Form 10-K/A
period 2008-12-31
ICAHN ENTERPRISES L.P.
filed 2009-08-04
CIK 813762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of depositary and preferred units outstanding as of the close of business on July 31, 2009 was 74,775,597 and 13,127,179, respectively.

EXPLANATORY NOTE

We are updating Part II, Items 6 (Selected Financial Data), 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and 8 (Financial Statements and Supplementary Data) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, or our 2008 Annual Report on Form 10-K, filed with the SEC on March 4, 2009, to reflect the retrospective application of the presentation and disclosure requirements of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.

In addition, in response to a Securities and Exchange Commission comment letter dated April 28, 2009, regarding certain financial matters set forth in our 2008 Annual Report on Form 10-K, we are amending Part II, Item 8 (Financial Statements and Supplementary Data), to reformat our consolidated balance sheets, and statements of operations and cash flows for all periods presented. This amendment has no effect on our consolidated financial position, results of operations or cash flows.

Except as described above, no other changes have been made to our 2008 Annual Report on Form 10-K.

i

ICAHN ENTERPRISES L.P.

Page No.
PART II
Item 6. Selected Financial Data	1
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 8. Financial Statements and Supplementary Data	41
PART IV
Item 15. Exhibits and Financial Statement Schedules	115

ii

PART II

Item 6. Selected Financial Data

The following table contains our selected historical consolidated financial data, which should be read in conjunction with our consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this annual report on Form 10-K/A. The selected historical consolidated financial data as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements at those dates and for those periods, contained elsewhere in this annual report on Form 10-K/A. The selected historical consolidated financial data as of December 31, 2006, 2005 and 2004 and for the years ended December 31, 2005 and 2004 have been derived from our audited consolidated financial statements at those dates and for those periods, not contained in this annual report on Form 10-K/A, as adjusted retrospectively for certain reclassifications of our real estate segment as held and used, and the application of the presentation and disclosure requirements of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In Millions, Except Per Unit Amounts)
Statement of Operations Data:
Total revenues	$5,027	$2,491	$3,006	$1,528	$855
(Loss) income from continuing operations	$(3,173)	$480	$1,008	$286	$204
Income from discontinued operations	485	84	850	23	107
Net (loss) income	(2,688)	564	1,858	309	311
Less: Net loss (income) attributable to non-controlling interests	2,645	(256)	(750)	(227)	(47)
Net (loss) income attributable to Icahn Enterprises	$(43)	$308	$1,108	$82	$264
Net (loss) income attributable to Icahn Enterprises allocable to:
Limited partners	$(57)	$103	$507	$(21)	$131
General partner	14	205	601	103	133
Net (loss) income attributable to Icahn Enterprises	$(43)	$308	$1,108	$82	$264
Net (loss) income attributable to Icahn Enterprises from:
Continuing operations	$(528)	$219	$311	$54	$156
Discontinued operations	485	89	797	28	108
Net (loss) income attributable to Icahn Enterprises	$(43)	$308	$1,108	$82	$264
Basic and diluted (loss) income per LP Unit:
(Loss) income from continuing operations	$(7.84)	$0.24	$0.03	$(0.87)	$0.53
Income from discontinued operations	7.04	1.34	8.19	0.50	2.31
Basic and diluted (loss) income per LP unit	$(0.80)	$1.58	$8.22	$(0.37)	$2.84
Weighted average limited partnership units outstanding	71	65	62	54	46
Other Financial Data:
EBITDA(1)	$786	$545	$1,464	$376	$439
Adjusted EBITDA(1)	837	483	1,452	437	448
Cash distributions declared, per LP Unit	1.00	0.55	0.40	0.20	—

	December 31,
	2008	2007	2006	2005	2004
	(In Millions)
Balance Sheet Data:
Cash and cash equivalents	$2,612	$2,113	$1,884	$367	$787
Investments	4,515	6,432	3,458	3,399	721
Property, plant and equipment, net	2,878	533	555	517	620
Total assets	18,815	12,434	9,280	7,257	3,056
Debt	4,571	2,041	953	918	752
Preferred limited partner units	130	124	118	112	107
Equity attributable to Icahn Enterprises	2,398	2,313	2,832	1,738	1,787

(1)	EBITDA represents earnings before interest expense, income tax (benefit) expense and depreciation, depletion and amortization. We define Adjusted EBITDA as EBITDA excluding the effect of unrealized losses or gains on derivative contracts. We present EBITDA and Adjusted EBITDA because we consider them important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies that have issued debt, many of which present EBITDA and Adjusted EBITDA when reporting their results. We present EBITDA and Adjusted EBITDA on a consolidated basis, net of the effect of non-controlling interests, however we conduct substantially all of our operations through subsidiaries. The operating results of our subsidiaries may not be sufficient to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us for payment of our indebtedness, payment of distributions on our depositary units or otherwise, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which these subsidiaries currently may be subject or into which they may enter into in the future. The terms of any borrowings of our subsidiaries or other entities in which we own equity may restrict dividends, distributions or loans to us.

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

EBITDA and Adjusted EBITDA are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. Given these limitations, we rely primarily on our U.S. GAAP results and use EBITDA only supplementally in measuring our financial performance.

The following table reconciles net income to EBITDA and EBITDA to Adjusted EBITDA for the periods indicated (in millions of dollars):

	Year Ended December 31,
	2008	2007	2006	2005	2004
Net (loss) income	$(43)	$308	$1,108	$82	$264
Interest expense	273	171	143	105	68
Income tax expense (benefit)	308	27	39	31	(1)
Depreciation, depletion and amortization	248	39	174	158	108
EBITDA	786	545	1,464	376	439
Unrealized (gains) losses on derivative contracts	51	(62)	(12)	61	9
Adjusted EBITDA	$837	$483	$1,452	$437	$448

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:

(1)	Overview
•	Introduction
•	Acquisition of Controlling Interest in Federal-Mogul Corporation
•	Divestiture
•	Declaration of Distribution on Depositary Units
(2)	Results of Operations
•	Overview
•	Consolidated Financial Results of Continuing Operations
•	Investment Management
•	Automotive
•	Metals
•	Real Estate
•	Home Fashion
•	Holding Company
•	Interest Expense and Non-Controlling Interests — Automotive, Holding Company and Other
•	Income Taxes
•	Discontinued Operations
(3)	Liquidity and Capital Resources
•	Holding Company
•	Consolidated Cash Flows
•	Borrowings
•	Contractual Commitments
•	Off-Balance Sheet Arrangements
•	Discussion of Segment Liquidity and Capital Resources
•	Investment Management
•	Automotive
•	Metals
•	Real Estate
•	Home Fashion
•	Discontinued Operations
•	Distributions
(4)	Critical Accounting Policies and Estimates
(5)	Recently Issued Accounting Pronouncements
(6)	Forward-Looking Statements

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

Results of Operations

Overview

A summary of the significant developments for fiscal 2008 is as follows:

•	Consummation of the sale of ACEP on February 20, 2008 for $1.2 billion, realizing a gain of $472 million, after taxes of $260 million;
•	Investment of $465 million of the gross proceeds in a Code Section 1031 Exchange transaction related to the sale of ACEP with the purchase of two net leased properties within our Real Estate segment, resulting in a deferral of $103 million in taxes;
•	The inclusion of $5.7 billion of revenues from our Automotive segment for the period March 1, 2008 through December 31, 2008. Additionally, our Automotive segment results for the period March 1, 2008 through December 31, 2008 included total asset impairment charges aggregating $434 million, of which $222 million related to goodwill and $130 related to other indefinite-lived intangible assets. These charges were principally attributable to significant decreases in forecasted future cash flows as Federal-Mogul adjusts to the known and anticipated changes in industry volumes;
•	Increased net sales from the Metals segment of $405 million for fiscal 2008 as compared to fiscal 2007, resulting from an increase in the average selling price of ferrous scrap, increased volume of shipped ferrous production and the inclusion of financial results of acquisitions made during fiscal 2007 and early fiscal 2008;
•	Loss attributable to Icahn Enterprises from continuing operations from the Investment Management segment of $335 million during fiscal 2008 resulting from investment losses from the Private Funds which were primarily affected by the decline in the value of the Private Funds’ largest equity positions; and
•	Reduced net sales from the Home Fashion segment of $258 million for fiscal 2008 as compared to fiscal 2007 due to the weak home textile retail environment and the elimination of unprofitable programs.

A summary of the significant developments for fiscal 2007 is as follows:

•	The acquisition of the Investment Management business on August 8, 2007 for an initial consideration of 8,632,679 of our depositary units, valued at $810 million;
•	The acquisition of PSC Metals from Philip Services Corporation, or Philip, on November 5, 2007 for a total consideration of $335 million in cash;
•	An increase in the Investment Management segment’s AUM of $3.5 billion compared to December 31, 2006;
•	The issuance of $500 million of additional 7.125% senior unsecured notes in January 2007;
•	The issuance of $600 million of variable rate notes in April 2007;
•	The sale of our position in common stock of SandRidge Energy, Inc., or SandRidge, for total cash consideration of $243 million in April 2007;
•	Income attributable to Icahn Enterprises from continuing operations from our Investment Management segment of $170 million due to overall positive returns of the Private Funds despite broad, volatile market conditions in fiscal 2007; and
•	The continued restructuring efforts of WPI, including the closure of all of WPI’s retail stores and related inventory disposal. WPI recorded a charge of $14 million related to this restructuring effort, which is included in discontinued operations.

Consolidated Financial Results of Continuing Operations

The following table summarizes revenues and income attributable to Icahn Enterprises from continuing operations for each of our segments (in millions of dollars):

	Revenues(1) Year Ended December 31,
	2008	2007	2006
Investment Management	$(2,783)	$588	$1,104
Automotive(2)	5,727	—	—
Metals	1,243	834	715
Real Estate	103	113	137
Home Fashion	438	706	898
Holding Company	299	250	152
Total	$5,027	$2,491	$3,006

	Income (Loss) Attributable to Icahn Enterprises From Continuing Operations Year Ended December 31,
	2008	2007	2006
Investment Management	$(335)	$170	$260
Automotive(2)	(350)	—	—
Metals	66	42	51
Real Estate	14	14	25
Home Fashion	(55)	(84)	(71)
Holding Company	132	77	46
Total	$(528)	$219	$311

(1)	Revenues include interest and dividend income, other income, net and gain on extinguishment of debt.
(2)	Automotive segment results are for the period March 1, 2008 through December 31, 2008.

Investment Management

Overview

On August 8, 2007, we acquired the general partnership interests in Icahn Onshore LP, or the Onshore GP, and Icahn Offshore LP, or the Offshore GP (and, together with the Onshore GP, being referred to herein as the General Partners), acting as general partners of Icahn Partners LP, or the Onshore Fund, and the Offshore Master Funds (as defined below). We also acquired the general partnership interest in Icahn Capital Management LP, or New Icahn Management, a Delaware limited partnership. Prior to January 1, 2008, the General Partners and New Icahn Management provided investment advisory and certain management services to the Private Funds (as defined below). Effective January 1, 2008, in addition to providing investment advisory services to the Private Funds, the General Partners provide or cause their affiliates to provide certain administrative and back office services to the Private Funds that had been previously provided by New Icahn Management. The General Partners do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and accredited investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available. As referred to herein, the Offshore Master Funds consist of (i) Icahn Partners Master Fund L.P., (ii) Icahn Partners Master Fund II L.P. and (iii) Icahn Partners Master Fund III L.P. The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the Investment Funds.

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

The General Partners and their affiliates also earn income (or are subject to losses) through their investments in the Investment Funds. Icahn Enterprises Holdings earns income (or is subject to losses) through its investment in the Investment Funds. In both cases the income or losses consist of realized and unrealized gains and losses on investment activities along with interest and dividend income.

AUM and Fund Performance

The table below reflects changes to AUM for the years ended December 31, 2008, 2007 and 2006. The end-of-period balances represent total AUM, including any accrued special profits interest allocations (and prior to January 1, 2008, deferred management fees) and any incentive allocations and our own investments in the Private Funds as well as investments of other affiliated parties who have not been charged special profits interest allocations (and prior to January 1, 2008, management fees) or incentive allocations for the periods presented (in millions of dollars):

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

Summarized income statement information on a deconsolidated basis and on a U.S. GAAP basis for the years ended December 31, 2008, 2007 and 2006 (in millions of dollars):

	Year Ended December 31, 2008
	Icahn Enterprises’ Interests	Consolidated Private Funds	Eliminations	Total U.S. GAAP Results
Revenues:
Special profit interests allocation	$—	$—	$—	$—
Net loss from investment activities	(303)(1)	(3,025)	303	(3,025)
Interest and dividend income	—	242	—	242
	(303)	(2,783)	303	(2,783)
Costs and expenses	32	21	—	53
Interest expense	—	12	—	12
	32	33	—	65
Loss from continuing operations before income tax expense	(335)	(2,816)	303	(2,848)
Income tax expense	—	—	—	—
Loss from continuing operations	(335)	(2,816)	303	(2,848)
Less: Loss attributable to non-controlling interests from continuing operations	—	2,787	(274)	2,513
Loss attributable to Icahn Enterprises from continuing operations	$(335)	$(29)	$29	$(335)

	Year Ended December 31, 2007
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	Total U.S. GAAP Results
Revenues:
Management fees	$128		$—	$(117)	$11
Incentive allocations	71		—	(71)	—
Net gain from investment activities	21	(1)	355	(21)	355
Interest and dividend income	1		221	—	222
	221		576	(209)	588
Costs and expenses	47		38	—	85
Interest expense	—		15	—	15
	47		53	—	100
Income from continuing operations before income tax expense	174		523	(209)	488
Income tax expense	(4)		—	—	(4)
Income from continuing operations	170		523	(209)	484
Less: Income attributable to non-controlling interests from continuing operations	—		(298)	(16)	(314)
Income attributable to Icahn Enterprises from continuing operations	$170		$225	$(225)	$170

	Year Ended December 31, 2006
	Icahn Enterprises’ Interests	Consolidated Private Funds	Eliminations	Total U.S. GAAP Results
Revenues:
Management fees	$82	$—	$(82)	$—
Incentive allocations	190	—	(190)	—
Net gain from investment activities	27	1,031	(27)	1,031
Interest and dividend income	—	73	—	73
	299	1,104	(299)	1,104
Costs and expenses	38	32	—	70
Interest expense	—	10	—	10
	38	42	—	80
Income (loss) from continuing operations before income tax expense	261	1,062	(299)	1,024
Income tax (expense) benefit	(1)	—	—	(1)
Income (loss) from continuing operations	260	1,062	(299)	1,023
Less: Income attributable to non-controlling interests from continuing operations	—	(763)	—	(763)
Income attributable to Icahn Enterprises from continuing operations	$260	$299	$(299)	$260

(1)	We made investments aggregating $950 million (of which $700 million was made during fiscal 2007 and $250 million was made during the fourth quarter of fiscal 2008) in the Private Funds for which no special profits interest allocation effective January 1, 2008 (and prior to January 1, 2008, management fees) or incentive allocations are applicable. As of December 31, 2008, the total value of this investment is $660 million, with an unrealized loss of $274 million and $16 million for fiscal 2008 and fiscal 2007, respectively. These amounts are reflected in the Private Funds’ net assets and earnings.

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

Interest and dividend income increased by $20 million, or 9.0%, to $242 million for fiscal 2008 as compared to the fiscal 2007. The increase was primarily attributable to amounts earned on interest-paying investments.

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

Loss attributable to non-controlling interests from continuing operations in fiscal 2008 was $2.5 billion as compared to income attributable to non-controlling interests of $314 million in fiscal 2007. This change was due to the decline in performance of the Private Funds during fiscal 2008.

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

Interest and dividend income increased by $149 million, or 204%, to $222 million for fiscal 2007, as compared to fiscal 2006. The increase was primarily attributable to increases in AUM and the amounts invested in interest-paying investments.

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

Income attributable to non-controlling interests from continuing operations was $314 million for fiscal 2007, as compared to $763 million for fiscal 2006. This decrease was due to the decline in performance of the Private Funds during fiscal 2007 as discussed above.

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

The five product groups of our Automotive segment have been aggregated for purposes of reporting our operating results below. Summarized statements of operations and performance data for the Automotive segment for the period March 1, 2008 through December 31, 2008 and 2007 are as follows (in millions of dollars):

	Period March 1 through December 31,
	2008	2007
Net sales	$5,652	$5,822
Cost of goods sold	4,730	4,820
Gross margin	922	1,002
Expenses:
Selling, general and administrative	709	785
Restructuring and impairment	566	103
Total expenses	1,275	888
(Loss) income from continuing operations before interest, income taxes, and other income, net	$(353)	$114

The percentage of Federal-Mogul’s net sales by region for the ten months ended December 31, 2008 and 2007 are listed below.

2008	Ten Months
U.S. and Canada	40%
Europe	46%
Rest of world	14%

2007	Ten Months
U.S. and Canada	42%
Europe	45%
Rest of world	13%

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

Selling, General and Administrative

Selling, general and administrative, or SG&A expenses, decreased by $76 million, or 9.7%, to $709 million for the ten months ended December 31, 2008 as compared to the corresponding prior year period. SG&A expenses were 12.5% and 13.5% of net sales for the ten months ended December 31, 2008 and 2007, respectively. The unfavorable impact of exchange movements increased SG&A expenses which was more than offset by a constant-dollar reduction, primarily due to reduced pension costs and other productivity improvements, net of labor and benefits inflation.

Included in SG&A expense above were research and development, or R&D, costs, including product engineering and validation costs, of $142 million for the ten months ended December 31, 2008 compared to $149 million in the comparable prior year period. As a percentage of OEM sales, research and development was 4% for each of the ten months ended December 31, 2008 and 2007.

Restructuring and Impairment

Restructuring and impairment increased by $463 million to $566 million for the ten months ended December 31, 2008, as compared the corresponding prior year period. The increase is primarily due to impairment charges relating to goodwill and other indefinite-lived intangible assets as discussed below.

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

Summarized statements of operations and performance data for PSC Metals for the years ended December 31, 2008, 2007 and 2006 are as follows (in millions, except units of weight):

	Year Ended December 31,
	2008	2007	2006
Net sales	$1,239	$834	$710
Cost of goods sold	1,102	778	652
Gross profit	137	56	58
Selling, general and administrative	34	18	15
Income from continuing operations before interest, income taxes and other income, net	$103	$38	$43
Ferrous tons sold (‘000s)	1,858	1,707	1,560
Non-ferrous pounds sold (‘000s)	125,140	120,470	114,086

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

Gross profit for fiscal 2008 increased by $81 million, or 144.6%, to $137 million as compared to fiscal 2007. As a percentage of net sales, cost of goods sold was 89.0% and 93.3% for fiscal 2008 and fiscal 2007, respectively. The increase in gross profit and lower cost of goods sold percentage are primarily due to increased selling prices during fiscal 2008 that exceeded the increased cost of scrap supply. Yards acquired during fiscal 2007 and early fiscal 2008 also contributed to the increase in gross profit in fiscal 2008.

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

The following table summarizes the key operating data for real estate activities for the years ended December 31, 2008, 2007 and 2006 (in millions of dollars):

	Year Ended December 31,
	2008	2007	2006
Revenues(1)	$101	$106	$134
Expenses	82	92	105
Income from continuing operations before interest, income taxes and other income, net	$19	$14	$29
(1)	Revenues include net sales from Development and Resort operations, and rental and financing lease income from Rental operations.

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

Home Fashion

WPI has been adversely affected by a variety of unfavorable conditions, including the following factors that have negatively impacted operating results:

•	adverse competitive conditions for U.S. manufacturing facilities compared to manufacturing facilities located outside of the United States;
•	growth of low-priced competitive imports from Asia and Latin America resulting from lifting of import quotas; and
•	a difficult retail market for home textiles driven by both the current economy and the slowdown in residential home sales.

Summarized statements of operations for the years ended December 31, 2008, 2007 and 2006 are as follows (in millions of dollars):

	Year Ended December 31,
	2008	2007	2006
Net sales	$425	$683	$891
Cost of goods sold	394	681	858
Gross margin	31	2	33
Expenses:
Selling, general and administrative	89	112	130
Restructuring and impairment	37	49	46
Total expenses	126	161	176
Loss from continuing operations before interest, income taxes, and other income, net	$(95)	$(159)	$(143)

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

Summarized operating revenues and expenses for the Holding Company for the years ended December 31, 2008, 2007 and 2006 are as follows (in millions of dollars):

	Year Ended December 31,
	2008	2007	2006
Net gain from investment activities	$102	$84	$91
Interest and dividend income	51	129	43
Gain on debt extinguishment	146	—	—
Other income, net	—	37	18
Holding Company revenues	299	250	152
Holding Company expenses	34	37	26
Income from continuing operations before interest expense and income taxes	$265	$213	$126

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net gain from investment activities increased by $18 million, or 21.4%, to $102 million in fiscal 2008 as compared to fiscal 2007. The increase was primarily due to higher realized gains recorded on the investment portfolio in fiscal 2008.

Interest and dividend income decreased by $78 million, or 60.5%, to $51 million for fiscal 2008 as compared to fiscal 2007. This decrease was primarily due to lower yields on lower cash balances in fiscal 2008 as compared to fiscal 2007.

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

Interest and dividend income increased by $86 million, or 200.0%, to $129 million in fiscal 2007 as compared to fiscal 2006. This increase was primarily due to the increase in the Holding Company’s cash position relating to the sale of our Oil and Gas operations and Atlantic City gaming operations in the fourth quarter of fiscal 2006 and the proceeds from the issuance of additional 7.125% senior notes in January 2007 and variable rate notes in April 2007.

Expenses, excluding interest expense, increased by $11 million, or 42.3%, to $37 million for fiscal 2007 as compared to fiscal 2006. The increase is primarily attributable to professional fees and legal expenses related to the acquisition of the Investment Management business on August 8, 2007.

Interest Expense and Income (Loss) Attributable to Non-Controlling Interests — Automotive, Holding Company and Other

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

Loss attributable to non-controlling interests for fiscal 2008 was $132 million as compared to loss attributable to non-controlling interests of $53 million for fiscal 2007, as a result of the impact of the non-controlling interests’ share of losses of Federal-Mogul and WPI.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Interest expense increased by $48 million, or 55.2%, to $135 million in fiscal 2007 as compared to fiscal 2006. This increase is a result of interest incurred on the $500 million of additional 7.125% senior notes issued in January 2007 and the $600 million of variable rate notes issued in April 2007.

Loss attributable to non-controlling interests for fiscal 2007 decreased $13 million, or 19.7%, to $53 million as compared to fiscal 2006, primarily as a result of the impact of the non-controlling interests’ share of the losses incurred by WPI.

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

Results of Discontinued Operations

The financial position and results of these operations are presented as other assets in the consolidated balance sheets and discontinued operations in the consolidated statements of operations, respectively, for all periods presented in accordance with SFAS No. 144. For further discussion, see Note 5, “Discontinued Operations and Assets Held for Sale,” to the consolidated financial statements.

Summarized financial information for discontinued operations for the years ended December 31, 2008, 2007 and 2006 as follows (in millions of dollars):

	Year Ended December 31,
	2008	2007	2006
Revenues:
Oil and Gas	$—	$—	$354
Gaming(1)	60	444	524
Real Estate	1	3	5
Home Fashion – retail stores	—	47	67
Total revenues	$61	$494	$950
Income (loss) from discontinued operations:
Oil and Gas	$—	$—	$183
Gaming	13	100	45
Real Estate	1	2	3
Home Fashion – retail stores	—	(20)	(7)
Total income from discontinued operations before income taxes, interest and other income	14	82	224
Interest expense	(3)	(21)	(46)
Interest and other income	—	21	13
Income from discontinued operations before income tax expense	11	82	191
Income tax expense	(4)	(19)	(17)
	7	63	174
Gain on dispositions, net of income tax expense	478	21	676
Income from discontinued operations	485	84	850
Income (loss) from discontinued operations attributable to non-controlling interests	—	5	(53)
Income from discontinued operations attributable to Icahn Enterprises	$485	$89	$797

(1)	Gaming segment results for fiscal 2008 are through February 20, 2008, the date of the ACEP sale.

Interest and other income for fiscal 2007 includes $8 million relating to a real estate tax refund received by Atlantic Coast and $10 million representing the net gain on settlement of litigation relating to GB Holdings Inc.

The gain on dispositions for fiscal 2008 includes $472 million, net of income taxes of $260 million, recorded on the sale of ACEP. Of the $260 million in taxes recorded on the sale of ACEP, $103 million was deferred in a Code 1031 Exchange transaction during the third quarter of fiscal 2008. The gain on sales of discontinued operations for fiscal 2007 includes $12 million of gain on sales of real estate assets and $9 million relating to a working capital adjustment to the gain recorded on the sale of the Oil and Gas business in November 2006. The gain on sales of discontinued operations in fiscal 2006 includes $599 million of gain on sale of our Oil and Gas business, $13 million of gain on sales of real estate assets and $62 million on the gain on the sale of our Atlantic City gaming operations.

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

Within our Investment Management segment, net cash provided by operating activities during fiscal 2008 of $299 million is primarily due to proceeds from securities transactions of approximately $10.3 billion offset in part by purchases relating to securities transactions of $9.8 billion. Additionally, investment losses were offset by loss attributable to non-controlling interests and changes in operating assets and liabilities. This compares to $3.0 billion used in operating activities in fiscal 2007 which was primarily the result of purchases relating to securities transactions of $11.2 billion offset in part by proceeds from securities transactions of $7.9 billion.

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

Distributions

Depositary Units

During fiscal 2008, we paid distributions of $0.25 per LP unit ($1.00 per LP unit in the aggregate), aggregating $71 million, to depositary unitholders.

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

SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity; non-controlling interests will be presented within the statement of changes in partners’ equity and comprehensive income as a separate equity component. It also requires that the amount of consolidated net income attributable to the parent and to the non-controlling interests be clearly identified and presented on the face of the consolidated statement of income; income per LP unit be reported after the adjustment for non-controlling interest in income (loss); changes in ownership interest be accounted for similarly as equity transactions; and, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. We adopted SFAS No. 160 effective January 1, 2009 and we have reflected it in on a retrospective basis for all periods presented. There was no effect from our adoption of SFAS No. 160 on the equity or net income (loss) attributable to Icahn Enterprises, or Icahn Enterprises’ liquidity.

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

We have in the past and may in the future make forward-looking statements. Certain of the statements contained in this document involve risks and uncertainties. Our future results could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this document. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Also, please see Item 1A., “Risk Factors,” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 4, 2009.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners of
Icahn Enterprises L.P.

We have audited the accompanying consolidated balance sheets of Icahn Enterprises L.P. and Subsidiaries (the “Partnership”) (a Delaware limited partnership) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Federal-Mogul Corporation, a subsidiary, whose total assets as of December 31, 2008, and whose revenues for the period from March 1, 2008 (date of consolidation) through December 31, 2008, constituted $7.2 billion and $5.7 billion, respectively, of the related consolidated totals. Those statements were audited by other auditors, whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for Federal-Mogul Corporation, is based solely on the report of the other auditors.

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

As discussed in Note 1, on January 1, 2009, the Partnership adopted SFAS No. 160 and retrospectively adjusted all periods presented for the adoption. In addition, the Partnership has reformatted its consolidated financial statements for all periods presented.

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

/s/ GRANT THORNTON LLP

New York, New York
March 4, 2009 (except for Note 1
related to the effect of the adoption
of SFAS No. 160 and reformatted consolidated
financial statements, as to which the date is August 4, 2009)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Federal-Mogul Corporation

We have audited the consolidated balance sheets of Federal-Mogul Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007 (Successor), and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years ended December 31, 2008 (Successor), and 2007 and 2006 (Predecessor) (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009, included in the Company’s Annual Report (Form 10-K) for the year ended December 31, 2008 and not presented herein, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 24, 2009

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	December 31,
	2008	2007
	(In Millions, Except Unit Amounts)
ASSETS
Cash and cash equivalents	$2,612	$2,113
Cash held at consolidated affiliated partnerships and restricted cash	3,947	1,147
Investments	4,515	6,432
Accounts receivable, net	1,057	179
Due from brokers	54	848
Inventories, net	1,093	266
Property, plant and equipment, net	2,878	533
Goodwill	1,086	16
Intangible assets	943	24
Other assets	630	876
Total Assets	$18,815	$12,434
LIABILITIES AND EQUITY
Accounts payable	$679	$85
Accrued expenses and other liabilities	2,805	930
Securities sold, not yet purchased, at fair value	2,273	206
Due to brokers	713	—
Postemployment benefit liability	1,302	—
Debt	4,571	2,041
Preferred limited partner units	130	124
Total liabilities	12,473	3,386
Commitments and contingencies (Note 20)
Equity:
Limited partners:
Depositary units: 92,400,000 authorized; issued 75,912,797 and 71,626,710 at December 31, 2008 and 2007, respectively; outstanding 74,775,597 and 70,489,510 at December 31, 2008 and 2007, respectively	2,582	3,057
General partner	(172)	(732)
Treasury units at cost	(12)	(12)
Equity attributable to Icahn Enterprises	2,398	2,313
Equity attributable to non-controlling interests	3,944	6,735
Total equity	6,342	9,048
Total Liabilities and Equity	$18,815	$12,434

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008, 2007 and 2006

	Year Ended December 31,
	2008(1)	2007	2006
	(In Millions, Except Per Unit Amounts)
Revenues:
Net sales	$7,389	$1,608	$1,720
Net (loss) gain from investment activities	(2,923)	439	1,122
Interest and dividend income	323	372	130
Gain on extinguishment of debt	146	—	—
Other income, net	92	72	34
Total revenues	5,027	2,491	3,006
Expenses:
Cost of goods sold	6,258	1,505	1,594
Selling, general and administrative	965	294	262
Restructuring and impairment	607	53	46
Interest expense	323	150	97
Total expenses	8,153	2,002	1,999
(Loss) income from continuing operations before income tax (expense) benefit	(3,126)	489	1,007
Income tax (expense) benefit	(47)	(9)	1
(Loss) income from continuing operations	(3,173)	480	1,008
Income from discontinued operations	485	84	850
Net (loss) income	(2,688)	564	1,858
Less: net loss (income) attributable to non-controlling interests	2,645	(256)	(750)
Net (loss) income attributable to Icahn Enterprises	$(43)	$308	$1,108
Net (loss) income attributable to Icahn Enterprises from:
Continuing operations	$(528)	$219	$311
Discontinued operations	485	89	797
	$(43)	$308	$1,108
Net (loss) income attributable to Icahn Enterprises allocable to:
Limited partners	$(57)	$103	$507
General partner	14	205	601
	$(43)	$308	$1,108
Basic and diluted income (loss) per LP unit:
(Loss) income from continuing operations	$(7.84)	$0.24	$0.02
Income from discontinued operations	7.04	1.34	8.20
	$(0.80)	$1.58	$8.22
Weighted average LP units outstanding	71	65	62
Cash distributions declared per LP unit	$1.00	$0.55	$0.40

(1)	Automotive segment results are for the period March 1, 2008 through December 31, 2008.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES
IN EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31, 2008, 2007 and 2006
(In Millions)

	Equity Attributable to Icahn Enterprises
	General Partner's Equity (Deficit)	Limited Partners' Equity – Depositary Units	Held in Treasury		Total Partners' Equity	Non-Controlling Interests
			Amount	Units			Total Equity
Balance, December 31, 2005	$25	$1,725	$(12)	1	$1,738	$2,854	$4,592
Comprehensive income:
Net income	601	507	—	—	1,108	750	1,858
Net unrealized gains on available-for-sale securities	3	29	—	—	32	—	32
Other comprehensive income	1	—	—	—	1	—	1
Comprehensive income	605	536	—	—	1,141	750	1,891
CEO LP unit options	—	6	—	—	6	—	6
Atlantic Coast bond conversion	—	2	—	—	2	—	2
Partnership distributions	(1)	(24)	—	—	(25)	—	(25)
Investment Management distributions	—	—	—	—	—	(24)	(24)
Investment Management contributions	—	—	—	—	—	341	341
PSC Metals dividend distribution	(33)	—	—	—	(33)	—	(33)
Equity in ImClone capital transactions	—	3	—	—	3	—	3
Balance, December 31, 2006	596	2,248	(12)	1	2,832	3,921	6,753
Cumulative effect of adjustment from adoption of SFAS No. 159	(1)	(41)	—	—	(42)	—	(42)
Comprehensive income:
Net income	205	103	—	—	308	256	564
Net unrealized losses on available-for-sale securities	—	(24)	—	—	(24)	—	(24)
Other comprehensive income	5	—	—	—	5	—	5
Comprehensive income	210	79	—	—	289	256	545
General partner contributions	16	—	—	—	16	—	16
Partnership distributions	(1)	(36)	—	—	(37)	—	(37)
Investment Management distributions	—	—	—	—	—	(107)	(107)
Investment Management contributions	—	—	—	—	—	2,759	2,759
Investment Management business acquisition	(810)	810	—	—	—	—	—
Investment Management business distributions	(445)	—	—	—	(445)	—	(445)
PSC Metals acquisition	(335)	—	—	—	(335)	—	(335)
PSC Metals capital contribution	39	—	—	—	39	—	39
Change in subsidiary equity	—	(3)	—	—	(3)	(94)	(97)
Cumulative effect of adjustment from adoption of FIN 48 and other	(1)	—	—	—	(1)	—	(1)
Balance, December 31, 2007	(732)	3,057	(12)	1	2,313	6,735	9,048
Comprehensive loss:
Net income (loss)	14	(57)	—	—	(43)	(2,645)	(2,688)
Net unrealized losses on available-for-sale securities	—	(8)	—	—	(8)	—	(8)
Defined benefit plans	(5)	(254)	—	—	(259)	(83)	(342)
Translation adjustments and other	(66)	(244)	—	—	(310)	(101)	(411)
Comprehensive loss	(57)	(563)	—	—	(620)	(2,829)	(3,449)
Federal-Mogul acquisition	615	153	—	—	768	627	1,395
Partnership distributions	(1)	(71)	—	—	(72)	—	(72)
General partner contributions	3	—	—	—	3	—	3
Investment Management distributions	—	—	—	—	—	(1,351)	(1,351)
Investment Management contributions	—	—	—	—	—	830	830
Change in subsidiary equity and other	—	6	—	—	6	(68)	(62)
Balance, December 31, 2008	$(172)	$2,582	$(12)	1	$2,398	$3,944	$6,342

Accumulated other comprehensive (loss) income at December 31, 2008 and 2007 was $(752) and $9, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006
(In Millions)

	Year Ended December 31,
	2008(1)	2007	2006
Net (loss) income	$(2,688)	$564	$1,858
Cash Flows from operating activities:
Income (loss) from continuing operations	$(3,173)	$480	$1,008
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Investment losses (gains)	3,116	(470)	(1,054)
Purchases of securities	(9,104)	(8,998)	(4,268)
Proceeds from sales of securities	6,829	6,354	5,155
Purchases to cover securities sold, not yet purchased	(654)	(2,210)	(765)
Proceeds from securities sold, not yet purchased	3,437	1,592	990
Net premiums received on derivative contracts	77	—	—
Depreciation and amortization	332	36	46
Impairment loss on long-lived assets	450	25	32
Gain on extinguishment of debt	(146)	—	—
Other, net	68	(14)	56
Changes in operating assets and liabilities:
Cash held at consolidated affiliated partnerships and restricted cash	(2,800)	47	(893)
Accounts receivable, net	224	23	64
Inventories, net	219	24	6
Other assets	779	(91)	(618)
Accounts payable, accrued expenses and other liabilities	1,194	200	(8)
Net cash provided by (used in) continuing operations	848	(3,002)	(249)
Net cash (used in) provided by discontinued operations	(7)	86	231
Net cash provided by (used in) operating activities	841	(2,916)	(18)
Cash flows from investing activities:
Capital expenditures	(794)	(60)	(30)
Purchases of marketable equity and debt securities	(2)	(155)	(244)
Proceeds from sales of marketable equity and debt securities	565	337	570
Acquisitions of businesses, net of cash acquired	(68)	(48)	(99)
Other	53	27	23
Net cash (used in) provided by investing activities from continuing operations	(246)	101	220
Net cash provided by (used in) investing activities from discontinued operations	1,069	(10)	827
Net cash provided by investing activities	823	91	1,047

(1)	Automotive segment results are for the period March 1, 2008 through December 31, 2008.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
Years Ended December 31, 2008, 2007 and 2006
(In Millions)

	Year Ended December 31,
	2008(1)	2007	2006
Cash flows from financing activities:
Investment Management:
Capital distributions to partners	—	(156)	—
Capital subscriptions received in advance	—	145	66
Capital distributions to non-controlling interests	(1,270)	(43)	—
Capital contributions by non-controlling interests	685	2,404	300
Partnership distributions	(72)	(37)	(25)
General partner contributions	3	16	—
PSC Metals acquisition	—	(335)	—
Purchase of treasury shares by subsidiary	(17)	—	—
Dividends paid to minority holders of subsidiary	—	(19)	—
Proceeds from borrowings	44	1,155	34
Repayments of borrowings	(302)	(33)	(9)
Other	7	6	(41)
Net cash (used in) provided by financing activities from continuing operations	(922)	3,103	325
Net cash (used in) provided by financing activities from discontinued operations	(255)	(1)	15
Net cash (used in) provided by financing activities	(1,177)	3,102	340
Effect of exchange rate changes on cash	(57)	4	1
Net increase in cash and cash equivalents	430	281	1,370
Net change in cash of assets held for sale	69	(52)	147
Cash and cash equivalents, beginning of period	2,113	1,884	367
Cash and cash equivalents, end of period	$2,612	$2,113	$1,884
Supplemental information:
Cash payments for interest	$340	$150	$112
Cash payments for income taxes, net of refunds	$239	$27	$17
Net unrealized (losses) gains on securities available for sale	$(8)	$(24)	$30
LP unit issuance	$153	$810	$—
Equity received in consideration for sale of oil and gas	$—	$—	$231
Philip's contribution to redeem PSC Metals' debt	$—	$35	$—
Redemptions payable to non-controlling interests	$169	$88	$24

(1)	Automotive segment results are for the period March 1, 2008 through December 31, 2008.

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

As further described in Note 2, “Summary of Significant Accounting Policies,” the Investment Funds and the Offshore Fund (as each term is defined herein) are consolidated into our financial statements even though we only have a minority interest in the equity and income of these funds. The majority ownership interests in these funds, which represent the portion of the consolidated net assets and net income attributable to the limited partners and shareholders in the consolidated Private Funds (as defined below) for the periods presented, are attributable to non-controlling interests in the accompanying consolidated financial statements.

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

Change in Presentation

On January 1, 2009, we adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). We are updating our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Annual Report on Form 10-K”), previously filed with the SEC on March 4, 2009, to reflect the retrospective application of the presentation and disclosure requirements of SFAS No. 160.

On April 28, 2009, we received a comment letter from the Securities and Exchange Commission (the “SEC”) regarding certain financial matters set forth in our 2008 Annual Report on Form 10-K. In response to the comment letter, we reformatted our consolidated balance sheets, and statements of operations and cash flows for all periods presented. This reformatting of our consolidated financial statements has no effect on our consolidated financial position, results of operations or cash flows.

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

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Cash held at consolidated affiliated partnerships and restricted cash primarily consists of (i) cash and cash equivalents held by the Onshore Fund and Offshore Master Funds (as defined herein) that, although not legally restricted, is not available to fund the general liquidity needs of the Investment Management segment or Icahn Enterprises and (ii) restricted cash relating to derivatives held on deposit.

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

Foreign Currency Transactions.  The books and records of the Private Funds are maintained in U.S. dollars. Assets and liabilities denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Transactions during the period denominated in currencies other than U.S. dollars are translated at the rate of exchange applicable on the date of the transaction. Foreign currency translation gains and losses are recorded in the consolidated statements of operations. The Private Funds do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in the market prices of securities. Such fluctuations are reflected in net gain from investment activities.

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

Accounts Receivable, Net

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

Allocation of Net Profits and Losses in Consolidated Affiliated Partnerships — Investment Management

Net investment income and net realized and unrealized gains and losses on investments of the Private Funds are allocated to the respective partners or shareholders of the Private Funds based on their percentage ownership in such Private Funds at the beginning of each allocation period. Except for our limited partner interest, such allocations made to the limited partners or shareholders of the Private Funds are attributable to non-controlling interests in our consolidated statements of operations. The beginning of an allocation period is defined as the beginning of each fiscal year, the date of admission of any new partner or shareholder of the Private Funds, the date of any additional subscription or date that immediately follows a redemption by a partner or shareholder of the Private Funds. Upon such allocation to partners based on their respective capital balances, generally 2.5% of the capital appreciation (both realized and unrealized) allocated to the Investment Funds’ limited partners or lesser amounts for certain limited partners are then reallocated to the Investment Funds' General Partners. Such reallocation is referred to as the General Partners' special profits interest allocation. In addition, the General Partners may also generally be allocated 25% of the net capital appreciation (both realized and unrealized), such amounts being referred to as incentive allocations, provided, however, that an incentive allocation with respect to a Private Fund shall not be made in any year to the extent that the special profits interest allocation relating to such Private Fund equal or exceeds the net capital appreciation for such Private Fund for such year. Additionally, incentive allocations are subject to a “high water mark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods are recovered). The total profits and losses allocated to the respective General Partners of the Investment Funds are included in the consolidated net income of New Icahn Management and the General Partners (as either the Onshore GP or Offshore GP act as general partner to the Investment Funds) and are allocated in a manner consistent with the manner in which capital is allocated to the partners of the New Icahn Management and the General Partners as further discussed below. As of January 1, 2008, New Icahn Management distributed its net assets to Icahn Capital. Icahn Capital is the general partner of Icahn Onshore GP and Icahn Offshore GP.

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

Income allocations to all partners in each of the General Partners (and prior to January 1, 2008, New Icahn Management), except the general partner entity, are accounted for as compensation expense as more fully described in Note 14, “Compensation Arrangements.” All amounts allocated to these partners' capital accounts and their respective capital contributions are included in accrued expenses and other liabilities on the consolidated balance sheets until those amounts are paid out in accordance with the terms of each respective partner's agreement. Payments made to the respective general partner and any limited partner interests held by Mr. Icahn are treated as equity distributions.

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

Research and Development and Advertising Costs:  Federal-Mogul expenses research and development (“R&D”) costs and costs associated with advertising and promotion as incurred. R&D expense, including product engineering and validation costs, was $142 million for the period March 1, 2008 through December 31, 2008. As a percentage of OEM sales, R&D expense was 4% for the period March 1, 2008 through December 31, 2008. Research and development and advertising costs are included in selling, general and administrative on the consolidated statements of operations.

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

Net Income Per LP Unit

Basic income per LP unit are based on net income attributable to Icahn Enterprises allocable to limited partners after deducting preferred pay-in-kind distributions to preferred unitholders. The resulting net income available for limited partners are divided by the weighted average number of depositary limited partner units outstanding. The preferred units are considered to be equivalent units for the purpose of calculating diluted net earnings per LP unit.

For accounting purposes, earnings from the Investment Management segment prior to the acquisition of the partnership interests as described herein on August 8, 2007, earnings from PSC Metals prior to the acquisition on November 5, 2007, and earnings from Federal-Mogul prior to the acquisition on July 3, 2008 have been allocated to Icahn Enterprises GP, our general partner, for accounting purposes and therefore are excluded from the computation of basic and diluted income or loss per LP unit.

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

Generally, net income attributable to Icahn Enterprises for U.S. federal income tax purposes is allocated 1.99% and 98.01% between the general partner and the limited partners, respectively, in the same proportion as aggregate cash distributions made to the general partner and the limited partners during the period. This is generally consistent with the manner of allocating net income attributable to Icahn Enterprises under our Partnership Agreement; however, it is not comparable to the allocation of net income attributable to Icahn Enterprises reflected in our consolidated financial statements.

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

Foreign Currency Translation

Exchange adjustments related to international currency transactions and translation adjustments for international subsidiaries whose functional currency is the U.S. dollar (principally those located in highly inflationary economies) are reflected in the consolidated statements of operations. Translation adjustments of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies  – (continued)

international subsidiaries for which the local currency is the functional currency are reflected in the consolidated balance sheets as a component of equity. Deferred taxes are not provided on translation adjustments as the earnings of the subsidiaries are considered to be permanently reinvested.

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

In December 2007, the FASB issued SFAS No. 160. SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity; non-controlling interests will be presented within the statement of changes in partners’ equity and comprehensive income as a separate equity component. It also requires that the amount of consolidated net income attributable to the parent and to the non-controlling interests be clearly identified and presented on the face of the consolidated statement of income; income per LP unit be reported after the adjustment for non-controlling interest in income (loss); changes in ownership interest be accounted for similarly as equity transactions; and, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. We adopted SFAS No. 160 effective January 1, 2009 and we have reflected it on a retrospective basis for all periods presented. There was no effect from our adoption of SFAS No. 160 on the equity or net income (loss) attributable to Icahn Enterprises, or Icahn Enterprises’ liquidity.

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

	Fair Value	Fair Value Over Basis	February 29, 2008
	(Millions of Dollars)
Cash and equivalents	$801	$—	$801
Accounts receivable, net	1,187	—	1,187
Inventories, net	1,120	—	1,120
Property, plant and equipment, net	2,105	—	2,105
Goodwill and intangible assets	2,112	20	2,132
Other assets	840	—	840
Assets Acquired	8,165	20	8,185
Accounts payable, accrued expenses and other liabilities	2,073	—	2,073
Debt	2,934	—	2,934
Postemployment benefits liability	1,008	—	1,008
Liabilities Assumed	6,015	—	6,015
Net Assets Acquired	$2,150	$20	$2,170
Equity attributable to non-controlling interests			$(540)
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

	Year Ended December 31, 2008 (Unaudited)
	Icahn Enterprises	Federal- Mogul	Pro Forma Adjustments	Total
		(January 1, 2008 to February 29, 2008)
Revenues	$5,027	$1,222	$—	$6,249
Loss from continuing operations	$(3,173)	$(31)	$105	$(3,099)
Net loss	$(2,688)	$(31)	$105	$(2,614)
Basic and diluted loss per LP unit – continuing operations	$(7.84)			$(6.38)

	Year Ended December 31, 2007 (Unaudited)
	Icahn Enterprises	Federal- Mogul	Pro Forma Adjustments	Total
Revenues	$2,491	$7,001	$(30)	$9,462
Income from continuing operations	$480	$1,412	$(1,357)	$535
Net income	$564	$1,412	$(1,357)	$619
Basic and diluted income per LP unit – continuing operations	$0.24			$1.00

The pro forma adjustments relate to the elimination of Chapter 11 expenses, adjustments relating to the adoption of fresh-start reporting, and the 24.3% of Federal-Mogul’s income attributable to the non-controlling interests.

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

As of March 1, 2008, the accrued liability balance relating to restructuring programs was $14 million. For the period March 1, 2008 through December 31, 2008, Federal-Mogul incurred $132 million of restructuring charges. Federal-Mogul paid $36 million of restructuring charges for the period March 1, 2008 through December 31, 2008. Restructuring charges are included in restructuring and impairment within our consolidated statements of operations. As of December 31, 2008, the accrued liability balance was $113 million, which is included in accrued expenses and other liabilities in our consolidated balance sheet.

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

During fiscal 2008 and fiscal 2007, PSC Metals completed the acquisitions of substantially all of the assets of four scrap metal recyclers. The aggregate purchase price for the acquisitions was $55 million, the most significant of which was $42 million relating to the September 2007 acquisition of substantially all of the assets of WIMCO Operating Company, Inc., a full service scrap metal recycler located in Ohio. A total of $10 million of goodwill was recorded related to these acquisitions based on final purchase price allocations. The results of operations for yards acquired are reflected in the consolidated results of PSC Metals from the dates of acquisition. If the acquisitions had occurred at the beginning of fiscal 2008, fiscal 2007, or fiscal 2006 our consolidated unaudited pro forma net revenue, net income and diluted earnings per unit for such years would not have been materially different than the amounts we reported, and, therefore, pro forma results are not presented.

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

For each of fiscal 2008 and fiscal 2007, our Real Estate operations recorded impairment charges of $4 million. Impairment charges for fiscal 2006 were immaterial. In fiscal 2008, impairment charges of $4 million related to our development properties. In fiscal 2007, impairment charges of $3 million related to development properties and $1 million related to rental properties. These impairment charges are related to the general slowdown in residential and vacation home sales. Impairment charges are included in restructuring and impairment within our consolidated statements of operations.

The following is a summary of the anticipated future receipts of the minimum lease payments receivable under the financing and operating method at December 31, 2008 (in millions of dollars):

Year	Amount
2009	$51
2010	50
2011	50
2012	50
2013	50
Thereafter	312
$563

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

4. Operating Units  – (continued)

As of December 31, 2008 and 2007, $94 million and $54 million, respectively, of the net investment in financing leases and net real estate leased to others, which is included in property, plant and equipment, net in the consolidated balance sheets, was pledged to collateralize the payment of nonrecourse mortgages payable.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

4. Operating Units  – (continued)

WPI incurred restructuring costs of $25 million, $19 million and $12 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Included in restructuring expenses are cash charges associated with the ongoing costs of closed plants, employee severance, benefits and related costs and transition expenses. Restructuring charges are included in restructuring and impairment within our consolidated statements of operations. The amount of accrued restructuring costs at December 31, 2007 was $1 million. WPI paid $25 million of restructuring charges during fiscal 2008. As of December 31, 2008, the accrued liability balance was $1 million, which is included in accrued expenses and other liabilities in our consolidated balance sheet.

Total cumulative restructuring charges from August 8, 2005 (acquisition date) through December 31, 2008 were $58 million.

WPI incurred non-cash impairment charges that were primarily related to plants that have closed of $12 million, $30 million and $34 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Included in these charges were impairment charges related to WPI’s trademarks of $6 million and $5 million for fiscal 2008 and fiscal 2007, respectively. In recording the impairment charges related to its plants, WPI compared estimated net realizable values of property, plant and equipment to their current carrying values. In recording impairment charges related to its trademarks, WPI compared the fair value of the intangible asset with its carrying value. The estimates of fair value of trademarks are determined using a discounted cash flow valuation methodology commonly referred to as the “relief from royalty” methodology. Significant assumptions inherent in the “relief from royalty” methodology employed include estimates of appropriate marketplace royalty rates and discount rates. Impairment charges are included in restructuring and impairment within our consolidated statements of operations.

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

Home Fashion — Retail Stores

WPI closed all of its retail stores based on a comprehensive evaluation of the stores’ long-term growth prospects and their on-going value to the business. On October 18, 2007, WPI entered into an agreement to sell the inventory at all of its retail stores and subsequently ceased operations of its retail stores. Accordingly, it has reported the retail outlet stores business as discontinued operations for all periods presented. As a result of the sale, WPI accrued in fiscal 2007 $8 million of expense relating to the estimated liability for termination of the leases relating to its retail outlet stores facilities. As of December 31, 2008 and 2007, the accrued lease termination liability balance was $3 million and $7 million, respectively, which is included in accrued expenses and other liabilities in our consolidated balance sheets.

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

Results of Discontinued Operations

The financial position and results of operations for our former Oil and Gas, former Gaming and certain portions of the Home Fashion and Real Estate segments described below are presented as other assets in the consolidated balance sheets and discontinued operations in the consolidated statements of operations for all periods presented in accordance with SFAS No. 144.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

5. Discontinued Operations and Assets Held for Sale  – (continued)

A summary of the results of operations for our discontinued operations for fiscal 2008, fiscal 2007 and fiscal 2006 (in millions of dollars):

	Year Ended December 31,
	2008	2007	2006
Revenues:
Oil and Gas	$—	$—	$354
Gaming(1)	60	444	524
Real Estate	1	3	5
Home Fashion – retail stores	—	47	67
Total revenues	$61	$494	$950
Income (loss) from discontinued operations:
Oil and Gas	$—	$—	$183
Gaming	13	100	45
Real Estate	1	2	3
Home Fashion – retail stores	—	(20)	(7)
Total income from discontinued operations before income taxes, interest and other income	14	82	224
Interest expense	(3)	(21)	(46)
Interest and other income	—	21	13
Income from discontinued operations before income tax expense	11	82	191
Income tax expense	(4)	(19)	(17)
	7	63	174
Gain on dispositions, net of income tax expense	478	21	676
Income from discontinued operations	485	84	850
Income (loss) from discontinued operations attributable to non-controlling interests	—	5	(53)
Income from discontinued operations attributable to Icahn Enterprises	$485	$89	$797

(1)	Gaming segment results for fiscal 2008 are through February 20, 2008, the date of the ACEP sale.

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

In our consolidated balance sheets, assets of discontinued operations are classified within other assets while liabilities of discontinued operations are classified within accrued expenses and other liabilities.

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

a. Investment Management

Until August 8, 2007, Icahn Management elected to defer most of the management fees from the Offshore Funds and such amounts remain invested in the Offshore Funds. At December 31, 2008, the balance of the deferred management fees payable (included in accrued expenses and other liabilities) by the Offshore Funds to Icahn Management was $93 million. The deferred management fee payable (decreased) increased by $(51) million, $14 million and $20 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. For fiscal 2007 and fiscal 2006, the deferred management fees from the Offshore Funds and related appreciation were eliminated in consolidation. (Prior to August 8, 2007, Icahn Management’s financial results were consolidated into our consolidated financial statements).

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

For fiscal 2008, fiscal 2007 and fiscal 2006, we provided certain professional services to an affiliate of Icahn Enterprises GP for which we charged $3 million, $1 million, and $1 million, respectively. As of December 31, 2008, accrued expenses and other liabilities in the consolidated balance sheet included $3 million to be applied to our charges to the affiliate for services to be provided to it.

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

(1)	Amounts are included in other assets in our consolidated financial statements
(2)	Amounts are included in accrued expenses and other liabilities in our consolidated financial statements

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

Investments in Variable Interest Entities

The General Partners consolidate certain variable interest entities (“VIEs”) when they are determined to be their primary beneficiary, either directly or indirectly through other consolidated subsidiaries. The assets of the consolidated VIEs are primarily classified within cash and cash equivalents and investments in the consolidated balance sheets. The liabilities of the consolidated VIEs are primarily classified within securities sold, not yet purchased, at fair value, and accrued expenses and other liabilities in the consolidated balance sheets and are non-recourse to the General Partners’ general credit. Any creditors of VIEs do not have recourse against the general credit of the General Partners solely as a result of our including these VIEs in our consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

7. Investments and Related Matters  – (continued)

b. Automotive, Metals, Home Fashion and Holding Company

Investments for Automotive, Metals, Home Fashion and Holding Company consist of the following (in millions of dollars):

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

c. Automotive

Investments in Non-Consolidated Affiliates

Federal-Mogul maintains investments in 14 non-consolidated affiliates, which are located in China, Germany, Italy, Japan, Korea, Turkey, the United Kingdom and the United States. Federal-Mogul’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investment in these affiliates approximates $221 million at December 31, 2008 and is included in our consolidated balance sheets as a component of investments. Upon our purchase of the controlling interest in Federal-Mogul, Federal-Mogul’s investments in non-consolidated affiliates were adjusted to estimated fair value. These estimated fair values were determined based upon internal and external valuations considering various relevant market rates and transactions, and discounted cash flow valuation methods, among other factors, as further described in Note 3, “Acquisitions.”

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

Total realized and unrealized gains and losses recorded for Level 3 investments are reported in net gain from investment activities in the consolidated statements of operations.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

8. Fair Value Measurements  – (continued)

Automotive, Holding Company and Other

	Level 1	Level 2	Total
Assets
Available for sale investments:
Marketable equity and debt securities	$19	$—	$19
			—
Unrealized gains on derivative contracts(1)	—	1	1
	$19	$1	$20
Liabilities(2)
Derivative financial instruments	$—	$99	$99
Unrealized losses on derivative contracts	—	10	10
	$—	$109	$109

(1)	Amounts are classified within other assets in our consolidated balance sheets.
(2)	Amounts are classified within accrued expenses and other liabilities in our consolidated balance sheets.

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

10. Goodwill and Intangible Assets

At December 31, 2008 and 2007, goodwill and other intangible assets consist of the following (in millions of dollars):

		December 31, 2008			December 31, 2007
Description	Amortization Periods	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Definite lived intangible assets:
Automotive	1 – 22 years	$640	$(76)	$564	$—	$—	$—
Metals	5 – 15 years	11	(2)	9	7	(1)	6
		651	(78)	573	7	(1)	6
Indefinite lived intangible assets:
Automotive				354			—
Metals				3			—
Home Fashion				13			18
				370			18
Total intangible assets				$943			$24
Goodwill:
Automotive				$1,076			$—
Metals				10			16
				$1,086			$16

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

Given the complexity of the calculation and significance of fourth quarter economic activity, Federal-Mogul has not yet completed its annual impairment assessment. Based upon the draft valuations and preliminary assessment, our Automotive segment recorded estimated impairment charges of $222 million and $130 million for goodwill and other indefinite-lived intangible assets, respectively, for the period March 1, 2008 through December 31, 2008. To the extent that the finalization of Federal-Mogul’s assessment of goodwill and other indefinite-lived intangible assets requires adjustment to the preliminary impairment charge, such

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

10. Goodwill and Intangible Assets  – (continued)

adjustment would be recorded in the first quarter of fiscal 2009. These charges were required to adjust the carrying value of goodwill and other indefinite-lived intangible assets to estimated fair value. The estimated fair values were determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. Although the annual assessment was conducted as of October 1, 2008, Federal-Mogul incorporated general economic and company specific factors subsequent to this date into its assessment, including updated discount rates, costs of capital, market capitalization of Federal-Mogul, and financial projections, all in order to give appropriate consideration to the unprecedented economic downturn in the automotive industry that continued throughout the fourth quarter of 2008.

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

12. Equity Attributable to Non-Controlling Interests

Equity attributable to non-controlling interests consist of the following (in millions of dollars):

	December 31, 2008	December 31, 2007
Investment Management	$3,560	$6,594
Automotive	276	—
Home Fashion and other	108	141
Total equity attributable to non-controlling interests	$3,944	$6,735

Investment Management

The Investment Management segment consolidates those entities in which it (i) has an investment of more than 50% and have control over significant operating, financial and investing decisions of the entity, (ii) has a controlling general partner interest pursuant to EITF Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”), or (iii) is the primary beneficiary of a VIE pursuant to FIN 46R. The Investment Funds and the Offshore Fund are consolidated into our financial statements even though we have only a minority interest in the equity and income of these funds. As a result, our consolidated financial statements reflect the assets, liabilities, revenues, expenses and cash flows of these funds on a gross basis, rather than reflecting only the value of our investments in such funds. As of December 31, 2008, the net asset value of the Investment Management segment on our consolidated balance sheet was $4.3 billion, while the net asset value of our investments in these consolidated funds was $712 million. The majority ownership interests in these funds, which represent the portion of the consolidated Private Funds’ net assets and net income attributable to the limited partners and shareholders in the consolidated Private Funds for the periods presented, are attributable to non-controlling interests in the consolidated financial statements.

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

The General Partners, Icahn Capital, Icahn Management (for periods through August 8, 2007) and New Icahn Management (for the period August 8, 2007 through December 31, 2007) recorded compensation expense of $2 million, $22 million and $17 million related to these rights for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Compensation expense is included in selling, general and administrative in the consolidated statements of operations. Compensation expense arising from grants in special profits interest allocations is recognized in the consolidated financial statements over the vesting period. Accordingly, unvested balances of special profits interest allocations effective January 1, 2008, if any, (and prior to January 1, 2008, management fees) allocated to certain employees are not reflected in the consolidated financial statements. Unvested amounts not yet recognized as compensation expense within the consolidated statements of operations were $4 million and $10 million as of December 31, 2008 and December 31, 2007, respectively. That cost is expected to be recognized over a weighted average of 3.0 years. Cash paid to settle rights that were withdrawn for fiscal 2008, fiscal 2007 and fiscal 2006 was $6 million, $14 million and $6 million, respectively.

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

17. Income per LP Unit

Basic income per LP unit are based on net income attributable to Icahn Enterprises allocable to limited partners after deducting preferred pay-in-kind distributions to preferred unitholders. Net income allocable to limited partners is divided by the weighted-average number of LP units outstanding. Diluted earnings per LP unit are based on basic earnings adjusted for interest charges applicable to the variable rate notes and earnings before the preferred pay-in-kind distributions as well as the weighted-average number of units and equivalent units outstanding. The preferred units are considered to be equivalent units for the purpose of calculating net income per LP unit. All equivalent units have been excluded from the calculation of diluted income per LP unit for fiscal 2008, fiscal 2007 and fiscal 2006 as the effect of including them would have been anti-dilutive.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

17. Income per LP Unit  – (continued)

The following table sets forth the allocation of net income (loss) attributable to Icahn Enterprises from continuing operations allocable to limited partners and the computation of basic and diluted income per LP unit for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	(In Millions, Except Per Unit Amounts)
(Loss) income attributable to Icahn Enterprises from continuing operations	$(528)	$219	$311
Less: Income from common control acquisitions allocated to general partner	(40)	(203)	(310)
	(568)	16	1
Basic and diluted (loss) income attributable to Icahn Enterprises from continuing operations allocable to limited partners(1)	$(557)	$16	$1
Basic and diluted income attributable to Icahn Enterprises from discontinued operations allocable to limited partners	$500 (2)	$87	$506	(3)
Weighted average LP units outstanding	71	65	62
Income from continuing operations per LP unit (basic and diluted)	$(7.84)	$0.24	$0.02
Income from discontinued operations per LP unit (basic and diluted)	7.04	1.34	8.20
Basic and diluted income per LP Unit	$(0.80)	$1.58	$8.22

(1)	Limited partners' 98.01% share of (loss) income
(2)	Includes a charge of $25 allocated to the general partner relating to the sale of ACEP for fiscal 2008.
(3)	Includes $280 in fiscal 2006 allocated to Icahn Enterprises GP relating to dispositions of common control entities accounted for on an as-if-pooling basis when acquired.

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

The following tables are in millions of dollars:

	Year Ended December 31, 2008
	Investment Management					Automotive(2)	Metals	Real Estate	Home Fashion	Holding Company		Consolidated Results
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management
Revenues:
Net sales	$—		$—	$—	$—	$5,652	$1,239	$73	$425	$		$7,389
Net (loss) gain from investment activities	(303	)(1)	(3,025)	303	(3,025)	—	—	—	—		102	(2,923)
Interest and dividend income	—		242	—	242	19	—	9	2		51	323
Gain on extinguishment of debt	—		—	—	—	—	—	—	—		146	146
Other income, net	—		—	—	—	56	4	21	11		—	92
	(303)		(2,783)	303	(2,783)	5,727	1,243	103	438		299	5,027
Expenses:
Cost of goods sold	—		—	—	—	4,730	1,102	32	394		—	6,258
Selling, general and administrative	32		21	—	53	709	34	46	89		34	965
Restructuring and impairment	—		—	—	—	566	—	4	37		—	607
Interest expense	—		12	—	12	166	1	7	2		135	323
	32		33	—	65	6,171	1,137	89	522		169	8,153
Income (loss) from continuing operations before income tax (expense) benefit	(335)		(2,816)	303	(2,848)	(444)	106	14	(84)		130	(3,126)
Income tax (expense) benefit	—		—	—	—	(9)	(40)	—	—		2	(47)
Income (loss) from continuing operations	(335)		(2,816)	303	(2,848)	(453)	66	14	(84)		132	(3,173)
Less: loss attributable to non-controlling interests from continuing operations	—		2,787	(274)	2,513	103	—	—	29		—	2,645
Income (loss) attributable to Icahn Enterprises from continuing operations	$(335)		$(29)	$29	$(335)	$(350)	$66	$14	$(55)		$132	$(528)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

18. Segment and Geographic Reporting  – (continued)

	Year Ended December 31, 2007
	Investment Management					Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management
Revenues:
Net sales	$—		$—	$—	$—	$834	$91	$683	$—	$1,608
Management fees	128		—	(117)	11	—	—	—	—	11
Incentive allocations	71		—	(71)	—	—	—	—	—	—
Net gain from investment activities	21	(1)	355	(21)	355	—	—	—	84	439
Interest and dividend income	1		221	—	222	1	13	7	129	372
Other income, net	—		—	—	—	(1)	9	16	37	61
	221		576	(209)	588	834	113	706	250	2,491
Expenses:
Cost of goods sold	—		—	—	—	778	46	681	—	1,505
Selling, general and administrative	47		38	—	85	18	42	112	37	294
Restructuring and impairment	—		—	—	—	—	4	49	—	53
Interest expense	—		15	—	15	1	7	2	125	150
	47		53	—	100	797	99	844	162	2,002
Income (loss) from continuing operations before income tax (expense) benefit	174		523	(209)	488	37	14	(138)	88	489
Income tax (expense) benefit	(4)		—	—	(4)	5	—	—	(10)	(9)
Income (loss) from continuing operations	170		523	(209)	484	42	14	(138)	78	480
Less: (income) loss attributable to non-controlling interests from continuing operations	—		(298)	(16)	(314)	—	—	54	(1)	(261)
Income (loss) attributable to Ichan Enterprises from continuing operations	$170		$225	$(225)	$170	$42	$14	$(84)	$77	$219

	Year Ended December 31, 2006
	Investment Management				Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
	Icahn Enterprises’ Interests	Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management
Revenues:
Net sales	$—	$—	$—	$—	$710	$119	$891	$—	$1,720
Management fees	82	—	(82)	—	—	—	—	—	—
Incentive allocations	190	—	(190)	—	—	—	—	—	—
Net gain from investment activities	27	1,031	(27)	1,031	—	—	—	91	1,122
Interest and dividend income	—	73	—	73	—	9	5	43	130
Other income, net	—	—	—	—	5	9	2	18	34
	299	1,104	(299)	1,104	715	137	898	152	3,006
Expenses:
Cost of goods sold	—	—	—	—	652	84	858	—	1,594
Selling, general and administrative	38	32	—	70	15	21	130	26	262
Restructuring and impairment	—	—	—	—	—	—	46	—	46
Interest expense	—	10	—	10	—	7	1	79	97
	38	42	—	80	667	112	1,035	105	1,999
Income (loss) from continuing operations before income tax (expense) benefit	261	1,062	(299)	1,024	48	25	(137)	47	1,007
Income tax (expense) benefit	(1)	—	—	(1)	3	—	—	(1)	1
Income (loss) from continuing operations	260	1,062	(299)	1,023	51	25	(137)	46	1,008
Less: (income) loss attributable to non-controlling interests from continuing operations	—	(763)	—	(763)	—	—	66	—	(697)
Income (loss) attributable to Icahn Enterprises from continuing operations	$260	$299	$(299)	$260	$51	$25	$(71)	$46	$311

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

18. Segment and Geographic Reporting  – (continued)

(1)	We made investments aggregating $950 million (of which $700 million was made during fiscal 2007 and $250 million was made during the fourth quarter of fiscal 2008) in the Private Funds for which no special profits interest allocations effective January 1, 2008 (and, prior to January 1, 2008, management fees) or incentive allocations are applicable. As of December 31, 2008 the total value of these investments are $660 million, with an unrealized loss of $274 million and $16 million for fiscal 2008 and fiscal 2007, respectively. These amounts are reflected in the Private Funds’ net assets and earnings.
(2)	Financial results for our Automotive segment are for the period March 1, 2008 through December 31, 2008.

Total capital expenditures, depreciation and amortization, and assets by reportable segment were as follows for the periods indicated:

	Capital Expenditures			Depreciation and Amortization			Assets
	Year Ended December 31,			Year Ended December 31,			December 31,
	2008	2007	2006	2008	2007	2006	2008	2007
	(In Millions)
Investment Management	$—	$—	$—	$—	$—	$—	$8,364	$8,050
Automotive	276	—	—	290	—	—	7,222	—
Metals	38	27	16	16	10	7	348	322
Real Estate	468	3	3	9	6	6	896	469
Home Fashion	12	30	11	12	16	30	532	666
Holding Company	—	—	—	5	4	3	1,453	2,927
	$794	$60	$30	$332	$36	$46	$18,815	$12,434

The following table presents our segment’s geographic net sales from external customers and property, plant and equipment, net for the periods indicated:

	Net Sales(1)	Property, Plant and Equipment, Net
	Year Ended December 31, 2008	December 31,
		2008	2007
	(In Millions)
United States	$3,846	$1,487	$418
Germany	1,121	447	—
Other	2,422	944	115
	$7,389	$2,878	$533

(1)	Net sales derived from sources outside the United States for fiscal 2007 and fiscal 2006 were immaterial and therefore not presented for these periods.

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

Total environmental reserves were $26 million at December 31, 2008 and are included in accrued expenses and other liabilities in our consolidated balance sheet.

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

22. Quarterly Financial Data (Unaudited) (In Millions of Dollars, Except per Unit Data)

	Three Months Ended(1)
	March 31,		June 30,		September 30,		December 31,
	2008	2007	2008	2007	2008	2007	2008	2007
Revenues	$1,130	$954	$1,865	$784	$1,796	$414	$236	$339
Income (loss) from continuing operations before income tax (expense) benefit	$(21)	$439	$(610)	$273	$(501)	$(91)	$(1,994)	$(132)
Income tax (expense) benefit	(20)	(2)	(56)	(2)	(33)	(10)	62	5
Net income (loss)	448	476	(667)	292	(536)	(89)	(1,933)	(115)
Less: net (income) loss attributable to non-controlling interests	5	(255)	616	(227)	559	113	1,465	113
Net income (loss) attributable to Icahn Enterprises	$453	$221	$(51)	$65	$23	$24	$(468)	$(2)
Income (loss) attributable to Icahn Enterprises from continuing operations	$(36)	$183	$(50)	$44	$25	$7	$(467)	$(15)
Income (loss) attributable to Icahn Enterprises from discontinued operations	489	38	(1)	21	(2)	17	(1)	13
Basic and diluted income (loss) per LP unit(2):
Income (loss) from continuing operations	$(0.26)	$0.93	$(1.35)	$(0.73)	$0.34	$0.27	$(6.49)	$(0.21)
Income (loss) from discontinued operations	7.14	0.60	(0.02)	0.33	(0.02)	0.25	(0.02)	0.19
Basic and diluted income (loss) per LP unit	$6.88	$1.53	$(1.37)	$(0.40)	$0.32	$0.52	$(6.51)	$(0.02)

(1)	All quarterly amounts have been reclassified for the effects of reporting discontinued operations and common-control acquisitions.
(2)	Net income (loss) per LP unit is computed separately for each period and, therefore, the sum of such quarterly LP per unit amounts may differ from the total for the year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements:

The following financial statements of Icahn Enterprises L.P. are included in Part II, Item 8:

(a)(2) Financial Statement Schedules:

Schedule I – “Condensed Financial Information of Parent” is incorporated by reference to Item 15(a)(2) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 4, 2009.

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

Icahn Enterprises L.P.

By:	Icahn Enterprises G.P. Inc., its general partner
By:	/s/ Dominick Ragone Dominick Ragone, Chief Financial Officer

Date: August 4, 2009

EXHIBIT INDEX

3.1	Certificate of Limited Partnership of Icahn Enterprises L.P., f/k/a American Real Estate Partners, L.P. (“Icahn Enterprises”) dated February 17, 1987, as thereafter amended from time to time (incorporated by reference to Exhibit 3.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on September 20, 2007).
3.2	Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated May 12, 1987 (incorporated by reference to Exhibit 3.2 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).
3.3	Amendment No. 6 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated December 17, 2007 (incorporated by reference to Exhibit 99.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 21, 2007).
3.4	Amendment No. 5 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated September 17, 2007 (incorporated by reference to Exhibit 99.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 21, 2007).
3.5	Amendment No. 4 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated June 29, 2005 (incorporated by reference to Exhibit 3.1 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2005 (SEC File No. 1-9516), filed on June 30, 2005).
3.6	Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated May 9, 2002 (incorporated by reference to Exhibit 3.8 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2002 (SEC File No. 1-9516), filed on March 31, 2003).
3.7	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated August 16, 1996 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K SEC File No. 1-9516), filed on August 16, 1996).
3.8	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated February 22, 1995 (incorporated by reference to Exhibit 3.3 to Icahn Enterprises’ Form 10-K for the year ended December 31, 1994 (SEC File No. 1-9516), filed on March 31, 1995).
3.9	Certificate of Limited Partnership of Icahn Enterprises Holdings L.P., f/k/a American Real Estate Holdings Limited Partnership (“Icahn Enterprises Holdings”), dated February 17, 1987, as amended pursuant to the First Amendment thereto, dated March 10, 1987 (incorporated by reference to Exhibit 3.5 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004, as further amended pursuant to the Certificate of Amendment thereto, dated September 17, 2007 (incorporated by reference to Exhibit 3.9 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2007 (SEC File No. 1-9516), filed on March 17, 2008).
3.10	Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated as of July 1, 1987 (incorporated by reference to Exhibit 3.5 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).
3.11	Amendment No. 4 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated September 17, 2007 (incorporated by reference to Exhibit 3.11 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2007 (SEC File No. 1-9516), filed on March 17, 2008).
3.12	Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated June 29, 2005 (incorporated by reference to Exhibit 3.2 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2005 (SEC File No. 1-9516), filed on June 30, 2005).
3.13	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated June 14, 2002 (incorporated by reference to Exhibit 3.9 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2002 (SEC File No. 1-9516), filed on March 31, 2003).
3.14	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated August 16, 1996 (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on August 16, 1996).

4.1	Depositary Agreement among Icahn Enterprises, Icahn Enterprises G.P. Inc., f/k/a American Property Investors, Inc. (“Icahn Enterprises GP”) and Registrar and Transfer Company, dated as of July 1, 1987 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).
4.2	Amendment No. 1 to the Depositary Agreement dated as of February 22, 1995 (incorporated by reference to Exhibit 4.2 to Icahn Enterprises’ Form 10-K for the year ended December 31, 1994 (SEC File No. 1-9516), filed on March 31, 1995).
4.3	Form of Transfer Application (incorporated by reference to Exhibit 4.4 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).
4.4	Specimen Depositary Receipt (incorporated by reference to Exhibit 4.3 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).
4.5	Specimen Certificate representing preferred units (incorporated by reference to Exhibit 4.9 to Icahn Enterprises’ Form S-3 (SEC File No. 33-54767), filed on February 22, 1995).
4.6	Registration Rights Agreement between Icahn Enterprises and X LP (now known as High Coast Limited Partnership) (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).
4.7	Registration Rights Agreement, dated June 30, 2005 between Icahn Enterprises and Highcrest Investors Corp., Amos Corp., Cyprus, LLC and Gascon Partners (incorporated by reference to Exhibit 10.6 to Icahn Enterprises’ Form 10-Q (SEC File No. 1-9516), filed on August 9, 2005), as amended by Amendment No. 1 thereto, dated as of August 8, 2007 (incorporated by reference to Exhibit 10.5 to Icahn Enterprises’ Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).
10.1	Amended and Restated Agency Agreement (incorporated by reference to Exhibit 10.12 to Icahn Enterprises’ Form 10-K for the year ended December 31, 1994 (SEC File No. 1-9516), filed on March 31, 1995).
10.2	Purchase Agreement, dated January 21, 2005, by and among Icahn Enterprises, as Purchaser, and Cyprus, LLC as Seller (incorporated by reference to Exhibit 99.4 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516) filed on January 27, 2005).
10.3	Amendment No. 1, dated as of May 23, 2005, to the Purchase Agreement, dated January 21, 2005, by and among Icahn Enterprises, as Purchaser, and Cyprus, LLC as seller (incorporated by reference to Exhibit 99.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516) filed on May 27, 2005).
10.4	Indenture, dated as of February 7, 2005, among Icahn Enterprises, Icahn Enterprises Finance Corp., f/k/a American Real Estate Finance Corp. (“Icahn Enterprises Finance”), Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.9 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on February 10, 2005).
10.5	Form of Icahn Enterprises and Icahn Enterprises Finance 7 1/8% Senior Note due 2013 (incorporated by reference to Exhibit 4.10 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on February 10, 2005).
10.6	Indenture, dated as of May 12, 2004, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Wilmington rust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ Form S-4 (SEC File No. 333-118021), filed on August 6, 2004).
10.7	Form of 8 1/8% Senior Note due 2012 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ Form S-4 (SEC File No. 333-118021), filed on August 6, 2004).
10.8	[Intentionally omitted]
10.9	Security Agreement, dated as of December 20, 2005, from the Guarantors named therein to Citicorp USA, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 22, 2005).

10.10	Guaranty, dated as of December 20, 2005, from the Guarantors named therein and the Additional Guarantors referred to therein in favor of the Guaranteed Parties referred to therein (incorporated by reference to Exhibit 10.3 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 22, 2005).
10.11	Equity Commitment Agreement, dated June 23, 2005, by and among WS Textile Co., Inc., Textile Holding, Icahn Enterprises Holdings and Aretex LLC (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on July 1, 2005).
10.12	Rights Offering Sponsor Agreement, dated June 23, 2005, by and between WS Textile Co., Inc. and Icahn Enterprises Holdings (incorporated by reference to Exhibit 10.3 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on July 1, 2005).
10.13	Option Grant Agreement, dated June 29, 2005, between Icahn Enterprises and Keith A. Meister (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on July 6, 2005).
10.14	Agreement and Plan of Merger dated December 7, 2005, by and among American Real Estate Partners Oil & Gas LLC, National Energy Group, Inc., NEG IPOCO, Inc. (now known as NEG, Inc.), and, solely for purposes of Sections 3.2, 3.3 and 4.16 of the Agreement, Icahn Enterprises Holdings (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 001-09516), filed on December 7, 2005).
10.15	Undertaking, dated November 20, 1998, by Starfire Holding Corporation, for the benefit of Icahn Enterprises and its subsidiaries (incorporated by reference to Exhibit 10.42 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2005 (SEC File No. 1-9516), filed on March 16, 2006).
10.16	Loan and Security Agreement, dated as of June 16, 2006, among WestPoint Home, Inc., as the Borrower, the Lenders from time to time party thereto, and Bank of America, N.A., as the Administrative Agent (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9156), filed on June 22, 2006).
10.17	Credit Agreement, dated as of August 21, 2006, among Icahn Enterprises and Icahn Enterprises Finance as the Borrowers, certain subsidiaries of the Borrowers from time to time party thereto, as Guarantors, the several lenders from time to time party thereto, and Bear Stearns Corporate Lending Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on August 25, 2006).
10.18	Pledge and Security Agreement, dated as of August 21, 2006, among AREP Home Fashion Holdings LLC, American Casino & Entertainment LLC, AREP New Jersey Land Holdings LLC, AREP Oil & Gas Holdings LLC and AREP Real Estate Holdings LLC, collectively as the AREH Subsidiary Guarantors, and Bear Stearns Corporate Lending Inc., as Collateral Agent (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on August 25, 2006).
10.19	Exclusivity Agreement and Letter of Intent, dated September 7, 2006, by and among Icahn Enterprises, Icahn Enterprises Holdings and Riata Energy, Inc. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on September 8, 2006).
10.20	Acquisition Agreement, dated September 3, 2006, by and among Pinnacle Entertainment, Inc., Atlantic Coast Entertainment Holdings, Inc., ACE Gaming LLC, American Real Estate Holdings Limited Partnership, AREP Boardwalk Properties LLC, PSW Properties LLC, AREH MLK LLC and Mitre Associates LLC (incorporated by reference to Icahn Enterprises’ Exhibit 10.1 to Form 8-K (SEC File No. 1-9516), filed on September 8, 2006).
10.21	Stockholders Agreement, dated as of September 3, 2006, among Pinnacle Entertainment, Inc., Icahn Enterprises Holdings and AREP Sands Holding, LLC (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on September 8, 2006).

10.22	Agreement, dated as of October 25, 2006 by and among National Energy Group, Inc., NEG Oil & Gas LLC, NEG, Inc. and Icahn Enterprises Holdings (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on October 31, 2006).
10.23	Purchase and Sale Agreement, dated November 21, 2006, by and among Icahn Enterprises, Icahn Enterprises Holdings, AREP Oil & Gas Holdings LLC, AREP O & G Holdings LLC, NEG Oil & Gas LLC and SandRidge Holdings, Inc. and, solely for purposes of Article V, Article XII, Section 9.5 and Section 10.2, Riata Energy, Inc. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on November 28, 2006).
10.24	Shareholders Agreement, dated November 21, 2006, among Riata Energy, Inc. and Certain Shareholders of Riata Energy, Inc. (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on November 28, 2006).
10.25	Interest Transfer Agreement, dated as of November 24, 2006, among Highcrest Investors Corp., Meadow Star Partner LLC, AREP O&G Holdings LLC and AREH Oil & Gas Corp. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on November 30, 2006).
10.26	Agreement of Limited Partnership of Rome Acquisition Limited Partnership, effective as of November 15, 2006, among WH Rome Partners LLC and Meadow Star LLC (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on November 30, 2006).
10.27	Subscription and Standby Commitment Agreement, dated as of December 7, 2006, by and among WestPoint International, Inc. and Icahn Enterprises Holdings (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 8, 2006).
10.28	Employment Agreement, dated December 1, 2006, between Icahn Enterprises Holdings and Peter Shea (incorporated by reference to Icahn Enterprises’ Exhibit 10.1 to Form 8-K (SEC File No. 1-9516), filed on December 28, 2006).
10.29	Registration Rights Agreement, dated January 17, 2007, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies & Company, Inc., as the Initial Purchaser (incorporated by reference to Exhibit 4.3 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 19, 2007).
10.30	Securities Purchase Agreement, dated April 4, 2007, by and among Icahn Enterprises and the Initial Buyers (incorporated by reference to Exhibit 10.41 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on April 5, 2007).
10.31	Registration Rights Agreement, dated April 4, 2007, by and among Icahn Enterprises and the Initial Buyers (incorporated by reference to Exhibit 10.42 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on April 5, 2007).
10.32	Form of Indenture, dated April 5, 2007, by and among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 10.43 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on April 5, 2007).
10.33	Form of Variable Rate Senior Convertible Notes due 2013 (incorporated by reference to Exhibit 10.44 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on April 17, 2007).
10.34	Membership Interest Purchase Agreement, dated April 22, 2007, by and between W2007/ACEP Holdings, LLC and American Entertainment Properties Corp. (incorporated by reference to Exhibit 10.45 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on April 24, 2007), as amended by the Second Amendment thereto, dated February 8, 2008 (incorporated by reference to Exhibit 10.46 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on February 11, 2008).
10.35	Contribution and Exchange Agreement by and among Icahn Enterprises, CCI Offshore Corp., CCI Onshore Corp., Icahn Management LP and Carl C. Icahn (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).

10.36	Employment Agreement by and among Icahn Enterprises, Icahn Capital Management LP and Carl C. Icahn (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).
10.37	Non-Competition Agreement by and between Icahn Enterprises and Carl C. Icahn (incorporated by reference to Exhibit 10.3 to Icahn Enterprises’ Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).
10.38	Covered Affiliate and Shared Expenses Agreement by and among Icahn Enterprises, Icahn Partners LP, Icahn Fund Ltd., Icahn Fund II Ltd., Icahn Fund III Ltd., Icahn Partners Master Fund L.P., Icahn Partners Master Fund II L.P., Icahn Partners Master Fund III L.P., Icahn Cayman Partners, L.P. and Icahn Partners Master Fund II Feeder LP (incorporated by reference to Exhibit 10.4 to Icahn Enterprises’ Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).
10.39	Stock Purchase Agreement, dated as of November 5, 2007, by and among Cloud Holding LLC, Icahn Enterprises Holdings, Arnos Corp, Philip Services Corporation and PSC Metals Inc. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 1-9516), filed on November 9, 2007).
10.40	Carl C. Icahn Amendment Agreement (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.41	Amended Keith A. Meister Employment Agreement (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.42	June 1, 2005 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.3 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.43	January 1, 2006 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.4 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.44	March 14, 2006 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.5 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.45	April 11, 2006 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.6 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.46	February 1, 2007 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.7 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.47	April 19, 2007 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.8 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.48	First August 8, 2007 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.9 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.49	Second August 8, 2007 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.10 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.50	Keith A. Meister Amendment Agreement (incorporated by reference to Exhibit 10.11 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.50A	Form of Keith A. Meister Amendment in Relation to Section 409A of the Internal Revenue Code (incorporated by reference to Exhibit 10.50A to Icahn Enterprises’ Form 10-K for the year ended December 31, 2008 (SEC File No. 1-9516), filed on March 4, 2009).
10.51	Amended Vincent J. Intrieri Employment Agreement (incorporated by reference to Exhibit 10.12 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.52	February 1, 2007 Vincent J. Intrieri Amendment (incorporated by reference to Exhibit 10.13 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.53	April 19, 2007 Vincent J. Intrieri Amendment (incorporated by reference to Exhibit 10.14 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.54	First August 8, 2007 Vincent J. Intrieri Amendment (incorporated by reference to Exhibit 10.15 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).

10.55	Second August 8, 2007 Vincent J. Intrieri Amendment (incorporated by reference to Exhibit 10.16 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.56	Vincent J. Intrieri Amendment Agreement (incorporated by reference to Exhibit 10.17 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.56A	Form of Vincent J. Intrieri Amendment in Relation to Section 409A of the Internal Revenue Code (incorporated by reference to Exhibit 10.56A to Icahn Enterprises’ Form 10-K for the year ended December 31, 2008 (SEC File No. 1-9516), filed on March 4, 2009).
10.57	Stock Purchase Agreement by and among Icahn Enterprises Holdings, IEH FM Holdings LLC , Barberry Corp. and Thornwood Associates Limited Partnership, dated July 3, 2008 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on July 3, 2008).
10.58	Employment Agreement of Dominick Ragone, dated as of May 1, 2008 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on July 29, 2008).
10.59	Tender and Support Agreement, dated as of October 6, 2008, by and among Icahn Enterprises Holdings L.P. and Eli Lilly and Company (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on October 9, 2008).
10.60	Contribution and Exchange Agreement by and among Icahn Enterprises, Barberry Corp. and Thornwood Associates Limited Partnership, dated December 2, 2008 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 3, 2008).
12.1	Ratio of earnings to fixed charges.
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 99.2 to Icahn Enterprises’ Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 1-9516), filed on November 9, 2004).
18.1	Preferability letter received from Grant Thornton LLP, dated November 7, 2007 (incorporated by reference to Exhibit 18.1 to Icahn Enterprises’ Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 1-9516), filed on November 9, 2007).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2008 (SEC File No. 1-9516), filed on March 4, 2009).
23.1	Consent of Grant Thornton LLP.
23.2	Consent of Ernst & Young LLP.
31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.