Form 10-Q/A
period 2009-03-31
ICAHN ENTERPRISES L.P.
filed 2009-08-04
CIK 813762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

As of July 31, 2009, there were 74,775,597 depositary units and 13,127,179 preferred units outstanding.

EXPLANATORY NOTE

On April 28, 2009, we received a comment letter from the Securities and Exchange Commission (“SEC”) regarding certain financial matters set forth in our 2008 Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 4, 2009. In response to the comment letter, we are amending Part I, Item 1, Financial Statements, in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the SEC on May 6, 2009, to reformat our consolidated balance sheets, and statements of operations and cash flows for all periods presented. This amendment has no effect on our consolidated financial position, results of operations or cash flows.

Except as described above, no other changes have been made to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

i

ICAHN ENTERPRISES L.P.

INDEX

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash and cash equivalents	$2,080	$2,612
Cash held at consolidated affiliated partnerships and restricted cash	2,838	3,947
Investments	3,911	4,515
Accounts receivable, net	1,096	1,057
Due from brokers	101	54
Inventories, net	1,052	1,093
Property, plant and equipment, net	2,780	2,878
Goodwill	1,053	1,086
Intangible assets	926	943
Other assets	601	630
Total Assets	$16,438	$18,815
LIABILITIES AND EQUITY
Accounts payable	$546	$679
Accrued expenses and other liabilities	2,526	2,805
Securities sold, not yet purchased, at fair value	991	2,273
Due to brokers	73	713
Postemployment benefit liability	1,285	1,302
Debt	4,566	4,571
Preferred limited partner units	131	130
Total liabilities	10,118	12,473
Commitments and contingencies (Note 19)
Equity:
Limited partners:
Depositary units: 92,400,000 authorized; issued 75,912,797 at March 31, 2009 and December 31, 2008; outstanding 74,775,597 at March 31, 2009 and December 31, 2008	2,498	2,582
General partner	(174)	(172)
Treasury units at cost	(12)	(12)
Equity attributable to Icahn Enterprises	2,312	2,398
Equity attributable to non-controlling interests	4,008	3,944
Total equity	6,320	6,342
Total Liabilities and Equity	$16,438	$18,815

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts)

	Three Months Ended March 31,
	2009	2008(1)
	(unaudited)
Revenues:
Net sales	$1,407	$1,082
Net gain (loss) from investment activities	251	(24)
Interest and dividend income	81	67
Other income, net	27	5
	1,766	1,130
Expenses:
Cost of goods sold	1,259	944
Selling, general and administrative	261	140
Restructuring and impairment	57	9
Interest expense	72	58
	1,649	1,151
Income (loss) from continuing operations before income tax benefit (expense)	117	(21)
Income tax benefit (expense)	10	(20)
Income (loss) from continuing operations	127	(41)
Income from discontinued operations	—	489
Net income	127	448
Less: net (income) loss attributable to non-controlling interests	(126)	5
Net income attributable to Icahn Enterprises	$1	$453
Net income (loss) attributable to Icahn Enterprises from:
Continuing operations	$1	$(36)
Discontinued operations	—	489
	$1	$453
Net income attributable to Icahn Enterprises allocable to:
Limited partners	$1	$485
General partner	—	(32)
	$1	$453
Basic and diluted income (loss) per LP unit:
Income (loss) from continuing operations	$0.01	$(0.26)
Income from discontinued operations	0.00	7.14
	$0.01	$6.88
Weighted average LP units outstanding	75	70
Cash distributions declared per LP unit	$0.25	$0.25

(1)	Automotive segment results are for the period March 1, 2008 through March 31, 2008.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES
IN EQUITY AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2009
(Unaudited) (In millions)

	Equity Attributable to Icahn Enterprises
	General Partner’s Equity (Deficit)	Limited Partners’ Equity – Depositary Units	Held in Treasury		Total Partners’ Equity	Non-Controlling Interests	Total Equity
			Amount	Units
Balance, December 31, 2008	$(172)	$2,582	$(12)	1	$2,398	$3,944	$6,342
Comprehensive income:
Net income	—	1	—	—	1	126	127
Net unrealized losses on available-for-sale securities	—	(5)	—	—	(5)	—	(5)
Translation adjustments and other	(2)	(62)	—	—	(64)	(21)	(85)
Comprehensive income	(2)	(66)	—	—	(68)	105	37
Partnership distributions	—	(19)	—	—	(19)	—	(19)
Investment Management distributions	—	—	—	—	—	(47)	(47)
Investment Management contributions	—	—				8	8
Change in subsidiary equity and other	—	1	—	—	1	(2)	(1)
Balance, March 31, 2009	$(174)	$2,498	$(12)	1	$2,312	$4,008	$6,320

Accumulated Other Comprehensive Loss was $842 and $752 at March 31, 2009 and December 31, 2008, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2009 and 2008
(In millions)

	Three Months Ended March 31,
	2009	2008(1)
	(unaudited)
Net income	$127	$448
Cash Flows from operating activities:
Income (loss) from continuing operations	$127	$(41)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment (gains) losses	(193)	394
Purchases of securities	(304)	(1,977)
Proceeds from sales of securities	807	1,497
Purchases to cover securities sold, not yet purchased	(1,141)	(116)
Proceeds from securities sold, not yet purchased	129	263
Net premiums received on derivative contracts	8	28
Depreciation and amortization	96	39
Deferred income tax (expense) benefit	(17)	1
Impairment loss on long-lived assets	15	—
Other, net	44	3
Changes in operating assets and liabilities	89	(297)
Net cash used in continuing operations	(340)	(206)
Net cash used in discontinued operations	(1)	(3)
Net cash used in operating activities	(341)	(209)
Cash flows from investing activities:
Capital expenditures	(51)	(34)
Purchases of marketable equity and debt securities	—	(1)
Proceeds from sales of marketable equity and debt securities	—	63
Net change in restricted cash relating to 1031 exchange transactions	—	(1,168)
Net proceeds from the sale and disposition of long-lived assets	—	15
Acquisitions of businesses, net of cash acquired	—	795
Other	1	(2)
Net cash used in investing activities from continuing operations	(50)	(332)
Net cash provided by investing activities from discontinued operations	—	1,199
Net cash (used in) provided by investing activities	(50)	867

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
Three Months Ended March 31, 2009 and 2008
(In millions)

	Three Months Ended March 31,
	2009	2008(1)
	(unaudited)
Cash flows from financing activities:
Investment Management:
Capital subscriptions received in advance	—	4
Capital distributions to non-controlling interests	(109)	(220)
Capital contributions by non-controlling interests	8	368
Partnership distributions	(19)	(1)
Proceeds from borrowings	2	—
Repayments of borrowings	(9)	(8)
Other	(9)	6
Net cash (used in) provided by financing activities from continuing operations	(136)	149
Net cash used in financing activities from discontinued operations	—	(255)
Net cash used in financing activities	(136)	(106)
Effect of exchange rate changes on cash	(5)	5
Net (decrease) increase in cash and cash equivalents	(532)	557
Net increase in cash of assets held for sale	—	69
Cash and cash equivalents, beginning of period	2,612	2,113
Cash and cash equivalents, end of period	$2,080	$2,739
Supplemental information:
Cash payments for interest	$87	$53
Net cash (refunds) payments for income taxes	$(15)	$9
Net unrealized losses on securities available for sale	$(5)	$(8)
Redemptions payable to non-controlling interests	$107	$1

(1)	Automotive segment results are for the period March 1, 2008 through March 31, 2008.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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
March 31, 2009

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

Change in Presentation

On April 28, 2009, we received a comment letter from the Securities and Exchange Commission (the “SEC”) regarding certain financial matters set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. In response to the comment letter, we reformatted our consolidated balance sheets, and statements of operations and cash flows for all periods presented. This reformatting of our consolidated financial statements has no effect on our consolidated financial position, results of operations or cash flows.

Adoption of New Accounting Pronouncements

SFAS No. 160.  In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity; non-controlling interests will be presented within the statement of changes in equity and comprehensive income as a separate equity component. It also requires that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; income per LP unit be reported after the adjustment for non-controlling interest in net income (loss); changes in ownership interest be accounted for similarly as equity transactions; and, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which has been applied retrospectively for all periods presented. We adopted SFAS No. 160 as of January 1, 2009 with the presentation and disclosure requirements as discussed above reflected in our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”). On April 9, 2009, the FASB issued FSP FAS 115-2 and 124-2 which is intended to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities in the financial statements. FSP 115-2 and 124-2 applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which amount represents the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery. FSP 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

1. Description of Business and Basis of Presentation  – (continued)

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

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”). On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1 which will amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments. FSP 107-1 and APB 28-1 will require an entity to provide disclosures about the fair value of financial instruments in interim financial information. FSP 107-1 and APB 28-1 would apply to all financial instruments within the scope of SFAS No. 107 and will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. FSP 107-1 and APB 28-1 will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt FSP 107-1 and APB 28-1 only if it also elects to early adopt FSP 157-4 and FSP 115-2 and 124-2. Since FSP 107-1 and APB-28-1 will require disclosures about fair values in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 will not have any impact on our consolidated financial statements.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

2. Operating Units  – (continued)

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
March 31, 2009

2. Operating Units  – (continued)

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

Accounts Receivable, Net

Federal-Mogul’s subsidiaries in Brazil, France, Germany, India, Italy and Spain are parties to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $205 million and $222 million as of March 31, 2009 and December 31, 2008, respectively. Of those gross amounts, $185 million and $209 million, respectively, were factored without recourse and treated as sales under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). Under terms of these factoring arrangements, Federal-Mogul is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of March 31, 2009 and December 31, 2008, Federal-Mogul had outstanding factored amounts of $14 million and $8 million, respectively, for which cash had not yet been drawn. Expenses associated with receivables factored or discounted are recorded in the consolidated statements of operations within selling, general and administrative.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

2. Operating Units  – (continued)

As of December 31, 2008, the accrued liability balance relating to restructuring programs was $113 million. For the three months ended March 31, 2009, Federal-Mogul incurred $38 million of restructuring charges and paid $21 million of restructuring charges. Restructuring charges are included in restructuring and impairment within our consolidated statements of operations. As of March 31, 2009, the accrued liability balance was $126 million, which is included in accrued expenses and other liabilities in our consolidated balance sheet.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

2. Operating Units  – (continued)

As of March 31, 2009 and December 31, 2008, $93 million and $94 million, respectively, of the net investment in financing leases and net real estate leased to others, which is included in property, plant and equipment, net, was pledged to collateralize the payment of nonrecourse mortgages payable.

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

WPI incurred restructuring costs of $4 million and $7 million for the three months ended March 31, 2009 and 2008, respectively. Included in restructuring expenses are cash charges associated with the ongoing costs of closed plants, employee severance, benefits and related costs and transition expenses. Restructuring charges are included in restructuring and impairment within our consolidated statements of operations. The amount of accrued restructuring costs at December 31, 2008 was $1 million. WPI paid $4 million of restructuring charges for the three months ended March 31, 2009. As of March 31, 2009, the accrued liability balance was $1 million, which is included in accrued expenses and other liabilities in our consolidated balance sheet.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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

Home Fashion — Retail Stores

WPI closed all of its retail stores based on a comprehensive evaluation of the stores’ long-term growth prospects and their on-going value to the business. On October 18, 2007, WPI entered into an agreement to sell the inventory at all of its retail stores and subsequently ceased operations of its retail stores. Accordingly, it has reported the retail outlet stores business as discontinued operations for all periods presented. As a result of the sale, WPI incurred charges related to the termination of the leases relating to its retail outlet stores facilities. As of March 31, 2009 and December 31, 2008, the accrued lease termination liability balance was $3 million each, which is included in accrued expenses and other liabilities in our consolidated balance sheets.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

4. Related Party Transactions  – (continued)

a. Investment Management

Until August 8, 2007, Icahn Management LP (“Icahn Management”) elected to defer most of the management fees from the Offshore Funds and such amounts remain invested in the Offshore Funds. At March 31, 2009, the balance of the deferred management fees payable (included in accrued expenses and other liabilities) by the Offshore Funds to Icahn Management was $100 million. The deferred management fee payable increased by $7 million for the three months ended March 31, 2009. The change in deferred management fee payable for the three months ended March 31, 2008 was not material.

Effective January 1, 2008, Icahn Capital LP (“Icahn Capital”) paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Carl C. Icahn (collectively, “Icahn Affiliates”), including administrative and investment services. Prior to January 1, 2008, Icahn & Co. LLC paid for such services. Under a separate expense-sharing agreement, Icahn Capital charged Icahn Affiliates $0.4 million and $0.3 million for such services for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, accrued expenses and other liabilities in the consolidated balance sheet included $1.4 million to be applied to Icahn Capital’s charges to Icahn Affiliates for services to be provided to them.

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

c. Administrative Services — Holding Company

For each of three months ended March 31, 2009 and 2008, we paid an affiliate approximately $1 million for the non-exclusive use of office space.

For each of the three months ended March 31, 2009 and 2008, the Holding Company provided certain professional services to an Icahn affiliate for which we charged $0.6 million and $0.5 million respectively. As of March 31, 2009, accrued expenses and other liabilities in the consolidated balance sheet included $2.2 million to be applied to the Holding Company’s charges to the affiliate for services to be provided to it.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

5. Investments and Related Matters

a. Investment Management

Securities owned, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, and derivatives, all of which are reported at fair value in our consolidated balance sheets. The following table summarizes the Private Funds’ securities owned, securities sold, not yet purchased and unrealized gains and losses on derivatives (in millions of dollars):

	March 31, 2009		December 31, 2008
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Securities Owned, at fair value:
Common stock	$4,397	$2,340	$5,112	$2,826
Convertible preferred stock	31	5	30	9
Call options	16	22	41	41
Corporate debt	1,900	1,310	1,830	1,385
Total Securities Owned, at fair value	$6,344	$3,677	$7,013	$4,261
Securities Sold, Not Yet Purchased, at fair value:
Common stock	$1,266	$988	$2,821	$2,273
Corporate debt	3	3	—	—
Total Securities Sold, Not Yet Purchased, at fair value	$1,269	$991	$2,821	$2,273
Unrealized Gains on Derivative Contracts, at fair value(1)	$90	$76	$74	$79
Unrealized Losses on Derivative Contracts, at fair value(2)	$118	$525	$95	$440

(1)	Amounts are included in other assets in our consolidated financial statements.
(2)	Amounts are included in accrued expenses and other liabilities in our consolidated financial statements.

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
March 31, 2009

5. Investments and Related Matters  – (continued)

The following table summarizes those investments for which the Private Funds would otherwise apply the equity method of accounting under APB 18. The Private Funds applied the fair value option pursuant to SFAS No. 159 to such investments through March 31, 2009 (in millions of dollars):

	Private Funds Stock Ownership Percentage	Fair Value March 31, 2009	Gains (Losses)
			Three Months Ended March 31,
Investment			2009	2008
Adventrx Pharmaceuticals Inc.	3.83%	$0.6	$0.3	$0.3
Blockbuster Inc.	7.75%	9.6	(6.6)	(9.3)
WCI Communities Inc.	0.00%	—	—	(2.1)
		$10.2	$(6.3)	$(11.1)

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

The following table presents information regarding interests in VIEs for which the Offshore GP holds a variable interest as of March 31, 2009 (in millions of dollars):

	Offshore GP is the Primary Beneficiary			Offshore GP is not the Primary Beneficiary
	Net Assets	Offshore GP’s Interests(2)	Pledged Collateral(1)	Net Assets	Offshore GP’s Interests(2)
Offshore Fund and Offshore Master Funds	$2,313	$5	$830	$545	$0.1

(1)	Includes collateral pledged in connection with securities sold, not yet purchased, derivative contracts and collateral held for securities loaned.
(2)	Amount represents Offshore GP’s maximum exposure to loss and are included in the Offshore GP’s net assets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

5. Investments and Related Matters  – (continued)

b. Automotive, Metals, Home Fashion and Holding Company

Investments for Automotive, Metals, Home Fashion and Holding Company consist of the following (in millions of dollars):

	March 31, 2009		December 31, 2008
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Marketable equity and debt securities – available for sale	$26	$13	$26	$19
Equity method investments and other	221	221	235	235
Total investments	$247	$234	$261	$254

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

The Holding Company previously had applied the fair value option pursuant to SFAS No. 159 to its investments in ImClone Systems Incorporated and Lear Corporation. The Holding Company held no positions with respect to these investments as of March 31, 2009. For the three months ended March 31, 2008, the Holding Company recorded $4 million of unrealized losses with respect to these investments. Such amounts are included in net gain (loss) from investment activities in the consolidated statements of operations.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

6. Fair Value Measurements  – (continued)

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

Investment Management

	Level 1	Level 2	Level 3	Total
Assets
Securities owned	$2,340	$1,314	$23	$3,677
Unrealized gains on derivative contracts(1)	—	76	—	76
	$2,340	$1,390	$23	$3,753
Liabilities
Securities sold, not yet purchased	$988	$3	$—	$991
Unrealized losses on derivative contracts(2)	16	509	—	525
	$1,004	$512	$—	$1,516

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

6. Fair Value Measurements  – (continued)

The changes in investments measured at fair value for which the Investment Management operations has used Level 3 input to determine fair value are as follows (in millions of dollars):

Balance at December 31, 2008	$56
Realized and unrealized (losses), net	(33)
Purchases, net	—
Balance at March 31, 2009	$23
Unrealized (losses) included in earnings related to investments still held at reporting date	$(33)

Total realized and unrealized gains and losses recorded for Level 3 investments are reported in net gain from investment activities in the consolidated statements of operations.

Automotive, Holding Company and Other

	Level 1	Level 2	Total
Assets
Available for sale investments:
Marketable equity and debt securities	$13	$—	$13
Unrealized gains on derivative contracts(1)	—	1	1
	$13	$1	$14
Liabilities(2)
Derivative financial instruments	$—	$95	$95
Unrealized losses on derivative contracts	—	5	5
	$—	$100	$100

(1)	Amounts are classified within other assets in our consolidated balance sheets.
(2)	Amounts are classified within accrued expenses and other liabilities in our consolidated balance sheets.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

7. Financial Instruments  – (continued)

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
March 31, 2009

7. Financial Instruments  – (continued)

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

Credit Derivative Type by Derivative Risk Exposure	Notional Amount	Fair Value	Underlying Reference Obligation
Single name credit default swaps:
Investment grade risk exposure	$40	$—	Corporate Credit
Below investment grade risk exposure	196	(121)	Corporate Credit
Index credit default swaps:
Investment grade risk exposure	240	(80)	Commercial Mortgage-Backed Securities
	$476	$(201)

The following table presents the fair values of the Private Funds’ derivative and balance sheet locations within the consolidated balance sheets (in millions of dollars):

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives not Designated as Hedging Instruments Under SFAS No. 133	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Interest rate contracts	$—	$20	$—	$18
Foreign exchange contracts	—	8	2	—
Equity contracts	—	—	31	17
Credit contracts	214	176	630	530
Sub-total	214	204	663	$565
Netting across contract types(3)	(138)	(125)	(138)	(125)
Total(4)	$76	$79	$525	$440

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

7. Financial Instruments  – (continued)

(1)	Asset derivatives are located within other assets in our consolidated balance sheets.
(2)	Liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.
(3)	Represents the netting of receivables balances with payable balances for the same counterparty across contract types pursuant to netting agreements.
(4)	Excludes netting of cash collateral received and posted. The total collateral posted at March 31, 2009 is approximately $1 billion across all counterparties.

The following table presents the effects of the Private Funds’ derivative instruments on the statement of operations for the three months ended March 31, 2009 (in millions of dollars):

Derivatives not Designated as Hedging Instruments Under SFAS No. 133	Amount of Gain (Loss) Recognized in Income(5)
Interest rate contracts	$48
Foreign exchange contracts	1
Equity contracts	(14)
Credit contracts	74
$109

(5)	Gains (loss) recognized on the Private Funds’ derivatives are classified as part of net gain (loss) from investment activities in our consolidated statements of operations.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

7. Financial Instruments  – (continued)

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

Federal-Mogul had 292 and 364 commodity price hedge contracts outstanding with a combined notional value of $64 million and $91 million at March 31, 2009 and December 31, 2008, respectively, of which substantially all mature within one year. Of these outstanding contracts, 241 and 346 commodity price hedge contracts with a combined notional value of $50 million and $83 million at March 31, 2009 and December 31, 2008, respectively, were designated as hedging instruments for accounting purposes. Unrealized net losses of $19 million and $33 million were recorded in accumulated other comprehensive loss as of March 31, 2009 and December, 31, 2008, respectively. Unrealized net gains of $1 million were recognized in other income, net on the consolidated statement of operations during the three months ended March 31, 2009 associated with designated hedge ineffectiveness. Realized and unrealized net losses of $2 million and $3 million were recognized in cost of goods sold and other income, net, respectively, on the consolidated statement of operations during the three months ended March 31, 2009 associated with undesignated commodity price hedge contracts.

For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Unrealized gains and losses associated with ineffective hedges, determined using the hypothetical derivative method, are recognized in other income, net on the consolidated statements of operations. Derivative gains and losses included in accumulated other comprehensive loss for effective hedges are reclassified into operations upon recognition of the hedged transaction. Derivative gains and losses associated with undesignated hedges are recognized in other income, net on the consolidated statements of operations for outstanding hedges and cost of goods sold upon hedge maturity. Federal-Mogul’s undesignated hedges are primarily commodity hedges and such hedges have become undesignated mainly due to forecasted volume declines.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

7. Financial Instruments  – (continued)

The following table presents the fair values and balance sheet locations of Federal-Mogul’s derivative instruments (in millions of dollars):

	Asset Derivatives(4)		Liability Derivatives(4)
Derivatives Designated as Cash Flow Hedging Instruments Under SFAS No. 133	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Interest rate swap contracts	$—	$—	$(65)	$(67)
Commodity contracts	—	—	(21)	(37)
Foreign exchange contracts	1	1	—	—
	$1	$1	$(86)	$(104)

Derivatives not Designated as Hedging Instruments Under SFAS No. 133
Commodity contracts	$—	$—	$(9)	$(7)
	$—	$—	$(9)	$(7)

(4)	Federal-Mogul’s asset derivatives and liability derivatives are classified within accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

The following tables present the effect of Federal-Mogul’s derivative instruments on the consolidated statement of operations for the three months ended March 31, 2009 (in millions of dollars):

Derivatives Designated as Hedging Instruments Under SFAS No. 133	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing
Interest rate swap contracts	$(7)	Interest expense	$(9)		$—
Commodity contracts	6	Cost of goods sold	(8)	Other income, net	1
Foreign exchange contracts	1	Cost of goods sold	1		—

Derivatives not Designated as Hedging Instruments Under SFAS No. 133	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Commodity contracts	Cost of goods sold	$(2)
Commodity contracts	Other income, net	(3)
		$(5)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

8. Inventories, Net

Our consolidated inventories, net consists of the following (in millions of dollars):

	March 31, 2009	December 31, 2008
Raw materials:
Automotive	$164	$166
Home Fashion	13	12
	177	178
Work in process:
Automotive	124	125
Home Fashion	29	33
	153	158
Finished Goods:
Automotive	600	603
Home Fashion	69	87
	669	690
Metals:
Ferrous	16	27
Non-ferrous	4	5
Secondary	33	35
	53	67
Total Inventories, net	$1,052	$1,093

9. Goodwill and Intangible Assets

Goodwill and other intangible assets consist of the following (in millions of dollars):

		March 31, 2009			December 31, 2008
Description	Amortization Periods	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Automotive	1 – 22 years	$639	$(88)	$551	$640	$(76)	$564
Metals	5 – 15 years	11	(3)	8	11	(2)	9
		650	(91)	559	651	(78)	573
Indefinite-lived intangible assets:
Automotive				354			354
Metals				—			3
Home Fashion				13			13
				367			370
Total intangible assets				$926			$943
Goodwill:
Automotive				$1,053			$1,076
Metals				—			10
				$1,053			$1,086

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

9. Goodwill and Intangible Assets  – (continued)

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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

12. Debt

Debt consists of the following (in millions of dollars):

	March 31, 2009	December 31, 2008
Senior unsecured variable rate convertible notes due 2013 – Icahn Enterprises	$556	$556
Senior unsecured 7.125% notes due 2013 – Icahn Enterprises	961	961
Senior unsecured 8.125% notes due 2012 – Icahn Enterprises	352	352
Exit facilities – Federal-Mogul	2,495	2,495
Mortgages payable	122	123
Other	80	84
Total debt	$4,566	$4,571

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

12. Debt  – (continued)

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

12. Debt  – (continued)

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

12. Debt  – (continued)

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

13. Compensation Arrangements

Investment Management

Effective January 1, 2008, the General Partners amended employment agreements with certain of their employees whereby such employees have been granted rights to participate in a portion of the special profits interest allocations (in certain cases, whether or not such special profits interest is earned by the General

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

13. Compensation Arrangements  – (continued)

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

13. Compensation Arrangements  – (continued)

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

16. Income per LP Unit

Basic income per LP unit are based on net income attributable to Icahn Enterprises allocable to limited partners after deducting preferred pay-in-kind distributions to preferred unitholders. Net income allocable to limited partners is divided by the weighted-average number of LP units outstanding. Diluted income per LP unit are based on basic earnings adjusted for interest charges applicable to the variable rate notes and earnings before the preferred pay-in-kind distributions as well as the weighted-average number of units and equivalent units outstanding. The preferred units are considered to be equivalent units for the purpose of calculating income per LP unit. All equivalent units have been excluded from the calculation of diluted income per LP unit for the three months ended March 31, 2009 and 2008 as the effect of including them would have been anti-dilutive.

The following table sets forth the allocation of net income (loss) from continuing operations attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted income per LP unit for the periods indicated (in millions, except per unit data):

	Three Months Ended March 31,
	2009	2008
Income (loss) from continuing operations attributable to Icahn Enterprises	$1	$(36)
Less: Income from common control acquisitions allocated to general partner	—	17
	1	(19)
Limited partners’ 98.01% share of income (loss)	1	(19)
Basic and diluted income (loss) from continuing operations attributable to Icahn Enterprises allocable to limited partners	$1	$(19)
Basic and diluted income from discontinued operations attributable to Icahn Enterprises allocable to limited partners	$—	$504 (1)
Weighted average LP units outstanding	75	70
Basic and diluted income per LP Unit:
Income (loss) from continuing operations per LP unit (basic and diluted)	$0.01	$(0.26)
Income from discontinued operations per LP unit (basic and diluted)	0.00	7.14
	$0.01	$6.88

(1)	Includes a charge of $25 allocated to the general partner relating to the sale of ACEP.

As their effect would have been anti-dilutive, the following equivalent units have been excluded from the weighted-average LP units outstanding for the periods indicated (in millions):

	Three Months Ended March 31,
	2009	2008
Redemption of preferred LP units	4	1
Variable rate notes	5	5

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

17. Segment Reporting  – (continued)

	Three Months Ended March 31, 2009
	Investment Management
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management	Automotive	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
Revenues:
Net sales	$—		$—	$—	$—	$1,238	$76	$9	$84	$—	$1,407
Special profit interests allocation	87		—	(87)	—	—	—	—	—	—	—
Incentive allocations	—		—	—	—	—	—	—	—	—	—
Net gain (loss) from investment activities	71	(1)	259	(71)	259	—	—	—	—	(8)	251
Interest and dividend income	—		75	—	75	2	—	2	—	2	81
Other income, net	—		—	—	—	14	1	11	1	—	27
	158		334	(158)	334	1,254	77	22	85	(6)	1,766
Expenses:
Cost of goods sold	—		—	—	—	1,080	98	2	79	—	1,259
Selling, general and administrative	9		19	—	28	197	3	12	17	4	261
Restructuring and impairment	—		—	—	—	38	13	—	6	—	57
Interest expense	—		1	—	1	34	—	2	1	34	72
	9		20	—	29	1,349	114	16	103	38	1,649
Income (loss) from continuing operations before income tax (expense) benefit	149		314	(158)	305	(95)	(37)	6	(18)	(44)	117
Income tax (expense) benefit	—		—	—	—	(3)	14	—	—	(1)	10
Income (loss) from continuing operations	149		314	(158)	305	(98)	(23)	6	(18)	(45)	127
Less: (Income) loss attributable to non- controlling interests from continuing operations	—		(223)	67	(156)	24	—	—	6	—	(126)
Income (loss) attributable to Icahn Enterprises from continuing operations	$149		$91	$(91)	$149	$(74)	$(23)	$6	$(12)	$(45)	$1

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

17. Segment Reporting  – (continued)

	Three Months Ended March 31, 2008
	Investment Management
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management	Automotive(2)	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
Revenues:
Net sales	$—		$—	$—	$—	$646	$303	$19	$114	$—	$1,082
Special profit interests allocation	5		—	(5)	—	—	—	—	—	—	—
Incentive allocations	1		—	(1)	—	—	—	—	—	—	—
Net gain (loss) from investment activities	(1	)(1)	(26)	1	(26)	—	—	—	—	2	(24)
Interest and dividend income	—		40	—	40	5	—	2	1	19	67
Other income, net	—		—	—	—	2	—	3	—	—	5
	5		14	(5)	14	653	303	24	115	21	1,130
Expenses:
Cost of goods sold	—		—	—	—	560	270	9	105	—	944
Selling, general and administrative	8		6	—	14	77	6	10	26	7	140
Restructuring and impairment	—		—	—	—	2	—	—	7	—	9
Interest expense	—		1	—	1	21	—	2	—	34	58
	8		7	—	15	660	276	21	138	41	1,151
(Loss) income from continuing operations before income tax (expense) benefit	(3)		7	(5)	(1)	(7)	27	3	(23)	(20)	(21)
Income tax (expense) benefit	—		—	—	—	(10)	(11)	—	—	1	(20)
(Loss) income from continuing operations	(3)		7	(5)	(1)	(17)	16	3	(23)	(19)	(41)
Less: (Income) loss attributable to non-controlling interests from continuing operations	—		(1)	(1)	(2)	—	—	—	7	—	5
(Loss) income attributable to Icahn Enterprises from continuing operations	$(3)		$6	$(6)	$(3)	$(17)	$16	$3	$(16)	$(19)	$(36)

(1)	We made investments aggregating $1.2 billion in the Private Funds for which no special profits interest allocations or incentive allocations are applicable. As of March 31, 2009, the total value of these investments is $977 million, with an unrealized gain of $67 million and unrealized loss of $1 million for the three months ended March 31, 2009 and 2008, respectively. These amounts are reflected in the Private Funds’ net assets and earnings.
(2)	Automotive results are for the period March 1, 2008 through March 31, 2008.

Total assets by reportable segment are not presented because there have been no material changes for the three months ended March 31, 2009.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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

Total environmental reserves were $24 million and $26 million at March 31, 2009 and December 31, 2008, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheet.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

19. Commitments and Contingencies  – (continued)

Conditional Asset Retirement Obligations

Federal-Mogul records conditional asset retirement obligations (“CARO”) in accordance FIN 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement 143 (“FIN 47”), when the amount can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold in connection with Restructuring 2009. In connection with these sites, Federal-Mogul has accrued $27 million each as of March 31, 2009 and December 31, 2008 for CARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of CARO in accordance with SFAS No. 144.

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

National Energy Group, Inc.

National Energy Group, Inc. (“NEGI”) is a defendant, together with Icahn Enterprises and various individuals, including one of our current directors, as additional defendants, in a purported stockholder derivative and class action lawsuit filed in February 2008 alleging that among other things, certain of NEGI’s current and former officers and directors breached their fiduciary duties to NEGI and its stockholders in connection with NEGI’s sale of its 50% interest in an oil and gas holding company. Following such disposition, NEGI has had no business and its principal assets consist of cash and short term investments which

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

19. Commitments and Contingencies  – (continued)

currently aggregate approximately $48 million. In March, 2008, NEGI dissolved and filed a Form 15 with the SEC deregistering its securities with the SEC under the Exchange Act. As a result, NEGI’s status as a public company has been suspended. No cash distributions will be made to NEGI’s shareholders until the NEGI board determines that NEGI has paid, or made adequate provision for the payment of, its liabilities and obligations, including any liabilities relating to the lawsuit.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners of
Icahn Enterprises L.P.

We have reviewed the accompanying consolidated balance sheet of Icahn Enterprises L.P. and Subsidiaries (the “Partnership”) (a Delaware limited partnership) as of March 31, 2009, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2009 and 2008, and the consolidated statement of changes in equity and comprehensive income for the three-month period ended March 31, 2009. These consolidated interim financial statements are the responsibility of the Partnership’s management.

We were furnished with the report of other accountants on their reviews of the consolidated interim financial statements of Federal-Mogul Corporation, a subsidiary, whose total assets as of March 31, 2009, and whose revenues for the three-month period ended March 31, 2009 and the period from February 29, 2008 (date of consolidation) through March 31, 2008, constituted $6.9 billion, $1.3 billion and $0.7 billion, respectively, of the related consolidated totals.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Partnership as of December 31, 2008, and the related consolidated statements of operations, changes in equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 4, 2009 (except for Note 1 related to the effect of the adoption of SFAS No. 160 and the reformatted consolidated financial statements, as to which the date is August 4, 2009), we expressed an unqualified opinion on those consolidated financial statements. Our report made reference to the report of other auditors as it relates to amounts included for Federal-Mogul Corporation, a subsidiary, and contained explanatory paragraphs relating to the retrospective application of SFAS No. 160 effective January 1, 2009, reformatted consolidated financial statements, and the change in method of accounting for its investments with the adoption of SFAS No. 157 and SFAS No. 159 in 2007.

In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ GRANT THORNTON LLP

New York, New York
May 6, 2009 (except for Note 1 related to
the reformatted consolidated interim financial
statements, as to which the date is August 4, 2009)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Federal-Mogul Corporation

We have reviewed the consolidated balance sheet of Federal-Mogul Corporation and subsidiaries as of March 31, 2009, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2009 and 2008, included in its Form 10-Q for the quarter ended March 31, 2009 (not presented herein). These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Federal-Mogul Corporation and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year ended December 31, 2008 (not presented herein) and in our report dated February 24, 2009, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the application of AICPA Statement of Position 90-7, Financial Reporting by Entities under the Bankruptcy Code and a change in method of accounting for pensions and other postretirement plans in 2006 and tax uncertainties in 2007. As described in Note 1 to the unaudited consolidated interim financial statements of Federal-Mogul Corporation included in its Form 10-Q for the quarter ended March 31, 2009, on January 1, 2009, Federal-Mogul Corporation and subsidiaries changed its method of accounting for noncontrolling interests on a retrospective basis resulting in revision of the December 31, 2008 consolidated balance sheet. We have not audited and reported on the revised balance sheet reflecting the change in the method of accounting for noncontrolling interests.

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

Consolidated Financial Results of Continuing Operations

The following tables summarize revenues and income (loss) from continuing operations attributed to Icahn Enterprises for each of our segments (in millions of dollars):

	Revenues(1)
	Three Months Ended March 31,
	2009	2008
Investment Management	$334	$14
Automotive(2)	1,254	653
Metals	77	303
Real Estate	22	24
Home Fashion	85	115
Holding Company	(6)	21
Total	$1,766	$1,130

	Income (Loss) Attributable to Icahn Enterprises From Continuing Operations
	Three Months Ended March 31,
	2009	2008
Investment Management	$149	$(3)
Automotive(2)	(74)	(17)
Metals	(23)	16
Real Estate	6	3
Home Fashion	(12)	(16)
Holding Company	(45)	(19)
Total	$1	$(36)

(1)	Revenues include interest and dividend income and other income, net.
(2)	Automotive results for fiscal 2008 are for the period March 1, 2008 through March 31, 2008.

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

Summarized income statement information on a deconsolidated basis and on a U.S. GAAP basis for the three months ended March 31, 2009 and 2008 as follows (in millions of dollars):

	Three Months Ended March 31, 2009
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	Total U.S. GAAP Results
Revenues:
Special profits interest allocations	$87		$—	$(87)	$—
Incentive allocations	—		—	—	—
Net gains from investment activities	71	(1)	259	(71)	259
Interest and dividend income	—		75	—	75
	158		334	(158)	334
Costs and expenses	9		19	—	28
Interest expense	—		1	—	1
	9		20	—	29
Income from continuing operations before income tax expense	149		314	(158)	305
Income tax expense	—		—	—	—
Income from continuing operations	149		314	(158)	305
Less: Income attributable to non-controlling interests from continuing operations	—		(223)	67	(156)
Income attributable to Icahn Enterprises from continuing operations	$149		$91	$(91)	$149

	Three Months Ended March 31, 2008
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	Total U.S. GAAP Results
Revenues:
Special profit interests allocations	$5		$—	$(5)	$—
Incentive allocations	1		—	(1)	—
Net loss from investment activities	(1	)(1)	(26)	1	(26)
Interest and dividend income	—		40	—	40
	5		14	(5)	14
Costs and expenses	8		6	—	14
Interest expense	—		1	—	1
	8		7	—	15
(Loss) income from continuing operations before income tax expense	(3)		7	(5)	(1)
Income tax expense	—		—	—	—
(Loss) income from continuing operations	(3)		7	(5)	(1)
Less: Income attributable to non-controlling interests from continuing operations	—		(1)	(1)	(2)
(Loss) income attributable to Icahn Enterprises from continuing operations	$(3)		$6	$(6)	$(3)

(1)	We made investments aggregating $1.2 billion in the Private Funds for which no special profits interest allocations or incentive allocations are applicable. As of March 31, 2009, the total value of these investments is $977 million, with an unrealized gain of $67 million and unrealized loss of $1 million for the three months ended March 31, 2009 and 2008, respectively. Additionally, Carl C. Icahn, along with his affiliates, make investments in the Private Funds (other than the amounts invested by us and our affiliates). These investments are also not subject to special profits interest allocations or incentive allocations. As of March 31, 2009 and December 31, 2008, the total fair value of these investments was approximately $1.2 billion and $1.1 billion, respectively.

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

Interest and dividend income increased by $35 million to $75 million for the first quarter of fiscal 2009, compared to $40 million for the first quarter of fiscal 2008. The increase was primarily attributable to increases in amounts earned on interest-paying investments.

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

The four product groups of our Automotive segment have been aggregated for purposes of reporting our operating results below. Summarized statements of operations and performance data for the Automotive segment for the first quarters of fiscal 2009 and fiscal 2008 and the period March 1, 2008 through March 31, 2008 as follows (in millions of dollars):

	Three Months Ended March 31,		Variance 2009 vs 2008		Period March 1, 2008 through March 31, 2008
	2009	2008	$	%
Net sales	$1,238	$1,859	$(621)	(33.4)%	$646
Cost of goods sold	1,080	1,593	(513)	(32.2)%	560
Gross margin	158	266	(108)	(40.6)%	86
Expenses:
Selling, general and administrative	197	235	(38)	(16.2)%	77
Restructuring and impairment	38	2	36	1800.0%	2
Total expenses	235	237	(2)	(0.8)%	79
(Loss) income from continuing operations before interest, income taxes, and other income, net	$(77)	$29	$(106)	N/M	$7

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

Selling, General and Administrative

Selling, general and administrative (“SG&A”) decreased by $38 million, or 16.2%, to $197 million. The decrease was primarily due to an impact of exchange movements of $15 million and lower professional fees directly related to Chapter 11 and UK Administration of $9 million in the first quarter of fiscal 2009 as compared to the corresponding prior year period. Additionally, research and development (“R&D”) costs, which are included in SG&A, were lower by $13 million in the first quarter of fiscal 2009 as compared to the corresponding prior year period. As a percentage of OE sales, R&D was 5% and 4% for the first quarters of fiscal 2009 and fiscal 2008, respectively.

Restructuring and Impairment

Restructuring and impairment increased by $36 million in the first quarter of fiscal 2009 to $38 million as compared to the corresponding prior year period. The increase is primarily due to “Restructuring 2009” (as defined below) expenses of $38 million incurred in the first quarter of fiscal 2009. In September 2008, Federal-Mogul announced a restructuring plan, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. This plan, when combined with other workforce adjustments, is expected to reduce Federal-Mogul’s global workforce by 8,600 positions. Federal-Mogul continues to solidify the individual components of this plan, and will announce those components as plans are finalized. Federal-Mogul expects to incur additional restructuring expenses up to $18 million through the fiscal year ending December 31, 2009. As the majority of the costs expected to be incurred in relation to Restructuring 2009 are related to severance, such activities are expected to yield future annual savings at least equal to the incurred costs.

Metals

Our Metals segment is conducted through our indirect, wholly owned subsidiary, PSC Metals.

Summarized statements of operations and performance data for PSC Metals for the three months ended March 31, 2009 and 2008 are as follows (in millions of dollars):

	Three Months Ended March 31,		Variance 2009 vs 2008
	2009	2008	$	%
Net sales	$76	$303	$(227)	(74.9)%
Cost of goods sold	98	270	(172)	(63.7)%
Gross profit	(22)	33	$(55)	(166.7)%
Selling, general and administrative	3	6	(3)	(50.0)%
Impairment	13	—	13	N/M
(Loss) income from continuing operations before interest, income taxes and other income, net	$(38)	$27	$(65)	N/M
Ferrous tons sold (in ’000s)	208	549
Non-ferrous pounds sold (in ’000s)	19,466	34,016

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

Gross profit for the first quarter of fiscal 2009 decreased by $55 million, or 166.7%, to a loss of $22 million compared to a $33 million profit in the first quarter of fiscal 2008. As a percentage of net sales, cost of goods sold was 129% and 89% for the first quarter of fiscal 2009 and fiscal 2008, respectively. Cost of sales for the first quarter of fiscal 2009 included a $13 million charge related to market adjustments due to falling scrap metal prices. Falling demand and production levels increased operating costs per unit despite concerted efforts to align costs with volume.

As noted above, PSC Metals’ net sales for the first quarter of fiscal 2009 declined significantly as the demand and prices for scrap fell to extremely low levels due to historically low steel mill capacity utilization rates and declines in other sectors of the economy. Given the indication of a potential impairment, PSC Metals completed a valuation of its goodwill and other indefinite-lived intangibles as of March 31, 2009, utilizing discounted cash flows based on current market conditions. This valuation resulted in an impairment loss for goodwill and other indefinite-lived intangibles of $13 million which was recorded in the first quarter of fiscal 2009.

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

The following table summarizes the key operating data for our real estate activities for the three months ended March 31, 2009 and 2008 (in millions of dollars):

	Three Months Ended March 31,		Variance 2009 vs 2008
	2009	2008	$	%
Revenues	$22	$24	$(2)	(8.3)%
Expenses	14	19	(5)	(26.3)%
Income from continuing operations before interest and income taxes	$8	$5	$3	60.0%

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

Summarized statements of operations for the three months ended March 31, 2009 and 2008 included in the consolidated statements of operations is as follows (in millions of dollars):

	Three Months Ended March 31,		Variance 2009 vs 2008
	2009	2008	$	%
Net sales	$84	$114	$(30)	(26.3)%
Cost of goods sold	79	105	(26)	(24.8)%
Gross margin	5	9	(4)	(44.4)%
Expenses:
Selling, general and administrative	17	26	(9)	(34.6)%
Restructuring and impairment	6	7	(1)	(14.3)%
Total expenses	23	33	(10)	(30.3)%
Loss from continuing operations before interest, income taxes and other income, net	$(18)	$(24)	$6	25.0%

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

Summarized operating revenues and expenses for the Holding Company for the three months ended March 31, 2009 and 2008 are as follows (in millions of dollars):

	Three Months Ended March 31,		2009 vs 2008
	2009	2008	$	%
Net (loss) gain from investment activities	$(8)	$2	$(10)	NM
Interest and dividend income	2	19	(17)	(89.5)%
Holding Company revenues	(6)	21	(27)	(128.6)%
Holding Company expenses	4	7	(3)	(42.9)%
(Loss) income from continuing operations before interest expense and income taxes	$(10)	$14	$(24)	NM

Net loss from investment activities was $8 million in the first quarter of fiscal 2009 as compared to a net gain of $2 million in the first quarter of fiscal 2008. The net loss in the first quarter of fiscal 2009 is due to unrealized losses on investments as compared to unrealized gains in the first quarter of fiscal 2008.

Interest and dividend income decreased by $17 million, or 89.5%, to $2 million for the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. This decrease was primarily due to lower yields on lower cash balances in the first quarter of fiscal 2009 as compared to the first quarter of 2008.

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

Discontinued Operations

Results from discontinued operations for the three months ended March 31, 2009 were not material. Results from discontinued operations for the three months ended March 31, 2008 included a gain on sales of discontinued operations of $476 million, net of income taxes of approximately $260 million, recorded on the sale of ACEP. With respect to the taxes recorded on the sale of ACEP, $103 million was recorded as a deferred tax liability pursuant to a Code 1031 Exchange transaction during the third quarter of fiscal 2008. The sale of ACEP included the Stratosphere and three other Nevada gaming properties, which represented all of our remaining gaming operations.

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

Borrowings

Debt consists of the following (in millions of dollars):

	March 31, 2009	December 31, 2008
Senior unsecured variable rate convertible notes due 2013 – Icahn Enterprises	$556	$556
Senior unsecured 7.125% notes due 2013 – Icahn Enterprises	961	961
Senior unsecured 8.125% notes due 2012 – Icahn Enterprises	352	352
Exit facilities – Federal-Mogul	2,495	2,495
Mortgages payable	122	123
Other	80	84
Total debt	$4,566	$4,571

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

Federal-Mogul’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, and the availability of financing. Federal-Mogul’s management believes that cash on hand, cash flow from operations, and available borrowings under the Exit Facilities will be sufficient to fund capital expenditures and meet its operating obligations through the end of fiscal 2009. In the longer term, Federal-Mogul believes that its base operating potential, supplemented by the benefits from its announced restructuring programs, will provide adequate long-term cash flows. However, there can be no assurance that such initiatives are achievable in this regard.

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

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”). On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1 which will amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments. FSP 107-1 and APB 28-1 will require an entity to provide disclosures about the fair value of financial instruments in interim financial information. FSP 107-1 and APB 28-1 would apply to all financial instruments within the scope of SFAS No. 107 and will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. FSP 107-1 and APB 28-1 will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt FSP 107-1 and APB 28-1 only if it also elects to early adopt FSP 157-4 and FSP 115-2 and 124-2. Since FSP 107-1 and APB-28-1 will require disclosures about fair values in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 will not have any impact on our consolidated financial statements.

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

Date: August 4, 2009