Form 10-Q
period 2009-06-30
ICAHN ENTERPRISES L.P.
filed 2009-08-06
CIK 813762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to _________

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

As of August 3, 2009, there were 74,775,597 depositary units and 13,127,179 preferred units outstanding.

INDEX

PART I. FINANCIAL INFORMATION

i

Part I. Financial Information

Item 1. Financial Statements

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash and cash equivalents	$2,031	$2,612
Cash held at consolidated affiliated partnerships and restricted cash	4,184	3,947
Investments	4,545	4,515
Accounts receivable, net	1,170	1,057
Due from brokers	103	54
Inventories, net	1,050	1,093
Property, plant and equipment, net	2,720	2,878
Goodwill	1,053	1,086
Intangible assets, net	1,025	943
Other assets	598	630
Total Assets	$18,479	$18,815
LIABILITIES AND EQUITY
Accounts payable	$538	$679
Accrued expenses and other liabilities	2,884	2,805
Securities sold, not yet purchased, at fair value	2,423	2,273
Due to brokers	267	713
Postemployment benefit liability	1,317	1,302
Debt	4,574	4,571
Preferred limited partner units	133	130
Total liabilities	12,136	12,473
Commitments and contingencies (Note 20)
Equity:
Limited partners:
Depositary units: 92,400,000 authorized; issued 75,912,797 at June 30, 2009 and December 31, 2008; outstanding 74,775,597 at June 30, 2009 and December 31, 2008	2,724	2,582
General partner	(169)	(172)
Treasury units at cost	(12)	(12)
Equity attributable to Icahn Enterprises	2,543	2,398
Equity attributable to non-controlling interests	3,800	3,944
Total equity	6,343	6,342
Total Liabilities and Equity	$18,479	$18,815

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)
Revenues:
Net sales	$1,465	$2,545	$2,872	$3,627
Net gain (loss) from investment activities	688	(781)	939	(805)
Interest and dividend income	38	94	119	161
Other income, net	32	7	59	12
	2,223	1,865	3,989	2,995
Expenses:
Cost of goods sold	1,255	2,081	2,514	3,025
Selling, general and administrative	271	291	532	431
Restructuring and impairment	9	9	66	18
Interest expense	67	94	139	152
	1,602	2,475	3,251	3,626
Income (loss) from continuing operations before income tax benefit (expense)	621	(610)	738	(631)
Income tax benefit (expense)	10	(56)	20	(76)
Income (loss) from continuing operations	631	(666)	758	(707)
Income (loss) from discontinued operations	2	(1)	2	488
Net income (loss)	633	(667)	760	(219)
Less: net (income) loss attributable to non-controlling interests	(503)	616	(629)	621
Net income (loss) attributable to Icahn Enterprises	$130	$(51)	$131	$402
Net income (loss) attributable to Icahn Enterprises from:
Continuing operations	$128	$(50)	$129	$(86)
Discontinued operations	2	(1)	2	488
	$130	$(51)	$131	$402
Net income (loss) attributable to Icahn Enterprises allocable to:
Limited partners	$127	$(96)	$128	$389
General partner	3	45	3	13
	$130	$(51)	$131	$402
Basic income (loss) per LP unit:
Income (loss) from continuing operations	$1.67	$(1.35)	$1.68	$(1.61)
Income (loss) from discontinued operations	0.03	(0.02)	0.03	7.12
	$1.70	$(1.37)	$1.71	$5.51
Basic weighted average LP units outstanding	75	70	75	70
Diluted income (loss) per LP unit:
Income (loss) from continuing operations	$1.56	$(1.35)	$1.63	$(1.61)
Income (loss) from discontinued operations	0.03	(0.02)	0.03	7.12
	$1.59	$(1.37)	$1.66	$5.51
Dilutive weighted average LP units outstanding	85	70	79	70
Cash distributions declared per LP unit	$0.25	$0.25	$0.50	$0.50

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES
IN EQUITY AND COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Equity Attributable to Icahn Enterprises
	General Partners’ Equity (Deficit)	Limited Partners’ Equity – Depositary Units	Held in Treasury		Total Partners’ Equity	Non-Controlling Interests	Total Equity
			Amount	Units
Balance, December 31, 2008	$(172)	$2,582	$(12)	1	$2,398	$3,944	$6,342
Comprehensive income:
Net income	3	128	—	—	131	629	760
Post employment benefits, net of tax		11			11	3	14
Hedge instruments, net of tax	—	17	—	—	17	6	23
Translation adjustments and other	1	22	—	—	23	16	39
Comprehensive income	4	178	—	—	182	654	836
Partnership distributions	(1)	(37)	—	—	(38)	—	(38)
Investment Management distributions	—	—	—	—	—	(804)	(804)
Investment Management contributions	—	—	—	—	—	8	8
Change in subsidiary equity and other	—	1	—	—	1	(2)	(1)
Balance, June 30, 2009	$(169)	$2,724	$(12)	1	$2,543	$3,800	$6,343

Accumulated Other Comprehensive Loss was $676 and $752 at June 30, 2009 and December 31, 2008, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2009	2008
Net income (loss)	$760	$(219)
Cash Flows from operating activities:
Income (loss) from continuing operations	$758	$(707)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment (gains) losses	(781)	980
Purchases of securities	(569)	(4,280)
Proceeds from sales of securities	1,294	2,780
Purchases to cover securities sold, not yet purchased	(2,631)	(179)
Proceeds from securities sold, not yet purchased	2,796	1,117
Net premiums received on derivative contracts	(29)	123
Changes in receivables and payables relating to securities transactions	(825)	961
Depreciation and amortization	199	130
Deferred income tax expense	(28)	—
Impairment loss on long-lived assets	16	1
Other, net	(4)	18
Changes in cash held at consolidated affiliated partnerships and restricted cash	(254)	(997)
Changes in other operating assets and liabilities	(235)	(71)
Net cash used in continuing operations	(293)	(124)
Net cash used in discontinued operations	—	(7)
Net cash used in operating activities	(293)	(131)
Cash flows from investing activities:
Capital expenditures	(98)	(130)
Purchases of marketable equity and debt securities	—	(2)
Proceeds from sales of marketable equity and debt securities	1	208
Net change in restricted cash relating to 1031 exchange transactions	—	(1,151)
Net proceeds from the sale and disposition of long-lived assets	—	32
Acquisitions of businesses, net of cash acquired	—	795
Other	8	1
Net cash used in investing activities from continuing operations	(89)	(247)
Net cash provided by investing activities from discontinued operations	3	1,202
Net cash (used in) provided by investing activities	(86)	955

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In millions)

	Six Months Ended June 30,
	2009	2008
Cash flows from financing activities:
Investment Management Equity:
Capital subscriptions received in advance	—	4
Capital distributions to non-controlling interests	(165)	(221)
Capital contributions by non-controlling interests	8	417
Partnership distributions	(38)	(36)
Proceeds from borrowings	—	9
Repayments of borrowings	(26)	(27)
Other	(4)	21
Net cash (used in) provided by financing activities from continuing operations	(225)	167
Net cash used in financing activities from discontinued operations	—	(255)
Net cash used in financing activities	(225)	(88)
Effect of exchange rate changes on cash	23	13
Net (decrease) increase in cash and cash equivalents	(581)	749
Net increase in cash of assets held for sale	—	69
Cash and cash equivalents, beginning of period	2,612	2,113
Cash and cash equivalents, end of period	$2,031	$2,931
Supplemental information:
Cash payments for interest	$145	$77
Net cash payments for income taxes	$30	$38
Net realized losses on available-for-sale securities	$(2)	$(10)
Redemptions payable to non-controlling interests	$804	$215

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

1. Description of Business and Basis of Presentation

General

Icahn Enterprises L.P. (“Icahn Enterprises” or the “Company”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), our sole general partner, which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of June 30, 2009, affiliates of Mr. Icahn owned 68,760,427 of our depositary units and 11,360,173 of our preferred units, which represented approximately 92.0% and 86.5% of our outstanding depositary units and preferred units, respectively.

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

In accordance with United States generally accepted accounting principles (“U.S. GAAP”), assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of previously separate companies for all periods under common control prior to the acquisition are restated on a consolidated basis. The financial statements include such adjustments as a result of the acquisition of our automotive segment during the fiscal year ended December 31, 2008.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

1. Description of Business and Basis of Presentation  – (continued)

losses on our investments can be significant. The results of our Real Estate and Home Fashion segments are seasonal. The results of our Automotive segment are moderately seasonal.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, cash held at consolidated affiliated partnerships and restricted cash, accounts receivable, due from brokers, accounts payable, accrued expenses and other liabilities and due to brokers are deemed to be reasonable estimates of their fair values because of their short-term nature.

The fair values of investments and securities sold, not yet purchased are based on quoted market prices for those or similar investments. See Note 5, “Investments and Related Matters,” and Note 6, “Fair Value Measurements,” for further discussion.

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of June 30, 2009 are approximately $4.6 billion and $3.1 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2008 was approximately $4.6 billion and $2.3 billion, respectively.

Adoption of New Accounting Pronouncements

SFAS No. 160.  In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity; non-controlling interests will be presented within the statement of changes in equity and comprehensive income as a separate equity component. It also requires that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; net income per LP unit be reported after the adjustment for non-controlling interest in net income (loss); changes in ownership interest be accounted for similarly as equity transactions; and, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. We adopted SFAS No. 160 as of January 1, 2009 with the presentation and disclosure requirements as discussed above reflected in our consolidated financial statements.

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

SFAS No. 165.  In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. We adopted SFAS No. 165 during the quarter ended June 30, 2009. The adoption of SFAS No. 165 did not change subsequent events that we identify and disclose. In accordance with SFAS No. 165, we have evaluated subsequent events through August 5, 2009, which is the date on which the financial statements were issued.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

1. Description of Business and Basis of Presentation  – (continued)

FSP FAS 157-4.  In April, 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under SFAS No. 157, Fair Value Measurements. FSP 157-4 will be applied prospectively and retrospective application will not be permitted. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of FSP 157-4 during the quarter ended June 30, 2009. The adoption of FSP 157-4 did not have any material impact on our financial position, results of operations or cash flows.

FSP FAS 115-2 and FAS 124-2.  In April, 2009, the FASB issued FSP FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”), which is intended to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities in the financial statements. FSP 115-2 and 124-2 applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which amount represents the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery. FSP 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of FSP FAS 115-2 and 124-2 during the quarter ended June 30, 2009 on a prospective basis. The adoption of FSP 115-2 and 124-2 did not have any material impact on our financial position, results of operations or cash flows.

FSP FAS 107-1 and APB 28-1.  On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1 which will amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 requires an entity to provide disclosures about the fair value of financial instruments in interim financial information. FSP 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS No. 107 and requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. FSP 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of FSP 107-1 and APB 28-1 during the quarter ended June 30, 2009. Since FSP 107-1 and APB-28-1 requires disclosures about fair values in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 did not have any impact on our consolidated financial statements. See Note 1, “Description of Business and Basis of Presentation — Fair Value of Financial Instruments,” Note 5, “Investments and Related Matters,” and Note 6, “Fair Value Measurements,” for additional information.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities (“VIEs”). The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities (“QSPEs”) that are currently excluded from the scope of FIN 46(R). SFAS No. 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. SFAS No. 167 is effective as of the beginning of the first fiscal year beginning after November 15, 2009. We are currently evaluating the impact, if any, that SFAS No. 167 would have on our financial condition, results of operations and cash flows upon adoption.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

1. Description of Business and Basis of Presentation  – (continued)

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 amends the derecognition accounting and disclosure guidance relating to SFAS No. 140. SFAS No. 166 eliminates the exemption from consolidation for QSPEs; it also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated in accordance with SFAS No. 167. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year beginning after November 15, 2009. We are currently evaluating the impact, if any. that SFAS No. 166 would have on our financial condition, results of operations and cash flows upon adoption.

Filing Status of Subsidiary

Federal-Mogul Corporation (“Federal-Mogul”) is a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and files annual, quarterly and current reports. Each of these reports is separately filed with the SEC and is publicly available at www.sec.gov.

2. Operating Units

a. Investment Management

Icahn Onshore LP (the “Onshore GP”) and Icahn Offshore LP (the “Offshore GP” and, together with the Onshore GP, the “General Partners”) act as general partner of Icahn Partners LP (the “Onshore Fund”) and the Offshore Master Funds (as defined herein), respectively. The “Offshore Master Funds” consist of (i) Icahn Partners Master Fund LP, (ii) Icahn Partners Master Fund II L.P. and (iii) Icahn Partners Master Fund III L.P. The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the “Investment Funds.” In addition, as discussed elsewhere in this Quarterly Report on Form 10-Q, the “Offshore Funds” consist of (i) Icahn Fund Ltd. (referred to herein as the Offshore Fund), (ii) Icahn Fund II Ltd. and (iii) Icahn Fund III Ltd. The Offshore GP also acts as general partner of a fund formed as a Cayman Islands exempted limited partnership that invests in the Offshore Master Funds. This fund, together with other funds that also invest in the Offshore Master Funds, constitute the “Feeder Funds” and, together with the Investment Funds, are referred to herein as the “Private Funds.”

Effective January 1, 2008, in addition to providing investment advisory services to the Private Funds, the General Partners provide or cause their affiliates to provide certain administrative and back office services to the Private Funds that had been previously provided by Icahn Capital Management LP (collectively, the “Services”) and, in consideration of providing the Services, the General Partners will receive special profits interest allocations from the Investment Funds. Prior to June 30, 2009 this allocation was generally equal to 0.625% of the balance in each fee-paying capital account as of the beginning of each quarter (for each investor of fee-paying capital account, the Target Special Profits Interest Amount) except that amounts are only allocated to the General Partners in respect of special profits interest allocations if there is sufficient net profits in the Investment Funds to cover such amounts. The General Partners may also receive incentive allocations, which prior to June 30, 2009, were generally 25% of the net profits generated by fee-paying investors in the Investment Funds, subject to a “high water mark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods have been recovered). (See below for discussion of new fee structure for special profits interest allocations and incentive allocations effective as of July 1, 2009). The General Partners do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and qualified investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available.

In June 2009, certain limited partnership agreements and offering memoranda of the Private Funds (the “Fund Documents”) were revised primarily to provide existing investors and new investors (“Investors”) with various new options for investments in the Private Funds effective July 1, 2009 (each an “Option”).

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

2. Operating Units  – (continued)

Each Option has certain eligibility criteria for Investors and existing investors are permitted to roll over their investments made in the Private Funds prior to July 1, 2009 (“Pre-Election Investments”) into one or more of the new Options. For fee-paying investments, the special profits interest allocations will range from 1.5% to 2.25% per annum and the incentive allocations will range from 15% (in some cases subject to a preferred return) to 22% per annum. The new Options also have different withdrawal terms, with certain Options being permitted to withdraw capital every six months (subject to certain limitations on aggregate withdrawals) and other Options being subject to three-year rolling lock-up periods, provided that early withdrawals are permitted at certain times with the payment to the Private Funds of a fee. For those Options with rolling lock-ups, the General Partner will not be entitled to receive an incentive allocation for a period of two years or longer.

The economic and withdrawal terms of the Pre-Election Investments remain the same, which include a special profits interest allocation of 2.5% per annum, an incentive allocation of 25% per annum and a three-year lock-up period (or sooner, subject to the payment of an early withdrawal fee). Certain of the Options will preserve each Investor’s existing high watermark with respect to its rolled over Pre-Election Investments and one of the Options establishes a hypothetical high watermark for new capital invested before December 31, 2010 by persons that were Investors prior to June 30, 2009. Effective with permitted withdrawals on December 31, 2009, if an Investor does not roll over a Pre-Election Investment into another Option when it is first eligible to do so without the payment of a withdrawal fee, it is the current intention of the Private Funds to require such Investor to withdraw such Pre-Election Investment.

Our Investment Management segment’s revenues are affected by the combination of fee-paying assets under management (“AUM”) and the investment performance of the Private Funds. The General Partners’ incentive allocations and special profits interest allocations earned from the Private Funds are accrued on a quarterly basis in accordance with Method 2 of Emerging Issues Task Force (“EITF”) Topic D-96, Accounting for Management Fees Based on a Formula, and are allocated to the General Partners at the end of the Private Funds’ fiscal year (or sooner on redemptions). Such quarterly accruals may be reversed as a result of subsequent investment performance prior to date of such allocation. Effective July 1, 2009, certain new options provide for incentive allocations to be allocated less frequently than the end of each fiscal year, in which case, quarterly accruals may be reversed as described above prior to the date of allocation.

As of June 30, 2009, the full Target Special Profits Interest Amount was $121.3 million, which includes a carry-forward Target Special Profits Interest Amount of $70.4 million from December 31, 2008, a Target Special Profits Interest Amount for the first six months of the fiscal year ending December 31, 2009 (“fiscal 2009”) and a hypothetical return on the full Target Special Profits Interest Amount from the Investment Funds. Of the full Target Special Profits Interest Amount as of June 30, 2009, $120.7 million was accrued as a special profits interest allocation for the first six months of fiscal 2009 and $0.6 million will be carried forward to the extent that there are sufficient net profits in the Investment Funds during the investment period to cover such amounts. No accrual for special profits interest allocations were made for the six months ended June 30, 2008 due to losses in the Investment Funds.

b. Automotive

We conduct our Automotive segment through our majority ownership in Federal-Mogul. Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, alternative energies, environment and safety systems. Federal-Mogul serves the world’s foremost original equipment manufacturers (“OEM”) of automotive, light commercial, heavy-duty, industrial, agricultural, aerospace, marine, rail, and off-road vehicles, as well as the worldwide aftermarket. During the first quarter of fiscal 2009, Federal-Mogul consolidated its product groups and eliminated the Automotive Products group. As of June 30, 2009, Federal-Mogul is organized into four product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

2. Operating Units  – (continued)

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

Accounts Receivable, Net

Federal-Mogul’s subsidiaries in Brazil, France, Germany, India, Italy and Spain are parties to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $209 million and $222 million as of June 30, 2009 and December 31, 2008, respectively. Of those gross amounts, $188 million and $209 million, respectively, were factored without recourse and treated as sales under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). Under terms of these factoring arrangements, Federal-Mogul is not obligated to draw cash immediately upon the factoring of accounts receivable. Federal-Mogul had drawings against all of its factored receivables as of June 30, 2009. Federal-Mogul had outstanding factored amounts of $8 million for which cash had not yet been drawn as of December 31, 2008. Expenses associated with receivables factored or discounted are recorded in the consolidated statements of operations within other income, net.

Restructuring

Federal-Mogul’s restructuring activities are undertaken as necessary to execute its strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize Federal-Mogul’s businesses and to relocate manufacturing operations to lower cost markets. These activities generally fall into one of the following categories:

1.	Closure of Facilities and Relocation of Production — in connection with Federal-Mogul’s strategy, certain operations have been closed and related production relocated to best cost countries or to other locations with available capacity.
2.	Consolidation of Administrative Functions and Standardization of Manufacturing Processes — as part of its productivity strategy, Federal-Mogul has acted to consolidate its administrative functions to reduce selling, general and administrative costs and change its manufacturing processes to improve operating efficiencies through standardization of processes.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

2. Operating Units  – (continued)

For the three and six months ended June 30, 2009, Federal-Mogul has recorded $2 million and $40 million, respectively, in restructuring charges associated with Restructuring 2009 and other restructuring programs, and expects to incur additional restructuring charges up to $17 million through the fiscal year ending December 31, 2010. As the majority of the costs expected to be incurred in relation to Restructuring 2009 are related to severance, such activities are expected to yield future annual savings at least equal to the incurred costs.

Federal-Mogul expects to finance its restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under its debt agreements, subject to the terms of applicable covenants. Federal-Mogul does not expect that the execution of these programs will have an adverse impact on its liquidity position.

As of December 31, 2008, the accrued liability balance relating to restructuring programs was $113 million. For the six months ended June 30, 2009, Federal-Mogul incurred $40 million of restructuring charges and paid $51 million of restructuring charges. As of June 30, 2009, the accrued liability balance was $105 million, which is included in accrued expenses and other liabilities in our consolidated balance sheet.

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded reserves of $29 million and $1 million were reversed for the six months ended June 30, 2009 and 2008, respectively. Such reversals are recorded consistent with SEC Staff Accounting Bulletin 100, Restructuring and Impairment Charges, and result from: changes in estimated amounts to accomplish previously planned activities; changes in expected outcome (based on historical practice) of negotiations with labor unions and government agencies, which reduced the level of originally committed actions; and changes in ability to execute certain actions due to changes in business climate.

Total cumulative restructuring charges through June 30, 2009 were $172 million. We report cumulative restructuring charges for Federal-Mogul effective March 1, 2008, the date on which Federal-Mogul became under common control with us.

c. Metals

We conduct our Metals segment through our indirect wholly owned subsidiary, PSC Metals, Inc. (“PSC Metals”). PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms and supplies the recycled metals to its customers including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. PSC Metals’ ferrous products include shredded, sheared and bundled scrap metal and other purchased scrap metal such as turnings (steel machining fragments), cast furnace iron and broken furnace iron. PSC Metals also processes non-ferrous metals including aluminum, copper, brass, stainless steel and nickel-bearing metals. Non-ferrous products are a significant raw material in the production of aluminum and copper alloys used in manufacturing. PSC Metals also operates a secondary products business that includes the supply of secondary plate and structural grade pipe that is sold into niche markets for counterweights, piling and foundations, construction materials and infrastructure end-markets. For the six months ended June 30, 2009 and 2008, PSC Metals had three customers who accounted for approximately 21% of PSC Metals’ net sales and five customers who accounted for 42% of PSC Metals’ net sales, respectively.

d. Real Estate

Our Real Estate segment consists of rental real estate, property development and resort activities.

As of June 30, 2009 and December 31, 2008, we owned 30 and 31 rental real estate properties, respectively. Our property development operations are run primarily through Bayswater, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

2. Operating Units  – (continued)

Harbor development property in Vero Beach, Florida each include land for future residential development of approximately 335 and 870 units of residential housing, respectively. Both developments operate golf and resort operations as well.

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

For each of the three and six months ended June 30, 2009 and 2008, our Real Estate operations recorded an impairment charge of $1 million primarily attributable to inventory units at the Grand Harbor, Florida division.

During the second quarter of fiscal 2009, our Real Estate operations became aware that certain subcontractors had installed defective drywall manufactured in China (referred to herein as “Chinese drywall”) in a few of our Florida homes. Defective Chinese drywall appears to be an industry-wide issue as other homebuilders have publicly disclosed that they are experiencing problems related to defective Chinese drywall. Based on our assessment, we believe that only a limited number of previously constructed homes contain defective Chinese drywall. We believe the costs to repair homes containing defective Chinese drywall to be immaterial.

As of June 30, 2009 and December 31, 2008, $86 million and $94 million, respectively, of the net investment in financing leases and net real estate leased to others, which is included in property, plant and equipment, net, was pledged to collateralize the payment of nonrecourse mortgages payable.

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

A relatively small number of customers have historically accounted for a significant portion of WPI’s net sales. For the six months ended June 30, 2009 and 2008 net sales to two customers amounted to 30% and 26%, respectively, of total WPI’s net sales.

Restructuring and Impairment

To improve WPI’s competitive position, WPI management intends to continue to reduce its cost of goods sold by restructuring its operations in the plants located in the United States, increasing production within its non-U.S. facilities and joint venture operation and sourcing goods from lower cost overseas facilities. In the second quarter of fiscal 2008, WPI entered into an agreement with a third party to manage the majority of its U.S. warehousing and distribution operations, which WPI consolidated into its Wagram, NC facility. In April 2009, as part of its ongoing restructuring activities, WPI announced the closure of certain of its manufacturing facilities located in the United States. In the future, the vast majority of the products currently manufactured or fabricated in these facilities will be sourced from plants located outside of the United States. As of June 30, 2009, $160 million of WPI’s assets are located outside of the United States, primarily in Bahrain.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

2. Operating Units  – (continued)

WPI incurred restructuring costs of $6 million and $10 million for the three and six months ended June 30, 2009, respectively. This compares to restructuring costs of $5 million and $12 million for the three and six months ended June 30, 2008, respectively. Included in restructuring expenses are cash charges associated with the ongoing costs of closed plants, employee severance, benefits and related costs and transition expenses. The amount of accrued restructuring costs at December 31, 2008 was $1 million. WPI paid $8 million of restructuring charges for the six months ended June 30, 2009. As of June 30, 2009, the accrued liability balance was $3 million, which is included in accrued expenses and other liabilities in our consolidated balance sheet.

Total cumulative restructuring charges from August 8, 2005 (acquisition date) through June 30, 2009 were $68 million.

WPI incurred non-cash impairment charges that were primarily related to plants that will close of $2 million for the six months ended June 30, 2009. WPI did not incur impairment charges for the three months ended June 30, 2009. This compares to $2 million for each of the three and six months ended June 30, 2008. In recording the impairment charges related to its plants, WPI compared estimated net realizable values of property, plant and equipment to their current carrying values.

WPI anticipates that restructuring charges will continue to be incurred throughout fiscal 2009. WPI anticipates incurring restructuring costs and impairment charges in fiscal 2009 relating to the current restructuring plan between $21 million and $24 million primarily related to the continuing costs of its closed facilities, employee severance, benefits and related costs, transition expenses and impairment charges. Restructuring costs could be affected by, among other things, WPI’s decision to accelerate or delay its restructuring efforts. As a result, actual costs incurred could vary materially from these anticipated amounts.

3. Discontinued Operations and Assets Held for Sale

Gaming

On February 20, 2008, we consummated the sale of our subsidiary, American Casino & Entertainment Properties LLC (“ACEP”), for $1.2 billion to an affiliate of Whitehall Street Real Estate Fund, realizing a gain of approximately $472 million, after taxes. The sale of ACEP included the Stratosphere Hotel and Casino and three other Nevada gaming properties, which represented all of our remaining gaming operations.

Home Fashion — Retail Stores

WPI closed all of its retail stores based on a comprehensive evaluation of the stores’ long-term growth prospects and their on-going value to the business. On October 18, 2007, WPI entered into an agreement to sell the inventory at all of its retail stores and subsequently ceased operations of its retail stores. Accordingly, it has reported the retail outlet stores business as discontinued operations for all periods presented. As a result of the sale, WPI incurred charges related to the termination of the leases relating to its retail outlet stores facilities. As of June 30, 2009 and December 31, 2008, the accrued lease termination liability balance was $2 million and $3 million, respectively, which is included in accrued expenses and other liabilities in our consolidated balance sheets.

Real Estate

Operating properties are reclassified to held for sale when subject to a contract. The operations of such properties are classified as discontinued operations. There were no material changes to the properties classified as discontinued operations during the six months ended June 30, 2009.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

3. Discontinued Operations and Assets Held for Sale  – (continued)

Results from Discontinued Operations

The financial position and results of operations for our former Gaming and certain portions of the Home Fashion and Real Estate segments described above are presented within other assets in the consolidated balance sheets and discontinued operations in the consolidated statements of operations for all periods presented in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Income from discontinued operations for each of the three and six months ended June 30, 2009 were $2 million. Results from discontinued operations for the three and six months ended June 30, 2008 were a loss of $1 million and a gain of $488 million, respectively. Results for the six months ended June 30, 2008 included a gain on sale of discontinued operations of $472 million, net of income taxes of approximately $260 million, recorded on the sale of ACEP. With respect to the taxes recorded on the sale of ACEP, $103 million was recorded as a deferred tax liability pursuant to a Code 1031 Exchange transaction completed during the third quarter of fiscal 2008.

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

a. Investment Management

Until August 8, 2007, Icahn Management LP (“Icahn Management”) elected to defer most of the management fees from the Offshore Funds and such amounts remain invested in the Offshore Funds. At June 30, 2009, the balance of the deferred management fees payable (included in accrued expenses and other liabilities) by the Offshore Funds to Icahn Management was $114 million. The deferred management fee payable increased by $21 million and decreased by $14 million for the six months ended June 30, 2009 and 2008, respectively, due to the performance of the Private Funds.

Effective January 1, 2008, Icahn Capital LP (“Icahn Capital”) paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Carl C. Icahn (collectively, “Icahn Affiliates”), including administrative and investment services. Prior to January 1, 2008, Icahn & Co. LLC paid for such services. Under a separate expense-sharing agreement, Icahn Capital charged Icahn Affiliates $0.6 million and $1 million for such services for the three and six months ended June 30, 2009, respectively. For the three and six months ended June 30, 2008, Icahn Capital charged Icahn Affiliates $0.3 million and $0.6 million, respectively. As of June 30, 2009, accrued expenses and other liabilities in the consolidated balance sheet included $1 million to be applied to Icahn Capital’s charges to Icahn Affiliates for services to be provided to them.

Carl C. Icahn, along with his affiliates, makes investments in the Private Funds (other than the amounts invested by Icahn Enterprises and its affiliates). These investments are not subject to special profits interest

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

4. Related Party Transactions  – (continued)

allocations or incentive allocations. As of June 30, 2009 and December 31, 2008, the total fair value of these investments was approximately $1.1 billion. At June 30, 2009, the fair value of the investments is net of a redemption of $300 million from the Private Funds by a wholly-owned affiliate of Mr. Icahn. On July 1, 2009, a separate wholly-owned affiliate of Mr. Icahn invested $300 million into the Private Funds, making the total fair value of these investments $1.4 billion as of July 1, 2009. See Note 21, “Subsequent Events,” for further discussion.

b. Metals

For the three and six months ended June 30, 2008, PSC Metals sold material to Alliance Castings aggregating $6 million and $9 million, respectively. Such amounts were not material for the three and six months ended June 30, 2009. Mr. Icahn is a major shareholder of Alliance Castings.

c. Administrative Services — Holding Company

For the three and six months ended June 30, 2009 and 2008, we paid an affiliate approximately $0.5 million and $1 million, respectively, for the non-exclusive use of office space.

For each of the three and six months ended June 30, 2009 and 2008, we paid $0.2 million and $0.4 million, respectively, to XO Holdings, Inc., an affiliate of Icahn Enterprises GP, our general partner, for telecommunications services.

The Holding Company provided certain professional services to an Icahn Affiliate for which it charged approximately $1 million and $2 million for the three and six months ended June 30, 2009, respectively, and for each of the three and six months ended June 30, 2008, we charged approximately $1 million. As of June 30, 2009, accrued expenses and other liabilities in the consolidated balance sheet included $1 million to be applied to the Holding Company’s charges to the affiliate for services to be provided to it.

5. Investments and Related Matters

a. Investment Management

Investments, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, and derivatives, all of which are reported at fair value in our consolidated balance sheets. The following table summarizes the Private Funds’ investments, securities sold, not yet purchased and unrealized gains and losses on derivatives (in millions of dollars):

	June 30, 2009		December 31, 2008
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Investments:
Common stock	$4,408	$2,762	$5,112	$2,826
Convertible preferred stock	30	4	30	9
Call options	8	3	41	41
Corporate debt	1,742	1,524	1,830	1,385
Total Investments	$6,188	$4,293	$7,013	$4,261
Securities Sold, Not Yet Purchased, at fair value:
Common stock	$2,588	$2,422	$2,821	$2,273
Corporate debt	1	1	—	—
Total Securities Sold, Not Yet Purchased, at fair value	$2,589	$2,423	$2,821	$2,273
Unrealized Gains on Derivative Contracts, at fair value(1)	$9	$32	$74	$79
Unrealized Losses on Dervivative Contracts, at fair value(2)	$2	$272	$95	$440

(1)	Amounts are included in other assets in our consolidated financial statements.
(2)	Amounts are included in accrued expenses and other liabilities in our consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

The Private Funds applied the fair value option to certain of its investments that would have otherwise been subject to the equity method of accounting under APB 18. During the second quarter of fiscal 2009, the Private Funds determined that they no longer had significant influence over these investments based on a combination of qualitative and quantitative factors. As of June 30, 2009, the fair value of these investments was $9 million. For the three and six months ended June 30, 2009, the Private Funds recorded $1 million and $7 million, respectively, of unrealized losses with respect to these investments. For the three and six months ended June 30, 2008, the Private Funds recorded $21 million and $33 million, respectively, of unrealized losses with respect to these investments. Such amounts are included in gain (loss) from investment activities in the consolidated statements of operations.

Investments in Variable Interest Entities

The General Partners consolidate certain VIEs when they are determined to be their primary beneficiary, either directly or indirectly through other consolidated subsidiaries. The assets of the consolidated VIEs are primarily classified within cash and cash equivalents and investments in the consolidated balance sheets. The liabilities of the consolidated VIEs are primarily classified within securities sold, not yet purchased, at fair value, and accrued expenses and other liabilities in the consolidated balance sheets and are non-recourse to the General Partners’ general credit. Any creditors of VIEs do not have recourse against the general credit of the General Partners solely as a result of our including these VIEs in our consolidated financial statements.

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

The following table presents information regarding interests in VIEs for which the Offshore GP holds a variable interest as of June 30, 2009 (in millions of dollars):

	Offshore GP is the Primary Beneficiary			Offshore GP is not the Primary Beneficiary
	Net Assets	Offshore GP’s Interests(1)	Pledged Collateral(2)	Net Assets	Offshore GP’s Interests(1)
Offshore Funds and Offshore Master Funds	$2,652	$26	$1,156	$615	$0.6

(1)	Amount represents Offshore GP’s maximum exposure to loss and is included in the Offshore GP’s net assets.
(2)	Includes collateral pledged in connection with securities sold, not yet purchased, derivative contracts and collateral held for securities loaned.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

5. Investments and Related Matters  – (continued)

b. Automotive, Metals, Home Fashion and Holding Company

Investments for Automotive, Metals, Home Fashion and Holding Company consist of the following (in millions of dollars):

	June 30, 2009		December 31, 2008
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Marketable equity and debt securities – available for sale	$25	$16	$26	$19
Equity method investments and other	236	236	235	235
Total investments	$261	$252	$261	$254

With the exception of the Automotive segment as discussed below, it is our policy to apply the fair value option to all of our investments that would be subject to the equity method of accounting pursuant to APB 18. We record unrealized gains and losses for the change in fair value of such investments as a component of net gain (loss) from investment activities. We believe that these investments, individually or in the aggregate, are not material to our consolidated financial statements.

The Holding Company previously had applied the fair value option pursuant to SFAS No. 159 to certain of its investments. The Holding Company held no positions with respect to these investments as of June 30, 2009. For the three and six months ended June 30, 2008, the Holding Company recorded $12 million and $16 million, respectively, of unrealized losses with respect to these investments. Such amounts are included in gain (loss) from investment activities in the consolidated statements of operations.

Investments in Non-Consolidated Affiliates

Federal-Mogul maintains investments in 14 non-consolidated affiliates, which are located in China, Germany, India, Italy, Japan, Korea, Turkey, the United Kingdom and the United States. Federal-Mogul’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investment in these affiliates approximates $225 million and $221 million at June 30, 2009 and December 31, 2008, respectively.

Equity in the earnings of non-consolidated affiliates amounted to $3 million and $4 million for the three and six months ended June 30, 2009, respectively. For the three months ended June 30, 2008 and for the period March 1, 2008 through June 30, 2008, earnings of non-consolidated affiliates amounted to $8 million and $11 million, respectively. For the six months ended June 30, 2009, these entities generated sales of $221 million, net income of $13 million, and at June 30, 2009 had total net assets of approximately $489 million. Distributed dividends to Federal-Mogul from non-consolidated affiliates were not material for the three and six months ended June 30, 2009 .

Federal-Mogul holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, Federal-Mogul’s partner holds an option to put its shares to a subsidiary of Federal-Mogul’s at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement.

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of June 30, 2009, the total amount of the contingent guarantee, were all triggering events to occur, approximated $58 million. Federal-Mogul believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

5. Investments and Related Matters  – (continued)

no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with SFAS 141(R), Business Combinations.

If this put option were exercised at its estimated current fair value, such exercise could have a material effect on Federal Mogul’s liquidity. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.

In accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, Federal-Mogul has determined that its investments in Chinese joint venture arrangements are considered to be “limited-lived” as such entities have specified durations ranging from 30 to 50 years pursuant to regional statutory regulations. In general, these arrangements call for extension, renewal or liquidation at the discretion of the parties to the arrangement at the end of the contractual agreement. Accordingly, a reasonable assessment cannot be made as to the impact of such arrangements on the future liquidity position of Federal-Mogul.

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 — Quoted prices are available in active markets for identical investments as of the reporting date. The types of investments included in Level 1 include listed equities and listed derivatives. As required by SFAS No. 157, we do not adjust the quoted price for these investments, even in situations where we hold a large position.

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
June 30, 2009

6. Fair Value Measurements  – (continued)

The following table summarizes the valuation of the Private Funds’ investments by the above SFAS No. 157 fair value hierarchy levels as of June 30, 2009 (in millions of dollars):

Investment Management

	Level 1	Level 2	Total
Assets
Investments	$2,762	$1,531	$4,293
Unrealized gains on derivative contracts(1)	4	28	32
	$2,766	$1,559	$4,325
Liabilities
Securities sold, not yet purchased	$2,422	$1	$2,423
Unrealized losses on derivative contracts(2)	—	272	272
	$2,422	$273	$2,695

The changes in investments measured at fair value for which the Investment Management operations has used Level 3 input to determine fair value are as follows (in millions of dollars):

Balance at December 31, 2008	$56
Realized and unrealized losses, net	(56)
Purchases, net	—
Balance at June 30, 2009	$—
Unrealized losses included in earnings related to investments still held at reporting date	$(56)

Total realized and unrealized gains and losses recorded for Level 3 investments are reported in net gain (loss) from investment activities in the consolidated statements of operations.

Automotive, Holding Company and Other

	Level 1	Level 2	Total
Assets(1)
Marketable equity and debt securities	$16	$—	$16
	$16	$—	$16
Liabilities(2)
Derivative financial instruments	$—	$59	$59
	$—	$59	$59

(1)	Amounts are classified within investments in our consolidated balance sheets.
(2)	Amounts are classified within accrued expenses and other liabilities in our consolidated balance sheets.

7. Financial Instruments

Certain derivative contracts executed by the Private Funds and our Automotive operations with the same counterparty are reported on a net-by counterparty basis where a legal right of offset exists under an enforceable netting agreement. Values for the derivative financial instruments, principally swaps, forwards, over-the-counter options and other conditional and exchange contracts are reported on a net-by-counterparty basis. As a result, the net exposure to counterparties is reported in either other asset or accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

7. Financial Instruments  – (continued)

a. Investment Management and Holding Company

The Private Funds currently maintain cash deposits and cash equivalents with major financial institutions. Certain account balances may not be covered by the Federal Deposit Insurance Corporation, while other accounts may exceed federally insured limits. The Onshore Fund and the Offshore Master Funds have prime broker arrangements in place with multiple prime brokers as well as a custodian bank. These financial institutions are members of major securities exchanges. The Onshore Fund and Offshore Master Funds also have relationships with several financial institutions with which they trade derivative and other financial instruments.

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

Securities sold, not yet purchased, at fair value represent obligations of the Private Funds to deliver the specified security, thereby creating a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk, as the Private Funds’ satisfaction of the obligations may exceed the amount recognized in the consolidated balance sheets. The Private Funds’ investments in securities and amounts due from broker are partially restricted until the Private Funds satisfy the obligation to deliver the securities sold, not yet purchased.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

7. Financial Instruments  – (continued)

associated with non-performance of forward foreign currency contracts is limited to the unrealized gains or losses inherent in such contracts, which are recognized in unrealized gains or losses on derivative, futures and foreign currency contracts, at fair value in the consolidated balance sheets.

The Private Funds may also purchase and write option contracts. As a writer of option contracts, the Private Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Private Funds are obligated to purchase or sell, at the holder’s option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Private Funds’ satisfaction of the obligations may exceed the amount recognized in the consolidated balance sheets. The Private Funds did not have any written put options at each of June 30, 2009 and December 31, 2008.

Certain terms of the Private Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2009 is $272 million.

At June 30, 2009, the Private Funds had approximately $603 million posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash within our consolidated balance sheet.

FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”), requires the disclosure of information about obligations under certain guarantee arrangements. FIN 45 defines guarantees as contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.

The Private Funds have entered into certain derivative contracts, in the form of credit default swaps, that meet the accounting definition of a guarantee under FIN 45, whereby the occurrence of a credit event with respect to the issuer of the underlying financial instrument may obligate the Private Funds to make a payment to the swap counterparties. As of June 30, 2009 and December 31, 2008, the Private Funds have entered into such credit default swaps with a maximum notional amount of approximately $204 million and $604 million, respectively, with terms ranging from six months to four years. We estimate that our maximum exposure related to these credit default swaps approximates 26.9% of such notional amounts.

The following table presents the notional amount, fair value, underlying referenced credit obligation type and credit ratings for derivative contracts in which the Private Funds are assuming risk (in millions of dollars):

	June 30, 2009		December 31, 2008		Underlying Reference Obligation
Credit Derivative Type Derivative Risk Exposure	Notional Amount	Fair Value	Notional Amount	Fair Value
Single name credit default swaps:
Investment grade risk exposure	$40	$—	$408	$7	Corporate Credit
Below investment grade risk exposure	164	(66)	196	(106)	Corporate Credit
	$204	$(66)	$604	$(99)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

7. Financial Instruments  – (continued)

The following table presents the fair values of the Private Funds’ derivative (in millions of dollars):

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives not Designated as Hedging Instruments Under SFAS No. 133	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Interest rate contracts	$—	$20	$—	$18
Foreign exchange contracts	—	8	—	—
Equity contracts	3	—	5	17
Credit contracts	99	176	337	530
Sub-total	102	204	342	565
Netting across contract types(3)	(70)	(125)	(70)	(125)
Total(4)	$32	$79	$272	$440

(1)	Asset derivatives are located within other assets in our consolidated balance sheets.
(2)	Liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.
(3)	Represents the netting of receivables balances with payable balances for the same counterparty across contract types pursuant to netting agreements.
(4)	Excludes netting of cash collateral received and posted. The total collateral posted at June 30, 2009 is approximately $603 million across all counterparties.

The following table presents the effects of the Private Funds’ derivative instruments on the statement of operations for the three and six months ended June 30, 2009 (in millions of dollars):

	Gain (Loss) Recognized in Income(5)
Derivatives not Designated as Hedging Instruments Under SFAS No. 133	Three Months Ended March 31, 2009	Six Months Ended June 30, 2009
Interest rate contracts	$4	$52
Foreign exchange contracts	(7)	(6)
Equity contracts	(53)	(67)
Credit contracts	111	185
	$55	$164

(5)	Gains (loss) recognized on the Private Funds’ derivatives are classified in net gain (loss) from investment activities within our consolidated statements of operations.

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

Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. Federal-Mogul had notional values of approximately $2 million and $5 million of foreign currency hedge contracts outstanding at June 30, 2009 and December 31, 2008, respectively, of which all mature in less than one year and all were designated as hedging instruments for accounting purposes. Unrealized net gains of $0.2 million and $1.0 million were recorded in

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

7. Financial Instruments  – (continued)

accumulated other comprehensive loss as of June 30, 2009 and December 31, 2008, respectively. No hedge ineffectiveness was recognized during the three and six months ended June 30, 2009.

During fiscal 2008, Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. As of June 30, 2009 and December 31, 2008, unrealized net losses of $46 million and $67 million, respectively, were recorded in accumulated other comprehensive loss as a result of these hedges. As of June 30, 2009, losses of $32 million are expected to be reclassified from accumulated other comprehensive loss to consolidated statement of operations within the next 12 months. No hedge ineffectiveness was recognized for the three and six months ended June 30, 2009.

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

Federal-Mogul had 265 and 364 commodity price hedge contracts outstanding with a combined notional value of $55 million and $91 million at June 30, 2009 and December 31, 2008, respectively, substantially all of which mature within one year. Of these outstanding contracts, 221 and 346 commodity price hedge contracts with a combined notional value of $43 million and $83 million at June 30, 2009 and December 31, 2008, respectively, were designated as hedging instruments for accounting purposes. Unrealized net losses of $9 million and $33 million were recorded in accumulated other comprehensive loss as of June 30, 2009 and December 31, 2008, respectively. Unrealized net gains of $1 million and $2 million were recognized in other income, net during the three and six months ended June 30, 2009, respectively, associated with ineffectiveness on contracts designated as accounting hedges.

For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Unrealized gains and losses associated with ineffective hedges, determined using the hypothetical derivative method, are recognized in other income, net. Derivative gains and losses included in accumulated other comprehensive loss for effective hedges are reclassified into operations upon recognition of the hedged transaction. Derivative gains and losses associated with undesignated hedges are recognized in other income, net for outstanding hedges and cost of goods sold upon hedge maturity. Federal-Mogul’s undesignated hedges are primarily commodity hedges and such hedges have become undesignated mainly due to forecasted volume declines.

Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors and installers of automotive aftermarket parts. Federal-Mogul’s credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of Federal-Mogul’s sales during the three and six months ended June 30, 2009. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

7. Financial Instruments  – (continued)

The following table presents the fair values of Federal-Mogul’s derivative instruments (in millions of dollars):

	Asset Derivatives(1)		Liability Derivatives(1)
Derivatives Designated as Cash Flow Hedging Instruments Under SFAS No. 133	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Interest rate swap contracts	$—	$—	$(45)	$(67)
Commodity contracts	0.5	—	(11)	(37)
Foreign exchange contracts	0.2	1	—	—
	$0.7	$1	$(56)	$(104)

Derivatives not Designated as Hedging Instruments Under SFAS No. 133
Commodity contracts	$—	$—	$(3)	$(7)
	$—	$—	$(3)	$(7)

(1)	Federal-Mogul’s asset derivatives and liability derivatives are classified within accrued expenses and other liabilities on the consolidated balance sheets.

The following tables present the effect of Federal-Mogul’s derivative instruments on the consolidated statement of operations for the three and six months ended June 30, 2009 (in millions of dollars):

For the three months ended June 30, 2009
Derivatives Designated as Hedging Instruments Under SFAS No. 133	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)	Location of Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	(Loss) Recognized in Income on Deriviatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap contracts	$11	Interest Expense	$(9)		$—
Commodity contracts	4	Cost of goods sold	(5)	Other Income, net	1
Foreign exchange contracts	—	Cost of goods sold	1		—
	$15		$(13)		$1

For the six months ended June 30, 2009
Derivatives Designated as Hedging Instruments Under SFAS No. 133	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)	Location of Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	(Loss) Recognized in Income on Deriviatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap contracts	$3	Interest Expense	$(18)		$—
Commodity contracts	10	Cost of goods sold	(13)	Other Income, net	2
Foreign exchange contracts	—	Cost of goods sold	1		—
	$13		$(30)		$2

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

7. Financial Instruments  – (continued)

		Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	Location of Loss Recognized in Income on Derivatives	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Commodity contracts	Cost of goods sold	$(2)	$(4)
Commodity contracts	Other income, net	3	—
		$1	$(4)

8. Inventories, Net

Our consolidated inventories, net consist of the following (in millions of dollars):

	June 30, 2009	December 31, 2008
Raw materials:
Automotive	$153	$166
Home Fashion	12	12
	165	178
Work in process:
Automotive	123	125
Home Fashion	28	33
	151	158
Finished Goods:
Automotive	600	603
Home Fashion	73	87
	673	690
Metals:
Ferrous	27	27
Non-ferrous	5	5
Secondary	29	35
	61	67
Total inventories, net	$1,050	$1,093

9. Goodwill and Intangible Assets, Net

Goodwill and other intangible assets, net consist of the following (in millions of dollars):

		June 30, 2009			December 31, 2008
Description	Amortization Periods	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Automotive	1 – 22 years	$640	$(101)	$539	$640	$(76)	$564
Metals	5 – 15 years	11	(4)	7	11	(2)	9
Real Estate	12 – 12.5 years	121	(9)	112	—	—	—
		$772	$(114)	658	$651	$(78)	573
Indefinite-lived intangible assets:
Automotive				354			354
Metals				—			3
Home Fashion				13			13
				367			370
Total intangible assets, net				$1,025			$943
Goodwill:
Automotive				$1,053			$1,076
Metals				—			10
Total goodwill				$1,053			$1,086

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

9. Goodwill and Intangible Assets, Net  – (continued)

Automotive

Given the complexity of the calculation of goodwill impairment and the significance of fourth quarter economic activity, Federal-Mogul had not completed its annual impairment assessment for fiscal 2008 prior to filing its annual report on Form 10-K. During the first quarter of fiscal 2009, Federal-Mogul completed this assessment and recorded a reduction to its goodwill impairment charge of $3 million. The goodwill impairment charges were required to adjust the carrying value of goodwill and other indefinite-lived intangible assets to estimated fair value. The estimated fair values were determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings and projected future cash flows discounted at rates commensurate with the risk involved.

For the three and six months ended June 30, 2009, Federal-Mogul recorded amortization expense of $13 million and $25 million, respectively, associated with definite-lived intangible assets. For the three months ended June 30, 2008 and for the period March 1, 2008 through June 30, 2008, Federal-Mogul recorded amortization expense of $19 million and $24 million, respectively. Federal-Mogul utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets.

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

Our Metals segment’s sales for the first quarter of fiscal 2009 declined significantly as the demand and prices for scrap fell to extremely low levels due to historically low steel mill capacity utilization rates and declines in other sectors of the economy served by our Metals segment. Given the indication of a potential impairment, our Metals segment completed a valuation in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, as of March 31, 2009, utilizing discounted cash flows based on current market conditions. This valuation resulted in an impairment loss for goodwill and other indefinite-lived intangible assets of $13 million which was recorded in the first quarter of fiscal 2009, eliminating all goodwill and indefinite-lived intangibles from our Metal’s segment’s balance sheet.

Real Estate

Acquisitions of real estate properties are accounted for utilizing the purchase method. Our Real Estate operations allocate the purchase price of each acquired property between land, buildings and improvements, and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, and tenant relationships. The allocation of the purchase price requires judgment and significant estimates. Our Real Estate operations use information contained in independent appraisals as the primary basis for its purchase price allocations. Our Real Estate operations determine whether any rental rates are above or below market based upon comparison to similar financing terms for similar investment properties.

Values of properties are determined on an as-if vacant basis at acquisition date. The estimated fair value of acquired in-place leases are the costs our Real Estate operations would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, operating costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, our Real Estate operations evaluates the time period over which such occupancy levels would be achieved. Such evaluation includes an estimate of the net lost market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would have been incurred during the lease-up period. Our Real Estate operations allocate a portion of the purchase price to tenant relationships considering various factors including tenant profile and the credit risk of the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

9. Goodwill and Intangible Assets, Net  – (continued)

tenant. Acquired in-place leases and tenant relationships as of the date of acquisition are amortized over the remaining terms of the respective leases.

In August 2008, our Real Estate operations acquired two net leased properties for $465 million pursuant to an Internal Revenue Code Section 1031 exchange. The results of operations of the properties have been included in the consolidated financial statements since the date of acquisition. The aggregate purchase price of $465 million was allocated to the following assets acquired, based on their fair values: land $90 million, buildings and improvements $254 million and $121 million attributable to definite lived intangible assets relating to values determined for in-place leases and tenant relationships. The allocation of the purchase price was completed in the second quarter of fiscal 2009, resulting in a reclassification of $121 million to definite-lived intangible assets which were initially classified as property, plant and equipment.

10. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions of dollars):

	June 30, 2009	December 31, 2008
Land	$304	$307
Buildings and improvements	514	492
Machinery, equipment and furniture	1,707	1,605
Assets leased to others	466	590
Construction in progress	280	275
	3,271	3,269
Less accumulated depreciation and amortization	(551)	(391)
Property, plant and equipment, net	$2,720	$2,878

Depreciation and amortization expense from continuing operations related to property, plant and equipment for the three and six months ended June 30, 2009 was $81 million and $151 million, respectively. For the three and six months ended June 30, 2008, depreciation and amortization expense was $87 million and $65 million, respectively.

11. Equity Attributable to Non-Controlling Interests

Equity attributable to non-controlling interests consists of the following (in millions of dollars):

	June 30, 2009	December 31, 2008
Investment Management	$3,424	$3,560
Automotive	282	276
Home Fashion and other	94	108
Total equity attributable to non-controlling interests	$3,800	$3,944

Investment Management

The Investment Management segment consolidates those entities in which it (i) has an investment of more than 50% and has control over significant operating, financial and investing decisions of the entity, (ii) has a controlling general partner interest pursuant to EITF Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”) or (iii) is the primary beneficiary of a VIE pursuant to FIN 46R. The Investment Funds and the Offshore Fund are consolidated into our financial statements even though we have only a minority interest in the equity and income of these funds. As a result, our consolidated financial statements reflect the assets, liabilities, revenues, expenses and cash flows of these funds on a gross

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

11. Equity Attributable to Non-Controlling Interests  – (continued)

basis, rather than reflecting only the value of our investments in such funds. As of June 30, 2009, the net asset value of the consolidated Private Funds on our consolidated balance sheet was approximately $4.7 billion, which includes the net asset value of our investments in these consolidated funds of approximately $1.3 billion.

12. Debt

Debt consists of the following (in millions of dollars):

	June 30, 2009	December 31, 2008
Senior unsecured variable rate convertible notes due 2013 – Icahn Enterprises	$556	$556
Senior unsecured 7.125% notes due 2013 – Icahn Enterprises	962	961
Senior unsecured 8.125% notes due 2012 – Icahn Enterprises	352	352
Exit facilities – Federal-Mogul	2,507	2,495
Mortgages payable	116	123
Other	81	84
Total debt	$4,574	$4,571

Senior Unsecured Variable Rate Convertible Notes Due 2013 — Icahn Enterprises

In April 2007, we issued an aggregate of $600 million of variable rate senior convertible notes due 2013 (the “variable rate notes”). The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and issued pursuant to an indenture dated as of April 5, 2007, by and among us, as issuer, Icahn Enterprises Finance Corp. (“Icahn Enterprises Finance”), as co-issuer, and Wilmington Trust Company, as trustee. Icahn Enterprises Finance, our wholly owned subsidiary, was formed solely for the purpose of serving as a co-issuer of our debt securities in order to facilitate offerings of the debt securities. Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the variable rate notes. The variable rate notes bear interest at a rate of three-month LIBOR minus 125 basis points, but the all-in-rate can be no less than 4.0% nor more than 5.5%, and are convertible into our depositary units at a conversion price of $132.595 per depositary unit per $1,000 principal amount, subject to adjustments in certain circumstances. Pursuant to the indenture governing the variable rate notes, on October 5, 2008, the conversion price was adjusted downward to $105.00 per depositary unit per $1,000 principal amount. As of June 30, 2009, the interest rate was 4.0%. The interest on the variable rate notes is payable quarterly on each January 15, April 15, July 15 and October 15. The variable rate notes mature on August 15, 2013, assuming they have not been converted to depositary units before their maturity date.

In the event that we declare a cash dividend or similar cash distribution in any calendar quarter with respect to our depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits and/or stock dividends), the indenture governing the variable rate notes requires that we simultaneously make such distribution to holders of the variable rate notes in accordance with a formula set forth in the indenture. For the six months ended June 30, 2009, we paid an aggregate cash distribution of $2 million to holders of our variable rate notes in respect to our distributions payment to our depositary unitholders. Such amounts have been classified as interest expense.

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
June 30, 2009

12. Debt  – (continued)

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

As of June 30, 2009 and December 31, 2008, we are in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the applicable indentures. Additionally, as of June 30, 2009, based on certain minimum financial ratios, we and Icahn Enterprises Holdings could not incur additional indebtedness.

Senior Secured Revolving Credit Facility — Icahn Enterprises

On August 21, 2006, we and Icahn Enterprises Finance as the borrowers, and certain of our subsidiaries, as guarantors, entered into a credit agreement with Bear Stearns Corporate Lending Inc., as administrative agent, and certain other lender parties. On July 20, 2009, we terminated the credit agreement as we determined that it was no longer necessary. There were no borrowings under the facility as of June 30, 2009 and the termination date. We did not incur any early termination penalties.

Under the credit agreement, we were permitted to borrow up to $150 million, including a $50 million sub-limit that could be used for letters of credit. Borrowings under the agreement, which were based on our credit rating, bore interest at LIBOR plus 1.0% to 2.0%. We paid an unused line fee of 0.25% to 0.5%.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

12. Debt  – (continued)

Obligations under the credit agreement were guaranteed and secured by liens on substantially all of the assets of certain of our indirect wholly owned holding company subsidiaries. The term of the credit agreement was for four years, with all amounts due and payable on August 21, 2010. The credit agreement included covenants that, among other things, restricted the creation of liens and certain dispositions of property by holding company subsidiaries that are guarantors. Obligations under the credit agreement were immediately due and payable upon the occurrence of certain events of default.

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

Under the Exit Facilities, Federal-Mogul had $54 million and $57 million of letters of credit outstanding at June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009 and December 31, 2008, the borrowing availability under the revolving credit facility was $534 million and $476 million, respectively.

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

The Exit Facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on (i) investments; (ii) certain acquisitions, mergers or consolidations; (iii) sale and leaseback transactions; (iv) certain transactions with affiliates; and (v) dividends and other payments in respect of capital stock. At each of June 30, 2009 and December 31, 2008, Federal-Mogul was in compliance with all debt covenants under the Exit Facilities.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

12. Debt  – (continued)

Mortgages Payable

Mortgages payable, all of which are non-recourse to us, bear interest at rates between 4.97% and 7.99% and have maturities between July 1, 2009 and October 1, 2028.

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

As of June 30, 2009, there were no borrowings under the agreement, but there were outstanding letters of credit of $14 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of $36 million at June 30, 2009.

13. Compensation Arrangements

Investment Management

Effective January 1, 2008, the General Partners amended employment agreements with certain of their employees whereby such employees have been granted rights to participate in a portion of the special profits interest allocations (in certain cases, whether or not such special profits interest is earned by the General Partners) effective January 1, 2008 and incentive allocations earned by the General Partners, typically net of certain expenses and generally subject to various vesting provisions. The vesting period of these rights is generally between two and seven years, and such rights expire at the end of the contractual term of each respective employment agreement. The unvested amounts and vested amounts that have not been withdrawn by the employee generally remain invested in the Investment Funds and earn the rate of return of these funds, before the effects of any special profits interest allocations effective January 1, 2008 or incentive allocations, which are waived on such amounts. Accordingly, these rights are accounted for as liabilities in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”), and are remeasured at fair value each reporting period until settlement.

The General Partners recorded compensation expense of $5 million and $10 million related to these rights for the three and six months ended June 30, 2009, respectively. This compares to $1 million and $4 million for the three and six months ended June 30, 2008, respectively. Compensation expense is included in selling, general and administrative expenses within our consolidated statements of operations. Compensation expense arising from grants in special profits interest allocations and incentive allocations are recognized in the consolidated financial statements over the vesting period. Accordingly, unvested balances of special profits interest allocations and incentive allocations allocated to certain employees are not reflected in the consolidated financial statements. Unvested amounts not yet recognized as compensation expense within the consolidated statements of operations were $2 million as of June 30, 2009 and $4 million as of December 31,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

13. Compensation Arrangements  – (continued)

2008. That cost is expected to be recognized over a weighted average of 2.9 years as of June 30, 2009. Cash paid to settle rights that had been withdrawn for the six months ended June 30, 2009 was $5 million. Cash paid to settle rights that had been withdrawn for the six months ended June 30, 2008 was $4 million.

Keith Meister is a Senior Managing Director of Icahn Capital. He is also the Vice Chairman of our Board of Directors and our Principal Executive Officer. On May 21, 2009, Mr. Meister entered into a new employment agreement with us and Icahn Capital which became effective June 1, 2009; his prior employment agreement was terminated. Mr. Meister’s new agreement includes a base salary and provisions for the acceleration of vesting provisions included in his prior agreement. Mr. Meister’s prior agreement entitled him to receive a base salary, a bonus and, as additional salary, subject to vesting provisions, an amount equal to 1.5% of the Target Special Profits Interest Amount allocated to the General Partners, net of certain expenses and 2.5% of the special profits interest allocation allocated to the General Partners, net of certain expenses, plus 4.0% of the incentive allocations allocated to the General Partners. Under the terms of the new agreement, Mr. Meister shall be entitled to receive, as additional salary, an amount equal to 4.0% of the Target Special Profits Interest Amount allocated to the General Partners, net of certain expenses, plus 4.0% of the incentive allocations allocated to the General Partners. He will be fully vested with respect to these rights. We estimate that the net impact of this change on our consolidated financial statements to be immaterial.

Automotive

Stock-Based Compensation

On December 27, 2007, Federal-Mogul entered into a deferred compensation agreement with Mr. José Maria Alapont, its President and Chief Executive Officer. Under the terms of this deferred compensation agreement, Mr. Alapont is entitled to certain distributions of Federal-Mogul Common Stock or, at the election of Mr. Alapont, certain distributions of cash upon certain events as set forth in the agreement. The amount of the distributions shall be equal to the fair value of 500,000 shares of Federal-Mogul Common Stock, subject to certain adjustments and offsets.

On February 15, 2008, Federal-Mogul entered into a Stock Option Agreement with Mr. Alapont (the “CEO Stock Option Agreement”), which was subsequently approved by Federal-Mogul’s stockholders effective July 28, 2008. The CEO Stock Option Agreement grants Mr. Alapont a non-transferable, non-qualified option (the “CEO Option”) to purchase up to 4,000,000 shares of Federal-Mogul’s common stock subject to the terms and conditions described below. The exercise price for the CEO Option is $19.50 per share, which is at least equal to the fair market value of a share of Federal-Mogul’s common stock on the date of grant of the CEO Option. In no event may the CEO Option be exercised, in whole or in part, after December 27, 2014. The CEO Stock Option Agreement provides for vesting as follows: 80% of the shares of common stock subject to the CEO Option are vested as of June 30, 2009 and the final 20% of the shares of common stock subject to the CEO Option shall vest on March 23, 2010.

Federal-Mogul revalued the options granted to Mr. Alapont at June 30, 2009, resulting in a revised fair value of $12 million. During the three and six months ended June 30, 2009, Federal-Mogul recognized $4 million and $7 million, respectively, in expense associated with these options. Expense associated with these options for the three months ended June 30, 2008 and for the period March 1, 2008 through June 30, 2008 were $1 million and $2 million, respectively. Since the deferred compensation agreement provides for net cash settlement at the option of Mr. Alapont, the CEO Option is treated as a liability award under SFAS No. 123(R), and the vested portion of the CEO Option, aggregating $11 million, has been recorded as a liability as of June 30, 2009. The remaining $1 million of total unrecognized compensation cost as of June 30, 2009 related to non-vested stock options is expected to be recognized ratably over the remaining term of Mr. Alapont’s employment agreement.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

13. Compensation Arrangements  – (continued)

Key assumptions and related option-pricing models used by Federal-Mogul are summarized in the following table:

	June 30, 2009 Valuation
	Plain Vanilla Options	Options Connected to Deferred Compensation	Deferred Compensation
Valuation Model	Black-Scholes	Monte Carlo	Monte Carlo
Expected volatility	67%	67%	67%
Expected dividend yield	0%	0%	0%
Risk-free rate over the estimated expected option life	1.53%	1.71%	1.71%
Expected option life (in years)	2.83	3.12	3.12

14. Pensions, Other Postemployment Benefits and Employee Benefit Plans

Automotive

Federal-Mogul sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Benefits”) for certain employees and retirees around the world. Federal-Mogul funds the Pension Benefits based on the funding requirements of federal and international laws and regulations in advance of benefit payments and the Other Benefits as benefits are provided to participating employees. The net periodic benefit costs for the three and six months ended June 30, 2009 were $33 million and $65 million, respectively. For the three months ended June 30, 2008 and for the period March 1, 2008 through June 30, 2008 the net periodic benefit costs were $17 million and $23 million, respectively.

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

Pursuant to the terms of the preferred units, on February 23, 2009, we declared our scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference per preferred unit of $10.00. The distribution was paid on March 31, 2009 to holders of record as of March 17, 2009. A total of 624,925 additional preferred units were issued. As of June 30, 2009, the number of authorized preferred units was 14,100,000. As of June 30, 2009 and December 31, 2008, 13,127,179 and 12,502,254 preferred units were issued and outstanding, respectively.

We recorded $1 million and $3 million of interest expense for the three and six months ended June 30, 2009, respectively, and $1 million and $3 million for the three and six months ended June 30, 2008, respectively, in connection with the preferred units distribution.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

16. Net Income per LP Unit

Basic income (loss) per LP unit is based on net income attributable to Icahn Enterprises allocable to limited partners after deducting preferred pay-in-kind distributions to preferred unitholders. Net income allocable to limited partners is divided by the weighted-average number of LP units outstanding. Diluted income (loss) per LP unit is based on basic income (loss) adjusted for interest charges applicable to the variable rate notes and earnings before the preferred pay-in-kind distributions as well as the weighted-average number of units and equivalent units outstanding. The preferred units are considered to be equivalent units for the purpose of calculating income (loss) per LP unit.

The following table sets forth the allocation of net income (loss) attributable to Icahn Enterprises from continuing operations allocable to limited partners and the computation of basic and diluted income (loss) per LP unit for the periods indicated (in millions of dollars, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income (loss) attributable to Icahn Enterprises from continuing operations	$128	$(50)	$129	$(86)
Less: Income from common control acquisitions allocated to general partner	—	(47)	—	(30)
	128	(97)	129	(116)
Basic income (loss) attributable to Icahn Enterprises from continuing operations allocable to limited partners (98.01% share of income or loss)	$125	$(95)	$126	$(114)
Basic income (loss) attributable to Icahn Enterprises from discontinued operations allocable to limited partners	$2	$(1)	$2	$503 (1)
Basic income (loss) per LP Unit:
Income (loss) from continuing operations per LP unit	$1.67	$(1.35)	$1.68	$(1.61)
Income (loss) from discontinued operations per LP unit	0.03	(0.02)	0.03	7.12
	$1.70	$(1.37)	$1.71	$5.51
Basic weighted average LP units outstanding	75	70	75	70
Diluted income (loss) per LP Unit:
Income (loss) from continuing operations per LP unit	$1.56	$(1.35)	$1.63	$(1.61)
Income (loss) from discontinued operations per LP unit	0.03	(0.02)	0.03	7.12
	$1.59	$(1.37)	$1.66	$5.51
Dilutive weighted average LP units outstanding	85	70	79	70

(1)	Includes a charge of $25 allocated to the general partner relating to the sale of ACEP.

The effect of dilutive securities in computing diluted income (loss) per LP unit is as follows (in millions):

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Income	Shares	Income	Shares
Redemption of preferred LP units	$1	5	$3	4
Variable rate notes	7	5	—	—

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

16. Net Income per LP Unit  – (continued)

The income effect from the redemption of preferred LP units and the variable rate notes represents the add-back to income for interest expense accruals.

As their effect would have been anti-dilutive, the following equivalent units have been excluded from the weighted average LP units outstanding for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Redemption of preferred LP units	—	2	—	1
Variable rate notes	—	5	5	5

17. Segment Reporting

As of June 30, 2009, our five reportable segments are: (1) Investment Management; (2) Automotive; (3) Metals; (4) Real Estate and (5) Home Fashion. Our Investment Management segment provides investment advisory and certain administrative and back office services to the Private Funds, but does not provide such services to any other entities, individuals or accounts. Our Automotive segment consists of Federal-Mogul. Our Metals segment consists of PSC Metals. Our Real Estate segment consists of rental real estate, residential property development and the operation of resort properties associated with our residential developments. Our Home Fashion segment consists of WPI. In addition to our five reportable segments, we present the results of the Holding Company which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company.

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

In the tables below, the Investment Management segment is represented by the first four columns. The first column, entitled Icahn Enterprises’ Interests, represents our interests in the results of operations of the Investment Management segment without the impact of eliminations arising from the consolidation of the Private Funds. This includes the gross amount of any special profits interest allocations, incentive allocations and returns on investments in the Private Funds that are attributable to Icahn Enterprises only. This also includes gains and losses on Icahn Enterprises’ direct investments in the Private Funds. The second column represents the total consolidated income and expenses of the Private Funds for all investors, including Icahn Enterprises, before eliminations. Additionally, the second column includes the results of the General Partners and Icahn Capital. The third column represents the eliminations required in order to arrive at our consolidated U.S. GAAP reported results for the segment, which is provided in the fourth column (amounts are in millions of dollars).

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

17. Segment Reporting  – (continued)

	Three Months Ended June 30, 2009
	Investment Management
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management	Automotive	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
Revenues
Net sales	$—		$—	$—	$—	$1,304	$64	$11	$86	$—	$1,465
Special profits interest allocations	34		—	(34)	—	—	—	—	—	—	—
Incentive allocations	—		—	—	—	—	—	—	—	—	—
Net gain from investment activities	150	(1)	684	(150)	684	—	—	—	—	4	688
Interest and dividend income	—		35	—	35	1	—	1	—	1	38
Other income, net	—		—	—	—	20	—	11	1	—	32
	184		719	(184)	719	1,325	64	23	87	5	2,223
Expenses
Cost of goods sold	—		—	—	—	1,107	65	6	77	—	1,255
Selling, general and administrative	10		31	—	41	185	5	18	19	3	271
Restructuring and impairment	—		—	—	—	2	—	1	6	—	9
Interest expense	—		—	—	—	32	—	2	—	33	67
	10		31	—	41	1,326	70	27	102	36	1,602
Income (loss) from continuing operations before income tax (expense) benefit	174		688	(184)	678	(1)	(6)	(4)	(15)	(31)	621
Income tax benefit	(2)		—	—	(2)	9	2	—	—	1	10
Income (loss) from continuing operations	172		688	(184)	676	8	(4)	(4)	(15)	(30)	631
Less: Loss (income) attributable to non-controlling interests from continuing operations	—		(646)	142	(504)	(4)	—	—	5	—	(503)
Income (loss) attributable to Icahn Enterprises from continuing operations	$172		$42	$(42)	$172	$4	$(4)	$(4)	$(10)	$(30)	$128

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

17. Segment Reporting  – (continued)

	Three Months Ended June 30, 2008
	Investment Management
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management	Automotive	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
Revenues
Net sales	$—		$—	$—	$—	$1,995	$434	$20	$96	$—	$2,545
Special profits interest allocations	(5)		—	5	—	—	—	—	—	—	—
Incentive allocations	(1)		—	1	—	—	—	—	—	—	—
Net loss from investment activities	(70	)(1)	(772)	70	(772)	—	—	—	—	(9)	(781)
Interest and dividend income	—		63	—	63	12	—	3	1	15	94
Other income, net	—		—	—	—	7	—	—	—	—	7
	(76)		(709)	76	(709)	2,014	434	23	97	6	1,865
Expenses
Cost of goods sold	—		—	—	—	1,620	362	10	89	—	2,081
Selling, general and administrative	10		(5)	—	5	235	9	10	24	8	291
Restructuring and impairment	—		—	—	—	1	—	1	7	—	9
Interest expense	—		2	—	2	55	—	2	1	34	94
	10		(3)	—	7	1,911	371	23	121	42	2,475
(Loss) income from continuing operations before income tax (expense) benefit	(86)		(706)	76	(716)	103	63	—	(24)	(36)	(610)
Income tax (expense) benefit	—		—	—	—	(33)	(24)	—	(1)	2	(56)
(Loss) income from continuing operations	(86)		(706)	76	(716)	70	39	—	(25)	(34)	(666)
Less: Loss (income) attributable to non-controlling interests from continuing operations	—		692	(62)	630	(23)	—	—	9	—	616
(Loss) income attributable to Icahn Enterprises from continuing operations	$(86)		$(14)	$14	$(86)	$47	$39	$—	$(16)	$(34)	$(50)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

17. Segment Reporting  – (continued)

	Six Months Ended June 30, 2009
	Investment Management
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management	Automotive	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
Revenues
Net sales	$—		$—	$—	$—	$2,542	$140	$20	$170	$—	$2,872
Special profits interest allocations	121		—	(121)	—	—	—	—	—	—	—
Incentive allocations	—		—	—	—	—	—	—	—	—	—
Net gain (loss) from investment activities	221	(1)	943	(221)	943	—	—	—	—	(4)	939
Interest and dividend income	—		110	—	110	3	—	3	—	3	119
Other income, net	—		—	—	—	34	1	22	2	—	59
	342		1,053	(342)	1,053	2,579	141	45	172	(1)	3,989
Expenses
Cost of goods sold	—		—	—	—	2,187	163	8	156	—	2,514
Selling, general and administrative	19		50	—	69	382	8	30	36	7	532
Restructuring and impairment	—		—	—	—	40	13	1	12	—	66
Interest expense	—		1	—	1	66	—	4	1	67	139
	19		51	—	70	2,675	184	43	205	74	3,251
Income (loss) from continuing operations before income tax (expense) benefit	323		1,002	(342)	983	(96)	(43)	2	(33)	(75)	738
Income tax benefit	(2)		—	—	(2)	6	16	—	—	—	20
Income (loss) from continuing operations	321		1,002	(342)	981	(90)	(27)	2	(33)	(75)	758
Less: (income) loss attributable to non-controlling interests from continuing operations	—		(869)	209	(660)	20	—	—	11	—	(629)
Income (loss) attributable to Icahn Enterprises from continuing operations	$321		$133	$(133)	$321	$(70)	$(27)	$2	$(22)	$(75)	$129

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

17. Segment Reporting  – (continued)

	Six Months Ended June 30, 2008
	Investment Management
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management	Automotive(2)	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
Revenues
Net sales	$—		$—	$—	$—	$2,641	$737	$39	$210	$—	$3,627
Special profits interest allocations	—		—	—	—	—	—	—	—	—	—
Incentive allocations	—		—	—	—	—	—	—	—	—	—
Net loss from investment activities	(71	)(1)	(798)	71	(798)	—	—	—	—	(7)	(805)
Interest and dividend income	—		103	—	103	17	—	5	2	34	161
Other income, net	—		—	—	—	9	—	3	—	—	12
	(71)		(695)	71	(695)	2,667	737	47	212	27	2,995
Expenses
Cost of goods sold	—		—	—	—	2,180	632	19	194	—	3,025
Selling, general and administrative	18		1	—	19	312	15	20	50	15	431
Restructuring and impairment	—		—	—	—	3	—	1	14	—	18
Interest expense	—		3	—	3	76	—	4	1	68	152
	18		4	—	22	2,571	647	44	259	83	3,626
(Loss) income from continuing operations before income tax (expense) benefit	(89)		(699)	71	(717)	96	90	3	(47)	(56)	(631)
Income tax (expense) benefit	—		—	—	—	(43)	(35)	—	(1)	3	(76)
(Loss) income from continuing operations	(89)		(699)	71	(717)	53	55	3	(48)	(53)	(707)
Less: Loss (income) attributable to non-controlling interests from continuing operations	—		691	(63)	628	(23)	—	—	16	—	621
(Loss) income attributable to Icahn Enterprises from continuing operations	$(89)		$(8)	$8	$(89)	$30	$55	$3	$(32)	$(53)	$(86)

(1)	We have made investments aggregating $1.2 billion in the Private Funds for which no special profits interest allocations or incentive allocations are applicable. As of June 30, 2009, the total value of these investments is $1.1 billion, with an unrealized gain of $142 million and $209 million for the three and six months ended June 30, 2009, respectively, and unrealized losses of $62 million and $63 million for the three and six months ended June 30, 2008, respectively. Additionally, Carl C. Icahn, along with his affiliates, makes investments in the Private Funds (other than the amounts invested by us and our affiliates). These investments are also not subject to special profits interest allocations or incentive allocations. As of June 30, 2009 and December 31, 2008, the total fair value of these investments was each approximately $1.1 billion. At June 30, 2009, the fair value of the investments is net of a redemption of $300 million from the Private Funds by a wholly-owned affiliate of Mr. Icahn. On July 1, 2009, a separate wholly-owned affiliate of Mr. Icahn invested $300 million into the Private Funds, making the total fair value of these investments $1.4 billion as of July 1, 2009. The investments and related earnings of Icahn Enterprises and of Carl C. Icahn, along with his affiliates, are reflected in the Private Funds’ net assets and earnings.
(2)	Automotive results are for the period March 1, 2008 through June 30, 2008.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

17. Segment Reporting  – (continued)

Condensed balance sheets by reportable segment as of June 30, 2009 and December 31, 2008 are presented below (in millions of dollars).

	June 30, 2009
	Investment Management		Automotive	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
ASSETS
Cash and cash equivalents	$2		$687	$25	$177	$117	$1,023	$2,031
Cash held at consolidated affiliated partnerships and restricted cash	4,157		—	7	5	—	15	4,184
Investments	4,293		225	2	—	11	14	4,545
Accounts receivable, net	—		1,058	35	8	69	—	1,170
Inventories, net	—		876	61	—	113	—	1,050
Property, plant and equipment, net	—		1,895	105	579	138	3	2,720
Goodwill and intangible assets, net	—		1,946	7	112	13	—	2,078
Other assets	220		344	55	12	41	29	701
Total assets	$8,672		$7,031	$297	$893	$502	$1,084	$18,479
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,271	(1)	$1,870	$44	$33	$64	$273	$3,555
Securities sold, not yet purchased	2,423		—	—	—	—	—	2,423
Due to brokers	267		—	—	—	—	—	267
Postemployment benefit liability	—		1,317	—	—	—	—	1,317
Debt	—		2,583	3	118	—	1,870	4,574
Total liabilities	3,961		5,770	47	151	64	2,143	12,136
Equity attributable to Icahn Enterprises	1,287		979	250	742	368	(1,083)	2,543
Equity attributable to non-controlling interests	3,424		282	—	—	70	24	3,800
Total equity	4,711		1,261	250	742	438	(1,059)	6,343
Total liabilities and equity	$8,672		$7,031	$297	$893	$502	$1,084	$18,479

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

17. Segment Reporting  – (continued)

	December 31, 2008
	Investment Management	Automotive	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
ASSETS
Cash and cash equivalents	$5	$888	$52	$167	$131	$1,369	$2,612
Cash held at consolidated affiliated partnerships and restricted cash	3,862	40	7	2	1	35	3,947
Investments	4,261	221	4	—	13	16	4,515
Accounts receivable, net	—	939	52	7	59	—	1,057
Inventories, net	—	894	67	—	132	—	1,093
Property, plant and equipment, net	—	1,911	107	707	150	3	2,878
Goodwill and intangible assets, net	—	1,994	22	—	13	—	2,029
Other assets	236	335	37	13	33	30	684
Total assets	$8,364	$7,222	$348	$896	$532	$1,453	$18,815
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,106	$2,068	$68	$30	$58	$284	$3,614
Securities sold, not yet purchased	2,273	—	—	—	—	—	2,273
Due to brokeres	713	—	—	—	—	—	713
Postemployment benefit liability	—	1,302	—	—	—	—	1,302
Debt	—	2,576	3	123	—	1,869	4,571
Total liabilities	4,092	5,946	71	153	58	2,153	12,473
Equity attributable to Icahn Enterprises	712	1,000	277	743	390	(724)	2,398
Equity attributable to non-controlling interests	3,560	276	—	—	84	24	3,944
Total equity	4,272	1,276	277	743	474	(700)	6,342
Total liabilities and equity	$8,364	$7,222	$348	$896	$532	$1,453	$18,815

(1)	Amount includes $808 million in redemptions payable as of June 30, 2009.

18. Income Taxes

We recorded an income tax benefit of $10 million and $20 million on pre-tax income of $621 million and $738 million for the three and six months ended June 30, 2009, respectively. We recorded an income tax expense of $56 million and $76 million on pre-tax loss of $610 million and $631 million for the three and six months ended June 30, 2008, respectively. Our effective income tax rate was (1.6)% and (2.7)% for the three and six months ended June 30, 2009 compared to (9.2)% and (12.0)% for the three and six months ended June 30, 2008. The difference between the effective tax rate and the statutory federal rate of 35% is due principally to income or losses from partnership entities in which taxes are the responsibility of the partners, as well as changes in valuation allowances.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

19. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following (in millions of dollars):

	June 30, 2009	December 31, 2008
Postemployment benefits, net of tax	$(327)	$(341)
Hedge instruments	(78)	(101)
Translation adjustments and other	(271)	(310)
	$(676)	$(752)

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

Federal-Mogul is a party to two lawsuits, one each in Ohio and Michigan relating to indemnification for costs arising from environmental releases from industrial operations of the predecessor company to Federal-Mogul prior to 1986. In the Ohio lawsuit brought by Federal-Mogul against a number of insurers, most of the insurer-defendants have been dismissed because of settlements that Federal-Mogul has reached with them. The case is proceeding against several non-settling insurers. In the insurer-initiated Michigan lawsuit, Federal-Mogul has settled with the insurer that initiated the action, and the case has been dismissed. The settlements with insurers reached by Federal-Mogul during the six months ended June 30, 2009 resulted in a net recovery to Federal-Mogul of $12 million. Federal-Mogul continues to engage in settlement discussions with several of the parties remaining in the Ohio case, although no assurances can be given regarding the outcome of such discussions.

Total environmental reserves were $24 million and $26 million at June 30, 2009 and December 31, 2008, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheet.

Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment’s results of operations could be

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

20. Commitments and Contingencies  – (continued)

materially affected. At June 30, 2009, Federal-Mogul estimates reasonably possible material additional losses above and beyond its best estimate of required remediation costs as recorded approximate $46 million.

Conditional Asset Retirement Obligations

Federal-Mogul records conditional asset retirement obligations (“CARO”) in accordance FIN 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement 143 (“FIN 47”), when the amount can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold in connection with Restructuring 2009. In connection with these sites, Federal-Mogul has accrued $28 million and $27 million as of June 30, 2009 and December 31, 2008, respectively, for CARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of CARO in accordance with SFAS No. 144.

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

If we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it. In addition, we consolidated the balance sheet of WPI as of June 30, 2009 and WPI’s results of operations for the period from the date of acquisition (August 8, 2005) through June 30, 2009. If we were to own less than 50% of the outstanding common stock or the challenge to our preferred stock ownership is successful, we would have to evaluate whether we should consolidate WPI and, if so, our consolidated financial statements could be materially different from those presented for all periods presented.

National Energy Group, Inc.

National Energy Group, Inc. (“NEGI”) is a defendant, together with Icahn Enterprises and various individuals, including one of our current directors, as additional defendants, in a purported stockholder derivative and class action lawsuit alleging that among other things, certain of NEGI’s current and former officers and directors breached their fiduciary duties to NEGI and its stockholders in connection with NEGI’s sale of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

20. Commitments and Contingencies  – (continued)

its 50% interest in an oil and gas holding company. Following such disposition, NEGI has had no business and its principal assets consist of cash and short-term investments which currently aggregate approximately $48 million. In March, 2008, NEGI dissolved and filed a Form 15 with the SEC deregistering its securities with the SEC under the Exchange Act. As a result, NEGI’s status as a public company has been suspended. No cash distributions will be made to NEGI’s shareholders until the NEGI board determines that NEGI has paid, or made adequate provision for the payment of, its liabilities and obligations, including any liabilities relating to the lawsuit.

NEGI believes it has meritorious defenses to all claims and will vigorously defend the action; however, we cannot predict the outcome of the litigation on us or on our interest in NEGI.

PSC Metals

Environmental Matters

PSC Metals has been designated as a PRP by U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question. PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of June 30, 2009 and December 31, 2008. If it is determined that PSC has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.

Certain of PSC Metals’ facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals’ operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management’s judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $24 million at each of June 30, 2009 and December 31, 2008. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.

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

21. Subsequent Events

Investment Management

On July 1, 2009, a wholly-owned affiliate of Mr. Icahn invested $300 million into the Private Funds.

Declaration of Distribution on Depositary Units

On July 31, 2009, the Board of Directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the third quarter of fiscal 2009. The distribution will be paid on August 31, 2009, to depositary unitholders of record at the close of business on August 20, 2009. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners of
Icahn Enterprises L.P.

We have reviewed the accompanying consolidated balance sheet of Icahn Enterprises L.P. and Subsidiaries (the “Partnership”) (a Delaware limited partnership) as of June 30, 2009, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and 2008, the consolidated cash flows for the six-month periods ended June 30, 2009 and 2008, and the consolidated statement of changes in equity and comprehensive income for the six-month period ended June 30, 2009. These consolidated interim financial statements are the responsibility of the Partnership’s management.

We were furnished with the report of other accountants on their reviews of the consolidated interim financial statements of Federal-Mogul Corporation, a subsidiary, whose total assets as of June 30, 2009 was $7.0 billion, and whose revenues for the three-month and six-month periods ended June 30, 2009 constituted $1.3 billion and $2.6 billion, respectively, and revenues for the three-month period ended June 30, 2008 and for the period from February 29, 2008 (date of consolidation) through June 30, 2008, constituted $2.0 billion and $2.7 billion, respectively, of the related consolidated totals.

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
August 5, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Federal-Mogul Corporation

We have reviewed the consolidated balance sheet of Federal-Mogul Corporation and subsidiaries as of June 30, 2009, and the related consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2009 and 2008, included in its Form 10-Q for the quarter ended June 30, 2009 (not presented herein). These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Federal-Mogul Corporation and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year ended December 31, 2008 (not presented herein) and in our report dated February 24, 2009, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the application of AICPA Statement of Position 90-7, Financial Reporting by Entities under the Bankruptcy Code and a change in method of accounting for pensions and other postretirement plans in 2006 and tax uncertainties in 2007. As described in Note 1 to the unaudited consolidated interim financial statements of Federal-Mogul Corporation included in its Form 10-Q for the quarter ended June 30, 2009, on January 1, 2009, Federal-Mogul Corporation and subsidiaries changed its method of accounting for noncontrolling interests on a retrospective basis resulting in revision of the December 31, 2008 consolidated balance sheet. We have not audited and reported on the revised balance sheet reflecting the change in the method of accounting for noncontrolling interests.

/s/ Ernst & Young LLP

Detroit, Michigan
July 30, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes.

Overview

Introduction

Icahn Enterprises L.P., or Icahn Enterprises, is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P., or Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc., or Icahn Enterprises GP, our sole general partner, which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of June 30, 2009, affiliates of Mr. Icahn owned 68,760,427 of our depositary units and 11,360,173 of our preferred units, which represented approximately 92.0% and 86.5% of our outstanding depositary units and preferred units, respectively.

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

Other Significant Events

Declaration of Distribution on Depositary Units

On July 31, 2009, the Board of Directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the third quarter of fiscal 2009. The distribution will be paid on August 31, 2009, to depositary unitholders of record at the close of business on August 20, 2009. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

Results of Operations

Overview

The key factors affecting our financial results for the three months ended June 30, 2009, or the second quarter of fiscal 2009, and the six months ended June 30, 2009 are as follows:

•	Income from continuing operations attributable to Icahn Enterprises for our Investment Management segment of $172 million and $321 million in the second quarter and first six months of fiscal 2009, respectively, due to the positive performance of the Private Funds;
•	Additional investment of $250 million in the Private Funds in the first six months of fiscal 2009, bringing our cumulative investment in the Private Funds to $1.2 billion;
•	Income from continuing operations attributable to Icahn Enterprises for our Automotive segment of $4 million and loss from continuing operations attributable to Icahn Enterprises for our Automotive segment of $70 million for the second quarter and first six months of fiscal 2009, respectively. Restructuring expenses before non-controlling interests were $40 million for the first six months of fiscal 2009;

•	Loss from continuing operations attributable to Icahn Enterprises for our Metals segment of $4 million and $27 million for the second quarter and first six months of fiscal 2009, respectively, including pretax impairment charges of $13 million and charges to write-down inventory to current market prices of $7 million for the first six months of fiscal 2009; and
•	Loss from continuing operations attributable to Icahn Enterprises for our Home Fashion segment of $10 million and $22 million for the second quarter and first six months of fiscal 2009, respectively. Restructuring and impairment charges before non-controlling interests were $12 million for the first six months of fiscal 2009.

Consolidated Financial Results of Continuing Operations

The following tables summarize revenues and income (loss) attributable to Icahn Enterprises from continuing operations for each of our segments (in millions of dollars):

	Revenues(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Investment Management	$719	$(709)	$1,053	$(695)
Automotive(1)	1,325	2,014	2,579	2,667
Metals	64	434	141	737
Real Estate	23	23	45	47
Home Fashion	87	97	172	212
Holding Company	5	6	(1)	27
Total	$2,223	$1,865	$3,989	$2,995

	Income (Loss) Attributable to Icahn Enterprises from Continuing Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Investment Management	$172	$(86)	$321	$(89)
Automotive(2)	4	47	(70)	30
Metals	(4)	39	(27)	55
Real Estate	(4)	—	2	3
Home Fashion	(10)	(16)	(22)	(32)
Holding Company	(30)	(34)	(75)	(53)
Total	$128	$(50)	$129	$(86)

(1)	Revenues include net sales, net gain (loss) from investment activities, interest, dividend income and other income, net.
(2)	Automotive results for fiscal 2008 are for the period March 1, 2008 through June 30, 2008.

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

The Private Funds had a positive return for the second quarter and first six months of fiscal 2009. We believe that the continuation of constrained credit markets will continue to impact price volatility and asset values. The Private Funds’ positive performance was primarily attributable to their long equity and long credit positions for the second quarter and first six months of fiscal 2009. We expect that the remainder of fiscal 2009 will continue to present opportunities for capitalizing on distressed investing.

Revenues

The Investment Management segment derives revenues from three sources: (1) special profits interest allocations; (2) incentive allocations and (3) gains and losses from our investments in the Private Funds.

Effective January 1, 2008, the limited partnership agreements of the Investment Funds provide that the applicable General Partner will receive a special profits interest allocation at the end of each calendar year from each capital account maintained in the Investment Funds that is attributable to: (i) in the case of the Onshore Fund, each fee-paying limited partner in the Onshore Fund and (ii) in the case of the Feeder Funds, each fee-paying investor in the Feeder Funds (that excludes certain investors that are affiliates of Mr. Icahn) (in each case, referred to herein as an Investor). Prior to June 30, 2009, this allocation was generally equal to 0.625% of the balance in each fee-paying capital account as of the beginning of each quarter (for each Investor, the Target Special Profits Interest Amount) except that amounts are allocated to the General Partners in respect of special profits interest allocations only to the extent that net increases (i.e., net profits) are allocated to an Investor for the fiscal year. Accordingly, any special profits interest allocations allocated to the General Partners in respect of an Investor in any year cannot exceed the net profits allocated to such Investor in such year. (See below for discussion of new fee structure effective July 1, 2009)

Incentive allocations are determined based on the aggregate amount of net profits earned by the Investment Funds (after the special profits interest allocation is made) with respect to fee-paying investments. Incentive allocations are based on the investment performance of the Private Funds, which is a principal determinant of the long-term success of the Investment Management segment because it generally enables AUM to increase through retention of fund profits and by making it more likely to attract new investment capital and minimize redemptions by Private Fund investors. Prior to June 30, 2009, incentive allocations were generally 25% of the net profits (both realized and unrealized) generated by fee-paying investors in the Investment Funds, and are subject to a “high water mark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods are recovered). These allocations are calculated and allocated to the capital accounts of the General Partners annually except for incentive allocations earned as a result of investor redemption events during interim periods, provided that, as discussed below, effective July 1, 2009, certain new options do not provide for incentive allocations at the end of each fiscal year. (See below for discussion of new fee structure effective July 1, 2009).

In June 2009, certain limited partnership agreements and offering memoranda of the Private Funds (the “Fund Documents”) were revised primarily to provide existing investors and new investors (“Investors”) with various new options for investments in the Private Funds effective July 1, 2009 (each an “Option”). Each Option has certain eligibility criteria for Investors and existing investors are permitted to roll over their investments made in the Private Funds prior to July 1, 2009 (“Pre-Election Investments”) into one or more of the new Options. For fee-paying investments, the special profits interest allocations will range from 1.5% to 2.25% per annum and the incentive allocations will range from 15% (in some cases subject to a preferred return) to 22% per annum. The new Options also have different withdrawal terms, with certain Options being permitted to withdraw capital every six months (subject to certain limitations on aggregate withdrawals) and other Options being subject to three-year rolling lock-up periods, provided that early withdrawals are permitted at certain times with the payment to the Private Funds of a fee. For those Options with rolling lock-ups, the General Partner will not be entitled to receive an incentive allocation for a period of two years or longer.

The economic and withdrawal terms of the Pre-Election Investments remain the same, which include a special profits interest allocation of 2.5% per annum, an incentive allocation of 25% per annum and a three-year lock-up period (or sooner, subject to the payment of an early withdrawal fee). Certain of the Options will preserve each Investor’s existing high watermark with respect to its rolled over Pre-Election Investments and one of the Options establishes a hypothetical high watermark for new capital invested before December 31, 2010 by persons that were Investors prior to June 30, 2009. Effective with permitted withdrawals on December 31, 2009, if an Investor does not roll over a Pre-Election Investment into another Option when it is first eligible to do so without the payment of a withdrawal fee, it is the current intention of the Private Funds to require such Investor to withdraw such Pre-Election Investment.

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

Our Investment Management results are driven by the combination of the Private Funds’ asset under management, or AUM, and the investment performance of the Private Funds, except, as discussed above, that special profits interest allocations are only earned to the extent that there are sufficient net profits generated from the Private Funds to cover such allocations.

The General Partners and their affiliates also earn income (or are subject to losses) through their investments in the Investment Funds. We earn income (or are subject to losses) through our investment in the Investment Funds. In both cases the income or losses consist of realized and unrealized gains and losses on investment activities along with interest and dividend income.

AUM and Fund Performance

The table below reflects changes to AUM for the three and six months ended June 30, 2009 and 2008. The end-of-period balances represent total AUM, including any accrued special profits interest allocations and any incentive allocations and our own investments in the Private Funds, as well as investments of other affiliated parties who have not been charged special profits interest allocations or incentive allocations for the periods presented (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$4,902	$7,895	$4,368	$7,511
Net (outflows) in-flows	(762)	(167)	(550)	211
Appreciation (depreciation)	701	(719)	1,023	(713)
Balance, end of period	$4,841	$7,009	$4,841	$7,009
Fee-paying AUM	$2,282	$4,749	$2,282	$4,749

The net outflows for the three and six months ended June 30, 2009 include a redemption of $300 million by a wholly-owned affiliate of Mr. Icahn. On July 1, 2009, a separate wholly-owned affiliate of Mr. Icahn invested $300 million into the Private Funds.

The following table sets forth performance information for the Private Funds that were in existence for the comparative periods presented. These gross returns represent a weighted-average composite of the average gross returns, net of expenses for the Private Funds.

	Gross Return(1) for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Private Funds	14.2%	-9.1%	22.1%	-8.9%

(1)	These returns are indicative of a typical investor who has been invested since inception of the Private Funds. The performance information is presented gross of any accrued special profits interest allocations and incentive allocations but net of expenses. Past performance is not necessarily indicative of future results.

The Private Funds’ aggregate gross performance was 14.2% and 22.1% for the three and six months ended June 30, 2009, respectively. During the second quarter and the first six months of fiscal 2009, gains were primarily due to the Private Funds’ long exposure to credit markets, including fixed income, bank debt and derivative instruments, as well as an increase in the value of core equity holdings of Motorola Inc. and Yahoo! Biogen Idec Inc, or Biogen, a core biotech position, detracted from performance along with our short equity exposure as equity markets rallied.

Current dislocations in the global financial markets and the lack of confidence resulting from unprecedented systemic risks associated with derivative and financial leverage may provide potential long-term opportunities for the Private Funds.

The Private Funds’ aggregate gross performance for the three and six months ended June 30, 2008 was a loss of 9.1% and 8.9%, respectively. During the three months ended June 30, 2008, or the second quarter of fiscal 2008, losses were primarily a result of the decline in the value of core holdings of Motorola Inc. and Yahoo!, which represented over 70% of the Private Funds’ total losses for the six months ended June 30, 2008. During the six months ended June 30, 2008, the Private Funds’ short equity exposure produced gains due to the negative performance of U.S. equity markets and the Private Funds’ short exposure to the financial sector. Long and short exposure to the credit markets, including fixed income, bank debt and derivative instruments, contributed to gains for the six months ended June 30, 2008.

Equity positions in Motorola Inc., Yahoo! and Biogen have been previously disclosed in other filings with the SEC.

Since inception in November 2004, the Private Funds’ gross returns are 51.4%, representing an annualized rate of return of 9.3% through June 30, 2009, which is indicative of a typical investor who has invested since inception of the Private Funds (excluding special profits interest allocations and incentive allocations). Past performance is not necessarily indicative of future results, particularly in the near term given current market conditions.

Operating Results

We consolidate certain of the Private Funds into our results. Accordingly, in accordance with U.S. GAAP, any special profits interest allocations, incentive allocations and earnings on investments in the Private Funds are eliminated in consolidation. These eliminations have no impact on our net income however, as our allocated share of the net income from the Private Funds includes the amount of these allocations and earnings.

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

Summarized income statement information on a deconsolidated basis and on a U.S. GAAP basis for the three and six months ended June 30, 2009 and 2008 as follows (in millions of dollars):

	Three Months Ended June 30, 2009					Six Months Ended June 30, 2009
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management
Revenues:
Special profits interest allocations	$34		$—	$(34)	$—	$121		$—	$(121)	$—
Incentive allocations	—		—	—	—	—		—	—	—
Net gain from investment activities	150	(1)	684	(150)	684	221	(1)	943	(221)	943
Interest and dividend income	—		35	—	35	—		110	—	110
	184		719	(184)	719	342		1,053	(342)	1,053
Expenses:
Costs and expenses	10		31	—	41	19		50	—	69
Interest expense	—		—	—	—	—		1	—	1
	10		31	—	41	19		51	—	70
Income from continuing operations before income tax expense	174		688	(184)	678	323		1,002	(342)	983
Income expense	(2)		—	—	(2)	(2)		—	—	(2)
Income from continuing operations	172		688	(184)	676	321		1,002	(342)	981
Less: Income attributable to non-controlling interests from continuing operations	—		(646)	142	(504)	—		(869)	209	(660)
Income attributable to Icahn Enterprises from continuing operations	$172		$42	$(42)	$172	$321		$133	$(133)	$321

	Three Months Ended June 30, 2008					Six Months Ended June 30, 2008
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management
Revenues:
Special profits interest allocations	$(5)		$—	$5	$—	$—		$—	$—	$—
Incentive allocations	(1)		—	1	—	—		—	—	—
Net loss from investment activities	(70	)(1)	(772)	70	(772)	(71	)(1)	(798)	71	(798)
Interest and dividend income	—		63	—	63	—		103	—	103
	(76)		(709)	76	(709)	(71)		(695)	71	(695)
Expenses:
Costs and expenses	10		(5)	—	5	18		1	—	19
Interest expense	—		2	—	2	—		3	—	3
	10		(3)	—	7	18		4	—	22
Loss from continuing operations before income tax expense	(86)		(706)	76	(716)	(89)		(699)	71	(717)
Income tax expense	—		—	—	—	—		—	—	—
Loss from continuing operations	(86)		(706)	76	(716)	(89)		(699)	71	(717)
Less: Loss attributable to non-controlling interests from continuing operations	—		692	(62)	630	—		691	(63)	628
Loss attributable to Icahn Enterprises from continuing operations	$(86)		$(14)	$14	$(86)	$(89)		$(8)	$8	$(89)

(1)	We have made investments aggregating $1.2 billion in the Private Funds for which no special profits interest allocations or incentive allocations are applicable. As of June 30, 2009, the total value of these investments is $1.1 billion, with an unrealized gain of $142 million and $209 million for the three and six months ended June 30, 2009, respectively, and unrealized losses of $62 million and $63 million for the three and six months ended June 30, 2008, respectively. Additionally, Carl C. Icahn, along with his affiliates, makes investments in the Private Funds (other than the amounts invested by us and our affiliates). These investments are also not subject to special profits interest allocations or incentive allocations. As of June 30, 2009 and December 31, 2008, the total fair value of these investments was each approximately $1.1 billion. At June 30, 2009, the fair value of the investments is net of a redemption of $300 million from the Private Funds by a wholly-owned affiliate of Mr. Icahn. On July 1, 2009, a separate wholly-owned affiliate of Mr. Icahn invested $300 million into the Private Funds, making the total fair value of these investments $1.4 billion as of July 1, 2009. The investments and related earnings of Icahn Enterprises and of Carl C. Icahn, along with his affiliates, are reflected in the Private Funds’ net assets and earnings.

As of June 30, 2009, the full Target Special Profits Interest Amount was $121.3 million, which includes a carry-forward Target Special Profits Interest Amount of $70.4 million from December 31, 2008, a Target Special Profits Interest Amount for the first six months of the fiscal year ending December 31, 2009, or fiscal 2009, and a hypothetical return on the full Target Special Profits Interest Amount from the Investment Funds. Of the full Target Special Profits Interest Amount as of June 30, 2009, $120.7 million was accrued as a special profits interest allocation for the first six months of fiscal 2009 and $0.6 million will be carried forward to the extent that there are sufficient net profits in the Investment Funds during the investment period to cover such amounts. No accrual for special profits interest allocations were made for the six months ended June 30, 2008 due to losses in the Investment Funds.

Incentive allocations were not material for the three and six months ended June 30, 2009 and 2008 as a result of the performance of the Private Funds. There were no incentive allocations for the second quarter and first six months of fiscal 2009 due to a “high water mark” incurred during fiscal 2008 that was primarily attributable to the Private Funds’ investment losses. (The General Partners do not earn incentive allocations during a particular period even though the Private Funds may have a positive return in such period until losses in prior periods have been recovered.) The General Partners’ incentive allocations earned from the Private Funds are accrued on a quarterly basis and are allocated to the General Partners at the end of the Private Funds’ fiscal year (or sooner on redemptions), provided that, effective July 1, 2009, certain new options do not provide for incentive allocations at the end of each fiscal year.

The net gain from investment activities from our interest in the Private Funds was $150 million and $221 million for the three and six months ended June 30, 2009, respectively, which each consists of two components. The first component reflects a net gain of $8 million and $12 million for the three and six months ended June 30, 2009, respectively, primarily relating to the increase in the General Partners’ investment in the Private Funds as a result of the return on earned incentive allocations from prior periods. The second component includes a net investment gain for the three and six months ended June 30, 2009 of $142 million and $209 million, respectively, on our cumulative investment of $1.2 billion in the Private Funds. For the three and six months ended June 30, 2008, our cumulative investment in the Private Funds was $700 million, which had a net investment loss of $62 million and $63 million, respectively.

Net realized and unrealized gains of the Private Funds on investment activities were $684 million and $943 million for the three and six months ended June 30, 2009, respectively, as compared to a loss of $772 million and $798 million for the three and six months ended June 30, 2008, respectively. The improvements relate to the positive performance of the Private Funds during the first half of fiscal 2009.

Interest and dividend income was $35 million and $110 million for the three and six months ended June 30, 2009, respectively, compared to $63 million and $103 million for the three and six months ended June 30, 2008, respectively. The changes over the corresponding respective periods are due to amounts earned on interest-paying investments.

The General Partners’ and Icahn Capital’s costs and expenses for the three and six months ended June 30, 2009 were $10 million and $19 million, respectively, as compared to $10 million and $18 million for the three months and six months ended June 30, 2008, respectively. Compensation expense increased for the second quarter and the first half of fiscal 2009 and was primarily attributable to compensation awards relating to special profits interest allocations in the current year periods but were offset by lower general and administrative costs as compared to corresponding prior year periods.

The Private Funds’ costs and expenses increased by $36 million and $49 million for the three and six months ended June 30, 2009, compared to the corresponding prior year periods. This increase is primarily attributable to an increase in dividend expense and appreciation of the deferred management fee payable for the three and six months ended June 30, 2009 as compared to the corresponding prior year periods.

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

Federal-Mogul believes that its sales are well balanced between OEM and aftermarket as well as domestic and international. During the six months ended June 30, 2009, Federal-Mogul derived 52% of its sales from the OE market and 48% from the aftermarket. Federal-Mogul’s customers include the world’s largest automotive OEMs and major distributors and retailers in the independent aftermarket. During the six months ended June 30, 2009, Federal-Mogul derived 42% of its sales in the United States and 58% internationally. During the first quarter of fiscal 2009, Federal-Mogul consolidated its product groups and eliminated the Automotive Products group. As of June 30, 2009, Federal-Mogul is organized into four product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket. Federal-Mogul has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, the United Kingdom and the United States, and emerging markets including Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, Thailand and Turkey. The attendant risks of Federal-Mogul’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

Federal-Mogul’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on February 24, 2009 contains a detailed description of its business, products, industry, operating strategy and associated risks. Federal-Mogul’s most recent Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 was filed with the SEC on July 30, 2009.

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

Although Federal-Mogul’s results are included in our consolidated financial statements as of March 1, 2008, as discussed above, we believe that a meaningful discussion of Federal-Mogul’s results should encompass its results for the entire six months ended June 30, 2008. Therefore, for comparative purposes, revenues and earnings of Federal-Mogul for the three and six months ended June 30, 2009 and 2008 are provided below. Additionally, Federal Mogul’s results for the period March 1, 2008 through June 30, 2008 are provided below.

The four product groups of our Automotive segment have been aggregated for purposes of reporting our operating results below (in millions of dollars):

	Three Months Ended June 30,		Variance
	2009	2008	$	%
Net sales	$1,304	$1,995	$(691)	-34.6%
Cost of goods sold	1,107	1,620	(513)	-31.7%
Gross margin	197	375	(178)	-47.5%
Expenses:
Selling, general and administrative	185	235	(50)	-21.3%
Restructuring and impairment	2	1	1	100.0%
	187	236	(49)	-20.8%
Income from continuing operations before interest, income taxes and other income, net	$10	$139	$(129)	-92.8%

	Six Months Ended June 30,		Variance		Period March 1, 2008 through June 30, 2008
	2009	2008	$	%
Net sales	$2,542	$3,854	$(1,312)	-34.0%	$2,641
Cost of goods sold	2,187	3,192	(1,005)	-31.5%	2,180
Gross margin	355	662	(307)	-46.4%	461
Expenses:
Selling, general and administrative	382	470	(88)	-18.7%	312
Restructuring and impairment	40	3	37	1233.3%	3
	422	473	(51)	-10.8%	315
(Loss) income from continuing operations before interest, income taxes and other income, net	$(67)	$189	$(256)	N/M	$146

Net sales for the three and six months ended June 30, 2009 decreased by $691 million (34.6%) and $1,312 million (34.0%), respectively, as compared to the corresponding prior year periods. The impact of the U.S. dollar strengthening, primarily against the euro, decreased reported sales by $160 million and $324 million for the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior periods. In general, light and commercial vehicle OE production declined in all regions. Despite these production volume declines, Federal-Mogul generally maintained its OE market share in all regions. Global aftermarket volumes decreased, but this was partially mitigated by increased aftermarket share concentrated in North America during the six months ended June 30, 2009. The combined impact of these factors was a net sales volume decline of $550 million and $1,010 million for the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods. Net customer price increases impacted reported sales by $19 million and $22 million for the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods.

Gross margin was $197 million (15.1% of net sales) and $355 million (13.9% of net sales) for the three and six months ended June 30, 2009, respectively. For the three months ended June 30, 2009, favorable productivity in excess of labor and benefits inflation of $24 million, net customer price increases of $19 million and material sourcing savings of $12 million were more than offset by sales volume decreases that reduced gross margin by $209 million and increases in depreciation of $14 million and pension expense of $5 million as compared to the corresponding prior year period. For the six months ended June 30, 2009, favorable productivity in excess of labor and benefits inflation of $46 million and net customer price increases of $22 million were offset by sales volume decreases that reduced gross margin by $368 million and increases in depreciation of $16 million and pension expense of $5 million as compared to the corresponding prior year period.The impact of the U.S. dollar strengthening, primarily against the euro, decreased reported gross margin by $25 million and $47 million for the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods.

In connection with fresh-start reporting completed as of December 31, 2007, Federal-Mogul’s inventory balances as of that date were increased by $68 million. During the six months ended June 30, 2008, Federal-Mogul recognized $68 million in additional cost of goods sold, which reduced gross margin by the same amount. The non-recurrence of this one-time event has resulted in an increase in gross margin for the six months ended June 30, 2009 when compared to the corresponding prior year period.

Selling, general and administrative, or SG&A, for the three and six months ended June 30, 2009 decreased by $50 million (21.3%) and $88 million (18.7%), respectively, as compared to the corresponding prior year periods. Favorable productivity, in excess of labor and benefits inflation, of $38 million and $64 million, and favorable foreign currency movements of $14 million and $29 million for the three and six months ended June 30, 2009, respectively, were partially offset by increased pension expenses of $11 million and $27 million for the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods. Additionally, amortization expense and Chapter 11 expenses decreased for the three and six months ended June 30, 2009 as compared to the corresponding prior year periods.

Federal-Mogul maintains technical centers throughout the world designed to integrate its leading technologies into advanced products and processes, to provide engineering support for all of its manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development, or R&D, costs, including product and validation costs, of $34 million and $69 million for the three and six months ended June 30, 2009, respectively, as compared to $47 million and $95 million, respectively, for the corresponding prior year periods. As a percentage of OE sales, R&D was 5% for each of the three and six months ended June 30, 2009 as compared to 4% for each of the three and six months ended June 30, 2008.

Restructuring and impairment increased by $1 million and $37 million during the three and six months ended June 30, 2009 as compared to the corresponding prior year periods. The increase for the six months ended June 30, 2009 is primarily due to Restructuring 2009 (as defined below) expenses of $38 million incurred in the first quarter of fiscal 2009. In September 2008, Federal-Mogul announced a restructuring plan, herein referred to as Restructuring 2009, designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. This plan, when combined with other workforce adjustments, is expected to reduce Federal-Mogul’s global workforce by 8,600 positions. Federal-Mogul continues to solidify the individual components of this plan, and will announce those components as plans are finalized. Federal-Mogul expects to incur additional restructuring expenses up to $17 million through the fiscal year ending December 31, 2010. As the majority of the costs expected to be incurred in relation to Restructuring 2009 are related to severance, such activities are expected to yield future annual savings at least equal to the incurred costs.

Metals

Our Metals segment is conducted through our indirect, wholly owned subsidiary, PSC Metals.

Summarized statements of operations and performance data for PSC Metals for the three and six months ended June 30, 2009 and 2008 are as follows (in millions of dollars, except for tons and pounds metrics):

	Three Months Ended June 30,		Variance 2009 vs 2008		Six Months Ended June 30,		Variance 2009 vs 2008
	2009	2008	$	%	2009	2008	$	%
Net sales	$64	$434	$(370)	-85.3%	$140	$737	$(597)	-81.0%
Cost of goods sold	65	362	(297)	-82.0%	163	632	(469)	-74.2%
Gross margin	(1)	72	(73)	-101.4%	(23)	105	(128)	-121.9%
Expenses:
Selling, general and administrative	5	9	(4)	-44.4%	8	15	(7)	-46.7%
Impairment	—	—	—	—	13	—	13	N/M
	5	9	(4)	-44.4%	21	15	6	40.0%
(Loss) income from continuing operations before interest, income taxes and other income, net	$(6)	$63	$(69)	N/M	$(44)	$90	$(134)	N/M
Ferrous tons sold (in ’000s)	174	588			382	1,137
Non-ferrous pounds sold (in ’000s)	23,426	39,333			42,892	73,349

Net sales for the three and six months ended June 30, 2009 decreased by $370 million (85.3%) and $597 million (81.0%), respectively, as compared to the corresponding prior year periods. These decreases were primarily due to declines in ferrous revenues. Ferrous average pricing was approximately $343 per gross ton lower (65.2%) and ferrous shipments were 414,200 gross tons lower (70.5%) in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. Ferrous average selling pricing was $246 per gross ton lower (54.8%) and ferrous shipments were 754,800 gross tons lower (66.4%) in the first six months of fiscal 2009 compared to the corresponding prior year period. Revenues for all product lines during the three and six months ended June 30, 2009 were significantly lower compared to the corresponding prior year periods as demand and prices for scrap metal fell to extremely low levels during the first half of the current year. While ferrous pricing improved by the end of the second quarter of fiscal 2009, overall demand remained weak, primarily due to continued low steel mill capacity utilization rates and lower demand for metals from the housing, construction, automotive and infrastructure sectors of the economy. Additionally, steel mills were de-stocking their scrap inventories in the first six months of fiscal 2009 which further reduced demand for our Metals segment’s scrap products. The unfavorable comparison to fiscal 2008 results is compounded by the unprecedented growth in demand and pricing experienced by our Metals segment during fiscal 2008, prior to the start of the global market downturn which began during the second half of fiscal 2008.

Gross margin for the three and six months ended June 30, 2009 decreased by $73 million (101.4%) and $128 million (121.9%), respectively, as compared to the corresponding prior year periods. The decreases were primarily due to declines in ferrous revenues resulting from a drop in ferrous average pricing coupled with lower ferrous shipments over the comparative periods as discussed above. However, gross margin improved during the second quarter of fiscal 2009 when compared to the first quarter of fiscal 2009, partly due to the favorable impact of cost reduction actions taken in the recycling yards during the first quarter of fiscal 2009. As a percentage of net sales, cost of goods sold was 101.6% and 116.4% for the three and six months ended June 30, 2009, respectively, compared to 83.4% and 85.8% for the three and six months ended June 30, 2008, respectively. The cost of goods sold for the six months ended June 30, 2009 included a $7 million charge related to lower of cost or market adjustments due to falling prices, primarily in the secondary market.

As noted above, PSC Metals’ net sales for the first quarter of fiscal 2009 declined significantly from 2008 levels as the demand and prices for scrap fell to extremely low levels due to historically low steel mill capacity utilization rates and declines in other sectors of the economy. Given the indication of a potential impairment, PSC Metals completed a valuation of its goodwill and other indefinite-lived intangibles as of March 31, 2009, utilizing discounted cash flows based on current market conditions. This valuation resulted in an impairment loss for goodwill and other indefinite-lived intangibles of $13 million which was recorded in the first quarter of fiscal 2009.

SG&A expenses for the three and six months ended June 30, 2009 decreased by $4 million (44.4%) and $7 million (46.7%), respectively, as compared to the corresponding prior year periods. The decrease is primarily due to cost reduction initiatives implemented during the first quarter of fiscal 2009. These initiatives included headcount reductions, a salary freeze and temporary pay cuts, elimination of the current year incentive program and suspension of spending for specific items.

We have suspended the exploration of strategic alternatives with respect to PSC Metals.

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

The following table summarizes the key operating data for our real estate segment for the three and six months ended June 30, 2009 and 2008 (in millions of dollars):

	Three Months Ended June 30,		Variance 2009 vs 2008		Six Months Ended June 30,		Variance 2009 vs 2008
	2009	2008	$	%	2009	2008	$	%
Revenues(1)	$23	$23	$—	0.0%	$45	$47	$(2)	-4.3%
Expenses	25	21	4	19.0%	39	40	(1)	-2.5%
(Loss) income from continuing operations before interest, income taxes and other income, net	$(2)	$2	$(4)	-200.0%	$6	$7	$(1)	-14.3%

(1)	Revenues include net sales from development and resort operations, and rental and financing lease income from rental operations.

Total revenues for the second quarter of fiscal 2009 were essentially flat as compared to the corresponding prior year period, with a decrease in development sales activity due to general slowdown in residential and vacation homes, offset by an increase in net lease revenues from properties acquired during the third quarter of fiscal 2008 and other income, net. Total revenues for the six months ended June 30, 2009 decreased by $2 million (4.3%) as compared to the corresponding prior year period. The decrease was primarily attributable to a decrease in property development sales activity due to the general slowdown in residential and vacation home sales, offset in part by an increase in net lease revenues from properties acquired during the third quarter of fiscal 2008. For the three months ended June 30, 2009, we sold 6 residential units for approximately $3 million at an average price of $0.5 million compared to 15 residential units for approximately $13 million at an average price of $0.9 million in the corresponding prior period. For the six months ended June 30, 2009, we sold 9 residential units for approximately $6 million at an average price of $0.6 million compared to 26 residential units for approximately $25 million at an average price of $1 million in the corresponding prior year period.

Total expenses for the three months ended June 30, 2009 increased by $4 million (19.0%) as compared to the corresponding prior year period. This increase was primarily due to an increase in net lease expenses due to the acquisition of properties during the third quarter of fiscal 2008, offset in part by lower property development expenses. Total expenses for the six months ended June 30, 2009 decreased by $1 million (2.5%) and were primarily due to lower operating expenses in development, rental and resort, offset by an increase in net lease expenses due to the acquisition of properties during the third quarter of fiscal 2008.

During the second quarter of fiscal 2009, our Real Estate operations became aware that certain subcontractors had installed defective drywall manufactured in China (referred to herein as Chinese drywall) in a few of our Florida homes. Defective Chinese drywall appears to be an industry-wide issue as other homebuilders have publicly disclosed that they are experiencing problems related to defective Chinese drywall. Based on our assessment, we believe that only a limited number of previously constructed homes contain defective Chinese drywall. We believe that costs to repair these homes of defective Chinese drywall to be immaterial.

Based on current residential sales conditions, we anticipate that property development sales will likely continue to decline throughout the remainder of fiscal 2009. We may incur asset impairment charges if sales price assumptions and unit absorptions are not achieved.

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

Summarized statements of operations for the three and six months ended June 30, 2009 and 2008 included in the consolidated statements of operations is as follows (in millions of dollars):

	Three Months Ended June 30,		Variance 2009 vs 2008		Six Months Ended June 30,		Variance 2009 vs 2008
	2009	2008	$	%	2009	2008	$	%
Net sales	$86	$96	$(10)	-10.4%	$170	$210	$(40)	-19.0%
Cost of goods sold	77	89	(12)	-13.5%	156	194	(38)	-19.6%
Gross margin	9	7	2	28.6%	14	16	(2)	-12.5%
Expenses:
Selling, general and administrative	19	24	(5)	-20.8%	36	50	(14)	-28.0%
Restructuring and impairment	6	7	(1)	-14.3%	12	14	(2)	-14.3%
	25	31	(6)	-19.4%	48	64	(16)	-25.0%
Loss from continuing operations before interest, income taxes and other income, net	$(16)	$(24)	$8	-33.3%	$(34)	$(48)	$14	-29.2%

Net sales for the three and six months ended June 30, 2009 decreased by $10 million (10.4%) and $40 million (19.0%) as compared to the corresponding prior year periods. Gross margin for the three and six months ended June 30, 2009 increased by $2 million (28.6%) and decreased by $2 million (12.5%), respectively, as compared to the corresponding prior year periods. The decrease in net sales and gross margin continued to reflect lower sales due to the weak home textile retail environment, but has been mitigated by improvements in operating earnings as a result of lowering selling, general and administrative expenditures. WPI will continue to realign its manufacturing operations to optimize its cost structure, pursuing offshore sourcing arrangements that employ a combination of owned and operated facilities, joint ventures and third-party supply contracts.

Selling, general and administrative for the three and six months ended June 30, 2009 decreased by $5 million (20.8%) and $14 million (28.0%) as compared to the corresponding prior year periods, reflecting

WPI’s continuing efforts to reduce its selling, warehousing, shipping and general and administrative expenses. WPI continues to lower its selling, general and administrative expenditures by consolidating its locations, reducing headcount and applying more stringent oversight of expense areas where potential savings may be realized.

Restructuring and impairment for the three and six months ended June 30, 2009 decreased by $1 million (14.3%) and $2 million (14.3%) as compared to the corresponding prior year periods, primarily due to lower restructuring charges. Restructuring and impairment charges include severance, benefits and related costs, non-cash impairment charges related to plants that have been or will be closed and continuing costs of closed plants and transition expenses.

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

WPI’s business is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products. Certain U.S. retailers continue to report comparable store sales that were either negative or below their stated expectations. Many of these retailers are customers of WPI. Based on prevailing difficult economic conditions, it will likely be challenging for these same retailers during the remainder of fiscal 2009. WPI believes that it provides adequate reserves against its accounts receivable to mitigate exposure to known or likely bad debt situations, as well as sufficient overall reserves for reasonably estimated situations, should this arise.

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

Summarized operating revenues and expenses for the Holding Company for the three and six months ended June 30, 2009 and 2008 are as follows (in millions of dollars):

	Three Months Ended June 30,		Variance 2009 vs 2008		Six Months Ended June 30,		Variance 2009 vs 2008
	2009	2008	$	%	2009	2008	$	%
Net gain (loss) from investment activities	$4	$(9)	$13	N/M	$(4)	$(7)	$3	N/M
Interest and dividend income	1	15	(14)	-93.3%	3	34	(31)	-91.2%
Holding Company revenues	5	6	(1)	-16.7%	(1)	27	(28)	-103.7%
Holding Company expenses	3	8	(5)	-62.5%	7	15	(8)	-53.3%
Income (loss) from continuing operations before interest expense and income taxes	$2	$(2)	$4	-200.0%	$(8)	$12	$(20)	-166.7%

Net gain (loss) from investment activities for the three and six months ended June 30, 2009 increased by $13 million and $3 million, respectively, as compared to the corresponding prior year periods. The net gain in the second quarter of fiscal 2009 is due to unrealized gains on investments as compared to unrealized losses in the second quarter of fiscal 2008. The decrease in net loss from investment activities for the six months ended June 30, 2009 was primarily due to lower unrealized losses as compared to the corresponding prior year period.

Interest and dividend income for the three and six months ended June 30, 2009 decreased by $14 million (93.3%) and $31 million (91.2%) as compared to the corresponding prior year periods. The decreases are primarily due to lower yields on lower cash balances for the three and six months ended June 30, 2009 as compared corresponding prior year period.

Expenses for the three and six months ended June 30, 2009 decreased by $5 million (62.5%) and $8 million (53.3%) as compared to the corresponding prior year periods. The decreases are primarily due to lower professional and legal fees.

Interest Expense

Interest expense for the three and six months ended June 30, 2009 decreased by $27 million (28.8%) and $13 million (8.6%) as compared to the corresponding prior year periods. The decreases are attributable to our automotive segment which incurred lower interest expense due to lower interest rates.

Income Taxes

We recorded an income tax benefit of $10 million and $20 million on pre-tax income of $621 million and $738 million for the three and six months ended June 30, 2009, respectively. We recorded an income tax expense of $56 million and $76 million on pre-tax loss of $610 million and $631 million for the three and six months ended June 30, 2008, respectively. Our effective income tax rate was (1.6)% and (2.7)% for the three and six months ended June 30, 2009 compared to (9.2)% and (12.0)% for the three and six months ended June 30, 2008. The difference between the effective tax rate and the statutory federal rate of 35% is due principally to income or losses from partnership entities in which taxes are the responsibility of the partners, as well as changes in valuation allowances.

Discontinued Operations

Income from discontinued operations for the three and six months ended June 30, 2009 was $2 million. Results from discontinued operations for the three and six months ended June 30, 2008 was a loss of $1 million and a gain of $488 million, respectively. On February 20, 2008, we consummated the sale of our subsidiary, American Casino & Entertainment Properties LLC, or ACEP, for $1.2 billion to an affiliate of Whitehall Street Real Estate Fund, realizing a gain of approximately $472 million, after taxes. With respect to the taxes recorded on the sale of ACEP, $103 million was recorded as a deferred tax liability pursuant to a Code 1031 Exchange transaction completed during the third quarter of fiscal 2008. The sale of ACEP included the Stratosphere and three other Nevada gaming properties, which represented all of our remaining gaming operations.

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

Liquidity and Capital Resources

Holding Company

As of June 30, 2009, we had cash and cash equivalents of approximately $1.0 billion and total debt of approximately $1.9 billion. We have made investments aggregating $1.2 billion in the Private Funds for which no special profits interest allocations or incentive allocations are applicable. As of June 30, 2009, the total value of this investment is $1.1 billion, with unrealized gains of $142 million and $209 million for the three and six months ended June 30, 2009, respectively. These amounts are reflected in the Private Funds’ net assets and earnings. As of June 30, 2009, based on certain minimum financial ratios, we and Icahn Enterprises Holdings could not incur additional indebtedness. See Note 12, “Debt,” to the consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.

Pursuant to certain rights offerings, our preferred limited partner units must be redeemed on March 31, 2010, the Redemption Date. Each preferred unit has a liquidation preference of $10.00 and entitles the holder to receive distributions, payable solely in additional preferred units, at the rate of $0.50 per preferred unit per annum (which is equal to a rate of 5% of the liquidation preference thereof). In addition, on the Redemption Date, subject to the approval of our Audit Committee, we may opt to redeem all of the preferred units for an amount, payable either in cash or depositary units, equal to the liquidation preference of the preferred units, plus any accrued but unpaid distributions thereon. On the Redemption Date, if we elect to redeem the preferred units in cash, we believe that we will have sufficient cash available to do so from our existing cash and liquid investments; if we elect to redeem by issuance of our depositary units, we will have sufficient authorized depositary units available to do so. As of June 30, 2009, there were 13,127,179 preferred units issued and outstanding.

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

Consolidated Cash Flows

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2009 was $293 million. Our Automotive segment accounted for $119 million of the consolidated net cash used in operating activities due to a net loss of $90 million, net changes in operating assets and liabilities of $165 million, offset in part by non-cash charges of $136 million. Our Investment Management segment accounted for $101 million of net cash used in operating activities resulting from net income of $981 million which includes net gain from investment activities of $772 million. Net cash proceeds from securities transactions were $36 million and changes in operating assets and liabilities had a net impact of $347 million of cash used for operating activities, which includes $295 million change in cash held at consolidated affiliated partnerships and restricted cash.

Investing Activities

Net cash used in investing activities from continuing operations for the six months ended June 30, 2009 was $89 million due to capital expenditures, primarily from our Automotive segment which had $89 million in capital expenditures.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2009 was $225 million due to capital distributions to non-controlling interests from our Investment Management segment of $165 million offset in part by $8 million of capital contributions from non-controlling interests. Additionally, we had two quarterly cash distributions to our depositary unit holders totaling $38 million and our Automotive and Real Estate segments repaid $19 million and $7 million of borrowings, respectively. During the first quarter of fiscal 2009, we invested an additional $250 million in the Private Funds which has been eliminated in consolidation.

Borrowings

Debt consists of the following (in millions of dollars):

	June 30, 2009	December 31, 2008
Senior unsecured variable rate convertible notes due 2013 – Icahn Enterprises	$556	$556
Senior unsecured 7.125% notes due 2013 – Icahn Enterprises	962	961
Senior unsecured 8.125% notes due 2013 – Icahn Enterprises	352	352
Exit facilities – Federal-Mogul	2,507	2,495
Mortgages payable	116	123
Other	81	84
Total debt	$4,574	$4,571

See Note 12, “Debt,” to our consolidated financial statements for additional information concerning terms, restrictions and covenants of our debt. As of June 30, 2009 and December 31, 2008, we are in compliance with all debt covenants.

Contractual Commitments

There were no other material changes in our contractual obligations or any other liabilities reflected on our consolidated balance sheets compared to those reported in our Annual Report on Form 10-K for fiscal 2008 filed with the SEC on March 4, 2009.

Off-Balance Sheet Arrangements

We have off-balance sheet risk related to investment activities associated with certain financial instruments, including futures, options, credit default swaps and securities sold, not yet purchased. For additional information regarding these arrangements, refer to Note 7, “Financial Instruments,” in our consolidated financial statements.

Discussion of Segment Liquidity and Capital Resources

Investment Management

Effective January 1, 2008, the General Partners are eligible to receive special profits interest allocations which, to the extent that they are earned, will generally be allocated at the end of each fiscal year. In the event that amounts earned from special profits interest allocations are not sufficient to cover the operating expenses of the Investment Management segment in any given year, the Holding Company has and intends to continue to provide funding as needed. The General Partners may also receive incentive allocations which are generally calculated and allocated to the General Partners at the end of each fiscal year, provided that, effective July 1, 2009, certain new options do not provide for incentive allocations at the end of each fiscal year. To the extent that incentive allocations are earned as a result of redemption events during interim periods, they are made to the General Partners in such periods. Additionally, certain incentive allocations earned by the General Partners have historically remained invested in the Private Funds which may also serve as an additional source of cash.

The investment strategy utilized by the Investment Management segment is generally not heavily reliant on leverage. As of June 30, 2009, the ratio of the notional exposure of the Private Funds’ invested capital to net asset value of the Private Funds was approximately 1.13 to 1.00 on the long side and 0.61 to 1.00 on the short side. The notional principal amount of an investment instrument is the reference amount that is used to calculate profit or loss on that instrument. The Private Funds historically have had, which we expect to continue to have, access to significant amounts of cash from prime brokers, subject to customary terms and market conditions.

Investment related cash flows in the consolidated Private Funds are classified within operating activities in our consolidated statements of cash flows. Therefore, there are no cash flows attributable to investing activities presented in the consolidated statements of cash flows.

Cash inflows from and distribution to investors in the Private Funds are classified within financing activities in our consolidated statements of cash flows. These amounts are reported as contributions from and distributions to non-controlling interests in consolidated affiliated partnerships. Net cash provided by financing activities was $98 million for the six months ended June 30, 2009 due to capital contributions from Icahn Enterprises of $255 million (of which $250 million represents an additional investment in the Private Funds and $5 million represents a general partner interest) and capital contributions by non-controlling interests of $8 million during the six months ended June 30, 2009 offset in part by $165 million in capital distributions to non-controlling interests. Our additional contributions of $255 million in the Private Funds have been eliminated in consolidation.

Automotive

Cash flow used by operating activities was $119 million for the six months ended June 30, 2009 compared to cash provided from operating activities of $258 million for the comparable period of fiscal 2008. The most significant factors contributing to operating activity cash flows during the six months ended June 30, 2008 related to emergence from Chapter 11. Cash (used in) provided by operations, excluding the impacts of emergence from Chapter 11 related cash flows, were ($109) million and $50 million for the six months ended June 30, 2009 and 2008, respectively.

Cash flow used in investing activities was $80 million for the first six months of 2009, compared to cash used in investing activities of $142 million for the comparable period of fiscal 2008.

Cash flow used in financing activities was $24 million for the first six months of fiscal 2009, compared to cash provided by financing activities of $292 million for the comparable period of fiscal 2008.

In connection with the consummation of the Plan, on the Effective Date, Federal-Mogul entered into a Term Loan and Revolving Credit Agreement, (referred to herein as the Exit Facilities). The Exit Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. Federal-Mogul borrowed $878 million under the term loan facility on the Effective Date and the remaining $2,082 million of term loans were drawn on January 3, 2008 for the purpose of refinancing obligations under the Tranche A Term Loan Agreement (referred to herein as the Tranche A Facility Agreement) and the Indenture. As of June 30, 2009, there was $534 million of borrowing availability under the revolving credit facility.

Federal-Mogul’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives and the availability of financing. Federal-Mogul’s management believes that cash on hand, cash flow from operations and available borrowings under the Exit Facilities will be sufficient to fund capital expenditures and meet its operating obligations through the end of fiscal 2009. In the longer term, Federal-Mogul believes that its base operating potential, supplemented by the benefits from its announced restructuring programs, will provide adequate long-term cash flows. However, there can be no assurance that such initiatives are achievable in this regard.

Federal-Mogul maintains investments in 14 non-consolidated affiliates, which are located in China, Germany, Italy, Japan, Korea, Turkey, the United Kingdom and the United States. Federal-Mogul’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investment in these affiliates approximates $225 million and $221 million at June 30, 2009 and December 31, 2008, respectively. Dividends received from non-consolidated affiliates of Federal-Mogul for the six months ended June 30, 2009 were not material.

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

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of June 30, 2009, the total amount of the contingent guarantee, were all triggering events to occur, approximated $58 million. Federal-Mogul believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with SFAS No. 141(R), Business Combinations. If this put option were exercised at its estimated current fair value, such exercise could have a material effect on Federal-Mogul’s liquidity. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.

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

Federal-Mogul’s subsidiaries in Brazil, France, Germany, India, Italy and Spain are each a party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $209 million and $222 million as of June 30, 2009 and December 31, 2008, respectively. Of those gross amounts, $188 million and $209 million, respectively, were factored without recourse and treated as sales under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the terms of these factoring arrangements, Federal-Mogul is not obligated to draw cash immediately upon the factoring of accounts receivable. Federal-Mogul had drawings against all of its factored receivables as of June 30, 2009. Federal-Mogul had outstanding factored amounts of $8 million for which cash had not yet been drawn as of December 31, 2008.

Metals

The primary source of cash from our Metals segment is from the operation of its processing facilities.

As of June 30, 2009, our Metals segment had cash and cash equivalents of $25 million. During the six months ended June 30, 2009, net cash used in operating activities was $22 million, resulting primarily from $27 million attributable to net loss, offset by $7 million in non-cash items. The change in working capital was minimal, with a $24 million decrease in accounts payable and accrued liabilities, offset by a $17 million reduction in receivables and a $6 million decrease in inventory.

Net cash used in investing activities for the six months ended June 30, 2009 included capital spending of $7 million. Capital expenditures for the remainder of fiscal 2009 are expected to total approximately $6 million for maintenance projects at existing facilities and for outstanding capital purchase commitments.

Net cash used in financing activities for the six months ended June 30, 2009 was not material.

Our Metals’ segment believes that its current cash levels and cash flow from operating activities, supplemented with temporary short-term borrowing from Icahn Enterprises, are adequate to fund its ongoing operations and capital plan for the next 12 months.

Real Estate

Our Real Estate segment generates cash through rentals, leases and asset sales (principally sales of rental and residential properties) and the operation of resorts. All of these operations generate cash flows from operations.

At June 30, 2009, our Real Estate segment had cash and cash equivalents of $177 million.

For the six months ended June 30, 2009, cash provided by operating activities from continuing operations was $22 million resulting primarily from income from continuing operations of $2 million, non-cash charges of $14 million and a decrease in property development inventory of $2 million and changes in operating assets and liabilities of $3 million. Cash used in investing activities from continuing operations was $4 million. Cash used in financing activities was $7 million for payments of mortgage debt.

We expect operating cash flows to be positive from our Real Estate operations during fiscal 2009.

Home Fashion

At June 30, 2009, WPI had $117 million of unrestricted cash and cash equivalents. There were no borrowings under the WestPoint Home revolving credit agreement as of June 30, 2009, but there were outstanding letters of credit of $14 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of $36 million at June 30, 2009.

For the six months ended June 30, 2009, our Home Fashion segment had a negative operating cash flow from continuing operations of $13 million. Negative operating cash flow for the six months ended June 30, 2009 resulted primarily from loss from continuing operations before non-cash charges of $26 million, offset in part by changes in working capital of $16 million. WPI anticipates that its operating losses and restructuring charges will continue to be incurred for the remainder of fiscal 2009.

Capital expenditures by WPI were $1 million for the six months ended June 30, 2009. Capital expenditures for fiscal 2009 are expected to total $5 million.

Through a combination of its existing cash on hand and its borrowing availability under the WestPoint Home senior secured revolving credit facility (together, an aggregate of $153 million), WPI believes that it has adequate capital resources and liquidity to meet its anticipated requirements to continue its operational restructuring initiatives and for working capital and capital spending through the next 12 months. In its analysis with respect to the sufficiency of adequate capital resources and liquidity, WPI has considered that its retail customers may continue to face either negative or flat comparable store sales for home textile products during fiscal 2009. However, depending upon the levels of additional acquisitions and joint venture investment activity, if any, additional financing, if needed, may not be available to WPI or, if available, may not be on terms favorable to WPI. WPI’s estimates of its anticipated liquidity needs may not be accurate and new business opportunities or other unforeseen events could occur, resulting in the need to raise additional funds from outside sources.

Distributions

Depositary Units

On March 30, 2009, we paid a distribution of $0.25 per LP unit, aggregating $19 million, to depositary unitholders of record at the close of business on March 16, 2009. On June 3, 2009, we paid an additional distribution of $0.25 per LP unit, aggregating an additional $19 million, to depositary unitholders of record at the close of business on May 22, 2009.

On July 31, 2009, the Board of Directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the third quarter of fiscal 2009. The distribution will be paid on August 31, 2009, to depositary unitholders of record at the close of business on August 20, 2009. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

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

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2009 compared to those reported in our Annual Report on Form 10-K for fiscal 2008 filed with the SEC on March 4, 2009.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities (“VIEs”). The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities (or QSPEs) that are currently excluded from the scope of FIN 46(R). SFAS No. 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. SFAS No. 167 is effective as of the beginning of the first fiscal year beginning after November 15, 2009. We are currently evaluating the impact, if any, that SFAS No. 167 would have on our financial condition, results of operation and cash flows upon adoption.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 amends the derecognition accounting and disclosure guidance relating to SFAS No. 140. SFAS No. 166 eliminates the exemption from consolidation for QSPEs; it also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated in accordance with SFAS No. 167. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year beginning after November 15, 2009. We are currently evaluating the impact, if any, that SFAS No. 166 would have on our financial condition, results of operations and cash flows upon adoption.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our significant market risks are primarily associated with interest rates and security prices. Reference is made to Part II, Item 7A of our Annual Report on Form 10-K for fiscal 2008 that we filed with the SEC on March 4, 2009 for disclosures relating to interest rates and our equity prices. With the exception of the market risk of our Investment Management segment as discussed below, there have been no other material changes to our market risk during the first six months of fiscal 2009.

Investment Management

The Private Funds hold investments that are reported at fair value as of the reporting date, which include investments, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of June 30, 2009, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of investments, securities sold, not yet purchased, and derivatives would decrease by $429 million, $243 million and $21 million, respectively. However, as of June 30, 2009 we estimate that the impact to our share of the net gain or loss from investment activities reported on our consolidated statement of operations would be significantly less than the change in fair value since we have an investment of approximately 26.9% in these Private Funds, and the non-controlling interests in income would correspondingly offset approximately 73.1% of the change in fair value.

Item 4. Controls and Procedures

As of June 30, 2009, our management, including our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and our subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first six months of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Icahn Enterprises and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business. For further information regarding our legal proceedings, see our Legal Proceedings set forth in Part I, Item 3 of our Annual Report on Form 10-K for fiscal 2008, filed with the SEC on March 4, 2009, and Note 20, “Commitments and Contingencies,” of the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

The risk factors related to our Investment Management segment that are set forth in our Annual Report on Form 10-K for fiscal 2008, filed with the SEC on March 4, 2009, are supplemented by the following:

The Private Funds invest in distressed securities, as well as bank loans, asset backed securities and mortgage backed securities.

The Private Funds may invest in securities of U.S. and non-U.S. issuers in weak financial condition, experiencing poor operating results, having substantial capital needs or negative net worth, facing special competitive or product obsolescence problems, or that are involved in bankruptcy or reorganization proceedings. Investments of this type may involve substantial financial, legal and business risks that can result in substantial, or at times even total, losses. The market prices of such securities are subject to abrupt and erratic market movements and above-average price volatility. It may take a number of years for the market price of such securities to reflect their intrinsic value. In liquidation (both in and out of bankruptcy) and other forms of corporate insolvency and reorganization, there exists the risk that the reorganization either will be unsuccessful (due to, for example, failure to obtain requisite approvals), will be delayed (for example, until various liabilities, actual or contingent, have been satisfied) or will result in a distribution of cash, assets or a new security the value of which will be less than the purchase price to the Private Funds of the security in respect to which such distribution was made and the terms of which may render such security illiquid.

Item 6. Exhibits

Exhibit No.	Description
Exhibit 15.1	Letter of Grant Thornton LLP regarding unaudited interim financial information.
Exhibit 15.2	Letter of Ernst & Young LLP regarding unaudited interim financial information.
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ICAHN ENTERPRISES, L.P.
(Registrant)

By:	Icahn Enterprises G.P. Inc., its general partner
By:	/s/ Dominick Ragone Dominick Ragone Chief Financial Officer

Date: August 5, 2009