Form 10-Q
period 2009-09-30
ICAHN ENTERPRISES L.P.
filed 2009-11-04
CIK 813762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of November 2, 2009, there were 74,775,597 depositary units and 13,127,179 preferred units outstanding.

INDEX

PART I. FINANCIAL INFORMATION

i

Part I. Financial Information

Item 1. Financial Statements

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash and cash equivalents	$2,093	$2,612
Cash held at consolidated affiliated partnerships and restricted cash	3,264	3,947
Investments	5,203	4,515
Accounts receivable, net	1,242	1,057
Due from brokers	32	54
Inventories, net	1,017	1,093
Property, plant and equipment, net	2,712	2,878
Goodwill	1,045	1,086
Intangible assets, net	1,005	943
Other assets	641	630
Total Assets	$18,254	$18,815
LIABILITIES AND EQUITY
Accounts payable	$555	$679
Accrued expenses and other liabilities	1,929	2,805
Securities sold, not yet purchased, at fair value	2,083	2,273
Due to brokers	441	713
Postemployment benefit liability	1,342	1,302
Debt	4,634	4,571
Preferred limited partner units	135	130
Total liabilities	11,119	12,473
Commitments and contingencies (Note 20)
Equity:
Limited partners:
Depositary units: 92,400,000 authorized; issued 75,912,797 at September 30, 2009 and December 31, 2008; outstanding 74,775,597 at September 30, 2009 and December 31, 2008	2,847	2,582
General partner	(167)	(172)
Treasury units at cost	(12)	(12)
Equity attributable to Icahn Enterprises	2,668	2,398
Equity attributable to non-controlling interests	4,467	3,944
Total equity	7,135	6,342
Total Liabilities and Equity	$18,254	$18,815

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)
Revenues:
Net sales	$1,619	$2,225	$4,491	$5,852
Net gain (loss) from investment activities	452	(554)	1,391	(1,359)
Interest and dividend income	81	89	200	250
Other income, net	30	36	89	48
	2,182	1,796	6,171	4,791
Expenses:
Cost of goods sold	1,384	1,884	3,898	4,909
Selling, general and administrative	257	292	789	723
Restructuring and impairment	10	20	76	38
Interest expense	73	101	212	253
	1,724	2,297	4,975	5,923
Income (loss) from continuing operations before income tax benefit (expense)	458	(501)	1,196	(1,132)
Income tax benefit (expense)	5	(33)	25	(109)
Income (loss) from continuing operations	463	(534)	1,221	(1,241)
(Loss) income from discontinued operations	(1)	(2)	1	486
Net income (loss)	462	(536)	1,222	(755)
Less: net (income) loss attributable to non-controlling interests	(352)	559	(981)	1,180
Net income attributable to Icahn Enterprises	$110	$23	$241	$425
Net income (loss) attributable to Icahn Enterprises from:
Continuing operations	$111	$25	$240	$(61)
Discontinued operations	(1)	(2)	1	486
	$110	$23	$241	$425
Net income attributable to Icahn Enterprises allocable to:
Limited partners	$108	$23	$236	$412
General partner	2	—	5	13
	$110	$23	$241	$425
Basic income (loss) per LP unit:
Income (loss) from continuing operations	$1.45	$0.34	$3.13	$(1.27)
(Loss) income from discontinued operations	(0.01)	(0.02)	0.02	7.10
	$1.44	$0.32	$3.15	$5.83
Basic weighted average LP units outstanding	75	70	75	70
Diluted income (loss) per LP unit:
Income (loss) from continuing operations	$1.40	$0.34	$3.04	$(1.27)
(Loss) income from discontinued operations	(0.01)	(0.02)	0.01	7.10
	$1.39	$0.32	$3.05	$5.83
Dilutive weighted average LP units outstanding	84	70	79	70
Cash distributions declared per LP unit	$0.25	$0.25	$0.75	$0.75

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES
IN EQUITY AND COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Equity Attributable to Icahn Enterprises
	General Partners’ Equity (Deficit)	Limited Partners’ Equity - Depositary Units	Held in Treasury		Total Partners’ Equity	Non-Controlling Interests	Total Equity
			Amount	Units
Balance, December 31, 2008	$(172)	$2,582	$(12)	1	$2,398	$3,944	$6,342
Comprehensive income:
Net income	5	236	—	—	241	981	1,222
Post employment benefits, net of tax		10			10	3	13
Hedge instruments, net of tax	—	21	—	—	21	7	28
Translation adjustments and other	1	51	—	—	52	26	78
Comprehensive income	6	318	—	—	324	1,017	1,341
Partnership distributions	(1)	(56)	—	—	(57)	—	(57)
Investment Management distributions	—	—	—	—	—	(817)	(817)
Investment Management contributions	—	—	—	—	—	326	326
Change in subsidiary equity and other	—	3	—	—	3	(3)	—
Balance, September 30, 2009	$(167)	$2,847	$(12)	1	$2,668	$4,467	$7,135

Accumulated other comprehensive loss was $633 and $752 at September 30, 2009 and December 31, 2008, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2009	2008
Net income (loss)	$1,222	$(755)
Cash Flows from operating activities:
Income (loss) from continuing operations	$1,221	$(1,241)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Investment (gains) losses	(1,391)	1,359
Amortization of debt discount	(74)	(8)
Purchases of securities	(1,470)	(5,718)
Proceeds from sales of securities	2,393	3,644
Purchases to cover securities sold, not yet purchased	(3,995)	(417)
Proceeds from securities sold, not yet purchased	3,342	1,558
Net premiums (paid) received on derivative contracts	(61)	116
Changes in receivables and payables relating to securities transactions	(657)	1,973
Depreciation and amortization	295	236
Deferred income tax expense	(38)	(2)
Impairment loss on long-lived assets	23	6
Other, net	91	381
Changes in cash held at consolidated affiliated partnerships and restricted cash	666	(1,839)
Changes in other operating assets and liabilities	(107)	(88)
Net cash provided by (used in) continuing operations	238	(40)
Net cash used in discontinued operations	(1)	(7)
Net cash provided by (used in) operating activities	237	(47)
Cash flows from investing activities:
Capital expenditures	(158)	(699)
Purchases of marketable equity and debt securities	—	(4)
Proceeds from sales of marketable equity and debt securities	1	215
Net proceeds from the sale and disposition of long-lived assets	—	39
Acquisitions of businesses, net of cash acquired	—	(68)
Other	11	—
Net cash used in investing activities from continuing operations	(146)	(517)
Net cash provided by investing activities from discontinued operations	2	1,119
Net cash (used in) provided by investing activities	(144)	602

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2009	2008
Cash flows from financing activities:
Investment Management Equity:
Capital subscriptions received in advance	5	1
Capital distributions to non-controlling interests	(924)	(431)
Capital contributions by non-controlling interests	326	684
Partnership distributions	(57)	(54)
Proceeds from sale of previously purchased subsidiary debt	60	—
Repayments of borrowings	(35)	(66)
Other	(7)	(18)
Net cash (used in) provided by financing activities from continuing operations	(632)	116
Net cash used in financing activities from discontinued operations	—	(255)
Net cash used in financing activities	(632)	(139)
Effect of exchange rate changes on cash	20	(12)
Net (decrease) increase in cash and cash equivalents	(519)	404
Net increase in cash of assets held for sale	—	69
Cash and cash equivalents, beginning of period	2,612	2,113
Cash and cash equivalents, end of period	$2,093	$2,586
Supplemental information:
Cash payments for interest	$221	$276
Net cash (refunds) payments for income taxes	$(1)	$166
Net realized losses on available-for-sale securities	$(3)	$(10)
Redemptions payable to non-controlling interests	$47	$75
Capital lease asset financing	$2	$—

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

1. Description of Business and Basis of Presentation

General

Icahn Enterprises L.P. (“Icahn Enterprises” or the “Company”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), our sole general partner, which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of September 30, 2009, affiliates of Mr. Icahn owned 68,760,427 of our depositary units and 11,360,173 of our preferred units, which represented approximately 92.0% and 86.5% of our outstanding depositary units and preferred units, respectively.

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

The consolidated financial statements include the accounts of (i) Icahn Enterprises, (ii) the wholly and majority owned subsidiaries of Icahn Enterprises in which control can be exercised and (iii) entities in which we have a controlling interest as a general partner interest or in which we are the primary beneficiary of a variable interest entity. In evaluating whether we have a controlling financial interest in entities in which we would consolidate, we consider the following: (1) for voting interest entities, we consolidate these entities in which we own a majority of the voting interests; (2) for variable interest entities (“VIEs”), we consolidate these entities in which we are considered the primary beneficiary because we absorb the majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both; and (3) for limited partnership entities, we consolidate these entities if we are the general partner of such entities and for which no substantive kick-out rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.

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
September 30, 2009

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

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of September 30, 2009 are approximately $4.6 billion and $4.1 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2008 was approximately $4.6 billion and $2.3 billion, respectively.

Adoption of New Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) released the authoritative version of the FASB Accounting Standards Codification (“FASB ASC”) as the single source of authoritative generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The FASB ASC supersedes all existing accounting standard documents recognized by the FASB. Rules and interpretative releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All other non-SEC accounting literature not included in the ASC will be considered non-authoritative. The FASB ASC is effective for interim and annual periods ending after September 15, 2009. The adoption of the FASB ASC had no impact on our consolidated financial statements. We have prepared our financial statements and related footnotes in this Form 10-Q in accordance with U.S. GAAP as required by the FASB ASC.

In December 2007, the FASB issued guidance now codified within FASB ASC Topic 810, Consolidation, which requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity; non-controlling interests will be presented within the statement of changes in equity and comprehensive income as a separate equity component. It also requires that the amount of consolidated net income (loss) attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; net income per LP unit be reported after the adjustment for non-controlling interest in net income (loss); changes in ownership interest be accounted for similarly as equity transactions; and, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. The provisions of FASB ASC Topic 810 were applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements which have been applied retrospectively for all periods presented. We adopted the provisions of FASB ASC Topic 810 as of January 1, 2009 with the presentation and disclosure requirements as discussed above reflected in our consolidated financial statements.

In March 2008, the FASB issued guidance now codified within FASB ASC Topic 815, Derivatives and Hedging, which requires enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. The provisions of FASB ASC Topic 815 were effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

1. Description of Business and Basis of Presentation  – (continued)

adoption encouraged. We adopted the provisions of FASB ASC Topic 815 on a prospective basis as of January 1, 2009. The adoption of the provisions of FASB ASC Topic 815 did not affect our financial condition, results of operations or cash flows. See Note 7, “Financial Instruments,” for additional information.

In May 2009, the FASB issued guidance now codified within FASB ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of FASB ASC Topic 855 are effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. We adopted the provisions of FASB ASC Topic 855 during the quarter ended June 30, 2009. The adoption of the provisions of FASB ASC Topic 855 did not change subsequent events that we identify and disclose. In accordance with the provisions of FASB ASC Topic 855, we have evaluated subsequent events through November 4, 2009, which is the date on which our financial statements were issued.

In April 2009, the FASB issued guidance now codified within FASB ASC Topic 820, Fair Value Measurements and Disclosures, which provides guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements. The provisions of FASB ASC Topic 820 will be applied prospectively and retrospective application will not be permitted. The provisions of FASB ASC Topic 820 are effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of FASB ASC Topic 820 during the fiscal quarter ended June 30, 2009. The adoption of the provisions of FASB ASC Topic 820 did not have any material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance now codified within FASB ASC Topic 320, Investments — Debt and Equity Securities, which is intended to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities in financial statements. The provisions of FASB ASC Topic 320 apply to debt securities and require that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which amount represents the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery. The provisions of FASB ASC Topic 320 are effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of FASB ASC Topic 320 during the fiscal quarter ended June 30, 2009 on a prospective basis. The adoption of the provisions of FASB ASC Topic 320 did not have any material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance now codified within FASB ASC Topic 825, Financial Instruments, which requires an entity to provide disclosures about the fair value of financial instruments in interim financial information. The provisions of FASB ASC Topic 825 require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. The provisions of FASB ASC Topic 825 are effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of FASB ASC Topic 825 during the fiscal quarter ended June 30, 2009. Since the provisions of FASB ASC Topic 825 require disclosures about fair values in interim periods, the adoption of such provisions did not have any impact on our consolidated financial statements. See Note 1, “Description of Business and Basis of Presentation — Fair Value of Financial Instruments,” Note 5, “Investments and Related Matters,” and Note 6, “Fair Value Measurements,” for additional information.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

1. Description of Business and Basis of Presentation  – (continued)

Recently Issued Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value, which updates FASB ASC subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. ASU No. 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses (a) the quoted price of the identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique that is consistent with the principles of FASB ASC 820. Additionally, ASU No. 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The provisions in ASU No. 2009-05 are effective for the first reporting period (including interim periods) beginning after issuance. The adoption of the provisions of ASU will not have a material impact on our consolidated financial position, results of operations or cash flows.

The following pronouncements have not yet been incorporated into the FASB ASC:

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities (“VIEs”). The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities (“QSPEs”) that are currently excluded from the scope of FIN 46(R). SFAS No. 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. SFAS No. 167 is effective as of the beginning of the first fiscal year beginning after November 15, 2009. We are currently evaluating the impact, if any, that SFAS No. 167 would have on our financial condition, results of operations and cash flows upon adoption.

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
September 30, 2009

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

In June 2009, certain limited partnership agreements and offering memoranda of the Private Funds (the “Fund Documents”) were revised primarily to provide existing investors and new investors (“Investors”) with various new options for investments in the Private Funds effective July 1, 2009 (each an “Option”). Each Option has certain eligibility criteria for Investors and existing investors were permitted to roll over their investments made in the Private Funds prior to July 1, 2009 (“Pre-Election Investments”) into one or more of the new Options. For fee-paying investments, the special profits interest allocations will range from 1.5% to 2.25% per annum and the incentive allocations will range from 15% (in some cases subject to a preferred return) to 22% per annum. The new Options also have different withdrawal terms, with certain Options being permitted to withdraw capital every six months (subject to certain limitations on aggregate withdrawals) and other Options being subject to three-year rolling lock-up periods, provided that early withdrawals are permitted at certain times with the payment to the Private Funds of a fee. For those Options with rolling lock-ups, the General Partner will not be entitled to receive an incentive allocation for a period of two years or longer.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

2. Operating Units  – (continued)

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

As of September 30, 2009, the full Target Special Profits Interest Amount was $116 million, which includes a carry-forward Target Special Profits Interest Amount of $70 million from December 31, 2008, a Target Special Profits Interest Amount for the first nine months of the fiscal year ending December 31, 2009 (“fiscal 2009”) and a hypothetical return on the full Target Special Profits Interest Amount from the Investment Funds. The full Target Special Profits Interest Amount of $116 million at September 30, 2009 is net of a crystallized amount of $28 million which was allocated to the General Partners during the third quarter of fiscal 2009. For the three and nine months ended September 30, 2009, our Investment Management segment accrued $23 million and $144 million, respectively, in special profits interest allocations. No accrual for special profits interest allocations was made for the three and nine months ended September 30, 2008 due to losses in the Investment Funds.

b. Automotive

We conduct our Automotive segment through our majority ownership in Federal-Mogul. Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, alternative energies, environment and safety systems. Federal-Mogul serves the world’s foremost original equipment manufacturers (“OEM”) of automotive, light commercial, heavy-duty, industrial, agricultural, aerospace, marine, rail and off-road vehicles, as well as the worldwide aftermarket. As of September 30, 2009, Federal-Mogul is organized into four product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

2. Operating Units  – (continued)

Accounts Receivable, net

Federal-Mogul’s subsidiaries in Brazil, France, Germany, Italy, Japan and Spain are parties to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $215 million and $222 million as of September 30, 2009 and December 31, 2008, respectively. Of those gross amounts, $194 million and $209 million, respectively, were factored without recourse and treated as sales. Under terms of these factoring arrangements, Federal-Mogul is not obligated to draw cash immediately upon the factoring of accounts receivable. Federal-Mogul had outstanding factored amounts of $3 million and $8 million for which cash had not yet been drawn as of September 30, 2009 and December 31, 2008, respectively. Expenses associated with receivables factored or discounted are recorded in the consolidated statements of operations within other income, net.

Restructuring

Federal-Mogul’s restructuring charges are comprised of two types: employee costs (principally contractual termination benefits) and facility closure costs. Contractual termination benefits are accounted for in accordance with FASB ASC paragraph 712.10.25-2 and are recorded when it is probable that employees will be entitled to benefits and the amounts can be reasonably estimated. Facility closure and other costs are accounted for in accordance with FASB ASC paragraphs 420.10.25-14 and 420.10.25-15 and are recorded when the liability is incurred.

Estimates of restructuring charges are based on information available at the time such charges are recorded. In certain countries where Federal-Mogul operates, statutory requirements include involuntary termination benefits that extend several years into the future. Accordingly, severance payments continue well past the date of termination at many international locations. Thus, these programs appear to be ongoing when, in fact, terminations and other activities under these programs have been substantially completed. Federal-Mogul expects that future savings resulting from execution of its restructuring programs will generally result in full pay back within 36 months.

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded reserves of $39 million and $2 million were reversed for the nine months ended September 30, 2009 and 2008, respectively. Such reversals result from: changes in estimated amounts to accomplish previously planned activities; changes in expected outcome (based on historical practice) of negotiations with labor unions and government agencies, which reduced the level of originally committed actions; changes in ability to execute certain actions due to changes in business climate and changes in approach to accomplish restructuring activities.

Federal-Mogul’s restructuring activities are undertaken as necessary to execute its strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize Federal-Mogul’s businesses and to relocate manufacturing operations to best cost markets. These activities generally fall into one of the following categories:

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

2. Operating Units  – (continued)

An unprecedented downturn in the global automotive industry and global financial markets led Federal-Mogul to announce, in September 2008 and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. This plan, when combined with other workforce adjustments, is expected to reduce Federal-Mogul’s global workforce by approximately 8,600 positions. For the three and nine months ended September 30, 2009, Federal-Mogul has recorded $(1) million and $38 million, respectively, in net restructuring charges associated with Restructuring 2009 and other restructuring programs, most of which primarily relate to employee costs consisting principally of contractual termination benefits. Federal-Mogul expects to incur additional restructuring charges, primarily related to facility closure costs, up to $7 million through the fiscal year ending December 31, 2010. As the majority of the Restructuring 2009 costs are related to severance, such activities are expected to yield future annual savings at least equal to the incurred costs.

Federal-Mogul expects to finance its restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under its debt agreements, subject to the terms of applicable covenants. Federal-Mogul does not expect that the execution of these programs will have an adverse impact on its liquidity position.

As of December 31, 2008, the accrued liability balance relating to restructuring programs was $113 million. For the nine months ended September 30, 2009, Federal-Mogul incurred $38 million of restructuring charges and paid $78 million of restructuring charges. As of September 30, 2009, the accrued liability balance was $79 million, which is included in accrued expenses and other liabilities in our consolidated balance sheet.

Total cumulative restructuring charges related to Restructuring 2009 through September 30, 2009 were $164 million.

c. Metals

We conduct our Metals segment through our indirect wholly owned subsidiary, PSC Metals, Inc. (“PSC Metals”). PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms and supplies the recycled metals to its customers including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. PSC Metals’ ferrous products include shredded, sheared and bundled scrap metal and other purchased scrap metal such as turnings (steel machining fragments), cast furnace iron and broken furnace iron. PSC Metals also processes non-ferrous metals including aluminum, copper, brass, stainless steel and nickel-bearing metals. Non-ferrous products are a significant raw material in the production of aluminum and copper alloys used in manufacturing. PSC Metals also operates a secondary products business that includes the supply of secondary plate and structural grade pipe that is sold into niche markets for counterweights, piling and foundations, construction materials and infrastructure end-markets. For the nine months ended September 30, 2009 and 2008, PSC Metals had three customers who accounted for approximately 29% of PSC Metals’ net sales and five customers who accounted for 40% of PSC Metals’ net sales, respectively.

d. Real Estate

Our Real Estate segment consists of rental real estate, property development and resort activities.

As of September 30, 2009 and December 31, 2008, we owned 30 and 31 rental real estate properties, respectively. Our property development operations are run primarily through Bayswater, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

2. Operating Units  – (continued)

development of approximately 335 and 870 units of residential housing, respectively. Both developments operate golf and resort operations as well.

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

For each of the three and nine months ended September 30, 2009 and 2008, our Real Estate operations recorded an impairment charge of $1 million and $2 million, respectively. The impairment charges were primarily attributable to inventory units at the Grand Harbor and Oak Harbor, Florida division.

During the second quarter of fiscal 2009, our Real Estate operations became aware that certain subcontractors had installed defective drywall manufactured in China (referred to herein as “Chinese drywall”) in a few of our Florida homes. Defective Chinese drywall appears to be an industry-wide issue as other homebuilders have publicly disclosed that they are experiencing problems related to defective Chinese drywall. Based on our assessment, we believe that only a limited number of previously constructed homes contain defective Chinese drywall. We believe the costs to repair homes containing defective Chinese drywall will be immaterial.

As of September 30, 2009 and December 31, 2008, $112 million and $121 million, respectively, of the net investment in financing leases, net real estate leased to others and resort properties, which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.

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

A relatively small number of customers have historically accounted for a significant portion of WPI’s net sales. For the nine months ended September 30, 2009 and 2008 net sales to six and seven customers amounted to 57% and 56%, respectively, of total WPI’s net sales.

Restructuring and Impairment

To improve WPI’s competitive position, WPI management intends to continue to reduce its cost of goods sold by restructuring its operations in the plants located in the United States, increasing production within its non-U.S. facilities and joint venture operation and sourcing goods from lower cost overseas facilities. In the second quarter of fiscal 2008, WPI entered into an agreement with a third party to manage the majority of its U.S. warehousing and distribution operations, which WPI consolidated into its Wagram, NC facility. In April 2009, as part of its ongoing restructuring activities, WPI announced the closure of certain of its manufacturing facilities located in the United States. In the future, the vast majority of the products currently manufactured or fabricated in these facilities will be sourced from plants located outside of the United States. As of September 30, 2009, $165 million of WPI’s assets were located outside of the United States, primarily in Bahrain.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

2. Operating Units  – (continued)

WPI incurred restructuring costs of $3 million and $13 million for the three and nine months ended September 30, 2009, respectively. This compares to restructuring costs of $5 million and $17 million for the three and nine months ended September 30, 2008, respectively. Included in restructuring expenses are cash charges associated with the ongoing costs of closed plants, employee severance, benefits and related costs and transition expenses. The amount of accrued restructuring costs at December 31, 2008 was $1 million. WPI paid $12 million of restructuring charges for the nine months ended September 30, 2009. As of September 30, 2009, the accrued liability balance was $2 million, which is included in accrued expenses and other liabilities in our consolidated balance sheet.

Total cumulative restructuring charges from August 8, 2005 (acquisition date) through September 30, 2009 were $71 million.

WPI anticipates that restructuring charges will continue to be incurred for the remainder of fiscal 2009. WPI anticipates incurring restructuring costs and impairment charges (exclusive of intangible asset impairment charges) in fiscal 2009 relating to the current restructuring plan between $21 million and $24 million primarily related to the continuing costs of its closed facilities, employee severance, benefits and related costs, transition expenses and impairment charges. Restructuring costs could be affected by, among other things, WPI’s decision to accelerate or delay its restructuring efforts. As a result, actual costs incurred could vary materially from these anticipated amounts.

WPI incurred non-cash impairment charges of $6 million and $8 million for the three and nine months ended September 30, 2009, respectively. This compares to $3 million and $5 million for the three and nine months ended September 30, 2008. Included in these impairment charges were impairment charges related to WPI’s trademarks of $5 million for the three and nine months ended September 30, 2009. In recording the impairment charges related to its plants, WPI compared estimated net realizable values of property, plant and equipment to their current carrying values. In recording impairment charges related to its trademarks, WPI compared the fair value of the intangible asset with its carrying value. The estimates of fair value of trademarks are determined using a discounted cash flow valuation methodology referred to as the “relief from royalty” methodology. Significant assumptions inherent in the “relief from royalty” methodology employed include estimates of appropriate marketplace royalty rates and discount rates. WPI’s trademark valuations will be evaluated further during its annual testing in the fourth quarter of fiscal 2009.

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

Home Fashion — Retail Stores

WPI closed all of its retail stores based on a comprehensive evaluation of the stores’ long-term growth prospects and their on-going value to the business. On October 18, 2007, WPI entered into an agreement to sell the inventory at all of its retail stores and subsequently ceased operations of its retail stores. Accordingly, it has reported the retail outlet stores business as discontinued operations for all periods presented. As a result of the sale, WPI incurred charges related to the termination of the leases relating to its retail outlet stores facilities. As of September 30, 2009 and December 31, 2008, the accrued lease termination liability balance was $2 million and $3 million, respectively, which is included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

3. Discontinued Operations and Assets Held for Sale  – (continued)

Real Estate

Operating properties are reclassified to held for sale when subject to a contract. The operations of such properties are classified as discontinued operations. There were no material changes to the properties classified as discontinued operations during the nine months ended September 30, 2009.

Results from Discontinued Operations

The financial position and results of operations for our former Gaming and certain portions of the Home Fashion and Real Estate segments described above are presented within other assets and accrued expenses and other liabilities in the consolidated balance sheets and discontinued operations in the consolidated statements of operations for all periods presented.

Results from discontinued operations for the three and nine months ended September 30, 2009 were a loss of $1 million and a gain of $1 million, respectively. Results from discontinued operations for the three and nine months ended September 30, 2008 were a loss of $2 million and a gain of $486 million, respectively. Results for the nine months ended September 30, 2008 included a gain on sale of discontinued operations of $472 million, net of income taxes of approximately $260 million, recorded on the sale of ACEP. With respect to the taxes recorded on the sale of ACEP, $103 million was recorded as a deferred tax liability pursuant to a Code 1031 Exchange transaction completed during the third quarter of fiscal 2008.

4. Related Party Transactions

Our amended and restated limited partnership agreement expressly permits us to enter into transactions with our general partner or any of its affiliates, including, without limitation, buying or selling properties from or to our general partner and any of its affiliates and borrowing and lending money from or to our general partner and any of its affiliates, subject to limitations contained in our partnership agreement and the Delaware Revised Uniform Limited Partnership Act. The indentures governing our indebtedness contain certain covenants applicable to transactions with affiliates.

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

a. Investment Management

Until August 8, 2007, Icahn Management LP (“Icahn Management”) elected to defer most of the management fees from the Offshore Funds and such amounts remain invested in the Offshore Funds. At September 30, 2009, the balance of the deferred management fees payable (included in accrued expenses and other liabilities) by the Offshore Funds to Icahn Management was $126 million. The deferred management fee payable increased by $33 million and decreased by $25 million for the nine months ended September 30, 2009 and 2008, respectively, due to the performance of the Private Funds.

Effective January 1, 2008, Icahn Capital LP (“Icahn Capital”) paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Carl C. Icahn (collectively, “Icahn Affiliates”), including administrative and investment services. Prior to January 1, 2008, Icahn & Co. LLC paid for such services. Under a separate expense-sharing agreement, Icahn Capital charged Icahn Affiliates $0.4 million and $1.4 million for such services for the three and nine months ended September 30, 2009, respectively. For the three and nine months ended September 30, 2008, Icahn Capital charged Icahn Affiliates $0.5 million and $1.3 million, respectively. As of September 30, 2009,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

4. Related Party Transactions  – (continued)

accrued expenses and other liabilities in the consolidated balance sheet included $1 million to be applied to Icahn Capital’s charges to Icahn Affiliates for services to be provided to them.

Carl C. Icahn, along with his affiliates, makes investments in the Private Funds (other than the amounts invested by Icahn Enterprises and its affiliates). These investments are not subject to special profits interest allocations or incentive allocations. As of September 30, 2009 and December 31, 2008, the total fair value of these investments was approximately $1.5 billion and $1.1 billion, respectively.

b. Metals

For the three and nine months ended September 30, 2008, PSC Metals sold material to Alliance Castings aggregating $7 million and $16 million, respectively. Such amounts were not material for the three and nine months ended September 30, 2009. Mr. Icahn is a major shareholder of Alliance Castings.

c. Administrative Services — Holding Company

For the three and nine months ended September 30, 2009, we paid an affiliate approximately $0.5 million and $1.6 million, respectively, and for the three and nine months ended September 30, 2008, we paid $0.6 million and $1.5 million, respectively, for the non-exclusive use of office space.

For each of the three and nine months ended September 30, 2009, we paid $0.1 million and $0.5 million, respectively, and for the three and nine months ended September 30, 2008, we paid $0.2 million and $0.6 million, to XO Holdings, Inc., an affiliate of Icahn Enterprises GP, our general partner, for telecommunications services.

The Holding Company provided certain professional services to an Icahn Affiliate for which it charged approximately $0.7 million and $2.3 million for the three and nine months ended September 30, 2009, respectively, and for each of the three and nine months ended September 30, 2008, we charged approximately $0.6 million and $1.7 million, respectively. As of September 30, 2009, accrued expenses and other liabilities in the consolidated balance sheet included $1.7 million to be applied to the Holding Company’s charges to the affiliate for services to be provided to it.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

5. Investments and Related Matters

a. Investment Management

Investments, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, and derivatives, all of which are reported at fair value in our consolidated balance sheets. The following table summarizes the Private Funds’ investments, securities sold, not yet purchased and unrealized gains and losses on derivatives (in millions of dollars):

	September 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments:
Common stock	$4,192	$3,130	$5,112	$2,826
Convertible preferred stock	30	6	30	9
Call options	8	—	41	41
Corporate debt	1,828	1,806	1,830	1,385
Total investments	$6,058	$4,942	$7,013	$4,261
Securities sold, not yet purchased, at fair value:
Common stock	$1,870	$2,083	$2,821	$2,273
Corporate debt	—	—	—	—
Total securities sold, not yet purchased, at fair value	$1,870	$2,083	$2,821	$2,273
Unrealized gains on derivative contracts, at fair value(1)	$1	$6	$74	$79
Unrealized losses on derivative contracts, at fair value(2)	$41	$112	$95	$440

(1)	Amounts are included in other assets in our consolidated financial statements.
(2)	Amounts are included in accrued expenses and other liabilities in our consolidated financial statements.

The General Partners adopted FASB ASC paragraph 946-810-45, Financial Services — Investment Companies — Consolidation — Other Presentation Matters, as of January 1, 2007. FASB ASC paragraph 946-810-45 provides guidance on whether investment company accounting should be retained in the financial statements of a parent entity. Upon the adoption of FASB ASC Topic paragraph 946-810-45, the General Partners lost their ability to retain specialized accounting. For those investments that (i) were deemed to be available-for-sale securities, (ii) fall outside the scope of FAS ASC Topic 320, Investments — Debt and Equity Securities, or (iii) the Private Funds would otherwise account for under the equity method, the Private Funds apply the fair value option. The application of the fair value option is irrevocable.

The Private Funds assess the applicability of equity method accounting with respect to their investments based on a combination of qualitative and quantitative factors, including overall stock ownership of the Private Funds combined with those of affiliates of Icahn Enterprises.

The Private Funds applied the fair value option to certain of its investments that would have otherwise been subject to the equity method of accounting. During the second quarter of fiscal 2009, the Private Funds determined that they no longer had significant influence over these investments based on a combination of qualitative and quantitative factors. As of September 30, 2009, the fair value of these investments was $14 million. For the three and nine months ended September 30, 2009, the Private Funds recorded an unrealized gain of $5 million and unrealized loss of $2 million, respectively, with respect to these investments.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

5. Investments and Related Matters  – (continued)

For the three and nine months ended September 30, 2008, the Private Funds recorded $15 million and $47 million, respectively, of unrealized losses with respect to these investments. Such amounts are included in net gain (loss) from investment activities in the consolidated statements of operations.

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

The consolidated VIEs consist of the Offshore Fund and each of the Offshore Master Funds. The Offshore GP sponsored the formation of and manages each of these VIEs and, in some cases, has an investment therein. In evaluating whether the Offshore GP is the primary beneficiary of such VIEs, the Offshore GP has considered the nature and extent of its involvement with such VIEs and whether it absorbs the majority of losses among other variable interest holders, including those variable interest holders who are deemed related parties or de facto agents. In most cases, the Offshore GP was deemed to be the primary beneficiary of such VIEs because it would absorb the majority of expected losses among other variable interest holders and its close association with such VIEs, including the ability to direct the business activities of such VIEs.

The following table presents information regarding interests in VIEs for which the Offshore GP holds a variable interest as of September 30, 2009 (in millions of dollars):

	Offshore GP is the Primary Beneficiary			Offshore GP is not the Primary Beneficiary
	Net Assets	Offshore GP’s Interests(1)	Pledged Collateral(2)	Net Assets	Offshore GP’s Interests(1)
Offshore Funds and Offshore Master Funds	$2,442	$32	$504	$643	$0.7

(1)	Amount principally represents the Offshore GP’s reinvested incentive allocations and therefore its maximum exposure to loss. Such amounts are subject to the financial performance of the Offshore Funds and Offshore Master Funds and are included in the Offshore GP’s net assets.
(2)	Includes collateral pledged in connection with securities sold, not yet purchased, derivative contracts and collateral held for securities loaned.

b. Automotive, Metals, Home Fashion and Holding Company

Investments for Automotive, Metals, Home Fashion and Holding Company consist of the following (in millions of dollars):

	September 30, 2009		December 31, 2008
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Marketable equity and debt securities – available for sale	$23	$17	$26	$19
Equity method investments and other	244	244	235	235
Total investments	$267	$261	$261	$254

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

5. Investments and Related Matters  – (continued)

With the exception of our Automotive segment as discussed below, it is our policy to apply the fair value option to all of our investments that would be subject to the equity method of accounting. We record unrealized gains and losses for the change in fair value of such investments as a component of net gain (loss) from investment activities in the consolidated statement operations. We believe that these investments, individually or in the aggregate, are not material to our consolidated financial statements.

The Holding Company previously had applied the fair value option to certain of its investments. The Holding Company held no positions with respect to these investments as of September 30, 2009. For the three and nine months ended September 30, 2008, the Holding Company recorded $99 million and $83 million, respectively, of unrealized gains with respect to these investments. Such amounts are included in net gain (loss) from investment activities in the consolidated statements of operations.

Investments in Non-Consolidated Affiliates

Federal-Mogul maintains investments in 14 non-consolidated affiliates, which are located in China, Germany, India, Italy, Japan, Korea, Turkey, the United Kingdom and the United States. Federal-Mogul’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investment in these affiliates approximates $232 million and $221 million at September 30, 2009 and December 31, 2008, respectively.

Equity earnings from non-consolidated affiliates amounted to $9 million and $14 million for the nine months ended September 30, 2009 and 2008, respectively, which are included in other income, net in our consolidated financial statements. For the nine months ended September 30, 2009, these entities generated sales of $351 million, net income of $27 million, and at September 30, 2009 had total net assets of approximately $494 million. Distributed dividends to Federal-Mogul from non-consolidated affiliates were $6 million for the nine months ended September 30, 2009.

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

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of September 30, 2009, the total amount of the contingent guarantee, were all triggering events to occur, approximated $60 million. Federal-Mogul believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting.

If this put option were exercised at its estimated current fair value, such exercise could have a material effect on Federal-Mogul’s liquidity. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

5. Investments and Related Matters  – (continued)

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

6. Fair Value Measurements

U.S. GAAP requires enhanced disclosures about investments that are measured and reported at fair value and has established a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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
September 30, 2009

6. Fair Value Measurements  – (continued)

The following table summarizes the valuation of the Private Funds’ investments by the above fair value hierarchy levels as of September 30, 2009 (in millions of dollars):

Investment Management

	Level 1	Level 2	Total
Assets
Investments	$3,130	$1,812	$4,942
Unrealized gains on derivative contracts(1)	—	6	6
	$3,130	$1,818	$4,948
Liabilities
Securities sold, not yet purchased, at fair value	$2,083	$—	$2,083
Unrealized losses on derivative contracts(2)	—	112	112
	$2,083	$112	$2,195

The changes in investments measured at fair value for which the Investment Management operations has used Level 3 input to determine fair value are as follows (in millions of dollars):

Balance at December 31, 2008	$56
Realized and unrealized losses, net	(56)
Purchases, net	—
Balance at September 30, 2009	$—
Unrealized losses included in earnings related to investments still held at reporting date	$(56)

Total realized and unrealized gains and losses recorded for Level 3 investments are reported in net gain (loss) from investment activities in the consolidated statements of operations.

Automotive, Holding Company and Other

	Level 1	Level 2	Total
Assets
Marketable equity and debt securities	$17	$—	$17
Derivative financial instruments(1)	—	3	3
	$17	$3	$20
Liabilities(2)
Derivative financial instruments	$—	$59	$59
	$—	$59	$59

(1)	Amounts are classified within other assets in our consolidated balance sheets.
(2)	Amounts are classified within accrued expenses and other liabilities in our consolidated balance sheets.

7. Financial Instruments

Certain derivative contracts executed by the Private Funds with a single counterparty or by our Automotive operations with a single counterparty are reported on a net-by counterparty basis where a legal right of offset exists under an enforceable netting agreement. Values for the derivative financial instruments, principally swaps, forwards, over-the-counter options and other conditional and exchange contracts are

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

7. Financial Instruments  – (continued)

reported on a net-by-counterparty basis. As a result, the net exposure to counterparties is reported in either other assets or accrued expenses and other liabilities in our consolidated balance sheets.

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

Securities sold, not yet purchased, at fair value represent obligations of the Private Funds to deliver the specified security, thereby creating a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk, as the Private Funds’ satisfaction of the obligations may exceed the amount recognized in the consolidated balance sheets. The Private Funds’ investments in securities and amounts due from brokers are partially restricted until the Private Funds satisfy the obligation to deliver the securities sold, not yet purchased.

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
September 30, 2009

7. Financial Instruments  – (continued)

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

The Private Funds may also purchase and write option contracts. As a writer of option contracts, the Private Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Private Funds are obligated to purchase or sell, at the holder’s option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Private Funds’ satisfaction of the obligations may exceed the amount recognized in the consolidated balance sheets. The Private Funds did not have any written put options at each of September 30, 2009 and December 31, 2008.

Certain terms of the Private Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2009 is $112 million.

At September 30, 2009, the Private Funds had approximately $449 million posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash within our consolidated balance sheet.

U.S. GAAP requires the disclosure of information about obligations under certain guarantee arrangements. Such guarantee arrangements requiring disclosure include contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.

The Private Funds have entered into certain derivative contracts, in the form of credit default swaps, which meet the accounting definition of a guarantee, whereby the occurrence of a credit event with respect to the issuer of the underlying financial instrument may obligate the Private Funds to make a payment to the swap counterparties. As of September 30, 2009 and December 31, 2008, the Private Funds have entered into such credit default swaps with a maximum notional amount of approximately $204 million and $604 million, respectively, with terms ranging from three months to three years. We estimate that our maximum exposure related to these credit default swaps approximates 25.6% of such notional amounts.

The following table presents the notional amount, fair value, underlying referenced credit obligation type and credit ratings for derivative contracts in which the Private Funds are assuming risk (in millions of dollars):

	September 30, 2009		December 31, 2008
Credit Derivative Type Derivative Risk Exposure	Notional Amount	Fair Value	Notional Amount	Fair Value	Underlying Reference Obligation
Single name credit default swaps:
Investment grade risk exposure	$40	$—	$408	$7	Corporate Credit
Below investment grade risk exposure	164	(22)	196	(106)	Corporate Credit
	$204	$(22)	$604	$(99)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

7. Financial Instruments  – (continued)

The following table presents the fair values of the Private Funds’ derivatives (in millions of dollars):

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives not designated as hedging instruments	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Interest rate contracts	$—	$20	$—	$18
Foreign exchange contracts	2	8	—	—
Equity contracts	4	—	6	17
Credit contracts	47	176	153	530
Sub-total	53	204	159	565
Netting across contract types(3)	(47)	(125)	(47)	(125)
Total(4)	$6	$79	$112	$440

(1)	Asset derivatives are located within other assets in our consolidated balance sheets.
(2)	Liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.
(3)	Represents the netting of receivables balances with payable balances for the same counterparty across contract types pursuant to netting agreements.
(4)	Excludes netting of cash collateral received and posted. The total collateral posted at September 30, 2009 was approximately $449 million across all counterparties.

The following table presents the effects of the Private Funds’ derivative instruments on the statement of operations for the three and nine months ended September 30, 2009 (in millions of dollars):

	Gain (Loss) Recognized in Income(1)
Derivatives not designated as hedging instruments	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Interest rate contracts	$5	$57
Foreign exchange contracts	1	(5)
Equity contracts	1	(66)
Credit contracts	181	366
	$188	$352

(1)	Gains (losses) recognized on the Private Funds’ derivatives are classified in net gain (loss) from investment activities within our consolidated statements of operations.

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

Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. Federal-Mogul had notional values of approximately $10 million and $5 million of foreign currency hedge contracts outstanding at September 30,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

7. Financial Instruments  – (continued)

2009 and December 31, 2008, respectively, of which substantially all mature in less than one year and all were designated as hedging instruments for accounting purposes. Unrealized net losses of $0.3 million and unrealized net gains of $1.0 million were recorded in accumulated other comprehensive loss as of September 30, 2009 and December 31, 2008, respectively. No hedge ineffectiveness was recognized during the three and nine months ended September 30, 2009.

During fiscal 2008, Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. As of September 30, 2009 and December 31, 2008, unrealized net losses of $56 million and $67 million, respectively, were recorded in accumulated other comprehensive loss as a result of these hedges. As of September 30, 2009, losses of $34 million are expected to be reclassified from accumulated other comprehensive loss to the consolidated statement of operations within the next 12 months. No hedge ineffectiveness was recognized for the three and nine months ended September 30, 2009.

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

Federal-Mogul had 214 and 364 commodity price hedge contracts outstanding with a combined notional value of $38 million and $91 million at September 30, 2009 and December 31, 2008, respectively, substantially all of which mature within one year. Of these outstanding contracts, 164 and 346 commodity price hedge contracts with a combined notional value of $26 million and $83 million at September 30, 2009 and December 31, 2008, respectively, were designated as hedging instruments for accounting purposes. Unrealized net losses of $2 million and $33 million were recorded in accumulated other comprehensive loss as of September 30, 2009 and December 31, 2008, respectively. Unrealized net gains of $0.2 million and $2 million were recognized in other income, net during the three and nine months ended September 30, 2009, respectively, associated with ineffectiveness on contracts designated as accounting hedges.

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

Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, retailers and installers of automotive aftermarket parts. Federal-Mogul’s credit evaluation process and the geographical

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

7. Financial Instruments  – (continued)

dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 5% of Federal-Mogul’s sales during the three and nine months ended September 30, 2009. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.

The following table presents the fair values of Federal-Mogul’s derivative instruments (in millions of dollars):

	Asset Derivatives(1)		Liability Derivatives(1)
Derivatives Designated as Cash Flow – Hedging Instruments	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Interest rate swap contracts	$—	$—	$(56)	$(67)
Commodity contracts	3	—	(5)	(37)
Foreign exchange contracts	—	1	—	—
	$3	$1	$(61)	$(104)

Derivatives not Designated as Hedging Instruments
Commodity contracts	$1	$—	$(1)	$(7)
	$1	$—	$(1)	$(7)

(1)	Federal-Mogul’s asset derivatives and liability derivatives are classified within accrued expenses and other liabilities on the consolidated balance sheets.

The following tables present the effect of Federal-Mogul’s derivative instruments on the consolidated statement of operations for the three and nine months ended September 30, 2009 (in millions of dollars):

For the three months ended September 30, 2009

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap contracts	$(20)	Interest expense	$(10)		$—
Commodity contracts	5	Cost of goods sold	(3)	Other income, net	0.2
Foreign exchange contracts	(1)	Cost of goods sold	1		—
	$(16)		$(12)		$0.2

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

7. Financial Instruments  – (continued)

For the nine months ended September 30, 2009

Derivatives Designated as Hedging Instruments	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)	Location of Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing
Interest rate swap contracts	$(17)	Interest expense	$(27)		$—
Commodity contracts	18	Cost of goods sold	(16)	Other income, net	2
Foreign exchange contracts	—	Cost of goods sold	1		—
	$1		$(42)		$2

		Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Commodity contracts	Cost of goods sold	$(2)	$(6)
Commodity contracts	Other income, net	3	3
		$1	$(3)

8. Inventories, Net

Our consolidated inventories, net consist of the following (in millions of dollars):

	September 30, 2009	December 31, 2008
Raw materials:
Automotive	$150	$166
Home Fashion	11	12
	161	178
Work in process:
Automotive	119	125
Home Fashion	29	33
	148	158
Finished Goods:
Automotive	572	603
Home Fashion	84	87
	656	690
Metals:
Ferrous	20	27
Non-ferrous	8	5
Secondary	24	35
	52	67
Total inventories, net	$1,017	$1,093

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

9. Goodwill and Intangible Assets, Net

Goodwill and Intangible assets, net consist of the following (in millions of dollars):

		September 30, 2009			December 31, 2008
Description	Amortization Periods	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Automotive	1 – 22 years	$640	$(113)	$527	$640	$(76)	$564
Metals	5 – 15 years	11	(4)	7	11	(2)	9
Real Estate	12 – 12.5 years	121	(12)	109	—	—	—
		$772	$(129)	643	$651	$(78)	573
Indefinite-lived intangible assets:
Automotive				354			354
Metals				—			3
Home Fashion				8			13
				362			370
Total intangible assets, net				$1,005			$943
Goodwill:
Automotive				$1,045			$1,076
Metals				—			10
Total goodwill				$1,045			$1,086

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

During fiscal 2009, Federal-Mogul identified $35 million of corrections associated with the pushdown of final fresh-start values to the individual operating entities pertaining to certain balance sheet accounts (principally deferred taxes and accumulated other comprehensive loss) that were necessary to properly state goodwill. Accordingly, Federal-Mogul recorded these balance sheet corrections during fiscal 2009, which reduced its goodwill balance by $35 million.

For the three and nine months ended September 30, 2009, Federal-Mogul recorded amortization expense of $12 million and $37 million, respectively, associated with definite-lived intangible assets. For the three months ended September 30, 2008 and for the period March 1, 2008 through September 30, 2008, Federal-Mogul recorded amortization expense of $22 million and $46 million, respectively. Federal-Mogul utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets.

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

Our Metals segment’s sales for the first quarter of fiscal 2009 declined significantly as the demand and prices for scrap fell to extremely low levels due to historically low steel mill capacity utilization rates and declines in other sectors of the economy served by our Metals segment. Given the indication of a potential impairment, our Metals segment completed a valuation utilizing discounted cash flows based on current

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

9. Goodwill and Intangible Assets, Net  – (continued)

market conditions. This valuation resulted in an impairment loss for goodwill and other indefinite-lived intangible assets of $13 million which was recorded in the first quarter of fiscal 2009, eliminating all goodwill and indefinite-lived intangibles from our Metals segment’s balance sheet.

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

Values of properties are determined on an as-if vacant basis at acquisition date. The estimated fair value of acquired in-place leases are the costs our Real Estate operations would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, operating costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, our Real Estate operations evaluates the time period over which such occupancy levels would be achieved. Such evaluation includes an estimate of the net lost market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would have been incurred during the lease-up period. Our Real Estate operations allocate a portion of the purchase price to tenant relationships considering various factors including tenant profile and the credit risk of the tenant. Acquired in-place leases and tenant relationships as of the date of acquisition are amortized over the remaining terms of the respective leases.

In August 2008, our Real Estate operations acquired two net leased properties for $465 million pursuant to an Internal Revenue Code Section 1031 exchange. The results of operations of the properties have been included in the consolidated financial statements since the date of acquisition. The aggregate purchase price of $465 million was allocated to the following assets acquired, based on their fair values: land $90 million, buildings and improvements $254 million and $121 million attributable to definite-lived intangible assets relating to values determined for in-place leases and tenant relationships. The allocation of the purchase price was completed in the second quarter of fiscal 2009, resulting in a reclassification of $121 million to definite-lived intangible assets which were initially classified as property, plant and equipment, net. The definite-lived intangible assets are being amortized over the 12 – 12.5 year initial term of the respective leases.

Home Fashion

During the third quarter of fiscal 2009, WPI recorded an impairment charge of $5 million related to its trademarks. In recording impairment charges related to its trademarks, WPI compared the fair value of the intangible asset with its carrying value. The estimates of fair value of trademarks are determined using a discounted cash flow valuation methodology referred to as the “relief from royalty” methodology. Significant assumptions inherent in the “relief from royalty” methodology employed include estimates of appropriate marketplace royalty rates and discount rates. WPI’s trademark valuations will be evaluated further during its annual testing in the fourth quarter of fiscal 2009.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

10. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions of dollars):

	September 30, 2009	December 31, 2008
Land	$307	$307
Buildings and improvements	524	492
Machinery, equipment and furniture	1,772	1,605
Assets leased to others	474	590
Construction in progress	267	275
	3,344	3,269
Less accumulated depreciation and amortization	(632)	(391)
Property, plant and equipment, net	$2,712	$2,878

Depreciation and amortization expense from continuing operations related to property, plant and equipment for the three and nine months ended September 30, 2009 was $71 million and $215 million, respectively. For the three and nine months ended September 30, 2008, depreciation and amortization expense was $72 million and $169 million, respectively.

11. Equity Attributable to Non-Controlling Interests

Equity attributable to non-controlling interests consists of the following (in millions of dollars):

	September 30, 2009	December 31, 2008
Investment Management	$4,079	$3,560
Automotive	300	276
Home Fashion and other	88	108
Total equity attributable to non-controlling interests	$4,467	$3,944

Investment Management

The Investment Management segment consolidates those entities in which it (i) has an investment of more than 50% and has control over significant operating, financial and investing decisions of the entity, (ii) has a controlling general partner interest or (iii) is the primary beneficiary of a VIE. The Investment Funds and the Offshore Fund are consolidated into our financial statements even though we have only a minority interest in the equity and income of these funds. As a result, our consolidated financial statements reflect the assets, liabilities, revenues, expenses and cash flows of these funds on a gross basis, rather than reflecting only the value of our investments in such funds. As of September 30, 2009, the net asset value of the consolidated Private Funds on our consolidated balance sheet was approximately $5.5 billion, which includes the net asset value of our investments in these consolidated funds of approximately $1.4 billion.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

12. Debt

Debt consists of the following (in millions of dollars):

	September 30, 2009	December 31, 2008
Senior unsecured variable rate convertible notes due 2013 – Icahn Enterprises	$556	$556
Senior unsecured 7.125% notes due 2013 – Icahn Enterprises	962	961
Senior unsecured 8.125% notes due 2012 – Icahn Enterprises	352	352
Exit facilities – Federal-Mogul	2,567	2,495
Mortgages payable	115	123
Other	82	84
Total debt	$4,634	$4,571

Senior Unsecured Variable Rate Convertible Notes Due 2013 — Icahn Enterprises

In April 2007, we issued an aggregate of $600 million of variable rate senior convertible notes due 2013 (the “variable rate notes”). The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and issued pursuant to an indenture dated as of April 5, 2007, by and among us, as issuer, Icahn Enterprises Finance Corp. (“Icahn Enterprises Finance”), as co-issuer, and Wilmington Trust Company, as trustee. Icahn Enterprises Finance, our wholly owned subsidiary, was formed solely for the purpose of serving as a co-issuer of our debt securities in order to facilitate offerings of the debt securities. Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the variable rate notes. The variable rate notes bear interest at a rate of three-month LIBOR minus 125 basis points, but the all-in-rate can be no less than 4.0% nor more than 5.5%, and are convertible into our depositary units at a conversion price of $132.595 per depositary unit per $1,000 principal amount, subject to adjustments in certain circumstances. Pursuant to the indenture governing the variable rate notes, on October 5, 2008, the conversion price was adjusted downward to $105.00 per depositary unit per $1,000 principal amount. As of September 30, 2009, the interest rate was 4.0%. The interest on the variable rate notes is payable quarterly on each January 15, April 15, July 15 and October 15. The variable rate notes mature on August 15, 2013, assuming they have not been converted to depositary units before their maturity date.

In the event that we declare a cash dividend or similar cash distribution in any calendar quarter with respect to our depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits and/or stock dividends), the indenture governing the variable rate notes requires that we simultaneously make such distribution to holders of the variable rate notes in accordance with a formula set forth in the indenture. For the nine months ended September 30, 2009, we paid an aggregate cash distribution of $3 million to holders of our variable rate notes in respect to our distributions payment to our depositary unitholders. Such amounts have been classified as interest expense.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

12. Debt  – (continued)

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

As of September 30, 2009 and December 31, 2008, we are in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the applicable indentures. Additionally, as of September 30, 2009, based on certain minimum financial ratios, we and Icahn Enterprises Holdings could not incur additional indebtedness.

Senior Secured Revolving Credit Facility — Icahn Enterprises

On August 21, 2006, we and Icahn Enterprises Finance as the borrowers, and certain of our subsidiaries, as guarantors, entered into a credit agreement with Bear Stearns Corporate Lending Inc., as administrative agent, and certain other lender parties. On July 20, 2009, we terminated the credit agreement as we determined that it was no longer necessary. There were no borrowings under the facility as of the termination date. We did not incur any early termination penalties.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

12. Debt  – (continued)

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

Under the Exit Facilities, Federal-Mogul had $50 million and $57 million of letters of credit outstanding at September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009 and December 31, 2008, the borrowing availability under the revolving credit facility was $518 million and $476 million, respectively.

The obligations of Federal-Mogul under the Exit Facilities are guaranteed by substantially all of its domestic subsidiaries and certain foreign subsidiaries, and are secured by substantially all personal property and certain real property of Federal-Mogul and such guarantors, subject to certain limitations. The liens granted to secure these obligations and certain cash management and hedging obligations have first priority.

The Exit Facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on (i) investments; (ii) certain acquisitions, mergers or consolidations; (iii) sale and leaseback transactions; (iv) certain transactions with affiliates; and (v) dividends and other payments in respect of capital stock. At each of September 30, 2009 and December 31, 2008, Federal-Mogul was in compliance with all debt covenants under the Exit Facilities.

Mortgages Payable

Mortgages payable, all of which are non-recourse to us, bear interest at rates between 4.97% and 7.99% and have maturities between June 30, 2011 and October 1, 2028.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

12. Debt  – (continued)

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

As of September 30, 2009, there were no borrowings under the agreement, but there were outstanding letters of credit of $13 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of $47 million at September 30, 2009.

Sale of Previously Purchased Debt

During the third quarter of fiscal 2009, we received proceeds of $60 million from the sale of previously purchased debt of entities included in our consolidated financial statements in the principal amount of $80 million.

13. Compensation Arrangements

Investment Management

Effective January 1, 2008, the General Partners amended employment agreements with certain of their employees whereby such employees have been granted rights to participate in a portion of the special profits interest allocations (in certain cases, whether or not such special profits interest is earned by the General Partners) effective January 1, 2008 and incentive allocations earned by the General Partners, typically net of certain expenses and generally subject to various vesting provisions. The vesting period of these rights is generally between two and seven years, and such rights expire at the end of the contractual term of each respective employment agreement. The unvested amounts and vested amounts that have not been withdrawn by the employee generally remain invested in the Investment Funds and earn the rate of return of these funds, before the effects of any special profits interest allocations effective January 1, 2008 or incentive allocations, which are waived on such amounts. Accordingly, these rights are accounted for as liabilities and are remeasured at fair value each reporting period until settlement.

The General Partners recorded compensation expense of $2 million and $12 million related to these rights for the three and nine months ended September 30, 2009, respectively. This compares to $1 million and $3 million for the three and nine months ended September 30, 2008, respectively. Compensation expense is included in selling, general and administrative expenses within our consolidated statements of operations. Compensation expense arising from grants in special profits interest allocations and incentive allocations are recognized in the consolidated financial statements over the vesting period. Accordingly, unvested balances of special profits interest allocations and incentive allocations allocated to certain employees are not reflected in the consolidated financial statements. Unvested amounts not yet recognized as compensation expense within the consolidated statements of operations were $2 million as of September 30, 2009 and $4 million as of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

13. Compensation Arrangements  – (continued)

December 31, 2008. That cost is expected to be recognized over a weighted average of 3.0 years as of September 30, 2009. Cash paid to settle rights that had been withdrawn for the nine months ended September 30, 2009 was $7 million. Cash paid to settle rights that had been withdrawn for the nine months ended September 30, 2008 was $5 million.

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

On February 15, 2008, Federal-Mogul entered into a Stock Option Agreement with Mr. Alapont (the “CEO Stock Option Agreement”), which was subsequently approved by Federal-Mogul’s stockholders effective July 28, 2008. The CEO Stock Option Agreement grants Mr. Alapont a non-transferable, non-qualified option (the “CEO Option”) to purchase up to 4,000,000 shares of Federal-Mogul’s common stock subject to the terms and conditions described below. The exercise price for the CEO Option is $19.50 per share, which is at least equal to the fair market value of a share of Federal-Mogul’s common stock on the date of grant of the CEO Option. In no event may the CEO Option be exercised, in whole or in part, after December 27, 2014. The CEO Stock Option Agreement provides for vesting as follows: 80% of the shares of common stock subject to the CEO Option vested as of September 30, 2009 and the final 20% of the shares of common stock subject to the CEO Option shall vest on March 23, 2010.

Federal-Mogul revalued the options granted to Mr. Alapont at September 30, 2009, resulting in a revised fair value of $18 million. During the three and nine months ended September 30, 2009, Federal-Mogul recognized $6 million and $13 million, respectively, in expense associated with these options. As a result of lower revised value of options during fiscal 2008, Federal-Mogul recognized income of $4 million and $6 million for the three months ended September 30, 2008 and for the period March 1, 2008 through September 30, 2008, respectively. Since the deferred compensation agreement provides for net cash settlement at the option of Mr. Alapont, the CEO Option is treated as a liability award and the vested portion of the CEO Option, aggregating $16 million, has been recorded as a liability as of September 30, 2009. The remaining $2 million of total unrecognized compensation cost as of September 30, 2009 related to non-vested stock options is expected to be recognized ratably over the remaining term of Mr. Alapont’s employment agreement.

Key assumptions and related option-pricing models used by Federal-Mogul are summarized in the following table:

	September 30, 2009 Valuation
	Plain Vanilla Options	Options Connected to Deferred Compensation	Deferred Compensation
Valuation Model	Black-Scholes	Monte Carlo	Monte Carlo
Expected volatility	67%	67%	67%
Expected dividend yield	0%	0%	0%
Risk-free rate over the estimated expected option life	1.32%	1.43%	1.43%
Expected option life (in years)	2.68	2.87	2.87

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

14. Pensions, Other Postemployment Benefits and Employee Benefit Plans

Automotive

Federal-Mogul sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Benefits”) for certain employees and retirees around the world. Federal-Mogul funds the Pension Benefits based on the funding requirements of federal and international laws and regulations in advance of benefit payments and the Other Benefits as benefits are provided to participating employees. The net periodic benefit costs for the three and nine months ended September 30, 2009 were $33 million and $98 million, respectively. For the three months ended September 30, 2008 and for the period March 1, 2008 through September 30, 2008 the net periodic benefit costs were $16 million and $39 million, respectively.

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

Pursuant to the terms of the preferred units, on February 23, 2009, we declared our scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference per preferred unit of $10.00. The distribution was paid on March 31, 2009 to holders of record as of March 17, 2009. A total of 624,925 additional preferred units were issued. As of September 30, 2009, the number of authorized preferred units was 14,100,000. As of September 30, 2009 and December 31, 2008, 13,127,179 and 12,502,254 preferred units were issued and outstanding, respectively.

We recorded $2 million and $5 million of interest expense for the three and nine months ended September 30, 2009, respectively, and $2 million and $5 million for the three and nine months ended September 30, 2008, respectively, in connection with the preferred units distribution.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

16. Net Income per LP Unit  – (continued)

The following table sets forth the allocation of net income (loss) attributable to Icahn Enterprises from continuing operations allocable to limited partners and the computation of basic and diluted income (loss) per LP unit for the periods indicated (in millions of dollars, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income (loss) attributable to Icahn Enterprises from continuing operations	$111	$25	$240	$(61)
Less: Income from common control acquisitions allocated to general partner	—	—	—	(30)
	111	25	240	(91)
Basic income (loss) attributable to Icahn Enterprises from continuing operations allocable to limited partners (98.01% share of income or loss)	$109	$25	$235	$(89)
Basic (loss) income attributable to Icahn Enterprises from discontinued operations allocable to limited partners	$(1)	$(2)	$1	$501 (1)
Basic income (loss) per LP Unit:
Income (loss) from continuing operations per LP unit	$1.45	$0.34	$3.13	$(1.27)
(Loss) income from discontinued operations per LP unit	(0.01)	(0.02)	0.02	7.10
	$1.44	$0.32	$3.15	$5.83
Basic weighted average LP units outstanding	75	70	75	70
Diluted income (loss) per LP Unit:
Income (loss) from continuing operations per LP unit	$1.40	$0.34	$3.04	$(1.27)
(Loss) income from discontinued operations per LP unit	(0.01)	(0.02)	0.01	7.10
	$1.39	$0.32	$3.05	$5.83
Dilutive weighted average LP units outstanding	84	70	79	70

(1)	Includes a charge of $25 allocated to the general partner relating to the sale of ACEP.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

16. Net Income per LP Unit  – (continued)

The effect of dilutive securities in computing diluted income (loss) per LP unit is as follows (in millions):

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Income	Shares	Income	Shares
Redemption of preferred LP units	$2	4	$5	4
Variable rate notes	7	5	—	—

The income effect from the redemption of preferred LP units and the variable rate notes represents the add-back to income for interest expense accruals.

As their effect would have been anti-dilutive, the following equivalent units have been excluded from the weighted average LP units outstanding for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Redemption of preferred LP units	—	2	—	2
Variable rate notes	—	5	5	5

17. Segment Reporting

As of September 30, 2009, our five reportable segments are: (1) Investment Management; (2) Automotive; (3) Metals; (4) Real Estate and (5) Home Fashion. Our Investment Management segment provides investment advisory and certain administrative and back office services to the Private Funds, but does not provide such services to any other entities, individuals or accounts. Our Automotive segment consists of Federal-Mogul. Our Metals segment consists of PSC Metals. Our Real Estate segment consists of rental real estate, residential property development and the operation of resort properties associated with our residential developments. Our Home Fashion segment consists of WPI. In addition to our five reportable segments, we present the results of the Holding Company which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

17. Segment Reporting  – (continued)

	Three Months Ended September 30, 2009
	Investment Management					Automotive	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management
Revenues
Net sales	$—		$—	$—	$—	$1,380	$132	$13	$94	$—	$1,619
Special profits interest allocations	23		—	(23)	—	—	—	—	—	—	—
Incentive allocations	—		—	—	—	—	—	—	—	—	—
Net gain from investment activities	123	(1)	448	(123)	448	—	—	—	—	4	452
Interest and dividend income	—		74	—	74	2	—	2	—	3	81
Other income, net	—		—	—	—	15	—	11	4	—	30
	146		522	(146)	522	1,397	132	26	98	7	2,182
Expenses
Cost of goods sold	—		—	—	—	1,168	126	4	86	—	1,384
Selling, general and administrative	8		24	—	32	184	5	15	18	3	257
Restructuring and impairment	—		—	—	—	—	—	1	9	—	10
Interest expense	—		2	—	2	34	—	2	—	35	73
	8		26	—	34	1,386	131	22	113	38	1,724
Income (loss) from continuing operations before income tax (expense) benefit	138		496	(146)	488	11	1	4	(15)	(31)	458
Income tax benefit (expense)	—		—	—	—	5	1	—	(1)	—	5
Income (loss) from continuing operations	138		496	(146)	488	16	2	4	(16)	(31)	463
Less: (Income) loss attributable to non-controlling interests from continuing operations	—		(464)	114	(350)	(8)	—	—	6	—	(352)
Income (loss) attributable to Icahn Enterprises from continuing operations	$138		$32	$(32)	$138	$8	$2	$4	$(10)	$(31)	$111

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

17. Segment Reporting  – (continued)

	Three Months Ended September 30, 2008
	Investment Management					Automotive	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management
Revenues
Net sales	$—		$—	$—	$—	$1,692	$406	$19	$108	$—	$2,225
Special profits interest allocations	—		—	—	—	—	—	—	—	—	—
Incentive allocations	—		—	—	—	—	—	—	—	—	—
Net (loss) gain from investment activities	(63	)(1)	(658)	63	(658)	—	—	—	—	104	(554)
Interest and dividend income	—		63	—	63	13	—	2	—	11	89
Other income, net	—		—	—	—	20	1	7	8	—	36
	(63)		(595)	63	(595)	1,725	407	28	116	115	1,796
Expenses
Cost of goods sold	—		—	—	—	1,413	364	7	100	—	1,884
Selling, general and administrative	7		22	—	29	215	10	14	19	5	292
Restructuring and impairment	—		—	—	—	11	—	1	8	—	20
Interest expense	—		6	—	6	60	—	1	—	34	101
	7		28	—	35	1,699	374	23	127	39	2,297
(Loss) income from continuing operations before income tax (expense) benefit	(70)		(623)	63	(630)	26	33	5	(11)	76	(501)
Income tax (expense) benefit	—		—	—	—	(19)	(14)	—	1	(1)	(33)
(Loss) income from continuing operations	(70)		(623)	63	(630)	7	19	5	(10)	75	(534)
Less: Loss (income) attributable to non-controlling interests from continuing operations	—		617	(57)	560	(5)	—	—	4	—	559
(Loss) income attributable to Icahn Enterprises from continuing operations	$(70)		$(6)	$6	$(70)	$2	$19	$5	$(6)	$75	$25

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

17. Segment Reporting  – (continued)

	Nine Months Ended September 30, 2009
	Investment Management					Automotive	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management
Revenues
Net sales	$—		$—	$—	$—	$3,922	$272	$33	$264	$—	$4,491
Special profits interest allocations	144		—	(144)	—	—	—	—	—	—	—
Incentive allocations	—		—	—	—	—	—	—	—	—	—
Net gain from investment activities	344	(1)	1,391	(344)	1,391	—	—	—	—	—	1,391
Interest and dividend income	—		184	—	184	5	—	5	—	6	200
Other income, net	—		—	—	—	49	1	33	6	—	89
	488		1,575	(488)	1,575	3,976	273	71	270	6	6,171
Expenses
Cost of goods sold	—		—	—	—	3,355	289	12	242	—	3,898
Selling, general and administrative	27		74	—	101	566	13	45	54	10	789
Restructuring and impairment	—		—	—	—	40	13	2	21	—	76
Interest expense	—		3	—	3	100	—	6	1	102	212
	27		77	—	104	4,061	315	65	318	112	4,975
Income (loss) from continuing operations before income tax (expense) benefit	461		1,498	(488)	1,471	(85)	(42)	6	(48)	(106)	1,196
Income tax (expense) benefit	(2)		—	—	(2)	11	17	—	(1)	—	25
Income (loss) from continuing operations	459		1,498	(488)	1,469	(74)	(25)	6	(49)	(106)	1,221
Less: (income) loss attributable to non-controlling interests from continuing operations	—		(1,333)	323	(1,010)	12	—	—	17	—	(981)
Income (loss) attributable to Icahn Enterprises from continuing operations	$459		$165	$(165)	$459	$(62)	$(25)	$6	$(32)	$(106)	$240

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

17. Segment Reporting  – (continued)

	Nine Months Ended September 30, 2008
	Investment Management					Automotive(2)	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management
Revenues
Net sales	$—		$—	$—	$—	$4,333	$1,143	$58	$318	$—	$5,852
Special profits interest allocations	—		—	—	—	—	—	—	—	—	—
Incentive allocations	—		—	—	—	—	—	—	—	—	—
Net (loss) gain from investment activities	(134	)(1)	(1,456)	134	(1,456)	—	—	—	—	97	(1,359)
Interest and dividend income	—		166	—	166	30	—	7	2	45	250
Other income, net	—		—	—	—	29	1	10	8	—	48
	(134)		(1,290)	134	(1,290)	4,392	1,144	75	328	142	4,791
Expenses
Cost of goods sold	—		—	—	—	3,593	996	26	294	—	4,909
Selling, general and administrative	25		23	—	48	527	25	34	69	20	723
Restructuring and impairment	—		—	—	—	14	—	2	22	—	38
Interest expense	—		9	—	9	136	—	5	1	102	253
	25		32	—	57	4,270	1,021	67	386	122	5,923
(Loss) income from continuing operations before income tax (expense) benefit	(159)		(1,322)	134	(1,347)	122	123	8	(58)	20	(1,132)
Income tax (expense) benefit	—		—	—	—	(62)	(49)	—	—	2	(109)
(Loss) income from continuing operations	(159)		(1,322)	134	(1,347)	60	74	8	(58)	22	(1,241)
Less: (loss) income attributable to non-controlling interests from continuing operations	—		1,308	(120)	1,188	(28)	—	—	20	—	1,180
(Loss) income attributable to Icahn Enterprises from continuing operations	$(159)		$(14)	$14	$(159)	$32	$74	$8	$(38)	$22	$(61)

(1)	Through September 30, 2009, we have made investments aggregating $1.2 billion in the Private Funds for which no special profits interest allocations or incentive allocations are applicable. As of September 30, 2009, the total value of these investments is $1.2 billion, with an unrealized gain of $114 million and $323 million for the three and nine months ended September 30, 2009, respectively, and unrealized losses of $57 million and $120 million for the three and nine months ended September 30, 2008, respectively. These investments and related earnings are reflected in the Private Funds’ net assets and earnings.
(2)	Automotive results are for the period March 1, 2008 through September 30, 2008.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

17. Segment Reporting  – (continued)

Condensed balance sheets by reportable segment as of September 30, 2009 and December 31, 2008 are presented below (in millions of dollars).

	September 30, 2009
	Investment Management	Automotive	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
ASSETS
Cash and cash equivalents	$3	$784	$20	$184	$86	$1,016	$2,093
Cash held at consolidated affiliated partnerships and restricted cash	3,235	—	7	7	—	15	3,264
Investments	4,942	232	3	—	11	15	5,203
Accounts receivable, net	—	1,083	58	14	79	8	1,242
Inventories, net	—	841	52	—	124	—	1,017
Property, plant and equipment, net	—	1,891	109	575	134	3	2,712
Goodwill and intangible assets, net	—	1,926	7	109	8	—	2,050
Other assets	211	333	48	8	41	32	673
Total assets	$8,391	$7,090	$304	$897	$483	$1,089	$18,254
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$358	$1,848	$50	$35	$62	$266	$2,619
Securities sold, not yet purchased, at fair value	2,083	—	—	—	—	—	2,083
Due to brokers	441	—	—	—	—	—	441
Postemployment benefit liability	—	1,342	—	—	—	—	1,342
Debt	—	2,645	2	117	—	1,870	4,634
Total liabilities	2,882	5,835	52	152	62	2,136	11,119
Equity attributable to Icahn Enterprises	1,430	955	252	745	357	(1,071)	2,668
Equity attributable to non-controlling interests	4,079	300	—	—	64	24	4,467
Total equity	5,509	1,255	252	745	421	(1,047)	7,135
Total liabilities and equity	$8,391	$7,090	$304	$897	$483	$1,089	$18,254

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

17. Segment Reporting  – (continued)

	December 31, 2008
	Investment Management	Automotive	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
ASSETS
Cash and cash equivalents	$5	$888	$52	$167	$131	$1,369	$2,612
Cash held at consolidated affiliated partnerships and restricted cash	3,862	40	7	2	1	35	3,947
Investments	4,261	221	4	—	13	16	4,515
Accounts receivable, net	—	939	52	7	59	—	1,057
Inventories, net	—	894	67	—	132	—	1,093
Property, plant and equipment, net	—	1,911	107	707	150	3	2,878
Goodwill and intangible assets, net	—	1,994	22	—	13	—	2,029
Other assets	236	335	37	13	33	30	684
Total assets	$8,364	$7,222	$348	$896	$532	$1,453	$18,815
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,106	$2,068	$68	$30	$58	$284	$3,614
Securities sold, not yet purchased, at fair value	2,273	—	—	—	—	—	2,273
Due to brokers	713	—	—	—	—	—	713
Postemployment benefit liability	—	1,302	—	—	—	—	1,302
Debt	—	2,576	3	123	—	1,869	4,571
Total liabilities	4,092	5,946	71	153	58	2,153	12,473
Equity attributable to Icahn Enterprises	712	1,000	277	743	390	(724)	2,398
Equity attributable to non-controlling interests	3,560	276	—	—	84	24	3,944
Total equity	4,272	1,276	277	743	474	(700)	6,342
Total liabilities and equity	$8,364	$7,222	$348	$896	$532	$1,453	$18,815

18. Income Taxes

We recorded an income benefit of $5 million and $25 million on pre-tax income of $458 million and $1.2 billion for the three and nine months ended September 30, 2009, respectively. We recorded an income tax expense of $33 million and $109 million on pre-tax loss of $501 million and $1.1 billion for the three and nine months ended September 30, 2008, respectively. Our effective income tax rate was (1.0)% and (2.1)% for the three and nine months ended September 30, 2009 compared to (6.6)% and (9.6)% for the three and nine months ended September 30, 2008. The difference between the effective tax rate and the statutory federal rate of 35% is due principally to income or losses from partnership entities in which taxes are the responsibility of the partners, as well as changes in valuation allowances.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

19. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following (in millions of dollars):

	September 30, 2009	December 31, 2008
Postemployment benefits, net of tax	$(328)	$(341)
Hedge instruments	(73)	(101)
Translation adjustments and other	(232)	(310)
	$(633)	$(752)

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

Federal-Mogul has commenced a lawsuit in Ohio against a number of insurers relating to insurance indemnification for costs arising from environmental releases from industrial operations of the predecessor company prior to 1986. Most of the insurer-defendants in this lawsuit have been dismissed because of settlements that Federal-Mogul has reached with them. The case is proceeding against several non-settling insurers. The settlements with insurers reached by Federal-Mogul during the nine months ended September 30, 2009 resulted in a net recovery to Federal-Mogul of $12 million. Federal-Mogul continues to engage in settlement discussions with several of the remaining parties in the case, although no assurances can be given regarding the outcome of such discussions.

Total environmental reserves were $23 million and $26 million at September 30, 2009 and December 31, 2008, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheet.

Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment’s results of operations could be

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

20. Commitments and Contingencies  – (continued)

materially affected. At September 30, 2009, Federal-Mogul estimates reasonably possible material additional losses above and beyond its best estimate of required remediation costs as recorded approximately $47 million.

Conditional Asset Retirement Obligations

Federal-Mogul records conditional asset retirement obligations (“CARO”) when the amount can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $26 million and $27 million as of September 30, 2009 and December 31, 2008, respectively, for CARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of CARO.

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

For those sites that Federal-Mogul identifies in the future for closure or sale, or for which it otherwise believes it has a reasonable basis to assign probabilities to a range of potential settlement dates, Federal-Mogul will review these sites for both CARO and impairment issues.

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

If we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it. In addition, we consolidated the balance sheet of WPI as of September 30, 2009 and WPI’s results of operations for the period from the date of acquisition (August 8, 2005) through September 30, 2009. If we were to own less than 50% of the outstanding common stock or the challenge to our preferred stock ownership is successful, we would have to evaluate whether we should consolidate WPI and, if so, our consolidated financial statements could be materially different from those presented for all periods presented.

National Energy Group, Inc.

National Energy Group, Inc. (“NEGI”) is a defendant, together with Icahn Enterprises and various individuals, including one of our current directors, as additional defendants, in a purported stockholder derivative and class action lawsuit alleging that among other things, certain of NEGI’s current and former

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

20. Commitments and Contingencies  – (continued)

officers and directors breached their fiduciary duties to NEGI and its stockholders in connection with NEGI’s sale of its 50% interest in an oil and gas holding company. Following such disposition, NEGI has had no business and its principal assets consist of cash and short-term investments which currently aggregate approximately $48 million. In March, 2008, NEGI dissolved and filed a Form 15 with the SEC deregistering its securities with the SEC under the Exchange Act. As a result, NEGI’s status as a public company has been suspended. No cash distributions will be made to NEGI’s shareholders until the NEGI board determines that NEGI has paid, or made adequate provision for the payment of, its liabilities and obligations, including any liabilities relating to the lawsuit.

NEGI believes it has meritorious defenses to all claims and will vigorously defend the action; however, we cannot predict the outcome of the litigation on us or on our interest in NEGI.

PSC Metals

Environmental Matters

PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question. PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of September 30, 2009 and December 31, 2008. If it is determined that PSC has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.

Certain of PSC Metals’ facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals’ operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management’s judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $24 million at each of September 30, 2009 and December 31, 2008. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.

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

Investment Management

Based on values at September 30, 2009, the Private Funds have received redemption notices of approximately 7.5% of AUM payable as of December 31, 2009.

21. Subsequent Events

Subsequent to September 30, 2009, our Investment Management operations received $17 million in subscriptions from fee-paying limited partners, of which $5 million was received prior to October 1, 2009 and is reflected as a liability in the consolidated balance sheets.

Subsequent to September 30, 2009, we invested an additional $500 million into the Private Funds.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

21. Subsequent Events  – (continued)

Declaration of Distribution on Depositary Units

On October 28, 2009, the Board of Directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the fourth quarter of fiscal 2009. The distribution will be paid on December 3, 2009, to depositary unitholders of record at the close of business on November 20, 2009. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners of
Icahn Enterprises L.P.

We have reviewed the accompanying consolidated balance sheet of Icahn Enterprises L.P. and Subsidiaries (the “Partnership”) (a Delaware limited partnership) as of September 30, 2009, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008 and cash flows for the nine-month periods ended September 30, 2009 and 2008, and the consolidated statement of changes in equity and comprehensive income for the nine-month period ended September 30, 2009. These consolidated interim financial statements are the responsibility of the Partnership’s management.

We were furnished with the report of other accountants on their reviews of the consolidated interim financial statements of Federal-Mogul Corporation, a subsidiary, whose total assets as of September 30, 2009 was $7.1 billion, and whose revenues for the three-month and nine-month periods ended September 30, 2009 constituted $1.4 billion and $4.0 billion, respectively, and revenues for the three-month period ended September 30, 2008 and for the period from February 29, 2008 (date of consolidation) through September 30, 2008, constituted $1.7 billion and $4.4 billion, respectively, of the related consolidated totals.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Partnership as of December 31, 2008, and the related consolidated statements of operations, changes in equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 4, 2009 (except for Note 1 related to the effect of the application of Accounting Standards Codification (ASC) Topic 810, Consolidation and the reformatted consolidated financial statements, as to which the date is August 4, 2009), we expressed an unqualified opinion on those consolidated financial statements. Our report made reference to the report of other auditors as it relates to amounts included for Federal-Mogul Corporation, a subsidiary, and contained explanatory paragraphs relating to the retrospective application of ASC Topic 810, effective January 1, 2009, reformatted consolidated financial statements, and the change in method of accounting for its investments with the application in 2007 of ASC 820, Fair Value Measurement and Disclosure and ASC 825, Financial Instruments. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ GRANT THORNTON LLP

New York, New York
November 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Federal-Mogul Corporation

We have reviewed the consolidated balance sheet of Federal-Mogul Corporation and subsidiaries as of September 30, 2009, and the related consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2009 and 2008, included in its Form 10-Q for the quarter ended September 30, 2009 (not presented herein). These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Federal-Mogul Corporation and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year ended December 31, 2008 (not presented herein) and in our report dated February 24, 2009, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the application of Accounting Standards Codification Topic 852, Reorganizations, and a change in method of accounting for pensions and other postretirement plans in 2006 and tax uncertainties in 2007. As described in Note 1 to the unaudited consolidated interim financial statements of Federal-Mogul Corporation included in its Form 10-Q for the quarter ended September 30, 2009, on January 1, 2009, Federal-Mogul Corporation and subsidiaries changed its method of accounting for noncontrolling interests on a retrospective basis resulting in revision of the December 31, 2008 consolidated balance sheet. We have not audited and reported on the revised balance sheet reflecting the change in the method of accounting for noncontrolling interests.

/s/ Ernst & Young LLP

Detroit, Michigan
October 29, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes.

Overview

Introduction

Icahn Enterprises L.P., or Icahn Enterprises, is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P., or Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc., or Icahn Enterprises GP, our sole general partner, which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of September 30, 2009, affiliates of Mr. Icahn owned 68,760,427 of our depositary units and 11,360,173 of our preferred units, which represented approximately 92.0% and 86.5% of our outstanding depositary units and preferred units, respectively.

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

Other Significant Events

Declaration of Distribution on Depositary Units

On October 28, 2009, the Board of Directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the fourth quarter of fiscal 2009. The distribution will be paid on December 3, 2009, to depositary unitholders of record at the close of business on November 20, 2009. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

Subsequent to September 30, 2009, we invested an additional $500 million into the Private Funds.

Results of Operations

Overview

The key factors affecting our financial results for the three months ended September 30, 2009, or the third quarter of fiscal 2009, and the nine months ended September 30, 2009 are as follows:

•	Income from continuing operations attributable to Icahn Enterprises for our Investment Management segment of $138 million and $459 million in the third quarter and first nine months of fiscal 2009, respectively, due to the positive performance of the Private Funds;
•	Additional investment of $250 million in the Private Funds in the first nine months of fiscal 2009, bringing our cumulative investment through September 30, 2009 in the Private Funds to $1.2 billion;
•	Income (loss) from continuing operations attributable to Icahn Enterprises for our Automotive segment of $8 million and $(62) million for the third quarter and first nine months of fiscal 2009, respectively. Restructuring expenses before non-controlling interests were $38 million for the first nine months of fiscal 2009;

•	Income (loss) from continuing operations attributable to Icahn Enterprises for our Metals segment of $2 million and $(25) million for the third quarter and first nine months of fiscal 2009, respectively, including pretax impairment charges of $13 million and charges to write-down inventory to current market prices of $7 million for the first nine months of fiscal 2009;
•	Loss from continuing operations attributable to Icahn Enterprises for our Home Fashion segment of $10 million and $32 million for the third quarter and first nine months of fiscal 2009, respectively. Restructuring and impairment charges before non-controlling interests were $21 million for the first nine months of fiscal 2009; and
•	Loss from continuing operations attributable to Icahn Enterprises for our Holding Company of $31 million and $106 million for the third quarter and first nine months of fiscal 2009, respectively, primarily due to interest expense.

Consolidated Financial Results of Continuing Operations

The following tables summarize revenues and income (loss) attributable to Icahn Enterprises from continuing operations for each of our segments (in millions of dollars):

	Revenues(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Investment Management	$522	$(595)	$1,575	$(1,290)
Automotive(2)	1,397	1,725	3,976	4,392
Metals	132	407	273	1,144
Real Estate	26	28	71	75
Home Fashion	98	116	270	328
Holding Company	7	115	6	142
Total	$2,182	$1,796	$6,171	$4,791

	Income (Loss) Attributable to Icahn Enterprises from Continuing Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Investment Management	$138	$(70)	$459	$(159)
Automotive(2)	8	2	(62)	32
Metals	2	19	(25)	74
Real Estate	4	5	6	8
Home Fashion	(10)	(6)	(32)	(38)
Holding Company	(31)	75	(106)	22
Total	$111	$25	$240	$(61)

(1)	Revenues include net sales, net gain (loss) from investment activities, interest, dividend income and other income, net.
(2)	Automotive results for fiscal 2008 are for the period March 1, 2008 through September 30, 2008.

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

The Private Funds had a positive return for the third quarter and first nine months of fiscal 2009. The Private Funds’ positive performance was primarily attributable to their long credit positions for the third quarter and first nine months of fiscal 2009. Additionally, the Private Funds long equity exposure was positive during the same periods. We believe that default rates will continue to increase and as a result we expect that the remainder of fiscal 2009 will continue to present opportunities for capitalizing on distressed investing.

Revenues

The Investment Management segment derives revenues from three sources: (1) special profits interest allocations; (2) incentive allocations and (3) gains and losses from our investments in the Private Funds.

Effective January 1, 2008, the limited partnership agreements of the Investment Funds provide that the applicable General Partner will receive a special profits interest allocation at the end of each calendar year from each capital account maintained in the Investment Funds that is attributable to: (i) in the case of the Onshore Fund, each fee-paying limited partner in the Onshore Fund and (ii) in the case of the Feeder Funds, each fee-paying investor in the Feeder Funds (that excludes certain investors that are affiliates of Mr. Icahn) (in each case, referred to herein as an Investor). Prior to June 30, 2009, this allocation was generally equal to 0.625% of the balance in each fee-paying capital account as of the beginning of each quarter (for each Investor, the Target Special Profits Interest Amount) except that amounts are allocated to the General Partners in respect of special profits interest allocations only to the extent that net increases (i.e., net profits) are allocated to an Investor for the fiscal year. Accordingly, any special profits interest allocations allocated to the General Partners in respect of an Investor in any year cannot exceed the net profits allocated to such Investor in such year. (See below for discussion of new fee structure effective July 1, 2009)

Incentive allocations are determined based on the aggregate amount of net profits earned by the Investment Funds (after the special profits interest allocation is made) with respect to fee-paying investments. Incentive allocations are based on the investment performance of the Private Funds, which is a principal determinant of the long-term success of the Investment Management segment because it generally enables assets under management, or AUM, to increase through retention of fund profits and by making it more likely to attract new investment capital and minimize redemptions by Private Fund investors. Prior to June 30, 2009, incentive allocations were generally 25% of the net profits (both realized and unrealized) generated by fee-paying investors in the Investment Funds, and are subject to a “high water mark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods are recovered). These allocations are calculated and allocated to the capital accounts of the General Partners annually except for incentive allocations earned as a result of investor redemption events during interim periods, provided that, as discussed below, effective July 1, 2009, certain new options do not provide for incentive allocations at the end of each fiscal year. (See below for discussion of the new fee structure effective July 1, 2009).

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

The General Partners and their affiliates also earn income (or are subject to losses) through their investments in the Investment Funds. We also earn income (or are subject to losses) through our investment in the Investment Funds. In both cases the income or losses consist of realized and unrealized gains and losses on investment activities along with interest and dividend income.

AUM and Fund Performance

The table below reflects changes to AUM for the three and nine months ended September 30, 2009 and 2008. The end-of-period balances represent total AUM, including any accrued special profits interest allocations and any incentive allocations and our own investments in the Private Funds, as well as investments of other affiliated parties who have not been charged special profits interest allocations or incentive allocations for the periods presented (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$4,841	$7,009	$4,368	$7,511
Net in-flows (outflows)	303	197	(247)	409
Appreciation (depreciation)	509	(635)	1,532	(1,348)
Balance, end of period	$5,653	$6,571	$5,653	$6,572
Fee-paying AUM	$2,495	$4,284	$2,495	$4,284

The net inflows for the three months ended September 30, 2009 include $300 million from a wholly owned affiliate of Mr. Icahn. The net outflows for the nine months ended September 30, 2009 include a redemption of $300 million by a wholly owned affiliate of Mr. Icahn.

The following table sets forth performance information for the Private Funds that were in existence for the comparative periods presented. These gross returns represent a weighted-average composite of the average gross returns, net of expenses for the Private Funds.

	Gross Return(1) for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Private Funds	9.9%	-8.6%	34.1%	-16.8%

(1)	These returns are indicative of a typical investor who has been invested since inception of the Private Funds. The performance information is presented gross of any accrued special profits interest allocations and incentive allocations but net of expenses. Past performance is not necessarily indicative of future results.

The Private Funds’ aggregate gross performance was 9.9% and 34.1% for the three and nine months ended September 30, 2009, respectively. During the third quarter and the first nine months of fiscal 2009, gains were primarily due to the Private Funds’ long exposure to credit markets, including fixed income, bank debt and derivative instruments, as well as an increase in the value of certain core equity holdings. The Private Funds’ short equity and short credit exposure were negative contributors to performance as both credit and equity markets continued to rally.

Weak economic conditions and the lack of confidence resulting from unprecedented systemic risks associated with derivative and financial leverage may provide potential long-term opportunities for the Private Funds.

The Private Funds’ aggregate gross performance for the three and nine months ended September 30, 2008 was a loss of -8.6% and -16.8%, respectively. During the third quarter of fiscal 2008, losses were primarily a result of the decline in the value of certain core equity holdings. During the nine months ended September 30, 2008, the Private Funds’ short equity exposure produced gains due to the negative performance of U.S. equity markets and decline in energy stocks. Short exposure to credit contributed to gains for the nine months ended September 30, 2008 and overall credit exposure was slightly positive.

Since inception in November 2004, the Private Funds’ gross returns are 66.4%, representing an annualized rate of return of 10.9% through September 30, 2009, which is indicative of a typical investor who has invested since inception of the Private Funds (excluding management fees, special profits interest allocations and incentive allocations). Past performance is not necessarily indicative of future results, particularly in the near term given current market conditions.

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

Summarized income statement information on a deconsolidated basis and on a U.S. GAAP basis for the three and nine months ended September 30, 2009 and 2008 is as follows (in millions of dollars):

	Three Months Ended September 30, 2009					Nine Months Ended September 30, 2009
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management
Revenues:
Special profits interest allocations	$23		$—	$(23)	$—	$144		$—	$(144)	$—
Incentive allocations	—		—	—	—	—		—	—	—
Net gain from investment activities	123	(1)	448	(123)	448	344	(1)	1,391	(344)	1,391
Interest and dividend income	—		74	—	74	—		184	—	184
	146		522	(146)	522	488		1,575	(488)	1,575
Expenses:
Costs and expenses	8		24	—	32	27		74	—	101
Interest expense	—		2	—	2	—		3	—	3
	8		26	—	34	27		77	—	104
Income from continuing operations before income tax expense	138		496	(146)	488	461		1,498	(488)	1,471
Income tax expense	—		—	—	—	(2)		—	—	(2)
Income from continuing operations	138		496	(146)	488	459		1,498	(488)	1,469
Less: Income attributable to non-controlling interests from continuing operations	—		(464)	114	(350)	—		(1,333)	323	(1,010)
Income attributable to Icahn Enterprises from continuing operations	$138		$32	$(32)	$138	$459		$165	$(165)	$459

	Three Months Ended September 30, 2008					Nine Months Ended September 30, 2008
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management
Revenues:
Special profits interest allocations	$—		$—	$—	$—	$—		$—	$—	$—
Incentive allocations	—		—	—	—	—		—	—	—
Net loss from investment activities	(63	)(1)	(658)	63	(658)	(134	)(1)	(1,456)	134	(1,456)
Interest and dividend income	—		63	—	63	—		166	—	166
	(63)		(595)	63	(595)	(134)		(1,290)	134	(1,290)
Expenses:
Costs and expenses	7		22	—	29	25		23	—	48
Interest expense	—		6	—	6	—		9	—	9
	7		28	—	35	25		32	—	57
Loss from continuing operations before income tax expense	(70)		(623)	63	(630)	(159)		(1,322)	134	(1,347)
Income tax expense	—		—	—	—	—		—	—	—
Loss from continuing operations	(70)		(623)	63	(630)	(159)		(1,322)	134	(1,347)
Less: Loss attributable to non-controlling interests from continuing operations	—		617	(57)	560	—		1,308	(120)	1,188
Loss attributable to Icahn Enterprises from continuing operations	$(70)		$(6)	$6	$(70)	$(159)		$(14)	$14	$(159)

(1)	Through September 30, 2009, we have made investments aggregating $1.2 billion in the Private Funds for which no special profits interest allocations or incentive allocations are applicable. As of September 30, 2009, the total value of these investments was $1.2 billion, with an unrealized gain of $114 million and $323 million for the three and nine months ended September 30, 2009, respectively, and unrealized losses of $57 million and $120 million for the three and nine months ended September 30, 2008, respectively. These investments and related earnings are reflected in the Private Funds’ net assets and earnings.

As of September 30, 2009, the full Target Special Profits Interest Amount was $116 million, which includes a carry-forward Target Special Profits Interest Amount of $70 million from December 31, 2008, a Target Special Profits Interest Amount for the first nine months of the fiscal year ending December 31, 2009, or fiscal 2009, and a hypothetical return on the full Target Special Profits Interest Amount from the Investment Funds. The full Target Special Profits Interest Amount of $116 million at September 30, 2009 is net of a crystallized amount of $28 million which was allocated to the General Partners during the third quarter of fiscal 2009. For the three and nine months ended September 30, 2009, our Investment Management segment accrued $23 million and $144 million, respectively, in special profits interest allocation. No accrual for special profits interest allocations was made for the nine months ended September 30, 2008 due to losses in the Investment Funds.

Incentive allocations were not material for the three and nine months ended September 30, 2009 and 2008 as a result of the performance of the Private Funds. There were no incentive allocations for the three and nine months ended September 30, 2009 due to a “high water mark” established during fiscal 2008. (The General Partners do not earn incentive allocations during a particular period even though the Private Funds may have a positive return in such period until losses in prior periods have been recovered.) The General Partners’ incentive allocations earned from the Private Funds are accrued on a quarterly basis and are allocated to the General Partners at the end of the Private Funds’ fiscal year (or sooner on redemptions), provided that, effective July 1, 2009, certain new options do not provide for incentive allocations at the end of each fiscal year.

The net gain from investment activities from our interest in the Private Funds was $123 million and $344 million for the three and nine months ended September 30, 2009, respectively, which each consists of two components. The first component reflects a net gain of $9 million and $21 million for the three and nine months ended September 30, 2009, respectively, primarily relating to the increase in the General Partners’ investment in the Private Funds as a result of the return on earned incentive allocations from prior periods retained in the funds. The second component includes a net investment gain for the three and nine months ended September 30, 2009 of $114 million and $323 million, respectively, on our cumulative investment through September 30, 2009 of $1.2 billion in the Private Funds.

The net loss from investment activities of $63 million and $134 million for the three and nine months ended September 30, 2008 accrued by the interests of Icahn Enterprises in the General Partners and in its direct investment in the Private Funds consist of two components. The first component reflects a net loss of $6 million and $14 million for the three and nine months ended September 30, 2008, respectively, relating to the decrease in the General Partners’ investments in the Private Funds as a result of the decline in the performance of the Private Funds. The second component includes a net investment loss for the three and nine months ended September 30, 2008 of $57 million and $120 million, respectively, on our original aggregate $700 million invested in the Private Funds.

Net realized and unrealized gains of the Private Funds on investment activities were $448 million and $1,391 million for the three and nine months ended September 30, 2009, respectively, as compared to a loss of $658 million and $1,456 million for the three and nine months ended September 30, 2008, respectively. The improvements relate to the positive performance of the Private Funds during the three and nine months ended September 30, 2009.

Interest and dividend income was $74 million and $184 million for the three and nine months ended September 30, 2009, respectively, compared to $63 million and $166 million for the three and nine months ended September 30, 2008, respectively. The changes over the corresponding respective periods are due to amounts earned on interest-paying investments.

The General Partners’ and Icahn Capital’s costs and expenses for the three and nine months ended September 30, 2009 were $8 million and $27 million, respectively, as compared to $7 million and $25 million for the three and nine months ended September 30, 2008, respectively. Included in the General Partner’s and Icahn Capital’s costs and expenses is compensation expense which increased by $3 million and $8 million for the three and nine months ended September 30, 2009, respectively, primarily attributable to compensation awards relating to special profits interest allocations in the current year periods but was offset in part by lower general and administrative costs as compared to corresponding prior year periods.

The Private Funds’ costs and expenses were $24 million and $74 million for the three and nine months ended September 30, 2009, respectively, and $22 million and $23 million for the three and nine months ended September 30, 2008, respectively. These increases were primarily attributable to an increase in dividend expense and appreciation of the deferred management fee payable, offset in part by other investment expenses for the three and nine months ended September 30, 2009 as compared to the corresponding prior year periods.

Automotive

We conduct our Automotive segment through our majority ownership in Federal-Mogul. Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, alternative energies, environment and safety systems. Federal-Mogul serves the world’s foremost original equipment manufacturers, or OEM, of automotive, light commercial, heavy-duty, industrial, agricultural, aerospace, marine, rail and off-road vehicles, as well as the worldwide aftermarket. Effective July 3, 2008, we acquired a majority interest in Federal-Mogul.

Federal-Mogul believes that its sales are well balanced between OEM and aftermarket as well as domestic and international. During the nine months ended September 30, 2009, Federal-Mogul derived 54% of its sales from the OEM market and 46% from the aftermarket. Federal-Mogul’s customers include the world’s largest automotive OEMs and major distributors and retailers in the independent aftermarket. During the nine months ended September 30, 2009, Federal-Mogul derived 42% of its sales in the United States and 58% internationally. As of September 30, 2009, Federal-Mogul is organized into four product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket. Federal-Mogul has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of Federal-Mogul’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

Federal-Mogul’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on February 24, 2009 contains a detailed description of its business, products, industry, operating strategy and associated risks. Federal-Mogul’s most recent Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 was filed with the SEC on October 30, 2009.

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

Although Federal-Mogul’s results are included in our consolidated financial statements as of March 1, 2008, as discussed above, we believe that a meaningful discussion of Federal-Mogul’s results should encompass its results for the entire nine months ended September 30, 2008. Therefore, for comparative purposes, revenues and earnings of Federal-Mogul for the three and nine months ended September 30, 2009 and 2008 are provided below. Additionally, Federal-Mogul’s results for the period March 1, 2008 through September 30, 2008 are provided below.

The four product groups of our Automotive segment have been aggregated for purposes of reporting our operating results below (in millions of dollars):

	Three Months Ended September 30,		Variance
	2009	2008	$	%
Net sales	$1,380	$1,692	$(312)	-18.4%
Cost of goods sold	1,168	1,413	(245)	-17.3%
Gross margin	212	279	(67)	-24.0%
Expenses:
Selling, general and administrative	184	215	(31)	-14.4%
Restructuring and impairment	—	11	(11)	-100.0%
	184	226	(42)	-18.6%
Income from continuing operations before interest, income taxes and other income, net	$28	$53	$(25)	-47.2%

	Nine Months Ended September 30,		Variance		Period March 1, 2008 through September 30, 2008
	2009	2008	$	%
Net sales	$3,922	$5,546	$(1,624)	-29.3%	$4,333
Cost of goods sold	3,355	4,605	(1,250)	-27.1%	3,593
Gross margin	567	941	(374)	-39.7%	740
Expenses:
Selling, general and administrative	566	685	(119)	-17.4%	527
Restructuring and impairment	40	14	26	185.7%	14
	606	699	(93)	-13.3%	541
(Loss) income from continuing operations before interest, income taxes and other income, net	$(39)	$242	$(281)	N/M	$199

Net sales for the three and nine months ended September 30, 2009 decreased by $312 million (18.4%) and $1,624 million (29.3%), respectively, as compared to the corresponding prior year periods. The impact of the U.S. dollar strengthening, primarily against the euro, decreased reported sales by $62 million and $386 million for the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior periods. In general, light and commercial vehicle OE production declined in all regions. Despite these production volume declines, Federal-Mogul generally maintained its OE market share in all regions. Global aftermarket volumes decreased in all regions due to a combination of factors including the economic recession reducing consumer spending and the frailty of Eastern European financial markets. The combined impact of these factors was a net sales volume decline of $244 million and $1,255 million for the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods. Net customer price changes reduced reported sales by $6 million and increased reported sales by $17 million for the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods.

Cost of products sold decreased by $245 million (17.3%) and $1,250 million (27.1%) for three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods. For the three and nine months ended September 30, 2009, the decrease was primarily due to a $123 million and $766 million decrease, respectively, associated with the decline in sales volume. The decrease in sales volume was due to reduced material, manufacturing labor and variable overhead costs as a direct consequence of the lower production volumes, partly offset by increases in the cost base resulting from changes in the mix of products manufactured and sold in the period. Other factors contributing to this decrease for the three and nine months ended September 30, 2009 were currency movements of $58 million and $336 million, respectively, favorable productivity in excess of labor and benefits inflation (which represents improvements in the total manufacturing cost base in excess of those due to reduced production volume and mix changes) of $31 million and $76 million, respectively, and material sourcing savings of $31 million and $24 million, respectively. Other factors contributing to the decrease for the nine months ended September 30, 2009 include a non-recurring 2008 fresh-start reporting impact on inventory of $68 million as discussed below.

In connection with fresh-start reporting completed as of December 31, 2007, Federal-Mogul’s inventory balances as of that date were increased by $68 million. During the nine months ended September 30, 2008, Federal-Mogul recognized $68 million in additional cost of goods sold, which reduced gross margin by the same amount. The non-recurrence of this one-time event has resulted in an increase in gross margin for the nine months ended September 30, 2009 when compared to the corresponding prior year period.

Gross margin was $212 million (15.4% of net sales) and $567 million (14.5% of net sales) for the three and nine months ended September 30, 2009, respectively. For the three months ended September 30, 2009, favorable productivity in excess of labor and benefits inflation of $31 million and material sourcing savings of $31 million were more than offset by sales volume decreases that reduced margins by $121 million, net of customer increases of $6 million, and increased pension expense of $3 million as compared to the corresponding prior year period. For the nine months ended September 30, 2009, favorable productivity in excess of labor and benefits inflation of $76 million, improved materials and services sourcing of $24 million, and net customer price increases of $17 million were offset by sales volume decreases that reduced gross margin by $489 million, increases in depreciation of $12 million and pension expense of $8 million as compared to the corresponding prior year period. The impact of the U.S. dollar strengthening, primarily against the euro, decreased reported gross margin by $4 million and $50 million for the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods.

Selling, general and administrative, or SG&A, for the three and nine months ended September 30, 2009 decreased by $31 million (14.4%) and $119 million (17.4%), respectively, as compared to the corresponding prior year periods. Favorable productivity in excess of labor and benefits inflation of $23 million and $85 million, and favorable foreign currency movements of $6 million and $35 million for the three and nine months ended September 30, 2009, respectively, were partially offset by increased pension expenses of $14 million and $40 million for the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods. Additionally amortization expense and Chapter 11 expenses, which are included in SG&A, decreased by $11 million and $33 million for the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods.

Federal-Mogul maintains technical centers throughout the world designed to integrate its leading technologies into advanced products and processes, to provide engineering support for all of its manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development, or R&D, costs, including product and validation costs, of $36 million and $105 million for the three and nine months ended September 30, 2009, respectively, as compared to $43 million and $137 million, respectively, for the corresponding prior year periods. As a percentage of OE sales, R&D was 5% and 4% for each of the three and nine months ended September 30, 2009 and 2008, respectively.

Restructuring and impairment decreased by $11 million and increased by $26 million during the three and nine months ended September 30, 2009 as compared to the corresponding prior year periods. The increase for the nine months ended September 30, 2009 is primarily due to Restructuring 2009 (as defined below) expenses incurred in the first quarter of fiscal 2009. In September 2008, Federal-Mogul announced a restructuring plan, herein referred to as Restructuring 2009, designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. This plan, when combined with other workforce adjustments, is expected to reduce Federal-Mogul’s global workforce by 8,600 positions. Federal-Mogul expects to incur additional restructuring expenses up to $7 million through the fiscal year ending December 31, 2010. As the majority of the Restructuring costs are related to severance, such activities are expected to yield future annual savings at least equal to the incurred costs.

Metals

Our Metals segment is conducted through our indirect, wholly owned subsidiary, PSC Metals.

Summarized statements of operations and performance data for PSC Metals for the three and nine months ended September 30, 2009 and 2008 are as follows (in millions of dollars, except for tons and pounds metrics):

	Three Months Ended September 30,		Variance 2009 vs 2008		Nine Months Ended September 30,		Variance 2009 vs 2008
	2009	2008	$	%	2009	2008	$	%
Net sales	$132	$406	$(274)	-67.5%	$272	$1,143	$(871)	-76.2%
Cost of goods sold	126	364	(238)	-65.4%	289	996	(707)	-71.0%
Gross margin	6	42	(36)	-85.7%	(17)	147	(164)	N/M
Expenses:
Selling, general and administrative	5	10	(5)	-50.0%	13	25	(12)	-48.0%
Impairment	—	—	—	—	13	—	13	N/M
	5	10	(5)	-50.0%	26	25	1	4.0%
Income (loss) from continuing operations before interest, income taxes and other income, net income, net	$1	$32	$(31)	-96.9%	$(43)	$122	$(165)	N/M
Ferrous tons sold (in ’000s)	317	520			699	1,657
Non-ferrous pounds sold (in ’000s)	30,201	31,711			73,093	105,060

Net sales for the three and nine months ended September 30, 2009 decreased by $274 million (67.5%) and $871 million (76.2%), respectively, as compared to the corresponding prior year periods. These decreases were primarily due to declines in ferrous revenues. The unfavorable comparison results of net sales in fiscal 2009 to fiscal 2008 is compounded by the unprecedented growth in demand and pricing experienced by our Metals segment during fiscal 2008, prior to the start of the global market downturn which began during the later part of the third quarter of that year. Ferrous average pricing was approximately $284 per gross ton lower (52%) and ferrous shipments were 203,800 gross tons lower (39%) in the third quarter of fiscal 2009 compared to the corresponding prior year period. Ferrous average selling pricing was $248 per gross ton lower (52%) and ferrous shipments were 958,500 gross tons lower (58%) in the first nine months of fiscal 2009 compared to the corresponding prior year period. Revenues for all product lines during the three and nine months ended September 30, 2009 were significantly lower compared to the corresponding prior year periods.

Cost of sales for the three and nine months ended September 30, 2009 decreased by $238 million (65.4%) and $707 million (71.0%), respectively, as compared to the corresponding prior year periods. The decrease was primarily due to lower sales volume as compared to the prior year periods. Gross margin for the three and nine months ended September 30, 2009 decreased by $36 million and $164 million, respectively, as compared to the corresponding prior year periods. The decreases were primarily due to declines in ferrous revenues resulting from a drop in ferrous average pricing coupled with lower ferrous shipments over the comparative periods as discussed above. However, gross margin continued to improve during the third quarter of fiscal 2009 when compared to the first six months of fiscal 2009, partly due to the favorable impact of cost reduction actions taken in the recycling yards during the first quarter of fiscal 2009. As a percentage of net sales, cost of goods sold was 95.5% and 106.3% for the three and nine months ended September 30, 2009, respectively, compared to 89.6% and 87.1% for the three and nine months ended September 30, 2008, respectively. The cost of goods sold included lower of cost or market inventory adjustments of $0.2 million and $7 million for the three and nine months ended September 30, 2009, respectively, as compared to $10 million in each of the corresponding prior year periods.

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

SG&A expenses for the three and nine months ended September 30, 2009 decreased by $5 million (50.0%) and $12 million (48.0%), respectively, as compared to the corresponding prior year periods. The decrease is primarily due to cost reduction initiatives implemented during the first quarter of fiscal 2009. These initiatives included headcount reductions, a salary freeze and temporary pay cuts, elimination of the current year incentive program and suspension of spending for specific items.

We have suspended the exploration of strategic alternatives with respect to PSC Metals.

Real Estate

Our Real Estate segment is comprised of rental real estate, property development and resort activities. The three related operating lines of our real estate segment have been aggregated for purposes of reporting our operating results below. Certain properties are reclassified as discontinued operations when subject to a contract and are excluded from income from continuing operations.

The following table summarizes the key operating data for our real estate segment for the three and nine months ended September 30, 2009 and 2008 (in millions of dollars):

	Three Months Ended September 30,		Variance 2009 vs 2008		Nine Months Ended September 30,		Variance 2009 vs 2008
	2009	2008	$	%	2009	2008	$	%
Revenues(1)	$26	$28	$(2)	-7.1%	$71	$75	$(4)	-5.3%
Expenses	20	22	(2)	-9.1%	59	62	(3)	-4.8%
Income from continuing operations before interest, income taxes and other income, net	$6	$6	$—	0.0%	$12	$13	$(1)	-7.7%

(1)	Revenues include net sales from development and resort operations, and rental and financing lease income from rental operations.

Total revenues for the three and nine months ended September 30, 2009 decreased by $2 million (7.1%) and $4 million (5.3%), respectively, as compared to the corresponding prior year periods, and were primarily due to a decrease in development sales activity attributable to the general slowdown in residential and vacation homes, offset in part by an increase in net lease revenues from properties acquired during the third quarter of fiscal 2008 and other income, net. For the three months ended September 30, 2009, we sold 6 residential units for approximately $4 million at an average price of $0.7 million compared to 9 residential units for approximately $9 million at an average price of $1 million in the corresponding prior period. For the nine months ended September 30, 2009, we sold 15 residential units for approximately $10 million at an average price of $0.6 million compared to 35 residential units for approximately $34 million at an average price of $1 million in the corresponding prior year period.

Total expenses for the three months ended September 30, 2009 decreased by $2 million (9.1%) and $3 million (4.8%) as compared to the corresponding prior year periods. The decreases were primarily due to lower operating expenses in development and resort, offset in part by an increase in net lease expenses due to the acquisition of properties during the third quarter of fiscal 2008.

During the second quarter of fiscal 2009, our Real Estate operations became aware that certain subcontractors had installed defective drywall manufactured in China (referred to herein as Chinese drywall) in a few of our Florida homes. Defective Chinese drywall appears to be an industry-wide issue as other homebuilders have publicly disclosed that they are experiencing problems related to defective Chinese drywall. Based on our assessment, we believe that only a limited number of previously constructed homes contain defective Chinese drywall. We believe that costs to repair these homes of defective Chinese drywall will be immaterial.

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

Summarized statements of operations from our Home Fashion operations for the three and nine months ended September 30, 2009 and 2008 included in the consolidated statements of operations is as follows (in millions of dollars):

	Three Months Ended September 30,		Variance 2009 vs 2008		Nine Months Ended September 30,		Variance 2009 vs 2008
	2009	2008	$	%	2009	2008	$	%
Net sales	$94	$108	$(14)	-13.0%	$264	$318	$(54)	-17.0%
Cost of goods sold	86	100	(14)	-14.0%	242	294	(52)	-17.7%
Gross margin	8	8	—	0.0%	22	24	(2)	-8.3%
Expenses:
Selling, general and administrative	18	19	(1)	-5.3%	54	69	(15)	-21.7%
Restructuring and impairment	9	8	1	12.5%	21	22	(1)	-4.5%
	27	27	—	0.0%	75	91	(16)	-17.6%
Loss from continuing operations before interest, income taxes and other income, net	$(19)	$(19)	$—	0.0%	$(53)	$(67)	$14	-20.9%

Net sales for the three and nine months ended September 30, 2009 decreased by $14 million (13.0%) and $54 million (17.0%) as compared to the corresponding prior year periods. Cost of sales for the three and nine months ended September 30, 2009 decreased by $14 million (14.0%) and $52 million (17.7%) as compared to the corresponding prior year periods. The decreases were primarily due to lower sales volumes. Gross margin for the three months ended September 30, 2009 was flat. Gross margin for the nine months ended September 30, 2009 decreased by $2 million (8.3%) as compared to the corresponding prior year period. The decrease in net sales and gross margin during fiscal 2009 continued to reflect lower sales due to the weak home textile retail environment, but has been mitigated by improvements in operating earnings as a result of lowering selling, general and administrative expenditures. WPI will continue to realign its manufacturing operations to optimize its cost structure, pursuing offshore sourcing arrangements that employ a combination of owned and operated facilities, joint ventures and third-party supply contracts.

SG&A for the three and nine months ended September 30, 2009 decreased by $1 million (5.3%) and $15 million (21.7%) as compared to the corresponding prior year period, reflecting WPI’s continuing efforts to reduce its selling, warehousing, shipping and general and administrative expenses. WPI continues to lower its selling, general and administrative expenditures by consolidating its locations, reducing headcount and applying more stringent oversight of expense areas where potential savings may be realized.

Restructuring and impairment for the three and nine months ended September 30, 2009 increased by $1 million (12.5%) and decreased by $1 million (4.5%), respectively, as compared to the corresponding prior year periods. Included in the three and nine months ended September 30, 2009 results is a $5 million impairment charge related to WPI’s trademarks. In recording the impairment charges related to its plants, WPI compared estimated net realizable values of property, plant and equipment to their current carrying values. In recording impairment charges related to its trademarks, WPI compared the fair value of the intangible asset with its carrying value. The estimates of fair value of trademarks are determined using a discounted cash flow valuation methodology referred to as the “relief from royalty” methodology. Significant assumptions inherent in the “relief from royalty” methodology employed include estimates of appropriate marketplace royalty rates and discount rates. Restructuring and impairment charges include severance, benefits and related costs, non-cash impairment charges related to plants that have been or will be closed and continuing costs of closed plants, transition expenses and non-cash intangible asset impairment charges. WPI’s trademark valuations will be evaluated further during its annual testing in the fourth quarter of fiscal 2009.

WPI continues its restructuring efforts and, accordingly, anticipates that restructuring charges (particularly with respect to the carrying costs of closed facilities until such time as these locations are sold) and operating losses will continue to be incurred for the remainder of fiscal 2009. If WPI’s restructuring efforts are unsuccessful or its existing strategic manufacturing plans are amended, it may be required to record additional impairment charges related to the carrying value of long-lived assets.

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

Summarized operating revenues and expenses for the Holding Company for the three and nine months ended September 30, 2009 and 2008 are as follows (in millions of dollars):

	Three Months Ended September 30,		Variance 2009 vs 2008		Nine Months Ended September 30,		Variance 2009 vs 2008
	2009	2008	$	%	2009	2008	$	%
Net gain (loss) from investment activities	$4	$104	$(100)	-96.2%	$—	$97	$(97)	N/M
Interest and dividend income	3	11	(8)	-72.7%	6	45	(39)	-86.7%
Holding Company revenues	7	115	(108)	-93.9%	6	142	(136)	-95.8%
Holding Company expenses	3	5	(2)	-40.0%	10	20	(10)	-50.0%
Income (loss) from continuing operations before interest expense and income taxes	$4	$110	$(106)	-96.4%	$(4)	$122	$(126)	N/M

Net gain from investment activities for the three and nine months ended September 30, 2009 decreased by $100 million and $97 million, respectively, as compared to the corresponding prior year periods. The decrease in net gain from investment activities for the three and nine months ended September 30, 2009 was primarily due to lower unrealized gains as compared to the corresponding prior year period.

Interest and dividend income for the three and nine months ended September 30, 2009 decreased by $8 million (72.7%) and $39 million (86.7%), respectively, as compared to the corresponding prior year periods. The decreases are primarily due to lower yields on lower cash balances.

Expenses for the three and nine months ended September 30, 2009 decreased by $2 million (40.0%) and $10 million (50.0%), respectively, as compared to the corresponding prior year periods. The decreases are primarily due to lower professional and legal fees.

Interest Expense

Interest expense for the three and nine months ended September 30, 2009 decreased by $28 million (27.7%) and $41 million (16.2%), respectively, as compared to the corresponding prior year periods. The decreases are primarily attributable to our Automotive segment which incurred lower interest expense due to lower interest rates.

Income Taxes

We recorded an income tax benefit of $5 million and $25 million on pre-tax income of $458 million and $1.2 billion for the three and nine months ended September 30, 2009, respectively. We recorded an income tax expense of $33 million and $109 million on pre-tax loss of $501 million and $1.1 billion for the three and nine months ended September 30, 2008, respectively. Our effective income tax rate was (1.0)% and (2.1)% for the three and nine months ended September 30, 2009 compared to (6.6)% and (9.6)% for the three and nine months ended September 30, 2008. The difference between the effective tax rate and the statutory federal rate of 35% is due principally to income or losses from partnership entities in which taxes are the responsibility of the partners, as well as changes in valuation allowances.

Discontinued Operations

Results from discontinued operations for the three and nine months ended September 30, 2009 were a loss of $1 million and a gain of $1 million, respectively. Results from discontinued operations for the three and nine months ended September 30, 2008 was a loss of $2 million and a gain of $486 million, respectively. On February 20, 2008, we consummated the sale of our subsidiary, American Casino & Entertainment Properties LLC, or ACEP, for $1.2 billion to an affiliate of Whitehall Street Real Estate Fund, realizing a gain of approximately $472 million, after taxes. With respect to the taxes recorded on the sale of ACEP, $103 million was recorded as a deferred tax liability pursuant to a Code 1031 Exchange transaction completed during the third quarter of fiscal 2008. The sale of ACEP included the Stratosphere and three other Nevada gaming properties, which represented all of our remaining gaming operations.

The financial position and results of discontinued operations are included in other assets and accrued expenses and other liabilities in the consolidated balance sheets and discontinued operations in the consolidated statements of operations, respectively, for all periods presented. For further discussion, see Note 3, “Discontinued Operations and Assets Held for Sale,” to our consolidated financial statements.

Liquidity and Capital Resources

Holding Company

As of September 30, 2009, we had cash and cash equivalents of approximately $1.0 billion and total debt of approximately $1.9 billion. Through September 30, 2009, we have made investments aggregating $1.2 billion in the Private Funds for which no special profits interest allocations or incentive allocations are applicable. As of September 30, 2009, the total value of this investment is $1.2 billion, with unrealized gains of $114 million and $323 million for the three and nine months ended September 30, 2009, respectively. These amounts are reflected in the Private Funds’ net assets and earnings. Subsequent to September 30, 2009, we invested an additional $500 million into the Private Funds. As of September 30, 2009, based on certain minimum financial ratios, we and Icahn Enterprises Holdings could not incur additional indebtedness. See Note 12, “Debt,” to the consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.

Pursuant to certain rights offerings, our preferred limited partner units must be redeemed on March 31, 2010, the Redemption Date. Each preferred unit has a liquidation preference of $10.00 and entitles the holder to receive distributions, payable solely in additional preferred units, at the rate of $0.50 per preferred unit per annum (which is equal to a rate of 5% of the liquidation preference thereof). In addition, on the Redemption Date, subject to the approval of our Audit Committee, we may opt to redeem all of the preferred units for an amount, payable either in cash or depositary units, equal to the liquidation preference of the preferred units, plus any accrued but unpaid distributions thereon. On the Redemption Date, if we elect to redeem the preferred units in cash, we believe that we will have sufficient cash available to do so from our existing cash and liquid investments; if we elect to redeem by issuance of our depositary units, we will have sufficient authorized depositary units available to do so. As of September 30, 2009, there were 13,127,179 preferred units issued and outstanding.

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

Consolidated Cash Flows

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2009 was $237 million. Our Investment Management segment represented $331 million of net cash provided by operating activities resulting from net income of approximately $1.5 billion which includes a net gain from investment activities of approximately $1.4 billion. Net cash used in securities transactions were $448 million and changes in operating assets and liabilities had an offsetting impact of $660 million of cash provided by operating activities, primarily from changes in cash held at consolidated affiliated partnerships and restricted cash. Our Automotive segment represented $48 million of the consolidated net cash provided by operating activities due to net income before non-cash charges of $170 million offset in part by net changes in operating assets and liabilities of $71 million. These net cash increases were offset in part by our Holding Company and Home Fashion segment, which had net cash used in operating activities of $103 million and $48 million, respectively, primarily from net loss from continuing operations.

Investing Activities

Net cash used in investing activities from continuing operations for the nine months ended September 30, 2009 was $146 million primarily due to capital expenditures from our Automotive segment.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2009 was $632 million due to capital distributions to non-controlling interests from our Investment Management segment of $924 million (net of $15 million redemption penalty income) offset in part by $326 million of capital contributions from non-controlling interests. Additionally, we had three quarterly cash distributions to our depositary unit holders totaling $57 million, and our Automotive and Real Estate segments repaid $27 million and $9 million of borrowings, respectively. Additionally, we received proceeds of $60 million from third parties for the sale of debt previously repurchased in fiscal 2008. During the first quarter of fiscal 2009, we invested an additional $250 million in the Private Funds which has been eliminated in consolidation.

Borrowings

Debt consists of the following (in millions of dollars):

	September 30, 2009	December 31, 2008
Senior unsecured variable rate convertible notes due 2013 – Icahn Enterprises	$556	$556
Senior unsecured 7.125% notes due 2013 – Icahn Enterprises	962	961
Senior unsecured 8.125% notes due 2012 – Icahn Enterprises	352	352
Exit facilities – Federal-Mogul	2,567	2,495
Mortgages payable	115	123
Other	82	84
Total debt	$4,634	$4,571

See Note 12, “Debt,” to our consolidated financial statements for additional information concerning terms, restrictions and covenants of our debt. As of September 30, 2009 and December 31, 2008, we are in compliance with all debt covenants.

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

The investment strategy utilized by the Investment Management segment is generally not heavily reliant on leverage. As of September 30, 2009, the ratio of the notional exposure of the Private Funds’ invested capital to net asset value of the Private Funds was approximately 1.08 to 1.00 on the long side and 0.46 to 1.00 on the short side. The notional principal amount of an investment instrument is the reference amount that is used to calculate profit or loss on that instrument. The Private Funds historically have had, which we expect to continue to have, access to significant amounts of cash from prime brokers, subject to customary terms and market conditions.

Investment related cash flows in the consolidated Private Funds are classified within operating activities in our consolidated statements of cash flows. Therefore, there are no cash flows attributable to investing activities presented in the consolidated statements of cash flows.

Cash inflows from and distributions to investors in the Private Funds are classified within financing activities in our consolidated statements of cash flows. These amounts are reported as contributions from and distributions to non-controlling interests in consolidated affiliated partnerships. Net cash used in financing activities was $333 million for the nine months ended September 30, 2009 due to $924 million (net of $15 million of redemption penalty income) in capital distributions to non-controlling interests, offset in part by capital contributions from Icahn Enterprises of $260 million (of which $250 million represents our additional investment in the Private Funds and $10 million represents a general partner interest) and capital contributions by non-controlling interests of $326 million during the nine months ended September 30, 2009. Our additional contributions of $260 million in the Private Funds have been eliminated in consolidation.

Automotive

Cash flow provided by operating activities was $48 million for the nine months ended September 30, 2009 compared to cash provided from operating activities of $375 million for the comparable period of fiscal 2008. The most significant factors contributing to operating activity cash flows during the nine months ended September 30, 2008 related to emergence from Chapter 11. Cash provided by operations, excluding the impacts of emergence from Chapter 11 related cash flows, were $59 million and $169 million for the nine months ended September 30, 2009 and 2008, respectively.

Cash flow used in investing activities was $137 million for the first nine months of 2009, compared to cash used in investing activities of $234 million for the comparable period of fiscal 2008. This decrease is due to planned reductions in capital spending.

Cash flow used in financing activities was $34 million for the first nine months of fiscal 2009, compared to cash provided by financing activities of $227 million for the comparable period of fiscal 2008, which included borrowings on Federal-Mogul’s Exit Facilities (as defined below).

In connection with the consummation of the Fourth Amended Joint Plan of Reorganization (As Modified), or the Plan, on the Effective Date, Federal-Mogul entered into a Term Loan and Revolving Credit Agreement, (referred to herein as the Exit Facilities). The Exit Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. Federal-Mogul borrowed $878 million under the term loan facility on the Effective Date and the remaining $2,082 million of term loans were drawn on January 3, 2008 for the purpose of refinancing obligations under the Tranche A Term Loan Agreement (referred to herein as the Tranche A Facility Agreement) and the Indenture. As of September 30, 2009, there was $518 million of borrowing availability under the revolving credit facility.

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

Federal-Mogul maintains investments in 14 non-consolidated affiliates, which are located in China, Germany, Italy, Japan, Korea, Turkey, the United Kingdom and the United States. Federal-Mogul’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investment in these affiliates approximates $232 million and $221 million at September 30, 2009 and December 31, 2008, respectively. Dividends received from non-consolidated affiliates of Federal-Mogul for the nine months ended September 30, 2009 were not material.

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

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of September 30, 2009, the total amount of the contingent guarantee, were all triggering events to occur, approximated $60 million. Federal-Mogul believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. If this put option were exercised at its estimated current fair value, such exercise could have a material effect on Federal-Mogul’s liquidity. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.

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

Federal-Mogul’s subsidiaries in Brazil, France, Germany, Italy, Japan and Spain are each a party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $215 million and $222 million as of September 30, 2009 and December 31, 2008, respectively. Of those gross amounts, $194 million and $209 million, respectively, were factored without recourse and treated as sales. Under the terms of these factoring arrangements, Federal-Mogul is not obligated to draw cash immediately upon the factoring of accounts receivable. Federal-Mogul had outstanding factored amounts of $3 million and $8 million for which cash had not yet been drawn as of September 30, 2009 and December 31, 2008, respectively.

Metals

The primary source of cash from our Metals segment is from the operation of its processing facilities.

As of September 30, 2009, our Metals segment had cash and cash equivalents of $20 million. During the nine months ended September 30, 2009, net cash used in operating activities was $23 million, resulting primarily from $25 million attributable to net loss, offset by $6 million in non-cash items. Working capital increased by $4 million, primarily consisting of a $17 million decrease in accounts payable and accrued liabilities, an increase in receivables and other assets of $2 million, and a decrease in inventory of $15 million.

Net cash used in investing activities for the nine months ended September 30, 2009 included capital spending of $10 million. Capital expenditures for the remainder of fiscal 2009 are expected to total approximately $3 million for maintenance projects at existing facilities.

Net cash used in financing activities for the nine months ended September 30, 2009 was not material.

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

At September 30, 2009, our Real Estate segment had cash and cash equivalents of $184 million.

For the nine months ended September 30, 2009, cash provided by operating activities from continuing operations was $32 million resulting primarily from income from continuing operations of $6 million, non-cash charges of $22 million and a decrease in property development inventory of $3 million and changes in operating assets and liabilities of $2 million. Cash used in investing activities from continuing operations was $4 million. Cash used in financing activities was $9 million for payments of mortgage debt.

We expect operating cash flows to be positive from our Real Estate operations during the remainder of fiscal 2009.

Home Fashion

At September 30, 2009, WPI had $86 million of unrestricted cash and cash equivalents. There were no borrowings under the WestPoint Home revolving credit agreement as of September 30, 2009, but there were outstanding letters of credit of $13 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of $47 million at September 30, 2009.

For the nine months ended September 30, 2009, our Home Fashion segment had a negative operating cash flow from continuing operations of $47 million. Negative operating cash flow for the nine months ended September 30, 2009 resulted primarily from loss from continuing operations before non-cash charges of $34 million and increases in working capital of $9 million. WPI anticipates that its operating losses and restructuring charges will continue to be incurred for the remainder of fiscal 2009.

Capital expenditures by WPI were $1 million for the nine months ended September 30, 2009. Capital expenditures for fiscal 2009 are expected to total $2 million.

Through a combination of its existing cash on hand and its borrowing availability under the WestPoint Home senior secured revolving credit facility (together, an aggregate of $133 million), WPI believes that it has adequate capital resources and liquidity to meet its anticipated requirements to continue its operational restructuring initiatives and for working capital and capital spending through the next 12 months. In its analysis with respect to the sufficiency of adequate capital resources and liquidity, WPI has considered that its retail customers may continue to face either negative or flat comparable store sales for home textile products during fiscal 2009. However, depending upon the levels of additional acquisitions and joint venture investment activity, if any, additional financing, if needed, may not be available to WPI or, if available, may not be on terms favorable to WPI. WPI’s estimates of its anticipated liquidity needs may not be accurate and new business opportunities or other unforeseen events could occur, resulting in the need to raise additional funds from outside sources.

Distributions

Depositary Units

On March 30, 2009, we paid a distribution of $0.25 per LP unit, aggregating $19 million, to depositary unitholders of record at the close of business on March 16, 2009. On June 3, 2009, we paid an additional distribution of $0.25 per LP unit, aggregating an additional $19 million, to depositary unitholders of record at the close of business on May 22, 2009. On August 31, 2009, we paid an additional distribution of $0.25 per LP unit, aggregating an additional $19 million, to depositary unitholders of record at the close of business on August 20, 2009.

On October 28, 2009, the Board of Directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the fourth quarter of fiscal 2009. The distribution will be paid on December 3, 2009, to depositary unitholders of record at the close of business on November 20, 2009. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

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

Critical Accounting Policies and Estimates

The following is an update to our critical accounting policies and estimates during the nine months ended September 30, 2009 compared to those reported in our Annual Report on Form 10-K for fiscal 2008 filed with the SEC on March 4, 2009.

Goodwill

Federal-Mogul performs its annual goodwill impairment analysis as of October 1. This impairment analysis compares the estimated fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over estimated fair value. The estimated fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. If the results of this analysis conclude that an impairment of goodwill is necessary, then Federal-Mogul would record a charge in the fourth quarter. In the event that Federal-Mogul would be required to record a significant goodwill impairment, it would have a material adverse effect on its consolidated statement of operations.

Federal-Mogul’s goodwill balance as of September 30, 2009 is $1,045 million. Federal-Mogul recorded a goodwill impairment of $239 million during the fourth quarter of 2008. After recording this impairment based on the results of “Step 2” testing, $422 million of goodwill remains in reporting units that were subjected to the 2008 “Step 2” testing.

Recently Issued Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board, or FASB, released the authoritative version of the FASB Accounting Standards Codification, or FASB ASC, as the single source of authoritative generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The FASB ASC supersedes all existing accounting standard documents recognized by the FASB. Rules and interpretative releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All other non-SEC accounting literature not included in the ASC will be considered non-authoritative. The FASB ASC is effective for interim and annual periods ending after September 15, 2009. The adoption of the FASB ASC had no impact on our consolidated financial statements. We have prepared our financial statements and related footnotes in this Form 10-Q in accordance with U.S. GAAP as required by the FASB ASC.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value, which updates the FASB ASC subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. ASU No. 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses (a) the quoted price of the identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique that is consistent with the principles of FASB ASC 820. Additionally, ASU No. 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The provisions in ASU No. 2009-05 are effective for the first reporting period (including interim periods)

beginning after issuance. The adoption of the provisions of ASU will not have a material impact on our consolidated financial position, results of operations or cash flows.

The following pronouncements have not yet been incorporated into the FASB ASC:

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities, or VIEs. The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities (or QSPEs) that are currently excluded from the scope of FIN 46(R). SFAS No. 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. SFAS No. 167 is effective as of the beginning of the first fiscal year beginning after November 15, 2009. We are currently evaluating the impact, if any, that SFAS No. 167 would have on our financial condition, results of operation and cash flows upon adoption.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS No. 166”), . SFAS No. 166 amends the derecognition accounting and disclosure guidance relating to SFAS No. 140. SFAS No. 166 eliminates the exemption from consolidation for QSPEs; it also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated in accordance with SFAS No. 167. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year beginning after November 15, 2009. We are currently evaluating the impact, if any, that SFAS No. 166 would have on our financial condition, results of operations and cash flows upon adoption.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our significant market risks are primarily associated with interest rates and security prices. Reference is made to Part II, Item 7A of our Annual Report on Form 10-K for fiscal 2008 that we filed with the SEC on March 4, 2009 for disclosures relating to interest rates and our equity prices. With the exception of the market risk of our Investment Management segment as discussed below, there have been no other material changes to our market risk during the first nine months of fiscal 2009.

Investment Management

The Private Funds hold investments that are reported at fair value as of the reporting date, which include investments, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of September 30, 2009, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of investments, securities sold, not yet purchased, and derivatives would decrease by $494 million, $208 million and $15 million, respectively. As of September 30, 2009 we estimate that the impact to our share of the net gain or loss from investment activities reported on our consolidated statement of operations would be significantly less than the change in fair value since we have an investment of approximately 25.6% in these Private Funds, and the non-controlling interests in income would correspondingly offset approximately 74.4% of the change in fair value.

Item 4. Controls and Procedures

As of September 30, 2009, our management, including our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and our subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first nine months of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risk factors related to our Investment Management and Automotive segments that are set forth in our Annual Report on Form 10-K for fiscal 2008, filed with the SEC on March 4, 2009, are supplemented by the following:

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

Federal-Mogul’s operations in foreign countries exposes it to risks related to economic and political conditions, currency fluctuations and import/export restrictions: Federal-Mogul has manufacturing and distribution facilities in many countries. International operations are subject to certain risks including:

•	exposure to local economic conditions;
•	exposure to local political conditions (including the risk of seizure of assets by foreign governments);
•	currency exchange rate fluctuations (including, but not limited to, material exchange rate fluctuations, such as devaluations) and currency controls; and
•	export and import restrictions.

The likelihood of such occurrences and their potential effect on Federal-Mogul are unpredictable and vary from country to country.

Certain of Federal-Mogul’s operating entities report their financial condition and results of operations in currencies other than the U.S. dollar (including, but not limited to, Brazilian real, British pound, Chinese yuan renminbi, Czech crown, euro, Indian rupee, Mexican peso, Polish zloty, Russian ruble and Venezuelan bolivar). In reporting its consolidated statements of operations, Federal-Mogul translates the reported results of these entities into U.S. dollars at the applicable exchange rates. As a result, fluctuations in the dollar against foreign currencies will affect the value at which the results of these entities are included within Federal-Mogul’s consolidated results.

Federal-Mogul is exposed to a risk of gain or loss from changes in foreign exchange rates whenever it, or one of its foreign subsidiaries, enters into a purchase or sales agreement in a currency other than its functional currency. While Federal-Mogul reduces such exposure by matching most revenues and costs within the same currency, changes in exchange rates could impact Federal-Mogul’s financial condition or results of operations.

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

Date: November 4, 2009