Form 10-K
period 2009-12-31
ICAHN ENTERPRISES L.P.
filed 2010-03-03
CIK 813762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

The aggregate market value of depositary units held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of depositary units on the New York Stock Exchange Composite Tape on such date was $235,914,967.

The number of depositary and preferred units outstanding as of the close of business on March 2, 2010 was 80,807,829 and 13,127,179, respectively.

ICAHN ENTERPRISES L.P.

i

PART I

Item 1. Business.

Business Overview

Icahn Enterprises L.P., or Icahn Enterprises, is a master limited partnership formed in Delaware on February 17, 1987. As of December 31, 2009, we are a diversified holding company owning subsidiaries engaged in the following continuing operating businesses: Investment Management, Automotive, Metals, Real Estate, and Home Fashion.

Subsequent to December 31, 2009, we acquired Carl C. Icahn’s controlling interests in American Railcar Industries, Inc., or ARI, and Viskase Companies, Inc., or Viskase. The acquisitions of controlling interests in ARI and Viskase each represent acquisitions of entities under common control and will be accounted for at historical cost similar to a pooling of interests. Future filings with the Securities and Exchange Commission, or the SEC, will reflect the results of ARI and Viskase operations as additional segments of our business, with periods prior to the acquisition recasted to reflect the common control acquisitions. See Note 21, “Subsequent Events,” to the consolidated financial statements included in Item 8 of this report, for further discussion of these acquisitions.

We own a 99% limited partner interest in Icahn Enterprises Holdings L.P., or Icahn Enterprises Holdings. Substantially all of our assets and liabilities are owned through Icahn Enterprises Holdings and substantially all of our operations are conducted through Icahn Enterprises Holdings and its subsidiaries. Icahn Enterprises G.P. Inc., or Icahn Enterprises GP, our sole general partner, owns a 1% general partnership interest in both Icahn Enterprises Holdings and us, representing an aggregate 1.99% general partnership interest in Icahn Enterprises Holdings and us. Icahn Enterprises GP is owned and controlled by Mr. Icahn. As of December 31, 2009, affiliates of Mr. Icahn owned 68,760,427 of our depositary units and 11,360,173 of our preferred units, which represented approximately 92.0% and 86.5% of our outstanding depositary units and preferred units, respectively. As referenced elsewhere in this report, we are required to redeem all of our outstanding preferred units by March 31, 2010. Refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities,” for further discussion.

As noted above, we conduct our operations through various continuing operating businesses. Segment and geographic information for our continuing operating businesses as of December 31, 2009 and 2008 and for each of the three years ended December 31, 2009 is presented in Note 17, “Segment and Geographic Reporting,” to the consolidated financial statements, included in Item 8 of this report.

Business Strategy

We believe that our core strengths include: identifying and acquiring undervalued assets and businesses, often through the purchase of distressed securities; increasing value through management, financial or other operational changes; and managing complex legal, regulatory or financial issues, which may include bankruptcy or insolvency, environmental, zoning, permitting and licensing issues.

The key elements of our business strategy include the following:

Continue to Invest in and Grow Our Existing Operating Businesses.  We believe that we have developed a strong portfolio of businesses with experienced management teams. We may expand our existing businesses if appropriate opportunities are identified, as well as use our established businesses as a platform for additional acquisitions in the same or related areas.

Actively Manage Our Businesses.  We continually evaluate our operating businesses with a view towards maximizing value. In each of our businesses, we assemble senior management teams with the expertise to run their businesses and we give management specific operating objectives that they must achieve. We have significant experience in assisting our management teams in rationalizing cost structure and implementing cost efficiencies and value enhancements for sourcing, procurement, insurance, human resources and risk management (including hedging, among other activities). We bring an owner’s perspective to our operating businesses, and we hold management accountable for performance.

Seek to Acquire Undervalued Assets.  We intend to continue to make investments in businesses in asset intensive sectors that are undervalued and have potential for growth. In the current economic environment, we are focused on distressed sectors and companies. We also seek to capitalize on investment opportunities arising from market inefficiencies, economic or market trends that have not been identified and reflected in market value, or complex or special situations. Certain opportunities may arise from disappointing financial results, liquidity or capital needs, lowered credit ratings, revised industry forecasts or legal complications. We may acquire businesses or assets directly or we may establish an ownership position through the purchase of debt or equity securities of troubled entities and may then negotiate for the ownership or effective control of such assets.

Investment Management

Background

On August 8, 2007, we acquired the partnership interests consisting of the general partnership interests in Icahn Onshore LP, or Onshore GP, and Icahn Offshore LP, or the Offshore GP, and together with the Onshore GP, the General Partners, acting as general partners of Icahn Partners LP, or the Onshore Fund, and the Offshore Master Funds (as defined below) managed and controlled by Mr. Icahn. Additionally, we acquired the general partnership interest in Icahn Capital Management LP, or New Icahn Management. The General Partners (and from August 8, 2007 through December 31, 2007, New Icahn Management) provide investment advisory and certain administrative and back office services to the Private Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds (as defined below) are offered only to certain sophisticated and qualified investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available. The General Partners may receive special profits interest allocations and incentive allocations from the Private Funds. As discussed below, effective January 1, 2008, the management agreements between New Icahn Management and the Private Funds (as defined below) were terminated, resulting in the termination of the obligations of the Feeder Funds (as defined below) and the Onshore Fund to pay management fees thereunder.

As referred to herein, the Offshore Master Funds consist of (i) Icahn Partners Master Fund LP, (ii) Icahn Partners Master Fund II L.P., and (iii) Icahn Partners Master Fund III L.P. The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the Investment Funds.

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

Prior to January 1, 2008, the management agreements provided that management fees were generally 2.5% per annum of the net asset value of fee-paying capital in the Private Funds before the incentive allocation. These fees were paid by each Feeder Fund and the Onshore Fund to New Icahn Management at the beginning of each quarter in an amount equal to 0.625% of the balance of each capital account of a fee-paying limited partner. Effective January 1, 2008, the management agreements were terminated, as discussed further below.

Incentive allocations are generally 25% (prior to July 1, 2009) of the net profits (both realized and unrealized) generated by the Investment Funds and are subject to a “high water mark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods are recovered). These allocations are calculated and distributed to the General Partners annually other than incentive allocations earned as a result of investor redemption events during interim periods. Effective July, 1, 2009, certain limited partnership agreements and offering memoranda of the Private Funds (referred to as the Fund Documents) were revised to provide Investors (as defined below) with various new options for investments in the Private Funds (each referred to herein as an Option), as discussed further below.

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

The Investment Fund LPAs provide that, effective January 1, 2008, that the applicable General Partner is eligible to receive a special profits interest allocation at the end of each calendar year from each capital account maintained at the Investment Fund that is attributable to, in the case of the Onshore Fund, each limited partner in the Onshore Fund and, in the case of the Feeder Funds, each investor in the Feeder Funds (excluding certain investors that are affiliates of Mr. Icahn) (each, an Investor). This allocation is generally equal to 0.625% (prior to July 1, 2009) of the balance in each fee-paying capital account as of the beginning of each quarter (for each Investor, the Target Special Profits Interest Amount) except that amounts are allocated to the General Partners in respect of special profits interest allocations only to the extent net increases (i.e., net profits) are allocated to an Investor for the fiscal year. Accordingly, any special profits interest allocations allocated to the General Partners in any year cannot exceed the net profits allocated to such Investor. In the event that sufficient net profits are not generated by an Investment Fund with respect to a capital account to meet the full Target Special Profits Interest Amount for an Investor for a calendar year, a special profits interest allocation will be made to the extent of such net profits, if any, and the shortfall will be carried forward (without interest or a preferred return) and added to the Target Special Profits Interest Amount determined for such Investor for the next calendar year. Appropriate adjustments will be made to the calculation of the special profits interest allocation for new subscriptions and withdrawals by Investors. In the event that an Investor redeems in full from a Feeder Fund or the Onshore Fund before the full targeted Target

Special Profits Interest Amount determined for such Investor has been allocated to the General Partner in the form of a special profits interest allocation, the Target Special Profits Interest Amount that has not yet been allocated to the General Partner will be eliminated and the General Partner will never receive it.

Effective July 1, 2009, the Fund Documents were revised primarily to provide Investors with various new options for investments in the Private Funds effective July 1, 2009. Each Option has certain eligibility criteria for Investors and existing Investors were permitted to roll over their investments made in the Private Funds prior to July 1, 2009, or Pre-Election Investments, into one or more of the new Options. For fee-paying investments, the special profits interest allocations will range from 1.5% to 2.25% per annum and the incentive allocations will range from 15% (in some cases subject to a preferred return) to 22% per annum. The new Options also have different redemption terms as discussed below.

The economic and withdrawal terms of the Pre-Election Investments remain the same, which include a special profits interest allocation of 2.5% per annum, an incentive allocation of 25% per annum and a three-year lock-up period (or sooner, subject to the payment of an early withdrawal fee). Certain of the Options will preserve each Investor’s existing high water mark with respect to its rolled over Pre-Election Investments and one of the Options establishes a hypothetical high water mark for new capital invested before December 31, 2010 by persons that were Investors prior to June 30, 2009. Effective with permitted withdrawals on December 31, 2009, if an Investor did not roll over a Pre-Election Investment into another Option when it was first eligible to do so without the payment of a withdrawal fee, the Private Funds required such Investor to withdraw such Pre-Election Investment.

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

Lock-up

Investors that invested in the Private Funds prior to July 1, 2009, in general, were initially subject to a one-year absolute lock-up with the ability to redeem in the second and third years subject to an early redemption fee of 8% and 4%, respectively, payable to the applicable Private Fund. On July 1, 2009, pursuant to the Fund Documents, certain of the Private Funds introduced four new share classes for new and existing Investors (such new classes being referred to as Option 1, Option 2, Option 3 or Option 4). Option 1 Investors in the Private Funds are subject to a rolling three-year lock-up period. The first year of which is absolute, with the ability to redeem in the second and third years subject to an early redemption fee of 4% and 8%, respectively, payable to the applicable Private Fund. Option 2 Investors in the Private Funds are subject to a rolling three-year lock-up period. The first two years of which are absolute, with the ability to redeem in the third year with an early redemption fee of 4%, payable to the applicable Private Fund. Option 3 and Option 4 Investors in the Private Funds are not subject to any lock-up but the amount of each semi-annual redemption made by each Option 3 Investor and Option 4 Investor may be limited on each redemption date based on the aggregate redemptions for the applicable Private Funds on such date. All Investors may redeem on June 30 and December 31 of each fiscal year provided that they have given 90 days prior written notice and are not subject to a lock-up period. All redemptions are subject to certain additional restrictions. In addition to the aforementioned Options, certain Investors with reduced fees are subject to a three-year absolute lock-up.

Affiliate Investments

We, along with the Private Funds, have entered into a covered affiliate agreement pursuant to which we (and certain of our subsidiaries) agreed, in general, to be bound by certain restrictions on our investments in any assets that the General Partners deem suitable for the Private Funds, other than government and agency bonds, cash equivalents and investments in non-public companies. We and our subsidiaries will not be restricted from making investments in the securities of certain companies in which Mr. Icahn or companies he controlled had an interest as of the date of the initial launch of the Private Funds, and companies in which we had an interest on August 8, 2007, the date of acquisition of the partnership interests. We and our subsidiaries, either alone or acting together with a group, will not be restricted from (i) acquiring all or any portion of the assets of any public company in connection with a negotiated transaction or series of related negotiated transactions or (ii) engaging in a negotiated merger transaction with a public company and, pursuant thereto, conducting and completing a tender offer for securities of the company. In addition, Mr. Icahn and his affiliates (other than Icahn Enterprises, Icahn Enterprises Holdings and their subsidiaries) continue to have the right to co-invest with the Private Funds. We have no interest in, nor do we generate any income from, any such co-investments, which have been and may continue to be substantial. The terms of the covered affiliate agreement may be amended, modified or waived with our consent and the consent of each of the Private Funds, provided, however, that a majority of the members of an investor committee maintained for certain of the Private Funds may (with our consent) amend, modify or waive any provision of the covered affiliate agreement with respect to any particular transaction or series of related transactions.

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

Employees

Our Investment Management business is supported by an experienced team of 29 professionals as of December 31, 2009, including an investment, legal and operations group. In many cases, team members have worked together successfully and have provided business, investing and legal services for a number of years with respect to the Private Funds’ operations.

Automotive

Background

On July 3, 2008, pursuant to a stock purchase agreement with Thornwood Associates Limited Partnership, or Thornwood, and Thornwood’s general partner, Barberry Corp., or Barberry, we acquired a majority interest in Federal-Mogul Corporation, or Federal-Mogul, for an aggregate price of $862,750,000 (or $17.00 per share, which represented a discount to Thornwood’s purchase price of such shares). Thornwood and Barberry are wholly owned by Mr. Icahn.

On December 2, 2008, we acquired an additional interest in Federal-Mogul from Thornwood, which represented the remaining Federal-Mogul Shares owned by Thornwood. As a result of this transaction, we beneficially own 75,241,924 Federal-Mogul Shares, or 75.7% of the total issued and outstanding capital stock of Federal-Mogul.

Federal-Mogul is a leading global supplier of powertrain and safety technologies, serving the world’s foremost original equipment manufacturers, or OEMs, of automotive, light commercial, heavy-duty, agricultural, marine, rail, off-road and industrial vehicles, as well as the worldwide aftermarket. Federal-Mogul’s leading technology and innovation, lean manufacturing expertise, as well as marketing and distribution deliver world-class products, brands and services with quality excellence at a competitive cost. Federal-Mogul is focused on its sustainable global profitable growth strategy, creating value and satisfaction for its customers, shareholders and employees. Federal-Mogul has established a global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly owned subsidiaries or partially owned joint ventures, organized into four product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection and Global Aftermarket. Federal-Mogul offers its customers a diverse array of market-leading products for OEM, and replacement parts, or aftermarket, applications including pistons, piston rings, piston pins, cylinder liners, valve seats and guides ignition products, dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, engine bearings, industrial bearings, bushings and washers, transmission components, brake disc pads, brake linings, brake blocks, element resistant systems protection sleeving products, acoustic shielding, flexible heat shields, brake system components, chassis products, wipers, fuel pumps and lighting.

Federal-Mogul has operations in 33 countries and, accordingly, all of Federal-Mogul’s product groups derive sales from both domestic and international markets. The attendant risks of Federal-Mogul’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

Federal-Mogul derives significant sales from both the original equipment, or OE, market and the aftermarket. Federal-Mogul seeks to participate in both of these markets by leveraging its OE product engineering and development capability, manufacturing excellence, and expertise to manage a broad and deep range of replacement parts to service the aftermarket. Federal-Mogul is the OE technology market share leader in several product groups. Federal-Mogul believes that it is uniquely positioned to offer premium brands, OE replacement and entry level products for all Global Aftermarket customers. Therefore, Federal-Mogul can be first to the aftermarket with new products, service expertise and customer support. As of December 31, 2009, Federal-Mogul had current OE products included on more than 300 global vehicle platforms and more than 700 global powertrains used in light, medium and heavy-duty vehicles. This broad range of vehicle and powertrain applications reinforces Federal-Mogul’s belief in its unique market position.

Federal-Mogul is a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and files annual, quarterly and current reports. Each of these reports is separately filed with the SEC and is publicly available.

Strategy

Federal-Mogul’s strategy is to develop and deliver leading technology and innovation which results in market share expansion in the OE market and aftermarket. Federal-Mogul assesses individual opportunities to execute its strategy based upon estimated sales and margin growth, cost reduction potential, internal investment returns and other criteria, and makes investment decisions on a case-by-case basis. Opportunities meeting or exceeding benchmark return criteria may be undertaken through research and development activities, acquisitions, joint ventures and other strategic alliances, or restructuring activities as further discussed below.

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

Federal-Mogul’s research and development activities are conducted at its research and development locations. Within the United States, these centers are located in Plymouth, Michigan; Toledo, Ohio; Skokie, Illinois; Ann Arbor, Michigan; and Exton, Pennsylvania. Internationally, Federal-Mogul’s research and development centers are located in Burscheid, Germany; Nuremberg, Germany; Wiesbaden, Germany; Bad Camberg, Germany; Chapel, United Kingdom; Crepy, France; Shanghai, China and Yokohama, Japan.

Each of Federal-Mogul’s business units is engaged in engineering, research and development efforts working closely with customers to develop custom solutions to meet their needs. Total expenditures for research and development activities, including product engineering and validation costs, were $140 million and $142 million for the fiscal year ended December 31, 2009, or fiscal 2009, and for the period March 1, 2008 through December 31, 2008, respectively.

Joint Ventures and Other Strategic Alliances

Federal-Mogul forms joint ventures and strategic alliances to gain share in emerging markets, facilitate the exchange of technical information and development of new products, extend current product offerings, provide best cost manufacturing operations and broaden its customer base. Federal-Mogul believes that certain of its joint ventures have provided, and will continue to provide, opportunities to expand business relationships with Asian and other OEMs operating in “BRIC” growth markets of Brazil, Russia, India and China. Federal-Mogul is currently involved in 32 joint ventures located in 13 different countries throughout the world, including China, India, Korea, Russia and Turkey. Of these joint ventures, Federal-Mogul maintains a controlling interest in 18 entities and, accordingly, the financial results of these entities are included in the consolidated financial statements. Federal-Mogul has a non-controlling interest in 14 of its joint ventures, of which eight are accounted for under the equity method and six are accounted for under the cost method. Federal-Mogul does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, Federal-Mogul’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

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

An unprecedented downturn in the global automotive industry and global financial markets led Federal-Mogul to announce, in September and December 2008, certain restructuring actions designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. It was anticipated that this plan would reduce Federal-Mogul’s global workforce by approximately 8,600 positions when compared with the workforce as of September 30, 2008. For the fiscal year ended December 31, 2009 and the period March 1, 2008 through December 31, 2008, Federal-Mogul has recorded $31 million and $127 million, respectively, in net restructuring expenses associated with this plan and expects to incur additional restructuring expenses up to $6 million through the fiscal year ending December 31, 2010, or fiscal 2010. Because the significant majority of the costs expected to be incurred in relation to this plan are related to severance expenses, such activities are expected to yield future annual savings at least equal to the costs incurred.

Federal-Mogul’s restructuring activities are further discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 3, “Operating Units,” to the consolidated financial statements, included in Item 8 of this report.

Products

The following provides an overview of products manufactured and distributed by Federal-Mogul:

•	Powertrain Energy. Powertrain Energy products are used in automotive, light truck, heavy-duty, industrial, marine, agricultural, power generation and small air-cooled engine applications. The primary products of this product group include pistons, piston rings, piston pins, cylinder liners, valve seats and guides, and ignition products.
•	Powertrain Sealing and Bearings. Federal-Mogul is one of the world’s leading sealing solutions and bearings providers. Product offerings include dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, engine bearings, industrial bearings, bushings and washers, sintered engine and transmission components, and metallic filters.
•	Vehicle Safety and Protection. Federal-Mogul supplies friction, systems protection, chassis, wipers, fuel and lighting products. Federal-Mogul is one of the world’s largest suppliers of friction materials. These products are used in the automotive, motorcycle, heavy-duty, commercial/industrial, aerospace, railway and consumer products markets. The primary products of this product group include brake disc pads, brake linings, brake blocks, element resistant systems protection sleeving products, flexible heat shields, brake system components, chassis products, windshield wipers, fuel pumps and lighting products.
•	Global Aftermarket. Global Aftermarket sells products manufactured within the above product groups and purchased from outside suppliers to the independent automotive, heavy-duty and commercial/industrial replacement markets.

Industry

The automotive vehicle market sector and energy, industrial and transport market sector are comprised of two primary markets: the OE and OES market (collectively referred to as the OE market) in which Federal-Mogul’s products are used in the manufacture of new products and for manufacturer service replacement parts, and the aftermarket in which Federal-Mogul’s products are used as replacement parts for current production and previous models through the independent aftermarket or other service distribution channels.

The OE Market.  Demand for automotive parts in the OE market is generally a function of the number of new vehicles produced, which is driven by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment trends, regulatory requirements and trade agreements. Although OE demand is tied to planned vehicle production, parts suppliers also have the opportunity to grow through increasing their product content per vehicle, by increasing market share with existing customers, and by expanding into new or emerging markets. Companies with a global presence, leading technology and innovation, and advanced product engineering, manufacturing and customer support capabilities are best positioned to take advantage of these opportunities.

The Aftermarket Business.  Global Aftermarket products for current production and previous models are sold directly to a wide range of distributors, retail parts stores and mass merchants who distribute these products to professional service providers and “do-it-yourself” consumers. Demand for aftermarket products is driven by many factors, including the durability of OE parts, the number of vehicles in operation, the average age of the vehicle fleet and vehicle usage. Although the number of vehicles on the road and different models available continue to increase, the aftermarket has experienced softness due to increases in average useful lives of automotive parts resulting from continued technological advancements and resulting improvements in durability.

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

Federal-Mogul’s aftermarket customers include independent warehouse distributors who redistribute products to local parts suppliers, distributors of heavy-duty vehicular parts, engine rebuilders, retail parts stores and mass merchants. The breadth of Federal-Mogul’s product lines, the strength of its leading brand names, marketing expertise, sizable sales force, and its distribution and logistics capability, are central to the success of Federal-Mogul’s Global Aftermarket operations.

No individual customer accounted for more than 5% of segment net sales during fiscal 2009.

Competition

The global vehicular parts business is highly competitive. Federal-Mogul competes with many independent manufacturers and distributors of component parts globally. In general, competition for sales is based on price, product quality, technology, delivery, customer service and the breadth of products offered by a given supplier. Federal-Mogul is meeting these competitive challenges by developing world-class technologies, efficiently integrating its manufacturing and distribution operations, expanding its product coverage within its core businesses, restructuring its operations and transferring production to best cost countries, and utilizing its worldwide technical centers to develop and provide value-added solutions to its customers. A summary of Federal-Mogul’s primary independent competitors by product group is set forth below:

•	Powertrain Energy — Primary competitors include Aisin, Art Metal, BinZou, Bleistahl, Dong Yang, GKN, Hitachi Automotive, Kolbenschmidt, Mahle, NPR, Riken, STI and Sumitomo.
•	Powertrain Sealing and Bearings — Primary competitors include Daido, Dana/Reinz, Elring Klinger, Freudenberg, GKN, Kolbenschmidt, Mahle, Miba, NOK and Pall.

•	Vehicle Safety and Protection — Primary competitors include Affinia, Akebono, Bosch, Delfinger, Delphi, Galfer, General Electric, Honeywell, Nishimbo, Stanley, TMD, Trico, and Valeo.
•	Global Aftermarket — Primary competitors include Affinia, Bosch, Contitech, Delphi, Denso, Honeywell, Mahle, TMD, Trico, TRW and Valeo.

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

Raw Materials and Suppliers

Federal-Mogul purchases various raw materials and component parts for use in its manufacturing processes, including ferrous and non-ferrous metals, non-metallic raw materials, stampings, castings and forgings. Federal-Mogul also purchases parts manufactured by other manufacturers for sale in the aftermarket. Federal-Mogul has not experienced any significant shortages of raw materials, components or finished parts and normally does not carry inventories of raw materials or finished parts in excess of those reasonably required to meet its production and shipping schedules. In fiscal 2009, no outside supplier of Federal-Mogul provided products that accounted for more than 2% of Federal-Mogul’s annual purchases.

Federal-Mogul achieved material and services cost savings of approximately $104 million during fiscal 2009. Federal-Mogul achieved this impact through negotiated price reductions, resourcing activities, technical projects, contractual price escalators and market fluctuations. Through its global purchasing function, Federal-Mogul continues to work with its suppliers to reduce its global material costs.

Seasonality

Federal-Mogul’s business is moderately seasonal because many North American customers typically close assembly plants for two weeks in July for model year changeovers, and for an additional week during the December holiday season. Customers in Europe historically shut down vehicle production during portions of

July and August and one week in December. Shut-down periods in the Asia/Pacific region generally vary by country. The aftermarket experiences seasonal fluctuations in sales due to demands caused by weather and driving patterns. Historically, Federal-Mogul’s sales and operating profits have been the strongest in its second quarter.

Employees

Federal-Mogul had approximately 39,000 employees as of December 31, 2009.

Various unions represent approximately 37% of Federal-Mogul’s U.S. hourly employees and approximately 70% of Federal-Mogul’s non-U.S. hourly employees. With the exception of two facilities in the United States, most of Federal-Mogul’s unionized manufacturing facilities have their own contracts with their own expiration dates, and as a result, no contract expiration date affects more than one facility.

An unprecedented downturn in the global automotive industry and global financial markets led Federal-Mogul to announce, as described above, in September and December 2008, certain restructuring actions designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. It was anticipated that this plan would reduce Federal-Mogul’s global workforce by approximately 8,600 positions when compared with the workforce as of September 30, 2008.

Impact of Environmental Regulations

Federal-Mogul’s operations, consistent with those of the manufacturing sector in general, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environmental control activities did not have a material impact on Federal-Mogul’s financial position or cash flows in fiscal 2009 and are not expected to have a material impact on Federal-Mogul’s financial position or cash flows in fiscal 2010.

Intellectual Property

Federal-Mogul holds in excess of 4,200 patents and patent applications on a worldwide basis, of which 943 have been filed in the United States. Of the approximately 4,200 patents and patent applications, approximately 30% are in production use and/or are licensed to third parties, and the remaining 70% are being considered for future production use or provide a strategic technological benefit to Federal-Mogul.

Federal-Mogul does not materially rely on any single patent, nor will the expiration of any single patent materially affect Federal-Mogul’s business. Federal-Mogul’s current patents expire over various periods into the year 2033. Federal-Mogul is actively introducing and patenting new technology to replace formerly patented technology before the expiration of the existing patents. In the aggregate, Federal-Mogul’s worldwide patent portfolio is materially important to its business because it enables Federal-Mogul to achieve technological differentiation from its competitors.

Federal-Mogul also maintains more than 5,800 active trademark registrations and applications worldwide. In excess of 90% of these trademark registrations and applications are in commercial use by Federal-Mogul or are licensed to third parties.

Metals

Background

PSC Metals is principally engaged in the business of collecting, processing and selling ferrous and non-ferrous metals.

PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms, and supplies the recycled metals to its customers, including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. These services are provided through PSC Metals’ recycling facilities located in eight states. PSC Metals’ ferrous products include shredded, sheared and bundled scrap metal and other purchased scrap metal such as turnings (steel machining fragments), cast furnace iron and broken furnace iron and processes them into a size, density and purity required by customers to meet their production needs. PSC Metals also processes non-ferrous metals including aluminum, copper, brass, stainless steel and nickel-bearing metals. Non-ferrous products are a significant raw material in the production of aluminum and copper alloys used in manufacturing. PSC Metals also operates a secondary products business that includes the supply of secondary plate and pipe that is sold into niche markets for counterweights, piling and foundations, construction materials and infrastructure end-markets.

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

The Ferrous Scrap Metal Business

PSC Metals purchases processed and unprocessed ferrous scrap metal from various sources, including individuals and traditional “junk yards” and industrial manufacturers who recycle the offal from their metal-forming processes and steel mills who look to PSC Metals to remarket secondary product they would otherwise scrap. PSC Metals sets the price paid to its suppliers based on market factors such as the demand and price for processed material and on the underlying metal content of the scrap material being purchased. Changes in scrap prices could cause the collection rates of scrap to increase (when prices are higher) or decrease (when prices are lower). The variation in prices and collection rates can have a significant effect on sales volumes through PSC Metals’ scrap yards. Scrap material is processed in PSC Metals’ recycling yards where it is shredded, cut, broken, sheared, sorted and classified for use as raw material in the steel making process. PSC Metals then sells processed ferrous scrap to end-users such as steel producing mini-mills and integrated steel makers and foundries, as well as brokers who aggregate materials for other large users. Additionally, a significant amount of valuable, non-ferrous metal is also recovered as a by-product of the shredding process, which is sold separately as discussed below.

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

Customers

PSC Metals had one individually significant customer in fiscal 2009 that represented approximately 11% of its net sales. No other customer accounted for more than 10% of segment net sales in fiscal 2009.

Employees

As of December 31, 2009, PSC Metals employed 851 persons, including 130 employees with collective bargaining agreements.

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

Our property development and resort operations are run primarily through Bayswater Development LLC, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family houses, multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of approximately 327 and 870 units of residential housing, respectively. Both developments operate golf and resort activities as well. Our long-term investment horizon and operational expertise allow us to acquire properties with limited current income and complex entitlement and development issues.

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

Employees

Our Real Estate segment had approximately 270 employees as of December 31, 2009, which fluctuates due to the seasonal nature of certain of our businesses. No employees are covered by collective bargaining agreements.

Home Fashion

Background

We conduct our Home Fashion operations through our interest in WestPoint International Inc., or WPI, a manufacturer and distributor of home fashion consumer products based in New York, New York. On August 8, 2005, WPI and its subsidiaries completed the purchase of substantially all the assets of WestPoint Stevens Inc., or WPS, and certain of its subsidiaries pursuant to an asset purchase agreement, or the Purchase Agreement, approved by The United States Bankruptcy Court for the Southern District of New York in connection with Chapter 11 proceedings of WPS. WPS was a premier manufacturer and marketer of bed and bath home fashions supplying leading U.S. retailers and institutional customers. Before the asset purchase transaction, WPI did not have any operations.

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

On December 20, 2006, we acquired: (a) 1,000,000 shares of Series A-1 Preferred Stock of WPI for a purchase price of $100 per share, for an aggregate purchase price of $100.0 million, and (b) 1,000,000 shares of Series A-2 Preferred Stock of WPI for a purchase price of $100 per share, for an aggregate purchase price of $100.0 million. Each of the Series A-1 and Series A-2 Preferred Stock has a 4.5% annual dividend, which is paid quarterly. For the first two years after issuance, the dividends are to be paid in the form of additional preferred stock. Thereafter, the dividends are to be paid in cash or in additional preferred stock at the option of WPI. Each of the Series A-1 and Series A-2 Preferred Stock is convertible into common shares of WPI at a rate of $10.50 per share, subject to certain anti-dilution provisions; provided, however, that under certain circumstances, $92.1 million of the Series A-2 Preferred Stock may be converted at a rate of $8.772 per share.

WPI has its own board of directors and audit committee. We are the only holders of WPI’s preferred stock, and, in accordance with its terms, we have the right to elect six of the ten directors of the WPI board of directors. None of the independent directors of the board of directors of Icahn Enterprises GP serves on the WPI board of directors.

Depending on the outcome of current pending litigation, we may own less than a majority of WPI’s shares of common stock and our ownership of the preferred stock may change. Our loss of control of WPI could adversely affect WPI’s business and the value of our investment.

We consolidated WPI for the period from the date of acquisition on August 8, 2005 through December 31, 2009. If we were to own less than 50% of the outstanding common stock, we would have to evaluate whether we should continue to consolidate WPI and our financial statements could be materially different than those presented in our financial statements. See Item 1A, “Risk Factors,” and Item 3, “Legal Proceedings.”

Business

WPI’s business consists of manufacturing, sourcing, designing, marketing, distributing and selling home fashion consumer products. WPI differentiates itself in the $11.3 billion home fashion textile industry based on its nearly 200-year reputation for providing its customers with (1) a full assortment of home fashion products; (2) good customer service; (3) a superior value proposition; and (4) branded and private label products with strong consumer recognition. WPI markets a broad range of manufactured and sourced bed, bath, basic bedding and kitchen textile products, including sheets, pillowcases, bedspreads, quilts, comforters and duvet covers, bath and beach towels, bath rugs, bed skirts, bed pillows, flocked blankets, woven blankets and throws, heated blankets, mattress pads, kitchen towels and kitchen accessories. WPI continues to serve substantially all the former customers of WPS, as well as new customers using assets acquired from WPS, and subsequent acquisition and joint venture assets, and through sourcing activities.

WPI manufactures and sources its products in a wide assortment of colors and patterns from a variety of fabrics, including chambray, twill, sateen, flannel and linen, and from a variety of fibers, including cotton, synthetics and cotton blends. WPI seeks to position its business as a single-source supplier to retailers of home fashion products, offering a broad assortment of products across multiple price points. WPI believes that product and price point breadth allows it to provide a comprehensive product offering for each major distribution channel.

WPI has transitioned the majority of its manufacturing to low-cost countries and continues to maintain its corporate offices and distribution operations in the United States.

Strategy

WPI’s strategy is to increase its revenues by selling more licensed, differentiated and proprietary products to WPI’s new and existing customers. WPI believes that it can improve margins over time through upgraded marketing, selective product development, enhanced design, additional distribution channels and improved customer service capabilities, as well as by lowering its cost of goods sold and improve its long-term profitability by reducing its dependence upon higher-cost domestic sources of manufactured products through establishing offshore manufacturing and sourcing arrangements. This may entail further U.S. plant closings in addition to those already closed. In addition, WPI continues to lower its general and administrative expense by consolidating its locations, outsourcing, reducing headcount and applying more stringent oversight of expense areas where potential savings may be realized.

Brands, Trademarks and Licenses

WPI markets its products under trademarks, brand names and private labels. WPI uses trademarks, brand names and private labels as merchandising tools to assist its customers in coordinating their product offerings and differentiating their products from those of their competitors.

WPI manufactures and sells its own branded line of home fashion products consisting of merchandise bearing registered trademarks that include Atelier Martex, Grand Patrician, Martex, Patrician, Lady Pepperell, Eco Pure, Luxor, Seduction, Utica, Vellux, Baby Martex and Chatham.

In addition, some of WPI’s home fashion products are manufactured and sold pursuant to licensing agreements under designer and brand names that include, among others, Lauren, Ralph Lauren, IZOD, Charisma, Rachael Ray, Casa Cristina, Little MissMatched and Harley Davidson.

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

The percentage of WPI’s net sales derived from the sale of private label branded and unbranded products for fiscal 2009 was approximately 30%. For fiscal 2009, the percentage of WPI net sales derived from sales under brands it owns and controls was 33%, and the percentage of WPI net sales derived from sales under brands owned by third parties pursuant to licensing arrangements with WPI was 37%.

Marketing

WPI markets its products through leading department stores, mass merchants, specialty stores, food and drug stores and institutional channels. WPI also markets its brands and products in certain international markets through licenses or direct sales to international retailers and distributors. Through marketing efforts directed towards retailers and institutional clients, WPI seeks to create products and services in direct response to recognized consumer trends by focusing on elements such as product design, product innovation, packaging, store displays and other marketing support.

WPI works closely with its major customers to assist them in merchandising and promoting WPI’s products to consumers. In addition, WPI regularly meets with its customers in an effort to maximize product exposure and sales and to jointly develop merchandise assortments and plan promotional events specifically tailored to the customer. WPI provides merchandising assistance with store layouts, fixture designs, advertising and point-of-sale displays. Advertising and a comprehensive internet website have served to enhance brand recognition and direct customers to retail outlets to purchase WPI products. WPI also provides its customers with suggested customized advertising materials designed to increase product sales. A heightened focus on consumer research provides needed products on a continual basis. WPI distributes finished products directly to retailers. The majority of WPI’s remaining sales of home fashion products are through the institutional channel, which includes hospitality and healthcare establishments, as well as laundry supply businesses.

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

Distribution

In order to gain operating efficiencies, to increase supply chain visibility and to achieve substantial cost savings, WPI engaged a third-party provider of logistics to consolidate WPI’s domestic warehousing and distribution operations.

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

Customers

WPI had two individually significant customers in fiscal 2009 that each represented approximately 19% and 13% of its net sales. No other individual customers accounted for more than 10% of segment net sales in fiscal 2009.

Employees

WPI and its subsidiaries had 2,218 employees as of December 31, 2009.

Railcar

Background

On January 15, 2010, we acquired a 54.3% controlling interest in ARI from affiliates of Mr. Icahn. The financial results of ARI are not included in our consolidated financial statements located in Item 8 of this report as the acquisition occurred subsequent to December 31, 2009. The acquisition of ARI represents an acquisition of an entity under common control and we will consolidate the financial results of ARI in future filings with the SEC on an as-if-pooling basis. Historical revenues from manufacturing operations were $301 million for the nine months ended September 30, 2009 and, $758 million and $648 million for the fiscal years ended December 31, 2008 and 2007, respectively. Historical revenues from railcar services were $44 million for the nine months ended September 30, 2009 and, $51 million and $50 million for the fiscal years ended December 31, 2008 and 2007, respectively.

Business

ARI is a leading North American designer and manufacturer of hopper and tank railcars. ARI also repairs and refurbishes railcars, provides fleet management services and designs and manufactures certain railcar and industrial components. ARI provides its railcar customers with integrated solutions through a comprehensive set of high quality products and related services.

ARI operates in two business groups: manufacturing operations and railcar services. Manufacturing operations consists of railcar manufacturing and railcar and industrial component manufacturing. Railcar services consists of railcar repair, refurbishment and fleet management services.

ARI’s primary customers include companies that purchase railcars for lease by third parties, or leasing companies, industrial companies and those that use railcars for freight transport, or shippers, and Class I railroads. In servicing this customer base, ARI believes its integrated railcar repair, refurbishment and fleet management services and its railcar components manufacturing business help it further penetrate the general railcar manufacturing market. These products and services provide ARI with cross-selling opportunities and insights into its customers’ railcar needs that they use to improve its products and services and enhance its reputation.

ARI is a reporting company under the Exchange Act and files annual, quarterly and current reports. Each of these reports is separately filed with the SEC and is publicly available.

Products and Services

ARI designs and manufactures special, customized and general purpose railcars and a wide range of components primarily for the North American railcar and industrial markets. ARI also supports the railcar industry through a variety of integrated railcar services, including repair, maintenance, consulting, engineering and fleet management services.

ARI primarily manufactures two types of railcars, hopper railcars and tank railcars, but has the ability to produce additional railcar types. ARI also manufactures various components for railcar and industrial markets.

ARI’s primary railcar services are repair, refurbishment and fleet management services. Its primary customers for these services are leasing companies and shippers. ARI can service the entire railcar fleets of its customers, including railcars manufactured by other companies. ARI’s railcar services provide it insight into its customers’ railcar needs that it can use to improve its products. These services also may create new customer relationships and enhance relationships with its existing customers.

Food Packaging

Background

On January 15, 2010, we acquired a 71.4% controlling interest in Viskase from affiliates of Mr. Icahn. The financial results of Viskase are not included in our consolidated financial statements located in Item 8 of this report as the acquisition occurred subsequent to December 31, 2009. The acquisition of Viskase represents an acquisition of an entity under common control and we will consolidate the financial results of Viskase in future filings with the SEC on an as-if-pooling basis. Historical net sales for Viskase were $284 million and $250 million for the fiscal years ended December 31, 2008 and 2007, respectively. Net sales for fiscal 2009 is not yet available. For the nine-months ended September 30, 2009, Viskase had net sales of $222 million.

Business

Viskase is a leading worldwide producer of non-edible cellulosic, fibrous and plastic casings used to prepare and package processed meat and poultry products. Viskase provides value-added product support services to its customers, which include some of the world’s largest global consumer products companies. In 1925, one of Viskase’s predecessors invented the basic process for producing casings from regenerated cellulose for commercial production, and Viskase and its predecessors have been in the processed meat flexible packaging business for over 80 years. Viskase believes it is one of the two largest worldwide producers of non-edible cellulosic casings for small-diameter processed meats, such as hot dogs. In addition, Viskase believes it is one of the three largest worldwide producers of non-edible fibrous casings for large-diameter sausages, salami, hams and other processed meat products. Viskase also produces plastic casings for a wide range of processed meat and poultry applications. Viskase’s high-quality product offering and superior customer service have resulted in strong and longstanding relationships with a blue-chip customer base that includes Kraft Foods, Smithfield Foods and ConAgra Foods. The average length of Viskase’s relationships with its top ten customers is greater than ten years. Viskase operates seven manufacturing facilities, nine distribution centers and two service centers spread across North America, Europe and South America and, as a result, Viskase is able to sell its products globally.

The Industry

The flexible packaging market in the United States is comprised of paper, plastic film or foil products, and laminations of these materials. Viskase participates in the cellulosic, fibrous and plastic casings segments of the general flexible packaging market. Its casings are used in the production of processed meat and poultry products, such as hot dogs, sausages, salami, ham and bologna. In the manufacturing of these products, the meat or poultry is placed into a particular casing and then cooked, smoked or dried. The casing utilized determines the size, consistency of shape and overall appearance and quality of the final product. Cellulosic, fibrous and plastic casings also permit high-speed stuffing and processing of products on commercially available, automated equipment, which provides Viskase’s customers with consistent product quality, high production output rates and lower manufacturing costs.

Business Strategy

Viskase’s business strategy is to continue to improve operational efficiencies and reduce costs. Viskase has been successful in implementing certain cost savings initiatives and will continue to pursue similar opportunities that enhance its profitability and competitive positioning as a casings market leader. Viskase believes that further sustainable cost savings are achievable in the areas of waste management and operational alignment. Reduction of extrusion, shirring and printing waste is feasible at various facilities as Viskase continues to refine its product mix and opportunistically reduce labor costs. In addition, its ongoing efforts to rationalize SKUs and improve raw materials purchasing worldwide is expected to further optimize its manufacturing operations and streamline its organization. Viskase plans to conservatively invest capital in its manufacturing processes through the installation of more efficient equipment in order to achieve productivity gains.

Products

Viskase’s main product lines are as follows:

NOJAX® Casings — Small-diameter cellulosic casings designed for the production of hot dogs, wieners, frankfurters, viennas, cocktail sausages, coarse ground dinner sausages and other small-diameter processed meats.

Fibrous Casings — Paper-reinforced cellulosic casings utilized in the manufacture of a wide variety of cooked, smoked and dried processed meats, including large sausages, bologna, salami, ham, pepperoni and deli meats.

VISFLEXTM and VISMAXTM Casings — Plastic (polyamide) casings, each designed with distinct performance characteristics targeted at a wide range of sausage, deli meat and other processed meat and poultry applications.

Viskase also manufactures other specialty cellulosic products, notably a family of large cellulosic casings with limited applications for mortadella and specialty sausages, as well as some non-food products targeted at dialysis membrane and specialized battery separator market applications.

International Operations

Viskase has five manufacturing or finishing facilities located outside the continental United States: Monterrey, Mexico; Beauvais, France; Thâon-les-Vosges, France; Caronno, Italy; and Guarulhos, Brazil. Net sales from customers located outside the United States represented approximately 67% of its total net sales in fiscal 2009. Viskase’s operations in France are responsible for distributing products, directly or through distributors, in Europe, Africa, the Middle East and parts of Asia. While overall consumption of processed meat products in North America and Western Europe is stable, there is a potential for market growth in Eastern Europe, South America and Southeast Asia.

Holding Company

We seek to invest our available cash and cash equivalents in liquid investments with a view to enhancing returns as we continue to assess further acquisitions of operating businesses.

Through December 31, 2009, we have made direct investments aggregating $1.7 billion in the Private Funds for which no special profits interest allocations (and, prior to January 1, 2008, management fees) or incentive allocations are applicable. As of December 31, 2009, the total value of these investments was approximately $1.7 billion, with an unrealized gain of $328 million for fiscal 2009. These amounts are reflected in the Private Funds’ net assets and earnings. Additionally, subsequent to December 31, 2009, we invested an additional $250 million in the Private Funds. We may redeem our direct investment in the Private Funds on a quarterly basis with at least 65 days notice.

We conduct our activities in a manner so as not to be deemed as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Generally, this means that we do not invest or intend to invest in securities as our primary business and that no more than 40% of our total assets will be invested in investment securities as such term is defined in the Investment Company Act. In addition, we intend to structure our investments so as to continue to be taxed as a partnership rather than as a corporation under the applicable publicly traded partnership rules of the Internal Revenue Code of 1986, as amended, or the Code.

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

Mr. Icahn, through affiliates, owns 100% of Icahn Enterprises GP, our general partner, and approximately 92.0% of our outstanding depositary units and approximately 86.5% of our preferred units as of December 31, 2009, and, as a result, has the ability to influence many aspects of our operations and affairs. Icahn Enterprises GP also is the general partner of Icahn Enterprises Holdings.

In addition, if Mr. Icahn were to sell, or otherwise transfer, some or all of his interests in us to an unrelated party or group, a change of control could be deemed to have occurred under the terms of the indentures governing our new notes (as defined below) which would require us to offer to repurchase all outstanding notes at 101% of their principal amount plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of notes.

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

While we made cash distributions in the amount of $0.25 per depositary unit in each of the four quarters of fiscal 2009, the payment of future distributions will be determined by the board of directors of Icahn Enterprises GP, our general partner, quarterly, based on a review of a number of factors, including those described below and other factors that it deems relevant at the time that declaration of a distribution is considered.

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

Holders of our depositary units may also have to repay Icahn Enterprises amounts wrongfully distributed to them. Under Delaware law, we may not make a distribution to holders of our depositary units if the distribution causes our liabilities to exceed the fair value of our assets. Liabilities to partners on account of their partnership interests and nonrecourse liabilities are not counted for purposes of determining whether a distribution is permitted. Delaware law provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution violated Delaware law will be liable to the limited partnership for the distribution amount for three years from the distribution date.

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

Our current businesses and businesses that we acquire may not generate sufficient cash to service our debt. In addition, we may not generate sufficient cash flow from operations or investments and future borrowings may not be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. After taking into effect the debt extinguishment on our 2012 Notes and 2013 Notes and the issuance of the New Notes, approximately $600 million of indebtedness will come due in the three-year period ending December 31, 2012, which includes our mortgages payable, credit facilities and related interest payments due thereon. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

We are a holding company and depend on the businesses of our subsidiaries to satisfy our obligations.

We are a holding company. In addition to cash and cash equivalents, U.S. government and agency obligations and other short-term investments, our assets consist primarily of investments in our subsidiaries. Moreover, if we make significant investments in operating businesses, it is likely that we will reduce the liquid assets at Icahn Enterprises and Icahn Enterprises Holdings in order to fund those investments and the ongoing operations of our subsidiaries. Consequently, our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units likely will depend on the cash flow of our subsidiaries and the payment of funds to us by our subsidiaries in the form of dividends, distributions, loans or otherwise.

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

In January 2010, we issued $850,000,000 aggregate principal amount of 7.750% senior notes due 2016, or the 2016 Notes, and $1,150,000,000 aggregate principal amount of 8% senior notes due 2018, or the 2018 Notes (and, together with the 2016 Notes, referred to herein as the New Notes) in a private placement not registered under the Securities Act of 1933, as amended, or the Securities Act. The New Notes were issued pursuant to an indenture dated as of January 15, 2010 by us and Icahn Enterprises Finance Corp., or Icahn Enterprises Finance, as co-issuer. The proceeds from the sale of the New Notes were used in part to repay the existing senior unsecured 7.125% notes due 2013, or the 2013 Notes, and the senior unsecured 8.125% notes due 2012, or the 2012 Notes.

The covenants in the indenture governing the New Notes are substantially similar to the covenants in the indenture governing our variable rate notes due 2013 (and the covenants in the indentures that governed the 2013 Notes and the 2012 Notes) and do not prohibit our subsidiaries from incurring additional debt. We and Icahn Enterprises Holdings may incur additional indebtedness if we comply with certain financial tests contained in the indentures that govern these notes. However, our subsidiaries other than Icahn Enterprises Holdings are not subject to any of the covenants contained in the indentures governing or senior notes, including the covenant restricting debt incurrence. If new debt is added to our and our subsidiaries’ current levels, the related risks that we, and they, now face could intensify. In addition, under the indenture governing our new notes, certain important events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a change of control.

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

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 92.0% of our outstanding depositary units and approximately 86.5% of our outstanding preferred units as of December 31, 2009. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there are at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation, or the PBGC, against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC, is the sponsor of several pension plans which, as of December 31, 2009, were not underfunded on an ongoing actuarial basis but would be underfunded by approximately $117 million if those plans were terminated, as most recently reported by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in promised benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group that includes us may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans.

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

In order not to become an investment company required to register under the Investment Company Act, we monitor the value of our investments and structure transactions with an eye toward the Investment Company Act. As a result, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act concerns, or we may avoid otherwise economically desirable transactions due to those concerns. In addition, events beyond our control, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings or adverse developments with respect to our ownership of certain of our subsidiaries, such as our potential loss of control of WPI, one of our majority owned subsidiaries, could result in our inadvertently becoming an investment company. See Item 3, “Legal Proceedings,” for further discussion.

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

We may become taxable as a corporation.

We believe that we have been and are properly treated as a partnership for federal income tax purposes. This allows us to pass through our income and deductions to our partners. However, the Internal Revenue Service, or the IRS, could challenge our partnership status and we could fail to qualify as a partnership for past years as well as future years. Qualification as a partnership involves the application of highly technical and complex provisions of the Code. For example, a publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income, which includes interest, dividends, oil and gas revenues, real property rents, gains from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends, and certain other items. We believe that in all prior years of our existence at least 90% of our gross income was qualifying income and we intend to structure our business in a manner such that at least 90% of our gross income will constitute qualifying income this year and in the future. However, there can be no assurance that such structuring will be effective in all events to avoid the receipt of more than 10% of non-qualifying income. If less than 90% of our gross income constitutes qualifying income, we may be subject to corporate tax on our net income, at a Federal rate of up to 35% plus possible state taxes. Further, if less than 90% of our gross income constituted qualifying income for past years, we may be subject to corporate level tax plus interest and possibly penalties. In addition, if we register under the Investment Company Act, it is likely that we would be treated as a corporation for U.S. federal income tax purposes. The cost of paying federal and possibly state income tax, either for past years or going forward could be a significant liability and would reduce our funds available to make distributions to holders of units, and to make interest and principal payments on our debt securities. To meet the qualifying income test we may structure transactions in a manner which is less advantageous than if this were not a consideration, or we may avoid otherwise economically desirable transactions.

Legislation has been introduced into Congress which, if enacted, could have a material and adverse effect on us. These proposals include legislation which would tax publicly traded partnerships engaged in the Investment Management segment, such as us, as corporations. Other proposals, including a proposal in H.R. 4213, the Tax Extenders Act of 2009, or the Extenders Bill, that was recently passed by the U.S. House of Representatives, if eventually enacted and applied to us, would treat the income from carried interests, when recognized for tax purposes, as ordinary income and as not qualifying as investment income for purposes of the 90% investment income test that publicly traded partnerships must meet to be classified as partnerships. Under the Extenders Bill as currently drafted, this treatment would not apply to a partnership that is publicly traded on the date of enactment for any taxable year of the partnership that begins before the date 10 years after the date of enactment. It is unclear whether such legislation will be enacted. Moreover, it is unclear what specific provisions may be enacted, including what the effective date will be, and accordingly what any such legislation’s impact will be on us. It is possible that if such legislation were enacted we would be treated as an association, taxable as a corporation, which would materially increase our taxes. As an alternative, we might be required to restructure our operations, and possibly dispose of certain businesses, in order to avoid or mitigate the impact of any such legislation.

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

To the extent that any material weakness or significant deficiency exists in our consolidated subsidiaries’ internal control over financial reporting, such material weakness or significant deficiency may adversely affect our ability to provide timely and reliable financial information necessary for the conduct of our business and satisfaction of our reporting obligations under federal securities laws, which could affect our ability to remain listed on the New York Stock Exchange, or the NYSE. Ineffective internal and disclosure controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our depositary units or the rating of our debt.

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

We may not realize the potential benefits of our acquisitions.

We may expand our existing businesses if appropriate opportunities are identified, as well as use our established businesses as a platform for additional acquisitions in the same or related areas. Any such acquisition, if consummated, could involve risks not presently faced by us. In addition, we may not realize the anticipated benefits of any such acquisition.

Risks Relating to Our Business

General

In addition to the following risk factors specific to each of our businesses, all of our businesses are subject to the effects of the following:

•	the continued threat of terrorism;
•	continued or future economic downturn;
•	loss of any of our or our subsidiaries’ key personnel;
•	the unavailability, as needed, of additional financing; and
•	the unavailability of insurance at acceptable rates.

Investment Management

Our Investment Management segment has been and may continue to be materially and adversely affected by conditions in the global financial markets and the economy generally.

During most of fiscal 2008 and into fiscal 2009, the global securities markets and the economy generally were characterized by extreme volatility and illiquidity and significant overall deterioration. These and other factors had a negative effect on the Private Funds and, therefore, our Investment Management segment. Although the global markets and the economic climate improved in fiscal 2009, there is significant risk that these conditions could again deteriorate and experience volatility and illiquidity and these conditions could continue for a significant period of time. In the event that some or all of these conditions occur, the Private Funds could be materially and adversely affected in many different ways. Furthermore, difficult market conditions may also increase the risk of default with respect to investments held by the Private Funds that have significant debt investments. Many other factors beyond the control of our Investment Management segment may adversely affect the Private Funds, including, without limitation, rising interest rates, inflation, terrorism or political uncertainty.

The historical financial information for our Investment Management segment is not necessarily indicative of its future performance.

The financial results of our Investment Management segment are primarily driven by AUM and the performance of the Private Funds. The historical consolidated financial information contained elsewhere in this Annual Report on Form 10-K is not indicative of the future financial results of our Investment Management segment. In particular, with respect to the historical returns of our Investment Management segment:

•	Past favorable market conditions and profitable investment opportunities may not occur in the future;
•	Future returns may be affected by the risks described elsewhere in this report, including risks of the industries and businesses in which a particular Private Fund invests.

Poor performance of the Private Funds could cause a decline in our Investment Management segment revenue and we might not receive incentive allocations or special profits interest allocations for a significant period of time.

Our revenue from our Investment Management segment is derived principally from three sources: (1) special profits interest allocations; (2) incentive allocations; and (3) gains or losses in our investments in the Private Funds. In the event that one or more of the Private Funds were to perform poorly, our Investment Management segment revenue could decline and we may not receive special profits interest allocations or incentive allocations. The incentive allocations are subject to a “high watermark,” whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods are recovered.

In the event that the performance of a Private Fund is negative, our Investment Management segment revenue could decline, we will not receive any special profit allocations in future periods from such Private Fund and the amount of the Private Funds’ high watermark with respect to the incentive allocations will increase. Moreover, we could experience losses on our direct investments of our own capital as a result of any such poor performance of the Private Funds. Investors and potential investors in the Private Funds regularly assess the Private Funds’ performance. The ability of the Private Funds to raise capital, and the avoidance of excessive redemption levels, will depend on several factors, including the Private Funds’ continued performance at a level that is satisfactory to investors and potential investors in the Private Funds.

We have made significant direct investments in the Private Funds and negative performance of the Private Funds may result in a significant decline in the value of our investments.

We have invested an aggregate of $1.7 billion of our capital in the Private Funds and the net asset value thereof as of December 31, 2009 is approximately $1.7 billion. In addition, subsequent to December 31, 2009, we invested an additional $250 million in the Private Funds. If the Private Funds experience negative performance, the value of these investments will be negatively impacted.

Successful execution of the Private Funds’ activist investment activities involves many risks, certain of which are outside of our control.

The success of the Private Funds’ investment strategy may require, among other things: (i) that our Investment Management segment properly identify companies whose securities prices can be improved through corporate and/or strategic action or successful restructuring of their operations; (ii) that the Private Funds acquire sufficient securities of such companies at a sufficiently attractive price; (iii) that the Private Funds avoid triggering anti-takeover and regulatory obstacles while aggregating their positions; (iv) that management of portfolio companies and other security holders respond positively to our proposals; and (v) that the market price of portfolio companies’ securities increases in response to any actions taken by the portfolio companies. We cannot assure you that any of the foregoing will succeed.

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

From time to time, each Private Fund may invest in bonds or other fixed income securities, such as commercial paper and higher yielding (and, therefore, higher risk) debt securities. It is likely that a major economic recession could severely disrupt the market for such securities and may have a material adverse impact on the value of such securities. In addition, it is likely that any such economic downturn could adversely affect the ability of the issuers of such securities to repay principal and pay interest thereon and increase the incidence of default for such securities.

For reasons not necessarily attributable to any of the risks set forth in this Annual Report on Form 10-K (for example, supply/demand imbalances or other market forces), the prices of the securities in which the Private Funds invest may decline substantially. In particular, purchasing assets at what may appear to be undervalued levels is no guarantee that these assets will not be trading at even more undervalued levels at a future time of valuation or at the time of sale.

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

The use of leverage in investments by the Private Funds may pose a significant degree of risk and may enhance the possibility of significant loss in the value of the investments in the Private Funds.

Each Private Fund may leverage its capital if its general partner believes that the use of leverage may enable the Private Fund to achieve a higher rate of return. Accordingly, a Private Fund may pledge its securities in order to borrow additional funds for investment purposes. Each Private Fund may also leverage its investment return with options, short sales, swaps, forwards and other derivative instruments. The amount of borrowings that each Private Fund may have outstanding at any time may be substantial in relation to its capital. While leverage may present opportunities for increasing a Private Fund’s total return, leverage may increase losses as well. Accordingly, any event that adversely affects the value of an investment by a Private Fund would be magnified to the extent such fund is leveraged. The cumulative effect of the use of leverage by each Private Fund in a market that moves adversely to the Private Fund’s investments could result in a substantial loss to the Private Fund that would be greater than if the Private Fund was not leveraged. There is no assurance that leverage will be available on acceptable terms, if at all.

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

In the wake of the recent global financial crisis, government and regulatory agencies in the United States and numerous foreign jurisdictions have imposed certain temporary and permanent regulations and restrictions. Furthermore, as a result of highly publicized financial scandals, government officials and investors have exhibited significant concerns over the integrity of the financial markets. Accordingly, the regulatory environment in which our Investment Management segment operates is subject to further regulation in addition to the rules already promulgated. In particular, in recent years, there has been ongoing debate by U.S. and foreign governments regarding new rules and regulations for private investment funds. Our Investment Management segment may be adversely affected by the enactment of new or revised regulations, or changes in the interpretation or enforcement of rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. For example, the SEC may require most hedge fund managers to register under the Investment Advisors Act of 1940. Such changes could place limitations on the type of investor that can invest in the Private Funds. Further, such changes may limit the scope of investment activities that may be undertaken by the Private Funds’ managers. Any such changes could increase the cost of our Investment Management segment’s doing business and/or materially adversely impact our profitability. In addition, the SEC may limit the Private Funds’ current exemption from registration as investment companies under the Investment Company Act. Additionally, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, other regulators and self-regulatory organizations and exchanges have taken and are authorized to take extraordinary actions in the event of market emergencies. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Private Funds and the Investment Management segment could be substantial and adverse.

In addition, changes in tax law could adversely affect us. Legislation has been introduced in Congress which, if enacted, could have a material adverse effect on us. Proposals include legislation which would tax publicly traded partnerships engaged in the Investment Management segment, such as us, as corporations. Other proposals would treat the income from carried interests, when recognized for tax purposes, as ordinary income and as not qualifying as investment income for purposes of the 90% investment income test that publicly traded partnerships must meet to be classified as partnerships. It is unclear whether such legislation will be enacted. Moreover, it is unclear what specific provisions may be enacted, including what the effective date will be, and accordingly what any such legislation’s impact will be on us. It is possible that if such legislation were enacted we would be treated as an association, taxable as a corporation, which would materially increase our taxes. As an alternative, we might be required to restructure our operations, and possibly dispose of certain businesses, in order to avoid or mitigate the impact of any such legislation.

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

The success of any hedging activities will depend, in part, upon the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the portfolio investments being hedged. However, hedging techniques may not always be possible or effective in limiting potential risks of loss. Since the characteristics of many securities change as markets change or time passes, the success of our Investment Management segment’s hedging strategy will also be subject to the ability of our Investment Management segment to continually recalculate, readjust and execute hedges in an efficient and timely manner. While a Private Fund may enter into hedging transactions to seek to reduce risk, such transactions may result in a poorer overall performance for the Private Fund than if it had not engaged in such hedging transactions. For a variety of reasons, a Private Fund may not seek to establish a perfect correlation between the hedging instruments utilized and the portfolio holdings being hedged. Such an imperfect correlation may prevent the Private Fund from achieving the intended hedge or expose the Private Fund to risk of loss. Each Private Fund does not intend to seek to hedge every position and may determine not to hedge against a particular risk for various reasons, including, but not limited to, because it does not regard the probability of the risk occurring to be sufficiently high as to justify the cost of the hedge. Our Investment Management segment may not foresee the occurrence of the risk and therefore may not hedge against all risks.

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

The Private Funds’ investments are subject to numerous additional risks, certain of which are described below.

•	Generally, there are few limitations set forth in the offering documents of the Private Funds on the execution of their investment activities, which are subject to the sole discretion of our Investment Management segment.
•	A Private Fund may buy or sell (or write) both call options and put options, and when it writes options, it may do so on a covered or an uncovered basis. When the Private Fund sells (or writes) an option, the risk can be substantially greater than when it buys an option. The seller of an uncovered call option bears the risk of an increase in the market price of the underlying security above the exercise price. The risk is theoretically unlimited unless the option is covered. If it is covered, the Private Fund would forego the opportunity for profit on the underlying security should the market price of the security rise above the exercise price. Swaps and certain options and other custom instruments are subject to the risk of non-performance by the swap counterparty, including risks relating to the creditworthiness of the swap counterparty, market risk, liquidity risk and operations risk.

•	The ability of the Private Funds to execute a short selling strategy may be materially adversely impacted by temporary and/or new permanent rules, interpretations, prohibitions, and restrictions adopted in response to adverse market events. Regulatory authorities may from time-to-time impose restrictions that adversely affect the Private Funds’ ability to borrow certain securities in connection with short sale transactions. In addition, traditional lenders of securities might be less likely to lend securities under certain market conditions. As a result, the Private Funds may not be able to effectively pursue a short selling strategy due to a limited supply of securities available for borrowing.
•	The Private Funds may engage in short-selling, which is subject to a theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. The Private Funds may be subject to losses if a security lender demands return of the borrowed securities and an alternative lending source cannot be found or if the Private Funds are otherwise unable to borrow securities that are necessary to hedge its positions. There can be no assurance that the Private Funds will be able to maintain the ability to borrow securities sold short. There also can be no assurance that the securities necessary to cover a short position will be available for purchase at or near prices quoted in the market.
•	The Private Funds may effect transactions through over-the-counter or interdealer markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight as are members of exchange-based markets. This exposes the Private Funds to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Private Fund to suffer a loss. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where a Private Fund has concentrated its transactions with a single or small group of its counterparties. The Private Funds are not restricted from dealing with any particular counterparty or from concentrating any or all of the Private Funds transactions with one counterparty.
•	Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by other institutions. This systemic risk may materially adversely affect the financial intermediaries (such as prime brokers, clearing agencies, clearing houses, banks, securities firms and exchanges) with which the Private Funds interact on a daily basis.
•	The efficacy of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. The Private Funds’ trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the Private Funds might only be able to acquire some but not all of the components of the position, or if the overall positions were to need adjustment, the Private Funds might not be able to make such adjustment. As a result, the Private Funds may not be able to achieve the market position selected by our Investment Management segment and might incur a loss in liquidating their position.
•	Each Private Fund’s assets may be held in one or more accounts maintained for the Private Fund by its prime broker or at other brokers or custodian banks, which may be located in various jurisdictions. The prime broker, other brokers (including those acting as sub-custodians) and custodian banks are subject to various laws and regulations in the relevant jurisdictions in the event of their insolvency. Accordingly, the practical effect of these laws and their application to the Private Fund’s assets may be subject to substantial variations, limitations and uncertainties. The insolvency of any of the prime brokers, local brokers, custodian banks or clearing corporations may result in the loss of all or a substantial portion of the Private Fund’s assets or in a significant delay in the Private Fund having access to those assets.

•	A Private Fund may invest in synthetic instruments that will usually have a contractual relationship only with the counterparty of the synthetic security. In the event of the insolvency of any counterparty, the Private Fund’s recourse will be limited to the collateral, if any, posted by the counterparty and, in the absence of collateral, the Private Fund will be treated as a general creditor of the counterparty. While the Private Fund expects that returns on a synthetic financial instrument may reflect those of each related reference obligation, as a result of the terms of the synthetic financial instrument and the assumption of the credit risk of the counterparty, a synthetic financial instrument may have a different expected return, a different (and potentially greater) probability of default and different expected loss and recovery characteristics following a default. Upon the occurrence of a credit event, maturity, acceleration or other termination of a synthetic financial instrument, the terms of the synthetic financial instrument may permit or require the counterparty to satisfy its obligations under the synthetic financial instrument by delivering to the Private Fund one or more deliverable obligations (which may not be the reference obligation) or a cash payment (which may be less than the then-current market value of the reference obligation). In addition, a synthetic financial instrument may provide for early termination at a price based upon a marked-to-market valuation, which may be less than the principal or notional amount of the synthetic security. A Private Fund may also invest in credit default swaps. The credit default swap market is rapidly evolving and substantial changes to the terms and conditions under which these financial instruments are traded have recently been revised. Additional revisions and regulatory reform should also be expected in the near future.

Automotive

Adverse conditions in the automotive market adversely affect demand for Federal-Mogul’s products and expose Federal-Mogul to credit risks of its customers.

Federal-Mogul’s revenues are closely tied to global OE automobile sales, production levels and independent aftermarket parts replacement activity. The OE market is characterized by short-term volatility, with overall expected long-term growth in global vehicle sales and production. Automotive production in the local markets served by Federal-Mogul can be affected by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment trends, regulatory and legislative oversight requirements and trade agreements. A variation in the level of automobile production would affect not only sales to OE customers but, depending on the reasons for the change, could impact demand from aftermarket customers. Federal-Mogul’s results of operations and financial condition could be adversely affected if Federal-Mogul fails to respond in a timely and appropriate manner to changes in the demand for its products.

Relative to the global automotive industry, the financial stability of the United States automotive industry has been deteriorating. Several companies have announced significant restructuring activities to eliminate excess capacity, reduce costs and achieve other benefits normally associated with restructuring activities. Continued declines in the automotive production levels of Federal-Mogul’s major OE customers, particularly with respect to platforms for which Federal-Mogul is a significant supplier, could materially reduce sales and harm Federal-Mogul’s profitability.

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

During fiscal 2009, many of Federal-Mogul’s OE customers continued to lower production levels due to a reduction in end-customer demand. Several other global automotive manufacturers are also experiencing operating and profitability issues as well as labor concerns. In this environment, it is difficult to forecast future OE customer production schedules, the potential for labor disputes or the success or sustainability of any strategies undertaken by any of Federal-Mogul’s customers in response to the current industry environment. This environment may also put additional pricing pressure on suppliers to reduce the cost of products, which would reduce Federal-Mogul’s margins. In addition, cuts in production schedules are also sometimes announced by Federal-Mogul’s OE customers with little advance notice, making it difficult for Federal-Mogul to respond with corresponding cost reductions.

Federal-Mogul’s supply base has also been adversely affected by industry conditions. Lower production levels for OEMs and increases in certain raw material, commodity and energy costs have resulted in severe financial distress among many companies within the automotive supply base. Several large suppliers and customers have filed for bankruptcy protection or ceased operations. Unfavorable industry conditions have also resulted in financial distress within Federal-Mogul’s supply base and an increase in commercial disputes and the risk of supply disruption. In addition, the adverse industry environment has required Federal-Mogul to provide financial support to distressed suppliers or take other measures to ensure uninterrupted production. While Federal-Mogul has taken certain actions to mitigate these factors, Federal-Mogul has offset only a portion of their overall impact on its operating results. The continuation or worsening of these industry conditions would adversely affect Federal-Mogul’s profitability, operating results and cash flow.

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

Federal-Mogul has substantial indebtedness, which could restrict its business activities and could subject Federal-Mogul to significant interest rate risk.

As of December 31, 2009, Federal-Mogul had approximately $2.9 billion of outstanding indebtedness. Federal-Mogul is permitted by the terms of its debt instruments to incur substantial additional indebtedness, subject to the restrictions therein. Federal-Mogul’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its debt obligations on commercially reasonable terms, would have a material adverse effect on its Federal-Mogul’s business, financial condition, and results of operations.

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

The automotive industry is highly competitive and Federal-Mogul’s success depends upon its ability to compete effectively in the market.

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

Federal-Mogul’s future performance substantially depends on its ability to retain and motivate executive officers and key employees, both individually and as a group. If Federal-Mogul loses any of its executive officers or key employees, which have many years of experience with Federal-Mogul and within the automotive industry and other manufacturing industries, or are unable to recruit qualified personnel, its ability to manage the day-to-day aspects of its business may be materially adversely affected. The loss of the services of one or more executive officers or key employees, who also have strong personal ties with customers and suppliers, could have a material adverse effect on its business, financial condition, and results of operations.

The employment agreement of José Maria Alapont, Federal-Mogul’s President and Chief Executive Officer since March 1, 2005, expires on March 23, 2010. Accordingly, no assurances can be given that Mr. Alapont will not retire and will remain as President and Chief Executive Officer of Federal-Mogul upon expiration of his employment agreement. The loss of Mr. Alapont’s services could have a material adverse effect on Federal-Mogul’s business, financial condition and results of operations.

Federal-Mogul does not currently maintain “key person” life insurance.

Federal-Mogul’s pension obligations and other post employment benefits could adversely impact its operating margins and cash flows.

The automotive industry, like other industries, continues to be impacted by the rising cost of providing pension and other post employment benefits. In addition, Federal-Mogul sponsors certain defined benefit plans worldwide that are underfunded and will require cash payments. If the performance of the assets in the pension plans does not meet our expectations, or other actuarial assumptions are modified, our required contributions may be higher than we expect.

Federal-Mogul may pursue acquisitions or joint ventures that involve inherent risks, any of which may cause it not to realize anticipated benefits, and Federal-Mogul may have difficulty integrating the operations of any companies that may be acquired, which may adversely affect its results of operations.

In the past, Federal-Mogul has grown through acquisitions, and may engage in acquisitions in the future as part of its sustainable global profitable growth strategy. The full benefits of these acquisitions, however, require integration of manufacturing, administrative, financial, sales and marketing approaches and personnel. If Federal-Mogul is unable to successfully integrate its acquisitions, it may not realize the benefits of the acquisitions, the financial results may be negatively affected, or additional cash may be required to integrate such operations.

In the future, Federal-Mogul may not be able to successfully identify suitable acquisition or joint venture opportunities or complete any particular acquisition, combination, joint venture or other transaction on acceptable terms. Federal-Mogul’s identification of suitable acquisition candidates and joint venture opportunities and the integration of acquired business operations involve risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities. This includes the effects on its business, diversion of management’s attention and risks associated with unanticipated problems or unforeseen liabilities, and may require significant financial resources that would otherwise be used for the ongoing development of its business.

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

Federal-Mogul expects to continue to incur restructuring expenses and related costs through fiscal 2010 in connection with its sustainable global profitable growth strategy. It is possible that such costs could vary from initially projected amounts or that achieving the expected synergies and cost savings will require additional costs or charges to earnings in future periods. It is also possible that the expected synergies may not be achieved. Any costs or charges could adversely impact its business, results of operations, liquidity and financial condition.

Certain disruptions in supply of and changes in the competitive environment for raw materials could adversely affect Federal-Mogul’s operating margins and cash flows.

Federal-Mogul purchases a broad range of materials, components and finished parts. Federal-Mogul also uses a significant amount of energy, both electricity and natural gas, in the production of its products. A significant disruption in the supply of these materials, supplies and energy or the failure of a supplier with whom Federal-Mogul has established a single source supply relationship could decrease production and shipping levels, materially increase operating costs and materially adversely affect profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages or other interruptions to or difficulties in the employment of labor or transportation in the markets where Federal-Mogul purchases material, components and supplies for the production of products or where the products are produced, distributed or sold, whether as a result of labor strife, war, further acts of terrorism or otherwise, in each case may adversely affect profitability.

In recent periods there have been significant fluctuations in the prices of aluminum, copper, lead, nickel, platinum, resins, steel, other base metals and energy which have had and may continue to have an unfavorable impact on Federal-Mogul’s business. Any continued fluctuations in the price or availability of energy and materials may have an adverse effect on Federal-Mogul’s results of operations or financial condition. To address increased costs associated with these market forces, a number of Federal-Mogul’s suppliers have implemented surcharges on existing fixed price contracts. Without the surcharge, some suppliers claim they will be unable to provide adequate supply. Competitive and marketing pressures may limit Federal-Mogul’s ability to pass some of the supply and material cost increases onto its customers, particularly with domestic vehicle manufacturers, and may prevent Federal-Mogul from doing so in the future. Furthermore, Federal-Mogul’s customers are generally not obligated to accept price increases that Federal-Mogul may desire to pass along to them. This inability to pass on price increases to customers when material prices increase rapidly or to significantly higher than historic levels could adversely affect its operating margins and cash flow, possibly resulting in lower operating income and profitability.

Federal-Mogul’s hedging activities to address commodity price fluctuations may not be successful in offsetting future increases in those costs or may reduce or eliminate the benefits of any decreases in those costs.

In order to mitigate short-term variation in operating results due to the aforementioned commodity price fluctuations, Federal-Mogul hedges a portion of near-term exposure to certain raw materials used in production processes, primarily natural gas, copper, nickel, lead, platinum, high-grade aluminum and aluminum alloy. The results of Federal-Mogul’s hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures.

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

Federal-Mogul is subject to a variety of federal, state and local environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous waste materials, or otherwise relating to the protection of public and employee health, safety and the environment. These laws and regulations expose Federal-Mogul to liability for the environmental condition of its current facilities, and also may expose Federal-Mogul to liability for the conduct of others or for Federal-Mogul’s actions that were in compliance with all applicable laws at the time these actions were taken. These laws and regulations also may expose Federal-Mogul to liability for claims of personal injury or property damage related to alleged exposure to hazardous or toxic materials in foreign countries where such liability has not been resolved through Federal-Mogul’s 524(g) Trust. Despite Federal-Mogul’s intention to be in compliance with all such laws and regulations, Federal-Mogul cannot guarantee that it will at all times be in compliance with all such requirements. The cost of complying with these requirements may also increase substantially in future years. If Federal-Mogul violates or fails to comply with these requirements, Federal-Mogul could be fined or otherwise sanctioned by regulators. These requirements are complex, change frequently and may become more stringent over time, which could have a material adverse effect on its business.

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

Federal-Mogul’s pending or future patent applications may not result in an issued patent. Additionally, newly issued patents may not provide Federal-Mogul with meaningful protection against competitors or against competitive technologies. The United States federal courts may invalidate Federal-Mogul’s patents or find them unenforceable. Competitors may also be able to design around Federal-Mogul’s patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. If these developments were to occur, it could have an adverse effect on its sales. If Federal-Mogul’s intellectual property rights are not adequately protected, it may not be able to commercialize its technologies, products or services and its competitors could commercialize its technologies, which could result in a decrease in Federal-Mogul’s sales and market share, and could materially adversely affect its business, financial condition and results of operations.

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

Federal-Mogul may be exposed to certain regulatory and financial risks related to climate change.

Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. There are a number of pending legislative and regulatory proposals to address greenhouse gas emissions. For example, in June 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act that would phase-in significant reductions in greenhouse gas emissions if enacted into law. The U.S. Senate is considering a different bill, and it is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program may be adopted. Similarly, certain countries in which our Automotive segment operates have adopted the Kyoto Protocol, and this and other international initiatives under consideration could affect its international operations. These actions could increase costs associated with Federal-Mogul’s operations, including costs for raw materials and transportation. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our Automotive segment and on our future consolidated financial condition, results of operations or cash flows.

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

Equipment failures may lead to production curtailments or shutdowns.

Our scrap metals business’ recycling and manufacturing processes depend, in part, upon shredders, which could be out of service temporarily as a result of unanticipated failures. As a result, we may experience interruptions in our scrap metals business’ processing and production capabilities, which could have a material adverse effect on our results of operations and financial condition.

Real Estate

The economic downturn may continue to have a more adverse effect on the residential real estate market than on other industries and its recovery may lag behind the economy as a whole.

Our residential development sales activity continued at a slow pace in fiscal 2009, particularly for our Florida properties. Sales of our vacation properties in New Seabury, Massachusetts and Florida rely heavily on favorable credit markets and a robust economy. Sale or leasing, including lease renewals, of the commercial properties in our net lease portfolio also rely heavily on financially healthy buyers and tenants. To the extent current conditions continue, the value of our real estate portfolio may continue to decline. We cannot assure that we will be able to recoup our investments in our residential properties or continue to sell or lease our commercial properties at profitable rates.

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

We may face adverse effects from tenant bankruptcies or insolvencies.

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

As of December 31, 2009, we owned approximately 67.7% of the outstanding shares of common stock and 100% of the preferred stock of WPI. As a result of a decision of the U.S. District Court for the Southern District of New York reversing certain provisions of the Bankruptcy Court order pursuant to which we acquired our ownership of a majority of the common stock of WPI, the proceedings in the Bankruptcy Court on remand and the proceedings filed in the Court of Chancery in the State of Delaware, our percentage of the outstanding shares of common stock of WPI could be reduced to less than 50% and perhaps substantially less and our ownership of the preferred stock of WPI could also be affected.

If we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it. In addition, we consolidated the balance sheet of WPI as of December 31, 2009 and WPI’s results of operations for the period from the date of acquisition (August 8, 2005) through December 31, 2009. If we were to own less than 50% of the outstanding common stock or the challenge to our preferred stock ownership is successful, we would have to evaluate whether we should consolidate WPI and if so our financial statements could be materially different than as presented as of December 31, 2009, December 31, 2008 and for the fiscal years ended December 31, 2009, 2008 and 2007.

We cannot assure you that WPI will be able to operate profitably.

WPI operated at a loss during fiscal 2009, and we expect that WPI will continue to operate at a loss during the fiscal year ending December 31, 2010. We cannot assure you that it will be able to operate profitably in the future.

The loss of any of WPI’s large customers could have an adverse effect on WPI’s business.

During fiscal 2009, WPI’s six largest customers accounted for approximately 59% of its net sales. Other retailers have indicated that they intend to significantly increase their direct sourcing of home fashion products from foreign sources. The loss of any of WPI’s largest accounts, or a material portion of sales to those accounts, would have an adverse effect upon WPI’s business, which could be material.

A portion of WPI’s sales are derived from licensed designer brands. The loss of a significant license could have an adverse effect on WPI’s business.

A portion of WPI’s sales is derived from licensed designer brands. The license agreements for WPI’s designer brands generally are for a term of one to three years. Some of the licenses are automatically renewable for additional periods, provided that sales thresholds set forth in the license agreements are met. The loss of a significant license could have an adverse effect upon WPI’s business, which could be material. Under certain circumstances, these licenses can be terminated without WPI’s consent due to circumstances beyond WPI’s control.

WPI’s international operations expose it to political and economic risks in foreign countries, as well as to risks related to currency fluctuations, all of which could impair its ability to do business at the U.S. and international level.

WPI currently has manufacturing or sales and distribution centers in two foreign countries: Pakistan and Bahrain. Its international sales and operations may be subject to various political and economic risks including, but not limited to: possible unfavorable exchange rate fluctuations or hyperinflation; changes in a country’s or region’s political or economic conditions; governmental regulations, including import and export controls; tariffs; limits on the repatriation of funds; and taxes.

Should any of these risks occur, it could impair WPI’s ability to export its products to the United States or result in a loss of sales and profits from its U.S. and international operations.

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

WPI may incur adverse financial consequences if its retail customers experience adverse financial results.

To the extent that WPI’s retailers of consumer goods are faced with financial difficulties due to weakened consumer demand, depending upon the amount of business that WPI does with any such customer, WPI’s financial results may be adversely affected. This adverse impact could arise out of the potential recoverability of a receivable from a financially impaired retailer or from this customer doing less business with WPI. WPI believes it maintains adequate receivable reserves for specifically known events and an overall general provision for unknown circumstances. However, depending upon the magnitude of any future unknown event, these reserves may not be sufficient.

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

Railcar

The highly cyclical nature of the railcar industry and restricted credit markets may result in lower revenues during economic downturns.

The North American railcar market has been, and ARI expects it to continue to be highly cyclical. The recent worldwide financial turmoil and associated economic downturn has adversely affected the overall railcar industry as well as sales of ARI’s railcars and other products and has caused it to slow its production rates. For example, over approximately the past two and a half years, ARI has experienced a decrease in demand and an increase in pricing pressures in the railcar markets, and over the past three years its new railcar orders have declined from approximately 2,510 in 2007, to approximately 280 in fiscal 2008 and none in fiscal 2009. We anticipate that the current economic downturn is likely to continue to adversely affect sales of ARI’s railcars and other products and ARI expects its shipments and revenues to decrease in fiscal 2010 from fiscal 2009. We cannot assure you that these conditions will improve soon, if at all. Downturns in part or all of the railcar manufacturing industry may continue to occur in the future, resulting in decreased demand for ARI’s products and services.

Most of the end users of ARI’s railcars acquire them through leasing arrangements with its leasing company customers. The current economic environment and restricted credit markets have resulted in stricter borrowing conditions and, in some cases, higher interest rates for new borrowings, either of which could increase the cost of, or potentially deter, new leasing arrangements. These factors could cause ARI’s leasing company customers to purchase fewer railcars. In addition, the slow-down of the U.S. economy has reduced and may continue to reduce requirements for the transport of products carried by the railcars ARI manufactures. These factors have resulted and may continue to result in decreased demand and increased pricing pressures on the sales of railcars. Sales of other of ARI’s industrial products also have been and may continue to be adversely affected by the slowdown in industrial output, as well. All of these factors could have a material adverse effect on our Railcar operations.

ARI depends upon a small number of customers that represent a large percentage of its revenues. The loss of any single significant customer, a reduction in sales to any such significant customer or any such significant customer’s inability to pay ARI in a timely manner could have a material adverse effect on our Railcar operations.

Railcars are typically sold pursuant to large, periodic orders, and therefore, a limited number of customers typically represent a significant percentage of railcar sales in any given year. ARI’s top ten customers accounted for approximately 90.0%, 90.7% and 87.9% of its total consolidated revenues in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Moreover, ARI’s top three customers accounted for approximately 85.2%, 82.0% and 80.1% of its total consolidated revenues in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. In addition, one of ARI’s affiliated customers accounted for 68.3% of its backlog as of December 31, 2009. The loss of any significant portion of its sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of its major customers could have a material adverse effect on its business, financial condition and financial results. If one of ARI’s significant customers was unable to pay due to financial conditions, it could materially adversely affect its business, financial condition and results of operations.

ARI operates in a highly competitive industry and may be unable to compete successfully, which would materially adversely affect our Railcar operations.

ARI faces intense competition in all of its markets. In its railcar manufacturing business, ARI has three primary competitors. Certain of its competitors have recently expanded their capabilities into its focused railcar markets. Any of these competitors may, from time to time, have greater resources than does ARI. Some railcar manufacturers produce railcars primarily for use in their own railcar leasing operations, competing directly with leasing companies, some of which are ARI’s largest customers. ARI’s current competitors may increase their participation, or new competitors may enter into the railcar markets in which it competes. Strong competition within the industry, which has been exacerbated by the recent economic downturn, has led to pricing pressures and could limit ARI’s ability to maintain or increase prices or obtain better margins on its railcars. These pressures may intensify if consolidation among its competitors occurs. If ARI produces any types of railcars other than what it currently produces, ARI will be competing with other manufacturers that may have more experience with that railcar type.

New competitors, or alliances among existing competitors, may emerge in the railcar components industry and rapidly gain market share. ARI competes with numerous companies in its railcar fleet management and railcar repair services businesses, ranging from companies with greater resources than it has to small, local companies.

Technological innovation by any of its existing competitors, or new competitors entering any of the markets in which ARI does business, could put it at a competitive disadvantage and could cause it to lose market share. Increased competition for the sales of its railcars, its fleet management and repair services and its railcar components could result in price reductions, reduced margins and loss of market share, which could materially adversely affect its prospects and our Railcar operations.

The cost of raw materials and components that ARI uses to manufacture railcars, particularly steel, are subject to escalation and surcharges and could increase. Any increase in these costs or delivery delays of these raw materials may materially adversely affect our Railcar operations.

The cost of raw materials, including steel, and components, including scrap metal, used in the production of ARI’s railcars, represents approximately 80.0% to 85.0% of its manufacturing costs. ARI has provisions in all of its current railcar manufacturing contracts that allow it to pass on to its customers, price fluctuations in and surcharges related to certain raw materials, including steel, as well as certain components. ARI may not be able to pass on price increases to its customers in the future, which could adversely affect its operating margins and cash flows. Any fluctuations in the price or availability of steel, or any other material or component used in the production of its railcars, may have a material adverse effect on our Railcar operations. Such price increases could reduce demand for ARI’s railcars. As customers may not accept contracts with price adjustment clauses in the future, ARI may lose railcar orders or enter into contracts with fixed pricing provisions or other less favorable contract terms, any of which could have a material adverse effect on its business, financial condition and results of operations.

If any of ARI’s raw material or component suppliers were unable to continue their businesses or were to seek bankruptcy relief, the availability or price of the materials ARI uses could be adversely affected. Deliveries of its raw materials and components may also fluctuate depending on various factors including supply and demand for the raw material or component, or governmental regulation relating to the raw material or component, including regulation relating to importation.

Fluctuations in the supply of components and raw materials ARI uses in manufacturing railcars, which are often only available from a limited number of suppliers, could cause production delays or reductions in the number of railcars it manufactures, which could materially adversely affect our Railcar operations.

ARI’s railcar manufacturing business depends on the adequate supply of numerous railcar components, such as railcar wheels, axles, brakes, tank railcar heads, sideframes, bearings, yokes, bolsters and other heavy castings. Some of these components are only available from a limited number of domestic suppliers. Strong demand can cause industry-wide shortages of many critical components as reliable suppliers could reach capacity production levels. Supply constraints in its industry are exacerbated because, although multiple suppliers may produce certain components, railcar manufacturing regulations and the physical capabilities of manufacturing facilities restrict the types and sizes of components and raw materials that manufacturers may use. In addition, ARI does not carry significant inventories of certain components and procures many of its components on an as needed basis. In the event that its suppliers of railcar components and raw materials were to stop or reduce the production of railcar components and raw materials that it uses, or refuse to do business with ARI for any reason, ARI’s business would be disrupted. ARI’s inability to obtain components and raw materials in required quantities or of acceptable quality could result in significant delays or reductions in railcar shipments and could materially or adversely affect its operating results.

If any of ARI’s significant suppliers of railcar components were to shut down operations, its business and financial results could be affected as it may incur substantial delays and significant expense in finding alternative sources. The quality and reliability of alternative sources may not be the same and these alternative sources may charge significantly higher prices.

Equipment failures, delays in deliveries or extensive damage to ARI’s facilities, particularly its railcar manufacturing complexes in Paragould or Marmaduke, Arkansas, could lead to production or service curtailments or shutdowns.

An interruption in manufacturing capabilities at ARI’s complexes in Paragould or Marmaduke, Arkansas or at any of its component manufacturing facilities, whether as a result of equipment failure or any other reason, could reduce, prevent or delay production of its railcars or railcar and industrial components, which could alter the scheduled delivery dates to its customers and affect its production schedule. This could result in the termination of orders, the loss of future sales and a negative impact to ARI’s reputation with its customers and in the railcar industry, all of which could materially adversely affect our Railcar operations.

All of ARI’s facilities are subject to the risk of catastrophic loss due to unanticipated events, such as fires, earthquakes, explosions, floods, tornados or weather conditions. ARI may experience plant shutdowns or periods of reduced production as a result of equipment failures, loss of power, delays in equipment deliveries, or extensive damage to any of its facilities, which could have a material adverse effect on our Railcar operations.

Uncertainty surrounding acceptance of ARI’s new railcar offerings by its customers, and costs associated with those new offerings, could materially adversely affect our Railcar operations.

ARI’s strategy depends in part on its continued development and sale of new railcar designs to expand or maintain its market share in its current railcar markets and new railcar markets. Any new or modified railcar design that ARI develops may not gain widespread acceptance in the marketplace and any such products may not be able to compete successfully with existing railcar designs or new railcar designs that may be introduced by its competitors. Furthermore, ARI may experience significant initial costs of production of new railcar product lines related to training, labor and operating inefficiencies. To the extent that the total costs of production significantly exceed its anticipated costs of production, ARI may incur a loss on its sale of new railcar product lines.

The variable purchase patterns of ARI’s railcar customers and the timing of completion, customer acceptance and shipment of orders may cause its revenues and income from operations to vary substantially each quarter, which could result in significant fluctuations in our Railcar segment quarterly results.

ARI’s results of operations in any particular quarterly period may be significantly affected by the number and type of railcars manufactured and shipped in that period, which is impacted by customer needs that vary greatly year to year, as discussed above. The customer acceptance and title transfer or customer acceptance and shipment of ARI’s railcars determines when it records the revenues associated with its railcar sales. Given this, the timing of customer acceptance and title transfer of ARI’s railcars could cause fluctuations in our Railcar segment quarterly results. The railroads could potentially go on strike or have other service interruptions, which could ultimately create a bottleneck and potentially cause ARI to slow down or halt its shipment and production schedules, which could have a materially adverse affect on our Railcar operations.

As a result of these fluctuations, we believe that comparisons of ARI’s sales and operating results between quarterly periods within the same year and between quarterly periods within different years may not be meaningful and, as such, these comparisons should not be relied upon as indicators of ARI’s future performance.

Some of ARI’s railcar services and component manufacturing employees belong to labor unions and strikes or work stoppages by them or unions formed by some or all of ARI’s other employees in the future could adversely affect our Railcar operations.

As of December 31, 2009, the employees at ARI’s sites covered by collective bargaining agreements collectively represent approximately 17.2% of ARI’s total workforce. Disputes with regard to the terms of these agreements or ARI’s potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot guarantee that ARI’s relations with its railcar services workforce will remain positive nor can we guarantee that union organizers will not be successful in future attempts to organize ARI’s railcar manufacturing employees or employees at some of its other facilities. If ARI’s workers were to engage in a strike, work stoppage or other slowdown other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, ARI could experience a significant disruption of its operations and higher ongoing labor costs. In addition, ARI could face higher labor costs in the future as a result of severance or other charges associated with layoffs, shutdowns or reductions in the size and scope of its operations.

ARI manufacturer’s warranties expose it to potentially significant claims.

ARI may be subject to significant warranty claims in the future relating to workmanship and materials. These types of warranty claims could result in costly product recalls, significant repair costs and damage to ARI’s reputation, which could materially adversely affect our Railcar operations. Unresolved warranty claims could result in users of its products bringing legal actions against ARI.

If ARI is unable to protect its intellectual property and prevent its improper use by third parties, ARI’s ability to compete in the market may be harmed.

Various patent, copyright, trade secret and trademark laws afford only limited protection and may not prevent ARI’s competitors from duplicating its products or gaining access to its proprietary information and technology. These means also may not permit ARI to gain or maintain a competitive advantage.

Any of ARI’s patents may be challenged, invalidated, circumvented or rendered unenforceable. ARI cannot guarantee that it will be successful should one or more of its patents be challenged for any reason. If ARI’s patent claims are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded its products could be impaired, which could significantly impede its ability to market its products, negatively affect its competitive position and materially adversely affect our Railcar operations.

ARI’s pending or future patent applications held by it may not result in an issued patent and, if patents are issued to ARI, such patents may not provide meaningful protection against competitors or against competitive technologies. The U.S. Federal courts may invalidate ARI’s patents or find them unenforceable. Competitors may also be able to design around ARI’s patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. If these developments were to occur, it could have an adverse effect on ARI’s sales. If ARI’s intellectual property rights are not adequately protected, it may not be able to commercialize it technologies, products or services and its competitors could commercialize its technologies, which could result in a decrease in ARI’s sales and market share and could materially adversely affect our Railcar operations.

ARI’s products could infringe the intellectual property rights of others, which may lead to litigation that could itself be costly, result in the payment of substantial damages or royalties, and prevent ARI from using technology that is essential to its products.

ARI cannot guarantee you that its products, manufacturing processes or other methods do not infringe the patents or other intellectual property rights of third parties. Infringement and other intellectual property claims and proceedings brought against ARI, whether successful or not, could result in substantial costs and harm its reputation. Such claims and proceedings can also distract and divert ARI’s management and key personnel from other tasks important to the success of ARI’s business. In addition, intellectual property litigation or claims could force ARI to do one or more of the following:

•	cease selling or using any of its products that incorporate the asserted intellectual property, which would adversely affect its revenue;
•	pay substantial damages for past use of the asserted intellectual property;
•	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and
•	redesign or rename, in the case of trademark claims, its products to avoid infringing the intellectual property rights of third parties, which may be costly and time-consuming even if possible.

In the event of an adverse determination in an intellectual property suit or proceeding, or ARI’s failure to license essential technology, its sales could be harmed and its costs could increase, which could materially adversely affect our Railcar operations.

Food Packaging

Viskase faces competitors that are better capitalized than it is, and the continuous-flow nature of the casings manufacturing process forces competitors to compete based on price in order to maintain volume, which could adversely affect our Food Packaging operations.

Viskase faces competition in the United States and internationally from competitors that may have substantially greater financial resources than it has. The cellulosic casings industry includes several competitors that are larger and better capitalized than Viskase is. Currently, Viskase’s primary competitors include Viscofan, S.A., Kalle Nalo GmbH, and VT Holding Group, although new competitors could enter the market or competing products could be introduced. Although small cellulosic prices have experienced annual increases since 2006, and Viskase believes that the current output in its industry is in balance with global demand and that levels of capacity utilization are high, the continuous-flow nature of the casings manufacturing process has historically required competitors in its industry to compete based on price in order to maintain volume, which could result in lower pricing in future years. Viskase attempts to differentiate its products on the basis of product quality and performance, product development, service, sales and distribution, but Viskase and competitors in its industry have used price as a competitive factor in an attempt to obtain greater volumes. If prices decline, Viskase may not be able to achieve profitability, whereas certain of its competitors who are better capitalized may be positioned to absorb such price declines. Any of these factors could result in a material reduction of our Food Packaging operations.

Viskase receives its raw materials from a limited number of suppliers, and problems with its suppliers could impair its ability to meet its customers’ product demands.

Viskase’s principal raw materials, paper and pulp, constitute an important aspect and cost factor of its operations. Viskase generally purchases its paper and pulp from a single source or a small number of suppliers. Any inability of its suppliers to timely deliver raw materials or any unanticipated adverse change in its suppliers could be disruptive and costly to Viskase. Viskase’s inability to obtain raw materials from its suppliers would require it to seek alternative sources. These alternative sources may not be adequate for all of Viskase’s raw material needs, nor may adequate raw material substitutes exist in a form that its processes could be modified to use. These risks could materially and adversely affect our Food Packaging operations.

Viskase’s failure to efficiently respond to industry changes in casings technology could jeopardize its ability to retain its customers and maintain its market share.

Viskase and other participants in its industry have considered alternatives to cellulosic casings for many years. As resin technology improves or other technologies develop, alternative casings or other manufacturing methods may be developed that threaten the long-term sustainability and profitability of Viskase’s cellulosic casings, which is its core product, and its fibrous casings. Viskase’s failure to anticipate, develop or efficiently and timely integrate new technologies that provide viable alternatives to cellulosic casings, including plastic and film alternatives, may cause it to lose customers and market share to competitors integrating such technologies, which, in turn, would negatively impact our Food Packaging operations.

Sales of Viskase’s products could be negatively affected by problems or concerns with the safety and quality of food products.

Viskase could be adversely affected if consumers in the food markets were to lose confidence in the safety and quality of meat or poultry products, particularly with respect to processed meat or poultry products for which casings are used, such as hot dogs, deli meats and sausages. Outbreaks of, or even adverse publicity about the possibility of, diseases such as avian influenza and “mad cow disease,” food-borne pathogens such as E. coli and listeria and any other food safety problems or concerns relating to meat and poultry products may discourage consumers from buying such products. These risks could also result in additional governmental regulations, or cause production and delivery disruptions or product recalls. Each of these risks could adversely affect the demand for Viskase’s products, and consequently, our Food Packaging operations.

Changing dietary trends and consumer preferences could weaken the demand for Viskase’s products.

Various medical studies detailing the health-related attributes of particular foods, including meat and poultry products, affect the purchase patterns, dietary trends and consumption preferences of consumers. These patterns, trends and preferences are routinely changing. For example, general dietary concerns about meat products, such as the cholesterol, calorie, sodium and fat content of such products, could result in reduced demand for such products, which would, in turn, cause a reduction in the demand for Viskase’s products and a decrease in its sales volume and revenue.

Business interruptions at any of Viskase’s production facilities could increase its operating costs, decrease its sales or cause it to lose customers.

The reliability of Viskase’s production facilities is critical to the success of its business. In recent years, Viskase has streamlined its productive capacity to be better aligned with its sales volumes. At current operating levels, Viskase has little or no excess production capacity for certain products. If the operations of any of its manufacturing facilities were interrupted or significantly delayed for any reason, including labor stoppages, Viskase may be unable to shift production to another facility without incurring a significant drop in production. Such a drop in production would negatively affect its sales and its relationships with its customers.

Viskase’s international sales and operations expose it to political and economic risks in foreign countries, as well as to risks related to currency fluctuations, all of which could impair its ability to do business at the international level.

Viskase currently has manufacturing or sales and distribution centers in seven foreign countries: Brazil, Canada, France, Germany, Italy, Mexico and Poland. Its international sales and operations may be subject to various political and economic risks including, but not limited to: possible unfavorable exchange rate fluctuations or hyperinflation; changes in a country’s or region’s political or economic conditions; governmental regulations, including import and export controls; tariffs; limits on the repatriation of funds; and taxes. Viskase’s sales to customers located outside the United States generally are subject to taxes on the repatriation of funds. In addition, international operations in certain parts of the world may be subject to international balance of payments difficulties that may raise the possibility of delay or loss in the collection of accounts receivable from sales to customers in those countries. Historically, net sales to customers located outside the United States represent the majority of Viskase’s total net sales.

Should any of these risks occur, it could impair Viskase’s ability to export its products or conduct sales to customers located outside of the United States and result in a loss of sales and profits from its international operations.

Continued consolidation of Viskase’s customers and increasing competition for those customers may put pressure on its sales volumes and revenues.

In recent years, the trend among Viskase’s customers has been towards consolidation within the meat processing industry. These consolidations have enhanced the purchasing power of its customers who, not being contractually obligated to purchase its products, tend to exert increased pressure with respect to pricing terms, product quality and new products. As Viskase’s customer base continues to consolidate, the already high level of competition for the business of fewer customers is expected to intensify. If Viskase does not continue to enhance the value of its product offering in a way that provides greater benefit to its customers, Viskase’s sales volumes and revenues could decrease.

Viskase’s intellectual property rights may be inadequate or violated, or it may be subject to claims of infringement, both of which could negatively affect its financial condition.

Viskase relies on a combination of trademarks, patents, trade secret rights and other rights to protect its intellectual property. Viskase’s trademark or patent applications may not be approved and our trademarks or patents may be challenged by third parties. Viskase cannot be certain that the steps it has taken will prevent the misappropriation of its intellectual property, particularly in foreign countries where the laws may not protect its rights as fully as the laws of the United States. From time to time, it has been necessary for Viskase to enforce its intellectual property rights against infringements by third parties, and Viskase expects to continue to do so in the ordinary course of its business. Viskase also may be subjected to claims by others that it has violated their intellectual property rights. Even if Viskase prevails, third party-initiated or company-initiated claims may be time consuming and expensive to resolve, and may result in a diversion of Viskase’s time and resources. The occurrence of any of these factors could diminish the value of its trademark, patent and intellectual property portfolio, increase competition within its industry and negatively impact its sales volume and revenues.

A substantial portion of Viskase’s business is conducted through foreign subsidiaries, and its failure to generate sufficient cash flow from these subsidiaries, or otherwise repatriate or receive cash from these subsidiaries, could result in its inability to repay its indebtedness.

Viskase’s sales to customers located outside the United States are conducted primarily through subsidiaries organized under the laws of jurisdictions outside of the United States. Viskase’s ability to meet its debt service obligations with cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to contractual or other restrictions and other business considerations. In particular, to the extent Viskase’s foreign subsidiaries incur additional indebtedness to expand its operations, the ability of its foreign subsidiaries to provide us cash may be limited. In addition, dividend and interest payments to Viskase from its foreign subsidiaries may be subject to foreign withholding taxes, which would reduce the amount of funds it receives from such foreign subsidiaries. Dividends and other distributions from Viskase’s foreign subsidiaries may also be subject to fluctuations in currency exchange rates and restrictions on repatriation, which could further reduce the amount of funds it receives from such foreign subsidiaries.

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

We have entered into a covered affiliate agreement, pursuant to which we (and certain of our subsidiaries) have agreed, in general, to be bound by certain restrictions on our investments in any assets that the General Partners deem suitable for the Private Funds, other than government and agency bonds, cash equivalents and investments in non-public companies. We and our subsidiaries will not be restricted from making investments in the securities of certain companies in which Mr. Icahn or companies he controlled had an interest in as of the date of the initial launch of the Private Funds, and companies in which we had an interest as of the date of the acquisition of the partnership interests on August 8, 2007 of our Investment Management business. We and our subsidiaries, either alone or acting together with a group, will not be restricted from (i) acquiring all or any portion of the assets of any public company in connection with a negotiated transaction or series of related negotiated transactions or (ii) engaging in a negotiated merger transaction with a public company and, pursuant thereto, conducting and completing a tender offer for securities of the company.

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

Item 2. Properties.

Automotive

Federal-Mogul’s world headquarters is located in Southfield, Michigan, which is a leased facility. Federal-Mogul had 175 manufacturing facilities, technical centers, distribution centers, and sales and administration office facilities worldwide at December 31, 2009. Approximately 44% of the facilities are leased; the majority of which are distribution centers, and sales and administration offices. Federal-Mogul owns the remainder of the facilities.

Type of Facility	North America	Europe	Rest of World	Total
Manufacturing facilities	39	43	22	104
Technical centers	9	7	2	18
Distribution centers	9	8	4	21
Sales and administration offices	9	8	15	32
	66	66	43	175

The facilities range in size from approximately 100 square feet to 1.1 million square feet. Federal-Mogul’s management believes that substantially all of Federal-Mogul’s facilities are in good condition and that it has sufficient capacity to meet its current and expected manufacturing and distribution needs.

Metals

PSC Metals is headquartered in Mayfield Heights, Ohio and as of December 31, 2009, operates 31 yards and two secondary products storage centers. PSC Metals’ facilities are strategically located in high volume scrap markets throughout the upper Midwestern and Southeastern United States, placing PSC Metals in proximity to both suppliers and consumers of scrap metals. A secondary products storage center is located in Smithville, Ontario.

Real Estate

Our Real Estate segment is headquartered in White Plains, New York. As of December 31, 2009, our Real Estate segment owned 30 retail, office and industrial properties, the majority of which are net leased to single corporate tenants. These primarily consist of fee and leasehold interests in 13 states. Approximately 80% of these properties are currently net-leased, 6.7% are operating properties and 2.7% are vacant as of December 31, 2009.

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

Home Fashion

WPI is headquartered in New York, New York. WPI’s properties are indirectly owned or leased through its subsidiaries. Its properties include 85,425 square feet of leased office, showroom and design space in New York, New York. WPI leases 35,424 square feet elsewhere for other administrative, storage and office space.

WPI owns and operates two manufacturing facilities located in Alabama and Florida that contain, in the aggregate, approximately 286,000 square feet and also owns a manufacturing facility in Bahrain containing approximately 833,000 square feet. The facility in Bahrain is located on land leased from the Kingdom of Bahrain under various long-term leases. WPI leases and operates a 51,000 square foot manufacturing facility located in Florida. In fiscal 2009, WPI closed the Biddeford, Mane and Elkin, North Carolina manufacturing facilities. Three manufacturing facilities remain after these closures, two in the United States and one in Bahrain.

WPI owns and operates three distribution centers and warehouses for its operations located in Alabama, Florida and North Carolina, which contain, in the aggregate, approximately 1.7 million square feet and also owns a distribution facility in Bahrain containing approximately 63,000 square feet. The facility in Bahrain is located on land leased from the Kingdom of Bahrain under various long-term leases. In fiscal 2009, WPI closed the distribution centers located in Biddeford, Maine and Elkin, North Carolina.

Item 3. Legal Proceedings.

Federal-Mogul

Resolution of Asbestos Liabilities

All asbestos-related personal injury claims against the Predecessor Federal-Mogul (together with its United States and United Kingdom affiliates that commenced bankruptcy proceedings in the United States and administration proceedings in the United Kingdom, referred to as the Debtors) will be addressed by the U.S. Asbestos Trust or the U.K. Asbestos Trust in accordance with the terms of the Debtors’ confirmed Fourth Amended Joint Plan of Reorganization (As Modified) for Predecessor Federal-Mogul and certain of its affiliates, or the Plan, and the Company Voluntary Arrangements, or CVA’s, and such claims will be treated and paid in accordance with the terms of the Plan, the CVAs, and their related documents. All asbestos property damage claims against the Debtors have been compromised and resolved through the Plan and the CVAs. Accordingly, the Debtors have not recorded an asbestos liability as of December 31, 2009 or 2008.

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

Many of the sites that are likely to be the costliest to remediate are often current or former commercial waste disposal facilities to which numerous companies sent wastes. Despite the joint and several liability which might be imposed on Federal-Mogul under CERCLA and some of the other laws pertaining to these sites, Federal-Mogul’s share of the total waste sent to these sites has generally been small. Therefore, Federal-Mogul believes its exposure for liability at these sites is limited.

Federal-Mogul has also identified certain other present and former properties at which it may be responsible for cleaning up or addressing environmental contamination, in some cases as a result of contractual commitments. Federal Mogul is actively seeking to resolve these actual and potential statutory, regulatory, and contractual obligations. Although difficult to quantify based on the complexity of the issues, Federal-Mogul has accrued amounts corresponding to its best estimate of the costs associated with such regulatory and contractual obligations on the basis of available information from site investigations and best professional judgment of consultants.

Total environmental liabilities were $22 million and $26 million at December 31, 2009 and 2008, respectively. Federal-Mogul believes that such accruals will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, Federal-Mogul’s results of operations and financial condition could be materially affected. At December 31, 2009, Federal-Mogul estimates that reasonably possible material additional losses above and beyond its best estimate of required remediation costs, as recorded, approximate $45 million.

Other Matters

Federal-Mogul is involved in other legal actions and claims, directly and through its subsidiaries that arise in the normal course of business. Federal-Mogul does not believe that the outcomes of these other actions or claims are likely to have a material adverse effect on its financial position, operating results, or cash flows.

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

If we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it. In addition, we consolidated the balance sheet of WPI as of December 31, 2009 and WPI’s results of operations for the period from the date of acquisition (August 8, 2005) through December 31, 2009. If we were to own less than 50% of the outstanding common stock or the challenge to our preferred stock ownership is successful, we would have to evaluate whether we should consolidate WPI and, if so, our consolidated financial statements could be materially different than those presented for all periods presented.

National Energy Group, Inc.

National Energy Group, Inc., or NEGI, is a defendant, together with Icahn Enterprises and various individuals, including one of our current directors, as additional defendants, in a purported stockholder derivative and class action lawsuit alleging that among other things, certain of NEGI’s current and former officers and directors breached their fiduciary duties to NEGI and its stockholders in connection with NEGI’s sale of its 50% interest in an oil and gas holding company. Following such disposition, NEGI has had no business and its principal assets consist of cash and short-term investments which currently aggregate approximately $48 million. In March, 2008, NEGI dissolved and filed a Form 15 with the SEC deregistering its securities with the SEC under the Exchange Act. As a result, NEGI’s status as a public company has been suspended. No cash distributions will be made to NEGI’s shareholders until the NEGI board determines that NEGI has paid, or made adequate provision for the payment of, its liabilities and obligations, including any liabilities relating to the lawsuit.

The parties to the lawsuit have reached an agreement in principle to settle the lawsuit which is subject to court approval, pursuant to which we will pay approximately $9 million and all claims against all defendants will be dismissed. We expect the settlement to be approved and finalized in the second quarter of fiscal 2010.

PSC Metals

Environmental Matters

PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question. PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of December 31, 2009 and 2008. If it is determined that PSC has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.

Certain of PSC Metals’ facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals’ operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management’s judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $27 million and $24 million as of December 31, 2009 and 2008, respectively. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

Our depositary units are traded on the NYSE under the symbol “IEP.” The range of high and low sales prices for the depositary units on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal) for each quarter from January 1, 2008 through December 31, 2009 is as follows:

Quarter Ended:	High	Low	Distributions Per Depositary Unit
March 31, 2008	$133.56	$79.25	$0.25
June 30, 2008	96.02	70.00	0.25
September 30, 2008	69.00	38.40	0.25
December 31, 2008	50.00	20.75	0.25
March 31, 2009	41.30	21.36	0.25
June 30, 2009	39.25	25.09	0.25
September 30, 2009	44.37	32.29	0.25
December 31, 2009	42.74	37.03	0.25

As of December 31, 2009, there were approximately 10,000 record holders of our depositary units.

There were no repurchases of our depositary units during fiscal 2009 or fiscal 2008.

Distributions

During fiscal 2009, we paid four quarterly distributions to holders of our depositary units of $0.25 per unit.

On February 26, 2010 the board of directors of Icahn Enterprises GP approved a quarterly cash distribution of $0.25 per unit on its depositary units payable in the first quarter of fiscal 2010. The distribution is payable on March 30, 2010 to depositary unitholders of record at the close of business on March 15, 2010. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

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

As of March 2, 2010, there were 80,807,829 depositary units and 13,127,179 preferred units outstanding. Our preferred units trade on the NYSE under the symbol “IEP-P.” The preferred units represent limited partner interests in Icahn Enterprises and have certain rights and designations, generally as follows. Each preferred unit has a liquidation preference of $10.00 and entitles the holder to receive distributions payable solely in additional preferred units, at a rate of $0.50 per preferred unit per annum (which is equal to a rate of 5% of the liquidation preference of the unit) payable annually on March 31 of each year, each referred to as a payment date.

On March 31, 2009, we distributed to holders of record of our preferred units as of March 17, 2009, 624,925 additional preferred units.

We are required to redeem all of our outstanding preferred units by March 31, 2010 for a price equal to the liquidation preference of the preferred units plus any accrued but unpaid distributions. Each preferred unit has a liquidation preference of $10.00 and entitles the holder to receive distributions payable solely in additional preferred units, at a rate of $0.50 per preferred unit per annum (which is equal to a rate of 5% of the liquidation preference of the unit) payable annually on March 31 of each year. Pursuant to the terms of our partnership agreement, at our option we may pay the redemption price either in all cash or by the issuance of additional depositary units. On December 30, 2009, we announced that the audit committee of our board of directors of Icahn Enterprises GP, our general partner, approved the redemption of all outstanding preferred units on March 31, 2010 in accordance with the terms of its partnership agreement at a redemption price equal to the liquidation preference of the preferred units, plus accrued but unpaid distributions thereon.

Each depositary unitholder will be taxed on the unitholder’s allocable share of our taxable income and gains and, with respect to preferred unitholders, accrued guaranteed payments, whether or not any cash is distributed to the unitholder.

Item 6. Selected Financial Data.

The following table contains our selected historical consolidated financial data, which should be read in conjunction with our consolidated financial statements and the related notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K. The selected financial data as of December 31, 2009 and 2008 and for the fiscal years ended December 31, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements at those dates and for those periods, contained elsewhere in this Annual Report on Form 10-K. The historical selected financial data as of December 31, 2007, 2006 and 2005 and for the fiscal years ended December 31, 2006 and 2005 have been derived from our audited consolidated financial statements at those dates and for those periods, not contained in this Annual Report on Form 10-K, as adjusted retrospectively for certain reclassifications of our real estate segment as held and used, and the application of the presentation and disclosure requirements for non-controlling interests in consolidated financial statements.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In Millions, Except Per Unit Amounts)
Statement of Operations Data:
Total revenues	$7,865	$5,027	$2,491	$3,006	$1,528
Income (loss) from continuing operations	$1,194	$(3,173)	$480	$1,008	$286
Income from discontinued operations	1	485	84	850	23
Net income (loss)	1,195	(2,688)	564	1,858	309
Less: Net (income) loss attributable to non-controlling interests	(961)	2,645	(256)	(750)	(227)
Net income (loss) attributable to Icahn Enterprises	$234	$(43)	$308	$1,108	$82
Net income (loss) attributable to Icahn Enterprises allocable to:
Limited partners	$229	$(57)	$103	$507	$(21)
General partner	5	14	205	601	103
Net income (loss) attributable to Icahn Enterprises	$234	$(43)	$308	$1,108	$82
Net income (loss) attributable to Icahn Enterprises from:
Continuing operations	$233	$(528)	$219	$311	$54
Discontinued operations	1	485	89	797	28
Net income (loss) attributable to Icahn Enterprises	$234	$(43)	$308	$1,108	$82
Basic income (loss) per LP Unit:
Income (loss) from continuing operations	$3.04	$(7.84)	$0.24	$0.03	$(0.87)
Income from discontinued operations	0.01	7.04	1.34	8.19	0.50
Basic income (loss) per LP unit	$3.05	$(0.80)	$1.58	$8.22	$(0.37)
Basic weighted average LP units outstanding	75	71	65	62	54
Diluted income (loss) per LP Unit:
Income (loss) from continuing operations	$2.96	$(7.84)	$0.24	$0.03	$(0.87)
Income from discontinued operations	0.01	7.04	1.34	8.19	0.50
Diluted income (loss) per LP unit	$2.97	$(0.80)	$1.58	$8.22	$(0.37)
Dilutive weighted average LP units outstanding	79	71	65	62	54
Other Financial Data:
EBITDA(1)	$727	$786	$520	$1,392	$358
Adjusted EBITDA(1)	846	398	407	435	206
Cash distributions declared, per LP Unit	1.00	1.00	0.55	0.40	0.20
Balance Sheet Data:
Cash and cash equivalents	$1,870	$2,612	$2,113	$1,884	$367
Investments	5,360	4,515	6,432	3,458	3,399
Property, plant and equipment, net	2,654	2,878	533	555	517
Total assets	17,554	18,145	12,434	9,280	7,257
Debt	4,735	4,571	2,041	953	918
Preferred limited partner units	136	130	124	118	112
Equity attributable to Icahn Enterprises	2,648	2,398	2,313	2,832	1,738

(1)	EBITDA represents earnings before interest expense, income tax (benefit) expense and depreciation, depletion and amortization. We define Adjusted EBITDA as EBITDA excluding the effects of impairment, restructuring costs, expenses associated with U.S. based funded pension plans, purchase accounting inventory adjustments, discontinued operations and gains/losses on extinguishment of debt. We present EBITDA and Adjusted EBITDA on a consolidated basis, net of the effect of non-controlling interests. We conduct substantially all of our operations through subsidiaries. The operating results of our subsidiaries may not be sufficient to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us for payment of our indebtedness, payment of distributions on our depositary units or otherwise, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which these subsidiaries currently may be subject or into which they may enter into in the future. The terms of any borrowings of our subsidiaries or other entities in which we own equity may restrict dividends, distributions or loans to us.

We believe that providing EBITDA and Adjusted EBITDA to investors have economic substance as these measures provide important supplemental information of our performance to investors and permits investors and management to evaluate the operating performance of our business without regard to potential distortions introduced by interest, taxes and depreciation and amortization and the effects of impairment, restructuring costs, expenses associated with U.S. based funded pension plans, purchase accounting inventory adjustments, discontinued operations and gains/losses on extinguishment of debt. Additionally, we believe this information is frequently used by securities analysts, investors and other interested parties in the evaluation of companies that have issued debt. Management uses, and believes that investors benefit from referring to these non-GAAP financial measures in assessing our operating results, as well as in planning, forecasting and analyzing future periods. Adjusting earnings for these recurring charges allows investors to evaluate our performance from period to period, as well as our peers, without the effects of certain items that may vary depending on accounting methods and the book value of assets. Additionally, EBITDA and Adjusted EBITDA present meaningful measures of corporate performance exclusive of our capital structure and the method by which assets were acquired and financed.

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

EBITDA and Adjusted EBITDA are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with U.S. GAAP or as alternatives to cash flow from operating activities as a measure of our liquidity. Given these limitations, we rely primarily on our U.S. GAAP results and use EBITDA and Adjusted EBITDA only as a supplemental measure of our financial performance. The following table reconciles, on a basis attributable to Icahn Enterprises, net income attributable to Icahn Enterprises to EBITDA and EBITDA to Adjusted EBITDA for the periods indicated. In addition, Adjusted EBITDA for prior periods has been revised to conform to our current calculation. EBITDA results for prior periods have been adjusted in order to properly be reflected on a basis attributable to Icahn Enterprises:

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In Millions)
Net income (loss) attributable to Icahn Enterprises	$234	$(43)	$308	$1,108	$82
Interest expense	245	273	157	134	103
Income tax (benefit) expense	(45)	308	23	(8)	30
Depreciation, depletion and amortization	293	248	32	158	143
EBITDA attributable to Icahn Enterprises	$727	$786	$520	$1,392	$358
Impairment of assets(a)	$33	$337	$19	$7	$—
Restructuring costs(b)	37	117	13	8	2
Purchase accounting inventory adjustment(c)	—	54	—	—	—
Expenses associated with U.S. based funded pension plans(d)	50	3	—	—	—
Discontinued operations(e)	(1)	(753)	(145)	(972)	(153)
Net gain on extinguishment of debt(f)	—	(146)	—	—	—
Adjusted EBITDA attributable to Icahn Enterprises	$846	$398	$407	$435	$207

(a)	Represents asset impairment charges, primarily relating to our Automotive segment in fiscal 2008, related to goodwill and other indefinite-lived intangible assets.
(b)	Restructuring costs represent expenses incurred by our Automotive and Home Fashion segments, relating to efforts to integrate and rationalize businesses and to relocate manufacturing operations to best-cost countries.
(c)	In connection with the application of purchase accounting upon the acquisition of Federal-Mogul, we adjusted Federal-Mogul’s inventory balance as of March 1, 2008 to fair value. This resulted in an additional non-cash charge to cost of goods sold during fiscal 2008 which is reflected net of non-controlling interests.
(d)	Represents expense associated with Federal-Mogul’s U.S. based funded pension plans, net of non-controlling interests.
(e)	Discontinued operations primarily include the operating results of and gains on sales of our former oil and gas operations which were sold in November, 2006 and our former gaming segment, American Casino & Entertainment Properties, LLC, which was sold in February 2008.
(f)	During the fourth quarter of fiscal 2008, we purchased outstanding debt of entities in our consolidated financial statements in the principal amount of $352 million and recognized an aggregate gain of $146 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:

(1)	Overview
•	Introduction
•	Other Significant Events
(2)	Results of Operations
•	Overview
•	Consolidated Financial Results from Continuing Operations
•	Investment Management
•	Automotive
•	Metals
•	Real Estate
•	Home Fashion
•	Holding Company
•	Interest Expense
•	Income Taxes
•	Discontinued Operations
(3)	Liquidity and Capital Resources
•	Holding Company
•	Consolidated Cash Flows
•	Borrowings
•	Contractual Commitments
•	Off-Balance Sheet Arrangements
•	Discussion of Segment Liquidity and Capital Resources
•	Investment Management
•	Automotive
•	Metals
•	Real Estate
•	Home Fashion
•	Distributions
(4)	Critical Accounting Policies and Estimates
(5)	Recently Issued Accounting Standards Updates
(6)	Forward-Looking Statements

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes.

Overview

Introduction

Icahn Enterprises L.P., or Icahn Enterprises, is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P., or Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc., or Icahn Enterprises GP, our sole general partner, which is owned and controlled by Mr. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of December 31, 2009, affiliates of Mr. Icahn owned 68,760,427 of our depositary units and 11,360,173 of our preferred units, which represented approximately 92.0% and 86.5% of our outstanding depositary units and preferred units, respectively. As referenced elsewhere in this report, we are required to redeem all of our outstanding preferred units by March 31, 2010. Please see Item 5 “Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities — Distributions,” for further discussion.

We are a diversified holding company owning subsidiaries engaged in the following operating businesses: Investment Management, Automotive, Metals, Real Estate, Home Fashion and, subsequent to our acquisitions of American Railcar Industries, Inc., or ARI, and Viskase Companies, Inc., or Viskase, on January 15, 2010, Railcar and Food Packaging, respectively. In addition to our operating businesses, we discuss below the Holding Company, which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company.

Other Significant Events

Senior Notes Offering

On January 15, 2010, we and Icahn Enterprises Finance Corp. (referred to collectively as the Issuers), sold $850,000,000 aggregate principal amount of Senior Unsecured 7.75% Notes due 2016, or the 2016 Notes, and $1,150,000,000 aggregate principal amount of Senior Unsecured 8% Notes due 2018, or the 2018 Notes and, together with the 2016 Notes, referred to as the New Notes, pursuant to the purchase agreement, dated January 12, 2010, or the Purchase Agreement, by and among the Issuers, Icahn Enterprises Holdings, as guarantor, or the Guarantor, and Jefferies & Company, Inc., as initial purchaser, or the Initial Purchaser. The 2016 Notes were priced at 99.411% of their face value and the 2018 Notes were priced at 99.275% of their face value. The gross proceeds from the sale of the New Notes were approximately $1,986,656,000, a portion of which was used to purchase the approximately $1.28 billion in aggregate principal amount (or approximately 97%) of the senior unsecured 7.125% notes due 2013, or the 2013 Notes, and the senior unsecured 8.125% notes due 2012, or the 2012 Notes, and, together with the 2013 Notes, referred to as the Senior Unsecured Notes, that were tendered pursuant to certain cash tender offers and consent solicitations and to pay related fees and expenses. Interest on the New Notes will be payable on January 15 and July 15 of each year, commencing July 15, 2010. The Purchase Agreement contains customary representations, warranties and covenants of the parties and indemnification and contribution provisions whereby the Issuers and the Guarantor, on the one hand, and the Initial Purchaser, on the other, have agreed to indemnify each other against certain liabilities. The Senior Unsecured Notes were satisfied and discharged on January 15, 2010.

The New Notes are issued under and are governed by an indenture, dated January 15, 2010, or the Indenture, among the Issuers, the Guarantor and Wilmington Trust Company, as trustee. The Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments. On or after January 15, 2013, the Issuers may redeem all of the 2016 Notes at a price equal to 103.875% of the principal amount of the 2016 Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 101.938% on and after January 15, 2014 and 100% on and after January 15, 2015. On or after January 15, 2014, the Issuers may redeem all of the 2018 Notes at a price equal to 104.000% of the principal amount of the 2018 Notes, plus accrued and unpaid interest, with such option redemption prices decreasing to 102.000% on and after January 15, 2015 and 100% on and after January 15, 2016. Before January 15, 2013, the Issuers may redeem up to 35% of the aggregate principal amount of each of the 2016 Notes and 2018 Notes with the net proceeds of certain equity offerings at a price equal to 107.750% and 108.000%, respectively, of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the 2016 Notes or 2018 Notes, as the case may be, originally issued remains outstanding immediately after such redemption. If the Issuers experience a change of control, the Issuers must offer to purchase for cash all or any part of each holder’s New Notes at a purchase price equal to 101% of the principal amount of the New Notes, plus accrued and unpaid interest.

The New Notes and the related guarantee are the senior unsecured obligations of the Issuers and rank equally with all of the Issuers’ and the Guarantor’s existing and future senior unsecured indebtedness and rank senior to all of the Issuers’ and the Guarantor’s existing and future subordinated indebtedness. The New Notes and the related guarantee are effectively subordinated to the Issuers’ and the Guarantor’s existing and future secured indebtedness to the extent of the collateral securing such indebtedness. The New Notes and the related guarantee are also effectively subordinated to all indebtedness and other liabilities of the Issuers’ subsidiaries other than the Guarantor.

In connection with the sale of the New Notes, the Issuers and the Guarantor entered into a Registration Rights Agreement, dated January 15, 2010, or the Registration Rights Agreement, with the Initial Purchaser. Pursuant to the Registration Rights Agreement, the Issuers have agreed to file a registration statement with the SEC, on or prior to 120 calendar days after the closing of the offering of the New Notes, to register an offer to exchange the New Notes for registered notes guaranteed by the Guarantor with substantially identical terms, and to use commercially reasonable efforts to cause the registration statement to become effective by the 210th day after the closing of the offering of the New Notes. Additionally, the Issuers and the Guarantor may be required to file a shelf registration statement to cover resales of the New Notes in certain circumstances. If the Issuers and the Guarantor fail to satisfy these obligations, the Issuers may be required to pay additional interest to holders of the New Notes under certain circumstances.

Termination of Indenture Governing Senior Unsecured 8.125% Notes due 2012

Effective as of January 15, 2010, the indenture governing the 2012 Notes, dated as of May 12, 2004, or the 2012 Notes Indenture, among the Issuers, the Guarantor and Wilmington Trust Company, as trustee, has been satisfied and discharged in accordance with its terms by the Issuers. The Issuers deposited a total of approximately $364 million with Wilmington Trust Company as trustee and depository under the 2012 Notes Indenture for a cash tender offer to repay all amounts outstanding under the 2012 Notes and to satisfy and discharge the 2012 Notes Indenture. Approximately $345 million was deposited with the depository to purchase the 2012 Notes that were tendered pursuant to the cash tender offer. In connection with the purchase of the tendered 2012 Notes, the Issuers paid total consideration of approximately $355 million, which consisted of: (i) $345 million of base consideration for the aggregate principal amount tendered; (ii) $3 million of accrued and unpaid interest on the tendered 2012 Notes; and (iii) $7 million of consent payments in connection with the solicitation of consents from holders of 2012 Notes to eliminate the incurrence of indebtedness and issuance of preferred stock covenant in the 2012 Notes Indenture. The Issuers also deposited approximately $8 million with the trustee in connection with the redemption of the remaining 2012 Notes.

Termination of Indenture Governing Senior Unsecured 7.125% Notes due 2013

Effective as of January 15, 2010, the indenture governing the 2013 Notes, dated as of February 7, 2005, or the 2013 Notes Indenture, among the Issuers, the Guarantor and Wilmington Trust Company, as trustee, has been satisfied and discharged in accordance with its terms by the Issuers. The Issuers deposited a total of approximately $1,018 million with Wilmington Trust Company as trustee under the 2013 Notes Indenture and depositary for a cash tender offer to repay all accounts outstanding under the 2013 Notes and to satisfy and discharge the 2013 Notes Indenture. Approximately $939 million was deposited with the depositary to purchase the 2013 Notes that were tendered pursuant to the cash tender offer. In connection with the purchase of the tendered 2013 Notes, the Issuers paid total consideration of approximately $988 million, which consisted of: (i) $939 million of base consideration for the aggregate principal amount tendered; (ii) $28 million of accrued and unpaid interest on the tendered 2013 Notes; and (iii) $21 million of consent payments in connection with the solicitation of consents from holders of 2013 Notes to eliminate the incurrence of indebtedness and issuance of preferred stock covenant in the 2013 Notes Indenture. The Issuers also deposited approximately $29 million with the trustee in connection with the redemption of the remaining 2013 Notes.

Acquisition of Controlling Interest in ARI

On January 15, 2010, pursuant to a certain Contribution and Exchange Agreement (referred to as the ARI Contribution and Exchange Agreement) among Icahn Enterprises, Beckton Corp., a Delaware corporation (referred to as Beckton), Barberry, Modal LLC, a Delaware limited liability company (referred to as Modal), and Caboose Holding LLC, a Delaware limited liability company (referred to as Caboose and, together with Barberry and Modal, referred to collectively as the ARI Contributing Parties), the ARI Contributing Parties contributed to Icahn Enterprises 11,564,145 shares of common stock of ARI, representing approximately 54.3% of ARI’s total outstanding common stock as of January 15, 2010, collectively owned by the ARI Contributing Parties for aggregate consideration consisting of 3,116,537 (or approximately $141 million based on the closing price of our depositary units on January 15, 2010) of our depositary units, subject to certain post-closing adjustments. ARI is a leading North American designer and manufacturer of hopper and tank railcars. ARI also repairs and refurbishes railcars, provides fleet management services and designs and manufactures certain railcar and industrial components. The transactions contemplated by the ARI Contribution and Exchange Agreement were previously authorized by the Audit Committee of the board of directors of Icahn Enterprises GP, our general partner, on January 11, 2010. The Audit Committee was advised by independent counsel and an independent financial advisor which rendered a fairness opinion.

Acquisition of Controlling Interest in Viskase

On January 15, 2010, pursuant to a certain Contribution and Exchange Agreement (referred to as the Viskase Contribution and Exchange Agreement) among Icahn Enterprises, Beckton, Barberry, Koala Holding Limited Partnership, a Delaware limited partnership (referred to as Koala), High River Limited Partnership, a Delaware limited partnership (referred to as High River), and Meadow Walk Limited Partnership, a Delaware limited partnership (referred to as Meadow Walk and, together with Beckton, Barberry, Koala and High River, referred to collectively as the Viskase Contributing Parties), the Viskase Contributing Parties contributed to Icahn Enterprises 25,560,929 shares of common stock of Viskase, representing approximately 71.4% of Viskase’s total outstanding common stock as of January 15, 2010, collectively owned by the Viskase Contributing Parties for aggregate consideration consisting of 2,915,695 (or approximately $132 million based on the closing price of our depositary units on January 15, 2010) of our depositary units. Viskase is a leading worldwide producer of non-edible cellulosic, fibrous and plastic casings used to prepare and package processed meat and poultry products. The transactions contemplated by the Viskase Contribution and Exchange Agreement were previously authorized by the Audit Committee of the board of directors of Icahn Enterprises GP on January 11, 2010. The Audit Committee was advised by independent counsel and an independent financial advisor which rendered a fairness opinion.

Declaration of Distribution on Depositary Units

On February 26, 2010, the board of directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the first quarter of fiscal 2010. The distribution will be paid on March 30, 2010, to depositary unitholders of record at the close of business on March 15, 2010. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

Results of Operations

Overview

A summary of the significant developments for fiscal 2009 is as follows:

•	Income from continuing operations attributable to Icahn Enterprises for our Investment Management segment of $469 million for fiscal 2009 due to positive performance in the Private Funds compared to loss from continuing operations attributable to Icahn Enterprises of $335 million for fiscal 2008;
•	Additional investment of $750 million in the Private Funds in fiscal 2009, bringing Icahn Enterprises’ cumulative direct investment through December 31, 2009 in the Private Funds to $1.7 billion;

•	Loss from continuing operations attributable to Icahn Enterprises for our Automotive segment of $29 million with restructuring expenses before non-controlling interests of $32 million for fiscal 2009;
•	Loss from continuing operations attributable to Icahn Enterprises for our Metals segment of $30 million for fiscal 2009, including pretax impairment charges of $13 million;
•	Loss from continuing operations attributable to Icahn Enterprises for our Home Fashion segment of $40 million for fiscal 2009 with restructuring and impairment charges before non-controlling interests of $27 million for fiscal 2009; and
•	Loss from continuing operations attributable to Icahn Enterprises for our Holding Company of $148 million for fiscal 2009, primarily due to interest expense.

A summary of the significant developments for fiscal 2008 is as follows:

•	Consummation of the sale of ACEP on February 20, 2008 for $1.2 billion, realizing a gain of $472 million, after taxes of $260 million;
•	Investment of $465 million of the gross proceeds in a Code Section 1031 Exchange transaction related to the sale of ACEP with the purchase of two net leased properties within our Real Estate segment, resulting in a deferral of $103 million in taxes;
•	$5.7 billion of revenues from our Automotive segment for the period March 1, 2008 through December 31, 2008. Additionally, our Automotive segment results for the period March 1, 2008 through December 31, 2008 included total asset impairment charges aggregating $434 million, of which $222 million related to goodwill and $130 million related to other indefinite-lived intangible assets. These charges were principally attributable to significant decreases in forecasted future cash flows as Federal-Mogul adjusted to the known and anticipated changes in industry volumes;
•	Increased net sales from our Metals segment of $405 million for fiscal 2008 as compared to fiscal 2007, resulting from an increase in the average selling price of ferrous scrap, increased volume of shipped ferrous production and the inclusion of financial results of acquisitions made during fiscal 2007 and early fiscal 2008;
•	Loss from continuing operations from our Investment Management segment of $335 million during fiscal 2008 resulting from investment losses from the Private Funds which were primarily affected by the decline in the value of the Private Funds’ largest equity positions; and
•	Reduced net sales from our Home Fashion segment of $258 million for fiscal 2008 as compared to fiscal 2007 due to the weak home textile retail environment and the elimination of unprofitable programs.

Consolidated Financial Results from Continuing Operations

The following tables summarize revenues and income (loss) attributable to Icahn Enterprises from continuing operations for each of our reportable segments (in millions of dollars):

	Revenues(1) Year Ended December 31,
	2009	2008	2007
Investment Management	$1,596	$(2,783)	$588
Automotive(2)	5,397	5,727	—
Metals	384	1,243	834
Real Estate	96	103	113
Home Fashion	382	438	706
Holding Company	10	299	250
Total	$7,865	$5,027	$2,491

	Income (Loss) Attributable to Icahn Enterprises From Continuing Operations Year Ended December 31,
	2009	2008	2007
Investment Management	$469	$(335)	$170
Automotive(2)	(29)	(350)	—
Metals	(30)	66	42
Real Estate	11	14	14
Home Fashion	(40)	(55)	(84)
Holding Company	(148)	132	77
Total	$233	$(528)	$219

(1)	Revenues include net sales, net gain (loss) from investment activities, interest, dividend income and other income, net.
(2)	Automotive results for fiscal 2008 are for the period March 1, 2008 through December 31, 2008.

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

The Private Funds had a positive return for fiscal 2009. During fiscal 2009, the Private Funds’ long equity and long credit exposures were positive, offset in part by negative performance in the Private Funds’ short equity and short credit exposures. We believe that there will be continued opportunities for the Private Funds to become active in distressed investing.

Revenues

The Investment Management segment derives revenues from three sources: (1) special profits interest allocations; (2) incentive allocations and (3) gains and losses from our investments in the Private Funds.

Prior to January 1, 2008, the management agreements between Icahn Capital Management LP (referred to as New Icahn Management) and the Private Funds provided for the management fees to be paid by each of the Feeder Funds and the Onshore Fund to New Icahn Management at the beginning of each quarter generally in an amount equal to 0.625% (2.5% annualized) of the net asset value of each Investor’s (defined below) investment in the Feeder Fund or Onshore Fund, as applicable, and were recognized quarterly.

Effective January 1, 2008, the limited partnership agreements of the Investment Funds provide that the applicable General Partner is eligible to receive a special profits interest allocation at the end of each calendar year from each capital account maintained in the Investment Funds that is attributable to: (i) in the case of the Onshore Fund, each fee-paying limited partner in the Onshore Fund and (ii) in the case of the Feeder Funds, each fee-paying investor in the Feeder Funds (that excludes certain investors that are affiliates of Mr. Icahn)

(in each case, referred to herein as an Investor). This allocation is generally equal to 0.625% (prior to July 1, 2009), of the balance in each fee-paying capital account as of the beginning of each quarter (for each Investor, the Target Special Profits Interest Amount) except that amounts are allocated to the General Partners in respect of special profits interest allocations only to the extent that net increases (i.e., net profits) are allocated to an Investor for the fiscal year. Accordingly, any special profits interest allocations allocated to the General Partners in respect of an Investor in any year cannot exceed the net profits allocated to such Investor in such year. (See below for discussion of new fee structure effective July 1, 2009).

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

Incentive allocations are determined based on the aggregate amount of net profits earned by each fee-paying investor in the Investment Funds (after the special profits interest allocation is made). Incentive allocations are based on the investment performance of the Private Funds, which is a principal determinant of the long-term success of the Investment Management segment because it generally enables assets under management, or AUM, to increase through retention of fund profits and by making it more likely to attract new investment capital and minimize redemptions by Private Fund investors. Incentive allocations are generally 25% (prior to July 1, 2009) of the net profits (both realized and unrealized) generated by fee-paying investors in the Investment Funds, and are subject to a “high watermark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods are recovered). The amount of these incentive allocations are calculated and allocated to the capital accounts of the General Partners annually except for incentive allocations earned as a result of investor redemption events during interim periods, provided that, as discussed below, effective July 1, 2009, certain new options do not provide for incentive allocations at the end of each fiscal year. (See below for discussion of the new fee structure effective July 1, 2009).

Effective July 1, 2009, certain limited partnership agreements and offering memoranda of the Private Funds (referred to as the Fund Documents) were revised primarily to provide existing investors and new investors, or Investors with various new options for investments in the Private Funds (each being referred to as an Option). Each Option has certain eligibility criteria for Investors and existing investors are permitted to roll over their investments made in the Private Funds prior to July 1, 2009 (referred to as the Pre-Election Investments) into one or more of the new Options. For fee-paying investments, the special profits interest allocations will range from 1.5% to 2.25% per annum and the incentive allocations will range from 15% (in some cases subject to a preferred return) to 22% per annum. The new Options also have different withdrawal terms, with certain Options being permitted to withdraw capital every six months (subject to certain limitations on aggregate withdrawals) and other Options being subject to three-year rolling lock-up periods, provided that early withdrawals are permitted at certain times with the payment to the Private Funds of a fee.

The economic and withdrawal terms of the Pre-Election Investments remain the same, which include a special profits interest allocation of 2.5% per annum, an incentive allocation of 25% per annum and a three-year lock-up period (or sooner, subject to the payment of an early withdrawal fee). Certain of the Options will preserve each Investor’s existing high watermark with respect to its rolled over Pre-Election Investments and one of the Options establishes a hypothetical high watermark for new capital invested before December 31, 2010 by persons that were Investors prior to July 1, 2009. Effective with permitted withdrawals on December 31, 2009, if an Investor did not roll over a Pre-Election Investment into another Option when it was first eligible to do so without the payment of a withdrawal fee, the Private Funds required such Investor to withdraw such Pre-Election Investment.

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

The General Partners and their affiliates also earn income (or are subject to losses) through their investments in the Investment Funds. We also earn income (or are subject to losses) through our direct investment in the Investment Funds. In both cases the income or losses consist of realized and unrealized gains and losses on investment activities along with interest and dividend income.

AUM and Fund Performance

The table below reflects changes to AUM for the fiscal years ended December 31, 2009, 2008 and 2007. The end-of-period balances represent total AUM, including any accrued special profits interest allocations and any incentive allocations and our own investments in the Private Funds, as well as investments of other affiliated parties who have not been charged special profits interest allocations or incentive allocations for the periods presented (in millions of dollars):

	Year Ended December 31,
	2009	2008	2007
Balance, beginning of period	$4,368	$7,511	$4,020
Net in-flows (outflows)	(77)	(274)	3,005
Appreciation (depreciation)	1,514	(2,869)	486
Balance, end of period	$5,805	$4,368	$7,511
Fee-paying AUM	$2,152	$2,374	$5,050

The following table sets forth performance information for the Private Funds that were in existence for the comparative periods presented. These gross returns represent a weighted-average composite of the average gross returns, net of expenses for the Private Funds.

	Gross Return(1) for the Year Ended December 31,
	2009	2008	2007
Private Funds	33.3%	-35.6%	12.3%

(1)	These returns are indicative of a typical investor who has been invested since inception of the Private Funds. The performance information is presented gross of any accrued special profits interest allocations and incentive allocations but net of expenses. Past performance is not necessarily indicative of future results.

The Private Funds’ aggregate gross performance was 33.3% for fiscal 2009. During fiscal 2009, the Private Funds’ performance was primarily driven by their long exposure to the credit markets, including fixed income, bank debt and derivative instruments, as well as an increase in the value of certain core equity holdings. The Private Funds’ short equity and short credit exposure were negative contributors to performance as both credit and equity markets continued to rally.

We believe that weak economic conditions and the lack of confidence resulting from unprecedented systemic risks associated with derivative and financial leverage may provide potential long-term opportunities for the Private Funds.

The Private Funds’ aggregate gross performance was -35.6% for fiscal 2008. During fiscal 2008, losses were primarily a result of the decline in certain of the Private Funds’ core holdings as well as the Private Funds’ long credit exposure. For fiscal 2008, the Private Funds’ short exposure in equity produced gains due to the negative U.S. equity markets. Short exposure to credit contributed gains for fiscal 2008 and overall credit exposure was slightly positive, although such gains were offset by long credit exposure.

The Private Funds’ aggregate gross performance of 12.3% for fiscal 2007 was driven by a few core equity positions. Additionally, short positions in high-yield credit and the broad U.S. equity markets also added to performance as high-yield spreads widened and the market declined in the last months of the year. However, our long investments in energy more than offset the losses from the energy hedge and, overall, the sector was positive.

Since inception in November 2004, the Private Funds’ gross returns are 65.3%, representing an annualized rate of return of 10.2% through December 31, 2009, which is indicative of a typical investor who has invested since inception of the Private Funds (excluding management fees, special profits interest allocations and incentive allocations). Past performance is not necessarily indicative of future results, particularly in the near term given current market conditions.

Operating Results

We consolidate certain of the Private Funds into our results. Accordingly, in accordance with U.S. GAAP, any special profits interest allocations, incentive allocations and earnings on investments in the Private Funds are eliminated in consolidation. These eliminations have no impact on our net income; however, as our allocated share of the net income from the Private Funds includes the amount of these allocations and earnings.

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

Summarized statements of operations for our Investment Management segment on a deconsolidated basis reconciling to a U.S. GAAP basis for fiscal 2009, fiscal 2008 and fiscal 2007 is as follows (in millions of dollars):

	Year Ended December 31, 2009
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	Total U.S. GAAP Results
Revenues:
Special profits interest allocations	$154		$—	$(154)	$—
Net gain from investment activities	352	(1)	1,379	(352)	1,379
Interest and dividend income	—		217	—	217
	506		1,596	(506)	1,596
Costs and expenses	35		107	—	142
Interest expense	—		4	—	4
	35		111	—	146
Income from continuing operations before income tax expense	471		1,485	(506)	1,450
Income tax expense	(2)		—	—	(2)
Income from continuing operations	469		1,485	(506)	1,448
Less: Income attributable to non-controlling interests from continuing operations	—		(1,307)	328	(979)
Income attributable to Icahn Enterprises from continuing operations	$469		$178	$(178)	$469

	Year Ended December 31, 2008
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	Total U.S. GAAP Results
Revenues:
Special profits interest allocations	$—		$—	$—	$—
Net loss from investment activities	(303	)(1)	(3,025)	303	(3,025)
Interest and dividend income	—		242	—	242
	(303)		(2,783)	303	(2,783)
Costs and expenses	32		21	—	53
Interest expense	—		12	—	12
	32		33	—	65
Loss from continuing operations before income tax expense	(335)		(2,816)	303	(2,848)
Income tax expense	—		—	—	—
Loss from continuing operations	(335)		(2,816)	303	(2,848)
Less: Loss attributable to non-controlling interests from continuing operations	—		2,787	(274)	2,513
Loss attributable to Icahn Enterprises from continuing operations	$(335)		$(29)	$29	$(335)

	Year Ended December 31, 2007
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	Total U.S. GAAP Results
Revenues:
Management fees	$128		$—	$(117)	$11
Incentive allocations	71		—	(71)	—
Net gain from investment activities	21	(1)	355	(21)	355
Interest and dividend income	1		221	—	222
	221		576	(209)	588
Costs and expenses	47		38	—	85
Interest expense	—		15	—	15
	47		53	—	100
Income from continuing operations before income tax expense	174		523	(209)	488
Income tax expense	(4)		—	—	(4)
Income from continuing operations	170		523	(209)	484
Less: Income attributable to non-controlling interests from continuing operations	—		(298)	(16)	(314)
Income attributable to Icahn Enterprises from continuing operations	$170		$225	$(225)	$170

(1)	Through December 31, 2009, we have made direct investments aggregating $1.7 billion in the Private Funds for which no special profits interest allocations or incentive allocations are applicable. As of December 31, 2009, the total value of these investments was approximately $1.7 billion, with an unrealized gain of $328 million for fiscal 2009, and unrealized losses of $274 million and $16 million for fiscal 2008 and 2007, respectively. These investments and related earnings are reflected in the Private Funds’ net assets and earnings.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

As of December 31, 2009, the full Target Special Profits Interest Amount was $154 million, which includes a carry-forward Target Special Profits Interest Amount of $70 million from December 31, 2008, a Target Special Profits Interest Amount of $54 million for fiscal 2009 and a hypothetical return on the full Target Special Profits Interest Amount from the Investment Funds of $30 million. The full Target Special Profits Interest Amount of $154 million at December 31, 2009 was allocated to the General Partners at December 31, 2009. No accrual for special profits interest allocations was made for fiscal 2008 due to losses in the Investment Funds.

Despite a significant improvement in performance in the Private Funds in fiscal 2009 as compared to fiscal 2008, incentive allocations were not material for fiscal 2009 as a result of “high watermarks” that were established for fee-paying investors during fiscal 2008. Incentive allocations are calculated on an investor-by-investor basis. (The General Partners do not earn incentive allocations during a particular period even though the Private Funds may have a positive return in such period until losses in prior periods have been recovered.) The General Partners’ incentive allocations earned from the Private Funds are accrued on a quarterly basis and are allocated to the General Partners at the end of the Private Funds’ fiscal year (or sooner on redemptions), provided that, effective July 1, 2009, certain new options do not provide for incentive allocations at the end of each fiscal year.

The net gain from investment activities from our investment in the Private Funds was $352 million for fiscal 2009 as compared to a net loss from investment activities of $303 million for fiscal 2008, each consisting of two components. The first component reflects a net gain of $24 million for fiscal 2009 as compared to a net loss of $29 million for fiscal 2008, primarily relating to the change in the General Partners’ investment in the Private Funds as a result of the return on earned incentive allocations from prior periods retained in the funds. The second component includes a net investment gain of $328 million for fiscal 2009 as compared to a net loss of $274 million for fiscal 2008, on our cumulative direct investment through December 31, 2009 of $1.7 billion in the Private Funds.

Net gains on investment activities from the Private Funds were $1.4 billion for fiscal 2009 as compared to a net loss of $3.0 billion for fiscal 2008. The increase relates to the positive performance of the Private Funds during fiscal 2009.

Interest and dividend income was $217 million for fiscal 2009 and $242 million for fiscal 2008, with the decrease due to amounts earned on interest-paying investments.

The General Partners’ and Icahn Capital’s costs and expenses for fiscal 2009 increased by $3 million as compared to fiscal 2008. Included in the General Partner’s and Icahn Capital’s costs and expenses is compensation expense which increased in fiscal 2009 by $9 million over fiscal 2008, primarily attributable to compensation awards relating to special profits interest allocations but was offset in part by lower general and administrative costs incurred in fiscal 2009 as compared to corresponding prior year period.

The Private Funds’ costs and expenses, including interest expense, for fiscal 2009 increased by $78 million as compared to fiscal 2008. This increase was primarily attributable to an increase in dividend expense and appreciation of the deferred management fee payable by the consolidated Offshore Fund in fiscal 2009 as compared to the corresponding prior year period.

Income attributable to non-controlling interests in fiscal 2009 was approximately $1.0 billion as compared to loss attributable to non-controlling interests of approximately $2.5 billion in fiscal 2008. This change was due to the positive performance of the Private Funds during fiscal 2009.

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

The net loss from investment activities in fiscal 2008 was $303 million compared to a net gain of $21 million in fiscal 2007 and consists of two components. The first component reflects a net loss of $29 million in fiscal 2008 relating to the decrease in the General Partners’ investment in the Private Funds as a result of the decline in the performance of the General Partners’ investment, compared to a gain of $37 million in fiscal 2007. The second component includes a net investment loss in fiscal 2008 of $274 million as compared to $16 million in fiscal 2007 on our cumulative investment through December 31, 2008 of $950 million invested in the Private Funds by us.

Net losses on investment activities of the Private Funds were $3.0 billion for fiscal 2008, compared to a gain of $355 million for fiscal 2007. This decrease relates primarily to the decline in performance of the Private Funds during fiscal 2008 caused primarily by the decline in the value of the Private Funds’ largest equity positions.

Interest and dividend income for fiscal 2008 increased by $20 million as compared to fiscal 2007. The increase was primarily attributable to amounts earned on interest-paying investments.

The General Partners’ and Icahn Capital’s costs and expenses for fiscal 2008 decreased by $15 million for fiscal 2008 as compared to fiscal 2007. This decrease is due to a decrease in compensation awards during fiscal 2008 that were primarily tied to the performance of the Investment Funds and unpaid re-invested compensation balances that declined in value.

Private Funds’ costs and expenses, including interest expense, in fiscal 2008 decreased by $20 million as compared to fiscal 2007. This decrease is primarily attributable to net loss accrued on the deferred management fee payable by the consolidated Offshore Fund.

Loss attributable to non-controlling interests in fiscal 2008 was $2.5 billion as compared to income attributable to non-controlling interests of $314 million in fiscal 2007. This change was due to the decline in performance of the Private Funds during fiscal 2008.

Automotive

We conduct our Automotive segment through our majority ownership in Federal-Mogul. Federal-Mogul is a leading global supplier of powertrain and safety technologies, serving the world’s foremost original equipment manufacturers, or OEM, of automotive, light commercial, heavy-duty, agricultural, marine, rail, off-road and industrial vehicles, as well as the worldwide aftermarket. Effective July 3, 2008, we acquired a majority interest in Federal-Mogul.

Federal-Mogul believes that its sales are well-balanced between OEM and aftermarket as well as domestic and international. During fiscal 2009, Federal-Mogul derived 56% of its sales from the OEM market and 44% from the aftermarket. Federal-Mogul’s customers include the world’s largest automotive OEMs and major distributors and retailers in the independent aftermarket. During fiscal 2009, Federal-Mogul derived 40% of its sales in the United States and 60% internationally. As of December 31, 2009, Federal-Mogul is organized into four product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket. Federal-Mogul has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of Federal-Mogul’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

Federal-Mogul’s Annual Report on Form 10-K for fiscal 2009 filed with the SEC on February 23, 2010 contains a detailed description of its business, products, industry, operating strategy and associated risks.

In accordance with U.S. GAAP, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests. As of February 25, 2008 (the effective date of control by Thornwood Associates Limited Partnership, or Thornwood, and, indirectly, by Mr. Icahn) and thereafter, as a result of our acquisition of a majority interest in Federal-Mogul on July 3, 2008, we consolidated the financial position, results of operations and cash flows of Federal-Mogul. We evaluated the activity between February 25, 2008 and February 29, 2008 and, based on the immateriality of such activity, concluded that the use of an accounting convenience date of February 29, 2008 was appropriate.

Although Federal-Mogul’s results are included in our consolidated financial statements as of March 1, 2008, as discussed above, we believe that a meaningful discussion of Federal-Mogul’s results should encompass its results for the entire fiscal 2008. Further, the trends and events impacting the entire fiscal 2008 are directionally consistent with the results for the period March 1, 2008 through December 31, 2008, which are also provided below.

The four product groups of our Automotive segment have been aggregated for purposes of reporting our operating results below (in millions of dollars):

	Year Ended December 31,		Period March 31, 2008 through December 31, 2008
	2009	2008
Net sales	$5,330	$6,866	$5,652
Cost of goods sold	4,538	5,742	4,730
Gross margin	792	1,124	922
Expenses:
Selling, general and administrative	742	867	709
Restructuring and impairment	49	583	566
	791	1,450	1,275
Income (loss) from continuing operations before interest, income taxes and other income, net	$1	$(326)	$(353)

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net sales in fiscal 2009 decreased by $1,536 million (22%) as compared to fiscal 2008. Over 60% of Federal-Mogul’s net sales originate outside the United States; therefore, the impact of the U.S. dollar strengthening in fiscal 2009, primarily against the euro, decreased reported sales by $305 million. In general, light and commercial vehicle original equipment, or OE, and hence demand from the OEM’s for Federal-Mogul’s products, declined significantly in all regions. When the regional year over year production declines in both light and commercial vehicles are applied to the various markets in which Federal-Mogul’s OE products are sold the weighted average drop in global OEM demand was 32%. Against this global production volume decline, Federal-Mogul increased its OE market share in all regions, with the result that on a constant dollar and constant pricing basis, the reduction in Federal-Mogul’s sales to OEM’s was limited to 24%. Global Aftermarket volumes decreased by 11% due to a combination of items including macro-economic factors driving deferred maintenance spending at the consumer level and the credit crisis impact on customers in various countries in Eastern Europe and South America. In addition, global aftermarket’s fiscal 2008 volume included increased sales due to the geographic expansion of one of Federal-Mogul’s North American customers due to an acquisition. The combined impact of these factors was a net sales volume decline of $1,254 million. Net customer price increases were $23 million.

Cost of goods sold in fiscal 2009 decreased by $1,204 million (21%) as compared to fiscal 2008. This was primarily due to a $748 million decrease in material, manufacturing labor and variable overhead costs as a direct consequence of the lower production volumes. Productivity in excess of labor and benefits inflation of $62 million represents improvements in the total manufacturing cost base in excess of those due to reduced production volume and mix changes. Other factors contributing to this decrease were currency movements of $270 million, improved materials and services sourcing of $82 million and the non-recurring 2008 fresh-start reporting impact on inventory of $68 million.

Gross margin was $792 million, or 15% of net sales, in fiscal 2009 compared to $1,124 million, or 16% of net sales, in fiscal 2008. The most significant factor affecting gross margin was that of reduced sales, where the impact of lower volumes of $1,254 million was partially offset by lower cost of goods sold of $748 million, resulting in lower gross margin of $506 million. Favorable productivity in excess of labor and benefits inflation of $62 million, the non-recurring 2008 fair value step-up impact on inventory of $68 million, improved materials and services sourcing of $82 million and net customer price increases of $23 million were more than offset by sales volume decreases that reduced margins by $506 million, increased depreciation of $16 million, increased pension expense of $10 million and currency movements of $35 million.

Selling, general and administrative, or SG&A, expenses in fiscal 2009 decreased by $125 million (14%) in fiscal 2009 as compared to fiscal 2008. Included within SG&A is a charge of $37 million related to the U.S. funded pension plan. The favorable impact of exchange movements decreased SG&A by $27 million, leaving a constant-dollar decrease of $111 million which is due to reduced employee costs and other productivity improvements, net of labor and benefits inflation, partially offset by increased pension costs. Additionally, amortization expense and Chapter 11 expenses, which are included in SG&A, decreased by $41 million in fiscal 2009 as compared to fiscal 2008.

Federal-Mogul maintains technical centers throughout the world designed to integrate its leading technologies into advanced products and processes, to provide engineering support for all of its manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A expense above were research and development, or R&D costs, including product engineering and validation costs, of $140 million in fiscal 2009 compared to $173 million in fiscal 2008. As a percentage of OEM sales, research and development was 4.7% in fiscal 2009 and 4.1% in fiscal 2008.

Restructuring and impairment decreased by $534 million (92%) in fiscal 2009 as compared to fiscal 2008. The decrease is primarily due to a decrease in fiscal 2009 in impairment charges of $434 million primarily related to goodwill and indefinite-lived intangible assets. In addition, restructuring expenses in fiscal 2009 decreased by $100 million primarily due to a decrease in Restructuring 2009 (as defined below) expenses as compared to fiscal 2008. In September 2008, Federal-Mogul announced a restructuring plan, herein referred to as Restructuring 2009, designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. It was anticipated that this plan would reduce Federal-Mogul’s global workforce by 8,600 positions when compared with the workforce as of September 30, 2008. Federal-Mogul expects to incur additional restructuring expenses up to $6 million through fiscal 2010 related to Restructuring 2009. Because the significant majority of the Restructuring 2009 costs are related to severance expenses, such activities are expected to yield future annual savings at least equal to the incurred costs.

Metals

Our Metals segment is conducted through our indirect, wholly owned subsidiary, PSC Metals, Inc., or PSC Metals. The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the U.S. and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn. The current economic environment may continue to significantly impact the demand and pricing of our scrap metal products.

Summarized statements of operations and performance data for PSC Metals for the fiscal years ended December 31, 2009, 2008 and 2007 are as follows (in millions of dollars, except for tons and pounds metrics):

	Year Ended December 31,
	2009	2008	2007
Net sales	$382	$1,239	$834
Cost of goods sold	403	1,102	778
Gross margin	(21)	137	56
Expenses:
Selling, general and administrative	17	34	18
Impairment	13	—	—
	30	34	18
(Loss) income from continuing operations before interest, income taxes and other income, net	$(51)	$103	$38
Ferrous tons sold (in ‘000s)	912	1,858	1,707
Non-ferrous pounds sold (in ‘000s)	100,916	125,140	120,470

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net sales for fiscal 2009 decreased by $857 million (69%) as compared to fiscal 2008. This decrease was primarily due to declines in ferrous revenues. Net sales from all product lines were significantly lower than in fiscal 2008 due to the impact of the global recession on prices and demand in the steel, construction and other market sectors served by the business and its customers. Ferrous average pricing was approximately $215 per gross ton lower (47%) and ferrous shipments were 946,000 gross tons lower (51%) compared to those in fiscal 2008. The unfavorable comparison of net sales in fiscal 2009 to fiscal 2008 was compounded by the unprecedented growth in demand and pricing experienced by our Metals segment during fiscal 2008, prior to the start of the global market downturn which began during the latter part of the third quarter of fiscal 2008.

Cost of goods sold for fiscal 2009 decreased by $699 million (63%) as compared to fiscal 2008. The decrease was primarily due to lower sales volume as compared to the prior year period. Gross margin for fiscal 2009 decreased by $158 million as compared to fiscal 2008. The decrease was primarily due to declines in ferrous revenues resulting from a drop in ferrous average pricing coupled with lower ferrous shipments over the comparative period as discussed above. As a percentage of net sales, cost of goods sold was 105% and 89% for fiscal 2009 and fiscal 2008, respectively. Cost of sales was 99% of net sales during the second half of fiscal 2009, as market conditions, though volatile, improved somewhat during the period, and cost reduction actions taken in the recycling yards earlier in the year took full effect. The cost of goods sold included a lower of cost or market inventory adjustments of $4 million for fiscal 2009 as compared to $7 million in fiscal 2008.

PSC Metals’ net sales for the first quarter of fiscal 2009 declined significantly from fiscal 2008 levels as the demand and prices for scrap fell to extremely low levels due to historically low steel mill capacity utilization rates and declines in other sectors of the economy. Given the indication of a potential impairment, PSC Metals completed a valuation of its goodwill and other indefinite-lived intangibles as of March 31, 2009, utilizing discounted cash flows based on current market conditions. This valuation resulted in an impairment loss for goodwill and other indefinite-lived intangibles of $13 million which was recorded in the first quarter of fiscal 2009.

SG&A expenses for fiscal 2009 decreased by $17 million (50%) as compared to fiscal 2008. The decrease was primarily due to cost reduction initiatives implemented during the first quarter of fiscal 2009. These initiatives included headcount reductions, a salary freeze and temporary pay cuts, elimination of the current year incentive program and suspension of spending for specific items.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net sales for fiscal 2008 increased by $405 million (48%) to a record $1.2 billion as compared to fiscal 2007. This increase was primarily driven by improvement in ferrous revenues during fiscal 2008. Ferrous average pricing was approximately $178 per gross ton higher and ferrous shipments were 151,000 gross tons (9%) higher in fiscal 2008 as compared to fiscal 2007. Ferrous pricing reached historically high levels during fiscal 2008, with shredded material prices quoted as high as $594 per gross ton in the July American Metals Market Scrap Composites Index. The increased prices were driven by strong worldwide demand for recycled metals. All product lines except non-ferrous contributed to the revenue increase in fiscal 2008. Scrap yards acquired during fiscal 2007 and early fiscal 2008 contributed $141 million to the revenue increase in fiscal 2008.

Gross profit for fiscal 2008 increased by $81 million (145%) to $137 million as compared to fiscal 2007. As a percentage of net sales, cost of sales was 89% and 93% for fiscal 2008 and fiscal 2007, respectively. The increase in gross profit and lower cost of sales percentage were primarily due to increased selling prices during fiscal 2008 that exceeded the increased cost of scrap supply. Yards acquired during fiscal 2007 and early fiscal 2008 also contributed to the increase in gross profit in fiscal 2008.

SG&A expenses for fiscal 2008 increased $16 million (89%) to $34 million as compared to fiscal 2007. The increase was primarily attributable to employee-related costs, which include headcount increases during fiscal 2008 supporting growth and acquired yards and higher incentive compensation expenses relating to our Metals segment’s strong operating performance, and increased professional fees.

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

The following table summarizes the key operating data for our Real Estate segment for the fiscal years ended December 31, 2009, 2008 and 2007 (in millions of dollars):

	Year Ended December 31,
	2009	2008	2007
Revenues(1)	$96	$103	$113
Expenses	76	82	92
Income from continuing operations before interest, income taxes and other income, net	$20	$21	$21

(1)	Revenues include net sales from development and resort operations, rental and financing lease income from rental operations, interest income and other income, net.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Total revenues for fiscal 2009 decreased by $7 million (7%) as compared to fiscal 2008, and were primarily due to a decrease in development sales activity attributable to the general slowdown in residential and vacation homes, offset in part by an increase in net lease revenues from properties acquired during the third quarter of fiscal 2008 and other income, net. For fiscal 2009, we sold 21 residential units for approximately $15 million at an average price of $0.7 million compared to 39 residential units for $42 million at an average price of $1.1 million in the corresponding prior period.

Total expenses for fiscal 2009 decreased by $6 million (7%) as compared to fiscal 2008. The decrease was primarily due to lower operating expenses in development and resort, offset in part by an increase in net lease expenses due to the acquisition of properties during the third quarter of fiscal 2008.

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

Based on current residential sales conditions, we anticipate that property development sales will start to stabilize in fiscal 2010. We may incur additional asset impairment charges if sales price assumptions and unit absorptions are not achieved.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Total revenues for fiscal 2008 decreased by $10 million (9%) to $103 million as compared to fiscal 2007. The decrease was primarily attributable to a decrease in property development sales activity due to the general slowdown in residential and vacation home sales, and was partially offset by an increase in rental income, due to the acquisitions of two net leased properties acquired in August 2008. In fiscal 2008, we sold 39 residential units for $42 million at an average price of $1.1 million. In fiscal 2007, we sold 76 residential units for $61 million at an average price of $0.8 million.

Total expenses for fiscal 2008 decreased by $10 million (11%) to $82 million as compared to fiscal 2007. The decrease was primarily due to a decrease in property development sales activity. In fiscal 2008, property development expenses included asset impairment charges of $4 million, primarily attributable to inventory units in our Grand Harbor and Oak Harbor, Florida subdivisions. These decreases were partially offset by increased depreciation expenses attributable to the acquisition of two net lease properties. In fiscal 2007, property development expenses included an asset impairment charge of $3 million related to certain condominium land in our Oak Harbor, Florida subdivision and a litigation loss reserve of $2 million.

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

Summarized statements of operations from our Home Fashion operations for the fiscal years ended December 31, 2009, 2008 and 2007 included in the consolidated statements of operations are as follows (in millions of dollars):

	Year Ended December 31,
	2009	2008	2007
Net sales	$369	$425	$683
Cost of goods sold	338	394	681
Gross margin	31	31	2
Expenses:
Selling, general and administrative	75	89	112
Restructuring and impairment	27	37	49
	102	126	161
Loss from continuing operations before interest, income taxes and other income, net	$(71)	$(95)	$(159)

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net sales for fiscal 2009 decreased by $56 million (13%) as compared to fiscal 2008. Cost of sales for fiscal 2009 decreased by $56 million (14%) as compared to fiscal 2008. The decreases were primarily due to lower sales volumes. Gross margin was flat in fiscal 2009 compared to fiscal 2008. Gross margin as a percent of net sales were 8.4% and 7.3% for fiscal 2009 and fiscal 2008, respectively. The decrease in net sales during fiscal 2009 continued to reflect lower sales due to the weak home textile retail environment, but has been mitigated by improvements in operating earnings as a result of lowering SG&A expenditures and lower restructuring and impairment charges. WPI will continue to realign its manufacturing operations to optimize its cost structure, pursuing offshore sourcing arrangements that employ a combination of owned and operated facilities, joint ventures and third-party supply contracts.

SG&A for fiscal 2009 decreased by $14 million (16%) as compared to fiscal 2008, reflecting WPI’s continuing efforts to reduce its selling, warehousing, shipping and general and administrative expenses. WPI continues to lower its SG&A expenditures by consolidating its locations, reducing headcount and applying more stringent oversight of expense areas where potential savings may be realized.

Restructuring and impairment charges for fiscal 2009 decreased by $10 million (27%) as compared to fiscal 2008. Included in fiscal 2009 and 2008 results was a $5 million and $6 million impairment charge, respectively, related to WPI’s trademarks. In recording the impairment charges related to its plants, WPI compared estimated net realizable values of property, plant and equipment to their current carrying values. In recording impairment charges related to its trademarks, WPI compared the fair value of the intangible asset with its carrying value. The estimates of fair value of trademarks are determined using a discounted cash flow valuation methodology referred to as the “relief from royalty” methodology. Significant assumptions inherent in the “relief from royalty” methodology employed include estimates of appropriate marketplace royalty rates and discount rates. Restructuring and impairment charges include severance, benefits and related costs, non-cash impairment charges related to plants that have been or will be closed and continuing costs of closed plants, transition expenses and non-cash intangible asset impairment charges.

WPI continues its restructuring efforts and, accordingly, anticipates that restructuring charges (particularly with respect to the carrying costs of closed facilities until such time as these locations are sold) and operating losses will continue to be incurred for fiscal 2010. If WPI’s restructuring efforts are unsuccessful or its existing strategic manufacturing plans are amended, it may be required to record additional impairment charges related to the carrying value of long-lived assets.

WPI’s business is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products. Certain U.S. retailers continue to report comparable store sales that were either negative or below their stated expectations. Many of these retailers are customers of WPI. Based on prevailing difficult economic conditions, it will likely be challenging for these same retailers during fiscal 2010. WPI believes that it provides adequate reserves against its accounts receivable to mitigate exposure to known or likely bad debt situations, as well as sufficient overall reserves for reasonably estimated situations, should this arise.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net sales for fiscal 2008 decreased by $258 million (38%) as compared to fiscal 2007. Gross margin for fiscal 2008 increased by $29 million to $31 million as compared to fiscal 2007. The decrease in net sales reflected lower sales due to the weak home textile retail environment and the elimination of unprofitable programs, but has been mitigated by improvements in both gross margin and operating earnings as a result of shifting manufacturing capacity from the United States to lower-cost countries, lowering SG&A expenditures and reduced restructuring and impairment charges. We shifted manufacturing capacity from the United States to lower-cost countries and closed numerous U.S. plants during fiscal 2007 and early fiscal 2008.

SG&A expenses for fiscal 2008 decreased by $23 million (21%), as compared to fiscal 2007, reflecting WPI’s continued efforts to reduce its selling, warehousing, shipping and general and administrative expenses.

Restructuring and impairment charges for fiscal 2008 decreased by $12 million (25%), as compared to fiscal 2007. The decrease in fiscal 2008 is due to lower impairment charges, partially offset by higher restructuring charges. Restructuring and impairment charges include severance costs, non-cash impairment charges related to plants that have closed, and continuing costs of closed plants and transition expenses. Additionally in fiscal 2008 and fiscal 2007, WPI reduced the fair value of the trademarks and recorded intangible asset impairment charges of $6 million and $5 million, respectively.

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

Summarized revenues and expenses for the Holding Company for the fiscal years ended December 31, 2009, 2008 and 2007 are as follows (in millions of dollars):

	Year Ended December 31,
	2009	2008	2007
Net gain from investment activities	$3	$102	$84
Interest and dividend income	7	51	129
Gain on extinguishment of debt	—	146	—
Other income, net	—	—	37
Holding Company revenues	10	299	250
Holding Company expenses	22	34	37
(Loss) income from continuing operations before interest expense and income taxes	$(12)	$265	$213

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net gain from investment activities for fiscal 2009 decreased by $99 million (97%) as compared to fiscal 2008. The decrease in net gain from investment activities was primarily due to lower investment gains in fiscal 2009 as compared to fiscal 2008 as we have decreased our investments in securities at the Holding Company level.

Interest and dividend income for fiscal 2009 decreased by $44 million (86%) as compared to fiscal 2008. The decrease was primarily due to lower yields on lower cash balances.

Expenses, excluding interest expense, for fiscal 2009 decreased by $12 million (35%) as compared to fiscal 2008. The decrease was primarily due to lower legal fees.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net gain from investment activities for fiscal 2008 increased by $18 million (22%) as compared to fiscal 2007. The increase in net gain from investment activities was primarily due to higher unrealized gains in fiscal 2008 recorded on the investment portfolio as compared to fiscal 2007.

Interest and dividend income for fiscal 2008 decreased by $78 million (61%) as compared to fiscal 2007. The decrease was primarily due to lower yields and lower cash balances.

Expenses, excluding interest expense, for fiscal 2008 decreased by $3 million (8%) as compared to fiscal 2007. The decrease is primarily due to lower professional and legal fees.

Interest Expense

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Interest expense for fiscal 2009 decreased by $41 million (13%) as compared to fiscal 2008. The decrease was primarily attributable to our Automotive segment which incurred lower interest expense due to lower interest rates.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Interest expense for fiscal 2008 increased by $173 million (115%) as compared to fiscal 2007. The increase was primarily due to $166 million in interest expense incurred by our Automotive segment related to Federal-Mogul’s Exit Facilities (as defined herein). Our Automotive segment results are included in our results for the period March 1, 2008 through December 31, 2008.

Income Taxes

For fiscal 2009, we recorded an income tax benefit of $53 million on pre-tax income from continuing operations of $1.1 billion. For fiscal 2008, we recorded an income tax provision of $47 million on pre-tax loss from continuing operations of $3.1 billion. For fiscal 2007, we recorded an income tax provision of $9 million on pre-tax income from continuing operations of $489 million. Our effective income tax rate was (4.6)%, (1.5)% and 1.8% for the respective periods. The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in the valuation allowance and partnership income not subject to taxation, as such taxes are the responsibility of the partners.

Discontinued Operations

Gaming

On February 20, 2008, we consummated the sale of our subsidiary, ACEP, to an affiliate of Whitehall Street Real Estate Fund for $1.2 billion, realizing a gain of $472 million, after taxes. The sale of ACEP included the Stratosphere and three other Nevada gaming properties, which represented all of our remaining gaming operations.

In connection with the closing, we repaid all of ACEP’s outstanding 7.85% senior secured notes due 2012, that were tendered pursuant to ACEP’s previously announced tender offer and consent solicitation. In addition, ACEP repaid in full all amounts outstanding, and terminated all commitments, under its credit facility with Bear Stearns Corporate Lending Inc., as administrative agent, and the other lenders thereunder.

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

Home Fashion

WPI closed all of its retail stores based on a comprehensive evaluation of the stores’ long-term growth prospects and their on-going value to the business. On October 18, 2007, WPI entered into an agreement to sell the inventory at all of its retail stores and subsequently ceased operations of its retail stores. Accordingly, it has reported the retail outlet stores business as discontinued operations for all periods presented. As of December 31, 2009 and 2008, the accrued lease termination liability balance was $2 million and $3 million, respectively, which is included in liabilities of discontinued operations in our consolidated balance sheets.

Results of Discontinued Operations

The financial position and results of these operations are presented as other assets and accrued expenses and other liabilities in the consolidated balance sheets and income from discontinued operations in the consolidated statements of operations, respectively, for all periods when certain criteria have been met. For further discussion, see Note 4, “Discontinued Operations and Assets Held for Sale,” to the consolidated financial statements.

Total revenues for our discontinued operations for fiscal 2008 and fiscal 2007 were $61 million and $494 million, respectively, primarily relating to our former gaming segment. There were no revenues from our discontinued operations for fiscal 2009. Income from discontinued operations before income taxes and non-controlling interests (including gain on dispositions before taxes) for fiscal 2009, fiscal 2008, and fiscal 2007 was $1 million, $749 million, and $103 million, respectively. Results for fiscal 2008 included a gain on sale of discontinued operations of $472 million, net of income taxes of $260 million, recorded on the sale of ACEP. With respect to the taxes recorded on the sale of ACEP, $103 million was recorded as a deferred tax liability pursuant to a Code 1031 Exchange transaction completed during the third quarter of fiscal 2008. The gain on sales of discontinued operations for fiscal 2007 includes $12 million of gain on sales of real estate assets.

Liquidity and Capital Resources

Holding Company

As of December 31, 2009, our Holding Company had cash and cash equivalents of $593 million and total debt of approximately $1.9 billion. Through December 31, 2009, we have made direct investments aggregating $1.7 billion in the Private Funds for which no special profits interest allocations or incentive allocations are applicable. As of December 31, 2009, the total value of this investment is $1.7 billion, with unrealized gains of $328 million for fiscal 2009, unrealized losses of $274 million and $16 million for fiscal 2008 and fiscal 2007, respectively. These amounts are reflected in the Private Funds’ net assets and earnings. As discussed elsewhere in this report, on January 15, 2010, pursuant to an offering, we sold an aggregate gross amount of $2.0 billion in senior notes and simultaneously redeemed our 2012 Notes and 2013 Notes, thereby increasing our liquidity by an additional $625 million, after taking into effect the redemption of the 2012 Notes and 2013 Notes and the payment of certain fees and expenses related to the offering. Additionally, on January 15, 2010, in two separate transactions, we acquired controlling interests in (i) ARI by issuing 3,116,537 of our depositary units and (ii)Viskase by issuing 2,915,695 of our depositary units. As of December 31, 2009, based on certain minimum financial ratios, we and Icahn Enterprises Holdings could not incur additional indebtedness. See Note 12, “Debt,” to the consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.

Pursuant to certain rights offerings, our preferred units must be redeemed by March 31, 2010, referred to as the Redemption Date. Each preferred unit has a liquidation preference of $10.00 and entitles the holder to receive distributions, payable solely in additional preferred units, at the rate of $0.50 per preferred unit per annum (which is equal to a rate of 5% of the liquidation preference thereof). On December 30, 2009, the Audit Committee of the board of directors of Icahn Enterprises GP, our general partner, approved the redemption of the preferred units payable in our depositary units, which will be valued at the average price at which the depositary units are trading over the 20-day period immediately preceding the Redemption Date. As of December 31, 2009, there were 13,127,179 preferred units issued and outstanding. We will have sufficient authorized depositary units available for such redemption on the Redemption Date.

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

Consolidated Cash Flows

Operating Activities

Net cash provided by operating activities from continuing operations in fiscal 2009 was $266 million. Our Automotive segment provided $328 million due to net income before non-cash charges of $370 million (including depreciation and amortization of $349 million) and changes in operating assets and liabilities of $113 million, offset in part by restructuring payments of $94 million for fiscal 2009. Our Investment Management segment provided $101 million which was primarily due to net income of approximately $1.5 billion (including approximately $1.4 billion from net investment gains). Net cash used in investment transactions for fiscal 2009 was $515 million, partially offsetting the impact of changes in operating assets and liabilities of $588 million (mostly due to a decrease in cash held at consolidated affiliated partnerships and restricted cash). Our Holding Company used $133 million primarily to pay for interest on debt. Compared to fiscal 2008, our consolidated net cash provided by operating activities from continuing operations decreased $582 million primarily due to decreases in our Automotive, Metals and Investment Management segments. Reduced cash flows from our Investment Management segment were primarily due to decreases in the net cash proceeds from securities transactions. Weak market conditions in fiscal 2009 contributed to decreases in net cash from operating activities from our remaining operations.

Investing Activities

In fiscal 2009, we had consolidated net cash used in investing activities from continuing operations of $206 million primarily resulting from capital expenditures of $191 million, of which $176 million related to our Automotive segment. Purchases of investments at the Holding Company level were $34 million, of which $33 million related to the purchase of debt securities. Proceeds from other investing transactions were $19 million in fiscal 2009.

Financing Activities

Net cash used in financing activities in fiscal 2009 was $823 million. This was primarily due to capital distributions to non-controlling interests from our Investment Management segment of approximately $1.2 billion offset in part by approximately $0.3 billion of capital contributions by non-controlling interests. Additionally, we distributed $75 million to our depositary LP unitholders in fiscal 2009. In fiscal 2009, we received proceeds of $166 million from the sale of previously purchased debt of entities included in our consolidated financial statements.

Borrowings

Debt consists of the following (in millions of dollars):

	December 31,
	2009	2008
Senior unsecured variable rate convertible notes due 2013 — Icahn Enterprises	$556	$556
Senior unsecured 7.125% notes due 2013 — Icahn Enterprises	963	961
Senior unsecured 8.125% notes due 2012 — Icahn Enterprises	352	352
Exit Facilities — Federal-Mogul	2,672	2,495
Mortgages payable	114	123
Other	78	84
Total debt	$4,735	$4,571

See Note 12, “Debt,” to the consolidated financial statements for additional information concerning terms, restrictions and covenants of our debt. As of December 31, 2009 and 2008, we are in compliance with all debt covenants.

Contractual Commitments

The following table reflects, at December 31, 2009, our contractual cash obligations, subject to certain conditions, due over the indicated periods and when they come due (in millions of dollars):

	2010	2011	2012	2013	2014	Thereafter	Total
Debt obligations	$99	$65	$942	$1,018	$1,825	$943	$4,892
Interest payments	233	227	198	119	66	34	877
Letters of credit	96	—	—	—	—	—	96
Payments for settlement of liabilities subject to compromise	39	—	—	—	—	—	39
Pension and other postemployment benefit plans	150	148	182	157	147	*	784
Lease obligations	47	37	30	25	24	39	202
Total	$664	$477	$1,352	$1,319	$2,062	$1,016	$6,890

*	Funding requirements beyond 2014 are not available.

As described above, on January 15, 2010 we sold $850,000,000 of the 2016 Notes and $1,150,000,000 of the 2018 Notes. A portion of the gross proceeds from the sale of the New Notes were used to purchase all of the $353 million principal amount of our 2012 Notes and $967 million principal amount of our 2013 Notes. The table above includes our obligations as of December 31, 2009 and thus reflects our 2012 Notes and 2013 Notes as due in the years in which they were originally due.

Certain of PSC Metals’ and Federal-Mogul’s facilities are environmentally impaired. PSC Metals and Federal-Mogul have estimated their liability to remediate these sites to be $27 million and $22 million, respectively, at December 31, 2009. Additionally, Federal-Mogul has identified sites with contractual obligations and sites that are closed or expected to be closed and sold in connection with its restructuring activities and has accrued $30 million as of December 31, 2009, primarily related to removing hazardous materials in buildings. For further discussion regarding these commitments, see Note 20, “Commitments and Contingencies,” to the consolidated financial statements.

As discussed in Note 6, “Investments and Related Matters,” to the consolidated financial statements, we have contractual liabilities of $2 billion related to securities sold, not yet purchased as of December 31, 2009. This amount has not been included in the table above as their maturity is not subject to a contract and cannot be properly estimated.

Off-Balance Sheet Arrangements

We have off-balance sheet risk related to investment activities associated with certain financial instruments, including futures, options, credit default swaps and securities sold, not yet purchased. For additional information regarding these arrangements, refer to Note 8, “Financial Instruments,” to our consolidated financial statements.

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

The investment strategy utilized by the Investment Management segment is generally not heavily reliant on leverage. As of December 31, 2009, the ratio of the notional exposure of the Private Funds’ invested capital to net asset value of the Private Funds was approximately 1.12 to 1.00 on the long side and 0.49 to 1.00 on the short side. The notional principal amount of an investment instrument is the reference amount that is used to calculate profit or loss on that instrument. The Private Funds historically have had, which we anticipate to continue, access to significant amounts of cash from prime brokers, subject to customary terms and market conditions.

Investment related cash flows in the consolidated Private Funds are classified within operating activities in our consolidated statements of cash flows. Therefore, there are no cash flows attributable to investing activities presented in the consolidated statements of cash flows.

Cash inflows from and distributions to investors in the Private Funds are classified within financing activities in our consolidated statements of cash flows. These amounts are reported as contributions from and distributions to non-controlling interests in consolidated affiliated partnerships. Net cash used in financing activities was $94 million for fiscal 2009 due to approximately $1.2 billion in capital distributions, offset in part by capital contributions of approximately $1.1 billion (of which $750 million represents our additional investment in the Private Funds and $25 million represents a general partner interest and capital contributions by non-controlling interests of $287 million for fiscal 2009.) Our additional contributions of $775 million in the Private Funds have been eliminated in consolidation.

Automotive

Cash flow provided by operating activities was $328 million for fiscal 2009 compared to cash provided from operating activities of $483 million for the period March 1, 2008 through December 31, 2008. The decrease in cash flows provided by operating activities in fiscal 2009 compared to the period March 1, 2008 through December 31, 2008 is primarily due to higher net restructuring payments and decreased working capital in fiscal 2009 as compared to the period March 1, 2008 through December 31, 2008.

Cash flow used in investing activities was $166 million for fiscal 2009, compared to cash used in investing activities of $258 million for the period March 1, 2008 through December 31, 2008. This decrease is due to reductions in capital spending in fiscal 2009 compared to the period March 1, 2008 through December 31, 2008.

Cash flow used in financing activities was $35 million for fiscal 2009, compared to cash used in financing activities of $86 million for the period March 1, 2008 through December 31, 2008, which included repayments on Federal-Mogul’s Exit Facilities and other borrowings. The change in financing activities in fiscal 2009 as compared to the period March 1, 2008 through December 31, 2008 was due to lower repayments of borrowing in fiscal 2009 compared to the period March 1, 2008 through December 31, 2008.

In connection with the consummation of the Fourth Amended Joint Plan of Reorganization (As Modified), or the Plan, on December 27, 2007, referred to herein as the Effective Date, Federal-Mogul entered into a Term Loan and Revolving Credit Agreement, (referred to herein as the Exit Facilities). The Exit Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. Federal-Mogul borrowed $878 million under the term loan facility on the Effective Date and the remaining $2,082 million of term loans were drawn on January 3, 2008 for the purpose of refinancing obligations under the Tranche A Term Loan Agreement (referred to herein as the Tranche A Facility Agreement). As of December 31, 2009, there was $470 million of borrowing availability under the revolving credit facility.

Federal-Mogul’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives and the availability of financing. Federal-Mogul’s management believes that cash on hand, cash flow from operations and available borrowings under the Exit Facilities will be sufficient to fund capital expenditures and meet its operating obligations through the end of fiscal 2010. Federal-Mogul believes that its base operating potential, supplemented by the benefits from its announced restructuring programs, will provide adequate long-term cash flows. However, there can be no assurance that such initiatives are achievable in this regard.

Federal-Mogul maintains investments in 14 non-consolidated affiliates, which are located in China, Germany, Italy, Japan, Korea, Turkey, the United Kingdom and the United States. Federal-Mogul’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investment in these affiliates approximated $238 million and $221 million at December 31, 2009 and 2008, respectively.

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

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of December 31, 2009, the total amount of the contingent guarantee, were all triggering events to occur, approximated $60 million. Federal-Mogul believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.

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

Federal-Mogul’s subsidiaries in Brazil, France, Germany, Italy, Japan and Spain are each a party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $217 million and $222 million as of December 31, 2009 and 2008, respectively. Of those gross amounts, $190 million and $209 million, respectively, were factored without recourse and treated as sales. Under the terms of these factoring arrangements, Federal-Mogul is not obligated to draw cash immediately upon the factoring of accounts receivable. Federal-Mogul had outstanding factored amounts of $4 million and $8 million as of December 31, 2009 and 2008, respectively, for which cash had not yet been drawn.

Subsequent Event

Federal-Mogul has operated an aftermarket distribution center in Venezuela for several years, supplying imported replacement automotive parts to the local independent aftermarket. Since 2005, two exchange rates have existed in Venezuela: the official rate, which has been frozen since 2005 at 2.15 bolivars per U.S. dollar; and the parallel rate, which floats at a rate much higher than the official rate. Given the existence of the two rates in Venezuela, Federal-Mogul is required to assess which of these rates is the most appropriate for converting the results of its Venezuelan operations into U.S. dollars at December 31, 2009. Federal-Mogul has no positive intent to repatriate cash at the parallel rate and has demonstrated the ability to repatriate cash at the official rate in early January 2010; thus, the official rate was deemed appropriate for the purposes of conversion into U.S. dollars.

Near the end of 2009, the three year cumulative inflation rate for Venezuela was above 100%, which requires the Venezuelan operation to report its results as though the U.S. dollar is its functional currency in accordance with applicable U.S. GAAP, commencing January 1, 2010 (“inflationary accounting”). The impact of this transition to a U.S. dollar functional currency is that any change in the U.S. dollar value of bolivar denominated monetary assets and liabilities must be recognized directly in earnings.

At December 31, 2009, the summarized balance sheet of the Federal-Mogul’s Venezuelan operations is as follows (all balances are in U.S. dollars, converted at the official exchange rate of 2.15 bolivar per U.S. dollar):

Cash and cash equivalents	$76
Other monetary assets, net	5
Net monetary assets	81
Non-monetary assets, net	5
Total	$86

In early January 2010, prior to the bolivar devaluation, Federal-Mogul repatriated $14 million at the official rate of 2.15 bolivars to U.S. dollar. On January 8, 2010, subsequent to this cash repatriation, the official exchange rate was set by the Venezuelan government at 4.3 bolivars per U.S. dollar, except for certain “strategic industries” that are permitted to buy U.S. dollars at the rate of 2.6 bolivars per U.S. dollar. Subsequent to this devaluation, Federal-Mogul has repatriated $11 million at this “strategic” rate.

Federal-Mogul estimates that the immediate impact of inflationary accounting for its Venezuelan operations in fiscal 2010 is a loss ranging between $13 million and $30 million, largely dependent on its expected ability to continue to repatriate cash at the “strategic” rate of 2.6 bolivars per U.S. dollar versus the official rate of 4.3.

Metals

The primary source of cash from our Metals segment is from the operation of its processing facilities.

As of December 31, 2009, our Metals segment had cash and cash equivalents of $13 million. During fiscal 2009, net cash used in operating activities was $27 million, resulting primarily from $30 million attributable to net loss, offset in part by $26 million in non-cash items. In addition, working capital increased by $11 million, primarily consisting of a $18 million decrease in accounts payable and accrued liabilities, partly offset by a decrease in inventory of $5 million and a decrease of $2 million in accounts receivable. This compares to net cash generated from operating activities of $115 million in fiscal 2008, resulting primarily from earnings before non-cash charges of $87 million and $28 million from changes in working capital.

Net cash used in investing activities for fiscal 2009 was $11 million and was primarily due to capital expenditures. This compares to net cash used in investing activities of $39 million for fiscal 2008, primarily attributable to capital expenditures and acquisitions totaling $44 million, offset by $6 million in proceeds from sale of assets. Due to the current economic environment, PSC Metals expects to manage its capital expenditures at maintenance level during the next 12 months.

Net cash used in financing activities for fiscal 2009 was $1 million. This compares to net cash used in financing activities of $40 million in fiscal 2008 consisting of $30 million in dividends to its shareholders and $10 million of net repayments of intercompany borrowings from Icahn Enterprises.

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

At December 31, 2009, our Real Estate segment had cash and cash equivalents of $137 million.

For fiscal 2009, cash provided by operating activities from continuing operations was $42 million resulting primarily from income from continuing operations of $11 million, non-cash charges of $27 million and a decrease in property development inventory of $5 million and changes in operating assets and liabilities of $3 million. This compares to cash provided by operating activities from continuing operations of $43 million, primarily consisting of earnings before non-cash charges of $32 million and a decrease in property development inventory of $9 million in fiscal 2008.

Cash provided by investing activities from continuing operations was $2 million for fiscal 2009 and was due to proceeds of $3 million from the sale of net lease property, offset by $1 million in capital expenditures. This compares with cash used in investing activities of $455 million in fiscal 2008 and was primarily from capital expenditures to acquire two net leased properties. Included in investing activities during fiscal 2008, three rental properties were sold resulting in gross proceeds of $12 million.

Cash used in financing activities for fiscal 2009 was $70 million due to a $60 million intercompany distribution to the Holding Company (which has been eliminated in consolidation) and $10 million for payments of mortgage debt. This compares with cash provided by financing activities of $407 million for fiscal 2008 and was primarily from a $465 million contribution from Icahn Enterprises to acquire two net leased properties pursuant to a Code Section 1031 exchange utilizing a portion of the gross proceeds from the sale of our Gaming segment, offset by $77 million of intercompany payments to Icahn Enterprises. Additionally, there were proceeds from a mortgage refinancing of $44 million during fiscal 2008 which were offset in part by mortgage payments of $25 million.

We currently anticipate operating cash flows to be positive from our Real Estate operations in fiscal 2010. In fiscal 2010, property development construction expenditures needed to complete specified units currently under construction are expected to be approximately $2 million, which we will fund from unit sales and, if proceeds are insufficient, from available cash reserves.

Home Fashion

At December 31, 2009, WPI had $81 million of cash and cash equivalents. There were no borrowings under the WestPoint Home revolving credit agreement as of December 31, 2009, but there were outstanding letters of credit of $11 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of $46 million at December 31, 2009.

For fiscal 2009, our Home Fashion segment had a negative operating cash flow from continuing operations of $53 million. Negative operating cash flow for fiscal 2009 resulted primarily from loss from continuing operations (before non-cash charges and gain on sale of assets) of $30 million and payments for restructuring expenses of $19 million. This compares with negative cash flow in fiscal 2008 from continuing operations of $4 million. Negative operating cash flow for fiscal 2008 resulted primarily from the loss from continuing operations (before non-cash charges and gain on sale of assets) of $70 million partially offset by decreases in working capital of $67 million. WPI anticipates that its operating losses and restructuring charges will continue to be incurred in fiscal 2010.

In fiscal 2009, cash provided by investment activities of $3 million resulted primarily from proceeds from the sale of fixed assets of $5 million offset by capital expenditures, as compared to cash provided by investment activities in fiscal 2008 of $16 million that resulted primarily from proceeds of $28 million offset by capital expenditures. Capital expenditures by WPI were $2 million for fiscal 2009 compared to $12 million for fiscal 2008. Capital expenditures for fiscal 2010 are expected to total $1 million.

For fiscal 2009, cash used in financing activities was zero as compared to cash used in financing activities in fiscal 2008 of $10 million which was for the repayment of debt in full.

Through a combination of its existing cash on hand and its borrowing availability under the WestPoint Home senior secured revolving credit facility (together, an aggregate of $127 million), WPI believes that it has adequate capital resources and liquidity to meet its anticipated requirements to continue its operational restructuring initiatives and for working capital and capital spending through the next 12 months. In its analysis with respect to the sufficiency of adequate capital resources and liquidity, WPI has considered that its retail customers may continue to face either negative or flat comparable store sales for home textile products during fiscal 2010. However, depending upon the levels of additional acquisitions and joint venture investment activity, if any, additional financing, if needed, may not be available to WPI or, if available, may not be on terms favorable to WPI. WPI’s estimates of its anticipated liquidity needs may not be accurate and new business opportunities or other unforeseen events could occur, resulting in the need to raise additional funds from outside sources.

Distributions

Depositary Units

During fiscal 2009, we paid quarterly distributions of $0.25 per LP unit ($1.00 per LP unit in the aggregate), aggregating $75 million, to depositary unitholders.

On February 26, 2010, the board of directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the first quarter of fiscal 2010. The distribution will be paid on March 30, 2010 to depositary unitholders of record at the close of business on March 15, 2010. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

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

On December 30, 2009, the Audit Committee of the board of directors of Icahn Enterprises GP, our general partner, approved the redemption of the preferred units to be paid out in our depositary units, which will be valued at the average price at which the depositary units are trading over the 20-day period immediately preceding the Redemption Date.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Among others, estimates are used when accounting for valuation of investments and pension expense. Estimates used in determining fair value measurements include, but are not limited to, expected future cash flow assumptions, market rate assumptions for contractual obligations, actuarial assumptions for benefit plans, settlement plans for litigation and contingencies, and appropriate discount rates. Estimates and assumptions are evaluated on an ongoing basis and are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates.

We believe the following accounting policies are critical to our business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Consolidation

The consolidated financial statements include the accounts of (i) Icahn Enterprises, (ii) the wholly and majority owned subsidiaries of Icahn Enterprises in which control can be exercised and (iii) entities in which we have a controlling interest as a general partner interest or in which we are the primary beneficiary of a variable interest entity. In evaluating whether we have a controlling financial interest in entities in which we would consolidate, we consider the following: (1) for voting interest entities, we consolidate those entities in which we own a majority of the voting interests; (2) for variable interest entities, or VIEs, we consolidate those entities in which we are considered the primary beneficiary because we absorb the majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both; and (3) for limited partnership entities, we consolidate those entities if we are the general partner of such entities and for which no substantive kick-out rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.

Our consolidated financial statements also include the consolidated financial statements of Icahn Capital and the General Partners (and, for the periods prior to January 1, 2008, New Icahn Management and Icahn Management LP) and certain consolidated Private Funds during the periods presented. The Investment Management segment consolidate those entities in which (i) they have an investment of more than 50% and have control over significant operating, financial and investing decisions of the entity, (ii) they are the general partner in certain limited partnership entities for which no substantive kick-out rights exist or (iii) they are the primary beneficiary of a VIE. With respect to the consolidated Private Funds, the limited partners and shareholders have no substantive rights to impact ongoing governance and operating activities.

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

Prior to January 1, 2008, such amounts typically included an annual management fee of 2.5% of the net asset value before a performance-based incentive allocation of 25% of capital appreciation (both realized and unrealized) earned by the Private Funds subject to a “high watermark” (whereby the General Partners did not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods were recovered). Such amounts have been (and may in the future be) modified or waived in certain circumstances. The General Partners (and New Icahn Management prior to January 1, 2008) and their affiliates may also earn income through their investments in the Private Funds. Effective January 1, 2008, the management fees were eliminated and the General Partners are eligible to receive special profits interest allocations as discussed below.

Effective January 1, 2008, the Investment Fund LPAs provide that the applicable General Partner is eligible to receive a special profits interest allocation at the end of each calendar year from each capital account maintained at the Investment Fund that is attributable to, (i) in the case of the Onshore Fund, each limited partner in the Onshore Fund and, (ii) in the case of the Feeder Funds, each investor in the Feeder Funds (excluding certain investors that were not charged management fees including affiliates of Mr. Icahn) (in each case, referred to as an Investor). This allocation is generally equal to 0.625% (prior to July 1, 2009) of the balance in each fee-paying capital account as of the beginning of each quarter (for each Investor, referred to as the Target Special Profits Interest Amount) except that amounts are allocated to the General Partners in respect of special profits interest allocations only to the extent net increases (i.e., net profits) are allocated to an Investor for the fiscal year. Accordingly, any special profits interest allocations allocated to the General Partners in respect of an Investor in any year cannot exceed the net profits allocated to such Investor in such year. Effective July 1, 2009, certain limited partnership agreements and offering memoranda of the Private Funds (referred to as the Fund Documents) were revised to provide Investors with various new options for investments in the Private Funds (each referred to herein as an Option), as discussed further below.

Effective July 1, 2009, certain Fund Documents were revised primarily to provide existing Investors various new Options for investments in the Private Funds. Each Option has certain eligibility criteria for Investors and existing Investors were permitted to roll over their investments made in the Private Funds prior to July 1, 2009 into one or more of the new Options. For fee-paying investments, the special profits interest allocations will range from 1.5% to 2.25% per annum and the incentive allocations will range from 15% (in some cases subject to a preferred return) to 22% per annum. The new Options also have different withdrawal terms, with certain Options being permitted to withdraw capital every six months (subject to certain limitations on aggregate withdrawals) and other Options being subject to three-year rolling lock-up periods, provided that early withdrawals are permitted at certain times with the payment to the Private Funds of a fee. The economic and withdrawal terms of the Pre-Election Investments remain the same, which include a special profits interest allocation of 2.5% per annum, an incentive allocation of 25% per annum and a three-year lock-up period (or sooner, subject to the payment of an early withdrawal fee). Certain of the Options will preserve each Investor’s existing high watermark with respect to its rolled over Pre-Election Investments and one of the Options establishes a hypothetical high watermark for new capital invested before December 31, 2010 by persons that were Investors prior to July 1, 2009. Effective with permitted withdrawals on December 31, 2009, if an Investor did not roll over a Pre-Election Investment into another Option when it was first eligible to do so without the payment of a withdrawal fee, the Private Funds required such Investor to withdraw such Pre-Election Investment.

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

The General Partners’ special profits interest allocations and incentive allocations earned from the Private Funds are accrued on a quarterly basis and are allocated to the General Partners at the end of Private Funds’ fiscal year (or sooner on redemptions). Such accruals may be reversed as a result of subsequent investment performance prior to the conclusion of the Private Funds’ fiscal year.

Compensation Arrangements

The Investment Management segment has entered into agreements with certain of its employees whereby these employees have been granted rights to participate in a portion of the special profits interest allocations (in certain cases, whether or not such special profits interest is earned by the General Partners) (and, prior to January 1, 2008, management fees) and incentive allocations earned by the Investment Management segment, typically net of certain expenses and generally subject to various vesting provisions. These amounts remain invested in the Private Funds and generally earn the rate of return of these funds, before the effects of any levied special profits interest allocations or incentive allocations, which are waived on such deferred amounts. Accordingly, these rights are accounted for as liabilities and remeasured at fair value for each reporting period until settlement.

The fair value of amounts deferred under these rights is determined at the end of each reporting period based, in part, on the (i) fair value of the underlying fee-paying net assets of the Private Funds, upon which the respective management fees are based and (ii) performance of the funds in which the deferred amounts remain invested. The carrying value of such amounts represents the allocable management fees initially deferred and the appreciation or depreciation on any reinvested deferrals. These amounts approximate fair value because the appreciation or depreciation on the deferrals is based on the fair value of the Private Funds’ investments, which are marked-to-market through earnings on a monthly basis.

Federal-Mogul estimates fair value for shared-based payments in accordance with applicable U.S. GAAP which requires its management to make assumptions regarding expected volatility of the underlying shares, the risk-free rate over the life of the share-based payment, and the date on which share-based payments will be settled. Any differences in actual results from management’s estimates could result in fair values different from estimated fair values, which could materially impact our Automotive segment’s future results of operations and financial condition.

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

Long-Lived Assets

Long-lived assets held and used by our various operating segments and long-lived assets to be disposed of are reviewed for impairment whenever events or changes in circumstances, such as vacancies and rejected leases and reduced production capacity, indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset an impairment loss is recognized.

Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Definite-lived assets held by our various segments are periodically reviewed for impairment indicators. If impairment indicators exist, we perform the required analysis and record an impairment charge as required by applicable U.S. GAAP.

Indefinite-lived intangible assets, such as goodwill and trademarks, held by our various segments are reviewed for impairment annually, or more frequently if impairment indicators exist. The impairment analysis compares the estimated fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over estimated fair value. The estimated fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. As of December 31, 2009, our goodwill balance of $1,073 million pertains solely to our Automotive segment. Our Automotive segment’s goodwill balance passed “Step 1” of the annual goodwill impairment analysis, with fair values in excess of carrying values of at least 15%.

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

Use of Estimates in Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. The more significant estimates include: (1) the valuation allowances of accounts receivable and inventory; (2) the valuation of goodwill, indefinite-lived intangible assets and long-lived assets; (3) deferred tax assets; (4) environmental liabilities; (5) fair value of derivatives; and (6) pension liabilities. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

Pension Plans and Other Postretirement Benefit Plans

Federal-Mogul sponsors several defined benefit pension plans, or Pension Benefits, and health care and life insurance benefits, or Other Benefits, for certain employees and retirees around the world. As prescribed by applicable U.S. GAAP, Federal-Mogul uses appropriate actuarial methods and assumptions in accounting for its defined benefit pension plans, non-pension postemployment benefits, and disability, early retirement and other postemployment benefits.

Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods. Therefore, assumptions used to calculate benefit obligations as of the end of a fiscal year directly impact the expense to be recognized in future periods. The primary assumptions affecting Federal-Mogul’s accounting for employee benefits as of December 31, 2009 are as follows:

•	Long-Term Rate of Return on Plan Assets: The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. Federal Mogul uses long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources to develop an assumption of the expected long-term rate of return on plan assets. The expected long-term rate of return used to calculate net periodic pension cost is 8.5% for U.S. plans and 5.79% for non-U.S. plans.
•	Discount Rate: The discount rate is used to calculate future pension and postemployment obligations. Discount rate assumptions used to account for pension and non-pension postemployment benefit plans reflect the rates available on high-quality, fixed-income debt instruments on December 31 of each year. In determining its pension and other benefit obligations, Federal-Mogul uses weighted average discount rates of 5.75% for U.S. plans and 5.13% for non-U.S. plans.
•	Health Care Cost Trend: For postretirement health care plan accounting, Federal-Mogul reviews external data and its specific historical trends for health care costs to determine the health care cost trend rate. The assumed health care cost trend rate used to measure next year’s postemployment health care benefits is 7.1% declining to an ultimate trend rate of 5.0% in 2014. The assumed drug cost trend rate used to measure next year’s postemployment health care benefits is 8.5% declining to an ultimate trend rate of 5.0% in 2014.

The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations, or PBO, associated expense and other comprehensive loss, or OCL. The changes in these assumptions have no impact on Federal-Mogul’s 2010 funding requirements.

	Pension Benefits
	United States Plans			Non-U.S. Plans			Other Benefits
	Change in 2010 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2010 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2010 Expense	Change in PBO
	(Millions of Dollars)
25 bp decrease in discount rate	$2	$26	$(26)	$—	$9	$(9)	$—	$11
25 bp increase in discount rate	(2)	(26)	26	—	(9)	9	—	(10)
25 bp decrease in return on assets rate	2	—	—	—	—	—	—	—
25 bp increase in return on assets rate	(2)	—	—	—	—	—	—	—

The assumed health care trend rate has a significant impact on the amounts reported for non-pension plans. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost	APBO
	(Millions of Dollars)
100 bp increase in health care trend rate	$2	$24
100 bp decrease in health care trend rate	(2)	(22)

Conditional Asset Retirement Obligations

Federal-Mogul has accrued conditional asset retirement obligations, or CARO, in accordance with applicable U.S. GAAP. Federal-Mogul’s primary CARO activities relate to the removal of hazardous building materials at its facilities. Federal-Mogul records a CARO when the amount can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal Mogul has accrued $30 million and $27 million as of December 31, 2009 and 2008, respectively, for CARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of CARO.

In determining whether the estimated fair value of CARO can reasonably be estimated, Federal-Mogul must determine if the obligation can be assessed in relation to the acquisition price of the related asset or if an active market exists to transfer the obligation. If the obligation cannot be assessed in connection with an acquisition price and if no market exists for the transfer of the obligation, Federal-Mogul must determine if it has sufficient information upon which to estimate the obligation using expected present value techniques. This determination requires Federal-Mogul to estimate the range of settlement dates and the potential methods of settlement, and then to assign the probabilities to the various potential settlement dates and methods.

In cases other than those included in the $30 million, where probability assessments could not reasonably be made, Federal-Mogul cannot record and has not recorded a liability for the affected CARO. If new information were to become available whereby Federal-Mogul could make reasonable probability assessments for these CARO, the amount accrued for CARO could change significantly, which could materially impact Federal-Mogul’s statement of operations and/or financial position and adversely impact our Automotive segment’s operations. Settlements of CARO in the near-future at amounts other than Federal-Mogul’s best estimates as of December 31, 2009 also could materially impact our Automotive segment’s future results of operations and financial condition.

Income Taxes

Except as described below, no provision has been made for federal, state, local or foreign income taxes on the results of operations generated by partnership activities as such taxes are the responsibility of the partners. Our corporate subsidiaries account for their income taxes under the asset and liability method.

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

Federal-Mogul did not record taxes on its undistributed earnings of $617 million at December 31, 2009, since these earnings are considered by Federal-Mogul to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, Federal-Mogul may be subject to U.S. income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is still needed. In fiscal 2009, fiscal 2008 and fiscal 2007, we concluded, based on the projections of taxable income, that certain of our corporate subsidiaries more likely than not will realize a partial benefit from their deferred tax assets and loss carry forwards. Ultimate realization of the deferred tax assets is dependent upon, among other factors, our corporate subsidiaries’ ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

Recently Issued Accounting Standards Updates

In December 2009, the FASB issued amended standards for determining whether to consolidate a VIE. This new standard affects all entities currently within the scope of the Consolidation Topic of FASB ASC, as well as qualifying special-purpose entities that are currently excluded from the scope of the Consolidation Topic of the FASB. This new standard amends the evaluation criteria to identify the primary beneficiary of the VIE and requires ongoing reassessment of whether an enterprise is the primary beneficiary of such VIEs. This new standard is effective as of the beginning of the first fiscal year beginning after November 15, 2009. The adoption of this new standard will not have a material impact on our financial condition, results of operations and cash flows.

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

We have in the past and may in the future make forward-looking statements. Certain of the statements contained in this document involve risks and uncertainties. Our future results could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this document. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Also, please see Item 1A., “Risk Factors,” of this Annual Report on Form 10-K.

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

Market Risk

The Private Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of December 31, 2009, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased, and derivatives would decrease by $509 million, $203 million and $142 million, respectively. However, as of December 31, 2009, we estimate that the impact to our share of the net gain or loss from investment activities reported on our consolidated statement of operations would be significantly less than the change in fair value since we have an investment of approximately 33.8% in these Private Funds, and the non-controlling interests in income would correspondingly offset approximately 66.2% of the change in fair value.

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

As currency exchange rates change, translation of the statements of operations of Federal-Mogul’s international businesses into U.S. dollars affects year-over-year comparability of operating results. Federal-Mogul does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity (deficit) for its foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. Federal-Mogul’s other comprehensive income (loss) increased by $68 million in fiscal 2009 and decreased by $303 million for the period March 1, 2008 through December 31, 2008 due to cumulative translation adjustments resulting primarily from changes in the U.S. dollar to the euro and British pound.

As of December 31, 2009 and 2008, Federal-Mogul’s net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $807 million and $734 million, respectively. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $81 million and $73 million, respectively. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

Federal-Mogul generally tries to utilize natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. Federal-Mogul had notional values of $10 million and $5 million of foreign currency hedge contracts outstanding at December 31, 2009 and 2008, respectively, which were designated as hedging instruments for accounting purposes. Unrealized net gains of $1 million were recorded in “Accumulated other comprehensive loss” as of December 31, 2008. No amounts were recorded in “Accumulated other comprehensive loss” as of December 31, 2009.

Interest Rate Risk

In connection with the consummation of the Plan, on the Effective Date, Federal-Mogul entered into the Exit Facilities. The Exit Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. Federal-Mogul borrowed $878 million under the term loan facility on the Effective Date and the remaining $2,082 million of term loans were drawn on January 3, 2008. As of the Effective Date, existing letters of credit under the debtor-in-possession credit agreement in the approximate amount of $34 million, and existing letters of credit issued under the prepetition credit facility in the approximate amount of $39 million, were rolled over as letters of credit under the Exit Facilities.

The obligations under the revolving credit facility mature December 27, 2013 and bear interest rates that adjust in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00%. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. The tranche C term loans are subject to a pre-payment premium, should Federal-Mogul choose to prepay the loans prior to December 27, 2011. All Exit Facilities term loans shall bear interest at LIBOR plus 1.9375% or at the ABR plus 0.9375% at Federal-Mogul’s election. To the extent that interest rates change by 25 basis points, Federal-Mogul’s annual interest expense would show a corresponding change of approximately $4 million.

Federal-Mogul, during fiscal 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate loans under the Exit Facilities. Through these swap agreements, Federal-Mogul has fixed its interest rate at an average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of December 31, 2009 and 2008, unrealized net losses of $50 million and $67 million, respectively, were recorded in “Accumulated other comprehensive loss” as a result of these hedges. As of December 31, 2009, losses of $34 million are expected to be reclassified from “Accumulated other comprehensive loss” to the consolidated statement of operations within the next 12 months. No hedge ineffectiveness was recognized for the fiscal years ended December 31, 2009 and 2008.

These interest rate swaps reduce Federal-Mogul’s overall interest rate risk. However, due to the remaining outstanding borrowings on its Exit Facilities and other borrowing facilities that continue to have variable interest rates, management believes that interest rate risk to Federal-Mogul could be material if there are significant adverse changes in interest rates.

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

Federal-Mogul had 140 and 364 commodity price hedge contracts outstanding with combined notional values of $28 million and $91 million at December 31, 2009 and 2008, respectively, of which substantially all mature within one year. Of these outstanding contracts, 112 and 346 commodity price hedge contracts with combined notional values of $26 million and $83 million at December 31, 2009 and 2008, respectively, were designated as hedging instruments for accounting purposes. Unrealized net gains of $5 million and unrealized net losses of $33 million were recorded in “Accumulated other comprehensive loss” as of December, 31, 2009 and 2008, respectively. Unrealized net gains of $3 million were recognized in “Other income, net” for the fiscal year ended December 31, 2009, associated with ineffectiveness on contracts designated as accounting hedges.

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

We have predominately long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. At December 31, 2009, the impact of a 100 basis point increase or decrease in interest rates on fixed rate debt would be immaterial.

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

Based on sensitivity analysis for our equity price risks as of December 31, 2009 the effects of a hypothetical 10% increase or decrease in market prices as of those dates would result in a gain or loss that would be approximately $1 million. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of equity markets.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises L.P.

We have audited the accompanying consolidated balance sheets of Icahn Enterprises L.P. and Subsidiaries (the “Partnership”) (a Delaware limited partnership) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Federal-Mogul Corporation, a subsidiary, which statements reflect total assets of $7.1 and $7.2 billion as of December 31, 2009 and 2008, respectively, and total revenues of $5.4 billion for the year ended December 31, 2009 and $5.7 billion for the period from March 1, 2008 (date of consolidation) through December 31, 2008, of the related consolidated totals. Those statements were audited by other auditors, whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for Federal-Mogul Corporation, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Icahn Enterprises L.P. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Icahn Enterprises L.P. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report thereon dated March 3, 2010, expressed an unqualified opinion.

/s/ Grant Thornton LLP

New York, New York
March 3, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Federal-Mogul Corporation

We have audited the consolidated balance sheets of Federal-Mogul Corporation (the Company) as of December 31, 2009 and 2008 (Successor), and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2009 and 2008 (Successor), and 2007 (Predecessor) (not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Corporation at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, on November 8, 2007, the U.S. Bankruptcy Court entered an order confirming the Plan of Reorganization, which became effective on December 27, 2007. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, (formally AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code), for the Successor as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods as described in Note 3.

As discussed in Note 1 to the consolidated financial statements, in 2009 the Successor changed its method of accounting for and presentation of consolidated net income (loss) attributable to the parent and non-controlling interest.

As discussed in Note 15 to the consolidated financial statements, in 2007 the Predecessor changed its method of accounting for tax uncertainties.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 23, 2010

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	December 31,
	2009	2008
	(In Millions, Except Unit Amounts)
ASSETS
Cash and cash equivalents	$1,870	$2,612
Cash held at consolidated affiliated partnerships and restricted cash	3,334	3,947
Investments	5,360	4,515
Accounts receivable, net	1,079	1,057
Due from brokers	56	54
Inventories, net	999	1,093
Property, plant and equipment, net	2,654	2,878
Goodwill	1,073	1,086
Intangible assets, net	991	943
Other assets	514	630
Total Assets	$17,930	$18,815
LIABILITIES AND EQUITY
Accounts payable	$586	$679
Accrued expenses and other liabilities	1,928	2,805
Securities sold, not yet purchased, at fair value	2,035	2,273
Due to brokers	376	713
Postemployment benefit liability	1,359	1,302
Debt	4,735	4,571
Preferred limited partner units	136	130
Total liabilities	11,155	12,473
Commitments and contingencies (Note 20)
Equity:
Limited partners:
Depositary units: 92,400,000 authorized; issued 75,912,797 at December 31, 2009 and 2008; outstanding 74,775,597 at December 31, 2009 and 2008	2,828	2,582
General partner	(168)	(172)
Treasury units at cost	(12)	(12)
Equity attributable to Icahn Enterprises	2,648	2,398
Equity attributable to non-controlling interests	4,127	3,944
Total equity	6,775	6,342
Total Liabilities and Equity	$17,930	$18,815

See accompanying notes to the consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009, 2008 and 2007

	Year Ended December 31,
	2009	2008	2007
	(In Millions, Except Per Unit Amounts)
Revenues:
Net sales	$6,126	$7,389	$1,608
Net gain (loss) from investment activities	1,382	(2,923)	439
Interest and dividend income	237	323	372
Gain on extinguishment of debt	—	146	—
Other income, net	120	92	72
	7,865	5,027	2,491
Expenses:
Cost of goods sold	5,295	6,258	1,505
Selling, general and administrative	1,056	965	294
Restructuring	51	157	19
Impairment	40	450	34
Interest expense	282	323	150
	6,724	8,153	2,002
Income (loss) from continuing operations before income tax benefit (expense)	1,141	(3,126)	489
Income tax benefit (expense)	53	(47)	(9)
Income (loss) from continuing operations	1,194	(3,173)	480
Income from discontinued operations	1	485	84
Net income (loss)	1,195	(2,688)	564
Less: net (income) loss attributable to non-controlling interests	(961)	2,645	(256)
Net income (loss) attributable to Icahn Enterprises	$234	$(43)	$308
Net income (loss) attributable to Icahn Enterprises from:
Continuing operations	$233	$(528)	$219
Discontinued operations	1	485	89
	$234	$(43)	$308
Net income (loss) attributable to Icahn Enterprises allocable to:
Limited partners	$229	$(57)	$103
General partner	5	14	205
	$234	$(43)	$308
Basic income (loss) per LP unit:
Income (loss) from continuing operations	$3.04	$(7.84)	$0.24
Income from discontinued operations	0.01	7.04	1.34
	$3.05	$(0.80)	$1.58
Basic weighted average LP units outstanding	75	71	65
Diluted income (loss) per LP unit:
Income (loss) from continuing operations	$2.96	$(7.84)	$0.24
Income from discontinued operations	0.01	7.04	1.34
	$2.97	$(0.80)	$1.58
Dilutive weighted average LP units outstanding	79	71	65
Cash distributions declared per LP unit	$1.00	$1.00	$0.55

See accompanying notes to the consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES
IN EQUITY AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2009, 2008 and 2007
(In Millions)

	Equity Attributable to Icahn Enterprises
	General Partner’s Equity (Deficit)	Limited Partners’ Equity	Held in Treasury		Total Partners’ Equity	Non- Controlling Interests	Total Equity
			Amount	Units
Balance, December 31, 2006	$596	$2,248	$(12)	1	$2,832	$3,921	$6,753
Cumulative effect of adjustment from adoption of fair value option	(1)	(41)	—	—	(42)	—	(42)
Comprehensive income:
Net income	205	103	—	—	308	256	564
Net unrealized losses on available-for-sale securities	—	(24)	—	—	(24)	—	(24)
Other comprehensive income	5	—	—	—	5	—	5
Comprehensive income	210	79	—	—	289	256	545
General partner contributions	16	—	—	—	16	—	16
Partnership distributions	(1)	(36)	—	—	(37)	—	(37)
Investment Management distributions	—	—	—	—	—	(107)	(107)
Investment Management contributions	—	—	—	—	—	2,759	2,759
Investment Management business acquisition	(810)	810	—	—	—	—	—
Investment Management business distributions	(445)	—	—	—	(445)	—	(445)
PSC Metals acquisition	(335)	—	—	—	(335)	—	(335)
PSC Metals capital contribution	39	—	—	—	39	—	39
Change in subsidiary equity	—	(3)	—	—	(3)	(94)	(97)
Cumulative effect of adjustment from the adoption of the accounting for uncertainty in income taxes	(1)	—	—	—	(1)	—	(1)
Balance, December 31, 2007	(732)	3,057	(12)	1	2,313	6,735	9,048
Comprehensive loss:
Net income (loss)	14	(57)	—	—	(43)	(2,645)	(2,688)
Net unrealized losses on available-for-sale securities	—	(8)	—	—	(8)	—	(8)
Defined benefit plans	(5)	(254)	—	—	(259)	(83)	(342)
Translation adjustments and other	(66)	(244)	—	—	(310)	(101)	(411)
Comprehensive loss	(57)	(563)	—	—	(620)	(2,829)	(3,449)
Federal-Mogul acquisition	615	153	—	—	768	627	1,395
Partnership distributions	(1)	(71)	—	—	(72)	—	(72)
General partner contributions	3	—	—	—	3	—	3
Investment Management distributions	—	—	—	—	—	(1,351)	(1,351)
Investment Management contributions	—	—	—	—	—	830	830
Change in subsidiary equity and other	—	6	—	—	6	(68)	(62)
Balance, December 31, 2008	(172)	2,582	(12)	1	2,398	3,944	6,342
Comprehensive income:
Net income	5	229	—	—	234	961	1,195
Defined benefit plans	—	12	—	—	12	4	16
Hedge Instruments	—	25	—	—	25	8	33
Translation adjustments and other	1	52	—	—	53	24	77
Comprehensive income	6	318	—	—	324	997	1,321
Partnership distributions	(2)	(75)	—	—	(77)	—	(77)
Investment Management distributions	—	—	—	—	—	(1,107)	(1,107)
Investment Management contributions	—	—	—	—	—	287	287
Change in subsidiary equity and other	—	3	—	—	3	6	9
Balance, December 31, 2009	$(168)	$2,828	$(12)	1	$2,648	$4,127	$6,775

Accumulated Other Comprehensive Loss was $626 and $752 at December 31, 2009 and 2008, respectively.

See accompanying notes to the consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007

	Year Ended December 31,
	2009	2008	2007
	(In Millions)
Net income (loss)	$1,195	$(2,688)	$564
Cash flows from operating activities:
Income (loss) from continuing operations	$1,194	$(3,173)	$480
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Investment (gains) losses	(1,382)	2,923	(439)
Purchases of securities	(2,433)	(9,104)	(8,998)
Proceeds from sales of securities	3,335	6,829	6,354
Purchases to cover securities sold, not yet purchased	(4,843)	(654)	(2,210)
Proceeds from securities sold, not yet purchased	4,032	3,437	1,592
Net cash received (paid) on derivative contracts	5	661	(46)
Changes in receivables and payables relating to securities transactions	(611)	1,789	23
Depreciation and amortization	401	332	36
Impairment loss on long-lived assets	40	450	34
Gain on extinguishment of debt	—	(146)	—
Other, net	(175)	55	(24)
Changes in operating assets and liabilities:
Cash held at consolidated affiliated partnerships and restricted cash	595	(2,800)	47
Accounts receivable	2	224	23
Inventories	116	219	24
Other assets	34	(9)	(94)
Accounts payable, accrued expenses and other liabilities	(44)	(185)	196
Net cash provided by (used in) continuing operations	266	848	(3,002)
Net cash (used in) provided by discontinued operations	(1)	(7)	86
Net cash provided by (used in) operating activities	265	841	(2,916)
Cash flows from investing activities:
Capital expenditures	(191)	(794)	(60)
Purchases of marketable equity and debt securities	(1)	(2)	(155)
Debtor-in-possession financing	(33)	—	—
Proceeds from sales of marketable equity and debt securities	3	565	337
Acquisitions of businesses, net of cash acquired	—	(68)	(48)
Other	16	53	27
Net cash (used in) provided by investing activities from continuing operations	(206)	(246)	101
Net cash provided by (used in) investing activities from discontinued operations	3	1,069	(10)
Net cash (used in) provided by investing activities	(203)	823	91

See accompanying notes to the consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
Years Ended December 31, 2009, 2008 and 2007

	Year Ended December 31,
	2009	2008	2007
Cash flows from financing activities:
Investment Management:
Capital distributions to partners	—	—	(156)
Capital subscriptions received in advance	7	—	145
Capital distributions to non-controlling interests	(1,163)	(1,270)	(43)
Capital contributions by non-controlling interests	287	685	2,404
Icahn Enterprises Equity:
Partnership distributions	(77)	(72)	(37)
General partner contributions	—	3	16
PSC Metals acquisition	—	—	(335)
Purchase of treasury shares by subsidiary	—	(17)	—
Dividends paid to minority holders of subsidiary	—	—	(19)
Proceeds from borrowings	166	44	1,155
Repayments of borrowings	(46)	(302)	(33)
Other	3	7	6
Net cash (used in) provided by financing activities from continuing operations	(823)	(922)	3,103
Net cash (used in) provided by financing activities from discontinued operations	—	(255)	(1)
Net cash (used in) provided by financing activities	(823)	(1,177)	3,102
Effect of exchange rate changes on cash	19	(57)	4
Net (decrease) increase in cash and cash equivalents	(742)	430	281
Net change in cash of assets held for sale	—	69	(52)
Cash and cash equivalents, beginning of period	2,612	2,113	1,884
Cash and cash equivalents, end of period	$1,870	$2,612	$2,113
Supplemental information:
Cash payments for interest	$254	$340	$150
Net cash payments (refunds) for income taxes	$(19)	$239	$27
Net unrealized gains (losses) on securities available for sale	$3	$(8)	$(24)
LP unit issuance	$—	$153	$810
Philip’s contribution to redeem PSC Metals’ debt	$—	$—	$35
Redemptions payable to non-controlling interests	$113	$169	$88
Capital lease asset financing	$2	$—	$—

See accompanying notes to the consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

General

Icahn Enterprises L.P. (“Icahn Enterprises” or the “Company”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), our sole general partner, which is owned and controlled by Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of December 31, 2009, affiliates of Mr. Icahn owned 68,760,427 of our depositary units and 11,360,173 of our preferred units, which represented approximately 92.0% and 86.5% of our outstanding depositary units and preferred units, respectively.

As of December 31, 2009, we are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment Management, Automotive, Metals, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the Holding Company. Further information regarding our continuing reportable segments is contained in Note 3, “Operating Units,” and Note 17, “Segment and Geographic Reporting.”

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

Subsequent to December 31, 2009, we acquired Mr. Icahn’s controlling interests in American Railcar Industries, Inc. (“ARI”) and Viskase Companies, Inc. (“Viskase”). The acquisitions of controlling interests in ARI and Viskase each represent acquisitions of entities under common control and will be accounted for at historical cost similar to a pooling of interests. Future filings with the Securities and Exchange Commission (“SEC”) will reflect the results of ARI and Viskase operations as additional segments of our business, with periods prior to the acquisition recasted to reflect the common control acquisitions. See Note 21, “Subsequent Events,” for further discussion of these acquisitions.

Basis of Presentation

We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements include the accounts of (i) Icahn Enterprises and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises in which control can be exercised, in addition to those entities in which Icahn Enterprises has a substantive controlling, general partner interest or in which it is the primary beneficiary of a variable interest entity, as described below. Icahn Enterprises is considered to have control if it has a direct or indirect ability to make decisions about an entity’s activities through voting or similar rights. All material intercompany accounts and transactions have been eliminated in consolidation.

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

1. Description of Business and Basis of Presentation  – (continued)

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

Principles of Consolidation

General

The consolidated financial statements include the accounts of (i) Icahn Enterprises, (ii) the wholly and majority owned subsidiaries of Icahn Enterprises in which control can be exercised and (iii) entities in which we have a controlling interest as a general partner interest or in which we are the primary beneficiary of a variable interest entity (a “VIE”). In evaluating whether we have a controlling financial interest in entities in which we would consolidate, we consider the following: (1) for voting interest entities, we consolidate those entities in which we own a majority of the voting interests; (2) for VIEs, we consolidate those entities in which we are considered the primary beneficiary because we absorb the majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both; and (3) for limited partnership entities, we consolidate those entities if we are the general partner of such entities and for which no substantive kick-out rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.

For investments in affiliates of 50% or less but greater than 20%, our Automotive and Home Fashion segments account for such investments using the equity method, while investments in affiliates of 20% or less are accounted for under the cost method.

Investment Management

Although the Private Funds, as defined herein, are not investment companies within the meaning of the ’40 Act, each of the consolidated Private Funds is, for purposes of U.S. GAAP, an investment company pursuant to Financial Accounting Statements Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 946.10, Financial Services — Investment Companies. The General Partners adopted FASB ASC Section 946.810.45, Financial Services — Investment Companies — Consolidation — Other Presentation Matters (“FASB ASC Section 946.810.45”), as of January 1, 2007. FASB ASC Section 946.810.45 addresses whether the accounting principles of FASB ASC Section 946.810.45 may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. Upon the adoption of FASB ASC Section 946.810.45, (i) the Offshore GP lost its ability to retain specialized accounting pursuant to FASB ASC Section 946.810.45 for either its equity method investment in Offshore Master Fund I or for its consolidation of the Offshore Fund, Offshore Master Fund II and Offshore Master Fund III, and (ii) the Onshore GP lost its ability to retain specialized accounting for its consolidation of the Onshore Fund, in each case, because both the Offshore GP and the Onshore GP do not meet the requirements for retention of specialized accounting under FASB ASC Section 946.810.45, as the Offshore GP and Onshore GP and their affiliates acquire interests for strategic operating purposes in the same companies in which their subsidiary investment companies invest.

However, upon losing their ability to retain specialized accounting, the General Partners account for their investments held by the consolidated Private Funds in debt securities and in those equity securities with readily determinable fair values pursuant to the Investment — Debt and Equity Securities Topic of the FASB ASC and classified such investments as available-for-sale securities and then elected the fair value option and reclassified such securities as trading securities. For those equity securities that did not have readily

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

determinable fair values, the General Partners elected the fair value option. For those investments in which the General Partners would otherwise account for such investments under the equity method, the General Partners, in accordance with their accounting policy, elected the fair value option. The election of the fair value option was deemed to most accurately reflect the nature of our business relating to investments.

The special profits interest allocations (effective January 1, 2008), incentive allocations and management fees earned (through December 31, 2007) from certain consolidated entities and the incentive allocations are eliminated in consolidation; however, our allocated share of the net income from the Private Funds includes the amount of these eliminated fees and allocations. Accordingly, the consolidation of the Private Funds has no material net effect on our earnings from the Private Funds.

Use of Estimates in Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. The more significant estimates include: (1) the valuation allowances of accounts receivable and inventory; (2) the valuation of goodwill, indefinite-lived intangible assets and long-lived assets; (3) deferred tax assets; (4) environmental liabilities; (5) fair value of derivatives; and (6) pension liabilities. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

Cash and Cash Equivalents

We consider short-term investments, which are highly liquid with original maturities of three months or less at date of purchase, to be cash equivalents.

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Cash held at consolidated affiliated partnerships primarily consists of cash and cash equivalents held by the Onshore Fund and Offshore Master Funds (as defined herein) that, although not legally restricted, is not available to fund the general liquidity needs of the Investment Management segment or Icahn Enterprises. Restricted cash primarily relates to cash pledged and held for margin requirements on derivative transactions as well as cash related to securities sold short, not yet purchased. A portion of the cash at brokers is related to securities sold, not yet purchased; its use is therefore restricted until the securities are purchased. Securities sold, not yet purchased are collateralized by certain of the Private Funds’ investments in securities.

The restricted cash balance was approximately $2.8 billion and $3.3 billion as of December 31, 2009 and 2008, respectively.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Foreign Currency Transactions.  The books and records of the Private Funds are maintained in U.S. dollars. Assets and liabilities denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Transactions during the period denominated in currencies other than U.S. dollars are translated at the rate of exchange applicable on the date of the transaction. Foreign currency translation gains and losses are recorded in the consolidated statements of operations. The Private Funds do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in the market prices of securities. Such fluctuations are reflected in “Net gain (loss) from investment activities” in the consolidated statement of operations.

Fair Values of Financial Instruments.  The fair values of the Private Funds’ assets and liabilities that qualify as financial instruments under applicable U.S. GAAP approximate the carrying amounts presented in the consolidated balance sheets.

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

Due From Brokers.  Due from brokers represents cash balances with the Private Funds’ clearing brokers as well as unrestricted balances with derivative counterparties

Due To Brokers.  Due to brokers represents margin debit balances collateralized by certain of the Private Funds’ investments in securities.

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

Fair Value of Financial Instruments — Other Operations

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other liabilities are deemed to be reasonable estimates of their fair values because of their short-term nature.

The fair values of investments and securities sold, not yet purchased are based on quoted market prices for those or similar investments. See Note 6, “Investments and Related Matters,” and Note 7, “Fair Value Measurements,” for further discussion.

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of December 31, 2009 are approximately $4.7 billion and

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

$4.3 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2008 are approximately $4.6 billion and $2.3 billion, respectively.

Fair Value Option for Financial Assets and Financial Liabilities

The fair value option gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value pursuant to the provisions of the FASB ASC. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. In estimating the fair value for financial instruments for which the fair value option has been elected, we use the valuation methodologies in accordance to where the financial instruments are classified within the fair value hierarchy as discussed in Note 7, “Fair Value Measurements.” Except for our Automotive and Home Fashion segments as discussed above, we apply the fair value option to our investments that would otherwise be accounted under the equity method.

Derivatives

From time to time, our subsidiaries enter into derivative contracts, including purchased and written option contracts, swap contracts, futures contracts and forward contracts entered into by our Investment Management and Automotive segments. U.S. GAAP requires recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. For further information regarding our Investment Management and Automotive segments’ derivative contracts, see Note 8, “Financial Instruments.”

Accounts Receivable, Net

An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of our customers, and an evaluation of the impact of economic conditions. Our allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves based on historical experience.

Federal-Mogul Corporation (“Federal Mogul”), which comprises our Automotive segment, has subsidiaries in Brazil, France, Germany, Italy and Spain that are party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $217 million and $222 million as of December 31, 2009 and 2008, respectively. Of those gross amounts, $190 million and $209 million, respectively, were factored without recourse and treated as a sale. Under terms of these factoring arrangements Federal-Mogul is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of December 31, 2009 and 2008, Federal-Mogul had outstanding factored amounts of $4 million and $8 million, respectively, for which cash had not yet been drawn.

Inventories, Net

Automotive Inventories.  Upon our acquisition of the controlling interest in Federal-Mogul during fiscal 2008, inventories were revalued and resulted in an increase to inventory balances. The increase to inventory resulting from our acquisition impacted cost of goods sold as the related inventory was sold. During the period March 1, 2008 through December 31, 2008, our Automotive segment recognized $60 million as additional cost of goods sold, thereby reducing gross margin by the same amount. Cost is determined using the first-in-first-out method. The cost of manufactured goods includes material, labor and factory overhead. Federal-Mogul maintains reserves for estimated excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

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

Our consolidated inventories, net consisted of the following (in millions of dollars):

	December 31,
	2009	2008
Raw materials:
Automotive	$136	$166
Home Fashion	11	12
	147	178
Work in process:
Automotive	107	125
Home Fashion	26	33
	133	158
Finished Goods:
Automotive	580	603
Home Fashion	77	87
	657	690
Metals:
Ferrous	30	27
Non-ferrous	10	5
Secondary	22	35
	62	67
Total inventories, net	$999	$1,093

Property, Plant and Equipment, Net

Land and construction-in-progress costs are stated at the lower of cost or net realizable value. Interest is capitalized on expenditures for long-term projects until a salable condition is reached. The interest capitalization rate is based on the interest rate on specific borrowings to fund the projects.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

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

Real estate properties held for use or investment purposes, other than those accounted for under the financing method, are carried at cost less accumulated depreciation. Where declines in the values of the properties are determined to be other than temporary, the cost basis of the property is written down to net realizable value. A property is classified as held for sale at the time management determines that certain criteria have been met. Properties held for sale are carried at the lower of cost or net realizable value. Such properties are no longer depreciated and their results of operations are included in discontinued operations. As a result of the reclassification of certain real estate to properties held for sale during fiscal 2007, income and expenses of such properties are reclassified to discontinued operations for all prior periods. If management determines that a property classified as held for sale no longer meets certain criteria, the property is reclassified as held for use.

Goodwill and Intangible Assets, Net

Goodwill and indefinite lived intangible assets include trademarks and trade names acquired in acquisitions. For a complete discussion of the impairment of goodwill and indefinite intangible assets related to our various segments, see Note 3, “Operating Units,” and Note 9, “Goodwill and Intangible Assets, Net.”

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

Accounting for the Impairment of Intangible Assets

We evaluate the recoverability of identifiable indefinite lived intangible assets annually or more frequently if impairment indicators exist. The impairment analysis compares the estimated fair value of these assets to the related carrying value, and impairment charge is recorded for any excess of carrying value over estimated fair value. The estimated fair value is based on consideration of various valuation methodologies,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

including guideline transaction multiples, multiples of earnings, and projected future cash flows discounted at rates commensurate with risk involved.

Accounting for the Impairment of Long-Lived Assets

We evaluate the realizability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Inherent in the reviews of the carrying amounts of the above assets are various estimates, including the expected usage of the asset. Assets must be tested at the lowest level for which identifiable cash flows exist. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record impairment charges in future accounting periods to write the asset down to fair value. Our estimates of cash flows are based on the current regulatory, social and economic climates, recent operating information and budgets of the operating properties.

Accounting for Conditional Asset Retirement Obligations

We record conditional asset retirement obligations (“CARO”) in accordance with applicable U.S. GAAP. As defined in applicable U.S. GAAP, CARO refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. An entity is required to recognize a liability for the estimated fair value of a CARO when incurred if the fair value can be reasonably estimated. Our Automotive segment’s primary asset retirement activities relate to the removal of hazardous building materials at its facilities. Our Automotive segment records the CARO liability when the amount can be reasonably estimated, typically upon the expectation that a facility may be closed or sold.

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

Allocation of Net Profits and Losses in Consolidated Affiliated Partnerships — Investment Management

Net investment income and net realized and unrealized gains and losses on investments of the Private Funds are allocated to the respective partners or shareholders of the Private Funds based on their percentage ownership in such Private Funds at the beginning of each allocation period. Except for our limited partner interest, such allocations made to the limited partners or shareholders of the Private Funds are represented as non-controlling interests in our consolidated statements of operations. The beginning of an allocation period is defined as the beginning of each fiscal year, the date of admission of any new partner or shareholder of the Private Funds, the date of any additional subscription or date that immediately follows redemption by a partner or shareholder of the Private Funds. Upon such allocation to limited partners based on their respective capital balances, generally 2.5% (prior to July 1, 2009) of the capital appreciation (both realized and unrealized) allocated to the Investment Funds’ limited partners or lesser amounts for certain limited partners are then reallocated to the Investment Funds’ General Partners. Such reallocation is referred to as the General Partners’ special profits interest allocation. In addition, the General Partners may also generally be allocated, 25% (prior to July 1, 2009) of the net capital appreciation (both realized and unrealized), such amounts being referred to as incentive allocations, provided, however, that an incentive allocation with respect to a Private Fund shall not be made in any year to the extent that the special profits interest allocation relating to such Private Fund equal or exceeds the net capital appreciation for such Private Fund for such year. Additionally, incentive allocations are subject to a “high watermark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods are recovered). The total profits and losses allocated to the respective General Partners of the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Investment Funds are included in the consolidated net income of Icahn Capital Management LP (“New Icahn Management”) and the General Partners (as either the Onshore GP or Offshore GP act as general partner to the Investment Funds) and are allocated in a manner consistent with the manner in which capital is allocated to the partners of the New Icahn Management and the General Partners as further discussed below. As of January 1, 2008, New Icahn Management distributed its net assets to Icahn Capital. Icahn Capital is the general partner of Icahn Onshore GP and Icahn Offshore GP. See below (Revenue and Expense Recognition — Investment Management) for discussion of new fee structure for special profits interest allocations and incentive allocations effective July 1, 2009.

Partners’ Capital — Investment Management

Icahn Capital, New Icahn Management, and the General Partners are each organized as a limited partnership formed pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. As discussed above, effective January 1, 2008, New Icahn Management distributed its net assets to Icahn Capital. Limited partner interests have been granted in the General Partners to allow certain employees and individuals to participate in a share of the special profits interest allocations and incentive allocations earned by the General Partners (and, prior to January 1, 2008, limited partner interests had been granted in New Icahn Management to allow such employees to participate in a share of the management fees and incentive allocations.) Prior to the completion of our acquisition of the partnership interests on August 8, 2007, all limited partnership admissions to New Icahn Management and the General Partners had been determined by the respective general partner entity of New Icahn Management and the General Partners, each of which was principally owned by Mr. Icahn.

Icahn Capital, New Icahn Management, and the General Partners, individually, intend to be treated as partnerships for federal income tax purposes, and as such shall maintain a capital account for each of their partners. Each partner of the General Partners will be allocated an amount of special profits interest allocations (and, prior to January 1, 2008, management fees) and incentive allocations subject to, and as determined by, the provisions of such limited partner’s agreements with each of the General Partners (and, prior to January 1, 2008, New Icahn Management.) Special profits interest allocations (and prior to January 1, 2008, management fees) and incentive allocations not allocated to the limited partners per their respective agreements are generally allocated to the general partners. Other partnership profits and losses of Icahn Capital (and, prior to January 1, 2008, New Icahn Management) and each of the General Partners are generally allocated among the respective partners in Icahn Capital (and prior to January 1, 2008, New Icahn Management) and each of the General Partners pro rata in accordance with their capital accounts.

Income allocations to all partners in each of the General Partners (and, prior to January 1, 2008, New Icahn Management), except the general partner entity, are accounted for as compensation expense as more fully described in Note 13, “Compensation Arrangements.” All amounts allocated to these partners’ capital accounts and their respective capital contributions are included in accounts payable and accrued expenses and other liabilities on the consolidated balance sheets until those amounts are paid out in accordance with the terms of each respective partner’s agreement. Payments made to the respective general partner and any limited partner interests held by Mr. Icahn are treated as equity distributions.

Income (Loss) Per LP Unit

Basic income (loss) per LP unit are based on net income or loss attributable to Icahn Enterprises allocable to limited partners after deducting preferred pay-in-kind distributions to preferred unitholders. The resulting net income or loss allocable to limited partners is divided by the weighted-average number of LP units outstanding. The preferred units are considered to be equivalent units for the purpose of calculating diluted income or loss per LP unit.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

For accounting purposes relating to acquisitions of entities under common control, earnings from the Investment Management segment prior to the acquisition of the partnership interests as described herein on August 8, 2007, earnings from PSC Metals prior to its acquisition on November 5, 2007 and earnings from Federal-Mogul prior to the acquisition of a majority interest on July 3, 2008 have been allocated to Icahn Enterprises GP, our general partner, and therefore are excluded from the computation of basic and diluted income or loss per LP unit.

Accounting for the Acquisition and Disposition of Entities Under Common Control

Acquisitions of entities under common control are reflected in a manner similar to pooling of interests. The general partner’s capital account is charged or credited for the difference between the consideration we pay for the entity and the related entity’s basis prior to our acquisition. Net gains or losses of an acquired entity prior to its acquisition date are allocated to the general partner’s capital account. In allocating gains and losses upon the sale of a previously acquired common control entity, we allocate a gain or loss for financial reporting purposes by first restoring the general partner’s capital account for the cumulative charges or credits relating to prior periods recorded at the time of our acquisition and then allocating the remaining gain or loss among the general and limited partners in accordance with their respective percentages under the Amended and Restated Agreement of Limited Partnership dated as of May 12, 1987, as amended from time to time (together with the partnership agreement of Icahn Enterprises Holdings, the “Partnership Agreement”) (i.e., 98.01% to the limited partners and 1.99% to the general partner).

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

Capital Accounts, as defined under the Partnership Agreement, are maintained for our general partner and our limited partners. The capital account provisions of our Partnership Agreement incorporate principles established for U.S. federal income tax purposes and are not comparable to the equity accounts reflected under U.S. GAAP in our consolidated financial statements. Under our Partnership Agreement, the general partner is required to make additional capital contributions to us upon the issuance of any additional depositary units in order to maintain a capital account balance equal to 1.99% of the total capital accounts of all partners.

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

Pursuant to the Partnership Agreement, in the event of our dissolution, after satisfying our liabilities, our remaining assets would be divided among our limited partners and the general partner in accordance with their respective percentage interests under the Partnership Agreement (i.e., 98.01% to the limited partners and 1.99% to the general partner). If a deficit balance still remains in the general partner’s capital account after all allocations are made between the partners, the general partner would not be required to make whole any such deficit.

Income Taxes

Except as described below, no provision has been made for federal, state, local or foreign income taxes on the results of operations generated by partnership activities, as such taxes are the responsibility of the partners. Provision has been made for federal, state, local or foreign income taxes on the results of operations

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

generated by our corporate subsidiaries and these are reflected within continuing and discontinued operations. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred tax assets are limited to amounts considered to be realizable in future periods. A valuation allowance is recorded against deferred tax assets if management does not believe that we have met the “more likely than not” standard to allow recognition of such an asset.

U.S. GAAP provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely to be recognized upon ultimate settlement with the taxing authority is recorded. See Note 18, “Income Taxes,” for additional information.

Compensation Arrangements

U.S. GAAP requires that public entities to record non-cash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period and value such equity awards based on fair-value methods. See Note 13, “Compensation Arrangements,” for further discussion regarding compensation arrangements of our Investment Management and Automotive segments.

Revenue and Expense Recognition

Investment Management

Revenue Recognition:  The Investment Management segment generates income from amounts earned pursuant to contractual arrangements with the Private Funds. Such amounts include income from (1) special profits interest allocations effective January 1, 2008 (and, prior to January 1, 2008, management fees); (2) incentive allocations and (3) gains and losses from our investments in the Private Funds.

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

Effective January 1, 2008, the Investment Fund LPAs provide that the applicable General Partner will receive a special profits interest allocation at the end of each calendar year from each capital account maintained in the Investment Funds that is attributable to: (i) in the case of the Onshore Fund, each fee-paying limited partner in the Onshore Fund and (ii) in the case of the Feeder Funds, each fee-paying

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

investor in the Feeder Funds (that excludes certain investors that are affiliates of Mr. Icahn) (in each case, referred to herein as an Investor). This allocation is generally equal to 0.625% (prior to July 1, 2009) of the balance in each fee-paying capital account as of the beginning of each quarter (for each Investor, the Target Special Profits Interest Amount) except that amounts are allocated to the General Partners in respect of special profits interest allocations only to the extent that net increases (i.e., net profits) are allocated to an Investor for the fiscal year. Accordingly, any special profits interest allocations allocated to the General Partners in respect of an Investor in any year cannot exceed the net profits allocated to such Investor in such year. (See below for discussion of new fee structure for special profits interest allocation effectively July 1, 2009).

Effectively July 1, 2009, certain limited partnership agreements and offering memoranda of the Private Funds (the “Fund Documents”) were revised primarily to provide existing investors and new investors (“Investors”) with various new options for investments in the Private Funds (each an “Option”). Each Option has certain eligibility criteria for Investors and existing investors were permitted to roll over their investments made in the Private Funds prior to July 1, 2009 (“Pre-Election Investments”) into one or more of the new Options. For fee-paying investments, the special profits interest allocations will range from 1.5% to 2.25% per annum and the incentive allocations will range from 15% (in some cases subject to a preferred return) to 22% per annum. The new Options also have different withdrawal terms, with certain Options being permitted to withdraw capital every six months (subject to certain limitations on aggregate withdrawals) and other Options being subject to three-year rolling lock-up periods, provided that early withdrawals are permitted at certain times with the payment to the Private Funds of a fee.

The economic and withdrawal terms of the Pre-Election Investments remain the same, which include a special profits interest allocation of 2.5% per annum, an incentive allocation of 25% per annum and a three-year lock-up period (or sooner, subject to the payment of an early withdrawal fee). Certain of the Options will preserve each Investor’s existing high watermark with respect to its rolled over Pre-Election Investments and one of the Options establishes a hypothetical high watermark for new capital invested before December 31, 2010 by persons that were Investors prior to July 1, 2009. Effective with permitted withdrawals on December 31, 2009, if an Investor did not roll over a Pre-Election Investment into another Option when it was first eligible to do so without the payment of a withdrawal fee, the Private Funds required such Investor to withdraw such Pre-Election Investment.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

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

Incentive allocations are generally 25% (prior to July 1, 2009) of the net profits (both realized and unrealized) generated by fee-paying investors in the Investment Funds and were subject to a “high watermark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods are recovered). These allocations are calculated and allocated to the capital accounts of the General Partners at the end of each year except for incentive allocations earned as a result of investor redemption events during interim periods. (See below for discussion of new fee structure for incentive allocations effective as of July 1, 2009).

All of the special profits interest allocations (effective January 1, 2008), if any, substantially all of the management fees (prior to January 1, 2008), from certain consolidated entities and all of the incentive allocations, if any, are eliminated in consolidation; however, our share of the net income from the Private Funds includes the amount of these eliminated fees and allocations.

The special profits interest allocations and incentive allocations from the Onshore Fund and Offshore Master Funds, if any, are accrued on a quarterly basis and are allocated to the Onshore GP and the Offshore GP, respectively, at the end of the Onshore Fund’s and each Offshore Master Funds’ fiscal year (or sooner on redemptions). Such quarterly accruals may be reversed as a result of subsequent investment performance prior to the conclusion of the Onshore Fund’s and Offshore Master Funds’ fiscal year at December 31.

Automotive

Revenue Recognition:  Federal-Mogul records sales when products are shipped and title has transferred to the customer, the sales price is fixed and determinable, and the collectability of revenue is reasonably assured. Accruals for sales returns and other allowances are provided at the time of shipment based upon past experience. Adjustments to such returns and allowances are made as new information becomes available.

Rebates/Sales Incentives:  Federal-Mogul accrues for rebates pursuant to specific arrangements with certain of its customers, primarily in the aftermarket. Rebates generally provide for price reductions based upon the achievement of specified purchase volumes and are recorded as a reduction of sales as earned by such customers.

Shipping and Handling Costs:  Federal-Mogul recognizes shipping and handling costs as incurred as a component of cost of goods sold in the statements of operations.

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

Research and Development:  Federal-Mogul expenses research and development (“R&D”) costs and costs associated with advertising and promotion as incurred. R&D expense, including product engineering and validation costs, was $140 million for fiscal 2009 and $142 million for the period March 1, 2008 through December 31, 2008. As a percentage of original equipment manufacturer (“OEM”) sales, R&D expense was 4.7% for fiscal 2009 and 4.1% for the period March 1, 2008 through December 31, 2008.

Restructuring:  Federal-Mogul’s restructuring costs are comprised of two types: employee costs (contractual termination benefits) and facility closure costs. Termination benefits are recorded when it is

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

probable that employees will be entitled to benefits and the amounts can be reasonably estimated. Estimates of termination benefits are based on the frequency of past termination benefits, the similarity of benefits under the current plan and prior plans, and the existence of statutory required minimum benefits. Facility closure and other costs are recorded when the liability is incurred.

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

Home Fashion

Revenue Recognition:  WPI records revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price to the customer is fixed and determinable and collectability is reasonably assured. Unless otherwise agreed in writing, title and risk of loss pass from WPI to the customer when WPI delivers the merchandise to the designated point of delivery, to the designated point of destination or to the designated carrier, free on board. Provisions for certain rebates, sales incentives, product returns and discounts to customers are recorded in the same period the related revenue is recorded.

Sales Incentives:  Customer incentives are provided to major WPI customers. These incentives begin to accrue when a commitment has been made to the customer and are recorded as a reduction to sales.

Real Estate

Revenue Recognition:  Revenue from real estate sales and related costs are recognized at the time of closing primarily by specific identification. Substantially all of the property comprising our net lease portfolio is leased to others under long-term net leases and we account for these leases in accordance with applicable U.S. GAAP. We account for our leases as follows: (i) under the financing method, (x) minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered the gross investment in the lease and (y) unearned income, representing the difference between gross investment and actual cost of the leased property, is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease; and (ii) under the operating method, revenue is recognized as rentals become due, and expenses (including depreciation) are charged to operations as incurred.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Adoption of New Accounting Standards Updates

In July 2009, the FASB released the authoritative version of the FASB ASC as the single source of authoritative generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The FASB ASC supersedes all existing accounting standard documents recognized by the FASB. Rules and interpretative releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All other non-SEC accounting literature not included in the FASB ASC will be considered non-authoritative. The FASB ASC is effective for interim and annual periods ending after September 15, 2009. The adoption of the FASB ASC had no impact on our consolidated financial statements. We have prepared our financial statements and related footnotes in this Annual Report on Form 10-K in accordance with U.S. GAAP as required by the FASB ASC.

In December 2007, the FASB issued new guidance which requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity; non-controlling interests will be presented within the statement of changes in equity and comprehensive income as a separate equity component. It also requires that the amount of consolidated net income (loss) attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; net income per LP unit be reported after the adjustment for non-controlling interest in net income (loss); changes in ownership interest be accounted for similarly as equity transactions; and, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. The provisions of this new guidance were applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements which have been applied retrospectively for all periods presented. We adopted the provisions of this new guidance as of January 1, 2009 with the presentation and disclosure requirements as discussed above reflected in our consolidated financial statements.

Recently Issued Accounting Standards

In December 2009, the FASB issued amended standards for determining whether to consolidate a VIE. This new standard affects all entities currently within the scope of the Consolidation Topic of the FASB ASC, as well as qualifying special-purpose entities that are currently excluded from the scope of the Consolidation Topic of the FASB ASC. This new standard amends the evaluation criteria to identify the primary beneficiary of the VIE and requires ongoing reassessment of whether an enterprise is the primary beneficiary of such VIEs. This new standard is effective as of the beginning of the first fiscal year beginning after November 15, 2009. The adoption of this new standard will not have a material impact on our financial condition, results of operations and cash flows.

3. Operating Units

a. Investment Management

On August 8, 2007, we entered into a Contribution and Exchange Agreement (the “Contribution Agreement”) with CCI Offshore Corp., CCI Onshore Corp., Icahn Management, a Delaware limited partnership, and Mr. Icahn. Pursuant to the Contribution Agreement, we acquired the general partnership interests in Icahn Onshore LP (the “Onshore GP”) and Icahn Offshore LP (the “Offshore GP” and, together with the Onshore GP, the “General Partners”), acting as general partners of Onshore Fund and the Offshore Master Funds, respectively. We also acquired the general partnership interest in New Icahn Management, a Delaware limited partnership.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Operating Units  – (continued)

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

The “Offshore Master Funds” consist of (i) Icahn Partners Master Fund LP, (ii) Icahn Partners Master Fund II L.P. and (iii) Icahn Partners Master Fund III L.P. The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the “Investment Funds.” In addition, as discussed elsewhere within the notes to the consolidated financial statements, the “Offshore Funds” consist of (i) Icahn Fund Ltd. (referred to herein as the Offshore Fund), (ii) Icahn Fund II Ltd. and (iii) Icahn Fund III Ltd. The Offshore GP also acts as general partner of a fund formed as a Cayman Islands exempted limited partnership that invests in the Offshore Master Funds. This fund, together with other funds that also invest in the Offshore Master Funds, constitute the “Feeder Funds” and, together with the Investment Funds, are referred to herein as the “Private Funds.”

As of December 31, 2009, the full Target Special Profits Interest Amount was $154 million, which includes a carry-forward Target Special Profits Interest Amount of $70 million from December 31, 2008, a Target Special Profits Interest Amount for the fiscal year ending December 31, 2009 (“fiscal 2009”) of $54 million and a hypothetical return on the full Target Special Profits Interest Amount from the Investment Funds of $30 million. The full Target Special Profits Interest Amount of $154 million at December 31, 2009 was allocated to the General Partners at December 31, 2009. No accrual for special profits interest allocations was made for fiscal 2008 due to losses in the Investment Funds.

b. Automotive

We conduct our Automotive segment through our majority ownership in Federal-Mogul. Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, alternative energies, environment and safety systems. Federal-Mogul serves the world’s foremost original equipment manufacturers (“OEM”) of automotive, light commercial, heavy-duty, industrial, agricultural, aerospace, marine, rail and off-road vehicles, as well as the worldwide aftermarket. As of December 31, 2009, Federal-Mogul is organized into four product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket.

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

Acquisition History

On July 3, 2008, pursuant to a stock purchase agreement with Thornwood Associates Limited Partnership (“Thornwood”) and Thornwood’s general partner, Barberry Corp. (“Barberry”), we acquired a majority interest in Federal-Mogul for an aggregate price of $862,750,000 (or $17.00 per share, which represented a discount to Thornwood’s purchase price of such shares). Thornwood and Barberry are wholly owned by Mr. Icahn. Prior to our majority interest acquisition of Federal-Mogul, Thornwood owned an aggregate of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Operating Units  – (continued)

75,241,924 shares of stock of Federal-Mogul (“Federal-Mogul Shares.”) Thornwood had acquired such shares as follows: (i) 50,100,000 Federal-Mogul Shares pursuant to the exercise of two options on February 25, 2008 acquired in December 2007 from the Federal-Mogul Asbestos Personal Injury Trust; and (ii) 25,141,924 Federal-Mogul Shares pursuant to and in connection with Federal-Mogul’s Plan of Reorganization under Chapter 11 of the United States Code, which became effective on December 27, 2007.

On December 2, 2008, we acquired an additional 24,491,924 Federal-Mogul Shares from Thornwood, which represented the remaining Federal-Mogul Shares owned by Thornwood. As a result of this transaction, we beneficially own 75,241,924 Federal-Mogul Shares, or 75.7% of the total issued and outstanding capital stock of Federal-Mogul. In consideration of the acquisition of the additional Federal-Mogul Shares, we issued to Thornwood 4,286,087 of our depositary units (or $153 million based on the opening price of $35.60 on our depositary units on December 2, 2008).

Each of the acquisitions was approved by the audit committee of the independent directors of Icahn Enterprises GP. The audit committee was advised by its own legal counsel and independent financial advisor with respect to the transaction. The audit committee received an opinion from its financial advisor as to the fairness to us, from a financial point of view, of the consideration paid.

Investment in Federal-Mogul

In accordance with U.S. GAAP, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests. As of February 25, 2008 (the effective date of control by Thornwood Associates Limited Partnership, or Thornwood and, indirectly, by Mr. Icahn) and thereafter, as a result of our acquisition of a majority interest in Federal-Mogul on July 3, 2008, we consolidated the financial position, results of operations and cash flows of Federal-Mogul. We evaluated the activity between February 25, 2008 and February 29, 2008 and, based on the immateriality of such activity, concluded that the use of an accounting convenience date of February 29, 2008 was appropriate.

The initial fair values of the assets acquired are based on estimated fair values of Federal-Mogul upon emergence from bankruptcy on December 27, 2007, as modified by Federal-Mogul’s operating results for the period January 1, 2008 through February 29, 2008. Goodwill was increased by $20 million as a result of our required utilization of Thornwood’s underlying basis in such assets. As discussed below, Federal-Mogul recorded impairment charges related to its goodwill in the fourth quarter of fiscal 2008. Accordingly, as of December 31, 2008, we had written off $20 million of our goodwill related to our acquisition of the controlling interest in Federal-Mogul in conjunction with Federal-Mogul’s goodwill impairment charges.

History of Federal-Mogul Prior to Acquisition

Federal-Mogul, during December 2007, completed its financial restructuring under Chapter 11 of Title 11 of the United States Code. On December 27, 2007, the Fourth Amended Joint Plan of Reorganization for Debtors and Debtors-in-Possession (as Modified) (the “Plan”) became effective (the “Effective Date”) and, in accordance with the Plan, the predecessor to Federal-Mogul (the “Predecessor Company”) merged with and into New Federal-Mogul Corporation. Pursuant to the merger: (i) the separate corporate existence of the Predecessor Company ceased; (ii) New Federal-Mogul Corporation became the surviving corporation and continues to be governed by the laws of the State of Delaware; and (iii) New Federal-Mogul Corporation was renamed “Federal-Mogul Corporation.”

In accordance with U.S. GAAP, Federal-Mogul was required to adopt fresh-start reporting effective upon emergence from bankruptcy on December 27, 2007. Upon adoption of fresh-start reporting, the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Operating Units  – (continued)

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

In accordance with fresh-start reporting, Federal-Mogul’s reorganization value has been allocated to existing assets using the measurement applicable U.S. GAAP guidance. In addition, liabilities, other than deferred taxes, have been recorded at the present value of amounts estimated to be paid. The excess of reorganization value over the value of net tangible and identifiable intangible assets and liabilities was recorded as goodwill.

Other

Restructuring

Federal-Mogul’s restructuring charges are comprised of two types: employee costs (contractual termination benefits) and facility closure costs. Termination benefits are recorded when it is probable that employees will be entitled to benefits and the amounts can be reasonably estimated. Estimates of termination benefits are based on the frequency of past termination benefits, the similarity of benefits under the current and prior plans, and the existence of statutory required minimum benefits. Facility closure and other costs are recorded when the liability is incurred.

Estimates of restructuring expenses are based on information available at the time such charges are recorded. In certain countries where Federal-Mogul operates, statutory requirements include involuntary termination benefits that extend several years into the future. Accordingly, severance payments continue well past the date of termination at many international locations. Thus, these programs appear to be ongoing when, in fact, terminations and other activities under these programs have been substantially completed. Federal-Mogul expects that future savings resulting from execution of its restructuring programs will generally result in full pay back within 36 months.

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded reserves of $47 million for fiscal 2009 and $3 million were reversed for the period March 1, 2008 through December 31, 2008. Such reversals result from: changes in estimated amounts to accomplish previously planned activities; changes in expected outcome (based on historical practice) of negotiations with labor unions, which reduced the level of originally committed actions; newly implemented government employment programs, which lowered the expected cost; and changes in approach to accomplish restructuring activities.

Federal-Mogul expects to finance these restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under its existing credit facility, subject to the terms of applicable covenants. Federal-Mogul does not expect that the execution of these programs will have an adverse impact on its liquidity position.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Operating Units  – (continued)

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

An unprecedented downturn in the global automotive industry and global financial markets led Federal-Mogul to announce, in September and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. It was anticipated that this plan would reduce Federal-Mogul’s global workforce by approximately 8,600 positions when compared with the workforce as of September 30, 2008. For fiscal 2009 and for the period March 1, 2008 through December 31, 2008, Federal-Mogul has recorded $32 million and $132 million, respectively, in net restructuring expenses associated with Restructuring 2009 and other restructuring programs, of which $30 million and $130 million, respectively, were employee costs, and $2 million were facility closure costs for each of the respective periods. The facility closure costs were paid within the year of incurrence and there were no reversals. Federal-Mogul expects to incur additional restructuring expense, primarily related to facility closure costs, up to $6 million through fiscal 2010, of which $4 million are expected to be facility closure costs and $2 million are expected to be employee-related costs. Because the majority of the Restructuring 2009 costs are related to severance expenses, such activities are expected to yield future annual savings at least equal to the incurred costs.

Federal-Mogul expects to finance its restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under its debt agreements, subject to the terms of applicable covenants. Federal-Mogul does not expect that the execution of these programs will have an adverse impact on its liquidity position.

As of December 31, 2008, the accrued liability balance relating to restructuring programs was $113 million. For fiscal 2009, Federal-Mogul incurred $79 million of restructuring charges, reversed $47 million of restructuring charges and paid $94 million of restructuring charges. As of December 31, 2009, the accrued liability balance was $55 million, which includes $4 million of foreign currency adjustments and is included in accrued expenses and other liabilities in our consolidated balance sheet.

Total cumulative restructuring charges related to Restructuring 2009 through December 31, 2009 were $158 million.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Operating Units  – (continued)

Impairment

Our Automotive segment recorded total impairment charges of $17 million and $434 million for the fiscal year ended December 31, 2009 and the period March 1, 2008 through December 31, 2008, respectively, as follows:

	Year Ended December 31, 2009	For the period March 1, 2008 through December 31, 2008
Property, plant and equipment	$20	$18
Goodwill	(3)	222
Other indefinite-lived intangible assets	—	130
Investments in non-consolidated affiliates	—	64
	$17	$434

Federal-Mogul recorded impairment charges of $20 million for fiscal 2009 and $18 million for the period March 1, 2008 through December 31, 2008 to adjust property, plant and equipment to its estimated fair values. In recording the impairment charges, Federal-Mogul compared estimated net realizable values of property, plant and equipment based on future undiscounted cash flows to its current carrying values. Federal-Mogul determined the fair value of the assets by applying a probability weighted, expected present value technique to the estimated future cash flows. Impairment charges are included in expenses within our consolidated statements of operations.

Federal-Mogul’s impairment of goodwill and other indefinite-lived intangible assets are discussed further in Note 9, “Goodwill and Intangible Assets, Net.” Impairments of investments in non-consolidated affiliates are discussed further in Note 6, “Investments and Related Matters — Automotive.”

c. Metals

On November 5, 2007, we acquired all of the issued and outstanding capital stock of PSC Metals, Inc. (“PSC Metals”) for a total consideration of $335 million in cash. We conduct our Metals segment through our indirect wholly owned subsidiary, PSC Metals. PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms and supplies the recycled metals to its customers including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. PSC Metals’ ferrous products include shredded, sheared and bundled scrap metal and other purchased scrap metal such as turnings (steel machining fragments), cast furnace iron and broken furnace iron. PSC Metals also processes non-ferrous metals including aluminum, copper, brass, stainless steel and nickel-bearing metals. Non-ferrous products are a significant raw material in the production of aluminum and copper alloys used in manufacturing. PSC Metals also operates a secondary products business that includes the supply of secondary plate and structural grade pipe that is sold into niche markets for counterweights, piling and foundations, construction materials and infrastructure end-markets. For fiscal 2009, PSC Metals had three customers who accounted for approximately 27% of net sales. For fiscal 2008, PSC Metals had five customers who accounted for approximately 39% of net sales. For fiscal 2007, PSC Metals had five customers who accounted for approximately 38% of net sales.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Operating Units  – (continued)

d. Real Estate

Our Real Estate segment consists of rental real estate, property development and resort activities.

As of December 31, 2009 and 2008, we owned 30 and 31 rental real estate properties, respectively. In August 2008, the Real Estate segment acquired two net leased properties for $465 million pursuant to the Code Section 1031 exchange. The acquisition of these two net leased properties was funded from a portion of the gross proceeds received from the sale of our Gaming segment. (See Note 9, “Goodwill and Intangible Assets, Net — Real Estate” for additional information). Our property development operations are run primarily through Bayswater, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of approximately 327 and 870 units of residential housing, respectively. Both developments operate golf and resort operations as well.

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

Our Real Estate operations recorded an impairment charge of $2 million for fiscal 2009 and $4 million for each of fiscal 2008 and fiscal 2007. The impairment charges were primarily attributable to inventory units at the Grand Harbor and Oak Harbor, Florida division.

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

As of December 31, 2009 and 2008, $110 million and $121 million, respectively, of the net investment in financing leases, net real estate leased to others and resort properties, which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.

The following is a summary of the anticipated future receipts of the minimum lease payments receivable under the financing and operating method at December 31, 2009 (in millions of dollars):

Year	Amount
2010	$50
2011	50
2012	50
2013	50
2014	47
Thereafter	295
$542

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Operating Units  – (continued)

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

A relatively small number of customers have historically accounted for a significant portion of WPI’s net sales. For fiscal 2009, fiscal 2008 and fiscal 2007 net sales to six, seven and six customers amounted to 59%, 57% and 54%, respectively, of WPI’s total net sales.

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

Restructuring and Impairment

To improve WPI’s competitive position, WPI management intends to continue to reduce its cost of goods sold by restructuring its operations in the plants located in the United States, increasing production within its non-U.S. facilities and joint venture operations and sourcing goods from lower cost overseas facilities. In the second quarter of fiscal 2008, WPI entered into an agreement with a third party to manage the majority of its U.S. warehousing and distribution operations, which WPI consolidated into its Wagram, North Carolina facility. In April 2009, as part of its ongoing restructuring activities, WPI announced the closure of three of its then remaining four manufacturing facilities located in the United States. In the future, the vast majority of the products currently manufactured or fabricated in these facilities will be sourced from plants located outside of the United States. As of December 31, 2009, $157 million of WPI’s assets were located outside of the United States, primarily in Bahrain.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Operating Units  – (continued)

WPI incurred restructuring costs of $19 million, $25 million and $19 million for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Included in restructuring expenses are cash charges associated with the ongoing costs of closed plants, employee severance, benefits and related costs and transition expenses. The amount of accrued restructuring costs at December 31, 2008 was $1 million. WPI paid $19 million of restructuring charges for fiscal 2009. As of December 31, 2009, the accrued liability balance was $1 million, which is included in accrued expenses and other liabilities in our consolidated balance sheet.

Total cumulative restructuring charges from August 8, 2005 (acquisition date) through December 31, 2009 were $77 million.

WPI incurred non-cash impairment charges of $8 million, $12 million and $30 million for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Included in these impairment charges were impairment charges related to WPI’s trademarks of $5 million, $6 million and $5 million for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. In recording the impairment charges related to its plants, WPI compared estimated net realizable values of property, plant and equipment to their current carrying values. In recording impairment charges related to its trademarks, WPI compared the fair value of the intangible asset with its carrying value. The estimates of fair value of trademarks are determined using a discounted cash flow valuation methodology referred to as the “relief from royalty” methodology. Significant assumptions inherent in the “relief from royalty” methodology employed include estimates of appropriate marketplace royalty rates and discount rates. WPI’s trademark valuations are evaluated further during its annual testing in the fourth quarter of each fiscal year.

WPI anticipates that restructuring charges will continue to be incurred throughout fiscal 2010. WPI anticipates incurring restructuring costs in fiscal 2010 relating to the current restructuring plan of approximately $11 million, primarily related to the continuing costs of its closed facilities, employee severance, benefits and related costs and transition expenses. Restructuring costs could be affected by, among other things, WPI’s decision to accelerate or delay its restructuring efforts. As a result, actual costs incurred could vary materially from these anticipated amounts.

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

Home Fashion — Retail Stores

WPI closed all of its retail stores based on a comprehensive evaluation of the stores’ long-term growth prospects and their on-going value to the business. On October 18, 2007, WPI entered into an agreement to sell the inventory at all of its retail stores and subsequently ceased operations of its retail stores. Accordingly, it has reported the retail outlet stores business as discontinued operations for all periods presented. As a result of the sale, WPI incurred charges related to the termination of the leases relating to its retail outlet stores facilities. As of December 31, 2009 and 2008, the accrued lease termination liability balance was $2 million and $3 million, respectively, which is included in accrued expenses and other liabilities in our consolidated balance sheets.

Real Estate

Operating properties are reclassified to held for sale when subject to a contract. The operations of such properties are classified as discontinued operations. There were no material changes to the properties classified as discontinued operations during fiscal 2009.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Discontinued Operations and Assets Held for Sale  – (continued)

Results from Discontinued Operations

The financial position and results of operations for our former Gaming and certain portions of the Home Fashion and Real Estate segments described above are presented within other assets and accrued expenses and other liabilities in the consolidated balance sheets and income from discontinued operations in the consolidated statements of operations for all periods presented.

Total revenues for our discontinued operations for fiscal 2008 and fiscal 2007 were $61 million and $494 million, respectively, primarily relating to our former gaming segment. There were no revenues from our discontinued operations for fiscal 2009. Income from discontinued operations before income taxes and non-controlling interest (including gain on dispositions before taxes) for fiscal 2009, fiscal 2008, and fiscal 2007 was $1 million, $749 million, and $103 million, respectively. Results for fiscal 2008 included a gain on sale of discontinued operations of $472 million, net of income taxes of $260 million, recorded on the sale of ACEP. With respect to the taxes recorded on the sale of ACEP, $103 million was recorded as a deferred tax liability pursuant to a Code 1031 Exchange transaction completed during the third quarter of fiscal 2008. The gain on sales of discontinued operations for fiscal 2007 includes $12 million of gain on sales of real estate assets.

5. Related Party Transactions

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

a. Investment Management

Until August 8, 2007, Icahn Management LP (“Icahn Management”) elected to defer most of the management fees from the Offshore Funds and such amounts remain invested in the Offshore Funds. At December 31, 2009, the balance of the deferred management fees payable (included in accrued expenses and other liabilities) by the Offshore Funds to Icahn Management was $125 million. The deferred management fee payable increased (decreased) by $32 million, $(51) million and $14 million for fiscal 2009, fiscal 2008 and fiscal 2007, respectively, due to the performance of the Private Funds.

Effective January 1, 2008, Icahn Capital LP (“Icahn Capital”) paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Mr. Icahn (collectively, “Icahn Affiliates”), including administrative and investment services. Prior to January 1, 2008, Icahn & Co. LLC paid for such services. Under a separate expense-sharing agreement, Icahn Capital charged Icahn Affiliates $4 million for such services for each of fiscal 2009 and fiscal 2008. As of December 31, 2009, accrued expenses and other liabilities in the consolidated balance sheet included $1 million to be applied to Icahn Capital’s charges to Icahn Affiliates for services to be provided to them.

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

Mr. Icahn, along with his affiliates, makes investments in the Private Funds (other than the amounts invested by Icahn Enterprises and its affiliates). These investments are not subject to special profits interest allocations or incentive allocations. As of December 31, 2009 and 2008, the total fair value of these investments was approximately $1.5 billion and $1.1 billion, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Related Party Transactions  – (continued)

b. Metals

For fiscal 2008 and fiscal 2007, PSC Metals sold material to Alliance Castings aggregating $19 million and $9 million, respectively. Such amounts were not material for fiscal 2009. Mr. Icahn is a major shareholder of Alliance Castings.

c. Administrative Services — Holding Company

For each of fiscal 2009, fiscal 2008 and fiscal 2007 we paid an affiliate approximately $2 million for the non-exclusive use of office space.

For each of fiscal 2009, fiscal 2008 and fiscal 2007, we paid $1 million to XO Holdings, Inc., an affiliate of Icahn Enterprises GP, our general partner, for telecommunications services.

The Holding Company provided certain professional services to an Icahn Affiliate for which it charged approximately $3 million for each of fiscal 2009 and 2008 and $1 million for fiscal 2007. As of December 31, 2009, accrued expenses and other liabilities in the consolidated balance sheet included $1 million to be applied to the Holding Company’s charges to the affiliate for services to be provided to it.

d. Other — Related Party Acquisitions

On January 15, 2010, in two separate transactions, we acquired controlling interests in ARI and Viskase, both of which were owned by Mr. Icahn and his affiliates prior to our acquisition. See Note 21, “Subsequent Events,” for further discussion of these acquisitions.

6. Investments and Related Matters

a. Investment Management

Investments and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, and derivatives, all of which are reported at fair value in our consolidated balance sheets. The following table summarizes the Private Funds’ investments, securities sold, not yet purchased and unrealized gains and losses on derivatives (in millions of dollars):

Hedge Funds investments consist of the following (in $000):

	December 31, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments:
Equity securities	$3,671	$2,908	$5,183	$2,876
Corporate debt	1,797	2,015	1,668	1,225
Mortgage backed securities	140	168	162	160
Total investments	$5,608	$5,091	$7,013	$4,261
Securities sold, not yet purchased, at fair value:
Equity securities	$1,811	$2,035	$2,821	$2,273
Total securities sold, not yet purchased, at fair value	$1,811	$2,035	$2,821	$2,273
Unrealized gains on derivative contracts, at fair value(1)	$2	$6	$74	$79
Unrealized losses on dervivative contracts, at fair value(2)	$24	$111	$95	$440

(1)	Amounts are included in other assets in our consolidated financial statements.
(2)	Amounts are included in accrued expenses and other liabilities in our consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Investments and Related Matters  – (continued)

The General Partners adopted FASB ASC Section 946.810.45, Financial Services — Investment Companies — Consolidation — Other Presentation Matters, as of January 1, 2007. FASB ASC Section 946.810.45 provides guidance on whether investment company accounting should be retained in the financial statements of a parent entity. Upon the adoption of FASB ASC Section 946.810.45, the General Partners lost their ability to retain specialized accounting. For those investments that (i) were deemed to be available-for-sale securities, (ii) fall outside the scope of Investments-Debt and Equity Securities Topic of the FASB ASC, or (iii) the Private Funds would otherwise account for under the equity method, the Private Funds apply the fair value option. The application of the fair value option is irrevocable.

The Private Funds assess the applicability of equity method accounting with respect to their investments based on a combination of qualitative and quantitative factors, including overall stock ownership of the Private Funds combined with those of affiliates of Icahn Enterprises.

The Private Funds applied the fair value option to certain of its investments that would have otherwise been subject to the equity method of accounting. During the second quarter of fiscal 2009, the Private Funds determined that they no longer had significant influence over these investments based on a combination of qualitative and quantitative factors. As of December 31, 2009, the fair value of these investments was $11 million. For fiscal 2009, fiscal 2008 and fiscal 2007 the Private Funds recorded a loss of $6 million, $60 million and $103 million, respectively, with respect to these investments. Such amounts are included in net gain (loss) from investment activities in the consolidated statements of operations.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Investments and Related Matters  – (continued)

The following table presents information regarding interests in VIEs for which the Offshore GP holds a variable interest as of December 31, 2009 (in millions of dollars):

	Offshore GP is the Primary Beneficiary			Offshore GP is Not the Primary Beneficiary
	Net Assets	Offshore GP’s Interests(1)	Pledged Collateral(2)	Net Assets	Offshore GP’s Interests(1)
Offshore Funds and Offshore Master Funds	$2,222	$35	$967	$3,008	$125

(1)	Amount principally represents the Offshore GP’s reinvested incentive allocations and therefore its maximum exposure to loss. Such amounts are subject to the financial performance of the Offshore Funds and Offshore Master Funds and are included in the Offshore GP’s net assets.
(2)	Includes collateral pledged in connection with securities sold, not yet purchased, derivative contracts and collateral held for securities loaned. Pledged amounts may be in excess of margin requirements.

b. Automotive, Metals, Home Fashion and Holding Company

Investments for Automotive, Metals, Home Fashion and Holding Company consist of the following (in millions of dollars):

	December 31, 2009		December 31, 2008
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Marketable equity and debt securities – available for sale	$23	$19	$26	$19
Equity method investments and other	250	250	235	235
Total investments	$273	$269	$261	$254

With the exception of our Automotive and Home Fashion segments as discussed below, it is our policy to apply the fair value option to all of our investments that would be subject to the equity method of accounting. We record unrealized gains and losses for the change in fair value of such investments as a component of net gain (loss) from investment activities in the consolidated statement operations. We believe that these investments, individually or in the aggregate, are not material to our consolidated financial statements.

The following information relates to certain investment activities transacted by our operating units:

Proceeds from the sales of available-for-sale securities were $35 million and $281 million fiscal 2008 and fiscal 2007, respectively. The gross realized gains (losses) on available-for-sale securities sold for fiscal 2008 and fiscal 2007 were $(20) million and $3 million, respectively. There were no proceeds or gross realized gains (losses) on available-for-sale securities for fiscal 2009. For purposes of determining gains and losses to be reclassified out of accumulated other comprehensive income into earnings, the cost of securities is based on specific identification. Net unrealized holding gains (losses) on available-for-sale securities in the amount of $3 million, $(8) million and $(24) million for fiscal 2009, fiscal 2008 and fiscal 2007, respectively, have been included in accumulated other comprehensive income.

Investment in Lear Corporation

In the third quarter of fiscal 2007, we adopted the fair value option for Lear Corporation (“Lear”) common stock which became eligible for the fair value option at the time we first recognized them in our consolidated financial statements. We adopted the fair value option to our investment in Lear common stock to be consistent with the Private Funds’ accounting for its investment in Lear common stock. We recorded unrealized gains and losses for the change in fair value of such shares as a component of Holding Company revenues in the consolidated statements of operations. In the fourth quarter of fiscal 2008, we sold all of our

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Investments and Related Matters  – (continued)

Lear common stock and realized a net loss of $12 million. For fiscal 2007, we recorded $3 million in unrealized losses resulting from the change in market value of Lear common stock.

Investment in ImClone Systems Incorporated

We adopted the provisions of the fair value option as of January 1, 2007 and elected to apply the fair value option to our investment in ImClone Systems Incorporated (“ImClone”). It is our policy to apply the fair value option to all of our investments that would be subject to the equity method of accounting. In the fourth quarter of fiscal 2006, we first applied the equity method of accounting to our investment in ImClone due to changes in ImClone’s board, resulting in our having the ability to exercise significant influence over ImClone.

As of the date of adoption, the carrying value of our investment in ImClone was approximately $164 million and the fair value of our investment was $122 million. In accordance with the transition requirements, we recorded a cumulative effect adjustment to beginning partners’ equity for the difference between the fair value and carrying value on the date of adoption, which reduced partners’ equity by $42 million.

In the fourth quarter of fiscal 2008, we received $319 million pursuant to a tender offer from Bristol-Myers Squibb Company as consideration for their purchase of all of the ImClone shares held by us. For fiscal 2008, we recorded a realized gain of $197 million in the sale of all of the ImClone shares. In fiscal 2007, we recorded $74 million of unrealized gains resulting from the change in the market value of ImClone’s stock. Such gains are reflected as a component of net gain (loss) from investment activities in the consolidated statements of operations.

c. Automotive

Investments in Non-Consolidated Affiliates

Federal-Mogul maintains investments in 14 non-consolidated affiliates, that are located in China, Germany, India, Italy, Japan, Korea, Turkey, the United Kingdom and the United States. Federal-Mogul’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investments in these affiliates were $238 million and $221 million at December 31, 2009 and 2008, respectively. Upon our purchase of the controlling interest in Federal-Mogul, Federal-Mogul’s investments in non-consolidated affiliates were adjusted to estimated fair value during fiscal 2008. These estimated fair values were determined based upon internal and external valuations considering various relevant market rates and transactions, and discounted cash flow valuations methods, among other factors, as further described in Note 3, “Operating Units.”

Federal-Mogul evaluated the recorded value of its investments in non-consolidated affiliates for potential impairment as of December 31, 2009 and 2008. Given the economic downturn in the global automotive industry and the related declines in anticipated production volumes during fiscal 2008, Federal-Mogul concluded that its investments in non-consolidated affiliates were impaired, and an impairment charge of $64 million was recorded for the period March 1, 2008 through December 31, 2008.

Included in the aggregate investments in non-consolidated affiliates of $238 million is the remaining fair value step-up (net of impairment, amortization and foreign currency) of $61 million, which represents a difference between the amounts of these investments and underlying equity. This difference is comprised of $34 million of definite-lived intangible and tangible assets with a weighted average remaining useful life of 17 years, and $27 million of indefinite-lived intangible and tangible assets. There were no such impairments for fiscal 2009.

Equity earnings from non-consolidated affiliates amounted to $16 million and $19 million for fiscal 2009 and for the period March 1, 2008 through December 31, 2008, respectively, which are included in other income, net in our consolidated financial statements. For fiscal 2009, these entities generated sales of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Investments and Related Matters  – (continued)

$504 million, net income of $45 million, and at December 31, 2009 had total net assets of approximately $511 million. Distributed dividends to Federal-Mogul from non-consolidated affiliates were $7 million and $28 million for fiscal 2009 and for the period March 1, 2008 through December 31, 2008, respectively.

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

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of December 31, 2009, the total amount of the contingent guarantee, were all triggering events to occur, approximated $60 million. Federal-Mogul believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting.

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

7. Fair Value Measurements  – (continued)

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

The following table summarizes the valuation of the Private Funds’ investments by the above fair value hierarchy levels measured on a recurring basis as of December 31, 2009 and 2008 (in millions of dollars):

Investment Management

	December 31, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments:
Equity securities	$2,875	$33	$—	$2,908	$2,826	$49	$—	$2,875
Corporate debt	—	1,787	228	2,015	16	1,154	56	1,226
Mortgage backed securities	—	168	—	168	—	160	—	160
	2,875	1,988	228	5,091	2,842	1,363	56	4,261
Unrealized gains on derivative contracts(1)	—	6	—	6	—	79	—	79
	$2,875	$1,994	$228	$5,097	$2,842	$1,442	$56	$4,340
Liabilities
Securities sold, not yet purchased:
Equity securities	$2,035	$—	$—	$2,035	$2,273	$—	$—	$2,273
Unrealized losses on derivative contracts(2)	—	111	—	111	1	439	—	440
	$2,035	$111	$—	$2,146	$2,274	$439	$—	$2,713

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Fair Value Measurements  – (continued)

The changes in investments measured at fair value for which the Investment Management operations has used Level 3 inputs to determine fair value are as follows (in millions of dollars):

	2009	2008
Balance at January 1	$56	$—
Realized and unrealized losses, net	(56)	(67)
Purchases, net	228	123
Balance at December 31	$228	$56

There were no unrealized losses included in earnings related to Level 3 investments still held at December 31, 2009. Changes in unrealized losses included in earnings for fiscal 2008 related to Level 3 investments still held as of December 31, 2008 were $67 million. Total realized losses recorded for Level 3 investments are reported in net gain (loss) from investment activities in the consolidated statements of operations.

Automotive, Holding Company and Other

The following table summarizes the valuation of our Automotive, Holding Company and other operations’ investments by the above fair value hierarchy levels measured on a recurring basis as of December 31, 2009 and 2008 (in millions of dollars):

	December 31, 2009			December 31, 2008
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Marketable equity and debt securities	$19	$—	$19	$19	$—	$19
Derivative financial instruments(1)	—	13	13	—	1	1
	$19	$13	$32	$19	$1	$20

Liabilities(2)
Derivative financial instruments	$—	$51	$51	$—	$99	$99
Unrealized losses on derivative contracts	—	—	—	—	10	10
	$—	$51	$51	$—	$109	$109

(1)	Amounts are classified within other assets in our consolidated balance sheets.
(2)	Amounts are classified within accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Fair Value Measurements  – (continued)

The following table presents the Federal-Mogul’s defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2009:

	Total	Level 1	Level 2
	(Millions of Dollars)
U.S. Plans:
Investments with Registered Investment Companies
Equity securities	$448	$448	$—
Fixed income securities	142	142	—
	$590	$590	$—
Non-U.S. Plans:
Insurance contracts	$32	$—	$32
Investments with Registered Investment Companies
Fixed income securities	8	8	—
Equity securities	1	1	—
Government bonds	2	—	2
Equity securities	1	1	—
Cash	1	1	—
	$45	$11	$34

In addition to items that are measured at fair value on a recurring basis, there are also assets and liabilities that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets (see Notes 3, “Operating Units” and Note 9, “Goodwill and Intangible Assets, Net”), investments in non-consolidated affiliates (see Note 6, “Investment and Related Matters — Automotive”) and CARO (see Note 20, “Commitments and Contingencies”). We determined that the fair value measurements included in each of these assets and liabilities rely primarily on our assumptions as unobservable inputs that are not publicly available. As such, we have determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

8. Financial Instruments

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Financial Instruments  – (continued)

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

The Private Funds may also purchase and write option contracts. As a writer of option contracts, the Private Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Private Funds are obligated to purchase or sell, at the holder’s option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Private Funds’ satisfaction of the obligations may exceed

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Financial Instruments  – (continued)

the amount recognized in the consolidated balance sheets. At December 31, 2009, the maximum payout amounts relating to written put options were $268 million. The Private Funds did not have any written put options at December 31, 2008.

Certain terms of the Private Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2009 is $111 million.

At December 31, 2009, the Private Funds had approximately $436 million posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash within our consolidated balance sheet.

U.S. GAAP requires the disclosure of information about obligations under certain guarantee arrangements. Such guarantee arrangements requiring disclosure include contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.

The Private Funds have entered into certain derivative contracts, in the form of credit default swaps, which meet the accounting definition of a guarantee, whereby the occurrence of a credit event with respect to the issuer of the underlying financial instrument may obligate the Private Funds to make a payment to the swap counterparties. As of December 31, 2009 and 2008, the Private Funds have entered into such credit default swaps with a maximum notional amount of approximately $164 million and $604 million, respectively, with terms of approximately three years as of December 31, 2009. We estimate that our maximum exposure related to these credit default swaps approximates 33.8% of such notional amounts as of December 31, 2009.

The following table presents the notional amount, fair value, underlying referenced credit obligation type and credit ratings for derivative contracts in which the Private Funds are assuming risk (in millions of dollars):

	December 31, 2009		December 31, 2008
Credit Derivative Type Derivative Risk Exposure	Notional Amount	Fair Value	Notional Amount	Fair Value	Underlying Reference Obligation
Single name credit default swaps:
Investment grade risk exposure	$—	$—	$408	$7	Corporate Credit
Below investment grade risk exposure	164	(16)	196	(106)	Corporate Credit
	$164	$(16)	$604	$(99)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Financial Instruments  – (continued)

The following table presents the fair values of the Private Funds’ derivatives (in millions of dollars):

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Not Designated as Hedging Instruments	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Interest rate contracts	$—	$20	$—	$18
Foreign exchange contracts	—	8	—	—
Equity contracts	9	—	—	17
Credit contracts	26	176	140	530
Sub-total	35	204	140	565
Netting across contract types(3)	(29)	(125)	(29)	(125)
Total(4)	$6	$79	$111	$440

(1)	Net asset derivatives are located within other assets in our consolidated balance sheets.
(2)	Net liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.
(3)	Represents the netting of receivables balances with payable balances for the same counterparty across contract types pursuant to netting agreements.
(4)	Excludes netting of cash collateral received and posted. The total collateral posted at December 31, 2009 was approximately $436 million across all counterparties.

The following table presents the effects of the Private Funds’ derivative instruments on the statement of operations for fiscal 2009 (in millions of dollars):

Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized in Income(1)
Interest rate contracts	$57
Foreign exchange contracts	(7)
Equity contracts	(61)
Credit contracts	323
$312

(1)	Gains (losses) recognized on the Private Funds’ derivatives are classified in net gain (loss) from investment activities within our consolidated statements of operations.

Each Private Fund’s assets may be held in one or more accounts maintained for the Private Fund by its prime broker or at other brokers or custodian banks, which may be located in various jurisdictions. The prime broker and custodian banks are subject to various laws and regulations in the relevant jurisdictions in the event of their insolvency. Accordingly, the practical effect of these laws and their application to the Fund’s assets may be subject to substantial variations, limitations and uncertainties. The insolvency of any of the prime brokers, custodian banks or clearing corporations may result in the loss of all or a substantial portion of the Private Fund’s assets or in a significant delay in the Private Fund having access to those assets.

Credit concentrations may arise from investment activities and may be impacted by changes in economic, industry or political factors. The Private Funds routinely execute transactions with counterparties in the financial services industry, resulting in credit concentration with respect to this industry. In the ordinary course of business, the Private Funds may also be subject to a concentration of credit risk to a particular counterparty.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Financial Instruments  – (continued)

The Private Funds seek to mitigate these risks by actively monitoring exposures, collateral requirements and the creditworthiness of our counterparties.

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

Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. Federal-Mogul had notional values of approximately $10 million and $5 million of foreign currency hedge contracts outstanding at December 31, 2009 and 2008, respectively, that were designated as hedging instruments for accounting purposes. Unrealized net gains of $1 million were recorded in accumulated other comprehensive loss as of December 31, 2008. Immaterial unrealized net losses were recorded in accumulated other comprehensive loss as of December 31, 2009. No hedge ineffectiveness was recognized during fiscal 2009.

During fiscal 2008, Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. As of December 31, 2009 and 2008, unrealized net losses of $50 million and $67 million, respectively, were recorded in accumulated other comprehensive loss as a result of these hedges. As of December 31, 2009, losses of $34 million are expected to be reclassified from accumulated other comprehensive loss to the consolidated statement of operations within the next 12 months. No hedge ineffectiveness was recognized for fiscal 2009.

These interest rate swaps reduce Federal-Mogul’s overall interest rate risk. However, due to the remaining outstanding borrowings on Federal-Mogul’s debt agreements that continue to have variable interest rates, management believes that interest rate risk to Federal-Mogul could be material if there are significant adverse changes in interest rates.

Federal-Mogul’s production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. The primary purpose of Federal-Mogul’s commodity price forward contract activity is to manage the volatility associated with these forecasted purchases. Federal-Mogul monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include natural gas, copper, nickel, lead, platinum, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to 15 months in the future.

Federal-Mogul had 140 and 364 commodity price hedge contracts outstanding with a combined notional value of $28 million and $91 million at December 31, 2009 and 2008, respectively, substantially all of which mature within one year. Of these outstanding contracts, 112 and 346 commodity price hedge contracts with a combined notional value of $26 million and $83 million at December 31, 2009 and 2008, respectively, were designated as hedging instruments for accounting purposes. Unrealized net gains of $5 million and unrealized net losses of $33 million were recorded in accumulated other comprehensive loss as of December 31, 2009 and 2008, respectively. Unrealized net gains of $3 million were recognized in other income, net during fiscal 2009, associated with ineffectiveness on contracts designated as accounting hedges.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Financial Instruments  – (continued)

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

Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of retailers, distributors, retailers and installers of automotive aftermarket parts. Federal-Mogul’s credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 5% of Federal-Mogul’s sales during fiscal 2009. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.

The following table presents the fair values of Federal-Mogul’s derivative instruments (in millions of dollars):

	Asset Derivatives(1)		Liability Derivatives(1)
Derivatives Designated as Cash Flow – Hedging Instruments	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Interest rate swap contracts	$—	$—	$(50)	$(67)
Commodity contracts	6	—	(1)	(36)
Foreign currency contracts	—	1	—	—
	$6	$1	$(51)	$(103)

Derivatives not Designated as Hedging Instruments
Commodity contracts	$1	$—	$—	$(7)
	$1	$—	$—	$(7)

(1)	Federal-Mogul’s asset derivatives and liability derivatives are classified within accrued expenses and other liabilities on the consolidated balance sheets.

The following tables present the effect of Federal-Mogul’s derivative instruments on the consolidated statement of operations for fiscal 2009 (in millions of dollars):

For the Year Ended December 31, 2009
Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Deriviatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Location of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap contracts	$(11)	Interest expense	$(37)		$—
Commodity contracts	20	Cost of goods sold	(18)	Other income, net	3
Foreign exchange contracts	—	Cost of goods sold	1		—
	$9		$(54)		$3

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Financial Instruments  – (continued)

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives For the Year Ended December 31, 2009
Commodity contracts	Cost of goods sold	$(7)
Commodity contracts	Other income, net	4
		$(3)

9. Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consist of the following (in millions of dollars):

	Amortization Periods	December 31, 2009			December 31, 2008
Description		Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Automotive	1 – 22 years	$640	$(125)	$515	$640	$(76)	$564
Metals	5 – 15 years	11	(4)	7	11	(2)	9
Real Estate	12 – 12.5 years	121	(14)	107	—	—	—
		$772	$(143)	629	$651	$(78)	573
Indefinite-lived intangible assets:
Automotive				354			354
Metals				—			3
Home Fashion				8			13
				362			370
Total intangible assets, net				$991			$943

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Value
Goodwill:
Automotive:
Balance at January 1	$1,298	$(222)	$1,076	$—	$—	$—
Acquisitions	—	—	—	1,527	—	1,527
Fresh-start adjustments	(6)	—	(6)	(229)	—	(229)
Impairment	—	3	3	—	(222)	(222)
Balance at December 31	$1,292	$(219)	$1,073	$1,298	$(222)	$1,076
Metals:
Balance at January 1	$10	$—	$10	$16	$—	$16
Impairment	—	(10)	(10)	—	—	—
Finalize purchase allocation	—	—	—	(6)	—	(6)
Balance at December 31	$10	$(10)	$—	$10	$—	$10
Total goodwill	$1,302	$(229)	$1,073	$1,308	$(222)	$1,086

The aggregate amortization expense related to our definite-live intangible assets was $65 million, $67 million and $1 million for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. We utilize the straight line method of amortization, recognized over the estimated useful lives of the assets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Goodwill and Intangible Assets, Net  – (continued)

The estimated future amortization expense for our definite-lived intangible assets is as follows (in millions of dollars):

Year	Amount
2010	$60
2011	58
2012	57
2013	55
2014	55
Thereafter	344
$629

Automotive

Given the complexity of the calculation and significance of fourth quarter economic activity during fiscal 2008, Federal-Mogul had not yet completed its annual impairment assessment for fiscal 2008 prior to filing its Annual Report on Form 10-K. Based upon the draft valuations and preliminary assessment, our Automotive segment recorded estimated impairment charges of $222 million and $130 million for goodwill and other indefinite-lived intangible assets, respectively, for the period March 1, 2008 through December 31, 2008. During the quarter ended March 31, 2009, Federal-Mogul completed this assessment, and recorded a reduction to its goodwill impairment of $3 million. These charges were required to adjust the carrying value of goodwill and other indefinite-lived intangible assets to estimated fair value. The estimated fair values were determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved, giving appropriate consideration to the unprecedented economic downturn in the automotive industry that continued throughout the fourth quarter of fiscal 2008. The 2008 impairment charge was primarily attributable to significant decreases in forecasted future cash flows as Federal-Mogul adjusts to known and anticipated changes in industry production volumes.

During fiscal 2009, Federal-Mogul identified $6 million of adjustments, principally related to foreign currency translation, associated with the pushdown of final fresh-start values to the individual operating entities that were necessary to properly state goodwill. Accordingly, Federal-Mogul recorded these adjustments during fiscal 2009, which reduced its goodwill balance by $6 million.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Goodwill and Intangible Assets, Net  – (continued)

revenue is generally not heavily based upon prior relationship experience. As such, distinguishing revenue between that attributable to customer relationships as opposed to revenue attributable to recognized customer brands is difficult.

During fiscal 2008, Federal-Mogul completed its analysis of its various aftermarket revenue streams and bifurcated those streams between revenues associated with brand recognition and revenues associated with customer relationships. Valuations for brand names and customer relationships were then determined based upon the estimated revenue streams. As a result of the valuations, Federal-Mogul recorded $484 million for its trademarks and brand names. As part of fresh-start reporting, value was assigned to trademarks or brand names based on its earnings potential or relief from costs associated with licensing the trademarks or brand names. As Federal-Mogul expects to continue using each trademark or brand name indefinitely with respect to the related product lines, the trademarks or brand names have been assigned indefinite lives and are tested annually for impairment. Based on its 2008 annual impairment test, Federal-Mogul recorded a $130 million impairment charge related to these trademarks and brand names.

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

Federal-Mogul evaluates recorded goodwill and other indefinite-lived assets for impairment annually in October of each year. Federal-Mogul concluded that there was no impairment as a result of its annual assessment for fiscal 2009. Federal-Mogul’s goodwill balance of $1,073 million as of December 31, 2009 passed “Step 1” of its annual goodwill impairment analysis, with fair values in excess of carrying values of at least 15%.

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

Our Metals segment’s sales for the first quarter of fiscal 2009 declined significantly as the demand and prices for scrap fell to extremely low levels due to historically low steel mill capacity utilization rates and declines in other sectors of the economy served by our Metals segment. Given the indication of a potential impairment, our Metals segment completed a valuation utilizing discounted cash flows based on current market conditions. This valuation resulted in an impairment loss for goodwill and other indefinite-lived intangible assets of $13 million which was recorded in the first quarter of fiscal 2009, eliminating all goodwill and indefinite-lived intangibles from our Metals segment’s balance sheet.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Goodwill and Intangible Assets, Net  – (continued)

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

In August 2008, our Real Estate operations acquired two net leased properties for $465 million pursuant to a Code Section 1031 exchange. The results of operations of the properties have been included in the consolidated financial statements since the date of acquisition. The aggregate purchase price of $465 million was allocated to the following assets acquired, based on their fair values: land $90 million, buildings and improvements $254 million and $121 million attributable to definite-lived intangible assets relating to values determined for in-place leases and tenant relationships. The allocation of the purchase price was completed in the second quarter of fiscal 2009, resulting in a reclassification of $121 million to definite-lived intangible assets which were initially classified as property, plant and equipment, net. The definite-lived intangible assets are being amortized over the 12 – 12.5 year initial term of the respective leases.

Home Fashion

For fiscal 2009, fiscal 2008 and fiscal 2007 WPI recorded an impairment charge of $5 million, $6 million and $5 million, respectively, related to its trademarks. In recording impairment charges related to its trademarks, WPI compared the fair value of the intangible asset with its carrying value. The estimates of fair value of trademarks are determined using a discounted cash flow valuation methodology referred to as the “relief from royalty” methodology. Significant assumptions inherent in the “relief from royalty” methodology employed include estimates of appropriate marketplace royalty rates and discount rates.

10. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	Useful Life	December 31,
		2009	2008
	(Years)	(In Millions)
Land		$299	$307
Buildings and improvements	4 – 40	536	492
Machinery, equipment and furniture	1 – 25	1,819	1,605
Assets leased to others		473	590
Construction in progress		224	275
		3,351	3,269
Less accumulated depreciation and amortization		(697)	(391)
Property, plant and equipment, net		$2,654	$2,878

Depreciation and amortization expense from continuing operations related to property, plant and equipment for fiscal 2009, fiscal 2008 and fiscal 2007 was $310 million, $237 million and $30 million, respectively

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Property, Plant and Equipment, Net  – (continued)

Total rental expense for continuing operations under operating leases for fiscal 2009, fiscal 2008 and fiscal 2007 was $71 million, $64 million and $16 million, respectively.

11. Equity Attributable to Non-Controlling Interests

Equity attributable to non-controlling interests consists of the following (in millions of dollars):

	December 31,
	2009	2008
Investment Management	$3,719	$3,560
Automotive	324	276
Home Fashion and other	84	108
Total equity attributable to non-controlling interests	$4,127	$3,944

12. Debt

Debt consists of the following (in millions of dollars):

	December 31,
	2009	2008
Senior unsecured variable rate convertible notes due 2013 – Icahn Enterprises	$556	$556
Senior unsecured 7.125% notes due 2013 – Icahn Enterprises	963	961
Senior unsecured 8.125% notes due 2012 – Icahn Enterprises	352	352
Exit Facilities – Federal-Mogul	2,672	2,495
Mortgages payable	114	123
Other	78	84
Total debt	$4,735	$4,571

Senior Unsecured Variable Rate Convertible Notes Due 2013 — Icahn Enterprises

In April 2007, we issued an aggregate of $600 million of variable rate senior convertible notes due 2013 (the “variable rate notes”). The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and issued pursuant to an indenture dated as of April 5, 2007, by and among us, as issuer, Icahn Enterprises Finance Corp. (“Icahn Enterprises Finance”), as co-issuer, and Wilmington Trust Company, as trustee. Icahn Enterprises Finance, our wholly owned subsidiary, was formed solely for the purpose of serving as a co-issuer of our debt securities in order to facilitate offerings of the debt securities. Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the variable rate notes. The variable rate notes bear interest at a rate of three-month LIBOR minus 125 basis points, but the all-in-rate can be no less than 4.0% nor more than 5.5%, and are convertible into our depositary units at a conversion price of $132.595 per depositary unit per $1,000 principal amount, subject to adjustments in certain circumstances. Pursuant to the indenture governing the variable rate notes, on October 5, 2008, the conversion price was adjusted downward to $105.00 per depositary unit per $1,000 principal amount. As of December 31, 2009, the interest rate was 4.0%. The interest on the variable rate notes is payable quarterly on each January 15, April 15, July 15 and October 15. The variable rate notes mature on August 15, 2013, assuming they have not been converted to depositary units before their maturity date.

In the event that we declare a cash dividend or similar cash distribution in any calendar quarter with respect to our depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits and/or stock dividends), the indenture governing the variable rate notes requires that we simultaneously make such distribution to holders of the variable rate notes in accordance with a formula set forth in the indenture. We paid an aggregate cash distribution of $3 million for each of fiscal 2009 and fiscal

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Debt  – (continued)

2008, and $1 million for fiscal 2007, to holders of our variable rate notes in respect to our distributions payment to our depositary unitholders. Such amounts have been classified as interest expense.

Senior Unsecured Notes — Icahn Enterprises

Senior Unsecured 7.125% Notes Due 2013

On February 7, 2005, we issued $480 million aggregate principal amount of 7.125% senior unsecured notes due 2013 (the “2013 Notes”), priced at 100% of principal amount. The 2013 Notes were issued pursuant to an indenture dated February 7, 2005 among us, as issuer, Icahn Enterprises Finance, as co-issuer, Icahn Enterprises Holdings, as guarantor, and Wilmington Trust Company, as trustee (referred to herein as the “2013 Notes Indenture”). Other than Icahn Enterprises Holdings, no other subsidiaries guaranteed payment on the notes.

On January 16, 2007, we issued an additional $500 million aggregate principal amount of 2013 Notes (the “additional 2013 Notes” and, together with the 2013 Notes, the “notes”), priced at 98.4% of par, or at a discount of 1.6%, pursuant to the 2013 Notes Indenture. The notes had a fixed annual interest rate of 7.125%, which was paid every six months on February 15 and August 15, and was due to mature on February 15, 2013.

The 2013 Notes Indenture restricted the ability of Icahn Enterprises and Icahn Enterprises Holdings, subject to certain exceptions, to, among other things: incur additional debt; pay dividends or make distributions; repurchase units; create liens; and enter into transactions with affiliates.

Effective January 15, 2010, pursuant to certain cash tender offers, the 2013 Notes Indenture was satisfied and discharged in accordance with its terms. See Note 21, “Subsequent Events — Senior Notes Offering,” for further discussion of the cash tender offers and termination of the 2013 Notes Indenture.

Senior Unsecured 8.125% Notes Due 2012

On May 12, 2004, Icahn Enterprises and Icahn Enterprises Finance co-issued senior unsecured 8.125% notes due 2012 (“2012 Notes”) in the aggregate principal amount of $353 million. The 2012 Notes were issued pursuant to an indenture, dated as of May 12, 2004, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as guarantor, and Wilmington Trust Company, as trustee (the “2012 Notes Indenture”). The 2012 Notes were priced at 99.266% of principal amount and had a fixed annual interest rate of 8.125%, which was paid every six months on June 1 and December 1. The 2012 Notes was due to mature on June 1, 2012. Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the notes.

The 2012 Notes Indenture restricted the ability of Icahn Enterprises and Icahn Enterprises Holdings, subject to certain exceptions, to, among other, things: incur additional debt; pay dividends or make distributions; repurchase units; create liens and enter into transactions with affiliates.

Effective January 15, 2010, pursuant to certain cash tender offers, the 2012 Notes Indenture was satisfied and discharged in accordance with its terms. See Note 21, “Subsequent Events — Senior Notes Offering,” for further discussion of the cash tender offers and termination of the 2012 Notes Indenture.

Senior Unsecured Notes Restrictions and Covenants

The indenture governing the variable rates notes restricts the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indenture also restricts the incurrence of debt or the issuance of disqualified stock, as defined in the indenture, with certain exceptions. In addition, the indenture governing our variable rate notes requires that on each quarterly determination date that we and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined in the applicable indenture. The indenture also restricts the creation of liens, mergers, consolidations and sales of substantially all of our assets,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Debt  – (continued)

and transactions with affiliates. Each of the 2013 Notes Indenture and the 2012 Notes Indenture contained similar restrictions and covenants prior to their termination on June 15, 2010.

As of December 31, 2009 and 2008, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the applicable indentures. Additionally, as of December 31, 2009, based on certain minimum financial ratios, we and Icahn Enterprises Holdings could not incur additional indebtedness.

On January 15, 2010, we sold $2.0 billion in principal amount of new senior debt securities (the “New Notes”) for issuance in a private placement not registered under the Securities Act. The indenture governing the New Notes in general contain restrictions and covenants similar to those contained in the 2012 Notes Indenture and the 2013 Notes Indenture as described above. See Note 21, “Subsequent Events — Senior Notes Offering” for further discussion.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Debt  – (continued)

Federal-Mogul had $50 million and $57 million of letters of credit outstanding at December 31, 2009 and 2008, respectively, all of which pertain to the term loan credit facility. As of December 31, 2009 and 2008, the borrowing availability under the revolving credit facility was $470 million and $475 million, respectively.

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

The weighted average cash interest rates for debt were approximately 3.5% and 4.6% as of December 31, 2009 and 2008, respectively.

The Exit Facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on (i) investments; (ii) certain acquisitions, mergers or consolidations; (iii) sale and leaseback transactions; (iv) certain transactions with affiliates; and (v) dividends and other payments in respect of capital stock. At each of December 31, 2009 and 2008, Federal-Mogul was in compliance with all debt covenants under the Exit Facilities.

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

As of December 31, 2009, there were no borrowings under the agreement, but there were outstanding letters of credit of $11 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of $46 million at December 31, 2009.

Debt Extinguishment

During the fourth quarter of fiscal 2008, we purchased outstanding debt of entities included in our consolidated financial statements in the principal amount of $352 million and recognized an aggregate gain of $146 million representing the difference between the fair value of the consideration issued in the settlement transaction.

Sale of Previously Purchased Subsidiary Debt

During fiscal 2009, we received proceeds of $166 million from the sale of previously purchased debt of entities included in our consolidated financial statements in the principal amount of $215 million.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Debt  – (continued)

Maturities

The following is a summary of the maturities of our debt obligations (in millions of dollars):

Year	Amount
2010	$99
2011	65
2012	942
2013	1,018
2014	1,825
Thereafter	943
$4,892

As described in Note 21, “Subsequent Events,” on January 15, 2010 we sold $850,000,000 of the 2016 Notes and $1,150,000,000 of the 2018 Notes. A portion of the gross proceeds from the sale of the notes were used to purchase all of the $353 million principal amount of our 2012 Notes and $967 million principal amount of our 2013 Notes. The table above includes our obligations as of December 31, 2009 and thus reflects our 2012 Notes and 2013 Notes as due in the years in which they were originally due.

13. Compensation Arrangements

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Compensation Arrangements  – (continued)

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

The fair value of unvested and vested amounts that have not been withdrawn by the employee in respect of special profits interest allocations (and, prior to January 1, 2008, management fees) is determined at the end of each reporting period based, in part, on the (i) fair value of the underlying net assets of the Private Funds, upon which the respective special profits interest allocations (and prior to January 1, 2008, management fees) are based and (ii) performance of the funds in which such amounts are reinvested. The carrying value of such amounts represents the allocable special profits interest allocation (and, prior to January 1, 2008, management fees) and the appreciation or depreciation thereon. These amounts approximate fair value because the appreciation or depreciation on such amounts is based on the fair value of the Private Funds’ investments, which are marked-to-market through earnings on a quarterly basis.

The General Partners, Icahn Capital, Icahn Management (for periods through August 8, 2007) and New Icahn Management (for the period August 8, 2007 through December 31, 2007) recorded compensation expense of $13 million, $2 million and $22 million related to these rights for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Compensation expense is included in “Selling, general and administrative expenses” in the consolidated statements of operations. Compensation expense arising from grants in special profits interest allocations is recognized in the consolidated financial statements over the vesting period. Accordingly, unvested balances of special profits interest allocations effective January 1, 2008, if any, (and, prior to January 1, 2008, management fees) allocated to certain employees are not reflected in the consolidated financial statements. Unvested amounts not yet recognized as compensation expense within the consolidated statements of operations were $1 million and $4 million as of December 31, 2009 and 2008, respectively. That cost is expected to be recognized over a weighted average of 3.8 years. Cash paid to settle rights that were withdrawn for fiscal 2009, fiscal 2008 and fiscal 2007 was $8 million, $6 million and $14 million, respectively.

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

Automotive

Stock-Based Compensation

On February 2, 2005, the Predecessor Company entered into a five-year employment agreement with José Maria Alapont, effective March 23, 2005, whereby Mr. Alapont was appointed as the Predecessor Company’s president and chief executive officer. In connection with this agreement, the Plan Proponents agreed to amend the Plan to provide that the reorganized Federal-Mogul would grant to Mr. Alapont stock options equal to at least 4% of the value of the Successor Company at the reorganization date (the “Employment Agreement Options”). The Employment Agreement Options vest ratably over the life of the employment agreement, such

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Compensation Arrangements  – (continued)

that one-fifth of the Employment Agreement Options will vest on each anniversary of the employment agreement effective date. For purposes of estimating fair value, the Employment Agreement Options were deemed to expire on December 27, 2014.

Additionally, one-half of the Employment Agreement Options had an additional feature allowing for the exchange of one half of the options for shares of stock of the Successor Company, at the exchange equivalent of four options for one share of Common Stock. The Employment Agreement Options without the exchange feature are referred to herein as “plain vanilla options” and those Employment Agreement Options with the exchange feature are referred to as “options with exchange.”

On the Effective Date and in accordance with the Plan, Federal-Mogul granted to Mr. Alapont stock options to purchase four million shares of Successor Company Common Stock at an exercise price of $19.50 (the “Granted Options”). Pursuant to the Stock Option Agreement dated as of December 27, 2007 between Federal-Mogul and Mr. Alapont (the “Initial CEO Stock Option Agreement”), the Granted Options do not have an exchange feature. In lieu of “options with exchange” under the Employment Agreement Options, the Successor Company entered into a deferred compensation agreement with Mr. Alapont intended to be the economic equivalent of the options with exchange. Under the terms of this deferred compensation agreement, Mr. Alapont is entitled to certain distributions of Common Stock, or, at the election of Mr. Alapont, certain distributions of cash upon certain events as set forth in the Deferred Compensation Agreement dated as of December 27, 2007 between Federal-Mogul and Mr. Alapont (the “Deferred Compensation Agreement”). The amount of the distributions shall be equal to the fair value of 500,000 shares of Common Stock, subject to certain adjustments and offsets, determined as of the first to occur of (1) the date on which Mr. Alapont’s employment with Federal-Mogul terminates, (2) March 23, 2010, the date on which Mr. Alapont’s employment agreement with Federal-Mogul expires, (3) Mr. Alapont’s death, (4) the date Mr. Alapont becomes disabled (as defined for purposes of Section 409A of the Code), (5) at the election of Mr. Alapont, a change in control (as defined for purposes of Section 409A of the Code), or (6) the occurrence of an unforeseeable emergency (as defined for purposes of Section 409A of the Code).

On February 15, 2008, Federal-Mogul entered into a Stock Option Agreement with Mr. Alapont (the “CEO Stock Option Agreement”), which was subsequently approved by Federal-Mogul’s stockholders effective July 28, 2008. The CEO Stock Option Agreement grants Mr. Alapont a non-transferable, non-qualified option (the “CEO Option”) to purchase up to 4,000,000 shares of Federal-Mogul’s common stock subject to the terms and conditions described below. The exercise price for the CEO Option is $19.50 per share, which is at least equal to the fair market value of a share of Federal-Mogul’s common stock on the date of grant of the CEO Option. In no event may the CEO Option be exercised, in whole or in part, after December 27, 2014. The CEO Stock Option Agreement provides for vesting as follows: 80% of the shares of common stock subject to the CEO Option vested as of December 31, 2009 and the final 20% of the shares of common stock subject to the CEO Option shall vest on March 23, 2010.

Federal-Mogul revalued the options granted to Mr. Alapont at December 31, 2009, resulting in a revised fair value of $29 million. For fiscal 2009 and for the period March 1, 2008 through December 31, 2008, Federal-Mogul recognized $25 million in expense and $17 million in income, respectively, associated with these options. (Federal-Mogul recognized income associated with these options due to a revised lower fair value during fiscal 2008.) Since the deferred compensation agreement provides for net cash settlement at the option of Mr. Alapont, the CEO Option is treated as a liability award and the vested portion of the CEO Option, aggregating $28 million, has been recorded as a liability as of December 31, 2009. The remaining $1 million of total unrecognized compensation cost as of December 31, 2009 related to non-vested stock options is expected to be recognized ratably over the remaining term of Mr. Alapont’s employment agreement.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Compensation Arrangements  – (continued)

Key assumptions and related option-pricing models used by Federal-Mogul are summarized in the following table:

	December 31, 2009 Valuation
Valuation Model	Plain Vanilla Options Black-Scholes	Options Connected to Deferred Compensation Monte Carlo	Deferred Compensation Monte Carlo
Expected volatility	61%	61%	61%
Expected dividend yield	0%	0%	0%
Risk-free rate over the estimated expected option life	1.41%	1.47%	1.47%
Expected option life (in years)	2.52	2.61	2.61

Expected volatility is based on the average of five-year historical volatility (71%) and implied volatility (50%) for a group of auto industry comparator companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected option lives. Expected dividend yield is zero as Federal-Mogul has not pay dividends to holders of its common stock in the recent past nor does it expect to do so in the future. Expected option lives are primarily equal to one-half of the time to the end of the option term.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Pensions, Other Postemployment Benefits and Employee Benefit Plans

Automotive

Federal-Mogul sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Benefits”) for certain employees and retirees around the world. As prescribed by applicable U.S. GAAP, Federal-Mogul uses appropriate actuarial methods and assumptions in accounting for its defined benefit pension plans, non-pension postemployment benefits, and disability, early retirement and other postemployment benefits. The measurement date for all defined benefit plans is December 31. The following provides a reconciliation of the plans’ benefit obligations, plan assets, funded status and recognition in the consolidated financial balance sheets:

	Pension Benefits
	United States Plans		Non-U.S. Plans		Other Benefits
	2009	2008	2009	2008	2009	2008
	(Millions of Dollars)
Change in benefit obligation:
Benefit obligation, beginning of year	$986	$1,006	$334	$348	$494	$523
Service cost	26	24	8	7	2	1
Interest cost	63	61	18	19	31	30
Employee contributions	—	—	—	—	2	2
Benefits paid	(79)	(75)	(24)	(23)	(50)	(50)
Medicare subsidies received	—	—	—	—	3	4
Curtailment	—	—	(2)	(1)	—	—
Plan amendments	—	1	—	—	(7)	(8)
Actuarial losses (gains) and changes in actuarial assumptions	75	(31)	5	1	28	(3)
Net transfer in	—	—	6	—	—	—
Currency translation	—	—	7	(17)	3	(5)
Benefit obligation, end of year	$1,071	$986	$352	$334	$506	$494
Change in plan assets:
Fair value of plan assets, beginning of year	$541	$907	$40	$42	$—	$—
Actual return on plan assets	126	(295)	2	2	—	—
Company contributions	2	4	23	23	45	44
Benefits paid	(79)	(75)	(24)	(23)	(50)	(50)
Medicare subsidies received	—	—	—	—	3	4
Employee contributions	—	—	—	—	2	2
Net transfer in	—	—	3	—	—	—
Currency translation	—	—	1	(4)	—	—
Fair value of plan assets at end of year	$590	$541	$45	$40	$—	$—
Funded status of the plan	$(481)	$(445)	$(307)	$(294)	$(506)	$(494)
Amounts recognized in the consolidated balance sheets:
Net liability recognized	$(481)	$(445)	$(307)	$(294)	$(506)	$(494)
Amounts recognized in accumulated other comprehensive loss, inclusive of tax impacts:
Net actuarial loss (gain)	$319	$348	$6	$2	$13	$(2)
Prior service cost (credit)	1	1	—	—	(14)	(8)
Total	$320	$349	$6	$2	$(1)	$(10)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Pensions, Other Postemployment Benefits and Employee Benefit Plans  – (continued)

Weighted-average assumptions used to determine the benefit obligation as of December 31:

	Pension Benefits
	United States Plans		International Plans		Other Benefits
	2009	2008	2009	2008	2009	2008
Discount rate	5.75%	6.45%	5.13%	5.59%	5.65%	6.40%
Rate of compensation increase	3.50%	3.50%	3.14%	3.18%	—	—

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

Information for defined benefit plans with projected benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		Non-U.S. Plans		Other Benefits
	2009	2008	2009	2008	2009	2008
	(Millions of Dollars)
Projected benefit obligation	$1,071	$986	$351	$331	$506	$494
Fair value of plan assets	590	541	41	35	—	—

Information for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		Non-U.S. Plans
	2009	2008	2009	2008
	(Millions of Dollars)
Projected benefit obligation	$1,071	$986	$327	$311
Accumulated benefit obligation	1,058	972	313	297
Fair value of plan assets	590	541	22	18

The accumulated benefit obligation for all pension plans is $1,391 million and $1,289 million for the fiscal years ended December 31, 2009 and 2008, respectively.

Components of net periodic benefit cost for the fiscal years ended December 31:

	Pension Benefits
	United States Plan		Non-U.S. Plans		Other Benefits
	2009	2008	2009	2008	2009	2008
Service cost	$26	$24	$8	$7	$2	$1
Interest cost	63	61	18	19	31	30
Expected return on plan assets	(43)	(74)	(2)	(3)	—	—
Amortization of actuarial losses	30	—	—	—	—	—
Amortization of prior service cost (credit)	—	—	—	—	(1)	—
Settlement and curtailment gain	—	—	(2)	—	—	—
Net periodic cost	$76	$11	$22	$23	$32	$31

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Pensions, Other Postemployment Benefits and Employee Benefit Plans  – (continued)

Weighted-average assumptions used to determine net periodic benefit cost for the fiscal years ended December 31, 2009 and 2008:

	Pension Benefits
	United States Plans		Non-U.S. Plans		Other Benefits
	2009	2008	2009	2008	2009	2008
Discount rate	6.45%	6.25%	5.59%	5.67%	6.40%	6.20%
Expected return on plan assets	8.50%	8.50%	5.79%	6.33%	—	—
Rate of compensation increase	3.50%	3.70%	3.18%	2.74%	—	—

Amounts in accumulated other comprehensive (loss) income expected to be recognized as components of net periodic benefit cost over the next fiscal year:

	Pension Benefits
	United States	Other Benefits
	(Millions of Dollars)
Amortization of actuarial losses	$25	$—
Amortization of prior service credit	—	(2)
Total	$25	$(2)

The assumed health care and drug cost trend rates used to measure next year’s postemployment healthcare benefits are as follows:

	Other Benefits
	2009	2008
Health care cost trend rate	7.1%	7.5%
Ultimate health care cost trend rate	5.0%	5.0%
Year ultimate health care cost trend rate reached	2014	2014
Drug cost trend rate	8.5%	9.2%
Ultimate drug cost trend rate	5.0%	5.0%
Year ultimate drug cost trend rate reached	2014	2014

The assumed health care cost trend rate has a significant impact on the amounts reported for Other Benefits plans. The following table illustrates the sensitivity to a change in the assumed health care cost trend rate:

	Total Service and Interest Cost	APBO
	(Millions of Dollars)
100 basis point (“bp”) increase in health care cost trend rate	$2	$24
100 bp decrease in health care cost trend rate	(2)	(22)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Pensions, Other Postemployment Benefits and Employee Benefit Plans  – (continued)

The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations (“PBO”), associated expense and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on Federal-Mogul’s 2009 funding requirements.

	Pension Benefits
	United States Plans			International Plans			Other Benefits
	Change in 2010 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2010 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2010 Expense	Change in PBO
	(Millions of Dollars)
25 bp decrease in discount rate	$2	$26	$(26)	$—	$9	$(9)	$—	$11
25 bp increase in discount rate	(2)	(26)	26	—	(9)	9	—	(10)
25 bp decrease in return on assets rate	2	—	—	—	—	—	—	—
25 bp increase in return on assets rate	(2)	—	—	—	—	—	—	—

Effective December 31, 2009, Federal-Mogul adopted the new disclosure requirements relating to postretirement benefit plan assets. As disclosed below, among other disclosure requirements, this standard requires disclosures about the inputs and valuation techniques used to develop fair value measurements of plan assets as of the reporting date. For further discussion regarding fair value measurements, including inputs and valuation techniques, of our financial instruments, see Note 7, “Fair Value Measurements.”

Federal-Mogul’s pension plan weighted-average asset allocations at the measurement dates as of December 31, 2009 and 2008, by asset category are as follows:

	United States Plan Assets December 31,			Non-U.S. Plan Assets December 31,
	Actual		Target	Actual		Target
	2009	2008	2010	2009	2008	2010
Asset Category
Equity securities	76%	71%	75%	4%	4%	4%
Debt securities	24%	29%	25%	25%	26%	25%
Insurance contracts	—	—	—	71%	70%	71%
	100%	100%	100%	100%	100%	100%

The U.S. investment strategy mitigates risk by incorporating diversification across appropriate asset classes to meet the plan’s objectives. It is intended to reduce risk, provide long-term financial stability for the plan and maintain funded levels that meet long-term plan obligations while preserving sufficient liquidity for near-term benefit payments. Risk assumed is considered appropriate for the return anticipated and consistent with the total diversification of plan assets. Approximately 73% of plan assets are invested in actively managed investment funds.

The majority of the assets of the non-U.S. plans are invested through insurance contracts. The insurance contracts guarantee a minimum rate of return. Federal-Mogul has no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Pensions, Other Postemployment Benefits and Employee Benefit Plans  – (continued)

Projected benefit payments from the plans are estimated as follows:

	Pension Benefits
	United States	Non-U.S. Plans	Other Benefits
	(Millions of Dollars)
2010	$71	$22	$44
2011	74	21	45
2012	75	22	44
2013	79	24	44
2014	76	25	43
Years 2015 – 2019	406	127	202

Federal-Mogul expects to contribute approximately $105 million to its pension plans in fiscal 2010.

Federal-Mogul also maintains certain defined contribution pension plans for eligible employees. The total expense attributable to the Federal-Mogul’s defined contribution savings plan was $20 million and $21 million fiscal 2009 and the period March 1, 2008 through December 31, 2008, respectively.

Other Postemployment Benefits

Federal-Mogul accounts for benefits to former or inactive employees paid after employment but before retirement under applicable U.S. GAAP. The liabilities for such U.S. and European postemployment benefits for each of the fiscal years ended December 31, 2009 and 2008 were $42 million.

Holding Company and other

We and certain of our subsidiaries have retirement savings plans under Section 401(k) of the Code covering our non-union employees. Under the plans, employees are entitled to defer, within prescribed limits, a portion of their income on a pre-tax basis through contributions to the plans. We currently match the deferrals based upon certain criteria, including levels of participation by our employees. We recorded charges for matching contributions of $1 million for each of fiscal 2009 and fiscal 2008 and $2 million for fiscal 2007.

15. Preferred Units

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

Pursuant to the terms of the preferred units, on February 23, 2009, we declared our scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference per preferred unit of $10.00. The distribution was paid on March 31, 2009 to holders of record as of March 17, 2009. A total of 624,925 additional preferred units were issued. As of December 31, 2009, the number of authorized preferred units was 14,100,000. As of December 31, 2009 and 2008, 13,127,179 and 12,502,254 preferred units were issued and outstanding, respectively.

We recorded $6 million of interest expense in each of fiscal 2009, fiscal 2008 and fiscal 2007 in connection with the preferred units distribution.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Preferred Units  – (continued)

As referenced elsewhere in this report, we are required to redeem all of our outstanding preferred units by March 31, 2010. Please see Item 5, “Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities — Distributions,” for further discussion.

16. Net Income per LP Unit

Basic income (loss) per LP unit is based on net income or loss attributable to Icahn Enterprises allocable to limited partners after deducting preferred pay-in-kind distributions to preferred unitholders. Net income or loss allocable to limited partners is divided by the weighted-average number of LP units outstanding. Diluted income (loss) per LP unit is based on basic income (loss) adjusted for interest charges applicable to the variable rate notes and earnings before the preferred pay-in-kind distributions as well as the weighted-average number of units and equivalent units outstanding. The preferred units are considered to be equivalent units for the purpose of calculating income or loss per LP unit.

The following table sets forth the allocation of net income (loss) attributable to Icahn Enterprises from continuing operations allocable to limited partners and the computation of basic and diluted income (loss) per LP unit for the periods indicated (in millions of dollars, except per unit data):

	Year Ended December 31,
	2009	2008	2007
Income (loss) attributable to Icahn Enterprises from continuing operations	$233	$(528)	$219
Less: Income from common control acquisitions allocated to general partner	—	(40)	(203)
	233	(568)	16
Basic income (loss) attributable to Icahn Enterprises from continuing operations allocable to limited partners (98.01% share of income or loss)	$228	$(557)	$16
Basic income attributable to Icahn Enterprises from discontinued operations allocable to limited partners	$1	$500 (1)	$87
Basic income (loss) per LP Unit:
Income (loss) from continuing operations	$3.04	$(7.84)	$0.24
Income from discontinued operations	0.01	7.04	1.34
	$3.05	$(0.80)	$1.58
Basic weighted average LP units outstanding	75	71	65
Diluted income (loss) per LP Unit:
Income (loss) from continuing operations	$2.96	$(7.84)	$0.24
Income from discontinued operations	0.01	7.04	1.34
	$2.97	$(0.80)	$1.58
Dilutive weighted average LP units outstanding	79	71	65

(1)	Includes a charge of $25 allocated to the general partner relating to the sale of ACEP.

The effect of dilutive securities in computing diluted income (loss) per LP unit is as follows (in millions):

	Year Ended December 31,
	2009	2008	2007
Redemption of preferred LP units	4	—	—

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Net Income per LP Unit  – (continued)

The income effect from the redemption of preferred LP units and the variable rate notes represents the add-back to income for interest expense accruals.

As their effect would have been anti-dilutive, the following equivalent units have been excluded from the weighted average LP units outstanding for the periods indicated (in millions):

	Year Ended December 31,
	2009	2008	2007
Redemption of preferred LP units	—	2	1
Variable rate notes	5	5	3

17. Segment and Geographic Reporting

As of December 31, 2009, our five reportable segments were: (1) Investment Management; (2) Automotive; (3) Metals; (4) Real Estate and (5) Home Fashion. Our Investment Management segment provides investment advisory and certain administrative and back office services to the Private Funds, but does not provide such services to any other entities, individuals or accounts. Our Automotive segment consists of Federal-Mogul. Our Metals segment consists of PSC Metals. Our Real Estate segment consists of rental real estate, residential property development and the operation of resort properties associated with our residential developments. Our Home Fashion segment consists of WPI. In addition to our five reportable segments, we present the results of the Holding Company which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company.

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

In the tables below, the Investment Management segment is presented on a deconsolidated basis reconciled to segment results included in consolidation. The first column, entitled Icahn Enterprises’ Interests, represents our interests in the results of operations of the Investment Management segment without the impact of eliminations arising from the consolidation of the Private Funds. This includes the gross amount of any special profits interest allocations, incentive allocations and returns on investments in the Private Funds that are attributable to Icahn Enterprises only. This also includes gains and losses on Icahn Enterprises’ direct investments in the Private Funds. The second column represents the total consolidated income and expenses of the Private Funds for all investors, including Icahn Enterprises, before eliminations. Additionally, the second column includes the results of the General Partners and Icahn Capital. The third column represents the eliminations required in order to arrive at our consolidated U.S. GAAP reported results for the segment, which is provided in the fourth column (amounts are in millions of dollars).

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Segment and Geographic Reporting  – (continued)

	Year Ended December 31, 2009
	Investment Management				Automotive	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
	Icahn Enterprises’ Interests	Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management
Revenues
Net sales	$—	$—	$—	$—	$5,330	$382	$45	$369	$—	$6,126
Special profits interest allocations	154	—	(154)	—	—	—	—	—	—	—
Incentive allocations	—	—	—	—	—	—	—	—	—	—
Net gain from investment activities	352 (1)	1,379	(352)	1,379	—	—	—	—	3	1,382
Interest and dividend income	—	217	—	217	8	—	5	—	7	237
Other income, net	—	—	—	—	59	2	46	13	—	120
	506	1,596	(506)	1,596	5,397	384	96	382	10	7,865
Expenses
Cost of goods sold	—	—	—	—	4,538	403	16	338	—	5,295
Selling, general and administrative	35	107	—	142	742	17	58	75	22	1,056
Restructuring and impairment	—	—	—	—	49	13	2	27	—	91
Interest expense	—	4	—	4	135	—	9	1	133	282
	35	111	—	146	5,464	433	85	441	155	6,724
Income (loss) from continuing operations before income tax (expense) benefit	471	1,485	(506)	1,450	(67)	(49)	11	(59)	(145)	1,141
Income tax benefit (expense)	(2)	—	—	(2)	39	19	—	—	(3)	53
Income (loss) from continuing operations	469	1,485	(506)	1,448	(28)	(30)	11	(59)	(148)	1,194
Less: (Income) loss attributable to non-controlling interests from continuing operations	—	(1,307)	328	(979)	(1)	—	—	19	—	(961)
Income (loss) attributable to Icahn Enterprises from continuing operations	$469	$178	$(178)	$469	$(29)	$(30)	$11	$(40)	$(148)	$233

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Segment and Geographic Reporting  – (continued)

	Year Ended December 31, 2008
	Investment Management					Automotive(2)	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management
Revenues:
Net sales	$—		$—	$—	$—	$5,652	$1,239	$73	$425	$—	$7,389
Net (loss) gain from investment activities	(303	)(1)	(3,025)	303	(3,025)	—	—	—	—	102	(2,923)
Interest and dividend income	—		242	—	242	19	—	9	2	51	323
Gain on extinguishment of debt	—		—	—	—	—	—	—	—	146	146
Other income, net	—		—	—	—	56	4	21	11	—	92
	(303)		(2,783)	303	(2,783)	5,727	1,243	103	438	299	5,027
Expenses:
Cost of goods sold	—		—	—	—	4,730	1,102	32	394	—	6,258
Selling, general and administrative	32		21	—	53	709	34	46	89	34	965
Restructuring and impairment	—		—	—	—	566	—	4	37	—	607
Interest expense	—		12	—	12	166	1	7	2	135	323
	32		33	—	65	6,171	1,137	89	522	169	8,153
(Loss) income from continuing operations before income tax (expense) benefit	(335)		(2,816)	303	(2,848)	(444)	106	14	(84)	130	(3,126)
Income tax (expense) benefit	—		—	—	—	(9)	(40)	—	—	2	(47)
Income (loss) from continuing operations	(335)		(2,816)	303	(2,848)	(453)	66	14	(84)	132	(3,173)
Less: loss attributable to non-controlling interests from continuing operations	—		2,787	(274)	2,513	103	—	—	29	—	2,645
Income (loss) attributable to Icahn Enterprises from continuing operations	$(335)		$(29)	$29	$(335)	$(350)	$66	$14	$(55)	$132	$(528)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Segment and Geographic Reporting  – (continued)

	Year Ended December 31, 2007
	Investment Management				Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
	Icahn Enterprises’ Interests	Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management
Revenues:
Net sales	$—	$—	$—	$—	$834	$91	$683	$—	$1,608
Management fees	128	—	(117)	11	—	—	—	—	11
Incentive allocations	71	—	(71)	—	—	—	—	—	—
Net gain from investment activities	21 (1)	355	(21)	355	—	—	—	84	439
Interest and dividend income	1	221	—	222	1	13	7	129	372
Other income, net	—	—	—	—	(1)	9	16	37	61
	221	576	(209)	588	834	113	706	250	2,491
Expenses:
Cost of goods sold	—	—	—	—	778	46	681	—	1,505
Selling, general and administrative	47	38	—	85	18	42	112	37	294
Restructuring and impairment	—	—	—	—	—	4	49	—	53
Interest expense	—	15	—	15	1	7	2	125	150
	47	53	—	100	797	99	844	162	2,002
Income (loss) from continuing operations before income tax (expense) benefit	174	523	(209)	488	37	14	(138)	88	489
Income tax (expense) benefit	(4)	—	—	(4)	5	—	—	(10)	(9)
Income (loss) from continuing operations	170	523	(209)	484	42	14	(138)	78	480
Less: (income) loss attributable to non-controlling interests from continuing operations	—	(298)	(16)	(314)	—	—	54	(1)	(261)
Income (loss) attributable to Icahn Enterprises from continuing operations	$170	$225	$(225)	$170	$42	$14	$(84)	$77	$219

(1)	Through December 31, 2009, we have made direct investments aggregating $1.7 billion in the Private Funds for which no special profits interest allocations or incentive allocations are applicable. As of December 31, 2009, the total value of these investments is approximately $1.7 billion, with an unrealized gain of $328 million for fiscal 2009, and an unrealized loss of $274 million and $16 million for fiscal 2008 and fiscal 2007, respectively. These investments and related earnings are reflected in the Private Funds’ net assets and earnings.
(2)	Automotive results are for the period March 1, 2008 through December 31, 2008.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Segment and Geographic Reporting  – (continued)

Condensed balance sheets by reportable segment as of December 31, 2009 and 2008 are presented below (in millions of dollars).

	December 31, 2009
	Investment Management	Automotive	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
ASSETS
Cash and cash equivalents	$12	$1,034	$13	$137	$81	$593	$1,870
Cash held at consolidated affiliated partnerships and restricted cash	3,306	—	7	4	—	17	3,334
Investments	5,091	238	3	—	12	16	5,360
Accounts receivable, net	—	950	49	6	74	—	1,079
Inventories, net	—	823	62	—	114	—	999
Property, plant and equipment, net	—	1,834	107	570	140	3	2,654
Goodwill and intangible assets, net	—	1,942	7	107	8	—	2,064
Other assets	95	306	51	13	36	69	570
Total assets	$8,504	$7,127	$299	$837	$465	$698	$17,930
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$420	$1,812	$51	$30	$53	$284	$2,650
Securities sold, not yet purchased, at fair value	2,035	—	—	—	—	—	2,035
Due to brokers	376	—	—	—	—	—	376
Postemployment benefit liability	—	1,359	—	—	—	—	1,359
Debt	—	2,747	2	115	—	1,871	4,735
Total liabilities	2,831	5,918	53	145	53	2,155	11,155
Equity attributable to Icahn Enterprises	1,954	885	246	692	352	(1,481)	2,648
Equity attributable to non-controlling interests	3,719	324	—	—	60	24	4,127
Total equity	5,673	1,209	246	692	412	(1,457)	6,775
Total liabilities and equity	$8,504	$7,127	$299	$837	$465	$698	$17,930

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Segment and Geographic Reporting  – (continued)

	December 31, 2008
	Investment Management	Automotive	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
ASSETS
Cash and cash equivalents	$5	$888	$52	$167	$131	$1,369	$2,612
Cash held at consolidated affiliated partnerships and restricted cash	3,862	40	7	2	1	35	3,947
Investments	4,261	221	4	—	13	16	4,515
Accounts receivable, net	—	939	52	7	59	—	1,057
Inventories, net	—	894	67	—	132	—	1,093
Property, plant and equipment, net	—	1,911	107	707	150	3	2,878
Goodwill and intangible assets, net	—	1,994	22	—	13	—	2,029
Other assets	236	335	37	13	33	30	684
Total assets	$8,364	$7,222	$348	$896	$532	$1,453	$18,815
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,106	$2,068	$68	$30	$58	$284	$3,614
Securities sold, not yet purchased	2,273	—	—	—	—	—	2,273
Due to brokers	713	—	—	—	—	—	713
Postemployment benefit liability	—	1,302	—	—	—	—	1,302
Debt	—	2,576	3	123	—	1,869	4,571
Total liabilities	4,092	5,946	71	153	58	2,153	12,473
Equity attributable to Icahn Enterprises	712	1,000	277	743	390	(724)	2,398
Equity attributable to non-controlling interests	3,560	276	—	—	84	24	3,944
Total equity	4,272	1,276	277	743	474	(700)	6,342
Total liabilities and equity	$8,364	$7,222	$348	$896	$532	$1,453	$18,815

Total capital expenditures and depreciation and amortization by reportable segment were as follows for the periods indicated:

	Capital Expenditures			Depreciation and Amortization
	Year Ended December 31,			Year Ended December 31,
	2009	2008(1)	2007	2009	2008(1)	2007
	(In Millions)
Automotive	$176	$276	$—	$349	$290	$—
Metals	12	38	27	13	16	10
Real Estate	1	468	3	25	9	6
Home Fashion	2	12	30	10	12	16
Holding Company	—	—	—	4	5	4
	$191	$794	$60	$401	$332	$36

(1)	Automotive results are for the period March 1, 2008 through December 31, 2008.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Segment and Geographic Reporting  – (continued)

The following table presents our segment’s geographic net sales from external customers and property, plant and equipment, net for the periods indicated:

	Net Sales(1)			Property, Plant and Equipment, Net
	Year Ended December 31,			December 31,
	2009	2008	2007	2009	2008
	(In Millions)
United States	$2,895	$3,846	$1,533	$1,265	$1,487
Germany	880	1,121	—	422	447
Other	2,351	2,422	75	967	944
	$6,126	$7,389	$1,608	$2,654	$2,878

(1)	Net sales are attributed to countries based on location of customer.

18. Income Taxes

The difference between the book basis and the tax basis of our net assets, not directly subject to income taxes, is as follows (in millions of dollars):

	Year Ended December 31,
	2009	2008
Book basis of net assets	$2,648	$2,398
Book/tax basis difference	(461)	(114)
Tax basis of net assets	$2,187	$2,284

Our corporate subsidiaries recorded the following income tax (expense) benefit attributable to operations for our taxable subsidiaries (in millions of dollars):

	Year Ended December 31,
	2009	2008	2007
Continuing Operations
Current
Domestic	$(9)	$(38)	$(23)
International	(26)	(26)	—
Total current	(35)	(64)	(23)
Deferred
Domestic	52	46	14
International	36	(29)	—
Total deferred	88	17	14
	$53	$(47)	$(9)

	Year Ended December 31,
	2009	2008	2007
Discontinued Operations
Current	$—	$—	$(16)
Deferred	—	(4)	(3)
	$—	$(4)	$(19)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Income Taxes  – (continued)

The tax effect of significant differences representing deferred tax assets (liabilities) (the difference between financial statement carrying value and the tax basis of assets and liabilities) is as follows (in millions of dollars):

	Year Ended December 31,
	2009	2008
Deferred tax assets:
Property, plant and equipment	$10	$24
Net operating loss	862	653
Tax credits	103	52
Postemployment benefits, including pensions	397	413
Reorganization costs	100	110
Other	47	91
Total deferred tax assets	1,519	1,343
Less: Valuation allowance	(1,089)	(988)
Net deferred tax assets	$430	$355
Deferred tax liabilities:
Property, plant and equipment	$(187)	$(194)
Intangible assets	(320)	(336)
Investment in U.S. subsidiaries	(367)	(367)
Other	(43)	—
Total deferred tax liabilities	(917)	(897)
	$(487)	$(542)

We recorded deferred tax assets and deferred tax liabilities of $118 million and $605 million as of December 31, 2009, respectively, and $122 million and $664 million, respectively, as of December 31, 2008. Deferred tax assets and deferred tax liabilities are included in other assets and accrued expenses and other liabilities, respectively, in our consolidated balance sheets.

A reconciliation of the effective tax rate on continuing operations as shown in the consolidated statements of operations to the federal statutory rate is as follows:

	Years Ended December 31,
	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
Foreign operations	3.2	(0.3)	—
Goodwill impairment	—	(2.8)	—
Valuation allowance	0.2	(2.4)	3.0
Gain on settlement of liabilities subject to compromise	(0.1)	(0.9)	—
Income not subject to taxation	(40.2)	(30.5)	(37.5)
Other	(2.7)	0.4	1.3
	(4.6)%	(1.5)%	1.8%

For fiscal 2009, the valuation allowance on deferred tax assets increased $101 million. The increase is attributable to a $78 million increase in the valuation allowance recorded by Federal-Mogul and a $23 million increase in valuation allowance recorded by WPI. For fiscal 2008, the valuation allowance on deferred tax assets increased $821 million. The increase is primarily attributable to a $484 million increase from our

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Income Taxes  – (continued)

acquisition of a controlling interest in Federal-Mogul as of March 1, 2008, plus additional valuation allowances established during fiscal 2008 of $303 million and $34 million, respectively, on the deferred tax assets of Federal-Mogul and WPI.

Automotive

Federal-Mogul did not record taxes on its undistributed earnings from foreign subsidiaries of $617 million at December 31, 2009 since these earnings are considered to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, Federal-Mogul may be subject to U.S. income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

At December 31, 2009, Federal-Mogul had a deferred tax asset of $726 million for tax loss carryforwards and tax credits, including $316 million in the United States with expiration dates from fiscal 2010 through fiscal 2029; $201 million in the United Kingdom with no expiration date; and $209 million in other jurisdictions with various expiration dates. Prior to January 1, 2009, any reduction in the valuation allowance as a result of the recognition of deferred tax assets were adjusted through goodwill. Effective January 1, 2009, pursuant to revised business combination standards, any reduction to the valuation allowance will be reflected through continuing operations.

Metals, Home Fashion and Other

At December 31, 2009, WPI had a deferred tax asset of $197 million for federal and state net operating loss carryforwards with expiration dates from years 2025 through 2029. WPI evaluated all positive and negative evidence associated with its deferred tax assets and concluded that a valuation allowance on all its deferred tax assets should be established.

At December 31, 2009, Atlantic Coast had federal net operating loss carryforwards totaling approximately $17 million, which will begin expiring in the year 2024 and forward.

Accounting for Uncertainty in Income Taxes

Upon the adoption of U.S. GAAP for the accounting for uncertainty in income taxes, we recognized approximately $1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of partners’ equity. On March 1, 2008, approximately $252 million of unrecognized tax benefits were added pursuant to our acquisition of a controlling interest in Federal-Mogul, $92 million of which would have affected the annual effective tax rate.

A summary of the changes in the gross amounts of unrecognized tax benefits for the fiscal years ended December 31, 2009, 2008 and 2007 are as follows (in millions of dollars):

	Years Ended December 31,
	2009	2008	2007
Balance at January 1	$458	$3	$6
Addition from acquisition of Federal-Mogul	—	252	—
Addition based on tax positions related to the current year	18	40	—
Increase for tax positions of prior years	11	207	—
Decrease for tax positions of prior years	(43)	(16)	(3)
Decrease for statute of limitation expiration	(25)	(19)	—
Impact of currency translation and other	1	(9)	—
Balance at December 31, 2009	$420	$458	$3

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Income Taxes  – (continued)

At December 31, 2009, 2008 and 2007, we had unrecognized tax benefits of $420 million, $458 million and $3 million, respectively. Of these totals, $87 million, $86 million and $3 million represents the amount of unrecognized tax benefits that if recognized, would affect the annual effective tax rate in the respective periods. The total unrecognized tax benefits differ from the amount which would affect the effective tax rate primarily due to the impact of valuation allowances.

During the next 12 months, we do not anticipate any significant changes to the amount of our unrecognized tax benefits. However, due to ongoing tax examinations, it is not possible to estimate additional net increases or decreases to our unrecognized tax benefits.

We recognize interest accrued related to unrecognized tax benefits in interest expense and record penalties as a component of income tax expense. We recorded $14 million, $10 million and $1 million as of December 31, 2009, 2008 and 2007, respectively, in liabilities for tax related net interest and penalties in our consolidated balance sheets. Income tax expense related to interest and penalties were $4 million and $3 million for fiscal 2009 and fiscal 2008, respectively. Income tax expense related to interest and penalties for fiscal 2007 was immaterial.

We or certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. We and our subsidiaries are no longer subject to U.S. federal tax examinations for years before 2005 or state and local examinations for years before 2001, with limited exceptions. We, or our subsidiaries, are currently under various income tax examinations in several states and foreign jurisdictions, but are no longer subject to income tax examinations in major foreign tax jurisdictions for years prior to 1998.

19. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following (in millions of dollars):

	December 31,
	2009	2008
Postemployment benefits, net of tax	$(325)	$(341)
Hedge instruments	(68)	(101)
Translation adjustments and other	(233)	(310)
	$(626)	$(752)

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

Many of the sites that are likely to be the costliest to remediate are often current or former commercial waste disposal facilities to which numerous companies sent wastes. Despite the joint and several liability that might be imposed on Federal-Mogul pertaining to these sites, Federal-Mogul’s share of the total waste sent to these sites has generally been small. Federal-Mogul believes its exposure for liability at these sites is limited.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Commitments and Contingencies  – (continued)

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

Total environmental liabilities were $22 million and $26 million at December 31, 2009 and 2008, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheet.

Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment’s results of operations could be materially affected. At December 31, 2009, Federal-Mogul estimates reasonably possible material additional losses above and beyond its best estimate of required remediation costs as recorded approximately $45 million.

Conditional Asset Retirement Obligations

Federal-Mogul records conditional asset retirement obligations (“CARO”) in accordance with applicable U.S. GAAP. Federal-Mogul’s primary CARO activities related to the removal of hazardous building materials at its facilities. Federal-Mogul records a CARO when the amount can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $30 million and $27 million as of December 31, 2009 and 2008, respectively, for CARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of CARO.

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

A roll forward of the CARO liability for fiscal 2009 is as follows (in millions of dollars):

Balance at January 1, 2009	$27
Liabilities incurred	5
Liabilities settled/adjustments	(2)
Balance at December 31, 2009	$30

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Commitments and Contingencies  – (continued)

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

If we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it. In addition, we consolidated the balance sheet of WPI as of December 31, 2009 and WPI’s results of operations for the period from the date of acquisition (August 8, 2005) through December 31, 2009. If we were to own less than 50% of the outstanding common stock or the challenge to our preferred stock ownership is successful, we would have to evaluate whether we should consolidate WPI and, if so, our consolidated financial statements could be materially different from those presented for all periods presented.

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

The parties to the lawsuit have reached an agreement in principle to settle the lawsuit which is subject to court approval, pursuant to which we will pay approximately $9 million and all claims against all defendants will be dismissed. We expect the settlement to be approved and finalized in the second quarter of fiscal 2010.

PSC Metals

Environmental Matters

PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question. PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of December 31, 2009 and 2008. If it is determined that PSC has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Commitments and Contingencies  – (continued)

Certain of PSC Metals’ facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals’ operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management’s judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $27 million and $24 million of December 31, 2009 and 2008, respectively. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.

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

Leases

Future minimum lease payments under operating leases with initial terms of one or more years consist of the following at December 31, 2009 (in millions of dollars):

Year	Operating Leases
2010	$47
2011	37
2012	30
2013	25
2014	24
Thereafter	39
$202

Other

In the ordinary course of business, we, our subsidiaries and other companies in which we invest are parties to various legal actions. In management’s opinion, the ultimate outcome of such legal actions will not have a material effect on our consolidated financial statements taken as a whole.

21. Subsequent Events

Senior Notes Offering

On January 15, 2010, we and Icahn Enterprises Finance Corp. (collectively, the “Issuers”), sold $850,000,000 aggregate principal amount of 7.75% Senior Notes due 2016 (the “2016 Notes”) and $1,150,000,000 aggregate principal amount of 8% Senior Notes due 2018 (the “2018 Notes” and, together with the 2016 Notes, referred to as the “New Notes”) pursuant to the purchase agreement, dated January 12, 2010 (the “Purchase Agreement”), by and among the Issuers, Icahn Enterprises Holdings, as guarantor (the “Guarantor”), and Jefferies & Company, Inc., as initial purchaser (the “Initial Purchaser”). The 2016 Notes were priced at 99.411% of their face value and the 2018 Notes were priced at 99.275% of their face value. The gross proceeds from the sale of the New Notes were approximately $1,986,656,000, a portion of which was used to purchase the approximately $1.28 billion in aggregate principal amount (or approximately 97%) of the 2013 Notes and the 2012 Notes that were tendered pursuant to cash tender offers and consent solicitations and to pay related fees and expenses. Interest on the New Notes will be payable on January 15 and July 15 of each year, commencing July 15, 2010. The Purchase Agreement contains customary

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Subsequent Events  – (continued)

representations, warranties and covenants of the parties and indemnification and contribution provisions whereby the Issuers and the Guarantor, on the one hand, and the Initial Purchaser, on the other, have agreed to indemnify each other against certain liabilities. The 2012 Notes and 2013 Notes were satisfied and discharged pursuant to their respective indentures on January 15, 2010.

The New Notes were issued under and are governed by an indenture, dated January 15, 2010 (the “Indenture”), among the Issuers, the Guarantor and Wilmington Trust Company, as trustee. The Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments. On or after January 15, 2013, the Issuers may redeem all of the 2016 Notes at a price equal to 103.875% of the principal amount of the 2016 Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 101.938% on and after January 15, 2014 and 100% on and after January 15, 2015. On or after January 15, 2014, the Issuers may redeem all of the 2018 Notes at a price equal to 104.000% of the principal amount of the 2018 Notes, plus accrued and unpaid interest, with such option redemption prices decreasing to 102.000% on and after January 15, 2015 and 100% on and after January 15, 2016. Before January 15, 2013, the Issuers may redeem up to 35% of the aggregate principal amount of each of the 2016 Notes and 2018 Notes with the net proceeds of certain equity offerings at a price equal to 107.750% and 108.000%, respectively, of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the 2016 Notes or 2018 Notes, as the case may be, originally issued remains outstanding immediately after such redemption. If the Issuers experience a change of control, the Issuers must offer to purchase for cash all or any part of each holder’s New Notes at a purchase price equal to 101% of the principal amount of the New Notes, plus accrued and unpaid interest.

The New Notes and the related guarantee are the senior unsecured obligations of the Issuers and rank equally with all of the Issuers’ and the Guarantor’s existing and future senior unsecured indebtedness and rank senior to all of the Issuers’ and the Guarantor’s existing and future subordinated indebtedness. The New Notes and the related guarantee are effectively subordinated to the Issuers’ and the Guarantor’s existing and future secured indebtedness to the extent of the collateral securing such indebtedness. The New Notes and the related guarantee are also effectively subordinated to all indebtedness and other liabilities of the Issuers’ subsidiaries other than the Guarantor.

In connection with the sale of the New Notes, the Issuers and the Guarantor entered into a Registration Rights Agreement, dated January 15, 2010 (the “Registration Rights Agreement”), with the Initial Purchaser. Pursuant to the Registration Rights Agreement, the Issuers have agreed to file a registration statement with the SEC, on or prior to 120 calendar days after the closing of the offering of the New Notes, to register an offer to exchange the New Notes for registered notes guaranteed by the Guarantor with substantially identical terms, and to use commercially reasonable efforts to cause the registration statement to become effective by the 210th day after the closing of the offering of the Notes. Additionally, the Issuers and the Guarantor may be required to file a shelf registration statement to cover resales of the New Notes in certain circumstances. If the Issuers and the Guarantor fail to satisfy these obligations, the Issuers may be required to pay additional interest to holders of the New Notes under certain circumstances.

Termination of Indenture Governing Senior Unsecured 8.125% Notes due 2012

Effective January 15, 2010, the 2012 Notes Indenture, among the Issuers, the Guarantor and Wilmington Trust Company, as trustee, was satisfied and discharged in accordance with its terms by the Issuers. The Issuers deposited a total of approximately $364 million with Wilmington Trust Company as trustee under the 2012 Notes Indenture and depositary for a cash tender offer to repay all amounts outstanding under the 2012 Notes and to satisfy and discharge the 2012 Notes Indenture. Approximately $345 million was deposited with the depositary to purchase the 2012 Notes that were tendered pursuant to the cash tender offer. In connection with the purchase of the tendered 2012 Notes, the Issuers paid total consideration of approximately $355 million, which consisted of: (i) $345 million of base consideration for the aggregate principal amount

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Subsequent Events  – (continued)

tendered; (ii) $3 million of accrued and unpaid interest on the tendered 2012 Notes; and (iii) $7 million of consent payments in connection with the solicitation of consents from holders of 2012 Notes to eliminate the incurrence of indebtedness and issuance of preferred stock covenant in the 2012 Notes Indenture. The Issuers also deposited approximately $8 million with the trustee in connection with the redemption of the remaining 2012 Notes.

Termination of Indenture Governing Senior Unsecured 7.125% Notes due 2013

Effective January 15, 2010, the 2013 Notes Indenture, among the Issuers, the Guarantor and Wilmington Trust Company, as trustee, has been satisfied and discharged in accordance with its terms by the Issuers. The Issuers deposited a total of approximately $1,018 million with Wilmington Trust Company as trustee under the 2013 Notes Indenture and depositary for cash tender offer to repay all accounts outstanding under the 2013 Notes and to satisfy and discharge the 2013 Notes Indenture. Approximately $939 million was deposited with the depositary to purchase the 2013 Notes that were tendered pursuant to the cash tender offer. In connection with the purchase of the tendered 2013 Notes, the Issuers paid total consideration of approximately $988 million, which consisted of: (i) $939 million of base consideration for the aggregate principal amount tendered; (ii) $28 million of accrued and unpaid interest on the tendered 2013 Notes; and (iii) $21 million of consent payments in connection with the solicitation of consents from holders of 2013 Notes to eliminate the incurrence of indebtedness and issuance of preferred stock covenant in the 2013 Notes Indenture. The Issuers also deposited approximately $29 million with the trustee in connection with the redemption of the remaining 2013 Notes.

Debt Extinguishment — 2012 Notes and 2013 Notes

In connection with the debt extinguishment related to our 2012 Notes and 2013 Notes as discussed above, we are anticipating recording a $40 million loss on debt extinguishment in the first quarter of fiscal 2010.

Acquisition of Controlling Interest in American Railcar Industries, Inc.

On January 15, 2010, pursuant to a Contribution and Exchange Agreement (the “ARI Contribution and Exchange Agreement”) among Icahn Enterprises, Beckton Corp., a Delaware corporation (“Beckton”), Barberry, Modal LLC, a Delaware limited liability company (“Modal”), and Caboose Holding LLC, a Delaware limited liability company (“Caboose” and, together with Barberry and Modal, collectively, the “ARI Contributing Parties”), the ARI Contributing Parties contributed to Icahn Enterprises 11,564,145 shares of common stock of ARI, representing approximately 54.3% of ARI’s total outstanding common stock as of January 15, 2010, collectively owned by the ARI Contributing Parties for aggregate consideration consisting of 3,116,537 (or approximately $141 million based on the closing price of our depositary units on January 15, 2010) of our depositary units subject to certain post-closing adjustments. ARI is a leading North American designer and manufacturer of hopper and tank railcars. ARI also repairs and refurbishes railcars, provides fleet management services and designs and manufactures certain railcar and industrial components. The transactions contemplated by the ARI Contribution and Exchange Agreement were authorized by the Audit Committee of the board of directors of Icahn Enterprises GP on January 11, 2010. The Audit Committee was advised by independent counsel and an independent financial advisor which rendered a fairness opinion.

Acquisition of Controlling Interest in Viskase Companies, Inc.

On January 15, 2010, pursuant to a Contribution and Exchange Agreement (the “Viskase Contribution and Exchange Agreement”) among Icahn Enterprises, Beckton, Barberry, Koala Holding Limited Partnership, a Delaware limited partnership (“Koala”), High River Limited Partnership, a Delaware limited partnership (“High River”), and Meadow Walk Limited Partnership, a Delaware limited partnership (“Meadow Walk” and, together with Beckton, Barberry, Koala and High River, collectively, the “Viskase Contributing Parties”), the Viskase Contributing Parties contributed to Icahn Enterprises 25,560,929 shares of common stock of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Subsequent Events  – (continued)

Viskase, representing approximately 71.4% of Viskase’s total outstanding common stock as of January 15, 2010, collectively owned by the Viskase Contributing Parties for aggregate consideration consisting of 2,915,695 (or approximately $132 million based on the closing price of our depositary units on January 15, 2010) of our depositary units. Viskase is a leading worldwide producer of non-edible cellulosic, fibrous and plastic casings used to prepare and package processed meat and poultry products. The transactions contemplated by the Viskase Contribution and Exchange Agreement were authorized by the Audit Committee of the board of directors of Icahn Enterprises GP on January 11, 2010. The Audit Committee was advised by independent counsel and an independent financial advisor which rendered a fairness opinion.

Declaration of Distribution on Depositary Units

On February 26, 2010, the board of directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the first quarter of fiscal 2010. The distribution will be paid on March 30, 2010, to depositary unitholders of record at the close of business on March 15, 2010. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

Investment Management

Subsequent to December 31, 2009, our Private Funds received $419 million in subscriptions from investors, of which $7 million was received prior to January 1, 2010 and is reflected as a liability in the consolidated balance sheets. Of the total subscriptions received, $400 million relates to non-fee paying investors, including our direct investment in the Private Funds of $250 million.

Federal-Mogul

Federal-Mogul has operated an aftermarket distribution center in Venezuela for several years, supplying imported replacement automotive parts to the local independent aftermarket. Since 2005, two exchange rates have existed in Venezuela: the official rate, which has been frozen since 2005 at 2.15 bolivars per U.S. dollar; and the parallel rate, which floats at a rate much higher than the official rate. Given the existence of the two rates in Venezuela, Federal-Mogul is required to assess which of these rates is the most appropriate for converting the results of its Venezuelan operations into U.S. dollars at December 31, 2009. Federal-Mogul has no positive intent to repatriate cash at the parallel rate and has demonstrated the ability to repatriate cash at the official rate in early January 2010; thus, the official rate was deemed appropriate for the purposes of conversion into U.S. dollars.

Near the end of 2009, the three year cumulative inflation rate for Venezuela was above 100%, which requires the Venezuelan operation to report its results as though the U.S. dollar is its functional currency in accordance with applicable U.S. GAAP, commencing January 1, 2010 (“inflationary accounting”). The impact of this transition to a U.S. dollar functional currency is that any change in the U.S. dollar value of bolivar denominated monetary assets and liabilities must be recognized directly in earnings.

At December 31, 2009, the summarized balance sheet of the Federal-Mogul’s Venezuelan operations is as follows (all balances are in U.S. dollars, converted at the official exchange rate of 2.15 bolivar per U.S. dollar):

Cash and cash equivalents	$76
Other monetary assets, net	5
Net monetary assets	81
Non-monetary assets, net	5
Total	$86

In early January 2010, prior to the bolivar devaluation, Federal-Mogul repatriated $14 million at the official rate of 2.15 bolivars to U.S. dollar. On January 8, 2010, subsequent to this cash repatriation, the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Subsequent Events  – (continued)

official exchange rate was set by the Venezuelan government at 4.3 bolivars per U.S. dollar, except for certain “strategic industries” that are permitted to buy U.S. dollars at the rate of 2.6 bolivars per U.S. dollar. Subsequent to this devaluation, Federal-Mogul has repatriated $11 million at this “strategic” rate.

Federal-Mogul estimates that the immediate impact of inflationary accounting for its Venezuelan operations in fiscal 2010 is a loss ranging between $13 million and $30 million, largely dependent on its expected ability to continue to repatriate cash at the “strategic” rate of 2.6 bolivars per U.S. dollar versus the official rate of 4.3.

Other

On February 18, 2010, certain of our indirect subsidiaries acquired from Fontainebleau Las Vegas, LLC and certain affiliated entities the Fontainebleau property and improvements thereon located in Las Vegas, Nevada for an aggregate purchase price of approximately $150 million. The Fontainebleau property includes an unfinished building of approximately 7 million square feet that is situated on approximately 25 acres of land.

22. Quarterly Financial Data (Unaudited) (In Millions of Dollars, Except per Unit Data)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2009	2008	2009	2008	2009	2008	2009	2008
Net sales	$1,407	$1,082	$1,465	$2,545	$1,619	$2,225	$1,635	$1,537
Gross margin	148	138	210	464	235	341	238	188
Total revenues	1,766	1,130	2,223	1,865	2,182	1,796	1,694	236
Income from continuing operations	127	(41)	631	(666)	463	(534)	(27)	(1,932)
Income from discontinued operations	—	489	2	(1)	(1)	(2)	—	(1)
Net income (loss)	127	448	633	(667)	462	(536)	(27)	(1,933)
Less: net (income) loss attributable to non-controlling interests	(126)	5	(503)	616	(352)	559	20	1,465
Net income (loss) attributable to Icahn Enterprises	$1	$453	$130	$(51)	$110	$23	$(7)	$(468)
Basic income (loss) per LP unit(1):
Income (loss) from continuing operations	$0.01	$(0.26)	$1.67	$(1.35)	$1.45	$0.34	$(0.09)	$(6.49)
Income (loss) from discontinued operations	(0.00)	7.14	0.03	(0.02)	(0.01)	(0.02)	(0.00)	(0.02)
Basic income (loss) per LP unit	$0.01	$6.88	$1.70	$(1.37)	$1.44	$0.32	$(0.09)	$(6.51)
Diluted income (loss) per LP unit(1):
Income (loss) from continuing operations	$0.01	$(0.26)	$1.56	$(1.35)	$1.40	$0.34	$(0.09)	$(6.49)
Income (loss) from discontinued operations	(0.00)	7.14	0.03	(0.02)	(0.01)	(0.02)	(0.00)	(0.02)
Diluted income (loss) per LP unit	$0.01	$6.88	$1.59	$(1.37)	$1.39	$0.32	$(0.09)	$(6.51)

(1)	Net income (loss) per LP unit is computed separately for each period and therefore, the sum of such quarterly per LP unit amounts may differ from the total for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2009, our management, including our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has performed an assessment according to the guidelines established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2009, is effective.

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

Changes in Internal Control Over Financial Reporting

We made no change in our internal control over financial reporting during the fourth quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Partners of
Icahn Enterprises L.P.

We have audited Icahn Enterprises L.P. and Subsidiaries’ (the “Partnership”) (a Delaware limited partnership) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We did not audit the internal control over financial reporting of Federal-Mogul Corporation, a subsidiary, whose financial statements reflect total assets and revenues of $7.1 and $5.4 billion, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009. Federal-Mogul Corporation’s internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to Federal-Mogul Corporation’s internal control over financial reporting in relation to the Partnership taken as a whole, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of other auditors, Icahn Enterprises L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Icahn Enterprises L.P. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009 and our report thereon dated March 3, 2010, expressed an unqualified opinion.

/s/ Grant Thornton LLP

New York, New York
March 3, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of
Federal-Mogul Corporation

We have audited Federal-Mogul Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Federal-Mogul Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting within Item 8 of Federal-Mogul Corporation’s Form 10-K for the year ended December 31, 2009. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Federal-Mogul Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federal-Mogul Corporation as of December 31, 2009 and 2008 (Successor), and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2009 and 2008 (Successor), and 2007 (Predecessor) (not presented herein), and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 23, 2010

Item 9B. Other Information

On March 1, 2010, Icahn Enterprises and Icahn Capital entered into a new employment contract with Keith A. Meister effective January 1, 2010 (referred to in this Annual Report on Form 10-K as the 2010 Meister Employment Agreement). The 2010 Meister Employment Agreement terminated the June 2009 Meister Employment Agreement and all rights thereunder and under the Former Meister Employment Agreement not previously terminated. For a further description of the 2010 Meister Employment Agreement, see Part III, Item 11, Executive Compensation, “Additional Information Regarding Executive Compensation — Employment Agreements.” A copy of the 2010 Meister Employment Agreement is filed as Exhibit 10.33 to this Annual Report on Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, offices held and ages of the directors and executive officers of Icahn Enterprises GP as of March 3, 2010 are as follows:

Name	Age	Position
Carl C. Icahn	74	Chairman of the Board
William A. Leidesdorf	64	Director
Vincent J. Intrieri	53	Director
James L. Nelson	60	Director
Jack G. Wasserman	73	Director
Keith A. Meister	36	Principal Executive Officer and Vice Chairman of the Board
Dominick Ragone	47	Chief Financial Officer and Principal Accounting Officer

Our directors are selected by Carl C. Icahn, as the controlling stockholder of Icahn Enterprises GP, and are not elected by our limited partners. Individuals who possess characteristics that include integrity, business experience, financial acumen and leadership abilities are qualified to serve on our board of directors. Listed below are our directors and executive officers with their biographies. In addition, we have summarized for each director why such director has been chosen to serve on our board of directors.

Carl C. Icahn has served as Chairman of the Board of Icahn Enterprises GP since 1990. As discussed elsewhere in this Annual Report on Form 10-K in further detail, on August 8, 2007, we acquired the general partnership interests in the General Partners and New Icahn Management. From August 8, 2007 until December 31, 2007, Mr. Icahn served as Chief Executive Officer of New Icahn Management and, commencing January 1, 2008, Mr. Icahn serves as Chief Executive Officer of Icahn Capital. Mr. Icahn also serves as Chief Executive Officer of the General Partners. Prior to January 1, 2008, the General Partners and New Icahn Management provided investment advisory and certain management services to the Private Funds. Effective January 1, 2008, in addition to providing investment advisory services to the Private Funds, the General Partners provide or cause their affiliates to provide certain administrative and back office services to the Private Funds that had been previously provided by New Icahn Management. The investment strategy of the General Partners is set and led by Mr. Icahn. See Part I, Item 1, “Business — Investment Management,” for a further description of our Investment Management Business. Prior to the acquisition of the general partnership interests on August 8, 2007, Mr. Icahn managed these private investment funds through his entities, CCI Onshore Corp. and CCI Offshore Corp. In addition, from September 2004 to February 2005, Mr. Icahn served as the sole member of the predecessors of CCI Onshore Corp. and CCI Offshore Corp. (CCI Onshore LLC and CCI Offshore LLC, respectively). Mr. Icahn has served as a director of West Point International Inc., or WPI, our Home Fashion segment, since October 2005. Since 1984, Mr. Icahn has also served as Chairman of the Board and a director of Starfire Holding Corporation, a privately held holding company. Mr. Icahn was also Chairman of the Board and president of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, from 1968 to 2005. From 1994, Mr. Icahn served as chairman of the board and as a director of American Railcar Industries, Inc., or ARI, a company primarily engaged in the business of manufacturing covered hopper and tank railcars. On January 12, 2010, we acquired an approximate 54.3% controlling interest in ARI from affiliates of Mr. Icahn that currently constitutes our Railcar segment. From October 1998 through May 2004, Mr. Icahn was the president and a director of Stratosphere Corporation, the owner and operator of the Stratosphere Hotel and Casino in Las Vegas, which was sold as part of the sale of our membership interest in American Casino & Entertainment Properties LLC. From September 2000 to February 2007, Mr. Icahn served as the chairman of the board of GB Holdings, Inc., which owned an interest in Atlantic Coast Entertainment Holdings, Inc., or Atlantic Coast, the owner and operator of The Sands Hotel and Casino in Atlantic City until November 2006. Mr. Icahn has been chairman of the board and a director of XO Holdings, Inc., a telecommunications services provider, since February 2006, and of its predecessor from January 2003 to February 2006. Since July 1993, Mr. Icahn has served as a director of Cadus Corporation, a company engaged in the ownership and licensing of yeast-based drug discovery technologies. From May 2005 through January 28, 2010, Mr. Icahn was a director of Blockbuster Inc., a provider of in-home movie rental and game entertainment. From

September 2006 through November 21, 2008, Mr. Icahn was a director of ImClone Systems Incorporated, a biopharmaceutical company, or ImClone, and from October 2006 through November 21, 2008, he was the chairman of the board of ImClone. From August 2007 through September 3, 2009, Mr. Icahn was a director of WCI Communities, Inc., or WCI, a homebuilding company and, from September 2007 through September 3, 2009, was the chairman of the board of WCI. In December 2007, Mr. Icahn became a director of Federal-Mogul, a majority-owned subsidiary of Icahn Enterprises which constitutes our Automotive segment and is a supplier of automotive products, and, since January 2008, has been the chairman of the board of Federal-Mogul. From April 2008 through January 21, 2010 Mr. Icahn was a director of Motricity, Inc., a company that provides mobile content services and solutions. From August 2008 through October 23, 2009, Mr. Icahn was a director of Yahoo! Inc., a company that provides internet services to users, advertisers, publishers and developers worldwide.

Mr. Icahn brings to his role as the Chairman of the Board his significant business experience and leadership role as director in various companies as discussed above, including certain of our subsidiaries. In addition, Mr. Icahn is uniquely qualified based on his historical background for creating value in companies across multiple industries. Mr. Icahn has proven to be a successful investor over the past 40 years.

William A. Leidesdorf has served as a director of Icahn Enterprises GP since March 1991 and is a member of our audit committee. Since December 2003, Mr. Leidesdorf has served as a director and member of the audit committee of American Entertainment Properties Corp., or AEP. From May 2005 until November 15, 2007, Mr. Leidesdorf served as a director and member of the audit committee of Atlantic Coast Entertainment Holdings, Inc. Mr. Leidesdorf was a director of Renco Steel Group, Inc. and was a director of its subsidiary, WCI Steel, Inc., a steel producer which filed for Chapter 11 bankruptcy protection in September 2003. From 1996 through 2002, Mr. Leidesdorf was a director of the Simpson Housing Limited Partnership, a privately held real estate investment trust. Since October 2008, Mr. Leidesdorf has been the owner and managing director of Renaissance Hamptons Mayfair, LLC, a company primarily engaged in acquiring multifamily residential properties, many of which were subject to various federal and state regulatory requirements. Previously, from June 1997 through October 2008, Mr. Leidesdorf was an owner and a managing director of Renaissance Housing, LLC. From April 1995 through December 1997, Mr. Leidesdorf acted as an independent real estate investment banker.

Mr. Leidesdorf brings to his service as a director his significant business experience and leadership role as director in various companies as discussed above. In addition, as indicated above, Mr. Leidesdorf is the owner and managing director of Renaissance Hamptons Mayfair, LLC, which experience has enabled him to understand the business and financial issues that companies may face. Mr. Leidesdorf has also had experience with large-scale real estate workouts and has been responsible for managing real estate portfolios for a number of institutions, including responsibility for audits and compliance with various federal and state regulatory authorities.

Vincent J. Intrieri has served as a Director of Icahn Enterprises GP since July 2006. As discussed elsewhere in further detail, (see Item 1, “Business — Investment Management”), on August 8, 2007, we acquired the general partnership interests in the General Partners and New Icahn Management. From August 8, 2007 until December 31, 2007, Mr. Intrieri served as a Senior Managing Director of New Icahn Management and, since January 1, 2008, Mr. Intrieri has served as a Senior Managing Director of Icahn Capital. Since November 2004 and continuing after our acquisition of the partnership interests, Mr. Intrieri has been a Senior Managing Director of the General Partners. Since November 2005, Mr. Intrieri has been a director of WPI. Mr. Intrieri also serves on the board of directors of Federal-Mogul, which comprises our automotive segment. He is also a director of PSC Metals, Inc., our metals subsidiary, and, since December 2006, he has been a director of National Energy Group, Inc., or NEGI. Since January 1, 2005, Mr. Intrieri has been Senior Managing Director of Icahn Associates Corp. and High River Limited Partnership, entities primarily engaged in the business of holding and investing in securities. Since April 2005, Mr. Intrieri has been the President and Chief Executive Officer of Philip Services Corporation, an industrial services company. Since August 2005, Mr. Intrieri has served as a director of ARI. From March 2005 to December 2005, Mr. Intrieri was a Senior Vice President, the Treasurer and the Secretary of ARI. Since April 2003, Mr. Intrieri has been chairman of the board of directors and a director of Viskase Companies, Inc., or Viskase, a producer of cellulosic and plastic casings used in preparing and packaging processed meat products. On January 12, 2010 we acquired an approximate 71.4% controlling interest in Viskase from affiliates of Mr. Icahn that currently constitutes our Food Packaging segment. From August 2007 through September 3, 2009, Mr. Intrieri was a director of WCI. Mr. Intrieri also serves on the board of directors of XO Holdings, a telecommunications company. With respect to Icahn Associates Corp., High River Limited Partnership, Philip Services Corporation and XO Holdings, Carl C. Icahn, directly or indirectly, either (i) controls such company or (ii) has an interest in such company through the ownership of securities. Mr. Intrieri is a certified public accountant.

Mr. Intrieri brings to his service as a director his significant experience and leadership role as director of various companies as discussed above, including certain of our subsidiaries. In particular, his experience as a director in Icahn Capital, WPI, PSC Metals, Philip Services Corporation, Federal-Mogul, ARI, and Viskase enables him to understand the complex business and financial issues that we may face.

James L. Nelson has served as a director of Icahn Enterprises GP since June 2001 and is a member of our audit committee. Since December 2003, Mr. Nelson has served as a director and member of the audit committee of American Entertainment Properties Corp., or AEP. From May 2005 until November 15, 2007, Mr. Nelson served as a director and member of the audit committee of Atlantic Coast Entertainment Holdings, Inc. From 1986 until 2009, Mr. Nelson was Chairman and Chief Executive Officer of Eaglescliff Corporation, a specialty investment banking, consulting and wealth management company. From March 1998 through 2003, Mr. Nelson was Chairman and Chief Executive Officer of Orbit Aviation, Inc., a company engaged in the acquisition and completion of Boeing Business Jets for private and corporate clients. From August 1995 until July 1999, Mr. Nelson was Chief Executive Officer and Co-Chairman of Orbitex Management, Inc., a financial services company in the mutual fund sector. From August 1995 until March 2001, he was on the Board of Orbitex Financial Services Group. Mr. Nelson currently serves as a director and Chairman of the audit committee of Viskase Companies, Inc. From January 2008 through June 2008, Mr. Nelson served as a director and member of the audit committee of Shuffle Master, Inc., a gaming manufacturing company. From March 2008 until February 2010, Mr. Nelson was a director and served on the audit committee of Pacific Energy Resources Ltd., an energy producer. Since April 2008, Mr. Nelson has served as a director and currently serves as Chairman of the audit committee of the board of directors of Cequel Communications, an owner and operator of a large cable television system.

Mr. Nelson brings to his service as a director his significant experience and leadership roles serving as Chief Executive Officer, Director and Chairman of the audit committee of various companies as discussed above, including certain of our subsidiaries.

Jack G. Wasserman has served as a director of Icahn Enterprises GP since December 1993 and is chairman of our audit committee. Since December 2003, Mr. Wasserman has served as a director and chairman of the audit committee of American Entertainment Properties Corp., or AEP. From May 2005 until November 15, 2007, Mr. Wasserman has served as a director and chairman of the audit committee of Atlantic Coast Entertainment Holdings, Inc. Mr. Wasserman is an attorney and a member of the Bars of New York, Florida and the District of Columbia. From 1966 until 2001, he was a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm, and its predecessors. Since September 2001, Mr. Wasserman has been engaged in the practice of law as a sole practitioner. Since December 1998, Mr. Wasserman has been a director of NEGI. Mr. Wasserman is also a director of Cadus Corporation, a biotechnology company controlled by Mr. Icahn. Since March 2004, Mr. Wasserman has been a director of Wendy’s/Arby’s Group, Inc., formerly Triarc Companies, Inc., an owner and franchisor of the Wendy’s and Arby’s restaurant systems. Mr. Wasserman serves as chairman of the ERISA committee and as a member of the audit and compensation committees of Wendy’s/Arby’s Group, Inc. He is a current and past director of numerous not-for-profit organizations.

Mr. Wasserman brings to his service as a director his significant experience and leadership roles as a director of various companies. In addition, Mr. Wasserman practiced law for almost 40 years with the law firm of Wasserman, Schneider, Babb & Reed of which he was a senior partner; the firm concentrated its practice in international trade and related corporate matters, primarily for Fortune 500-type companies operating in a broad range of industries, and he is familiar with financial statements and domestic and trans-border transactions. In 2007, Mr. Wasserman received a professional Certificate in Financial Analysis from New York University.

Keith A. Meister has served as Principal Executive Officer and Vice Chairman of the Board of Icahn Enterprises GP since March 2006. He served as Chief Executive Officer of Icahn Enterprises GP from August 2003 until March 2006 and as President of Icahn Enterprises GP from August 2003 until April 2005. From August 8, 2007 until December 31, 2007, Mr. Meister served as a Managing Director of New Icahn Management and, commencing January 1, 2008, Mr. Meister serves as a Senior Managing Director of Icahn Capital. In addition, since November 2004, Mr. Meister has served as a Senior Managing Director of the General Partners. Mr. Meister also serves as a director of various direct and indirect subsidiaries of Icahn Enterprises, including Federal-Mogul. Since June 2002, Mr. Meister has served as senior investment analyst and subsequently Senior Managing Director of High River Limited Partnership. He also serves on the boards of directors of XO Holdings and Motorola, Inc., entities in which Carl C. Icahn, directly or indirectly, either (i) controls such company or (ii) has an interest in such company through the ownership of securities.

Mr. Meister serves as Vice Chairman of the Board because of his significant experience and leadership roles serving as a director in various companies as discussed above, including certain of our subsidiaries. In particular, his experience as a Senior Managing Director of Icahn Capital and Principal Executive Officer of Icahn Enterprises GP enables him to understand the complex business and financial issues that we may face.

Dominick Ragone has served as Chief Financial Officer of Icahn Enterprises GP since July 28, 2008. Prior to his appointment as Chief Financial Officer, from May 2007 to June 2008, Mr. Ragone was the Assistant Controller for Bear Stearns. Mr. Ragone also held positions as a Managing Director for Morgan Stanley from 2004 to 2007 and as a Partner for PricewaterhouseCoopers LLP from 1988 to 2004. During his tenure at PricewaterhouseCoopers LLP, Mr. Ragone served as a Professional Accounting Fellow with the SEC’s Office of the Chief Accountant from 1999 to 2001.

In addition, on February 11, 2010, Icahn Enterprises entered into an employment agreement with Daniel A. Ninivaggi (referred to as the Ninivaggi Employment Agreement) pursuant to which Mr. Ninivaggi will serve as the President of Icahn Enterprises, Icahn Enterprises Holdings and Icahn Enterprises GP. Mr. Ninivaggi will be (i) principally responsible for overseeing portfolio company operations, generally not including the entities involved with the hedge funds managed and advised by subsidiaries of Icahn Enterprises Holdings and (ii) involved with acquisitions, dispositions and financings engaged in by Icahn Enterprises, Icahn Enterprises Holdings and subsidiaries.

Mr. Ninivaggi will commence his duties under the Ninivaggi Employment Agreement on or after March 15, 2010, but in no event later than April 15, 2010, and his employment thereunder will continue through December 31, 2012, unless otherwise terminated earlier pursuant to the terms of the Ninivaggi Employment Agreement.

Pursuant to the Ninivaggi Employment Agreement, Mr. Ninivaggi is entitled to: (i) a base salary at the per annum rate of $650,000 for the period ending December 31, 2010 and for each of the fiscal years ending December 31, 2011 and 2012; (ii) a bonus in the amount of $550,000 for the period ending on December 31, 2010; and (iii) a bonus of not less than $450,000 and not more than $650,000 for each of the fiscal years ending December 31, 2011 and 2012. Mr. Ninivaggi will also receive a relocation payment of $300,000 in connection with the commencement of his employment.

In addition, on February 11, 2010, Icahn Enterprises and Mr. Ninivaggi entered into a Class A Option Agreement and Class B Option Agreement (together, referred to as the Option Agreements). Pursuant to terms of the Ninivaggi Employment Agreement, Mr. Ninivaggi was granted Class A options to purchase 100,000 of our depositary units with an exercise price of $45.60 per depositary unit, and Class B options to purchase 100,000 of our depositary units with an exercise price of $55.60 per depositary unit. Each of the Class A options and the Class B options (collectively, referred to as the Options) shall vest as to 33,334 Options, on December 31, 2010; 33,333 Options on December 31, 2011 and the balance of 33,333 Options on December 31, 2012. The Options will expire on December 31, 2014 except as otherwise set forth in the Ninivaggi Employment Agreement or the Option Agreements.

Mr. Ninivaggi, age 45, has served as Of Counsel to the international law firm of Winston & Strawn LLP since July 2009. From 2003 until July 2009, Mr. Ninivaggi served in a variety of executive positions at Lear Corporation, a global supplier of automotive seating systems and electrical power management systems, including as General Counsel from 2003 through 2007, as Senior Vice President from 2004 until 2006, and most recently as Executive Vice President and Chief Administrative Officer from 2006. Prior to joining Lear Corporation, from 1998 to 2003, Mr. Ninivaggi was a partner of Winston & Strawn LLP, specializing in corporate finance, mergers and acquisitions, and corporate governance. Mr. Ninivaggi has also served as a director of CIT Group Inc., a bank holding company, since December 18, 2009.

Mr. Ninivaggi will be deemed a named executive officer for fiscal 2010 and will be included as such in Part III in our Annual Report on Form 10-K for fiscal 2010.

Audit Committee

James L. Nelson, William A. Leidesdorf and Jack G. Wasserman serve on our audit committee. We believe that the audit committee members are “independent” as defined in the currently applicable listing standards of the New York Stock Exchange, or NYSE. A copy of the audit committee charter is available on our website at www.ielp.com/files/pdf/audit_committee_charter.pdf or may be obtained without charge by writing to Icahn Enterprises L.P., 767 Fifth Avenue, Suite 4700, New York, NY 10153, Attention: Investor Relations.

Our audit committee has quarterly, in-person meetings with management, our chief internal auditor and representatives of our independent auditor. The audit committee also holds separate meetings with the auditors and with management, including our chief internal auditor. Following these meetings, the committee meets in executive session. In addition, the audit committee, with certain exceptions, has regularly scheduled monthly meetings by telephone at which our CFO and representatives of our independent auditor participate.

The functions of our audit committee include, but are not limited to: (1) the review of our financial and accounting policies and procedures, including oversight; (2) the selection of our independent auditor and the determination of the auditor’s fees for audit services; (3) the pre-approval of any non-audit services and the fees to be paid to our independent auditor; (4) the obtaining, at least annually, of a report from our auditors of the adequacy of our internal controls over financial reporting; (5) the review of the results of all audits of our books and records performed by the auditors for, among other reasons, to determine the integrity of our financial statements; (6) discussing our policies with respect to risk assessment and risk management, and reporting such policies to the full board of directors; (7) the review of significant earnings press releases prior to release with respect to the types of information disclosed and the manner in which the information is disclosed; and (8) the review and approval of related party transactions and conflicts of interest in accordance with the terms of our partnership agreement. Our audit committee is empowered, in its discretion, to engage such advisors as it might deem necessary, including legal counsel and financial and accounting advisors.

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

Audit Committee Report

The audit committee has confirmed that: (1) the audit committee reviewed and discussed our 2009 audited financial statements with management; (2) the audit committee has discussed with our independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU§380); (3) the audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 and (4) based on the review and discussions referred to in clauses (1), (2) and (3) above, the audit committee recommended to the board of directors that our 2009 audited financial statements be included in this Annual Report on Form 10-K.

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

Corporate Governance Guidelines

On October 25, 2004, Icahn Enterprises GP’s board of directors adopted Corporate Governance Guidelines for Icahn Enterprises and its subsidiaries. A copy of the Corporate Governance Guidelines is available on our website at www.ielp.com/files/pdf/corporate_governance.pdf and may be obtained without charge by writing to Icahn Enterprises L.P., 767 Fifth Avenue, Suite 4700, New York, NY 10153, Attention: Investor Relations.

In March 2009, our Principal Executive Officer submitted to the NYSE a certification under Section 303A.12(a) of the NYSE Corporate Governance rules certifying that he was not aware of any violations by us of the NYSE corporate governance listing standards.

Board Leadership Structure

Our leadership structure includes the positions of chairman of the board, or Chairman, and Principal Executive Officer. Carl C. Icahn serves as our Chairman and Keith Meister serves as our Principal Executive Officer. Additionally, Mr. Meister serves as our vice chairman of the board.

The Chairman is responsible for organizing the board of directors and setting its agenda and priorities. The Chairman does not participate in our day-to-day business operations. The Principal Executive Officer is accountable directly to the board of directors, including the Chairman, and has day-to-day responsibility, together with our Chairman, for our investment management operations and for general oversight of our other business segments, the management teams of which are responsible for their day-to-day operations. We believe that this leadership structure is appropriate for our holding company structure as it enhances our corporate governance and company oversight by separating responsibilities between the Principal Executive Officer and Chairman. Additionally, Mr. Meister’s dual capacity as Principal Executive Officer and vice chairman of the board further facilitates the board of directors in its oversight role of business operations. In absence of the Chairman, Mr. Meister will preside at meetings of the board of directors and shall perform such other powers as shall from time to time be assigned by the board of directors in his capacity as the vice chairman.

Board of Directors Role in Risk Oversight

In connection with its oversight responsibilities the Board, including the Audit Committee, periodically assesses the significant risks that we face. These risks include financial, technological, competitive, and operational risks. The Board administers its risk oversight responsibilities through its Principal Executive Officer and its Chief Financial Officer, who, together with management representatives of the relevant functional areas (e.g. chief auditor, operational management, human resources, etc.) and the relevant management representatives of each of our operating subsidiaries, review and assess the operations of the businesses as well as operating management’s identification, assessment and mitigation of the material risks affecting our operations.

Section 16(a) Beneficial Ownership Reporting Compliance

To the best of our knowledge, no director, executive officer or beneficial owner of more than 10% of Icahn Enterprises’ depositary units failed to file on a timely basis reports required by §16(a) of the ’34 Act, during the fiscal year ended December 31, 2009.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The following section provides an overview and analysis of our compensation programs, the compensation decisions we have made under those programs, and the factors we considered in making those decisions. Later in this section, under the heading “Additional Information Regarding Executive Compensation,” we provide a table containing specific information about the compensation earned by the following individuals in fiscal 2009, whom we refer to as our named executive officers:

•	Carl C. Icahn, Chairman of the Board(1)
•	Keith A. Meister, Principal Executive Officer and Vice Chairman
•	Dominick Ragone, Chief Financial Officer and Principal Accounting Officer. Mr. Ragone has held these positions since July 28, 2008
•	Peter K. Shea, President(2)

The discussion below is intended to help you understand the detailed information provided in the table and put that information into context within our overall compensation program.

Overview of Compensation Program

Throughout this narrative discussion and in the accompanying table, we refer to our named executive officers. The key compensation package provided to our named executive officers consists of (i) base salary, (ii) incentive compensation and (iii) other benefits. The key compensation provided to Messrs. Icahn, Ragone and Mr. Shea for fiscal 2009 consisted of salary and bonus pursuant to employment agreements, except that Mr. Shea did not receive a bonus. The key compensation provided to Mr. Meister for fiscal 2009 consisted of salary, a pro rata share of a fixed bonus to which Mr. Meister was formerly entitled and, as applicable, certain special profits interest allocations and incentive allocations (as fully described below). See “Additional Information Regarding Executive Compensation — Summary Compensation Table” for the compensation received by each of our named executive officers for fiscal 2009. Executive compensation levels and bonuses are established based upon the recommendation of our chairman, which are discussed with members of the board. The board of directors does not delegate the authority to establish executive officer compensation to any other person and has not retained any compensation consultants to determine or recommend the amount or form of executive and director compensation.

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

(1)	In addition, Mr. Icahn services as Chief Executive Officer of our subsidiary, Icahn Capital, and of the General Partners.
(2)	Mr. Shea’s position as President terminated on March 6, 2009. As referenced in Item 10. Directors, Executive Officers and Corporate Governance, on February 11, 2010, we entered into the Ninivaggi Employment Agreement with Daniel A. Ninivaggi, pursuant to which Mr. Ninivaggi will serve as the President of Icahn Enterprises, Icahn Enterprises Holdings and Icahn Enterprises GP, commencing on or after March 15, 2010, but in no event later than April 15, 2010. Mr. Ninivaggi will be deemed a named executive officer for fiscal 2010 and will be included as such in Part III in our Annual Report on Form 10-K for fiscal 2010.

The primary components of our executive compensation are base salary and, except as otherwise indicated, annual bonus, payable in cash. In addition, for fiscal 2009, Mr. Meister was eligible to receive certain Net Target Special Profit Interest Amounts, special profits interest allocations, new incentive allocations and New Fund Profit Participation, to the extent available, pursuant to the June 2009 Meister Employment Agreement (as defined herein). For a further description see “Additional Information Regarding Executive Compensation — Employment Agreements.” In fiscal 2009, Mr. Shea was not eligible to receive a bonus. Base salary is paid for ongoing performance throughout the year and is determined based on job function and each executive’s contribution to our performance and achievement of our overall business objectives. Our annual bonuses are intended to reward particular achievement during the year, motivate future performance and attract and retain highly qualified key employees. We generally do not pay compensation in options, units or other equity-based awards.

Determination of Appropriate Pay Levels

We compete with many other companies for experienced and talented executives. Market information in general regarding pay practices at peer companies (as provided in the public reports filed by such companies with the SEC) may be reviewed and considered in assessing the reasonableness of compensation and ensuring that compensation levels remain competitive in the marketplace. As described elsewhere in this report, all of our named executive officers (other than Peter Shea, whose contract expired on December 31, 2008, and whose employment terminated on March 6, 2009) have entered into employment agreements with us. For a further description of these agreements, see “Additional Information Regarding Executive Compensation — Employment Agreements.”

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

Allocation of Compensation

There is no pre-established policy or target for the allocation of compensation, other than the employment agreements with certain of our named executive officers. The board of directors review the factors described above, as well as the overall compensation philosophy, to determine the appropriate level and mix of compensation. As referenced above, under NYSE rules, because we are a limited partnership and a controlled entity, we are not required to (and do not) maintain a compensation committee. Historically, and in fiscal 2009, the total compensation granted to named executive officers was in the form of cash compensation.

Compensation Components for Fiscal 2009

Base Salary

Base salaries for executive officers are determined based on job performance, job responsibilities and teamwork. In addition, we have also entered into employment contracts with Carl C. Icahn (referred to as the Icahn Employment Agreement), Peter K. Shea (referred to as the Shea Employment Agreement, which agreement expired on December 31, 2008) and Dominick Ragone (referred to as the Ragone Employment Agreement). On May 21, 2009, we entered into a new employment contract with Keith A. Meister effective June 1, 2009 (referred to as the June 2009 Meister Employment Agreement), that replaced the then existing employment contract with Mr. Meister (referred to as the Former Meister Employment Agreement). We entered into a new employment contract with Mr. Meister effective January 1, 2010 (referred to as the 2010 Meister Employment Agreement), that largely terminated the June 2009 Meister Employment Agreement. For purposes of reference herein, the 2010 Meister Employment Agreement, the June 2009 Meister Employment Agreement and the Former Meister Employment Agreement are collectively referred to as the Meister Employment Agreement. For a further description of these agreements see “Additional Information Regarding Executive Compensation — Employment Agreements.”

During fiscal 2009, pursuant to the Icahn Employment Agreement by and among us, New Icahn Management, Mr. Icahn and the other parties referred to therein, Mr. Icahn served as Chairman of the Board of Icahn Enterprises GP and as Chairman and Chief Executive Officer of Icahn Capital and Chief Executive Officer of the General Partners. Pursuant to the Icahn Employment Agreement, Mr. Icahn is entitled to receive an annual base salary of $900,000. For fiscal 2009, Mr. Icahn voluntarily reduced his annual base salary to $400,000.

Mr. Meister serves as Principal Executive Officer of Icahn Enterprises GP and Senior Managing Director of Icahn Capital and is compensated in such capacities as described below. Since fiscal 2007, Mr. Meister has received no compensation from us as Principal Executive Officer and is entitled to an annual fee of $100,000 for serving as the Vice Chairman of the board of directors of Icahn Enterprises GP that is reportable under “All Other Compensation” in the Salary Compensation Table. For fiscal 2009, pursuant to the June 2009 Meister Employment Agreement by and among us, Icahn Capital, Mr. Meister and the other parties referred to therein, Mr. Meister was entitled to receive an annual base salary consisting of (i) $300,000 in his capacity as Senior Managing Director of Icahn Capital and (ii) a Net Target Special Profits Interest Amount of $887,435 (which amount replaced a portion of the management fee participation that Mr. Meister was eligible to receive in fiscal 2007 and that was terminated prior to January 1, 2008). Such former management fee participation was reported in “All Other Compensation” in the Annual Report on Form 10-K for fiscal 2007, although the Net Target Special Profits Interest Amount effective January 1, 2008 is treated as and reported under “Salary” in this Annual Report on Form 10-K for fiscal 2008 and fiscal 2009. In addition to the Net Target Special Profits Interest Amount, Mr. Meister was eligible to receive certain special profits interest allocations (replacing the balance of the management fee participation Mr. Meister was eligible to receive prior to January 1, 2008) and incentive allocations, as applicable. For fiscal 2008, Mr. Meister did not receive either of such allocations because the General Partners did not receive such allocations during fiscal 2008.

Pursuant to the Shea Employment Agreement by and between us and Mr. Shea, Mr. Shea was entitled to receive an annual base salary of $450,000. Mr. Shea’s employment agreement expired on December 31, 2008 and his employment with us terminated on March 6, 2009.

Pursuant to the Ragone Employment Agreement by and between Icahn Enterprises Holdings and Mr. Ragone, Mr. Ragone is entitled to a base salary of $300,000 for fiscal 2009.

Generally, total compensation is used in determining the amount of contributions permitted under our 401(k) Plan.

See “Additional Information Regarding Executive Compensation — Summary Compensation Table” for detailed information on the compensation received by each of our named executive officers for fiscal 2009.

Bonus

Mr. Icahn is eligible to receive a discretionary annual bonus, as determined pursuant to the terms of his employment agreement. For fiscal 2009, pursuant to the June 2009 Meister Employment Agreement, Mr. Meister received $972,603 (such amount representing a pro rata share of a $1 million annual bonus that he was formerly entitled to receive pursuant to the Former Meister Employment Agreement, prorated through May 31, 2009.) Effective June 1, 2009, Mr. Meister will not be entitled to receive an annual bonus. For fiscal 2009, Mr. Ragone received a bonus of $1,345,925, representing a $1,150,000 discretionary bonus and an additional special bonus pursuant to the Ragone Employment Agreement in the amount of $195,925. Mr. Ragone is eligible for future discretionary annual bonuses as well as additional special bonus payments of $195,925 in each of fiscal 2010 and fiscal 2011, as determined pursuant to the terms of the Ragone Employment Agreement. Mr. Shea did not receive a bonus for fiscal 2009. The Shea Employment Agreement expired on December 31, 2008 and Mr. Shea’s employment with us terminated on March 6, 2009. For a further description of the employment agreements, including salary and bonuses, see “Additional Information Regarding Executive Compensation — Employment Agreements.”

401(k) Plan and Other Benefits

Currently, Mr. Ragone is our only named executive officer participating in our qualified 401(k) Retirement Savings Plan, or the 401(k) Plan, and he received matching contributions for fiscal 2009. In addition, for fiscal 2009, Mr. Shea participated in the 401(k) Plan prior to the termination of his employment and received matching contributions. The matching contributions for each of Messrs. Ragone and Shea in fiscal 2009 are disclosed in our Summary Compensation Table under “All Other Compensation” and in the related footnote. None of our other named executive officers participated in the 401(k) Plan for fiscal 2009. All of our named executive officers are entitled to receive medical, dental and paid time-off benefits that are offered to all of our employees and are designed to enable us to attract and retain our workforce in a competitive environment. Retirement savings plans help employees save and prepare financially for retirement. Health and paid time-off benefits help ensure that we have a productive and focused workforce.

Our qualified 401(k) Plan allows employees to contribute up to 50% of their eligible compensation, up to the limits imposed by the Code on a pre-tax basis. We currently match, within prescribed limits, 50% of eligible employees’ contributions up to 6.25% of their eligible compensation. Participants choose to invest their account balances from an array of investment options as selected by plan fiduciaries from time to time. The 401(k) Plan provides distributions in a lump sum. Under certain circumstances, loans and withdrawals are permitted.

Perquisites

The total value of all perquisites and personal benefits (exclusive of 401(k) matching contributions) provided to each of our named executive officers for fiscal 2009, fiscal 2008 and/or fiscal 2007 was less than $10,000 per person, except for Carl C. Icahn, for whom perquisites and other benefits are identified in the Summary Compensation Table under the “All Other Compensation” column and in related footnotes.

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
Keith A. Meister
James L. Nelson
Jack G. Wasserman

Compensation Committee Interlocks and Insider Participation

During fiscal 2009, our entire board of directors participated in deliberations concerning executive compensation. Mr. Meister serves as our Principal Executive Officer. During fiscal 2009, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our board of directors.

Additional Information Regarding Executive Compensation

The following table sets forth information in respect of the compensation earned for services to us and/or our subsidiaries by each of our named executive officers for fiscal 2009, fiscal 2008 and fiscal 2007, as applicable.

Summary Compensation Table

	Annual Compensation(1)
Name and Principal Position	Year	Salary ($)		Bonus ($)		All Other Compensation ($)		Total ($)
Carl C. Icahn(2) Chairman of the Board	2009	400,000		—		254,119	(3)	654,119
	2008	900,000		—		60,400	(3)	960,400
	2007	357,534		—		11,053	(3)	368,587
Keith A. Meister(4) Principal Executive Officer and Vice Chairman	2009	1,229,743		972,603		3,117,331		5,319,677
	2008	1,895,678		1,000,000		106,324		3,002,002
	2007	127,123		317,808		4,556,031		5,000,962
Peter K. Shea(5) President	2009	80,137		—		6,017	(3)	86,154
	2008	450,000		180,000		10,796	(3)	640,796
	2007	450,000		225,000		8,957	(3)	683,957
Dominick Ragone(6) Chief Financial Officer and Principal Accounting Officer	2009	300,000		1,345,925		7,859	(3)	1,653,784
	2008	126,923	(6)	1,150,000	(6)	87	(3)	1,277,010

(1)	Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by us, any of our subsidiaries or by Icahn Enterprises GP, which was subsequently reimbursed by us, required to be reported in those columns or tables, except as noted below.
(2)	The salary indicated above represents compensation paid to Mr. Icahn in each of fiscal 2009, fiscal 2008 and fiscal 2007 for his services as Chief Executive Officer of our subsidiaries, New Icahn Management and Icahn Capital, and of the General Partners pursuant to the Icahn Employment Agreement. For fiscal 2009 and fiscal 2010, Mr. Icahn voluntarily reduced his salary to $400,000. Salary paid for fiscal 2007 reflects a pro rata share of Mr. Icahn’s annual compensation from August 8, 2007, the date we acquired the partnership interests. Pursuant to the Icahn Employment Agreement, Mr. Icahn is eligible to receive an annual incentive bonus based on a two-component bonus formula, 50% of which bonus, if payable, is subject to mandatory deferral and vesting and treated as though invested in the Private Funds and as though subject to a 2% fee (but no incentive allocation). For each of fiscal 2009, fiscal 2008 and fiscal 2007, Mr. Icahn did not receive an annual incentive bonus. See “Additional Information Regarding Executive Compensation — Employment Agreements” for a further discussion of the Icahn Employment Agreement. Mr. Icahn does not receive director fees from us.
(3)	Represents other compensation paid to the following named executive officers: (i) Carl C. Icahn, $11,234, $10,219 and $10,844 in medical and dental benefits for fiscal 2009, fiscal 2008 and fiscal 2007, respectively; $203 in life insurance premiums paid by us for fiscal 2009 and $209 in life insurance premiums paid by us for each of fiscal 2008 and fiscal 2007, and in his capacity as the Chairman of the Board of Directors of Federal-Mogul, $242,682 and $49,972 representing the incremental cost of Mr. Icahn’s personal use of Federal-Mogul’s corporate aircraft for fiscal 2009 and fiscal 2008, respectively. Mr. Icahn received no fees or compensation from Federal-Mogul for fiscal 2009 or fiscal 2008 other than for the use of the corporate aircraft as discussed above. The calculation of incremental cost for the personal use of Federal-Mogul’s corporate aircraft includes the variable costs incurred as a result of personal flight activity which are comprised of a portion of ongoing maintenance and repairs, aircraft fuel, airport fees, catering, and fees and travel expenses for the flight crew. The use of the aircraft for personal use by Mr. Icahn was approved by the Board of Directors of Federal-Mogul and the Compensation Committee; (ii) Peter K. Shea, $5,325, $6,971 and $5,693 in matching contributions under our 401(k) Plan for fiscal 2009, fiscal 2008 and fiscal 2007, respectively; $51 in life insurance premiums for fiscal 2009 and $209 in life insurance premiums for each of fiscal 2008 and fiscal 2007; and $641,

$3,616 and $3,055 in medical and dental benefits paid by us for fiscal 2009, fiscal 2008 and fiscal 2007, respectively; and (iii) Dominick Ragone, $7,656 in matching contributions under our 401(k) Plan for fiscal 2009; $203 and $87 in life insurance premiums paid by us for fiscal 2009 and fiscal 2008, respectively. In each of fiscal 2009, fiscal 2008 and fiscal 2007, to the extent that a named executive officer participated in our 401(k) Plan, we made a matching contribution to his individual 401(k) Plan account in the amount of one-half (1/2) of the first six and one-quarter (6.25%) percent of gross salary contributed by the employee. Other than Mr. Icahn, no named executive officer received medical and dental benefits of $10,000 or greater. Neither of Messrs. Icahn nor Meister participates in the 401(k) Plan and thus did not receive any matching contributions for fiscal 2009, fiscal 2008 or fiscal 2007. Mr. Ragone did not participate in the 401(k) Plan in fiscal 2008 and thus did not receive any matching contributions for fiscal 2008.
(4)	Mr. Meister has served as Principal Executive Officer and Vice Chairman of the Board of Icahn Enterprises GP since March 2006. Prior to March 2006, Mr. Meister served as Chief Executive Officer and received salary in that capacity. Effective March 14, 2006, Mr. Meister was elected Principal Executive Officer and Vice Chairman of the Board of Icahn Enterprises GP. Since fiscal 2007, Mr. Meister has received no compensation from us as Principal Executive Officer and is entitled to an annual fee of $100,000 for serving as the Vice Chairman of the board of directors of Icahn Enterprises GP., which is included in “All Other Compensation” in this Summary Compensation Table. The salary and bonus indicated in this Summary Compensation Table represent compensation paid to Mr. Meister in (i) fiscal 2009 pursuant to the June 2009 Meister Employment Agreement for his services as Senior Managing Director of Icahn Capital and (ii) fiscal 2008 and fiscal 2007 pursuant to the Former Meister Employment Agreement, for his services as a Senior Managing Director for Icahn Capital and New Icahn Management, respectively.

As referenced above, for fiscal 2009, pursuant to the June 2009 Meister Employment Agreement, Mr. Meister was entitled to receive (i) an annual salary of $300,000 as Senior Managing Director of Icahn Capital, plus (ii) a Net Target Special Profits Interest Amount of $887,435. For fiscal 2008, Mr. Meister was entitled to receive (i) an annual base salary of $400,000 as Senior Managing Director of Icahn Capital, plus (ii) a Net Target Special Profits Interest Amount of $1,495,678 (that replaced a portion of management fee participation that Mr. Meister was eligible to receive in fiscal 2007 and which was terminated prior to January 1, 2008). Such former management fee participation is reported in “All Other Compensation” in this Summary Compensation Table for fiscal 2007, although the Net Target Special Profits Interest Amount effective January 1, 2008 is reported under “Salary” for fiscal 2008 and fiscal 2009. In addition to the Net Target Special Profits Interest Amount for fiscal 2009, Mr. Meister was eligible to receive certain special profits interest allocations (replacing the balance of management fee participation Mr. Meister was eligible to receive prior to January 1, 2008), as applicable. As described below, for fiscal 2008, Mr. Meister did not receive either of such allocations because the General Partners did not receive these allocations during fiscal 2008. The bonus for fiscal 2009 reflects a pro rata share of Mr. Meister’s annual $1 million fixed bonus pursuant to the Former Meister Employment Agreement in the amount of $972,603 that was paid by us through May 31, 2009, pursuant to the June 2009 Meister Employment Agreement effective June 1, 2009. Subsequent to fiscal 2009, Mr. Meister will not be eligible to receive an annual bonus. The salary and bonus for fiscal 2007 reflects a pro rata share of his annual salary and $1 million fixed bonus from August 8, 2007, the date we acquired the partnership interests. See “Employment Agreement — Meister Employment Agreement” for further discussion, including executive compensation to which Mr. Meister will be entitled pursuant to the 2010 Meister Employment Agreement.

The “All Other Compensation” paid or allocated to (or deferred by) Mr. Meister for fiscal 2009 includes the following: (i) an amount of $2,306,777 equal to 2.5% of the Net Special Profits Interest Allocations for fiscal 2009; (ii) earnings on Mr. Meister’s share of prior year incentive allocations that were reinvested in the amount of $592,547 for fiscal 2009; and (iii) an amount of $110,304 representing earnings in fiscal 2009 on management fee participations deferred in prior years and deemed invested in the Master Funds. Pursuant to the June 2009 Meister Employment Agreement, all of these amounts are fully vested.

For fiscal 2007, the “All Other Compensation” paid or allocated to (or deferred by) Mr. Meister pursuant to the Former Meister Employment Agreement includes the following: (i) an amount of $2,848,766, equal to 4.0% of the incentive allocations allocated to the General Partners by the Onshore Fund and the Offshore Master Funds for fiscal 2007 (of which $1,778,897 (or 2.5%) is subject to vesting); (ii) earnings on Mr. Meister’s share of prior year incentive allocations that were reinvested in the amount of $762,179 for fiscal 2007 and (iii) an amount of $849,990, equal to 4.0% of net management fee participation for fiscal 2007 payable by the Onshore Fund and the Feeder Funds (of which $517,145 (or 2.5%) was deferred and subject to vesting for fiscal 2007 and is deemed invested in the Master Funds), offset by a loss of $8,705 in fiscal 2007 relating to the fiscal 2007 deferred management fee participations that was deemed invested in the Master Funds. The management fee participation paid to Mr. Meister for fiscal 2007 as indicated in the above table represent his share of such fee income for that year since the acquisition of the partnership interests on August 8, 2007. The incentive allocations allocated to Mr. Meister for fiscal 2007 indicated in the above table represents incentive allocations made for such year because Icahn Enterprises assumed the right to receive all incentive allocations allocated to the General Partners in fiscal 2007, including incentive allocations allocated prior to the acquisition of the Partnership Interests. For fiscal 2008, Mr. Meister did not receive any special profits interest allocations or incentive allocations and had a loss on his share of prior year incentive allocations that were reinvested.

As referenced above, the “All Other Compensation” in fiscal 2009, fiscal 2008 and fiscal 2007 also includes $100,000 for Mr. Meister’s serving as the Vice Chairman of the board of directors of Icahn Enterprises GP. In addition, “All Other Compensation” includes $203 in life insurance premiums paid by us for fiscal 2009 and $209 in life insurance premiums paid by us for each of fiscal 2009, fiscal 2008 and fiscal 2007, and $7,499, $6,115 and $3,801 in medical and dental benefits paid by us for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

(5)	Mr. Shea served as President of Icahn Enterprises GP since December 2006. The Shea Employment Agreement expired on December 31, 2008 and his employment with us terminated on March 6, 2009.
(6)	Mr. Ragone has served as Chief Financial Officer and Principal Accounting Officer effective July 28, 2008. For fiscal 2009, Mr. Ragone received a bonus of $1,345,925, representing a $1,150,000 discretionary bonus and an additional special bonus pursuant to the Ragone Employment Agreement in the amount of $195,925. For fiscal 2008, the salary indicated above reflects a pro rata share of his annual salary from July 28, 2008 and the bonus reflects a one-time fixed payment. Mr. Ragone is eligible for future discretionary bonuses. Each of our executive officers may perform services for affiliates of Mr. Icahn for which we receive reimbursement. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

There are no family relationships between or among any of our directors and/or executive officers.

Employment Agreements

Icahn Employment Agreement

Pursuant to the Icahn Employment Agreement, over a five-year term, Mr. Icahn will serve as the Chairman and Chief Executive Officer of New Icahn Management, in addition to his current role as Chairman of Icahn Enterprises. Mr. Icahn also serves as the Chief Executive Officer of the General Partners. Pursuant to the Icahn Employment Agreement, Mr. Icahn is entitled to an annual base salary of $900,000. For fiscal 2009, Mr. Icahn voluntarily reduced his annual base salary to $400,000. Pursuant to the Icahn Employment Agreement, Mr. Icahn is also entitled to an annual incentive bonus based on a bonus formula with two components. The first component is based on the annual return on assets under management by the Private Funds. The second component of the annual bonus payable by us is tied to the growth in our annual net income (other than income or losses resulting from the operations of our Investment Management business).

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

In the event that Mr. Icahn is terminated by us without “Cause” or he terminates his employment for “Good Reason” (which is limited to defined events relating to a material adverse change in his position and responsibilities, our material breach of the Icahn Employment Agreement or the relocation of his principal place of work) prior to the end of the term, he will be entitled to a lump sum payment equal to (i) one year of base salary, (ii) the average Annual Bonus Incentive (as defined in the Icahn Employment Agreement) paid to him by us during the three most recently completed years (or the average Annualized Bonus Incentive paid to him for any shorter period during which he has been employed (the “Average Bonus”) and (iii) a pro rata Annual Bonus Incentive for the year of termination. If, within 12 months following the occurrence of a change in control of us, Mr. Icahn is terminated by us without “Cause” or he resigns for “Good Reason,” Mr. Icahn will be entitled to a payment equal to two times his base salary and two times the Average Bonus and the pro rata Annual Bonus Incentive for the year of termination. If Mr. Icahn is terminated as a result of his death or disability, he (or his estate, if applicable) will receive a lump sum payment equal to the remaining base salary payable through December 31 of the year of termination and one-half of the pro rata Annual Bonus Incentive for the year of termination. If Mr. Icahn voluntarily terminates (without Good Reason), he will receive a lump sum payment equal to one-half of the pro rata Annual Bonus Incentive for the year of termination. In the event of early termination for any reason, Mr. Icahn would also be entitled to his accrued and unpaid salary, accrued vacation pay, and accrued but unpaid Annual Bonus Incentive for the prior year except if he is terminated by us for “Cause” or if he voluntarily terminates (without Good Reason) he will only receive 50% of unpaid Annual Bonus Incentive for the prior year. All such payments will be conditioned on Mr. Icahn (or his estate, if applicable) signing a general release in favor of us and our affiliates.

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

On August 8, 2007, (i) Icahn Management assigned the Original Agreement (as amended) to New Icahn Management, whereby New Icahn Management succeeded to Icahn Management’s obligations as the “Employer” thereunder and Icahn Management retained the liabilities and obligations arising prior to August 8, 2007 and (ii) Icahn Enterprises became jointly and severally liable for the obligations of New Icahn Management thereunder. On January 1, 2008, the Original Agreement (as amended) was further amended (as amended through such date, referred to as the Former Meister Employment Agreement) to, among other things, (a) substitute Icahn Capital as the “Employer” thereunder and (b) provide that Icahn Enterprises will be jointly and severally obligated for the obligations of Icahn Capital and the General Partners thereunder. On May 21, 2009, Keith A. Meister entered into the June 2009 Meister Employment Agreement with Icahn Enterprises and Icahn Capital, effective June 1, 2009, terminating the Former Meister Employment Agreement. Pursuant to the June 2009 Meister Employment Agreement, the term of employment as contemplated was from June 1, 2009 until May 31, 2014. As discussed below, the June 2009 Meister Employment Agreement was largely terminated pursuant to the 2010 Meister Employment Agreement. For purposes of reference herein, the June 2009 Meister Employment Agreement and the Former Meister Employment Agreement are collectively referred to as the Pre-2010 Meister Employment Agreements.

Mr. Meister is currently employed as a senior executive officer with the title of Senior Managing Director. Mr. Meister agrees to work for any or all of the Icahn Related Entities for the aggregate consideration described below. In addition to the compensation described below, Mr. Meister is entitled to three weeks of paid vacation annually and participates in all benefit programs and plans for which he is eligible which are made available to all senior executive employees of Icahn Related Entities.

Pursuant to the June 2009 Meister Employment Agreement, Mr. Meister was entitled to receive cash compensation during the term of employment equal to (i) a base salary at the rate of $300,000 per annum as Senior Managing Director of Icahn Capital (earned and payable every two weeks); plus (ii) effective June 1, 2009, the Net Target Special Profits Interest Amount and new incentive allocations described below; and plus (iii) amounts due, if any, in respect of the New Fund Profit Participation. For fiscal 2009, no such funds were formed. Pursuant to the 2010 Meister Employment Agreement, participation in such funds is no longer available to Mr. Meister. In addition, in 2009 Mr. Meister was entitled to an annual fee of $100,000 for serving as the Vice Chairman of the board of directors of Icahn Enterprises GP reportable under “All Other Compensation” in the Salary Compensation Table.

We entered into the 2010 Meister Employment Agreement largely terminating the June 2009 Meister Employment Agreement. In addition, all rights thereunder, including any of Mr. Meister’s rights under either of the Pre-2010 Meister Employment Agreements not previously terminated (other than Mr. Meister’s right to payment of deferred management fee participation for periods prior to 2008), and the rights and interests of Mr. Meister in all payments, New Fund Profit Participation, interests in any partnership, limited liability company or other entity contemplated in either of the Pre-2010 Meister Employment Agreements, or relating thereto, were extinguished in all respects. The deferred management fee participation shall continue to be deferred in accordance with the terms of the Pre-2010 Meister Employment Agreements. As of December 31, 2009, Mr. Meister is 100% vested in the deferred management fee participation.

The term of Mr. Meister’s employment under the 2010 Meister Employment Agreement ends on December 31, 2011 unless such employment ceases earlier for any reason. Pursuant to the 2010 Meister Employment Agreement, Mr. Meister continues to be employed as a senior executive officer and to provide the types of services previously provided under the Pre-2010 Meister Employment Agreements to any member of the Icahn Group as may be requested by Carl C. Icahn or the Board of Icahn Enterprises GP, our general partner.

Pursuant to the 2010 Meister Employment Agreement, if Mr. Meister continues employment with us through December 31, 2011, he will be entitled to a one-time payment to be paid within 30 days following December 31, 2011, in an amount equal to 1.25% of the Icahn Excess Profits. For purposes of reference herein, the Icahn Excess Profits means the amount by which: (i) the net profits of Icahn Enterprises Holdings and its subsidiaries (other than those subsidiaries not wholly owned directly or indirectly by Icahn Enterprises Holdings), on up to $2 billion of their investments in Icahn Partners and the Master Funds (collectively referred to as the Existing Funds) exceed (ii) a return of 8% per annum (compounded annually) on their investments of up to $2 billion in the Existing Funds, limited to investments made and net profits obtained from January 1, 2010 through December 31, 2011.

Pursuant to the 2010 Meister Employment Agreement, Mr. Meister is entitled to be paid by us: (i) an amount equal to 7% of the Target Special Profits Interests Amounts (as defined in the applicable limited partnership agreements of each of Icahn Partners and each Master Fund) of the fee-paying partners in each Existing Fund minus $122,500 per quarter (provided that any portion of such $122,500 not applied in any quarter may be carried forward and applied to reduce amounts otherwise payable to Mr. Meister in respect of another; and (ii) an amount equal to 7% of the incentive allocations, made by each Existing Fund, in each case only with respect to Target Special Profits Interests Amounts accrued, and incentive allocations allocated, on and after January 1, 2010 and prior to the last day of the employment of Mr. Meister. Target Special Profits Interests Amounts will be paid to Mr. Meister in advance on the first day of each calendar quarter beginning with January 1, 2010 (provided that the payment with respect to January 1, 2010 (and any future period, until fully applied) will be reduced by the $335,255.49 paid to Mr. Meister in January and February 2010 relating to 2010). Incentive allocations will be paid to Mr. Meister only when allocated to the capital account of the general partner of the applicable Existing Fund, provided that the incentive allocations will be determined and paid to Mr. Meister within 30 days of an earlier termination of his employment by reason of death, disability, termination without cause or resignation following a material breach of the 2010 Meister Employment Agreement, or within 30 days following December 31, 2011, if Mr. Meister remains in employment through such date.

Prior to January 1, 2008, Icahn Management and New Icahn Management provided administrative and back office services (referred to as the Services) to the Private Funds pursuant to management agreements.

Prior to January 1, 2008, Mr. Meister was entitled during the Term to receive, in addition to his cash compensation described above: (i) until December 31, 2005, an amount equal to 2.5% of the management fees payable by the Onshore Fund and the Feeder Funds under their management agreements and 2.5% of the incentive allocations allocated to the General Partners by the Onshore Fund and the Offshore Master Funds, each subject to vesting; and (ii) from January 1, 2006, an amount equal to 4.0% of the management fees payable by the Onshore Fund and the Feeder Funds net of certain expenses incurred by Icahn Management (until August 8, 2007) and by New Icahn Management (after such date) in providing the Management Services to the Private Funds, and 4.0% of the incentive allocations allocated to the General Partners by the Onshore Fund and the Offshore Master Funds, in each case 1.5% being payable currently and 2.5% being subject to vesting.

On January 1, 2008, (i) the management agreements and the management fees payable thereunder were terminated and (ii) the partnership agreements of the Onshore Fund and Offshore Master Funds were amended to provide that the General Partners will provide, or direct their affiliates to provide, the Services to the Private Funds and in consideration thereof the General Partners will receive special profits interest allocations in the Onshore Fund and the Offshore Master Funds (as such term is defined in their respective limited partnership agreements).

For the period January 1, 2008 through May 31, 2009, the Former Meister Employment Agreement was amended to provide that his former right to receive an amount equal to 4.0% of the net management fees was terminated, and for the period from and after January 1, 2008 through May 31, 2009 he was entitled to receive: (i) from Icahn Capital as additional cash compensation on the first day of each quarter, 1.5% of the General Partners’ Target Special Profits Interest Amounts (as defined in the applicable limited partnership agreements of each of the Onshore Fund and the Offshore Master Funds) net of certain expenses of the General Partners and/or their affiliates incurred in providing the Management Services to the Private Funds; and (ii) from the General Partners, 2.5% of their Special Profits Interest Allocations, if any, again net of certain of the General Partners’ and/or their affiliates’ expenses incurred in providing the Management Services to the Private Funds.

As noted above, the 1.5% interest in net management fees and incentive allocations added to Mr. Meister’s compensation from January 1, 2006, and the Net Target Special Profits Interest Amount replacing his 1.5% interest in net management fees for the period January 1, 2008 through May 31, 2009, were payable through May 31, 2009. Mr. Meister’s 2.5% interest in net management fees and incentive allocations, and his 2.5% interest in Net Special Profits Interest Allocations replacing his 2.5% interest in net management fees from January 1, 2008, (collectively, referred to as his Profit Participation) were subject to vesting. Under the terms of the Former Meister Employment Agreement, amounts equal to Mr. Meister’s Profit Participation as earned by or allocated to him were hypothetically or actually invested by the General Partners in the Onshore Fund and Offshore Master Funds and his Profit Participation included all gains and losses earned thereon. As long as Mr. Meister continued to be an employee pursuant to the Former Meister Employment Agreement, Mr. Meister’s Profit Participation (including the gains and losses thereon) vested at the rate of 14.285% per annum, vesting ratably on a monthly basis so that on December 31, 2011 the entire Profit Participation would have been fully vested.

In addition, the portion of Mr. Meister’s Profit Participation made up of his 2.5% interest in management fees received by Icahn Management and New Icahn Management through December 31, 2007 (referred to as the Management Fee Participation) was deferred (and continues to be deferred in accordance with the 2010 Meister Employment Agreement) until January 30, 2012 and may not be distributed to him prior to such date except upon the following events (subject to certain qualifications and limitations): (i) 100% of the deferred Management Fee Participation is payable upon the death or disability of Mr. Meister or the cessation of his employment for any reason; and (ii) upon the occurrence of an Unforeseeable Emergency (as defined in the applicable tax regulations), the amount needed to satisfy the financial need giving rise to such Unforeseeable Emergency may be withdrawn.

Effective June 1, 2009, the June 2009 Meister Employment Agreement terminated the Former Meister Employment Agreement (except for Mr. Meister’s rights to the deferred Management Fee Participation) and provided that Mr. Meister would be entitled to receive: (i) from Icahn Capital as additional cash compensation on the first day of each quarter, 4.0% of the General Partners’ Target Special Profits Interest Amounts (as defined in the applicable limited partnership agreements of each of the Onshore Fund and the Offshore Master Funds) net of certain expenses of the General Partners and/ or their affiliates incurred in providing the Management Services to the Private Funds (each net amount being referred to as the Net Target Special Profits Interest Amount); and (ii) from Icahn Capital as additional cash compensation, 4.0% of the General Partners’ incentive allocations, if any, again net of the General Partners’ and/or their affiliates’ expenses incurred in providing the Management Services to the Private Funds (referred to as the new incentive allocations). In respect of the new incentive allocations, such amounts were generally payable only when such incentive allocations were in fact allocated to the capital accounts of the General Partners (and only if such allocation occurred on or prior to the last day of Mr. Meister’s employment hereunder).

Additionally, pursuant to the June 2009 Meister Employment Agreement, Mr. Meister received (i) a one time-lump sum of $3,427,662 (such amount representing 100% of non-deferred incentive allocations and earnings thereon (vested and unvested through May 31, 2009), plus (ii) $972,603 (such amount representing a pro rata share of a $1 million annual bonus that Mr. Meister had been previously entitled to receive). Pursuant to the Former Meister Employment Agreement, Mr. Meister was entitled to receive 2.5% of the special profits interest allocations, if any, net of the General Partners’ expenses, when earned and allocated to the General Partners (such amounts referred to as “Accrued Amounts”). Such Accrued Amounts are treated as if they are invested in the applicable Onshore Fund and Offshore Master Funds, and accordingly, the Accrued Amounts will fluctuate in value in accordance with the performance of the Onshore and Offshore Master Funds. Effective June 1, 2009, Mr. Meister is deemed to be 100% vested in such Accrued Amounts when they are earned and allocated to the General Partners. As discussed elsewhere in this Item 11, the 2010 Meister Employment Agreement also provides that amounts received in respect of Mr. Meister’s Management Fee Participation (as described above) shall continue to be deferred in accordance with the terms of the Pre-2010 Meister Employment Agreements. He is deemed to be 100% vested in such deferred amounts.

Under the June 2009 Meister Employment Agreement, Mr. Meister was also entitled to participate, under certain circumstances, as additional salary, in the profits of new funds that would invest primarily in debt instruments, or the New Fund, and other funds that may have also invested in similar securities, or Additional New Funds (such profit participation collectively referred to as New Fund Profit Participation). For fiscal 2009, no such funds were formed. Pursuant to the 2010 Meister Employment Agreement, Mr. Meister is no longer entitled to any New Fund Profit Participation.

Icahn Capital or any of the Icahn Related Entities may terminate the employment of Mr. Meister under the 2010 Meister Employment Agreement on behalf of and in respect of all persons employing Mr. Meister, at any time, with cause or in their sole and absolute discretion without cause. In the event of the termination of Mr. Meister’s employment under the 2010 Meister Employment Agreement: (i) without cause; or (ii) because Mr. Meister resigns due to our failure to pay him the amounts due under the agreement; or (iii) due to Mr. Meister’s death or disability; or (iv) termination of the term as a result of the continuance of his employment through December 31, 2011, then Mr. Meister will be paid within 30 days following such cessation of employment, the compensation contemplated in the 2010 Meister Employment Agreement through the last day of his employment, assuming, a hypothetical termination of the Existing Funds on the last day of his employment. In the event of: (x) a voluntary termination of employment by Mr. Meister (which shall not be deemed to include a resignation by Mr. Meister due to our failure to pay him the amounts due under the agreement) prior to December 31, 2011; or (y) termination for cause, then Mr. Meister will receive no payment or compensation of any kind, other than any payment that is past due but not paid as of the date of such cessation of the employment. On termination of his employment Mr. Meister will also be paid any deferred management fee participation.

Mr. Meister is subject to a covenant not to solicit any employees of, or to compete with, the Private Funds, the General Partners, Icahn Capital or any other Icahn Related Entity during the Term and for one year thereafter except that his non-competition covenant shall not extend beyond the end of the Term if the Meister Employment Agreement is terminated by Mr. Meister for failure to pay him any amounts due thereunder or if his employment is terminated without cause.

The Meister Employment Agreement was amended in December 2008 to ensure compliance with Code Section 409A.

Shea Employment Agreement

Pursuant to the Shea Employment Agreement, Mr. Shea received an annual base salary of $450,000. Mr. Shea did not receive a bonus for fiscal 2009. The Shea Employment Agreement expired on December 31, 2008 and Mr. Shea’s employment with us terminated on March 6, 2009.

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

Pursuant to the Ragone Employment Agreement, for fiscal 2009, Mr. Ragone is entitled to a base salary of $300,000 and a discretionary bonus. For fiscal 2009, Mr. Ragone received a bonus of $1,345,925, representing a $1,150,000 discretionary bonus and an additional special bonus pursuant to the Ragone Employment Agreement in the amount of $195,925. For fiscal 2008, Mr. Ragone received a one-time bonus in the amount of $1,150,000. In addition, Mr. Ragone is entitled to receive from Icahn Enterprises Holdings a special bonus in the aggregate amount equal to (i) $1,200,000 minus (ii) specified deductions (together referred to as the Special Bonus Compensation). The Special Bonus Compensation is payable in three equal installments on the first business day of July 2009, July 2010 and July 2011, provided that Mr. Ragone is actively employed on a full-time basis by Icahn Enterprises Holdings on the day such installment is to be paid.

Stock Award, Option and Non-Equity Incentive Plans

We do not have any stock award, option or non-equity incentive plans. There were no stock awards, options or other similar awards outstanding at December 31, 2009, nor were there any exercise of options or other similar awards during fiscal 2009.

Nonqualified Deferred Compensation Table

Name (a)	Executive Contributions in Last Fiscal Year (b)	Company Contributions in Last Fiscal Year (c)	Aggregate Gain in Last Fiscal Year (d)	Aggregate Withdrawals/ Distributions (e)	Aggregate Balance at Last Fiscal Year End(1) (f)
Keith A. Meister	$—	$—	$110,304	$—	$441,176

(1)	The amount reported in column (f) for Mr. Meister was not reported in our Summary Compensation Table in years prior to fiscal 2007, since we did not control the General Partners or Icahn Management prior to August 8, 2007.

Pursuant to the Former Meister Employment Agreement, prior to fiscal 2008, a portion of Mr. Meister’s participation in annual management fees was deferred (and continues to be deferred in accordance with the 2010 Meister Employment Agreement) until January 30, 2012 and such deferrals are deemed invested in the

Master Funds. Such mandatory deferral arrangements were made on an unfunded nonqualified deferred compensation basis. Effective January 1, 2008, the Former Meister Employment Agreement was amended to provide (and such provisions continue to apply in the 2010 Meister Employment Agreement) that Mr. Meister’s former right to receive any further Management Fee Participations was terminated and he was eligible to participate in the special profits interest allocations computed in the same manner as the net Management Fee Participations Mr. Meister was previously entitled to receive. There will be no additional mandatory deferrals.

Upon termination of employment of Mr. Meister with Icahn Capital and its affiliates for any reason, Mr. Meister will be paid all deferred Management Fee Participation amounts in a lump sum. See “Additional Information Regarding Executive Compensation — Employment Agreements” for a further discussion of the Meister Employment Agreement, including the deferred Management Fee Participation.

We do not make any matching contributions in respect of the deferrals. Effective June 1, 2009, pursuant to the June 2009 Meister Employment Agreement, Mr. Meister’s deferred Management Fee Participation was deemed to be 100% vested and continues to be deemed so vested pursuant to the 2010 Meister Employment Agreement.

Potential Payments Upon Termination or Change in Control

The following tables summarize the value of the termination payments and benefits that Messrs. Icahn, Meister and Ragone would receive if they had terminated employment on December 31, 2009 (the last day of fiscal 2009) under the circumstances shown, pursuant to the Icahn Employment Agreement, the Meister Employment Agreement and the Ragone Employment Agreement, respectively. For a further description of the employment agreements, see “Employment Agreements.” The tables exclude (i) amounts accrued through December 31, 2009 that would be paid in the normal course of continued employment, such as accrued but unpaid salary for fiscal 2009 and reimbursed business expenses, and (ii) any vested account balances, as applicable, under our 401(k) Plan that is generally available to all of our employees. The tables include bonuses accrued but not yet paid for fiscal 2009 to the extent a pro rata bonus is payable in respect of fiscal 2009 under the applicable circumstances.

We have not entered into any other employment agreements, severance agreements or any other type of termination or change in control agreements with any of our named executive officers, except for the employment agreements referenced above. Mr. Shea did not receive any payments in respect of his termination in the position as President on March 6, 2009.

Carl C. Icahn

Benefit	Death or Disability ($)		Termination by Company Without Cause or by Executive with Good Reason ($)		Termination by Company with Cause or by Executive Without Good Reason (Including Retirement) ($)		Termination Without Cause or for Good Reason Within 12 Months Following Change in Control ($)
Cash Severance	—	(1)	400,000	(2)	—	(3)	800,000	(4)
Acceleration of unvested mandatory deferrals	—	(5)	—	(5)	—		—	(5)
Health & Welfare Benefits	—	(6)	—	(6)	—	(6)	—	(6)
Total	—		400,000		—		800,000

(1)	Excluding accrued, but unpaid, base salary, executive (or his estate, if applicable) would be entitled to receive a lump sum payment equal to any unpaid bonus relating to prior years. Mr. Icahn did not receive an annual bonus for fiscal 2009. Pursuant to the Icahn Employment Agreement, Mr. Icahn is entitled to receive an annual base salary of $900,000. For fiscal 2009, Mr. Icahn voluntarily reduced his annual base salary to $400,000.
(2)	Excluding accrued, but unpaid, base salary, executive would be entitled to receive a lump sum payment equal to one year of base salary, plus the Average Bonus (as defined in the Icahn Employment Agreement). Mr. Icahn did not receive an Average Bonus for fiscal 2009.

(3)	Excluding accrued, but unpaid, base salary, executive would be entitled to receive a lump sum payment equal to one-half of any unpaid bonus relating to prior years. Mr. Icahn did not receive an annual bonus for fiscal 2009.
(4)	Excluding accrued, but unpaid, base salary, executive would be entitled to receive a lump sum payment equal to two times his base salary, plus two times the Average Bonus. Mr. Icahn did not receive an Average Bonus for fiscal 2009.
(5)	Reflects amount of any bonus mandatorily deferred that would have been previously subject to vesting but for which vesting would be accelerated upon triggering event payable in a lump sum. Executive would also be fully vested in any mandatorily deferred bonus upon completion of service through the end of his employment term. Mr. Icahn did not receive any bonus for fiscal 2009.
(6)	Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under the Consolidated Omnibus Budget Reconciliation act of 1985, as amended, or COBRA, at the executive’s expense.

Keith A. Meister

Benefit	Retirement or Resignation ($)		Death or Disability ($)		Termination by Company Without Cause ($)		Termination by Company with Cause ($)		Termination Following Change in Control ($)
Cash Severance	—	(1)	—	(1)	—	(1)	—	(1)	—	(2)
Payment of Deferred Management Fees	441,176	(3)	441,176	(3)	441,176	(3)	441,176	(3)	441,176	(3)
Acceleration of unvested New Fund Profit Participation	—		—		— (4)		—		—
Health & Welfare Benefits	—	(5)	—	(5)	—	(5)	—	(5)	—	(5)
Total

(1)	Executive would not be entitled to receive any payments, excluding accrued, but unpaid, base salary.
(2)	Executive would not be entitled to any specific payments upon a change in control, other than such payments that executive would otherwise be entitled to if termination upon a change in control was by reason of a termination by the company without cause or by Executive for Good Reason.
(3)	Reflects amount of the Management Fee Participation that was mandatorily deferred and that is payable in a lump sum upon certain triggering events, including Mr. Meister’s separation from service from Icahn Capital and its affiliates.
(4)	As discussed above, pursuant to the June 2009 Meister Employment Agreement, Mr. Meister was entitled to participate in the profits of the New Fund and Additional New Funds to the extent available. No such funds were formed as of December 31, 2009. Pursuant to the 2010 Meister Employment Agreement, Mr. Meister is no longer entitled to any New Fund Profit Participation.
(5)	Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under COBRA, at the executive’s expense.

Dominick Ragone

Benefit	Retirement or Resignation ($)		Death or Disability ($)		Termination by Company Without Cause ($)		Termination by Company with Cause ($)		Termination Following Change in Control ($)
Cash Severance	—	(1)	—	(1)	73,973	(2)	—	(1)	—	(3)
Health & Welfare Benefits	—	(4)	—	(4)	—	(4)	—	(4)	—	(4)
Total	—		—		73,973	(2)	—		—

(1)	Executive would not be entitled to receive any payments, excluding accrued, but unpaid, base salary; executive would not be entitled to any pro rata portion of his bonus for fiscal 2009.
(2)	Excluding accrued, but unpaid, base salary, executive would be entitled to receive continued payment of amounts of base salary that executive would have earned through the lesser of (A) the period through December 31, 2011 (the expiration date of the agreement) had executive continued to be employed by us through the expiration date or (B) the period ending on the 90th day following the termination date, to be paid on the same schedule as previously paid. Assuming Mr. Ragone’s employment terminated on December 31, 2009, he would not be entitled to receive any or all of the remaining portion of the Special Bonus Compensation. Pursuant to the terms of the Ragone Employment Agreement, the remaining portion of the Special Bonus Compensation is payable in two equal installments on the first business day of July 2010 and July 2011, provided that Mr. Ragone is actively employed on a full-time basis by Icahn Enterprises Holdings on the day such installment is to be paid. The first installment of the Special Bonus Compensation was paid to Mr. Ragone on July 1, 2009.
(3)	Executive is not entitled to any specific payments upon a change in control, other than such payments that executive would otherwise be entitled to if termination upon a change in control was by reason of a termination by the Company without Cause.
(4)	Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under COBRA, at the executive’s expense.

Director Compensation

The following table provides compensation information for our directors in fiscal 2009, except for Messrs. Icahn and Meister. Compensation received by Messrs. Icahn and Meister is included in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Vincent J. Intrieri(1)	—	6,625,207	6,625,207
William A. Leidesdorf	125,000	—	125,000
James L. Nelson	125,000	—	125,000
Jack G. Wasserman	140,000	—	140,000

(1)	Mr. Intrieri did not receive director fees from us in fiscal 2009. Pursuant to an employment agreement by and among us, Icahn Capital, Mr. Intrieri and the other parties referred to therein (referred to as the Intrieri Employment Agreement), during fiscal 2009, Mr. Intrieri served as a Senior Managing Director of Icahn Capital. The “All Other Compensation” paid or allocated to (or deferred by) Mr. Intrieri for fiscal 2009 pursuant to the Intrieri Employment Agreement includes the following: (i) an amount of $3,842,964 equal to 2.5% of Special Profits Interest Allocations for fiscal 2009; (ii) earnings on Mr. Intrieri’s share of prior year incentive allocations that were reinvested in the amount of $957,369 for fiscal 2009; and (iii) an amount of $174,874 representing earnings in fiscal 2009 on Mr. Intrieri’s Management Fee Participation as defined herein that was deferred in prior years and deemed invested in the Master Funds. See “Intrieri Employment Agreement” below for a further discussion of the Intrieri Employment Agreement.

Each director will hold office until his successor is elected and qualified. For fiscal 2009, Messrs. Wasserman, Leidesdorf and Nelson each received $125,000 in fees for services on board of directors. Mr. Wasserman received an additional $15,000 for services as chairman of the audit committee.

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

Prior to January 1, 2008 Mr. Intrieri was entitled during the Term to receive, in addition to his cash compensation described above, an amount equal to 2.5% of the gross management fees payable by the Onshore Fund and the Feeder Funds under their management agreements and 2.5% of the incentive allocations allocated to the General Partners by the Onshore Fund and the Offshore Master Funds, each subject to vesting.

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

Effective January 1, 2008, the Intrieri Employment Agreement was amended to provide that his former right to receive a 2.5% participation interest in management fees received by Icahn Management and New Icahn Management through December 31, 2007 (referred to as the Management Fee Participation) was terminated, and for all periods during the Term from and after January 1, 2008 he is entitled to receive from the General Partners, 2.5% of their Special Profits Interest Allocations, if any.

Mr. Intrieri’s 2.5% interest in management fees and incentive allocations, and his 2.5% interest in the General Partners’ Special Profits Interest Allocations that replaced his 2.5% Management Fee Participation from January 1, 2008, (collectively referred to as his Profit Participation) are subject to vesting. Amounts equal to Mr. Intrieri’s Profit Participation as earned by or allocated to him are invested by the General Partners in the Onshore Fund and Offshore Master Funds and his Profit Participation includes all gains and losses earned thereon. Mr. Intrieri’s Profit Participation (including the gains and losses thereon) vests, but only while Mr. Intrieri is an employee under the Intrieri Employment Agreement, at varying rates so that on December 31, 2009 the entire Profit Participation will be fully vested.

In addition, the portion of Mr. Intrieri’s Profit Participation consisting of his 2.5% Management Fee Participation was deferred until January 30, 2010 and may not be paid to him prior to such date except upon the following events (subject to certain qualifications and limitations): (i) 100% of the Management Fee Participation is payable on the death or disability of Mr. Intrieri, the cessation of his employment with Icahn Capital and its affiliates for any reason; and (ii) upon the occurrence of an Unforeseeable Emergency (as defined in the applicable tax regulations), the amount needed to satisfy the financial need giving rise to such Unforeseeable Emergency may be withdrawn.

Effective December 2008, the Intrieri Employment Agreement was amended to ensure compliance with Code Section 409A with respect to the deferred Management Fee Participation. Approximately 95% of Mr. Intrieri’s deferred Management Fee Participation was paid to Mr. Intrieri in February 2010, and the remainder will be distributed upon completion of the audited financial statements for the respective funds for the fiscal year ended December 31, 2009.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters.

As of March 1, 2010, affiliates of Mr. Icahn, including High Coast Limited Partnership, a Delaware limited partnership, owned 74,792,659 depositary units, or approximately 92.6% of the outstanding depositary units, and 11,360,173] preferred units, or approximately 86.5%, of the outstanding preferred units. In light of this ownership position, the board of directors of Icahn Enterprises GP has determined that we are a “controlled company” for the purposes of the NYSE’s listing standards and therefore are not required to have a majority of independent directors or to have compensation and nominating committees consisting entirely of independent directors. Icahn Enterprises GP’s board of directors presently consists of half independent directors and the audit committee consists entirely of independent directors.

The affirmative vote of unitholders holding more than 75% of the total number of all depositary units then outstanding, including depositary units held by Icahn Enterprises GP and its affiliates, is required to remove Icahn Enterprises GP. Thus, since Mr. Icahn, through affiliates, holds approximately 92.6% of the depositary units outstanding, Icahn Enterprises GP will not be able to be removed pursuant to the terms of our partnership agreement without Mr. Icahn’s consent. Moreover, under the partnership agreement, the affirmative vote of Icahn Enterprises GP and unitholders owning more than 50% of the total number of all outstanding depositary units then held by unitholders, including affiliates of Mr. Icahn, is required to approve, among other things, selling or otherwise disposing of all or substantially all of our assets in a single sale or in a related series of multiple sales, our dissolution or electing to continue Icahn Enterprises in certain instances, electing a successor general partner, making certain amendments to the partnership agreement or causing us, in our capacity as sole limited partner of Icahn Enterprises Holdings, to consent to certain proposals submitted for the approval of the limited partners of Icahn Enterprises Holdings. Accordingly, as affiliates of Mr. Icahn hold in excess of 50% of the depositary units outstanding, Mr. Icahn, through affiliates, will have effective control over such approval rights.

The following table provides information, as of March 1, 2010, as to the beneficial ownership of the depositary units and preferred units for each director of Icahn Enterprises GP and all directors and executive officers of Icahn Enterprises GP, as a group. Except for Mr. Icahn, none of our named executive officers beneficially owns any of the depositary units or preferred units.

Name of Beneficial Owner	Beneficial Ownership of Depositary Units	Percent of Class	Beneficial Ownership of Preferred Units	Percent of Class
Carl C. Icahn(1)	74,792,659	92.6%	11,360,173	86.5%
All directors and executive officers as a group (six persons)	74,792,659	92.6%	11,360,173	86.5%

(1)	Carl C. Icahn, through affiliates, is the beneficial owner of the 68,644,590 depositary units set forth above. The foregoing is exclusive of a 1.99% ownership interest which Icahn Enterprises GP holds by virtue of its 1% general partner interest in each of us and Icahn Enterprises Holdings.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

During fiscal 2009, we paid four quarterly distributions to holders of our depositary units, each in the amount of $0.25 per depositary unit. Icahn Enterprises GP, as general partner, received its proportionate share of each distribution. On February 26, 2010, the board of directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the first quarter of fiscal 2010. The distribution will be paid on March 30, 2010 to depositary unitholders of record at the close of business on March 15, 2010.

The payment of future distributions will be determined by Icahn Enterprises GP’s board. In fiscal 2009, Icahn Enterprises GP was allocated approximately $5 million of our net earnings as a result of its combined 1.99% general partner interests in us and Icahn Enterprises Holdings.

Pursuant to registration rights agreements, Mr. Icahn has certain registration rights with regard to the depositary units and preferred units.

Investments in the Private Funds

We may, on occasion, invest in securities in which entities affiliated with Mr. Icahn are also investing. Additionally, Mr. Icahn and his affiliated entities may also invest in securities in which Icahn Enterprises and its consolidated subsidiaries invest. Mr. Icahn, along with his affiliates (other than the amounts invested by Icahn Enterprises and its affiliates), make investments in the Private Funds. These investments are not subject to special profits interest allocations (or, prior to January 1, 2008, management fees) or incentive allocations. As of December 31, 2009, the total of these investments were $1.5 billion.

Acquisition of Controlling Interests in American Railcar Industries, Inc.

On January 15, 2010, pursuant to a Contribution and Exchange Agreement (referred to as the ARI Contribution and Exchange Agreement) among Icahn Enterprises, Beckton Corp., a Delaware corporation (referred to as Beckton), Barberry Corp. (referred to as Barberry), Modal LLC, a Delaware limited liability company (referred to as Modal), and Caboose Holding LLC, a Delaware limited liability company (referred to as Caboose and, together with Beckton, Barberry and Modal, referred to collectively as the ARI Contributing Parties), the ARI Contributing Parties contributed to Icahn Enterprises 11,564,145 shares of common stock of ARI collectively owned by the ARI Contributing Parties for aggregate consideration consisting of 3,116,537 of our depositary units, subject to certain post-closing adjustments. The transactions contemplated by the ARI Contribution and Exchange Agreement were authorized by the audit committee of the board of directors of Icahn Enterprises GP, our general partner, on January 11, 2010. The audit committee was advised by independent counsel and retained an independent financial advisor which rendered a fairness opinion.

Acquisition of Controlling Interests in Viskase Companies, Inc.

On January 15, 2010, pursuant to a Contribution and Exchange Agreement (referred to as the Viskase Contribution and Exchange Agreement) among Icahn Enterprises, Beckton, Barberry, Koala Holding Limited Partnership, a Delaware limited partnership (referred to as Koala), High River Limited Partnership, a

Delaware limited partnership (referred to as High River), and Meadow Walk Limited Partnership, a Delaware limited partnership (referred to as Meadow Walk and, together with Beckton, Barberry, Koala and High River, referred to collectively as the Viskase Contributing Parties, the Viskase Contributing Parties contributed to Icahn Enterprises 25,560,929 shares of common stock of Viskase collectively owned by the Viskase Contributing Parties for aggregate consideration consisting of 2,915,695 of our depositary units. The transactions contemplated by the Viskase Contribution and Exchange Agreement were authorized by the audit committee of the board of directors of Icahn Enterprises GP, on January 11, 2010. The Audit Committee was advised by independent counsel and retained an independent financial advisor which rendered a fairness opinion.

Other Related Party Transactions

Prior to August 8, 2007, Icahn Management, an affiliate of ours, elected to defer most of the management fees from the Private Funds and such amounts remain payable by the Offshore Funds. At December 31, 2009, the balance of the deferred management fees payable to Icahn Management was $125 million.

Effective January 1, 2008, we paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Carl C. Icahn (collectively, “Icahn Affiliates”), including accounting, administrative, investment, legal and tax services. Prior to January 1, 2008, Icahn & Co. LLC paid for such services. Under a separate expense-sharing agreement, we have charged Icahn Affiliates $4 million for such services in fiscal 2009.

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

In fiscal 2009, we paid Icahn Associates Corp., an affiliate of ours, approximately $2 million for the non-exclusive use of office space.

In fiscal 2009, we paid approximately $1 million to XO Holdings, Inc., an affiliate of ours, for telecommunication services.

In fiscal 2009, we provided certain professional services to Icahn Associates Corp., an affiliate of ours, for which we charged $3 million,

In fiscal 2009, PSC Metals sold material to Alliance Castings aggregating $318,000. Mr. Icahn is a major shareholder of Alliance Castings.

Starfire, which is 100% owned by Mr. Icahn, occupies a portion of certain office space leased by us. Monthly payments from it for the use of the space began on October 12, 2006. For fiscal 2009, we received $101,000 for the use of such space.

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

Partnership Provisions Concerning Property Management

Icahn Enterprises GP and its affiliates may receive fees in connection with the acquisition, sale, financing, development, construction, marketing and management of new properties acquired by us. As development and other new properties are acquired, developed, constructed, operated, leased and financed, Icahn Enterprises GP or its affiliates may perform acquisition functions, including the review, verification and analysis of data and documentation with respect to potential acquisitions, and perform development and construction oversight and other land development services, property management and leasing services, either on a day-to-day basis or on an asset management basis, and may perform other services and be entitled to fees and reimbursement of expenses relating thereto, provided the terms of such transactions are in accordance with our partnership agreement. It is not possible to state precisely what role, if any, Icahn Enterprises GP or any of its affiliates may have in the acquisition, development or management of any new investments. Consequently, it is not possible to state the amount of the income, fees or commissions Icahn Enterprises GP or its affiliates might be paid in connection therewith since the amount thereof is dependent upon the specific circumstances of each investment, including the nature of the services provided, the location of the investment and the amount customarily paid in such locality for such services. Subject to the specific circumstances surrounding each transaction and the overall fairness and reasonableness thereof to us, the fees charged by Icahn Enterprises GP and its affiliates for the services described below generally will be within the ranges set forth below:

•	Property Management and Asset Management Services. To the extent that we acquire any properties requiring active management (e.g., operating properties that are not net-leased) or asset management services, including on site services, we may enter into fee-paying management or other arrangements with Icahn Enterprises GP or its affiliates.
•	Brokerage and Leasing Commissions. We also may pay affiliates of Icahn Enterprises GP real estate brokerage and leasing commissions (which generally may range from 2% to 6% of the purchase price or rentals depending on location; this range may be somewhat higher for problem properties or lesser-valued properties).
•	Lending Arrangements. Icahn Enterprises GP or its affiliates may lend money to, or arrange loans for, us. Fees payable to Icahn Enterprises GP or its affiliates in connection with such activities include mortgage brokerage fees (generally .5% to 3% of the loan amount), mortgage origination fees (generally .5% to 1.5% of the loan amount) and loan servicing fees (generally .10% to .12% of the loan amount), as well as interest on any amounts loaned by Icahn Enterprises GP or its affiliates to us.
•	Development and Construction Services. Icahn Enterprises GP or its affiliates may also receive fees for development services, generally 1% to 4% of development costs, and general contracting services or construction management services, generally 4% to 6% of construction costs.

No fees were paid under these provisions during fiscal 2009.

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

Item 14. Principal Accountant Fees and Services.

We incurred $2,707,000 and $3,680,000 in audit fees and expenses from Grant Thornton LLP for fiscal 2009 and fiscal 2008, respectively. We include in the category of audit fees services such services related to audit of annual consolidated financial statements and internal controls, review of quarterly financial statements, review of reports filed with the SEC and other services, including services related to consents, assistance with review of offering documents and registration statements filed with the SEC.

In accordance with Icahn Enterprises’ Amended and Restated Audit Committee Charter adopted on March 12, 2004, the audit committee is required to approve in advance any and all audit services and permitted non-audit services provided to Icahn Enterprises and its consolidated subsidiaries by its independent auditors (subject to the de minimis exception of Section 10A (i) (1) (B) of the ’34 Act), all as required by applicable law or listing standards. All of the fees in fiscal 2009 and fiscal 2008 were pre-approved by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements:

The following financial statements of Icahn Enterprises L.P., and subsidiaries, are included in Part II, Item 8 of this report:

(a)(2) Financial Statement Schedules:

Page Number
Schedule I – Condensed Financial Information of Parent	214

All other financial statement schedules have been omitted because the required financial information is not applicable or the information is shown in the financial statements or notes thereto.

(a)(3) Exhibits:

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Exhibit Index.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED BALANCE SHEETS
December 31, 2009 and 2008

	December 31,
	2009	2008
	(In Millions, Except Unit Amounts)
ASSETS
Investments in subsidiary, net	$4,740	$4,479
Other investments	—	1
Deferred financing costs	7	9
Total Assets	$4,747	$4,489
LIABILITIES AND EQUITY
Accrued interest expense	$34	$34
Debt	1,929	1,927
Preferred limited partner units	136	130
	2,099	2,091
Equity:
Limited partners:
Depositary units: 92,400,000 authorized; issued 75,912,797 at December 31, 2009 and 2008; outstanding 74,775,597 at December 31, 2009 and 2008	2,828	2,582
General partner	(168)	(172)
Treasury units, at cost	(12)	(12)
Total Equity	2,648	2,398
Total Liabilities and Equity	$4,747	$4,489

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009, 2008 and 2007

	Year Ended December 31,
	2009	2008	2007
	(In Millions)
Interest expense	$(136)	$(136)	$(125)
Other expense	(1)	—	—
Equity in earnings of subsidiary	371	93	433
Net income (loss)	$234	$(43)	$308
Net income (loss) allocable to:
Limited partners	$229	$(57)	$103
General partner	5	14	205
	$234	$(43)	$308

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007

	Year Ended December 31,
	2009	2008	2007
	(In Millions)
Cash flows from operating activities:
Net income (loss)	$234	$(43)	$308
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Preferred LP unit interest expense	6	6	6
Amortization of deferred financing costs	2	2	2
Amortization of debt discount	2	2	2
Equity in earnings of subsidiary	(371)	(93)	(433)
Net changes in assets and liabilities	127	126	115
Net cash provided by operating activities	—	—	—
Cash flows from investing activities:
Net investment in and advances from (to) subsidiary	76	69	(1,063)
Net cash provided by (used in) investing activities	76	69	(1,063)
Cash flows from financing activities:
Partnership distributions	(76)	(71)	(37)
General partner contribution	—	2	8
Proceeds from borrowings	—	—	1,092
Net cash provided by financing activities	(76)	(69)	1,063
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

1. Description of Business and Basis of Presentation

Icahn Enterprises, L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. Icahn Enterprises is a diversified holding company. Our primary subsidiary is Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings, the operating partnership, holds our investments and conducts our business operations. Substantially all of our assets and liabilities are owned by Icahn Enterprises Holdings and substantially all of our operations are conducted through Icahn Enterprises Holdings. As of December 31, 2009, Icahn Enterprises Holdings is engaged in the following continuing operating businesses: Investment Management, Automotive, Metals, Real Estate and Home Fashion.

The condensed financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report.

2. Long-Term Debt

See Note 12, “Debt,” to the consolidated financial statements located in Part II, Item 8 of this report. Parent company debt is reported gross in the condensed financial statements whereas it appears in our Annual Report on Form 10-K for fiscal 2009 net of $58 million as of December 31, 2009 and 2008, of principal amount purchased in fiscal 2008 that is held by an Icahn Enterprises subsidiary.

Debt consists of the following (in millions):

	December 31,
	2009	2008
Senior unsecured variable rate convertible notes due 2013	$600	$600
Senior unsecured 7.125% notes due 2013	977	975
Senior unsecured 8.125% notes due 2012	352	352
Total debt	$1,929	$1,927

3. Commitments and Contingencies

See Note 20, “Commitments and Contingencies,” to the consolidated financial statements located in Part II, Item 8 of this report.

4. Preferred Units

See Note 15, “Preferred Units,” to the consolidated financial statements located in Part II, Item 8 of this report.

5. Subsequent Events

Senior Notes Offering

On January 15, 2010, we and Icahn Enterprises Finance Corp. (collectively, the “Issuers”), sold $850,000,000 aggregate principal amount of 7.75% Senior Notes due 2016 (the “2016 Notes”) and $1,150,000,000 aggregate principal amount of 8% Senior Notes due 2018 (the “2018 Notes” and, together with the 2016 Notes, referred to as the “New Notes”) pursuant to the purchase agreement, dated January 12, 2010 (the “Purchase Agreement”), by and among the Issuers, Icahn Enterprises Holdings, as guarantor (the “Guarantor”), and Jefferies & Company, Inc., as initial purchaser (the “Initial Purchaser”). The 2016 Notes were priced at 99.411% of their face value and the 2018 Notes were priced at 99.275% of their face value. The gross proceeds from the sale of the New Notes were approximately $1,986,656,000, a portion of which was used to purchase the approximately $1.28 billion in aggregate principal amount (or approximately 97%) of the 2013 Notes and the 2012 Notes that were tendered pursuant to cash tender offers and consent solicitations and to pay related fees and expenses. Interest on the New Notes will be payable on January 15 and July 15 of each year, commencing July 15, 2010. The Purchase Agreement contains customary representations, warranties and covenants of the parties and indemnification and contribution provisions whereby the Issuers and the Guarantor, on the one hand, and the Initial Purchaser, on the other, have agreed to indemnify each other against certain liabilities. The 2012 Notes and 2013 Notes were satisfied and discharged pursuant to their respective indentures on January 15, 2010.

The New Notes were issued under and are governed by an indenture, dated January 15, 2010 (the “Indenture”), among the Issuers, the Guarantor and Wilmington Trust Company, as trustee. The Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments. On or after January 15, 2013, the Issuers may redeem all of the 2016 Notes at a price equal to 103.875% of the principal amount of the 2016 Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 101.938% on and after January 15, 2014 and 100% on and after January 15, 2015. On or after January 15, 2014, the Issuers may redeem all of the 2018 Notes at a price equal to 104.000% of the principal amount of the 2018 Notes, plus accrued and unpaid interest, with such option redemption prices decreasing to 102.000% on and after January 15, 2015 and 100% on and after January 15, 2016. Before January 15, 2013, the Issuers may redeem up to 35% of the aggregate principal amount of each of the 2016 Notes and 2018 Notes with the net proceeds of certain equity offerings at a price equal to 107.750% and 108.000%, respectively, of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the 2016 Notes or 2018 Notes, as the case may be, originally issued remains outstanding immediately after such redemption. If the Issuers experience a change of control, the Issuers must offer to purchase for cash all or any part of each holder’s New Notes at a purchase price equal to 101% of the principal amount of the New Notes, plus accrued and unpaid interest.

The New Notes and the related guarantee are the senior unsecured obligations of the Issuers and rank equally with all of the Issuers’ and the Guarantor’s existing and future senior unsecured indebtedness and rank senior to all of the Issuers’ and the Guarantor’s existing and future subordinated indebtedness. The New Notes and the related guarantee are effectively subordinated to the Issuers’ and the Guarantor’s existing and future secured indebtedness to the extent of the collateral securing such indebtedness. The New Notes and the related guarantee are also effectively subordinated to all indebtedness and other liabilities of the Issuers’ subsidiaries other than the Guarantor.

In connection with the sale of the New Notes, the Issuers and the Guarantor entered into a Registration Rights Agreement, dated January 15, 2010 (the “Registration Rights Agreement”), with the Initial Purchaser. Pursuant to the Registration Rights Agreement, the Issuers have agreed to file a registration statement with the SEC, on or prior to 120 calendar days after the closing of the offering of the New Notes, to register an offer to exchange the New Notes for registered notes guaranteed by the Guarantor with substantially identical terms, and to use commercially reasonable efforts to cause the registration statement to become effective by the 210th day after the closing of the offering of the Notes. Additionally, the Issuers and the Guarantor may be required to file a shelf registration statement to cover resales of the New Notes in certain circumstances. If the Issuers and the Guarantor fail to satisfy these obligations, the Issuers may be required to pay additional interest to holders of the New Notes under certain circumstances.

Termination of Indenture Governing Senior Unsecured 8.125% Notes due 2012

Effective January 15, 2010, the 2012 Notes Indenture, among the Issuers, the Guarantor and Wilmington Trust Company, as trustee, was satisfied and discharged in accordance with its terms by the Issuers. The Issuers deposited a total of approximately $364 million with Wilmington Trust Company as trustee under the 2012 Notes Indenture and depositary for a cash tender offer to repay all amounts outstanding under the 2012 Notes and to satisfy and discharge the 2012 Notes Indenture. Approximately $345 million was deposited with the depositary to purchase the 2012 Notes that were tendered pursuant to the cash tender offer. In connection with the purchase of the tendered 2012 Notes, the Issuers paid total consideration of approximately $355 million, which consisted of: (i) $345 million of base consideration for the aggregate principal amount tendered; (ii) $3 million of accrued and unpaid interest on the tendered 2012 Notes; and (iii) $7 million of consent payments in connection with the solicitation of consents from holders of 2012 Notes to eliminate the incurrence of indebtedness and issuance of preferred stock covenant in the 2012 Notes Indenture. The Issuers also deposited approximately $8 million with the trustee in connection with the redemption of the remaining 2012 Notes.

Termination of Indenture Governing Senior Unsecured 7.125% Notes due 2013

Effective January 15, 2010, the 2013 Notes Indenture, among the Issuers, the Guarantor and Wilmington Trust Company, as trustee, has been satisfied and discharged in accordance with its terms by the Issuers. The Issuers deposited a total of approximately $1,018 million with Wilmington Trust Company as trustee under the 2013 Notes Indenture and depositary for cash tender offer to repay all accounts outstanding under the 2013 Notes and to satisfy and discharge the 2013 Notes Indenture. Approximately $939 million was deposited with the depositary to purchase the 2013 Notes that were tendered pursuant to the cash tender offer. In connection with the purchase of the tendered 2013 Notes, the Issuers paid total consideration of approximately $988 million, which consisted of: (i) $939 million of base consideration for the aggregate principal amount tendered; (ii) $28 million of accrued and unpaid interest on the tendered 2013 Notes; and (iii) $21 million of consent payments in connection with the solicitation of consents from holders of 2013 Notes to eliminate the incurrence of indebtedness and issuance of preferred stock covenant in the 2013 Notes Indenture. The Issuers also deposited approximately $29 million with the trustee in connection with the redemption of the remaining 2013 Notes.

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

Icahn Enterprises L.P.
By: Icahn Enterprises G.P. Inc., its General Partner
By /s/ Keith A. Meister Keith A. Meister, Principal Executive Officer and Vice Chairman of the Board

Date: March 3, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Keith A. Meister Keith A. Meister	Principal Executive Officer and Vice Chairman of the Board	March 3, 2010
/s/ Dominick Ragone Dominick Ragone	Chief Financial Officer and Principal Accounting Officer	March 3, 2010
/s/ Jack G. Wasserman Jack G. Wasserman	Director	March 3, 2010
/s/ William A. Leidesdorf William A. Leidesdorf	Director	March 3, 2010
/s/ James L. Nelson James L. Nelson	Director	March 3, 2010
/s/ Vincent J. Intrieri Vincent J. Intrieri	Director	March 3, 2010
/s/ Carl C. Icahn Carl C. Icahn	Chairman of the Board	March 3, 2010

EXHIBIT INDEX

3.1	Certificate of Limited Partnership of Icahn Enterprises L.P., f/k/a American Real Estate Partners, L.P. (“Icahn Enterprises”) dated February 17, 1987, as thereafter amended from time to time (incorporated by reference to Exhibit 3.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on September 20, 2007).
3.2	Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated May 12, 1987 (incorporated by reference to Exhibit 3.2 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).
3.3	Amendment No. 6 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated December 17, 2007 (incorporated by reference to Exhibit 99.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 21, 2007).
3.4	Amendment No. 5 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated September 17, 2007 (incorporated by reference to Exhibit 99.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 21, 2007).
3.5	Amendment No. 4 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated June 29, 2005 (incorporated by reference to Exhibit 3.1 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2005 (SEC File No. 1-9516), filed on June 30, 2005).
3.6	Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated May 9, 2002 (incorporated by reference to Exhibit 3.8 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2002 (SEC File No. 1-9516), filed on March 31, 2003).
3.7	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated August 16, 1996 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K SEC Filene. 1-9516), filed on August 16, 1996).
3.8	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated February 22, 1995 (incorporated by reference to Exhibit 3.3 to Icahn Enterprises’ Form 10-K for the year ended December 31, 1994 (SEC File No. 1-9516), filed on March 31, 1995).
3.9	Certificate of Limited Partnership of Icahn Enterprises Holdings L.P., f/k/a American Real Estate Holdings Limited Partnership (“Icahn Enterprises Holdings”), dated February 17, 1987, as amended pursuant to the First Amendment thereto, dated March 10, 1987 (incorporated by reference to Exhibit 3.5 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004, as further amended pursuant to the Certificate of Amendment thereto, dated September 17, 2007 (incorporated by reference to Exhibit 3.9 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2007 (SEC File No. 1-9516), filed on March 17, 2008).
3.10	Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings , dated as of July 1, 1987 (incorporated by reference to Exhibit 3.5 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).
3.11	Amendment No. 4 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated September 17, 2007 (incorporated by reference to Exhibit 3.11 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2007 (SEC File No. 1-9516), filed on March 17, 2008).
3.12	Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated June 29, 2005 (incorporated by reference to Exhibit 3.2 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2005 (SEC File No. 1-9516), filed on June 30, 2005).
3.13	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated June 14, 2002 (incorporated by reference to Exhibit 3.9 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2002 (SEC File No. 1-9516), filed on March 31, 2003).

3.14	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated August 16, 1996 (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on August 16, 1996).
4.1	Depositary Agreement among Icahn Enterprises, Icahn Enterprises G.P. Inc., f/k/a American Property Investors, Inc. (“Icahn Enterprises GP”) and Registrar and Transfer Company, dated as of July 1, 1987 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).
4.2	Amendment No. 1 to the Depositary Agreement dated as of February 22, 1995 (incorporated by reference to Exhibit 4.2 to Icahn Enterprises’ Form 10-K for the year ended December 31, 1994 (SEC File No. 1-9516), filed on March 31, 1995).
4.3	Form of Transfer Application (incorporated by reference to Exhibit 4.4 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).
4.4	Specimen Depositary Receipt (incorporated by reference to Exhibit 4.3 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).
4.5	Specimen Certificate representing preferred units (incorporated by reference to Exhibit 4.9 to Icahn Enterprises’ Form S-3 (SEC File No. 33-54767), filed on February 22, 1995).
4.6	Registration Rights Agreement between Icahn Enterprises and X LP (now known as High Coast Limited Partnership) (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).
4.7	Registration Rights Agreement, dated June 30, 2005 between Icahn Enterprises and Highcrest Investors Corp., Amos Corp., Cyprus, LLC and Gascon Partners (incorporated by reference to Exhibit 10.6 to Icahn Enterprises’ Form 10-Q (SEC File No. 1-9516), filed on August 9, 2005), as amended by Amendment No. 1 thereto, dated as of August 8, 2007 (incorporated by reference to Exhibit 10.5 to Icahn Enterprises’ Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).
10.1	Amended and Restated Agency Agreement (incorporated by reference to Exhibit 10.12 to Icahn Enterprises’ Form 10-K for the year ended December 31, 1994 (SEC File No. 1-9516), filed on March 31, 1995).
10.2	Purchase Agreement, dated January 21, 2005, by and among Icahn Enterprises, as Purchaser, and Cyprus, LLC as Seller (incorporated by reference to Exhibit 99.4 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516) filed on January 27, 2005).
10.3	Amendment No. 1, dated as of May 23, 2005, to the Purchase Agreement, dated January 21, 2005, by and among Icahn Enterprises, as Purchaser, and Cyprus, LLC as seller (incorporated by reference to Exhibit 99.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516) filed on May 27, 2005).
10.4	Indenture, dated as of January 15, 2010, among Icahn Enterprises, Icahn Enterprises Finance Corp., (“Icahn Enterprises Finance”), Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust Company, as Trustee relating to the 7¾% Senior Notes Due 2016 and the 8% Senior Notes Due 2018 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 15, 2010).
10.5	Registration Rights Agreement, dated January 15, 2010, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 15, 2010).
10.6	Contribution and Exchange Agreement, dated January 12, 2010, among Icahn Enterprises, Beckton Corp., Barberry Corp., Modal LLC and Caboose Holding, LLC (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 15, 2010).

10.7	Contribution and Exchange Agreement, dated January 12, 2010, among Icahn Enterprises, Beckton Corp., Barberry Corp., Koala Holding Limited Partnership, High River Limited Parnership and Meadow Walk Limited Partnership (incorporated by reference to Exhibit 10.3 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 15, 2010).
10.8	Equity Commitment Agreement, dated June 23, 2005, by and among WS Textile Co., Inc., Textile Holding, Icahn Enterprises Holdings and Aretex LLC (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on July 1, 2005).
10.9	Rights Offering Sponsor Agreement, dated June 23, 2005, by and between WS Textile Co., Inc. and Icahn Enterprises Holdings (incorporated by reference to Exhibit 10.3 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on July 1, 2005).
10.10	Undertaking, dated November 20, 1998, by Starfire Holding Corporation, for the benefit of Icahn Enterprises and its subsidiaries (incorporated by reference to Exhibit 10.42 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2005 (SEC File No. 1-9516), filed on March 16, 2006).
10.11	Loan and Security Agreement, dated as of June 16, 2006, among WestPoint Home, Inc., as the Borrower, the Lenders from time to time party thereto, and Bank of America, N.A., as the Administrative Agent (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9156), filed on June 22, 2006).
10.12	Exclusivity Agreement and Letter of Intent, dated September 7, 2006, by and among Icahn Enterprises, Icahn Enterprises Holdings and Riata Energy, Inc. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on September 8, 2006).
10.13	Acquisition Agreement, dated September 3, 2006, by and among Pinnacle Entertainment, Inc., Atlantic Coast Entertainment Holdings, Inc., ACE Gaming LLC, American Real Estate Holdings Limited Partnership, AREP Boardwalk Properties LLC, PSW Properties LLC, AREH MLK LLC and Mitre Associates LLC (incorporated by reference to Icahn Enterprises’ Exhibit 10.1 to Form 8-K (SEC File No. 1-9516), filed on September 8, 2006).
10.14	Stockholders Agreement, dated as of September 3, 2006, among Pinnacle Entertainment, Inc., Icahn Enterprises Holdings and AREP Sands Holding, LLC (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on September 8, 2006).
10.15	Purchase and Sale Agreement, dated November 21, 2006, by and among Icahn Enterprises, Icahn Enterprises Holdings, AREP Oil & Gas Holdings LLC, AREP O & G Holdings LLC, NEG Oil & Gas LLC and SandRidge Holdings, Inc. and, solely for purposes of Article V, Article XII, Section 9.5 and Section 10.2, Riata Energy, Inc. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on November 28, 2006).
10.16	Shareholders Agreement, dated November 21, 2006, among Riata Energy, Inc. and Certain Shareholders of Riata Energy, Inc. (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on November 28, 2006).
10.17	Interest Transfer Agreement, dated as of November 24, 2006, among Highcrest Investors Corp., Meadow Star Partner LLC, AREP O&G Holdings LLC and AREH Oil & Gas Corp. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on November 30, 2006).
10.18	Agreement of Limited Partnership of Rome Acquisition Limited Partnership, effective as of November 15, 2006, among WH Rome Partners LLC and Meadow Star LLC (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on November 30, 2006).
10.19	Subscription and Standby Commitment Agreement, dated as of December 7, 2006, by and among WestPoint International, Inc. and Icahn Enterprises Holdings (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 8, 2006).

10.20	Registration Rights Agreement, dated January 17, 2007, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies & Company, Inc., as the Initial Purchaser (incorporated by reference to Exhibit 4.3 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 19, 2007).
10.21	Securities Purchase Agreement, dated April 4, 2007, by and among Icahn Enterprises and the Initial Buyers (incorporated by reference to Exhibit 10.41 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on April 5, 2007).
10.22	Registration Rights Agreement, dated April 4, 2007, by and among Icahn Enterprises and the Initial Buyers (incorporated by reference to Exhibit 10.42 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on April 5, 2007).
10.23	Form of Indenture, dated April 5, 2007, by and among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 10.43 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on April 5, 2007).
10.24	Form of Variable Rate Senior Convertible Notes due 2013 (incorporated by reference to Exhibit 10.44 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on April 17, 2007).
10.25	Membership Interest Purchase Agreement, dated April 22, 2007, by and between W2007/ACEP Holdings, LLC and American Entertainment Properties Corp. (incorporated by reference to Exhibit 10.45 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on April 24, 2007), as amended by the Second Amendment thereto, dated February 8, 2008 (incorporated by reference to Exhibit 10.46 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on February 11, 2008).
10.26	Contribution and Exchange Agreement by and among Icahn Enterprises, CCI Offshore Corp., CCI Onshore Corp., Icahn Management LP and Carl C. Icahn (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).
10.27	Employment Agreement by and among Icahn Enterprises, Icahn Capital Management LP and Carl C. Icahn (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).
10.28	Non-Competition Agreement by and between Icahn Enterprises and Carl C. Icahn (incorporated by reference to Exhibit 10.3 to Icahn Enterprises’ Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).
10.29	Covered Affiliate and Shared Expenses Agreement by and among Icahn Enterprises, Icahn Partners LP, Icahn Fund Ltd., Icahn Fund II Ltd., Icahn Fund III Ltd., Icahn Partners Master Fund L.P., Icahn Partners Master Fund II L.P., Icahn Partners Master Fund III L.P., Icahn Cayman Partners, L.P. and Icahn Partners Master Fund II Feeder LP (incorporated by reference to Exhibit 10.4 to Icahn Enterprises’ Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).
10.30	Stock Purchase Agreement, dated as of November 5, 2007, by and among Cloud Holding LLC, Icahn Enterprises Holdings, Arnos Corp, Philip Services Corporation and PSC Metals Inc. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 1-9516), filed on November 9, 2007).
10.31	Carl C. Icahn Amendment Agreement (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.32	Keith A. Meister Employment Agreement effective as of January 1, 2010 by and between Icahn Enterprises, Icahn Capital L.P. and Keith Meister.
10.32A	Keith A. Meister Employment Agreement effective as of June 1, 2009 by and between Icahn Enterprises, Icahn Capital L.P. and Keith Meister (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on May 22, 2009), as amended March 1, 2010 effective as of January 1, 2010.

10.32B	Amended Keith A. Meister Employment Agreement (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008); June 1, 2005 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.3 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008); January 1, 2006 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.4 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008); March 14, 2006 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.5 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008); April 11, 2006 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.6 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008); February 1, 2007 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.7 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008; April 19, 2007 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.8 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008); First August 8, 2007 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.9 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008); Second August 8, 2007 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.10 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008); Keith A. Meister Amendment Agreement (incorporated by reference to Exhibit 10.11 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.33	Amended Vincent J. Intrieri Employment Agreement (incorporated by reference to Exhibit 10.12 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.34	February 1, 2007 Vincent J. Intrieri Amendment (incorporated by reference to Exhibit 10.13 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.35	April 19, 2007 Vincent J. Intrieri Amendment (incorporated by reference to Exhibit 10.14 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.36	First August 8, 2007 Vincent J. Intrieri Amendment (incorporated by reference to Exhibit 10.15 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.37	Second August 8, 2007 Vincent J. Intrieri Amendment (incorporated by reference to Exhibit 10.16 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.38	Vincent J. Intrieri Amendment Agreement (incorporated by reference to Exhibit 10.17 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.39	Stock Purchase Agreement by and among Icahn Enterprises Holdings, IEH FM Holdings LLC , Barberry Corp. and Thornwood Associates Limited Partnership, dated July 3, 2008 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on July 3, 2008).
10.40	Employment Agreement of Dominick Ragone, dated as of May 1, 2008 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on July 29, 2008).
10.41	Tender and Support Agreement, dated as of October 6, 2008, by and among Icahn Enterprises Holdings L.P. and Eli Lilly and Company (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on October 9, 2008).
10.42	Contribution and Exchange Agreement by and among Icahn Enterprises, Barberry Corp. and Thornwood Associates Limited Partnership, dated December 2, 2008 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 3, 2008).
10.43	Employment Agreement of Daniel A. Ninivaggi, dated as of February 11, 2010 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on February 18, 2010).
10.44	Class A Option Agreement of Daniel A. Ninivaggi (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on February 18, 2010).
10.45	Class B Option Agreement of Daniel A. Ninivaggi (incorporated by reference to Exhibit 10.3 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on February 18, 2010).

12.1	Ratio of earnings to fixed charges.
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 99.2 to Icahn Enterprises’ Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 1-9516), filed on November 9, 2004).
18.1	Preferability letter received from Grant Thornton LLP, dated November 7, 2007 (incorporated by reference to Exhibit 18.1 to Icahn Enterprises’ Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 1-9516), filed on November 9, 2007).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Grant Thornton LLP.
23.2	Consent of Ernst & Young LLP.
31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.