Form 10-Q
period 2010-03-31
ICAHN ENTERPRISES L.P.
filed 2010-05-06
CIK 813762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of May 3, 2010, there were 83,754,921 depositary units outstanding.

ICAHN ENTERPRISES L.P.

i

Part I. Financial Information

Item 1. Financial Statements

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash and cash equivalents	$2,495	$2,256
Cash held at consolidated affiliated partnerships and restricted cash	2,390	3,336
Investments	5,818	5,405
Accounts receivable, net	1,236	1,139
Due from brokers	78	56
Inventories, net	1,120	1,091
Property, plant and equipment, net	3,016	2,958
Goodwill	1,083	1,083
Intangible assets, net	992	1,007
Other assets	568	555
Total Assets	$18,796	$18,886
LIABILITIES AND EQUITY
Accounts payable	$673	$628
Accrued expenses and other liabilities	1,939	1,993
Securities sold, not yet purchased, at fair value	1,518	2,035
Due to brokers	—	376
Post-employment benefit liability	1,396	1,413
Debt	5,921	5,186
Preferred limited partner units	—	136
Total liabilities	11,447	11,767
Commitments and contingencies (Note 19)
Equity:
Limited partners:
Depositary units: 92,400,000 authorized; issued 84,892,121 and 75,912,797 at March 31, 2010 and December 31, 2009; outstanding 83,754,921 and 74,775,597 at March 31, 2010 and December 31, 2009, respectively	3,152	2,828
General partner	(252)	18
Treasury units at cost: 1,137,200 depositary units	(12)	(12)
Equity attributable to Icahn Enterprises	2,888	2,834
Equity attributable to non-controlling interests	4,461	4,285
Total equity	7,349	7,119
Total Liabilities and Equity	$18,796	$18,886

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts)

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Revenues:
Net sales	$1,870	$1,621
Net (loss) gain from investment activities	(1)	251
Interest and dividend income	68	82
Loss on extinguishment of debt	(40)	—
Other income, net	18	38
	1,915	1,992
Expenses:
Cost of goods sold	1,575	1,441
Selling, general and administrative	294	289
Restructuring	4	42
Impairment	4	15
Interest expense	95	80
	1,972	1,867
(Loss) income before income tax benefit	(57)	125
Income tax benefit	7	7
Net (loss) income	(50)	132
Less: net income attributable to non-controlling interests	(15)	(128)
Net (loss) income attributable to Icahn Enterprises	$(65)	$4
Net (loss) income attributable to Icahn Enterprises allocable to:
Limited partners	$(64)	$1
General partner	(1)	3
	$(65)	$4
Basic and diluted (loss) income per LP unit:	$(0.80)	$0.01
Basic and diluted weighted average LP units outstanding	80	75
Cash distributions declared per LP unit	$0.25	$0.25

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES
IN EQUITY AND COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Equity Attributable to Icahn Enterprises
	General Partners’ Equity (Deficit)	Limited Partners’ Equity	Held in Treasury		Total Partners’ Equity	Non- Controlling Interests	Total Equity
			Amount	Units
Balance, December 31, 2009, as adjusted (See Note 1)	$18	$2,828	$(12)	1	$2,834	$4,285	$7,119
Comprehensive (loss) income:
Net (loss) income	(1)	(64)	—	—	(65)	15	(50)
Post-employment benefits, net of tax	—	6	—	—	6	2	8
Hedge instruments, net of tax	—	(7)	—	—	(7)	(2)	(9)
Translation adjustments and other	(1)	(22)	—	—	(23)	(10)	(33)
Comprehensive (loss) income	(2)	(87)	—	—	(89)	5	(84)
Partnership contributions	5	—	—	—	5	—	5
Partnership distributions	—	(20)	—	—	(20)	—	(20)
Investment Management distributions	—	—	—	—	—	(7)	(7)
Investment Management contributions	—	—	—	—	—	173	173
ARI acquisition	(141)	141	—	—	—	—	—
Viskase acquisition	(132)	132	—	—	—	—	—
Preferred LP unit redemption	—	138	—	—	138	—	138
Stock-based compensation and other	—	20	—	—	20	5	25
Balance, March 31, 2010	$(252)	$3,152	$(12)	1	$2,888	$4,461	$7,349

Accumulated other comprehensive loss was $691 and $657 at March 31, 2010 and December 31, 2009, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2010	2009
Cash Flows from operating activities:
Net (loss) income	$(50)	$132
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Investment losses (gains)	1	(251)
Purchases of securities	(1,171)	(304)
Proceeds from sales of securities	922	807
Purchases to cover securities sold, not yet purchased	(719)	(1,141)
Proceeds from securities sold, not yet purchased	33	129
Net premiums (paid) received on derivative contracts	(43)	188
Changes in receivables and payables relating to securities transactions	(394)	(892)
Depreciation and amortization	110	105
Other, net	35	2
Changes in cash held at consolidated affiliated partnerships and restricted cash	938	1,047
Changes in other operating assets and liabilities	(52)	(153)
Net cash used in operating activities	(390)	(331)
Cash flows from investing activities:
Capital expenditures	(166)	(60)
Purchases of marketable equity and debt securities	—	(37)
Other	(7)	1
Net cash used in investing activities	(173)	(96)
Cash flows from financing activities:
Investment Management Equity:
Capital subscriptions received in advance	46	—
Capital distributions to non-controlling interests	(50)	(109)
Capital contributions by non-controlling interests	173	8
Partnership contributions	5	—
Partnership distributions	(20)	(19)
Proceeds from issuance of senior unsecured notes	1,987	—
Proceeds from sale of previously purchased subsidiary debt	65	4
Repayments of borrowings	(1,357)	(10)
Other	(26)	(10)
Net cash provided by (used in) financing activities	823	(136)
Effect of exchange rate changes on cash	(21)	(5)
Net increase (decrease) in cash and cash equivalents	239	(568)
Cash and cash equivalents, beginning of period	2,256	2,917
Cash and cash equivalents, end of period	$2,495	$2,349
Supplemental information:
Cash payments for interest	$51	$97
Net cash payments (refunds) for income taxes	$12	$(14)
Net unrealized losses on available-for-sale securities	$(4)	$(13)
Redemptions payable to non-controlling interests	$70	$107
LP Unit issuance to purchase majority interests in ARI and Viskase	$273	$—
LP Unit issuance to settle preferred LP unit redemptions	$138	$—

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

1. Description of Business and Basis of Presentation

General

Icahn Enterprises L.P. (“Icahn Enterprises” or the “Company”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), our sole general partner, which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of March 31, 2010, affiliates of Mr. Icahn owned 77,343,160 of our depositary units which represented approximately 92.3% of our outstanding depositary units. As discussed further in Note 14, “Preferred Limited Partner Units,” on March 31, 2010 we redeemed all of our outstanding preferred units.

We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment Management, Automotive, Railcar, Food Packaging, Metals, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the Holding Company. Further information regarding our continuing reportable segments is contained in Note 3, “Operating Units,” and Note 16, “Segment Reporting.”

The accompanying consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“fiscal 2009”). The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to interim financial statements. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature.

In accordance with United States generally accepted accounting principles (“U.S. GAAP”), assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of previously separate companies for all periods under common control prior to the acquisition are included in our consolidated financial statements.

The consolidated financial statements include the accounts of (i) Icahn Enterprises, (ii) the wholly and majority owned subsidiaries of Icahn Enterprises in which control can be exercised and (iii) entities in which Icahn Enterprises has a controlling interest as a general partner interest or in which it is the primary beneficiary of a variable interest entity (“VIE”). In evaluating whether Icahn Enterprises has a controlling financial interest in entities in which it would consolidate, it considers the following: (1) for voting interest entities, we consolidate these entities in which we own a majority of the voting interests; (2) for VIEs that are not subject to the deferral provisions described below in the section entitled, “Adoption of New Accounting Standards,” we consolidate these entities in which we are considered the primary beneficiary because we (i) have the direct or indirect ability through voting rights or similar rights to make decisions about the VIE’s activities that have a significant effect on its success and (ii) absorb the majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both (see Note 5, “Investment and Related Matters,” for further discussion regarding our VIEs); and (3) for limited partnership entities that are not considered VIEs, we consolidate these entities if we are the general partner of such entities and for which no substantive kick-out or participating rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

1. Description of Business and Basis of Presentation  – (continued)

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

Because of the nature of our businesses, the results of operations for quarterly and other interim periods are not indicative of the results to be expected for the full year. Variations in the amount and timing of gains and losses on our investments can be significant.

Change in Reporting Entity

As discussed further in Note 2, “Acquisitions,” on January 15, 2010, in two separate transactions, we acquired controlling interests in American Railcar Industries, Inc. (“ARI”) and Viskase Companies, Inc. (“Viskase”). ARI and Viskase are each considered entities under common control.

For accounting purposes, ARI’s and Viskase’s earnings for the period of common control up until our acquisition of the controlling interests in each of these companies on January 15, 2010 have been allocated to Icahn Enterprises GP, our general partner, and therefore are excluded from the historical computation of basic and diluted income per LP unit.

As a result of the acquisitions of ARI and Viskase that occurred on January 15, 2010, our financial statements now include the results of ARI and Viskase effective when common control (over 50% ownership) has been achieved which for ARI was in May 1988 and for Viskase was in November 2006. ARI and Viskase prepare financial statements based on certain accounting policies that were not described in our annual report on Form 10-K for fiscal 2009 (the “2009 Form 10-K”). Accordingly, certain required additional information is included in this quarterly report on Form 10-Q in order to supplement disclosures already included in our 2009 Form 10-K. The new accounting policies, which relate to ARI and Viskase, comprising our Railcar and Food Packaging segments, respectively, are as follows:

Revenue Recognition — Railcar

Revenues from railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and title transfer, which is when the risk for any damage or loss with respect to the railcars passes to the customer. Paint and lining work may be outsourced and, as a result, the sale for the railcar may be recorded after customer acceptance when it leaves the manufacturing plant and the sale for the lining work may be separately recorded following completion of that work by the independent contractor, customer acceptance and final shipment. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with ARI’s contractual terms. Revenue for railcar maintenance services is recognized upon completion and shipment of railcars from ARI’s plants. ARI does not currently bundle railcar service contracts with new railcar sales. Revenue for fleet management services is recognized as performed. ARI records amounts billed to customers for shipping and handling as part of sales and records related costs in cost of goods sold.

Revenue Recognition — Food Packaging

Revenues are recognized at the time products are shipped to the customer, under F.O.B Shipping point terms or under F.O.B. Port terms. Revenues are net of any discounts, rebates and allowances. Viskase periodically bills customers for shipping charges. These amounts are included in revenue with related costs included in cost of goods sold.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

1. Description of Business and Basis of Presentation  – (continued)

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, cash held at consolidated affiliated partnerships and restricted cash, accounts receivable, due from brokers, accounts payable, accrued expenses and other liabilities and due to brokers are deemed to be reasonable estimates of their fair values because of their short-term nature.

See Note 5, “Investments and Related Matters,” and Note 6, “Fair Value Measurements,” for discussions of our investments.

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of March 31, 2010 are approximately $5.9 billion and $5.7 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2009 was approximately $5.2 billion and $4.8 billion, respectively.

Restricted Cash

Our restricted cash balance was approximately $1.9 billion and $2.8 billion as of March 31, 2010 and December 31, 2009, respectively.

Adoption of New Accounting Standards

In December 2009, the Financial Accounting Standards Board (“FASB”) issued amended standards for determining whether to consolidate a VIE. This new standard affects all entities currently within the scope of the Consolidation Topic of the FASB Accounting Standards Codification (“ASC”), as well as qualifying special-purpose entities that are currently excluded from the scope of the Consolidation Topic of the FASB ASC. This new standard amends the evaluation criteria to identify the primary beneficiary of the VIE and requires ongoing reassessment of whether an enterprise is the primary beneficiary of such VIEs. This new standard is effective as of the beginning of the first fiscal year beginning after November 15, 2009. The adoption of this new standard did not have a material impact on our financial condition, results of operations and cash flows. As discussed below, we determined that certain entities within our Investment Management segment met the deferral criteria and we will therefore be deferring the application of this new guidance for these entities.

In February 2010, the FASB issued new guidance which amends the consolidation requirement discussed above. This amendment defers consolidation requirements for a reporting entity’s interest in an entity if the reporting entity (1) has all the attributes of an investment company or (2) represents an entity for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could be potentially significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities or entities formerly considered special-purpose entities. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of VIEs or other applicable consolidation guidance, such as the consolidation of partnerships. Entities are required, however, to provide disclosures for all VIEs in which they hold a variable interest. This includes variable interests in entities that qualify for the deferral but are considered VIEs under the prior accounting provisions. This new guidance is effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. We determined that certain entities within our Investment Management segment met the deferral provisions of this new guidance. Accordingly, these entities within our Investment Management segment will continue to be subject to the overall guidance on the consolidation of VIEs prior to the new standard described above or other applicable consolidation guidance, such as the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

1. Description of Business and Basis of Presentation  – (continued)

consolidation of partnerships. See Note 5, “Investments and Related Matters — Investments in Variable Interest Entities,” for further discussion.

In January 2010, the FASB issued new guidance on supplemental fair value disclosures. The new disclosures require (1) a gross presentation of activities within the Level 3 roll forward reconciliation, which will replace the net presentation format and (2) detailed disclosures about the transfers between Level 1 and Level 2 measurements. Additionally, the new guidance also provides several clarifications regarding the level of disaggregation and disclosures about inputs and valuation techniques. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. Early application is permitted and comparative disclosures are not required in the period of initial adoption. We have adopted the provisions of this new guidance effective January 1, 2010. The adoption of this new standard did not have any impact on our financial condition, results of operations and cash flows. See Note 6, “Fair Value Measurements,” for additional information.

Recently Issued Accounting Standards

In March 2010, the FASB issued new guidance on the accounting for credit derivatives that are embedded in beneficial interests in securitized financial assets. The new guidance eliminates the scope exception of certain credit derivative features embedded in beneficial interests in securitized financial assets that are currently not accounted for as derivatives within the Derivatives and Hedging Topic of the FASB ASC. As a result, bifurcation and separate recognition may be required for certain beneficial interests that are not currently accounted for at fair value through earnings. This new guidance is effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at each entity’s first fiscal quarter beginning after issuance. The adoption of this new standard will not have a material impact on our financial condition, results of operations and cash flows.

Filing Status of Subsidiaries

Federal-Mogul Corporation (“Federal-Mogul”) and ARI are each a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and file annual, quarterly and current reports. Each of these reports is separately filed with the SEC and is publicly available at www.sec.gov.

2. Acquisitions

Acquisition of Controlling Interest in American Railcar Industries, Inc.

On January 15, 2010, pursuant to a Contribution and Exchange Agreement (the “ARI Contribution and Exchange Agreement”) among Icahn Enterprises, Beckton Corp., a Delaware corporation (“Beckton”), Barberry Corp., a Delaware Corporation (“Barberry”), Modal LLC, a Delaware limited liability company (“Modal”), and Caboose Holding LLC, a Delaware limited liability company (“Caboose” and, together with Beckton, Barberry and Modal, collectively, the “ARI Contributing Parties”), the ARI Contributing Parties contributed to Icahn Enterprises 11,564,145 shares of common stock of ARI, representing approximately 54.3% of ARI’s total outstanding common stock as of January 15, 2010, collectively owned by the ARI Contributing Parties for aggregate consideration consisting of 3,116,537 of our depositary units (or approximately $141 million based on the closing price of our depositary units on January 15, 2010) subject to certain post-closing adjustments. ARI is a leading North American designer and manufacturer of hopper and tank railcars. ARI also repairs and refurbishes railcars, provides fleet management services and designs and manufactures certain railcar and industrial components. The transactions contemplated by the ARI Contribution and Exchange Agreement were authorized by the Audit Committee of the board of directors of Icahn Enterprises GP on January 11, 2010. The Audit Committee was advised by independent counsel and an independent financial advisor which rendered a fairness opinion.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

2. Acquisitions  – (continued)

The aggregate consideration of our depositary units with respect to the acquisition of ARI is subject to a post-closing adjustment based on a formula that measures how much the six-month volume weighted average price of ARI’s common stock following the closing date exceeds or is less than certain price targets, subject to a ceiling. Such adjustment may result in either Icahn Enterprises issuing additional depositary units to the ARI Contributing Parties or ARI Contributing Parties returning Icahn Enterprises’ depositary units to us.

Acquisition of Controlling Interest in Viskase Companies, Inc.

On January 15, 2010, pursuant to a Contribution and Exchange Agreement (the “Viskase Contribution and Exchange Agreement”) among Icahn Enterprises, Beckton, Barberry, Koala Holding Limited Partnership, a Delaware limited partnership (“Koala”), High River Limited Partnership, a Delaware limited partnership (“High River”), and Meadow Walk Limited Partnership, a Delaware limited partnership (“Meadow Walk” and, together with Beckton, Barberry, Koala and High River, collectively, the “Viskase Contributing Parties”), the Viskase Contributing Parties contributed to Icahn Enterprises 25,560,929 shares of common stock of Viskase, representing approximately 71.4% of Viskase’s total outstanding common stock as of January 15, 2010, collectively owned by the Viskase Contributing Parties for aggregate consideration consisting of 2,915,695 of our depositary units (or approximately $132 million based on the closing price of our depositary units on January 15, 2010). Viskase is a leading worldwide producer of non-edible cellulosic, fibrous and plastic casings used to prepare and package processed meat and poultry products. The transactions contemplated by the Viskase Contribution and Exchange Agreement were authorized by the Audit Committee of the board of directors of Icahn Enterprises GP on January 11, 2010. The Audit Committee was advised by independent counsel and an independent financial advisor which rendered a fairness opinion.

As a result of our acquisition of a controlling interest in Viskase, certain long-term assets have been adjusted by a total of $13 million as a result of our required utilization of common control parties’ underlying basis in such assets as follows as of March 31, 2010: increase of $3 million for goodwill, increase of $14 million for intangible assets and a decrease of $4 million for building and equipment.

3. Operating Units

a. Investment Management

Icahn Onshore LP (the “Onshore GP”) and Icahn Offshore LP (the “Offshore GP” and, together with the Onshore GP, the “General Partners”) act as general partner of Icahn Partners LP (the “Onshore Fund”) and the Offshore Master Funds (as defined herein), respectively. The “Offshore Master Funds” consist of (i) Icahn Partners Master Fund LP, (ii) Icahn Partners Master Fund II L.P. (“Masterfund II”) and (iii) Icahn Partners Master Fund III L.P. (“Masterfund III”). The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the “Investment Funds.” In addition, as discussed elsewhere in this Quarterly Report on Form 10-Q, the “Offshore Funds” consist of (i) Icahn Fund Ltd. (referred to herein as the Offshore Fund), (ii) Icahn Fund II Ltd. and (iii) Icahn Fund III Ltd. The Offshore GP also acts as general partner of a fund formed as a Cayman Islands exempted limited partnership that invests in the Offshore Master Funds. This fund, together with other funds that also invest in the Offshore Master Funds, constitute the “Feeder Funds” and, together with the Investment Funds, are referred to herein as the “Private Funds.”

Effective January 1, 2008, in addition to providing investment advisory services to the Private Funds, the General Partners provide or cause their affiliates to provide certain administrative and back office services to the Private Funds that had been previously provided by Icahn Capital Management LP (collectively, the “Services”) and, in consideration of providing the Services, the General Partners will receive special profits interest allocations from the Investment Funds. Prior to June 30, 2009 this allocation was generally equal to 0.625% of the balance in each fee-paying capital account as of the beginning of each quarter (for each investor of fee-paying capital account, the Target Special Profits Interest Amount) except that amounts are only allocated to the General Partners in respect of special profits interest allocations if there is sufficient net

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

3. Operating Units  – (continued)

profits in the applicable Investment Fund to cover such amounts. The General Partners may also receive incentive allocations, which prior to June 30, 2009, were generally 25% of the net profits generated by fee-paying investors in the Investment Funds, subject to a “high water mark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods have been recovered). (See below for discussion of new fee structure for special profits interest allocations and incentive allocations effective as of July 1, 2009.) The General Partners do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and qualified investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available.

Effective July 1, 2009, certain limited partnership agreements and offering memoranda of the Private Funds (the “Fund Documents”) were revised primarily to provide existing investors and new investors (“Investors”) with various new options for investments in the Private Funds (each an “Option”). Each Option has certain eligibility criteria for Investors and existing investors were permitted to roll over their investments made in the Private Funds prior to July 1, 2009 (“Pre-Election Investments”) into one or more of the new Options. For fee-paying investments, the special profits interest allocations will range from 1.5% to 2.25% per annum and the incentive allocations will range from 15% (in some cases subject to a preferred return) to 22% per annum. The new Options also have different withdrawal terms, with certain Options being permitted to withdraw capital every six months (subject to certain limitations on aggregate withdrawals) and other Options being subject to three-year rolling lock-up periods, provided that early withdrawals are permitted at certain times with the payment to the Private Funds of a fee. For those Options with rolling lock-ups, the General Partners will not be entitled to receive an incentive allocation for a period of two years or longer.

The economic and withdrawal terms of the Pre-Election Investments remain the same, which include a special profits interest allocation of 2.5% per annum, an incentive allocation of 25% per annum and a three-year lock-up period (or sooner, subject to the payment of an early withdrawal fee). Certain of the Options will preserve each Investor’s existing high watermark with respect to its rolled over Pre-Election Investments and one of the Options establishes a hypothetical high watermark for new capital invested before December 31, 2010 by persons that were Investors prior to July 1, 2009. Effective with permitted withdrawals on December 31, 2009, if an Investor does not roll over a Pre-Election Investment into another Option when it is first eligible to do so without the payment of a withdrawal fee, the Private Funds will require such Investor to withdraw such Pre-Election Investment.

Our Investment Management segment’s revenues are affected by the combination of fee-paying assets under management (“AUM”) and the investment performance of the Private Funds. The General Partners’ incentive allocations and special profits interest allocations earned from the Private Funds are accrued on a quarterly basis and are allocated to the General Partners at the end of the Private Funds’ fiscal year (or sooner on redemptions) assuming sufficient net profits. Such quarterly accruals may be reversed as a result of subsequent investment performance prior to the date of such allocation. Effective July 1, 2009, certain Options provide for incentive allocations to be allocated less frequently than the end of each fiscal year, in which case, quarterly accruals may be reversed as described above prior to the date of allocation.

As of March 31, 2010, the full Target Special Profits Interest Amount was $12 million, including a Target Special Profits Interest Amount for the first three months of fiscal year ending December 31, 2010 (“fiscal 2010”) and a hypothetical return on the full Target Special Profits Interest Amount from the Investment Funds. Of the full Target Special Profits Interest Amount as of March 31, 2010, $11 million was accrued as a special profits interest allocation for the first quarter of fiscal 2010 and $1 million will be carried forward to the extent that there are sufficient net profits in the Investment Funds during the investment period to cover such amounts. This compares to a special profits interest allocation accrual for the first quarter of fiscal 2009 of $87 million which included a carryforward Target Special Profits Interest Amount of $70 million from December 31, 2008.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

3. Operating Units  – (continued)

b. Automotive

We conduct our Automotive segment through our majority ownership in Federal-Mogul. Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, alternative energies, environment and safety systems. Federal-Mogul serves the world’s foremost original equipment manufacturers (“OEM”) of automotive, light commercial, heavy-duty, industrial, agricultural, aerospace, marine, rail and off-road vehicles, as well as the worldwide aftermarket. As of March 31, 2010, Federal-Mogul is organized into four product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket.

Federal-Mogul believes that its sales are well-balanced between OEM and aftermarket, as well as domestic and international markets. Federal-Mogul’s customers include the world’s largest light and commercial vehicle OEMs and major distributors and retailers in the independent aftermarket. Federal-Mogul has operations in established markets, such as Canada, France, Germany, Italy, Japan, Spain, the United Kingdom and the United States, and emerging markets, including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of Federal-Mogul’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions and changes in laws and regulations.

Accounts Receivable, net

Federal-Mogul’s subsidiaries in Brazil, France, Germany, Italy, Japan and Spain are parties to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $225 million and $217 million as of March 31, 2010 and December 31, 2009, respectively. Of those gross amounts, $195 million and $190 million, respectively, were factored without recourse and treated as sales. The remaining $30 million and $27 million, respectively, were factored with recourse, pledged as collateral, accounted for as secured borrowings and recorded in the consolidated balance sheets as accounts receivable and the related debt shown separately. Under terms of these factoring arrangements, Federal-Mogul is not obligated to draw cash immediately upon the factoring of accounts receivable. Federal-Mogul had outstanding factored amounts of $3 million and $4 million for which cash had not yet been drawn as of March 31, 2010 and December 31, 2009, respectively. Expenses associated with receivables factored or discounted are recorded in the consolidated statements of operations within other income, net.

Restructuring

Federal-Mogul’s restructuring charges are comprised of two types: employee costs (principally termination benefits) and facility closure costs. Termination benefits are accounted for in accordance with FASB ASC Topic 712, Compensation — Nonretirement Post-employment Benefits, and are recorded when it is probable that employees will be entitled to benefits and the amounts can be reasonably estimated. Estimates of termination benefits are based on the frequency of past termination benefits, the similarity of benefits under the current plan and prior plans, and the existence of statutory required minimum benefits. Facility closure and other costs are accounted for in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligation, and are recorded when the liability is incurred.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

3. Operating Units  – (continued)

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded reserves of $1 million and $5 million were reversed for the three months ended March 31, 2010 and 2009, respectively. Such reversals result from: changes in estimated amounts to accomplish previously planned activities; changes in expected outcome (based on historical practice) of negotiations with labor unions, which reduced the level of originally committed actions; implemented government employment programs, which lowered the expected cost and changes in approach to accomplish restructuring activities.

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

An unprecedented downturn in the global automotive industry and global financial markets led Federal-Mogul to announce, in September and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. This plan, when combined with other workforce adjustments, is expected to reduce Federal-Mogul’s global workforce by approximately 8,600 positions when compared with Federal-Mogul’s workforce as of September 30, 2008. Federal-Mogul expects to incur additional restructuring charges, primarily related to facility closure costs, up to $5 million through the fiscal year ending December 31, 2010, of which $2 million are expected to be employee costs and $3 million are expected to be facility closure costs. As the majority of the Restructuring 2009 costs are related to severance, such activities are expected to yield future annual savings at least equal to the incurred costs. Total cumulative restructuring charges related to Restructuring 2009 through March 31, 2010 were $158 million.

Federal-Mogul expects to finance its restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under its debt agreements, subject to the terms of applicable covenants. Federal-Mogul does not expect that the execution of these programs will have an adverse impact on its liquidity position.

As of December 31, 2009, the accrued liability balance relating to restructuring programs was $55 million. For the three months ended March 31, 2010 and 2009, Federal-Mogul incurred $1 million and $38 million of restructuring charges, respectively, and paid $12 million of restructuring charges for the three months ended March 31, 2010. As of March 31, 2010, the accrued liability balance was $42 million, including $2 million of foreign currency adjustments, and is included in accrued expenses and other liabilities in our consolidated balance sheet.

Currency Matters

Federal-Mogul has operated an aftermarket distribution center in Venezuela for several years, supplying imported replacement automotive parts to the local independent aftermarket. Since 2005, two exchange rates have existed in Venezuela: the official rate, which has been frozen since 2005 at 2.15 bolivars per U.S. dollar; and the parallel rate, which floats at a rate much higher than the official rate. Given the existence of the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

3. Operating Units  – (continued)

two rates in Venezuela, Federal-Mogul deemed the official rate was appropriate for the purpose of conversion into U.S. dollars at December 31, 2009 based on no positive intent to repatriate cash at the parallel rate and demonstrated ability to repatriate cash at the official rate.

Near the end of fiscal 2009, the three-year cumulative inflation rate for Venezuela was above 100%, which requires the Venezuelan operation to report its results as though the U.S. dollar is its functional currency in accordance with FASB ASC Topic 830, Foreign Currency Matters, commencing January 1, 2010 (“inflationary accounting”). The impact of this transition to a U.S. dollar functional currency is that any change in the U.S. dollar value of bolivar denominated monetary assets and liabilities must be recognized directly in earnings.

On January 8, 2010, the official exchange rate was set by the Venezuelan government at 4.3 bolivars per U.S. dollar, except for certain “strategic industries” that are permitted to repatriate U.S. dollars at the rate of 2.6 bolivars per U.S. dollar. During the three months ended March 31, 2010, Federal-Mogul recorded $20 million in foreign currency exchange expense due to this change in the exchange rate. Based upon recent fiscal 2010 cash repatriations of cash, Federal-Mogul believes that all amounts currently submitted to the Venezuelan government for repatriation will be paid out at the “strategic” rate, with the remaining monetary assets being converted at the official rate of 4.3.

Impairment

Federal-Mogul recorded $4 million in impairment charges during the three months ended March 31, 2010 related to certain of its equipment where the assessment of future undiscounted cash flows of such equipment, when compared to the current carrying value of the equipment, indicated the assets were not recoverable. Federal-Mogul determined the fair value of the assets by applying a probability weighted, expected present value technique to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with other long-lived asset fair value measurements.

c. Railcar

We conduct our Railcar segment through our majority ownership in ARI. ARI manufactures railcars, custom designed railcar parts and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, railroads, industrial companies and other non-rail companies. ARI also provides railcar maintenance services for railcar fleets, including that of its affiliate, American Railcar Leasing LLC (“ARL”). In addition, ARI provides fleet management and maintenance services for railcars owned by certain customers. Such services include inspecting and supervising the maintenance and repair of such railcars.

ARI’s two largest customers (including an affiliate) accounted for 62% and 77%, respectively, of total manufacturing operations and services revenue for the three months ended March 31, 2010 and 2009.

d. Food Packaging

We conduct our Food Packaging segment through our majority ownership in Viskase. Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase currently operates seven manufacturing facilities and nine distribution centers throughout North America, Europe and South America and derives approximately 68% of total net sales from customers located outside the United States. Viskase believes it is one of the two largest manufacturers of non-edible cellulosic casings for processed meats and one of the three largest manufacturers of non-edible fibrous casings. Viskase also manufactures heat-shrinkable plastic bags for the meat, poultry and cheese industry. As of March 31, 2010, $116 million of Viskase’s assets were located outside of the United States, primarily in France.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

3. Operating Units  – (continued)

e. Metals

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

PSC Metals had five and four customers who accounted for approximately 48% and 30%, respectively, of PSC Metals’ net sales for the three months ended March 31, 2010 and 2009, respectively.

f. Real Estate

Our Real Estate segment consists of rental real estate, property development and resort activities.

As of March 31, 2010 and December 31, 2009, we owned 30 rental real estate properties. Our property development operations are run primarily through Bayswater, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of approximately 327 and 870 units of residential housing, respectively. Both developments operate golf and resort operations as well.

In February 2010, our Real Estate operations acquired from Fontainebleau Las Vegas, LLC (“Fontainebleau”) and certain affiliated entities, certain assets associated with property and improvements (the “Former Fontainebleau Property”) located in Las Vegas, Nevada for an aggregate purchase price of approximately $148 million. The Former Fontainebleau Property includes (i) an unfinished building of approximately nine million square feet situated on approximately 25 acres of land and (ii) inventory.

On February 10, 2010, we completed a fair value study on the Former Fontainebleau Property. Fair value was determined using “as is” cost and comparable market sales approaches. The total fair value of the Former Fontainebleau Property was valued at approximately $200 million, of which $91 million related to land. Based on the relative fair market value of all the assets of the Former Fontainebleau Property, of the aggregate purchase price of $148 million, $64 million was allocated to land and $84 million was allocated to construction in progress.

As of March 31, 2010 and December 31, 2009, $109 million and $110 million, respectively, of the net investment in financing leases, net real estate leased to others and resort properties, which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.

g. Home Fashion

We conduct our Home Fashion segment through our majority ownership in WestPoint International, Inc. (“WPI”), a manufacturer and distributor of home fashion consumer products. WPI is engaged in the business of manufacturing, sourcing, designing, marketing and distributing home fashion consumer products. WPI markets a broad range of manufactured and sourced bed, bath, basic bedding and kitchen textile products, including, sheets, pillowcases, comforters, flocked blankets, woven blankets and throws, heated blankets,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

3. Operating Units  – (continued)

quilts, bedspreads, duvet covers, bed pillows, mattress pads, bath and beach towels, bath rugs, kitchen towels and kitchen accessories. WPI recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. In addition, WPI receives a small portion of its revenues through the licensing of its trademarks.

A relatively small number of customers have historically accounted for a significant portion of WPI’s net sales. WPI had seven and six customers who accounted for approximately 65% and 58%, respectively, of WPI’s net sales for the three months ended March 31, 2010 and 2009, respectively.

Restructuring

To improve WPI’s competitive position, WPI management intends to continue to reduce its cost of goods sold by restructuring its operations in the plants located in the United States, increasing production within its non-U.S. facilities and joint venture operation and sourcing goods from lower cost overseas facilities. WPI utilizes a third party to manage the majority of its U.S. warehousing and distribution operations, located at its Wagram, North Carolina facility. In fiscal 2009, as part of its ongoing restructuring activities, WPI announced the closure of certain of its manufacturing facilities located in the United States. In the future, the vast majority of the products currently manufactured or fabricated in these facilities will be sourced from plants located outside of the United States. As of March 31, 2010, $161 million of WPI’s assets were located outside of the United States, primarily in Bahrain.

WPI incurred restructuring costs of $3 million and $4 million for the three months ended March 31, 2010 and 2009, respectively. Included in restructuring expenses are cash charges associated with the ongoing costs of closed plants, employee severance, benefits and related costs and transition expenses. The amount of accrued restructuring costs at December 31, 2009 was $1 million. WPI paid $3 million of restructuring charges for the three months ended March 31, 2010. As of March 31, 2010, the accrued liability balance was $1 million, which is included in accrued expenses and other liabilities in our consolidated balance sheet.

Total cumulative restructuring charges from August 8, 2005 (acquisition date) through March 31, 2010 were $80 million.

WPI anticipates incurring restructuring costs in fiscal 2010 relating to the current restructuring plan of $11 million primarily related to the continuing costs of its closed facilities, employee severance, benefits and related costs and transition expenses. Restructuring costs could be affected by, among other things, WPI’s decision to accelerate or delay its restructuring efforts. As a result, actual costs incurred could vary materially from these anticipated amounts.

4. Related Party Transactions

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

a. Investment Management

Until August 8, 2007, Icahn Management LP (“Icahn Management”) elected to defer most of the management fees from the Offshore Funds and such amounts remain invested in the Offshore Funds. At March 31, 2010 and December 31, 2009, the balance of the deferred management fees payable (included in accrued expenses and other liabilities) by the Offshore Funds to Icahn Management was each $125 million. The deferred management fee payable increased by an immaterial amount and $7 million for the three months ended March 31, 2010 and 2009, respectively, due to the performance of the Private Funds.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

4. Related Party Transactions  – (continued)

Effective January 1, 2008, Icahn Capital LP (“Icahn Capital”) paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Carl C. Icahn (collectively, “Icahn Affiliates”), including administrative and investment services. Prior to January 1, 2008, Icahn & Co. LLC paid for such services. Under a separate expense-sharing agreement, Icahn Capital charged Icahn Affiliates $0.3 million and $0.4 million for such services for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and December 31, 2009, accrued expenses and other liabilities in the consolidated balance sheet each included $1 million to be applied to Icahn Capital’s charges to Icahn Affiliates for services to be provided to them.

In addition to our direct investments in the Private Funds, Carl C. Icahn, along with his affiliates, makes investments in the Private Funds. These investments are not subject to special profits interest allocations or incentive allocations. As of March 31, 2010 and December 31, 2009, the total fair value of these investments was approximately $1.7 billion and $1.5 billion, respectively.

b. Railcar

As described in Note 2, “Acquisitions,” in January 2010, we acquired a controlling interest in ARI from affiliates of Mr. Icahn. As a result of this acquisition, we have the following related party transactions:

Agreements with ACF Industries LLC and American Railcar Leasing LLC

ARI has or had various agreements with ACF Industries LLC (“ACF”) and ARL, companies controlled by Mr. Icahn. The most significant agreements include the following:

Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at ARI’s instruction, various railcar components. In consideration for these services, ARI agreed to pay ACF based on certain agreed-upon rates. In the three months ended March 31, 2010 and 2009, ARI purchased inventory of $1 million and $8 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by ARI.

In May 2007, ARI entered into a manufacturing agreement with ACF, pursuant to which ARI agreed to purchase approximately 1,390 tank railcars from ACF. The profit realized by ARI upon sale of the tank railcars to ARI customers was first paid to ACF in reimbursement for the start-up costs involved in implementing the manufacturing arrangements evidenced by the agreement and thereafter, the profit was split evenly between ARI and ACF. The commitment under this agreement was satisfied in March 2009 and the agreement was terminated at that time. For the three months ended March 31, 2010, ARI incurred no costs under this agreement. For the three months ended March 31, 2009, ARI incurred costs under this agreement of $4 million in connection with railcars that were manufactured and delivered to customers during that period, which includes payments made to ACF for its share of the profits along with ARI costs. ARI recognized no revenue under this agreement for the three months ended March 31, 2010 and recognized revenues of $19 million related to railcars shipped under this agreement for the three months ended March 31, 2009.

Effective as of January 1, 2008, ARI entered into a fleet services agreement with ARL, which replaced a 2005 railcar servicing agreement between the parties. The 2008 agreement reflects a reduced level of fleet management services, relating primarily to logistics management services, for which ARL now pays a fixed monthly fee. Additionally, under the agreement, ARI continues to provide railcar repair and maintenance services to ARL for a charge of labor, components and materials. ARI currently provides such repair and maintenance services for approximately 26,800 railcars for ARL. The agreement extends through December 31, 2010, and is automatically renewable for additional one-year periods unless either party gives at

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

4. Related Party Transactions  – (continued)

least 60 days’ prior notice of termination. There is no termination fee if ARI elects to terminate the new agreement. For the three months ended March 31, 2010 and 2009, revenues of $3 million and $4 million, respectively, were recorded under this agreement. Profit margins on sales to related parties approximate the margins on sales to other large customers.

ARI from time to time manufactures and sells railcars to ARL under long-term agreements as well as on a purchase order basis. Revenue from railcars sold to ARL was $13 million and $48 million for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010 and December 31, 2009, ARI had accounts receivable of $4 million and $1 million, respectively, due from ACF and ARL.

c. Food Packaging

As described in Note 2, “Acquisitions,” in January 2010 we acquired a controlling interest in Viskase from affiliates of Mr. Icahn. As a result of this acquisition, we have the following related party transactions:

Arnos Corporation, an affiliate of Mr. Icahn, was the lender on Viskase’s Revolving Credit Facility as of December 31, 2009. In connection with our majority acquisition of Viskase on January 15, 2010, we assumed the Viskase Revolving Credit Facility from Arnos Corporation. See Note 11, “Debt — Viskase,” for further discussion regarding Viskase’s Revolving Credit Facility.

d. Administrative Services — Holding Company

For each of the three months ended March 31, 2010 and 2009, we paid an affiliate approximately $0.5 for the non-exclusive use of office space.

For each of the three months ended March 31, 2010 and 2009, we paid $0.1 million and $0.2, respectively, to XO Holdings, Inc., an affiliate of Icahn Enterprises GP, our general partner, for telecommunications services.

The Holding Company provided certain professional services to an Icahn Affiliate for which it charged approximately $0.5 million for each of the three months ended March 31, 2010 and 2009. As of March 31, 2010, accrued expenses and other liabilities in the consolidated balance sheet included $0.4 million to be applied to the Holding Company’s charges to the affiliate for services to be provided to it.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

5. Investments and Related Matters

a. Investment Management

Investments, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, and derivatives, all of which are reported at fair value in our consolidated balance sheets. The following table summarizes the Private Funds’ investments, securities sold, not yet purchased and unrealized gains and losses on derivatives (in millions of dollars):

	March 31, 2010		December 31, 2009
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(in millions)
Assets
Investments:
Equity Securities:
Communications	$1,792	$1,163	$1,710	$1,131
Consumer, non-cyclical	1,661	1,743	1,397	1,320
Consumer, cyclical	406	334	274	117
Energy	80	77	—	—
Financial	8	—	226	269
Technology	83	93	62	71
Other	—	—	2	—
	4,030	3,410	3,671	2,908
Corporate debt:
Consumer, cyclical	728	690	651	642
Financial	991	1,220	1,146	1,373
	1,719	1,910	1,797	2,015
Mortgage-backed securities:
Financial	151	194	140	168
	5,900	5,514	5,608	5,091
Unrealized gains on derivative contracts, at fair value(1):	—	9	2	6
	$5,900	$5,523	$5,610	$5,097
Liabilities
Securities sold, not yet purchased:
Consumer, cyclical	$144	$195	$302	$323
Financial	108	103	125	114
Funds	1,014	1,220	1,384	1,598
	1,266	1,518	1,811	2,035
Unrealized losses on derivative contracts, at fair value(2):	18	73	24	111
	$1,284	$1,591	$1,835	$2,146

(1)	Amounts are included in other assets in our consolidated balance sheets.
(2)	Amounts are included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

5. Investments and Related Matters  – (continued)

The General Partners adopted FASB ASC Topic paragraph 946-810-45, Financial Services — Investment Companies — Consolidation — Other Presentation Matters, as of January 1, 2007. FASB ASC Topic paragraph 946-810-45 provides guidance on whether investment company accounting should be retained in the financial statements of a parent entity. Upon the adoption of FASB ASC Topic paragraph 946-810-45, the General Partners lost their ability to retain specialized accounting. For those investments that (i) were deemed to be available-for-sale securities, (ii) fall outside the scope of FAS ASC Topic 320, Investments — Debt and Equity Securities, or (iii) the Private Funds would otherwise account for under the equity method, the Private Funds apply the fair value option. The application of the fair value option is irrevocable.

The Private Funds assess the applicability of equity method accounting with respect to their investments based on a combination of qualitative and quantitative factors, including overall stock ownership of the Private Funds combined with those of affiliates of Icahn Enterprises.

The Private Funds applied the fair value option to certain of its investments that would have otherwise been subject to the equity method of accounting. As of March 31, 2010, the fair value of these investments was $199 million. Included in this amount is the Private Funds’ investment in Tropicana Entertainment Inc. (“Tropicana”) as discussed below. For the three months ended March 31, 2010 and 2009, the Private Funds recorded losses of $18 million and $6 million, respectively, with respect to these investments. Such amounts are included in net gain (loss) from investment activities in the consolidated statements of operations.

We believe that these investments to which we applied the fair value option are not material, individually or in the aggregate, to our consolidated financial statements. Tropicana is a registered SEC reporting company whose financial statements are available at www.sec.gov.

On March 8, 2010, (the “Effective Date”), Tropicana completed the acquisition of certain assets of its predecessor, Tropicana Entertainment, LLC, (“Tropicana LLC”), and certain subsidiaries and affiliates thereof (together, the “Predecessors”) and Tropicana Resort and Casino-Atlantic City (“Tropicana AC”). Such transactions, referred to as the “Restructuring Transactions,” were effected pursuant to the Joint Plan of Reorganization of Tropicana Entertainment, LLC and Certain of Its Debtor Affiliates Under Chapter 11 of the Bankruptcy Code, filed with the United States Bankruptcy Court for the District of Delaware on January 8, 2009, as amended (the “Plan”). Prior to the Restructuring Transactions, the Private Funds held positions in certain debt securities and instruments in the Predecessors. As a result of the Restructuring Transactions pursuant to the Plan, the Private Funds received a combined amount of 11,880,021 shares of Tropicana (“Tropicana Shares”). In addition, in connection with Tropicana’s completion of the Restructuring Transactions, Tropicana entered into a credit agreement, dated as of December 29, 2009 (the “Exit Facility”). The Private Funds are lenders under the Exit Facility, and in the aggregate, hold over 50% of the loans under the Exit Facility. Furthermore, Icahn Agency Services LLC, an indirect subsidiary of Icahn Enterprises, is the administrative agent under the Exit Facility. Pursuant to the terms of the Exit Facility, the lenders, including the Private Funds, were issued warrants to purchase Tropicana Shares (the “Warrants”). On March 9, 2010, the Private Funds exercised their Warrants in their entirety and received an additional combined amount of 784,158 Tropicana Shares.

As of March 31, 2010, the Private Funds hold, in the aggregate, 12,664,179 Tropicana Shares, representing 48.8% of the outstanding shares of Tropicana. The Private Funds have applied the fair value option to their investment in Tropicana as of March 31, 2010.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

5. Investments and Related Matters  – (continued)

Investments in Variable Interest Entities

As discussed in Note 1, “Description of Business and Basis of Presentation — Adoption of New Accounting Standards,” in February 2010, the FASB issued new guidance which amends the consolidation requirement of VIEs for certain entities meeting certain criteria. We determined that the General Partners met the criteria for the deferral of this new consolidation guidance. Accordingly, our Investment Management segment will continue to apply the overall guidance on the consolidation of VIEs prior to the issuance of the new standard as described in Note 1.

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

The consolidated VIEs consist of the Offshore Fund, Masterfund II and Masterfund III. The Offshore GP sponsored the formation of and manages each of these VIEs and, in some cases, has an investment therein. In evaluating whether the Offshore GP is the primary beneficiary of such VIEs, the Offshore GP has considered the nature and extent of its involvement with such VIEs and whether it absorbs the majority of losses among other variable interest holders, including those variable interest holders who are deemed related parties or de facto agents. In most cases, the Offshore GP was deemed to be the primary beneficiary of such VIEs because it (i) has the direct or indirect ability through voting rights or similar rights to make decisions about VIE’s activities that have a significant effect on its success and (ii) would absorb the majority of expected losses among other variable interest holders and its close association with such VIEs, including the ability to direct the business activities of such VIEs.

We evaluated the VIE and primary beneficiary status of Icahn Partners Master Fund LP and determined that it no longer is a VIE. Previously, Icahn Partners Master Fund LP was considered to be a VIE because (i) the managing general partner, Icahn Offshore GP, had substantially all of the decision-making rights that impacted Icahn Partners Master Fund LP’s operations and investment activities but did not absorb the majority of the residuals or losses of Icahn Partners Master Fund LP and (ii) substantially all of the activities of Icahn Partners Master Fund LP were conducted on behalf of Icahn Fund Ltd. Icahn Fund Ltd. provided substantially all of the capital at the commencement of Icahn Partners Master Fund LP’s operations but had no substantive kick-out or participating rights. However, the composition of the limited partners in Icahn Partners Master Fund LP has changed. Based on our evaluation, we determined that Icahn Partners Master Fund LP is no longer a VIE because substantially all of the activities of Icahn Partners Master Fund LP are no longer deemed to be performed for the primary benefit of Icahn Fund Ltd, but rather for the benefit of all limited partners, including those of their related party groups and de facto agents. However, because Icahn Offshore LP is the managing general partner of Icahn Partners Master Fund LP, it would consolidate it. These changes had no effect on our consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

5. Investments and Related Matters  – (continued)

The following table presents information regarding interests in VIEs for which the Offshore GP holds a variable interest as of March 31, 2010 (in millions of dollars):

	Offshore GP is the Primary Beneficiary			Offshore GP is not the Primary Beneficiary
	Net Assets	Offshore GP’s Interests(1)	Pledged Collateral(2)	Net Assets	Offshore GP’s Interests(1)
Offshore Funds, Masterfund II and Masterfund III	$2,254	$42	$986	$649	$5

(1)	Amount principally represents the Offshore GP’s reinvested incentive allocations and therefore its maximum exposure to loss. Such amounts are subject to the financial performance of the Offshore Funds, Masterfund II and Masterfund III and are included in the Offshore GP’s net assets.
(2)	Includes collateral pledged in connection with securities sold, not yet purchased, derivative contracts and collateral held for securities loaned. Pledged amounts may be in excess of margin requirements.

b. Automotive, Railcar, Holding Company and Other

Investments held by our Automotive, Railcar, Holding Company and other segments consist of the following (in millions of dollars):

	March 31, 2010		December 31, 2009
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Marketable equity and debt securities – available for sale	$23	$26	$23	$23
Equity method investments and other	278	278	291	291
Total investments	$301	$304	$314	$314

Investments in Non-Consolidated Affiliates

a. Automotive

Federal-Mogul maintains investments in 14 non-consolidated affiliates, which are located in China, Germany, India, Italy, Japan, Korea, Turkey, the United Kingdom and the United States. Federal-Mogul’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investments in these affiliates were $216 million and $238 million at March 31, 2010 and December 31, 2009, respectively.

Equity earnings from non-consolidated affiliates were $7 million and less than $1 million for the three months ended March 31, 2010 and 2009, respectively, which are included in other income, net in our consolidated financial statements. For the three months ended March 31, 2010, these entities generated sales of $147 million, net income of $17 million, and at March 31, 2010 had total net assets of approximately $454 million. For the three months ended March 31, 2009, these entities generated sales of $89 million and net income of approximately $3 million. Distributed dividends to Federal-Mogul from non-consolidated affiliates were $20 million for the three months ended March 31, 2010. Distributed dividends to Federal-Mogul were not material for the three months ended March 31, 2009.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

5. Investments and Related Matters  – (continued)

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of March 31, 2010, the total amount of the contingent guarantee, should all triggering events have occurred, approximated $58 million. Federal-Mogul believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting.

Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.

Federal-Mogul has determined that its investments in Chinese joint venture arrangements are considered to be “limited-lived” as such entities have specified durations ranging from 30 to 50 years pursuant to regional statutory regulations. In general, these arrangements call for extension, renewal or liquidation at the discretion of the parties to the arrangement at the end of the term of the contractual agreement. Accordingly, a reasonable assessment cannot be made as to the impact of such arrangements on the future liquidity position of Federal-Mogul.

b. Railcar

As of March 31, 2010, ARI was party to four joint ventures which are all accounted for using the equity method. ARI determined that, although these joint ventures are considered VIEs, it is not the primary beneficiary of such VIEs, does not have a controlling financial interest and does not have the power to individually direct the activities of the VIEs that most significantly impact their economic performance. The significant factors in this determination were that no partners, including ARI, has rights to the majority of returns, losses or votes.

The risk of loss to ARI is limited to its investment in these joint ventures, certain loans due from these joint ventures to ARI and ARI’s guarantee of certain loans. As of March 31, 2010 and December 31, 2009, the carrying amount of these investments was $50 million and $41 million, respectively, and the maximum exposure to loss was $51 million and $42 million, respectively. Maximum exposure to loss was determined based on ARI’s carrying amounts in such investments, loans and accrued interest thereon due from applicable joint ventures and loan guarantees made to the applicable joint ventures.

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
March 31, 2010

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

Level 2 — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments that are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives. The inputs and assumptions of our Level 2 investments are derived from market observable sources including: reported trades, broker/dealer quotes and other pertinent data.

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
March 31, 2010

6. Fair Value Measurements  – (continued)

The following table summarizes the valuation of the Private Funds’ investments by the above fair value hierarchy levels as of March 31, 2010 and December 31, 2009 (in millions of dollars):

Investment Management

	March 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Equity securities:
Communications	$1,163	$—	$—	$1,163	$1,131	$—	$—	$1,131
Consumer, non-cyclical	1,743	—	—	1,743	1,298	22	—	1,320
Consumer, cyclical	132	202	—	334	109	8	—	117
Energy	50	27	—	77	—	—	—	—
Financial	—	—	—	—	268	1	—	269
Technology	93	—	—	93	69	2	—	71
	3,181	229	—	3,410	2,875	33	—	2,908
Corporate debt:
Consumer, cyclical	—	244	446	690	—	414	228	642
Financial	—	1,220	—	1,220	—	1,373	—	1,373
	—	1,464	446	1,910	—	1,787	228	2,015
Mortgage-backed securities:
Financial	—	194	—	194	—	168	—	168
	3,181	1,887	446	5,514	2,875	1,988	228	5,091
Unrealized gains on derivative contracts, at fair value(1):	—	9	—	9	—	6	—	6
	$3,181	$1,896	$446	$5,523	$2,875	$1,994	$228	$5,097
Liabilities
Securities sold, not yet purchased:
Consumer, cyclical	$195	$—	$—	$195	$323	$—	$—	$323
Financial	103	—	—	103	114	—	—	114
Funds	1,220	—	—	1,220	1,598	—	—	1,598
	1,518	—	—	1,518	2,035	—	—	2,035
Unrealized losses on derivative contracts, at fair value(2):	—	73	—	73	—	111	—	111
	$1,518	$73	$—	$1,591	$2,035	$111	$—	$2,146

(1)	Amounts are included in other assets in our consolidated balance sheets.
(2)	Amounts are included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

6. Fair Value Measurements  – (continued)

The changes in investments measured at fair value for which the Investment Management operations has used Level 3 input to determine fair value are as follows (in millions of dollars):

Balance at December 31, 2009	$228
Gross realized and unrealized losses	—
Gross proceeds	(1)
Gross purchases	219
Balance at March 31, 2010	$446

There were no unrealized losses included in earnings related to Level 3 investments still held at March 31, 2010. Total realized and unrealized gains and losses recorded for Level 3 investments, if any, are reported in net gain (loss) from investment activities in the consolidated statements of operations.

Automotive, Railcar, Holding Company and Other

	March 31, 2010			December 31, 2009
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Marketable equity and debt securities	$26	$—	$26	$23	$—	$23
Unrealized gain on derivative contracts, at fair value(1)	—	12	12	—	13	13
	$26	$12	$38	$23	$13	$36
Liabilities
Unrealized loss on derivative contracts, at fair value(2)	$—	$62	$62	$—	$51	$51

(1)	Amounts are classified within other assets in our consolidated balance sheets.
(2)	Amounts are classified within accrued expenses and other liabilities in our consolidated balance sheets.

In addition to items that are measured at fair value on a recurring basis, there are also assets and liabilities that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets (see Notes 3, “Operating Units” and Note 9, “Goodwill and Intangible Assets, Net”), investments in non-consolidated affiliates (see Note 5, “Investment and Related Matters”) and conditional asset retirement obligations (“CARO”) (see Note 19, “Commitments and Contingencies”). We determined that the fair value measurements included in each of these assets and liabilities rely primarily on our assumptions as unobservable inputs that are not publicly available. As such, we have determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

7. Financial Instruments

Certain derivative contracts executed by the Private Funds with a single counterparty or by our Automotive operations with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. Values for the derivative financial instruments, principally swaps, forwards, over-the-counter options and other conditional and exchange contracts are reported on a net-by-counterparty basis. As a result, the net exposure to counterparties is reported in either other assets or accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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
March 31, 2010

7. Financial Instruments  – (continued)

associated with non-performance of forward foreign currency contracts is limited to the unrealized gains or losses inherent in such contracts, which are recognized in unrealized gains or losses on derivative, futures and foreign currency contracts, at fair value in the consolidated balance sheets.

The Private Funds may also purchase and write option contracts. As a writer of option contracts, the Private Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Private Funds are obligated to purchase or sell, at the holder’s option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Private Funds’ satisfaction of the obligations may exceed the amount recognized in the consolidated balance sheets. At March 31, 2010 and December 31, 2009, the maximum payout amounts relating to written put options were $49 million and $268 million, respectively.

Certain terms of the Private Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2010 and December 31, 2009 was $73 million and $111 million, respectively.

At March 31, 2010 and December 31, 2009, the Private Funds had approximately $301 million and $436 million, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash within our consolidated balance sheet.

U.S. GAAP requires the disclosure of information about obligations under certain guarantee arrangements. Such guarantee arrangements requiring disclosure include contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.

The Private Funds have entered into certain derivative contracts, in the form of credit default swaps, which meet the accounting definition of a guarantee, whereby the occurrence of a credit event with respect to the issuer of the underlying financial instrument may obligate the Private Funds to make a payment to the swap counterparties. As of March 31, 2010 and December 31, 2009, the Private Funds have entered into such credit default swaps with a maximum notional amount of approximately $32 million and $164 million, respectively, with terms of approximately three years as of March 31, 2010. We estimate that our maximum exposure related to these credit default swaps approximates 35.6% and 33.8% of such notional amounts as of March 31, 2010 and December 31, 2009, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

7. Financial Instruments  – (continued)

The following table presents the notional amount, fair value, underlying referenced credit obligation type and credit ratings for derivative contracts in which the Private Funds are assuming risk (in millions of dollars):

	March 31, 2010		December 31, 2009
Credit Derivative Type Derivative Risk Exposure	Notional Amount	Fair Value	Notional Amount	Fair Value	Underlying Reference Obligation
Single name credit default swaps:
Below investment grade risk exposure	$32	$(3)	$164	$(16)	Corporate Credit

The following table presents the fair values of the Private Funds’ derivatives (in millions of dollars):

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives not designated as hedging instruments	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Equity contracts	$9	$9	$—	$—
Credit contracts	21	26	94	140
Sub-total	30	35	94	140
Netting across contract types(3)	(21)	(29)	(21)	(29)
Total(4)	$9	$6	$73	$111

(1)	Net asset derivatives are located within other assets in our consolidated balance sheets.
(2)	Net liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.
(3)	Represents the netting of receivables balances with payable balances for the same counterparty across contract types pursuant to netting agreements.
(4)	Excludes netting of cash collateral received and posted. The total collateral posted at March 31, 2010 and December 31, 2009 was approximately $301 million and $449 million, respectively, across all counterparties.

The following table presents the effects of the Private Funds’ derivative instruments on the statement of operations for the three months ended March 31, 2010 and 2009 (in millions of dollars):

	Three Months Ended March 31,(1)
Derivatives not designated as hedging instruments	2010	2009
Interest rate contracts	$—	$48
Foreign exchange contracts	—	1
Equity contracts	(1)	(14)
Credit contracts	29	74
	$28	$109

(1)	Gains (losses) recognized on the Private Funds’ derivatives are classified in net gain (loss) from investment activities within our consolidated statements of operations.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

7. Financial Instruments  – (continued)

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

b. Automotive

During the fiscal year ended December 31, 2008 (“fiscal 2008”), Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. As of March 31, 2010 and December 31, 2009, unrealized net losses of $62 million and $50 million, respectively, were recorded in accumulated other comprehensive loss as a result of these hedges. As of March 31, 2010, losses of $35 million are expected to be reclassified from accumulated other comprehensive loss to the consolidated statement of operations within the next 12 months.

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

Federal-Mogul had commodity price hedge contracts outstanding with a combined notional value of $38 million and $28 million at March 31, 2010 and December 31, 2009, respectively, substantially all of which mature within one year. Of these outstanding contracts, $38 million and $26 million in combined notional values at March 31, 2010 and December 31, 2009, respectively, were designated as hedging instruments for accounting purposes. Unrealized net losses of $7 million and $5 million were recorded in accumulated other comprehensive loss as of March 31, 2010 and December 31, 2009, respectively.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

7. Financial Instruments  – (continued)

Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. Federal-Mogul had notional values of $20 million and $10 million of foreign currency hedge contracts outstanding at March 31, 2010 and December 31, 2009, respectively, of which all mature in less than one year and substantially all were designated as hedging instruments for accounting purposes. Immaterial unrealized net gains and losses were recorded in accumulated other comprehensive loss as of March 31, 2010 and December 31, 2009, respectively.

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

Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, retailers and installers of automotive aftermarket parts. Federal-Mogul’s credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 5% of Federal-Mogul’s sales during the three months ended March 31, 2010. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.

The following table presents the fair values of Federal-Mogul’s derivative instruments (in millions of dollars):

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Designated as Cash Flow Hedging Instruments	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Interest rate swap contracts	$—	$—	$62	$50
Commodity contracts	8	6	1	1
	$8	$6	$63	$51

Derivatives not Designated as Hedging Instruments
Commodity contracts	$—	$1	$—	$—
	$—	$1	$—	$—

(1)	Asset derivatives are located within other assets in our consolidated balance sheets.
(2)	Liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

7. Financial Instruments  – (continued)

The following tables present the effect of Federal-Mogul’s derivative instruments on the consolidated statement of operations for the three months ended March 31, 2010 and 2009 (in millions of dollars):

For the Three Months Ended March 31, 2010
Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Interest rate swap contracts	$(21)	Interest expense	$(9)
Commodity contracts	3	Cost of goods sold	1
	$(18)		$(8)

For the Three Months Ended March 31, 2009
Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain Recognized in Income on Derivatives (In Effective Portion and Amount Excluded from Effectiveness Testing)	Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap contracts	$(8)	Interest expense	$(9)		$—
Commodity contracts	6	Cost of goods sold	(8)	Other income, net	1
Foreign exchange contracts	1	Cost of goods sold	1		—
	$(1)		$(16)		$1

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized on Derivatives
		Three Months Ended March 31,
		2010	2009
Commodity contracts	Cost of goods sold	$1	$(2)
Commodity contracts	Other income, net	—	(3)
		$1	$(5)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

8. Inventories, Net

Our consolidated inventories, net consist of the following (in millions of dollars):

	March 31, 2010	December 31, 2009
Raw materials	$187	$176
Work in process	175	163
Finished Goods	697	690
	1,059	1,029
Other:
Ferrous	31	30
Non-ferrous	10	10
Secondary	20	22
	61	62
Total inventories, net	$1,120	$1,091

9. Goodwill and Intangible Assets, Net

Goodwill and other intangible assets, net consist of the following (in millions of dollars):

		March 31, 2010			December 31, 2009
Description	Amortization Periods	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Automotive	1 – 22 years	$640	$(137)	$503	$640	$(125)	$515
Food Packaging	6 – 13.5 years	23	(10)	13	23	(9)	14
Metals	5 – 15 years	11	(4)	7	11	(4)	7
Real Estate	12 – 12.5 years	121	(16)	105	121	(14)	107
		$795	$(167)	628	$795	$(152)	643
Indefinite-lived intangible assets:
Automotive				354			354
Food Packaging				2			2
Home Fashion				8			8
				364			364
Total intangible assets, net				$992			$1,007
Goodwill:
Automotive				$1,073			$1,073
Railcar				7			7
Food Packaging				3			3
				$1,083			$1,083

For the three months ended March 31, 2010 and 2009, we recorded amortization expense of $15 million and $13 million, respectively, associated with definite-lived intangible assets. We utilize the straight line method of amortization, recognized over the estimated useful lives of the assets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

9. Goodwill and Intangible Assets, Net  – (continued)

Food Packaging

As discussed in Note 2, “Acquisitions,” we acquired a majority interest in Viskase on January 15, 2010. As a result of our acquisition of a controlling interest in Viskase, certain long-term assets have been adjusted by a total of $13 million as a result of our required utilization of common control parties’ underlying basis in such assets as of March 31, 2010 as follows: increase of $3 million for goodwill, increase of $14 million for intangible assets and decrease of $4 million for building and equipment.

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

10. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions of dollars):

	Useful Life	March 31, 2010	December 31, 2009
	(years)	(in millions)
Land		$364	$304
Buildings and improvements	4 – 40	705	700
Machinery, equipment and furniture	1 – 25	2,106	2,121
Assets leased to others		483	484
Construction in progress		301	229
		3,959	3,838
Less accumulated depreciation and amortization		(943)	(880)
Property, plant and equipment, net		$3,016	$2,958

Depreciation and amortization expense related to property, plant and equipment for the three months ended March 31, 2010 and 2009 was $84 million and $81 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

11. Debt

Debt consists of the following (in millions of dollars):

	March 31, 2010	December 31, 2009
8% senior unsecured notes due 2018 – Icahn Enterprises	$1,142	$—
7.75% senior unsecured notes due 2016 – Icahn Enterprises	845	—
Senior unsecured variable rate convertible notes due 2013 – Icahn Enterprises	556	556
Senior unsecured 7.125% notes due 2013 – Icahn Enterprises	—	963
Senior unsecured 8.125% notes due 2012 – Icahn Enterprises	—	352
Debt Facilities – Automotive	2,737	2,672
Senior unsecured notes – Railcar	275	275
Senior secured notes and revolving credit facility – Food Packaging	174	174
Mortgages payable	113	114
Other	79	80
Total debt	$5,921	$5,186

Senior Unsecured Notes — Icahn Enterprises

7.75% Senior Unsecured Notes Due 2016 and 8% Senior Unsecured Notes Due 2018

On January 15, 2010, we and Icahn Enterprises Finance Corp. (“Icahn Enterprises Finance”) (collectively, the “Issuers”), sold $850,000,000 aggregate principal amount of 7.75% Senior Unsecured Notes due 2016 (the “2016 Notes”) and $1,150,000,000 aggregate principal amount of 8% Senior Unsecured Notes due 2018 (the “2018 Notes” and, together with the 2016 Notes, referred to as the “New Notes”) pursuant to the purchase agreement, dated January 12, 2010 (the “Purchase Agreement”), by and among the Issuers, Icahn Enterprises Holdings, as guarantor (the “Guarantor”), and Jefferies & Company, Inc., as initial purchaser (the “Initial Purchaser”). Icahn Enterprises Finance, our wholly owned subsidiary, was formed solely for the purpose of serving as a co-issuer of our debt securities in order to facilitate offerings of the debt securities. The 2016 Notes were priced at 99.411% of their face value and the 2018 Notes were priced at 99.275% of their face value. The gross proceeds from the sale of the New Notes were approximately $1,986,656,000, a portion of which was used to purchase the approximate $1.28 billion in aggregate principal amount (or approximately 97%) of the 2013 Notes and the 2012 Notes, as defined below, that were tendered pursuant to cash tender offers and consent solicitations and to pay related fees and expenses. Interest on the New Notes are payable on January 15 and July 15 of each year, commencing July 15, 2010. The Purchase Agreement contains customary representations, warranties and covenants of the parties and indemnification and contribution provisions whereby the Issuers and the Guarantor, on the one hand, and the Initial Purchaser, on the other, have agreed to indemnify each other against certain liabilities. As described below, the 2012 Notes and 2013 Notes were satisfied and discharged pursuant to their respective indentures on January 15, 2010.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

11. Debt  – (continued)

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

On April 16, 2010, we filed an initial registration statement on Form S-4 under the Securities Act of 1933, as amended (the “Securities Act”) with respect to the New Notes. The Form S-4 has not yet been declared effective by the SEC. We agreed pursuant to the registration rights agreement to file a registration statement with the SEC no later than May 15, 2010 with respect to the exchange of the New Notes for exchange notes (or the exchange offer registration statement), to use all commercially reasonable efforts to have the exchange offer registration statement declared effective by the SEC on or prior to August 13, 2010 and to thereafter commence the exchange offer to exchange the New Notes for exchange notes that have been registered under the Securities Act.

Senior Unsecured Variable Rate Convertible Notes Due 2013 — Icahn Enterprises

In April 2007, we issued an aggregate of $600 million of variable rate senior convertible notes due 2013 (the “variable rate notes”). The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act, and issued pursuant to an indenture dated as of April 5, 2007, by and among us, as issuer, Icahn Enterprises Finance, as co-issuer, and Wilmington Trust Company, as trustee. Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the variable rate notes. The variable rate notes bear interest at a rate of three-month LIBOR minus 125 basis points, but the all-in-rate can be no less than 4.0% nor more than 5.5%, and are convertible into our depositary units at a conversion price of $132.595 per depositary unit per $1,000 principal amount, subject to adjustments in certain circumstances. Pursuant to the indenture governing the variable rate notes, on October 5, 2008, the conversion price was adjusted downward to $105.00 per depositary unit per $1,000 principal amount. As of March 31, 2010, the interest rate was 4.0%. The interest on the variable rate notes is payable quarterly on each January 15,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

11. Debt  – (continued)

April 15, July 15 and October 15. The variable rate notes mature on August 15, 2013, assuming they have not been converted to depositary units before their maturity date.

In the event that we declare a cash dividend or similar cash distribution in any calendar quarter with respect to our depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits and/or stock dividends), the indenture governing the variable rate notes requires that we simultaneously make such distribution to holders of the variable rate notes in accordance with a formula set forth in the indenture. We paid an aggregate cash distribution of approximately $1 million for each of the three months ended March 31, 2010 and 2009, to holders of our variable rate notes in respect to our distributions payment to our depositary unitholders. Such amounts have been classified as interest expense.

Senior Unsecured 7.125% Notes Due 2013

On February 7, 2005, we and Icahn Enterprises Finance co-issued $480 million aggregate principal amount of 7.125% senior unsecured notes due 2013 (the “2013 Notes”), priced at 100% of principal amount. The 2013 Notes were issued pursuant to an indenture dated February 7, 2005 among us, as issuer, Icahn Enterprises Finance, as co-issuer, Icahn Enterprises Holdings, as guarantor, and Wilmington Trust Company, as trustee (referred to herein as the “2013 Notes Indenture”). Other than Icahn Enterprises Holdings, no other subsidiaries guaranteed payment on the notes.

On January 16, 2007, we issued an additional $500 million aggregate principal amount of 2013 Notes priced at 98.4% of par, or at a discount of 1.6%, pursuant to the 2013 Notes Indenture.

The 2013 Notes had a fixed annual interest rate of 7.125%, which was paid every six months on February 15 and August 15, and was due to mature on February 15, 2013.

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

Senior Unsecured 8.125% Notes Due 2012

On May 12, 2004, we and Icahn Enterprises Finance co-issued senior unsecured 8.125% notes due 2012 (“2012 Notes”) in the aggregate principal amount of $353 million. The 2012 Notes were issued pursuant to an indenture, dated as of May 12, 2004, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as guarantor, and Wilmington Trust Company, as trustee (the “2012 Notes Indenture”). The 2012 Notes were priced at 99.266% of principal amount and had a fixed annual interest rate of 8.125%, which was paid every six months on June 1 and December 1. The 2012 Notes was due to mature on June 1, 2012. Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the notes.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

11. Debt  – (continued)

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

Senior Unsecured Notes Restrictions and Covenants

The indenture governing the variable rate notes, and the indenture governing both the 2016 Notes and the 2018 Notes, restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indenture, with certain exceptions. In addition, the indentures require that on each quarterly determination date we and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined in the applicable indenture. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Each of the 2013 Notes Indenture and the 2012 Notes Indenture contained similar restrictions and covenants prior to their termination on June 15, 2010.

As of March 31, 2010 and December 31, 2009, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the applicable indentures. Additionally, as of March 31, 2010, based on certain minimum financial ratios, we and Icahn Enterprises Holdings may incur $793 million in additional indebtedness.

Debt Facilities — Automotive

On December 27, 2007, Federal-Mogul entered into a Term Loan and Revolving Credit Agreement (the “Debt Facilities”) with Citicorp U.S.A. Inc. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and certain lenders. The Debt Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan.

The obligations under the revolving credit facility mature December 27, 2013 and bear interest for the six months at LIBOR plus 1.75% or at the alternate base rate (“ABR,” defined as the greater of Citibank, N.A.’s announced prime rate or 0.50% over the Federal Funds Rate) plus 0.75%, and thereafter shall be adjusted in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00% and ABR plus 0.50% to ABR plus 1.00%. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. The tranche C term loans are subject to a pre-payment premium, should Federal-Mogul choose to prepay the loans prior to December 27, 2011. All Debt Facilities term loans bear interest at LIBOR plus 1.9375% or at ABR plus 0.9375% at Federal-Mogul’s election.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

11. Debt  – (continued)

During fiscal 2008, Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable rate term loans under the Debt Facilities. Through these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment.

Federal-Mogul had $50 million of letters of credit outstanding at each of March 31, 2010 and December 31, 2009, all of which pertain to the term loan credit facility. As of March 31, 2010 and December 31, 2009, the borrowing availability under the revolving credit facility was $493 million and $470 million, respectively.

The obligations of Federal-Mogul under the Debt Facilities are guaranteed by substantially all of its domestic subsidiaries and certain foreign subsidiaries, and are secured by substantially all personal property and certain real property of Federal-Mogul and such guarantors, subject to certain limitations. The liens granted to secure these obligations and certain cash management and hedging obligations have first priority.

The Debt Facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on (i) investments; (ii) certain acquisitions, mergers or consolidations; (iii) sale and leaseback transactions; (iv) certain transactions with affiliates and (v) dividends and other payments in respect of capital stock. At March 31, 2010 and December 31, 2009, Federal-Mogul was in compliance with all debt covenants under the Debt Facilities.

Senior Unsecured Notes — Railcar

In February 2007, ARI issued $275 million unsecured senior fixed rate notes that were subsequently exchanged for registered notes in March 2007 (“ARI Notes”).

The ARI Notes bear a fixed interest rate of 7.5% and are due in 2014. Interest on the ARI Notes is payable semi-annually in arrears on March 1 and September 1. The indenture governing the ARI Notes (the “ARI Notes Indenture”) contains restrictive covenants that limit ARI’s ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. As of March 31, 2010, based on certain financial ratios, certain of these covenants, including ARI’s ability to incur additional debt, have become further restricted. ARI was in compliance with all of its covenants under the ARI Notes Indenture as of March 31, 2010.

Prior to March 1, 2011, ARI may redeem the ARI Notes in whole or in part at a redemption price equal to 100.0% of the principal amount, plus an applicable premium based upon a present value calculation using an applicable treasury rate plus 0.5%, plus accrued and unpaid interest. Commencing on March 1, 2011, the redemption price is set at 103.75% of the principal amount of the ARI Notes plus accrued and unpaid interest, and declines annually until it is reduced to 100.0% of the principal amount of the ARI Notes plus accrued and unpaid interest from and after March 1, 2013. The ARI Notes are due in full plus accrued unpaid interest on March 1, 2014.

Secured Notes and Revolving Credit Facility — Food Packaging

In December 2009, Viskase issued $175 million of 9.875% Senior Secured Notes due 2018 (“Viskase 9.875% Notes”). The Viskase 9.875% Notes bear interest at a rate of 9.875% per annum, payable semi-annually in cash on January 15 and July 15, commencing on July 15, 2010. The Viskase 9.875% Notes have a maturity date of January 15, 2018.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

11. Debt  – (continued)

The notes and related guarantees by any of Viskase’s future domestic restricted subsidiaries are secured by substantially all of Viskase’s and such domestic restricted subsidiaries’ current and future tangible and intangible assets. The indenture governing the Viskase 9.875% Notes (“the Viskase 9.875% Notes Indenture”) permits Viskase to incur other senior secured indebtedness and to grant liens on its assets under certain circumstances.

Prior to January 15, 2014, Viskase may redeem, at its option, up to 35% of the aggregate principal amount of the Viskase 9.875% Notes issued under the Viskase 9.875% Notes Indenture with the net proceeds of any equity offering at 109.875% of their principal amount, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the Viskase 9.875% Notes issued under the Viskase 9.875% Notes Indenture dated December 21, 2009 remains outstanding immediately following the redemption.

In November 2007, Viskase entered into a $25 million secured revolving credit facility (the “Viskase Revolving Credit Facility”) with Arnos Corporation, an affiliate of Mr. Icahn. In connection with our majority acquisition of Viskase on January 15, 2010, we assumed the Viskase Revolving Credit Facility from Arnos Corporation. On April 27, 2010, we entered into an agreement with Viskase, extending the maturity date of the Viskase Revolving Credit Facility from January 31, 2011 to January 31, 2012. Borrowings under the loan and security agreement governing the Viskase Revolving Credit Facility are subject to a borrowing base formula based on percentages of eligible domestic receivables and eligible domestic inventory. Under the Viskase Revolving Credit Facility, the interest rate is LIBOR plus a margin of 2.00% currently (which margin will be subject to performance based increases up to 2.50%); provided that the minimum interest rate shall be at least equal to 3.00%. The Viskase Revolving Credit facility also provides for an unused line fee of 0.375% per annum. There were no borrowings under the Viskase Revolving Credit Facility at March 31, 2010 and December 31, 2009.

Indebtedness under the Viskase Revolving Credit Facility is secured by liens on substantially all of Viskase’s domestic and Mexican assets, with liens on certain assets that are contractually senior to the Viskase 9.875% Notes and the related guarantees pursuant to an intercreditor agreement and the Viskase 9.875% Notes.

The Viskase Revolving Credit Facility contains various covenants which restrict Viskase’s ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets, make certain restricted payments, create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. The Viskase Revolving Credit Facility also requires that Viskase complies with various financial covenants. Viskase had no borrowings under this revolving credit facility as of March 31, 2010 and December 31, 2009. Viskase is in compliance with these requirements as of March 31, 2010 and December 31, 2009.

In its foreign operations, Viskase has unsecured lines of credit with various banks providing approximately $6 million of availability. There were no borrowings under the lines of credit at March 31, 2010.

Letters of credit in the amount of $2 million were outstanding under facilities with a commercial bank, and were cash collateralized at March 31, 2010.

Mortgages Payable

Mortgages payable, all of which are non-recourse to us, bear interest at rates between 4.97% and 7.99% and have maturities between June 30, 2011 and October 1, 2028.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

11. Debt  – (continued)

Secured Revolving Credit Agreement — Home Fashion

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

As of March 31, 2010, there were no borrowings under the agreement, but there were outstanding letters of credit of $11 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of $40 million at March 31, 2010.

Sale of Previously Purchased Subsidiary Debt

During the three months ended March 31, 2010, we received proceeds of $65 million from the sale of previously purchased debt of entities included in our consolidated financial statements in the principal amount of $77 million.

Debt Extinguishment — 2012 Notes and 2013 Notes

In connection with the debt extinguishment related to our 2012 Notes and 2013 Notes as discussed above, we recorded a $40 million loss on debt extinguishment for the three months ended March 31, 2010.

12. Compensation Arrangements

The following are stock-based compensation arrangements of our Investment Management and Automotive segments that we deem are material to our consolidated financial statements:

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

The General Partners recorded compensation expense of $1 million and $5 million related to these rights for the three months ended March 31, 2010 and 2009, respectively. Compensation expense is included in

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

12. Compensation Arrangements – (continued)

selling, general and administrative expenses within our consolidated statements of operations. Compensation expense arising from grants in special profits interest allocations and incentive allocations are recognized in the consolidated financial statements over the vesting period. Accordingly, unvested balances of special profits interest allocations and incentive allocations allocated to certain employees are not reflected in the consolidated financial statements. Unvested amounts not yet recognized as compensation expense within the consolidated statements of operations were $1 million as of March 31, 2010. That cost is expected to be recognized over a weighted average of 3.5 years as of March 31, 2010. Cash paid to settle rights that had been withdrawn for the three months ended March 31, 2010 was $5 million. Cash paid to settle rights that had been withdrawn for the three months ended March 31, 2009 was not material.

Automotive

Stock-Based Compensation

On December 27, 2007, Federal-Mogul granted to Mr. Alapont stock options to purchase four million shares of Federal-Mogul Common Stock at an exercise price of $19.50. Pursuant to the Stock Option Agreement dated as of December 27, 2007 between Federal-Mogul and Mr. Alapont, Federal-Mogul entered into a deferred compensation agreement (the “Deferred Compensation Agreement”) dated as of December 27, 2007 with Mr. Alapont. Under the terms of this deferred compensation agreement, Mr. Alapont is entitled to certain distributions of Federal-Mogul Common Stock, or, at the election of Mr. Alapont, certain distributions of cash upon certain events as set forth in the Deferred Compensation Agreement. The amount of the distributions is equal to the fair value of 500,000 shares of Federal-Mogul Common Stock, subject to certain adjustments and offsets, determined on March 23, 2010.

On February 15, 2008, Federal-Mogul entered into a Stock Option Agreement with Mr. Alapont (the “CEO Stock Option Agreement”), which was subsequently approved by Federal-Mogul’s stockholders effective July 28, 2008. The CEO Stock Option Agreement grants Mr. Alapont a non-transferable, non-qualified option (the “CEO Option”) to purchase up to 4,000,000 shares of Federal-Mogul Common Stock subject to the terms and conditions described below. The exercise price for the CEO Option is $19.50 per share, which is at least equal to the fair market value of a share of Federal-Mogul’s common stock on the date of grant of the CEO Option. In no event may the CEO Option be exercised, in whole or in part, after December 27, 2014. The CEO Option became fully vested on March 23, 2010.

On March 23, 2010, Federal-Mogul entered into the Second Amended and Restated Employment Agreement, which extended Mr. Alapont’s employment with Federal-Mogul for three years. Also on March 23, 2010, Federal-Mogul amended and restated the CEO Option (the “Restated Stock Option Agreement”). The Restated Stock Option Agreement removed Mr. Alapont’s put option to sell stock received from an option exercise to Federal-Mogul for cash. The Restated Stock Option Agreement provides for pay out of any exercise of the CEO Option in stock or, at the election of Federal-Mogul, in cash. The awards were previously accounted for as liability awards based on the optional cash exercise feature, however the accounting impact associated with this modification is that the options are now considered an equity award as of March 23, 2010.

Federal-Mogul revalued the options granted to Mr. Alapont at March 23, 2010, resulting in a revised fair value of $27 million. This amount was reclassified from accounts payable, accrued expenses and other liabilities to partners’ equity due to their equity award status. As these options are fully vested, no further expense related to the options will be recognized. Federal-Mogul revalued the Deferred Compensation Agreement, which was also amended and restated on March 23, 2010, at March 31, 2010, resulting in a revised fair value of $7 million. Since this agreement provides for net cash settlement at the option of Mr. Alapont, it continues to be treated as a liability award as of March 31, 2010 and through its eventual payout. During the three months ended March 31, 2010 and 2009, Federal-Mogul recognized $6 million and $3 million, respectively, in expense associated with the CEO Option and Deferred Compensation Agreement.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

12. Compensation Arrangements – (continued)

Key assumptions and related option-pricing models used by Federal-Mogul are summarized in the following table:

	March 23, 2010 Valuation		March 31, 2010
	Plain Vanilla Options	Options Connected to Deferred Compensation	Deferred Compensation
Valuation Model	Black-Scholes	Monte Carlo	Monte Carlo
Expected volatility	58%	58%	59%
Expected dividend yield	0%	0%	0%
Risk-free rate over the estimated expected option life	1.18%	1.18%	1.25%
Expected option life (in years)	2.38	2.38	2.38

Expected volatility is based on the average of five-year historical volatility and implied volatility for a group of auto industry comparator companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected option lives. Expected dividend yield is zero as Federal-Mogul has not paid dividends to holders of its common stock in the recent past nor does it expect to do so in the future. Expected option lives are equal to one-half of the time to the end of the option term.

13. Pensions, Other Post-employment Benefits and Employee Benefit Plans

Federal-Mogul, ARI and Viskase each sponsors several defined benefit pension plans (“Pension Benefits”) (and, in the case of Viskase, such pension plans include defined contribution plans). Additionally, Federal-Mogul, ARI and Viskase each sponsors health care and life insurance benefits (“Other Benefits”) for certain employees and retirees around the world. The Pension Benefits are funded based on the funding requirements of federal and international laws and regulations, as applicable, in advance of benefit payments and the Other Benefits as benefits are provided to participating employees.

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010, was also signed into law. The newly enacted acts contain provisions which could impact our accounting for retiree medical benefits in future periods, however, the extent of that impact, if any, cannot be determined until regulations are promulgated under these acts and additional interpretations of these acts become available. We will continue to assess the accounting implications of these acts. See Note 17, “Income Taxes,” below for further discussion on the impact of these acts.

The following table presents the aggregate components of pension expense for Federal-Mogul, ARI and Viskase for the three months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended March 31,
	2010	2009
Expected return on plan assets	$(15)	$(14)
Service costs for benefits earned	8	8
Interest cost on benefit obligation	28	30
Net actuarial loss amortization pension cost	7	8
Pension plan expense	$28	$32

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

14. Preferred Limited Partner Units

Pursuant to certain rights offerings consummated in 1995 and 1997, we issued preferred units. Each preferred unit had a liquidation preference of $10.00 and entitled the holder to receive distributions, payable solely in additional preferred units, at the rate of $0.50 per preferred unit per annum (which is equal to a rate of 5% of the liquidation preference thereof), payable annually at the end of March (each referred to herein as a Payment Date). On any Payment Date, we, subject to the approval of the Audit Committee, were able to redeem all of the preferred units for an amount, payable either in all cash or by issuance of our depositary units, equal to the liquidation preference of the preferred units, plus any accrued but unpaid distributions thereon.

On March 31, 2010, we redeemed all of our outstanding preferred units for an amount equal to the liquidation preference of $10.00 per unit, plus any accrued but unpaid distributions thereon. The total liability of our preferred units of $138 million was settled by issuing 2,947,092 of our depositary units, based on an average price of $46.77 per depositary unit, which amount was calculated based on the closing price of our depositary units over the 20-trading days immediately preceding March 31, 2010.

We recorded $2 million of interest expense for each of the three months ended March 31, 2010 and 2009 in connection with the preferred units distribution.

15. Net Income per LP Unit

Basic income (loss) per LP unit is based on net income or loss attributable to Icahn Enterprises allocable to limited partners after deducting preferred pay-in-kind distributions to preferred unitholders. Net income or loss allocable to limited partners is divided by the weighted-average number of LP units outstanding. Diluted income (loss) per LP unit is based on basic income (loss) adjusted for interest charges applicable to the variable rate notes and earnings before the preferred pay-in-kind distributions as well as the weighted-average number of units and equivalent units outstanding. The preferred units are considered to be equivalent units for the purpose of calculating income or loss per LP unit. As stated above, on March 31, 2010, we redeemed all of our outstanding preferred units.

The following table sets forth the allocation of net income (loss) attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted income (loss) per LP unit for the periods indicated (in millions of dollars, except per unit data):

	Three Months Ended March 31,
	2010	2009
Net (loss) income attributable to Icahn Enterprises	$(65)	$4
Less: Income from common control acquisitions allocated to the general partner	—	(3)
	(65)	1
Basic and diluted (loss) income attributable to Icahn Enterprises allocable to limited partners (98.01% share of income or loss)	$(64)	$1
Basic and diluted (loss) income per LP Unit:	$(0.80)	$0.01
Basic and diluted weighted average LP units outstanding	80	75

As their effect would have been anti-dilutive, the following equivalent units have been excluded from the diluted weighted average LP units outstanding for the periods indicated (in millions):

	Three Months Ended March 31,
	2010	2009
Redemption of preferred LP units	3	4
Variable rate notes	5	5

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

16. Segment Reporting

As of March 31, 2010, our seven reportable segments are: (1) Investment Management; (2) Automotive; (3) Railcar; (4) Food Packaging; (5) Metals; (6) Real Estate and (7) Home Fashion. Our Investment Management segment provides investment advisory and certain administrative and back office services to the Private Funds, but does not provide such services to any other entities, individuals or accounts. Our Automotive segment consists of Federal-Mogul. Our Railcar segment consists of ARI. Our Food Packaging segment consists of Viskase. Our Metals segment consists of PSC Metals. Our Real Estate segment consists of rental real estate, property development and the operation of resort properties. Our Home Fashion segment consists of WPI. In addition to our seven reportable segments, we present the results of the Holding Company which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company.

We assess and measure segment operating results based on segment earnings as disclosed below. Segment earnings from operations are not necessarily indicative of cash available to fund cash requirements, nor synonymous with cash flow from operations. Certain terms of financings for our Automotive, Railcar, Food Packaging, Home Fashion and Real Estate segments impose restrictions on the segments’ ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions.

	Three Months Ended March 31, 2010
	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
Revenues:
Net sales	$—	$1,489	$36	$80	$174	$8	$83	$—	$1,870
Net (loss) gain from investment activities	(10)	—	—	—	—	—	—	9	(1)
Interest and dividend income	64	1	1	—	—	1	—	1	68
Loss on extinguishment of debt	—	—	—	—	—	—	—	(40)	(40)
Other income, net	—	(10)	14	—	—	12	1	1	18
	54	1,480	51	80	174	21	84	(29)	1,915
Expenses:									—
Cost of goods sold	—	1,235	37	60	165	1	77	—	1,575
Selling, general and administrative	22	196	20	11	5	17	17	6	294
Restructuring and impairment	—	5	—	—	—	—	3	—	8
Interest expense	—	37	5	5	—	2	—	46	95
	22	1,473	62	76	170	20	97	52	1,972
Income (loss) before income tax (expense) benefit	32	7	(11)	4	4	1	(13)	(81)	(57)
Income tax (expense) benefit	(1)	7	4	—	(1)	—	—	(2)	7
Net income (loss)	31	14	(7)	4	3	1	(13)	(83)	(50)
Less: net (income) loss attributable to non-controlling interests	(16)	(5)	3	(1)	—	—	4	—	(15)
Net income (loss) attributable to Icahn Enterprises	$15	$9	$(4)	$3	$3	$1	$(9)	$(83)	$(65)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

16. Segment Reporting – (continued)

	Three Months Ended March 31, 2009
	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
Revenues:
Net sales	$—	$1,238	$145	$69	$76	$9	$84	$—	$1,621
Net gain (loss) from investment activities	259	—	—	—	—	—	—	(8)	251
Interest and dividend income	75	2	1	—	—	2	—	2	82
Other income, net	—	14	11	—	1	11	1	—	38
	334	1,254	157	69	77	22	85	(6)	1,992
Expenses:									—
Cost of goods sold	—	1,080	130	52	98	2	79	—	1,441
Selling, general and administrative	28	197	18	10	3	12	17	4	289
Restructuring and impairment	—	38	—	—	13	—	6	—	57
Interest expense	1	34	5	3	—	2	1	34	80
	29	1,349	153	65	114	16	103	38	1,867
Income (loss) before income tax (expense) benefit	305	(95)	4	4	(37)	6	(18)	(44)	125
Income tax (expense) benefit	—	(3)	(2)	(1)	14	—	—	(1)	7
Net income (loss)	305	(98)	2	3	(23)	6	(18)	(45)	132
Less: Net (income) loss attributable to non-controlling interests	(156)	24	(1)	(1)	—	—	6	—	(128)
Net income (loss) attributable to Icahn Enterprises	$149	$(74)	$1	$2	$(23)	$6	$(12)	$(45)	$4

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

16. Segment Reporting – (continued)

Condensed balance sheets by reportable segment as of March 31, 2010 and December 31, 2009 are presented below (in millions of dollars).

	March 31, 2010
	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated
ASSETS
Cash and cash equivalents	$9	$1,028	$324	$41	$19	$164	$67	$843	$2,495
Cash held at consolidated affiliated partnerships and restricted cash	2,368	—	—	2	5	4	1	10	2,390
Investments	5,514	216	52	—	3	—	13	20	5,818
Accounts receivable, net	—	1,018	17	50	84	5	62	—	1,236
Inventories, net	—	842	42	50	61	—	125	—	1,120
Property, plant and equipment, net	—	1,762	194	100	104	715	138	3	3,016
Goodwill and intangible assets, net	—	1,930	7	18	7	105	8	—	2,075
Other assets	139	335	13	30	38	13	38	40	646
Total assets	$8,030	$7,131	$649	$291	$321	$1,006	$452	$916	$18,796
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$386	$1,826	$41	$62	$58	$35	$54	$150	$2,612
Securities sold, not yet purchased, at fair value	1,518	—	—	—	—	—	—	—	1,518
Due to brokers	—	—	—	—	—	—	—	—	—
Post-employment benefit liability	—	1,344	6	44	2	—	—	—	1,396
Debt	—	2,811	275	176	2	114	—	2,543	5,921
Total liabilities	1,904	5,981	322	282	62	149	54	2,693	11,447
Equity attributable to Icahn Enterprises	2,226	823	177	4	259	857	343	(1,801)	2,888
Equity attributable to non-controlling interests	3,900	327	150	5	—	—	55	24	4,461
Total equity	6,126	1,150	327	9	259	857	398	(1,777)	7,349
Total liabilities and equity	$8,030	$7,131	$649	$291	$321	$1,006	$452	$916	$18,796

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

16. Segment Reporting – (continued)

	December 31, 2009
	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated
ASSETS
Cash and cash equivalents	$12	$1,034	$347	$39	$13	$137	$81	$593	$2,256
Cash held at consolidated affiliated partnerships and restricted cash	3,306	—	—	2	7	4	—	17	3,336
Investments	5,091	238	45	—	3	—	12	16	5,405
Accounts receivable, net	—	950	13	47	49	6	74	—	1,139
Inventories, net	—	823	40	52	62	—	114	—	1,091
Property, plant and equipment, net	—	1,834	199	105	107	570	140	3	2,958
Goodwill and intangible assets, net	—	1,942	7	19	7	107	8	—	2,090
Other assets	95	306	12	29	51	13	36	69	611
Total assets	$8,504	$7,127	$663	$293	$299	$837	$465	$698	$18,886
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$420	$1,812	$47	$62	$49	$30	$53	$284	$2,757
Securities sold, not yet purchased, at fair value	2,035	—	—	—	—	—	—	—	2,035
Due to brokers	376	—	—	—	—	—	—	—	376
Post-employment benefit liability	—	1,359	6	46	2	—	—	—	1,413
Debt	—	2,747	275	176	2	115	—	1,871	5,186
Total liabilities	2,831	5,918	328	284	53	145	53	2,155	11,767
Equity attributable to Icahn Enterprises	1,954	885	181	5	246	692	352	(1,481)	2,834
Equity attributable to non-controlling interests	3,719	324	154	4	—	—	60	24	4,285
Total equity	5,673	1,209	335	9	246	692	412	(1,457)	7,119
Total liabilities and equity	$8,504	$7,127	$663	$293	$299	$837	$465	$698	$18,886

17. Income Taxes

We recorded an income tax benefit of $7 million each on pre-tax loss of $57 million and pre-tax income of $125 million for the three months ended March 31, 2010 and 2009, respectively. Our effective income tax rate was 12.2% and (5.6)% for the three months ended March 31, 2010 and 2009, respectively. The difference between the effective tax rate and the statutory federal rate of 35% is due principally to income or losses from partnership entities in which taxes are the responsibility of the partners, as well as changes in valuation allowances.

Our Automotive segment believes that it is reasonably possible that its unrecognized tax benefits in multiple jurisdictions, which primarily relate to transfer pricing, corporate reorganization and various other matters, may decrease by approximately $300 million in the next 12 months due to audit settlements or statute expirations, of which approximately $30 million, if recognized, could impact the effective tax rate.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

17. Income Taxes – (continued)

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010, was also signed into law. The newly enacted acts will reduce the tax deduction available to Federal-Mogul to the extent of receipt of Medicare Part D subsidy. Although this legislation does not take effect until 2012, Federal-Mogul is required to recognize the impact in its financial statements in the period in which it is signed. Due to the full valuation allowance recorded against deferred tax assets in the United States, this legislation will not impact Federal-Mogul’s 2010 effective tax rate. We do not believe that the provisions of these laws will have a material effect on our other segments.

18. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following (in millions of dollars):

	March 31, 2010	December 31, 2009
Post-employment benefits, net of tax	$(339)	$(347)
Hedge instruments	(77)	(68)
Translation adjustments and other	(275)	(242)
	$(691)	$(657)

19. Commitments and Contingencies

Federal-Mogul

Environmental Matters

Federal-Mogul has been designated as a potentially responsible party (“PRP”) by the United States Environmental Protection Agency (the “USEPA”), other national environmental agencies and various provincial and state agencies with respect to certain sites with which Federal-Mogul may have had a direct or indirect involvement. PRP designation typically requires the funding of site investigations and subsequent remedial activities.

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

Total environmental liabilities were $21 million and $22 million at March 31, 2010 and December 31, 2009, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.

Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment’s results of operations could be materially affected. At March 31, 2010, Federal-Mogul estimates reasonably possible material additional losses above and beyond its best estimate of required remediation costs as recorded approximately $43 million.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

19. Commitments and Contingencies  – (continued)

Conditional Asset Retirement Obligations

Federal-Mogul records CARO activities in accordance with applicable U.S. GAAP. Federal-Mogul’s primary CARO activities relate to the removal of hazardous building materials at its facilities. Federal-Mogul records a CARO at fair value upon initial recognition when the amount can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. CARO fair values are determined based on Federal-Mogul’s determination of what a third party would charge to perform the remediation activities, generally using a present value technique. Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $29 million and $30 million as of March 31, 2010 and December 31, 2009, respectively, for CARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of CARO.

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

WPI Litigation

On March 26, 2010, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) issued an Opinion in our favor, holding that we (through Aretex LLC) are entitled to own a majority of the common stock in, and thus have control of WPI.

We had acquired ownership of a majority of the common stock in WPI through a July 2005 Sale Order entered by the United States Bankruptcy Court for the Southern District of New York. Under that Sale Order, WPI acquired substantially all of the assets of WestPoint Stevens, Inc. The losing bidders at the Bankruptcy Court auction that led to the Sale Order challenged the Sale Order. In November 2005, the United States District Court for the Southern District of New York modified portions of the Sale Order in a manner that could have reduced our ownership of WPI stock below 50%. In its March 26, 2010 decision, the Second Circuit held that we are entitled to own a majority of the common stock of WPI, and thus have control of WPI. The Second Circuit ordered the Bankruptcy Court’s Sale Order reinstated, to ensure that our percentage ownership of the common stock of WPI will be at least 50.5%. The Second Circuit modified the distribution of certain Subscription Rights in WPI. The manner in which those Subscription Rights are distributed, and whether or not they are exercised, could modify our percentage ownership of WPI’s common stock, so that our percentage could range from 50.5% to 79%. The Second Circuit ordered the District Court to remand the matter back to the Bankruptcy Court for further proceedings consistent with its ruling.

There is a related proceeding in Delaware Chancery Court, brought by the same “losing bidders” who are parties to the case decided by the Second Circuit. The Delaware case had been stayed pending a decision from the Second Circuit. In prior proceedings in the Delaware Court, the Court dismissed breach of fiduciary duty claims, held that WPI had a contractual obligation to proceed with a Registration Statement for its stock, and also declined to dismiss a Delaware statutory claim and other claims. In their claim relating to the Registration Statement, plaintiffs had maintained that they held liens on a majority of WPI common stock, and were entitled to have all of that common stock registered to facilitate its sale. On April 19, 2010, specifically the plaintiffs in the Delaware case requested leave to amend their complaint in light of the Second Circuit’s decision. The plaintiffs asked that they be permitted to plead new claims for breach of fiduciary duty (and

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

19. Commitments and Contingencies  – (continued)

aiding and abetting such alleged breach) against WPI, Icahn Enterprises L.P., Icahn Enterprises Holdings Limited Partnership, Carl C. Icahn and others, based on WPI’s not having proceeded with a Registration Statement. Plaintiffs asked for leave to amend their contractual claim against WPI relating to the Registration Statement, so that the claim would relate to the stock which the Second Circuit held that plaintiffs own, rather than the stock upon which plaintiffs had claimed a lien. Plaintiffs seek to allege that because WPI did not proceed with the Registration Statement, plaintiffs were unable to sell their stock in WPI, and seek to recover the diminution in the value of that stock. Plaintiffs also seek to maintain, with amendment, their claim for unjust enrichment against all defendants, including WPI, Icahn Enterprises L.P, Icahn Enterprises Holdings Limited Partnership, Carl C. Icahn and others. Plaintiffs have stated that they will withdraw certain other claims, including the Delaware statutory claim. The Delaware Court held a conference on April 21, 2010, and requested that WPI and other defendants advise the Court by April 30, 2010 as to how they will respond to plaintiffs’ motion to amend the complaint. On April 29, 2010, WPI and other defendants advised the Court that they will not oppose filing of the proposed amended complaint, but will bring a motion to dismiss or for summary judgment after the amended complaint is filed. In light of the Second Circuit’s decision holding that we own a majority of common stock in WPI, and are entitled to control, the Delaware Court vacated a prior “Limited Status Quo Order” which had required WPI to give notice to plaintiffs of certain corporate actions.

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

The parties to the lawsuit have reached an agreement in principle to settle the lawsuit which is subject to court approval, pursuant to which we will pay approximately $9 million and all claims against all defendants will be dismissed. We expect the settlement to be approved and finalized in the second or third quarter of fiscal 2010.

PSC Metals

Environmental Matters

PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question. Most recently, PSC Metals has been named as a defendant in an environmental civil action brought by the USEPA, alleging that PSC Metals and one of its subsidiaries, along with several other unrelated defendants, are liable for the recovery of response costs incurred by the USEPA at a superfund site in New York. Management believes that PSC Metals and its subsidiary have valid defenses to all claims.

PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy in all pending cases. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of March 31, 2010 and December 31, 2009. If it is

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

19. Commitments and Contingencies  – (continued)

determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.

Certain of PSC Metals’ facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals’ operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management’s judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $27 million as of each of March 31, 2010 and December 31, 2009. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.

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

ARI

Environmental Matters

ARI is subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI’s actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI’s operations that involve hazardous materials also raise potential risks of liability under common law. ARI management believes that there are no current environmental issues identified that would have a material adverse affect on ARI. ARI is involved in investigation and remediation activities at a property that it now owns to address historical contamination and potential contamination by third parties. ARI is also involved with a state agency in the cleanup of this site under these laws. These investigations are in process but it is too early to be able to make a reasonable estimate, with any certainty, of the timing and extent of remedial actions that may be required, and the costs that would be involved in such remediation. Substantially all of the issues identified relate to the use of this property prior to its transfer to ARI in 1994 by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. However, if ACF fails to honor its obligations to ARI, ARI would be responsible for the cost of such remediation. ARI believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its operations or financial condition.

Other

ARI has been named the defendant in a wrongful death lawsuit, Nicole Lerma v. American Railcar Industries, Inc. The lawsuit was filed on August 17, 2007, in the Circuit Court of Greene County, Arkansas Civil Division. Mediation on January 6, 2009, was not successful and the trial has been scheduled for May 14, 2010. ARI believes that it is not responsible and has meritorious defenses against such liability. While it is

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

19. Commitments and Contingencies  – (continued)

reasonably possible that this case could result in a loss, there is not sufficient information to estimate the amount of such loss, if any, resulting from the lawsuit.

One of ARI’s joint ventures entered into a credit agreement in December 2007. Effective August 5, 2009, ARI and the other initial partner acquired this loan from the lender parties thereto, with each party acquiring a 50.0% interest in the loan. The total commitment under the term loan is $60 million with an additional $10 million commitment under the revolving loan. ARI is responsible to fund 50.0% of the loan commitments. The balance outstanding on these loans, due to ARI, was $34 million of principal and accrued interest as of March 31, 2010. ARI’s share of the remaining commitment on these loans was $3 million as of March 31, 2010.

Investment Management

Based on the values as of March 31, 2010, the Private Funds have received redemption notices of approximately 7.8% of the assets under management payable on June 30, 2010.

In connection with Tropicana’s completion of the Restructuring Transactions (see Note 5, “Investments and Related Matters”), Tropicana entered into a credit agreement, dated as of December 29, 2009 (the “Exit Facility”) which consists of (i) a $130 million Term Loan Facility issued at a discount of 7%, which was funded on March 8, 2010, the Effective Date, and (ii) a $20 million Revolving Facility. Each of Investment Funds is a lender under the Exit Facility and, in the aggregate, hold over 50% of the loans under the Term Loan Facility and is obligated to provide 100% of any amounts borrowed by Tropicana under the Revolving Facility. As of March 31, 2010, Tropicana has not borrowed any amounts from the Revolving Facility.

20. Subsequent Events

Declaration of Distribution on Depositary Units

On April 29, 2010, the Board of Directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the second quarter of fiscal 2010. The distribution will be paid on June 3, 2010, to depositary unitholders of record at the close of business on May 20, 2010. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

Viskase

Debt Offering

On May 3, 2010, Viskase issued an additional $40 million aggregate principal amount of Viskase 9.875% Notes under the Viskase 9.875% Notes Indenture. The additional notes constitute the same series of securities as the initial Viskase 9.875% Notes. Holders of the initial and additional Viskase 9.875% Notes will vote together on all matters and the initial and additional Viskase 9.875% Notes will be equally and ratably secured by all collateral. The net proceeds from the issuance of additional notes will be used for general corporate purposes, including working capital, further plant expansion and possible acquisitions.

Other

On April 27, 2010, we entered into an agreement with Viskase, extending the maturity date of the Viskase Revolving Credit Facility from January 31, 2011 to January 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises L.P.

We have reviewed the accompanying consolidated balance sheet of Icahn Enterprises L.P. and Subsidiaries (the “Partnership”) (a Delaware limited partnership) as of March 31, 2010, the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2010 and 2009, and the consolidated statement of changes in equity and comprehensive loss for the three-month period ended March 31, 2010. These consolidated interim financial statements are the responsibility of the Partnership’s management.

We were furnished with the report of other accountants on their reviews of the consolidated interim financial statements of Federal-Mogul Corporation, a subsidiary, whose total assets as of March 31, 2010 was $7.1 billion, and whose revenues for the three-month periods ended March 31, 2010 and 2009, constituted $1.5 billion and $1.3 billion, respectively, of the related consolidated totals.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Partnership as of December 31, 2009, and the related consolidated statements of operations, changes in equity and comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated March 3, 2010, we expressed an unqualified opinion on those consolidated financial statements. Our report made reference to the report of other auditors as it relates to amounts included for Federal-Mogul Corporation. As described in Note 1, the Partnership acquired two entities under common control on January 15, 2010 and the consolidated interim financial statements include these two entities for all periods presented from their respective dates of common control, which resulted in revisions to the Partnership’s December 31, 2009 consolidated balance sheet. We have not audited and reported on the revised consolidated balance sheet as of December 31, 2009 reflecting the inclusion of these two acquired entities under common control.

/s/ Grant Thornton, LLP

New York, New York
May 6, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Federal-Mogul Corporation

We have reviewed the consolidated balance sheet of Federal-Mogul Corporation as of March 31, 2010, and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 2010 and 2009, included in its Form 10-Q for the quarter ended March 31, 2010 (not presented herein). These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Federal-Mogul Corporation and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year ended December 31, 2009 (not presented herein) and in our report dated February 23, 2010, we expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs for the application of Accounting Standards Codification Topic 852, Reorganizations, and changes in method of accounting for non-controlling interests in 2009 and tax uncertainties in 2007.

/s/ Ernst & Young LLP

Detroit, Michigan
April 28, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes.

Overview

Introduction

Icahn Enterprises L.P., or Icahn Enterprises, is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P., or Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc., or Icahn Enterprises GP, our sole general partner, which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of March 31, 2010, affiliates of Mr. Icahn owned 77,343,160 of our depositary units which represented approximately 92.3% of our outstanding depositary units. As described below, on March 31, 2010, we redeemed all of our preferred units.

We are a diversified holding company owning subsidiaries engaged in the following operating businesses: Investment Management, Automotive, Railcar, Food Packaging, Metals, Real Estate and Home Fashion. In addition to our operating businesses, we discuss the Holding Company, which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company.

Variations in the amount and timing of gains and losses on our investments can be significant.

Senior Notes Offering

On January 15, 2010, we and Icahn Enterprises Finance Corp., or Icahn Enterprises Finance (referred to collectively as the Issuers), sold $850,000,000 aggregate principal amount of 7.75% Senior Unsecured Notes due 2016, or the 2016 Notes, and $1,150,000,000 aggregate principal amount of 8% Senior Unsecured Notes due 2018, or the 2018 Notes and, together with the 2016 Notes, referred to as the New Notes, pursuant to the purchase agreement, dated January 12, 2010, or the Purchase Agreement, by and among the Issuers, Icahn Enterprises Holdings, as guarantor, or the Guarantor, and Jefferies & Company, Inc., as initial purchaser, or the Initial Purchaser. Icahn Enterprises Finance, our wholly owned subsidiary, was formed solely for the purpose of serving as co-issuer of our debt securities in order to facilitate offerings of debt securities. The 2016 Notes were priced at 99.411% of their face value and the 2018 Notes were priced at 99.275% of their face value. The gross proceeds from the sale of the New Notes were approximately $1,986,656,000, a portion of which was used to purchase the approximate $1.28 billion in aggregate principal amount (or approximately 97%) of the senior unsecured 7.125% notes due 2013, or the 2013 Notes, and the senior unsecured 8.125% notes due 2012, or the 2012 Notes, and, together with the 2013 Notes, referred to as the Senior Unsecured Notes, that were tendered pursuant to certain cash tender offers and consent solicitations and to pay related fees and expenses. Interest on the New Notes will be payable on January 15 and July 15 of each year, commencing July 15, 2010. The Purchase Agreement contains customary representations, warranties and covenants of the parties and indemnification and contribution provisions whereby the Issuers and the Guarantor, on the one hand, and the Initial Purchaser, on the other, have agreed to indemnify each other against certain liabilities. The Senior Unsecured Notes were satisfied and discharged on January 15, 2010.

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

On April 16, 2010, we filed an initial registration statement on Form S-4 under the Securities Act of 1933, as amended (the “Securities Act”) with respect to the New Notes. The Form S-4 has not yet been declared effective by the SEC. We agreed pursuant to the registration rights agreement to file a registration statement with the SEC no later than May 15, 2010 with respect to the exchange of the New Notes for exchange notes (or the exchange offer registration statement), to use all commercially reasonable efforts to have the exchange offer registration statement declared effective by the SEC on or prior to August 13, 2010 and to thereafter commence the exchange offer to exchange the New Notes for exchange notes that have been registered under the Securities Act.

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

Acquisition of Controlling Interest in ARI

On January 15, 2010, pursuant to a certain Contribution and Exchange Agreement (referred to as the ARI Contribution and Exchange Agreement) among Icahn Enterprises, Beckton Corp., a Delaware corporation (referred to as Beckton), Barberry Corp., a Delaware Corporation, (referred to as Barberry), Modal LLC, a Delaware limited liability company (referred to as Modal), and Caboose Holding LLC, a Delaware limited liability company (referred to as Caboose and, together with Beckton, Barberry and Modal, referred to collectively as the ARI Contributing Parties), the ARI Contributing Parties contributed to Icahn Enterprises 11,564,145 shares of common stock of ARI, representing approximately 54.3% of ARI’s total outstanding common stock as of January 15, 2010, collectively owned by the ARI Contributing Parties for aggregate consideration consisting of 3,116,537 of our depositary units (or approximately $141 million based on the closing price of our depositary units on January 15, 2010), subject to certain post-closing adjustments. ARI is a leading North American designer and manufacturer of hopper and tank railcars. ARI also repairs and refurbishes railcars, provides fleet management services and designs and manufactures certain railcar and industrial components. The transactions contemplated by the ARI Contribution and Exchange Agreement were previously authorized by the Audit Committee of the board of directors of Icahn Enterprises GP, our general partner, on January 11, 2010. The Audit Committee was advised by independent counsel and an independent financial advisor which rendered a fairness opinion.

Acquisition of Controlling Interest in Viskase

On January 15, 2010, pursuant to a certain Contribution and Exchange Agreement (referred to as the Viskase Contribution and Exchange Agreement) among Icahn Enterprises, Beckton, Barberry, Koala Holding Limited Partnership, a Delaware limited partnership (referred to as Koala), High River Limited Partnership, a Delaware limited partnership (referred to as High River), and Meadow Walk Limited Partnership, a Delaware limited partnership (referred to as Meadow Walk and, together with Beckton, Barberry, Koala and High River, referred to collectively as the Viskase Contributing Parties), the Viskase Contributing Parties contributed to Icahn Enterprises 25,560,929 shares of common stock of Viskase, representing approximately 71.4% of Viskase’s total outstanding common stock as of January 15, 2010, collectively owned by the Viskase Contributing Parties for aggregate consideration consisting of 2,915,695 of our depositary units (or approximately $132 million based on the closing price of our depositary units on January 15, 2010). Viskase is a leading worldwide producer of non-edible cellulosic, fibrous and plastic casings used to prepare and package processed meat and poultry products. The transactions contemplated by the Viskase Contribution and Exchange Agreement were previously authorized by the Audit Committee of the board of directors of Icahn Enterprises GP on January 11, 2010. The Audit Committee was advised by independent counsel and an independent financial advisor which rendered a fairness opinion.

Other Significant Events

WPI Litigation

On March 26, 2010, the United States Court of Appeal for the Second Circuit, or the Second Circuit, issued an Opinion in our favor, holding that we (through Aretex LLC) are entitled to own a majority of the common stock in, and thus have control of WPI. See Note, 19, “Commitments and Contingencies,” for further discussion.

Redemption of Preferred Units

On March 31, 2010, we redeemed all of our outstanding preferred units for an amount equal to the liquidation preference of $10.00 per unit, plus any accrued but unpaid distributions thereon. The total liability of our preferred units of $138 million was settled by issuing 2,947,092 of our depositary units, based on an average price of $46.77 per depositary unit, which amount was calculated based on the closing price of our depositary units over the 20-trading days immediately preceding March 31, 2010.

Declaration of Distribution on Depositary Units

On April 29, 2010, the Board of Directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the second quarter of fiscal 2010. The distribution will be paid on June 3, 2010, to depositary unitholders of record at the close of business on May 20, 2010. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

Results of Operations

Overview

The key factors affecting our financial results for the three months ended March 31, 2010, or the first quarter of fiscal 2010, are as follows:

•	Income attributable to Icahn Enterprises for our Investment Management segment of $15 million in the first quarter of fiscal 2010, due to the positive performance of the Private Funds and an accrual of special profits interest allocation;
•	Additional investment of $250 million in the Private Funds in the first quarter of fiscal 2010, bringing our cumulative investment through March 31, 2010 in the Private Funds to $1.95 billion at cost; the fair market value of these investments at March 31, 2010, was $2.0 billion;
•	Loss attributable to Icahn Enterprises for our Holding Company of $83 million for the first quarter of fiscal 2010, primarily due to interest expense and loss on extinguishment of debt; and
•	Additional two new segments in the first quarter of fiscal 2010 from our majority interest acquisitions of ARI and Viskase, comprising our Railcar and Food Packaging segments, respectively. In the first quarter of fiscal 2010, our Railcar segment had loss attributable to Icahn Enterprises of $4 million and our Food Packaging had income attributable to Icahn Enterprises of $3 million.

Consolidated Financial Results

The following tables summarize revenues and income (loss) attributable to Icahn Enterprises for each of our segments (in millions of dollars):

	Revenues(1)		Income (Loss) Attributable to Icahn Enterprises
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Investment Management	$54	$334	$15	$149
Automotive	1,480	1,254	9	(74)
Railcar	51	157	(4)	1
Food Packaging	80	69	3	2
Metals	174	77	3	(23)
Real Estate	21	22	1	6
Home Fashion	84	85	(9)	(12)
Holding Company	(29)	(6)	(83)	(45)
Total	$1,915	$1,992	$(65)	$4

(1)	Revenues include net sales, net gain (loss) from investment activities, interest, dividend income and other income, net.

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

Based on the values as of March 31, 2010, the Private Funds have received redemption notices of approximately 7.8% of the assets under management, or AUM, payable on June 30, 2010.

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

Effective July 1, 2009, certain limited partnership agreements and offering memoranda of the Private Funds (the “Fund Documents”) were revised primarily to provide existing investors and new investors (“Investors”) with various new options for investments in the Private Funds (each an “Option”). Each Option has certain eligibility criteria for Investors and existing investors are permitted to roll over their investments made in the Private Funds prior to July 1, 2009 (“Pre-Election Investments”) into one or more of the new Options. For fee-paying investments, the special profits interest allocations will range from 1.5% to 2.25% per annum and the incentive allocations will range from 15% (in some cases subject to a preferred return) to 22% per annum. The new Options also have different withdrawal terms, with certain Options being permitted to withdraw capital every six months (subject to certain limitations on aggregate withdrawals) and other Options being subject to three-year rolling lock-up periods, provided that early withdrawals are permitted at certain times with the payment to the Private Funds of a fee. For those Options with rolling lock-ups, the General Partners will not be entitled to receive an incentive allocation for a period of two years or longer.

The economic and withdrawal terms of the Pre-Election Investments remain the same, which include a special profits interest allocation of 2.5% per annum, an incentive allocation of 25% per annum and a three-year lock-up period (or sooner, subject to the payment of an early withdrawal fee). Certain of the Options will preserve each Investor’s existing high watermark with respect to its rolled over Pre-Election

Investments and one of the Options establishes a hypothetical high watermark for new capital invested before December 31, 2010 by persons that were Investors prior to July 1, 2009. Effective with permitted withdrawals on December 31, 2009, if an Investor does not roll over a Pre-Election Investment into another Option when it is first eligible to do so without the payment of a withdrawal fee, the Private Funds will require such Investor to withdraw such Pre-Election Investment.

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

AUM and Fund Performance

The table below reflects changes to AUM for the three months ended March 31, 2010 and 2009. The end-of-period balances represent total AUM, including any accrued special profits interest allocations and any incentive allocations and our own investments in the Private Funds, as well as investments of other affiliated parties who have not been charged special profits interest allocations or incentive allocations for the periods presented (in millions of dollars):

	Three Months Ended March 31,
	2010	2009
Balance, beginning of period	$5,805	$4,368
Net in-flows	413	212
Appreciation	38	322
Balance, end of period	$6,256	$4,902
Fee-paying AUM	$2,170	$2,502

Included in the net in-flows for the three months ended March 31, 2010 is an additional $250 million related to our direct investment in the Private Funds.

The following table sets forth performance information for the Private Funds that were in existence for the comparative periods presented. These gross returns represent a weighted-average composite of the average gross returns, net of expenses for the Private Funds.

	Gross Return(1) for the
	Three Months Ended March 31,
	2010	2009
Private Funds	0.70%	7.0%

(1)	These returns are indicative of a typical investor who has been invested since inception of the Private Funds. The performance information is presented gross of any accrued special profits interest allocations and incentive allocations but net of expenses. Past performance is not necessarily indicative of future results.

The Private Funds’ aggregate gross performance was 0.70% for the three months ended March 31, 2010. During the first quarter of fiscal 2010, gains were primarily due to the Private Funds’ long exposure to credit markets, including fixed income, bank debt and derivative instruments, as well as an increase in the value of certain core equity holdings. These gains were offset by the Private Funds’ defensively positioned portfolio which were negatively impacted by the markets’ strong snapback in March 2010.

Despite the recent rally in the credit markets we believe that there will still be select opportunities available through the bankruptcy and restructuring processes as numerous companies remain distressed.

The Private Funds’ aggregate gross performance for the three months ended March 31, 2009 was 7.0%. The Private Funds’ positive performance was primarily attributable to their short equity and short credit positions for the first quarter of fiscal 2009. Additionally, for the first quarter of fiscal 2009, the Private Funds’ long equity, credit and treasury positions were essentially flat.

Since inception in November 2004, the Private Funds’ gross returns are 66%, representing an annualized rate of return of 10% through March 31, 2010, which is indicative of a typical investor who has invested since inception of the Private Funds (excluding management fees, special profits interest allocations and incentive allocations). Past performance is not necessarily indicative of future results.

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

Summarized statements of operations for our Investment Management segment on a deconsolidated basis reconciling to a U.S. GAAP basis for the three months ended March 31, 2010 and 2009 is as follows (in millions of dollars):

	Three Months Ended March 31, 2010
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management
Revenues:
Special profits interest allocations	$11		$—	$(11)	$—
Incentive allocations	—		—	—	—
Net gain (loss) from investment activities	11	(1)	(10)	(11)	(10)
Interest and dividend income	—		64	—	64
	22		54	(22)	54
Expenses:
Costs and expenses	6		16	—	22
Interest expense	—		—	—	—
	6		16	—	22
Income before income tax expense	16		38	(22)	32
Income tax expense	(1)		—	—	(1)
Net income	15		38	(22)	31
Less: Income attributable to non-controlling interests	—		(25)	9	(16)
Net income attributable to Icahn Enterprises	$15		$13	$(13)	$15

	Three Months Ended March 31, 2009
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management
Revenues:
Special profits interest allocations	$87		$—	$(87)	$—
Incentive allocations	—		—	—	—
Net gain from investment activities	71	(1)	259	(71)	259
Interest and dividend income	—		75	—	75
	158		334	(158)	334
Expenses:
Costs and expenses	9		19	—	28
Interest expense	—		1	—	1
	9		20	—	29
Income before income tax expense	149		314	(158)	305
Income tax expense	—		—	—	—
Net income	149		314	(158)	305
Less: income attributable to non-controlling interests	—		(223)	67	(156)
Net income attributable to Icahn Enterprises	$149		$91	$(91)	$149

(1)	Through March 31, 2010, we have made investments aggregating $1.95 billion in the Private Funds for which no special profits interest allocations or incentive allocations are applicable. As of March 31, 2010, the total value of these investments was $2.0 billion, with an unrealized gain of $9 million and $67 million for the three months ended March 31, 2010 and 2009, respectively. These investments and related earnings are reflected in the Private Funds’ net assets and earnings.

As of March 31, 2010, the full Target Special Profits Interest Amount was $12 million, including a Target Special Profits Interest Amount for the first three months of fiscal 2010 and a hypothetical return on the full Target Special Profits Interest Amount from the Investment Funds. Of the full Target Special Profits Interest Amount as of March 31, 2010, $11 million was accrued as a special profits interest allocation for the first quarter of fiscal 2010 and $1 million will be carried forward to the extent that there are sufficient net profits in the Investment Funds during the investment period to cover such amounts. This compares to a special profits interest allocation accrual for the first quarter of fiscal 2009 of $87 million which included a carryforward Target Special Profits Interest Amount of $70 million from December 31, 2008.

Incentive allocations were not material for each of the three months ended March 31, 2010 and 2009 as a result of the performance of the Private Funds. The General Partners’ incentive allocations earned from the Private Funds are accrued on a quarterly basis and are allocated to the General Partners at the end of the Private Funds’ fiscal year (or sooner on redemptions), provided that, effective July 1, 2009, certain new options do not provide for incentive allocations at the end of each fiscal year.

The net gain from our interest in the Private Funds was $11 million and $71 million for the three months ended March 31, 2010 and 2009, respectively, which each consists of two components. The first component reflects a net gain of $2 million and $4 million for the three months ended March 31, 2010 and 2009, respectively, primarily relating to the increase in the General Partners’ investment in the Private Funds as a result of the return on earned incentive allocations from prior periods retained in the Private Funds. The second component includes a net investment gain for the three months ended March 31, 2010 and 2009 of $9 million and $67 million, respectively, on our cumulative investment through March 31, 2010 of $1.95 billion in the Private Funds.

Net realized and unrealized loss of the Private Funds on investment activities were $10 million for the three months ended March 31, 2010. This compares with a net realized and unrealized gain of the Private Funds on investment activities of $259 million for the three months ended March 31, 2009, respectively. The net realized and unrealized (loss) gains relate to the performance of the Private Funds during the three months ended March 31, 2010 and 2009.

Interest and dividend income was $64 million and $75 million for the three months ended March 31, 2010 and 2009, respectively. The changes over the corresponding respective periods are primarily due to amounts earned on interest-paying investments.

The General Partners’ and Icahn Capital’s costs and expenses for the three months ended March 31, 2010 and 2009 were $6 million and $9 million, respectively. The decrease was primarily attributable to lower compensation awards relating to special profits interest allocations in the first quarter of fiscal 2010 as compared to the corresponding prior year period.

The Private Funds’ costs and expenses were $16 million and $20 million for the three months ended March 31, 2010 and 2009, respectively. This decrease was primarily attributable to a decrease in dividend expense and the change in the deferred management fee payable, offset in part by other investment expenses for the three months ended March 31, 2010 as compared to the corresponding prior year period.

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

During the three months ended March 31, 2010 Federal-Mogul derived 63% of its sales from the OEM market and 37% from the aftermarket. Federal-Mogul’s customers include the world’s largest automotive OEMs and major distributors and retailers in the independent aftermarket. During the three months ended March 31, 2010, Federal-Mogul derived 38% of its sales in the United States and 62% internationally. As of March 31, 2010 Federal-Mogul is organized into four product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket. Federal-Mogul has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of Federal-Mogul’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

Federal-Mogul’s Annual Report on Form 10-K for fiscal 2009 filed with the SEC on February 23, 2010 contains a detailed description of its business, products, industry, operating strategy and associated risks. Federal-Mogul’s most recent Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 was filed with the SEC on April 28, 2010.

The four product groups of our Automotive segment have been aggregated for purposes of reporting our operating results below (in millions of dollars):

	Three Months Ended March 31,		Variance
	2010	2009	$	%
Net sales	$1,489	$1,238	$251	20%
Cost of goods sold	1,235	1,080	155	14%
Gross margin	254	158	96	61%
Expenses:
Selling, general and administrative	196	197	(1)	-1%
Restructuring and impairment	5	38	(33)	-87%
	201	235	(34)	-14%
Income (loss) before interest, income taxes and other income, net	$53	$(77)	$130	n/m

Net sales for the three months ended March 31, 2010 increased by $251 million (20%) as compared to the corresponding prior year period. The impact of the U.S. dollar weakening, primarily against the euro, increased reported sales by $51 million as compared to the corresponding prior period. In general, light and commercial vehicle OE production increased in all regions and when combined with market share gains in all regions across all three manufacturing segments increased OE sales by $259 million. Aftermarket sales fell by $50 million, $22 million of which is due to reduced sales in Venezuela as a direct consequence of currency restrictions. The remainder of the reduction reflects the impact of declines in consumer confidence impacting the demand for high quality replacement parts. Net customer price decreases were $9 million.

Cost of goods sold increased by $155 million (14%) for three months ended March 31, 2010 as compared to the corresponding prior year period. The impact of the relative weakness of the U.S. dollar increased cost of products sold by $59 million. Manufacturing, labor and variable overhead costs increased by $153 million as a direct consequence of the higher production volumes. Productivity and operational efficiency exceeded labor and benefits inflation by $26 million and material sourcing savings were $32 million.

Gross margin for the three months ended March 31, 2010 increased by $96 million (61%) as compared to the corresponding prior year period. As a percentage of net sales, gross margin was 17% for the three months ended March 31, 2010 as compared to 13% in the corresponding prior year period. The increase in gross margin for the three months ended March 31, 2010 as compared to the corresponding prior year period is primarily due to the following factors: increase in sales volume of $57 million, favorable productivity in excess of labor and benefits inflation of $26 million and material sourcing savings of $32 million, offset by net customer price decreases of $9 million and foreign currency movements of $8 million.

Selling, general and administrative, or SG&A, for the three months ended March 31, 2010 remained relatively flat with a decrease of $1 million (1%) as compared to the corresponding prior year period. For the three months ended March 31, 2010, reduced pension expense of $4 million and overhead efficiency of $2 million were offset by unfavorable currency movements of $6 million as compared to the corresponding prior year period.

Federal-Mogul maintains technical centers throughout the world designed to integrate its leading technologies into advanced products and processes, to provide engineering support for all of its manufacturing sites and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development, or R&D, costs, including product and validation costs, of $39 million and $35 million for the three months ended March 31, 2010 and 2009, respectively. As a percentage of OE sales, R&D was 4% and 5% for the three months ended March 31, 2010 and 2009, respectively.

Restructuring and impairment decreased by $33 million (87%) for the three months ended March 31, 2010 as compared to the corresponding prior year period. The decrease is primarily due to Restructuring 2009 (as defined below) expenses incurred in the first quarter of fiscal 2009. In September and December 2008, Federal-Mogul announced a restructuring plan, herein referred to as Restructuring 2009, designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. This plan, when combined with other workforce adjustments, was anticipated to reduce Federal-Mogul’s global workforce by 8,600 positions when compared with Federal-Mogul’s workforce as of September 30, 2008. Federal-Mogul expects to incur additional restructuring expenses up to $5 million through fiscal 2010. As the majority of the Restructuring costs are related to severance, such activities are expected to yield future annual savings at least equal to the incurred costs.

Included in the restructuring and impairment charges for the three months ended March 31, 2010 is a $4 million impairment charge related to certain equipment where the assessment of future undiscounted cash flows of such equipment, when compared to the current carrying value of the equipment, indicated the assets were not recoverable. Federal-Mogul determined the fair value of the assets by applying a probability weighted, expected present value technique to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with other long-lived asset fair value measurements.

Railcar

Our Railcar segment is conducted through our majority ownership in ARI. ARI manufactures railcars, custom designed railcar parts and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, railroads, industrial companies and other non-rail companies. In addition, ARI provides fleet management and maintenance services for railcars owned by certain customers. Such services include inspecting and supervising the maintenance and repair of such railcars.

Thus far in fiscal 2010, railcar loadings have increased and the number of railcars in storage have decreased, as reported by an independent third-party industry analyst. Along with this modest improvement, which may or may not continue, ARI has received an increased number of requests for quotations and has been successful in securing several railcar orders in fiscal 2010. ARI believes these modest improvements appear to indicate the railcar market is beginning to improve.

In spite of these improvements, the economic downturn and restricted credit markets continue to have an adverse effect on the railcar and other industrial manufacturing markets in which ARI competes, resulting in substantially reduced orders in the marketplace, increased competition and pricing pressures for those fewer orders and lower revenues. As a result, sales of ARI’s railcars and other products have been adversely affected by the economic downturn. ARI expects its shipments and revenues to significantly decrease in fiscal 2010 from fiscal 2009. In response to this expectation, ARI has reduced production rates and workforce at its manufacturing facilities. For the three months ended March 31, 2010, ARI reported a net loss. Absent significant new railcar orders, in addition to the railcar orders received to date, ARI expects to continue to incur net losses and to further curtail its railcar manufacturing operations.

ARI’s Annual Report on Form 10-K for fiscal 2009 filed with the SEC on March 12, 2010 contains a detailed description of its business, products, industry, operating strategy and associated risks. ARI’s most recent Quarterly Report on Form 10-Q for the three months ended March 31, 2010 was filed with the SEC on May 5, 2010.

In accordance with U.S. GAAP, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests. As of May 1988 (the effective date of control by ARI Contributing Parties and, indirectly, by Carl C. Icahn) and thereafter, as a result of our acquisition of a majority interest in ARI on January 15, 2010, we consolidated the financial position, results of operations and cash flows of ARI.

Summarized statements of operations for our Railcar segment for the three months ended March 31, 2010 and 2009 are as follows (in millions of dollars):

	Three Months Ended March 31,		Variance 2010 vs 2009
	2010	2009	$	%
Revenues:
Manufacturing operations	$36	$145	$(109)	-75%
Railcar services	16	12	4	33%
	52	157	(105)	-67%
Cost of revenues:
Manufacturing operations	37	130	(93)	-72%
Railcar services	14	11	3	27%
	51	141	(90)	-64%
Gross margin:
Manufacturing operations	(1)	15	(16)	n/m
Railcar services	2	1	1	100%
	1	16	(15)	-94%
Selling, general and administrative	6	7	(1)	-14%
(Loss) income before interest, income taxes and other income, net	$(5)	$9	$(14)	n/m

Revenues for the three months ended March 31, 2010 decreased by $105 million (67%) as compared to the corresponding prior year period. The decrease was primarily due to decreased revenues from manufacturing operations, partially offset by an increase in revenues from railcar services. Revenues from manufacturing operations for the three months ended March 31, 2010 decreased by $109 million (75%) due to a decrease in railcar shipments and an overall decrease in average selling prices attributable to pricing pressures and a change in product mix as compared to the corresponding prior year period. During the three months ended March 31, 2010, ARI shipped approximately 340 railcars as compared to approximately 1,490 railcars in the corresponding prior year period. Revenues from railcar services increased by $4 million (33%) for the three months ended March 31, 2010 and were primarily attributable to higher volumes due to the completion of expansion projects at repair facilities and the utilization of ARI’s railcar manufacturing facilities for railcar repair projects as compared to the corresponding prior year period.

Revenues from companies affiliated with Mr. Icahn were approximately 29% and 33% of total manufacturing operations and railcar services revenues for the three months ended March 31, 2010 and 2009, respectively.

Gross margin from our Railcar manufacturing operations decreased by $16 million for the three months ended March 31, 2010 as compared to the corresponding prior year period and was primarily due to reduced railcar shipments and decreased overall average selling prices, attributable to pricing pressures and a change in product mix. Gross margin as a percentage of revenues for Railcar manufacturing operations decreased to negative 3% as compared to positive 10% in the corresponding prior year period. This decrease is primarily due to lower shipments, lower selling prices and the impact of fixed costs in a low production environment.

Gross margin for Railcar services operations increased by $1 million for the three months ended March 31, 2010 as compared to the corresponding prior year period and was primarily due to an increase in revenue. Gross margin as a percentage of revenues for Railcar services operations increased to approximately 16% for the three months ended March 31, 2010 as compared to approximately 15% in the corresponding prior year period. (Due to rounding differences, gross margin percentages for railcar services operations cannot be derived from the table above). The increase is primarily attributable to efficiencies created by increased volume due to completed expansion projects and repair projects performed at railcar manufacturing facilities.

SG&A expenses decreased by $1 million (14%) in the three months ended March 31, 2010 as compared to the corresponding prior year period. The decrease was primarily due to lower SG&A expenses from cost control measures and a non-recurring legal settlement recorded in the first quarter of fiscal 2009, partially offset by an increase in stock-based compensation expense.

Food Packaging

Our Food Packaging segment is conducted through our majority ownership in Viskase. Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase currently operates seven manufacturing facilities and nine distribution centers throughout North America, Europe and South America and derives approximately 68% of total net sales from customers located outside the United States. Viskase believes it is one of the two largest manufacturers of non-edible cellulosic casings for processed meats and one of the three largest manufacturers of non-edible fibrous casings. Viskase also manufactures heat-shrinkable plastic bags for the meat, poultry and cheese industry.

In accordance with U.S. GAAP, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests. As of November 2006 (the effective date of control by the Viskase Contributing Parties and, indirectly, by Carl C. Icahn) and thereafter, as a result of our acquisition of a majority interest in Viskase on January 15, 2010, we consolidated the financial position, results of operations and cash flows of Viskase.

Summarized statements of operations for our Food Packaging segment for the three months ended March 31, 2010 and 2009 are as follows (in millions of dollars):

	Three Months Ended March 31,		Variance 2010 vs 2009
	2010	2009	$	%
Net sales	$80	$69	$11	16%
Cost of goods sold	60	52	8	15%
Gross margin	20	17	3	18%
Expenses:
Selling, general and administrative	11	10	1	10%
	11	10	1	10%
Income before interest, income taxes and other income, net	$9	$7	$2	29%

Net sales for the three months ended March 31, 2010 increased by $11 million (16%) as compared to the corresponding prior year period. The increase is primarily due to an increase in sales volume of $9 million, the impact of foreign currency translation of $4 million, offset by a decrease of $2 million due to price and product mix.

Our Food Packaging segment is affected by changes in foreign exchange rates. In addition to those markets in which Viskase prices its products in U.S. dollars, it prices its products in certain of its foreign operations in euros and Brazilian reals. As a result, a decline in the value of the U.S. dollar relative to local currencies of profitable foreign subsidiaries can have a favorable effect on its profitability. Conversely, an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on its profitability.

Cost of goods sold for the three months ended March 31, 2010 increased by $8 million (15%) as compared to the corresponding prior year period. The increase was primarily due to higher sales volume offset by stable raw material costs and higher plant efficiencies. As a percentage of net sales, gross margin was 25% for each of the three months ended March 31, 2010 and 2009. Gross margin for the three months ended March 31, 2010 increased by $3 million (18%) as compared to the corresponding prior year period, primarily due to higher sales volume.

Metals

Our Metals segment is conducted through our indirect, wholly owned subsidiary, PSC Metals.

Summarized statements of operations and performance data for PSC Metals for the three months ended March 31, 2010 and 2009 are as follows (in millions of dollars, except for tons and pounds metrics):

	Three Months Ended March 31,		Variance 2010 vs 2009
	2010	2009	$	%
Net sales	$174	$76	$98	129%
Cost of goods sold	165	98	67	68%
Gross margin	9	(22)	31	N/M
Expenses:
Selling, general and administrative	5	3	2	67%
Impairment	—	13	(13)	-100%
	5	16	(11)	-69%
Income (loss) before interest, income taxes and other income, net	$4	$(38)	$42	N/M
Ferrous tons sold (in ‘000s)	326	208
Non-ferrous pounds sold (in ‘000s)	26,483	19,466

Net sales for the three months ended March 31, 2010 increased by $98 million (129%), as compared to corresponding prior year period. The increase was primarily due to increases in ferrous revenues attributed to demand generated by improved steel mill operating rates during the first quarter of fiscal 2010 as compared to the corresponding prior year period. During the first three months of fiscal 2009, steel mill capacity utilization rates were in the low 40% range. This compared to capacity utilization rates improving from the low-60% range in January 2010 to 71% by the end of March 2010. Steel mills were also “de-stocking” raw materials in the first quarter of fiscal 2009 in order to bring their inventory levels in line with their significantly lower demand which adversely impacted demand during fiscal 2009. Increased ferrous demand resulted in higher ferrous average pricing of approximately $123 per gross ton (56%) and higher ferrous shipments of 118,000 gross tons (57%) in the first quarter of fiscal 2010 compared to the corresponding prior year period. Revenues from substantially all product lines during the three months ended March 31, 2010 were significantly higher compared to the corresponding prior year period.

Cost of goods sold for the three months ended March 31, 2010 increased by $67 million (68%) as compared to the corresponding prior year period. The increase was primarily due to higher sales volume and material purchase prices as compared to the prior year period. Gross margin for the three months ended March 31, 2010 increased by $31 million as compared to the corresponding prior year period. The increases were primarily due to increases in ferrous revenues resulting from higher average pricing coupled with higher ferrous shipments over the comparative period as discussed above. As a percentage of net sales, gross margin was 5% for the three months ended March 31, 2010 compared to a loss of 29% for the three months ended March 31, 2009. During the first quarter of fiscal 2009, falling demand and production levels increased operating costs per unit despite concerted efforts to align costs with volume. Included in cost of sales for the three months ended March 31, 2009 was a $13 million inventory write-down resulting from decreasing market prices in the first quarter of fiscal 2009. There were no such inventory adjustments in the first quarter of fiscal 2010.

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

SG&A expenses for the three months ended March 31, 2010 increased by $2 million (67%) as compared to the corresponding prior year period. The increase is primarily due to an incentive accrual reversal made in the first quarter of fiscal 2009. There were no other significant differences in SG&A expenses between the first three months of fiscal 2010 and the corresponding prior year period when cost controls measures were placed on spending in response to lower revenues and margins attributed to the global economic downturn.

Real Estate

Our Real Estate segment is comprised of rental real estate, property development and resort activities. The three related operating lines of our real estate segment have been aggregated for purposes of reporting our operating results below.

The following table summarizes the key operating data for our real estate segment for the three months ended March 31, 2010 and 2009 (in millions of dollars):

	Three Months Ended March 31,		Variance 2010 vs 2009
	2010	2009	$	%
Revenues(1)	$21	$22	$(1)	-5%
Expenses	18	14	4	29%
Income before interest expense and income taxes	$3	$8	$(5)	-63%

(1)	Revenues include net sales from development and resort operations, and rental and financing lease income from rental operations.

Total revenues for the three months ended March 31, 2010 decreased by $1 million (5%) as compared to corresponding prior year period. The decrease was primarily due to decrease in development sales activity attributable to the general slowdown in residential and vacation homes. For the three months ended March 31, 2010, we sold two residential units for approximately $2 million at an average price of $1 million compared to three residential units for approximately $3 million at an average price of $1 million in the corresponding prior period.

Total expenses for the three months ended March 31, 2010 increased by $4 million (29%) as compared to the corresponding prior year period. The increase was primarily due to an increase in development expenses related to the one-time costs associated with the acquisition of the Former Fontainebleau Property (as defined below) and an increase in net lease expenses due to higher intangible amortization expense.

In February 2010, our Real Estate operations acquired from Fontainebleau Las Vegas, LLC, or Fontainebleau, and certain affiliated entities, certain assets associated with property and improvements, or the Former Fontainebleau Property, located in Las Vegas, Nevada for an aggregate purchase price of approximately $148 million. The Former Fontainebleau Property includes (i) an unfinished building of approximately nine million square feet situated on approximately 25 acres of land and (ii) inventory. Our Real Estate operations intends to secure the Former Fontainebleau Property until market conditions improve.

Based on current residential sales conditions, we anticipate that property development sales will be comparable to sales activity of fiscal 2009. We may incur additional asset impairment charges if sales price assumptions and unit absorptions are not achieved.

Home Fashion

We conduct our Home Fashion segment through our majority ownership in WestPoint International, Inc. (“WPI”), a manufacturer and distributor of home fashion consumer products. WPI is engaged in the business of manufacturing, sourcing, designing, marketing and distributing home fashion consumer products. WPI markets a broad range of manufactured and sourced bed, bath, basic bedding and kitchen textile products, including, sheets, pillowcases, comforters, flocked blankets, woven blankets and throws, heated blankets, quilts, bedspreads, duvet covers, bed pillows, mattress pads, bath and beach towels, bath rugs, kitchen towels and kitchen accessories.

Summarized statements of operations from our Home Fashion operations for the three months ended March 31, 2010 and 2009 included in the consolidated statements of operations is as follows (in millions of dollars):

	Three Months Ended March 31,		Variance 2010 vs 2009
	2010	2009	$	%
Net sales	$83	$84	$(1)	-1%
Cost of goods sold	77	79	(2)	-3%
Gross margin	6	5	1	20%
Expenses:
Selling, general and administrative	17	17	—	0%
Restructuring and impairment	3	6	(3)	-50%
	20	23	(3)	-13%
Loss before interest, income taxes and other income, net	$(14)	$(18)	$4	22%

Net sales for the three months ended March 31, 2010 decreased by $1 million (1%) as compared to the corresponding prior year period. Cost of sales for the three months ended March 31, 2010 decreased by $2 million (3%) as compared to the corresponding prior year period. Gross margin as a percent of net sales were 7% and 6% for the three months ended March 31, 2010 and 2009, respectively. The slight decline in net sales during the three months ended March 31, 2010 as compared to the corresponding prior year period reflects the continuing weak home textile retail environment, while the decrease in cost of goods sold is primarily due to sales mix and lower costs. WPI will continue to realign its manufacturing operations to optimize its cost structure, pursuing offshore sourcing arrangements that employ a combination of owned and operated facilities, joint ventures and third-party supply contracts.

SG&A for the three months ended March 31, 2010 and 2009 remained flat at $17 million.

Restructuring and impairment for the three months ended March 31, 2010 decreased by $3 million (50%), as compared to corresponding prior year period. In recording impairment charges related to its plants, WPI compared estimated net realizable values of property, plant and equipment to their current carrying values. Restructuring and impairment charges include severance, benefits and related costs, non-cash impairment charges related to plants that have been or will be closed and continuing costs of closed plants and transition expenses.

WPI continues its restructuring efforts and, accordingly, anticipates that restructuring charges (particularly with respect to the carrying costs of closed facilities until such time as these locations are sold) and operating losses will continue to be incurred for the remainder of fiscal 2010. If WPI’s restructuring efforts are unsuccessful or its existing strategic manufacturing plans are amended, it may be required to record additional impairment charges related to the carrying value of long-lived assets.

WPI’s business is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products. Certain U.S. retailers continue to report comparable store sales that were either negative or below their stated expectations. Many of these retailers are customers of WPI. Based on prevailing difficult economic conditions, it will likely be challenging for these same retailers during the remainder of fiscal 2010. WPI believes that it provides adequate reserves against its accounts receivable to mitigate exposure to known or likely bad debt situations, as well as sufficient overall reserves for reasonably estimated situations, should this arise.

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

Summarized operating revenues and expenses for the Holding Company for the three months ended March 31, 2010 and 2009 are as follows (in millions of dollars):

	Three Months Ended March 31,		Variance 2010 vs 2009
	2010	2009	$	%
Net gain (loss) from investment activities	$9	$(8)	$17	N/M
Loss on extinguishment of debt	(40)	—	(40)	N/M
Interest and dividend income	1	2	(1)	-50%
Other income, net	1	—	1	N/M
Holding Company revenues	(29)	(6)	(23)	383%
Holding Company expenses	6	4	2	50%
Loss before interest expense and income taxes	$(35)	$(10)	$(25)	250%

Net gain from investment activities for the three months ended March 31, 2010 increased by $17 million as compared to the corresponding prior year period. The increase was due to improved market conditions for the three months ended March 31, 2010 as compared to the corresponding prior year period.

Loss on extinguishment of debt for the three months ended March 31, 2010 was $40 million and was related to the debt extinguishment of the 2012 Notes and 2013 Notes.

Expenses for the three months ended March 31, 2010 increased by $2 million (50%) as compared to the corresponding prior year period. The increase was primarily due to higher professional and legal fees.

Interest Expense

Consolidated interest expense for the three months ended March 31, 2010 increased by $15 million (19%) as compared to the corresponding prior year period. The increase is primarily attributable to our Holding Company which incurred higher interest expense attributable to the issuance of additional debt from our debt refinancing.

Income Taxes

We recorded an income tax benefit of $7 million each on pre-tax loss of $57 million and pre-tax income of $125 million for the three months ended March 31, 2010 and 2009, respectively. Our effective income tax rate was 12.2% and (5.6)% for the three months ended March 31, 2010 and 2009, respectively. The difference between the effective tax rate and the statutory federal rate of 35% is due principally to income or losses from partnership entities in which taxes are the responsibility of the partners, as well as changes in valuation allowances.

Our Automotive segment believes that it is reasonably possible that its unrecognized tax benefits in multiple jurisdictions, which primarily relate to transfer pricing, corporate reorganization and various other matters, may decrease by approximately $300 million in the next 12 months due to audit settlements or statute expirations, of which approximately $30 million, if recognized, could impact the effective tax rate.

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010, was also signed into law. The newly enacted acts will reduce the tax deduction available to Federal-Mogul to the extent of receipt of Medicare Part D subsidy. Although this legislation does not take effect until 2012, Federal-Mogul is required to recognize the impact in its financial statements in the period in which it is signed. Due to the full valuation allowance recorded against deferred tax assets in the United States, this legislation will not impact Federal-Mogul’s 2010 effective tax rate. We do not believe that the provisions of these laws will have a material effect on our other segments.

Liquidity and Capital Resources

Holding Company

As of March 31, 2010, we had cash and cash equivalents of $843 million and total debt of approximately $2.5 billion. Through March 31, 2010, we have made investments aggregating approximately $1.95 billion in the Private Funds for which no special profits interest allocations or incentive allocations are applicable. As of March 31, 2010, the total value of these investments is approximately $2.0 billion, with unrealized gains of $9 million and $67 million for the three months ended March 31, 2010 and 2009, respectively. These amounts are reflected in the Private Funds’ net assets and earnings. As discussed elsewhere in this report, on January 15, 2010, pursuant to an offering, we sold an aggregate gross amount of $2.0 billion in senior notes and simultaneously redeemed our 2012 Notes and 2013 Notes, thereby increasing our liquidity by an additional $625 million, after taking into effect the redemption of the 2012 Notes and 2013 Notes and the payment of certain fees and expenses related to the offering. Additionally, on January 15, 2010, in two separate transactions, we acquired controlling interests in (i) ARI by issuing 3,116,537 of our depositary units and (ii)Viskase by issuing 2,915,695 of our depositary units. As of March 31, 2010 based on certain minimum financial ratios, we and Icahn Enterprises Holdings may incur $793 million in additional indebtedness. See Note 11, “Debt,” to the consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.

On March 31, 2010, we redeemed all of our outstanding preferred units for an amount equal to the liquidation preference of $10.00 per unit, plus any accrued but unpaid distributions thereon. The total liability of our preferred units of $138 million was settled by issuing 2,947,092 of our depositary units, based on an average price of $46.77 per depositary unit, which amount was calculated based on the closing price of our depositary units over the 20-trading days immediately preceding March 31, 2010.

We are a holding company. Our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units likely will depend on the cash flow resulting from divestitures, equity and debt financings, interest income and the payment of funds to us by our subsidiaries in the form of loans, dividends and distributions. We may pursue various means to raise cash from our subsidiaries. To date, such means include receipt of dividends from subsidiaries, obtaining loans or other financings based on the asset values of subsidiaries or selling debt or equity securities of subsidiaries through capital market transactions. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt or distributions on our depositary units could be limited. The operating results of our subsidiaries may not be sufficient for them to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements.

Borrowings

Debt consists of the following (in millions of dollars):

	March 31, 2010	December 31, 2009
8% senior unsecured notes due 2018 – Icahn Enterprises	$1,142	$—
7.75% senior unsecured notes due 2016 – Icahn Enterprises	845	—
Senior unsecured variable rate convertible notes due 2013 – Icahn Enterprises	556	556
Senior unsecured 7.125% notes due 2013 – Icahn Enterprises	—	963
Senior unsecured 8.125% notes due 2012 – Icahn Enterprises	—	352
Debt Facilities – Automotive	2,737	2,672
Senior unsecured notes – Railcar	275	275
Senior secured notes and revolving credit facility – Food Packaging	174	174
Mortgages payable	113	114
Other	79	80
Total debt	$5,921	$5,186

See Note 11, “Debt,” to our consolidated financial statements for additional information concerning terms, restrictions and covenants of our debt. As of March 31, 2010 and December 31, 2009 we are in compliance with all debt covenants.

Contractual Commitments and Contingencies

As described elsewhere in this Quarterly Report on Form 10-Q, on January 15, 2010, we sold $850 million of the 2016 Notes and $1,150 million of the 2018 Notes. A portion of the gross proceeds from the sale of the New Notes were used to purchase all of the $353 million principal amount of our 2012 Notes and $967 million principal amount of our 2013 Notes. On May 3, 2010, Viskase issued an additional $40 million aggregate principal amount of Viskase 9.875% Notes under the Viskase 9.875% Notes Indenture. The additional notes constitute the same series of securities as the existing initial Viskase 9.875% Notes. Except for these debt transactions, including Viskase’s additional $40 million of debt issuance in May 2010, and the contractual commitments and contingencies relating to ARI and Viskase as described below, there were no other material changes in our contractual obligations or any other liabilities reflected on our consolidated balance sheet compared to those reported in our 2009 Form 10-K.

As a result of the acquisitions of the controlling interests in ARI and Viskase, we now have the following additional contractual commitments and contingencies. Except for the effects of interest and principal payments related to Viskase’s additional $40 million debt issuance on May 2010, the table below provides the aggregate contractual commitments of ARI and Viskase as of December 31, 2009.:

	2010	2011	2012	2013	2014	Thereafter	Total
Debt obligations	$—	$—	$—	$—	$275	$216	$491
Interest payments	34	42	42	42	32	64	256
Pension and other post-employment benefit plans	5	10	11	9	9	6	50
Lease obligations	5	4	3	2	1	5	20
	$44	$56	$56	$53	$317	$291	$817

ARI is subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI’s actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI’s operations that involve hazardous materials also raise potential risks of liability under common law. ARI management believes that there are no current environmental issues identified that would have a material adverse affect on ARI. ARI is involved in investigation and remediation activities at a property that it now owns to address historical contamination and potential contamination by third parties. ARI is also involved with a state agency in the cleanup of this site under these laws. These investigations are in process but it is too early to be able to make a reasonable estimate, with any certainty, of the timing and extent of remedial actions that may be required, and the costs that would be involved in such remediation. Substantially all of the issues identified relate to the use of this property prior to its transfer to ARI in 1994 by ACF Industries LLC, or ACF, and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. However, if ACF fails to honor its obligations to ARI, ARI would be responsible for the cost of such remediation. ARI believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its operations or financial condition and, accordingly, on our Railcar segment operations.

ARI has been named the defendant in a wrongful death lawsuit, Nicole Lerma v. American Railcar Industries, Inc. The lawsuit was filed on August 17, 2007, in the Circuit Court of Greene County, Arkansas Civil Division. Mediation on January 6, 2009, was not successful and the trial has been scheduled for May 14, 2010. ARI believes that it is not responsible and has meritorious defenses against such liability. While it is reasonably possible that this case could result in a loss, there is not sufficient information to estimate the amount of such loss, if any, resulting from the lawsuit.

One of ARI’s joint ventures entered into a credit agreement in December 2007. Effective August 5, 2009, ARI and the other initial partner acquired this loan from the lender parties thereto, with each party acquiring a 50.0% interest in the loan. The total commitment under the term loan is $60 million with an additional $10 million commitment under the revolving loan. ARI is responsible to fund 50.0% of the loan commitments. The balance outstanding on these loans, due to ARI, was $34 million of principal and accrued interest as of March 31, 2010. ARI’s share of the remaining commitment on these loans was $3 million as of March 31, 2010.

Off-Balance Sheet Arrangements

We have off-balance sheet risk related to investment activities associated with certain financial instruments, including futures, options, credit default swaps and securities sold, not yet purchased. For additional information regarding these arrangements, refer to Note 7, “Financial Instruments,” in our consolidated financial statements.

Consolidated Cash Flows

For the three months ended March 31, 2010, our consolidated cash and cash equivalents increased by $239 million. The increase is primarily attributable to the following factors:

•	net cash proceeds of $638 million resulting from the extinguishment of our 2012 Notes and 2013 Notes and issuance of the New Notes;
•	net contributions of $123 million from non-controlling interests of our Investment Management segment;
•	a decrease in cash held at consolidated affiliated partnerships and restricted cash for our Investment Management segment of $938 million; and
•	proceeds of $65 million from the sale of subsidiary debt previously purchased in fiscal 2008.

The factors comprising the majority of the increase in our consolidated cash and cash equivalents listed above were offset in part by the following factors:

•	purchase of the Former Fontainebleau Property for $148 million (of which $115 million was paid in the first quarter of fiscal 2010 and $33 million was paid during fiscal 2009). The property was allocated to our Real Estate segment and classified within property, plant and equipment; and

•	net purchases of securities for our Investment Management segment of $1,372 million; and
•	capital expenditures of $51 million (excluding the purchase of Former Fontainebleau Property).

Discussion of Segment Liquidity and Capital Resources

The following table summarizes key cash flow information for each of our segments for the three months ended March 31, 2010 (in millions of dollars):

	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Eliminations	Consolidated Results
Cash flow from operating activities:
Net income (loss)	$31	$14	$(7)	$4	$3	$1	$(13)	$(83)	$—	$(50)
Investment (gains) losses	10	—	—	—	—	—	—	(9)	—	1
Net (purchases) proceeds from securities transactions	(1,372)	—	—	—	—	—	—	—	—	(1,372)
Other non-cash charges	(12)	80	3	3	5	5	3	58	—	145
Changes in operating assets and liabilities	916	(14)	(9)	(3)	(11)	22	(3)	(12)	—	886
Net cash provided by (used in) operating activities	(427)	80	(13)	4	(3)	28	(13)	(46)	—	(390)
Cash flow from investing activities:
Capital expenditures	—	(46)	(1)	(2)	(1)	—	(1)	(115)	—	(166)
Purchases of investments	—	—	(10)	—	—	—	—	(250)	250	(10)
Other, net	—	2	1	—	—	—	—	—	—	3
Net cash provided by (used in) investing activities	—	(44)	(10)	(2)	(1)	—	(1)	(365)	250	(173)
Cash flow from financing activities:
Distributions to non-controlling interests	(50)	—	—	—	—	—	—	—	—	(50)
Contributions from non-controlling interests	423	—	—	—	—	—	—	—	(250)	173
Partnership contributions	5	—	—	—	—	—	—	5	(5)	5
Partnership distributions	—	—	—	—	—	—	—	(20)	—	(20)
Net proceeds (repayments) from debt	—	(7)	—	—	10	(1)	—	703	(10)	695
Other, net	46	(14)	—	—	—	—	—	(27)	15	20
Net cash provided by (used in) financing activities	424	(21)	—	—	10	(1)	—	661	(250)	823
Effects of exchange rate changes on cash	—	(21)	—	—	—	—	—	—	—	(21)
Net increase (decrease) in cash and cash equivalents	$(3)	$(6)	$(23)	$2	$6	$27	$(14)	$250	$—	$239

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

The investment strategy utilized by the Investment Management segment is generally not heavily reliant on leverage. As of March 31, 2010, the ratio of the notional exposure of the Private Funds’ invested capital to net asset value of the Private Funds was approximately 1.04 to 1.00 on the long side and 0.37 to 1.00 on the short side. The notional principal amount of an investment instrument is the reference amount that is used to calculate profit or loss on that instrument. The Private Funds historically have had, which we anticipate to continue, access to significant amounts of cash from prime brokers, subject to customary terms and market conditions.

Investment related cash flows in the consolidated Private Funds are classified within operating activities in our consolidated statements of cash flows. Therefore, there are no cash flows attributable to investing activities presented in the consolidated statements of cash flows.

Cash inflows from and distributions to investors in the Private Funds are classified within financing activities in our consolidated statements of cash flows. These amounts are reported as contributions from and distributions to non-controlling interests in consolidated affiliated partnerships. Net cash provided by financing activities was $424 million for the three months ended March 31, 2010 and was primarily due to $423 million in capital contributions by non-controlling interests, of which $250 million represents our additional investment in the Private Funds, offset in part by capital distributions to non-controlling interests of $50 million during the three months ended March 31, 2010. Our additional contributions of $250 million in the Private Funds have been eliminated in consolidation.

Automotive

Our Automotive segment had cash and cash equivalents of approximately $1 billion as of March 31, 2010.

Cash flow provided by operating activities was $80 million for the three months ended March 31, 2010. The positive cash flow performance is largely attributable to increased earnings before non-cash charges. Furthermore, although sales volumes have risen significantly, improvements in cash collections have resulted in a far lower increase in accounts receivable than would otherwise have occurred.

Cash flow used in investing activities was $44 million for the three months ended March 31, 2010, primarily due to capital expenditures which amount reflects a stable capital investment pattern as existing capacity is being utilized to support growth.

Cash flow used in financing activities was $21 million for the three months ended March 31, 2010 as a result of net payments of $14 million on accounts receivable factoring arrangements and $7 million for net payments on debt.

The January 8, 2010 bolivar devaluation by the Venezuelan government resulted in a recognition of $20 million in foreign currency exchange expense, $16 million of which reflects the impact on the cash balance.

On December 27, 2007, Federal-Mogul entered into a Term Loan and Revolving Credit Agreement, (the Debt Facilities). The Debt Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. As of March 31, 2010, there was $493 million of borrowing availability under the revolving credit facility.

Federal-Mogul’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives and the availability of financing. Federal-Mogul’s management believes that cash on hand, cash flow from operations and available borrowings under the Debt Facilities will be sufficient to fund capital expenditures and meet its operating obligations through the end of fiscal 2010. In the longer term, Federal-Mogul believes that its base operating potential, supplemented by the benefits from its announced restructuring programs, will provide adequate long-term cash flows. However, there can be no assurance that such initiatives are achievable.

Federal-Mogul maintains investments in 14 non-consolidated affiliates, which are located in China, Germany, Italy, Japan, Korea, Turkey, the United Kingdom and the United States. Federal-Mogul’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investment in these affiliates were $216 million and $238 million at March 31, 2010 and December 31, 2009, respectively. Dividends received from non-consolidated affiliates of Federal-Mogul for the three months ended March 31, 2010 were $20 million.

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

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of March 31, 2010, the total amount of the contingent guarantee, were all triggering events to occur, approximated $58 million. Federal-Mogul believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.

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

Federal-Mogul’s subsidiaries in Brazil, France, Germany, Italy, Japan and Spain are each a party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $225 million and $217 million as of March 31, 2010 and December 31, 2009, respectively. Of those gross amounts, $195 million and $190 million, respectively, were factored without recourse and treated as sales. The remaining $30 million and $27 million, respectively, were factored with recourse, pledged as collateral, accounted for as secured borrowings and recorded in the consolidated balance sheets as accounts receivable and the related debt shown separately. Under the terms of these factoring arrangements, Federal-Mogul is not obligated to draw cash immediately upon the factoring of accounts receivable. Federal-Mogul had outstanding factored amounts of $3 million and $4 million for which cash had not yet been drawn as of March 31, 2010 and December 31, 2009, respectively.

Railcar

As of March 31, 2010, our Railcar segment had cash and cash equivalents of $324 million.

Net cash used in operating activities for the three months ended March 31, 2010 was $13 million, resulting primarily from a net loss before non-cash charges of $4 million and a $9 million change in operating assets and liabilities.

During the three months ended March 31, 2010, our Railcar segment made capital contributions of $10 million to its investments in joint ventures.

As of March 31, 2010, based on certain financial ratios, certain of its debt covenants, including ARI’s ability to incur additional debt, have become further restricted. ARI was in compliance with all of its covenants under the ARI Notes as of March 31, 2010.

ARI anticipates that any future expansion of its business will be financed through existing cash resources. ARI believes that these sources of funds will provide sufficient liquidity to meet its expected operating requirements over the next twelve months. ARI expects its future cash flows from operations to be impacted by pricing pressures, the number of railcar orders, railcar shipments and production rates along with the state of the credit markets and the overall economy.

ARI’s long-term liquidity is contingent upon future operating performance. ARI may require additional capital in the future to fund capital expenditures, acquisitions or other investments. These capital requirements could be substantial. Certain risks, trends and uncertainties may adversely affect its long-term liquidity.

Food Packaging

As of March 31, 2010, our Food Packaging segment had cash and cash equivalents of $41 million.

Net cash provided by operating activities for the three months ended March 31, 2010 was $4 million, resulting primarily from net income before non-cash charges of $7 million offset in part by changes in operating assets and liabilities of $4 million.

Net cash used in investing activities was $2 million for the three months ended March 31, 2010, due to capital expenditures. Capital expenditures for the remainder of fiscal 2010 are expected to total $13 million.

On May 3, 2010, Viskase issued an additional $40 million aggregate principal amount of Viskase 9.875% Notes under the Viskase 9.875% Notes Indenture. The additional notes constitute the same series of securities as the existing initial Viskase 9.875% Notes. Holders of the initial and additional Viskase 9.875% Notes will vote together on all matters and the initial and additional Viskase 9.875% Notes will be equally and ratably secured by all collateral. The net proceeds from the issuance of additional notes will be used for general corporate purposes, including working capital, further plant expansion and possible acquisitions.

Viskase’s management believes that existing resources, including cash and cash equivalents and available credit lines, will be adequate to satisfy current and planned operations for at least the next twelve months. In the longer term, Viskase has significant debt and may not have sufficient cash flows to pay off the principal balances when they come due. In addition, depending upon its operations, additional financing, if needed, may not be available to Viskase or, if available, may not be on terms favorable to Viskase.

Metals

As of March 31, 2010, our Metals segment had cash and cash equivalents of $19 million.

Net cash used in operating activities was $3 million for the three months ended March 31, 2010 and was primarily from income before non-cash charges of $8 million which was more than offset by $11 million of net change in operating assets and liabilities.

Net cash used in investing activities for the three months ended March 31, 2010 was $1 million due to capital expenditures. Capital expenditures for the remainder of fiscal 2010 are expected to total approximately $24 million for maintenance and growth projects at existing facilities.

Net cash flow provided by financing activities for the three months ended March 31, 2010 was $10 million and was due to an intercompany loan from Icahn Enterprises, which was eliminated in consolidation.

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

At March 31, 2010, our Real Estate segment had cash and cash equivalents of $164 million.

Net cash provided by operating activities for the three months ended March 31, 2010 was $28 million resulting primarily changes in operating assets and liabilities of $22 million and income before non-cash charges of $6 million.

In February 2010, we acquired from Fontainebleau, and certain affiliated entities, the Former Fontainebleau Property located in Las Vegas, Nevada for an aggregate purchase price of approximately $148 million. Our Holding Company allocated $148 million to our Real Estate segment related to the acquisition of the Former Fontainebleau Property, $115 million of such allocations was expended during the first quarter of fiscal 2010 and $33 million of such allocations was expended during fiscal 2009. The Former Fontainebleau Property includes (i) an unfinished building of approximately nine million square feet that is situated on approximately 25 acres of land and (ii) inventory. Our Real Estate operations intends to secure the Former Fontainebleau Property until market conditions improve.

We expect operating cash flows to be positive from our Real Estate operations during the remainder of fiscal 2010.

Home Fashion

At March 31, 2010, WPI had $67 million of unrestricted cash and cash equivalents. There were no borrowings under the WestPoint Home revolving credit agreement as of March 31, 2010, but there were outstanding letters of credit of $11 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of $40 million at March 31, 2010.

For the three months ended March 31, 2010, net cash used in operating activities was $13 million primarily from loss before non-cash charges of $10 million. WPI anticipates that its operating losses and restructuring charges will continue to be incurred for the remainder of fiscal 2010.

Capital expenditures by WPI were $1 million for the three months ended March 31, 2010. Capital expenditures for fiscal 2010 are expected to total $1 million.

Through a combination of its existing cash on hand and its borrowing availability under the WestPoint Home senior secured revolving credit facility (together, an aggregate of $107 million), WPI believes that it has adequate capital resources and liquidity to meet its anticipated requirements to continue its operational restructuring initiatives and for working capital and capital spending through the next 12 months. In its analysis with respect to the sufficiency of adequate capital resources and liquidity, WPI has considered that its retail customers may continue to face either negative or flat comparable store sales for home textile products during fiscal 2010. However, depending upon the levels of additional acquisitions and joint venture investment activity, if any, additional financing, if needed, may not be available to WPI or, if available, may not be on terms favorable to WPI. WPI’s estimates of its anticipated liquidity needs may not be accurate and new business opportunities or other unforeseen events could occur, resulting in the need to raise additional funds from outside sources.

Distributions

Depositary Units

On April 29, 2010, the Board of Directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the second quarter of fiscal 2010. The distribution will be paid on June 3, 2010, to depositary unitholders of record at the close of business on May 20, 2010. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

Preferred Units

On March 31, 2010, we redeemed all of our outstanding preferred units for an amount equal to the liquidation preference of $10.00 per unit, plus any accrued but unpaid distributions thereon. The total liability of our preferred units of $138 million was settled by issuing 2,947,092 of our depositary units, based on an average price of $46.77 per depositary unit, which amount was calculated based on the closing price of our depositary units over the 20-trading days immediately preceding March 31, 2010.

Critical Accounting Policies and Estimates

The following is an update to our critical accounting policies and estimates during the three months ended March 31, 2010 compared to those reported in our 2009 Form 10-K.

Revenue Recognition — Railcar

Revenues from railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and title transfer, which is when the risk for any damage or loss with respect to the railcars passes to the customer. Paint and lining work may be outsourced and, as a result, the sale for the railcar may be recorded after customer acceptance when it leaves the manufacturing plant and the sale for the lining work may be separately recorded following completion of that work by the independent contractor, customer acceptance and final shipment. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with ARI’s contractual terms. Revenue for railcar maintenance services is recognized upon completion and shipment of railcars from ARI’s plants. ARI does not currently bundle railcar service contracts with new railcar sales. Revenue for fleet management services is recognized as performed. ARI records amounts billed to customers for shipping and handling as part of sales and records related costs in cost of goods sold.

Revenue Recognition — Food Packaging

Revenues are recognized at the time products are shipped to the customer, under F.O.B Shipping point terms or under F.O.B. Port terms. Revenues are net of any discounts, rebates and allowances. Viskase periodically bills customer for shipping charges. These amounts are included in net revenue with related costs included in cost of goods sold.

Environmental — Railcar

ARI is involved in investigation and remediation activities at a property that it now owns to address historic contamination and potential contamination by third parties. ARI also is involved with a state agency in the cleanup of this site under these laws. These investigations are in process but it is too early to be able to make a reasonable estimate, with any certainty, of the timing and extent of remedial actions that may be required, and the costs that would be involved in such remediation. Substantially all of the issues identified relate to the use of this property prior to its transfer to ARI in 1994 by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. ARI expects that it will be indemnified for these environmental matters. However, there can be no assurance that ARI will not become involved in future litigation or other proceedings, or that ARI will be able to recover under its indemnity provisions if it were found to be responsible or liable in any litigation or proceeding, or that such costs would not be material to ARI.

Recently Issued Accounting Standards

In March 2010, the FASB issued new guidance on the accounting for credit derivatives that are embedded in beneficial interests in securitized financial assets. The new guidance eliminates the scope exception of certain credit derivative features embedded in beneficial interests in securitized financial assets that are currently not accounted for as derivatives within the Derivatives and Hedging Topic of the FASB ASC. As a result, bifurcation and separate recognition may be required for certain beneficial interests that are not currently accounted for at fair value through earnings. This new guidance is effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at each entity’s first fiscal quarter beginning after issuance. The adoption of this new standard will not have a material impact on our financial condition, results of operations and cash flows.

Forward-Looking Statements

Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, or by Public Law 104-67.

Forward-looking statements regarding management’s present plans or expectations involve risks and uncertainties and changing economic or competitive conditions, as well as the negotiation of agreements with third parties, which could cause actual results to differ from present plans or expectations, and such differences could be material.

Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this document. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Also, please see Item 1A “Risk Factors” in our 2009 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our significant market risks are primarily associated with interest rates and security prices. Reference is made to Part II, Item 7A of our 2009 Form 10-K for disclosures relating to interest rates and our equity prices. There have been no material changes to our market risk during the first quarter of fiscal 2010.

Item 4. Controls and Procedures

As of March 31, 2010, our management, including our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and our subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first three months of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Icahn Enterprises and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business. For further information regarding our legal proceedings, see our Legal Proceedings set forth in Part I, Item 3 of our 2009 Form 10-K and Note 19, “Commitments and Contingencies,” of the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. The legal proceedings disclosed in our 2009 Form 10-K did not materially change during the period covered by this report other than the status of litigation affecting WPI relating to (i) the Opinion in our favor issued by the United States Court of Appeals for the Second Circuit and (ii) the requests on April 19, 2010 of the plaintiffs in the Delaware case to amend their complaint in light of the Second Circuit’s decision. See Note 19, “Commitments and Contingencies,” to the consolidated financial statements for further discussion.

Item 1A. Risk Factors

The risk factors, which include risk factors associated with our new Railcar and Food Packaging segments, in our 2009 Form 10-K, did not materially change during the period covered by this report other than the status of litigation affecting WPI relating to (i) the Opinion in our favor issued by the United States Court of Appeals for the Second Circuit and (ii) the requests on April 19, 2010 of the plaintiffs in the Delaware case to amend their complaint in light of the Second Circuit’s decision. See Note 19, “Commitments and Contingencies,” to the consolidated financial statements for further discussion. In addition, we are presenting a new risk factor relating to our business concerning climate change as follows:

We may be exposed to certain regulatory and financial risks related to climate change.

Climate change is receiving ever-increasing worldwide attention. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. Currently, pending legislative and regulatory proposals address greenhouse gas emissions. For example, in June 2009, the U.S. House of Representatives adopted H.R. 2434, the American Clean Energy and Security Act, that would phase in significant reductions in greenhouse gas emissions if enacted into law. The U.S. Senate is currently considering a separate bill. It is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program may be adopted. Similarly, certain other countries in which our Automotive segment operates have adopted the Kyoto Protocol that, among other international initiatives under consideration, could affect the international operations of our Automotive segment. Such initiatives could increase costs associated with Federal-Mogul’s operations, including costs for raw materials and transportation. Because it is uncertain what legislation, if any will be enacted in the United States and/or internationally, we cannot predict the potential impact of any such legislation on our segments, including our Automotive segment, and on our future consolidated financial condition, results of operations or cash flows.

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

Date: May 6, 2010