Form 10-Q
period 2010-06-30
ICAHN ENTERPRISES L.P.
filed 2010-08-05
CIK 813762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2010

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

As of August 4, 2010, there were 83,754,921 depositary units outstanding.

ICAHN ENTERPRISES L.P.

i

Part I. Financial Information

Item 1. Financial Statements

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,491	$2,256
Cash held at consolidated affiliated partnerships and restricted cash	1,225	3,336
Investments	6,507	5,405
Accounts receivable, net	1,351	1,139
Due from brokers	13	56
Inventories, net	1,095	1,091
Property, plant and equipment, net	2,928	2,958
Goodwill	1,108	1,083
Intangible assets, net	976	1,007
Other assets	601	555
Total Assets	$18,295	$18,886
LIABILITIES AND EQUITY
Accounts payable	$729	$628
Accrued expenses and other liabilities	2,288	1,993
Securities sold, not yet purchased, at fair value	411	2,035
Due to brokers	774	376
Post-employment benefit liability	1,216	1,413
Debt	5,962	5,186
Preferred limited partner units	—	136
Total liabilities	11,380	11,767
Commitments and contingencies (Note 19)
Equity:
Limited partners:
Depositary units: 92,400,000 authorized; issued 84,892,121 and 75,912,797 at June 30, 2010 and December 31, 2009; outstanding 83,754,921 and 74,775,597 at June 30, 2010 and December 31, 2009, respectively	3,033	2,828
General partner	(255)	18
Treasury units at cost: 1,137,200 depositary units	(12)	(12)
Equity attributable to Icahn Enterprises	2,766	2,834
Equity attributable to non-controlling interests	4,149	4,285
Total equity	6,915	7,119
Total Liabilities and Equity	$18,295	$18,886

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
Revenues:
Net sales	$2,066	$1,651	$3,952	$3,284
Net (loss) gain from investment activities	(252)	688	(253)	939
Interest and dividend income	54	40	122	122
Loss on extinguishment of debt	—	—	(40)	—
Other income, net	23	28	25	54
	1,891	2,407	3,806	4,399
Expenses:
Cost of goods sold	1,737	1,407	3,326	2,859
Selling, general and administrative	250	287	530	565
Restructuring	7	8	11	50
Impairment	5	1	9	16
Interest expense	95	76	190	156
	2,094	1,779	4,066	3,646
(Loss) income from continuing operations before income tax (expense) benefit	(203)	628	(260)	753
Income tax (expense) benefit	(19)	9	(12)	16
(Loss) income from continuing operations	(222)	637	(272)	769
Income from discontinued operations	—	2	—	2
Net (loss) income	(222)	639	(272)	771
Less: net loss (income) attributable to non-controlling interests	106	(505)	91	(633)
Net (loss) income attributable to Icahn Enterprises	$(116)	$134	$(181)	$138
Net (loss) income attributable to Icahn Enterprises from:
Continuing operations	$(116)	$132	$(181)	$136
Discontinued operations	—	2	—	2
	$(116)	$134	$(181)	$138
Net (loss) income attributable to Icahn Enterprises allocable to:
Limited partners	$(113)	$127	$(177)	$128
General partner	(3)	7	(4)	10
	$(116)	$134	$(181)	$138
Basic (loss) income per LP unit:
(Loss) income from continuing operations	$(1.35)	$1.67	$(2.16)	$1.68
Income from discontinued operations	0.00	0.03	0.00	0.03
	$(1.35)	$1.70	$(2.16)	$1.71
Basic weighted average LP units outstanding	84	75	82	75
Diluted (loss) income per LP unit:
(Loss) income from continuing operations	$(1.35)	$1.56	$(2.16)	$1.63
Income from discontinued operations	0.00	0.03	0.00	0.03
	$(1.35)	$1.59	$(2.16)	$1.66
Diluted weighted average LP units outstanding	84	85	82	79
Cash distributions declared per LP unit	$0.25	$0.25	$0.50	$0.50

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES
IN EQUITY AND COMPREHENSIVE LOSS
(Unaudited) (In millions)

	Equity Attributable to Icahn Enterprises
	General Partners’ Equity (Deficit)	Limited Partners’ Equity	Held in Treasury		Total Partners’ Equity	Non- Controlling Interests	Total Equity
			Amount	Units
Balance, December 31, 2009	$18	$2,828	$(12)	1	$2,834	$4,285	$7,119
Comprehensive loss:
Net loss	(4)	(177)	—	—	(181)	(91)	(272)
Post-employment benefits, net of tax	2	108	—	—	110	35	145
Hedge instruments, net of tax	—	(20)	—	—	(20)	(6)	(26)
Translation adjustments and other	(3)	(97)	—	—	(100)	(36)	(136)
Comprehensive loss	(5)	(186)	—	—	(191)	(98)	(289)
Partnership contributions	6	—	—	—	6	—	6
Partnership distributions	(1)	(41)	—	—	(42)	—	(42)
Investment Management distributions	—	—	—	—	—	(477)	(477)
Investment Management contributions	—	—	—	—	—	429	429
ARI acquisition	(141)	141	—	—	—	—	—
Viskase acquisition	(132)	132	—	—	—	—	—
Preferred LP unit redemption	—	138	—	—	138	—	138
Stock-based compensation and other	—	21	—	—	21	10	31
Balance, June 30, 2010	$(255)	$3,033	$(12)	1	$2,766	$4,149	$6,915

Accumulated other comprehensive loss was $674 and $657 as of June 30, 2010 and December 31, 2009, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2010	2009
Cash Flows from operating activities:
Net (loss) income	$(272)	$771
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net income from discontinued operations	—	(2)
Investment losses (gains)	253	(939)
Purchases of securities	(2,919)	(569)
Proceeds from sales of securities	1,627	1,294
Purchases to cover securities sold, not yet purchased	(1,910)	(2,631)
Proceeds from securities sold, not yet purchased	176	2,796
Net premiums received on derivative contracts	2	85
Changes in receivables and payables relating to securities transactions	376	(825)
Depreciation and amortization	223	218
Other, net	(23)	(55)
Changes in cash held at consolidated affiliated partnerships and restricted cash	2,111	(254)
Changes in other operating assets and liabilities	(81)	(143)
Net cash used in operating activities	(437)	(254)
Cash flows from investing activities:
Capital expenditures	(229)	(116)
Purchases of marketable equity and debt securities	—	(37)
Other	(41)	10
Net cash used in investing activities	(270)	(143)
Cash flows from financing activities:
Investment management equity:
Capital distributions to non-controlling interests	(109)	(165)
Capital contributions by non-controlling interests	418	8
Partnership contributions	6	—
Partnership distributions	(42)	(38)
Proceeds from issuance of senior unsecured notes	1,987	—
Proceeds from borrowings	106	7
Repayments of borrowings	(1,364)	(28)
Other	(27)	(5)
Net cash provided by (used in) financing activities	975	(221)
Effect of exchange rate changes on cash	(33)	23
Net increase (decrease) in cash and cash equivalents	235	(595)
Cash and cash equivalents, beginning of period	2,256	2,917
Cash and cash equivalents, end of period	$2,491	$2,322
Supplemental information:
Cash payments for interest, net of amounts capitalized	$95	$162
Net cash (refunds) payments for income taxes	$(1)	$36
Net unrealized losses on available-for-sale securities	$2	$4
Redemptions payable to non-controlling interests	$477	$804
LP Unit issuance to purchase majority interests in ARI and Viskase	$273	$—
LP Unit issuance to settle preferred LP unit redemptions	$138	$—

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

1. Description of Business and Basis of Presentation

General

Icahn Enterprises L.P. (“Icahn Enterprises” or the “Company”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), our sole general partner, which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of June 30, 2010, affiliates of Mr. Icahn owned 77,370,160 of our depositary units which represented approximately 92.4% of our outstanding depositary units. As discussed further in Note 14, “Preferred Limited Partner Units,” on March 31, 2010 we redeemed all of our outstanding preferred units.

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

The accompanying consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“fiscal 2009”) and our amended and adjusted financial statements for the fiscal years ended December 31, 2009, 2008 and 2007 to reflect our acquisitions of controlling interests in American Railcar Industries, Inc. (“ARI”) and Viskase Companies, Inc. (“Viskase”) contained in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on June 9, 2010. The financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature.

In accordance with United States generally accepted accounting principles (“U.S. GAAP”), assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of previously separate companies for all periods under common control prior to the acquisition are included in our consolidated financial statements.

Our consolidated financial statements include the accounts of (i) Icahn Enterprises, (ii) the wholly and majority owned subsidiaries of Icahn Enterprises in which control can be exercised and (iii) entities in which Icahn Enterprises has a controlling interest as a general partner interest or in which it is the primary beneficiary of a variable interest entity (“VIE”). In evaluating whether Icahn Enterprises has a controlling financial interest in entities in which it would consolidate, it considers the following: (1) for voting interest entities, we consolidate these entities in which we own a majority of the voting interests; (2) for VIEs that are not subject to the deferral provisions described below in the section entitled, “Adoption of New Accounting Standards,” we consolidate these entities in which we are considered the primary beneficiary because we (i) have the direct or indirect ability through voting rights or similar rights to make decisions about the VIE’s activities that have a significant effect on its success and (ii) absorb the majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both (see Note 5, “Investments and Related Matters,” for further discussion regarding our VIEs); and (3) for limited partnership entities that are not considered VIEs, we consolidate these entities if we are the general partner of such entities and for which no substantive kick-out rights (the rights underlying the limited partners’ ability to dissolve the limited

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

1. Description of Business and Basis of Presentation  – (continued)

partnership or otherwise remove the general partners are collectively referred to as “kick-out” rights) or participating rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.

We conduct and plan to continue to conduct our activities in such a manner as not to be deemed an investment company under the Investment Company Act of 1940, as amended (the “‘40 Act”). Therefore, no more than 40% of our total assets will be invested in investment securities, as such term is defined in the ‘40 Act. In addition, we do not invest or intend to invest in securities as our primary business. We intend to structure our investments to continue to be taxed as a partnership rather than as a corporation under the applicable publicly traded partnership rules of the Internal Revenue Code, as amended (the “Code”).

Because of the nature of our businesses, the results of operations for quarterly and other interim periods are not indicative of the results to be expected for the full year. Variations in the amount and timing of gains and losses on our investments can be significant.

Change in Reporting Entity

As discussed further in Note 2, “Acquisitions,” on January 15, 2010, in two separate transactions, we acquired controlling interests in ARI and Viskase from affiliates of Mr. Icahn. ARI and Viskase are each considered entities under common control.

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

See Note 5, “Investments and Related Matters,” and Note 6, “Fair Value Measurements,” for a detailed discussion of our investments.

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of June 30, 2010 are approximately $6.0 billion and $5.6 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2009 was approximately $5.2 billion and $4.8 billion, respectively.

Restricted Cash

Our restricted cash balance was approximately $0.7 billion and $2.8 billion as of June 30, 2010 and December 31, 2009, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

1. Description of Business and Basis of Presentation  – (continued)

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

In February 2010, the FASB issued new guidance which amends the consolidation requirement discussed above. This amendment defers consolidation requirements for a reporting entity’s interest in an entity if the reporting entity (1) has all the attributes of an investment company or (2) represents and entity for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could be potentially significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities or entities formerly considered special-purpose entities. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of VIEs or other applicable consolidation guidance, such as the consolidation of partnerships. Entities are required, however, to provide disclosures for all VIEs in which they hold a variable interest. This includes variable interests in entities that qualify for the deferral but are considered VIEs under the prior accounting provisions. This new guidance is effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. We determined that certain entities within our Investment Management segment met the deferral provisions of this new guidance. Accordingly, these entities within our Investment Management segment will continue to be subject to the overall guidance on the consolidation of VIEs prior to the new standard described above or other applicable consolidation guidance, such as the consolidation of partnerships. See Note 5, “Investments and Related Matters — Investments in Variable Interest Entities,” for further discussion.

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
June 30, 2010

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

2. Acquisitions

Acquisition of Controlling Interest in American Railcar Industries, Inc.

On January 15, 2010, pursuant to a Contribution and Exchange Agreement (the “ARI Contribution and Exchange Agreement”) among Icahn Enterprises, Beckton Corp., a Delaware corporation (“Beckton”), Barberry Corp., a Delaware Corporation (“Barberry”), Modal LLC, a Delaware limited liability company (“Modal”), and Caboose Holding LLC, a Delaware limited liability company (“Caboose” and, together with Beckton, Barberry and Modal, collectively, the “ARI Contributing Parties”), the ARI Contributing Parties contributed to Icahn Enterprises 11,564,145 shares of common stock of ARI, representing approximately 54.3% of ARI’s total outstanding common stock as of January 15, 2010, collectively owned by the ARI Contributing Parties for aggregate consideration consisting of 3,116,537 of our depositary units (or approximately $141 million based on the closing price of our depositary units on January 15, 2010) subject to certain post-closing adjustments. In August 2010, we will issue 973,498 additional shares of our depositary units to the ARI Contributing Parties based on a post-closing adjustment formula that measures the amount that the six-month volume-weighted average price of ARI’s common stock has exceeded or is less than certain price targets (subject to a ceiling) following the closing date.

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

Acquisition of Controlling Interest in Viskase Companies, Inc.

On January 15, 2010, pursuant to a Contribution and Exchange Agreement (the “Viskase Contribution and Exchange Agreement”) among Icahn Enterprises, Beckton, Barberry, Koala Holding Limited Partnership, a Delaware limited partnership (“Koala”), High River Limited Partnership, a Delaware limited partnership (“High River”), and Meadow Walk Limited Partnership, a Delaware limited partnership (“Meadow Walk” and, together with Barberry, Koala and High River, collectively, the “Viskase Contributing Parties”), the Viskase Contributing Parties contributed to Icahn Enterprises 25,560,929 shares of common stock of Viskase, representing approximately 71.4% of Viskase’s total outstanding common stock as of January 15, 2010, collectively owned by the Viskase Contributing Parties for aggregate consideration consisting of 2,915,695 of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

2. Acquisitions  – (continued)

our depositary units (or approximately $132 million based on the closing price of our depositary units on January 15, 2010). Viskase is a leading worldwide producer of non-edible cellulosic, fibrous and plastic casings used to prepare and package processed meat and poultry products. The transactions contemplated by the Viskase Contribution and Exchange Agreement were authorized by the Audit Committee of the board of directors of Icahn Enterprises GP on January 11, 2010. The Audit Committee was advised by independent counsel and an independent financial advisor which rendered a fairness opinion.

As a result of our acquisition of a controlling interest in Viskase, certain long-term assets have been adjusted, effective the date of common control, by a total of $18 million as a result of our required utilization of common control parties’ underlying basis in such assets as follows: increase of $3 million for goodwill, increase of $20 million for intangible assets and decrease of $5 million for property, plant and equipment, net.

3. Operating Units

a. Investment Management

Icahn Onshore LP (the “Onshore GP”) and Icahn Offshore LP (the “Offshore GP” and, together with the Onshore GP, the “General Partners”) act as general partner of Icahn Partners LP (the “Onshore Fund”) and the Offshore Master Funds (as defined herein), respectively. The “Offshore Master Funds” consist of (i) Icahn Partners Master Fund LP, (ii) Icahn Partners Master Fund II L.P. (“Master Fund II”) and (iii) Icahn Partners Master Fund III L.P. (“Master Fund III”). The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the “Investment Funds.” In addition, as discussed elsewhere in this Quarterly Report on Form 10-Q, the “Offshore Funds” consist of (i) Icahn Fund Ltd. (referred to herein as the Offshore Fund), (ii) Icahn Fund II Ltd. and (iii) Icahn Fund III Ltd. The Offshore GP also acts as general partner of a fund formed as a Cayman Islands exempted limited partnership that invests in the Offshore Master Funds. This fund, together with other funds that also invest in the Offshore Master Funds, constitute the “Feeder Funds” and, together with the Investment Funds, are referred to herein as the “Private Funds.”

Effective January 1, 2008, in addition to providing investment advisory services to the Private Funds, the General Partners provide or cause their affiliates to provide certain administrative and back office services to the Private Funds that had been previously provided by Icahn Capital Management LP (collectively, the “Services”) and, in consideration of providing the Services, the General Partners will receive special profits interest allocations from the Investment Funds. Prior to June 30, 2009 this allocation was generally equal to 0.625% of the balance in each fee-paying capital account as of the beginning of each quarter (for each investor of fee-paying capital account, the Target Special Profits Interest Amount) except that amounts are only allocated to the General Partners in respect of special profits interest allocations if there is sufficient net profits in the applicable Investment Fund to cover such amounts. The General Partners may also receive incentive allocations, which prior to June 30, 2009, were generally 25% of the net profits generated by fee-paying investors in the Investment Funds, subject to a “high water mark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods have been recovered). (See below for discussion of new fee structure for special profits interest allocations and incentive allocations effective as of July 1, 2009.) The General Partners do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and qualified investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available.

Beginning July 1, 2009 through July 1, 2010, all limited partnership agreements and offering memoranda of the Private Funds (the “Fund Documents”) were revised primarily to provide existing investors and new investors (“Investors”) with various new options for investments in the Private Funds (each an “Option”). Each Option has certain eligibility criteria for Investors and existing investors were permitted to roll over their investments made in the Private Funds prior to the applicable Fund Documents being updated

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

3. Operating Units  – (continued)

(“Pre-Election Investments”) into one or more of the new Options. For fee-paying investments, the special profits interest allocations range from 1.5% to 2.25% per annum and the incentive allocations range from 15% (in some cases subject to a preferred return) to 22% per annum. The new Options also have different withdrawal terms, with certain Options being permitted to withdraw capital every six months (subject to certain limitations on aggregate withdrawals) and other Options being subject to three-year rolling lock-up periods, provided that early withdrawals are permitted at certain times with the payment to the Private Funds of a fee. For those Options with rolling lock-ups, the General Partners will not be entitled to receive an incentive allocation for a period of two years or longer.

The economic and withdrawal terms of the Pre-Election Investments remain the same, which include, for most fee-paying Investors, a special profits interest allocation of 2.5% per annum, an incentive allocation of 25% per annum and a three-year lock-up period (or sooner, subject to the payment of an early withdrawal fee). Certain of the Options will preserve each Investor’s existing high watermark with respect to its rolled over Pre-Election Investments and one of the Options establishes a hypothetical high watermark for new capital invested before December 31, 2010 by persons that had Pre-Election Investments. Effective with permitted withdrawals on December 31, 2009, if an Investor does not roll over a Pre-Election Investment into another Option when it is first eligible to do so without the payment of a withdrawal fee, the Private Funds will require such Investor to withdraw such Pre-Election Investment.

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

As of June 30, 2010, the full Target Special Profits Interest Amount was $24 million, including a Target Special Profits Interest Amount for the first six months of the fiscal year ending December 31, 2010 (“fiscal 2010”) and a hypothetical return on the full Target Special Profits Interest Amount from the Investment Funds. For the three months ended June 30, 2010, there was a reversal of $11 million due in special profits interest allocation accrual due to losses in the Investment Funds. For the six months ended June 30, 2010 there was no special profits interest allocation accrual due to losses in the Investment Funds; the full Target Special Profits Interest Amount of $24 million will be carried forward and accrued to the extent that there are sufficient net profits in the Investment Funds during subsequent investment periods to cover such amounts. The special profits interest allocation accrual for the three and six months ended June 30, 2009 was $34 million and $121 million, respectively. The special profits interest allocation accrual for the six months ended June 30, 2009 included a carry-forward Target Special Profits Interest Amount of $70 million from December 31, 2008.

b. Automotive

We conduct our Automotive segment through our majority ownership in Federal-Mogul. Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, alternative energies, environment and safety systems. Federal-Mogul serves the world’s foremost original equipment manufacturers (“OEM”) of automotive, light commercial, heavy-duty, industrial, agricultural, aerospace, marine, rail and off-road vehicles, as well as the worldwide aftermarket. As of June 30, 2010, Federal-Mogul is organized into four product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

3. Operating Units  – (continued)

Federal-Mogul believes that its sales are well-balanced between OEM and aftermarket, as well as domestic and international markets. Federal-Mogul’s customers include the world’s largest light and commercial vehicle OEMs and major distributors and retailers in the independent aftermarket. Federal-Mogul has operations in established markets, such as Canada, France, Germany, Italy, Japan, Spain, the United Kingdom and the United States, and emerging markets, including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Sweden, Thailand, Turkey and Venezuela. The attendant risks of Federal-Mogul’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions and changes in laws and regulations.

Accounts Receivable, net

Federal-Mogul’s subsidiaries in Brazil, France, Germany, Italy, Japan and Spain are parties to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $199 million and $217 million as of June 30, 2010 and December 31, 2009, respectively. Of those gross amounts, $168 million and $190 million, respectively, were factored without recourse and treated as sales. The remaining $31 million and $27 million, respectively, were factored with recourse, pledged as collateral, accounted for as secured borrowings and recorded in our consolidated balance sheets as accounts receivable and the related debt shown separately. Under terms of these factoring arrangements, Federal-Mogul is not obligated to draw cash immediately upon the factoring of accounts receivable. Federal-Mogul had outstanding factored amounts of $1 million and $4 million for which cash had not yet been drawn as of June 30, 2010 and December 31, 2009, respectively. Proceeds from the factoring of accounts receivable without recourse and treated as sales were $627 million and $501 million for the six months ended June 30, 2010 and 2009, respectively. Expenses associated with receivables factored or discounted are recorded in our consolidated statements of operations within other income, net.

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

Estimates of restructuring charges are based on information available at the time such charges are recorded. In certain countries where Federal-Mogul operates, statutory requirements include involuntary termination benefits that extend several years into the future. Accordingly, severance payments continue well past the date of termination at many international locations. Thus, these programs appear to be ongoing when, in fact, terminations and other activities under these programs have been substantially completed. Federal-Mogul expects that future savings resulting from execution of its restructuring programs will generally result in full pay-back within 36 months.

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded reserves of $5 million and $29 million were reversed for the six months ended June 30, 2010 and 2009, respectively. Such reversals result from: changes in estimated amounts to accomplish previously planned activities; changes in expected outcome (based on historical practice) of negotiations with labor unions, which reduced the level of originally committed actions; implemented government employment programs, which lowered the expected cost and changes in approach to accomplish restructuring activities.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

An unprecedented downturn in the global automotive industry and global financial markets led Federal-Mogul to announce, in September and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. This plan, when combined with other workforce adjustments, was expected to reduce Federal-Mogul’s global workforce by approximately 8,600 positions when compared with Federal-Mogul’s workforce as of September 30, 2008. For the three and six months ended June 30, 2010, Federal-Mogul recorded $1 million each in net restructuring credits associated with Restructuring 2009. Federal-Mogul expects to incur additional restructuring charges, primarily related to facility closure costs, up to $4 million through fiscal 2010, of which $1 million is expected to be employee costs and $3 million is expected to be facility closure costs. As the majority of the Restructuring 2009 costs are related to severance, such activities are expected to yield future annual savings at least equal to the incurred costs. Total cumulative restructuring charges related to Restructuring 2009 through June 30, 2010 were $157 million.

Federal-Mogul expects to finance its restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under its debt agreements, subject to the terms of applicable covenants. Federal-Mogul does not expect that the execution of these programs will have an adverse impact on its liquidity position.

As of December 31, 2009, the accrued liability balance relating to all restructuring programs was $55 million. For the three and six months ended June 30, 2010, Federal-Mogul incurred $5 million and $6 million of net restructuring charges, respectively, substantially all of which were for net restructuring charges outside of Restructuring 2009 and were related to certain plant closures, all of which were related to employee costs. For the three and six months ended June 30, 2009, Federal-Mogul incurred $2 million and $40 million of restructuring charges, respectively. During the six months ended June 30, 2010, Federal-Mogul paid $20 million of restructuring charges. As of June 30, 2010, the accrued liability balance was $35 million, including $6 million of foreign currency adjustments, and is included in accrued expenses and other liabilities in our consolidated balance sheets.

Currency Matters

Federal-Mogul has operated an aftermarket distribution center in Venezuela for several years, supplying imported replacement automotive parts to the local independent aftermarket. Since 2005, two exchange rates have existed in Venezuela: the official rate, which has been frozen since 2005 at 2.15 bolivars per U.S. dollar; and the parallel rate, which floats at a rate much higher than the official rate. Given the existence of the two rates in Venezuela, Federal-Mogul deemed the official rate was appropriate for the purpose of conversion into U.S. dollars at December 31, 2009 based on no positive intent to repatriate cash at the parallel rate and demonstrated ability to repatriate cash at the official rate.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

3. Operating Units  – (continued)

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

On January 8, 2010, the official exchange rate was set by the Venezuelan government at 4.3 bolivars per U.S. dollar, except for certain “strategic industries” that are permitted to repatriate U.S. dollars at the rate of 2.6 bolivars per U.S. dollar. During the six months ended June 30, 2010, Federal-Mogul recorded $20 million in foreign currency exchange expense due to this change in the exchange rate. Based upon recent fiscal 2010 cash repatriations of cash, Federal-Mogul believes that all amounts currently submitted to the Venezuelan government for repatriation prior to fiscal 2010 will be paid out at the “strategic” rate, with the remaining monetary assets being converted at the official rate of 4.3.

Impairment

Federal-Mogul recorded $4 million and $8 million in impairment charges for the three and six months ended June 30, 2010, respectively, related to certain of its equipment where the assessment of future undiscounted cash flows of such equipment, when compared to the current carrying value of the equipment, indicated the assets were not recoverable. Federal-Mogul determined the fair value of the assets by applying a probability weighted, expected present value technique to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with other long-lived asset fair value measurements.

c. Railcar

We conduct our Railcar segment through our majority ownership in ARI. ARI manufactures railcars, custom designed railcar parts and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, railroads, industrial companies and other non-rail companies. ARI also provides railcar repair and maintenance services for railcar fleets, including that of its affiliate, American Railcar Leasing LLC (“ARL”). In addition, ARI provides fleet management and maintenance services for railcars owned by certain customers. Such services include inspecting and supervising the maintenance and repair of such railcars.

ARI’s three largest customers (including an affiliate) accounted for 66% and 87%, respectively, of ARI’s total net sales for the six months ended June 30, 2010 and 2009.

d. Food Packaging

We conduct our Food Packaging segment through our majority ownership in Viskase. Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase currently operates seven manufacturing facilities and nine distribution centers throughout North America, Europe and South America and derives approximately 68% of Viskase’s total net sales from customers located outside the United States. Viskase believes it is one of the two largest manufacturers of non-edible cellulosic casings for processed meats and one of the three largest manufacturers of non-edible fibrous casings. As of June 30, 2010, $111 million of Viskase’s assets were located outside of the United States, primarily in France.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

PSC Metals had five and three customers who accounted for approximately 47% and 21%, respectively, of PSC Metals’ net sales for the six months ended June 30, 2010 and 2009, respectively.

f. Real Estate

Our Real Estate segment consists of rental real estate, property development and resort activities.

As of each of June 30, 2010 and December 31, 2009, we owned 30 rental real estate properties. Our property development operations are run primarily through Bayswater, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of approximately 327 and 870 units of residential housing, respectively. Both developments operate golf and resort operations as well.

In February 2010, our Real Estate operations acquired from Fontainebleau Las Vegas, LLC (“Fontainebleau”), and certain affiliated entities, certain assets associated with property and improvements (the “Former Fontainebleau Property”) located in Las Vegas, Nevada for an aggregate purchase price of approximately $148 million. The Former Fontainebleau Property includes (i) an unfinished building of approximately nine million square feet situated on approximately 25 acres of land and (ii) inventory.

On February 10, 2010, we completed a fair value study on the Former Fontainebleau Property. Fair value was determined using “as is” cost and comparable market sales approaches. The total fair value of the Former Fontainebleau Property was valued at approximately $200 million, of which $91 million related to land. Based on the relative fair market value of all the assets of the Former Fontainebleau Property, of the aggregate purchase price of $148 million, $65 million was allocated to land and $83 million was allocated to construction in progress.

As of June 30, 2010 and December 31, 2009, $108 million and $110 million, respectively, of the net investment in financing leases, net real estate leased to others and resort properties, which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.

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
June 30, 2010

3. Operating Units  – (continued)

quilts, bedspreads, duvet covers, bed pillows, mattress pads, bath and beach towels, bath rugs, kitchen towels and kitchen accessories. WPI recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. In addition, WPI receives a small portion of its revenues through the licensing of its trademarks.

A relatively small number of customers have historically accounted for a significant portion of WPI’s net sales. WPI had seven and six customers who accounted for approximately 68% and 58% respectively, of WPI’s net sales for the six months ended June 30, 2010 and 2009, respectively.

Restructuring

To improve WPI’s competitive position, WPI’s management intends to continue to reduce its cost of goods sold by restructuring its operations in the plants located in the United States, increasing production within its non-U.S. facilities and joint venture operation and sourcing goods from lower cost overseas facilities. WPI utilizes a third party to manage the majority of its U.S. warehousing and distribution operations, located at its Wagram, North Carolina facility. In fiscal 2009, as part of its ongoing restructuring activities, WPI closed certain of its manufacturing facilities located in the United States. In the future, the vast majority of the products manufactured or fabricated in these facilities will be sourced from plants located outside of the United States. As of June 30, 2010, $177 million of WPI’s assets were located outside of the United States, primarily in Bahrain.

WPI incurred restructuring costs of $2 million and $5 million, respectively, for the three and six months ended June 30, 2010. Included in restructuring expenses are cash charges associated with the ongoing costs of closed plants, employee severance, benefits and related costs and transition expenses. The amount of accrued restructuring costs at December 31, 2009 was $1 million. WPI paid $5 million of restructuring charges for the six months ended June 30, 2010. As of June 30, 2010, the accrued liability balance was $1 million, which is included in accrued expenses and other liabilities in our consolidated balance sheet.

Total cumulative restructuring charges from August 8, 2005 (acquisition date) through June 30, 2010 were $82 million.

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

a. Investment Management

Until August 8, 2007, Icahn Management LP (“Icahn Management”) elected to defer most of the management fees from the Offshore Funds and such amounts remain invested in the Offshore Funds. At June 30, 2010 and December 31, 2009, the balance of the deferred management fees payable (included in accrued expenses and other liabilities) by the Offshore Funds to Icahn Management was $121 million and

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

4. Related Party Transactions  – (continued)

$125 million, respectively. The deferred management fee payable decreased by $4 million and increased by $21 million for the six months ended June 30, 2010 and 2009, respectively, due to the performance of the Private Funds.

Effective January 1, 2008, Icahn Capital LP (“Icahn Capital”) paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Mr. Icahn (collectively, “Icahn Affiliates”), including administrative and investment services. Prior to January 1, 2008, Icahn & Co. LLC paid for such services. Under a separate expense-sharing agreement, Icahn Capital charged Icahn Affiliates $0.5 million and $1.0 million for such services for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 and December 31, 2009, accrued expenses and other liabilities in our consolidated balance sheets included $2 million and $1 million, respectively, to be applied to Icahn Capital’s charges to Icahn Affiliates for services to be provided to them.

In addition to our direct investments in the Private Funds, Mr. Icahn, along with his affiliates, makes investments in the Private Funds. These investments are not subject to special profits interest allocations or incentive allocations. As of June 30, 2010 and December 31, 2009, the total fair value of these investments was approximately $1.8 billion and $1.5 billion, respectively.

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

Agreements with ACF Industries LLC and American Railcar Leasing LLC

ARI has or had various agreements with ACF Industries LLC (“ACF”) and ARL, companies controlled by Mr. Icahn. The most significant agreements include the following:

Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at ARI’s instruction, various railcar components. In consideration for these services, ARI agreed to pay ACF certain agreed-upon rates. In the three months ended June 30, 2010 and 2009, ARI purchased inventory of less than $0.1 million and $3 million, respectively, of components from ACF. In the six months ended June 30, 2010 and 2009, ARI purchased inventory of $1 million and $11 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by ARI.

In May 2007, ARI entered into a manufacturing agreement with ACF, pursuant to which ARI agreed to purchase approximately 1,390 tank railcars from ACF. The profit realized by ARI upon sale of the tank railcars to ARI customers was first paid to ACF in reimbursement for the start-up costs involved in implementing the manufacturing arrangements evidenced by the agreement and thereafter, the profit was split evenly between ARI and ACF. The commitment under this agreement was satisfied in March 2009 and the agreement was terminated at that time. For the three months ended June 30, 2010 and 2009, and for the six months ended June 30, 2010, ARI incurred no costs under this agreement. For the six months ended June 30, 2009, ARI incurred costs under this agreement of $4 million in connection with railcars that were manufactured and delivered to customers during that period, which includes payments made to ACF for its share of the profits along with ARI costs. ARI recognized no revenue under this arrangement for each of the three months ended June 30, 2010 and 2009. ARI recognized no revenue under this agreement for the six months ended June 30, 2010 and recognized revenues of $19 million related to railcars shipped under this agreement for the six months ended June 30, 2009.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

4. Related Party Transactions  – (continued)

Effective as of January 1, 2008, ARI entered into a fleet services agreement with ARL, which replaced a 2005 railcar servicing agreement between the parties. The 2008 agreement reflects a reduced level of fleet management services, relating primarily to logistics management services, for which ARL now pays a fixed monthly fee. Additionally, under the agreement, ARI continues to provide railcar repair and maintenance services to ARL for a charge of labor, components and materials. ARI currently provides such repair and maintenance services for approximately 27,000 railcars for ARL. The agreement extends through December 31, 2010, and is automatically renewed for additional one-year periods unless either party gives at least 60 days’ prior notice of termination. There is no termination fee if ARI elects to terminate this agreement. Railcar services revenues recorded under this agreement for the three months ended June 30, 2010 and 2009 were $3 million and $5 million, respectively, and are included in net sales in our consolidated statements of operations. For the six months ended June 30, 2010 and 2009, railcar services revenues of $6 million and $8 million, respectively, were recorded under this agreement. Profit margins on sales to related parties approximate the margins on sales to other large customers.

ARI from time to time manufactures and sells railcars to ARL under long-term agreements as well as on a purchase order basis. Revenues from railcars sold to ARL were $34 million and $37 million for the three months ended June 30, 2010 and 2009, respectively, and are included in net sales in our consolidated statements of operations. For the six months ended June 30, 2010 and 2009, revenues from railcars sold to ARL were $46 million and $86 million, respectively.

As of June 30, 2010 and December 31, 2009, ARI had accounts receivable of $14 million and $1 million, respectively, due from ACF and ARL.

c. Food Packaging

As described in Note 2, “Acquisitions,” in January 2010 we acquired a controlling interest in Viskase from affiliates of Mr. Icahn. As a result of this acquisition, we have the following related party transaction:

Arnos Corporation, an affiliate of Mr. Icahn, was the lender on Viskase’s Revolving Credit Facility as of December 31, 2009. In connection with our majority acquisition of Viskase on January 15, 2010, we assumed the Viskase Revolving Credit Facility from Arnos Corporation. See Note 11, “Debt,” for further discussion regarding Viskase’s Revolving Credit Facility.

d. Administrative Services — Holding Company

For each of the six months ended June 30, 2010 and 2009 we paid an affiliate approximately $1 million for the non-exclusive use of office space.

For each of the six months ended June 30, 2010 and 2009 we paid $0.3 million to XO Holdings, Inc., an affiliate of Icahn Enterprises GP, our general partner, for telecommunications services.

The Holding Company provided certain professional services to an Icahn Affiliate for which it charged approximately $1 million and $2 million for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, accrued expenses and other liabilities in our consolidated balance sheets included $0.8 million to be applied to the Holding Company’s charges to the affiliate for services to be provided to it.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

5. Investments and Related Matters

a. Investment Management

Investments, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, and derivatives, all of which are reported at fair value in our consolidated balance sheets. The following table summarizes the Private Funds’ investments, securities sold, not yet purchased and unrealized gains and losses on derivatives (in millions of dollars):

	June 30, 2010		December 31, 2009
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(in millions)
Assets
Investments:
Equity Securities:
Communications	$1,935	$1,214	$1,710	$1,131
Consumer, non-cyclical	1,708	1,585	1,397	1,320
Consumer, cyclical	482	494	274	117
Energy	1,009	923	—	—
Financial	100	92	226	269
Index	134	186	—	—
Industrial	10	10	—	—
Technology	247	240	62	71
Other	—	—	2	—
	5,625	4,744	3,671	2,908
Corporate debt:
Consumer, cyclical	725	675	651	642
Energy	7	7	—	—
Financial	508	604	1,146	1,373
	1,240	1,286	1,797	2,015
Mortgage-backed securities:
Financial	151	197	140	168
	7,016	6,227	5,608	5,091
Unrealized gains on derivative contracts, at fair value(1):	7	18	2	6
	$7,023	$6,245	$5,610	$5,097
Liabilities
Securities sold, not yet purchased:
Consumer, cyclical	$60	$65	$302	$323
Financial	51	47	125	114
Funds	188	236	1,384	1,598
Index	121	63	—	—
	420	411	1,811	2,035
Unrealized losses on derivative contracts, at fair value(2):	21	58	24	111
	$441	$469	$1,835	$2,146

(1)	Amounts are included in other assets in our consolidated balance sheets.
(2)	Amounts are included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

5. Investments and Related Matters  – (continued)

The General Partners adopted FASB ASC Section 946-810-45, Financial Services — Investment Companies — Consolidation — Other Presentation Matters, as of January 1, 2007. FASB ASC Section 946-810-45 provides guidance on whether investment company accounting should be retained in the financial statements of a parent entity. Upon the adoption of FASB ASC Section 946-810-45, the General Partners lost their ability to retain specialized accounting. For those investments that (i) were deemed to be available-for-sale securities, (ii) fall outside the scope of FAS ASC Topic 320, Investments — Debt and Equity Securities, or (iii) the Private Funds would otherwise account for under the equity method, the Private Funds apply the fair value option. The application of the fair value option is irrevocable.

The Private Funds assess the applicability of equity method accounting with respect to their investments based on a combination of qualitative and quantitative factors, including overall stock ownership of the Private Funds combined with those of affiliates of Icahn Enterprises.

The Private Funds applied the fair value option to certain of its investments that would have otherwise been subject to the equity method of accounting. As of June 30, 2010, the fair value of these investments was $438 million. Included in this amount is the Private Funds’ investment in Tropicana Entertainment Inc. (“Tropicana”) (as discussed below) and Lions Gate Entertainment Corp (“Lions Gate”). As of June 30, 2010, the Private Funds hold, in the aggregate, 12,870,446 Tropicana Shares, representing 48.9% of the outstanding shares of Tropicana. The Private Funds have applied the fair value option to their investment in Tropicana as of June 30, 2010. As of June 30, 2010, the Private Funds together with their affiliates hold, in the aggregate, 40,003,367 shares of Lions Gate, representing approximately 33.9% of the outstanding shares of Lions Gate. On July 1, 2010, the Private Funds and their affiliates purchased an additional 4,638,702 shares of Lions Gate in the open market. Following these purchases, the Private Funds, together with their affiliates, held 44,642,069 shares of Lions Gate, representing approximately 37.8% of the issued and outstanding shares of Lions Gate. Subsequent to these purchases, Lions Gate issued 16,236,305 of its shares to one of its directors. These shares were excluded from the calculation of the percentage of shares of Lions Gate held by the Private Funds and their affiliates as of July 1, 2010 because the validity of such issuance is in dispute. The Private Funds have applied the fair value option to their investment in Lions Gate as of June 30, 2010. For the six months ended June 30, 2010 and 2009, the Private Funds recorded losses of $4 million and $0.2 million, respectively, with respect to these investments. Such amounts are included in net gain (loss) from investment activities in our consolidated statements of operations.

We believe that these investments to which we applied the fair value option are not material, individually or in the aggregate, to our consolidated financial statements. Tropicana and Lions Gate are registered SEC reporting companies whose financial statements are available at www.sec.gov.

On March 8, 2010, (the “Effective Date”), Tropicana completed the acquisition of certain assets of its predecessor, Tropicana Entertainment, LLC, (“Tropicana LLC”), and certain subsidiaries and affiliates thereof (together, the “Predecessors”) and Tropicana Resort and Casino-Atlantic City (“Tropicana AC”). Such transactions, referred to as the “Restructuring Transactions,” were effected pursuant to the Joint Plan of Reorganization of Tropicana Entertainment, LLC and Certain of Its Debtor Affiliates Under Chapter 11 of the Bankruptcy Code, filed with the United States Bankruptcy Court for the District of Delaware on January 8, 2009, as amended (the “Plan”). Prior to the Restructuring Transactions, the Private Funds held positions in certain debt securities and instruments in the Predecessors. As a result of the Restructuring Transactions pursuant to the Plan, the Private Funds received a combined amount of 11,880,021 shares of Tropicana (“Tropicana Shares”). In addition, in connection with Tropicana’s completion of the Restructuring Transactions, Tropicana entered into a credit agreement, dated as of December 29, 2009 (the “Exit Facility”). The Private Funds are lenders under the Exit Facility and, in the aggregate, hold over 50% of the loans under the Exit Facility. Furthermore, Icahn Agency Services LLC, an indirect subsidiary of Icahn Enterprises, is the administrative agent under the Exit Facility. Pursuant to the terms of the Exit Facility, the lenders, including

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

5. Investments and Related Matters  – (continued)

the Private Funds, were issued warrants to purchase Tropicana Shares (the “Warrants”). On March 9, 2010, the Private Funds exercised the Warrants in their entirety and received an additional combined amount of 784,158 Tropicana Shares.

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

The General Partners consolidate certain VIEs when they are determined to be their primary beneficiary, either directly or indirectly through other consolidated subsidiaries. The assets of our consolidated VIEs are primarily classified within cash and cash equivalents and investments in our consolidated balance sheets. The liabilities of our consolidated VIEs are primarily classified within securities sold, not yet purchased, at fair value, and accrued expenses and other liabilities in our consolidated balance sheets and are non-recourse to the General Partners’ general credit. Any creditors of VIEs do not have recourse against the general credit of the General Partners solely as a result of our including these VIEs in our consolidated financial statements.

Our consolidated VIEs consist of the Offshore Fund, Master Fund II and Master Fund III. The Offshore GP sponsored the formation of and manages each of these VIEs and, in some cases, has an investment therein. In evaluating whether the Offshore GP is the primary beneficiary of such VIEs, the Offshore GP has considered the nature and extent of its involvement with such VIEs and whether it absorbs the majority of losses among other variable interest holders, including those variable interest holders who are deemed related parties or de facto agents. In most cases, the Offshore GP was deemed to be the primary beneficiary of such VIEs because it (i) has the direct or indirect ability through voting rights or similar rights to make decisions about VIE’s activities that have a significant effect on its success and (ii) would absorb the majority of expected losses among other variable interest holders and its close association with such VIEs, including the ability to direct the business activities of such VIEs.

We evaluated the VIE and primary beneficiary status of Icahn Partners Master Fund LP and determined that it no longer is a VIE. Previously, Icahn Partners Master Fund LP was considered to be a VIE because (i) the managing general partner, Icahn Offshore GP, had substantially all of the decision-making rights that impacted Icahn Partners Master Fund LP’s operations and investment activities but did not absorb the majority of the residuals or losses of Icahn Partners Master Fund LP and (ii) substantially all of the activities of Icahn Partners Master Fund LP were conducted on behalf of Icahn Fund Ltd. Icahn Fund Ltd. provided substantially all of the capital at the commencement of Icahn Partners Master Fund LP’s operations but had no substantive kick-out or participating rights. However, the composition of the limited partners in Icahn Partners Master Fund LP has changed. Based on our evaluation, we determined that Icahn Partners Master Fund LP is no longer a VIE because substantially all of the activities of Icahn Partners Master Fund LP are no longer deemed to be performed for the primary benefit of Icahn Fund Ltd, but rather for the benefit of all limited partners, including those of their related party groups and de facto agents. However, because Icahn Offshore LP is the managing general partner of Icahn Partners Master Fund LP, it would consolidate it. There are no substantive kick-out or participating rights in Icahn Partners Master Fund LP. These changes had no effect on our consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

5. Investments and Related Matters  – (continued)

The following table presents information regarding interests in VIEs for which the Offshore GP holds a variable interest as of June 30, 2010 (in millions of dollars):

	Offshore GP is the Primary Beneficiary			Offshore GP is not the Primary Beneficiary
	Net Assets	Offshore GP’s Interests(1)	Pledged Collateral(2)	Net Assets	Offshore GP’s Interests(1)
Offshore Funds, Master Fund II and Master Fund III	$2,055	$33	$903	$407	$—

(1)	Amount principally represents the Offshore GP’s reinvested incentive allocations and special profits interest allocations and therefore its maximum exposure to loss. Such amounts are subject to the financial performance of the Offshore Funds, Master Fund II and Master Fund III and are included in the Offshore GP’s net assets.
(2)	Includes collateral pledged in connection with securities sold, not yet purchased, derivative contracts and collateral held for securities loaned. Pledged amounts may be in excess of margin requirements.

b. Automotive, Railcar, Holding Company and Other

Investments held by our Automotive, Railcar, Holding Company and other segments consist of the following (in millions of dollars):

	June 30, 2010		December 31, 2009
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Marketable equity and debt securities – available for sale	$23	$17	$23	$23
Equity method investments and other	263	263	291	291
Total investments	$286	$280	$314	$314

Investments in Non-Consolidated Affiliates

Automotive

Federal-Mogul maintains investments in 13 non-consolidated affiliates, which are located in China, Germany, India, Italy, Japan, Korea, Turkey, the United Kingdom and the United States. Federal-Mogul’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investments in these affiliates were $201 million and $238 million at June 30, 2010 and December 31, 2009, respectively.

Equity earnings from non-consolidated affiliates were $10 million and $3 million for the three months ended June 30, 2010 and 2009, respectively, and $17 million and $4 million for the six months ended June 30, 2010 and 2009, respectively, which are included in other income, net in our consolidated financial statements. For the six months ended June 30, 2010, these entities generated sales of $304 million and net income of $41 million, and at June 30, 2010 had total net assets of $433 million. For the six months ended June 30, 2009, these entities generated sales of $221 million and net income of approximately $13 million. Distributed dividends to Federal-Mogul from non-consolidated affiliates were $24 million for the six months ended June 30, 2010. Distributed dividends to Federal-Mogul were not material for the six months ended June 30, 2009.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

5. Investments and Related Matters  – (continued)

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

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. The total amount of the contingent guarantee, should all triggering events have occurred, approximated $56 million as of June 30, 2010. Federal-Mogul believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.

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

Railcar

As of June 30, 2010, ARI was party to four joint ventures which are all accounted for using the equity method. ARI determined that, although these joint ventures are considered VIEs, it is not the primary beneficiary of such VIEs, does not have a controlling financial interest and does not have the ability to individually direct the activities of the VIEs that most significantly impact their economic performance. The significant factors in this determination were that no partners, including ARI, has rights to the majority of returns, losses or votes.

The risk of loss to ARI is limited to its investment in these joint ventures, certain loans due from these joint ventures to ARI and ARI’s guarantee of certain loans. As of June 30, 2010 and December 31, 2009, the carrying amount of these investments was $48 million and $41 million, respectively, and the maximum exposure to loss was $50 million and $42 million, respectively. Maximum exposure to loss was determined based on ARI’s carrying amounts in such investments, loans and accrued interest thereon due from applicable joint ventures and loan guarantees made to the applicable joint ventures.

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
June 30, 2010

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
June 30, 2010

6. Fair Value Measurements  – (continued)

The following table summarizes the valuation of the Private Funds’ investments by the above fair value hierarchy levels as of June 30, 2010 and December 31, 2009 (in millions of dollars):

Investment Management

	June 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Equity securities:
Communications	$1,214	$—	$—	$1,214	$1,131	$—	$—	$1,131
Consumer, non-cyclical	1,571	14	—	1,585	1,298	22	—	1,320
Consumer, cyclical	276	218	—	494	109	8	—	117
Energy	608	315	—	923	—	—	—	—
Financial	92	—	—	92	268	1	—	269
Index	—	186	—	186	—	—	—	—
Industrial	10	—	—	10	—	—	—	—
Technology	217	23	—	240	69	2	—	71
	3,988	756	—	4,744	2,875	33	—	2,908
Corporate debt:
Consumer, cyclical	—	230	445	675	—	414	228	642
Energy	—	7	—	7	—	—	—	—
Financial	—	604	—	604	—	1,373	—	1,373
	—	841	445	1,286	—	1,787	228	2,015
Mortgage-backed securities:
Financial	—	197	—	197	—	168	—	168
	3,988	1,794	445	6,227	2,875	1,988	228	5,091
Unrealized gains on derivative contracts, at fair value(1):	—	18	—	18	—	6	—	6
	$3,988	$1,812	$445	$6,245	$2,875	$1,994	$228	$5,097
Liabilities
Securities sold, not yet purchased:
Consumer, cyclical	$65	$—	$—	$65	$323	$—	$—	$323
Financial	47	—	—	47	114	—	—	114
Funds	236	—	—	236	1,598	—	—	1,598
Index	—	63	—	63	—	—	—	—
	348	63	—	411	2,035	—	—	2,035
Unrealized losses on derivative contracts, at fair value(2):	—	58	—	58	—	111	—	111
	$348	$121	$—	$469	$2,035	$111	$—	$2,146

(1)	Amounts are included in other assets in our consolidated balance sheets.
(2)	Amounts are included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

6. Fair Value Measurements  – (continued)

The changes in investments measured at fair value for which the Investment Management operations has used Level 3 input to determine fair value are as follows (in millions of dollars):

Balance at December 31, 2009	$228
Gross realized and unrealized losses	—
Gross proceeds	(2)
Gross purchases	219
Balance at June 30, 2010	$445

There were no unrealized losses included in earnings related to Level 3 investments still held at June 30, 2010. Total realized and unrealized gains and losses recorded for Level 3 investments, if any, are reported in net gain (loss) from investment activities in our consolidated statements of operations.

The following table summarizes the valuation of our Automotive, Railcar, Holding Company and other investments by the above fair value hierarchy levels as of June 30, 2010 and December 31, 2009 (in millions of dollars):

Automotive, Railcar, Holding Company and other

	June 30, 2010			December 31, 2009
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Marketable equity and debt securities	$17	$—	$17	$23	$—	$23
Unrealized gain on derivative contracts, at fair value(1)	—	4	4	—	13	13
	$17	$4	$21	$23	$13	$36
Liabilities
Unrealized loss on derivative contracts, at fair value(2)	$—	$80	$80	$—	$51	$51

(1)	Amounts are classified within other assets in our consolidated balance sheets.
(2)	Amounts are classified within accrued expenses and other liabilities in our consolidated balance sheets.

In addition to items that are measured at fair value on a recurring basis, there are also assets and liabilities that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets (see Note 3, “Operating Units” and Note 9, “Goodwill and Intangible Assets, Net”), investments in non-consolidated affiliates (see Note 5, “Investment and Related Matters”) and conditional asset retirement obligations (“CARO”) (see Note 19, “Commitments and Contingencies”). We determined that the fair value measurements included in each of these assets and liabilities rely primarily on our assumptions as unobservable inputs that are not publicly available. As such, we have determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

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
June 30, 2010

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

Securities sold, not yet purchased, at fair value represent obligations of the Private Funds to deliver the specified security, thereby creating a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk, as the Private Funds’ satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets. The Private Funds’ investments in securities and amounts due from brokers are partially restricted until the Private Funds satisfy the obligation to deliver the securities sold, not yet purchased.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

7. Financial Instruments  – (continued)

The Private Funds utilize forward contracts to seek to protect their assets denominated in foreign currencies from losses due to fluctuations in foreign exchange rates. The Private Funds’ exposure to credit risk associated with non-performance of forward foreign currency contracts is limited to the unrealized gains or losses inherent in such contracts, which are recognized in unrealized gains or losses on derivative, futures and foreign currency contracts, at fair value in our consolidated balance sheets.

The Private Funds may also purchase and write option contracts. As a writer of option contracts, the Private Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Private Funds are obligated to purchase or sell, at the holder’s option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Private Funds’ satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets. At June 30, 2010 and December 31, 2009, the maximum payout amounts relating to certain written put options, excluding the S&P 500 Index options which are separately discussed, were $161 million and $268 million, respectively. As of June 30, 2010 and December 31, 2009, unrealized losses on these written put options were $13 million and $1 million, respectively. During fiscal 2010, the Private Funds also purchased and wrote option contracts on the S&P 500 Index as part of its market hedging strategy (referred to as the “S&P 500 Strategy”). At June 30, 2010, the maximum payout relating to the S&P 500 Strategy was $1.6 billion, assuming the value of the S&P 500 Index falls to zero, and $188 million assuming the value of the S&P 500 Index increases in value beyond 1,220. As of June 30, 2010, the unrealized gains from the S&P 500 Strategy were $110 million and were included in the net gains (loss) from investment activities in our consolidated statements of operations. The Private Funds did not employ the S&P 500 Strategy at December 31, 2009.

Certain terms of the Private Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2010 and December 31, 2009 was $58 million and $111 million, respectively.

At June 30, 2010 and December 31, 2009, the Private Funds had $283 million and $436 million, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash within our consolidated balance sheet.

U.S. GAAP requires the disclosure of information about obligations under certain guarantee arrangements. Such guarantee arrangements requiring disclosure include contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.

The Private Funds have entered into certain derivative contracts, in the form of credit default swaps, which meet the accounting definition of a guarantee, whereby the occurrence of a credit event with respect to the issuer of the underlying financial instrument may obligate the Private Funds to make a payment to the swap counterparties. As of June 30, 2010 and December 31, 2009, the Private Funds have entered into such credit default swaps with a maximum notional amount of $32 million and $164 million, respectively, with terms of approximately three years as of June 30, 2010. We estimate that our maximum exposure related to these credit default swaps approximates 36.8% and 33.8% of such notional amounts as of June 30, 2010 and December 31, 2009, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

7. Financial Instruments  – (continued)

The following table presents the notional amount, fair value, underlying referenced credit obligation type and credit ratings for derivative contracts in which the Private Funds are assuming risk (in millions of dollars):

	June 30, 2010		December 31, 2009		Underlying Reference Obligation
Credit Derivative Type Derivative Risk Exposure	Notional Amount	Fair Value	Notional Amount	Fair Value
Single name credit default swaps:
Below investment grade risk exposure	$32	$(4)	$164	$(16)	Corporate Credit

The following table presents the fair values of the Private Funds’ derivatives (in millions of dollars):

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives not designated as hedging instruments	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Equity contracts	$10	$9	$—	$—
Credit contracts	41	26	91	140
Sub-total	51	35	91	140
Netting across contract types(3)	(33)	(29)	(33)	(29)
Total(4)	$18	$6	$58	$111

(1)	Net asset derivatives are located within other assets in our consolidated balance sheets.
(2)	Net liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.
(3)	Represents the netting of receivables balances with payable balances for the same counterparty across contract types pursuant to netting agreements.
(4)	Excludes netting of cash collateral received and posted. The total collateral posted at June 30, 2010 and December 31, 2009 was approximately $283 million and $449 million, respectively, across all counterparties.

The following table presents the effects of the Private Funds’ derivative instruments on the statement of operations for the three and six months ended June 30, 2010 and 2009 (in millions of dollars):

	Three Months Ended June 30(1),		Six Months Ended June 30(1),
Derivatives not designated as hedging instruments	2010	2009	2010	2009
Interest rate contracts	$—	$4	$—	$52
Foreign exchange contracts	4	(7)	4	(6)
Equity contracts	1	(53)	—	(67)
Credit contracts	21	111	50	185
	$26	$55	$54	$164

(1)	Gains (losses) recognized on the Private Funds’ derivatives are classified in net gain (loss) from investment activities within our consolidated statements of operations.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

7. Financial Instruments  – (continued)

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

b. Automotive

During the fiscal year ended December 31, 2008 (“fiscal 2008”), Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through use of these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with same terms, they qualify for cash flow hedge accounting treatment. As of June 30, 2010 and December 31, 2009, unrealized net losses of $74 million and $50 million, respectively, were recorded in accumulated other comprehensive loss as a result of these hedges. As of June 30, 2010, losses of $34 million are expected to be reclassified from accumulated other comprehensive loss to our consolidated statement of operations within the next 12 months.

These interest rate swaps reduce Federal-Mogul’s overall interest rate risk. However, due to the remaining outstanding borrowings on Federal-Mogul’s debt agreements that continue to have variable interest rates, management believes that interest rate risk to Federal-Mogul could be material if there are significant adverse changes in interest rates.

Federal-Mogul’s production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. The primary purpose of Federal-Mogul’s commodity price forward contract activity is to manage the volatility associated with these forecasted purchases. Federal-Mogul monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include natural gas, copper, nickel, tin, zinc, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to 15 months in the future.

Federal-Mogul had commodity price hedge contracts outstanding with a combined notional value of $58 million and $28 million at June 30, 2010 and December 31, 2009, respectively, substantially all of which mature within one year. Of these outstanding contracts, $57 million and $26 million in combined notional values at June 30, 2010 and December 31, 2009, respectively, were designated as hedging instruments for accounting purposes. Immaterial unrealized net gains were recorded in accumulated other comprehensive loss as of June 30, 2010. Unrealized net gains of $5 million were recorded in accumulated other comprehensive loss as of December 31, 2009.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

7. Financial Instruments  – (continued)

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

Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. Federal-Mogul had notional values of $20 million and $10 million of foreign currency hedge contracts outstanding at June 30, 2010 and December 31, 2009, respectively, of which all mature in less than one year and substantially all were designated as hedging instruments for accounting purposes. Unrealized net gains of $2 million were recorded in accumulated other comprehensive loss as of June 30, 2010. Immaterial unrealized net losses were recorded in accumulated other comprehensive loss as of December 31, 2009.

For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Unrealized gains and losses associated with ineffective hedges, that are determined using the hypothetical derivative method, are recognized in other income, net. Derivative gains and losses included in accumulated other comprehensive loss for effective hedges are reclassified into operations upon recognition of the hedged transaction. Derivative gains and losses associated with undesignated hedges are recognized in other income, net for outstanding hedges and cost of goods sold upon hedge maturity. Federal-Mogul’s undesignated hedges are primarily commodity hedges and such hedges have become undesignated mainly due to forecasted volume declines.

Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, retailers and installers of automotive aftermarket parts. Federal-Mogul’s credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of Federal-Mogul’s net sales during the six months ended June 30, 2010. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.

The following table presents the fair values of Federal-Mogul’s derivative instruments (in millions of dollars):

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Designated as Cash Flow Hedging Instruments	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Interest rate swap contracts	$—	$—	$74	$50
Commodity contracts	2	6	2	1
Foreign currency contracts	2	—	—	—
	$4	$6	$76	$51

Derivatives not Designated as Hedging Instruments
Commodity contracts	$—	$1	$—	$—
	$—	$1	$—	$—

(1)	Asset derivatives are located within other assets in our consolidated balance sheets.
(2)	Liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

7. Financial Instruments  – (continued)

The following tables present the effect of Federal-Mogul’s derivative instruments in our consolidated statement of operations for the three and six months ended June 30, 2010 and 2009 (in millions of dollars):

For the Three Months Ended June 30, 2010
Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap contracts	$(23)	Interest expense	$(9)		$—
Commodity contracts	(5)	Cost of goods sold	1	Other income, net	(1)
Foreign exchange contracts	2	Cost of goods sold	—		—
	$(26)		$(8)		$(1)

For the Three Months Ended June 30, 2009
Derivatives Designated as Hedging Instruments	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)	Location of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap contracts	$22	Interest expense	$(9)		$—
Commodity contracts	4	Cost of goods sold	(5)	Other income, net	1
	$26		$(14)		$1

For the Six Months Ended June 30, 2010
Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Interest rate swap contracts	$(44)	Interest expense	$(19)
Commodity contracts	(2)	Cost of goods sold	3
Foreign currency contracts	3	Cost of goods sold	1
	$(43)		$(15)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

7. Financial Instruments  – (continued)

For the Six Months Ended June 30, 2009
Derivatives Designated as Hedging Instruments	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap contracts	$14	Interest expense	$(18)		$—
Commodity contracts	10	Cost of goods sold	(13)	Other income, net	2
Foreign exchange contracts	1	Cost of goods sold	1		—
	$25		$(30)		$2

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized on Derivatives		Gain (Loss) Recognized on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
Commodity contracts	Cost of goods sold	$—	$(3)	$1	$—
Commodity contracts	Other income, net	—	3	(1)	(5)
		$—	$—	$—	$(5)

8. Inventories, Net

Our consolidated inventories, net consist of the following (in millions of dollars):

	June 30, 2010	December 31, 2009
Raw materials	$192	$176
Work in process	177	163
Finished Goods	671	690
	1,040	1,029
Other:
Ferrous metals	24	30
Non-ferrous metals	11	10
Secondary metals	20	22
	55	62
Total inventories, net	$1,095	$1,091

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

9. Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consist of the following (in millions of dollars):

		June 30, 2010			December 31, 2009
Description	Amortization Periods	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Automotive	1 – 22 years	$640	$(149)	$491	$640	$(125)	$515
Food Packaging	6 – 13.5 years	23	(10)	13	23	(9)	14
Metals	5 – 15 years	11	(5)	6	11	(4)	7
Real Estate	12 – 12.5 years	121	(19)	102	121	(14)	107
		$795	$(183)	612	$795	$(152)	643
Indefinite-lived intangible assets:
Automotive				354			354
Food Packaging				2			2
Home Fashion				8			8
				364			364
Total intangible assets, net				$976			$1,007
Goodwill:
Automotive				$1,098			$1,073
Railcar				7			7
Food Packaging				3			3
				$1,108			$1,083

For the three and six months ended June 30, 2010, we recorded amortization expense of $16 million and $31 million, respectively, associated with definite-lived intangible assets. For the three and six months ended June 30, 2009, we recorded amortization expense of $24 million and $37 million, respectively. We utilize the straight line method of amortization, recognized over the estimated useful lives of the assets.

Automotive

In June 2010, Federal-Mogul acquired 100% ownership of the Daros Group, a privately-owned supplier of high technology piston rings for large-bore engines used in industrial energy generation and commercial shipping, with manufacturing operations in China, Germany and Sweden, for $39 million in cash. Federal-Mogul has begun the process of allocating the purchase price in accordance with FASB ASC Topic 805, Business Combinations. Federal-Mogul is utilizing a third party to assist in the fair value determination of certain components of the purchase price allocation, namely fixed assets and intangible assets. Federal-Mogul has preliminarily recorded $25 million of goodwill associated with this acquisition.

Food Packaging

As discussed in Note 2, “Acquisitions,” we acquired a majority interest in Viskase on January 15, 2010. As a result of our acquisition of a controlling interest in Viskase, certain long-term assets have been adjusted as a result of our required utilization of common control parties’ underlying basis in such assets. As of June 30, 2010, the net balances of such assets were as follows: $3 million for goodwill and $14 million for intangible assets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

9. Goodwill and Intangible Assets, Net  – (continued)

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

10. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions of dollars):

	Useful Life	June 30, 2010	December 31, 2009
	(years)	(in millions)
Land		$353	$304
Buildings and improvements	4 – 40	690	700
Machinery, equipment and furniture	1 – 25	2,075	2,121
Assets leased to others		484	484
Construction in progress		317	229
		3,919	3,838
Less accumulated depreciation and amortization		(991)	(880)
Property, plant and equipment, net		$2,928	$2,958

Depreciation and amortization expense related to property, plant and equipment for the three and six months ended June 30, 2010 was $83 million and $167 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the three and six months ended June 30, 2009 was $80 million and $161 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

11. Debt

Debt consists of the following (in millions of dollars):

	June 30, 2010	December 31, 2009
8% senior unsecured notes due 2018 – Icahn Enterprises	$1,142	$—
7.75% senior unsecured notes due 2016 – Icahn Enterprises	845	—
Senior unsecured variable rate convertible notes due 2013 – Icahn Enterprises	556	556
Senior unsecured 7.125% notes due 2013 – Icahn Enterprises	—	963
Senior unsecured 8.125% notes due 2012 – Icahn Enterprises	—	352
Debt Facilities – Automotive	2,737	2,672
Senior unsecured notes – Railcar	275	275
Senior secured notes and revolving credit facility – Food Packaging	214	174
Mortgages payable	112	114
Other	81	80
Total debt	$5,962	$5,186

Senior Unsecured Notes — Icahn Enterprises

7.75% Senior Unsecured Notes Due 2016 and 8% Senior Unsecured Notes Due 2018

On January 15, 2010, we and Icahn Enterprises Finance Corp. (“Icahn Enterprises Finance”) (collectively, the “Issuers”), issued $850,000,000 aggregate principal amount of 7.75% Senior Unsecured Notes due 2016 (the “2016 Notes”) and $1,150,000,000 aggregate principal amount of 8% Senior Unsecured Notes due 2018 (the “2018 Notes” and, together with the 2016 Notes, referred to as the “New Notes”) pursuant to the purchase agreement, dated January 12, 2010 (the “Purchase Agreement”), by and among the Issuers, Icahn Enterprises Holdings, as guarantor (the “Guarantor”), and Jefferies & Company, Inc., as initial purchaser (the “Initial Purchaser”). Icahn Enterprises Finance, our wholly owned subsidiary, was formed solely for the purpose of serving as a co-issuer of our debt securities in order to facilitate offerings of the debt securities. The 2016 Notes were priced at 99.411% of their face value and the 2018 Notes were priced at 99.275% of their face value. The gross proceeds from the sale of the New Notes were approximately $1,986,656,000, a portion of which was used to purchase the approximate $1.28 billion in aggregate principal amount (or approximately 97%) of the 2013 Notes and the 2012 Notes, as defined below, that were tendered pursuant to cash tender offers and consent solicitations and to pay related fees and expenses. Interest on the New Notes are payable on January 15 and July 15 of each year, commencing July 15, 2010. The Purchase Agreement contains customary representations, warranties and covenants of the parties and indemnification and contribution provisions whereby the Issuers and the Guarantor, on the one hand, and the Initial Purchaser, on the other, have agreed to indemnify each other against certain liabilities. As described below, the 2012 Notes and 2013 Notes were satisfied and discharged pursuant to their respective indentures on January 15, 2010.

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
June 30, 2010

11. Debt  – (continued)

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

In connection with the issuance of the New Notes, the Issuers and the Guarantor entered into a Registration Rights Agreement, dated January 15, 2010 (the “Registration Rights Agreement”), with the Initial Purchaser. On April 16, 2010, we filed an initial registration statement on Form S-4 under the Securities Act of 1933, as amended (the “Securities Act”) with respect to the New Notes. We agreed pursuant to the registration rights agreement to file a registration statement (or the exchange offer registration statement on Form S-4) with the SEC no later than May 15, 2010 with respect to the exchange of the New Notes for exchange notes (or the Exchange Notes), to use all commercially reasonable efforts to have the exchange offer registration statement declared effective by the SEC on or prior to August 13, 2010 and to thereafter commence the exchange offer to exchange the New Notes for Exchange Notes that have been registered under the Securities Act. The SEC declared our exchange offer registration statement on Form S-4 effective on June 21, 2010. Pursuant to the registration rights agreement, we subsequently commenced the exchange offer to exchange the unregistered New Notes for registered Exchange Notes and the exchange offer expired on July 21, 2010. The 2016 Notes in the aggregate principal amount of $848,555,000 and 2018 Notes in the aggregate principal amount of $1,150,000,000 were properly tendered in the exchange offer and accepted by us in exchange for registered Exchange Notes. The 2016 Notes in the principal amount of $1,445,000 were not tendered in the exchange offer and remain unregistered.

Senior Unsecured Variable Rate Convertible Notes Due 2013 — Icahn Enterprises

In April 2007, we issued an aggregate of $600 million of variable rate senior convertible notes due 2013 (the “variable rate notes”). The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act, and issued pursuant to an indenture dated as of April 5, 2007, by and among us, as issuer, Icahn Enterprises Finance, as co-issuer, and Wilmington Trust Company, as trustee. Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the variable rate notes. The variable rate notes bear interest at a rate of three-month LIBOR minus 125 basis points, but the all-in-rate can be no less than 4.0% nor more than 5.5%, and are convertible into our depositary units at a conversion price of $132.595 per depositary unit per $1,000 principal amount, subject to adjustments in certain circumstances. Pursuant to the indenture governing the variable rate notes, on October 5, 2008, the conversion price was adjusted downward to $105.00 per depositary unit per $1,000 principal amount. As of June 30, 2010, the interest rate was 4.0%. The interest on the variable rate notes is payable quarterly on each January 15, April 15, July 15 and October 15. The variable rate notes mature on August 15, 2013, assuming they have not been converted to depositary units before their maturity date.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

11. Debt  – (continued)

In the event that we declare a cash dividend or similar cash distribution in any calendar quarter with respect to our depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits and/or stock dividends), the indenture governing the variable rate notes requires that we simultaneously make such distribution to holders of the variable rate notes in accordance with a formula set forth in the indenture. We paid an aggregate cash distribution of approximately $2 million for each of the six months ended June 30, 2010 and 2009, to holders of our variable rate notes in respect to our distributions payment to our depositary unitholders. Such amounts have been classified as interest expense.

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

Effective January 15, 2010, the 2013 Notes Indenture, among the Issuers, the Guarantor and Wilmington Trust Company, as trustee, has been satisfied and discharged in accordance with its terms by the Issuers. The Issuers deposited a total of $1,018 million with Wilmington Trust Company as trustee under the 2013 Notes Indenture and depositary for cash tender offer to repay all accounts outstanding under the 2013 Notes and to satisfy and discharge the 2013 Notes Indenture. $939 million was deposited with the depositary to purchase the 2013 Notes that were tendered pursuant to the cash tender offer. In connection with the purchase of the tendered 2013 Notes, the Issuers paid total consideration of $988 million, which consisted of: (i) $939 million of base consideration for the aggregate principal amount tendered; (ii) $28 million of accrued and unpaid interest on the tendered 2013 Notes; and (iii) $21 million of consent payments in connection with the solicitation of consents from holders of 2013 Notes to eliminate the incurrence of indebtedness and issuance of preferred stock covenant in the 2013 Notes Indenture. The Issuers also deposited $29 million with the trustee in connection with the redemption of the remaining 2013 Notes.

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
June 30, 2010

11. Debt  – (continued)

The 2012 Notes Indenture restricted the ability of Icahn Enterprises and Icahn Enterprises Holdings, subject to certain exceptions, to, among other, things: incur additional debt; pay dividends or make distributions; repurchase units; create liens and enter into transactions with affiliates.

Effective January 15, 2010, the 2012 Notes Indenture, among the Issuers, the Guarantor and Wilmington Trust Company, as trustee, was satisfied and discharged in accordance with its terms by the Issuers. The Issuers deposited a total of $364 million with Wilmington Trust Company as trustee under the 2012 Notes Indenture and depositary for a cash tender offer to repay all amounts outstanding under the 2012 Notes and to satisfy and discharge the 2012 Notes Indenture. $345 million was deposited with the depositary to purchase the 2012 Notes that were tendered pursuant to the cash tender offer. In connection with the purchase of the tendered 2012 Notes, the Issuers paid total consideration of $355 million, which consisted of: (i) $345 million of base consideration for the aggregate principal amount tendered; (ii) $3 million of accrued and unpaid interest on the tendered 2012 Notes; and (iii) $7 million of consent payments in connection with the solicitation of consents from holders of 2012 Notes to eliminate the incurrence of indebtedness and issuance of preferred stock covenant in the 2012 Notes Indenture. The Issuers also deposited $8 million with the trustee in connection with the redemption of the remaining 2012 Notes.

Senior Unsecured Notes Restrictions and Covenants

The indenture governing the variable rate notes, and the indenture governing both the 2016 Notes and the 2018 Notes, restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indenture, with certain exceptions. In addition, the indentures require that on each quarterly determination date we and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined in the applicable indenture. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Each of the 2013 Notes Indenture and the 2012 Notes Indenture contained similar restrictions and covenants prior to their termination on January 15, 2010.

As of June 30, 2010 and December 31, 2009, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the applicable indentures. Additionally, as of June 30, 2010, based on certain minimum financial ratios, we and Icahn Enterprises Holdings may incur $654 million in additional indebtedness.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

11. Debt  – (continued)

During fiscal 2008, Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable rate term loans under the Debt Facilities. Through use of these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment.

Federal-Mogul had $49 million and $50 million of letters of credit outstanding as of June 30, 2010 and December 31, 2009, respectively, all of which pertain to the term loan credit facility. As of June 30, 2010 and December 31, 2009, the borrowing availability under the revolving credit facility was $540 million and $470 million, respectively.

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

The Debt Facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on (i) investments; (ii) certain acquisitions, mergers or consolidations; (iii) sale and leaseback transactions; (iv) certain transactions with affiliates and (v) dividends and other payments in respect of capital stock. At June 30, 2010 and December 31, 2009, Federal-Mogul was in compliance with all debt covenants under the Debt Facilities.

Senior Unsecured Notes — Railcar

In February 2007, ARI issued $275 million senior unsecured fixed rate notes (“ARI Notes”) that were subsequently exchanged for registered notes in March 2007.

The ARI Notes bear a fixed interest rate of 7.5% and are due in 2014. Interest on the ARI Notes is payable semi-annually in arrears on March 1 and September 1. The indenture governing the ARI Notes (the “ARI Notes Indenture”) contains restrictive covenants that limit ARI’s ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. As of June 30, 2010, based on certain financial ratios, certain of these covenants, including ARI’s ability to incur additional debt, have become further restricted. ARI was in compliance with all of its covenants under the ARI Notes Indenture as of June 30, 2010.

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
June 30, 2010

11. Debt  – (continued)

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

In November 2007, Viskase entered into a $25 million secured revolving credit facility (the “Viskase Revolving Credit Facility”) with Arnos Corporation, an affiliate of Mr. Icahn. In connection with our majority acquisition of Viskase on January 15, 2010, we assumed the Viskase Revolving Credit Facility from Arnos Corporation. On April 27, 2010, we entered into an agreement with Viskase, extending the maturity date of the Viskase Revolving Credit Facility from January 31, 2011 to January 31, 2012. Borrowings under the loan and security agreement governing the Viskase Revolving Credit Facility are subject to a borrowing base formula based on percentages of eligible domestic receivables and eligible domestic inventory. Under the Viskase Revolving Credit Facility, the interest rate is LIBOR plus a margin of 2.00% currently (which margin will be subject to performance based increases up to 2.50%); provided that the minimum interest rate shall be at least equal to 3.00%. The Viskase Revolving Credit facility also provides for an unused line fee of 0.375% per annum. There were no borrowings under the Viskase Revolving Credit Facility at June 30, 2010 and December 31, 2009.

Indebtedness under the Viskase Revolving Credit Facility is secured by liens on substantially all of Viskase’s domestic and Mexican assets, with liens on certain assets that are contractually senior to the Viskase 9.875% Notes and the related guarantees pursuant to an intercreditor agreement and the Viskase 9.875% Notes.

The Viskase Revolving Credit Facility contains various covenants which restrict Viskase’s ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets, make certain restricted payments, create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. The Viskase Revolving Credit Facility also requires that Viskase complies with various financial covenants. Viskase is in compliance with these requirements as of June 30, 2010 and December 31, 2009.

In its foreign operations, Viskase has unsecured lines of credit with various banks providing approximately $6 million of availability. There were no borrowings under the lines of credit at June 30, 2010.

Letters of credit in the amount of $2 million were outstanding under facilities with a commercial bank, and were cash collateralized at June 30, 2010.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

11. Debt  – (continued)

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

As of June 30, 2010, there were no borrowings under the agreement, but there were outstanding letters of credit of $17 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of $48 million at June 30, 2010.

Sale of Previously Purchased Subsidiary Debt

During the six months ended June 30, 2010, we received proceeds of $65 million from the sale of previously purchased debt of entities included in our consolidated financial statements in the principal amount of $77 million.

Debt Extinguishment — 2012 Notes and 2013 Notes

In connection with the debt extinguishment related to our 2012 Notes and 2013 Notes as discussed above, we recorded a $40 million loss for the six months ended June 30, 2010.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

12. Compensation Arrangements  – (continued)

The General Partners recorded no compensation expense for the three months ended June 30, 2010, and $0.3 million for the six months ended June 30, 2010. This compares to $5 million and $10 for the three and six months ended June 30, 2009, respectively. Compensation expense is included in selling, general and administrative expenses within our consolidated statements of operations. Compensation expense arising from grants in special profits interest allocations and incentive allocations are recognized in our consolidated financial statements over the vesting period. Accordingly, unvested balances of special profits interest allocations and incentive allocations allocated to certain employees are not reflected in our consolidated financial statements. Unvested amounts not yet recognized as compensation expense within our consolidated statements of operations were $1 million as of June 30, 2010. That cost is expected to be recognized over a weighted average of 3.3 years as of June 30, 2010. Cash paid to settle rights that had been withdrawn for the six months ended June 30, 2010 was $9 million. Cash paid to settle rights that had been withdrawn for the six months ended June 30, 2009 was $5 million.

Automotive

Stock-Based Compensation

On March 23, 2010, Federal-Mogul entered into the Second Amended and Restated Employment Agreement, which extended Mr. Alapont’s employment with Federal-Mogul for three years. Also on March 23, 2010, Federal-Mogul amended and restated the Stock Option Agreement by and between Federal-Mogul and Mr. Alapont dated as of February 15, 2008 (the “Restated Stock Option Agreement”). The Restated Stock Option Agreement removed Mr. Alapont’s put option to sell stock received from a stock option exercise to Federal-Mogul for cash. The Restated Stock Option Agreement provides for payout of any exercise of Mr. Alapont’s stock options in stock or, at the election of Federal-Mogul, in cash. The awards were previously accounted for as liability awards based on the optional cash exercise feature; however, the accounting impact associated with this modification is that the stock options are now considered an equity award as of March 23, 2010.

Federal-Mogul revalued the stock options granted to Mr. Alapont at March 23, 2010, resulting in a revised fair value of $27 million. This amount was reclassified from accounts payable, accrued expenses and other liabilities to partners’ equity due to their equity award status. As these stock options are fully vested, no further expense related to these stock options will be recognized. Federal-Mogul revalued the Deferred Compensation Agreement, which was also amended and restated on March 23, 2010, at June 30, 2010, resulting in a revised fair value of $8 million. Since this agreement provides for net cash settlement at the option of Mr. Alapont, it continues to be treated as a liability award as of June 30, 2010 and through its eventual payout. During the three months ended June 30, 2010 and 2009, Federal-Mogul recognized $1 million and $4 million, respectively, in expense associated with Mr. Alapont’s stock options and Deferred Compensation Agreement. During each of the six months ended June 30, 2010 and 2009, Federal-Mogul recognized $7 million in expense associated with Mr. Alapont’s stock options and Deferred Compensation Agreement.

Key assumptions and related option-pricing models used by Federal-Mogul are summarized in the following table:

	March 23, 2010 Valuation	June 30, 2010
	Stock Options	Deferred Compensation
Valuation Model	Black-Scholes	Monte Carlo
Expected volatility	58%	63%
Expected dividend yield	0%	0%
Risk-free rate over the estimated expected life	1.18%	0.73%
Expected life (in years)	2.38	2.25

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

12. Compensation Arrangements  – (continued)

Expected volatility is based on the average of five-year historical volatility and implied volatility for a group of auto industry comparator companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected lives. Expected dividend yield is zero as Federal-Mogul has not paid dividends to holders of its common stock in the recent past nor does it expect to do so in the future. Expected lives are equal to one-half of the time to the end of the term.

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

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law, and on March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010, was also signed into law. The newly enacted acts contain provisions which could impact our accounting for retiree medical benefits in future periods; however, the extent of that impact, if any, cannot be determined until regulations are promulgated under these acts and additional interpretations of these acts become available. We will continue to assess the accounting implications of these acts. See Note 17, “Income Taxes,” for further discussion on the impact of these acts.

On May 6, 2010, Federal-Mogul approved an amendment to its U.S. Welfare Benefit Plan which eliminated postemployment health care and life insurance benefits (“Other Benefits”) for certain salaried and non-union hourly employees and retirees effective July 1, 2010. This amendment reduced Federal-Mogul’s accumulated postemployment benefit obligation (“APBO”) by $135 million, of which $131 million is being amortized over the average remaining service lives of active participants of approximately 9 years. The remaining $4 million resulted in a curtailment gain, which was recognized in our consolidated statements of operations for the three and six months ended June 30, 2010.

The following table presents the aggregate components of pension expense for Federal-Mogul, ARI and Viskase for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected return on plan assets	$(15)	$(11)	$(30)	$(25)
Service costs for benefits earned	7	9	15	17
Interest cost on benefit obligation	26	29	54	59
Net actuarial loss/prior service credit amortization	3	8	10	16
Curtailment gain	(4)	—	(4)	—
Pension plan expense	$17	$35	$45	$67

14. Preferred Limited Partner Units

Pursuant to certain rights offerings consummated in 1995 and 1997, we issued preferred units. Each preferred unit had a liquidation preference of $10.00 and entitled the holder to receive distributions, payable solely in additional preferred units, at the rate of $0.50 per preferred unit per annum (which is equal to a rate of 5% of the liquidation preference thereof), payable annually at the end of March (each referred to herein as a Payment Date). On any Payment Date, we, subject to the approval of the Audit Committee, were able to

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

14. Preferred Limited Partner Units  – (continued)

redeem all of the preferred units for an amount, payable either in all cash or by issuance of our depositary units, equal to the liquidation preference of the preferred units, plus any accrued but unpaid distributions thereon.

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

We recorded $2 million and $3 million of interest expense for the six months ended June 30, 2010 and 2009, respectively, in connection with the preferred unit distributions. We did not record any interest expense for the three months ended June 30, 2010 as the preferred units were redeemed as of March 31, 2010. For the three months ended June 30, 2009, we recorded $1 million of interest expense.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

15. Net income per LP Unit  – (continued)

The following table sets forth the allocation of net income (loss) attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted income (loss) per LP unit for the periods indicated (in millions of dollars, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net (loss) income attributable to Icahn Enterprises from continuing operations	$(116)	$132	$(181)	$136
Less: Income from common control acquisitions allocated to the general partner	—	(4)	—	(7)
	(116)	128	(181)	129
Basic (loss) income attributable to Icahn Enterprises from continuing operations allocable to limited partners (98.01% share of income or loss)	$(113)	$125	$(177)	$126
Basic income attributable to Icahn Enterprises from discontinued operations allocable to limited partners	$—	$2	$—	$2
Basic (loss) income per LP Unit:
(Loss) income from continuing operations per LP unit	$(1.35)	$1.67	$(2.16)	$1.68
Income from discontinued operations per LP unit	0.00	0.03	0.00	0.03
	$(1.35)	$1.70	$(2.16)	$1.71
Basic and diluted weighted average LP units outstanding	84	75	82	75
Diluted (loss) income per LP Unit:
(Loss) income from continuing operations per LP unit	$(1.35)	$1.56	$(2.16)	$1.63
Income from discontinued operations per LP unit	0.00	0.03	0.00	0.03
	$(1.35)	$1.59	$(2.16)	$1.66
Diluted weighted average LP units outstanding	84	85	82	79

The effect of dilutive securities in computing diluted income (loss) per LP unit is as follows (in millions):

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Income	Units	Income	Units
Redemption of preferred LP units	$1	5	$3	4
Variable rate notes	7	5	—	—

As their effect would have been anti-dilutive, the following equivalent units have been excluded from the diluted weighted average LP units outstanding for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Redemption of preferred LP units	—	—	2	—
Variable rate notes	5	—	5	5

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

16. Segment Reporting

As of June 30, 2010, our seven reportable segments are: (1) Investment Management; (2) Automotive; (3) Railcar; (4) Food Packaging; (5) Metals; (6) Real Estate and (7) Home Fashion. Our Investment Management segment provides investment advisory and certain administrative and back office services to the Private Funds, but does not provide such services to any other entities, individuals or accounts. Our Automotive segment consists of Federal-Mogul. Our Railcar segment consists of ARI. Our Food Packaging segment consists of Viskase. Our Metals segment consists of PSC Metals. Our Real Estate segment consists of rental real estate, property development and the operation of resort properties. Our Home Fashion segment consists of WPI. In addition to our seven reportable segments, we present the results of the Holding Company which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company.

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

	Three Months Ended June 30, 2010
	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
Revenues:
Net sales	$—	$1,598	$62	$81	$207	$11	$107	$—	$2,066
Net (loss) gain from investment activities	(243)	—	—	—	—	—	—	(9)	(252)
Interest and dividend income	49	2	1	—	—	1	—	1	54
Other income (expense), net	—	12	(2)	(1)	—	13	2	(1)	23
	(194)	1,612	61	80	207	25	109	(9)	1,891
Expenses:
Cost of goods sold	—	1,324	59	58	198	3	95	—	1,737
Selling, general and administrative	12	177	6	11	5	16	19	4	250
Restructuring and impairment	—	9	—	—	—	—	3	—	12
Interest expense	1	34	6	5	—	2	1	46	95
	13	1,544	71	74	203	21	118	50	2,094
(Loss) income from continuing operations before income tax (expense) benefit	(207)	68	(10)	6	4	4	(9)	(59)	(203)
Income tax benefit (expense)	1	(18)	4	(1)	(2)	—	—	(3)	(19)
Net (loss) income from continuing operations	(206)	50	(6)	5	2	4	(9)	(62)	(222)
Less: net loss (income) attributable to non-controlling interests from continuing operations	116	(14)	3	(2)	—	—	3	—	106
Net (loss) income attributable to Icahn Enterprises from continuing operations	$(90)	$36	$(3)	$3	$2	$4	$(6)	$(62)	$(116)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

16. Segment Reporting  – (continued)

	Three Months Ended June 30, 2009
	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
Revenues:
Net sales	$—	$1,304	$110	$76	$64	$11	$86	$—	$1,651
Net gain (loss) from investment activities	684	—	—	—	—	—	—	4	688
Interest and dividend income	35	1	2	—	—	1	—	1	40
Other income (expense), net	—	20	(2)	(2)	—	11	1	—	28
	719	1,325	110	74	64	23	87	5	2,407
Expenses:
Cost of goods sold	—	1,107	97	55	65	6	77	—	1,407
Selling, general and administrative	41	185	6	10	5	18	19	3	287
Restructuring and impairment	—	2	—	—	—	1	6	—	9
Interest expense	—	32	5	4	—	2	—	33	76
	41	1,326	108	69	70	27	102	36	1,779
Income (loss) from continuing operations before income tax (expense) benefit	678	(1)	2	5	(6)	(4)	(15)	(31)	628
Income tax (expense) benefit	(2)	9	—	(1)	2	—	—	1	9
Net income (loss) from continuing operations	676	8	2	4	(4)	(4)	(15)	(30)	637
Less: net (income) loss attributable to non-controlling interests from continuing operations	(504)	(4)	(1)	(1)	—	—	5	—	(505)
Net income (loss) attributable to Icahn Enterprises from continuing operations	$172	$4	$1	$3	$(4)	$(4)	$(10)	$(30)	$132

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

16. Segment Reporting  – (continued)

	Six Months Ended June 30, 2010
	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
Revenues:
Net sales	$—	$3,087	$114	$161	$381	$19	$190	$—	$3,952
Net (loss) gain from investment activities	(253)	—	—	—	—	—	—	—	(253)
Interest and dividend income	113	3	2	—	—	2	—	2	122
Loss on extinguishment of debt	—	—	—	—	—	—	—	(40)	(40)
Other income (expense), net	—	2	(4)	(1)	—	25	3	—	25
	(140)	3,092	112	160	381	46	193	(38)	3,806
Expenses:
Cost of goods sold	—	2,559	110	118	363	4	172	—	3,326
Selling, general and administrative	34	373	12	22	10	33	36	10	530
Restructuring and impairment	—	14	—	—	—	—	6	—	20
Interest expense	1	71	11	10	—	4	1	92	190
	35	3,017	133	150	373	41	215	102	4,066
(Loss) income from continuing operations before income tax (expense) benefit	(175)	75	(21)	10	8	5	(22)	(140)	(260)
Income tax (expense) benefit	—	(11)	8	(1)	(3)	—	—	(5)	(12)
Net (loss) income from continuing operations	(175)	64	(13)	9	5	5	(22)	(145)	(272)
Less: net loss (income) attributable to non-controlling interests from continuing operations	100	(19)	6	(3)	—	—	7	—	91
Net (loss) income attributable to Icahn Enterprises from continuing operations	$(75)	$45	$(7)	$6	$5	$5	$(15)	$(145)	$(181)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

16. Segment Reporting  – (continued)

	Six Months Ended June 30, 2009
	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
Revenues:
Net sales	$—	$2,542	$267	$145	$140	$20	$170	$—	$3,284
Net gain (loss) from investment activities	943	—	—	—	—	—	—	(4)	939
Interest and dividend income	110	3	3	—	—	3	—	3	122
Other income (expense), net	—	34	(3)	(2)	1	22	2	—	54
	1,053	2,579	267	143	141	45	172	(1)	4,399
Expenses:
Cost of goods sold	—	2,187	238	107	163	8	156	—	2,859
Selling, general and administrative	69	382	13	20	8	30	36	7	565
Restructuring and impairment	—	40	—	—	13	1	12	—	66
Interest expense	1	66	10	7	—	4	1	67	156
	70	2,675	261	134	184	43	205	74	3,646
Income (loss) from continuing operations before income tax (expense) benefit	983	(96)	6	9	(43)	2	(33)	(75)	753
Income tax (expense) benefit	(2)	6	(2)	(2)	16	—	—	—	16
Net income (loss) from continuing operations	981	(90)	4	7	(27)	2	(33)	(75)	769
Less: net (income) loss attributable to non-controlling interests from continuing operations	(660)	20	(2)	(2)	—	—	11	—	(633)
Net income (loss) attributable to Icahn Enterprises from continuing operations	$321	$(70)	$2	$5	$(27)	$2	$(22)	$(75)	$136

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

16. Segment Reporting  – (continued)

Condensed balance sheets by reportable segment as of June 30, 2010 and December 31, 2009 are presented below (in millions of dollars).

	June 30, 2010
	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated
ASSETS
Cash and cash equivalents	$6	$1,020	$320	$88	$34	$71	$47	$905	$2,491
Cash held at consolidated affiliated partnerships and restricted cash	1,199	—	—	2	5	4	—	15	1,225
Investments	6,227	201	48	—	3	—	14	14	6,507
Accounts receivable, net	—	1,119	29	50	75	4	74	—	1,351
Inventories, net	—	803	42	51	55	—	144	—	1,095
Property, plant and equipment, net	—	1,685	190	98	104	711	137	3	2,928
Goodwill and intangible assets, net	—	1,943	7	18	6	102	8	—	2,084
Other assets	142	313	13	26	38	14	34	34	614
Total assets	$7,574	$7,084	$649	$333	$320	$906	$458	$971	$18,295
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$677	$1,876	$46	$63	$58	$31	$69	$197	$3,017
Securities sold, not yet purchased, at fair value	411	—	—	—	—	—	—	—	411
Due to brokers	774	—	—	—	—	—	—	—	774
Post-employment benefit liability	—	1,164	6	44	2	—	—	—	1,216
Debt	—	2,813	275	216	2	113	—	2,543	5,962
Total liabilities	1,862	5,853	327	323	62	144	69	2,740	11,380
Equity attributable to Icahn Enterprises	2,141	880	175	5	258	762	338	(1,793)	2,766
Equity attributable to non-controlling interests	3,571	351	147	5	—	—	51	24	4,149
Total equity	5,712	1,231	322	10	258	762	389	(1,769)	6,915
Total liabilities and equity	$7,574	$7,084	$649	$333	$320	$906	$458	$971	$18,295

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

17. Income Taxes

We recorded an income tax expense of $19 million and income tax benefit of $9 million on pre-tax loss of $203 million and pre-tax income of $628 million, respectively, for the three months ended June 30, 2010 and 2009. We recorded an income tax expense of $12 million and income tax benefit of $16 million on pre-tax loss of $260 million and pre-tax income of $753 million, respectively, for the six months ended June 30, 2010 and 2009. Our effective income tax rate was (9.4)% and (1.4)% for the three months ended June 30, 2010 and 2009, respectively, and (4.6)% and (2.1)% for the six months ended June 30, 2010 and 2009, respectively. The difference between the effective tax rate and the statutory federal rate of 35% is due principally to income or losses from partnership entities in which taxes are the responsibility of the partners, as well as changes in valuation allowances.

It is reasonably possible that unrecognized tax benefits for our Automotive segment in multiple jurisdictions, which primarily relate to transfer pricing, corporate reorganization and various other matters, may decrease by approximately $300 million in the next 12 months due to audit settlements or statute expirations, of which approximately $30 million, if recognized, could impact the effective tax rate.

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and, on March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010, was also signed into law. The newly enacted acts will reduce the tax deduction available to Federal-Mogul to the extent of receipt of Medicare Part D subsidy. Although this legislation does not take effect until 2012, Federal-Mogul is required to recognize the impact in its financial statements in the period in which it is signed. Due to the full valuation allowance recorded against deferred tax assets in the United States, this legislation will not impact Federal-Mogul’s 2010 effective tax rate. We do not believe that the provisions of these laws will have a material effect on our other segments.

18. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following (in millions):

	June 30, 2010	December 31, 2009
Post-employment benefits, net of tax	$(202)	$(347)
Hedge instruments, net of tax	(94)	(68)
Translation adjustments and other	(378)	(242)
	$(674)	$(657)

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
June 30, 2010

19. Commitments and Contingencies  – (continued)

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

Total environmental liabilities, determined on an undiscounted basis, were $19 million and $22 million at June 30, 2010 and December 31, 2009, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.

Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment’s results of operations could be materially affected. At June 30, 2010, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, approximate $41 million.

Conditional Asset Retirement Obligations

Federal-Mogul records CARO activities in accordance with applicable U.S. GAAP. Federal-Mogul’s primary CARO activities relate to the removal of hazardous building materials at its facilities. Federal-Mogul records a CARO at fair value upon initial recognition when the amount can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. CARO fair values are determined based on Federal-Mogul’s determination of what a third party would charge to perform the remediation activities, generally using a present value technique. Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $27 million and $30 million as of June 30, 2010 and December 31, 2009, respectively, for CARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of CARO.

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

We had acquired ownership of a majority of the common stock in WPI through a July 2005 Sale Order entered by the United States Bankruptcy Court for the Southern District of New York. Under that Sale Order, WPI acquired substantially all of the assets of WestPoint Stevens, Inc. The losing bidders at the Bankruptcy Court auction that led to the Sale Order challenged the Sale Order. In November 2005, the United States District Court for the Southern District of New York modified portions of the Sale Order in a manner that could have reduced our ownership of WPI stock below 50%. In its March 26, 2010 decision, the Second Circuit held that we are entitled to own a majority of the common stock of WPI, and thus have control of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

19. Commitments and Contingencies  – (continued)

WPI. The Second Circuit ordered the Bankruptcy Court’s Sale Order reinstated, to ensure that our percentage ownership of the common stock of WPI will be at least 50.5%. The Second Circuit modified the distribution of certain Subscription Rights in WPI. The manner in which those Subscription Rights are distributed, and whether or not they are exercised, could modify our percentage ownership of WPI’s common stock, so that our percentage could range from 50.5% to 79%. The Second Circuit ordered the District Court to remand the matter back to the Bankruptcy Court for further proceedings consistent with its ruling, and the District Court has done so. On further proceedings, the Bankruptcy Court is required to enter an Order implementing the Second Circuit’s decision.

There is a related proceeding in Delaware Chancery Court, brought by the same “losing bidders” who are parties to the case decided by the Second Circuit. The Delaware case had been stayed pending a decision from the Second Circuit. In prior proceedings in the Delaware Court, the Court dismissed breach of fiduciary duty claims, held that WPI had a contractual obligation to proceed with a Registration Statement for its stock, and also declined to dismiss a Delaware statutory claim and other claims. In their claim relating to the Registration Statement, plaintiffs had maintained that they held liens on a majority of WPI common stock, and were entitled to have all of that common stock registered to facilitate its sale. The plaintiffs in the Delaware case amended their complaint in light of the Second Circuit’s decision. The plaintiffs pled new claims for breach of fiduciary duty (and aiding and abetting such alleged breach) against WPI, Icahn Enterprises L.P., Icahn Enterprises Holdings Limited Partnership, Carl C. Icahn and others, based on WPI’s not having proceeded with a Registration Statement. Plaintiffs amended their contractual claim against WPI relating to the Registration Statement, so that the claim relates to the stock which the Second Circuit held that plaintiffs own, rather than the stock upon which plaintiffs had claimed a lien. Plaintiffs alleged that because WPI did not proceed with the Registration Statement, plaintiffs were unable to sell their stock in WPI, and seek to recover the diminution in the value of that stock. Plaintiffs have retained their claim for unjust enrichment against all defendants, including WPI, Icahn Enterprises L.P, Icahn Enterprises Holdings Limited Partnership, Carl C. Icahn and others. Plaintiffs have withdrawn certain other claims, including the Delaware statutory claim. In light of the Second Circuit’s decision holding that we own a majority of common stock in WPI, and are entitled to control, the Delaware Court vacated a prior “Limited Status Quo Order” which had required WPI to give notice to plaintiffs of certain corporate actions. On May 20, 2010, WPI and other defendants moved to dismiss the amended complaint. On July 16, 2010, the plaintiffs filed their papers in opposition to the motion. The reply papers of WPI and the other defendants are due August 10, 2010, after which it is expected that the court will hold oral argument on the motion, If the case is not dismissed, trial is scheduled to begin December 6, 2010.

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

The parties to the lawsuit agreed to settle the lawsuit and settlement has received court approval. The court order is subject to appeal. Assuming no appeal is filed, defendant Icahn Enterprises will pay $9.15 million on August 25, 2010 into an escrow account designated by plaintiff and such funds, after the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

19. Commitments and Contingencies  – (continued)

withdrawal of plaintiff’s counsel’s awarded attorneys’ fee and plaintiff’s awarded fee, will be distributed to the class of NEGI stockholders represented by plaintiff. In addition, all claims against all defendants will be dismissed.

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

PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy in all pending cases. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of June 30, 2010 and December 31, 2009. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.

Certain of PSC Metals’ facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals’ operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management’s judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $27 million as of each of June 30, 2010 and December 31, 2009. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

19. Commitments and Contingencies  – (continued)

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

Other

ARI was named the defendant in a wrongful death lawsuit, Nicole Lerma v. American Railcar Industries, Inc. The lawsuit was filed on August 17, 2007, in the Circuit Court of Greene County, Arkansas Civil Division. The court reached a verdict in favor of ARI on May 24, 2010. The plaintiff did not appeal the decision.

One of ARI’s joint ventures entered into a credit agreement in December 2007. Effective August 5, 2009, ARI and the other initial partner acquired this loan from the lender parties thereto, with each party acquiring a 50.0% interest in the loan. The total commitment under the term loan is $60 million with an additional $10 million commitment under the revolving loan. ARI is responsible to fund 50.0% of the loan commitments. The balance outstanding on these loans, due to ARI, was $34 million of principal and accrued interest as of June 30, 2010. ARI’s share of the remaining commitment on these loans was $3 million as of June 30, 2010.

Investment Management

In connection with Tropicana’s completion of the Restructuring Transactions (see Note 5, “Investments and Related Matters”), Tropicana entered into a credit agreement, dated as of December 29, 2009 (the “Exit Facility”) which consists of (i) a $130 million Term Loan Facility issued at a discount of 7%, which was funded on March 8, 2010, the Effective Date, and (ii) a $20 million Revolving Facility. Each of the Investment Funds is a lender under the Exit Facility and, in the aggregate, holds over 50% of the loans under the Term Loan Facility and is obligated to provide 100% of any amounts borrowed by Tropicana under the Revolving Facility. As of June 30, 2010, Tropicana has not borrowed any amounts from the Revolving Facility.

20. Subsequent Events

Declaration of Distribution on Depositary Units

On July 30, 2010, the Board of Directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the third quarter of fiscal 2010. The distribution will be paid on September 2, 2010, to depositary unitholders of record at the close of business on August 20, 2010. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises L.P.

We have reviewed the accompanying consolidated balance sheet of Icahn Enterprises L.P. and Subsidiaries (the “Partnership”) (a Delaware limited partnership) as of June 30, 2010, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2010 and 2009, the consolidated cash flows for the six-month periods ended June 30, 2010 and 2009, and the consolidated statement of changes in equity and comprehensive loss for the six-month period ended June 30, 2010. These consolidated interim financial statements are the responsibility of the Partnership’s management.

We were furnished with the report of other accountants on their reviews of the consolidated interim financial statements of Federal-Mogul Corporation, a subsidiary, whose total assets as of June 30, 2010 was $7.1 billion, and whose revenues for the three-month and six-month periods ended June 30, 2010, constituted $1.6 billion and $3.1 billion, respectively, and revenues for the three-month and six-month periods ended June 30, 2009, constituted $1.3 billion and $2.6 billion, respectively, of the related consolidated totals.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Partnership as of December 31, 2009, and the related consolidated statements of operations, changes in equity and comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated June 9, 2010 included in the Partnership’s Form 8-K filed on June 9, 2010, we expressed an unqualified opinion on those consolidated financial statements. Our report made reference to the report of other auditors as it relates to amounts included for Federal-Mogul Corporation. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton, LLP

New York, New York
August 4, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Federal-Mogul Corporation

We have reviewed the consolidated balance sheet of Federal-Mogul Corporation as of June 30, 2010, the consolidated statements of operations for the three and six month periods ended June 30, 2010 and 2009 and the consolidated statements of cash flows for the six month periods ended June 30, 2010 and 2009, included in its Form 10-Q for the quarter ended June 30, 2010 (not presented herein). These financial statements are the responsibility of the Company’s management.

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
July 29, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes contained in this report, along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (or the 2009 Form 10-K) and our amended and adjusted financial statements for the fiscal years ended December 31, 2009, 2008 and 2007 to reflect our acquisitions of controlling interests in American Railcar Industries, Inc. (“ARI”) and Viskase Companies, Inc. (“Viskase”) contained in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on June 9, 2010.

Overview

Introduction

Icahn Enterprises L.P., or Icahn Enterprises, is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P., or Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc., or Icahn Enterprises GP, our sole general partner, which is owned and controlled by Mr. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of June 30, 2010, affiliates of Mr. Icahn owned 77,370,160 of our depositary units which represented approximately 92.4% of our outstanding depositary units. As described below, on March 31, 2010, we redeemed all of our preferred units.

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

Senior Notes Offering

On January 15, 2010, we and Icahn Enterprises Finance Corp., or Icahn Enterprises Finance, (referred to collectively as the Issuers), issued $850,000,000 aggregate principal amount of 7.75% Senior Unsecured Notes due 2016, or the 2016 Notes, and $1,150,000,000 aggregate principal amount of 8% Senior Unsecured Notes due 2018, or the 2018 Notes and, together with the 2016 Notes, referred to as the New Notes, pursuant to the purchase agreement, dated January 12, 2010, or the Purchase Agreement, by and among the Issuers, Icahn Enterprises Holdings, as guarantor, or the Guarantor, and Jefferies & Company, Inc., as initial purchaser, or the Initial Purchaser. Icahn Enterprises Finance, our wholly owned subsidiary, was formed solely for the purpose of serving as co-issuer of our debt securities in order to facilitate offerings of debt securities. The 2016 Notes were priced at 99.411% of their face value and the 2018 Notes were priced at 99.275% of their face value. The gross proceeds from the issuance of the New Notes were approximately $1,986,656,000, a portion of which was used to purchase the approximate $1.28 billion in aggregate principal amount (or approximately 97%) of the senior unsecured 7.125% notes due 2013, or the 2013 Notes, and the senior unsecured 8.125% notes due 2012, or the 2012 Notes, and, together with the 2013 Notes, referred to as the Senior Unsecured Notes, that were tendered pursuant to certain cash tender offers and consent solicitations and to pay related fees and expenses. Interest on the New Notes will be payable on January 15 and July 15 of each year, commencing July 15, 2010. The Purchase Agreement contains customary representations, warranties and covenants of the parties and indemnification and contribution provisions whereby the Issuers and the Guarantor, on the one hand, and the Initial Purchaser, on the other, have agreed to indemnify each other against certain liabilities. The Senior Unsecured Notes were satisfied and discharged on January 15, 2010.

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

In connection with the issuance of the New Notes, the Issuers and the Guarantor entered into a Registration Rights Agreement, dated January 15, 2010, or the Registration Rights Agreement, with the Initial Purchaser. On April 16, 2010, we filed an initial registration statement on Form S-4 under the Securities Act of 1933, as amended (the “Securities Act”) with respect to the New Notes. We agreed pursuant to the registration rights agreement to file a registration statement with the SEC no later than May 15, 2010 with respect to the exchange of the New Notes for exchange notes (or the exchange offer registration statement on Form S-4), to use all commercially reasonable efforts to have the exchange offer registration statement declared effective by the SEC on or prior to August 13, 2010 and to thereafter commence the exchange offer to exchange the New Notes for exchange notes (or the Exchange Notes) that have been registered under the Securities Act. The SEC declared our exchange offer registration statement on Form S-4 effective on June 21, 2010. Pursuant to the registration rights agreement, we subsequently commenced the exchange offer to exchange the unregistered New Notes for registered Exchange Notes and the exchange offer expired on July 21, 2010. 2016 Notes in the aggregate principal amount of $848,555,000 and 2018 Notes in the aggregate principal amount of $1,150,000,000 were properly tendered in the exchange offer and accepted by us in exchange for registered Exchange Notes. The 2016 Notes in the principal amount of $1,445,000 were not tendered in the exchange offer and remain unregistered.

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

Acquisition of Controlling Interest in ARI

On January 15, 2010, pursuant to a certain Contribution and Exchange Agreement (referred to as the ARI Contribution and Exchange Agreement) among Icahn Enterprises, Beckton Corp., a Delaware corporation (referred to as Beckton), Barberry Corp., a Delaware corporation, (referred to as Barberry), Modal LLC, a Delaware limited liability company (referred to as Modal), and Caboose Holding LLC, a Delaware limited liability company (referred to as Caboose and, together with Barberry and Modal, referred to collectively as the ARI Contributing Parties), the ARI Contributing Parties contributed to Icahn Enterprises 11,564,145 shares of common stock of ARI, representing approximately 54.3% of ARI’s total outstanding common stock as of January 15, 2010, collectively owned by the ARI Contributing Parties for aggregate consideration consisting of 3,116,537 of our depositary units (or approximately $141 million based on the closing price of our depositary units on January 15, 2010), subject to certain post-closing adjustments. In August 2010, we will issue 973,498 additional shares of our depositary units to the ARI Contributing Parties based on a post-closing adjustment formula that measures the amount that the six-month volume-weighted average price of ARI’s common stock has exceeded or is less than certain price targets (subject to a ceiling) following the closing date.

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

Other Significant Events

WPI Litigation

On March 26, 2010, the United States Court of Appeal for the Second Circuit, or the Second Circuit, issued an Opinion in our favor, holding that we (through Aretex LLC) are entitled to own a majority of the common stock in, and thus have control of WPI. See Note 19, “Commitments and Contingencies,” to our consolidated financial statements for further discussion.

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

Declaration of Distribution on Depositary Units

On July 30, 2010, the Board of Directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the third quarter of fiscal 2010. The distribution will be paid on September 2, 2010, to depositary unitholders of record at the close of business on August 20, 2010. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

Results of Operations

Overview

The key factors affecting our financial results for the three months ended June 30, 2010, or the second quarter of fiscal 2010, and the six months ended June 30, 2010 are as follows:

•	Loss attributable to Icahn Enterprises for our Investment Management segment of $90 million and $75 million in the second quarter of fiscal 2010 and the first six months of fiscal 2010, respectively, due to the negative performance of the Private Funds;
•	Additional investment of $250 million in the Private Funds in the first quarter of fiscal 2010, bringing our cumulative investment through June 30, 2010 in the Private Funds to $1.95 billion at cost; the fair market value of these investments at June 30, 2010 was $1.93 billion;
•	Income attributable to Icahn Enterprises for our Automotive segment of $36 million and $45 million in the second quarter of fiscal 2010 and the first six months of fiscal 2010, respectively, primarily due to improved sales over the corresponding prior year periods;
•	Loss attributable to Icahn Enterprises for our Holding Company of $62 million and $145 million in the second quarter of fiscal 2010 and the first six months of fiscal 2010, respectively. The loss attributable to Icahn Enterprises for our Holding Company for the second quarter of fiscal 2010 was primarily due to interest expense; the loss attributable to Icahn Enterprises for our Holding Company for the first six months of fiscal 2010 was primarily due to interest expense and loss on extinguishment of debt; and
•	The addition of two new segments in the first six months of fiscal 2010 from our majority interest acquisitions of ARI and Viskase, comprising our Railcar and Food Packaging segments, respectively. In the second quarter of fiscal 2010 and first six months of fiscal 2010, our Railcar segment had loss attributable to Icahn Enterprises of $3 million and $7 million, respectively, and our Food Packaging had income attributable to Icahn Enterprises of $3 million and $6 million, respectively.

Consolidated Financial Results

The following tables summarize revenues and income (loss) attributable to Icahn Enterprises for each of our segments (in millions of dollars):

	Revenues(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Investment Management	$(194)	$719	$(140)	$1,053
Automotive	1,612	1,325	3,092	2,579
Railcar	61	110	112	267
Food Packaging	80	74	160	143
Metals	207	64	381	141
Real Estate	25	23	46	45
Home Fashion	109	87	193	172
Holding Company	(9)	5	(38)	(1)
Total	$1,891	$2,407	$3,806	$4,399

	(Loss) Income Attributable to Icahn Enterprises From Continuing Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Investment Management	$(90)	$172	$(75)	$321
Automotive	36	4	45	(70)
Railcar	(3)	1	(7)	2
Food Packaging	3	3	6	5
Metals	2	(4)	5	(27)
Real Estate	4	(4)	5	2
Home Fashion	(6)	(10)	(15)	(22)
Holding Company	(62)	(30)	(145)	(75)
Total	$(116)	$132	$(181)	$136

(1)	Revenues include net sales, net gain (loss) from investment activities, interest, dividend income and other income, net.

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

Beginning July 1, 2009 through July 1, 2010, all limited partnership agreements and offering memoranda of the Private Funds (the “Fund Documents”) were revised primarily to provide existing investors and new investors (“Investors”) with various new options for investments in the Private Funds (each an “Option”). Each Option has certain eligibility criteria for Investors and existing investors are permitted to roll over their investments made in the Private Funds prior to the applicable Fund Documents being updated (“Pre-Election Investments”) into one or more of the new Options. For fee-paying investments, the special profits interest allocations range from 1.5% to 2.25% per annum and the incentive allocations range from 15% (in some cases subject to a preferred return) to 22% per annum. The new Options also have different withdrawal terms, with certain Options being permitted to withdraw capital every six months (subject to certain limitations on aggregate withdrawals) and other Options being subject to three-year rolling lock-up periods, provided that early withdrawals are permitted at certain times with the payment to the Private Funds of a fee. For those Options with rolling lock-ups, the General Partners will not be entitled to receive an incentive allocation for a period of two years or longer.

The economic and withdrawal terms of the Pre-Election Investments remain the same, which include, for most fee-paying Investors, a special profits interest allocation of 2.5% per annum, an incentive allocation of 25% per annum and a three-year lock-up period (or sooner, subject to the payment of an early withdrawal fee). Certain of the Options will preserve each Investor’s existing high watermark with respect to its rolled over Pre-Election Investments and one of the Options establishes a hypothetical high watermark for new capital invested before December 31, 2010 by persons that had Pre-Election Investments. Effective with permitted withdrawals on December 31, 2009, if an Investor does not roll over a Pre-Election Investment into another Option when it is first eligible to do so without the payment of a withdrawal fee, the Private Funds will require such Investor to withdraw such Pre-Election Investment.

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

AUM and Fund Performance

The table below reflects changes to AUM for the three and six months ended June 30, 2010 and 2009. The end-of-period balances represent total AUM, including any accrued special profits interest allocations and any incentive allocations and our own investments in the Private Funds, as well as investments of other affiliated parties who have not been charged special profits interest allocations or incentive allocations for the periods presented (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance, beginning of period	$6,256	$4,902	$5,805	$4,368
Net (out-flows) in-flows	(217)	(762)	196	(550)
(Depreciation) appreciation	(201)	701	(163)	1,023
Balance, end of period	$5,838	$4,841	$5,838	$4,841
Fee-paying AUM	$1,697	$2,282	$1,697	$2,282

Included in the net in-flows for the six months ended June 30, 2010 is an additional $250 million related to our direct investment in the Private Funds.

The following table sets forth performance information for the Private Funds that were in existence for the comparative periods presented. These gross returns represent a weighted-average composite of the average gross returns, net of expenses for the Private Funds.

	Gross Return(1) for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Private Funds	-3.1%	14.2%	-2.4%	22.1%

(1)	These returns are indicative of a typical investor who has been invested since inception of the Private Funds. The performance information is presented gross of any accrued special profits interest allocations and incentive allocations but net of expenses. Past performance is not necessarily indicative of future results.

The Private Funds’ aggregate gross performance was -3.1% and -2.4% for the three and six months ended June 30, 2010, respectively. During the three and six months ended June 30, 2010, losses were primarily due to the Private Funds’ long exposure to certain core equity positions. The Private Funds’ exposure to the credit markets both long and short, including fixed income, bank debt and derivative instruments, produced gains for the first six months of fiscal year 2010. The Private Funds continued to be generally defensively positioned and short exposure was a positive contributor to performance in the second quarter of fiscal 2010 but contributed to losses over the first six months of fiscal 2010.

The Private Funds’ aggregate gross performance was 14.2% and 22.1% for the three and six months ended June 30, 2009, respectively. During the second quarter and the first six months of fiscal 2009, gains were primarily due to the Private Funds’ long exposure to credit markets, including fixed income, bank debt and derivative instruments, as well as an increase in the value of certain core equity holdings. One of the Private Funds’ core equity position detracted from performance along with the Private Funds’ short equity exposure as equity markets rallied.

Since inception in November 2004, the Private Funds’ gross returns are 61.3%, representing an annualized rate of return of 8.8% through June 30, 2010, which is indicative of a typical investor who has invested since inception of the Private Funds (excluding management fees, special profits interest allocations and incentive allocations). Past performance is not necessarily indicative of future results.

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

Summarized statements of operations for our Investment Management segment on a deconsolidated basis reconciling to a U.S. GAAP basis for the three and six months ended June 30, 2010 and 2009 is as follows (in millions of dollars):

	Three Months Ended June 30, 2010					Six Months Ended June 30, 2010
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management	Icahn Enterprises' Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management
Revenues:
Special profits interest allocations	$(11)		$—	$11	$—	$—		$—	$—	$—
Incentive allocations	—		—	—	—	—		—	—	—
Net loss from investment activities	(71	)(1)	(243)	71	(243)	(60	)(1)	(253)	60	(253)
Interest and dividend income	—		49	—	49	—		113	—	113
	(82)		(194)	82	(194)	(60)		(140)	60	(140)
Expenses:
Costs and expenses	9		3	—	12	15		19	—	34
Interest expense	—		1	—	1	—		1	—	1
	9		4	—	13	15		20	—	35
Loss from continuing operations before income tax benefit	(91)		(198)	82	(207)	(75)		(160)	60	(175)
Income tax benefit	1		—	—	1	—		—	—	—
Net loss from continuing operations	(90)		(198)	82	(206)	(75)		(160)	60	(175)
Less: net loss attributable to non-controlling interests from continuing operations	—		179	(63)	116	—		154	(54)	100
Net loss attributable to Icahn Enterprises from continuing operations	$(90)		$(19)	$19	$(90)	$(75)		$(6)	$6	$(75)

	Three Months Ended June 30, 2009					Six Months Ended June 30, 2009
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management

Revenues:
Special profits interest allocations	$34		$—	$(34)	$—	$121		$—	$(121)	$—
Incentive allocations	—		—	—	—	—		—	—	—
Net gain from investment activities	150	(1)	684	(150)	684	221	(1)	943	(221)	943
Interest and dividend income	—		35	—	35	—		110	—	110
	184		719	(184)	719	342		1,053	(342)	1,053
Expenses:
Costs and expenses	10		31	—	41	19		50	—	69
Interest expense	—		—	—	—	—		1	—	1
	10		31	—	41	19		51	—	70
Income from continuing operations before income tax expense	174		688	(184)	678	323		1,002	(342)	983
Income tax expense	(2)		—	—	(2)	(2)		—	—	(2)
Net income from continuing operations	172		688	(184)	676	321		1,002	(342)	981
Less: net income attributable to non-controlling interests from continuing operations	—		(646)	142	(504)	—		(869)	209	(660)
Net income attributable to Icahn Enterprises from continuing operations	$172		$42	$(42)	$172	$321		$133	$(133)	$321

(1)	Through June 30, 2010, we have made investments aggregating $1.95 billion in the Private Funds for which no special profits interest allocations or incentive allocations are applicable. As of June 30, 2010, the total value of these investments was $1.93 billion, with an unrealized loss of $63 million and $54 million for the three and six months ended June 30, 2010, respectively, and an unrealized gain of $142 million and $209 million for the three and six months ended June 30, 2009. These investments and related earnings are reflected in the Private Funds’ net assets and earnings.

As of June 30, 2010, the full Target Special Profits Interest Amount was $24 million, including a Target Special Profits Interest Amount for the first six months of the fiscal year ending December 31, 2010 (“fiscal 2010”) and a hypothetical return on the full Target Special Profits Interest Amount from the Investment Funds. For the three months ended June 30, 2010, there was a reversal of $11 million due in special profits interest allocation accrual due to losses in the Investment Funds. For the six months ended June 30, 2010 there was no special profits interest allocation accrual due to losses in the Investment Funds; the full Target Special Profits Interest Amount of $24 million will be carried forward and accrued to the extent that there are sufficient net profits in the Investment Funds during subsequent investment periods to cover such amounts. The special profits interest allocation accrual for the three and six months ended June 30, 2009 was $34 million and $121 million, respectively. The special profits interest allocation accrual for the six months ended June 30, 2009 included a carry-forward Target Special Profits Interest Amount of $70 million from December 31, 2008.

Incentive allocations were not material for each of the three and six months ended June 30, 2010 and 2009 as a result of the performance of the Private Funds. The General Partners’ incentive allocations earned from the Private Funds are accrued on a quarterly basis and are allocated to the General Partners at the end of the Private Funds’ fiscal year (or sooner on redemptions), provided that, effective July 1, 2009, certain new options do not provide for incentive allocations at the end of each fiscal year.

The net loss from our interest in the Private Funds was $71 million and $60 million for the three and six months ended June 30, 2010, respectively, which each consists of two components. The first component reflects a net loss of $8 million and $6 million for the three and six months ended June 30, 2010, respectively, primarily relating to the General Partners’ investment in the Private Funds as a result of the return on earned incentive allocations and special profits interest allocations from prior periods retained in the Private Funds. The second component includes a net investment loss for the three and six months ended June 30, 2010 of $63 million and $54 million, respectively, on our cumulative investment through June 30, 2010 of $1.95 billion in the Private Funds. The net gain from our interest in the Private Funds was $150 million and $221 million for the three and six months ended June 30, 2009, respectively, which each consists of two components. The first component reflects a net gain of $8 million and $12 million for the three and six months ended June 30, 2009, respectively, primarily relating to the increase in the General Partners’ investment in the Private Funds as a result of the return on earned incentive allocations from prior periods retained in the Private Funds. The second component includes a net investment gain for the three and six months ended June 30, 2009 of $142 million and $209 million, respectively, on our direct investment in the Private Funds.

Net realized and unrealized loss of the Private Funds on investment activities was $243 million and $253 million for the three and six months ended June 30, 2010, respectively. This compares with a net realized and unrealized gain of the Private Funds on investment activities of $684 million and $943 million for the three and six months ended June 30, 2009, respectively. The net realized and unrealized (loss) gains relate to the performance of the Private Funds during each of the three and six months ended June 30, 2010 and 2009.

Interest and dividend income was $49 million and $113 million for the three and six months ended June 30, 2010, respectively, as compared to interest and dividend income of $35 million and $110 million for the three and six months ended June 30, 2009, respectively. The changes over the corresponding respective periods are primarily due to amounts earned on interest-paying investments.

The General Partners’ and Icahn Capital’s costs and expenses for the three and six months ended June 30, 2010 were $9 million and $15 million, respectively, as compared to $10 million and $19 million for the three and six months ended June 30, 2009, respectively. The decrease over the respective periods was primarily attributable to lower compensation awards relating to special profits interest allocations during fiscal 2010, offset by an increase in shareholder activist expenses.

The Private Funds’ costs and expenses were $3 million and $19 million for the three and six months ended June 30, 2010, respectively, as compared to $31 million and $50 million for the three and six months ended June 30, 2009, respectively. This decrease was primarily attributable to a decrease in the deferred management fee payable and lower dividend expense as compared to the corresponding prior year periods.

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

During the six months ended June 30, 2010, Federal-Mogul derived 62% of its sales from the OEM market and 38% from the aftermarket. Federal-Mogul’s customers include the world’s largest automotive OEMs and major distributors and retailers in the independent aftermarket. During the six months ended June 30, 2010, Federal-Mogul derived 40% of its sales in the United States and 60% internationally. As of June 30, 2010 Federal-Mogul is organized into four product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket. Federal-Mogul has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Sweden, Thailand, Turkey and Venezuela. The attendant risks of Federal-Mogul’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

Federal-Mogul’s Annual Report on Form 10-K for fiscal 2009 filed with the SEC on February 23, 2010 contains a detailed description of its business, products, industry, operating strategy and associated risks. Federal-Mogul’s most recent Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 was filed with the SEC on July 29, 2010.

The four product groups of our Automotive segment have been aggregated for purposes of reporting our operating results below (in millions of dollars):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2010	2009	$	%	2010	2009	$	%
Net sales	$1,598	$1,304	$294	23%	$3,087	$2,542	$545	21%
Cost of goods sold	1,324	1,107	217	20%	2,559	2,187	372	17%
Gross margin	274	197	77	39%	528	355	173	49%
Expenses:
Selling, general and administrative	177	185	(8)	-4%	373	382	(9)	-2%
Restructuring and impairment	9	2	7	n/m	14	40	(26)	-65%
	186	187	(1)	-1%	387	422	(35)	-8%
Income (loss) before interest, income taxes and other income, net	$88	$10	$78	780%	$141	$(67)	$208	n/m

Net sales for the three and six months ended June 30, 2010 increased by $294 million (23%) and $545 million (21%), respectively, as compared to the corresponding prior year periods. The impact of the U.S. dollar strengthening, primarily against the euro, decreased sales by $20 million for the three months ended June 30, 2010 as compared to the corresponding prior year period. The impact of the U.S. dollar weakening, primarily against the euro, increased sales by $30 million for the six months ended June 30, 2010 as compared to the corresponding prior year period. In general, light and commercial vehicle OE production increased in all regions and when combined with market share gains in all regions across all three manufacturing segments increased OE sales by $315 million and $575 million for the three and six months ended June 30, 2010, respectively, as compared to the corresponding prior year periods. Aftermarket sales increased by $9 million for the three months ended June 30, 2010 as compared to the corresponding prior year period, despite $17 million in reduced sales in Venezuela as a direct consequence of currency restrictions. Aftermarket sales decreased by $41 million for the six months ended June 30, 2010 as compared to the corresponding prior year period, of which $39 million was due to reduced sales in Venezuela as a direct consequence of currency restrictions. Net customer price decreases were $10 million and $19 million for the three and six months ended June 30, 2010, respectively, as compared to the corresponding prior year periods.

Cost of goods sold increased by $217 million (20%) and $372 million (17%), for three and six months ended June 30, 2010, respectively, as compared to the corresponding prior year periods. This increase was primarily due to an increase in manufacturing, labor and variable overhead costs of $257 million and $410 million, respectively, as a direct consequence of the higher production volumes, partially offset by materials and services sourcing savings of $21 million and $53 million, currency movements of $11 million and $47 million, and productivity and operational efficiency in excess of labor and benefits inflation of $5 million and $30 million, for the three and six months ended June 30, 2010, respectively, as compared to the corresponding prior year periods.

Gross margin for the three and six months ended June 30, 2010 increased by $77 million (39%) and $173 million (49%), respectively, as compared to the corresponding prior year periods. As a percentage of net sales, gross margin was 17% and 15% for the three months ended June 30, 2010 and 2009, respectively, and 17% and 14% for the six months ended June 30, 2010 and 2009, respectively. Net customer price decreases of $10 million and $19 million and currency movements of $9 million and $17 million were more than offset by sales volume increases, which increased gross margin by $67 million and $124 million, materials and services sourcing savings of $21 million and $53 million, and favorable productivity and operational efficiency in excess of labor and benefits inflation of $5 million and $30 million, respectively, for the three and six months ended June 30, 2010 as compared to the corresponding prior year periods.

Selling, general and administrative, or SG&A, for the three and six months ended June 30, 2010 decreased by $8 million (4%) and $9 million (2%) as compared to the corresponding prior year periods. The decrease for the three months ended June 30, 2010 as compared to the corresponding prior year period was primarily due to an other benefit curtailment gain of $4 million, reduced stock-based compensation expense of $3 million, currency movements of $2 million and favorable materials and services sourcing of $1 million, partially offset by unfavorable productivity of $4 million and other increases of $1 million. The decrease for the six months ended June 30, 2010 as compared to the corresponding prior year period was primarily due to an other benefit curtailment gain of $4 million, reduced pension expense of $4 million, favorable materials and services sourcing of $2 million and other reductions of $1 million, partially offset by currency movements of $4 million and unfavorable productivity of $2 million.

Federal-Mogul maintains technical centers throughout the world designed to integrate its leading technologies into advanced products and processes, to provide engineering support for all of its manufacturing sites and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development, or R&D, costs, including product and validation costs, of $38 million and $34 million for the three months ended June 30, 2010 and 2009, respectively, and $77 million and $69 million for the six months ended June 30, 2010 and 2009, respectively. As a percentage of OE sales, R&D was 4% and 5% for the three and six months ended June 30, 2010 and 2009, respectively.

Restructuring and impairment increased by $7 million and decreased by $26 million for the three and six months ended June 30, 2010, respectively, as compared to the corresponding prior year periods. The $7 million increase for the three months ended June 30, 2010 as compared to the corresponding prior year period was primarily due to $3 million in impairment charge as discussed below and $4 million in other restructuring charges primarily related to employee costs. The decrease for the six months ended June 30, 2010 as compared to the corresponding prior year period was primarily due to Restructuring 2009 (as defined below) expenses incurred in the first six months of fiscal 2009. In September and December 2008, Federal-Mogul announced a restructuring plan, herein referred to as Restructuring 2009, designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. This plan, when combined with other workforce adjustments, was anticipated to reduce Federal-Mogul’s global workforce by 8,600 positions when compared with Federal-Mogul’s workforce as of September 30, 2008. During the three and six months ended June 30, 2010, Federal-Mogul recorded $1 million each in net restructuring credits associated with Restructuring 2009. Federal-Mogul expects to incur additional restructuring expenses up to $4 million through fiscal 2010. As the majority of the Restructuring costs are related to severance, such activities are expected to yield future annual savings at least equal to the incurred costs.

Included in the restructuring and impairment charges for the three and six months ended June 30, 2010 are $4 million and $8 million, respectively, of impairment charges related to certain equipment where the assessment of future undiscounted cash flows of such equipment, when compared to the current carrying value of the equipment, indicated the assets were not recoverable. Federal-Mogul determined the fair value of the assets by applying a probability weighted, expected present value technique to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with other long-lived asset fair value measurements.

Railcar

Our Railcar segment is conducted through our majority ownership in ARI. ARI manufactures railcars, custom designed railcar parts and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, railroads, industrial companies and other non-rail companies. In addition, ARI provides fleet management and repair and maintenance services for railcars owned by certain customers. Such services include inspecting and supervising the maintenance and repair of such railcars.

For the six months ended June 30, 2010, railcar loadings have increased and the number of railcars in storage are slowly decreasing, as reported by an independent third-party industry analyst. Along with this modest improvement, which may or may not continue, ARI has received an increased number of requests for quotations and has been successful in securing several railcar orders in fiscal 2010. ARI believes these modest improvements appear to indicate the railcar market is beginning to improve.

In spite of these improvements, the economic downturn and restricted credit markets continue to have an adverse effect on the railcar and other industrial manufacturing markets in which ARI competes, resulting in substantially reduced orders in the marketplace, increased competition and pricing pressures for those fewer orders and lower revenues. As a result, sales of ARI’s railcars and other products have been adversely affected by the economic downturn. ARI expects its shipments and revenues to significantly decrease in fiscal 2010 from fiscal 2009. In response to this expectation, ARI has reduced production rates and workforce at its manufacturing facilities. For the six months ended June 30, 2010, ARI reported a net loss.

ARI’s Annual Report on Form 10-K for fiscal 2009 filed with the SEC on March 12, 2010 contains a detailed description of its business, products, industry, operating strategy and associated risks. ARI’s most recent Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 was filed with the SEC on August 3, 2010.

In accordance with U.S. GAAP, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests. As of May 1988 (the effective date of control by ARI Contributing Parties and, indirectly, by Mr. Icahn) and thereafter, as a result of our acquisition of a majority interest in ARI on January 15, 2010, we consolidated the financial position, results of operations and cash flows of ARI.

Our Railcar segment is comprised of Railcar manufacturing operations and Railcar services operations. The two related operating lines of our Railcar segment have been aggregated for purposes of reporting our operating results below.

Summarized statements of operations for our Railcar segment for the three and six months ended June 30, 2010 and 2009 are as follows (in millions of dollars):

	Three Months Ended June 30,		Variance 2010 vs 2009		Six Months Ended June 30,		Variance 2010 vs 2009
	2010	2009	$	%	2010	2009	$	%
Net sales	62	110	(48)	-44%	114	267	(153)	-57%
Cost of goods sold	59	97	(38)	-39%	110	238	(128)	-54%
Gross margin	3	13	(10)	-77%	4	29	(25)	-86%
Selling, general and administrative	6	6	—	0%	12	13	(1)	-8%
(Loss) income before interest, income taxes and other income (expense), net	$(3)	$7	$(10)	n/m	$(8)	$16	$(24)	n/m

Net sales for the three and six months ended June 30, 2010 decreased by $48 million (44%) and $153 million (57%), respectively, as compared to the corresponding prior year periods. The decrease was primarily due to decreased net sales from Railcar manufacturing operations, partially offset by an increase in net sales from Railcar services operations. The decrease for the three months ended June 30, 2010 was primarily due to a decrease in railcar shipments and a change in product mix as compared to the corresponding prior year period; the decrease for the six months ended June 30, 2010 was primarily due to a decrease in railcar shipments and an overall decrease in average selling prices attributable to pricing pressures and a change in product mix as compared to the corresponding prior year period. During the three and six months ended June 30, 2010, ARI shipped approximately 370 and 710 railcars, respectively, as compared to approximately 980 and 2,470 railcars, respectively, in the corresponding prior year periods.

Net sales from companies affiliated with Mr. Icahn were approximately 60% and 38% of total net sales for the three months ended June 30, 2010 and 2009, respectively. Net sales from companies affiliated with Mr. Icahn were approximately 46% and 35% of total net sales for the six months ended June 30, 2010 and 2009, respectively.

Gross margin decreased by $10 million (77%) and $25 million (86%) for the three and six months ended June 30, 2010, respectively, as compared to the corresponding prior year periods and was primarily due to decrease in gross margin in Railcar manufacturing operations, offset in part by an increase in gross margin in Railcar services operations. Gross margin from Railcar manufacturing operations decreased primarily due to reduced railcar shipments and decreased overall average selling prices, attributable to pricing pressures and a change in product mix, partially offset by an increase in gross margin from Railcar services operations due to increased volume and efficiencies. Gross margin for the three and six months ended June 30, 2010 as a percentage of net sales was 5% and 4%, respectively, and for the three and six months ended June 30, 2009 was 12% and 11%, respectively. This decrease was primarily due to lower shipments, lower selling prices and the impact of fixed costs in a low production environment Railcar manufacturing operations.

SG&A expenses were flat at $6 million for the three months ended June 30, 2010 as compared to the corresponding prior year period. SG&A expenses for the six months ended June 30, 2010 decreased by $1 million (8%) as compared to the corresponding prior year period and was primarily due to lower SG&A expenses from cost control measures and a non-recurring legal settlement recorded in the first quarter of fiscal 2009, partially offset by an increase in stock-based compensation expense.

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

In accordance with U.S. GAAP, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests. As of November 2006 (the effective date of control by the Viskase Contributing Parties and, indirectly, by Mr. Icahn) and thereafter, as a result of our acquisition of a majority interest in Viskase on January 15, 2010, we consolidated the financial position, results of operations and cash flows of Viskase.

Summarized statements of operations for our Food Packaging segment for the three and six months ended June 30, 2010 and 2009 are as follows (in millions of dollars):

	Three Months Ended June 30,		Variance 2010 vs. 2009		Six Months Ended June 30,		Variance 2010 vs 2009
	2010	2009	$	%	2010	2009	$	%
Net sales	$81	$76	$5	7%	$161	$145	$16	11%
Cost of goods sold	58	55	3	5%	118	107	11	10%
Gross margin	23	21	2	10%	43	38	5	13%
Selling, general and administrative	11	10	1	10%	22	20	2	10%
Income before interest, income taxes and other income, net	$12	$11	$1	9%	$21	$18	$3	17%

Net sales for the three and six months ended June 30, 2010 increased by $5 million (7%) and $16 million (11%), respectively, as compared to the corresponding prior year periods. The increase for the three and six months ended June 30, 2010 is primarily due to an increase in sales volume of $5 million and $15 million, the impact of foreign currency translation of $1 million and $5 million, offset by a decrease of $1 million and $4 million due to price and product mix, respectively, as compared to the corresponding prior year periods.

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

Cost of goods sold for the three and six months ended June 30, 2010 increased by $3 million (5%) and $11 million (10%), respectively, as compared to the corresponding prior year periods. The increase was primarily due to higher sales volume and higher plant inefficiencies, offset by stable raw material costs. As a percentage of net sales, gross margin was 28% and 27% for the three and six months ended June 30, 2010, respectively, and 28% and 26% for the three and six months ended June 30, 2009, respectively. Gross margin for the three and six months ended June 30, 2010 increased by $2 million (10%) and $5 million (13%) as compared to the corresponding prior year periods, primarily due to higher sales volume.

SG&A expenses increased by $1 million (10%) and $2 million (10%) for the three and six months ended June 30, 2010 as compared to the corresponding prior year periods and was primarily due to increased legal expenses.

Metals

Our Metals segment is conducted through our indirect, wholly owned subsidiary, PSC Metals.

Summarized statements of operations and performance data for PSC Metals for the three and six months ended June 30, 2010 and 2009 are as follows (in millions of dollars, except for tons and pounds metrics):

	Three Months Ended June 30,		Variance 2010 vs 2009		Six Months Ended June 30,		Variance 2010 vs 2009
	2010	2009	$	%	2010	2009	$	%
Net sales	$207	$64	$143	223%	$381	$140	$241	172%
Cost of goods sold	198	65	133	205%	363	163	200	123%
Gross margin	9	(1)	10	n/m	18	(23)	41	n/m
Expenses:
Selling, general and administrative	5	5	—	0%	10	8	2	25%
Impairment	—	—	—	n/m	—	13	(13)	100%
	5	5	—	0%	10	21	(11)	-52%
Income (loss) before interest, income taxes and other income, net	$4	$(6)	$10	n/m	$8	$(44)	$52	n/m
Ferrous tons sold (in '000s)	363	174			689	382
Non-ferrous pounds sold (in '000s)	30,617	23,426			57,100	42,892

Net sales for the three and six months ended June 30, 2010 increased by $143 million (223%) and $241 million (172%), respectively, as compared to corresponding prior year periods. The increase was primarily due to increases in ferrous revenues attributed to demand generated by improved steel mill operating rates during the first six months of fiscal 2010 as compared to the corresponding prior year period. During the first six months of fiscal 2009, steel mill capacity utilization rates were estimated at approximately 45% as compared to 71% for the first six months of fiscal 2010. The domestic steel mills “de-stocking” cycle accelerated during the first six months of fiscal 2009 as the mills worked off “long” positions of inventories over the balance of fiscal 2009. The mills have, in most reported cases, kept inventories at or below 30-day cycles during the first six months of fiscal 2010, which resulted in increased demand through the first six months of fiscal 2010 relative to the first six months of fiscal 2009 on par with operating rate increases. Increased ferrous demand resulted in higher ferrous average pricing of approximately $155 per gross ton (76%) and higher ferrous shipments of 307 gross tons (80%) in the first six months of fiscal 2010 compared to the corresponding prior year period. Revenues from substantially all product lines during the three and six months ended June 30, 2010 improved compared to the corresponding prior year periods.

Cost of goods sold for the three and six months ended June 30, 2010 increased by $133 million (205%) and $200 million (123%), respectively, as compared to the corresponding prior year periods. The increase was primarily due to higher sales volume combined with higher material purchase prices as compared to the prior year period. Gross margin for the three and six months ended June 30, 2010 increased by $10 million and $41 million, respectively, as compared to the corresponding prior year periods. The increases were primarily due to increases in ferrous revenues resulting from higher average pricing coupled with higher ferrous shipments over the comparative period as discussed above. As a percentage of net sales, gross margin was 4% and 5% for the three and six months ended June 30, 2010, respectively, compared to a loss of 2% and 16% for the three and six months ended June 30, 2009, respectively. During the first six months of fiscal 2009, falling demand and production levels increased operating costs per unit despite concerted efforts to align costs with volume. Higher production levels and continuing cost controls have resulted in significantly improved operating costs per unit through the first six months of fiscal 2010. Included in cost of sales for the six months ended June 30, 2009 was a $7 million inventory write-down resulting from market price decreases, primarily in the secondary market. By comparison, market price decreases for the six months ended June 30, 2010 resulted in inventory write-down of less than $1 million.

PSC Metals’ net sales for the first quarter of fiscal 2009 declined significantly from 2008 levels as the demand and prices for scrap fell to extremely low levels due to historically low steel mill capacity utilization rates and declines across all sectors of the economy. Given the prevailing economic conditions, PSC Metals completed a valuation of its goodwill and other indefinite-lived intangibles as of March 31, 2009, utilizing discounted cash flows based on current market conditions. This valuation resulted in an impairment loss for goodwill and other indefinite-lived intangibles of $13 million which was recorded in the first six months of fiscal 2009. There was no comparable adjustment for the first six months of fiscal 2010.

SG&A expenses for the three months ended June 30, 2010 were flat at $5 million as compared to the corresponding prior year period. SG&A expenses for the six months ended June 30, 2010 increased by $2 million (25%), as compared to the corresponding prior year period. The increase is primarily due to accrual reversals made in the first three months of fiscal 2009. There were no other significant differences in SG&A expenses between the first six months of fiscal 2010 and the corresponding prior year period when cost controls measures were placed on spending in response to lower revenues and margins attributed to the global economic downturn.

Real Estate

Our Real Estate segment is comprised of rental real estate, property development and resort activities. The three related operating lines of our real estate segment have been aggregated for purposes of reporting our operating results below.

The following table summarizes the key operating data for our real estate segment for the three and six months ended June 30, 2010 and 2009 (in millions of dollars):

	Three Months Ended June 30,		Variance 2010 vs 2009		Six Months Ended June 30,		Variance 2010 vs 2009
	2010	2009	$	%	2010	2009	$	%
Revenues(1)	$25	$23	$2	9%	$46	$45	$1	2%
Expenses	19	25	(6)	-24%	37	39	(2)	-5%
Income before interest expense and income taxes	$6	$(2)	$8	n/m	$9	$6	$3	50%

(1)	Revenues include net sales from development and resort operations, and rental and financing lease income from rental operations.

Total revenues for the three and six months ended June 30, 2010 increased by $2 million (9%) and $1 million (2%), respectively, as compared to corresponding prior year periods. The increase for the three months ended June 30, 2010 as compared to the corresponding prior year period was primarily due to an increase in rental income from financing leases that were converted to operating leases upon their renewal. Additionally, there was one more residential sale for the three months ended June 30, 2010 as compared to the corresponding prior year period. The increase for the six months ended June 30, 2010 as compared to the corresponding prior year period was primarily due to an increase in rental income from financing leases that were converted to operating leases upon their renewal. For the three months ended June 30, 2010, we sold seven residential units for approximately $4 million at an average price of $0.6 million compared to six residential units for approximately $3 million at an average price of $0.5 million in the corresponding prior period. For each of the six months ended June 30, 2010 and 2009, we sold nine residential units for approximately $6 million at an average price of $0.6 million.

Total expenses, excluding interest expense, for the three and six months ended June 30, 2010 decreased by $6 million (24%) and $2 million (5%), respectively, as compared to the corresponding prior year periods. The decreases were primarily due to lower intangible amortization expense and inventory reserves, offset in part by an increase in development expenses related to maintenance costs associated with the acquisition of the Former Fontainebleau Property (as defined below), as compared to the corresponding prior year periods.

In February 2010, our Real Estate operations acquired from Fontainebleau Las Vegas, LLC, or Fontainebleau, and certain affiliated entities, certain assets associated with property and improvements, or the Former Fontainebleau Property, located in Las Vegas, Nevada for an aggregate purchase price of approximately $148 million. The Former Fontainebleau Property includes (i) an unfinished building of approximately nine million square feet situated on approximately 25 acres of land and (ii) inventory. Our Real Estate segment intends to secure the Former Fontainebleau Property until market conditions improve.

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

Summarized statements of operations from our Home Fashion operations for the three and six months ended June 30, 2010 and 2009 included in our consolidated statements of operations is as follows (in millions of dollars):

	Three Months Ended June 30,		Variance 2010 vs 2009		Six Months Ended June 30,		Variance 2010 vs 2009
	2010	2009	$	%	2010	2009	$	%
Net sales	$107	$86	$21	24%	$190	$170	$20	12%
Cost of goods sold	95	77	18	23%	172	156	16	10%
Gross margin	12	9	3	33%	18	14	4	29%
Expenses:
Selling, general and administrative	19	19	—	0%	36	36	—	0%
Restructuring and impairment	3	6	(3)	-50%	6	12	(6)	-50%
	22	25	(3)	-12%	42	48	(6)	-13%
Loss before interest, income taxes and other income, net	$(10)	$(16)	$6	-38%	$(24)	$(34)	$10	-29%

Net sales for the three and six months ended June 30, 2010 increased by $21 million (24%) and $20 million (12%), respectively, as compared to the corresponding prior year periods. Cost of sales for the three and six months ended June 30, 2010 increased by $18 million (23%) and $16 million (10%), respectively, as compared to the corresponding year periods. Gross margin as a percent of net sales was 11% and 10% for the three months ended June 30, 2010 and 2009, respectively, and was 9% and 8% for the six months ended June 30, 2010 and 2009, respectively. The increase in net sales during the three and six months ended June 30, 2010 as compared to the corresponding prior year periods reflects increased sales volume to the WPI’s existing customers. The increase in cost of goods sold reflects higher sales volume and price increases in raw materials. WPI will continue to realign its manufacturing operations to optimize its cost structure, pursuing offshore sourcing arrangements that employ a combination of owned and operated facilities, joint ventures and third-party supply contracts.

SG&A was flat for each of the three and six months ended June 30, 2010 at $19 million and $36 million, respectively, when compared to the corresponding prior year periods.

Restructuring and impairment for the three and six months ended June 30, 2010 decreased by $3 million (50%) and $6 million (50%), respectively, as compared to corresponding prior year periods. In recording impairment charges related to its plants, WPI compared estimated net realizable values of property, plant and equipment to their current carrying values. Restructuring and impairment charges include severance, benefits and related costs, non-cash impairment charges related to plants that have been or will be closed and continuing costs of closed plants and transition expenses.

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

WPI’s business is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products. Many of the larger retailers are customers of WPI. Based on prevailing difficult economic conditions, it will likely be challenging for these same retailers during the remainder of fiscal 2010. WPI believes that it provides adequate reserves against its accounts receivable to mitigate exposure to known or likely bad debt situations, as well as sufficient overall reserves for reasonably estimated situations, should this arise.

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

Summarized operating revenues and expenses for the Holding Company for the three and six months ended June 30, 2010 and 2009 are as follows (in millions of dollars):

	Three Months Ended June 30,		Variance 2010 vs 2009		Six Months Ended June 30,		Variance 2010 vs 2009
	2010	2009	$	%	2010	2009	$	%
Net (loss) gain from investment activities	$(9)	$4	$(13)	n/m	$—	$(4)	$4	n/m
Loss on extinguishment of debt	—	—	—	n/m	(40)	—	(40)	n/m
Interest and dividend income	1	1	—	0%	2	3	(1)	-33%
Other income, net	(1)	—	(1)	n/m	—	—	—	n/m
Holding Company revenues	(9)	5	(14)	n/m	(38)	(1)	(37)	n/m
Holding Company expenses	4	3	1	33%	10	7	3	43%
(Loss) income before interest expense and income taxes	$(13)	$2	$(15)	n/m	$(48)	$(8)	$(40)	n/m

Net (loss) gain from investment activities for the three and six months ended June 30, 2010 decreased by $13 million and increased by $4 million as compared to the corresponding prior year periods. The changes over the corresponding periods relate to changes in unrealized gains and losses on certain securities due to market conditions.

Loss on extinguishment of debt for the six months ended June 30, 2010 was $40 million and was related to the debt extinguishment of the 2012 Notes and 2013 Notes.

Expenses for the three and six months ended June 30, 2010 increased by $1 million and $3 million, respectively, as compared to the corresponding prior year periods. The increase was primarily due to higher professional and legal fees.

Interest Expense

Consolidated interest expense for the three and six months ended June 30, 2010 increased by $19 million (25%) and $34 million (22%), respectively, as compared to the corresponding prior year periods. The increase is primarily attributable to our Holding Company which incurred higher interest expense attributable to the issuance of additional debt from our debt refinancing.

Income Taxes

We recorded an income tax expense of $19 million and income tax benefit of $9 million on pre-tax loss of $203 million and pre-tax income of $628 million, respectively, for the three months ended June 30, 2010 and 2009. We recorded an income tax expense of $12 million and income tax benefit of $16 million on pre-tax loss of $260 million and pre-tax income of $753 million, respectively, for the six months ended June 30, 2010 and 2009. Our effective income tax rate was (9.4)% and (1.4)% for the three months ended June 30, 2010 and 2009, respectively, and (4.6)% and (2.1)% for the six months ended June 30, 2010 and 2009, respectively. The difference between the effective tax rate and the statutory federal rate of 35% is due principally to income or losses from partnership entities in which taxes are the responsibility of the partners, as well as changes in valuation allowances.

It is reasonably possible that unrecognized tax benefits for our Automotive segment in multiple jurisdictions, which primarily relate to transfer pricing, corporate reorganization and various other matters, may decrease by approximately $300 million in the next 12 months due to audit settlements or statute expirations, of which approximately $30 million, if recognized, could impact the effective tax rate.

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

Liquidity and Capital Resources

Holding Company

As of June 30, 2010, we had cash and cash equivalents of $905 million and total debt of approximately $2.5 billion. Through June 30, 2010, we have made investments aggregating approximately $1.95 billion in the Private Funds for which no special profits interest allocations or incentive allocations are applicable. As of June 30, 2010, the total value of these investments was $1.93 billion, with an unrealized loss of $54 million for the six months ended June 30, 2010 and an unrealized gain of $209 million for the six months ended June 30, 2009. These amounts are reflected in the Private Funds’ net assets and earnings. As discussed elsewhere in this report, on January 15, 2010, pursuant to an offering, we issued an aggregate gross amount of $2.0 billion in senior notes and simultaneously redeemed our 2012 Notes and 2013 Notes, thereby increasing our liquidity by an additional $625 million, after taking into effect the redemption of the 2012 Notes and 2013 Notes and the payment of certain fees and expenses related to the offering. Additionally, on January 15, 2010, in two separate transactions, we acquired controlling interests in (i) ARI by issuing 3,116,537 of our depositary units and (ii) Viskase by issuing 2,915,695 of our depositary units. As of June 30, 2010 based on certain minimum financial ratios, we and Icahn Enterprises Holdings may incur $654 million in additional indebtedness. See Note 11, “Debt,” to our consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.

On March 31, 2010, we redeemed all of our outstanding preferred units for an amount equal to the liquidation preference of $10.00 per unit, plus any accrued but unpaid distributions thereon. The total liability of our preferred units of $138 million was settled by issuing 2,947,092 of our depositary units, based on an average price of $46.77 per depositary unit, which amount was calculated based on the closing price of our depositary units over the 20-trading day period immediately preceding March 31, 2010.

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

Borrowings

Debt consists of the following (in millions of dollars):

	June 30, 2010	December 31, 2009
8% senior unsecured notes due 2018 – Icahn Enterprises	$1,142	$—
7.75% senior unsecured notes due 2016 – Icahn Enterprises	845	—
Senior unsecured variable rate convertible notes due 2013 – Icahn Enterprises	556	556
Senior unsecured 7.125% notes due 2013 – Icahn Enterprises	—	963
Senior unsecured 8.125% notes due 2012 – Icahn Enterprises	—	352
Debt Facilities – Automotive	2,737	2,672
Senior unsecured notes – Railcar	275	275
Senior secured notes and revolving credit facility – Food Packaging	214	174
Mortgages payable	112	114
Other	81	80
Total debt	$5,962	$5,186

See Note 11, “Debt,” to our consolidated financial statements for additional information concerning terms, restrictions and covenants of our debt. As of June 30, 2010 and December 31, 2009 we are in compliance with all debt covenants.

Contractual Commitments and Contingencies

As described elsewhere in this Quarterly Report on Form 10-Q, on January 15, 2010, we issued $850 million of the 2016 Notes and $1,150 million of the 2018 Notes. A portion of the gross proceeds from the issuance of the New Notes were used to purchase all of the $353 million principal amount of our 2012 Notes and $967 million principal amount of our 2013 Notes. On May 3, 2010, Viskase issued an additional $40 million aggregate principal amount of Viskase 9.875% Notes under the Viskase 9.875% Notes Indenture. The additional notes constitute the same series of securities as the existing initial Viskase 9.875% Notes. Except for these debt transactions, including Viskase’s additional $40 million of debt issuance in May 2010, there were no other material changes in our contractual obligations or any other liabilities reflected on our consolidated balance sheet compared to those reported in our 2009 Form 10-K and our amended and adjusted financial statements for the fiscal years ended December 31, 2009, 2008 and 2007 to reflect our acquisitions of controlling interests in ARI and Viskase on our Current Report on Form 8-K filed with the SEC on June 9, 2010.

Off-Balance Sheet Arrangements

We have off-balance sheet risk related to investment activities associated with certain financial instruments, including futures, options, credit default swaps and securities sold, not yet purchased. For additional information regarding these arrangements, refer to Note 7, “Financial Instruments,” in our consolidated financial statements contained in this report.

Consolidated Cash Flows

For the six months ended June 30, 2010, our consolidated cash and cash equivalents increased by $235 million. The increase is primarily attributable to the following factors:

•	net cash proceeds of $638 million resulting from the extinguishment of our 2012 Notes and 2013 Notes and issuance of the New Notes;
•	net loss of $272 million, of which $453 million represents non-cash items;
•	net contributions of $309 million from non-controlling interests of our Investment Management segment; and
•	proceeds of $65 million from the sale of subsidiary debt previously purchased in fiscal 2008.

The factors comprising the majority of the increase in our consolidated cash and cash equivalents listed above were offset in part by the following factors:

•	Net purchases of securities of $2.6 billion for our Investment Management segment, offset in part by a decrease in cash held at consolidated affiliated partnerships and restricted cash for our Investment Management segment of approximately $2.1 billion;
•	purchase of the Former Fontainebleau Property for $148 million (of which $115 million was paid in the first quarter of fiscal 2010 and $33 million was paid during fiscal 2009). The property was allocated to our Real Estate segment and classified within property, plant and equipment; and
•	other capital expenditures of $114 million.

Discussion of Segment Liquidity and Capital Resources

The following table summarizes key cash flow information for each of our segments for the six months ended June 30, 2010 (in millions of dollars):

	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Eliminations	Consolidated Results
Cash flow from operating activities:
Net (loss) income	$(174)	$64	$(13)	$9	$5	$4	$(22)	$(145)	$—	$(272)
Investment losses	253	—	—	—	—	—	—	—	—	253
Net purchases from securities transactions	(2,648)	—	—	—	—	—	—	—	—	(2,648)
Other, net	(54)	157	9	9	10	13	3	53	—	200
Changes in operating assets and liabilities	2,048	(44)	(13)	(2)	4	(27)	(16)	80	—	2,030
Net cash (used in) provided by operating activities	(575)	177	(17)	16	19	(10)	(35)	(12)	—	(437)
Cash flow from investing activities:
Capital expenditures	—	(98)	(4)	(5)	(5)	(1)	(1)	(115)	—	(229)
Net proceeds from (purchases of) investments	—	—	4	—	—	—	—	(250)	250	4
Other, net	—	(37)	(10)	—	—	—	2	—	—	(45)
Net cash (used in) provided by investing activities	—	(135)	(10)	(5)	(5)	(1)	1	(365)	250	(270)
Cash flow from financing activities:
Distributions to non-controlling interests	(109)	—	—	—	—	—	—	—	—	(109)
Contributions from non-controlling interests	668	—	—	—	—	—	—	—	(250)	418
Partnership contributions	10	—	—	—	—	—	—	6	(10)	6
Partnerhip distributions	—	—	—	—	—	—	—	(42)	—	(42)
Net (repayments) proceeds from debt	—	(12)	—	40	7	(2)	—	703	(7)	729
Other, net	—	(12)	—	(1)	—	(53)	—	22	17	(27)
Net cash provided by (used in) financing activities	569	(24)	—	39	7	(55)	—	689	(250)	975
Effects of exchange rate changes on cash	—	(32)	—	(1)	—	—	—	—	—	(33)
Net (decrease) increase in cash and cash equivalents	$(6)	$(14)	$(27)	$49	$21	$(66)	$(34)	$312	$—	$235

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

The investment strategy utilized by the Investment Management segment is generally not heavily reliant on leverage. As of June 30, 2010, the ratio of the notional exposure of the Private Funds’ invested capital to net asset value of the Private Funds was approximately 1.20 to 1.00 on the long side and 0.31 to 1.00 on the short side. The notional principal amount of an investment instrument is the reference amount that is used to calculate profit or loss on that instrument. The Private Funds historically have had, which we anticipate to continue, access to significant amounts of cash from prime brokers, subject to customary terms and market conditions.

Investment related cash flows in the consolidated Private Funds are classified within operating activities in our consolidated statements of cash flows. Therefore, there are no cash flows attributable to investing activities presented in our consolidated statements of cash flows.

Cash inflows from and distributions to investors in the Private Funds are classified within financing activities in our consolidated statements of cash flows. These amounts are reported as contributions from and distributions to non-controlling interests. Net cash provided by financing activities was $569 million for the six months ended June 30, 2010 and was primarily due to $668 million in capital contributions by non-controlling interests, of which $250 million represents our additional investment in the Private Funds, offset in part by capital distributions to non-controlling interests of $109 million during the six months ended June 30, 2010. Our additional contributions of $250 million in the Private Funds have been eliminated in consolidation.

Automotive

Our Automotive segment had cash and cash equivalents of approximately $1 billion as of June 30, 2010.

Cash flow provided by operating activities was $177 million for the six months ended June 30, 2010 compared to cash used in operating activities of $119 million for the corresponding prior year period. The difference in year-over-year performance is largely attributable to increased earnings and movements in working capital, particularly the relative timing of payments to suppliers. Furthermore, although sales volumes have risen significantly, improvements in cash collections have resulted in a far lower increase in accounts receivable than would otherwise have occurred.

Cash flow used in investing activities was $135 million for the six months ended June 30, 2010 compared to cash used in investing activities of $80 million in the corresponding prior year period. Capital expenditures were $98 million for the six months ended June 30, 2010 compared to $88 million in the corresponding prior year period, reflecting a stable capital investment pattern as existing capacity is being utilized to support growth.

In June 2010, Federal-Mogul acquired 100% ownership of the Daros Group, a privately owned supplier of high technology piston rings for large-bore engines used in industrial energy generation and commercial shipping, with operations in China, Germany and Sweden, for $39 million in cash.

Cash flow used in financing activities was $24 million for each of the six months ended June 30, 2010 and 2009.

The January 8, 2010 bolivar devaluation by the Venezuelan government resulted in Federal-Mogul’s recognition of $20 million in foreign currency exchange expense, $16 million of which reflects the impact on the cash balance.

On December 27, 2007, Federal-Mogul entered into a Term Loan and Revolving Credit Agreement, or the Debt Facilities. The Debt Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. As of June 30, 2010, there was $540 million of borrowing availability under the revolving credit facility.

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

Federal-Mogul maintains investments in 13 non-consolidated affiliates, which are located in China, Germany, Italy, Japan, Korea, Turkey, the United Kingdom and the United States. Federal-Mogul’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investments in these affiliates were $201 million and $238 million at June 30, 2010 and December 31, 2009, respectively. Dividends received from non-consolidated affiliates of Federal-Mogul for the six months ended June 30, 2010 were $24 million.

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

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of June 30, 2010, the total amount of the contingent guarantee, were all triggering events to occur, approximated $56 million. Federal-Mogul believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.

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

Federal-Mogul’s subsidiaries in Brazil, France, Germany, Italy, Japan and Spain are each a party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $199 million and $217 million as of June 30, 2010 and December 31, 2009, respectively. Of those gross amounts, $168 million and $190 million, respectively, were factored without recourse and treated as sales. The remaining $31 million and $27 million, respectively, were factored with recourse, pledged as collateral, accounted for as secured borrowings and recorded in our consolidated balance sheets as accounts receivable and the related debt shown separately. Under the terms of these factoring arrangements, Federal-Mogul is not obligated to draw cash immediately upon the factoring of accounts receivable. Federal-Mogul had outstanding factored amounts of $1 million and $4 million for which cash had not yet been drawn as of June 30, 2010 and December 31, 2009, respectively. Proceeds from the factoring of accounts receivable without recourse and treated as sales were $627 million and $501 million for the six months ended June 30, 2010 and 2009, respectively.

Railcar

As of June 30, 2010, our Railcar segment had cash and cash equivalents of $320 million.

Net cash used in operating activities for the six months ended June 30, 2010 was $17 million, resulting primarily from a $13 million change in operating assets and liabilities and a net loss of $13 million, of which $9 million represents non-cash items.

Net cash used in investing activities for the six months ended June 30, 2010 was $10 million and was primarily due to capital contributions of $10 million to joint ventures.

As of June 30, 2010, based on certain financial ratios, certain of its debt covenants, including ARI’s ability to incur additional debt, have become further restricted. ARI was in compliance with all of its covenants under the ARI Notes as of June 30, 2010.

ARI anticipates that any future expansion of its business will be financed through existing cash resources. ARI believes that these sources of funds will provide sufficient liquidity to meet its expected operating requirements over the next 12 months. ARI expects its future cash flows from operations to be impacted by pricing pressures, the number of railcar orders, railcar shipments and production rates along with the state of the credit markets and the overall economy.

ARI’s long-term liquidity is contingent upon future operating performance. ARI may require additional capital in the future to fund capital expenditures, acquisitions or other investments. These capital requirements could be substantial. Certain risks, trends and uncertainties may adversely affect its long-term liquidity.

Food Packaging

As of June 30, 2010, our Food Packaging segment had cash and cash equivalents of $88 million.

Net cash provided by operating activities for the six months ended June 30, 2010 was $16 million, resulting primarily from net income of $9 million, which includes $9 million of reductions to net income for non-cash items, offset in part by changes in operating assets and liabilities of $2 million.

Net cash used in investing activities was $5 million for the six months ended June 30, 2010, due to capital expenditures. Capital expenditures for the remainder of fiscal 2010 are expected to total $10 million.

Net cash provided by financing activities was $39 million for the six months ended June 30, 2010, and was primarily due to proceeds of $40 million from the issuance of debt in May 2010. The net proceeds from the issuance of debt will be used for general corporate purposes, including working capital, further plant expansion and possible acquisitions.

Viskase’s management believes that existing resources, including cash and cash equivalents and available credit lines, will be adequate to satisfy current and planned operations for at least the next twelve months. Depending upon its operations, additional financing, if needed, may not be available to Viskase or, if available, may not be on terms favorable to Viskase.

Metals

As of June 30, 2010, our Metals segment had cash and cash equivalents of $34 million.

Net cash provided by operating activities was $19 million for the six months ended June 30, 2010, resulting primarily from net income of $5 million, which includes $10 million of reductions to net income for non-cash items, and $4 million of net change in operating assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2010 was $5 million due to capital expenditures. Capital expenditures for the remainder of fiscal 2010 are expected to total approximately $20 million for maintenance and growth projects at existing facilities.

Net cash flow provided by financing activities for the six months ended June 30, 2010 was $7 million and was due to a net intercompany loan from Icahn Enterprises, which was eliminated in consolidation.

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

At June 30, 2010, our Real Estate segment had cash and cash equivalents of $71 million.

Net cash used in operating activities for the six months ended June 30, 2010 was $10 million resulting primarily from changes in operating assets and liabilities of $27 million and net income of $4 million, which includes $13 million of reductions to net income for non-cash items.

In February 2010, we acquired from Fontainebleau, and certain affiliated entities, the Former Fontainebleau Property located in Las Vegas, Nevada for an aggregate purchase price of approximately $148 million. Our Holding Company allocated the purchase to our Real Estate segment related to the acquisition of the Former Fontainebleau Property, $115 million of which was expended during the first quarter of fiscal 2010 and $33 million of which was expended during fiscal 2009. The Former Fontainebleau Property includes (i) an unfinished building of approximately nine million square feet that is situated on approximately 25 acres of land and (ii) inventory. Our Real Estate operations intends to secure the Former Fontainebleau Property until market conditions improve.

We expect operating cash flows to be positive from our Real Estate operations during the remainder of fiscal 2010.

Home Fashion

At June 30, 2010, WPI had $47 million of unrestricted cash and cash equivalents. There were no borrowings under the WestPoint Home revolving credit agreement as of June 30, 2010, but there were outstanding letters of credit of $17 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of $48 million at June 30, 2010.

For the six months ended June 30, 2010, our Home Fashion segment had net cash used in operating activities of $35 million resulting primarily from net loss of $22 million, of which $3 million represents non-cash items, and increases in working capital of $16 million. WPI anticipates that its operating losses and restructuring charges will continue to be incurred for the remainder of fiscal 2010.

Capital expenditures by WPI were $1 million for the six months ended June 30, 2010.

Through a combination of its existing cash on hand and its borrowing availability under the WestPoint Home senior secured revolving credit facility (together, an aggregate of $95 million), WPI believes that it has adequate capital resources and liquidity to meet its anticipated requirements to continue its operational restructuring initiatives and for working capital and capital spending through the next 12 months. In its analysis with respect to the sufficiency of adequate capital resources and liquidity, WPI has considered that its retail customers may continue to face either negative or flat comparable store sales for home textile products during fiscal 2010. However, depending upon the levels of additional acquisitions and joint venture investment activity, if any, additional financing, if needed, may not be available to WPI or, if available, may not be on terms favorable to WPI. WPI’s estimates of its anticipated liquidity needs may not be accurate and new business opportunities or other unforeseen events could occur, resulting in the need to raise additional funds from outside sources.

Distributions

Depositary Units

On July 30, 2010, the Board of Directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the third quarter of fiscal 2010. The distribution will be paid on September 2, 2010, to depositary unitholders of record at the close of business on August 20, 2010. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2010 compared to those reported in our 2009 Form 10-K and our amended and adjusted financial statements for the fiscal years ended December 31, 2009, 2008 and 2007 to reflect our acquisitions of controlling interests in ARI and Viskase on our Current Report on Form 8-K filed with the SEC on June 9, 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our significant market risks are primarily associated with interest rates and security prices. Reference is made to Part II, Item 7A of our 2009 Form 10-K for disclosures relating to interest rates and our equity prices. Except for the following update to our Automotive segment’s market risk, there have been no other material changes to our market risk during the first six months of fiscal 2010.

Automotive

The translated values of revenue and expense from Federal-Mogul’s international operations are subject to fluctuations due to changes in currency exchange rates. During the six months ended June 30, 2010, Federal-Mogul derived 40% of its sales in the United States and 60% internationally. Of these international sales, 60% are denominated in the euro, with no other single currency representing more than 10%. To minimize foreign currency risk, Federal-Mogul generally maintains natural hedges within its non-U.S.

activities, including the matching of operational revenues and costs. Where natural hedges are not in place, Federal-Mogul manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Federal-Mogul estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the six months ended June 30, 2010 would have decreased “Net income attributable to Federal-Mogul” by approximately $10 million.

Item 4. Controls and Procedures

As of June 30, 2010, our management, including our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and our subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first six months of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Icahn Enterprises and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business. For further information regarding our legal proceedings, see our Legal Proceedings set forth in Part I, Item 3 of our 2009 Form 10-K and Note 19, “Commitments and Contingencies,” of our consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. The legal proceedings disclosed in our 2009 Form 10-K did not materially change during the period covered by this report other than the status of litigation affecting WPI relating to (i) the Opinion in our favor issued by the United States Court of Appeals for the Second Circuit and (ii) the requests on April 19, 2010 of the plaintiffs in the Delaware case to amend their complaint in light of the Second Circuit’s decision. See Note 19, “Commitments and Contingencies,” to our consolidated financial statements contained in this report for further discussion.

Item 1A. Risk Factors

The risk factors, which include risk factors associated with our new Railcar and Food Packaging segments, in our 2009 Form 10-K, did not materially change during the period covered by this report other than the status of litigation affecting WPI relating to (i) the Opinion in our favor issued by the United States Court of Appeals for the Second Circuit and (ii) the requests on April 19, 2010 of the plaintiffs in the Delaware case to amend their complaint in light of the Second Circuit’s decision. See Note 19, “Commitments and Contingencies,” to our consolidated financial statements for further discussion. In addition, we are presenting a new risk factor relating to our business concerning climate change as follows:

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

Item 5. Other Information

On January 15, 2010, pursuant to the ARI Contribution and Exchange Agreement, the ARI Contributing Parties contributed to us 11,564,145 shares of common stock of ARI, representing approximately 54.3% of ARI’s total outstanding common stock as of January 15, 2010, collectively owned by the ARI Contributing Parties for aggregate consideration consisting of 3,116,537 of our depositary units (or approximately $141 million based on the closing price of our depositary units on January 15, 2010). In August 2010, we will issue 973,498 additional shares of our depositary units to the ARI Contributing Parties based on a post-closing adjustment formula that measures the amount that the six-month volume-weighted average price of ARI’s common stock has exceeded or is less than certain price targets (subject to a ceiling) following the closing date. See Note 2, “Acquisitions — Acquisition of Controlling Interest in American Railcar Industries, Inc.” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisition of Controlling Interest in ARI” contained elsewhere in this report for further discussion.

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

Date: August 4, 2010