Form 10-Q
period 2010-09-30
ICAHN ENTERPRISES L.P.
filed 2010-11-05
CIK 813762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2010

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
Yes ☐ No ☒

As of November 2, 2010, there were 84,728,419 depositary units outstanding.

ICAHN ENTERPRISES L.P.

i

Part I. Financial Information

Item 1. Financial Statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,261	$2,256
Cash held at consolidated affiliated partnerships and restricted cash	1,943	3,336
Investments	6,882	5,405
Accounts receivable, net	1,384	1,139
Due from brokers	35	56
Inventories, net	1,175	1,091
Property, plant and equipment, net	3,015	2,958
Goodwill	1,095	1,083
Intangible assets, net	979	1,007
Other assets	554	555
Total Assets	$19,323	$18,886
LIABILITIES AND EQUITY
Accounts payable	$764	$628
Accrued expenses and other liabilities	1,922	1,993
Securities sold, not yet purchased, at fair value	887	2,035
Due to brokers	803	376
Post-employment benefit liability	1,228	1,413
Debt	5,966	5,186
Preferred limited partner units	—	136
Total liabilities	11,570	11,767
Commitments and contingencies (Note 19)
Equity:
Limited partners:
Depositary units: 92,400,000 authorized; issued 85,865,619 and 75,912,797 at September 30, 2010 and December 31, 2009; outstanding 84,728,419 and 74,775,597 at September 30, 2010 and December 31, 2009, respectively	3,443	2,828
General partner	(282)	18
Treasury units at cost: 1,137,200 depositary units	(12)	(12)
Equity attributable to Icahn Enterprises	3,149	2,834
Equity attributable to non-controlling interests	4,604	4,285
Total equity	7,753	7,119
Total Liabilities and Equity	$19,323	$18,886

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)
Revenues:
Net sales	$1,983	$1,774	$5,935	$5,058
Net gain from investment activities	793	452	540	1,391
Interest and dividend income	33	83	155	205
Loss on extinguishment of debt	—	—	(40)	—
Other income, net	16	34	41	88
	2,825	2,343	6,631	6,742
Expenses:
Cost of goods sold	1,705	1,509	5,031	4,368
Selling, general and administrative	246	273	776	838
Restructuring	2	1	13	51
Impairment	4	9	13	25
Interest expense	96	83	286	239
	2,053	1,875	6,119	5,521
Income from continuing operations before income tax (expense) benefit	772	468	512	1,221
Income tax (expense) benefit	(7)	4	(19)	20
Income from continuing operations	765	472	493	1,241
(Loss) income from discontinued operations	—	(1)	—	1
Net income	765	471	493	1,242
Less: net income attributable to non-controlling interests	(467)	(355)	(376)	(988)
Net income attributable to Icahn Enterprises	$298	$116	$117	$254
Net income (loss) attributable to Icahn Enterprises from:
Continuing operations	$298	$117	$117	$253
Discontinued operations	—	(1)	—	1
	$298	$116	$117	$254
Net income attributable to Icahn Enterprises allocable to:
Limited partners	$292	$108	$115	$236
General partner	6	8	2	18
	$298	$116	$117	$254
Basic income (loss) per LP unit:
Income from continuing operations	$3.48	$1.45	$1.39	$3.13
Income (loss) from discontinued operations	0.00	(0.01)	0.00	0.02
	$3.48	$1.44	$1.39	$3.15
Basic weighted average LP units outstanding	84	75	83	75
Diluted income (loss) per LP unit:
Income from continuing operations	$3.35	$1.40	$1.39	$3.04
Income (loss) from discontinued operations	0.00	(0.01)	0.00	0.01
	$3.35	$1.39	$1.39	$3.05
Diluted weighted average LP units outstanding	89	84	83	79
Cash distributions declared per LP unit	$0.25	$0.25	$0.75	$0.75

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES
IN EQUITY AND COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Equity Attributable to Icahn Enterprises
	General Partner’s Equity (Deficit)	Limited Partners’ Equity	Held in Treasury		Total Partners’ Equity	Non- Controlling Interests	Total Equity
			Amount	Units
Balance, December 31, 2009	$18	$2,828	$(12)	1	$2,834	$4,285	$7,119
Comprehensive income:
Net income	2	115	—	—	117	376	493
Post-employment benefits, net of tax	2	86	—	—	88	28	116
Hedge instruments, net of tax	—	(22)	—	—	(22)	(7)	(29)
Translation adjustments and other, net of tax	—	11	—	—	11	2	13
Comprehensive income	4	190	—	—	194	399	593
Partnership contributions	6	—	—	—	6	—	6
Partnership distributions	(1)	(62)	—	—	(63)	—	(63)
Investment Management distributions	—	—	—	—	—	(521)	(521)
Investment Management contributions	—	—	—	—	—	430	430
ARI acquisition	(178)	178	—	—	—	—	—
Viskase acquisition	(132)	132	—	—	—	—	—
Preferred LP unit redemption	—	138	—	—	138	—	138
Stock-based compensation and other	1	39	—	—	40	11	51
Balance, September 30, 2010	$(282)	$3,443	$(12)	1	$3,149	$4,604	$7,753

Accumulated other comprehensive loss was $557 and $657 at September 30, 2010 and December 31, 2009, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$493	$1,242
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net loss from discontinued operations	—	(1)
Investment gains	(540)	(1,391)
Purchases of securities	(3,768)	(1,470)
Proceeds from sales of securities	3,057	2,393
Purchases to cover securities sold, not yet purchased	(2,918)	(3,995)
Proceeds from securities sold, not yet purchased	1,556	3,342
Net premiums received (paid) on derivative contracts	19	(61)
Changes in receivables and payables relating to securities transactions	429	(657)
Depreciation and amortization	338	324
Other, net	(71)	9
Changes in cash held at consolidated affiliated partnerships and restricted cash	1,393	666
Changes in other operating assets and liabilities	(148)	(87)
Net cash (used in) provided by operating activities	(160)	314
Cash flows from investing activities:
Capital expenditures	(309)	(188)
Payments to acquire business	(39)	—
Purchases of marketable equity and debt securities	—	(37)
Other, net	(4)	(5)
Net cash used in investing activities	(352)	(230)
Cash flows from financing activities:
Investment management equity:
Capital subscriptions received in advance	—	5
Capital distributions to non-controlling interests	(555)	(759)
Capital contributions by non-controlling interests	419	161
Partnership contributions	6	—
Partnership distributions	(63)	(57)
Proceeds from issuance of senior unsecured notes	1,987	—
Proceeds from other borrowings	107	71
Repayments of borrowings	(1,373)	(45)
Other, net	(11)	(9)
Net cash provided by (used in) financing activities	517	(633)
Effect of exchange rate changes on cash and cash equivalents	—	20
Net increase (decrease) in cash and cash equivalents	5	(529)
Cash and cash equivalents, beginning of period	2,256	2,917
Cash and cash equivalents, end of period	$2,261	$2,388
Supplemental information:
Cash payments for interest, net of amounts capitalized	$237	$229
Net cash payments for income taxes	$10	$10
Net unrealized gains on available-for-sale securities	$1	$20
Redemptions payable to non-controlling interests	$75	$47
LP Unit issuance to purchase majority interests in ARI and Viskase	$310	$—
LP Unit issuance to settle preferred LP unit redemptions	$138	$—

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

1. Description of Business and Basis of Presentation

General

Icahn Enterprises L.P. (“Icahn Enterprises” or the “Company”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), our sole general partner, which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of September 30, 2010, affiliates of Mr. Icahn owned 78,454,899 of our depositary units which represented approximately 92.6% of our outstanding depositary units. As discussed further in Note 14, “Preferred Limited Partner Units,” on March 31, 2010 we redeemed all of our outstanding preferred units.

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

Our consolidated financial statements include the accounts of (i) Icahn Enterprises and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises, in addition to those entities in which we have a controlling interest as a general partner interest or in which we are the primary beneficiary of a variable interest entity (“VIE”). In evaluating whether we have a controlling financial interest in entities in which we would consolidate, we consider the following: (1) for voting interest entities, we consolidate these entities in which we own a majority of the voting interests; (2) for VIEs that are not subject to the deferral provisions described below in the section entitled, “Adoption of New Accounting Standards,” we consolidate these entities in which we are considered the primary beneficiary because we (i) have the direct or indirect ability through voting rights or similar rights to make decisions about the VIE’s activities that have a significant effect on its success and (ii) absorb the majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both (see Note 5, “Investments and Related Matters,” for further discussion regarding our VIEs); and (3) for limited partnership entities that are not considered VIEs, we consolidate these entities if we are the general partner of such entities and for which no substantive kick-out rights (the rights underlying the limited partners’ ability to dissolve the limited partnership or otherwise remove the general partners are

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

1. Description of Business and Basis of Presentation  – (continued)

collectively referred to as “kick-out” rights) or participating rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.

We conduct and plan to continue to conduct our activities in such a manner as not to be deemed an investment company under the Investment Company Act of 1940, as amended (the “’40 Act”). Therefore, no more than 40% of our total assets will be invested in investment securities, as such term is defined in the ’40 Act. In addition, we do not invest or intend to invest in securities as our primary business. We intend to structure our investments to continue to be taxed as a partnership rather than as a corporation under the applicable publicly traded partnership rules of the Internal Revenue Code, as amended (the “Code”).

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

As a result of the acquisitions of ARI and Viskase that occurred on January 15, 2010, our financial statements now include the results of ARI and Viskase effective when common control (over 50% ownership) had been achieved which for ARI was in May 1988 and for Viskase was in November 2006.

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

See Note 5, “Investments and Related Matters,” and Note 6, “Fair Value Measurements,” for a detailed discussion of our investments.

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of September 30, 2010 are approximately $6.0 billion and $5.8 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2009 was approximately $5.2 billion and $4.8 billion, respectively.

Restricted Cash

Our restricted cash balance was approximately $1.4 billion and $2.8 billion as of September 30, 2010 and December 31, 2009, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

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

In January 2010, the FASB issued new guidance on supplemental fair value disclosures. The new disclosures require (1) a gross presentation of activities within the Level 3 roll forward reconciliation, which will replace the net presentation format and (2) detailed disclosures about the transfers between Level 1 and Level 2 measurements. Additionally, the new guidance provides several clarifications regarding the level of disaggregation and disclosures about inputs and valuation techniques. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. Early application is permitted and comparative disclosures are not required in the period of initial adoption. We have adopted the provisions of this new guidance effective January 1, 2010. The adoption of this new standard did not have any impact on our financial condition, results of operations and cash flows. See Note 6, “Fair Value Measurements,” for additional information.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

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

2. Acquisitions

Acquisition of Controlling Interest in American Railcar Industries, Inc.

On January 15, 2010, pursuant to a Contribution and Exchange Agreement (the “ARI Contribution and Exchange Agreement”) among Icahn Enterprises, Beckton Corp., a Delaware corporation (“Beckton”), Barberry Corp., a Delaware Corporation (“Barberry”), Modal LLC, a Delaware limited liability company (“Modal”), and Caboose Holding LLC, a Delaware limited liability company (“Caboose” and, together with Beckton, Barberry and Modal, collectively, the “ARI Contributing Parties”), the ARI Contributing Parties contributed to Icahn Enterprises 11,564,145 shares of common stock of ARI, representing approximately 54.3% of ARI’s total outstanding common stock as of January 15, 2010, collectively owned by the ARI Contributing Parties for aggregate consideration consisting of 3,116,537 of our depositary units (or approximately $141 million based on the closing price of our depositary units on January 15, 2010) subject to certain post-closing adjustments. On August 10, 2010, we issued 973,498 additional shares of our depositary units to the ARI Contributing Parties based on a post-closing adjustment formula that measures the amount that the six-month volume-weighted average price of ARI’s common stock has exceeded or is less than certain price targets (subject to a ceiling) following the closing date. The approximate value of these additional depositary units was $37 million (based on the closing price of our depositary units on August 10, 2010) and, when combined with those depositary units issued on January 15, 2010, the total value of the ARI acquisition approximated $178 million.

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

Acquisition of Controlling Interest in Viskase Companies, Inc.

On January 15, 2010, pursuant to a Contribution and Exchange Agreement (the “Viskase Contribution and Exchange Agreement”) among Icahn Enterprises, Beckton, Barberry, Koala Holding Limited Partnership, a Delaware limited partnership (“Koala”), High River Limited Partnership, a Delaware limited partnership

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

2. Acquisitions  – (continued)

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

3. Operating Units

a. Investment Management

Icahn Onshore LP (the “Onshore GP”) and Icahn Offshore LP (the “Offshore GP” and, together with the Onshore GP, the “General Partners”) act as general partner of Icahn Partners LP (the “Onshore Fund”) and the Offshore Master Funds (as defined herein), respectively. The “Offshore Master Funds” consist of (i) Icahn Partners Master Fund LP (“Master Fund”), (ii) Icahn Partners Master Fund II L.P. (“Master Fund II”) and (iii) Icahn Partners Master Fund III L.P. (“Master Fund III”). The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the “Investment Funds.” In addition, as discussed elsewhere in this Quarterly Report on Form 10-Q, the “Offshore Funds” consist of (i) Icahn Fund Ltd. (referred to herein as the Offshore Fund), (ii) Icahn Fund II Ltd. and (iii) Icahn Fund III Ltd. The Offshore GP also acts as general partner of a fund formed as a Cayman Islands exempted limited partnership that invests in the Offshore Master Funds. This fund, together with other funds that also invest in the Offshore Master Funds, constitute the “Feeder Funds” and, together with the Investment Funds, are referred to herein as the “Private Funds.”

Effective January 1, 2008, in addition to providing investment advisory services to the Private Funds, the General Partners provide or cause their affiliates to provide certain administrative and back office services to the Private Funds that had been previously provided by Icahn Capital Management LP (collectively, the “Services”) and, in consideration of providing the Services, the General Partners will receive special profits interest allocations from the Investment Funds. Prior to July 1, 2009 this allocation was generally equal to 0.625% of the balance in each fee-paying capital account as of the beginning of each quarter (for each investor of fee-paying capital account, the Target Special Profits Interest Amount) except that amounts are only allocated to the General Partners in respect of special profits interest allocations if there is sufficient net profits in the applicable Investment Fund to cover such amounts. The General Partners may also receive incentive allocations, which prior to July 1, 2009, were generally 25% of the net profits generated by fee-paying investors in the Investment Funds, subject to a “high water mark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods have been recovered). (See below for discussion of the new fee structure for special profits interest allocations and incentive allocations effective as of July 1, 2009.) The General Partners do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and qualified investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

3. Operating Units  – (continued)

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

We have made investments in the consolidated Private Funds, including earned incentive allocations and special profits interest allocation from prior periods that were retained in the Private Funds. The total value of these investments was $2.48 billion as of September 30, 2010 for which no special profits interest allocation or incentive allocations are applicable. These investments and related earnings are reflected in the consolidated Private Funds’ net assets and earnings.

As of September 30, 2010, the full Target Special Profits Interest Amount was $34 million, which includes a Target Special Profits Interest Amount of $33 million for the first nine months of the fiscal year ending December 31, 2010 (“fiscal 2010”) and a hypothetical return of $4 million on the full Target Special Profits Interest Amount from the Investment Funds, offset in part by forfeited Special Profits Interest Amount of $3 million due to redemptions. For each of the three and nine months ended September 30, 2010, there was a $34 million special profits interest allocation accrual due to the positive performance in the Investment Funds. Special profits interest allocations will only be made at the end of the year to the extent that there are sufficient net profits in the Investment Funds to cover such amounts. The special profits interest allocation accrual for the three and nine months ended September 30, 2009 was $23 million and $144 million, respectively. The special profits interest allocation accrual for the nine months ended September 30, 2009 included a carry-forward Target Special Profits Interest Amount of $70 million from December 31, 2008.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

3. Operating Units  – (continued)

Incentive allocations were $3 million for each of the three and nine months ended September 30, 2010. Incentive allocations for the three and nine months ended September 30, 2009 were not material. The General Partners’ incentive allocations earned from the Private Funds are accrued on a quarterly basis and are allocated to the General Partners at the end of the Private Funds’ fiscal year (or sooner on redemptions), provided that, effective July 1, 2009, certain new options do not provide for incentive allocations at the end of each fiscal year.

Financial Reform

In July 2010, the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Reform Act”) was enacted into law. The Reform Act will require one or more entities within our Investment Management segment to be registered with the SEC by July 2011 as an investment adviser under the Investment Advisers Act of 1940, and will impose certain reporting and other requirements on such registered entity or entities. The Reform Act requires additional rulemaking by the SEC which could impact such entities or other affiliated entities. We cannot predict the effect on us of such rulemaking at this time.

b. Automotive

We conduct our Automotive segment through our majority ownership in Federal-Mogul. Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, alternative energies, environment and safety systems. Federal-Mogul serves the world’s foremost original equipment manufacturers (“OEM”) of automotive, light commercial, heavy-duty, industrial, agricultural, aerospace, marine, rail and off-road vehicles, as well as the worldwide aftermarket. As of September 30, 2010, Federal-Mogul is organized into four product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket.

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

Accounts Receivable, net

Federal-Mogul’s subsidiaries in Brazil, France, Germany, Italy, Japan and Spain are parties to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $219 million and $217 million as of September 30, 2010 and December 31, 2009, respectively. Of those gross amounts, $188 million and $190 million, respectively, qualify as sales. The remaining factored receivables of $31 million and $27 million, respectively, were pledged as collateral and accounted for as secured borrowings and recorded in our consolidated balance sheets as accounts receivable and the related debt shown separately. Under terms of these factoring arrangements, Federal-Mogul is not obligated to draw cash immediately upon the factoring of accounts receivable. Federal-Mogul had outstanding factored amounts of $1 million and $4 million for which cash had not yet been drawn as of September 30, 2010 and December 31, 2009, respectively. Proceeds from the factoring of accounts receivable qualifying as sales were $894 million and $845 million for the nine months ended September 30, 2010 and 2009, respectively. Expenses associated with receivables factored or discounted are recorded in our consolidated statements of operations within other income, net.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

3. Operating Units  – (continued)

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

Federal-Mogul expects to finance its restructuring programs through cash generated from its ongoing operations or through cash available under its existing credit facility, subject to the terms of applicable covenants. Federal-Mogul does not expect that the execution of these programs will have an adverse impact on its liquidity position.

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

An unprecedented downturn in the global automotive industry and global financial markets led Federal-Mogul to announce, in September and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. This plan, when combined with other workforce adjustments, was expected to reduce Federal-Mogul’s global workforce by approximately 8,600 positions when compared with Federal-Mogul’s workforce as of September 30, 2008. For the nine months ended September 30, 2010 and 2009, Federal-Mogul reversed $1 million and accrued $37 million, respectively, in net restructuring charges associated with Restructuring 2009. Federal-Mogul expects to incur additional restructuring charges of up to $2 million through the fiscal year ending December 31, 2011, of which $1 million is expected to be employee costs and $1 million is expected to be facility closure costs. Total cumulative restructuring charges related to Restructuring 2009 through September 30, 2010 were $157 million. As substantially all of the Restructuring 2009 costs are related to severance, such activities are expected to yield future annual savings at least equal to the incurred costs.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

3. Operating Units  – (continued)

As of December 31, 2009, the accrued liability balance relating to all restructuring programs was $55 million. For the three and nine months ended September 30, 2010, Federal-Mogul incurred $1 million and $7 million of net restructuring charges, respectively, substantially all of which were for net restructuring charges outside of Restructuring 2009 and were related to certain plant closures, all of which were related to employee costs. During the nine months ended September 30, 2010, Federal-Mogul paid $26 million of restructuring charges. As of September 30, 2010, the accrued liability balance was $32 million, including $4 million of foreign currency adjustments, and is included in accrued expenses and other liabilities in our consolidated balance sheets.

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded accruals for all restructuring programs of $7 million and $39 million were reversed for the nine months ended September 30, 2010 and 2009, respectively. Such reversals result from: changes in estimated amounts to accomplish previously planned activities; changes in expected outcome (based on historical practice) of negotiations with labor unions, which reduced the level of originally committed actions; implemented government employment programs, which lowered the expected cost and changes in approach to accomplish restructuring activities.

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

Near the latter part of fiscal 2009, the three-year cumulative inflation rate for Venezuela was above 100%, which requires the Venezuelan operation to report its results as though the U.S. dollar is its functional currency in accordance with FASB ASC Topic 830, Foreign Currency Matters, commencing January 1, 2010 (“inflationary accounting”). The impact of this transition to a U.S. dollar functional currency is that any change in the U.S. dollar value of bolivar denominated monetary assets and liabilities must be recognized directly in earnings.

On January 8, 2010, the official exchange rate was set by the Venezuelan government at 4.3 bolivars per U.S. dollar, except for certain “strategic industries” that are permitted to repatriate U.S. dollars at the rate of 2.6 bolivars per U.S. dollar. During the nine months ended September 30, 2010, Federal-Mogul recorded $20 million in foreign currency exchange expense due to this change in the exchange rate. Based upon recent fiscal 2010 cash repatriations of cash, Federal-Mogul believes that all amounts currently submitted to the Venezuelan government for repatriation prior to fiscal 2010 will be paid out at the “strategic” rate, with the remaining monetary assets being converted at the official rate of 4.3.

Impairment

Federal-Mogul recorded $(1) million and $7 million in impairment charges for the three and nine months ended September 30, 2010, respectively, related to certain of its equipment where the assessment of future undiscounted cash flows of such equipment, when compared to the current carrying value of the equipment, indicated the assets were not recoverable. Federal-Mogul determined the fair value of the assets by applying a probability weighted, expected present value technique to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with other long-lived asset fair value measurements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

3. Operating Units  – (continued)

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

ARI’s three largest customers (including an affiliate) accounted for 66% and 85%, respectively, of our Railcar segment’s total net sales for the nine months ended September 30, 2010 and 2009.

d. Food Packaging

We conduct our Food Packaging segment through our majority ownership in Viskase. Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase currently operates seven manufacturing facilities and nine distribution centers throughout North America, Europe and South America and derives approximately 68% of Viskase’s total net sales from customers located outside the United States. Viskase believes it is one of the two largest manufacturers of non-edible cellulosic casings for processed meats and one of the three largest manufacturers of non-edible fibrous casings. As of September 30, 2010, $120 million of Viskase’s assets were located outside of the United States, primarily in France.

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

PSC Metals had five and three customers who accounted for approximately 45% and 29%, respectively, of PSC Metals’ net sales for the nine months ended September 30, 2010 and 2009, respectively.

f. Real Estate

Our Real Estate segment consists of rental real estate, property development and resort activities.

As of each of September 30, 2010 and December 31, 2009, we owned 30 rental real estate properties. Our property development operations are run primarily through Bayswater, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of approximately 327 and 870 units of residential housing, respectively. Both developments operate golf and resort operations as well.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

3. Operating Units  – (continued)

In February 2010, our Real Estate operations acquired from Fontainebleau Las Vegas, LLC (“Fontainebleau”), and certain affiliated entities, certain assets associated with property and improvements (the “Former Fontainebleau Property”) located in Las Vegas, Nevada for an aggregate purchase price of approximately $148 million. The Former Fontainebleau Property includes (i) an unfinished building situated on approximately 25 acres of land and (ii) inventory.

As of September 30, 2010 and December 31, 2009, $107 million and $110 million, respectively, of the net investment in financing leases, net real estate leased to others and resort properties, which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.

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

A relatively small number of customers have historically accounted for a significant portion of WPI’s net sales. WPI had six customers who accounted for approximately 62% and 57%, respectively, of WPI’s net sales for the nine months ended September 30, 2010 and 2009, respectively.

Restructuring

To improve WPI’s competitive position, WPI’s management intends to continue to reduce its cost of goods sold by restructuring its operations in the plants located in the United States, increasing production within its non-U.S. facilities and joint venture operation and sourcing goods from lower cost overseas facilities. WPI utilizes a third party to manage the majority of its U.S. warehousing and distribution operations, located at its Wagram, North Carolina facility. In fiscal 2009, as part of its ongoing restructuring activities, WPI closed certain of its manufacturing facilities located in the United States. In the future, the vast majority of the products manufactured or fabricated in these facilities will be sourced from plants located outside of the United States. As of September 30, 2010, $163 million of WPI’s assets were located outside of the United States, primarily in Bahrain.

WPI incurred restructuring costs of $1 million and $6 million, respectively, for the three and nine months ended September 30, 2010. Included in restructuring expenses are cash charges associated with the ongoing costs of closed plants, employee severance, benefits and related costs and transition expenses. The amount of accrued restructuring costs at December 31, 2009 was $1 million. WPI paid $7 million of restructuring charges for the nine months ended September 30, 2010. As of September 30, 2010, the accrued liability balance was less than $1 million, which is included in accrued expenses and other liabilities in our consolidated balance sheet.

Total cumulative restructuring charges from August 8, 2005 (acquisition date) through September 30, 2010 were $83 million.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

3. Operating Units  – (continued)

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

Impairment

WPI incurred non-cash impairment charges of $5 million and $6 million for the three and nine months ended September 30, 2010, respectively, due to impairment charges related to certain plants that have been or will be closed. WPI incurred non-cash impairment charges of $6 million and $8 million for the three and nine months ended September 30, 2009, respectively. Included in the impairment charges for the three and nine months ended September 30, 2009 were impairment charges related to WPI’s trademarks of $5 million. In recording impairment charges related to its plants, WPI compared estimated net realizable values of property, plant and equipment to their current carrying values. In recording impairment charges related to its trademarks, WPI compared the fair value of the intangible asset with its carrying value. The estimates of fair value of trademarks are determined using a discounted cash flow valuation methodology referred to as the “relief from royalty” methodology. Significant assumptions inherent in the “relief from royalty” methodology employed include estimates of appropriate marketplace royalty rates and discount rates. WPI’s trademark valuations will be evaluated further during its annual testing in the fourth quarter of fiscal 2010.

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

a. Investment Management

Until August 8, 2007, Icahn Management LP (“Icahn Management”) elected to defer most of the management fees from the Offshore Funds and such amounts remain invested in the Offshore Funds. At September 30, 2010 and December 31, 2009, the balance of the deferred management fees payable (included in accrued expenses and other liabilities) by the Offshore Funds to Icahn Management was $138 million and $125 million, respectively. The deferred management fee payable increased by $13 million and $33 million for the nine months ended September 30, 2010 and 2009, respectively, due to the performance of the Private Funds.

Effective January 1, 2008, Icahn Capital LP (“Icahn Capital”) paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Mr. Icahn (collectively, “Icahn Affiliates”), including administrative and investment services. Prior to January 1, 2008, Icahn & Co. LLC paid for such services. Under a separate expense-sharing agreement, Icahn Capital charged Icahn Affiliates $1 million and $1.4 million for such services for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010 and December 31, 2009, accrued expenses and other liabilities in our consolidated balance sheets each included $1 million to be applied to Icahn Capital’s charges to Icahn Affiliates for services to be provided to them.

In addition to our direct investments in the Private Funds, Mr. Icahn, along with his affiliates, makes investments in the Private Funds. These investments are not subject to special profits interest allocations or incentive allocations. As of September 30, 2010 and December 31, 2009, the total fair value of these investments was approximately $2.1 billion and $1.5 billion, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

4. Related Party Transactions  – (continued)

On August 31, 2010, the Private Funds sold their interest in The Aruban Resort & Casino at Eagle Beach to Tropicana Entertainment Inc. (“Tropicana”) for a total purchase price of $12 million, which approximates the Private Funds’ cost related to the property. The Private Funds own approximately 48.9% of Tropicana at September 30, 2010 and Mr. Icahn is the Chairman of the Tropicana Board of Directors.

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

Agreements with ACF Industries LLC and American Railcar Leasing LLC

ARI has or had various agreements with ACF Industries LLC (“ACF”) and ARL, companies controlled by Mr. Icahn. The most significant agreements include the following:

Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at ARI’s instruction, various railcar components. In consideration for these services, ARI agreed to pay ACF certain agreed-upon rates. In the three months ended September 30, 2010 and 2009, ARI purchased inventory of less than $0.1 million and $2 million, respectively, of components from ACF. In the nine months ended September 30, 2010 and 2009, ARI purchased inventory of $1 million and $13 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by ARI.

In May 2007, ARI entered into a manufacturing agreement with ACF, pursuant to which ARI agreed to purchase approximately 1,390 tank railcars from ACF. The profit realized by ARI upon sale of the tank railcars to ARI customers was first paid to ACF in reimbursement for the start-up costs involved in implementing the manufacturing arrangements evidenced by the agreement and thereafter, the profit was split evenly between ARI and ACF. The commitment under this agreement was satisfied in March 2009 and the agreement was terminated at that time. For the three months ended September 30, 2010 and 2009, and for the nine months ended September 30, 2010, ARI incurred no costs under this agreement. For the nine months ended September 30, 2009, ARI incurred costs under this agreement of $4 million in connection with railcars that were manufactured and delivered to customers during that period, which includes payments made to ACF for its share of the profits along with ARI costs. ARI recognized no revenue under this arrangement for each of the three months ended September 30, 2010 and 2009. ARI recognized no revenue under this agreement for the nine months ended September 30, 2010 and recognized revenues of $19 million related to railcars shipped under this agreement for the nine months ended September 30, 2009.

Effective as of January 1, 2008, ARI entered into a fleet services agreement with ARL, which replaced a 2005 railcar servicing agreement between the parties. The 2008 agreement reflects a reduced level of fleet management services, relating primarily to logistics management services, for which ARL now pays a fixed monthly fee. Additionally, under the agreement, ARI continues to provide railcar repair and maintenance services to ARL for a charge of labor, components and materials. ARI currently provides such repair and maintenance services for approximately 27,000 railcars for ARL. The agreement extends through December 31, 2010, and is automatically renewed for additional one-year periods unless either party gives at least 60 days’ prior notice of termination. There is no termination fee if ARI elects to terminate this agreement. Railcar services revenues recorded under this agreement for each of the three months ended September 30, 2010 and 2009 were $4 million, and are included in net sales in our consolidated statements of operations. For the nine months ended September 30, 2010 and 2009, railcar services revenues of $10 million and $12 million, respectively, were recorded under this agreement. Profit margins on sales to related parties approximate the margins on sales to other large customers.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

4. Related Party Transactions  – (continued)

ARI from time to time manufactures and sells railcars to ARL under long-term agreements as well as on a purchase order basis. Revenues from railcars sold to ARL were $19 million and $8 million for the three months ended September 30, 2010 and 2009, respectively, and are included in net sales in our consolidated statements of operations. For the nine months ended September 30, 2010 and 2009, revenues from railcars sold to ARL were $65 million and $94 million, respectively. Profit margins on sales to related parties approximate the margins sold to other large customers.

As of September 30, 2010 and December 31, 2009, ARI had accounts receivable of $6 million and $1 million, respectively, due from ACF and ARL.

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

d. Administrative Services — Holding Company

For each of the nine months ended September 30, 2010 and 2009 we paid an affiliate approximately $2 million for the non-exclusive use of office space.

For each of the nine months ended September 30, 2010 and 2009 we paid $0.5 million to XO Holdings, Inc., an affiliate of Icahn Enterprises GP, our general partner, for telecommunications services. XO Holdings, Inc. is controlled by Mr. Icahn.

The Holding Company provided certain professional services to an Icahn Affiliate for which it charged approximately $2 million for each of the nine months ended September 30, 2010 and 2009. As of September 30, 2010, accrued expenses and other liabilities in our consolidated balance sheets included $0.2 million to be applied to the Holding Company’s charges to the affiliate for services to be provided to it.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

5. Investments and Related Matters

a. Investment Management

Investments, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, and derivatives, all of which are reported at fair value in our consolidated balance sheets. The following table summarizes the Private Funds’ investments, securities sold, not yet purchased and unrealized gains and losses on derivatives (in millions of dollars):

	September 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets
Investments:
Equity Securities:
Communications	$2,056	$1,709	$1,710	$1,131
Consumer, non-cyclical	1,778	2,057	1,397	1,320
Consumer, cyclical	553	547	274	117
Energy	660	664	—	—
Financial	100	136	226	269
Industrial	87	93	—	—
Technology	325	370	62	71
Utilities	149	135	2	—
	5,708	5,711	3,671	2,908
Corporate debt:
Consumer, cyclical	700	661	651	642
Financial	3	4	1,146	1,373
	703	665	1,797	2,015
Mortgage-backed securities:
Financial	188	202	140	168
	6,599	6,578	5,608	5,091
Derivative contracts, at fair value(1):	10	10	2	6
	$6,609	$6,588	$5,610	$5,097
Liabilities
Securities sold, not yet purchased:
Equity Securities:
Consumer, cyclical	$55	$80	$302	$323
Financial	51	53	125	114
Funds	638	754	1,384	1,598
	744	887	1,811	2,035
Derivative contracts, at fair value(2):	4	43	24	111
	$748	$930	$1,835	$2,146

(1)	Amounts are included in other assets in our consolidated balance sheets.
(2)	Amounts are included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

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

The Private Funds assess the applicability of equity method accounting with respect to their investments based on a combination of qualitative and quantitative factors, including overall stock ownership of the Private Funds combined with those of our affiliates.

The Private Funds applied the fair value option to certain of its investments that would have otherwise been subject to the equity method of accounting. As of September 30, 2010, the fair value of these investments was $440 million. For the three months ended September 30, 2010 and 2009, the Private Funds recorded losses of $16 million and gains of $17 million, respectively, with respect to these investments. For the nine months ended September 30, 2010 and 2009, the Private Funds recorded losses of $29 million and gains of $14 million, respectively, with respect to these investments. Such amounts are included in net gain from investment activities in our consolidated statements of operations. Included in these investments is the Private Funds’ investment in Tropicana Tropicana (as discussed below) and Lions Gate Entertainment Corp (“Lions Gate”). As of September 30, 2010, the Private Funds held, in the aggregate, 12,870,446 Tropicana Shares (as defined herein), representing 48.9% of the outstanding shares of Tropicana and have applied the fair value option to such shares. As of September 30, 2010, the Private Funds together with their affiliates held, in the aggregate, 44,642,069 shares of Lions Gate, representing approximately 37.2% of the outstanding shares of Lions Gate. During the third quarter of fiscal 2010, Lions Gate issued 16,236,305 of its shares to one of its directors. These shares were excluded from the calculation of the percentage of shares of Lions Gate held by the Private Funds and their affiliates as of September 30, 2010 because the validity of such issuance is in dispute. The Private Funds have applied the fair value option to their investment in Lions Gate.

We believe that these investments to which we applied the fair value option are not material, individually or in the aggregate, to our consolidated financial statements. Tropicana and Lions Gate are registered SEC reporting companies whose financial statements are available at www.sec.gov.

On March 8, 2010, (the “Effective Date”), Tropicana completed the acquisition of certain assets of its predecessor, Tropicana Entertainment, LLC, (“Tropicana LLC”), and certain subsidiaries and affiliates thereof (together, the “Predecessors”) and Tropicana Resort and Casino-Atlantic City (“Tropicana AC”). Such transactions, referred to as the “Restructuring Transactions,” were effected pursuant to the Joint Plan of Reorganization of Tropicana Entertainment, LLC and Certain of Its Debtor Affiliates Under Chapter 11 of the Bankruptcy Code, filed with the United States Bankruptcy Court for the District of Delaware on January 8, 2009, as amended (the “Plan”). Prior to the Restructuring Transactions, the Private Funds held positions in certain debt securities and instruments in the Predecessors. As a result of the Restructuring Transactions pursuant to the Plan, the Private Funds received a combined amount of 11,880,021 shares of Tropicana (“Tropicana Shares”). In addition, in connection with Tropicana’s completion of the Restructuring Transactions, Tropicana entered into a credit agreement, dated as of December 29, 2009 (the “Exit Facility”). The Private Funds are lenders under the Exit Facility and, in the aggregate, hold over 50% of the loans under the Exit Facility. Furthermore, Icahn Agency Services LLC, our indirect subsidiary, is the administrative agent under the Exit Facility. Pursuant to the terms of the Exit Facility, the lenders, including the Private Funds, were issued warrants to purchase Tropicana Shares (the “Warrants”). On March 9, 2010, the Private Funds exercised the Warrants in their entirety and received an additional combined amount of 784,158 Tropicana Shares.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

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

We evaluated the VIE and primary beneficiary status of the Master Fund and determined that it no longer is a VIE. Previously, the Master Fund was considered to be a VIE because (i) the managing general partner, the Offshore GP, had substantially all of the decision-making rights that impacted the Master Fund’s operations and investment activities but did not absorb the majority of the residuals or losses of the Master Fund and (ii) substantially all of the activities of the Master Fund were conducted on behalf of Icahn Fund Ltd. Icahn Fund Ltd. provided substantially all of the capital at the commencement of the Master Fund’s operations but had no substantive kick-out or participating rights. However, the composition of the limited partners in the Master Fund has changed. Based on our evaluation, we determined that the Master Fund is no longer a VIE because substantially all of the activities of the Master Fund are no longer deemed to be performed for the primary benefit of Icahn Fund Ltd, but rather for the benefit of all limited partners, including those of their related party groups and de facto agents. However, because the Offshore GP is the managing general partner of the Master Fund, it would consolidate it. There are no substantive kick-out or participating rights in the Master Fund. These changes had no effect on our consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

5. Investments and Related Matters  – (continued)

The following table presents information regarding interests in VIEs for which the Offshore GP holds a variable interest as of September 30, 2010 (in millions of dollars):

	Offshore GP is the Primary Beneficiary			Offshore GP is not the Primary Beneficiary
	Net Assets	Offshore GP’s Interests(1)	Pledged Collateral(2)	Net Assets	Offshore GP’s Interests(1)
Offshore Funds, Master Fund II and Master Fund III	$2,080	$65	$946	$462	$—

(1)	Amount principally represents the Offshore GP’s reinvested incentive allocations and special profits interest allocations and therefore its maximum exposure to loss. Such amounts are subject to the financial performance of the Offshore Funds, Master Fund II and Master Fund III and are included in the Offshore GP’s net assets.
(2)	Includes collateral pledged in connection with securities sold, not yet purchased, derivative contracts and collateral held for securities loaned. Pledged amounts may be in excess of margin requirements.

b. Automotive, Railcar, Holding Company and Other

Investments held by our Automotive, Railcar, Holding Company and other segments consist of the following (in millions of dollars):

	September 30, 2010		December 31, 2009
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Marketable equity and debt securities – available for sale	$23	$20	$23	$23
Equity method investments and other	284	284	291	291
Total investments	$307	$304	$314	$314

Investments in Non-Consolidated Affiliates

Automotive

Federal-Mogul maintains investments in 13 non-consolidated affiliates, which are located in China, Germany, India, Italy, Japan, Korea, Turkey, the United Kingdom and the United States. Federal-Mogul’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investments in these affiliates were $223 million and $238 million at September 30, 2010 and December 31, 2009, respectively.

Equity earnings from non-consolidated affiliates were $6 million and $5 million for the three months ended September 30, 2010 and 2009, respectively, and $24 million and $9 million for the nine months ended September 30, 2010 and 2009, respectively, which are included in other income, net in our consolidated financial statements. For the nine months ended September 30, 2010, these entities generated sales of $453 million and net income of $58 million, and at September 30, 2010 had total net assets of $487 million. Distributed dividends to Federal-Mogul from non-consolidated affiliates were $27 million and $6 million, respectively, for the nine months ended September 30, 2010 and 2009.

Federal-Mogul holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to original equipment (“OE”) and aftermarket customers. Pursuant to the joint venture agreement, Federal-Mogul’s partner holds an option to put its shares to a subsidiary of Federal-Mogul’s at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

5. Investments and Related Matters  – (continued)

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. The total amount of the contingent guarantee, should all triggering events have occurred, approximated $60 million as of September 30, 2010. Federal-Mogul believes that this contingent guarantee is less than the estimated current fair value of the guaranteeds’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.

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

Railcar

As of September 30, 2010, ARI was party to four joint ventures which are all accounted for using the equity method. ARI determined that, although these joint ventures are considered VIEs, it is not the primary beneficiary of such VIEs, does not have a controlling financial interest and does not have the ability to individually direct the activities of the VIEs that most significantly impact their economic performance. The significant factors in this determination were that no partners, including ARI, has rights to the majority of returns, losses or votes.

The risk of loss to ARI is limited to its investment in these joint ventures, certain loans due from these joint ventures to ARI and ARI’s guarantee of certain loans. As of September 30, 2010 and December 31, 2009, the carrying amount of these investments was $49 million and $41 million, respectively, and the maximum exposure to loss was $50 million and $42 million, respectively. Maximum exposure to loss was determined based on ARI’s carrying amounts in such investments, loans and accrued interest thereon due from applicable joint ventures and loan guarantees made to the applicable joint ventures.

6. Fair Value Measurements

U.S. GAAP requires enhanced disclosures about investments and non-recurring nonfinancial assets and nonfinancial liabilities that are measured and reported at fair value and has established a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments or nonfinancial assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments and nonfinancial assets and/or liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

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
September 30, 2010

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

Level 3 — Pricing inputs are unobservable for the investment and nonfinancial asset and/or liability and include situations where there is little, if any, market activity for the investment or nonfinancial asset and/or liability. The inputs into the determination of fair value require significant management judgment or estimation. Fair value is determined using comparable market transactions and other valuation methodologies, adjusted as appropriate for liquidity, credit, market and/or other risk factors.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

6. Fair Value Measurements  – (continued)

Investment Management

The following table summarizes the valuation of the Private Funds’ investments by the above fair value hierarchy levels as of September 30, 2010 and December 31, 2009 (in millions of dollars):

	September 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments:
Equity securities:
Communications	$1,709	$—	$—	$1,709	$1,131	$—	$—	$1,131
Consumer, non-cyclical	2,057	—	—	2,057	1,298	22	—	1,320
Consumer, cyclical	319	227	1	547	109	8	—	117
Energy	377	287	—	664	—	—	—	—
Financial	136	—	—	136	268	1	—	269
Industrial	91	2	—	93	—	—	—	—
Technology	370	—	—	370	69	2	—	71
Utilities	97	38	—	135	—	—	—	—
	5,156	554	1	5,711	2,875	33	—	2,908
Corporate debt:
Consumer, cyclical	—	332	329	661	—	414	228	642
Financial	—	4	—	4	—	1,373	—	1,373
	—	336	329	665	—	1,787	228	2,015
Mortgage-backed securities:
Financial	—	202	—	202	—	168	—	168
	5,156	1,092	330	6,578	2,875	1,988	228	5,091
Derivative contracts, at fair value(1):	—	10	—	10	—	6	—	6
	$5,156	$1,102	$330	$6,588	$2,875	$1,994	$228	$5,097
Liabilities
Securities sold, not yet purchased:
Equity securities:
Consumer, cyclical	$80	$—	$—	$80	$323	$—	$—	$323
Financial	53	—	—	53	114	—	—	114
Funds	736	18	—	754	1,598	—	—	1,598
	869	18	—	887	2,035	—	—	2,035
Derivative contracts, at fair value(2):	—	43	—	43	—	111	—	111
	$869	$61	$—	$930	$2,035	$111	$—	$2,146

(1)	Amounts are included in other assets in our consolidated balance sheets.
(2)	Amounts are included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

6. Fair Value Measurements  – (continued)

The changes in investments measured at fair value for which the Investment Management segment has used Level 3 input to determine fair value are as follows (in millions of dollars):

Balance at December 31, 2009	$228
Gross realized and unrealized gains	18
Gross proceeds	(137)
Gross purchases	221
Balance at September 30, 2010	$330

There were unrealized losses included in earnings of $17 million related to Level 3 investments still held at September 30, 2010. Total realized and unrealized gains and losses recorded for Level 3 investments, if any, are reported in net gain from investment activities in our consolidated statements of operations.

Automotive, Railcar, Holding Company and other

The following table summarizes the valuation of our Automotive, Railcar, Holding Company and other investments by the above fair value hierarchy levels as of September 30, 2010 and December 31, 2009 (in millions of dollars):

	September 30, 2010			December 31, 2009
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Marketable equity and debt securities	$20	$—	$20	$23	$—	$23
Derivative contracts, at fair value(1)	—	9	9	—	13	13
	$20	$9	$29	$23	$13	$36
Liabilities
Derivative contracts, at fair value(2)	$—	$116	$116	$—	$51	$51

(1)	Amounts are classified within other assets in our consolidated balance sheets.
(2)	Amounts are classified within accrued expenses and other liabilities in our consolidated balance sheets.

In addition to items that are measured at fair value on a recurring basis, there are also assets and liabilities that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets (see Note 3, “Operating Units” and Note 9, “Goodwill and Intangible Assets, Net”), investments in non-consolidated affiliates (see Note 5, “Investment and Related Matters”) and asset retirement obligations (“ARO”) (see Note 19, “Commitments and Contingencies”). We determined that the fair value measurements included in each of these assets and liabilities rely primarily on our assumptions as unobservable inputs that are not publicly available. As such, we have determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

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
September 30, 2010

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
September 30, 2010

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

The Private Funds may also purchase and write option contracts. As a writer of option contracts, the Private Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Private Funds are obligated to purchase or sell, at the holder’s option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Private Funds’ satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets. At September 30, 2010 and December 31, 2009, the maximum payout amounts relating to certain put options written by the Private Funds, excluding the S&P 500 Index options which are separately discussed, were $170 million and $268 million, respectively. As of September 30, 2010, there were unrealized gains of $0.1 million. As of December 31, 2009, there were no unrealized losses or gains on these put options. As of September 30, 2010, the Private Funds were synthetically short the S&P 500 Index through an option strategy (“Private Fund S&P 500 Option Strategy”). As of September 30, 2010, the unrealized loss from the Private Fund S&P 500 Option Strategy was $18 million and was included in the net gains (loss) from investment activities in our consolidated statements of operations. The Private Funds did not employ the Private Fund S&P 500 Option Strategy at December 31, 2009.

Certain terms of the Private Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2010 and December 31, 2009 was $43 million and $111 million, respectively.

At September 30, 2010 and December 31, 2009, the Private Funds had $338 million and $436 million, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash within our consolidated balance sheet.

U.S. GAAP requires the disclosure of information about obligations under certain guarantee arrangements. Such guarantee arrangements requiring disclosure include contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.

The Private Funds have entered into certain derivative contracts, in the form of credit default swaps, which meet the accounting definition of a guarantee, whereby the occurrence of a credit event with respect to the issuer of the underlying financial instrument may obligate the Private Funds to make a payment to the swap counterparties. As of September 30, 2010 and December 31, 2009, the Private Funds have entered into such credit default swaps with a maximum notional amount of $32 million and $164 million, respectively, with terms of approximately two years as of September 30, 2010. We estimate that our maximum exposure related to these credit default swaps approximates 37.5% and 33.8% of such notional amounts as of September 30, 2010 and December 31, 2009, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

7. Financial Instruments  – (continued)

The following table presents the notional amount, fair value, underlying referenced credit obligation type and credit ratings for derivative contracts in which the Private Funds are assuming risk (in millions of dollars):

	September 30, 2010		December 31, 2009
Credit Derivative Type Derivative Risk Exposure	Notional Amount	Fair Value	Notional Amount	Fair Value	Underlying Reference Obligation
Single name credit default swaps:
Below investment grade risk exposure	$32	$(4)	$164	$(16)	Corporate Credit

The following table presents the fair values of the Private Funds’ derivatives (in millions of dollars):

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Not Designated as Hedging Instruments	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Equity contracts	$11	$9	$—	$—
Credit contracts	26	26	70	140
Sub-total	37	35	70	140
Netting across contract types(3)	(27)	(29)	(27)	(29)
Total(4)	$10	$6	$43	$111

(1)	Net asset derivatives are located within other assets in our consolidated balance sheets.
(2)	Net liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.
(3)	Represents the netting of receivables balances with payable balances for the same counterparty across contract types pursuant to netting agreements.
(4)	Excludes netting of cash collateral received and posted. The total collateral posted at September 30, 2010 and December 31, 2009 was approximately $338 million and $436 million, respectively, across all counterparties.

The following table presents the effects of the Private Funds’ derivative instruments on the statements of operations for the three and nine months ended September 30, 2010 and 2009 (in millions of dollars):

	Gain (Loss) Recognized in Income(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	2010	2009	2010	2009
Interest rate contracts	$—	$5	$—	$57
Foreign exchange contracts	(16)	1	(12)	(5)
Equity contracts	2	1	2	(66)
Credit contracts	(7)	181	43	366
	$(21)	$188	$33	$352

(1)	Gains (losses) recognized on the Private Funds’ derivatives are classified in net gain from investment activities within our consolidated statements of operations.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

7. Financial Instruments  – (continued)

At September 30, 2010, the volume of the Private Funds’ and the Holding Company’s derivative activities based on their notional exposure, categorized by primary underlying risk, are as follows:

	Long Notional Exposure	Short Notional Exposure
Primary underlying risk
Bank loan swaps	$808	$—
Credit default swaps	28	(1,799)
Equity swaps	28	—
Foreign currency forwards	136	—
Futures index spread	40	(73)

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

During the third quarter of fiscal 2010, the Holding Company purchased and wrote option contracts on the S&P 500 stock index futures. At September 30, 2010, the maximum payout was $180 million, assuming the value of the S&P 500 Index falls below certain limits on our put spreads, and $118 million assuming the value of the S&P 500 Index increases in value above certain limits on our call spreads. As of September 30, 2010, the unrealized gains from the S&P stock index futures was $4 million and was included in the net gains from investment activities in our consolidated statements of operations. As of September 30, 2010, the Holding Company had $33 million in liability derivatives related to the S&P 500 Index which are not designated as hedging instruments.

b. Automotive

During the fiscal year ended December 31, 2008 (“fiscal 2008”), Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through use of these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with same terms, they qualify for cash flow hedge accounting treatment. As of September 30, 2010 and December 31, 2009, unrealized net losses of $81 million and $50 million, respectively, were recorded in accumulated other comprehensive loss as a result of these hedges. As of September 30, 2010, losses of $37 million are expected to be reclassified from accumulated other comprehensive loss to our consolidated statement of operations within the next 12 months.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

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

Federal-Mogul had commodity price hedge contracts outstanding with a combined notional value of $58 million and $28 million at September 30, 2010 and December 31, 2009, respectively, substantially all of which mature within one year. Of these outstanding contracts, $57 million and $26 million in combined notional values at September 30, 2010 and December 31, 2009, respectively, were designated as hedging instruments for accounting purposes. Unrealized net gains of $7 million and $5 million were recorded in accumulated other comprehensive loss as of September 30, 2010 and December 31, 2009, respectively.

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

Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. Federal-Mogul had notional values of $19 million and $10 million of foreign currency hedge contracts outstanding at September 30, 2010 and December 31, 2009, respectively, of which all mature in less than one year and substantially all were designated as hedging instruments for accounting purposes. Immaterial unrealized net losses were recorded in accumulated other comprehensive loss as of September 30, 2010 and December 31, 2009.

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

Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, retailers and installers of automotive aftermarket parts. Federal-Mogul’s credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of Federal-Mogul’s net sales during the nine months ended September 30, 2010. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

7. Financial Instruments  – (continued)

The following table presents the fair values of Federal-Mogul’s derivative instruments (in millions of dollars):

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Designated as Cash Flow Hedging Instruments	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Interest rate swap contracts	$—	$—	$81	$50
Commodity contracts	10	6	1	1
	$10	$6	$82	$51
Derivatives not Designated as Hedging Instruments
Commodity contracts	$—	$1	$—	$—
	$—	$1	$—	$—

(1)	Net asset derivatives are located within other assets in our consolidated balance sheets.
(2)	Net liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.

The following tables present the effect of Federal-Mogul’s derivative instruments in our consolidated statements of operations, consolidated statement of changes in equity and comprehensive income for the three and nine months ended September 30, 2010 and 2009 (in millions of dollars):

For the Three Months Ended September 30, 2010
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap contracts	$(17)	Interest expense	$(10)		$—
Commodity contracts	9	Cost of goods sold	2	Other income, net	1
Foreign exchange contracts	(1)	Cost of goods sold	—		—
	$(9)		$(8)		$1

For the Three Months Ended September 30, 2009
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
Interest rate swap contracts	$(21)	Interest expense	$(10)
Commodity contracts	5	Cost of goods sold	(2)
	$(16)		$(12)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

7. Financial Instruments  – (continued)

For the Nine Months Ended September 30, 2010
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
Interest rate swap contracts	$(59)	Interest expense	$(28)
Commodity contracts	7	Cost of goods sold	5
Foreign exchange contracts	1	Cost of goods sold	1
	$(51)		$(22)

For the Nine Months Ended September 30, 2009
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap contracts	$(17)	Interest expense	$(27)		$—
Commodity contracts	17	Cost of goods sold	(16)	Other income, net	2
Foreign exchange contracts	—	Cost of goods sold	1		—
	$—		$(42)		$2

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized on Derivatives		(Loss) Gain Recognized on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Commodity contracts	Cost of goods sold	$—	$(2)	$—	$(6)
Commodity contracts	Other income, net	—	3	—	3
		$—	$1	$—	$(3)

8. Inventories, Net

Our consolidated inventories, net consist of the following (in millions of dollars):

	September 30, 2010	December 31, 2009
Raw materials	$211	$176
Work in process	207	163
Finished Goods	687	690
	1,105	1,029
Other:
Ferrous metals	35	30
Non-ferrous metals	15	10
Secondary metals	20	22
	70	62
Total inventories, net	$1,175	$1,091

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

9. Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consist of the following (in millions of dollars):

		September 30, 2010			December 31, 2009
Description	Amortization Periods	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Automotive	1 – 22 years	$658	$(162)	$496	$640	$(125)	$515
Food Packaging	6 – 13.5 years	23	(11)	12	23	(9)	14
Metals	5 – 15 years	11	(5)	6	11	(4)	7
Real Estate	12 – 12.5 years	121	(22)	99	121	(14)	107
		$813	$(200)	613	$795	$(152)	643
Indefinite-lived intangible assets:
Automotive				356			354
Food Packaging				2			2
Home Fashion				8			8
				366			364
Total intangible assets, net				$979			$1,007

	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Value	Accumulated Impairment	Net Carrying Value
Goodwill:
Automotive	$1,304	$(219)	$1,085	$1,292	$(219)	$1,073
Railcar	7	—	7	7	—	7
Food Packaging	3	—	3	3	—	3
	$1,314	$(219)	$1,095	$1,302	$(219)	$1,083

For the three and nine months ended September 30, 2010, we recorded amortization expense of $17 million and $48 million, respectively, associated with definite-lived intangible assets. For the three and nine months ended September 30, 2009, we recorded amortization expense of $15 million and $52 million, respectively. We utilize the straight line method of amortization, recognized over the estimated useful lives of the assets.

Automotive

In June 2010, Federal-Mogul acquired 100% ownership of the Daros Group, a privately-owned supplier of high technology piston rings for large-bore engines used in industrial energy generation and commercial shipping, with manufacturing operations in China, Germany and Sweden, for $39 million in cash. Federal-Mogul has begun the process of allocating the purchase price in accordance with FASB ASC Topic 805, Business Combinations. Federal-Mogul is utilizing a third party to assist in the fair value determination of certain components of the purchase price allocation, namely fixed assets and intangible assets. Federal-Mogul has preliminarily recorded $18 million, $12 million and $2 million of definite-lived customer relationships, goodwill, and indefinite-lived trademarks and brand names, respectively, associated with this acquisition. These amounts include foreign currency impacts.

Food Packaging

As discussed in Note 2, “Acquisitions,” we acquired a majority interest in Viskase on January 15, 2010. As a result of our acquisition of a controlling interest in Viskase, certain long-term assets have been adjusted

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

9. Goodwill and Intangible Assets, Net  – (continued)

as a result of our required utilization of common control parties’ underlying basis in such assets. As of September 30, 2010, the net balances of such assets were as follows: $3 million for goodwill and $14 million for intangible assets.

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

Our Metals segment’s net sales for the first quarter of fiscal 2009 declined significantly as the demand and prices for scrap fell to extremely low levels due to historically low steel mill capacity utilization rates and declines in other sectors of the economy served by our Metals segment. Given the indication of a potential impairment, our Metals segment completed a valuation utilizing discounted cash flows based on current market conditions. This valuation resulted in an impairment loss for goodwill and other indefinite-lived intangible assets of $13 million which was recorded in the first quarter of fiscal 2009, eliminating all goodwill and indefinite-lived intangibles from our Metals segment’s balance sheet.

10. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions of dollars):

	Useful Life	September 30, 2010	December 31, 2009
	(years)	(in millions)
Land		$370	$304
Buildings and improvements	4 – 40	715	700
Machinery, equipment and furniture	1 – 25	2,205	2,121
Assets leased to others		482	484
Construction in progress		354	229
		4,126	3,838
Less accumulated depreciation and amortization		(1,111)	(880)
Property, plant and equipment, net		$3,015	$2,958

Depreciation and amortization expense related to property, plant and equipment for the three and nine months ended September 30, 2010 was $89 million and $265 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the three and nine months ended September 30, 2009 was $85 million and $253 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

11. Debt

Debt consists of the following (in millions of dollars):

	September 30, 2010	December 31, 2009
8% senior unsecured notes due 2018 – Icahn Enterprises	$1,142	$—
7.75% senior unsecured notes due 2016 – Icahn Enterprises	845	—
Senior unsecured variable rate convertible notes due 2013 – Icahn Enterprises	556	556
Senior unsecured 7.125% notes due 2013 – Icahn Enterprises	—	963
Senior unsecured 8.125% notes due 2012 – Icahn Enterprises	—	352
Debt Facilities – Automotive	2,737	2,672
Senior unsecured notes – Railcar	275	275
Senior secured notes and revolving credit facility – Food Packaging	215	174
Mortgages payable	111	114
Other	85	80
Total debt	$5,966	$5,186

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
September 30, 2010

11. Debt  – (continued)

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
September 30, 2010

11. Debt  – (continued)

The 2013 Notes Indenture restricted the ability of Icahn Enterprises and Icahn Enterprises Holdings, subject to certain exceptions, to, among other things: incur additional debt; pay dividends or make distributions; repurchase units; create liens; and enter into transactions with affiliates.

Effective January 15, 2010, the 2013 Notes Indenture, among the issuers, the guarantor and Wilmington Trust Company, as trustee, has been satisfied and discharged in accordance with its terms by the issuers. The issuers deposited a total of $1,018 million with Wilmington Trust Company as trustee under the 2013 Notes Indenture and depositary for cash tender offer to repay all accounts outstanding under the 2013 Notes and to satisfy and discharge the 2013 Notes Indenture. $939 million was deposited with the depository to purchase the 2013 Notes that were tendered pursuant to the cash tender offer. In connection with the purchase of the tendered 2013 Notes, the issuers paid total consideration of $988 million, which consisted of: (i) $939 million of base consideration for the aggregate principal amount tendered; (ii) $28 million of accrued and unpaid interest on the tendered 2013 Notes; and (iii) $21 million of consent payments in connection with the solicitation of consents from holders of 2013 Notes to eliminate the incurrence of indebtedness and issuance of preferred stock covenant in the 2013 Notes Indenture. The issuers also deposited $29 million with the trustee in connection with the redemption of the remaining 2013 Notes.

Senior Unsecured 8.125% Notes Due 2012

On May 12, 2004, we and Icahn Enterprises Finance co-issued senior unsecured 8.125% notes due 2012 (the “2012 Notes”) in the aggregate principal amount of $353 million. The 2012 Notes were issued pursuant to an indenture, dated as of May 12, 2004, among us, as issuer, Icahn Enterprises Finance, as co-issuer, Icahn Enterprises Holdings, as guarantor, and Wilmington Trust Company, as trustee (the “2012 Notes Indenture”). The 2012 Notes were priced at 99.266% of principal amount and had a fixed annual interest rate of 8.125%, which was paid every six months on June 1 and December 1. The 2012 Notes was due to mature on June 1, 2012. Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the notes.

The 2012 Notes Indenture restricted Icahn Enterprises Holdings’ and our ability, subject to certain exceptions, to, among other, things: incur additional debt; pay dividends or make distributions; repurchase units; create liens and enter into transactions with affiliates.

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

Senior Unsecured Variable Rate Convertible Notes Due 2013 — Icahn Enterprises

In April 2007, we issued an aggregate of $600 million of variable rate senior convertible notes due 2013 (the “variable rate notes”). The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act, and issued pursuant to an indenture dated as of April 5, 2007, by and among us, as issuer, Icahn Enterprises Finance, as co-issuer, and Wilmington Trust Company, as trustee. Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the variable rate notes. The variable rate notes bear interest at a rate of three-month LIBOR minus 125 basis points, but the all-in-rate can be no less

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

11. Debt  – (continued)

than 4.0% nor more than 5.5%, and are convertible into our depositary units at a conversion price of $132.595 per depositary unit per $1,000 principal amount, subject to adjustments in certain circumstances. Pursuant to the indenture governing the variable rate notes, on October 5, 2008, the conversion price was adjusted downward to $105.00 per depositary unit per $1,000 principal amount. As of September 30, 2010, the interest rate was 4.0%. The interest on the variable rate notes is payable quarterly on each January 15, April 15, July 15 and October 15. The variable rate notes mature on August 15, 2013, assuming they have not been converted to depositary units before their maturity date.

In the event that we declare a cash dividend or similar cash distribution in any calendar quarter with respect to our depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits and/or stock dividends), the indenture governing the variable rate notes requires that we simultaneously make such distribution to holders of the variable rate notes in accordance with a formula set forth in the indenture. We paid an aggregate cash distribution of approximately $3 million for each of the nine months ended September 30, 2010 and 2009, to holders of our variable rate notes in respect to our distribution payments to our depositary unitholders. Such amounts have been classified as interest expense.

Senior Unsecured Notes Restrictions and Covenants

The indenture governing the variable rate notes, and the indenture governing both the 2016 Notes and the 2018 Notes, restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the applicable indenture, with certain exceptions. In addition, the indentures require that on each quarterly determination date we and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Each of the 2013 Notes Indenture and the 2012 Notes Indenture contained similar restrictions and covenants prior to their termination on January 15, 2010.

As of September 30, 2010 and December 31, 2009, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the applicable indentures. Additionally, as of September 30, 2010, based on covenants in the indenture governing our senior notes, we may incur approximately $1.1 billion in additional indebtedness.

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

The obligations under the revolving credit facility mature December 27, 2013 and bear interest in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00% and ABR plus 0.50% to ABR plus 1.00%. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. The tranche C term loans are subject to a pre-payment premium, should Federal-Mogul choose to prepay the loans prior to December 27, 2011. All Debt Facilities term loans bear interest at LIBOR plus 1.9375% or at ABR plus 0.9375% at Federal-Mogul’s election.

During fiscal 2008, Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

11. Debt  – (continued)

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

Federal-Mogul had $48 million and $50 million of letters of credit outstanding as of September 30, 2010 and December 31, 2009, respectively, all of which pertain to the term loan credit facility. As of September 30, 2010 and December 31, 2009, the borrowing availability under the revolving credit facility was $538 million and $470 million, respectively.

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

The Debt Facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on (i) investments; (ii) certain acquisitions, mergers or consolidations; (iii) sale and leaseback transactions; (iv) certain transactions with affiliates and (v) dividends and other payments in respect of capital stock. At September 30, 2010 and December 31, 2009, Federal-Mogul was in compliance with all debt covenants under the Debt Facilities.

Senior Unsecured Notes — Railcar

In February 2007, ARI issued $275 million senior unsecured fixed rate notes (the “ARI Notes”) that were subsequently exchanged for registered notes in March 2007.

The ARI Notes bear a fixed interest rate of 7.5% and are due in 2014. Interest on the ARI Notes is payable semi-annually in arrears on March 1 and September 1. The indenture governing the ARI Notes (the “ARI Notes Indenture”) contains restrictive covenants that limit ARI’s ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. As of September 30, 2010, based on certain financial ratios, certain of these covenants, including ARI’s ability to incur additional debt, have become further restricted. ARI was in compliance with all of its covenants under the ARI Notes Indenture as of September 30, 2010.

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

Senior Secured Notes and Revolving Credit Facility — Food Packaging

In December 2009, Viskase issued $175 million of 9.875% Senior Secured Notes due 2018 (the “Viskase 9.875% Notes”). The Viskase 9.875% Notes bear interest at a rate of 9.875% per annum, payable semi-annually in cash on January 15 and July 15, commencing on July 15, 2010. The Viskase 9.875% Notes have a maturity date of January 15, 2018.

On May 3, 2010, Viskase issued an additional $40 million aggregate principal amount of Viskase 9.875% Notes under the indenture governing the Viskase 9.875% Notes Indenture (the “Viskase 9.875% Notes Indenture”). The additional notes constitute the same series of securities as the initial Viskase 9.875% Notes. Holders of the initial and additional Viskase 9.875% Notes will vote together on all matters and the initial and

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

11. Debt  – (continued)

additional Viskase 9.875% Notes will be equally and ratably secured by all collateral. The net proceeds from the issuance of additional notes will be used for general corporate purposes, including working capital, further plant expansion and possible acquisitions.

The notes and related guarantees by any of Viskase’s future domestic restricted subsidiaries are secured by substantially all of Viskase’s and such domestic restricted subsidiaries’ current and future tangible and intangible assets. The Viskase 9.875% Notes Indenture permits Viskase to incur other senior secured indebtedness and to grant liens on its assets under certain circumstances.

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

In November 2007, Viskase entered into a $25 million secured revolving credit facility (the “Viskase Revolving Credit Facility”) with Arnos Corporation, an affiliate of Mr. Icahn. In connection with our majority acquisition of Viskase on January 15, 2010, we assumed the Viskase Revolving Credit Facility from Arnos Corporation. On April 27, 2010, we entered into an agreement with Viskase, extending the maturity date of the Viskase Revolving Credit Facility from January 31, 2011 to January 31, 2012. Borrowings under the loan and security agreement governing the Viskase Revolving Credit Facility are subject to a borrowing base formula based on percentages of eligible domestic receivables and eligible domestic inventory. Under the Viskase Revolving Credit Facility, the interest rate is LIBOR plus a margin of 2.00% currently (which margin will be subject to performance based increases up to 2.50%); provided that the minimum interest rate shall be at least equal to 3.00%. The Viskase Revolving Credit facility also provides for an unused line fee of 0.375% per annum. There were no borrowings under the Viskase Revolving Credit Facility at September 30, 2010 and December 31, 2009.

Indebtedness under the Viskase Revolving Credit Facility is secured by liens on substantially all of Viskase’s domestic and Mexican assets, with liens on certain assets that are contractually senior to the Viskase 9.875% Notes and the related guarantees pursuant to an intercreditor agreement and the Viskase 9.875% Notes.

The Viskase Revolving Credit Facility contains various covenants which restrict Viskase’s ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets, make certain restricted payments, create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. The Viskase Revolving Credit Facility also requires that Viskase complies with various financial covenants. Viskase is in compliance with these requirements as of September 30, 2010 and December 31, 2009.

In its foreign operations, Viskase has unsecured lines of credit with various banks providing approximately $6 million of availability. Borrowings under the lines of credit were less than $1 million at September 30, 2010.

Letters of credit in the amount of $2 million were outstanding under facilities with a commercial bank, and were cash collateralized at September 30, 2010.

Mortgages Payable — Real Estate

Mortgages payable, all of which are non-recourse to us, bear interest at rates between 4.97% and 7.99% and have maturities between June 30, 2011 and October 31, 2028.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

11. Debt  – (continued)

Secured Revolving Credit Agreement — Home Fashion

On June 16, 2006, WestPoint Home, Inc., an indirect wholly owned subsidiary of WPI, entered into a $250 million loan and security agreement with Bank of America, N.A., as administrative agent and lender. On September 18, 2006, The CIT Group/Commercial Services, Inc., General Electric Capital Corporation and Wells Fargo Foothill, LLC were added as lenders under this credit agreement. Under the five-year agreement, which matures on June 15, 2011, borrowings are subject to a monthly borrowing base calculation and include a $75 million sub-limit that may be used for letters of credit. Borrowings under the agreement bear interest, at the election of WestPoint Home, either at the prime rate adjusted by an applicable margin ranging from minus 0.25% to plus 0.50% or LIBOR adjusted by an applicable margin ranging from plus 1.25% to 2.00%. WestPoint Home pays an unused line fee of 0.25% to 0.275%. Obligations under the agreement are secured by WestPoint Home’s receivables, inventory and certain machinery and equipment.

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

As of September 30, 2010, there were no borrowings under the agreement, but there were outstanding letters of credit of $10 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of $63 million at September 30, 2010.

Sale of Previously Purchased Subsidiary Debt

During the nine months ended September 30, 2010, we received proceeds of $65 million from the sale of previously purchased debt of entities included in our consolidated financial statements in the principal amount of $77 million.

Debt Extinguishment — 2012 Notes and 2013 Notes

In connection with the debt extinguishment related to our 2012 Notes and 2013 Notes as discussed above, we recorded a $40 million loss for the nine months ended September 30, 2010.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

12. Compensation Arrangements  – (continued)

The General Partners recorded compensation expense of $2.6 million and $2.9 million for the three and nine months ended September 30, 2010, respectively. This compares to $2 million and $12 million for the three and nine months ended September 30, 2009, respectively. Compensation expense is included in selling, general and administrative expenses within our consolidated statements of operations. Compensation expense arising from grants in special profits interest allocations and incentive allocations are recognized in our consolidated financial statements over the vesting period. Accordingly, unvested balances of special profits interest allocations and incentive allocations allocated to certain employees are not reflected in our consolidated financial statements. Unvested amounts not yet recognized as compensation expense within our consolidated statements of operations were $5 million as of September 30, 2010. That cost is expected to be recognized over a weighted average of 2.6 years as of September 30, 2010. Cash paid to settle rights that had been withdrawn for the nine months ended September 30, 2010 was $10 million. Cash paid to settle rights that had been withdrawn for the nine months ended September 30, 2009 was $7 million.

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

Federal-Mogul revalued the deferred compensation agreement, which was also amended and restated on March 23, 2010, at September 30, 2010, resulting in a revised fair value of $7 million. Since this agreement provides for net cash settlement at the option of Mr. Alapont, it continues to be treated as a liability award as of September 30, 2010 and through its eventual payout. During the three months ended September 30, 2010, approximately $0.5 million in accrual was reversed associated with Mr. Alapont’s deferred compensation agreement. During the three months ended September 30, 2009, Federal-Mogul recognized $6 million in expense associated with Mr. Alapont’s deferred compensation agreement. During the nine months ended September 30, 2010 and 2009, Federal-Mogul recognized $7 million and $13 million, respectively, in expense associated with Mr. Alapont’s stock options and deferred compensation agreement.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

12. Compensation Arrangements  – (continued)

Key assumptions and related option-pricing models used by Federal-Mogul are summarized in the following table:

	March 23, 2010	September 30, 2010
	Stock Options	Deferred Compensation
Valuation Model	Black-Scholes	Monte Carlo
Expected volatility	58%	62%
Expected dividend yield	0%	0%
Risk-free rate over the estimated expected life	1.18%	0.46%
Expected life (in years)	2.38	2.13

Expected volatility is based on the average of five-year historical volatility and implied volatility for a group of comparable auto industry companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected lives. Expected dividend yield is zero as Federal-Mogul has not paid dividends to holders of its common stock in the recent past nor does it expect to do so in the future. Expected lives are equal to one-half of the time to the end of the term.

13. Pensions, Other Post-employment Benefits and Employee Benefit Plans

Federal-Mogul, ARI and Viskase each sponsors several defined benefit pension plans (“Pension Benefits”) (and, in the case of Viskase, such pension plans include defined contribution plans). Additionally, Federal-Mogul, ARI and Viskase each sponsors postemployment health care and life insurance benefits (“Other Postemployment Benefits”) for certain employees and retirees around the world.

On March 23, 2010, the Patient Protection and Affordable Care Act was enacted and, on March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010, was also enacted. We will continue to assess the accounting implications of these acts. See Note 17, “Income Taxes,” for further discussion on the impact of these acts.

On May 6, 2010, Federal-Mogul approved an amendment to its U.S. Welfare Benefit Plan which eliminated Other Postemployment Benefits for certain salaried and non-union hourly employees and retirees effective July 1, 2010. This amendment reduced Federal-Mogul’s accumulated postemployment benefit obligation (“APBO”) by $135 million, of which $131 million is being amortized over the average remaining service lives of active participants of approximately nine years. The remaining $4 million resulted in a curtailment gain, which was recognized in our consolidated statements of operations during the second quarter of fiscal 2010.

On July 23, 2010, as a result of the union negotiations with one of the Federal-Mogul’s U.S. manufacturing locations, Other Postemployment Benefits were eliminated for that location’s hourly union employees effective August 2, 2010. The reduction to the remaining active future service life of the active service participants of the U.S. Welfare Benefit Plan caused by this benefit elimination was significant enough to trigger a curtailment gain. The curtailment gain was calculated by applying the percentage reduction of the remaining active future service life to the prior service credits contained within accumulated other comprehensive loss at the time of this benefit elimination. Federal-Mogul recognized a $24 million curtailment gain in the consolidated statements of operations during the third quarter of fiscal 2010.

On June 25, 2010, the U.S. Government passed a pension funding relief bill in which Federal-Mogul elected to participate. This election will reduce Federal-Mogul’s fiscal 2010 pension contribution by $25 million, $15 million of which was realized in the third quarter of fiscal 2010, with the remaining $10 million to be realized in the fourth quarter of fiscal 2010.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

13. Pensions, Other Post-employment Benefits and Employee Benefit Plans  – (continued)

The following table presents the consolidated components of net periodic benefit (credit) cost for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected return on plan assets	$(15)	$(14)	$(45)	$(39)
Service costs for benefits earned	7	9	22	26
Interest cost on benefit obligation	26	31	80	90
Net actuarial loss/prior service credit amortization	3	7	13	23
Curtailment gain	(24)	—	(28)	—
Net periodic benefit (credit) cost	$(3)	$33	$42	$100

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

We recorded $2 million and $5 million of interest expense for the nine months ended September 30, 2010 and 2009, respectively, in connection with the preferred unit distributions. We did not record any interest expense for the three months ended September 30, 2010 as the preferred units were redeemed as of March 31, 2010. For the three months ended September 30, 2009, we recorded $2 million of interest expense.

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
September 30, 2010

15. Net income per LP Unit  – (continued)

The following table sets forth the allocation of net income (loss) attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted income (loss) per LP unit for the periods indicated (in millions of dollars, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income attributable to Icahn Enterprises from continuing operations	$298	$117	$117	$253
Less: Income from common control acquisitions allocated to the general partner	—	(6)	—	(13)
	298	111	117	240
Basic income attributable to Icahn Enterprises from continuing operations allocable to limited partners (98.01% share of income or loss)	$292	$109	$115	$235
Basic (loss) income attributable to Icahn Enterprises from discontinued operations allocable to limited partners	$—	$(1)	$—	$1
Basic income (loss) per LP Unit:
Income from continuing operations per LP unit	$3.48	$1.45	$1.39	$3.13
Income (loss) from discontinued operations per LP unit	0.00	(0.01)	0.00	0.02
	$3.48	$1.44	$1.39	$3.15
Basic and diluted weighted average LP units outstanding	84	75	83	75
Diluted income (loss) per LP Unit:
Income from continuing operations per LP unit	$3.35	$1.40	$1.39	$3.04
Income (loss) from discontinued operations per LP unit	0.00	(0.01)	0.00	0.01
	$3.35	$1.39	$1.39	$3.05
Diluted weighted average LP units outstanding	89	84	83	79

The effect of dilutive securities in computing diluted income (loss) per LP unit is as follows (in millions):

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Income	Units	Income	Units
Redemption of preferred LP units	$—	—	$—	—
Variable rate notes	6	5	—	—

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Income	Units	Income	Units
Redemption of preferred LP units	$2	4	$5	4
Variable rate notes	7	5	—	—

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

15. Net income per LP Unit  – (continued)

As their effect would have been anti-dilutive, the following equivalent units have been excluded from the diluted weighted average LP units outstanding for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Redemption of preferred LP units	—	—	1	—
Variable rate notes	—	—	5	5

16. Segment Reporting

As of September 30, 2010, our seven reportable segments are: (1) Investment Management; (2) Automotive; (3) Railcar; (4) Food Packaging; (5) Metals; (6) Real Estate and (7) Home Fashion. Our Investment Management segment provides investment advisory and certain administrative and back office services to the Private Funds, but does not provide such services to any other entities, individuals or accounts. Our Automotive segment consists of Federal-Mogul. Our Railcar segment consists of ARI. Our Food Packaging segment consists of Viskase. Our Metals segment consists of PSC Metals. Our Real Estate segment consists of rental real estate, property development and the operation of resort properties. Our Home Fashion segment consists of WPI. In addition to our seven reportable segments, we present the results of the Holding Company which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company.

We assess and measure segment operating results based on net income from continuing operations as disclosed below. Certain terms of financings for our Automotive, Railcar, Food Packaging, Home Fashion and Real Estate segments impose restrictions on the segments’ ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions.

	Three Months Ended September 30, 2010
	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
Revenues:
Net sales	$—	$1,544	$64	$79	$169	$11	$116	$—	$1,983
Net gain (loss) from investment activities	799	—	—	—	—	—	—	(6)	793
Interest and dividend income	29	1	1	—	—	1	—	1	33
Other income (expense), net	—	7	(2)	1	—	11	(1)	—	16
	828	1,552	63	80	169	23	115	(5)	2,825
Expenses:
Cost of goods sold	—	1,306	62	59	166	2	110	—	1,705
Selling, general and administrative	30	152	6	12	5	17	19	5	246
Restructuring and impairment	—	—	—	—	—	—	6	—	6
Interest expense	1	36	5	5	—	2	—	47	96
	31	1,494	73	76	171	21	135	52	2,053
Income (Loss) from continuing operations before income tax (expense) benefit	797	58	(10)	4	(2)	2	(20)	(57)	772
Income tax (expense) benefit	(2)	(7)	4	(2)	1	—	—	(1)	(7)
Net (loss) income from continuing operations	795	51	(6)	2	(1)	2	(20)	(58)	765
Less: net (income) loss attributable to non-controlling interests from continuing operations	(463)	(13)	3	—	—	—	6	—	(467)
Net income (loss) attributable to Icahn Enterprises from continuing operations	$332	$38	$(3)	$2	$(1)	$2	$(14)	$(58)	$298

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

16. Segment Reporting  – (continued)

	Three Months Ended September 30, 2009
	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
Revenues:
Net sales	$—	$1,380	$78	$77	$132	$13	$94	$—	$1,774
Net gain from investment activities	448	—	—	—	—	—	—	4	452
Interest and dividend income	74	2	2	—	—	2	—	3	83
Other income, net	—	15	1	3	—	11	4	—	34
	522	1,397	81	80	132	26	98	7	2,343
Expenses:
Cost of goods sold	—	1,168	69	56	126	4	86	—	1,509
Selling, general and administrative	32	184	6	10	5	15	18	3	273
Restructuring and impairment	—	—	—	—	—	1	9	—	10
Interest expense	2	34	6	4	—	2	—	35	83
	34	1,386	81	70	131	22	113	38	1,875
Income (loss) from continuing operations before income tax benefit (expense)	488	11	—	10	1	4	(15)	(31)	468
Income tax benefit (expense)	—	5	1	(2)	1	—	(1)	—	4
Net income (loss) from continuing operations	488	16	1	8	2	4	(16)	(31)	472
Less: net (income) loss attributable to non-controlling interests from continuing operations	(350)	(8)	—	(3)	—	—	6	—	(355)
Net income (loss) attributable to Icahn Enterprises from continuing operations	$138	$8	$1	$5	$2	$4	$(10)	$(31)	$117

	Nine Months Ended September 30, 2010
	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
Revenues:
Net sales	$—	$4,631	$178	$240	$550	$30	$306	$—	$5,935
Net gain (loss) from investment activities	546	—	—	—	—	—	—	(6)	540
Interest and dividend income	142	4	3	—	—	3	—	3	155
Loss on extinguishment of debt	—	—	—	—	—		—	(40)	(40)
Other income (expense), net	—	9	(6)	—	—	36	2	—	41
	688	4,644	175	240	550	69	308	(43)	6,631
Expenses:
Cost of goods sold	—	3,865	172	177	529	6	282	—	5,031
Selling, general and administrative	64	525	18	34	15	50	55	15	776
Restructuring and impairment	—	14	—	—	—	—	12	—	26
Interest expense	2	107	16	15	—	6	1	139	286
	66	4,511	206	226	544	62	350	154	6,119
Income (loss) from continuing operations before income tax (expense) benefit	622	133	(31)	14	6	7	(42)	(197)	512
Income tax (expense) benefit	(2)	(18)	12	(3)	(2)	—	—	(6)	(19)
Net income (loss) from continuing operations	620	115	(19)	11	4	7	(42)	(203)	493
Less: net (income) loss attributable to non-controlling interests from continuing operations	(363)	(32)	9	(3)	—	—	13	—	(376)
Net income (loss) attributable to Icahn Enterprises from continuing operations	$257	$83	$(10)	$8	$4	$7	$(29)	$(203)	$117

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

16. Segment Reporting  – (continued)

	Nine Months Ended September 30, 2009
	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
Revenues:
Net sales	$—	$3,922	$345	$222	$272	$33	$264	$—	$5,058
Net gain from investment activities	1,391	—	—	—	—	—	—	—	1,391
Interest and dividend income	184	5	5	—	—	5	—	6	205
Other income (expense), net	—	49	(2)	1	1	33	6	—	88
	1,575	3,976	348	223	273	71	270	6	6,742
Expenses:
Cost of goods sold	—	3,355	307	163	289	12	242	—	4,368
Selling, general and administrative	101	566	19	30	13	45	54	10	838
Restructuring and impairment	—	40	—	—	13	2	21	—	76
Interest expense	3	100	16	11	—	6	1	102	239
	104	4,061	342	204	315	65	318	112	5,521
Income (loss) from continuing operations before income tax (expense) benefit	1,471	(85)	6	19	(42)	6	(48)	(106)	1,221
Income tax (expense) benefit	(2)	11	(1)	(4)	17	—	(1)	—	20
Net income (loss) from continuing operations	1,469	(74)	5	15	(25)	6	(49)	(106)	1,241
Less: net (income) loss attributable to non-controlling interests from continuing operations	(1,010)	12	(2)	(5)	—	—	17	—	(988)
Net income (loss) attributable to Icahn Enterprises from continuing operations	$459	$(62)	$3	$10	$(25)	$6	$(32)	$(106)	$253

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

16. Segment Reporting  – (continued)

Condensed balance sheets by reportable segment as of September 30, 2010 and December 31, 2009 are presented below (in millions of dollars).

	September 30, 2010
	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated
ASSETS
Cash and cash equivalents	$7	$1,054	$311	$85	$22	$75	$23	$684	$2,261
Cash held at consolidated affiliated partnerships and restricted cash	1,801	—	—	2	4	5	—	131	1,943
Investments	6,578	223	49	—	3	—	13	16	6,882
Accounts receivable, net	—	1,140	25	53	71	9	86	—	1,384
Inventories, net	—	857	58	50	70	—	140	—	1,175
Property, plant and equipment, net	—	1,782	186	102	104	708	130	3	3,015
Goodwill and intangible assets, net	—	1,937	7	17	6	99	8	—	2,074
Other assets	79	334	14	27	35	14	30	56	589
Total assets	$8,465	$7,327	$650	$336	$315	$910	$430	$890	$19,323
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$303	$1,938	$54	$60	$57	$33	$60	$181	$2,686
Securities sold, not yet purchased, at fair value	887	—	—	—	—	—	—	—	887
Due to brokers	803	—	—	—	—	—	—	—	803
Post-employment benefit liability	—	1,177	6	43	2	—	—	—	1,228
Debt	—	2,817	275	217	2	112	—	2,543	5,966
Total liabilities	1,993	5,932	335	320	61	145	60	2,724	11,570
Equity attributable to Icahn Enterprises	2,481	1,001	171	9	254	765	326	(1,858)	3,149
Equity attributable to non-controlling interests	3,991	394	144	7	—	—	44	24	4,604
Total equity	6,472	1,395	315	16	254	765	370	(1,834)	7,753
Total liabilities and equity	$8,465	$7,327	$650	$336	$315	$910	$430	$890	$19,323

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

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

17. Income Taxes

We recorded an income tax expense of $7 million and income tax benefit of $4 million on pre-tax income of $772 million and $468 million, respectively, for the three months ended September 30, 2010 and 2009. We recorded an income tax expense of $19 million and income tax benefit of $20 million on pre-tax income of $512 million and $1,221 million, respectively, for the nine months ended September 30, 2010 and 2009. Our effective income tax rate was 0.9% and (0.9)% for the three months ended September 30, 2010 and 2009, respectively, and 3.7% and (1.6)% for the nine months ended September 30, 2010 and 2009, respectively. The difference between the effective tax rate and the statutory federal rate of 35% is due principally to income or losses from partnership entities in which taxes are the responsibility of the partners, as well as changes in valuation allowances.

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

On March 23, 2010, the Patient Protection and Affordable Care Act was enacted and, on March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010, was also enacted. The acts will reduce the tax deduction available to Federal-Mogul to the extent of receipt of Medicare Part D subsidy. Although this legislation does not take effect until 2012, Federal-Mogul is required to recognize the impact in its financial statements in the period in which it is signed. Due to the full valuation allowance recorded against deferred tax assets in the United States, this legislation will not impact Federal-Mogul’s 2010 effective tax rate. We do not believe that the provisions of these laws will have a material effect on our other segments.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

18. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following (in millions):

	September 30, 2010	December 31, 2009
Post-employment benefits, net of tax	$(231)	$(347)
Hedge instruments, net of tax	(97)	(68)
Translation adjustments and other, net of tax	(229)	(242)
	$(557)	$(657)

For the three and nine months ended September 30, 2010, total comprehensive income was $882 million and $593 million, respectively, and for the three and nine months ended September 30, 2009, $528 million and $1,383 million, respectively.

19. Commitments and Contingencies

Federal-Mogul

Environmental Matters

Federal-Mogul is a defendant in lawsuits filed, or the recipient of administrative orders issued or demand letters received, in various jurisdictions pursuant to the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) or other similar national, provincial or state environmental remedial laws. These laws provide that responsible parties may be liable to pay for remediating contamination resulting from hazardous substances that were discharged into the environment by them, by prior owners or occupants of property they currently own or operate, or by others to whom they sent such substances for treatment or other disposition at third party locations. Federal-Mogul has been notified by the United States Environmental Protection Agency, other national environmental agencies, and various provincial and state agencies that it may be a potentially responsible party (“PRP”) under such laws for the cost of remediating hazardous substances pursuant to CERCLA and other national and state or provincial environmental laws. PRP designation often results in the funding of site investigations and subsequent remedial activities.

Many of the sites that are likely to be the costliest to remediate are often current or former commercial waste disposal facilities to which numerous companies sent wastes. Despite the potential joint and several liability which might be imposed on Federal-Mogul under CERCLA and some of the other laws pertaining to these sites, its share of the total waste sent to these sites has generally been small. Federal-Mogul believes its exposure for liability at these sites is limited.

Federal-Mogul has also identified certain other present and former properties at which it may be responsible for cleaning up or addressing environmental contamination, in some cases as a result of contractual commitments and/or federal or state environmental laws. Federal-Mogul is actively seeking to resolve these actual and potential statutory, regulatory and contractual obligations. Although difficult to quantify based on the complexity of the issues, Federal-Mogul has accrued amounts corresponding to its best estimate of the costs associated with such regulatory and contractual obligations on the basis of available information from site investigations and best professional judgment of consultants.

Total environmental liabilities, determined on an undiscounted basis, were $20 million and $22 million at September 30, 2010 and December 31, 2009, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.

Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment’s results of operations could be

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

19. Commitments and Contingencies  – (continued)

materially affected. At September 30, 2010, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, approximate $44 million.

Asset Retirement Obligations

Federal-Mogul records ARO in accordance with FASB ASC Topic 410, Asset Retirement and Environmental Obligations. Federal-Mogul’s primary ARO activities relate to the removal of hazardous building materials at its facilities. Federal-Mogul records an ARO at fair value upon initial recognition when the amount can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. ARO fair values are determined based on Federal-Mogul’s determination of what a third party would charge to perform the remediation activities, generally using a present value technique. Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $27 million and $30 million as of September 30, 2010 and December 31, 2009, respectively, for ARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of these ARO amounts.

For those sites that Federal-Mogul identifies in the future for closure or sale, or for which it otherwise believes it has a reasonable basis to assign probabilities to a range of potential settlement dates, it will review these sites for both ARO and impairment issues.

Federal-Mogul has conditional asset retirement obligations (“CARO”), primarily related to removal costs of hazardous materials in buildings, for which it believes reasonable cost estimates cannot be made at this time because it does not believe it has a reasonable basis to assign probabilities to a range of potential settlement dates for these retirement obligations. Accordingly, Federal-Mogul is currently unable to determine amounts to accrue for CARO at such sites.

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

A related proceeding in Delaware Chancery Court was brought by the same “losing bidders” who are parties to the case decided by the Second Circuit. After the Second Circuit’s decision, plaintiffs amended their complaint. On November 3, 2010, the Chancery Court dismissed the complaint in its entirety. Plaintiffs have a right to appeal the decision.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

19. Commitments and Contingencies  – (continued)

National Energy Group, Inc.

National Energy Group, Inc. (“NEGI”) was a defendant, together with Icahn Enterprises and various individuals, including one of the current directors of Icahn Enterprises GP, as additional defendants, in a purported stockholder derivative and class action lawsuit alleging that among other things, certain of NEGI’s current and former officers and directors breached their fiduciary duties to NEGI and its stockholders in connection with NEGI’s sale of its 50% interest in an oil and gas holding company. Following such disposition, NEGI had no business and its principal assets consisted of cash and short-term investments which currently aggregate approximately $48 million. In March, 2008, NEGI dissolved and filed a Form 15 with the SEC deregistering its securities with the SEC under the Exchange Act. As a result, NEGI’s status as a public company has been suspended.

The lawsuit was settled and the settlement received court approval. No appeal was filed and defendant Icahn Enterprises paid $9.15 million on August 25, 2010 into an escrow account designated by plaintiff and such funds, after the withdrawal of plaintiff’s counsel’s awarded attorneys’ fee and plaintiff’s awarded fee, were distributed to the class of NEGI stockholders represented by plaintiff. In addition, all claims against all defendants were dismissed.

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

PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy in all pending cases. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of September 30, 2010 and December 31, 2009. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.

Certain of PSC Metals’ facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals’ operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management’s judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $27 million as of each of September 30, 2010 and December 31, 2009. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.

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
September 30, 2010

19. Commitments and Contingencies  – (continued)

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

One of ARI’s joint ventures entered into a credit agreement in December 2007. Effective August 5, 2009, ARI and the other initial partner acquired this loan from the lender parties thereto, with each party acquiring a 50.0% interest in the loan. The total commitment under the term loan is $60 million with an additional $10 million commitment under the revolving loan. ARI is responsible to fund 50.0% of the loan commitments. The balance outstanding on these loans, due to ARI, was $35 million of principal and accrued interest as of September 30, 2010. ARI’s share of the remaining commitment on these loans was $3 million as of September 30, 2010.

Investment Management

In connection with Blockbuster Inc. (“Blockbuster”) filing for Chapter 11 bankruptcy protection in September 2010, a U.S. bankruptcy court authorized the release of $125 million in debtor-in-possession (“DIP”) financing to Blockbuster. The Private Funds, along with an affiliate, are lenders under the DIP financing and, in the aggregate, held approximately 36.3% of the loan facility as of September 30, 2010. At September 30, 2010, the Private Funds, along with their affiliate, had funded $7 million of the DIP Loan Facility and $38 million was unfunded.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

19. Commitments and Contingencies  – (continued)

In connection with Tropicana’s completion of the Restructuring Transactions (see Note 5, “Investments and Related Matters”), Tropicana entered into the Exit Facility which consists of a (i) $130 million Term Loan Facility issued at a discount of 7%, which was funded on March 8, 2010, the Effective Date, and (ii) $20 million Revolving Facility. Each of the Investment Funds is a lender under the Exit Facility and, in the aggregate, hold over 50% of the loans under the Term Loan Facility and are obligated to provide 100% of any amounts borrowed by Tropicana under the Revolving Facility. As of September 30, 2010, Tropicana has not borrowed any amounts under the Revolving Facility.

During the third quarter of fiscal 2010, based on values at September 30, 2010, the Private Funds have received redemption notices of approximately 4.7% of AUM payable as of December 31, 2010.

20. Subsequent Events

Declaration of Distribution on Depositary Units

On November 1, 2010, the Board of Directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the fourth quarter of fiscal 2010. The distribution will be paid on December 2, 2010, to depositary unitholders of record at the close of business on November 19, 2010. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

Investment Management

Lions Gate

On October 28, 2010, Lions Gate filed a lawsuit in the United States District Court for the Southern District of New York against Carl Icahn, Brett Icahn, Icahn Enterprises L.P., Icahn Enterprises Holdings L.P., Icahn Enterprises G.P, certain of our Investment Management entities (collectively, the “Icahn Group”) and others alleging violations of the Securities Exchange Act of 1934 and state tort law in connection with certain disclosures made during tender offers by the Icahn Group to acquire Lions Gates stock relating to the Icahn Group’s acquisition of the debt of Metro-Goldwyn-Meyer, Inc. Lions Gate is seeking preliminary and permanent injunctive relief and unspecified money damages. Management believes that Lions Gate’s lawsuit is without merit and will vigorously defend against all claims.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises L.P.

We have reviewed the accompanying consolidated balance sheet of Icahn Enterprises L.P. and Subsidiaries (the “Partnership”) (a Delaware limited partnership) as of September 30, 2010, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2010 and 2009, the consolidated cash flows for the nine-month periods ended September 30, 2010 and 2009, and the consolidated statement of changes in equity and comprehensive income for the nine-month period ended September 30, 2010. These consolidated interim financial statements are the responsibility of the Partnership’s management.

We were furnished with the report of other accountants on their reviews of the consolidated interim financial statements of Federal-Mogul Corporation, a subsidiary, whose total assets as of September 30, 2010 was $7.3 billion, and whose revenues for the three-month and nine-month periods ended September 30, 2010, constituted $1.6 billion and $4.6 billion, respectively, and revenues for the three-month and nine-month periods ended September 30, 2009, constituted $1.4 billion and $4.0 billion, respectively, of the related consolidated totals.

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
November 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Federal-Mogul Corporation

We have reviewed the consolidated balance sheet of Federal-Mogul Corporation as of September 30, 2010, the consolidated statements of operations for the three and nine month periods ended September 30, 2010 and 2009 and the consolidated statements of cash flows for the nine month periods ended September 30, 2010 and 2009, included in its Form 10-Q for the quarter ended September 30, 2010 (not presented herein). These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Detroit, Michigan
October 28, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Introduction

Icahn Enterprises L.P., or Icahn Enterprises, is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P., or Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc., or Icahn Enterprises GP, our sole general partner, which is owned and controlled by Mr. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of September 30, 2010, affiliates of Mr. Icahn owned 78,454,899 of our depositary units which represented approximately 92.6% of our outstanding depositary units. As described below, on March 31, 2010, we redeemed all of our preferred units.

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

Termination of Indenture Governing Senior Unsecured 7.125% Notes due 2013

Effective as of January 15, 2010, the indenture governing the 2013 Notes, dated as of February 7, 2005, or the 2013 Notes Indenture, among the Issuers, the Guarantor and Wilmington Trust Company, as trustee, has been satisfied and discharged in accordance with its terms by the Issuers. The Issuers deposited a total of approximately $1,018 million with Wilmington Trust Company as trustee under the 2013 Notes Indenture and depositary for a cash tender offer to repay all accounts outstanding under the 2013 Notes and to satisfy and discharge the 2013 Notes Indenture. Approximately $939 million was deposited with the depository to purchase the 2013 Notes that were tendered pursuant to the cash tender offer. In connection with the purchase of the tendered 2013 Notes, the Issuers paid total consideration of approximately $988 million, which consisted of: (i) $939 million of base consideration for the aggregate principal amount tendered; (ii) $28 million of accrued and unpaid interest on the tendered 2013 Notes; and (iii) $21 million of consent payments in connection with the solicitation of consents from holders of 2013 Notes to eliminate the incurrence of indebtedness and issuance of preferred stock covenant in the 2013 Notes Indenture. The Issuers also deposited approximately $29 million with the trustee in connection with the redemption of the remaining 2013 Notes.

Acquisition of Controlling Interest in ARI

On January 15, 2010, pursuant to a certain Contribution and Exchange Agreement (referred to as the ARI Contribution and Exchange Agreement) among Icahn Enterprises, Beckton Corp., a Delaware corporation (referred to as Beckton), Barberry Corp., a Delaware corporation, (referred to as Barberry), Modal LLC, a Delaware limited liability company (referred to as Modal), and Caboose Holding LLC, a Delaware limited liability company (referred to as Caboose and, together with Barberry and Modal, referred to collectively as the ARI Contributing Parties), the ARI Contributing Parties contributed to Icahn Enterprises 11,564,145 shares of common stock of ARI, representing approximately 54.3% of ARI’s total outstanding common stock as of January 15, 2010, collectively owned by the ARI Contributing Parties for aggregate consideration consisting of 3,116,537 of our depositary units (or approximately $141 million based on the closing price of our depositary units on January 15, 2010), subject to certain post-closing adjustments. On August 10, 2010, we issued 973,498 additional shares of our depositary units to the ARI Contributing Parties based on a post-closing adjustment formula that measures the amount that the six-month volume-weighted average price of ARI’s common stock has exceeded or is less than certain price targets (subject to a ceiling) following the closing date. The approximate value of these additional depositary units was $37 million (based on the closing price of our depositary units on August 10, 2010), and when combined with those depositary units issued on January 15, 2010, the total value of the ARI acquisition approximated $178 million.

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

Declaration of Distribution on Depositary Units

On November 1, 2010, the Board of Directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the fourth quarter of the fiscal year ending December 31, 2010, or fiscal 2010. The distribution will be paid on December 2, 2010, to depositary unitholders of record at the close of business on November 19, 2010. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

Results of Operations

Overview

The key factors affecting our financial results for the three months ended September 30, 2010, or the third quarter of fiscal 2010, and the nine months ended September 30, 2010 are as follows:

•	Income attributable to Icahn Enterprises for our Investment Management segment of $332 million and $257 million in the third quarter of fiscal 2010 and the first nine months of fiscal 2010, respectively, due to the positive performance of the Private Funds;
•	Additional investment of $250 million in the Private Funds in the first quarter of fiscal 2010; the fair market value of our investment in the consolidated Private Funds, including earned incentive allocations and special profits interest allocation from prior periods that were retained in the Private Funds at September 30, 2010 was $2.48 billion, with an unrealized gain of $298 million and $238 million for third quarter and first nine months of fiscal 2010, respectively;
•	Income attributable to Icahn Enterprises for our Automotive segment of $38 million and $83 million in the third quarter of fiscal 2010 and the first nine months of fiscal 2010, respectively;
•	Loss attributable to Icahn Enterprises for our Holding Company of $58 million and $203 million in the third quarter of fiscal 2010 and the first nine months of fiscal 2010, respectively. The loss attributable to Icahn Enterprises for our Holding Company for the third quarter of fiscal 2010 was primarily due to interest expense; the loss attributable to Icahn Enterprises for our Holding Company for the first nine months of fiscal 2010 was primarily due to interest expense and loss on extinguishment of debt; and

•	The addition of two new segments in the first nine months of fiscal 2010 from our majority interest acquisitions of ARI and Viskase, comprising our Railcar and Food Packaging segments, respectively. In the third quarter of fiscal 2010 and first nine months of fiscal 2010, our Railcar segment had loss attributable to Icahn Enterprises of $3 million and $10 million, respectively, and our Food Packaging had income attributable to Icahn Enterprises of $2 million and $8 million, respectively.

Consolidated Financial Results

The following tables summarize revenues and income (loss) attributable to Icahn Enterprises for each of our segments (in millions of dollars):

	Revenues(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Investment Management	$828	$522	$688	$1,575
Automotive	1,552	1,397	4,644	3,976
Railcar	63	81	175	348
Food Packaging	80	80	240	223
Metals	169	132	550	273
Real Estate	23	26	69	71
Home Fashion	115	98	308	270
Holding Company	(5)	7	(43)	6
Total	$2,825	$2,343	$6,631	$6,742

	Income (Loss) Attributable to Icahn Enterprises From Continuing Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Investment Management	$332	$138	$257	$459
Automotive	38	8	83	(62)
Railcar	(3)	1	(10)	3
Food Packaging	2	5	8	10
Metals	(1)	2	4	(25)
Real Estate	2	4	7	6
Home Fashion	(14)	(10)	(29)	(32)
Holding Company	(58)	(31)	(203)	(106)
Total	$298	$117	$117	$253

(1)	Revenues include net sales, net gain from investment activities, interest and dividend income, loss on debt extinguishment and other income, net.

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

Financial Reform

In July 2010, the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (referred to as the Reform Act) was enacted into law. The Reform Act will require one or more entities within our Investment Management segment to be registered with the SEC by July 2011 as an investment adviser under the Investment Advisers Act of 1940, and will impose certain reporting and other requirements on such registered entity or entities. The Reform Act requires additional rulemaking by the SEC which could impact such entities or other affiliated entities. We cannot predict the effect on us of such rulemaking at this time.

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

Beginning July 1, 2009 through July 1, 2010, all limited partnership agreements and offering memoranda of the Private Funds (referred to as the Fund Documents) were revised primarily to provide existing investors and new investors (referred to as the Investors) with various new options for investments in the Private Funds (each referred to as an Option). Each Option has certain eligibility criteria for Investors and existing investors are permitted to roll over their investments made in the Private Funds prior to the applicable Fund Documents being updated (referred to as Pre-Election Investments) into one or more of the new Options. For fee-paying investments, the special profits interest allocations range from 1.5% to 2.25% per annum and the incentive allocations range from 15% (in some cases subject to a preferred return) to 22% per annum. The new Options also have different withdrawal terms, with certain Options being permitted to withdraw capital every six months (subject to certain limitations on aggregate withdrawals) and other Options being subject to three-year rolling lock-up periods, provided that early withdrawals are permitted at certain times with the payment to the Private Funds of a fee. For those Options with rolling lock-ups, the General Partners will not be entitled to receive an incentive allocation for a period of two years or longer.

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

Our Investment Management segment results are driven by the combination of the Private Funds’ AUM and the investment performance of the Private Funds, except, as discussed above, that special profits interest allocations are only earned to the extent that there are sufficient net profits generated from the Private Funds to cover such allocations.

The General Partners and their affiliates also earn income (or are subject to losses) through their investments in the Investment Funds. We also earn income (or are subject to losses) through our direct investment in the Investment Funds. In both cases the income or losses consist of realized and unrealized gains and losses on investment activities along with interest and dividend income.

AUM and Fund Performance

The table below reflects changes to AUM for the three and nine months ended September 30, 2010 and 2009. The end-of-period balances represent total AUM, including any accrued special profits interest allocations and any incentive allocations and our own investments in the Private Funds, as well as investments of other affiliated parties who have not been charged special profits interest allocations or incentive allocations for the periods presented (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance, beginning of period	$5,838	$4,841	$5,805	$4,368
Net (out-flows) in-flows	(44)	303	152	(247)
Appreciation	814	509	651	1,532
Balance, end of period	$6,608	$5,653	$6,608	$5,653
Fee-paying AUM	$1,852	$2,495	$1,852	$2,495

The net in-flows for the nine months ended September 30, 2010 include an additional $250 million related to our direct investment in the Private Funds.

During the third quarter of fiscal 2010, based on values at September 30, 2010, the Private Funds have received redemption notices of approximately 4.7% of AUM payable as of December 31, 2010.

The following table sets forth performance information for the Private Funds that were in existence for the comparative periods presented. These gross returns represent a weighted-average composite of the average gross returns, net of expenses for the Private Funds.

	Gross Return(1) for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Private Funds	13.9%	9.9%	11.2%	34.1%

(1)	These returns are indicative of a typical investor who has been invested through the periods noted. The performance information is presented gross of any accrued special profits interest allocations and incentive allocations but net of expenses. Past performance is not necessarily indicative of future results.

The Private Funds’ aggregate gross performance was 13.9% and 11.2% for the three and nine months ended September 30, 2010, respectively. During the three and nine months ended September 30, 2010, profits were primarily due to the Private Funds’ long exposure in their core equity positions and, to a lesser extent, their long exposure to the credit markets, including fixed income, bank debt and derivative instruments, in the first half of fiscal 2010. The Private Funds short exposure to both the equity and credit markets was a negative contributor to performance in the third quarter of fiscal 2010. Over the first nine months of fiscal 2010 short exposure to credit was a positive contributor while short exposure to equity was a negative contributor.

The Private Funds’ aggregate gross performance was 9.9% and 34.1% for three and nine months ended September 30, 2009, respectively. During the third quarter and the first nine months of the fiscal year ended December 31, 2009, or fiscal 2009, gains were primarily due to the Private Funds’ long exposure to credit markets, including fixed income, bank debt and derivative instruments, as well as an increase in the value of certain core equity holdings. The Private Funds’ short equity and short credit exposure were negative contributors to performance as both credit and equity markets rallied.

Since inception in November 2004, the Private Funds’ gross returns are 83.8%, representing an annualized rate of return of 10.8% through September 30, 2010, which is indicative of a typical investor who has invested since inception of the Private Funds (excluding management fees, special profits interest allocations and incentive allocations). Past performance is not necessarily indicative of future results.

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

Summarized statements of operations for our Investment Management segment on a deconsolidated basis reconciling to a U.S. GAAP basis for the three and nine months ended September 30, 2010 and 2009 is as follows (in millions of dollars):

	Three Months Ended September 30, 2010					Nine Months Ended September 30, 2010
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management
Revenues:
Special profits interest allocations	$34		$—	$(34)	$—	$34		$—	$(34)	$—
Incentive allocations	3		—	(3)	—	3		—	(3)	—
Net gain from investment activities	298	(1)	799	(298)	799	238	(1)	546	(238)	546
Interest and dividend income	—		29	—	29	—		142	—	142
	335		828	(335)	828	275		688	(275)	688
Expenses:
Costs and expenses	1		29	—	30	16		48	—	64
Interest expense	—		1	—	1	—		2	—	2
	1		30	—	31	16		50	—	66
Loss from continuing operations before income tax benefit	334		798	(335)	797	259		638	(275)	622
Income tax benefit	(2)		—	—	(2)	(2)		—	—	(2)
Net loss from continuing operations	332		798	(335)	795	257		638	(275)	620
Less: net loss attributable to non-controlling interests from continuing operations	—		(730)	267	(463)	—		(576)	213	(363)
Net loss attributable to Icahn Enterprises from continuing operations	$332		$68	$(68)	$332	$257		$62	$(62)	$257

	Three Months Ended September 30, 2009					Nine Months Ended September 30, 2009
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Investment Management
Revenues:
Special profits interest allocations	$23		$—	$(23)	$—	$144		$—	$(144)	$—
Incentive allocations	—		—	—	—	—		—	—	—
Net gain from investment activities	123	(1)	448	(123)	448	344	(1)	1,391	(344)	1,391
Interest and dividend income	—		74	—	74	—		184	—	184
	146		522	(146)	522	488		1,575	(488)	1,575
Expenses:
Costs and expenses	8		24	—	32	27		74	—	101
Interest expense	—		2	—	2	—		3	—	3
	8		26	—	34	27		77	—	104
Income from continuing operations before income tax expense	138		496	(146)	488	461		1,498	(488)	1,471
Income tax expense	—		—	—	—	(2)		—	—	(2)
Net income from continuing operations	138		496	(146)	488	459		1,498	(488)	1,469
Less: net income attributable to non-controlling interests from continuing operations	—		(464)	114	(350)	—		(1,333)	323	(1,010)
Net income attributable to Icahn Enterprises from continuing operations	$138		$32	$(32)	$138	$459		$165	$(165)	$459

(1)	Amount represents net gain on our investments in the consolidated Private Funds, including earned incentive allocations and special profits interest allocation from prior periods that were retained in the Private Funds. The total value of these investments was $2.48 billion as of September 30, 2010 for which no special profits interest allocation or incentive allocations are applicable. These investments and related earnings are reflected in the consolidated Private Funds’ net assets and earnings.

As of September 30, 2010, the full Target Special Profits Interest Amount was $34 million, which includes a Target Special Profits Interest Amount of $33 million for the first nine months of fiscal 2010 and a hypothetical return of $4 million on the full Target Special Profits Interest Amount from the Investment Funds, offset in part by forfeited Special Profits Interest Amount of $3 million due to redemptions. For the three and nine months ended September 30, 2010, there was a $34 million special profits interest allocation accrual due to the positive performance in the Investment Funds. Special profits interest allocations will only be made at the end of the year to the extent that there are sufficient net profits in the Investment Funds to cover such amounts. The special profits interest allocation accrual for the three and nine months ended September 30, 2009 was $23 million and $144 million, respectively. The special profits interest allocation accrual for the nine months ended September 30, 2009 included a carry-forward Target Special Profits Interest Amount of $70 million from December 31, 2008.

Incentive allocations were $3 million for each of the three and nine months ended September 30, 2010. Incentive allocations for the three and nine months ended September 30, 2009 were not material. The General Partners’ incentive allocations earned from the Private Funds are accrued on a quarterly basis and are allocated to the General Partners at the end of the Private Funds’ fiscal year (or sooner on redemptions), provided that, effective July 1, 2009, certain new options do not provide for incentive allocations at the end of each fiscal year.

The net gain from our interest in the consolidated Private Funds was $298 million and $238 million for the three and nine months ended September 30, 2010, respectively. The net gain for the respective periods is comprised of a return on our investments in the Private Funds along with a return on earned incentive allocations and special profits interest allocations from prior periods that were retained in the Private Funds.

This compares with a net gain from our interest in the consolidated Private Funds of $123 million and $344 million for the three and nine months ended September 30, 2009, respectively.

Net realized and unrealized gain of the Private Funds on investment activities was $799 million and $546 million for the three and nine months ended September 30, 2010, respectively. This compares with a net realized and unrealized gain of the Private Funds on investment activities of $448 million and $1,391 million for the three and nine months ended September 30, 2009, respectively. The net realized and unrealized gains relate to the performance of the Private Funds during each of the three and nine months ended September 30, 2010 and 2009.

Interest and dividend income was $29 million and $142 million for the three and nine months ended September 30, 2010, respectively, as compared to interest and dividend income of $74 million and $184 million for the three and nine months ended September 30, 2009, respectively. The changes over the corresponding respective periods are primarily due to decreased interest income resulting from a reduction in fixed-income investments.

The General Partners’ and Icahn Capital’s costs and expenses for the three and nine months ended September 30, 2010 were $1 million and $16 million, respectively, as compared to $8 million and $27 million for the three and nine months ended September 30, 2009, respectively. The decrease for the three months ended September 30, 2010 as compared to the corresponding prior year period was primarily attributable to lower compensation awards relating to special profits interest allocations during fiscal 2010 and lower shareholder activist expenses due to a certain reimbursement agreement. The decrease for the nine months ended September 30, 2010 as compared to the corresponding prior year period was primarily attributable to lower compensation awards relating to special profits interest allocations during fiscal 2010.

The Private Funds’ costs and expenses were $29 million and $48 million for the three and nine months ended September 30, 2010, respectively, as compared to $24 million and $74 million for the three and nine months ended September 30, 2009, respectively. The increase for the three months ended September 30, 2010 as compared to the corresponding prior year period was primarily attributable to an increase in the deferred management fee payable, offset by lower dividend expense. The decrease for the nine months ended September 30, 2010 as compared to the corresponding prior year period was primarily attributable to a decrease in the deferred management fee payable and lower dividend expense.

Automotive

We conduct our Automotive segment through our majority ownership in Federal-Mogul. Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, alternative energies, environment and safety systems. Federal-Mogul serves the world’s foremost original equipment manufacturers, or OEMs, of automotive, light commercial, heavy-duty, industrial, agricultural, aerospace, marine, rail and off-road vehicles, as well as the worldwide aftermarket. Effective July 3, 2008, we acquired a majority interest in Federal-Mogul.

During the nine months ended September 30, 2010, Federal-Mogul derived 62% of its sales from the OEM market and 38% from the aftermarket. Federal-Mogul’s customers include the world’s largest automotive OEMs and major distributors and retailers in the independent aftermarket. During the nine months ended September 30, 2010, Federal-Mogul derived 40% of its sales in the United States and 60% internationally. As of September 30, 2010 Federal-Mogul is organized into four product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket. Federal-Mogul has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of Federal-Mogul’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

Federal-Mogul’s Annual Report on Form 10-K for fiscal 2009 filed with the SEC on February 23, 2010 contains a detailed description of its business, products, industry, operating strategy and associated risks. Federal-Mogul’s most recent Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 was filed with the SEC on October 28, 2010.

Summarized statements of operations for our Automotive segment for the three and nine months ended September 30, 2010 and 2009 are as follows (in millions of dollars):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2010	2009	$	%	2010	2009	$	%
Net sales	$1,544	$1,380	$164	12%	$4,631	$3,922	$709	18%
Cost of goods sold	1,306	1,168	138	12%	3,865	3,355	510	15%
Gross margin	238	212	26	12%	766	567	199	35%
Expenses:
Selling, general and administrative	152	184	(32)	-17%	525	566	(41)	-7%
Restructuring and impairment	—	—	—	n/m	14	40	(26)	-65%
	152	184	(32)	-17%	539	606	(67)	-11%
Income (loss) before interest, income taxes and other income, net	$86	$28	$58	207%	$227	$(39)	$266	n/m

Net sales for the three and nine months ended September 30, 2010 increased by $164 million (12%) and $709 million (18%), respectively, as compared to the corresponding prior year periods. The impact of the U.S. dollar strengthening, primarily against the euro, decreased sales by $44 million and $14 million for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding prior year periods. In general, light and commercial vehicle OE production increased in all regions and when combined with market share gains in all regions across all three manufacturing segments resulted in increased OE sales of $224 million and $800 million for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding prior year periods. Aftermarket sales decreased by $4 million for the three months ended September 30, 2010 as compared to the corresponding prior year period due to $6 million in reduced sales in Venezuela as a direct consequence of currency restrictions, partially offset by net sales gains of $2 million in all other regions. Aftermarket sales decreased by $42 million for the nine months ended September 30, 2010 as compared to the corresponding prior year period, of which $45 million was due to reduced sales in Venezuela as a direct consequence of currency restrictions, offset by net sales gains of $3 million in all other regions. Net customer price decreases were $12 million and $35 million for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding prior year periods.

Cost of goods sold increased by $138 million (12%) and $510 million (15%), for three and nine months ended September 30, 2010, respectively, as compared to the corresponding prior year periods. This increase for the three months ended September 30, 2010 as compared to the corresponding prior year period is due to an increase in manufacturing, labor and variable overhead costs of $172 million as a direct consequence of the higher production volumes, unfavorable productivity, net of labor and benefits inflation of $4 million, increased depreciation expense of $2 million and increased pension expense of $1 million, partially offset by currency movements of $34 million, and materials and services sourcing savings of $7 million. The increase for the nine months ended September 30, 2010 as compared to the corresponding year period was primarily due to an increase in manufacturing, labor and variable overhead costs of $584 million as a direct consequence of the higher production volumes, currency movements of $13 million and increased depreciation of $3 million, partially offset by materials and services sourcing savings of $59 million, and productivity and operational efficiency, in excess of labor and benefits inflation of $28 million.

Gross margin for the three and nine months ended September 30, 2010 increased by $26 million (12%) and $199 million (35%), respectively, as compared to the corresponding prior year periods. As a percentage of net sales, gross margin was 15% for each the three months ended September 30, 2010 and 2009, and 17% and 14% for the nine months ended September 30, 2010 and 2009, respectively. Gross margin increased for the three months ended September 30, 2010 as compared to the corresponding prior year period due to sales volume increases of $48 million and materials and services sourcing savings of $7 million, offset by net customer price decreases of $12 million, currency movements of $10 million, unfavorable productivity, net of labor and benefits inflation, of $4 million, increased depreciation expense of $2 million and increased pension expense of $1 million. Gross margin for the nine months ended September 30, 2010 increased by $199 million as compared to the corresponding prior year period due to increase in sales volume of $174 million, materials and services sourcing savings of $59 million, and productivity and operational efficiency, in excess of labor and benefits inflation of $28 million, offset by net customer price decreases of $35 million and currency movements of $27 million.

Selling, general and administrative expenses, or SG&A, for the three and nine months ended September 30, 2010 decreased by $32 million (17%) and $41 million (7%) as compared to the corresponding prior year periods. The decrease for the three months ended September 30, 2010 as compared to the corresponding prior year period was due to reduced stock-based compensation expense of $6 million, currency movements of $5 million, favorable materials and services sourcing of $2 million, decreased pension expense and postemployment health care and life insurance benefits, or Other Postemployment Benefits, of $26 million, of which $24 million pertains to a curtailment gain related to Other Postemployment Benefits, as discussed below, and other decreases of $5 million, partially offset by unfavorable productivity, net of labor and benefits inflation, of $11 million and increased depreciation of $1 million. The decrease for the nine months ended September 30, 2010 as compared to the corresponding prior year period was due to reduced pension expense and Other Postemployment Benefits of $34 million, of which $28 million pertains to curtailment gains related to Other Postemployment Benefits, as discussed below, favorable materials and services sourcing of $4 million, and other reductions of $15 million, partially offset by unfavorable productivity, net of labor and benefits inflation, of $11 million and increased depreciation of $1 million.

On May 6, 2010, Federal-Mogul approved an amendment to its U.S. Welfare Benefit Plan which eliminated Other Postemployment Benefits for certain salaried and non-union hourly employees and retirees effective July 1, 2010. This amendment reduced Federal-Mogul’s accumulated postemployment benefit obligation, or APBO, by $135 million, of which $131 million is being amortized over the average remaining service lives of active participants (approximately 9 years). The remaining $4 million resulted in a curtailment gain, which was recognized during the second quarter of fiscal 2010.

On July 23, 2010, as a result of the union negotiations with one of Federal-Mogul’s U.S. manufacturing locations, Other Postemployment Benefits were eliminated for that location’s hourly union employees effective August 2, 2010. The reduction to the remaining active future service life of the active service participants of the U.S. Welfare Benefit Plan caused by this benefit elimination was significant enough to trigger a curtailment gain. The curtailment gain was calculated by applying the percentage reduction of the remaining active future service life to the prior service credits contained within accumulated other comprehensive loss at the time of this benefit elimination. Federal-Mogul recognized a $24 million curtailment gain during the third quarter of fiscal 2010.

Federal-Mogul maintains technical centers throughout the world designed to integrate its leading technologies into advanced products and processes, to provide engineering support for all of its manufacturing sites and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development, or R&D, costs, including product and validation costs, of $39 million and $36 million for the three months ended September 30, 2010 and 2009, respectively, and $116 million and $105 million for the nine months ended September 30, 2010 and 2009, respectively. As a percentage of OE sales, R&D was 4% and 5% for the three and nine months ended September 30, 2010 and 2009, respectively.

Federal-Mogul incurred immaterial restructuring and impairment charges for each of three months ended September 30, 2010 and 2009. Restructuring and impairment charges decreased by $26 million for the nine months ended September 30, 2010, as compared to the corresponding prior year period, and was primarily due to higher Restructuring 2009 (as defined below) expenses incurred in the first nine months of fiscal 2009. In September and December 2008, Federal-Mogul announced a restructuring plan, herein referred to as Restructuring 2009, designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. This plan, when combined with other workforce adjustments, was anticipated to reduce Federal-Mogul’s global workforce by 8,600 positions when compared with Federal-Mogul’s workforce as of September 30, 2008. During the nine months ended September 30, 2010, Federal-Mogul reversed $1 million in net restructuring expenses associated with Restructuring 2009. Federal-Mogul expects to incur additional restructuring expenses of up to $2 million through the fiscal year ending December 31, 2011. As substantially all of the Restructuring costs are related to severance, such activities are expected to yield future annual savings at least equal to the incurred costs.

Included in the restructuring and impairment charges for the nine months ended September 30, 2010 and 2009 were $7 million and $1 million, respectively, of impairment charges related to certain equipment where the assessment of future undiscounted cash flows of such equipment, when compared to the current carrying value of the equipment, indicated the assets were not recoverable. Federal-Mogul determined the fair value of the assets by applying a probability weighted, expected present value technique to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with other long-lived asset fair value measurements.

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

During the nine months ended September 30, 2010, railcar loadings have increased and the number of railcars in storage is slowly decreasing, as reported by an independent third-party industry analyst. Along with this modest improvement, which may or may not continue, ARI has received an increased number of requests for quotations and has been successful in securing several railcar orders in fiscal 2010. ARI believes these improvements appear to indicate the railcar market is beginning to modestly improve.

The North American railcar market has been, and ARI expects it to continue to be highly cyclical. The recent economic downturn and restricted credit markets continue to have an adverse effect on the railcar manufacturing market in which ARI competes, resulting in substantially reduced orders in the marketplace, increased competition and significant pricing pressures. This downturn has adversely affected the sales of ARI’s railcars and other products and has caused it to slow its production rates significantly in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009, resulting in a significant decrease in comparable shipments and revenues. For the three and nine months ended September 30, 2010, ARI reported net losses.

ARI’s Annual Report on Form 10-K for fiscal 2009 filed with the SEC on March 12, 2010 contains a detailed description of its business, products, industry, operating strategy and associated risks. ARI’s most recent Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 was filed with the SEC on November 2, 2010.

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

Summarized statements of operations for our Railcar segment for the three and nine months ended September 30, 2010 and 2009 are as follows (in millions of dollars):

	Three Months Ended September 30,		Variance 2010 vs 2009		Nine Months Ended September 30,		Variance 2010 vs 2009
	2010	2009	$	%	2010	2009	$	%
Net sales	$64	$78	$(14)	-18%	$178	$345	$(167)	-48%
Cost of goods sold	62	69	(7)	-10%	172	307	(135)	-44%
Gross margin	2	9	(7)	-78%	6	38	(32)	-84%
Selling, general and administrative	6	6	—	0%	18	19	(1)	-5%
(Loss) income before interest, income taxes and other income (expense), net	$(4)	$3	$(7)	n/m	$(12)	$19	$(31)	n/m

Net sales for the three and nine months ended September 30, 2010 decreased by $14 million (18%) and $167 million (48%), respectively, as compared to the corresponding prior year periods. The decrease was primarily due to decreased net sales from Railcar manufacturing operations, partially offset by an increase in net sales from Railcar services operations. The decrease for the three months ended September 30, 2010 was primarily due to a decrease in railcar shipments and a change in product mix as compared to the corresponding prior year period; the decrease for the nine months ended September 30, 2010 was primarily due to a decrease in railcar shipments and an overall decrease in average selling prices attributable to pricing pressures and a change in product mix as compared to the corresponding prior year period. During the three and nine months ended September 30, 2010, ARI shipped approximately 420 and 1,130 railcars, respectively, as compared to approximately 610 and 3,080 railcars, respectively, in the corresponding prior year periods.

Net sales from companies affiliated with Mr. Icahn were approximately 36% and 15% of total net sales for the three months ended September 30, 2010 and 2009, respectively. Net sales from companies affiliated with Mr. Icahn were approximately 43% and 31% of total net sales for the nine months ended September 30, 2010 and 2009, respectively.

Gross margin decreased by $7 million (78%) and $32 million (84%) for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding prior year periods and was primarily due to decrease in gross margin in Railcar manufacturing operations, offset in part by an increase in gross margin in Railcar services operations. Gross margin from Railcar manufacturing operations decreased primarily due to reduced railcar shipments and decreased overall average selling prices, attributable to pricing pressures and a change in product mix, as well as the impact of fixed costs in a low production environment, partially offset by an increase in gross margin from Railcar services operations due to increased volume and efficiencies. Gross margin as a percentage of net sales for each of the three and nine months ended September 30, 2010 was 3% and for the three and nine months ended September 30, 2009 was 12% and 11%, respectively. This decrease was primarily due to lower shipments, lower selling prices and the impact of fixed costs in a low production environment for Railcar manufacturing operations.

SG&A was flat at $6 million for the three months ended September 30, 2010 as compared to the corresponding prior year period. SG&A expenses decreased by $1 million (5%) for the nine months ended September 30, 2010 as compared to the corresponding prior year period. The decrease was primarily due to lower SG&A from decreases in incentive compensation, outside services and a non-recurring legal settlement recorded in the first quarter of fiscal 2009, partially offset by an increase in stock-based compensation expense.

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

Summarized statements of operations for our Food Packaging segment for the three and nine months ended September 30, 2010 and 2009 are as follows (in millions of dollars):

	Three Months Ended September 30,		Variance 2010 vs 2009		Nine Months Ended September 30,		Variance 2010 vs 2009
	2010	2009	$	%	2010	2009	$	%
Net sales	$79	$77	$2	3%	$240	$222	$18	8%
Cost of goods sold	59	56	3	5%	177	163	14	9%
Gross margin	20	21	(1)	-5%	63	59	4	7%
Selling, general and administrative	12	10	2	20%	34	30	4	13%
Income before interest, income taxes and other income, net	$8	$11	$(3)	-27%	$29	$29	$—	0%

Net sales for the three and nine months ended September 30, 2010 increased by $2 million (3%) and $18 million (8%), respectively, as compared to the corresponding prior year periods. The increase for the three and nine months ended September 30, 2010 is primarily due to an increase in sales volume of $8 million and $23 million, the impact of foreign currency translation of $(3) million and $2 million, offset by a decrease of $3 million and $7 million due to price and product mix, respectively, as compared to the corresponding prior year periods.

Our Food Packaging segment is affected by changes in foreign exchange rates. In addition to those markets in which Viskase prices its products in U.S. dollars, it prices its products in certain of its foreign operations in euros and Brazilian reals. As a result, a decline in the value of the U.S. dollar relative to local currencies of profitable foreign subsidiaries can have a favorable effect on Viskase’s profitability. Conversely, an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on Viskase’s profitability.

Cost of goods sold for the three and nine months ended September 30, 2010 increased by $3 million (5%) and $14 million (9%), respectively, as compared to the corresponding prior year periods. The increase was primarily due to higher sales volume and higher product material waste. As a percentage of net sales, gross margin was 25% and 26% for the three and nine months ended September 30, 2010, respectively, and 27% for each of the three and nine months ended September 30, 2009, respectively. Gross margin for the three and nine months ended September 30, 2010 decreased by $1 million (5%) and increased by $4 million (7%) as compared to the corresponding prior year periods. The decrease in gross margin for the three months ended September 30, 2010 was primarily due to higher sales volume offset by higher product material waste as compared to the corresponding prior year period. The increase in gross margin for the nine months ended September 30, 2010 was primarily due to higher sales volume with cost of goods sold percentage remaining relatively flat as compared to the corresponding prior year period.

SG&A increased by $2 million (20%) and $4 million (13%) for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding prior year periods and was primarily due to legal expenses related to a patent litigation matter.

Metals

Our Metals segment is conducted through our indirect, wholly owned subsidiary, PSC Metals.

Summarized statements of operations and performance data for PSC Metals for the three and nine months ended September 30, 2010 and 2009 are as follows (in millions of dollars, except for tons and pounds metrics):

	Three Months Ended September 30,		Variance 2010 vs 2009		Nine Months Ended September 30,		Variance 2010 vs 2009
	2010	2009	$	%	2010	2009	$	%
Net sales	$169	$132	$37	28%	$550	$272	$278	102%
Cost of goods sold	166	126	40	32%	529	289	240	83%
Gross margin	3	6	(3)	-50%	21	(17)	38	n/m
Expenses:
Selling, general and administrative	5	5	—	0%	15	13	2	15%
Impairment	—	—	—	n/m	—	13	(13)	-100%
	5	5	—	0%	15	26	(11)	-42%
(Loss) income before interest, income taxes and other income, net	$(2)	$1	$(3)	n/m	$6	$(43)	$49	n/m
Ferrous tons sold (in '000s)	294	317			983	699
Non-ferrous pounds sold (in '000s)	31,161	30,201			88,261	73,093

Net sales for the three and nine months ended September 30, 2010 increased by $37 million (28%) and $278 million (102%), respectively, as compared to corresponding prior year periods. The increase was primarily due to increases in ferrous revenues attributed to demand generated by improved steel mill operating rates during the first nine months of fiscal 2010 as compared to the corresponding prior year period. During the first nine months of fiscal 2009, steel mill capacity utilization rates were estimated at approximately 48% as compared to 71% for the first nine months of fiscal 2010. The domestic steel mills “de-stocking” cycle accelerated during the first six months of fiscal 2009 as the mills worked off “long” positions of inventories over the balance of fiscal 2009. The mills have, in most reported cases, kept inventories at or below 30-day cycles during the first nine months of fiscal 2010, which resulted in increased demand through the first nine months of fiscal 2010 relative to the first nine months of fiscal 2009 on par with operating rate increases. Increased ferrous demand resulted in higher ferrous average pricing of approximately $121 per gross ton (52%) and higher ferrous shipments of 284 gross tons (41%) in the first nine months of fiscal 2010 compared to the corresponding prior year period. Revenues from substantially all product lines improved during the three and nine months ended September 30, 2010 compared to the corresponding prior year periods.

Cost of goods sold for the three and nine months ended September 30, 2010 increased by $40 million (32%) and $240 million (83%), respectively, as compared to the corresponding prior year periods. The increase was primarily due to higher sales volume combined with higher material purchase prices as compared to the prior year periods. Gross margin for the three months ended September 30, 2010 decreased by $3 million (50%) as compared to the corresponding prior year period. The decrease was primarily due to material shortages resulting in higher material and production costs per gross ton. Gross margin for the nine months ended September 30, 2010 increased by $38 million as compared to the corresponding prior year period. The increase was primarily due to the increase in ferrous revenues resulting from higher average pricing coupled with higher ferrous shipments over the comparative period as discussed above. As a percentage of net sales, gross margin was 2% and 4% for the three and nine months ended September 30, 2010, respectively, compared to 5% for the three months ended September 30, 2009 and a loss of 6% for the nine months ended September 30, 2009. For the first nine months of fiscal 2009, low demand and production levels increased operating costs per unit despite concerted efforts to align costs with volume. Higher production levels and continuing cost controls have resulted in improved operating costs per unit through the first nine months of fiscal 2010. Included in cost of sales for the nine months ended September 30, 2010 and 2009 was $1 million and $7 million, respectively, of inventory write-down resulting from market price decreases, primarily in the secondary market.

PSC Metals’ net sales for the first quarter of fiscal 2009 declined significantly from 2008 levels as the demand and prices for scrap fell to extremely low levels due to historically low steel mill capacity utilization rates and declines across all sectors of the economy. Given the prevailing economic conditions, PSC Metals completed a valuation of its goodwill and other indefinite-lived intangibles as of March 31, 2009, utilizing discounted cash flows based on current market conditions. This valuation resulted in an impairment loss for goodwill and other indefinite-lived intangibles of $13 million which was recorded in the first quarter of fiscal 2009. There was no comparable adjustment for the first nine months of fiscal 2010.

SG&A expenses for the three months ended September 30, 2010 were flat at $5 million as compared to the corresponding prior year period. SG&A expenses for the nine months ended September 30, 2010 increased by $2 million (15%), as compared to the corresponding prior year period. The increase is primarily due to accrual reversals made in the first three months of fiscal 2009. There were no other significant differences in SG&A expenses between the first nine months of fiscal 2010 and the corresponding prior year period when cost controls measures were placed on spending in response to lower revenues and margins attributed to the global economic downturn.

Real Estate

Our Real Estate segment is comprised of rental real estate, property development and resort activities.

The following table summarizes the key operating data for our real estate segment for the three and nine months ended September 30, 2010 and 2009 (in millions of dollars):

	Three Months Ended September 30,		Variance 2010 vs 2009		Nine Months Ended September 30,		Variance 2010 vs 2009
	2010	2009	$	%	2010	2009	$	%
Revenues(1)	$23	$26	$(3)	-12%	$69	$71	$(2)	-3%
Expenses	19	20	(1)	-5%	56	59	(3)	-5%
Income before interest expense and income taxes	$4	$6	$(2)	-33%	$13	$12	$1	8%

(1)	Revenues include net sales from development and resort operations, and rental and financing lease income from rental operations.

Total revenues for the three and nine months ended September 30, 2010 decreased by $3 million (12%) and $2 million (3%), respectively, as compared to corresponding prior year periods. The decrease for each of the three and nine months ended September 30, 2010 as compared to the corresponding prior year period was primarily due to a decrease in development sales. For the three months ended September 30, 2010, we sold one residential unit for approximately $0.3 million compared to six residential units for approximately $4 million at an average price of $0.7 million in the corresponding prior year period. For the nine months ended September 30, 2010, we sold ten residential units for approximately $6 million at an average price of $0.6 million as compared to 15 residential units for approximately $10 million at an average price of $0.7 million in the corresponding prior year period.

Total expenses, excluding interest expense, for the three and nine months ended September 30, 2010 decreased by $1 million (5%) and $3 million (5%), respectively, as compared to the corresponding prior year periods. The decreases were primarily due to lower intangible amortization expense, inventory reserves, impairment charges and development cost of sales, offset in part by an increase in development expenses related to maintenance costs associated with the acquisition of the Former Fontainebleau Property (as defined below), as compared to the corresponding prior year periods.

In February 2010, our Real Estate operations acquired from Fontainebleau Las Vegas, LLC, or Fontainebleau, and certain affiliated entities, certain assets associated with property and improvements, or the Former Fontainebleau Property, located in Las Vegas, Nevada for an aggregate purchase price of approximately $148 million. The Former Fontainebleau Property includes (i) an unfinished building situated on approximately 25 acres of land and (ii) inventory. Our Real Estate segment intends to secure the Former Fontainebleau Property until market conditions improve.

Based on current residential sales conditions, we anticipate that property development sales will not achieve the same level of sales activity achieved in fiscal 2009. We may incur additional asset impairment charges if sales price assumptions and unit absorptions are not achieved.

Home Fashion

We conduct our Home Fashion segment through our majority ownership in WestPoint International, Inc., or WPI, a manufacturer and distributor of home fashion consumer products. WPI is engaged in the business of manufacturing, sourcing, designing, marketing and distributing home fashion consumer products. WPI markets a broad range of manufactured and sourced bed, bath, basic bedding and kitchen textile products, including, sheets, pillowcases, comforters, flocked blankets, woven blankets and throws, heated blankets, quilts, bedspreads, duvet covers, bed pillows, mattress pads, bath and beach towels, bath rugs, kitchen towels and kitchen accessories.

Summarized statements of operations from our Home Fashion operations for the three and nine months ended September 30, 2010 and 2009 included in our consolidated statements of operations is as follows (in millions of dollars):

	Three Months Ended September 30,		Variance 2010 vs 2009		Nine Months Ended September 30,		Variance 2010 vs 2009
	2010	2009	$	%	2010	2009	$	%
Net sales	$116	$94	$22	23%	$306	$264	$42	16%
Cost of goods sold	110	86	24	28%	282	242	40	17%
Gross margin	6	8	(2)	-25%	24	22	2	9%
Expenses:
Selling, general and administrative	19	18	1	6%	55	54	1	2%
Restructuring and impairment	6	9	(3)	-33%	12	21	(9)	-43%
	25	27	(2)	-7%	67	75	(8)	-11%
Loss before interest, income taxes and other income, net	$(19)	$(19)	$—	0%	$(43)	$(53)	$10	-19%

Net sales for the three and nine months ended September 30, 2010 increased by $22 million (23%) and $42 million (16%), respectively, as compared to the corresponding prior year periods. Cost of sales for the three and nine months ended September 30, 2010 increased by $24 million (28%) and $40 million (17%), respectively, as compared to the corresponding year periods. Gross margin for the three months ended September 30, 2010 decreased by $2 million (25%) as compared to the corresponding prior year period, but for the nine months ended September 30, 2010 gross margin increased by $2 million (9%) as compared to the corresponding prior year period. Gross margin as a percent of net sales was 5% and 8% for the three and nine months ended September 30, 2010, respectively, and was 9% and 8% for the three and nine months ended September 30, 2009, respectively. The increase in net sales during the three and nine months ended September 30, 2010 as compared to the corresponding prior year periods primarily reflects increased sales volume to WPI’s existing customers. The increase in cost of goods sold reflects higher sales volume and price increases in raw materials in both manufactured and non-manufactured products as well as freight. WPI will continue to realign its manufacturing operations to optimize its cost structure, pursuing offshore sourcing arrangements that employ a combination of owned and operated facilities, joint ventures and third-party supply contracts. In addition, WPI has sought and will continue to seek, recovery of higher raw material and transportation costs from its customers.

SG&A increased by $1 million for each of the three and nine months ended September 30, 2010 when compared to the corresponding prior year periods, primarily due to higher outsourced fulfillment costs related to increase sales volume.

Restructuring and impairment for the three and nine months ended September 30, 2010 decreased by $3 million (33%) and $9 million (43%), respectively, as compared to corresponding prior year periods. In recording impairment charges related to its plants, WPI compared estimated net realizable values of property, plant and equipment to their current carrying values. Restructuring and impairment charges include severance, benefits and related costs, non-cash impairment charges related to plants that have been or will be closed and continuing costs of closed plants and transition expenses.

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

Summarized operating revenues and expenses for the Holding Company for the three and nine months ended September 30, 2010 and 2009 are as follows (in millions of dollars):

	Three Months Ended September 30,		Variance 2010 vs 2009		Nine Months Ended September 30,		Variance 2010 vs 2009
	2010	2009	$	%	2010	2009	$	%
Net (loss) gain from investment activities	$(6)	$4	$(10)	n/m	$(6)	$—	$(6)	n/m
Loss on extinguishment of debt	—	—	—	0%	(40)	—	(40)	n/m
Interest and dividend income	1	3	(2)	-67%	3	6	(3)	-50%
Holding Company revenues	(5)	7	(12)	n/m	(43)	6	(49)	n/m
Holding Company expenses	5	3	2	67%	15	10	5	50%
(Loss) income before interest expense and income taxes	$(10)	$4	$(14)	n/m	$(58)	$(4)	$(54)	n/m

Net loss from investment activities for each of the three and nine months ended September 30, 2010 was $6 million. This compares to a net gain from investment activities of $4 million for the three months ended September 30, 2009. There were no gains or loss from investment activities for the nine months ended September 30, 2009. The changes over the corresponding periods relate to changes in unrealized gains and losses on certain securities due to market conditions.

Loss on extinguishment of debt for the nine months ended September 30, 2010 was $40 million and was related to the extinguishment of the 2012 Notes and 2013 Notes.

Expenses, excluding interest expense, for the three and nine months ended September 30, 2010 increased by $2 million (67%) and $5 million (50%), respectively, as compared to the corresponding prior year periods. The increase was primarily due to higher professional and legal fees.

Interest Expense

Consolidated interest expense for the three and nine months ended September 30, 2010 increased by $13 million (16%) and $47 million (20%), respectively, as compared to the corresponding prior year periods. The increase is primarily attributable to our Holding Company which incurred higher interest expense attributable to the issuance of additional debt from our debt refinancing.

Income Taxes

We recorded an income tax expense of $7 million and income tax benefit of $4 million on pre-tax income of $772 million and $468 million, respectively, for the three months ended September 30, 2010 and 2009. We recorded an income tax expense of $19 million and income tax benefit of $20 million on pre-tax income of $512 million and $1,221 million, respectively, for the nine months ended September 30, 2010 and 2009. Our effective income tax rate was 0.9% and (0.9)% for the three months ended September 30, 2010 and 2009, respectively, and 3.7% and (1.6)% for the nine months ended September 30, 2010 and 2009, respectively. The difference between the effective tax rate and the statutory federal rate of 35% is due principally to income or losses from partnership entities in which taxes are the responsibility of the partners, as well as changes in valuation allowances.

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

On March 23, 2010, the Patient Protection and Affordable Care Act was enacted and on March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010, was enacted. The acts will reduce the tax deduction available to Federal-Mogul to the extent of receipt of Medicare Part D subsidy. Although this legislation does not take effect until 2012, Federal-Mogul is required to recognize the impact in its financial statements in the period in which it is signed. Due to the full valuation allowance recorded against deferred tax assets in the United States, this legislation will not impact Federal-Mogul’s 2010 effective tax rate. We do not believe that the provisions of these laws will have a material effect on our other segments.

Liquidity and Capital Resources

Holding Company

As of September 30, 2010, we had cash and cash equivalents of $684 million and total debt of approximately $2.5 billion. We have made investments in the consolidated Private Funds, including earned incentive allocations and special profits interest allocation from prior periods that were retained in the Private Funds. The total value of these investments was $2.48 billion as of September 30, 2010 for which no special profits interest allocation or incentive allocations are applicable. These investments and related earnings are reflected in the consolidated Private Funds’ net assets and earnings. As discussed elsewhere in this report, on January 15, 2010, pursuant to an offering, we issued an aggregate gross amount of $2.0 billion in senior notes and simultaneously redeemed our 2012 Notes and 2013 Notes, thereby increasing our liquidity by an additional $625 million, after taking into effect the redemption of the 2012 Notes and 2013 Notes and the payment of certain fees and expenses related to the offering. Additionally, on January 15, 2010, in two separate transactions, we acquired controlling interests in (i) ARI by issuing 3,116,537 of our depositary units and (ii) Viskase by issuing 2,915,695 of our depositary units. Additionally, on August 10, 2010, we issued 973,498 additional shares of our depositary units based on a post-closing adjustment formula in connection with the ARI acquisition. As of September 30, 2010 based on covenants in the indenture governing our senior notes, we may incur approximately $1.1 billion in additional indebtedness. See Note 11, “Debt,” to our consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.

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

Borrowings

Debt consists of the following (in millions of dollars):

	September 30, 2010	December 31, 2009
8% senior unsecured notes due 2018 — Icahn Enterprises	$1,142	$—
7.75% senior unsecured notes due 2016 — Icahn Enterprises	845	—
Senior unsecured variable rate convertible notes due 2013 — Icahn Enterprises	556	556
Senior unsecured 7.125% notes due 2013 — Icahn Enterprises	—	963
Senior unsecured 8.125% notes due 2012 — Icahn Enterprises	—	352
Debt Facilities — Automotive	2,737	2,672
Senior unsecured notes — Railcar	275	275
Senior secured notes and revolving credit facility — Food Packaging	215	174
Mortgages payable	111	114
Other	85	80
Total debt	$5,966	$5,186

See Note 11, “Debt,” to our consolidated financial statements for additional information concerning terms, restrictions and covenants of our debt. As of September 30, 2010 and December 31, 2009 we are in compliance with all debt covenants.

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

Off-Balance Sheet Arrangements

We have off-balance sheet risk related to investment activities associated with certain financial instruments, including futures, options, credit default swaps and securities sold, not yet purchased. For additional information regarding these arrangements, refer to Note 7, “Financial Instruments,” to the consolidated financial statements contained in this report.

Consolidated Cash Flows

For the nine months ended September 30, 2010, our consolidated cash and cash equivalents increased $5 million. During the nine months ended September 30, 2010, we had net cash provided by financing activities of $517 million which was mostly offset by net cash used in investing activities of $352 million and net cash used in operating activities of $160 million.

Net cash used in operating activities of $160 million for the nine months ended September 30, 2010 was primarily attributable to:

•	net purchases of securities of approximately $1.7 billion for our Investment Management segment, offset in part by a decrease in cash held at consolidated affiliated partnerships and restricted cash for our Investment Management Segment of approximately $1.5 billion;

•	net income of $493 million, or $220 million before the affect of non-cash items which includes net investment gains of $540 million and non-cash charges for depreciation and amortization of $338 million; and
•	changes in other operating assets and liabilities partially offsetting net income by $148 million.

Net cash used in investing activities of $352 million for the nine months ended September 30, 2010 was primarily attributable to:

•	capital expenditures of $309 million (which includes the purchase of the Former Fontainebleau property for $148 million, of which $115 million was paid in fiscal 2010 and $33 million was paid in fiscal 2009); and
•	the purchase of an additional business by our Automotive segment for $39 million.

Net cash provided by financing activities of $517 million for the nine months ended September 30, 2010 was primarily attributable to:

•	net cash proceeds of $638 million resulting from the issuance of the New Notes and the extinguishment of our 2012 Notes and 2013 Notes as well as other net debt proceeds of $83 million; offset in part by
•	net distributions of $136 million to non-controlling interests of our Investment Management segment; and
•	aggregate quarterly distributions to our unitholders of $63 million.

Discussion of Segment Liquidity and Capital Resources

The following table summarizes key cash flow information for each of our segments for the nine months ended September 30, 2010 (in millions of dollars):

	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Eliminations	Consolidated
Cash flow from operating activities:
Net income	$620	$115	$(19)	$11	$4	$7	$(42)	$(203)	$—	$493
Investment (gains) losses	(546)	—	—	—	—	—	—	6	—	(540)
Net (purchases) proceeds from securities transactions	(1,654)	—	—	—	—	—	—	(221)	250	(1,625)
Other, net	(69)	232	14	14	14	19	12	31	—	267
Changes in operating assets and liabilities	1,510	(92)	(17)	(8)	(3)	(31)	(29)	(85)	—	1,245
Net cash (used in) provided by operating activities	(139)	255	(22)	17	15	(5)	(59)	(472)	250	(160)
Cash flow from investing activities:
Capital expenditures	—	(166)	(5)	(10)	(10)	(1)	(2)	(115)	—	(309)
Net proceeds from (purchases of) investments	—	—	4	—	—	—	—	—	—	4
Other, net	—	(37)	(13)	—	—	—	3	—	—	(47)
Net cash (used in) provided by investing activities	—	(203)	(14)	(10)	(10)	(1)	1	(115)	—	(352)
Cash flow from financing activities:
Distributions to non-controlling interests	(555)	—	—	—	—	—	—	—	—	(555)
Contributions from non-controlling interests	669	—	—	—	—	—	—	—	(250)	419
Partnership contributions	20	—	—	—	—	—	—	6	(20)	6
Partnership distributions	—	—	—	—	—	—	—	(63)	—	(63)
Net (repayments) proceeds from debt	—	(20)	—	41	4	(3)	—	703	(4)	721
Other, net	—	(13)	—	(1)	—	(53)	—	32	24	(11)
Net cash provided by (used in) financing activities	134	(33)	—	40	4	(56)	—	678	(250)	517
Effects of exchange rate changes on cash	—	1	—	(1)	—	—	—	—	—	—
Net (decrease) increase in cash and cash equivalents	$(5)	$20	$(36)	$46	$9	$(62)	$(58)	$91	$—	$5

Investment Management

Effective January 1, 2008, the General Partners became eligible to receive special profits interest allocations which, to the extent that they are earned, will generally be allocated at the end of each fiscal year. In the event that amounts earned from special profits interest allocations are not sufficient to cover the operating expenses of the Investment Management segment in any given year, the Holding Company has and intends to continue to provide funding as needed. The General Partners may also receive incentive allocations which are generally calculated and allocated to the General Partners at the end of each fiscal year, provided that, effective July 1, 2009, certain new options do not provide for incentive allocations at the end of each fiscal year. To the extent that incentive allocations are earned as a result of redemption events during interim periods, they are made to the General Partners in such periods. Additionally, certain incentive allocations earned by the General Partners have historically remained invested in the Private Funds which may also serve as an additional source of cash.

The investment strategy utilized by the Investment Management segment is generally not heavily reliant on leverage. As of September 30, 2010, the ratio of the notional exposure of the Private Funds’ invested capital to net asset value of the Private Funds was approximately 1.16 to 1.00 on the long side and 0.33 to 1.00 on the short side. The notional principal amount of an investment instrument is the reference amount that is used to calculate profit or loss on that instrument. The Private Funds historically have had, which we anticipate to continue, access to significant amounts of cash from prime brokers, subject to customary terms and market conditions.

Investment related cash flows in the consolidated Private Funds are classified within operating activities in our consolidated statements of cash flows. Therefore, there are no cash flows attributable to investing activities presented in our consolidated statements of cash flows.

Cash inflows from and distributions to investors in the Private Funds are classified within financing activities in our consolidated statements of cash flows. These amounts are reported as contributions from and distributions to non-controlling interests. Net cash provided by financing activities was $134 million for the nine months ended September 30, 2010 and was primarily due to $669 million in capital contributions by non-controlling interests, of which $250 million represents our additional investment in the Private Funds, offset in part by capital distributions to non-controlling interests of $555 million during the nine months ended September 30, 2010. Our additional contributions of $250 million in the Private Funds have been eliminated in consolidation.

Automotive

Our Automotive segment had cash and cash equivalents of approximately $1 billion as of September 30, 2010.

Cash flow provided by operating activities was $255 million for the nine months ended September 30, 2010 compared to cash provided by operating activities of $48 million for the corresponding prior year period. The difference in year-over-year performance is largely attributable to increased earnings and movements in working capital, particularly the relative timing of payments to suppliers. Furthermore, although sales volumes have risen significantly, improvements in cash collections have resulted in a far lower increase in accounts receivable than would otherwise have occurred.

On June 25, 2010, the U.S. Government passed a pension funding relief bill in which Federal-Mogul elected to participate. This election will reduce Federal-Mogul’s fiscal 2010 pension contribution by $25 million, $15 million of which was realized in the third quarter of fiscal 2010, with the remaining $10 million to be realized in the fourth quarter of fiscal 2010.

Cash flow used in investing activities was $203 million for the nine months ended September 30, 2010 compared to cash used in investing activities of $137 million in the corresponding prior year period. Capital expenditures were $166 million for the nine months ended September 30, 2010 compared to $146 million in the corresponding prior year period, reflecting a stable capital investment pattern as existing capacity is being utilized to support growth.

In June 2010, Federal-Mogul acquired 100% ownership of the Daros Group, a privately owned supplier of high technology piston rings for large-bore engines used in industrial energy generation and commercial shipping, with operations in China, Germany and Sweden, for $39 million in cash.

Cash flow used in financing activities was $33 million for the nine months ended September 30, 2010 as compared to cash used in financing activities of $34 million in the corresponding prior year period.

The January 8, 2010 bolivar devaluation by the Venezuelan government resulted in Federal-Mogul’s recognition of $20 million in foreign currency exchange expense, $16 million of which reflects the impact on the cash balance.

On December 27, 2007, Federal-Mogul entered into a Term Loan and Revolving Credit Agreement, or the Debt Facilities. The Debt Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. As of September 30, 2010, there was $538 million of borrowing availability under the revolving credit facility.

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

Federal-Mogul maintains investments in 13 non-consolidated affiliates, which are located in China, Germany, Italy, Japan, Korea, Turkey, the United Kingdom and the United States. Federal-Mogul’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investments in these affiliates were $223 million and $238 million at September 30, 2010 and December 31, 2009, respectively. Dividends received from non-consolidated affiliates of Federal-Mogul for the nine months ended September 30, 2010 and 2009 were $27 million and $6 million, respectively.

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

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of September 30, 2010, the total amount of the contingent guarantee, were all triggering events to occur, approximated $60 million. Federal-Mogul believes that this contingent guarantee is less than the estimated current fair value of the guaranteeds’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.

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

Federal-Mogul’s subsidiaries in Brazil, France, Germany, Italy, Japan and Spain are each a party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $219 million and $217 million as of September 30, 2010 and December 31, 2009, respectively. Of those gross amounts, $188 million and $190 million, respectively, qualify as sales. The remaining factored receivables of $31 million and $27 million, respectively, were factored with recourse, pledged as collateral and accounted for as secured borrowings and recorded in our consolidated balance sheets as accounts receivable and the related debt shown separately. Under the terms of these factoring arrangements, Federal-Mogul is not obligated to draw cash immediately upon the factoring of accounts receivable. Federal-Mogul had outstanding factored amounts of $1 million and $4 million for which cash had not yet been drawn as of September 30, 2010 and December 31, 2009, respectively. Proceeds from the factoring of accounts receivable qualifying as sales were $894 million and $845 million for the nine months ended September 30, 2010 and 2009, respectively.

Railcar

As of September 30, 2010, our Railcar segment had cash and cash equivalents of $311 million.

Net cash used in operating activities for the nine months ended September 30, 2010 was $22 million, resulting primarily from a $17 million change in operating assets and liabilities and a net loss of $19 million, of which $14 million represents non-cash items.

Net cash used in investing activities for the nine months ended September 30, 2010 was $14 million and was primarily due to capital contributions and loans to joint ventures of $14 million and capital expenditures of $5 million, offset in part by proceeds from sale of investments of $4 million.

As of September 30, 2010, based on certain financial ratios, certain of its debt covenants, including ARI’s ability to incur additional debt, have become further restricted. ARI was in compliance with all of its covenants under the ARI Notes as of September 30, 2010.

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

ARI’s long-term liquidity is contingent upon future operating performance. ARI may require additional capital in the future to fund significant capital investments, acquisitions or other significant transactions. These capital requirements could be substantial. Certain risks, trends and uncertainties may adversely affect its long-term liquidity.

Food Packaging

As of September 30, 2010, our Food Packaging segment had cash and cash equivalents of $85 million.

Net cash provided by operating activities for the nine months ended September 30, 2010 was $17 million, resulting primarily from net income of $11 million, which includes $14 million of reductions to net income for non-cash items, offset in part by changes in operating assets and liabilities of $8 million.

Net cash used in investing activities was $10 million for the nine months ended September 30, 2010, due to capital expenditures. Capital expenditures for the remainder of fiscal 2010 are expected to total $6 million.

Net cash provided by financing activities was $40 million for the nine months ended September 30, 2010, and was due to proceeds of $40 million from the issuance of additional senior secured notes in May 2010. The net proceeds from the issuance of additional debt will be used for general corporate purposes, including working capital, further plant expansion and possible acquisitions.

Viskase’s management believes that existing resources, including cash and cash equivalents and available credit lines, will be adequate to satisfy current and planned operations for at least the next twelve months. Depending upon its operations, additional financing, if needed, may not be available to Viskase or, if available, may not be on terms favorable to Viskase.

Metals

As of September 30, 2010, our Metals segment had cash and cash equivalents of $22 million.

Net cash provided by operating activities was $15 million for the nine months ended September 30, 2010, resulting from net income of $4 million, which includes $14 million of reductions to net income for non-cash items, offset in part by and $3 million of net change in operating assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2010 was $10 million due to capital expenditures. Capital expenditures for the remainder of fiscal 2010 are expected to total approximately $7 million for maintenance and growth projects at existing facilities.

Net cash flow provided by financing activities for the nine months ended September 30, 2010 was $4 million and was due to a net intercompany loan from Icahn Enterprises, which was eliminated in consolidation.

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

At September 30, 2010, our Real Estate segment had cash and cash equivalents of $75 million.

Net cash used in operating activities for the nine months ended September 30, 2010 was $5 million resulting primarily from changes in operating assets and liabilities of $31 million, offset in part by net income of $7 million, which includes $19 million of reductions to net income for non-cash items.

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

Home Fashion

At September 30, 2010, WPI had $23 million of unrestricted cash and cash equivalents. There were no borrowings under the WestPoint Home revolving credit agreement as of September 30, 2010, but there were outstanding letters of credit of $10 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of $63 million at September 30, 2010. The revolving credit agreement will expire on June 15, 2011. WPI is actively exploring its financing options which might include, but are not limited to, extending existing credit facility, financing or obtaining alternate financing arrangements. No assurances can be given that WPI will be successful in this regard.

For the nine months ended September 30, 2010, our Home Fashion segment had net cash used in operating activities of $59 million resulting from net loss of $42 million, of which $12 million represents non-cash items, and increases in working capital of $29 million. WPI anticipates that its operating losses and restructuring charges will continue to be incurred for the remainder of fiscal 2010.

Capital expenditures by WPI were $2 million for the nine months ended September 30, 2010.

Through a combination of its existing cash on hand and its borrowing availability under the WestPoint Home senior secured revolving credit facility (together, an aggregate of $86 million), WPI believes that it has adequate capital resources and liquidity to meet its anticipated requirements to continue its operational restructuring initiatives and for working capital and capital spending for the foreseeable future. In its analysis with respect to the sufficiency of adequate capital resources and liquidity, WPI has considered that its retail customers may continue to face either negative or flat comparable store sales for home textile products during fiscal 2010. However, depending upon the levels of additional acquisitions and joint venture investment activity, if any, additional financing, if needed, may not be available to WPI or, if available, may not be on terms favorable to WPI. WPI’s estimates of its anticipated liquidity needs may not be accurate and new business opportunities or other unforeseen events could occur, resulting in the need to raise additional funds from outside sources.

Distributions

Depositary Units

On November 1, 2010, the Board of Directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the fourth quarter of fiscal 2010. The distribution will be paid on December 2, 2010, to depositary unitholders of record at the close of business on November 19, 2010. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2010 compared to those reported in our 2009 Form 10-K and our amended and adjusted financial statements for the fiscal years ended December 31, 2009, 2008 and 2007 to reflect our acquisitions of controlling interests in ARI and Viskase on our Current Report on Form 8-K filed with the SEC on June 9, 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our significant market risks are primarily associated with interest rates and security prices. Reference is made to Part II, Item 7A of our 2009 Form 10-K for disclosures relating to interest rates and our equity prices. Except for the following update to the market risk of our Automotive segment and Holding Company, there have been no other material changes to our market risk during the first nine months of fiscal 2010.

Automotive

The translated values of revenue and expense from Federal-Mogul’s international operations are subject to fluctuations due to changes in currency exchange rates. During the nine months ended September 30, 2010, Federal-Mogul derived 40% of its sales in the United States and 60% internationally. Of these international sales, 59% are denominated in the euro, with no other single currency representing more than 7%. To minimize foreign currency risk, Federal-Mogul generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, Federal-Mogul manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Federal-Mogul estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the nine months ended September 30, 2010 would have decreased “Net income attributable to Federal-Mogul” by approximately $21 million.

Holding Company

Interest Rate Risk

The fair values of our long-term debt and other borrowings will fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, relative values of alternative investments, the liquidity of the instrument and other general market conditions. Historically, the Holding Company does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Holding Company has predominately long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. At September 30, 2010, the impact of a 100 basis point increase and decrease in interest rates on fixed rate debt would be a decrease of $97 million and increase of $103 million in the fair market value of our fix rate debt, respectively.

Item 4. Controls and Procedures

As of September 30, 2010, our management, including our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and our subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first nine months of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Icahn Enterprises and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business. For further information regarding our legal proceedings, see our Legal Proceedings set forth in Part I, Item 3 of our 2009 Form 10-K and Note 19, “Commitments and Contingencies,” of our consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. The legal proceedings disclosed in our 2009 Form 10-K did not materially change during the period covered by this report other than the status of litigation affecting WPI relating to the (i) Opinion in our favor issued by the United States Court of Appeals for the Second Circuit and (ii) the amendment of the plaintiff’s complaint in the Delaware case in light of the Second Circuit’s decision; the filing of the complaint by Lions Gate Entertainment Corp.; and Federal-Mogul’s settlement during the third quarter of fiscal 2010 related to an environmental matter as discussed below. See Note 19, “Commitments and Contingencies,” to our consolidated financial statements contained in this report for further discussion.

Federal-Mogul

Federal-Mogul, which constitutes our automotive segment, is subject to a wide range of environmental statutory and regulatory obligations under federal, state and other governmental laws, including but not limited to those addressing air and water pollution, solid and hazardous waste and chemical management. Included in these obligations are the community right to know reporting requirements under the Superfund Amendments and Reauthorization Act of 1986, known as the Emergency Response and Community Right-to-Know Act (“EPCRA”), which, among other obligations, requires yearly filings as to the substances used on the plant premises. Federal-Mogul, in the third quarter of fiscal 2010, settled a matter for $119,000 related to failure to timely file information required under Section 313 of EPCRA for 2009 for one of its facilities.

Item 1A. Risk Factors.

The risk factors, which include risk factors associated with our new Railcar and Food Packaging segments, in our 2009 Form 10-K, did not materially change during the period covered by this report other than the status of litigation affecting WPI relating to (i) Opinion in our favor issued by the United States Court of Appeals for the Second Circuit and (ii) the amendment of the plaintiff’s complaint in the Delaware case in light of the Second Circuit’s decision. See Note 19, “Commitments and Contingencies,” to our consolidated financial statements for further discussion. In addition, we are presenting a new risk factor for fiscal 2010 relating to our business concerning climate change as follows:

We may be exposed to certain regulatory and financial risks related to climate change.

Climate change is receiving ever-increasing worldwide attention. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. Currently, pending legislative and regulatory proposals address greenhouse gas emissions. For example, in June 2009, the U.S. House of Representatives adopted H.R. 2434, the American Clean Energy and Security Act, that would phase in significant reductions in greenhouse gas emissions if enacted into law. The U.S. Senate is currently considering a separate bill. It is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program may be adopted. Similarly, certain other countries in which our Automotive segment operates have adopted the Kyoto Protocol that, among other international initiatives under consideration, could affect the international operations of our Automotive segment. Such initiatives could increase costs associated with Federal-Mogul’s operations, including costs for raw materials and transportation. Because it is uncertain what legislation, if any, will be enacted in the United States and/or internationally, we cannot predict the potential impact of any such legislation on our segments, including our Automotive segment, and on our future consolidated financial condition, results of operations or cash flows.

Item 6. Exhibits.

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

Date: November 5, 2010