Form 10-K
period 2010-12-31
ICAHN ENTERPRISES L.P.
filed 2011-03-08
CIK 813762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

The aggregate market value of depositary units held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of depositary units on the New York Stock Exchange Composite Tape on such date was $235,916,919.

The number of depositary units outstanding as of the close of business on March 4, 2011 was 84,728,419.

ICAHN ENTERPRISES L.P.

i

PART I

Item 1. Business.

Business Overview

Icahn Enterprises L.P., or Icahn Enterprises, is a master limited partnership formed in Delaware on February 17, 1987. As of December 31, 2010, we are a diversified holding company owning subsidiaries engaged in the following continuing operating businesses: Investment Management, Automotive, Gaming, Railcar, Food Packaging, Metals, Real Estate and Home Fashion.

We own a 99% limited partner interest in Icahn Enterprises Holdings L.P., or Icahn Enterprises Holdings. Substantially all of our assets and liabilities are owned through Icahn Enterprises Holdings and substantially all of our operations are conducted through Icahn Enterprises Holdings and its subsidiaries. Icahn Enterprises G.P. Inc., or Icahn Enterprises GP, our sole general partner, owns a 1% general partnership interest in both Icahn Enterprises Holdings and us, representing an aggregate 1.99% general partnership interest in Icahn Enterprises Holdings and us. Icahn Enterprises GP is owned and controlled by Carl C. Icahn. As of December 31, 2010, affiliates of Mr. Icahn owned 78,454,899 of our depositary units, which represented approximately 92.6% of our outstanding depositary units. Refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities,” for further discussion.

As noted above, we conduct our operations through various continuing operating businesses. Segment and geographic information for our continuing operating businesses as of December 31, 2010 and 2009 and for each of the three years ended December 31, 2010 is presented in Note 17, “Segment and Geographic Reporting,” to the consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K.

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

The key elements of our business strategy include the following:

Capitalize on Growth Opportunities in our Existing Businesses.  We believe that we have developed a strong portfolio of businesses with experienced management teams. We may expand our existing businesses if appropriate opportunities are identified, as well as use our established businesses as a platform for additional acquisitions in the same or related areas.

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

Seek to Acquire Undervalued Assets.  We intend to continue to make investments in businesses that we believe are undervalued and have potential for growth. We also seek to capitalize on investment opportunities arising from market inefficiencies, economic or market trends that have not been identified and reflected in market value, or complex or special situations. Certain opportunities may arise from companies that experience disappointing financial results, liquidity or capital needs, lowered credit ratings, revised industry forecasts or legal complications. We may acquire businesses or assets directly or we may establish an ownership position through the purchase of debt or equity securities in the open market or in privately negotiated transactions.

Acquisition of Tropicana Entertainment Inc.

On March 8, 2010, Tropicana Entertainment Inc., or Tropicana, completed the acquisition of certain assets of its predecessor, Tropicana Entertainment, LLC and certain subsidiaries and affiliates thereof (together, referred to as the Predecessors) as well as certain assets of Tropicana Resort and Casino-Atlantic City, or Tropicana AC. Such transactions, referred to as the “Restructuring Transactions,” were effected pursuant to the Joint Plan of Reorganization of Tropicana Entertainment and Certain of Its Debtor Affiliates Under Chapter 11 of the Bankruptcy Code, filed with the United States Bankruptcy Court for the District of Delaware on January 8, 2009, as amended, or the Plan. Prior to the Restructuring Transactions, the Investment Funds (as defined below under “Investment Management”) held positions in certain debt securities and instruments of the Predecessors. As a result of the Restructuring Transactions and pursuant to the Plan, the Investment Funds received a combined amount of 11,880,021 shares of Tropicana common stock.

In addition, in connection with Tropicana’s completion of the Restructuring Transactions, it entered into a credit agreement, dated as of December 29, 2009, or the Exit Facility. The Investment Funds are lenders under the Exit Facility and, in the aggregate, hold over 50% of the loans under the Exit Facility. Furthermore, Icahn Agency Services LLC, our indirect subsidiary, is the administrative agent under the Exit Facility. Pursuant to the terms of the Exit Facility, the lenders, including the Investment Funds, were issued warrants to purchase shares of Tropicana common stock, or the Warrants. On March 9, 2010, the Investment Funds exercised their Warrants in their entirety and received an additional aggregate amount of 784,158 shares of Tropicana common stock.

On November 15, 2010, the Investment Funds acquired an additional 668,000 shares of Tropicana common stock, resulting in the Investment Funds holding, in the aggregate, 13,538,446 shares of Tropicana common stock, or 51.5% of the outstanding shares. As a result, we are required to consolidate Tropicana’s financial results effective November 15, 2010. Prior to this latest share acquisition, the Investment Funds held a 48.9% equity interest in Tropicana.

Investment Management

Background

On August 8, 2007, we acquired the partnership interests consisting of the general partnership interests in Icahn Onshore LP, or the Onshore GP, and Icahn Offshore LP, or the Offshore GP, and together with the Onshore GP, the General Partners, acting as general partners of Icahn Partners LP, or the Onshore Fund, and the Offshore Master Funds (as defined below). The General Partners are managed and controlled by Mr. Icahn. Additionally, we acquired the general partnership interest in Icahn Capital Management LP, or New Icahn Management. The General Partners provide investment advisory and certain administrative and back office services to the Private Funds (as defined below) but do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and qualified investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available. The General Partners may receive special profits interest allocations and incentive allocations from the Private Funds.

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

As more fully described in a letter to our investors in the Private Funds filed with the SEC on Form 8-K on March 7, 2011, we have determined to return all fee-paying capital to our investors. Payments will be funded through cash on hand and borrowings under existing credit lines, not through the sale of securities held by the Private Funds.

Strategy

The investment strategy of the General Partners is set and led by Mr. Icahn. The Private Funds seek to acquire securities in companies that trade at a discount to inherent value as determined by various metrics, including replacement cost, break-up value, cash flow and earnings power and liquidation value.

The General Partners utilize a process-oriented, research-intensive, value-based investment approach. This approach generally involves three critical steps: (i) fundamental credit, valuation and capital structure analysis; (ii) intense legal and tax analysis of fulcrum issues such as litigation and regulation that often affect valuation; and (iii) combined business valuation analysis and legal and tax review to establish a strategy for gaining an attractive risk-adjusted investment position. This approach focuses on exploiting market dislocations or misjudgments that may result from market euphoria, litigation, complex contingent liabilities, corporate malfeasance and weak corporate governance, general economic conditions or market cycles and complex and inappropriate capital structures.

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

Income

In general, the results of our Investment Management segment are primarily driven by assets under management, or AUM, and the performance of the Investment Funds. Income from this segment is principally derived from three sources: (1) special profits interest allocations; (2) incentive allocations; and (3) gains and losses from our interests in the Investment Funds.

Prior to July 1, 2009, incentive allocations were generally 25% of the net profits (both realized and unrealized) generated by the Investment Funds and are subject to a “high water mark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods are recovered). These allocations are calculated and distributed to the General Partners annually other than incentive allocations earned as a result of investor redemption events during interim periods. Beginning July 1, 2009, and through July 1, 2010, all limited partnership agreements and offering memoranda of the Private Funds (collectively referred to as the Fund Documents) were revised to provide Investors (as defined below) with various new options for investments in the Private Funds (each referred to herein as an Option), as discussed further below.

The General Partners and their affiliates may also earn income through their investments in the Investment Funds. In these cases, the income consists of realized and unrealized gains and losses on investment activities along with interest, dividends and other income.

The Investment Fund Limited Partnership Agreements provide that, effective January 1, 2008, the applicable General Partner is eligible to receive a special profits interest allocation at the end of each calendar year from each capital account maintained at the Investment Fund that is attributable to, in the case of the Onshore Fund, each limited partner in the Onshore Fund and, in the case of the Feeder Funds, each investor in the Feeder Funds (excluding certain investors that are affiliates of Mr. Icahn) (each, an Investor). Prior to July 1, 2009, this allocation was generally equal to 0.625% of the balance in each fee-paying capital account as of the beginning of each quarter (for each Investor, the Target Special Profits Interest Amount) except that amounts are allocated to the General Partners in respect of special profits interest allocations only to the extent net increases (i.e., net profits) are allocated to an Investor for the fiscal year. Accordingly, any special profits interest allocations allocated to the General Partners in any year cannot exceed the net profits allocated to such Investor. In the event that sufficient net profits are not generated by an Investment Fund with respect to a capital account to meet the full Target Special Profits Interest Amount for an Investor for a calendar year, a special profits interest allocation will be made to the extent of such net profits, if any, and the shortfall will be carried forward (without interest or a preferred return) and added to the Target Special Profits Interest Amount determined for such Investor for the next calendar year. Appropriate adjustments will be made to the calculation of the special profits interest allocation for new subscriptions and withdrawals by Investors. In the event that an Investor redeems in full from a Feeder Fund or the Onshore Fund before the full targeted Target Special Profits Interest Amount determined for such Investor has been allocated to the General Partner in the form of a special profits interest allocation, the Target Special Profits Interest Amount that has not yet been allocated to the General Partner will be eliminated and the General Partner will not receive it.

As noted above, beginning July 1, 2009, and through July 1, 2010, the Fund Documents were revised primarily to provide Investors with various new options for investments in the Private Funds. Each Option has certain eligibility criteria for Investors and existing investors were permitted to roll over their investments made in the Private Funds prior to the applicable Fund Documents being updated (“Pre-Election Investments”) into one or more of the new Options. For fee-paying investments, the special profits interest allocations range from 1.5% to 2.25% per annum and the incentive allocations range from 15% (in some cases subject to a preferred return) to 22% per annum. The new Options also have different withdrawal terms, with certain Options being permitted to withdraw capital every six months (subject to certain limitations on aggregate withdrawals) and other Options being subject to three-year rolling lock-up periods, provided that early withdrawals are permitted at certain times with the payment to the Private Funds of a fee. For those Options with rolling lock-ups, the General Partners will not be entitled to receive an incentive allocation for a period of two years or longer.

The economic and withdrawal terms of the Pre-Election Investments remain the same, which include, for most fee-paying Investors, a special profits interest allocation of 2.5% per annum, an incentive allocation of 25% per annum and a three-year lock-up period (or sooner, subject to the payment of an early withdrawal fee). Certain of the Options preserve each Investor’s existing high watermark with respect to its rolled over Pre-Election Investments and one of the Options established a hypothetical high watermark for new capital invested before December 31, 2010 by persons that had Pre-Election Investments. If an Investor does not roll over a Pre-Election Investment into another Option when it is first eligible to do so without the payment of a withdrawal fee, the Private Funds will require such Investor to withdraw such Pre-Election Investment.

The Investment Management segment waives the special profits interest allocation and incentive allocations for Mr. Icahn’s direct and indirect holdings and, in its sole discretion, may modify or may elect to reduce or waive such fees with respect to any shareholder that is an affiliate, employee or relative of Mr. Icahn or his affiliates, or for any other investor.

Lock-up

Investors that invested in the Private Funds prior to July 1, 2009, in general, were initially subject to a one-year absolute lock-up with the ability to redeem in the second and third years subject to an early redemption fee of 8% and 4%, respectively, payable to the applicable Private Fund. On July 1, 2009, pursuant to the Fund Documents, certain of the Private Funds introduced four new share classes for new and existing Investors (such new classes being referred to as Option 1, Option 2, Option 3 or Option 4). Option 1 Investors in the Private Funds are subject to a rolling three-year lock-up period, the first year of which is absolute, with the ability to redeem in the second and third years subject to an early redemption fee of 8% and 4%, respectively, payable to the applicable Private Fund. Option 2 Investors in the Private Funds are subject to a rolling three-year lock-up period, the first two years of this lock-up period are absolute, with the ability to redeem in the third year with an early redemption fee of 4%, payable to the applicable Private Fund. Option 3 and Option 4 Investors in the Private Funds are not subject to any lock-up but the amount of each semi-annual redemption made by each Option 3 Investor and Option 4 Investor may be limited on each redemption date based on the aggregate redemptions for the applicable Private Funds on such date. All Investors may redeem on June 30 and December 31 of each fiscal year provided that they have given 90 days prior written notice and are not subject to a lock-up period. All redemptions are subject to certain additional restrictions. In addition to the aforementioned Options, certain Investors with reduced fees are subject to a three-year absolute lock-up.

Affiliate Investments

We, along with the Private Funds, have entered into a covered affiliate agreement pursuant to which we (and certain of our subsidiaries) agreed, in general, to be bound by certain restrictions on our investments in any assets that the General Partners deem suitable for the Private Funds, other than government and agency bonds, cash equivalents and investments in non-public companies. We and our subsidiaries will not be restricted from making investments in the securities of certain companies in which Mr. Icahn or companies he controlled had an interest as of the date of the initial launch of the Private Funds, and companies in which we had an interest on August 8, 2007, the date of our acquisition of the partnership interests, comprising the Investment Management business. We and our subsidiaries, either alone or acting together with a group, will not be restricted from (i) acquiring all or any portion of the assets of any public company in connection with a negotiated transaction or series of related negotiated transactions or (ii) engaging in a negotiated merger transaction with a public company and, pursuant thereto, conducting and completing a tender offer for securities of the company. In addition, Mr. Icahn and his affiliates (other than Icahn Enterprises, Icahn Enterprises Holdings and their subsidiaries) continue to have the right to co-invest with the Private Funds. We have no interest in, nor do we generate any income from, any such co-investments, which have been and may continue to be substantial. The terms of the covered affiliate agreement may be amended, modified or waived with our consent and the consent of each of the Private Funds, provided, however, that a majority of the members of an investor committee maintained for certain of the Private Funds may (with our consent) amend, modify or waive any provision of the covered affiliate agreement with respect to any particular transaction or series of related transactions.

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

Employees

Our Investment Management business is supported by an experienced team of 26 professionals as of December 31, 2010, including an investment, legal and operations group. In many cases, team members have worked together successfully and have provided business, investing and legal services for a number of years with respect to the Private Funds’ operations.

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

On December 2, 2008, we acquired an additional interest in Federal-Mogul from Thornwood, which represented the remaining shares of Federal-Mogul common stock owned by Thornwood. As a result of this transaction, we beneficially own 75,241,924 shares of Federal-Mogul common stock, or 76.1% of the total issued and outstanding common stock of Federal-Mogul as of December 31, 2010.

Federal-Mogul is a leading global supplier of powertrain and safety technologies, serving the world’s foremost original equipment manufacturers, or OEMs, of automotive, light, medium and heavy-duty commercial vehicles, off-road, agricultural, marine, rail, aerospace, power generation and industrial equipment, as well as the worldwide aftermarket. Federal-Mogul’s leading technology and innovation, lean manufacturing expertise, as well as marketing and distribution deliver world-class products, brands and services with quality excellence at a competitive cost. Federal-Mogul is focused on a sustainable global profitable growth strategy, creating value and satisfaction for its customers, shareholders and employees. Federal-Mogul has established a global presence and conducts its operations through various manufacturing, distribution and technical facilities that are wholly or partially owned through subsidiaries and joint ventures. Federal-Mogul’s business is organized into four product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket. Federal-Mogul offers its customers a diverse array of market-leading products for OEM and servicers, or OE, and replacement parts, or aftermarket, applications including pistons, piston rings, piston pins, cylinder liners, valve seats and guides, ignition products, dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, engine bearings, industrial bearings, bushings and washers, transmission components, brake disc pads, brake linings, brake blocks, element resistant systems protection sleeving products, acoustic shielding, flexible heat shields, brake system components, chassis products, wipers, fuel pumps and lighting.

Federal-Mogul has operations in 34 countries and, accordingly, all of Federal-Mogul’s product groups derive sales from both domestic and international markets. The attendant risks of Federal-Mogul’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

Federal-Mogul derives significant sales from both the OE market and the aftermarket. Federal-Mogul seeks to participate in both of these markets by leveraging its OE product engineering and development capability, manufacturing excellence, and expertise to manage a broad and deep range of replacement parts to service the aftermarket. Federal-Mogul is the OE technology market share leader in several product categories. Federal-Mogul believes that it is uniquely positioned to offer premium brands, OE replacement and entry level products for all Global Aftermarket customers. Therefore, Federal-Mogul can be first to the aftermarket with new products, service expertise and customer support. As of December 31, 2010, Federal-Mogul had current OE products included on more than 300 global vehicle platforms and more than 700 global powertrains used in light, medium and heavy-duty vehicles. This broad range of vehicle and powertrain applications reinforces Federal-Mogul’s belief in its unique market position.

Federal-Mogul is a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and files annual, quarterly and current reports and proxy and information statements. Each of these reports is separately filed with the Securities and Exchange Commission, or the SEC, and is publicly available.

Strategy

Federal-Mogul’s strategy is to develop and deliver leading technology and innovation which results in market share expansion in the OE market and aftermarket. Federal-Mogul assesses individual opportunities to execute its strategy based upon estimated sales and margin growth, cost reduction potential, internal investment returns and other criteria, and makes investment decisions on a case-by-case basis. Opportunities meeting or exceeding benchmark return criteria may be undertaken through research and development activities, acquisitions, joint ventures and other strategic alliances, or restructuring activities.

Research and Development

Federal-Mogul’s research and development activities are conducted at its research and development locations. Within the United States, these centers are located in Skokie, Illinois; Ann Arbor, Michigan; Plymouth, Michigan; and Exton, Pennsylvania. Internationally, Federal-Mogul’s research and development centers are located in Burscheid, Germany; Nuremberg, Germany; Wiesbaden, Germany; Bad Camberg, Germany; Chapel, United Kingdom; Crepy, France; Shanghai, China; Bangalore, India; and Yokohama, Japan.

Each of Federal-Mogul’s business units is engaged in engineering, research and development efforts working closely with customers to develop custom solutions to meet their needs. Total expenditures for research and development activities, including product engineering and validation costs, were $156 million, $140 million and $142 million for the fiscal years ended December 31, 2010 and 2009 and for the period March 1, 2008 through December 31, 2008, respectively.

Restructuring Activities

Federal-Mogul, as part of its sustainable global profitable growth strategy, has undertaken various restructuring activities to streamline its operations, consolidate and take advantage of available capacity and resources, and ultimately achieve cost reductions. These restructuring activities include efforts to integrate and rationalize businesses and to relocate manufacturing operations to best cost countries. Such activities have resulted in the redeployment of human and capital resources to Federal-Mogul’s core businesses.

Federal-Mogul’s restructuring activities are further discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 4, “Operating Units,” to the consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K.

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

Industry

The automotive market; light, medium and heavy-duty vehicle and commercial vehicle market; and energy, industrial and transport market sectors are comprised of two primary markets: the OE market, in which Federal-Mogul’s products are used in the manufacture of new products and for manufacturer service replacement parts; and the aftermarket, in which Federal-Mogul’s products are used as replacement parts for current production and previous models through the independent aftermarket or other service distribution channels.

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

Customers

Federal-Mogul supplies OEs with a wide variety of technologically innovative parts, substantially all of which are manufactured by Federal-Mogul. Federal-Mogul’s OE customers consist of automotive and heavy-duty vehicle manufacturers as well as agricultural, off-highway, marine, railroad, aerospace, high performance and industrial application manufacturers. Federal-Mogul has well-established relationships with substantially all major American, European and Asian automotive OEs.

Federal-Mogul’s aftermarket customers include independent warehouse distributors who redistribute products to local parts suppliers, distributors of heavy-duty vehicular parts, engine rebuilders, retail parts stores and mass merchants. The breadth of Federal-Mogul’s product lines, the strength of its leading brand names, marketing expertise, sizable sales force, and its distribution and logistics capability are central to the success of Federal-Mogul’s Global Aftermarket operations.

No individual customer accounted for more than 5% of segment net sales during the fiscal year ended December 31, 2010, or fiscal 2010.

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

Raw Materials and Suppliers

Federal-Mogul purchases various raw materials and component parts for use in its manufacturing processes, including ferrous and non-ferrous metals, non-metallic raw materials, stampings, castings and forgings. Federal-Mogul also purchases parts manufactured by other manufacturers for sale in the aftermarket. Federal-Mogul has not experienced any significant shortages of raw materials, components or finished parts and normally does not carry inventories of raw materials or finished parts in excess of those reasonably required to meet its production and shipping schedules. In fiscal 2010, no outside supplier of Federal-Mogul provided products that accounted for more than 2% of Federal-Mogul’s annual purchases.

Federal-Mogul achieved material and services cost savings during fiscal 2010. Federal-Mogul achieved this impact through negotiated price reductions, resourcing activities, technical projects, contractual price escalators and market fluctuations. Through its global purchasing function, Federal-Mogul continues to work with its suppliers to reduce its global material costs.

Seasonality

Federal-Mogul’s business is moderately seasonal because many North American customers typically close assembly plants for two weeks in July for model year changeovers, and for an additional week during the December holiday season. Customers in Europe historically shut down vehicle production during portions of July and August and one week in December. Shut-down periods in the rest of the world generally vary by country. The aftermarket experiences seasonal fluctuations in sales due to demands caused by weather and driving patterns. Historically, Federal-Mogul’s sales and operating profits have been the strongest in its second quarter.

Employees

Federal-Mogul had approximately 42,700 employees as of December 31, 2010.

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

Impact of Environmental Regulations

Federal-Mogul’s operations, consistent with those of the manufacturing sector in general, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environmental control activities did not have a material impact on Federal-Mogul’s financial position or cash flows in fiscal 2010 and are not expected to have a material impact on Federal-Mogul’s financial position or cash flows in the fiscal year ending December 31, 2011, or fiscal 2011.

Intellectual Property

Federal-Mogul holds in excess of 4,500 patents and patent applications on a worldwide basis, of which 997 have been filed in the United States. Of the approximately 4,500 patents and patent applications, approximately 30% are in production use and/or are licensed to third parties, and the remaining 70% are being considered for future production use or provide a strategic technological benefit to Federal-Mogul.

Federal-Mogul does not materially rely on any single patent, nor will the expiration of any single patent materially affect Federal-Mogul’s business. Federal-Mogul’s current patents expire over various periods through and including the fiscal year ending December 31, 2033. Federal-Mogul is actively introducing and patenting new technology to replace formerly patented technology before the expiration of the existing patents. In the aggregate, Federal-Mogul’s worldwide patent portfolio is materially important to its business because it enables Federal-Mogul to achieve technological differentiation from its competitors.

Federal-Mogul also maintains more than 6,000 active trademark registrations and applications worldwide. In excess of 90% of these trademark registrations and applications are in commercial use by Federal-Mogul or are licensed to third parties.

Gaming

Background

On November 15, 2010, the Investment Funds acquired a controlling interest in Tropicana. Effective with such acquisition, we are required to consolidate the results of Tropicana. The consolidated results of Tropicana are reported as a separate segment of our business with the fair value of the Investment Funds’ interest in Tropicana eliminated in consolidation.

Tropicana is an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. Tropicana primarily caters to local and regional guests to provide a fun and exciting gaming environment with high-quality and high-value lodging, dining, retail and entertainment amenities. Tropicana’s properties offer a broad array of gaming options specifically tailored for its patrons in each market. Tropicana’s U.S. properties include the following casinos:

•	Laughlin, Nevada — Tropicana Express Hotel and Casino and River Palms Hotel and Casino;
•	South Lake Tahoe, Nevada — Montbleu Casino Resort & Spa;
•	Atlantic City, New Jersey — Tropicana AC;
•	Evansville, Indiana — Casino Aztar Evansville;
•	Baton Rouge, Louisiana — Belle of Baton Rouge;
•	Greenville, Mississippi — Bayou Caddy’s Jubilee Casino and Lighthouse Point Casino; and
•	Vicksburg, Mississippi — Horizon Vicksburg Casino

Tropicana is a reporting company under the Exchange Act and files annual, quarterly and current reports and proxy and information statements. Each of these reports is separately filed with the SEC and is publicly available.

Competition

Tropicana owns land-based and riverboat casino facilities in a number of U.S. casino entertainment jurisdictions. Tropicana competes with numerous casinos and casino hotels of varying quality and size in the market areas where its properties are located and with other forms of legalized gaming in the United States, including state-sponsored lotteries, racetracks, jai alai, off-track wagering, video lottery and video poker terminals and card parlors. Tropicana also competes with other non-gaming resorts and vacation areas, and with various other entertainment businesses. The casino entertainment business is characterized by competitors that vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity.

In most markets, Tropicana competes directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, Tropicana faces competition from nearby markets in addition to direct competition within its market areas.

With new markets opening for development and decreased spending on leisure activities, in addition to overall economic conditions, competition in existing markets has intensified. Many casino operators have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of Tropicana’s competitors has increased competition in many markets in which it competes, and this intense competition is expected to continue. Tropicana, on the other hand, has been largely unable to invest in the upkeep and expansion of its properties due to limitations on capital expenditures resulting from cases that remain open in the bankruptcy proceedings, or Chapter 11 Cases.

Tropicana’s operating results can be adversely affected by costs associated with advertising and promotions and complimentary services to patrons, the amount and timing of which may be affected by the policies of its properties’ competitors and their efforts to keep pace with them. Going forward, if Tropicana’s operating revenues are insufficient to allow it to match the promotions of competitors, the number of its casino patrons may decline, which may have a material adverse effect on its financial performance. In addition, some of Tropicana’s competitors have significantly greater financial resources than it has, and as a result Tropicana may not be able to successfully compete with them in the future.

Trademarks

Tropicana uses a variety of trade names, service marks and trademarks and has all the rights and licenses necessary to conduct its continuing operations. Tropicana has registered several service marks and trademarks with the U.S. Patent and Trademark Office or otherwise acquired the licenses to use those that are material to the conduct of its business. Tropicana owns the following registered trademarks or service marks: Horizon, MontBleu, River Palms, Aztar, Casino Aztar, Trop, Tropicana, Trop Park and the Quarter. Tropicana believes there are no other trademarks or service marks presently at use in its business that are material to its operations. See Item 3, Legal Proceedings, for further discussion.

Seasonality

Tropicana’s cash flows from operating activities are seasonal in nature. Operating results are traditionally the strongest in the third quarter and traditionally the weakest during the fourth quarter. Any excess cash flows achieved from operations during the peak seasons are used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar.

Governmental Regulation

The ownership and operation of Tropicana’s gaming facilities are subject to pervasive regulation under the laws and regulations of each of the states in which it operates. Gaming laws generally are based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local revenues derived through taxes and licensing fees imposed on the gaming industry participants as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish procedures to ensure that participants in the gaming industry meet certain standards of character and fitness.

Typically, a state regulatory environment is established by statute and is administered by a regulatory agency with broad discretion to regulate, among other things, the affairs of owners, managers and persons with financial interests in gaming operations.

Licensing

Gaming laws require Tropicana and certain of its subsidiaries, as well as its directors, officers (with respect to corporations), managers (with respect to limited liability companies), and certain other key employees and, in some cases, certain of its shareholders (with respect to corporations), members (with respect to limited liability companies), and holders of debt securities, to obtain licenses, findings of suitability or other approvals from gaming authorities. Licenses or findings of suitability typically require a determination that the applicant is suitable or otherwise qualifies to hold the license or the finding of suitability necessary to hold equity, debt securities or position with the gaming licensee or its affiliated entities. Where not mandated by statute, rule or regulation, gaming authorities generally have broad discretion in determining who must come forward for suitability and whether an applicant qualifies for licensing or should be deemed suitable or otherwise qualified.

Other Regulations

Tropicana is subject to various federal, state and local laws and regulations. These laws and regulations include, but are not limited to, reporting and record-keeping requirements, review and approval of gaming authorities of certain transactions, restrictions and conditions concerning alcoholic beverages, environmental matters, currency transactions, employees, taxation, zoning and building codes, marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect Tropicana’s business.

Employees

As of December 31, 2010, Tropicana had approximately 7,200 employees and had collective bargaining agreements with several unions covering approximately 2,500 of those employees, substantially all of whom are employed at Tropicana AC and Belle of Baton Rouge. In addition, a collective bargaining agreement was ratified in January 2011 with a union on behalf of approximately 190 casino dealers at Casino Aztar Evansville.

Railcar

Background

On January 15, 2010, we acquired a 54.3% controlling interest in American Railcar Industries, Inc., or ARI, from affiliates of Mr. Icahn. The acquisition of ARI has been treated as an acquisition of an entity under common control that requires us to consolidate the financial results of ARI on an as-if-pooling basis.

Business

ARI is a leading North American designer and manufacturer of hopper and tank railcars. ARI also leases, repairs and refurbishes railcars, provides fleet management services and designs and manufactures certain railcar and industrial components. ARI provides its railcar customers with integrated solutions through a comprehensive set of high-quality products and related services.

ARI operates in two business groups: manufacturing operations and railcar services. Manufacturing operations consist of railcar manufacturing, railcar leasing and railcar and industrial component manufacturing. Railcar services consists of railcar repair, refurbishment and fleet management services.

ARI is a reporting company under the Exchange Act and files annual, quarterly and current reports and proxy and information statements. Each of these reports is separately filed with the SEC and is publicly available.

Customers

ARI’s primary customers include companies that purchase railcars for lease by third parties, or leasing companies, industrial companies and those that use railcars for freight transport, or shippers, and Class I railroads. In servicing this customer base, ARI believes its integrated railcar repair, refurbishment and fleet management services and its railcar components manufacturing business help it further penetrate the general railcar manufacturing market. In addition, ARI now offers its customers the opportunity to lease railcars. These products and services provide ARI with cross-selling opportunities and insights into its customers’ railcar needs that they use to improve its products and services and enhance its reputation.

Products and Services

ARI designs, manufactures and leases special, customized and general purpose railcars and a wide range of components primarily for the North American railcar and industrial markets. ARI also supports the railcar industry through a variety of integrated railcar services, including repair, maintenance, consulting, engineering and fleet management services.

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

Competition

The railcar manufacturing industry has historically been extremely competitive and has become even more so due to the current economic environment driven by increased pricing pressures from customers. ARI competes primarily with Trinity Industries, Inc., or Trinity, The Greebrier Companies, Inc., or Greenbrier, and National Steel Car Limited in the hopper railcar market and with Trinity, Greenbrier and Union Tank Car Company in the tank railcar market. Competitors have and may continue to expand their capabilities into ARI’s focused railcar markets.

Employees

As of December 31, 2010, ARI had 1,598 full-time employees in various locations throughout the United States and Canada, of which approximately 18.0% were covered by domestic collective bargaining agreements at two of ARI’s repair facilities and at its Texas steel foundry. Two of these collective bargaining agreements covering approximately 6.7% of ARI’s full-time employees expired during fiscal 2010 and new collective bargaining agreements were successfully negotiated. A collective bargaining agreement covering approximately 11.3% of ARI’s full-time employees will expire in April 2011.

Food Packaging

Background

On January 15, 2010, we acquired a 71.4% controlling interest in Viskase Companies, Inc., or Viskase, from affiliates of Mr. Icahn. The acquisition of Viskase has been treated as an acquisition of an entity under common control that requires us to consolidate the financial results of Viskase on an as-if-pooling basis.

Business

Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase operates seven manufacturing facilities and nine distribution centers throughout North America, Europe and South America. Viskase provides value-added support services relating to these products for some of the world’s largest global consumer products companies. Viskase believes it is one of the two largest worldwide producers of non-edible cellulosic casings for processed meats and one of the three largest manufacturers of non-edible fibrous casings.

Business Strategy

Viskase’s business strategy is to continue to improve operational efficiencies, product quality and throughput by upgrading existing production facilities and adding resources in high growth markets through new capital investments. Viskase has been successful in implementing production cost savings initiatives and will continue to pursue similar opportunities that enhance its profitability and competitive positioning as a leader in the casing market. Opportunities to reduce extrusion, shirring and printing waste are also feasible at several of Viskase’s facilities through upgraded equipment and an ongoing effort to redefine product mix.

International

Viskase has five manufacturing or finishing facilities located outside the continental United States: Monterrey, Mexico; Beauvais, France; Thâon-les-Vosges, France; Caronno, Italy; and Guarulhos, Brazil. Viskase continues to explore opportunities to expand in emerging markets. Net sales from customers located outside the United States represented approximately 69% of its total net sales in fiscal 2010. Viskase’s operations in France are responsible for distributing products, directly or through distributors, in Europe, Africa, the Middle East and parts of Asia. While overall consumption of processed meat products in North America and Western Europe is stable, there is a potential for market growth in Eastern Europe, South America and the Asia Pacific region.

Employees

As of December 31, 2010, Viskase employed 1,731 persons worldwide, including approximately 870 employees covered under union agreements.

Metals

Background

We conduct our Metals segment through PSC Metals Inc., or PSC Metals, our indirectly wholly owned subsidiary. On November 5, 2007, we acquired, through a wholly owned subsidiary, all of the issued and outstanding capital stock of PSC Metals for $335 million in cash from Philip Services Corporation, which is controlled by Mr. Icahn. PSC Metals is principally engaged in the business of collecting, processing and selling ferrous and non-ferrous metals.

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

The distressed global economic conditions that began in the second half of fiscal 2008 continued to challenge the steel market in fiscal 2010. Although steel mill operating rates improved in fiscal 2010 compared to fiscal 2009, demand for scrap continued to be relatively weak and volatile. We cannot predict whether, or how long, current market conditions will continue to persist. PSC Metals believes its cost structure is in line with the current market environment.

The Ferrous Scrap Metal Business

PSC Metals purchases processed and unprocessed ferrous scrap metal from various sources, including individuals and traditional scrap yards as well as industrial manufacturers who recycle the scrap from their metal-forming processes and steel mills who look to PSC Metals to remarket secondary product they would otherwise scrap. PSC Metals sets the price paid to its suppliers based on market factors such as the demand and price for processed material and on the underlying metal content of the scrap material being purchased. Changes in scrap prices could cause the collection rates of scrap to increase (when prices are higher) or decrease (when prices are lower). The variation in prices and collection rates can have a significant effect on sales volumes through PSC Metals’ scrap yards. Scrap material is processed in PSC Metals’ recycling yards where it is shredded, cut, broken, sheared, sorted and classified for use as raw material in the steel-making process. PSC Metals then sells processed ferrous scrap to end-users such as steel producing mini-mills and integrated steel makers and foundries, as well as brokers who aggregate materials for other large users. Additionally, a significant amount of valuable, non-ferrous metal is also recovered as a by-product of the shredding process, which is sold separately as discussed below.

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

Strategy

PSC Metals is focused on growing its core scrap business; improving operating efficiencies through better use of its assets; lowering its cost structure; and continuing to expand its non-ferrous business through both acquisition and organic growth. PSC Metals seeks to acquire companies that will enable it to increase and maintain a consistent supply of scrap; improve operating density and capture efficiencies associated with an appropriate level of vertical integration.

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

Customers

PSC Metals had five customers in fiscal 2010 that represented approximately 45% of its net sales, two of which individually accounted for 13% and 12%, respectively, of our Metals segment’s net sales. No other customer accounted for more than 10% of our Metals segment’s net sales in fiscal 2010.

Employees

As of December 31, 2010, PSC Metals employed 938 persons, including 137 employees covered by collective bargaining agreements.

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

Seasonality

Resort operations are highly seasonal with peak activity in Cape Cod from June to September and in Florida from November to March. Sales activity for our real estate developments in Cape Cod and New York typically peak in late winter and early spring, while in Florida our peak selling season is during the winter months.

Employees

Our Real Estate segment had 245 employees as of December 31, 2010, which fluctuates due to the seasonal nature of certain of our businesses. No employees are covered by collective bargaining agreements.

Home Fashion

Background

We conduct our Home Fashion operations through our majority ownership interest in WestPoint International Inc., or WPI, a manufacturer and distributor of home fashion consumer products based in New York, New York. On August 8, 2005, WPI and its subsidiaries completed the purchase of substantially all the assets of WestPoint Stevens Inc., or WPS, and certain of its subsidiaries pursuant to an asset purchase agreement, or the Purchase Agreement, approved by The United States Bankruptcy Court for the Southern District of New York in connection with Chapter 11 proceedings of WPS. WPS was a premier manufacturer and marketer of bed and bath home fashions supplying leading U.S. retailers and institutional customers. Before the asset purchase transaction, WPI did not have any operations.

On August 8, 2005, we acquired 13.2 million, or 67.7%, of the 19.5 million outstanding common shares of WPI. Pursuant to the asset purchase agreement between WPI and WPS, rights to subscribe for an additional 10.5 million shares of common stock at a price of $8.772 per share were allocated among former creditors of WPS. Depending upon the extent to which the other holders exercise certain subscription rights, we may acquire additional shares and may beneficially own between 13.2 million and 23.7 million shares of WPI common stock representing between 50.5% and 79.0%, respectively, of the 30.0 million common shares that would then be outstanding.

On December 20, 2006, we acquired: (a) 1,000,000 shares of Series A-1 Preferred Stock of WPI for a purchase price of $100 per share, for an aggregate purchase price of $100.0 million and (b) 1,000,000 shares of Series A-2 Preferred Stock of WPI for a purchase price of $100 per share, for an aggregate purchase price of $100.0 million. Each of the Series A-1 and Series A-2 Preferred Stock has a 4.5% annual dividend, which is payable quarterly. For the first two years after issuance, the dividends are to be paid in the form of additional preferred stock. Thereafter, the dividends are to be paid in cash or in additional preferred stock at the option of WPI. Each of the Series A-1 and Series A-2 Preferred Stock is convertible into common shares of WPI at a rate of $10.50 per share, subject to certain anti-dilution provisions; provided, however, that under certain circumstances, $92.1 million of the Series A-2 Preferred Stock may be converted at a rate of $8.772 per share.

WPI intends to make a subscription rights offering pursuant to the Purchase Agreement between WPI and WPS. Under our agreement with WPI, we agreed to purchase, at the exercise price of $8.772 per share, a number of shares of WPI’s common stock equal to the number of shares with respect to which subscription rights are not exercised by other shareholders. Under this agreement between WPI and us, we have the right to surrender shares of WPI series A-2 preferred stock, valued at their purchase price plus accrued and unpaid dividends thereon, in lieu of paying cash to purchase these shares of WPI common stock. To the extent that we are required to purchase WPI shares equal to the number of shares with respect to which subscription rights are not exercised, we currently intend to surrender shares of WPI series A-2 preferred stock in lieu of paying cash to purchase the common stock shares.

WPI has its own board of directors and audit committee. We are the only holders of WPI’s preferred stock and, in accordance with its terms, we have the right to elect six of the ten directors of the WPI board of directors. None of the independent directors of the board of directors of Icahn Enterprises GP serves on the WPI board of directors.

We consolidated WPI for the period from the date of acquisition on August 8, 2005 through December 31, 2010.

Business

WPI’s business consists of manufacturing, sourcing, marketing, distributing and selling home fashion consumer products. WPI differentiates itself in the home fashion textile industry based on its nearly 200-year reputation for providing its customers with: (1) a full assortment of home fashion products; (2) good customer service; (3) a superior value proposition; and (4) branded and private label products with strong consumer recognition. WPI markets a broad range of manufactured and sourced bed, bath, basic bedding and kitchen textile products, including sheets, pillowcases, bedspreads, quilts, comforters and duvet covers, featherbeds, bath and beach towels, bath accessories, bath rugs, bed skirts, bed pillows, flocked blankets, woven blankets and throws, heated blankets, mattress pads, kitchen towels and kitchen accessories. WPI continues to serve substantially all the former customers of WPS, as well as new customers using assets acquired from WPS, and subsequent acquisition and joint venture assets, and through sourcing activities.

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

Beginning in the third quarter of fiscal 2010, a global shortage of cotton and cotton yarn has forced WPI to pay significantly more for those materials. The shortages have resulted from weather problems in both Pakistan and China, which have decreased cotton production and have caused these countries, as well as other countries in the region, to decrease exports to protect domestic supplies. Furthermore, the shortages have resulted in the unwillingness of many producers to enter into long-term supply agreements, which has resulted in increased price volatility. These shortages have also resulted in increased prices for other raw materials, including polyester and nylon. The increases in production costs in recent periods have negatively affected WPI’s operating margins. WPI has not been able to pass all these cost increases to its customers through increased prices and, as a result, the margins on WPI’s products have decreased. To the extent WPI increases the prices of its products to take into account WPI’s increased costs, WPI’s sales may be negatively affected. The shortages may also impact the availability of raw materials, thereby adversely impacting the timing and volume of WPI’s sales. WPI expects the shortages to continue into fiscal 2011 and cannot determine when conditions will improve.

WPI has transitioned the majority of its manufacturing to low-cost countries and continues to maintain its corporate offices and certain distribution operations in the United States.

Strategy

Beginning with its purchase of the assets of WestPoint Stevens in 2005, WPI has been focused on restructuring its business by reducing costs and improving profitability. WPI’s restructuring process has taken several years and remains on-going. These actions have included moving manufacturing operations overseas, reducing labor costs, attempting to source goods at lower prices and addressing unfavorable licensing arrangements.

WPI believes its facility in Bahrain allows it to benefit from competitive labor rates, attractive incentives, low energy costs and a favorable tax treaty. WPI currently has two U.S. manufacturing plants, one of which is being closed, and WPI regularly reviews the possibility of implementing additional cost saving measures. WPI also continues to focus on product innovation as a means to create and sustain a competitive advantage. Examples of recent product innovation include fade resistant and dry fast technology used in towels.

Brands, Trademarks and Licenses

WPI markets its products under trademarks, brand names and private labels, which it uses as merchandising tools to assist its customers in coordinating their product offerings and differentiating their products from those of their competitors.

WPI manufactures and sells its own branded line of home fashion products consisting of merchandise bearing registered trademarks that include WestPoint Home, Atelier Martex, Grand Patrician, Martex, Patrician, Lady Pepperell, Luxor, Utica and Vellux.

In addition, some of WPI’s home fashion products are manufactured and sold pursuant to licensing agreements under designer and brand names that include, among others, Lauren Ralph Lauren, IZOD, and Little MissMatched. Moreover, WPI recently entered into license agreements for brand names such as Caribbean Joe and Hanes.

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

The percentage of WPI’s net sales derived from the sale of private label branded and unbranded products for fiscal 2010 was approximately 31%. For fiscal 2010, the percentage of WPI net sales derived from sales under brands it owns and controls was approximately 31%, and the percentage of WPI net sales derived from sales under brands owned by third parties pursuant to licensing arrangements with WPI was approximately 38%.

Customers

WPI sells its home fashion products to catalog retailers, chain stores, mass merchants, department stores, specialty stores and warehouse clubs, both domestically and internationally. During fiscal 2010, WPI’s six largest customers accounted for approximately 64% of its net sales. During fiscal 2010, WPI had three customers that represented approximately 18%, 13% and 11%, respectively, of its total net sales.

Competition

The home fashion industry is fragmented and highly competitive. Future success will, to a large extent, depend on WPI’s ability to be a competitive low-cost producer. WPI competes with both foreign and domestic companies on, among other factors, the basis of price, quality, design and customer service. WPI may also face competition in the future from companies that are currently third-party suppliers to WPI. Future success depends on the ability to remain competitive in the areas of marketing, product development, price, quality, brand names, manufacturing capabilities, distribution and order processing.

Employees

As of December 31, 2010, WPI employed 700 employees in the United States and 1,509 employees abroad, for a total of 2,209 employees worldwide.

Holding Company

We seek to invest our available cash and cash equivalents in liquid investments with a view to enhancing returns as we continue to assess further acquisitions of, or investments in, operating businesses.

As of December 31, 2010, we have investments in the Private Funds for which no special profits interest allocations or incentive allocations are applicable. The total value of these investments was approximately $2.6 billion at December 31, 2010, with an unrealized gain of $328 million for fiscal 2010, which is eliminated in consolidation. These amounts are reflected in the Private Funds’ net assets and earnings. We may redeem our direct investment in the Private Funds on a quarterly basis with at least 65 days’ notice.

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

Our Website and Access to Filed Reports

We maintain an internet website at www.ielp.com. We provide access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports free of charge through this website as soon as reasonably practicable after such material is electronically filed with the SEC. In addition, paper copies of annual and periodic reports filed with the SEC may be obtained free of charge upon written request by contacting our headquarters at the address located on the front cover of this report or under Investor Relations on our website.

Item 1A. Risk Factors

Risks Relating to Our Structure

Our general partner and its control person could exercise their influence over us to your detriment.

Mr. Icahn, through affiliates, owns 100% of Icahn Enterprises GP, our general partner, and approximately 92.6% of our outstanding depositary units as of December 31, 2010, and, as a result, has the ability to influence many aspects of our operations and affairs. Icahn Enterprises GP also is the general partner of Icahn Enterprises Holdings.

In addition, if Mr. Icahn were to sell, or otherwise transfer, some or all of his interests in us to an unrelated party or group, a change of control could be deemed to have occurred under the terms of the indenture governing (i) our Initial New Notes and Additional New Notes (as defined below), which would require us to offer to repurchase all outstanding notes at 101% of their principal amount plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase and (ii) our senior unsecured variable rate convertible notes whereby each holder would have the option to require all or a portion of their notes to be repurchased in cash by us. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of notes.

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

While we made cash distributions in the amount of $0.25 per depositary unit in each of the four quarters of fiscal 2010, the payment of future distributions will be determined by the board of directors of Icahn Enterprises GP, our general partner, quarterly, based on a review of a number of factors, including those described below and other factors that it deems relevant at the time that declaration of a distribution is considered.

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

Our current businesses and businesses that we acquire may not generate sufficient cash to service our debt. In addition, we may not generate sufficient cash flow from operations or investments and future borrowings may not be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Approximately $1.3 billion of indebtedness will come due in the three-year period ending December 31, 2013, which includes interest on our senior notes, and principal and interest on our convertible notes and mortgages payable. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

The operating results of our subsidiaries may not be sufficient to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which these subsidiaries may be subject or enter into in the future. The terms of certain debt agreements of our subsidiaries, or other entities in which we own equity, restrict dividends, distributions or loans to us. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt and to make distributions on our depositary units will be limited.

We or our subsidiaries may be able to incur substantially more debt.

In January 2010, we issued $850 million aggregate principal amount of 7.750% senior notes due 2016, or the 2016 Notes, and $1,150 million aggregate principal amount of 8% senior notes due 2018, or the 2018 Notes (and, together with the 2016 Notes, referred to herein as the Initial New Notes) in a private placement not registered under the Securities Act of 1933, as amended, or the Securities Act. The Initial New Notes were issued pursuant to an indenture dated as of January 15, 2010 by us and Icahn Enterprises Finance Corp., or Icahn Enterprises Finance, as co-issuer. The proceeds from the sale of the Initial New Notes were used in part to repay the existing senior unsecured 7.125% notes due 2013, or the 2013 Notes, and the senior unsecured 8.125% notes due 2012, or the 2012 Notes.

On November 12, 2010, we issued an additional $200 million aggregate principal amount of the 2016 Notes, or the Additional 2016 Notes, and $300 million aggregate principal amount of the 2018 Notes, or the Additional 2018 Notes, and, together with the Additional 2016 Notes, referred to as the Additional New Notes) in a private placement not registered under the Securities Act. The Additional New Notes were issued pursuant to the purchase agreement, dated November 8, 2010, or the Additional Notes Purchase Agreement, by and among us and Icahn Enterprises Finance, as co-issuer. The Additional New Notes constitute the same series of securities as the Initial New Notes for purposes of the indenture governing the notes and will vote together on all matters with such series. The Additional New Notes have substantially identical terms as the Initial New Notes.

The covenants in the indenture governing the Initial New Notes and the Additional New Notes are substantially similar to the covenants in the indenture governing our variable rate notes due 2013. We and Icahn Enterprises Holdings may incur additional indebtedness if we comply with certain financial tests contained in the indentures that govern these notes. However, our subsidiaries other than Icahn Enterprises Holdings are not subject to any of the covenants contained in the indentures governing our senior notes, including the covenant restricting debt incurrence. If new debt is added to our and our subsidiaries’ current levels, the related risks that we, and they, now face could intensify. In addition, under the indenture governing the Initial New Notes and the Additional New Notes, certain important events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a change of control.

As of December 31, 2010, based on covenants in the indenture governing our senior notes, we are permitted to incur approximately $679 million in additional indebtedness.

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

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 92.6% of our outstanding depositary units as of December 31, 2010. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation, or the PBGC, against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC, is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of December 31, 2010. If the plans were voluntarily terminated, they would be underfunded by approximately $103 million. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group that includes us may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans.

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

In order not to become an investment company required to register under the Investment Company Act, we monitor the value of our investments and structure transactions with an eye toward the Investment Company Act. As a result, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act concerns, or we may avoid otherwise economically desirable transactions due to those concerns. In addition, events beyond our control, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings or adverse developments with respect to our ownership of certain of our subsidiaries, could result in our inadvertently becoming an investment company. If it were established that we were an investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC, that we would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company.

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

From time to time, legislative proposals have been introduced that, if enacted, could have a material and adverse effect on us. These proposals have included taxing publicly traded partnerships engaged in the Investment Management segment, such as us, as corporations. Another proposal, that is included in President Obama’s 2012 budget, would treat the income from carried interests, when recognized for tax purposes, as ordinary income and provide that such income would not qualify as investment income for purposes of the 90% investment income test that publicly traded partnerships must meet to be classified as partnerships. It is unclear when or if such legislation would be introduced, whether or not such legislation would be enacted, what specific provisions would be included or what the effective date would be, and as a result the ultimate impact on us of such legislation is uncertain. It is possible that if carried interest legislation were enacted we would be treated as an association, taxable as a corporation, which would materially increase our taxes. As an alternative, we might be required to restructure our operations, and possibly dispose of certain businesses, in order to avoid or mitigate the impact of any such legislation.

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

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. A “significant deficiency” is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention of those responsible for oversight of our financial reporting.

To the extent that any material weakness or significant deficiency exists in our consolidated subsidiaries’ internal control over financial reporting, such material weakness or significant deficiency may adversely affect our ability to provide timely and reliable financial information necessary for the conduct of our business and satisfaction of our reporting obligations under federal securities laws, that could affect our ability to remain listed on the New York Stock Exchange, or the NYSE. Ineffective internal and disclosure controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our depositary units or the rating of our debt.

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

Risks Relating to Our Business

General

In addition to the following risk factors specific to each of our businesses, all of our businesses are subject to the effects of the following:

•	the threat of terrorism;
•	loss of any of our or our subsidiaries’ key personnel;

•	the unavailability, as needed, of additional financing; and
•	the unavailability of insurance at acceptable rates.

Global economic conditions may have adverse impacts on our businesses and financial condition.

Changes in economic conditions could adversely affect our financial condition and results of operations. A number of economic factors, including, but not limited to, consumer interest rates, consumer confidence and debt levels, retail trends, housing starts, sales of existing homes, the level and availability of mortgage refinancing, and commodity prices, may generally adversely affect our businesses, financial condition and results of operations. Recessionary economic cycles, higher and protracted unemployment rates, increased fuel and other energy and commodity costs, rising costs of transportation and increased tax rates can have a material adverse impact on our businesses, and may adversely affect demand for sales of our businesses’ products, or the costs of materials and services utilized in their operations. These factors could have a material adverse effect on our revenues, income from operations and our cash flows.

Investment Management

Our Investment Management segment may be materially and negatively affected by adverse conditions in the global financial markets and the economy generally.

There is significant risk that conditions in the global financial markets and the economy generally could deteriorate and experience volatility and illiquidity and these conditions could continue for a significant period of time. In the event that some or all of these conditions occur, the Private Funds could be materially and adversely affected in many different ways. Furthermore, difficult market conditions may also increase the risk of default with respect to investments held by the Private Funds that have significant debt investments. Many other factors beyond the control of our Investment Management segment may adversely affect the Private Funds, including, without limitation, rising interest rates, inflation, terrorism or political uncertainty.

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

The financial results of our Investment Management segment are primarily driven by AUM and the performance of the Private Funds. The historical consolidated financial information contained elsewhere in this Annual Report on Form 10-K is not indicative of the future financial results of our Investment Management segment. In particular, with respect to the historical returns of our Investment Management segment:

•	past favorable market conditions and profitable investment opportunities may not occur in the future;
•	future returns may be affected by the risks described elsewhere in this Annual Report on Form 10-K, including risks of the industries and businesses in which a particular Private Fund invests; and
•	future returns will be affected by the reduction of AUM resulting from the return of capital to the fee-paying investors.

Poor performance of the Private Funds could cause a decline in our Investment Management segment revenue and we might not receive incentive allocations or special profits interest allocations for a significant period of time.

Income from our Investment Management segment is derived principally from three sources: (1) special profits interest allocations; (2) incentive allocations; and (3) gains or losses on our interests in the Investment Funds. In the event that one or more of the Investment Funds were to perform poorly, our Investment Management segment revenue could decline and we may not receive special profits interest allocations or incentive allocations. The incentive allocations are subject to a “high watermark,” whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods are recovered.

In the event that the performance of an Investment Fund is unfavorable, our Investment Management segment revenue could decline, we will not receive any special profit allocations in future periods from such Investment Fund and the amount of the Investment Funds’ high watermark with respect to the incentive allocations will increase. Moreover, we could experience losses on our direct investments of our own capital as a result of any such poor performance of the Investment Funds. Investors and potential investors in the Investment Funds regularly assess the Investment Funds’ performance. The ability of the Investment Funds to raise capital, and the avoidance of excessive redemption levels, will depend on several factors, including the Investment Funds’ continued performance at a level that is satisfactory to investors and potential investors in the Investment Funds.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Reform Act, was enacted into law. The Reform Act would require (based on how we currently conduct the business of our Investment Management segment) one or more entities within our Investment Management segment to be registered with the SEC by July 2011 as an investment adviser under the Investment Advisers Act of 1940, and would impose certain reporting and other requirements on such registered entity or entities. We will not be required to register with the SEC as a result of the return of fee-paying capital, as described elsewhere in this Annual Report on Form 10-K. The Reform Act requires additional rulemaking by the SEC that could impact such entities or other affiliated entities. We cannot predict the effect on us of such rulemaking at this time.

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

The success of the Private Funds depends upon the ability of our Investment Management segment to develop and implement investment strategies that achieve the Private Funds’ investment objectives. Subjective decisions made by employees of our Investment Management segment may cause the Private Funds to incur losses or to miss profit opportunities on which the Private Funds would otherwise have capitalized. In the event that Mr. Icahn ceases to participate in the management of the Private Funds, the consequences to the Private Funds and our interest in them could be material and adverse and could lead to the premature termination of the Private Funds. In the event that Mr. Icahn dies, or is unable, by reason of illness or injury, to perform his duties as chief executive officer of the General Partners for 90 consecutive days, or for any reason other than death, illness or injury ceases to perform those duties, the investors in each of the Private Funds have certain redemption rights. The occurrence of such an event could have a material adverse effect on the revenues and earnings of our Investment Management segment, and the ability of the Private Funds to maintain or grow their AUM. Such redemptions could possibly lead to a liquidation of one or more of the Private Funds and a corresponding elimination of our potential to earn special profits interest allocations and incentive allocations. The loss of Mr. Icahn could, therefore, ultimately result in a loss of substantially all of the earnings of our Investment Management segment.

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

The Private Funds may utilize financial instruments, both for investment purposes and for risk management purposes in order to (i) protect against possible changes in the market value of a Private Fund’s investment portfolios resulting from fluctuations in the securities markets and changes in interest rates; (ii) protect a Private Fund’s unrealized gains in the value of its investment portfolios; (iii) facilitate the sale of any such investments; (iv) enhance or preserve returns, spreads or gains on any investment in the Private Fund’s portfolio; (v) hedge the interest rate or currency exchange rate on any of the Private Fund’s liabilities or assets; (vi) protect against any increase in the price of any securities our Investment Management segment anticipate purchasing at a later date; or (vii) for any other reason that our Investment Management segment deems appropriate.

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

We are subject to third-party litigation risks attributable to our Investment Management segment that could result in significant liabilities that could adversely affect our Investment Management operations.

Some of the tactics that the Private Funds may use involve litigation. The Private Funds could be a party to lawsuits that they initiate or that are initiated by a company in which the Private Funds invest, other shareholders, or state and federal governmental bodies. There can be no assurance that litigation, once begun, would be resolved in favor of the Private Funds.

In addition, we will be exposed to risk of litigation by a Private Fund’s investors if our Investment Management segment’s management of the Private Funds is alleged to constitute gross negligence, willful misconduct or dishonesty or breach of contract or organizational documents. Further, the Private Funds may be subject to third-party litigation arising from investors’ dissatisfaction with the performance of the Private Funds or based on claims that it improperly exercised control or influence over portfolio investments. Our Investment Management segment may also be exposed to the risk of litigation or investigation by investors or regulators relating to transactions that presented conflicts of interest that were not properly addressed. In such actions, we would be obligated to bear legal, settlement and other costs (which may exceed our available insurance coverage). In addition, our rights to indemnification from the applicable Private Funds may be challenged.

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

The Private Funds’ investments are subject to numerous additional risks, certain of which are described below.

•	Generally, there are few limitations set forth in the offering documents of the Private Funds on the execution of their investment activities, which are subject to the sole discretion of our Investment Management segment.
•	A Private Fund may buy or sell (or write) both call options and put options, and when it writes options, it may do so on a covered or an uncovered basis. When the Private Fund sells (or writes) an option, the risk can be substantially greater than when it buys an option. The seller of an uncovered call option bears the risk of an increase in the market price of the underlying security above the exercise price. The risk is theoretically unlimited unless the option is covered. If it is covered, the Private Fund would forego the opportunity for profit on the underlying security should the market price of the security rise above the exercise price. Swaps and certain options and other custom instruments are subject to the risk of non-performance by the swap counterparty, including risks relating to the creditworthiness of the swap counterparty, market risk, liquidity risk and operations risk.
•	The ability of the Private Funds to execute a short selling strategy may be materially adversely impacted by temporary and/or new permanent rules, interpretations, prohibitions and restrictions adopted in response to adverse market events. Regulatory authorities may from time-to-time impose restrictions that adversely affect the Private Funds’ ability to borrow certain securities in connection with short sale transactions. In addition, traditional lenders of securities might be less likely to lend securities under certain market conditions. As a result, the Private Funds may not be able to effectively pursue a short selling strategy due to a limited supply of securities available for borrowing.
•	The Private Funds may engage in short-selling, which is subject to a theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. The Private Funds may be subject to losses if a security lender demands return of the borrowed securities and an alternative lending source cannot be found or if the Private Funds are otherwise unable to borrow securities that are necessary to hedge its positions. There can be no assurance that the Private Funds will be able to maintain the ability to borrow securities sold short. There also can be no assurance that the securities necessary to cover a short position will be available for purchase at or near prices quoted in the market.
•	The Private Funds may effect transactions through over-the-counter or interdealer markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight as are members of exchange-based markets. This exposes the Private Funds to the risk that a

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

Federal-Mogul’s revenues are closely tied to global OE automobile sales, production levels and independent aftermarket parts replacement activity. The OE market is characterized by short-term volatility, with overall expected long-term growth in global vehicle sales and production. Automotive production in the local markets served by Federal-Mogul can be affected by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment trends, regulatory and legislative oversight requirements and trade agreements. A variation in the level of automobile production would affect not only sales to OE customers but, depending on the reasons for the change, could impact demand from aftermarket customers. Our Automotive operations could be adversely affected if Federal-Mogul fails to respond in a timely and appropriate manner to changes in the demand for its products.

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

Certain of Federal-Mogul’s operating entities report their financial condition and results of operations in currencies other than the U.S. dollar (including, but not limited to Brazilian real, British pound, Chinese yuan renminbi, Czech crown, euro, Indian rupee, Mexican peso, Polish zloty, Russian ruble, South Korean won, Swedish krona and Venezuelan bolivar). In reporting its consolidated statements of operations, Federal-Mogul translates the reported results of these entities into U.S. dollars at the applicable exchange rates. As a result, fluctuations in the dollar against foreign currencies will affect the value at which the results of these entities are included within Federal-Mogul’s consolidated results.

Federal-Mogul is exposed to a risk of gain or loss from changes in foreign exchange rates whenever Federal-Mogul, or one of its foreign subsidiaries, enters into a purchase or sales agreement in a currency other than its functional currency. While Federal-Mogul reduces such exposure by matching most revenues and costs within the same currency, changes in exchange rates could impact our Automotive operations.

Federal-Mogul has substantial indebtedness, which could restrict its business activities and could subject Federal-Mogul to significant interest rate risk.

As of December 31, 2010, Federal-Mogul had approximately $2.8 billion of outstanding indebtedness. Federal-Mogul is permitted by the terms of its debt instruments to incur substantial additional indebtedness, subject to the restrictions therein. Federal-Mogul’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its debt obligations on commercially reasonable terms, would have a material adverse effect on our Automotive operations.

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

A significant portion of Federal-Mogul’s indebtedness accrues interest at variable rates. To the extent market interest rates rise, the cost of Federal-Mogul’s debt would increase, adversely affecting our Automotive operations.

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

Federal-Mogul’s pension obligations and other post-employment benefits could adversely impact its operating margins and cash flows.

The automotive industry, like other industries, continues to be impacted by the rising cost of providing pension and other post-employment benefits. In addition, Federal-Mogul sponsors certain defined benefit plans worldwide that are underfunded and will require cash payments. If the performance of the assets in the pension plans does not meet our expectations, or other actuarial assumptions are modified, Federal-Mogul’s required contributions may be higher than it expects.

Federal-Mogul’s restructuring activities may not result in the anticipated synergies and cost savings.

It is possible that the achievement of expected synergies and cost savings associated with restructuring activities will require additional costs or charges to earnings in future periods. It is also possible that the expected synergies may not be achieved. Any costs or charges could adversely impact our Automotive operations.

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

In recent periods there have been significant fluctuations in the prices of aluminum, copper, lead, nickel, platinum, resins, steel, other base metals and energy that have had and may continue to have an unfavorable impact on Federal-Mogul’s business. Any continued fluctuations in the price or availability of energy and materials may have an adverse effect on our Automotive operations. To address increased costs associated with these market forces, a number of Federal-Mogul’s suppliers have implemented surcharges on existing fixed price contracts. Without the surcharge, some suppliers claim they will be unable to provide adequate supply. Competitive and marketing pressures may limit Federal-Mogul’s ability to pass some of the supply and material cost increases onto its customers and may prevent Federal-Mogul from doing so in the future. Furthermore, Federal-Mogul’s customers are generally not obligated to accept price increases that Federal-Mogul may desire to pass along to them. This inability to pass on price increases to customers when material prices increase rapidly or to significantly higher than historic levels could adversely affect its operating margins and cash flow, possibly resulting in lower operating income and profitability.

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

Federal-Mogul is subject to a variety of environmental, health and safety laws and regulations and the cost of complying, or Federal-Mogul’s failure to comply, with such requirements may have a material adverse effect on our Automotive operations.

Federal-Mogul is subject to a variety of federal, state and local environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous waste materials, or otherwise relating to the protection of public and employee health, safety and the environment. These laws and regulations expose Federal-Mogul to liability for the environmental condition of its current facilities, and also may expose Federal-Mogul to liability for the conduct of others or for Federal-Mogul’s actions that were in compliance with all applicable laws at the time these actions were taken. These laws and regulations also may expose Federal-Mogul to liability for claims of personal injury or property damage related to alleged exposure to hazardous or toxic materials in foreign countries. Despite Federal-Mogul’s intention to be in compliance with all such laws and regulations, Federal-Mogul cannot guarantee that it will at all times be in compliance with all such requirements. The cost of complying with these requirements may also increase substantially in future years. If Federal-Mogul violates or fails to comply with these requirements, Federal-Mogul could be fined or otherwise sanctioned by regulators. These requirements are complex, change frequently and may become more stringent over time, which could have a material adverse effect on its business.

Federal-Mogul’s failure to maintain and comply with environmental permits that it is required to maintain could result in fines or penalties or other sanctions and have a material adverse effect on its operations or results. Future events, such as new environmental regulations or changes in or modified interpretations of existing laws and regulations or enforcement policies, newly discovered information or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on our Automotive operations.

Federal-Mogul is involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse impact on its profitability and consolidated financial position.

Federal-Mogul is involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including disputes with suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters and employment matters. No assurances can be given that such proceedings and claims will not have a material adverse impact on our Automotive operations.

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

Any of Federal-Mogul’s patents may be challenged, invalidated, circumvented or rendered unenforceable. Federal-Mogul cannot guarantee that it will be successful should one or more of its patents be challenged for any reason. If Federal-Mogul’s patent claims are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded to Federal-Mogul’s products could be impaired, which could significantly impede Federal-Mogul’s ability to market its products, negatively affect its competitive position and materially adversely affect our Automotive operations.

Federal-Mogul’s pending or future patent applications may not result in an issued patent. Additionally, newly issued patents may not provide Federal-Mogul with meaningful protection against competitors or against competitive technologies. The U.S. federal courts may invalidate Federal-Mogul’s patents or find them unenforceable. Competitors may also be able to design around Federal-Mogul’s patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. If these developments were to occur, it could have an adverse effect on its sales. If Federal-Mogul’s intellectual property rights are not adequately protected, it may not be able to commercialize its technologies, products or services and its competitors could commercialize its technologies, which could result in a decrease in Federal-Mogul’s sales and market share, and could materially adversely affect our Automotive operations.

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

In the event of an adverse determination in an intellectual property suit or proceeding, or Federal-Mogul’s failure to license essential technology, Federal-Mogul’s sales could be harmed and its costs could increase, which could materially adversely affect our Automotive operations.

Federal-Mogul may be exposed to certain regulatory and financial risks related to climate change.

Climate change is continuing to receive ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. There are a number of pending legislative and regulatory proposals to address greenhouse gas emissions. These actions could increase costs associated with Federal-Mogul’s operations, including costs for raw materials and transportation. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our Automotive operations.

Gaming

Our Gaming segment has a limited operating history.

Tropicana is a newly formed company with a limited operating history. There are substantial risks and uncertainties to which our Gaming segment is subject. To address these risks and uncertainties, Tropicana must do the following, among other things:

•	Successfully execute its business strategy;
•	Respond to competitive developments; and
•	Attract, integrate, retain and motivate qualified personnel, including a new chief executive officer.

There can be no assurance that Tropicana will operate profitably or that it will have adequate working capital to meet its obligations as they become due. Additionally, there can be no assurance that Tropicana’s business strategy will be successful, that it will successfully address the risks that face its business or that it will be able to access capital markets if the need arises. In the event that Tropicana does not successfully address these risks, our Gaming segment could be materially and adversely affected.

The recent state of the financial markets may impact our ability to obtain sufficient financing and credit on a going forward basis which could negatively impact our ability to operate our business.

In addition to earnings and cash flows from operations, Tropicana relies on borrowed money to finance its business, which may be constrained if it is unable to borrow additional capital or refinance existing borrowings on reasonable terms. Developments in the financial markets that have led to unpredictable federal government intervention in the United States banking system, including the capital crisis in the banking system, a series of rating agency downgrades of subprime U.S. mortgage-related assets and significant provisions for loan losses recorded by major financial institutions, have resulted in volatility in the credit markets, a low level of liquidity in many financial markets and other adverse conditions for issuers in fixed income, credit and equity markets. In the recent past, these markets have experienced disruption that had a dramatic impact on the availability and cost of capital and credit. The market interest rate for debt of companies similar to Tropicana’s has been volatile. The United States and other governments have enacted legislation and taken other actions to help alleviate these conditions, although there is no assurance that such steps will have the effect of easing the conditions in credit and capital markets. Therefore, Tropicana has no assurance that such steps will facilitate its further access to credit or capital markets at desirable times or at rates that it would consider acceptable, and the lack of such funding could have a material adverse effect on our Gaming operations and its ability to service its indebtedness. While these conditions have improved, there can be no assurance that they will not worsen in the future. Tropicana is unable to predict the likely duration or severity of any disruption in the capital and credit markets, or its impact on the larger economy. A disruption in the global credit and financial markets may materially and adversely affect Tropicana’s ability to obtain sufficient financing to execute its business strategy.

The bankruptcy filing has had a negative impact on Tropicana AC and the Predecessors’ image which may negatively impact Tropicana’s business going forward.

As a result of the proceedings under Chapter 11 of the Bankruptcy Code, Tropicana’s Predecessors and Tropicana AC were the subject of negative publicity which has had an impact on the image of their assets. This negative publicity may have an effect on the terms under which some customers and suppliers are willing to do business with Tropicana and could materially adversely affect our Gaming operations.

Tropicana may face potential successor liability for liabilities of the Predecessors not provided for in the Plan.

As the successor to the Predecessors, Tropicana may be subject to certain liabilities of the Predecessors not provided for in the Plan. Such liabilities may arise in a number of circumstances, including but not limited to, those where:

•	a creditor of the Predecessors did not receive proper notice of the pendency of the bankruptcy case relating to the Plan or the deadline for filing claims therein;
•	the injury giving rise to, or the source of, a creditor’s claim did not manifest itself in time for the creditor to file the creditor’s claim;
•	a creditor did not timely file the creditor’s claim in such bankruptcy case due to excusable neglect;
•	Tropicana is liable for the Predecessors’ federal and/or state tax liabilities under a theory of successor liability; or
•	the order of confirmation for the Plan was procured by fraud.

Although Tropicana has no reason to believe that it will become subject to liabilities of the Predecessors that are not provided for in the Plan, should Tropicana become subject to such liabilities, it could materially adversely affect our Gaming segment.

Tropicana’s business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the local, regional or national economy.

Consumer demand for casino and hotel properties, such as Tropicana’s, are particularly sensitive to downturns in the local, regional or national economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, the current housing crisis, the recent credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, perceived or actual declines in disposable consumer income and wealth, the effect of the current economic environment and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could further reduce customer demand for amenities that Tropicana offers.

The recent housing crisis and recession in the United States has resulted in a significant decline in tourism and consumer spending. Economic conditions like the recent downturn (and slowdowns or recessions less severe) could cause fewer consumers to spend money or cause consumers to spend less money at Tropicana’s properties and could materially adversely affect our Gaming operations. While general economic conditions have modestly improved, there can be no assurance that they will continue to improve or will not worsen in the future.

Intense competition exists in the gaming industry and Tropicana may not be able to compete effectively, which could negatively affect our Gaming operations.

The gaming industry is highly competitive for both customers and employees, including those at the management level. Tropicana faces intense competition with numerous casinos and hotel casinos of varying quality and size in market areas where its properties are located. Tropicana also competes with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses and could compete with any new forms of gaming that exist or may be legalized in the future, including on-line gaming. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity and may soon include virtual casinos having entirely different cost structures and game offerings. In most markets, Tropicana competes directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, Tropicana faces competition from nearby markets in addition to direct competition within its market areas as well as the threat from new, emerging markets.

In recent years, competition in existing markets has intensified. For example, competition with the Atlantic City market has increased with Pennsylvania and Delaware commencing live table game operations in fiscal 2010 and two new casinos opening in September 2010 and January 2011 in Maryland. In addition, Tropicana’s competitors have invested in expanding their existing facilities and developing new facilities. Tropicana’s subsidiaries, on the other hand, have been subject to limitations on capital expenditures resulting from the Chapter 11 Cases. Tropicana’s ability to invest in its properties going forward may continue to be constrained, and it may not be able to compete effectively with casinos that have been modernized or recently expanded.

The expansion of existing casino entertainment properties, the increase in the number of gaming opportunities and the aggressive marketing strategies of many of Tropicana’s competitors have also increased competition in many markets in which it competes, and this intense competition is expected to continue.

If Tropicana’s competitors operate more successfully than it does, if they are more successful than Tropicana in attracting and retaining employees, if their properties are enhanced or expanded, if additional hotels and casinos are established in and around the locations in which Tropicana conducts business, or if on-line gaming is permitted and conducted in any of its markets, Tropicana may lose market share or the ability to attract or retain employees. In particular, the expansion of casino gaming in or near any geographic area from which Tropicana attracts or expects to attract a significant number of its customers could materially adversely affect our Gaming operations.

The casino, hotel and resort industry is capital intensive and Tropicana may not be able to finance expansion and renovation projects, which could put it at a competitive disadvantage.

Tropicana’s properties have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. Because of the bankruptcies, the Predecessors and Tropicana AC deferred renovations and capital improvements. Tropicana also needs to make capital expenditures to comply with applicable laws and regulations.

Renovations and other capital improvements of Tropicana’s properties require significant capital expenditures. In addition, renovations and capital improvements of its properties usually generate little or no cash flow until the project is completed. Tropicana may not be able to fund such projects solely from cash provided from its operating activities. Consequently, it relies upon the availability of debt or equity capital to fund renovations and capital improvements and its ability to carry them out will be limited if Tropicana cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. No assurances can be made that Tropicana will be able to obtain additional equity or debt financing or that it will be able obtain such financing on favorable terms. Tropicana’s failure to renovate its gaming properties may put it at a competitive disadvantage, which could have a materially adverse effect on our Gaming segment.

Renovations and other capital improvements may disrupt Tropicana’s operations.

Renovation projects may cause Tropicana to temporarily close all or a portion of its facilities to customers and disrupt service and room availability causing reduced demand, occupancy and rates. As a result, any future capital improvements projects may increase Tropicana’s expenses and reduce its cash flows and its revenues and, accordingly, may have a materially adverse effect on our Gaming segment.

Tropicana may be subject to litigation resulting from its gaming, resort and dining operations, which, if adversely determined, could result in substantial losses.

Tropicana will be, from time to time, during the ordinary course of operating its businesses, subject to various litigation claims and legal disputes, including contract, lease, employment and regulatory claims as well as claims made by visitors to its properties. Certain litigation claims may not be covered entirely or at all by its insurance policies or its insurance carriers may seek to deny coverage. In addition, litigation claims can be expensive to defend and may divert Tropicana’s attention from the operations of its businesses. Further, litigation involving visitors to its properties, even if without merit, can attract adverse media attention. As a result, litigation can have a material adverse effect on its businesses. Since Tropicana cannot predict the outcome of any action, it is possible that adverse judgments or settlements could significantly reduce our Gaming segment revenues.

Tropicana is in litigation over the use of its “Tropicana” trademark, which if adversely determined could dilute the “Tropicana” brand.

Certain parties affiliated with the new owners of the Tropicana LV (referred to as the Plaintiffs) filed a declaratory judgment action in the District Court, Clark County, Nevada, on July 20, 2009, seeking a declaratory judgment that Tropicana LV may operate a hotel and casino under the name “Tropicana” without any interference by or payment to Aztar or Tropicana Entertainment LLC (together referred to as the Defendants).

During the course of proceedings, the Plaintiffs and Defendants have each filed a motion for summary judgment claiming ownership of the “Tropicana” trademark. If the Plaintiffs are successful, Tropicana’s right to continued use of the “Tropicana” name, in a particular geographic area, on an exclusive basis, or at all, could be adversely affected. In the event the Plaintiffs prevail, they would also have the right to continued use of the “Tropicana” trademark in perpetuity without payment of any royalty or license fee to Tropicana, and their continued use of the trademark without restriction could dilute the “Tropicana” brand and be detrimental to Tropicana’s future properties that utilize that brand. See Item 3, Legal Proceedings, for further discussion.

Work stoppages, labor problems and unexpected shutdowns may limit Tropicana’s operational flexibility and negatively impact its future profits.

Tropicana is party to 10 collective bargaining agreements with different unions. Two of the collective bargaining agreements, covering approximately 1,100 employees at Tropicana AC, will expire in fiscal 2011. There can be no assurance that Tropicana will be able to successfully negotiate new collective bargaining agreements or renegotiate the agreements currently in effect. The addition of new or changes to the existing collective bargaining agreements could cause significant increases in labor costs, which could have a material adverse effect on our Gaming segment.

In addition, the unions with which Tropicana has collective bargaining agreements or other unions could seek to organize employees at Tropicana’s non-union properties or groups of employees at its properties that are not currently represented by unions. Union organization efforts could cause disruptions in its businesses and result in significant costs, both of which could have a material adverse effect on our Gaming segment.

Finally, if Tropicana is unable to negotiate these agreements on mutually acceptable terms, the affected employees may engage in a strike instead of continuing to operate without contracts or under expired contracts, which could have a materially adverse effect on our Gaming segment. Any unexpected shutdown of one of the casino properties from a work stoppage or strike action could have an adverse effect on our Gaming segment. Moreover, strikes and work stoppages could also result in adverse media attention or otherwise discourage customers from visiting Tropicana’s casinos. There can be no assurance that Tropicana can be adequately prepared for unexpected labor developments that may lead to a temporary or permanent shutdown of any of its casino properties.

State gaming laws and regulations may require holders of Tropicana’s debt or equity securities to undergo a suitability investigation, and may result in redemption of their securities.

Many jurisdictions require any person who acquires beneficial ownership of debt or equity securities of a casino gaming company to apply for qualification or a finding of suitability. Generally, any person who fails or refuses to apply for a finding of suitability or a license within the prescribed period after being advised by gaming authorities that it is required to do so may be denied a license or found unsuitable or unqualified, as applicable. Any holder of securities that is found unsuitable or unqualified or denied a license, and who holds, directly or indirectly, any beneficial ownership of a gaming entity’s securities beyond such period of time as may be prescribed by the applicable gaming authorities may be guilty of a criminal offense. Furthermore, a gaming entity may be subject to disciplinary action if such gaming entity, after receiving notice that a person is unsuitable to be a holder of securities or to have any other relationship with such gaming entity or any of its subsidiaries:

•	pays that person any dividend or interest upon the securities;
•	allows that person to exercise, directly or indirectly, any voting ownership right conferred through securities held by that person;
•	pays remuneration in any form to that person for services rendered or otherwise;
•	allows that person to continue in an ownership or economic interest or receive any economic benefit; or
•	fails to pursue all lawful efforts to require such unsuitable person to relinquish the securities including, if necessary, the immediate (or within such other time period as prescribed by the applicable gaming authorities) purchase of such securities for the lesser of fair value at the time of repurchase or fair value at the time of acquisition by the unsuitable holder.

In the event that disqualified holders fail to divest themselves of such securities, gaming authorities have the power to revoke or suspend the casino license or licenses related to the regulated entity that issued the securities. In addition, Tropicana’s certificate of incorporation provides that it may redeem its securities from an Unsuitable Person (as such term is defined in Tropicana’s certificate of incorporation).

Regulation by gaming authorities could adversely affect our Gaming segment’s operations.

Tropicana is subject to extensive regulation with respect to the ownership and operation of its gaming facilities. Federal, state and local gaming authorities require that Tropicana and its subsidiaries hold various licenses, qualifications, findings of suitability, registrations, permits and approvals. The gaming regulatory authorities have broad powers with respect to the licensing of casino operations and alcoholic beverage service and may deny, revoke, suspend, condition, or limit Tropicana’s gaming or other licenses, impose substantial fines, temporarily suspend casino operations and take other actions, any one of which could adversely affect our Gaming operations.

Tropicana owns, operates or has an interest in gaming facilities located in Nevada, Indiana, Mississippi, Louisiana, New Jersey and Aruba. Tropicana has obtained all material governmental licenses, qualifications, registrations, permits and approvals necessary for the operation of its gaming facilities as operations at such facilities are presently conducted (other than certain filings of suitability and approvals with respect to recently hired employees, newly appointed directors, other key persons and persons who, as applicable, acquire in excess of certain percentages of its common stock). In Aruba, Tropicana applied for a casino license in fiscal 2010. However, since there was a change in directorship, Tropicana is required to resubmit the application after the background checks of the new directors are completed. However, there can be no assurance that Tropicana can obtain any new licenses, or renew any existing, licenses, qualifications, findings of suitability, registrations, permits or approvals that may be required in the future or that existing ones will not be suspended or revoked. If Tropicana relocates or expands any of its current gaming facilities or enters new jurisdictions, it must obtain all additional licenses, qualifications, findings of suitability, registrations, permits and approvals of the applicable gaming authorities in such jurisdictions. If state regulatory authorities were to find an officer, director, owner or other person affiliated with its operations unsuitable, Tropicana would be required to sever its relationship with that person. Gaming authorities, as well as other state regulatory authorities, may conduct similar investigations in the future in connection with new equity and debt holders. We cannot predict the outcome of these investigations or their potential impact on our Gaming segment.

Additionally, certain manufacturers, distributors and suppliers of gaming devices, junkets, goods or services to Tropicana’s gaming facilities may be required to obtain a license or permit or undergo a suitability investigation by the gaming authorities. There can be no assurance that such licenses or permits will be obtained by such vendors. The failure of any such vendors to obtain any required licenses or permits on a timely basis could materially adversely affect our Gaming operations.

Tropicana’s operations are subject to numerous laws and regulations resulting from its presence in several states and diverse operating activities.

In addition to gaming regulations, Tropicana is also subject to various federal, state and local laws and regulations affecting businesses in general. Tropicana operates hotels, restaurants, entertainment facilities, parking garages, swimming pools, riverboats and other facilities connected with its core gaming business. Many of these activities are subject to state and local laws and regulations. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. For example, in July 2006, New Jersey gaming properties, including Tropicana AC, were required to temporarily close their casinos for three days as a result of a New Jersey statewide government shutdown that affected certain New Jersey state employees required to be at casinos when they are open for business that resulted in loss of revenues. Any cessation of operations as a result of a government shutdown, or similar events resulting from laws and regulations affecting businesses, could materially adversely affect our Gaming operations.

Potential changes in legislation and regulation could negatively impact Tropicana’s gaming operations.

From time to time, legislators and special interest groups propose legislation that would expand, restrict, or prevent gaming operations in the jurisdictions in which Tropicana operates and in neighboring jurisdictions. Further, from time to time, individual jurisdictions have considered or enacted legislation and referenda, such as bans on smoking in casinos and other entertainment and dining facilities, which could adversely affect Tropicana and, accordingly, our Gaming segment. Any restriction on or prohibition relating to our Gaming segment, or enactment of other adverse legislation or regulatory changes, could materially adversely affect our Gaming operations.

Tropicana may be subject to increases in taxation and fees resulting from its gaming operations.

The casino gaming industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. Gaming companies are currently subject to significant federal, state and local taxes and fees in addition to the federal and state income taxes that typically apply to corporations, and such taxes and fees could increase at any time. From time to time, various state and federal legislators and officials have proposed changes in tax laws or in the administration of such laws, including increases in tax rates, which would affect the gaming industry. Economic conditions could intensify the efforts of federal, state and local governments to raise revenues through increases in gaming taxes and fees. In addition, growing federal, state or local budget shortfalls resulting from the recent recession could prompt tax or fee increases. Any material increase in assessed taxes, or the adoption of additional taxes or fees in any of Tropicana’s markets could materially adversely affect our Gaming operations.

Tropicana’s riverboats and dockside facilities are subject to risks relating to mechanical failure, weather and regulatory compliance.

All of Tropicana’s facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as result of casualty, forces of nature, mechanical failure or extended or extraordinary maintenance, among other causes. In addition, Tropicana’s gaming operations, particularly those conducted on riverboats or at dockside facilities, could be damaged or halted due to extreme weather conditions.

Each of Tropicana’s riverboats must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a Certificate of Inspection for stabilization and flotation, and may also be subject to local zoning codes. The U.S. Coast Guard requirements establish standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel’s Certificate of Inspection or American Bureau of Shipping approval would preclude its use as a casino.

Except for Tropicana’s riverboats that have opted for alternate inspection by the American Bureau of Shipping allowed in those gaming jurisdictions where Tropicana operates that provide for such alternative inspections, U.S. Coast Guard regulations require a hull inspection for all riverboats at five-year intervals. Under certain circumstances, alternative hull inspections may be approved. The U.S. Coast Guard may require that such hull inspections be conducted at a dry-docking facility and, if so required, the cost of travel to and from such docking facility, as well as the time required for inspections of the affected riverboats, could be significant. To date, the U.S. Coast Guard has allowed in-place inspections of Tropicana’s riverboats. The U.S. Coast Guard may not allow these types of inspections in the future. The loss of a riverboat casino from service for any period of time could materially adversely affect our Gaming operations.

U.S. Coast Guard regulations also require certain of Tropicana’s properties to prepare and follow certain security programs. In the first quarter of 2003, Casino Aztar implemented the American Gaming Association’s Alternative Security Program at its riverboat casino. In January of 2007, Casino Aztar implemented the Passenger Vessel Association program and remains with this program to date. Belle of Baton Rouge applies a customized alternative security program. The American Gaming Association’s Alternative Security Program is specifically designed to address maritime security requirements at riverboat casinos and their respective dockside facilities. Changes to these regulations could adversely affect our Gaming operations.

Noncompliance with environmental, health and safety regulations applicable to Tropicana’s hotels and casinos could adversely affect Tropicana’s results of operations.

As the owner, operator and developer of real property, Tropicana must address, and may be liable for, hazardous materials or contamination of these sites and any other off-site locations at which any hazardous material that its activities generate are disposed. Tropicana’s ongoing operations are subject to stringent regulations relating to the protection of the environment and handling of waste, particularly with respect to the management of wastewater from its facilities. Any failure to comply with existing laws or regulations, the adoption of new laws or regulations with additional or more rigorous compliance standards, or the more vigorous enforcement of environmental laws or regulations could limit Tropicana’s future opportunities and, accordingly, could materially adversely affect our Gaming operations.

Allegations of food-related illnesses could negatively affect Tropicana’s results of operations.

As an operator of hotels and restaurants, Tropicana is sometimes the subject of complaints or litigation from consumers alleging food-related illness, injury or other food quality, health or operational concerns. Food-related illnesses may be caused by a variety of food-borne pathogens, such as e-coli or salmonella, and from a variety of illnesses transmitted by restaurant workers, such as hepatitis. Tropicana cannot control all of the potential sources of illness that can be transmitted from food or its water supply. If any person becomes ill, or alleges becoming ill, as a result of eating Tropicana’s food, Tropicana may be liable for damages, be subject to governmental regulatory action, be forced to shut down one or more of its restaurants or properties, and/or receive adverse publicity, regardless of whether the allegations are valid or whether Tropicana is liable, all of which could materially adversely affect our Gaming operations.

The concentration and evolution of the slot machine manufacturing industry could impose additional costs on Tropicana’s operations.

A majority of Tropicana’s gaming revenue is attributable to slot machines operated at its gaming facilities. It is important, for competitive reasons that Tropicana offer popular and technologically advanced slot machine games to its customers. A substantial majority of the slot machines sold in the United States in recent years were manufactured by a limited number of companies. A deterioration in the commercial arrangements with any of these slot machine manufacturers, or significant industry demand, could result in Tropicana being unable to acquire the slot machines desired by its customers or could result in manufacturers significantly increasing the cost of these machines. Going forward, the inability to obtain new and up-to-date slot machine games could impair Tropicana’s competitive position and result in decreased gaming revenues at its casinos. In addition, increases in the costs associated with acquiring slot machine games could adversely Tropicana’s profitability and, accordingly, have a material adverse effect on our Gaming segment.

In recent years, the prices of new slot machines have risen more rapidly than the domestic rate of inflation. Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring gaming operators to execute participation lease arrangements for them to be able to offer such machines to patrons. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental fee. Such agreements may (depending on regulatory restrictions in the applicable jurisdiction) also include a percentage payment to the manufacturer based on the usage of the machine or the gaming company’s receipts from the machine, sometimes referred to as “coin-in” or “net win” percentage payments. Generally, a slot machine participation lease is more expensive over the long term than the cost of purchasing a new slot machine. Tropicana has slot machine participation leases at each of its properties.

For competitive reasons, Tropicana may be forced to purchase new, more contemporary slot machines, or enter into participation lease arrangements that are more expensive than the costs currently associated with the continued operation of existing slot machines. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participation lease costs, it could materially adversely affect our Gaming operations.

Tropicana may not have or be able to obtain sufficient insurance coverage to replace or cover the full value of losses it may suffer.

Tropicana’s casino properties may be subject to extreme weather conditions, including, but not limited to, hurricanes. In the future, such extreme weather conditions may interrupt its operations, damage its properties and reduce the number of customers who visit its facilities. Although Tropicana maintains both property and business interruption insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption. We cannot assure you that Tropicana will be able to fully insure such losses or fully collect, if at all, on claims resulting from such extreme weather conditions. Furthermore, such extreme weather conditions may interrupt or impede access to Tropicana’s affected properties and may cause visits to its affected properties to decrease for an indefinite period.

While Tropicana maintains insurance against many risks to the extent and in amounts that it believes are reasonable, these policies will not cover all risks. Furthermore, portions of Tropicana’s businesses are difficult or impracticable to insure. Therefore, after carefully weighing the costs, risks and benefits of retaining versus insuring various risks, as well as the availability of certain types of insurance coverage, Tropicana occasionally may opt to retain certain risks not covered by its insurance policies. Retained risks are associated with deductible limits or self-insured retentions, partial self-insurance programs and insurance policy coverage ceilings.

Tropicana carries certain insurance policies that, in the event of certain substantial losses, may not be sufficient to pay the full current market value or current replacement cost of damaged property. As a result, if a significant event were to occur that is not fully covered by its insurance policies, Tropicana may lose all, or a portion of, its capital invested in a property, as well as the anticipated future revenue from such property. There can be no assurance that Tropicana will not face uninsured losses pertaining to the risks it has retained. Consequently, uninsured losses may negatively affect our Gaming operations.

Tropicana may not be able to obtain sufficient insurance coverage and cannot predict whether it may encounter difficulty in collecting on any insurance claims it may submit, including claims for business interruption.

Our Gaming segment could be materially adversely affected by the occurrence of accidents, natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism.

Natural disasters, such as hurricanes, floods, fires and earthquakes, could adversely affect our Gaming operations. Hurricanes are common to the areas in which Tropicana’s Louisiana and Mississippi properties are located and the severity of such natural disasters is unpredictable. In 2005, Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region. We cannot predict the impact that any future natural disasters will have on Tropicana’s ability to maintain its customer base or to sustain its business activities.

Moreover, Tropicana’s riverboats will face additional risks from the movement of vessels on waterways, such as collisions with other vessels or damage from debris in the water. Reduced patronage and the loss of a dockside or riverboat casino from service for any period of time could materially adversely affect our Gaming operations.

Catastrophic events such as terrorist and war activities in the United States and elsewhere have had a negative effect on travel and leisure expenditures, including lodging, gaming (in some jurisdictions), and tourism. In addition, any man-made or natural disasters in or around Tropicana’s properties could have a materially adverse effect on our Gaming operations. We cannot predict the extent to which such events may affect Tropicana and, accordingly, our Gaming segment, directly or indirectly, in the future. We also cannot ensure that Tropicana will be able to obtain any insurance coverage with respect to occurrences of terrorist acts and any losses that could result from these acts.

In the future, the prolonged disruption at any of Tropicana’s properties due to natural disasters, terrorist attacks, or other catastrophic events could materially adversely affect our Gaming operations.

Leisure and business travel, especially travel by air, are particularly susceptible to global geopolitical events, such as terrorist attacks or acts of war or hostility. These events can create economic and political uncertainties that could adversely impact Tropicana’s business levels. Furthermore, although Tropicana may have some insurance coverage for certain types of terrorist acts, insurance coverage against loss or business interruption resulting from war and some forms of terrorism may be unavailable.

Energy price increases may adversely affect our Gaming segment due to the significant amounts of energy used in Tropicana’s operations.

Tropicana’s casino properties use significant amounts of electricity, natural gas and other forms of energy. Substantial increases in energy and fuel prices may negatively affect Tropicana’s financial condition and results of operations in the future and, accordingly, our Gaming segment. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but the impact could be material. In addition, energy and gasoline price increases in cities that constitute a significant source of customers for Tropicana’s properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at Tropicana’s properties, which would negatively impact our Gaming segment’s revenues. Further, increases in fuel prices, and resulting increases in transportation costs, could materially adversely affect our Gaming operations.

Railcar

The highly cyclical nature of the railcar industry and restricted credit markets may result in lower revenues during economic downturns.

The North American railcar market has been, and ARI expects it to continue to be, highly cyclical. The recent worldwide financial turmoil and associated economic downturn has adversely affected the overall railcar industry as well as sales of ARI’s railcars and other products and caused it to slow its production rates significantly in fiscal 2010. For example, over approximately the past three and a half years, ARI has experienced a decrease in demand and an increase in pricing pressures in its railcar markets, and over the past four years its new railcar orders have fluctuated from approximately 2,510 in fiscal 2007, to approximately 280 in fiscal 2008, none in fiscal 2009, and approximately 2,590 in fiscal 2010. ARI estimates that 100% of its December 31, 2010 backlog will be converted to revenues during fiscal 2011. The inability of ARI to obtain new orders could have a material adverse effect on our Railcar operations.

Most of the end users of ARI’s railcars acquire them through leasing arrangements with its leasing company customers. The current economic environment and restricted credit markets have resulted in stricter borrowing conditions and, in some cases, higher interest rates for new borrowings, either of which could increase the cost of, or potentially deter, new leasing arrangements. These factors have caused and continue to cause ARI’s leasing company customers to purchase fewer railcars. In addition, the slow-down of the United States economy has reduced and may continue to reduce requirements for the transport of products carried by the railcars ARI manufactures. These factors have resulted and may continue to result in decreased demand and increased pricing pressures on the sales of railcars. Sales of other of ARI’s industrial products also have been and may continue to be adversely affected by the slowdown in industrial output. All of these factors could have a material adverse effect on our Railcar operations.

ARI operates in a highly competitive industry and may be unable to compete successfully, which would materially adversely affect our Railcar operations.

ARI faces intense competition in all of its markets. In its railcar manufacturing business, ARI has four primary competitors. Any of these competitors may, from time to time, have greater resources than ARI does. ARI’s current competitors may increase their participation, or new competitors may enter into, the railcar markets in which it competes. Strong competition within the industry, which has been exacerbated by the recent economic downturn, has led to pricing pressures and could limit ARI’s ability to maintain or increase prices or obtain better margins on its railcars. These pressures may intensify if consolidation among ARI’s competitors occurs. If ARI produces any types of railcars other than what it currently produces, ARI will be competing with other manufacturers that may have more experience with that railcar type.

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

ARI depends upon a small number of customers that represents a large percentage of its revenues. The loss of any single significant customer, a reduction in sales to any such significant customer or any such significant customer’s inability to pay ARI in a timely manner could have a material adverse effect on our Railcar operations.

Railcars are typically sold pursuant to large, periodic orders and therefore, a limited number of customers typically represent a significant percentage of railcar sales in any given year. ARI’s top ten customers represented approximately 76.2%, 89.0% and 90.7% of its total consolidated revenues in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Moreover, ARI’s top three customers accounted for approximately 58.2%, 84.4% and 82.0% of its total consolidated revenues in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The loss of any significant portion of its sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of its major customers could have a material adverse effect on our Railcar operations. If one of ARI’s significant customers was unable to pay due to financial conditions, it could materially adversely affect our Railcar operations.

The cost of raw materials and components that ARI uses to manufacture railcars, particularly steel, are subject to escalation and surcharges and could increase. Any increase in these costs or delivery delays of these raw materials may materially adversely affect our Railcar operations.

The cost of raw materials, including steel, and components, including scrap metal, used in the production of ARI’s railcars, represents more than half of its direct manufacturing costs per railcar. ARI has provisions in certain of its current railcar manufacturing sales orders that allow it to pass on to its customers price fluctuations in and surcharges related to certain raw materials, including steel, as well as certain components. The number of customers to which ARI is not able to pass on price increases may increase in the future, and any such increase could adversely affect the operating margins and cash flows of our Railcar operations. Any fluctuations in the price or availability of steel, or any other material or component used in the production of ARI’s railcars, may have a material adverse effect on our Railcar operations. Such price increases could reduce demand for ARI’s railcars. If ARI is not able to buy raw materials at fixed prices, or pass on price increases to its customers, ARI may lose railcar orders or enter into contracts with less favorable contract terms, any of which could have a material adverse effect on our Railcar operations.

If any of ARI’s raw material or component suppliers were unable to continue their businesses, the availability or price of the materials ARI uses could be adversely affected. Deliveries of ARI’s raw materials and components may also fluctuate depending on various factors including supply and demand for the raw material or component, or governmental regulation relating to the raw material or component, including regulation relating to importation.

Fluctuations in the supply of components and raw materials ARI uses in manufacturing railcars, which are often only available from a limited number of suppliers, could cause production delays or reductions in the number of railcars it manufactures, which could materially adversely affect our Railcar operations.

ARI’s railcar manufacturing business depends on the adequate supply of numerous railcar components, such as railcar wheels, axles, brakes, bearings, yokes, sideframes, bolsters and other heavy castings. Some of these components are only available from a limited number of domestic suppliers. Strong demand can cause industry-wide shortages of many critical components as reliable suppliers could reach capacity production levels. Supply constraints in its industry are exacerbated because, although multiple suppliers may produce certain components, railcar manufacturing regulations and the physical capabilities of manufacturing facilities restrict the types and sizes of components and raw materials that manufacturers may use. In addition, ARI does not carry significant inventories of certain components and procures many of its components on an as-needed basis. In the event that its suppliers of railcar components and raw materials were to stop or reduce the production of railcar components and raw materials that it uses, or refuse to do business with ARI for any reason, ARI’s business would be disrupted. ARI’s inability to obtain components and raw materials in required quantities or of acceptable quality could result in significant delays or reductions in railcar shipments and could materially adversely affect its operating results.

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

ARI’s entry into the railcar leasing market may deplete its cash, cause it to compete directly with its customers and adversely affect our Railcar operations.

ARI will utilize existing cash to manufacture railcars it leases to customers, while cash from lease revenue will be received over the life of the railcar lease or leases relating to those railcars. Depending upon the number of railcars that ARI leases and the amount of cash used in other operations, its cash balances could be depleted and limit its ability to support operations, maintain or expand its existing business, or take advantage of new business opportunities. ARI could also experience significant defaults on leases that could further constrain cash.

ARI may begin to compete with certain of its significant customers through its entry into the railcar leasing market. Some of ARI’s railcar manufacturing competitors also produce railcars for use in their own railcar leasing fleet, competing directly with ARI’s new railcar leasing business and with leasing companies.

The failure to enter into commercially favorable railcar leases, re-lease or sell railcars upon lease expiration and successfully manage existing leases could materially adversely affect our Railcar operations.

The variable purchase patterns of ARI’s railcar customers and the timing of completion, customer acceptance and shipment of orders may cause its revenues and income from operations to vary substantially each quarter, which could result in significant fluctuations in our Railcar segment quarterly results.

Railcar sales comprised approximately 62.7%, 79.1% and 86.0% of our Railcar segment’s total net sales and services revenues in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. ARI’s results of operations in any particular quarterly period may be significantly affected by the number and type of railcars manufactured and shipped in that period, which is impacted by customer needs that vary greatly year to year, as discussed above. The customer acceptance and title transfer or customer acceptance and shipment of ARI’s railcars determine when it records the revenues associated with its railcar sales. Given this, the timing of customer acceptance and title transfer or customer acceptance and shipment of ARI’s railcars could cause fluctuations in our Railcar segment’s quarterly and annual results. The railroads could potentially go on strike or have other service interruptions, which could ultimately create a bottleneck and potentially cause ARI to slow down or halt its shipment and production schedules, which could have a materially adverse affect on our Railcar operations.

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

As of December 31, 2010, the employees at ARI’s sites covered by collective bargaining agreements, in the aggregate, represented approximately 18.0% of ARI’s total workforce. A collective bargaining agreement covering 11.3% of ARI’s full-time employees will expire in April 2011. Disputes with regard to the terms of these agreements or ARI’s potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot guarantee that ARI’s relations with its union workforce will remain positive nor can we guarantee that union organizers will not be successful in future attempts to organize ARI’s railcar manufacturing employees or employees at some of its other facilities. If ARI’s workers were to engage in a strike, work stoppage or other slowdown, other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, ARI could experience a significant disruption of its operations and higher ongoing labor costs. In addition, ARI could face higher labor costs in the future as a result of severance or other charges associated with layoffs, shutdowns or reductions in the size and scope of its operations.

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

Various patent, copyright, trade secret and trademark laws afford only limited protection and may not prevent ARI’s competitors from duplicating its products or gaining access to its proprietary information and technology. These means also may not permit ARI to gain or maintain a competitive advantage. As ARI expands internationally, through its joint ventures or otherwise, it becomes subject to the risk that foreign intellectual property laws will not protect ARI’s intellectual property rights to the same extent as intellectual property laws in the U.S.

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

ARI’s pending or future patent applications may not result in an issued patent and, if patents are issued to ARI, such patents may not provide meaningful protection against competitors or against competitive technologies. The U.S. Federal courts may invalidate ARI’s patents or find them unenforceable. Competitors may also be able to design around ARI’s patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. If these developments were to occur, it could have an adverse effect on ARI’s sales. If ARI’s intellectual property rights are not adequately protected, it may not be able to commercialize it technologies, products or services and its competitors could commercialize its technologies, which could result in a decrease in ARI’s sales and market share and could materially adversely affect our Railcar operations.

ARI’s products could infringe the intellectual property rights of others, which may lead to litigation that itself could be costly, result in the payment of substantial damages or royalties, and prevent ARI from using technology that is essential to its products.

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

Viskase faces competition in the United States and internationally from competitors that may have substantially greater financial resources than it has. The cellulosic casings industry includes competitors that are larger and better capitalized than Viskase is. Currently, Viskase’s primary competitors include Viscofan, S.A., Kalle Nalo GmbH and VT Holding Group, although new competitors could enter the market or competing products could be introduced. Although prices for small diameter cellulosic casings have experienced annual increases since 2006, and Viskase believes that the current output in its industry is generally in balance with global demand and that levels of capacity utilization are high, the continuous-flow nature of the casings manufacturing process has historically required competitors in its industry to compete based on price in order to maintain volume, which could result in lower pricing in future years. Viskase attempts to differentiate its products on the basis of product quality and performance, product development, service, sales and distribution, but Viskase and competitors in its industry have used price as a competitive factor in an attempt to obtain greater volumes. If prices decline, Viskase may not be able to achieve profitability, whereas certain of its competitors who are better capitalized may be positioned to absorb such price declines. Any of these factors could adversely affect our Food Packaging operations.

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

Viskase could be adversely affected if consumers in the food markets were to lose confidence in the safety and quality of meat or poultry products, particularly with respect to processed meat or poultry products for which casings are used, such as hot dogs, deli meats and sausages. Outbreaks of, or even adverse publicity about the possibility of, diseases such as avian influenza and “mad cow disease,” food-borne pathogens, such as E. coli and listeria, and any other food safety problems or concerns relating to meat and poultry products may discourage consumers from buying such products. These risks could also result in additional governmental regulations, or cause production and delivery disruptions or product recalls. Each of these risks could adversely affect our Food Packaging operations.

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

Viskase currently has manufacturing or sales and distribution centers in seven foreign countries: Brazil, Canada, France, Germany, Italy, Mexico and Poland. Its international sales and operations may be subject to various political and economic risks, including, but not limited to, possible unfavorable exchange rate fluctuations or hyperinflation; changes in a country’s or region’s political or economic conditions; governmental regulations, including import and export controls; tariffs; limits on the repatriation of funds; and taxes. Viskase’s sales to customers located outside the United States generally are subject to taxes on the repatriation of funds. In addition, international operations in certain parts of the world may be subject to international balance of payments difficulties that may raise the possibility of delay or loss in the collection of accounts receivable from sales to customers in those countries. Historically, net sales to customers located outside the United States represent the majority of Viskase’s total net sales.

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

Viskase relies on a combination of trademarks, patents, trade secret rights and other rights to protect its intellectual property. Viskase’s trademark or patent applications may not be approved and its trademarks or patents may be challenged by third parties. Viskase cannot be certain that the steps it has taken will prevent the misappropriation of its intellectual property, particularly in foreign countries where the laws may not protect its rights as fully as the laws of the United States. From time to time, it has been necessary for Viskase to enforce its intellectual property rights against infringements by third parties, and Viskase expects to continue to do so in the ordinary course of its business. Viskase also may be subjected to claims by others that it has violated their intellectual property rights. Even if Viskase prevails, third party-initiated or company-initiated claims may be time consuming and expensive to resolve, and may result in a diversion of Viskase’s time and resources. The occurrence of any of these factors could diminish the value of its trademark, patent and intellectual property portfolio, increase competition within its industry and negatively impact its sales volume and revenues.

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

Our scrap metals business operates in a highly competitive environment. We primarily provide services to industrial companies. Many other companies offer the same or similar services and compete with our metals business on a number of bases including, but not limited to: (i) price; (ii) quality of service; (iii) proximity to the consumer; (iv) proximity to sources of supply; (v) local or regional presence; (vi) technology; (vii) safety performance; and (viii) financial strength. Many of these competitors have greater financial resources than we do either nationally or in the particular locale in which they operate. Some of these competitors are larger and have more diverse businesses than we do. In addition, we also face increased competition from steel mills that are vertically integrated into the scrap metal business. Some of our foreign competitors may be able to pursue business opportunities without regard for the laws and regulations with which we must comply, such as environmental regulations. These companies may have a lower cost structure, and more operating flexibility and consequently they may be able to offer better prices and more services than we can. We cannot assure you that we will be able to compete successfully with these companies. In addition to larger companies, we compete with many smaller competitors operating locally in this highly fragmented market. Some of these smaller companies may have lower operating costs and may be able to compete more effectively on price.

Prices of commodities are volatile and markets are competitive.

Our Metals segment is exposed to commodity price risk during the period that it has title to products that are held in inventory for processing and/or resale. Prices of commodities, including scrap metals, can be volatile due to numerous factors beyond PSC Metals’ control, including:

•	general economic conditions;
•	labor costs;
•	competition;
•	financial condition of its major customers;
•	access and costs associated with transportation systems;
•	the availability of imports;
•	the availability and relative pricing of scrap metal substitutes; and
•	import duties, ocean freight costs, tariffs and currency exchange rates.

In an increasing purchase price environment for raw materials, competitive conditions may limit PSC Metals’ ability to pass on price increases to its consumers. In a decreasing sales price environment for processed scrap, PSC Metals may not have the ability to fully recoup the cost of raw scrap metal it processes and sells to its customers. New entrants into its markets could result in higher purchase prices for raw materials and lower margins from our scrap metals. Prices in the scrap metal industry are established and adjusted monthly by the major steel producers. The price of ferrous scrap is a significant factor influencing the profitability of the scrap metals industry.

Our Metals segment operates in industries that are cyclical and demand can be volatile. Adverse conditions in the steel industry could negatively affect demand for its materials.

The operating results of the scrap metals recycling industry in general, and PSC Metals’ operations specifically, are highly cyclical and dependent on general domestic and international economic conditions. Historically, in periods of national recession or slowing economic growth, the operating results of scrap metals recycling companies have been materially and adversely affected. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn. As a result of the recent global economic crisis and major cutbacks in the steel, automotive, industrial equipment, construction and other industries, PSC Metals has experienced significant fluctuations in supply, demand and pricing for its products, which could continue to adversely affect our Metals operations.

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

As part of our scrap metals business, PSC Metals procures scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metals to PSC Metals. In periods of low industry prices, suppliers may elect to hold scrap to wait for higher prices or intentionally slow their scrap sales activities. If a substantial number of scrap suppliers cease selling scrap metals to PSC Metals, its scrap metals business could be materially and adversely affected. In addition, the slowdown of industrial production and U.S. consumer consumption during the recent economic crisis has reduced and is expected to continue to reduce the supply of industrial grades of scrap metal available to PSC Metals. If the supply of scrap metal is limited, PSC Metals would be unable to recycle scrap metals at necessary volumes which could adversely affect our Metals operations.

PSC Metals may pursue acquisitions that involve inherent risks, which may cause it not to realize anticipated benefits. Additionally PSC Metals may not be able to successfully integrate future acquisitions.

PSC Metals has completed a number of recent acquisitions and it expects to continue making acquisitions of complementary businesses that enhance its customer base and related markets. Execution of its acquisition strategy involves a number of risks including:

•	inaccurate assessment of or undisclosed liabilities;
•	difficulty integrating the personnel and operations of the acquired businesses;
•	potential loss of key employees or customers of the acquired businesses;
•	difficulties in realizing anticipated cost savings, efficiencies and synergies;
•	inability to maintain uniform standards, controls and procedures;
•	managing the growth of a larger company; and
•	diversion of our management’s attention from our everyday business activities.

Our scrap metals business presents significant risk of injury or death.

Because of the heavy industrial activities conducted at PSC Metals’ facilities, there exists a risk of serious injury or death to our employees or other visitors notwithstanding the safety precautions PSC Metals takes. PSC Metals’ scrap metals business is subject to regulation by federal, state and local agencies responsible for employee health and safety, including the Occupational Safety and Health Administration. While PSC Metals has in place policies to minimize such risks, it may nevertheless be unable to avoid material liabilities for any death or injury that may occur in the future and these types of incidents may have a material adverse effect on our Metals operations.

Our scrap metals business is subject to stringent regulations, particularly under applicable environmental laws.

PSC Metals is subject to comprehensive local, state and federal statutory and regulatory environmental requirements relating to, among others:

•	the acceptance, storage, handling and disposal of solid, hazardous and Toxic Substances Control Act waste;
•	the discharge of materials into the air;
•	the management and treatment of wastewater and storm water;
•	the remediation of soil and groundwater contamination;
•	the restoration of natural resource damages; and
•	the protection of its employees’ health and safety.

PSC Metals believes that it is currently in material compliance with applicable statutes and regulations governing the protection of human health and the environment, including employee health and safety. We can give you no assurance, however, that PSC Metals will continue to be in material compliance or avoid material fines, penalties and expenses associated with compliance issues in the future.

Such laws and regulations also require manifests to be completed and delivered in connection with any shipment of prescribed materials so that the movement and disposal of such materials can be traced and the persons responsible for any mishandling of such materials identified. Regulatory requirements may also be imposed as conditions of operating permits or licenses both initially and upon renewal or modification. As part of its scrap metals business, PSC Metals must properly remove, handle, recycle or dispose of waste materials or incur liability. Transportation, transfer, storage and disposal of waste are difficult and accidents may occur. These laws and regulations are stringent and are likely to become more stringent. Existing and new laws and regulations may require our scrap metals business to modify, supplement, replace or curtail its operating methods or to modify or replace facilities or equipment at costs that may be substantial without any corresponding increase in revenues.

Hazardous substances are present in some of the processing, transfer and storage facilities owned or leased by our scrap metal business and landfill facilities used by our scrap metals business. Remediation may be required at these sites at substantial cost. We cannot assure you that the ultimate cost and expense of corrective action will not substantially exceed any reserves and have a material adverse impact on our Metals operations. In addition, governments have from time to time required companies to remediate sites where materials were properly disposed because those governments have instituted higher standards.

PSC Metals is required to obtain, and must comply with, various permits and licenses to conduct our scrap metals business. Failure to obtain or violations of any permit or license, if not remedied, could result in PSC Metals incurring substantial fines, suspension of our scrap metals business or closure of a site. Further, our scrap metals business is conducted primarily outdoors and as such, depending on the nature of the ground cover, involves the risk of releases of wastes and other regulated materials to the soil and, possibly, to groundwater. From time to time, as part of its continuous improvement programs, PSC Metals incurs costs to improve environmental control systems.

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

PSC Metals may be unable to obtain adequate environmental insurance.

Our scrap metals business is subject to potential liability for personal injuries and property damage caused by releases of hazardous substances and for remediation of risks posed by hazardous substances. Consistent with industry trends, PSC Metals may be unable to obtain an adequate amount of environmental impairment insurance for its scrap metals business at a reasonable premium to cover liability to third persons for environmental damage. Accordingly, if our scrap metals business were to incur liability for environmental damage either not provided for under such coverage or in excess of such coverage, our Metals operations could be materially or adversely affected.

Our scrap metals operations are outside and affected by severe changes in the weather. Severe weather or equipment failures may lead to production curtailments or shutdowns.

All of PSC Metals’ scrap yards can be affected by severe weather and yards that are located adjacent to rivers are subject to potential flooding, all of which can result in production curtailments or shutdowns, which could adversely impact our Metals operations. Our scrap metals business’ recycling and manufacturing processes depend, in part, upon shredders, which could be out of service temporarily as a result of unanticipated failures. As a result, PSC Metals may experience interruptions in its scrap metals business’ processing and production capabilities, which could have a material adverse effect on our Metals operations.

Real Estate

Economic downturns may have an adverse effect on the residential real estate market more than on other industries and its recovery may lag behind the economy as a whole.

Sales of our vacation properties in New Seabury, Massachusetts and Florida rely heavily on favorable credit markets and a robust economy. Sale or leasing, including lease renewals, of the commercial properties in our net lease portfolio also rely heavily on financially healthy buyers and tenants. During economic downturns, the value of our real estate portfolio may decline. We cannot assure that our Real Estate operations will be able to recoup its investments in its residential properties or continue to sell or lease its commercial properties at profitable rates.

Our investment in property development may be more costly than anticipated.

Our Real Estate segment has invested and expects to continue to invest in unentitled land, undeveloped land and distressed development properties. These properties involve more risk than properties on which development has been completed. Unentitled land may not be approved for development. These investments do not generate any operating revenue, while costs are incurred to obtain government approvals and develop the properties. Construction may not be completed within budget or as scheduled and projected rental levels or sales prices may not be achieved and other unpredictable contingencies beyond the control of our Real Estate operations could occur. Our Real Estate segment will not be able to recoup any of such costs until such time as these properties, or parcels thereof, are either disposed of or developed into income-producing assets.

Our Real Estate operations may face adverse effects from tenant bankruptcies or insolvencies.

The bankruptcy or insolvency of tenants in our retail, industrial and office properties may adversely affect the income produced by our properties. If a tenant defaults, our Real Estate operations may experience delays and incur substantial costs in enforcing its rights as landlord. If a tenant files for bankruptcy, our Real Estate operations cannot evict the tenant solely because of such bankruptcy. A court, however, may authorize a tenant to reject or terminate its lease with us. Our Real Estate operations may also incur additional vacancy and other re-tenanting expense.

Our Real Estate operations may be subject to environmental liability as an owner or operator of development and rental real estate.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances, pollutants and contaminants released on, under, in or from its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such substances. To the extent any such substances are found in or on any property invested in by us, our Real Estate segment could be exposed to liability and be required to incur substantial remediation costs. The presence of such substances or the failure to undertake proper remediation may adversely affect the ability to finance, refinance or dispose of such property. Our Real Estate segment generally conducts a Phase I environmental site assessment on properties in which it is considering investing. A Phase I environmental site assessment involves record review, visual site assessment and personnel interviews, but does not typically include invasive testing procedures such as air, soil or groundwater sampling or other tests performed as part of a Phase II environmental site assessment. Accordingly, there can be no assurance that any assessments conducted will disclose all potential liabilities or that future property uses or conditions or changes in applicable environmental laws and regulations or activities at nearby properties will not result in the creation of environmental liabilities with respect to a property.

A rising interest rate environment may reduce values of rental real estate properties.

A rising interest rate environment may negatively impact values and rental rates may not be able to be raised in a timely manner or at all in order to offset the negative impact on values of increasing rates.

Home Fashion

WPI has had a history of net losses and negative cash flow from operations, and WPI can provide no assurance that it will ever generate income or positive cash flows from operations.

WPI has had a history of net losses. For fiscal 2010, fiscal 2009 and fiscal 2008, our Home Fashion segment incurred net losses of $62 million, $59 million and $84 million, respectively. In addition, our Home Fashion segment has not generated positive cash flows from its operations. For fiscal 2010, fiscal 2009 and fiscal 2008, our Home fashion segment had net cash used in operating activities of $50 million, $54 million and $11 million, respectively.

We can provide no assurance that our Home Fashion segment will ever generate income or positive cash flows from operations. Until WPI is able to generate positive cash flows from its operations, WPI will continue to require external financing to operate its business, for which WPI has no commitments after June 2011 when its revolving credit agreement expires.

WPI has a limited operating history and acquired its business from the former owners through bankruptcy proceedings in 2005. Certain of the issues that contributed to WestPoint Stevens filing for bankruptcy continue to affect WPI’s business operations and financial condition.

WPI commenced operations on August 8, 2005 concurrent with the acquisition of assets from WestPoint Stevens as part of its bankruptcy reorganization. Certain of the issues that contributed to WestPoint Stevens’ filing for bankruptcy, such as intense industry competition, the inability to produce goods at a cost competitive with overseas suppliers, the increasing prevalence of direct sourcing by principal customers and continued incurrence of overhead costs associated with an enterprise larger than the current business can profitably support, continue to exist and may continue to adversely affect our Home Fashion operations.

WPI cannot assure you that it will be able to extend, enlarge or replace WPI’s current credit facility when it expires in June 2011.

WestPoint Home’s current credit facility with Bank of America expires in June 2011. If WPI is unable to extend or enlarge this facility or obtain a replacement facility or other alternative financing, WPI may not have financing to fund its working capital needs, capital expenditures and other requirements of its business through the next twelve months. If WPI is able to extend this facility or obtain a replacement facility, the terms may be less advantageous than the terms of the current facility. Any of these factors could have a material adverse effect on the growth of WPI’s business and on WPI’s financial position and operating results.

From time to time WPI may explore additional financing methods and other means to make needed investments. Such financing methods could include stock issuance or debt financing. If WPI’s business does not improve, it is likely that this financing would be available only on terms that are not advantageous and potentially highly dilutive to existing stockholders of WPI’s stock. WPI cannot assure you that any additional financing will be available to it on acceptable terms.

If WPI is able to obtain the financing it needs, the terms of the financing as well as any resulting increased indebtedness may impose operating and financial restrictions on WPI and may have adverse consequences to our Home Fashion operations.

WPI is exploring alternative sources of financing, any of which, if obtained, are expected to impose various operating and financial restrictions on WPI. These restrictions may include, among others, limitations on indebtedness, liens, asset sales, transactions with affiliates, acquisitions, mergers, capital expenditure, dividends and investments.

If WPI is successful in obtaining the financing it needs through incurring additional indebtedness, this could have adverse consequences to WPI, and consequently, our Home Fashion operations.

An increase in WPI’s indebtedness levels could also limit its business opportunities. If WPI’s cash flow and capital resources are insufficient to fund its debt service obligations, WPI may be forced to reduce or delay capital expenditures, sell assets or seek to obtain additional equity capital or to refinance or restructure its indebtedness.

The home fashion industry is cyclical, seasonal and highly correlated to home sales.

The home fashion industry is both cyclical and seasonal, which affects WPI’s performance. Traditionally, the home fashion industry is seasonal, with a peak sales season in the fall. In response to this seasonality, WPI increases its inventory levels during the first six months of the year to meet customer demands for the peak fall season. In addition, the home fashion industry is traditionally cyclical and WPI’s performance may be negatively affected by downturns in consumer spending. The home fashion industry is also highly correlated to home sales, and WPI’s performance has been negatively affected by the downturn in this market.

The loss of any of WPI’s large customers could have an adverse effect on its business.

During fiscal 2010, WPI’s six largest customers accounted for approximately 64% of its net sales. Other retailers have indicated that they intend to significantly increase their direct sourcing of home fashion products from foreign sources. The loss of any of WPI’s largest accounts, or a material portion of sales to those accounts, would have an adverse effect upon WPI’s business, which could be material.

A substantial portion of WPI’s sales are derived from licensed designer brands. The loss of a significant license could have an adverse effect on its business.

A substantial portion of WPI’s sales is derived from licensed designer brands. The loss of a significant license could have a material adverse effect on its business. The only licensed brand that contributed greater than 10% of WPI’s revenues for fiscal 2010, fiscal 2009 and fiscal 2008 was “Ralph Lauren,” which contributed approximately $137 million, $113 million, and $130 million, respectively, during such periods. The license agreements for these designer brands generally are for a term of two or three years. Some of the licenses are automatically renewable for additional periods, provided that sales thresholds set forth in the license agreements are met. The loss of a significant license could have an adverse effect upon WPI’s business, which effect could be material. Under certain circumstances, these licenses can be terminated without WPI’s consent due to circumstances beyond WPI’s control.

WPI currently operates as a licensee to Ralph Lauren Home in the product categories of fashion bed, bath, utility bedding and blankets. As a result of an ongoing strategic effort on the part of Ralph Lauren to take certain of its licensed businesses in-house, WPI’s license with Ralph Lauren in such categories (other than utility bedding and blankets) will terminate on April 30, 2011. WPI will continue to supply fashion bed and bath products, made at WPI’s facility in Bahrain and at its joint venture facility in Pakistan to Ralph Lauren as a vendor, rather than a licensee. WPI’s license with Ralph Lauren in the utility bedding and blanket categories, which was set to expire on December 31, 2010, has been extended to December 31, 2012. There is no assurance that in the aggregate the revenue stream from new sales to Ralph Lauren in the future that result from WPI’s new role as a vendor to Ralph Lauren will equal the aggregate revenue stream generated from WPI acting as a licensee in prior years.

During 2010 there has been a shortage of the principal raw materials WPI uses to manufacture its products, particularly cotton and cotton yarn that has forced WPI to pay significantly more for those materials. Continuing or future shortages will increase WPI’s cost of goods and cause WPI to increase its prices, which could have an adverse effect on WPI’s operations, and, to the extent WPI is not able to pass the cost increases to its customers, the margins on WPI products will be decreased.

Any shortage in the raw materials WPI uses to manufacture its products could adversely affect WPI’s operations. The principal raw materials that WPI uses in the manufacture of its products are cotton of various grades and staple lengths and polyester and nylon in staple and filament form. During fiscal 2010, there has been a shortage of cotton and cotton yarn that has forced WPI to pay significantly more for those materials. The shortages have resulted from weather problems in Pakistan, which have decreased cotton production, as well as increased internal usage in India and China. In addition, these countries, as well as other countries in the region, have decreased exports to protect domestic supplies. Furthermore, the shortages have resulted in the unwillingness of many producers to enter into long-term supply agreements, which has resulted in increased price volatility. These shortages have also resulted in increased prices for other raw materials, including polyester and nylon. The increases in production costs in recent periods have negatively affected WPI’s operating margins. In addition, limited availability in freight transportation costs increases has further increased WPI’s aggregate costs of raw materials. WPI has not been able to pass all these cost increases to its customers through increased prices and, as a result, the margins on WPI’s products have decreased. To the extent WPI increases the prices of its products to take into account its increased costs, WPI’s sales may be negatively affected. The shortages may also impact the availability of raw materials, thereby adversely impacting the timing and volume of WPI sales. WPI expects the shortages to continue into fiscal 2011 and cannot determine when the shortages will end.

The home fashion industry is very competitive and WPI’s success depends on its ability to compete effectively in its market.

The home fashion industry is highly competitive. WPI’s future success will, to a large extent, depend on its ability to be a low-cost producer and to remain competitive. WPI competes with both foreign and domestic companies on the basis of price, quality and customer service. WPI’s future success depends on its ability to remain competitive in the areas of marketing, product development, price, quality, brand names, manufacturing capabilities, distribution and order processing. Any failure to compete effectively could adversely affect WPI’s sales and, accordingly, our Home Fashion operations. Additionally, the easing of trade restrictions over time has led to growing competition from low-priced products imported from Asia and Latin America. The lifting of import quotas in 2005 has accelerated the loss of WPI’s market share.

WPI has increased the percentage of its products that are made overseas. There is no assurance that WPI will be successful in obtaining goods of sufficient quality on a timely basis and on advantageous terms. WPI is subject to additional risks relating to doing business overseas.

WPI has increased the percentage of its products that is made overseas and faces additional risks associated with these efforts. WPI currently has a manufacturing facility that it owns through a subsidiary in Bahrain and a manufacturing facility that WPI partially owns pursuant to a joint venture in Pakistan. WPI also has a sourcing office in China and purchases from manufacturers in many foreign countries. WPI has only limited experience in overseas procurement and, accordingly, WPI cannot assure you that it will be successful in obtaining goods of sufficient quality on a timely basis and on advantageous terms.

Recent civil unrest in Bahrain has not affected WPI’s operations in that country to date, but we cannot assure you that future events in Bahrain or the other foreign countries in which WPI has operations will not have a material adverse effect on WPI’s business and foreign assets and the cost or availability of its goods.

There has been consolidation of retailers of home fashion products that may reduce WPI’s profitability.

The consolidation of retailers of consumer goods has resulted in certain retailers having a greater ability to secure more favorable terms from vendors. Retailers’ pricing leverage has resulted in a decline in WPI’s unit pricing and margins and resulted in a shift in product mix to more private label programs. If WPI is unable to diminish the decline in its pricing and margins, WPI may not be able to achieve profitability.

WPI continues to restructure its operations but these efforts may not be successful.

To improve WPI’s competitive position, WPI intends to continue to significantly reduce its cost of goods sold by restructuring some of WPI’s remaining operations in the plants located in the United States, increasing production within WPI’s non-U.S. facilities and joint venture operation and sourcing goods from lower-cost overseas facilities and vendors. There is no assurance that WPI will be successful in its continuing restructuring efforts, the failure of which could adversely impact WPI’s profitability and ability to compete effectively.

The retail industry in the United States is highly competitive and subject to the various economic cycles of consumer demand. WPI is subject to the retailers’ demand for products as manifest by underlying consumer spending. WPI may incur adverse financial consequences if WPI’s retail customers experience adverse financial results.

Retailers of consumer goods are dependent upon consumer spending. In turn, consumer spending is broadly a function of the overall economic environment. Given the weaknesses in the overall economy, and in the home sales market specifically, the level of consumer retail spending for home textile products is likely to decline, which would have an adverse impact on WPI’s business and financial results. In the current unsettled economic environment, the indicators are that consumers are not purchasing discretionary goods to the extent they have in the past. To the extent that retailers of consumer goods are faced with financial difficulties due to weakened consumer demand, depending upon the amount of business that WPI does with any such customer, WPI’s financial results may be adversely affected. This adverse impact could arise out of the potential recoverability of a receivable from a financially impaired retailer or from a customer doing less business with WPI. WPI believes it maintains adequate receivable reserves for specifically known events and an overall general provision for unknown circumstances. However, depending upon the magnitude of any future unknown event, these reserves may not be sufficient.

WPI is subject to various U.S. federal, state and local and foreign laws, rules and regulations. If WPI does not comply with these laws, rules and regulations, it may incur significant costs in the future to become compliant.

WPI is subject to various U.S. federal, state and local and foreign laws, rules and regulations governing, among other things, the discharge, storage, handling, usage and disposal of a variety of hazardous and non-hazardous substances and wastes used in, or resulting from, WPI’s operations, including potential remediation obligations under those laws and regulations. WPI’s operations are also governed by U.S. federal, state, local and foreign laws, rules and regulations relating to employee safety and health which, among other things, establish exposure limitations for cotton dust, formaldehyde, asbestos and noise, and which regulate chemical, physical and ergonomic hazards in the workplace. Although WPI does not expect that compliance with any of these laws, rules and regulations will materially adversely affect our Home Fashion operations, WPI cannot assure you that regulatory requirements will not become more stringent in the future or that WPI will not incur significant costs to comply with those requirements.

Holding Company Investments

We may not be able to identify suitable investments, and our investments may not result in favorable returns or may result in losses.

Our partnership agreement allows us to take advantage of investment opportunities we believe exist outside of our operating businesses. The equity securities in which we may invest may include common stock, preferred stock and securities convertible into common stock, as well as warrants to purchase these securities. The debt securities in which we may invest may include bonds, debentures, notes or non-rated mortgage-related securities, municipal obligations, bank debt and mezzanine loans. Certain of these securities may include lower rated or non-rated securities, which may provide the potential for higher yields and therefore may entail higher risk and may include the securities of bankrupt or distressed companies. In addition, we may engage in various investment techniques, including derivatives, options and futures transactions, foreign currency transactions, “short” sales and leveraging for either hedging or other purposes. We may concentrate our activities by owning significant or controlling interest in certain investments. We may not be successful in finding suitable opportunities to invest our cash and our strategy of investing in undervalued assets may expose us to numerous risks.

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

We have investments aggregating $2.6 billion in the Private Funds. If the Private Funds experience negative performance, the value of these investments will be negatively impacted.

Our investments may be subject to significant uncertainties.

Our investments may not be successful for many reasons, including, but not limited to:

•	fluctuations of interest rates;
•	lack of control in minority investments;
•	worsening of general economic and market conditions;
•	lack of diversification;
•	fluctuations of U.S. dollar exchange rates; and
•	adverse legal and regulatory developments that may affect particular businesses.

Item 1B. Unresolved Staff Comments.

There are no unresolved SEC staff comments.

Item 2. Properties.

Automotive

Federal-Mogul’s world headquarters is located in Southfield, Michigan, which is a leased facility. Federal-Mogul had 173 manufacturing facilities, technical centers, distribution centers, and sales and administration office facilities worldwide at December 31, 2010. Approximately 34% of the facilities are leased; the majority of which are distribution centers, and sales and administration offices. Federal-Mogul owns the remainder of the facilities.

Type of Facility	U.S. and Canada	Europe	Rest of World	Total
Manufacturing facilities	28	46	30	104
Technical centers	8	7	2	17
Distribution centers	8	6	5	19
Sales and administration offices	7	8	18	33
	51	67	55	173

The facilities range in size from approximately 300 square feet to 1.1 million square feet. Federal-Mogul’s management believes that substantially all of Federal-Mogul’s facilities are in good condition and that it has sufficient capacity to meet its current and expected manufacturing and distribution needs.

Gaming

Tropicana’s corporate headquarters is located in Las Vegas, Nevada, which is leased office space, and currently owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The nine properties operated by Tropicana feature approximately 424,000 square feet of gaming space and 6,228 hotel rooms, serviced by approximately 7,200 full and part-time employees. The nine casino facilities Tropicana currently operates include three casinos in Nevada, three casinos in Mississippi and one casino in each of Indiana, Louisiana and New Jersey.

Railcar

ARI’s headquarters is located in St. Charles, Missouri. ARI leases its facility from an entity owned by Mr. James Unger, Vice Chairman of ARI’s board of directors, pursuant to a lease agreement that expires December 31, 2021.

In addition, ARI owns 11 properties and leases five other properties in which it conducts its railcar manufacturing, industrial component and industrial parts manufacturing and railcar services operations. All of ARI’s properties are located in North America.

Food Packaging

Viskase’s headquarters is located in Darien, Illinois. In addition, Viskase operates seven manufacturing facilities and nine distribution centers throughout North America, Europe and South America.

Metals

PSC Metals is headquartered in Mayfield Heights, Ohio and, as of December 31, 2010, operates 33 yards and two secondary products storage centers. PSC Metals’ facilities are strategically located in high-volume scrap markets throughout the upper Midwestern and Southeastern United States, placing PSC Metals in proximity to both suppliers and consumers of scrap metals. A secondary products storage center is located in Smithville, Ontario.

Real Estate

Our Real Estate segment is headquartered in White Plains, New York. As of December 31, 2010, our Real Estate segment owned 30 retail, office and industrial properties, the majority of which are net leased to single corporate tenants. These primarily consist of fee and leasehold interests in 13 states. In terms of square footage, approximately 93% of these properties are net-leased, 4% are operating properties and 3% are vacant as of December 31, 2010.

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

Home Fashion

WPI is headquartered in New York, New York. WPI’s properties are indirectly owned or leased through its subsidiaries. WPI owns and operates manufacturing facilities and distribution centers in Chipley, Florida and Greenville, Alabama. On January 31, 2011, WPI announced the closure of its facility in Greenville, Alabama. WPI’s primary distribution center is in Wagram, North Carolina and through WPI’s wholly owned subsidiary WPI owns a manufacturing facility in Bahrain. WPI’s joint venture company owns a manufacturing facility in Lahore, Pakistan. WPI owns office space in West Point, Georgia, and Valley, Alabama, and leases various additional office space, including 85,564 square feet in New York City. WPI also leases space elsewhere for other administrative, storage and office space. WPI’s management believes that its facilities and equipment are in good condition and sufficient for current operations.

Item 3. Legal Proceedings.

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

Total accrued environmental liabilities were $19 million and $22 million at December 31, 2010 and 2009, respectively. Federal-Mogul believes that such accruals will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, Federal-Mogul’s results of operations and financial condition could be materially affected. At December 31, 2010, Federal-Mogul estimates that reasonably possible material additional losses above and beyond its best estimate of required remediation costs, as recorded, approximate $44 million.

Other Matters

Federal-Mogul is involved in other legal actions and claims, directly and through its subsidiaries, that arise in the normal course of business. Federal-Mogul does not believe that the outcomes of these other actions or claims are likely to have a material adverse effect on its financial position, operating results or cash flows.

Tropicana

Trademark Litigation

Certain parties, or the Plaintiffs, affiliated with the new owners of Tropicana Hotel & Casino, or Tropicana LV, filed a declaratory judgment action in the District Court, Clark County, Nevada, on July 20, 2009, against Aztar Corporation and Tropicana LLC originally seeking only a declaratory judgment that Tropicana LV had the right to operate a hotel and casino under the name “Tropicana” without any interference by or payment to Aztar Corporation or Tropicana LLC (together, the “Defendants”). The Plaintiffs’ complaint sought no damages or injunctive relief. On August 10, 2009, Defendants removed the action to the District of Nevada and filed an answer and counterclaim asserting Plaintiffs’ use of “Tropicana” infringes upon Defendants’ rights in three federally registered trademarks. The Plaintiffs filed a motion to remand the action to Nevada state court, which was granted on January 21, 2010. The parties are currently engaged in discovery.

During the course of proceedings, the Plaintiffs and Defendants each filed a motion for summary judgment claiming ownership of the “Tropicana” trademark. Both motions were denied, although the Nevada state court preliminarily found that the Plaintiffs might have an unexercised reversionary ownership interest in the trademark as a result of an agreement that is 30 years old. Nonetheless, because any exercise of this purported reversionary interest by Tropicana LV could potentially deprive Tropicana, as successor to Tropicana LLC, of its asserted ownership of the Tropicana trademark, the Defendants filed a motion in the Chapter 11 Cases for an order rejecting the 1980 trade name agreement. In addition, Tropicana, together with its subsidiary, New Tropicana Holdings, Inc., or New Tropicana, and certain affiliates of Icahn Capital LP, as secured lenders to Tropicana, filed a complaint in the Chapter 11 Cases against the Plaintiffs, seeking a declaration that, consistent with prior, uncontested orders of the Bankruptcy Court, New Tropicana is the owner of the “Tropicana” trademark, the Exit Facility lenders have a perfected security interest in that property, and the Nevada state court action, to the extent it seeks to assert ownership over the trademark or question the validity of the security interest, violates the automatic stay. The complaint also demands an injunction against any further efforts by the Plaintiffs to re-litigate the ownership issue, and seeks other remedies on behalf of the Exit Facility lenders. A motion by the Plaintiffs to dismiss the complaint is pending.

If the Plaintiffs are successful in the Nevada State Court action, they would have rights to continued use of the “Tropicana” trademark in perpetuity in connection with the Las Vegas hotel and associated operations without control by Tropicana or payment of any royalty or license fee to Tropicana. Their continued use of the trademark without restriction could dilute the “Tropicana” brand and be detrimental to Tropicana’s future properties that utilize that brand. Furthermore, if the Plaintiffs are successful in the Nevada state court action and the defendants and Tropicana are not successful in the Bankruptcy Court proceedings, the Plaintiffs may establish ownership rights and Tropicana’s right to continued use of the “Tropicana” name, in a particular geographic area, on an exclusive basis, or at all, could be adversely affected.

WPI

During fiscal 2010, there were developments in two lawsuits, one in the federal courts in New York and one in the Delaware state courts, challenging, among other matters, the status of our ownership interests in the common and preferred stock of WPI. We (through Aretex LLC) had acquired ownership of a majority of the WPI common stock through a July 2005 Sale Order entered by the United States Bankruptcy Court for the Southern District of New York. Under that Sale Order, WPI acquired substantially all of the assets of WestPoint Stevens, Inc. The losing bidders at the Bankruptcy Court auction that led to the Sale Order challenged the Sale Order. In November 2005, the United States District Court for the Southern District of New York modified portions of the Sale Order in a manner that could have reduced our ownership of WPI stock below 50%. In its March 26, 2010 decision, the Second Circuit held that we are entitled to own a majority of WPI’s common stock, and thus have control of WPI. The Second Circuit ordered the Bankruptcy Court’s Sale Order reinstated, to ensure that our percentage ownership of the common stock will be at least 50.5%. The Second Circuit ordered the District Court to remand the matter back to the Bankruptcy Court for further proceedings consistent with its ruling, and the District Court has done so. The Bankruptcy Court entered an Order on December 6, 2010 implementing the Second Circuit’s decision. As a result, after exercise of all subscription rights issued pursuant to the Purchase Agreement and the completion of the subscription rights offering, we (including our affiliates) will beneficially own between 13,197,193 and 23,698,806 shares of WPI common stock, which we expect will represent between 50.5% and 79% of WPI’s outstanding common stock, depending upon the extent to which the other holders of subscription rights exercise their subscription rights. The WestPoint Stevens, Inc. bankruptcy case remains open and the Bankruptcy Court retains jurisdiction over the parties.

There was also a proceeding in Delaware Chancery Court, brought by the same “losing bidders” who are parties to the case decided by the Second Circuit. After the ruling by the Second Circuit, the plaintiffs filed a modified third amended complaint in the Delaware case. In that complaint, the plaintiffs pled claims for breach of fiduciary duty (and aiding and abetting such alleged breach) against us, and against Icahn Enterprises Holdings, Carl C. Icahn and others, based on the WPI’s not having proceeded with a registration statement. Plaintiffs also asserted a contractual claim against WPI relating to the registration statement alleging that because WPI did not proceed with the registration statement, plaintiffs were unable to sell their securities in WPI, and sought to recover the diminution in the value of those securities. Plaintiffs also asserted a claim for unjust enrichment against all defendants, including us, WPI, Icahn Enterprises Holdings, Carl C. Icahn and others, based on claims that defendants were beneficiaries of a stay order improperly entered by the Bankruptcy Court. On November 3, 2010, the Chancery Court dismissed the modified third amended complaint in its entirety. Plaintiffs appealed to the Delaware Supreme Court. On January 31, 2011, the plaintiffs filed their opening brief on the appeal. Among other things, plaintiffs argue that the Chancery Court erred in vacating its earlier granting of summary judgment in plaintiffs’ favor on a claim for breach of contract that had been asserted in the second amended complaint and in dismissing plaintiffs’ amended claim for breach of contract asserted in the modified third amended complaint. Both of the contract claims sought an unspecified amount of damages based on WPI’s not having proceeded with the registration of its securities. Plaintiffs also argue that the Chancery Court should not have dismissed claims for breach of fiduciary duty asserted against us and certain of WPI’s officers, directors and shareholders (but not against WPI), also based on not having proceeded with the registration statement. Our brief on the appeal, which was filed on March 2, 2011, argues that the judgement dismissing the complaint is correct and should be affirmed. Plaintiff’s reply brief is due March 17, 2011. The Court has not yet scheduled oral argument.

National Energy Group, Inc.

National Energy Group, Inc., or NEGI, is a defendant, together with Icahn Enterprises and various individuals, including one of our current directors, as additional defendants, in a purported stockholder derivative and class action lawsuit alleging that among other things, certain of NEGI’s current and former officers and directors breached their fiduciary duties to NEGI and its stockholders in connection with NEGI’s sale of its 50% interest in an oil and gas holding company. Following such disposition, NEGI has had no business and its principal assets consist of cash and short-term investments, which currently aggregate approximately $48 million. In March, 2008, NEGI dissolved and filed a Form 15 with the SEC deregistering its securities under the Exchange Act. As a result, NEGI’s status as a public company has been suspended.

The lawsuit was settled and the settlement received court approval. No appeal was filed and defendant Icahn Enterprises paid $9 million on August 25, 2010 into an escrow account designated by plaintiff and such funds, after the withdrawal of plaintiff’s counsel’s awarded attorneys’ fee and plaintiff’s awarded fee, were distributed to the class of NEGI stockholders represented by plaintiff. In addition, all claims against all defendants were dismissed.

ARI

ARI was named the defendant in a wrongful death lawsuit, Nicole Lerma v. American Railcar Industries, Inc., filed on August 17, 2007 in the Circuit Court of Greene County, Arkansas Civil Division. The court reached a verdict in ARI’s favor on May 24, 2010. The plaintiff did not appeal the decision within the time frame allowed.

PSC Metals

Environmental Matters

PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question. PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of December 31, 2010 and 2009. If it is determined that PSC has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.

Certain of PSC Metals’ facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals’ operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management’s judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $27 million and $28 million as of December 31, 2010 and 2009, respectively. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

Our depositary units are traded on the NYSE under the symbol “IEP.” The range of high and low sales prices for the depositary units on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal) for each quarter during fiscal 2010 and fiscal 2009 are as follows:

Quarter Ended:	High	Low
March 31, 2009	41.30	21.36
June 30, 2009	39.25	25.09
September 30, 2009	44.37	32.29
December 31, 2009	42.74	37.03
March 31, 2010	49.98	38.63
June 30, 2010	45.93	30.66
September 30, 2010	40.50	32.38
December 31, 2010	36.81	33.67

As of December 31, 2010, there were approximately 10,600 record holders of our depositary units.

There were no repurchases of our depositary units during fiscal 2010 or fiscal 2009.

Distributions

During each of fiscal 2010 and fiscal 2009, we paid four quarterly distributions to holders of our depositary units of $0.25 per unit.

On March 2, 2011 the board of directors of Icahn Enterprises GP approved a quarterly cash distribution of $0.25 per unit on its depositary units payable in the first quarter of fiscal 2011. The distribution is payable on March 30, 2011 to depositary unitholders of record at the close of business on March 15, 2011. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

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

As of March 4, 2011, there were 84,728,419 depositary units outstanding.

Each depositary unitholder will be taxed on the unitholder’s allocable share of our taxable income and gains.

Item 6. Selected Financial Data.

The following table contains our selected historical consolidated financial data, which should be read in conjunction with our consolidated financial statements and the related notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K. The selected financial data as of December 31, 2010 and 2009 and for the fiscal years ended December 31, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements at those dates and for those periods, contained elsewhere in this Annual Report on Form 10-K. The historical selected financial data as of December 31, 2008, 2007 and 2006 and for the fiscal years ended December 31, 2007 and 2006 have been derived from our audited consolidated financial statements at those dates and for those periods, not contained in this Annual Report on Form 10-K, as adjusted retrospectively for our acquisitions of the controlling interests in American Railcar Industries, Inc. and Viskase Companies, Inc., which were entities under common control and reported in our consolidated results on an as-if-pooling basis.

Additionally, we acquired a controlling interest in Federal-Mogul, that has been consolidated as of March 1, 2008. In addition, as discussed in Note 3, Acquisitions, to the consolidated financial statements, located in Item 8 of this Annual Report on Form 10-K, we acquired a controlling interest in Tropicana, that has been consolidated as of November 15, 2010. These acquisitions affect the comparability of our selected financial data presented below.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In Millions, Except Per Unit Amounts)
Statement of Operations Data:
Net sales	$7,934	$6,970	$8,430	$2,506	$2,348
Other revenues from operations	194	104	74	59	72
Net gain (loss) from investment activities	814	1,406	(2,920)	439	1,122
Income (loss) from continuing operations	744	1,224	(3,142)	510	1,046
(Loss) income from discontinued operations	(1)	1	485	84	850
Net income (loss)	743	1,225	(2,657)	594	1,896
Less: Net (income) loss attributable to non-controlling interests	(544)	(972)	2,631	(272)	(768)
Net income (loss) attributable to Icahn Enterprises	$199	$253	$(26)	$322	$1,128
Net income (loss) attributable to Icahn Enterprises from:
Continuing operations	$200	$252	$(511)	$233	$331
Discontinued operations	(1)	1	485	89	797
Net income (loss) attributable to Icahn Enterprises	$199	$253	$(26)	$322	$1,128
Net income (loss) attributable to Icahn Enterprises allocable to:
Limited partners	$195	$229	$(57)	$103	$507
General partner	4	24	31	219	621
Net income (loss) attributable to Icahn Enterprises	$199	$253	$(26)	$322	$1,128
Basic income (loss) per LP Unit:
Income (loss) from continuing operations	$2.36	$3.04	$(7.84)	$0.24	$0.03
(Loss) income from discontinued operations	(0.01)	0.01	7.04	1.34	8.19
Basic income (loss) per LP unit	$2.35	$3.05	$(0.80)	$1.58	$8.22
Basic weighted average LP units outstanding	83	75	71	65	62
Diluted income (loss) per LP Unit:
Income (loss) from continuing operations	$2.35	$2.96	$(7.84)	$0.24	$0.03
(Loss) income from discontinued operations	(0.01)	0.01	7.04	1.34	8.19
Diluted income (loss) per LP unit	$2.34	$2.97	$(0.80)	$1.58	$8.22
Dilutive weighted average LP units outstanding	84	79	71	65	62
Other Financial Data:
EBITDA(1)	$876	$798	$866	$584	$1,432
Adjusted EBITDA(1)	954	922	478	472	475
Cash distributions declared, per LP Unit	1.00	1.00	1.00	0.55	0.40
Balance Sheet Data:
Cash and cash equivalents	$2,963	$2,256	$2,917	$2,424	$1,929
Investments	7,470	5,405	4,531	6,445	3,462
Property, plant and equipment, net	3,455	2,958	3,179	801	777
Total assets	21,338	18,886	19,730	13,318	9,841
Debt	6,509	5,186	4,977	2,441	1,063
Post-employment benefit liability	1,272	1,413	1,356	30	50
Equity attributable to Icahn Enterprises	3,183	2,834	2,564	2,486	2,985

(1)	EBITDA represents earnings before interest expense, income tax (benefit) expense and depreciation and amortization. We define Adjusted EBITDA as EBITDA excluding the effects of impairment, restructuring costs, certain non-cash pension plan expenses, OPEB curtailment gains, purchase accounting inventory adjustments, discontinued operations and gains/losses on extinguishment of debt. We present EBITDA and Adjusted EBITDA on a consolidated basis, net of the effect of non-controlling interests. We conduct substantially all of our operations through subsidiaries. The operating results of our subsidiaries may not be sufficient to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us for payment of our indebtedness, payment of distributions on our depositary units or otherwise, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which these subsidiaries currently may be subject or into which they may enter into in the future. The terms of any borrowings of our subsidiaries or other entities in which we own equity may restrict dividends, distributions or loans to us.

We believe that providing EBITDA and Adjusted EBITDA to investors has economic substance as these measures provide important supplemental information of our performance to investors and permits investors and management to evaluate the core operating performance of our business without regard to interest, taxes and depreciation and amortization and the effects of impairment, restructuring costs, certain non-cash pension plan expenses, OPEB curtailment gains, purchase accounting inventory adjustments, discontinued operations and gains/losses on extinguishment of debt. Additionally, we believe this information is frequently used by securities analysts, investors and other interested parties in the evaluation of companies that have issued debt. Management uses, and believes that investors benefit from referring to these non-GAAP financial measures in assessing our operating results, as well as in planning, forecasting and analyzing future periods. Adjusting earnings for these charges allows investors to evaluate our performance from period to period, as well as our peers, without the effects of certain items that may vary depending on accounting methods and the book value of assets. Additionally, EBITDA and Adjusted EBITDA present meaningful measures of corporate performance exclusive of our capital structure and the method by which assets were acquired and financed.

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

Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized often will have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. Other companies in the industries in which we operate may calculate EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. In addition, EBITDA and Adjusted EBITDA do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations.

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

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(In Millions)
Attributable to Icahn Enterprises:
Net income (loss)	$199	$253	$(26)	$322	$1,128
Interest expense	338	268	295	177	137
Income tax expense (benefit)	11	(40)	327	36	3
Depreciation, depletion and amortization	328	317	270	49	164
EBITDA attributable to Icahn Enterprises	$876	$798	$866	$584	$1,432
Impairment(a)	$8	$34	$337	$20	$7
Restructuring(b)	12	37	117	13	8
Purchase accounting inventory adjustment(c)	—	—	54	—	—
Expenses associated with U.S. based funded pension plans(d)	40	50	3	—	—
OPEB Curtailment gains(e)	(22)	—	—	—	—
Discontinued operations(f)	—	(1)	(753)	(145)	(972)
Net loss (gain) on extinguishment of debt(g)	40	4	(146)	—	—
Adjusted EBITDA attributable to Icahn Enterprises	$954	$922	$478	$472	$475

(a)	Represents asset impairment charges, net of non-controlling interests. The amount for fiscal 2008 relates primarily to our Automotive segment for goodwill and other indefinite-lived intangible assets.
(b)	Restructuring costs represent expenses incurred by our Automotive and Home Fashion segments, relating to efforts to integrate and rationalize businesses and to relocate manufacturing operations to best-cost countries.
(c)	In connection with the application of purchase accounting upon the acquisition of Federal-Mogul, we adjusted Federal-Mogul’s inventory balance as of March 1, 2008 to fair value. This resulted in an additional non-cash charge to cost of goods sold during fiscal 2008 which is reflected net of non-controlling interests.
(d)	Represents expense associated with Federal-Mogul’s U.S. based funded pension plans, net of non-controlling interests.
(e)	Represents curtailment gains relating to Federal-Mogul’s elimination of certain other post-employment benefits for certain of its employees.
(f)	Discontinued operations primarily include the operating results of and gains on sales of our former oil and gas operations, which were sold in November, 2006 and our former gaming segment, American Casino & Entertainment Properties, LLC, which was sold in February 2008.
(g)	During the fourth quarter of fiscal 2008, we purchased outstanding debt of entities in our consolidated financial statements in the principal amount of $352 million and recognized an aggregate gain of $146 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes.

Overview

Introduction

Icahn Enterprises L.P., or Icahn Enterprises, is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P., or Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc., or Icahn Enterprises GP, our sole general partner, which is owned and controlled by Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of December 31, 2010, affiliates of Mr. Icahn owned 78,454,899 of our depositary units which represented approximately 92.6% of our outstanding depositary units. As discussed below, we redeemed all of our outstanding preferred units on March 31, 2010. We are a diversified holding company owning subsidiaries engaged in the following operating businesses: Investment Management, Automotive, Gaming, Railcar, Food Packaging, Metals, Real Estate, and Home Fashion. In addition to our operating businesses, we discuss below the Holding Company, which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company.

Significant Events

Investment Management

As more fully described in a letter to our investors in the Private Funds filed with the SEC on Form 8-K on March 7, 2011, we have determined to return all fee-paying capital to our investors. Payments will be funded through cash on hand and borrowings under existing credit lines, not through the sale of securities held by the Private Funds.

Senior Notes Offering

On January 15, 2010, we and Icahn Enterprises Finance Corp., or Icahn Enterprises Finance, (referred to collectively as the Issuers), issued $850 million aggregate principal amount of 7.75% Senior Unsecured Notes due 2016, or 2016 Notes, and $1,150 million aggregate principal amount of 8% Senior Unsecured Notes due 2018, or 2018 Notes and, together with the 2016 Notes, referred to as the Initial New Notes, pursuant to the purchase agreement, dated January 12, 2010, by and among the Issuers, Icahn Enterprises Holdings, as guarantor, or the Guarantor, and Jefferies & Company, Inc., as initial purchaser. The gross proceeds from the issuance of the Initial New Notes were approximately $1,987 million, a portion of which was used to purchase the approximate $1.28 billion in aggregate principal amount (or approximately 97%) of the senior unsecured 7.125% notes due 2013, or the 2013 Notes, and the senior unsecured 8.125% notes due 2012, or the 2012 Notes, and, together with the 2013 Notes, referred to as the Senior Unsecured Notes, that were tendered pursuant to certain cash tender offers and consent solicitations. Interest on the Initial New Notes is payable on January 15 and July 15 of each year, commencing July 15, 2010. The Senior Unsecured Notes were satisfied and discharged on January 15, 2010.

On November 12, 2010, the Issuers issued an additional $200 million aggregate principal amount of the 2016 Notes and $300 million aggregate principal amount of the 2018 Notes, such additional notes referred to as the Additional New Notes, pursuant to the purchase agreement, dated November 8, 2010, or the Additional New Notes Purchase Agreement, by and among the Issuers, Icahn Enterprises Holdings, as guarantor and Jefferies & Company, Inc., as initial purchaser. The Additional New Notes constitute the same series of securities as the Initial New Notes for purposes of the indenture governing the notes and vote together on all matters with such series. The Additional New Notes have substantially identical terms as the Initial New Notes.

The gross proceeds from the sale of the Additional New Notes were approximately $512 million and will be used for general corporate purposes.

The Initial New Notes and Additional New Notes (referred to collectively as the notes) are issued under and are governed by an indenture, dated January 15, 2010, or the Indenture, among the Issuers, the Guarantor and Wilmington Trust Company, as trustee. The Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments. On or after January 15, 2013, the Issuers may redeem all of the 2016 Notes at a price equal to 103.875% of the principal amount of the 2016 Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 101.938% on and after January 15, 2014 and 100% on and after January 15, 2015. On or after January 15, 2014, the Issuers may redeem all of the 2018 Notes at a price equal to 104.000% of the principal amount of the 2018 Notes, plus accrued and unpaid interest, with such option redemption prices decreasing to 102.000% on and after January 15, 2015 and 100% on and after January 15, 2016. Before January 15, 2013, the Issuers may redeem up to 35% of the aggregate principal amount of each of the 2016 Notes and 2018 Notes with the net proceeds of certain equity offerings at a price equal to 107.750% and 108.000%, respectively, of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the 2016 Notes or 2018 Notes, as the case may be, originally issued remains outstanding immediately after such redemption. If the Issuers experience a change of control, the Issuers must offer to purchase for cash all or any part of each holder’s notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest.

The notes and the related guarantee are the senior unsecured obligations of the Issuers and rank equally with all of the Issuers’ and the Guarantor’s existing and future senior unsecured indebtedness and rank senior to all of the Issuers’ and the Guarantor’s existing and future subordinated indebtedness. The notes and the related guarantee are effectively subordinated to the Issuers’ and the Guarantor’s existing and future secured indebtedness to the extent of the collateral securing such indebtedness. The notes and the related guarantee are also effectively subordinated to all indebtedness and other liabilities of the Issuers’ subsidiaries other than the Guarantor.

In connection with the issuance of the Initial New Notes, the Issuers and the Guarantor entered into a Registration Rights Agreement, dated January 15, 2010, with the Initial Purchaser. On April 16, 2010, we filed an initial registration statement on Form S-4 under the Securities Act of 1933, as amended (the “Securities Act”) with respect to the Initial New Notes. The SEC declared our exchange offer registration statement on Form S-4 under the Securities Act with respect to the Initial New Notes effective on June 21, 2010. Pursuant to the Registration Rights Agreement, we subsequently commenced the exchange offer to exchange the unregistered Initial New Notes for registered Exchange Notes and the exchange offer expired on July 21, 2010. The 2016 Notes in the aggregate principal amount of approximately $849 million and 2018 Notes in the aggregate principal amount of $1,150 million were properly tendered in the exchange offer and accepted by us in exchange for registered Exchange Notes. The 2016 Notes in the principal amount of approximately $1.5 million were not tendered in the exchange offer and remain unregistered.

In connection with the issuance of the Additional New Notes, the Issuers and the Guarantor entered into a Registration Rights Agreement, dated November 12, 2010. On December 3, 2010, we filed an initial registration statement on Form S-4 under the Securities Act with respect to the Additional New Notes. The SEC declared our exchange offer registration statement on Form S-4 with respect to the Additional New Notes effective on December 29, 2010. Pursuant to the Registration Rights Agreement, we subsequently commenced the exchange offer to exchange the unregistered Additional New Notes for registered Exchange Notes and the exchange offer expired on February 2, 2011. The 2016 Notes in the aggregate principal amount of approximately $199.5 million and the 2018 Notes in the aggregate principal amount of approximately $299.9 million were properly tendered in the exchange offer and accepted by us in exchange for registered Exchange Notes. The 2016 Notes in the principal amount of approximately $0.5 million and the 2018 Notes in the principal amount of approximately $0.1 million were not tendered in the exchange offer and remain unregistered.

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

Acquisition of Controlling Interest in Tropicana

Acquisition History

On March 8, 2010, or the Effective Date, Tropicana Entertainment Inc., or Tropicana, completed the acquisition of certain assets of its predecessor, Tropicana Entertainment, LLC, and certain subsidiaries and affiliates thereof (together, the Predecessors) and Tropicana Resort and Casino-Atlantic City, or Tropicana AC. Such transactions, referred to as the “Restructuring Transactions,” were effected pursuant to the Joint Plan of Reorganization of Tropicana Entertainment, LLC, or Tropicana LLC, and Certain of Its Debtor Affiliates Under Chapter 11 of the Bankruptcy Code, filed with the United States Bankruptcy Court for the District of Delaware on January 8, 2009, as amended, or the Plan. Prior to the Restructuring Transactions, Icahn Partners LP, or Icahn Partners, Icahn Partners Master Fund LP, or Master Fund I, Icahn Partners Master Fund II LP, or Master Fund II, Icahn Partners Master Fund III LP, or Master Fund III, each an indirectly held subsidiary of ours, held positions in certain debt securities and instruments in the Predecessors. As a result of the Restructuring Transactions pursuant to the Plan, Icahn Partners, Master Fund I, Master Fund II and Master Fund III received a combined amount of 11,880,021 shares of Tropicana common stock.

In addition, in connection with Tropicana’s completion of the Restructuring Transactions, Tropicana entered into a credit agreement, dated as of December 29, 2009 (referred to as the Exit Facility). Each of Icahn Partners, Master Fund I, Master Fund II and Master Fund III is a lender under the Exit Facility and, in the aggregate, hold over 50% of the loans under the Exit Facility. Furthermore, Icahn Agency Services LLC, one of our indirect subsidiaries, is the administrative agent under the Exit Facility. Pursuant to the terms of the Exit Facility, the lenders, including Icahn Partners, Master Fund I, Master Fund II and Master Fund III, were issued warrants to purchase shares of Tropicana common stock (referred to as the Warrants). On March 9, 2010, Icahn Partners, Master Fund I, Master Fund II and Master Fund III exercised their Warrants in their entirety and received an additional combined amount of 784,158 shares of Tropicana common stock.

On November 15, 2010, the Investment Funds (as defined herein) acquired an additional 668,000 shares of Tropicana common stock. The Investment Funds now hold, in the aggregate, 13,538,446 shares of Tropicana common stock, representing approximately 51.5% of the outstanding shares of Tropicana common stock. As a result of the additional purchase of shares of Tropicana common stock, we are required to consolidate Tropicana’s financial results effective November 15, 2010, which now comprises our Gaming segment. The fair value of our equity interest in Tropicana was $251 million prior to the 668,000 shares purchased on November 15, 2010. As a result of remeasuring our equity interest to fair value, we recognized a gain of $74 million which is included in net gain from investment activities in our consolidated statements of operations. Additionally, we recognized a bargain purchase gain of $16 million which is included in other loss (income), net in our consolidated statements of operations. Estimates of fair value are based on industry data and trends and by reference to relevant market rates and transactions, and discounted cash flow valuation methods, among other factors.

See below for a discussion of the impact of consolidating the results of Tropicana as of November 15, 2010 and its effect on various financial measures presented.

Other Significant Events

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

Declaration of Distribution on Depositary Units

On March 2, 2011, the Board of Directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the first quarter of the fiscal year ending December 31, 2011, or fiscal 2011. The distribution will be paid on March 30, 2011, to depositary unitholders of record at the close of business on March 15, 2011. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

Results of Operations

Consolidated Financial Results from Continuing Operations

The following tables summarize revenues, income (loss) from continuing operations and income (loss) attributable to Icahn Enterprises from continuing operations for each of our reportable segments (in millions of dollars):

	Revenues(1)			Income (Loss) From Continuing Operations			Income (Loss) Attributable to Icahn Enterprises From Continuing Operations
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Investment Management	$934	$1,596	$(2,783)	$840	$1,448	$(2,848)	$348	$469	$(335)
Automotive(2)	6,239	5,397	5,727	160	(28)	(453)	116	(29)	(350)
Gaming(3)	78	—	—	(1)	—	—	1	—	—
Railcar	270	444	821	(27)	15	31	(15)	8	17
Food Packaging	317	296	290	14	15	—	10	11	—
Metals	725	384	1,243	4	(30)	66	4	(30)	66
Real Estate	90	96	103	8	11	14	8	11	14
Home Fashion	431	382	438	(62)	(59)	(84)	(42)	(40)	(55)
Holding Company	57	10	299	(170)	(148)	132	(222)	(148)	132
Eliminations(4)	(22)	—	—	(22)	—	—	(8)	—	—
Total	$9,119	$8,605	$6,138	$744	$1,224	$(3,142)	$200	$252	$(511)

(1)	Revenues include net sales, other revenues from operations, net gain (loss) from investment activities, interest, dividend income and other (loss) income, net.
(2)	Automotive results for fiscal 2008 are for the period March 1, 2008 through December 31, 2008.
(3)	Gaming results for fiscal 2010 are for the period November 15, 2010 through December 31, 2010.
(4)	Eliminations relate to the unrealized gains recorded by our Investment Management segment for its investment in Tropicana for the period November 15, 2010 through December 31, 2010.

A summary of the significant developments for the fiscal year ended December 31, 2010, or fiscal 2010, is as follows:

•	Issued $2.5 billion in senior unsecured notes and increased our liquidity by an additional $1.1 billion in fiscal 2010, after taking into effect the redemption of the 2012 Notes and 2013 Notes and the payment of certain fees and expenses related to the debt offerings;

•	Income from continuing operations attributable to Icahn Enterprises for our Investment Management segment of $348 million;
•	Additional investment of $250 million in the Investment Funds in the first quarter of fiscal 2010; the fair market value of our interest in the Investment Funds, including earned incentive allocations and special profits interest allocation from prior periods that were retained in the Investment Funds at December 31, 2010 was $2.6 billion;
•	Income from continuing operations attributable to Icahn Enterprises for our Automotive segment of $116 million for fiscal 2010;
•	Loss from continuing operations attributable to Icahn Enterprises for our Holding Company of $224 million for fiscal 2010 and was primarily due to interest expense on our senior notes; and
•	The addition of three new segments in fiscal 2010 from our majority interest acquisitions of ARI, Viskase and Tropicana, comprising our Railcar, Food Packaging and Gaming segments, respectively.

A summary of the significant developments for the fiscal year ended December 31, 2009, or fiscal 2009, is as follows:

•	Income from continuing operations attributable to Icahn Enterprises for our Investment Management segment of $469 million for fiscal 2009 due to positive performance in the Investment Funds compared to loss from continuing operations attributable to Icahn Enterprises of $335 million for the fiscal year ended December 31, 2008, or fiscal 2008;
•	Additional investment of $750 million in the Investment Funds in fiscal 2009; the fair market value of interest in the Investment Funds, including earned incentive allocations and special profits interest allocation from prior periods that were retained in the Investment Funds at December 31, 2009 was $2.0 billion;
•	Loss from continuing operations attributable to Icahn Enterprises for our Holding Company of $148 million for fiscal 2009 primarily due to interest expense on our senior unsecured notes;
•	Loss from continuing operations attributable to Icahn Enterprises for our Automotive segment of $29 million with restructuring expenses before non-controlling interests of $32 million for fiscal 2009;
•	Loss from continuing operations attributable to Icahn Enterprises for our Metals segment of $30 million for fiscal 2009, including pretax impairment charges of $13 million; and
•	Loss from continuing operations attributable to Icahn Enterprises for our Home Fashion segment of $40 million for fiscal 2009 with restructuring and impairment charges before non-controlling interests of $27 million for fiscal 2009.

Investment Management

Overview

Icahn Onshore LP, or the Onshore GP, and Icahn Offshore LP, or the Offshore GP (and, together with the Onshore GP, being referred to herein as the General Partners) act as general partner of Icahn Partners LP (formed in fiscal 2004), or the Onshore Fund, and the Offshore Master Funds (as defined below), respectively. Effective January 1, 2008, in addition to providing investment advisory services to the Private Funds, the General Partners provide or cause their affiliates to provide certain administrative and back office services to the Private Funds. The General Partners do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and qualified investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available. As referred to herein, the Offshore Master Funds consist of (i) Master Fund I (formed in fiscal 2004), (ii) Master Fund II (formed in fiscal 2007) and (iii) Master Fund III (formed in fiscal 2007). The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the Investment Funds.

The Offshore GP also acts as general partner of a fund formed as a Cayman Islands exempted limited partnership that invests in the Offshore Master Funds. This fund, together with other funds that also invest in the Offshore Master Funds, constitute the Feeder Funds and, together with the Investment Funds, are referred to herein as the Private Funds.

As more fully described in a letter to our investors in the Private Funds filed with the SEC on Form 8-K on March 7, 2011, we have determined to return all fee-paying capital to our investors. Payments will be funded through cash on hand and borrowings under existing credit lines, not through the sale of securities held by the Private Funds.

Revenues

The Investment Management segment derives revenues from three sources: (1) special profits interest allocations; (2) incentive allocations and (3) gains and losses from our interest in the Investment Funds.

Effective January 1, 2008, the limited partnership agreements of the Investment Funds provide that the applicable General Partner is eligible to receive a special profits interest allocation at the end of each calendar year from each capital account maintained in the Investment Funds that is attributable to: (i) in the case of the Onshore Fund, each fee-paying limited partner in the Onshore Fund and (ii) in the case of the Feeder Funds, each fee-paying investor in the Feeder Funds (that excludes certain investors that are affiliates of Mr. Icahn) (in each case, referred to herein as an investor). Prior to July 1, 2009, this allocation was generally equal to 0.625%, of the balance in each fee-paying capital account as of the beginning of each quarter (for each investor, the Target Special Profits Interest Amount) except that amounts are allocated to the General Partners in respect of special profits interest allocations only to the extent that net increases (i.e., net profits) are allocated to an investor for the fiscal year. Accordingly, any special profits interest allocations allocated to the General Partners in respect of an investor in any year cannot exceed the net profits allocated to such investor in such year. (See below for discussion of fee structure effective July 1, 2009).

In the event that sufficient net profits are not generated by an Investment Fund with respect to a capital account to meet the full Target Special Profits Interest Amount for an investor for a calendar year, a special profits interest allocation will be made to the extent of such net profits, if any, and the shortfall will be carried forward and added to the Target Special Profits Interest Amount determined for such investor for the next calendar year. Adjustments, to the extent appropriate, will be made to the calculation of the special profits interest allocations for new subscriptions and withdrawals by investors. In the event that an investor redeems in full from a Feeder Fund or the Onshore Fund before the full targeted Target Special Profits Interest Amount determined for such investor has been allocated to the General Partner in the form of a special profits interest allocation, the amount of the Target Special Profits Interest Amount that has not yet been allocated to the General Partner will be forfeited and the General Partner will not receive it.

Incentive allocations are determined based on the aggregate amount of net profits earned by each fee-paying investor in the Investment Funds (after the special profits interest allocation is made). Incentive allocations are based on the investment performance of the Investment Funds, which is a principal determinant of the long-term success of the Investment Management segment because it generally enables assets under management, or AUM, to increase through retention of fund profits and by making it more likely to attract new investment capital and minimize redemptions by Private Fund investors. Prior to July 1, 2009, incentive allocations were generally 25% of the net profits (both realized and unrealized) generated by fee-paying investors in the Investment Funds, and are subject to a “high watermark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses for each investor in prior periods are recovered). The amount of these incentive allocations are calculated and allocated to the capital accounts of the General Partners annually except for incentive allocations earned as a result of investor redemption events during interim periods, provided that, as discussed below, effective July 1, 2009, certain new options do not provide for incentive allocations at the end of each fiscal year. (See below for discussion of the fee structure effective July 1, 2009).

Beginning July 1, 2009 and through July 1, 2010, all limited partnership agreements and offering memoranda of the Private Funds (collectively referred to as the Fund Documents) were revised primarily to provide investors with various new options for investments in the Private Funds (each being referred to as an Option). Each Option has certain eligibility criteria for investors, which were permitted to roll over their investments made in the Private Funds prior to July 1, 2009 (referred to as the Pre-Election Investments) into one or more of the new Options. For fee-paying investments, the special profits interest allocations range from 1.5% to 2.25% per annum and the incentive allocations range from 15% (in some cases subject to a preferred return) to 22% per annum. The new Options also have different withdrawal terms, with certain Options being permitted to withdraw capital every six months (subject to certain limitations on aggregate withdrawals) and other Options being subject to three-year rolling lock-up periods, provided that early withdrawals are permitted at certain times with the payment to the Investment Funds of a fee.

The economic and withdrawal terms of the Pre-Election Investments remained the same, which include a special profits interest allocation of 2.5% per annum, an incentive allocation of 25% per annum and a three-year lock-up period (or sooner, subject to the payment of an early withdrawal fee). Certain of the Options preserve each investor’s existing high watermark with respect to its rolled over Pre-Election Investments and one of the Options established a hypothetical high watermark for new capital invested before December 31, 2010 by persons that were investors prior to July 1, 2009. If an investor did not roll over a Pre-Election Investment into another Option when it was first eligible to do so without the payment of a withdrawal fee, the Private Funds required such investor to withdraw such Pre-Election Investment.

The General Partners waived the special profits interest allocations and incentive allocations for Icahn Enterprises’ investments in the Investment Funds and Mr. Icahn’s direct and indirect holdings and may, in their sole discretion, modify or may elect to reduce or waive such fees with respect to any investor that is an affiliate, employee or relative of Mr. Icahn or his affiliates, or for any other investor.

All of the special profits interest allocations and incentive allocations are eliminated in consolidation; however, our share of the net income from the Private Funds includes the amount of these allocations.

Our Investment Management results are driven by the combination of the Investment Funds’ AUM and the investment performance of the Investment Funds, except, as discussed above, that special profits interest allocations are only earned to the extent that there are sufficient net profits generated from the Investment Funds to cover such allocations.

The General Partners and their affiliates also earn income (or are subject to losses) through their interests in the Investment Funds. We also earn income (or are subject to losses) through our interest in the Investment Funds. In both cases the income or losses consist of realized and unrealized gains and losses on investment activities along with interest and dividend income.

AUM and Fund Performance

The table below reflects changes to AUM for the fiscal years ended December 31, 2010, 2009, 2008, 2007, 2006 and 2005. The end-of-period balances represent total AUM, including any accrued management fees (for periods prior to January 1, 2008), special profits interest allocations and any incentive allocations and our interests in the Investment Funds, as well as investments of other affiliated parties who have not been charged management fees (for periods prior to January 1, 2008), special profits interest allocations or incentive allocations for the periods presented (in millions of dollars):

	Year Ended December 31,
	2010	2009	2008	2007	2006	2005
Balance, beginning of period	$5,805	$4,368	$7,511	$4,020	$2,647	$1,167
Net in-flows (outflows)	(130)	(77)	(274)	3,005	332	1,150
Appreciation (depreciation)	889	1,514	(2,869)	486	1,041	330
Balance, end of period	$6,564	$5,805	$4,368	$7,511	$4,020	$2,647
Fee-paying AUM	$1,631	$2,152	$2,374	$5,050	$3,193	$2,136

The following table sets forth performance information for the Investment Funds that were in existence for the comparative periods presented. These gross returns represent a weighted-average composite of the average gross returns, net of expenses for the Private Funds.

	Gross Return(1) for the Year Ended December 31,
	2010	2009	2008	2007	2006	2005
Investment Funds	15.2%	33.3%	-35.6%	12.3%	37.8%	17.9%

(1)	These returns are indicative of a typical investor who has been invested since inception of the Investment Funds. The performance information is presented gross of any management fees (for periods prior to January 1, 2008), accrued special profits interest allocations and incentive allocations but net of expenses. Past performance is not necessarily indicative of future results.

The Investment Funds’ aggregate gross performance was 15.2% for fiscal 2010. During fiscal 2010, the Investment Funds’ long equity exposure drove performance, although it was offset in part by negative performance from the Investment Funds’ short equity exposure. The Investment Funds’ gains from long credit exposure were partially offset by losses from short credit exposure.

The Investment Funds’ aggregate gross performance was 33.3% for fiscal 2009. During fiscal 2009, the Investment Funds’ performance was primarily driven by their long exposure to the credit markets, including fixed income, bank debt and derivative instruments, as well as an increase in the value of certain core equity holdings. The Investment Funds’ short equity and short credit exposure were negative contributors to performance as both credit and equity markets continued to improve throughout the year.

The Investment Funds’ aggregate gross performance was -35.6% for fiscal 2008. During fiscal 2008, losses were primarily a result of the decline in certain of the Investment Funds’ core holdings as well as the Investment Funds’ long credit exposure. For fiscal 2008, the Investment Funds’ short exposure in equity produced gains due to the negative U.S. equity markets. Short exposure to credit contributed gains for fiscal 2008 and overall credit exposure was slightly positive, although such gains were offset by long credit exposure.

The Investment Funds’ aggregate performance was 12.3% for fiscal 2007. During fiscal 2007, the Investment Funds’ performance was primarily driven by their long equity exposure. Additionally, short positions in high-yield credit and the broad U.S. equity markets also added to performance as high-yield spreads widened and the market declined in the last months of fiscal 2007. However, our long investments in energy more than offset the losses from the energy hedge and overall the sector was positive.

The Investment Funds’ aggregate performance was 37.8% for fiscal 2006. During fiscal 2006, the Investment Funds’ performance was primarily driven by their long equity exposure. Profits were somewhat offset by hedged positions in energy and shorts against a few long hotel and retail positions. Volatility was reduced as a result, as was our intent with these short positions.

The Investment Funds’ aggregate performance was 17.9% for fiscal 2005. We were in the process of investing the Investment Funds during fiscal 2005. The performance for fiscal 2005 was primarily driven by the Investment Funds’ long equity exposure.

Since inception in November 2004, the Investment Funds’ gross returns are 90.4%, representing an annualized rate of return of 11.0% through December 31, 2010, which is indicative of a typical investor who has invested since inception of the Investment Funds (excluding management fees (for periods prior to January 1, 2008), special profits interest allocations and incentive allocations).

Operating Results

We consolidate certain of the Private Funds into our results. Accordingly, in accordance with U.S. GAAP, any special profits interest allocations, incentive allocations and earnings on investments in the Investment Funds are eliminated in consolidation. These eliminations have no impact on our net income; however, as our allocated share of the net income from the Private Funds includes the amount of these allocations and earnings.

The tables below provide a reconciliation of the unconsolidated revenues and expenses of our interest in the General Partners and Icahn Capital L.P., or Icahn Capital, to the consolidated U.S. GAAP revenues and expenses. The first column represents the results of operations of our interest in the General Partners and Icahn Capital without the impact of consolidating the Private Funds or the eliminations arising from the consolidation of these funds. This includes the gross amount of any special profits interest allocations, incentive allocations and returns on investments in the Investment Funds that is attributable to us only. This also includes gains and losses on our interest in the Investment Funds. The second column represents the total consolidated income and expenses of the Private Funds for all investors, including us, before eliminations. The third column represents the eliminations required in order to arrive at our consolidated U.S. GAAP reported results for our Investment Management segment (for fiscal 2009 and 2008 only), which is provided in the fourth column.

Summarized statements of operations for our Investment Management segment on a deconsolidated basis, reconciling to a U.S. GAAP basis for fiscal 2010, fiscal 2009 and fiscal 2008 is as follows (in millions of dollars):

	Year Ended December 31, 2010
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	Total Investment Management Results	Tropicana(1) Eliminations	Total U.S. GAAP Results
Revenues:
Special profits interest allocations	$45		$—	$(45)	$—	$—	$—
Incentive allocations	5		—	(5)	—	—	—
Net gain from investment activities	328	(2)	756	(328)	756	(21)	735
Interest and dividend income	—		178	—	178	(1)	177
	378		934	(378)	934	(22)	912
Selling, general and administrative	28		60	—	88		88
Interest expense	—		4	—	4		4
	28		64	—	92	—	92
							0
Income from continuing operations before income tax expense	350		870	(378)	842	(22)	820
Income tax expense	(2)		—	—	(2)	—	(2)
Income from continuing operations	348		870	(378)	840	(22)	818
Less: Income attributable to non-controlling interests from continuing operations	—		(788)	296	(492)	14	(478)
Income attributable to Icahn Enterprises from continuing operations	$348		$82	$(82)	$348	$(8)	$340

	Year Ended December 31, 2009
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	Total U.S. GAAP Results
Revenues:
Special profits interest allocations	$154		$—	$(154)	$—
Net gain from investment activities	352	(2)	1,379	(352)	1,379
Interest and dividend income	—		217	—	217
	506		1,596	(506)	1,596
Selling, general and administrative	35		107	—	142
Interest expense	—		4	—	4
	35		111	—	146
Income from continuing operations before income tax expense	471		1,485	(506)	1,450
Income tax expense	(2)		—	—	(2)
Income from continuing operations	469		1,485	(506)	1,448
Less: Income attributable to non-controlling interests from continuing operations	—		(1,307)	328	(979)
Income attributable to Icahn Enterprises from continuing operations	$469		$178	$(178)	$469

	Year Ended December 31, 2008
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	Total U.S. GAAP Results
Revenues:
Special profits interest allocations	$—		$—	$—	$—
Net loss from investment activities	(303	)(2)	(3,025)	303	(3,025)
Interest and dividend income	—		242	—	242
	(303)		(2,783)	303	(2,783)
Selling, general and administrative	32		21	—	53
Interest expense	—		12	—	12
	32		33	—	65
Loss from continuing operations before income tax expense	(335)		(2,816)	303	(2,848)
Income tax expense	—		—	—	—
Loss from continuing operations	(335)		(2,816)	303	(2,848)
Less: Loss attributable to non-controlling interests from continuing operations	—		2,787	(274)	2,513
Loss attributable to Icahn Enterprises from continuing operations	$(335)		$(29)	$29	$(335)

(1)	Eliminations relate to the unrealized gains recorded by our Investment Management segment for its investment in Tropicana for the period November 15, 2010 through December 31, 2010.
(2)	As of December 31, 2010, we had investments with a fair market value of $2.6 billion in the Investment Funds for which no special profits interest allocations or incentive allocations are applicable, with gains of $328 million, gains of $352 million and losses of $303 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. These investments and related earnings are reflected in the Private Funds’ net assets and earnings.

The following is a discussion of our Investment Management segment results for the periods discussed below.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

As of December 31, 2010, the full Target Special Profits Interest Amount was $45 million, which includes a Target Special Profits Interest Amount of $43 million for fiscal 2010 and a hypothetical return of $5 million on the full Target Special Profits Interest Amount from the Investment Funds, offset in part by forfeited Special Profits Interest Amount of $3 million due to redemptions. The full Target Special Profits Interest Amount of $45 million at December 31, 2010 was allocated to the General Partners at December 31, 2010. This compares to a full Target Special Profits Interest Amount of $154 million as of December 31, 2009, which included a carry-forward Target Special Profits Interest Amount of $70 million from December 31, 2008, a Target Special Profits Interest Amount of $54 million for fiscal 2009 and a hypothetical return on the full Target Special Profits Interest Amount from the Investment Funds of $30 million. The full Target Special Profits Interest Amount of $154 million at December 31, 2009 was allocated to the General Partners at December 31, 2009.

Incentive allocations were $5 million for fiscal 2010. Incentive allocations were not material for fiscal 2009 as a result of “high watermarks” that were established for fee-paying investors during fiscal 2008. Incentive allocations are calculated on an investor-by-investor basis. (The General Partners do not earn incentive allocations during a particular period even though the Investment Funds may have a positive return in such period until losses for each investor in prior periods have been recovered.) The General Partners’ incentive allocations earned from the Investment Funds are accrued on a quarterly basis and are allocated to the General Partners at the end of the Investment Funds’ fiscal year (or sooner on redemptions), provided that, effective July 1, 2009, certain new options do not provide for incentive allocations at the end of each fiscal year.

The net gain from our interest in the Investment Funds was $328 million and $352 million for fiscal 2010 and fiscal 2009, respectively. The net gain for the respective periods is comprised of a return on our interest in the Investment Funds along with a return on earned incentive allocations and special profits interest allocations from prior periods that were retained in the Investment Funds.

Net realized and unrealized gains of the Investment Funds on investment activities were $756 million for fiscal 2010 as compared to $1.4 billion for fiscal 2009. The decrease relates to a lower rate of return in the Investment Funds during fiscal 2010 compared the corresponding year period.

Interest and dividend income was $178 million for fiscal 2010 and $217 million for fiscal 2009. The decrease was primarily due to decreased interest income resulting from a reduction in fixed-income investments.

The General Partners’ and Icahn Capital’s selling, general and administrative expense, or SG&A, for fiscal 2010 decreased by $7 million as compared to fiscal 2009. The decrease was primarily attributable to lower compensation awards relating to special profits interest allocations made during fiscal 2010, offset in part by higher shareholder actions expenses as compared to the corresponding prior year period.

The Private Funds’ SG&A for fiscal 2010 decreased by $47 million as compared to corresponding prior year period. This decrease was primarily attributable to a decrease in dividend expense and lower appreciation of the deferred management fee payable by the consolidated Offshore Fund in fiscal 2010 as compared to the corresponding prior year period.

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

Despite a significant improvement in performance in the Investment Funds in fiscal 2009 as compared to fiscal 2008, incentive allocations were not material for fiscal 2009 as a result of “high watermarks” that were established for fee-paying investors during fiscal 2008. Incentive allocations are calculated on an investor-by-investor basis. (The General Partners do not earn incentive allocations during a particular period even though the Investment Funds may have a positive return in such period until losses for each investor in prior periods have been recovered.) The General Partners’ incentive allocations earned from the Investment Funds are accrued on a quarterly basis and are allocated to the General Partners at the end of the Investment Funds’ fiscal year (or sooner on redemptions), provided that, effective July 1, 2009, certain new options do not provide for incentive allocations at the end of each fiscal year.

The net gain from investment activities from our interest in the Investment Funds was $352 million for fiscal 2009 as compared to a net loss from investment activities of $303 million for fiscal 2008. The net gain or loss for the respective periods is comprised of a return on our interest in the Investment Funds along with a return on earned incentive allocations and special profits interest allocations from prior periods that were retained in the Investment Funds.

Net gains on investment activities from the Investment Funds were $1.4 billion for fiscal 2009 as compared to a net loss of $3.0 billion for fiscal 2008. The increase relates to the positive performance of the Investment Funds during fiscal 2009.

Interest and dividend income was $217 million for fiscal 2009 and $242 million for fiscal 2008, with the decrease due to amounts earned on interest-paying investments. The General Partners’ and Icahn Capital’s SG&A for fiscal 2009 increased by $3 million as compared to fiscal 2008. Included in the General Partner’s and Icahn Capital’s costs and expenses is compensation expense which increased in fiscal 2009 by $9 million over fiscal 2008, primarily attributable to compensation awards relating to special profits interest allocations but was offset in part by lower general and administrative costs incurred in fiscal 2009 as compared to corresponding prior year period.

The Private Funds’ SG&A for fiscal 2009 increased by $86 million as compared to fiscal 2008. This increase was primarily attributable to an increase in dividend expense and appreciation of the deferred management fee payable by the consolidated Offshore Fund in fiscal 2009 as compared to the corresponding prior year period.

Other Operating Segments

The following is a discussion of our other operating segments’ results for the periods discussed below:

Net Sales, Costs of Goods Sold and Gross Margin

	Net Sales			Cost of Goods Sold			Gross Margin
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2010	2009	2008(1)	2010	2009	2008(1)	2010	2009	2008(1)
Automotive	$6,219	$5,330	$5,652	$5,212	$4,538	$4,730	$1,007	$792	$922
Railcar	206	365	758	210	329	683	(4)	36	75
Food Packaging	316	299	283	234	220	225	82	79	58
Metals	725	382	1,239	697	403	1,102	28	(21)	137
Real Estate	39	45	73	9	16	32	30	29	41
Home Fashion	429	369	425	400	338	394	29	31	31
	$7,934	$6,790	$8,430	$6,762	$5,844	$7,166	$1,172	$946	$1,264

Other Revenues from Operations and Other Expenses from Operations

	Other Revenues from Operations			Other Expenses from Operations			Gross Margin
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Gaming	$78	$—	$—	$72	$—	$—	$6	$—	$—
Railcar	68	58	51	55	47	41	13	11	10
Real Estate	48	46	23	23	26	10	25	20	13
	$194	$104	$74	$150	$73	$51	$44	$31	$23

(1)	Although Federal-Mogul’s results are included in our consolidated financial statements as of March 1, 2008, we believe that a meaningful discussion of Federal-Mogul’s results should encompass its results for the entire fiscal 2008, excluding our discussion related to impairment and restructuring charges which we discuss for the period March 1, 2008 through December 31, 2008. Further, the trends and events impacting the entire fiscal 2008 are directionally consistent with the results for the period March 1, 2008 through December 31, 2008, which are also provided in the following table:

	Year Ended December 31, 2008	Period March 31, 2008 through December 31, 2008
Net sales	$6,866	$5,652
Cost of goods sold	5,742	4,730
Gross margin	1,124	922
Selling, general and administrative	867	709

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Automotive

During fiscal 2010, Federal-Mogul derived 63% of its net sales from the original equipment manufacturer and servicers, or OE, market and 37% from the aftermarket. Federal-Mogul’s customers include the world’s largest automotive OEs and major distributors and retailers in the independent aftermarket. During fiscal 2010, Federal-Mogul derived 39% of its sales in the United States and 61% internationally.

In June 2010, Federal-Mogul acquired 100% ownership of the Daros Group, a privately-owned supplier of high technology piston rings for large-bore engines used in industrial energy generation and commercial shipping, with manufacturing operations in China, Germany and Sweden, for $39 million in cash.

Net sales for fiscal 2010 increased by $889 million (17%) as compared to the corresponding prior year period. In general, light and commercial vehicle OE production increased in all regions and, when combined with market share gains in all regions across all three manufacturing segments, resulted in increased OE sales of $957 million when compared to the corresponding prior year period. Aftermarket sales increased by $22 million when compared to the corresponding prior year period, despite $48 million in reduced sales in Venezuela as a direct consequence of currency restrictions. Over 60% of Federal-Mogul’s sales originate outside the United States; therefore, the impact of the U.S. dollar strengthening in 2010, primarily against the euro, decreased reported sales by $53 million when compared to the corresponding prior year period. Net customer price decreases reduced net sales by $53 million when compared to the corresponding prior year period. The Daros Group acquisition increased sales by $16 million.

Cost of goods sold for fiscal 2010 increased by $674 million (15%) as compared to the corresponding prior year period. This increase was due to an increase in manufacturing, labor and variable overhead costs of $794 million as a direct consequence of the higher production volumes, inclusive of $14 million of such costs associated with the Daros Group acquisition, and increased depreciation of $7 million, partially offset by materials and services sourcing savings of $63 million, productivity and operational efficiency, in excess of labor and benefits inflation of $48 million, currency movements of $14 million and decreased pension expense of $2 million.

Gross margin for fiscal 2010 increased by $215 million (27%) as compared to the corresponding prior year period. As a percentage of net sales, gross margin was 16% and 15% for fiscal 2010 and fiscal 2009, respectively. Net customer price decreases of $53 million, currency movements of $39 million and increased depreciation of $7 million were more than offset by sales volume increases, which increased gross margin by $199 million, materials and services sourcing savings of $63 million, productivity and operational efficiency, in excess of labor and benefits inflation, of $48 million, and decreased pension expense of $2 million. The Daros Group acquisition increased gross margin by $2 million.

Gaming

As discussed above, we consolidated the financial results of Tropicana effective November 15, 2010. For the period November 15, 2010 through December 31, 2010, Tropicana recorded $78 million in revenues.

Tropicana’s financial results are highly dependent upon the number of customers that it attracts to its facilities and the amounts those customers spend per visit. Additionally, Tropicana’s operating results may be affected by, among other things, overall economic conditions affecting the discretionary income of its customers, competitive factors, gaming tax increases and other regulatory changes, the opening of new gaming operations, the negative impact the Predecessors’ bankruptcy filings had on our facilities, Tropicana’s ability to reinvest in its properties, potential future exposure for liabilities of the Predecessors that it assumed, its limited operating history and general public sentiment regarding travel and gaming. Historically, Tropicana’s operating results are the strongest in the third quarter and the weakest in the fourth quarter. In addition, favorable weather and long-weekend holidays affect its operating results.

Revenues are one of Tropicana’s main performance indicators with more than 85% of net revenues generated from casino operations. Casino revenues represent the difference between wins and losses from gaming activities such as slot machines and table games. Key volume indicators include table game volumes and slot volumes, which refer to amounts wagered by our customers. Win or hold percentage represents the percentage of the amounts wagered that is won by the casino, which is not fully controllable by us, and recorded as casino revenue. Most of Tropicana’s revenues are cash-based, through customers wagering with cash or chips or paying for non-gaming services with cash or credit cards, and therefore are not subject to any significant or complex estimation. As a result, fluctuations in net revenues have a direct impact on cash flows from operating activities. Other performance indicators include hotel occupancy, which is a volume indicator for hotels, and the average daily rate, which is a price indicator for the amount customers paid for hotel rooms.

Railcar

The North American railcar market has been, and ARI expects it to continue to be, highly cyclical. While general economic and credit market conditions improved somewhat during fiscal 2010, the railcar manufacturing market in which ARI competes remained challenging, resulting in reduced orders in the marketplace, increased competition and significant pricing pressures. The downturn adversely affected the sales of railcars and other products and caused ARI to slow production rates in fiscal 2010 as compared to fiscal 2009, resulting in a significant decrease in comparable shipments and revenues.

Throughout fiscal 2010, railcar loadings have increased and the number of railcars in storage has decreased, as reported by an independent third-party industry analyst. Along with these improvements, which may or may not continue, ARI has received an increased number of requests for quotations and was successful in securing approximately 2,590 railcar orders in fiscal 2010. As of December 31, 2010, ARI had orders for approximately 1,050 railcars in its backlog, all of which are estimated to be delivered to customers during fiscal 2011.

Total railcar manufacturing and services revenues for fiscal 2010 decreased by $149 million (35%) as compared to the corresponding prior year period. (Manufacturing revenues are included in net sales and services revenues are included in other revenues from operations). The decrease was primarily due to decreased revenues from manufacturing operations, partially offset by an increase in revenues from railcar services operations. Revenues from manufacturing operations decreased $159 million (44%) in fiscal 2010 as compared to the corresponding prior year period. The primary reasons for the decrease in revenues from manufacturing operations were a decrease in railcar shipments and an overall decrease in average selling prices due to competitive pricing and a change in product mix. Railcar shipments in fiscal 2010 were approximately 2,090 railcars as compared to approximately 3,690 railcars in fiscal 2009.

Revenues from railcar services operations increased by $10 million (17%) in fiscal 2010 as compared to the corresponding prior year period. This increase was primarily attributable to higher volumes at railcar repair plants and the utilization of our railcar manufacturing facilities for railcar repair projects.

Revenues from companies affiliated with Mr. Icahn were approximately 35% and 28% of total manufacturing and service revenues for fiscal 2010 and fiscal 2009, respectively.

Overall gross margin decreased $38 million (81%) in fiscal 2010 as compared to the corresponding prior year period. The decrease in overall gross margin was primarily driven by a decrease in gross margins from manufacturing operations. The gross margin for manufacturing operations decreased to a loss of 2% in fiscal 2010 as compared to a profit of 10% in fiscal 2009. The decrease is primarily attributable to lower shipments, lower average selling prices and the impact of fixed costs in a low production environment.

Gross margin as a percentage of other revenues for railcar services operations remained constant at 19% for each of fiscal 2010 and fiscal 2009.

Food Packaging

Viskase currently operates seven manufacturing facilities and nine distribution centers throughout North America, Europe and South America and derives approximately 69% of total net sales from customers located outside the United States.

Net sales for fiscal 2010 increased by $17 million (6%) as compared to the corresponding prior year period. The increase is primarily due to an increase in sales volume of $26 million, offset by a decrease of $8 million due to price and product mix and $1 million due to foreign currency as compared to the corresponding prior year period.

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

Cost of goods sold for fiscal 2010 increased by $14 million (6%) as compared to the corresponding prior year period. The increase was due to higher sales volume and higher product material waste, offset in part by lower employee benefit costs. As a percentage of net sales, gross margin was 26% for each of fiscal 2010 and fiscal 2009. Gross margin for fiscal 2010 increased $3 million (4%) as compared to fiscal 2009. The increase in gross margin for fiscal 2010 was primarily due to higher sales volume with cost of goods sold percentage remaining relatively flat as compared to the corresponding prior year period.

Metals

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

Summarized ferrous tons and non-ferrous pounds sold (in 000s) for fiscal 2010, fiscal 2009 and fiscal 2008 are as follows:

	Year Ended December 31,
	2010	2009	2008
Ferrous tons sold	1,265	912	1,858
Non-ferrous pounds sold	115,742	95,135	125,075

Net sales for fiscal 2010 increased by $343 million (90%) as compared to the corresponding prior year period. The increase was primarily due to increases in ferrous revenues attributed to demand generated by improved steel mill operating rates during fiscal 2010 as compared to the corresponding prior year period. During fiscal 2010, steel mill capacity utilization rates were estimated at approximately 70% as compared to 52% for fiscal 2009. This increased ferrous demand resulted in higher ferrous average pricing of approximately $113 per gross ton (47%) and higher ferrous shipments of 353 gross tons (39%) in fiscal 2010 compared to the corresponding prior year period. Additionally, the increased non-ferrous demand resulted in higher non-ferrous average pricing of approximately $0.30 per pound (43%) and higher non-ferrous shipments of 20,607 pounds (22%) in fiscal 2010 as compared to the corresponding prior year period. Revenues from substantially all product lines improved during fiscal 2010 compared to the corresponding prior year period.

Cost of goods sold for fiscal 2010 increased by $294 million (73%) as compared to the corresponding prior year period. The increase was primarily due to higher purchase prices for material as compared to the prior year period. Gross margin for fiscal 2010 was $28 million compared to a loss of $21 million in the corresponding prior year period. The improvement in gross margin during fiscal 2010 was primarily due to the increase in ferrous revenues resulting from higher average pricing coupled with higher ferrous shipments over the comparative period as discussed above. As a percentage of net sales, gross margin was 4% for fiscal 2010 and a loss of 6% in the corresponding prior year period. Higher production levels and continuing cost controls resulted in improved operating costs per unit in fiscal 2010.

Home Fashion

WPI’s business is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products. Many of the larger retailers are customers of WPI. During fiscal 2010, WPI was negatively impacted by continued weakness in the housing market as well as higher raw material and transportation costs.

Net sales for fiscal 2010 increased by $60 million (16%) as compared to the corresponding prior year period. Cost of sales for fiscal 2010 increased by $62 million (18%) as compared to the corresponding year period. Gross margin for fiscal 2010 decreased by $2 million (6%) as compared to fiscal 2009. Gross margin as a percentage of net sales was 7% for fiscal 2010 as compared to 8% for fiscal 2009. The increase in net sales in fiscal 2010 as compared to the corresponding prior year period primarily reflects increased sales volume to WPI’s existing customers. The increase in cost of goods sold reflects higher sales volume and price increases for raw materials, principally cotton, in both manufactured and non-manufactured products as well as freight. WPI will continue to realign its manufacturing operations to optimize its cost structure, pursuing offshore sourcing arrangements that employ a combination of owned and operated facilities, joint ventures and third-party supply contracts. In addition, WPI has sought, and will continue to seek recovery of higher raw material and transportation costs from its customers.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Automotive

Net sales in fiscal 2009 decreased by $1,536 million (22%) as compared to fiscal 2008. Over 60% of Federal-Mogul’s net sales originate outside the United States; therefore, the impact of the U.S. dollar strengthening in fiscal 2009, primarily against the euro, decreased reported sales by $305 million. Industry demand for light and commercial vehicle original equipment declined significantly in all regions. When the regional year-over-year production declines in both light and commercial vehicles are applied to the various markets in which Federal-Mogul’s OE products are sold the weighted average drop in global OE demand was 32%. Against this global production volume decline, Federal-Mogul increased its OE market share in all regions, with the result that, on a constant dollar and constant pricing basis, the reduction in Federal-Mogul’s sales to OEs was limited to 24%. Global aftermarket volumes decreased by 11% due to a combination of items including macro-economic factors driving deferred maintenance spending at the consumer level and the credit crisis impact on customers in various countries in Eastern Europe and South America. In addition, global aftermarket’s fiscal 2008 volume included increased sales due to the geographic expansion of one of Federal-Mogul’s North American customers due to an acquisition. The combined impact of these factors was a net sales volume decline of $1,254 million. Net customer price increases were $23 million.

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

Railcar

Total revenues for fiscal 2009 decreased $386 million (48%) as compared to fiscal 2008. This decrease was attributable to a decrease in revenues from manufacturing operations partially offset by an increase in revenues from railcar services operations.

Revenues from manufacturing operations revenues for fiscal 2009 decreased $393 million (52%) as compared to fiscal 2008. The primary reasons for the decrease in revenues from manufacturing operations were decreased railcar shipments due to weak demand and a decrease in surcharges reflected in selling prices, partially offset by a change in product mix. During fiscal 2009, our Railcar segment decreased its workforce and production rates at our railcar manufacturing plants due to reduced demand resulting in lower shipments. Railcar shipments in fiscal 2009 were approximately 3,690 railcars as compared to approximately 7,970 railcars in fiscal 2008.

Revenues from railcar services operations for fiscal 2009 increased $7 million (14%) as compared to fiscal 2008. This increase was primarily attributable to expansions at our Railcar segment’s repair facilities and the railcar repair work performed at one of its railcar manufacturing facilities.

Revenues from companies affiliated with Mr. Icahn were approximately 28% and 25% of total manufacturing and services revenue for fiscal 2009 and fiscal 2008, respectively.

Overall gross margin decreased $38 million (45%) in fiscal 2009 as compared to fiscal 2008. The decrease in overall gross margin was primarily driven by an increase in revenues from railcar services operations and effective cost management, all partially offset by a decrease in railcar shipments from manufacturing operations.

Gross margin from manufacturing operations remained constant at 10% for each of fiscal 2009 and fiscal 2008. This was primarily attributable to fixed overhead cost control measures and strong labor efficiencies at most of our Railcar segment’s manufacturing locations offset by lower volumes. Gross margin for railcar services operations remained consistent at 19% in fiscal 2009 as compared to fiscal 2008.

Food Packaging

Net sales for fiscal 2009 increased by $16 million (6%) as compared to fiscal 2008. The increase is primarily due to an increase of $34 million due to price and mix, offset by a decrease of $12 million due to foreign currency translation and $6 million due to sales volume, respectively, as compared to the corresponding prior year period.

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

Cost of goods sold for fiscal 2009 decreased by $5 million (2%) as compared to the corresponding prior year period. The decrease is primarily due to lower raw material costs. As a percentage of net sales, gross margin was 26% and 21% for fiscal 2009 and fiscal 2008, respectively. Gross margin for fiscal 2010 increased by $21 million (36%) as compared to the corresponding prior year period. The increase in gross margin for fiscal 2009 was primarily due to an increase in sales volume and lower material costs.

Metals

Net sales for fiscal 2009 decreased by $857 million (69%) as compared to fiscal 2008. This decrease was primarily due to declines in ferrous revenues. Net sales from all product lines in fiscal 2009 were significantly lower than in fiscal 2008 due to the impact of the global recession on prices and demand in the steel, construction and other market sectors served by the business and its customers. Ferrous average pricing was approximately $215 per gross ton lower (47%) and ferrous shipments were 946,000 gross tons lower (51%) compared to those in fiscal 2008. The unfavorable comparison of net sales in fiscal 2009 to fiscal 2008 was compounded by the unprecedented growth in demand and pricing experienced by our Metals segment during fiscal 2008, prior to the start of the global market downturn which began during the latter part of the third quarter of fiscal 2008.

Cost of goods sold for fiscal 2009 decreased by $699 million (63%) as compared to fiscal 2008. The decrease was primarily due to lower sales volume as compared to the prior year period. Gross margin for fiscal 2009 decreased by $158 million as compared to fiscal 2008. The decrease was primarily due to declines in ferrous revenues resulting from a drop in ferrous average pricing coupled with lower ferrous shipments over the comparative period as discussed above. As a percentage of net sales, cost of goods sold was 105% and 89% for fiscal 2009 and fiscal 2008, respectively. Cost of goods sold was 99% of net sales during the second half of fiscal 2009, as market conditions, though volatile, improved somewhat during the period, and cost reduction actions taken in the recycling yards earlier in the year took full effect. The cost of goods sold included a lower of cost or market inventory adjustments of $4 million for fiscal 2009 as compared to $7 million in fiscal 2008.

Home Fashion

Net sales for fiscal 2009 decreased by $56 million (13%) as compared to fiscal 2008. Cost of sales for fiscal 2009 decreased by $56 million (14%) as compared to fiscal 2008. The decreases were primarily due to lower sales volumes. Gross margin as a percentage of net sales were 8% and 7% for fiscal 2009 and fiscal 2008, respectively. The decrease in net sales during fiscal 2009 reflected lower sales due to the weak home textile retail environment, but has been mitigated by improvements in operating earnings as a result of lowering SG&A expenditures and lower restructuring and impairment charges.

Selling, general and administrative

	Selling, general and adminstrative
	Year Ended December 31,
	2010	2009	2008
Investment Management	$88	$142	$53
Automotive	704	742	709
Gaming	6	—	—
Railcar	26	25	27
Food Packaging	46	42	40
Metals	23	17	34
Real Estate	41	32	36
Home Fashion	75	75	89
Holding Company	28	22	34
	$1,037	$1,097	$1,022

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Investment Management

SG&A for our investment management segment is discussed above.

Automotive

SG&A for fiscal 2010 decreased by $38 million (5%) as compared to fiscal 2009. The decrease was primarily due to curtailment gains of $29 million recognized during fiscal 2010 as discussed below.

On May 6, 2010, Federal-Mogul approved an amendment to its U.S. Welfare Benefit Plan which eliminated Other Postemployment Benefits for certain salaried and non-union hourly employees and retirees effective July 1, 2010. Also during fiscal 2010, as a result of union negotiations, Other Postemployment Benefits were eliminated at one of Federal-Mogul’s U.S. manufacturing locations and reduced at another location. The cumulative result of these three events was a reduction in Federal-Mogul’s accumulated postemployment benefit obligation, or APBO, of $164 million, of which $135 million is being amortized over the average remaining service lives of active participants (approximately nine years). The remaining $29 million resulted in curtailment gains, or OPEB curtailment gains, which were recognized in the consolidated statement of operations during fiscal 2010.

Federal-Mogul maintains technical centers throughout the world designed to integrate its leading technologies into advanced products and processes, to provide engineering support for all of its manufacturing sites and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development, or R&D, costs, including product and validation costs, of $156 million, $140 million and $173 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. As a percentage of OE sales, R&D was 4%, 5% and 4% for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

Food Packaging

SG&A for fiscal 2010 increased by $4 million (10%) as compared to fiscal 2009 and was primarily due to legal expenses related to a patent litigation matter.

Metals

SG&A expenses for fiscal 2010 increased by $6 million (35%) as compared to fiscal 2009. The increase was largely attributed to the reinstatement during fiscal 2010 of certain expenses that were reduced or eliminated during the fiscal 2009 economic downturn along with new costs associated with business development and growth initiatives.

Real Estate

SG&A for fiscal 2010 increased by $9 million (28%) as compared to fiscal 2009. The increases were primarily due to an increase in development expenses related to maintenance costs associated with the acquisition of the Former Fontainebleau Property (as defined below), offset in part by lower intangible amortization expense, lower impairment charges and development cost of sales, as compared to the corresponding prior year period.

In February 2010, our Real Estate operations acquired from Fontainebleau Las Vegas, LLC and affiliated entities, a partially developed casino project and certain associated assets, or the Former Fontainebleau Property, located in Las Vegas, Nevada for an aggregate purchase price of approximately $148 million. The Former Fontainebleau Property includes (i) an unfinished building situated on approximately 25 acres of land and (ii) inventory. Our Real Estate segment has secured the Former Fontainebleau Property until market conditions improve.

If economic conditions experienced in recent years continue to persist, it may adversely affect our Real Estate operations in future periods, including a further reduction in the demand for housing. We anticipate that the demand for housing, particularly in the markets we serve, will continue to be weak during fiscal 2011. If conditions in the homebuilding industry worsen in the future, we may be required to evaluate our Real Estate assets for further impairments.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Automotive

SG&A expenses in fiscal 2009 decreased by $125 million (14%) in fiscal 2009 as compared to fiscal 2008. Included within SG&A is a charge of $37 million related to Federal-Mogul’s U.S. primary pension plan. The favorable impact of exchange movements decreased SG&A by $27 million, leaving a constant-dollar decrease of $111 million which is due to reduced employee costs and other productivity improvements, net of labor and benefits inflation, partially offset by increased pension costs. Additionally, amortization expense and Chapter 11 expenses, which are included in SG&A, decreased by $41 million in fiscal 2009 as compared to fiscal 2008.

Federal-Mogul maintains technical centers throughout the world designed to integrate its leading technologies into advanced products and processes, to provide engineering support for all of its manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A expense above were R&D costs, including product engineering and validation costs, of $140 million in fiscal 2009 compared to $173 million in fiscal 2008. As a percentage of OEM sales, research and development was 4.7% in fiscal 2009 and 4.1% in fiscal 2008.

Food Packaging

SG&A for fiscal 2009 increased by $2 million (5%) as compared to fiscal 2008 and was primarily due to increase in pension expense and incentive compensation.

Metals

SG&A for fiscal 2009 decreased by $17 million (50%) as compared to fiscal 2008. The decrease was primarily due to cost reduction initiatives implemented during the first quarter of fiscal 2009. These initiatives included headcount reductions, a salary freeze and temporary pay cuts, elimination of the current year incentive program and suspension of spending for specific items.

Home Fashion

SG&A for fiscal 2009 decreased by $14 million (16%) as compared to fiscal 2008, reflecting WPI’s continuing efforts to reduce its selling, warehousing, shipping and general and administrative expenses. WPI lowered its SG&A expenditures by consolidating its locations, reducing headcount and applying more stringent oversight of expense areas where potential savings could be realized.

Impairment and Restructuring

	Impairment			Restructuring
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Automotive	$2	$17	$434	$8	$32	$132
Food Packaging	—	1	—	—	—	—
Metals	—	13	—	—	—	—
Real Estate	1	2	4	—	—	—
Home Fashion	9	8	12	8	19	25
	$12	$41	$450	$16	$51	$157

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Automotive

Impairment and restructuring charges decreased by $39 million (80%) as compared to the corresponding prior year period. The decrease was primarily due to lower Restructuring 2009 (as defined below) and other restructuring expenses of $24 million, and lower impairment charges related to long-lived assets of $9 million during fiscal 2010 as compared to the corresponding prior year period. In September and December 2008, Federal-Mogul announced a restructuring plan, herein referred to as Restructuring 2009, designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market.

Federal-Mogul’s global workforce of 42,700 employees as of December 31, 2010 is approximately 4,300 fewer than the workforce as of September 30, 2008 due to Restructuring 2009 actions, partially offset by subsequent rehiring of employees as production volumes increased during fiscal 2010. Federal-Mogul expects to incur additional restructuring expenses of up to $2 million through fiscal 2011.

Metals

PSC Metals recorded an impairment loss for goodwill and other indefinite-lived intangibles of $13 million in fiscal 2009 as a result of factors discussed below. There was no comparable adjustment for fiscal 2010.

PSC Metals’ net sales for the first quarter of fiscal 2009 declined significantly from 2008 levels as the demand and prices for scrap fell to extremely low levels due to historically low steel mill capacity utilization rates and declines across all sectors of the economy. Given the prevailing economic conditions in the first quarter of fiscal 2009, PSC Metals completed a valuation of its goodwill and other indefinite-lived intangibles as of March 31, 2009, utilizing discounted cash flows based on current market conditions.

Home Fashion

Impairment and restructuring for fiscal 2010 decreased by $10 million (37%) as compared to fiscal 2009. Included in fiscal 2010 and 2009 results were $9 million and $8 million, respectively, of impairment charges related to WPI’s trademarks and certain plants that have been or will be closed. In recording impairment charges related to its trademarks, WPI compared the fair value of the intangible asset with its carrying value. The estimates of fair value of trademarks are determined using a discounted cash flow valuation methodology referred to as the “relief from royalty” methodology. Significant assumptions inherent in the “relief from royalty” methodology employed include estimates of appropriate marketplace royalty rates and discount rates. In recording impairment charges related to its plants, WPI compared estimated net realizable values of property, plant and equipment to their current carrying values. Restructuring and impairment charges include severance, benefits and related costs, non-cash impairment charges related to plants that have been or will be closed and continuing costs of closed plants and transition expenses.

WPI continues its restructuring efforts and, accordingly, anticipates that restructuring charges will continue in fiscal 2011, particularly with respect to the carrying costs of closed facilities until such time as these locations are sold. If WPI’s restructuring efforts are unsuccessful or its existing strategic manufacturing plans are amended, it may be required to record additional impairment charges related to the carrying value of long-lived assets.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Automotive

Impairment and restructuring decreased by $517 million (92%) in fiscal 2009 as compared to the period March 31, 2008 through December 31, 2008. The decrease is primarily due to a decrease in fiscal 2009 in impairment charges of $417 million primarily related to goodwill and indefinite-lived intangible assets. In addition, restructuring expenses in fiscal 2009 decreased by $100 million primarily due to a decrease in Restructuring 2009 expenses as compared to fiscal 2008.

Home Fashion

Impairment and restructuring charges for fiscal 2009 decreased by $10 million (27%) as compared to fiscal 2008. Included in fiscal 2009 and 2008 results were $8 million and $12 million, respectively, of impairment charges, related to WPI’s trademarks and certain plants that have been or will be closed. In recording the impairment charges related to its plants, WPI compared estimated net realizable values of property, plant and equipment to their current carrying values. In recording impairment charges related to its trademarks, WPI compared the fair value of the intangible asset with its carrying value. The estimates of fair value of trademarks are determined using a discounted cash flow valuation methodology referred to as the “relief from royalty” methodology. Significant assumptions inherent in the “relief from royalty” methodology employed include estimates of appropriate marketplace royalty rates and discount rates. Restructuring and impairment charges include severance, benefits and related costs, non-cash impairment charges related to plants that have been or will be closed and continuing costs of closed plants, transition expenses and non-cash intangible asset impairment charges.

Interest Expense

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Interest expense for fiscal 2010 increased by $70 million (22%) as compared to fiscal 2009. The increase was primarily due to higher interest expense incurred on our debt offerings during fiscal 2010 as compared to fiscal 2009.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Interest expense for fiscal 2009 decreased by $39 million (11%) as compared to fiscal 2008. The decrease was primarily attributable to our Automotive segment which incurred lower interest expense due to lower interest rates.

Income Taxes

For fiscal 2010, we recorded an income tax provision of $9 million on pre-tax income from continuing operations of $753 million. For fiscal 2009, we recorded an income tax benefit of $44 million on pre-tax income from continuing operations of $1.2 billion. For fiscal 2008, we recorded an income tax provision of $76 million on pre-tax loss from continuing operations of $3.1 billion. Our effective income tax rate was 1.2%, (3.8)% and (2.5)% for the respective periods. The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in the valuation allowance and partnership income not subject to taxation, as such taxes are the responsibility of the partners.

Discontinued Operations

Gaming — American Casino & Entertainment Properties LLC

On February 20, 2008, we consummated the sale of our subsidiary, American Casino & Entertainment Properties LLC, or ACEP, to an affiliate of Whitehall Street Real Estate Fund for $1.2 billion, realizing a gain of $472 million, after taxes. The sale of ACEP included the Stratosphere and three other Nevada gaming properties.

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

Results of discontinued operations

The financial position and results of these operations are presented as other assets and accrued expenses and other liabilities in the consolidated balance sheets and income from discontinued operations in the consolidated statements of operations, respectively, for all periods when certain criteria have been met. For further discussion, see Note 5, “Discontinued Operations and Assets Held for Sale,” to the consolidated financial statements contained elsewhere in this Annual Report on Form 10-K, or Annual Report.

Total revenues for our discontinued operations for fiscal 2008 were $61 million, primarily relating to our sale of ACEP. There were no revenues from our discontinued operations for fiscal 2010 or fiscal 2009. (Loss) income from discontinued operations before income taxes and non-controlling interests (including gain on dispositions before taxes) for fiscal 2010, fiscal 2009 and fiscal 2008 was $(1) million, $1 million and

$749 million, respectively. Results for fiscal 2008 included a gain on sale of discontinued operations of $472 million, net of income taxes of $260 million, recorded on the sale of ACEP. With respect to the taxes recorded on the sale of ACEP, $103 million was recorded as a deferred tax liability pursuant to a Code 1031 Exchange transaction completed during the third quarter of fiscal 2008.

Liquidity and Capital Resources

Holding Company

As of December 31, 2010, we had cash and cash equivalents of $1.2 billion and total debt of approximately $3.1 billion. Our interest in the Investment Funds, including earned incentive allocations and special profits interest allocation from prior periods that were retained in the Investment Funds, was $2.6 billion as of December 31, 2010 for which no special profits interest allocation or incentive allocations are applicable. These investments and related earnings are reflected in the consolidated Private Funds’ net assets and earnings. As discussed elsewhere in this Annual Report, on January 15, 2010, pursuant to an offering, we issued an aggregate gross amount of $2.0 billion in senior unsecured notes and simultaneously redeemed our 2012 Notes and 2013 Notes; on November 12, 2010, pursuant to an offering, we issued an aggregate gross amount of $500 million in senior unsecured notes. We increased our liquidity by an additional $1.1 billion, after taking into effect the redemption of the 2012 Notes and 2013 Notes and the payment of certain fees and expenses related to the offerings. Additionally, on January 15, 2010, in two separate transactions, we acquired controlling interests in (i) ARI by issuing 3,116,537 of our depositary units and (ii) Viskase by issuing 2,915,695 of our depositary units. On August 10, 2010, we also issued 973,498 additional shares of our depositary units based on a post-closing adjustment formula in connection with the ARI acquisition. As of December 30, 2010 based on covenants in the indenture governing our senior unsecured notes, we are permitted to incur approximately $679 million in additional indebtedness. See Note 12, “Debt,” to our consolidated financial statements contained elsewhere in this Annual Report for additional information concerning credit facilities for us and our subsidiaries.

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

Borrowings

Debt consists of the following (in millions of dollars):

	December 31,
	2010	2009
8% senior unsecured notes due 2018 — Icahn Enterprises	$1,450	$—
7.75% senior unsecured notes due 2016 — Icahn Enterprises	1,050	—
Senior unsecured variable rate convertible notes due 2013 — Icahn Enterprises	556	556
Senior unsecured 7.125% notes due 2013 — Icahn Enterprises	—	963
Senior unsecured 8.125% notes due 2012 — Icahn Enterprises	—	352
Debt Facilities — Automotive	2,737	2,672
Debt Facilities — Gaming	62	—
Senior unsecured notes — Railcar	275	275
Senior secured notes and revolving credit facility — Food Packaging	214	174
Mortgages payable	108	114
Other	57	80
Total debt	$6,509	$5,186

See Note 12, “Debt,” to the consolidated financial statements contained elsewhere in this Annual Report for additional information concerning terms, restrictions and covenants of our debt. As of December 31, 2010 and 2009, we are in compliance with all debt covenants.

Contractual Obligations and Contingencies

The following table reflects, at December 31, 2010, our contractual cash obligations, subject to certain conditions, due over the indicated periods (in millions of dollars):

	2011	2012	2013	2014	2015	Thereafter	Total
Debt obligations	$110	$594	$113	$2,147	$934	$2,746	$6,644
Interest payments	383	365	347	295	242	294	1,926
Pension and other postemployment benefit plans	127	143	139	118	103	345	975
Lease obligations	58	49	41	35	28	111	322
Other	56	8	—	—	—	—	64
Total	$734	$1,159	$640	$2,595	$1,307	$3,496	$9,931

We have excluded from the contractual obligation table above, our gross amount of unrecognized tax benefits of $407 million. While it is uncertain as to the amount, if any, of these unrecognized tax benefits that will be settled by means of cash, we do not currently expect any significant changes to our unrecognized tax benefits within the next twelve months.

Certain of PSC Metals’ and Federal-Mogul’s facilities are environmentally impaired. PSC Metals and Federal-Mogul have estimated their liability to remediate these sites to be $28 million and $19 million, respectively, at December 31, 2010. Additionally, Federal-Mogul has identified sites with contractual obligations and sites that are closed or expected to be closed and sold in connection with its restructuring activities and has accrued $25 million as of December 31, 2010, primarily related to removing hazardous materials in buildings. For further discussion regarding these commitments, among others, see Note 21, “Commitments and Contingencies,” to the consolidated financial statements.

As discussed in Note 7, “Investments and Related Matters,” to the consolidated financial statements, we have contractual liabilities of approximately $1.2 billion related to securities sold, not yet purchased as of December 31, 2010. This amount has not been included in the table above as their maturity is not subject to a contract and cannot be properly estimated.

Off-Balance Sheet Arrangements

We have off-balance sheet risk related to investment activities associated with certain financial instruments, including futures, options, credit default swaps and securities sold, not yet purchased. For additional information regarding these arrangements, refer to Note 9, “Financial Instruments,” to our consolidated financial statements.

Discussion of Liquidity and Capital Resources

The following table summarizes cash flow information for fiscal 2010 for each of our segments (in millions of dollars):

	Year Ended December 31, 2010			December 31, 2010
	Operating Activities	Investing Activities	Financing Activities	Cash and Cash Equivalents
Investment Management	$(127)	$—	$123	$8
Automotive	404	(283)	(44)	1,105
Gaming	(4)	(6)	—	154
Railcar	(12)	(16)	—	319
Food Packaging	30	(20)	39	88
Metals	16	(26)	14	17
Real Estate	7	(1)	(57)	86
Home Fashion	(50)	1	—	32
Holding Company	(232)	(201)	1,158	1,154
	32	(552)	1,233	2,963
Eliminations and adjustments(1)	9	241	(250)	—
	$41	$(311)	$983	$2,963

(1)	Eliminations and adjustments pertain to the acquisition of the 668,000 additional shares of Tropicana common stock on November 15, 2010 and our interest in the Investment Funds made during fiscal 2010.

Consolidated Cash Flows

Operating Activities

Our consolidated net cash provided by operating activities was $41 million comprising primarily of $404 million of net cash provided by operating activities from our Automotive segment offset in part by net cash used in operating activities from our Holding Company and Investment Management segment of $232 million and $127 million, respectively.

Our Automotive segment had net income before non-cash charges of $457 million which was partially offset by changes in operating assets and liabilities of $53 million.

Net cash used in operating activities for our Holding Company was impacted by interest expense of $192 million relating to our senior unsecured notes and operating expenses of $28 million.

Our Investment Management segment had net cash used in operating activities of $127 million during fiscal 2010 which consists of net purchases of derivatives and investment securities of approximately $1.4 billion offset in part by related net change in cash held at consolidated affiliated partnerships and restricted cash of $1.3 billion and change in operating assets and liabilities of $16 million.

Investing Activities

Consolidated net cash used in investing activities was $311 million during fiscal 2010 attributable to our Holding Company and our Automotive segment.

Our Holding Company invested an additional $250 million in the Investment Funds during fiscal 2010 (which is eliminated in consolidation). In addition, we acquired from Fontainebleau, and certain affiliated entities, the Former Fontainebleau Property located in Las Vegas, Nevada for an aggregate purchase price of $148 million. Our Holding Company allocated the purchase to our Real Estate segment related to the acquisition of the Former Fontainebleau Property, $115 million of which was paid in the first quarter of fiscal 2010 and $33 million of which was paid during fiscal 2009. Offsetting these investment activities was net cash received relating to our purchase of a controlling interest in Tropicana. As a result our consolidated cash balances increased by $155 million from consolidating the results of Tropicana.

Our Automotive segment had cash used in investing activities of $283 million, primarily due to capital expenditures of $251 million and the acquisition of businesses for $39 million. The remaining segments comprise $56 million of the consolidated capital expenditures.

Financing Activities

Consolidated net cash provided by financing activities was $983 million primarily from our Holding Company which received net cash proceeds of approximately $1.15 billion from the issuance of the Initial New Notes and Additional New Notes net of the extinguishment of our 2012 Notes and 2013 Notes. Consolidated net proceeds from all other borrowings were $67 million during fiscal 2010.

Offsetting these net proceeds were aggregate quarterly distributions of $85 million related to our depositary units. Additionally, our Investment Management segment had net cash provided by financing activities of $123 million during fiscal 2010; however, after eliminating our additional $250 million investment in the Private Funds, our Investment Management segment had net cash used in financing activities of $127 million, due to net distributions to non-controlling interests.

Segment Liquidity and Capital Resources

The following contains certain information regarding our segment liquidity and capital resources:

Investment Management

The investment strategy utilized by the Investment Management segment is generally not heavily reliant on leverage. As of December 31, 2010, the ratio of the notional exposure of the Investment Funds’ invested capital to net asset value of the Investment Funds was approximately 1.29 to 1.00 on the long side and 0.30 to 1.00 on the short side. The notional principal amount of an investment instrument is the reference amount that is used to calculate profit or loss on that instrument. The Private Funds historically have had access to significant amounts of cash from prime brokers, subject to customary terms and market conditions.

As more fully described in a letter to our investors in the Private Funds filed with the SEC on Form 8-K on March 7, 2011, we have determined to return all fee-paying capital to our investors. Payments will be funded through cash on hand and borrowings under existing credit lines, not through the sale of securities held by the Private Funds.

Automotive

Federal-Mogul had $43 million and $50 million of letters of credit outstanding as of December 31, 2010 and 2009, respectively, pertaining to its term loan credit facility. As of December 31, 2010 and 2009, the borrowing availability under its revolving credit facility was $528 million and $470 million, respectively.

Federal-Mogul maintains investments in 12 non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey, the United Kingdom and the United States. Federal-Mogul’s direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $210 million and $238 million at December 31, 2010 and 2009, respectively. Dividends received from non-consolidated affiliates of Federal-Mogul for fiscal 2010, fiscal 2009 and for the period March 1, 2008 through December 31, 2008 were $43 million, $7 million and $28 million, respectively.

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

Federal-Mogul holds a 50% non-controlling interest in a joint venture located in Turkey (referred to as Turkey JV). This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins and cylinder liners, to OE and aftermarket customers. Pursuant to the joint venture agreement, Federal-Mogul’s partner holds an option to put its shares to a subsidiary of Federal-Mogul at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement.

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of December 31, 2010, the total amount of the contingent guarantee, were all triggering events to occur, approximated $61 million. Federal-Mogul believes that this contingent guarantee is less than the estimated current fair value of the partners’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.

Federal-Mogul purchases and sells inventory from/to the Turkey JV. Purchases from the Turkey JV for fiscal 2010, fiscal 2009 and for the period March 1, 2008 through December 31, 2008 were $20 million, $15 million and $2 million, respectively. Sales to the Turkey JV for fiscal 2010, fiscal 2009 and for the period March 1, 2008 through December 31, 2008 were $31 million, $26 million and $31 million, respectively. Federal-Mogul had net accounts payable balances with the Turkey JV of $4 million and $12 million as of December 31, 2010 and 2009, respectively

Federal-Mogul has determined that its investments in Chinese joint venture arrangements are considered to be “limited-lived” as such entities have specified durations ranging from 30 to 50 years pursuant to regional statutory regulations. In general, these arrangements call for extension, renewal or liquidation at the discretion of the parties to the arrangement at the end of the contractual agreement. Accordingly, a reasonable assessment cannot be made as to the impact of such contingencies on the future liquidity position of Federal-Mogul.

Federal-Mogul’s subsidiaries in Brazil, France, Germany, Italy, Japan and Spain are each a party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $211 million and $217 million as of December 31, 2010 and 2009, respectively. Of those gross amounts, $210 million and $190 million, respectively, qualify as sales as defined in ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were transferred with recourse, pledged as collateral and accounted for as secured borrowings and recorded in our consolidated balance sheets as accounts receivable and the related debt shown separately. Under the terms of these factoring arrangements, Federal-Mogul is not obligated to draw cash immediately upon the factoring of accounts receivable. Federal-Mogul had outstanding transferred amounts of $1 million and $4 million for which cash had not yet been drawn as of December 31, 2010 and 2009, respectively. Proceeds from the factoring of accounts receivable that qualify as sales were $1.3 billion for each of fiscal 2010 and fiscal 2009 and for the period March 1, 2008 through December 31, 2008.Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. Federal-Mogul’s maximum potential risk of loss from the sale of receivables was $32 million as of December 31, 2010. Based on Federal-Mogul’s analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of December 31, 2010, Federal-Mogul estimated the loss to be immaterial.

Home Fashion

Through a combination of its existing cash on hand and its borrowing availability under the WestPoint Home senior secured revolving credit facility (together, an aggregate of $76 million), WPI believes that it has adequate capital resources and liquidity to meet its anticipated requirements to continue its operational restructuring initiatives and for working capital and capital spending through the next twelve months. However, as discussed above, WPI’s revolving credit facility expires in June 2011 and, if WPI is unable to extend the credit facility, obtain a replacement facility or other financing, it may not have adequate financing to fund its working capital needs through the next twelve months. Depending upon the levels of additional acquisitions and joint venture investment activity, if any, additional financing, if needed, may not be available to WPI or, if available, may not be on terms favorable to WPI. WPI’s estimates of its anticipated liquidity needs may not be accurate and new business opportunities or other unforeseen events could occur, resulting in the need to raise additional funds from outside sources. We cannot assure you that WPI will be able to extend the credit facility or obtain a replacement facility or other financing to fund its working capital needs.

Distributions

Depositary Units

During fiscal 2010, we paid quarterly distributions of $0.25 per LP unit ($1.00 per LP unit in the aggregate), aggregating $85 million, to depositary unitholders.

On March 2, 2011, the board of directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the first quarter of fiscal 2011. The distribution will be paid on March 30, 2011 to depositary unitholders of record at the close of business on March 15, 2011. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

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

Consolidation

Our consolidated financial statements include the accounts of (i) Icahn Enterprises and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises, in addition to those entities in which we have a controlling interest as a general partner interest or in which we are the primary beneficiary of a variable interest entity (“VIE”). In evaluating whether we have a controlling financial interest in entities in which we would consolidate, we consider the following: (1) for voting interest entities, we consolidate these entities in which we own a majority of the voting interests; (2) for VIEs that are not subject to the deferral provisions described below in the section entitled, “Adoption of New Accounting Standards,” we consolidate these entities in which we are considered the primary beneficiary because we (i) have the direct or indirect ability through voting rights or similar rights to make decisions about the VIE’s activities that have a significant effect on its success and (ii) absorb the majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both (see Note 7, “Investments and Related Matters,” to our consolidated financial statements for further discussion regarding our VIEs); and (3) for limited partnership entities that are not considered VIEs, we consolidate these entities if we are the general partner of such entities and for which no substantive kick-out rights (the rights underlying the limited partners’ ability to dissolve the limited partnership or otherwise remove the general partners are collectively referred to as “kick-out” rights) or participating rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.

Our consolidated financial statements also include the consolidated financial statements of Icahn Capital and the General Partners and certain consolidated Private Funds during the periods presented. The Investment Management segment consolidate those entities in which (i) they have an investment of more than 50% and have control over significant operating, financial and investing decisions of the entity, (ii) they are the general partner in certain limited partnership entities for which no substantive kick-out or participating rights exist or (iii) they are the primary beneficiary of a VIE. With respect to the consolidated Private Funds, the limited partners and shareholders have no substantive rights to impact ongoing governance and operating activities.

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

Revenue Recognition

Investment Management

The General Partners generate income from amounts earned pursuant to contractual arrangements with the Investment Funds.

Effective January 1, 2008, the Investment Funds’ limited partnership agreements provide that the applicable General Partner is eligible to receive a special profits interest allocation at the end of each calendar year from each capital account maintained at the Investment Fund that is attributable to, (i) in the case of the Onshore Fund, each limited partner in the Onshore Fund and, (ii) in the case of the Feeder Funds, each investor in the Feeder Funds (excluding certain investors that were not charged management fees including affiliates of Mr. Icahn) (in each case, referred to as an investor). Prior to July 1, 2009, this allocation was generally equal to 0.625% of the balance in each fee-paying capital account as of the beginning of each quarter (for each investor, referred to as the Target Special Profits Interest Amount) except that amounts are allocated to the General Partners in respect of special profits interest allocations only to the extent net increases (i.e., net profits) are allocated to an investor for the fiscal year. Accordingly, any special profits interest allocations allocated to the General Partners in respect of an investor in any year cannot exceed the net profits allocated to such investor in such year. Beginning July 1, 2009 and through July 1, 2010, all the limited partnership agreements and offering memoranda of the Private Funds (collectively referred to as the Fund Documents) were revised to provide investors with various new options for investments in the Private Funds (each referred to herein as an Option), as discussed further below.

Beginning July 1, 2009 and through July 1, 2010, all Fund Documents were revised primarily to provide existing investors various new Options for investments in the Private Funds. Each Option has certain eligibility criteria for investors which were permitted to roll over their investments made in the Private Funds prior to July 1, 2009 into one or more of the new Options. For fee-paying investments, the special profits interest allocations will range from 1.5% to 2.25% per annum and the incentive allocations will range from 15% (in some cases subject to a preferred return) to 22% per annum. The new Options also have different withdrawal terms, with certain Options being permitted to withdraw capital every six months (subject to certain limitations on aggregate withdrawals) and other Options being subject to three-year rolling lock-up periods, provided that early withdrawals are permitted at certain times with the payment to the Private Funds of a fee. The economic and withdrawal terms of the Pre-Election Investments remain the same, which include a special profits interest allocation of 2.5% per annum, an incentive allocation of 25% per annum and a three-year lock-up period (or sooner, subject to the payment of an early withdrawal fee). Certain of the Options will preserve each Investor’s existing high watermark with respect to its rolled over Pre-Election Investments and one of the Options establishes a hypothetical high watermark for new capital invested before December 31, 2010 by persons that were investors prior to July 1, 2009. Effective with permitted withdrawals on December 31, 2009, if an Investor did not roll over a Pre-Election Investment into another Option when it was first eligible to do so without the payment of a withdrawal fee, the Private Funds required such Investor to withdraw such Pre-Election Investment.

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

In the event that sufficient net profits are not generated by an Investment Fund with respect to a capital account to meet the full Target Special Profits Interest Amount for an investor for a calendar year, a special profits interest allocation will be made to the extent of such net profits, if any, and the shortfall will be carried forward and added to the Target Special Profits Interest Amount determined for such Investor for the next calendar year. Adjustments, to the extent appropriate, will be made to the calculation of the special profits interest allocations for new subscriptions and withdrawals by investors. In the event that an investor redeems in full from a Feeder Fund or the Onshore Fund before the full targeted Target Special Profits Interest Amount determined for such investor has been allocated to the General Partner in the form of a special profits interest allocation, the amount of the Target Special Profits Interest Amount that has not yet been allocated to the General Partner will be forfeited and the General Partner will not receive it.

The General Partners’ special profits interest allocations and incentive allocations earned from the Investment Funds are accrued on a quarterly basis and are allocated to the General Partners at the end of Investment Funds’ fiscal year (or sooner on redemptions). Such accruals may be reversed as a result of subsequent investment performance prior to the conclusion of the Investment Funds’ fiscal year. Additionally, incentive allocations are subject to a “high watermark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses for each investor in prior periods were recovered). Such amounts have been (and may in the future be) modified or waived in certain circumstances.

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

Impairment of Long-Lived Assets and Goodwill

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

Indefinite-lived intangible assets, such as goodwill and trademarks, held by our various segments are reviewed for impairment annually, or more frequently if impairment indicators exist. For impairment analysis related to goodwill, the impairment analysis compares the fair values of our reporting units to their related carrying values. If a reporting unit carrying value exceeds its fair value, we must then calculate the reporting unit’s implied fair value of goodwill and impairment charges are recorded for any excess of the goodwill carrying value over the implied fair value of the goodwill. The reporting unit fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. As of December 31, 2010, our goodwill balance of $1,129 million principally pertains to our Automotive segment. Our Automotive segment performed its annual goodwill impairment test and determined that its goodwill balance passed “Step 1,” with fair values in excess of carrying values of at least 25%. As of December 31, 2010, none of our reporting units are at risk for goodwill impairment.

For impairment analysis related to other indefinite-lived intangible assets such as trademarks, the impairment analysis compares the fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over fair value. Fair values are based on discounted cash flows with applicable rates of return applicable for these intangible assets. Estimating fair value for both long-lived and indefinite-lived assets requires management to make assumptions regarding future sales volumes and pricing, capital expenditures, useful lives and salvage values of related property, plant and equipment, management’s ability to develop and implement productivity improvements, discount rates, effective tax rates, market multiples and other items. Any differences in actual results from estimates could materially impact our future results of operations and financial condition.

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

Environmental Matters

Due to the nature of certain of our operations, we may be subject to environmental remediation claims. Certain of our operations are subject to federal, state, local and foreign environmental laws and regulations concerning discharges to the air, soil, surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials and hazardous substances. Certain of our operations are also subject to other federal, state, local and foreign laws and regulations including those that require them to remove or mitigate the effects of the disposal or release of certain materials at various sites. While it is typically very difficult to determine the timing and ultimate outcome of such actions, if any, management uses its best judgment to determine if it is probable that it will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, management makes estimates of the amount of insurance recoveries, if any. Certain of our operations accrue a liability when their management believe a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that have previously been made.

It is impossible to predict precisely what effect these laws and regulations will have on our operations in the future. Compliance with environmental laws and regulations may result in, among other things, capital expenditures, costs and liabilities. Management believes, based on past experience and its best assessment of future events, that these environmental liabilities and costs will be assessed and paid over an extended period of time. Management believes that that recorded environmental liabilities will be adequate to cover estimated liability for exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded, our results of operations could be materially affected.

Pension Plans and Other Postretirement Benefit Plans

Federal-Mogul sponsors several defined benefit pension plans, or Pension Benefits, and health care and life insurance benefits, or Other Postemployment Benefits, for certain employees and retirees around the world. As prescribed by applicable U.S. GAAP, Federal-Mogul uses appropriate actuarial methods and assumptions in accounting for its defined benefit pension plans, non-pension postemployment benefits, and disability, early retirement and other postemployment benefits.

Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods. Therefore, assumptions used to calculate benefit obligations as of the end of a fiscal year directly impact the expense to be recognized in future periods. The primary assumptions affecting Federal-Mogul’s accounting for employee benefits as of December 31, 2010 are as follows:

•	Long-term rate of return on plan assets: The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. While the development of the long-term rate of return on assets gives appropriate consideration to recent fund performance and historical returns, the assumption is designed to approximate a long-term prospective rate. The expected long-term rate of return used to calculate net periodic pension cost is 8.50% for U.S. plans and 5.64% for non-U.S. plans.
•	Discount rate: The discount rate reflects the effective yield on high quality fixed income securities available in the marketplace as of the measurement date to settle pension and post-retirement benefit obligations. In determining its pension and other benefit obligations, Federal-Mogul used weighted average discount rates of 5.15% for U.S. plans and 4.92% for non-U.S. plans.
•	Health care cost trend: For postretirement health care plan accounting, Federal-Mogul reviews external data and company specific historical trends for health care costs to determine the health care cost trend rate. The assumed health care cost trend rate used to measure next year’s postemployment health care benefits is 8.0% declining to an ultimate trend rate of 5.0% in 2018. The assumed drug cost trend rate used to measure next year’s postemployment health care benefits is 9.5% declining to an ultimate trend rate of 5.0% in 2018.

The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations (“PBO”), associated expense and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on Federal-Mogul’s 2010 funding requirements.

	Pension Benefits						Other Postemployment Benefits
	United States Plans			Non-U.S. Plans
	Change in 2011 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2011 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2011 Expense	Change in PBO
	(Millions of Dollars)
25 bp decrease in discount rate	$2	$32	$(32)	$—	$10	$(10)	$—	$8
25 bp increase in discount rate	(3)	(32)	32	—	(9)	9	—	(8)
25 bp decrease in return on assets rate	2	—	—	—	—	—	—	—
25 bp increase in return on assets rate	(2)	—	—	—	—	—	—	—

The assumed health care trend rate has a significant impact on the amounts reported for non-pension plans. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost	APBO
	(Millions of Dollars)
100 bp increase in health care trend rate	$1	$17
100 bp decrease in health care trend rate	(1)	(15)

Asset Retirement Obligations

Federal-Mogul records asset retirement obligations, or ARO, in accordance with FASB ASC Topic 410, Asset Retirement and Environmental Obligations. Federal-Mogul’s primary ARO activities relate to the removal of hazardous building materials at its facilities. Federal-Mogul records an ARO when amounts can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $25 million and $30 million as of December 31, 2010 and 2009, respectively, for ARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of ARO.

In determining whether the fair value of ARO can reasonably be estimated, Federal-Mogul must determine if the obligation can be assessed in relation to the acquisition price of the related asset or if an active market exists to transfer the obligation. If the obligation cannot be assessed in connection with an acquisition price and if no market exists for the transfer of the obligation, Federal-Mogul must determine if it has sufficient information upon which to estimate the obligation using expected present value techniques. This determination requires Federal-Mogul to estimate the range of settlement dates and the potential methods of settlement, and then to assign the probabilities to the various potential settlement dates and methods.

Federal-Mogul has conditional asset retirement obligations, or CARO, primarily related to removal costs of hazardous materials in buildings, for which it believes reasonable cost estimates cannot be made at this time because Federal-Mogul does not believe it has a reasonable basis to assign probabilities to a range of potential settlement dates for these retirement obligations. Accordingly, Federal-Mogul is currently unable to determine amounts to accrue for CARO at such sites. If new information were to become available whereby Federal-Mogul could make reasonable probability assessments for these CARO, the amount accrued for ARO could change significantly, which could materially impact our Automotive segment’s statement of operations and/or financial position. Settlements of ARO in the near-future at amounts other than Federal-Mogul’s best estimates as of December 31, 2010 also could materially impact our Automotive segment’s future results of operations and financial condition.

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

Federal-Mogul did not record taxes on its undistributed earnings of $659 million at December 31, 2010, since these earnings are considered by Federal-Mogul to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, Federal-Mogul may be subject to U.S. income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is still needed. In fiscal 2010, fiscal 2009 and fiscal 2008, we concluded, based on the projections of taxable income, that certain of our corporate subsidiaries more likely than not will realize a partial benefit from their deferred tax assets and loss carry forwards. Ultimate realization of the deferred tax assets is dependent upon, among other factors, our corporate subsidiaries’ ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

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

We have in the past and may in the future make forward-looking statements. Certain of the statements contained in this document involve risks and uncertainties. Our future results could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this document. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Also, please see Item 1A., “Risk Factors,” of this Annual Report.

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

The fair value of the financial assets and liabilities of the Private Funds primarily fluctuates in response to changes in the value of securities. The net effect of these fair value changes impacts the net gains (losses) from investment activities in our consolidated statements of operations. However, the majority of these fair value changes are absorbed by the non-controlling interest holders in the Private Funds. The Private Funds’ risk is regularly evaluated and is managed on a position basis as well as on a portfolio basis. Senior members of our investment team meet on a regular basis to assess and review certain risks, including concentration risk, correlation risk and credit risk for significant positions. Certain risk metrics and other analytical tools are used in the normal course of business by the General Partners.

Effect on Special Profits Interest Allocations

Our special profits interest allocations are calculated based on a specified percentage of the net asset value of the fee-paying capital of an Investment Fund (before an incentive allocation based on the net profits of an Investment Fund subject to a loss carryforward provision), as described in our consolidated financial statements and are earned based on the sufficiency of net profits in the Private Funds to cover such amounts. Accordingly, our special profits interest allocations will be directly affected by changes in market risk but are not readily predicted or estimated. In general, our special profits interest allocations will be increased (or reduced) in direct proportion to the effect of changes in the market value of the net assets in the related funds and to the extent that the Private Funds generate net profits. Although special profits interest allocations, if any, are eliminated in consolidation, our allocated share of the net income of the Private Funds includes the amount of these eliminated allocations.

Impact on Incentive Allocations

Our incentive allocations are based on a specified percentage of the net profits earned by the Investment Funds with respect to fee-paying capital and are subject to a loss carryforward provision. Our incentive allocations will be impacted by changes in market risk but are not readily predicted or estimated. Although our incentive allocations are eliminated in consolidation, our allocated share of the net income of the Private Funds includes the amount of these eliminated fees and allocations.

Market Risk

The Private Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of December 31, 2010, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased, and derivatives would decrease by $743 million, $122 million and $103 million, respectively. However, as of December 31, 2010, we estimate that the impact to our share of the net gain or loss from investment activities reported on our consolidated statement of operations would be significantly less than the change in fair value since we have an investment of approximately 39.4% in these Private Funds, and the non-controlling interests in income would correspondingly offset approximately 60.6% of the change in fair value.

Exchange Rate Risk

The Private Funds are not materially exposed to foreign exchange risk since foreign investments are economically hedged by foreign currency forward contracts.

Credit Risk

We and certain of our consolidated Private Funds are subject to certain inherent risks through our investments.

Our entities typically invest excess cash in large money market funds. The money market funds primarily invest in government securities and other short-term, highly liquid instruments with a low risk of loss. The Investment Funds also maintain free credit balances with their prime brokers and in interest bearing accounts at major banking institutions. We seek to diversify our cash investments across several accounts and institutions and monitor performance and counterparty risk.

The Investment Funds and, to a lesser extent, other entities hold derivative instruments that are subject to credit risk in the event that the counterparties are unable to meet the terms of such agreements. When the Investment Funds make such investments or enter into other arrangements where they might suffer a significant loss through the default or insolvency of a counterparty, the General Partners monitor the credit quality of such counterparty and seek to do business with creditworthy counterparties. Counterparty risk is monitored by obtaining and reviewing public information filed by the counterparties and others.

Automotive

Refer to Note 8, “Financial Instruments — Automotive” to the Consolidated Financial Statements, included in Item 8 of this Annual Report, for discussion regarding our Automotive segment’s interest rate risk, commodity price risk and foreign currency risk.

The translated values of revenue and expense from our Automotive segment’s international operations are subject to fluctuations due to changes in currency exchange rates. During fiscal 2010, our Automotive segment derived 39% of its sales in the United States and 61% internationally. Of these international sales, 58% are denominated in the euro, with no other single currency representing more than 7%. To minimize foreign currency risk, our Automotive segment generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, our Automotive segment manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Our Automotive segment estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar in fiscal 2010 would have decreased net income attributable to our Automotive segment by approximately $38 million.

Holding Company

Interest Rate Risk

The fair values of our long-term debt and other borrowings will fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, relative values of alternative investments, the liquidity of the instrument and other general market conditions. Historically, the Holding Company does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Holding Company has predominately long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. At December 31, 2010, the impact of a 100 basis point increase and decrease in interest rates on fixed rate debt would be a decrease of $124 million and increase of $117 million in the fair market value of our fix rate debt, respectively.

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

Based on sensitivity analysis for our equity price risks as of December 31, 2010 the effects of a hypothetical 10% increase or decrease in market prices as of those dates would result in a gain or loss that would be approximately $1 million. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of equity markets.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises L.P.

We have audited the accompanying consolidated balance sheets of Icahn Enterprises L.P. and Subsidiaries (the “Partnership”) (a Delaware limited partnership) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of Federal-Mogul Corporation, a subsidiary, whose statements reflect total assets of $7.3 billion and $7.1 billion as of December 31, 2010 and 2009, respectively, and total revenues of $6.2 billion, $5.4 billion and $5.7 billion, for the years ended December 31, 2010 and 2009, and for the period from March 1, 2008 (date of consolidation) through December 31, 2008, of the related consolidated totals, respectively. Those statements were audited by other auditors, whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for Federal-Mogul Corporation, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Icahn Enterprises L.P. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Icahn Enterprises L.P. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2011, expressed an unqualified opinion.

/s/ Grant Thornton

New York, New York
March 7, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheets of Federal-Mogul Corporation (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Corporation at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 23, 2011

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)
December 31, 2010 and 2009

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$2,963	$2,256
Cash held at consolidated affiliated partnerships and restricted cash	2,174	3,336
Investments	7,470	5,405
Accounts receivable, net	1,285	1,139
Due from brokers	50	56
Inventories, net	1,163	1,091
Property, plant and equipment, net	3,455	2,958
Goodwill	1,129	1,083
Intangible assets, net	999	1,007
Other assets	650	555
Total Assets	$21,338	$18,886
LIABILITIES AND EQUITY
Accounts payable	$844	$628
Accrued expenses and other liabilities	2,277	1,993
Securities sold, not yet purchased, at fair value	1,219	2,035
Due to brokers	1,323	376
Post-employment benefit liability	1,272	1,413
Debt	6,509	5,186
Preferred limited partner units	—	136
Total liabilities	13,444	11,767
Commitments and contingencies (Note 21)
Equity:
Limited partners:
Depositary units: 92,400,000 authorized; issued 85,865,619 and 75,912,797 at December 31, 2010 and 2009, respectively; outstanding 84,728,419 and 74,775,597 at December 31, 2010 and 2009, respectively	3,477	2,828
General partner	(282)	18
Treasury units at cost: 1,137,200 depositary units	(12)	(12)
Equity attributable to Icahn Enterprises	3,183	2,834
Equity attributable to non-controlling interests	4,711	4,285
Total equity	7,894	7,119
Total Liabilities and Equity	$21,338	$18,886

See accompanying notes to the consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts)
Years Ended December 31, 2010, 2009 and 2008

	Year ended December 31,
	2010	2009	2008
Revenues:
Net sales	$7,934	$6,790	$8,430
Other revenues from operations	194	104	74
Net gain (loss) from investment activities	814	1,406	(2,920)
Interest and dividend income	194	244	331
Other (loss) income, net	(17)	61	223
	9,119	8,605	6,138
Expenses:
Cost of goods sold	6,762	5,844	7,166
Other expenses from operations	150	73	51
Selling, general and administrative	1,037	1,097	1,022
Restructuring	16	51	157
Impairment	12	41	450
Interest expense	389	319	358
	8,366	7,425	9,204
Income (loss) from continuing operations before income tax (expense) benefit	753	1,180	(3,066)
Income tax (expense) benefit	(9)	44	(76)
Income (loss) from continuing operations	744	1,224	(3,142)
(Loss) income from discontinued operations	(1)	1	485
Net income (loss)	743	1,225	(2,657)
Less: net (income) loss attributable to non-controlling interests	(544)	(972)	2,631
Net income (loss) attributable to Icahn Enterprises	$199	$253	$(26)
Net income (loss) attributable to Icahn Enterprises from:
Continuing operations	$200	$252	$(511)
Discontinued operations	(1)	1	485
	$199	$253	$(26)
Net income (loss) attributable to Icahn Enterprises allocable to:
Limited partners	$195	$229	$(57)
General partner	4	24	31
	$199	$253	$(26)
Basic income (loss) per LP unit:
Income (loss) from continuing operations	$2.36	$3.04	$(7.84)
(Loss) income from discontinued operations	(0.01)	0.01	7.04
	$2.35	$3.05	$(0.80)
Basic weighted average LP units outstanding	83	75	71
Diluted income (loss) per LP unit:
Income (loss) from continuing operations	$2.35	$2.96	$(7.84)
(Loss) income from discontinued operations	(0.01)	0.01	7.04
	$2.34	$2.97	$(0.80)
Diluted weighted average LP units outstanding	84	79	71
Cash distributions declared per LP unit	$1.00	$1.00	$1.00

See accompanying notes to the consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES
IN EQUITY AND COMPREHENSIVE INCOME
(In millions)

	Equity Attributable to Icahn Enterprises
	General Partner’s Equity (Deficit)	Limited Partners’ Equity – Depositary Units	Held in Treasury		Total Partners’ Equity	Non-Controlling Interests	Total Equity
			Amount	Units
Balance, December 31, 2007	$(559)	$3,057	$(12)	1	$2,486	$6,878	$9,364
Comprehensive loss:
Net income (loss)	31	(57)	—	—	(26)	(2,631)	(2,657)
Net unrealized losses on available-for-sale securities	—	(8)	—	—	(8)	—	(8)
Defined benefit plans	(30)	(254)	—	—	(284)	(87)	(371)
Translation adjustments and other	(77)	(244)	—	—	(321)	(103)	(424)
Comprehensive loss	(76)	(563)	—	—	(639)	(2,821)	(3,460)
Federal-Mogul acquisition	615	153	—	—	768	627	1,395
Partnership distributions	(1)	(71)	—	—	(72)	—	(72)
General partner contributions	3	—	—	—	3	—	3
Investment Management distributions	—	—	—	—	—	(1,351)	(1,351)
Investment Management contributions	—	—	—	—	—	830	830
Change in subsidiary equity and other	12	6	—	—	18	(75)	(57)
Balance, December 31, 2008	(6)	2,582	(12)	1	2,564	4,088	6,652
Comprehensive income:
Net income	24	229	—	—	253	972	1,225
Hedged instruments	—	12	—	—	12	4	16
Defined benefit plans	—	25	—	—	25	8	33
Translation adjustments and other	3	52	—	—	55	27	82
Comprehensive income	27	318	—	—	345	1,011	1,356
Partnership distributions	(2)	(75)	—	—	(77)	—	(77)
Investment Management distributions	—	—	—	—	—	(1,107)	(1,107)
Investment Management contributions	—	—	—	—	—	287	287
Change in subsidiary equity and other	(1)	3	—	—	2	6	8
Balance, December 31, 2009	18	2,828	(12)	1	2,834	4,285	7,119
Comprehensive income:
Net income	4	195	—	—	199	544	743
Defined benefit plans	1	47	—	—	48	15	63
Hedge Instruments	—	(10)	—	—	(10)	(3)	(13)
Translation adjustments and other	—	8	—	—	8	2	10
Comprehensive income	5	240	—	—	245	558	803
Partnership distributions	(2)	(83)	—	—	(85)	—	(85)
General partner contributions	6	—	—	—	6	—	6
Tropicana acquisition	—	—	—	—	—	237	237
ARI acquisition	(178)	178	—	—	—	—	—
Viskase acquisition	(132)	132	—	—	—	—	—
Preferred LP unit redemption	—	138	—	—	138	—	138
Investment Management distributions	—	—	—	—	—	(803)	(803)
Investment Management contributions	—	—	—	—	—	430	430
Change in subsidiary equity and other	1	44	—	—	45	4	49
Balance, December 31, 2010	$(282)	$3,477	$(12)	1	$3,183	$4,711	$7,894

Accumulated other comprehensive loss was $597 and $657 at December 31, 2010 and 2009, respectively.

See accompanying notes to the consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
Years Ended December 31, 2010, 2009 and 2008

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$743	$1,225	$(2,657)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	1	(1)	(485)
Investment (gains) losses	(814)	(1,406)	2,920
Purchases of securities	(4,043)	(2,433)	(9,104)
Proceeds from sales of securities	2,895	3,335	6,829
Purchases to cover securities sold, not yet purchased	(3,018)	(4,843)	(654)
Proceeds from securities sold, not yet purchased	1,810	4,032	3,437
Net premiums received on derivative contracts	8	5	661
Changes in receivables and payables relating to securities transactions	918	(611)	1,789
Depreciation and amortization	463	441	369
Impairment	12	41	450
Other, net	(71)	(159)	(95)
Changes in operating assets and liabilities:
Changes in cash held at consolidated affiliated partnerships and restricted cash	1,180	595	(2,800)
Accounts receivable, net	(185)	37	223
Inventories, net	(75)	165	208
Other assets	(56)	25	(9)
Accounts payable	140	100	(66)
Accrued expenses and other liabilities	133	(182)	(116)
Net cash provided by operating activities from continuing operations	41	366	900
Net cash used in operating activities from discontinued operations	—	(1)	(7)
Net cash provided by operating activities	41	365	893
Cash flows from investing activities:
Capital expenditures	(422)	(230)	(858)
Net cash received from (paid for) acquired businesses	116	—	(68)
Proceeds from sale of marketable equity and debt securities	4	65	590
Purchases of marketable equity and debt securities	—	(38)	(30)
Other, net	(9)	(53)	54
Net cash used in investing activities from continuing operations	(311)	(256)	(312)
Net cash provided by investing activities from discontinued operations	—	3	1,069
Net cash (used in) provided by investing activities	(311)	(253)	757
Cash flows from financing activities:
Investment management equity:
Capital subscriptions received in advance	—	7	—
Capital distributions to non-controlling interests	(566)	(1,163)	(1,270)
Capital contributions by non-controlling interests	419	287	685
Partnership contributions	6	—	3
Partnership distributions	(85)	(77)	(72)
Proceeds from issuance of senior unsecured notes	2,499	—	—
Proceeds from other borrowings	107	352	67
Repayments of borrowings	(1,389)	(192)	(321)
Other, net	(8)	(6)	(6)
Net cash provided by (used in) financing activities from continuing operations	983	(792)	(914)
Net cash used in financing activities from discontinued operations	—	—	(255)
Net cash provided by (used in) financing activities	983	(792)	(1,169)
Effect of exchange rate changes on cash and cash equivalents	(6)	19	(57)
Net increase (decrease) in cash and cash equivalents	707	(661)	424
Net change in cash of assets held for sale	—	—	69
Cash and cash equivalents, beginning of period	2,256	2,917	2,424
Cash and cash equivalents, end of period	$2,963	$2,256	$2,917
Supplemental information:
Cash payments for interest, net of amounts capitalized	$293	$289	$372
Net cash payments for income taxes	$35	$—	$261
Net unrealized gains on available-for-sale securities	$—	$3	$(8)
Redemptions payable to non-controlling interests	$346	$113	$169
Fair value of investment in Tropicana prior to acquisition of controlling interest	$251	$—	$—
LP Unit issuance to purchase majority interests in ARI and Viskase	$310	$—	$—
LP Unit issuance to settle preferred LP unit redemptions	$138	$—	$—
LP Unit issuance to purchase additional interest in Federal-Mogul	$—	$—	$153

See accompanying notes to the consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

General

Icahn Enterprises L.P. (“Icahn Enterprises” or the “Company”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), our sole general partner, which is owned and controlled by Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of December 31, 2010, affiliates of Mr. Icahn owned 78,454,899 of our depositary units which represented approximately 92.6% of our outstanding depositary units. As discussed further in Note 15, “Preferred Limited Partner Units,” on March 31, 2010 we redeemed all of our outstanding preferred units.

As of December 31, 2010, we are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment Management, Automotive, Gaming, Railcar, Food Packaging, Metals, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the Holding Company. Further information regarding our continuing reportable segments is contained in Note 4, “Operating Units,” and Note 17, “Segment and Geographic Reporting.”

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

The consolidated financial statements include the accounts of (i) Icahn Enterprises and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises in which control can be exercised, in addition to those entities in which Icahn Enterprises has a substantive controlling, general partner interest or in which it is the primary beneficiary of a variable interest entity, as described below. Icahn Enterprises is considered to have control if it has a direct or indirect ability to make decisions about an entity’s activities through voting or similar rights. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications from prior year presentation have been made to conform to presentation as of and for the year ended December 31, 2010.

In accordance with U.S. GAAP, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of previously separate companies for all periods under common control prior to the acquisition are included in our consolidated financial statements.

Change in Reporting Entity

As discussed further in Note 3, “Acquisitions,” on January 15, 2010, in two separate transactions, we acquired controlling interests in American Railcar Industries, Inc. (“ARI”) and Viskase Companies Inc. (“Viskase”) from affiliates of Mr. Icahn. ARI and Viskase are each considered entities under common control.

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

Principles of Consolidation

General

Our consolidated financial statements include the accounts of (i) Icahn Enterprises and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises, in addition to those entities in which we have a controlling interest as a general partner interest or in which we are the primary beneficiary of a variable interest entity (“VIE”). In evaluating whether we have a controlling financial interest in entities in which we would consolidate, we consider the following: (1) for voting interest entities, we consolidate these entities in which we own a majority of the voting interests; (2) for VIEs that are not subject to the deferral provisions described below in the section entitled, “Adoption of New Accounting Standards,” we consolidate these entities in which we are considered the primary beneficiary because we (i) have the direct or indirect ability through voting rights or similar rights to make decisions about the VIE’s activities that have a significant effect on its success and (ii) absorb the majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both (see Note 6, “Investments and Related Matters,” for further discussion regarding our VIEs); and (3) for limited partnership entities that are not considered VIEs, we consolidate these entities if we are the general partner of such entities and for which no substantive kick-out rights (the rights underlying the limited partners’ ability to dissolve the limited partnership or otherwise remove the general partners are collectively referred to as “kick-out” rights) or participating rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.

Except for our Investment Management segment, for those investments in which we own 50% or less but greater than 20%, we account for such investments using the equity method, while investments in affiliates of 20% or less are accounted for under the cost method.

Investment Management

Although the Private Funds, as defined herein, are not investment companies within the meaning of the ’40 Act, each of the consolidated Private Funds is, for purposes of U.S. GAAP, an investment company pursuant to Financial Accounting Statements Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 946.10, Financial Services — Investment Companies. The General Partners adopted FASB ASC Section 946-810-45, Financial Services — Investment Companies — Consolidation — Other Presentation Matters (“FASB ASC Section 946-810-45”), as of January 1, 2007. FASB ASC Section 946-810-45 addresses whether the accounting principles of FASB ASC Section 946-810-45 may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. Upon the adoption of FASB ASC Section 946-810-45, (i) the Offshore GP lost its ability to retain specialized accounting pursuant to FASB ASC Section 946-810-45 for either its equity method investment in Master Fund I or for its consolidation of the Offshore Fund, Master Fund II and Master Fund III, and (ii) the Onshore

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

GP lost its ability to retain specialized accounting for its consolidation of the Onshore Fund, in each case, because both the Offshore GP and the Onshore GP do not meet the requirements for retention of specialized accounting under FASB ASC Section 946-810-45, as the Offshore GP and Onshore GP and their affiliates acquire interests for strategic operating purposes in the same companies in which their subsidiary investment companies invest.

However, upon losing their ability to retain specialized accounting, the General Partners account for their investments held by the consolidated Private Funds in debt securities and in those equity securities with readily determinable fair values pursuant to the Investment — Debt and Equity Securities Topic of the FASB ASC and classified such investments as available-for-sale securities and then elected the fair value option and reclassified such securities as trading securities. For those equity securities that did not have readily determinable fair values, the General Partners elected the fair value option. For those investments in which the General Partners would otherwise account for such investments under the equity method, the General Partners, in accordance with their accounting policy, elected the fair value option. The election of the fair value option was deemed to most accurately reflect the nature of our business relating to investments.

The special profits interest allocations and incentive allocations earned from certain consolidated entities are eliminated in consolidation; however, our allocated share of the net income from the Investment Funds (as defined in Note 4, “Operating Units — Investment Management”) includes the amount of these eliminated fees and allocations. Accordingly, the consolidation of the Investment Funds has no material net effect on our earnings from the Private Funds.

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

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Cash held at consolidated affiliated partnerships primarily consists of cash and cash equivalents held by the Onshore Fund and Offshore Master Funds (as defined herein) that, although not legally restricted, is not available to fund the general liquidity needs of the Investment Management segment or Icahn Enterprises. Restricted cash primarily relates to cash pledged and held for margin requirements on derivative transactions as well as cash related to securities sold short, not yet purchased. A portion of the cash at brokers is related to securities sold, not yet purchased; its use is therefore restricted until the securities are purchased. Securities sold, not yet purchased are collateralized by certain of the Investment Funds’ investments in securities.

The restricted cash balance was approximately $1.6 billion and $2.8 billion as of December 31, 2010 and 2009, respectively.

Investments and Related Transactions — Investment Management

Investment Transactions and Related Investment Income (Loss).  Investment transactions of the Investment Funds are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification methods. Realized and unrealized gains or losses on

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

investments are recorded in the consolidated statements of operations. Interest income and expenses are recorded on an accrual basis and dividends are recorded on the ex-dividend date. Premiums and discounts on fixed income securities are amortized using the effective yield method.

Valuation of Investments.  Securities of the Investment Funds that are listed on a securities exchange are valued at their last sales price on the primary securities exchange on which such securities are traded on such date. Securities that are not listed on any exchange but are traded over-the-counter are valued at the mean between the last “bid” and “ask” price for such security on such date. Securities and other instruments for which market quotes are not readily available are valued at fair value as determined in good faith by the applicable General Partner.

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

Fair Values of Financial Instruments.  The fair values of the Investment Funds’ assets and liabilities that qualify as financial instruments under applicable U.S. GAAP approximate the carrying amounts presented in the consolidated balance sheets.

Securities Sold, Not Yet Purchased.  The Investment Funds may sell an investment they do not own in anticipation of a decline in the fair value of that investment. When the Investment Funds sell an investment short, they must borrow the investment sold short and deliver it to the broker-dealer through which they made the short sale. A gain, limited to the price at which the Investment Funds sold the investment short, or a loss, unlimited in amount, will be recognized upon the cover of the short sale.

Due From Brokers.  Due from brokers represents cash balances with the Investment Funds’ clearing brokers as well as unrestricted balances with derivative counterparties.

Due To Brokers.  Due to brokers represents margin debit balances collateralized by certain of the Investment Funds’ investments in securities.

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

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of December 31, 2010 are approximately $6.5 billion and $6.1 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2009 are approximately $5.2 billion and $4.8 billion, respectively.

Fair Value Option for Financial Assets and Financial Liabilities

The fair value option gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value pursuant to the provisions of the FASB ASC. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. In estimating the fair value for financial instruments for which the fair value option has been elected, we use the valuation methodologies in accordance to where the financial instruments are classified within the fair value hierarchy as discussed in Note 8, “Fair Value Measurements.” Except for our Automotive, Railcar and Home Fashion segments, we apply the fair value option to our investments that would otherwise be accounted under the equity method.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Inventories, Net

Our consolidated inventories, net consisted of the following (in millions of dollars):

	December 31,
	2010	2009
Raw materials	$211	$176
Work in process	195	163
Finished goods	670	690
	1,076	1,029
Other:
Ferrous	43	30
Non-ferrous	21	10
Secondary metals	23	22
	87	62
Total inventories, net	$1,163	$1,091

Automotive, Railcar, Food Packaging, and Home Fashion Segment Inventories.  Our Automotive, Railcar, Food Packaging and Home Fashion segment inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out basis method. The cost of manufactured goods include the cost of materials, direct labor and manufacturing overhead. Our Automotive, Railcar, Food Packaging and Home Fashion segments reserve for estimated excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.

Upon our acquisition of the controlling interest in Federal-Mogul Corporation (“Federal-Mogul”) during fiscal 2008, our Automotive segment inventories were revalued and resulted in an increase to inventory balances. The increase to inventory resulting from our acquisition impacted cost of goods sold as the related inventory was sold. During the period March 1, 2008 through December 31, 2008, our Automotive segment recognized $60 million as additional cost of goods sold, thereby reducing gross margin by the same amount.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

furniture, fixtures and equipment, one to 30 years. Leasehold improvements are amortized over the life of the lease or the life of the improvement, whichever is shorter.

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

Goodwill and Intangible Assets, Net

Goodwill and indefinite lived intangible assets primarily include trademarks and trade names acquired in acquisitions. For a complete discussion of the impairment of goodwill and indefinite intangible-lived assets related to our various segments, see Note 4, “Operating Units,” and Note 10, “Goodwill and Intangible Assets, Net.”

Accounting for the Impairment of Goodwill

We evaluate the carrying value of goodwill annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

Accounting for the Impairment of Intangible Assets

We evaluate the recoverability of identifiable indefinite lived intangible assets annually or more frequently if impairment indicators exist. The impairment analysis compares the estimated fair value of these assets to the related carrying value, and impairment charge is recorded for any excess of carrying value over estimated fair value. The estimated fair value is based on consideration of various valuation methodologies, including guideline transaction multiples, multiples of earnings, and projected future cash flows discounted at rates commensurate with risk involved.

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

Allocation of Net Profits and Losses in Consolidated Affiliated Partnerships — Investment Management

Net investment income and net realized and unrealized gains and losses on investments of the Investment Funds are allocated to the respective partners of the Investment Funds based on their percentage ownership in such Investment Funds on a monthly basis. Except for our limited partner interest, such allocations made to the limited partners or shareholders of the Investment Funds are represented as non-controlling interests in our consolidated statements of operations. Generally, at the end of each fiscal year (and, in the case of withdrawals made other than at the end of the fiscal year, as of such withdrawal date), the General Partners will have re-allocated to their capital accounts, amounts, generally ranging from 1.5% to 2.5% of the capital appreciation (both realized and unrealized) allocated to the Investment Funds’ limited partners (or lesser amounts for certain limited partners) Such reallocation is referred to as the special profits interest allocation. In addition, the General Partners may also generally be allocated amounts, ranging from 15% to 25% of the net capital appreciation (both realized and unrealized), such amounts being referred to as incentive allocations, provided, however, that an incentive allocation with respect to an Investment Fund shall not be made in any year to the extent that the special profits interest allocation relating to such Investment Fund equal or exceeds the net capital appreciation for such Investment Fund for such year. Additionally, incentive allocations are subject to a “high watermark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses for each investor in prior periods are recovered). See below (Revenue and Expense Recognition — Investment Management) for discussion of fee structure for special profits interest allocations and incentive allocations effective July 1, 2009.

Partners’ Capital — Investment Management

Icahn Capital and the General Partners are each organized as a limited partnership formed pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. Limited partner interests have been granted in the General Partners to allow certain employees and individuals to participate in a share of the special profits interest allocations and/or incentive allocations earned by the General Partners

Icahn Capital and the General Partners, individually, intend to be treated as partnerships for federal income tax purposes, and as such shall maintain a capital account for each of their partners. Certain partners

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

of the General Partners will be allocated an amount of special profits interest allocation and each partner of the General Partners will be allocated an amount of incentive allocations subject to, and as determined by, the provisions of the limited partnership agreements of each Investment Fund with each of the General Partners’ special profits interest allocations and incentive allocations not allocated to the limited partners per their respective agreements are generally allocated to the general partners. Other partnership profits and losses of Icahn Capital and each of the General Partners are generally allocated among the respective partners in Icahn Capital and each of the General Partners pro rata in accordance with their capital accounts.

Income allocations to all partners in each of the General Partners, except the general partner entity, are accounted for as compensation expense as more fully described in Note 13, “Compensation Arrangements.” All amounts allocated to these partners’ capital accounts and their respective capital contributions are included in accounts payable and accrued expenses and other liabilities on the consolidated balance sheets until those amounts are paid out in accordance with the terms of each respective partner’s agreement. Payments made to the respective general partner are treated as equity distributions.

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

For accounting purposes relating to acquisitions of entities under common control, earnings from the Investment Management segment prior to the acquisition of the partnership interests as described herein on August 8, 2007, earnings from PSC Metals prior to its acquisition on November 5, 2007, earnings from Federal-Mogul prior to the acquisition of a majority interest on July 3, 2008 and earnings from ARI and Viskase prior to their acquisition of a majority interest each on January 15, 2010 have been allocated to Icahn Enterprises GP, our general partner, and therefore are excluded from the computation of basic and diluted income or loss per LP unit.

Accounting for the Acquisition and Disposition of Entities under Common Control

Acquisitions of entities under common control are reflected in a manner similar to pooling of interests. The general partner’s capital account is charged or credited for the difference between the consideration we pay for the entity and the related entity’s basis prior to our acquisition. Net gains or losses of an acquired entity prior to its acquisition date are allocated to the general partner’s capital account. In allocating gains and losses upon the sale of a previously acquired common control entity, we allocate a gain or loss for financial reporting purposes by first restoring the general partner’s capital account for the cumulative charges or credits relating to prior periods recorded at the time of our acquisition and then allocating the remaining gain or loss among the general and limited partners in accordance with their respective partnership percentages under the Amended and Restated Agreement of Limited Partnership dated as of May 12, 1987, as amended from time to time (together with the partnership agreement of Icahn Enterprises Holdings, the “Partnership Agreement”) (i.e., 98.01% to the limited partners and 1.99% to the general partner).

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

Income Taxes

Except as described below, no provision has been made for federal, state, local or foreign income taxes on the results of operations generated by partnership activities, as such taxes are the responsibility of the partners. Provision has been made for federal, state, local or foreign income taxes on the results of operations generated by our corporate subsidiaries and these are reflected within continuing and discontinued operations. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Compensation Arrangements

U.S. GAAP requires public entities to record non-cash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period and value such equity awards based on fair-value methods. See Note 13, “Compensation Arrangements,” for further discussion regarding compensation arrangements of our Investment Management and Automotive segments.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Revenue and Expense Recognition

Investment Management

Revenue Recognition:  The Investment Management segment generates income from amounts earned pursuant to contractual arrangements with the Investment Funds. Such amounts include income from (1) special profits interest allocations; (2) incentive allocations and (3) gains and losses from our interest in the Investment Funds.

Prior to July 1, 2009, incentive allocations were generally 25% of the net profits (both realized and unrealized) generated by fee-paying investors in the Investment Funds and were subject to a “high watermark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses for each investor in prior periods are recovered). These allocations are calculated and allocated to the capital accounts of the General Partners at the end of each year except for incentive allocations earned as a result of investor redemption events during interim periods. (See below for discussion of fee structure for incentive allocations effective as of July 1, 2009).

Effective January 1, 2008, the Investment Funds’ limited partnership agreements provide that the applicable General Partner will receive a special profits interest allocation at the end of each calendar year from each capital account maintained in the Investment Funds that is attributable to: (i) in the case of the Onshore Fund, each fee-paying limited partner in the Onshore Fund and (ii) in the case of the Feeder Funds, each fee-paying investor in the Feeder Funds (that excludes certain investors that are affiliates of Mr. Icahn) (in each case, referred to herein as an investor). Prior to July 1, 2009, this allocation is generally equal to 0.625% of the balance in each fee-paying capital account as of the beginning of each quarter (for each investor, the Target Special Profits Interest Amount) except that amounts are allocated to the General Partners in respect of special profits interest allocations only to the extent that net increases (i.e., net profits) are allocated to an investor for the fiscal year. Accordingly, any special profits interest allocations allocated to the General Partners in respect of an investor in any year cannot exceed the net profits allocated to such investor in such year. (See below for discussion of fee structure for special profits interest allocation effective July 1, 2009).

Beginning July 1, 2009 and through July 1, 2010, all limited partnership agreements and offering memoranda of the Private Funds (collectively referred to as the “Fund Documents”) were revised primarily to provide investors with various new options for investments in the Private Funds (each an “Option”). Each Option has certain eligibility criteria for investors and existing investors were permitted to roll over their investments made in the Private Funds prior to July 1, 2009 (“Pre-Election Investments”) into one or more of the new Options. For fee-paying investments, the special profits interest allocations will range from 1.5% to 2.25% per annum and the incentive allocations will range from 15% (in some cases subject to a preferred return) to 22% per annum. The new Options also have different withdrawal terms, with certain Options being permitted to withdraw capital every six months (subject to certain limitations on aggregate withdrawals) and other Options being subject to three-year rolling lock-up periods, provided that early withdrawals are permitted at certain times with the payment to the Private Funds of a fee.

The economic and withdrawal terms of the Pre-Election Investments remain the same, which include a special profits interest allocation of 2.5% per annum, an incentive allocation of 25% per annum and a three-year lock-up period (or sooner, subject to the payment of an early withdrawal fee). Certain of the Options preserve each investor’s existing high watermark with respect to its rolled over Pre-Election Investments and one of the Options established a hypothetical high watermark for new capital invested before December 31, 2010 by persons that were investors prior to July 1, 2009. If an investor did not roll over a Pre-Election Investment into another Option when it was first eligible to do so without the payment of a withdrawal fee, the Private Funds required such investor to withdraw such Pre-Election Investment.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

In the event that sufficient net profits are not generated by an Investment Fund with respect to a capital account to meet the full Target Special Profits Interest Amount for an investor for a calendar year, a special profits interest allocation will be made to the extent of such net profits, if any, and the shortfall will be carried forward (without interest or a preferred return thereon) and added to the Target Special Profits Interest Amount determined for such investor for the next calendar year. Appropriate adjustments will be made to the calculation of the special profits interest allocation for new subscriptions and withdrawals by investors. In the event that an investor redeems in full from a Feeder Fund or the Onshore Fund before the entire Target Special Profits Interest Amount determined for such investor has been allocated to the General Partner in the form of a special profits interest allocation, the Target Special Profits Interest Amount that has not yet been allocated to the General Partner will be forfeited and the General Partner will not receive it.

Each Target Special Profits Interest Amount will be deemed contributed to a separate hypothetical capital account (that is not subject to an incentive allocation or a special profits interest allocation) in the applicable Investment Fund and any gains or losses that would have been allocated on such amounts will be credited or debited, as applicable, to such hypothetical capital account. The special profits interest allocation attributable to an investor will be deemed to be made from (and thereby debited from) such hypothetical capital account and, accordingly, the aggregate amount of any special profits interest allocation attributable to such investor will also depend upon the investment returns of the Investment Funds in which such hypothetical capital account is maintained.

The General Partners waived the special profits interest allocations and incentive allocations for our interest in the Investment Funds and Mr. Icahn’s direct and indirect holdings and may, in their sole discretion, modify or may elect to reduce or waive such fees with respect to any investor that is an affiliate, employee or relative of Mr. Icahn or his affiliates, or for any other investor. All of the special profits interest allocations and incentive allocations, if any, from certain consolidated entities are eliminated in consolidation; however, our share of the net income from the Investment Funds includes the amount of these eliminated allocations.

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

Shipping and Handling Costs:  Federal-Mogul recognizes shipping and handling costs as incurred as a component of cost of goods sold in the consolidated statements of operations.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Research and Development:  Federal-Mogul expenses research and development (“R&D”) costs and costs associated with advertising and promotion as incurred. R&D expense, including product engineering and validation costs, was $156 million, $140 million and $142 million for fiscal 2010, fiscal 2009 and the period March 1, 2008 through December 31, 2008, respectively. As a percentage of original equipment manufacturer and servicers (“OE”) sales, R&D expense was 4.0%, 4.7% and 4.1% for fiscal 2009, fiscal 2008 and for the period March 1, 2008 through December 31, 2008, respectively.

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

Gaming

Revenue Recognition and Promotional Allowances:  Casino revenue represents the difference between wins and losses from gaming activities. Room, food and beverage and other operating revenues are recognized at the time the goods or services are provided. Tropicana collects taxes from customers at the point of sale on transactions subject to sales and other taxes. Revenues are recorded net of any taxes collected. The majority of our casino revenue is counted in the form of cash and chips and, therefore, is not subject to any significant or complex estimation. The retail value of rooms, food and beverage and other services provided to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances.

Railcar

Revenue recognition:  Revenues from railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and title transfer, which is when the risk for any damage or loss with respect to the railcars passes to the customer. Paint and lining work may be outsourced and, as a result, the sale for the railcar may be recorded after customer acceptance when it leaves the manufacturing plant and the sale for the lining work may be separately recorded following completion of that work by the contractor, customer acceptance and final shipment. Revenues from railcar leasing are recognized on a straight-line basis over the life of the lease. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with ARI’s contractual terms. Revenue for railcar maintenance services is recognized upon completion and shipment of railcars from ARI’s plants. ARI does not currently bundle railcar service contracts with new railcar sales. Revenue for fleet management services is recognized as performed.

Food Packaging

Revenue Recognition:  Revenues are recognized at the time products are shipped to the customer, under F.O.B shipping point or F.O.B port terms. Revenues are net of discounts, rebates and allowances. Viskase records all labor, raw materials, in-bound freight, plant receiving and purchasing, warehousing, handling and distribution costs as a component of costs of goods sold.

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

Adoption of New Accounting Standards

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

In February 2010, the FASB issued new guidance which amends the consolidation requirement discussed above. This amendment defers consolidation requirements for a reporting entity’s interest in an entity if the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

reporting entity (1) has all the attributes of an investment company or (2) represents an entity for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could be potentially significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities or entities formerly considered special-purpose entities. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of VIEs or other applicable consolidation guidance, such as the consolidation of partnerships. Entities are required, however, to provide disclosures for all VIEs in which they hold a variable interest. This includes variable interests in entities that qualify for the deferral but are considered VIEs under the prior accounting provisions. This new guidance is effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. We determined that certain entities within our Investment Management segment met the deferral provisions of this new guidance. Accordingly, these entities within our Investment Management segment will continue to be subject to the overall guidance on the consolidation of VIEs prior to the new standard described above or other applicable consolidation guidance, such as the consolidation of partnerships. See Note 7, “Investments and Related Matters — Investments in Variable Interest Entities,” for further discussion.

In January 2010, the FASB issued new guidance on supplemental fair value disclosures. The new disclosures require (1) a gross presentation of activities within the Level 3 roll forward reconciliation, which will replace the net presentation format and (2) detailed disclosures about the transfers between Level 1 and Level 2 measurements. Additionally, the new guidance provides several clarifications regarding the level of disaggregation and disclosures about inputs and valuation techniques. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. Early application is permitted and comparative disclosures are not required in the period of initial adoption. We have adopted the provisions of this new guidance effective January 1, 2010. The adoption of this new standard did not have any impact on our financial condition, results of operations and cash flows. See Note 7, “Fair Value Measurements,” for additional information.

In April 2010, the FASB issued new guidance regarding the accounting for casino base jackpot liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying the jackpot, but jackpot liabilities should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The effect of the guidance should be recorded as a cumulative-effect adjustment to opening partners’ equity in the period of adoption. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early application is permitted. The adoption did not have a material impact on our financial condition, results of operations and cash flows.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Filing Status of Subsidiaries

Federal-Mogul, ARI and Tropicana are each a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and file annual, quarterly and current reports and proxy and information statements. Each of these reports is separately filed with the SEC and is publicly available at www.sec.gov.

3. Acquisitions

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

As a result of our acquisition of a controlling interest in Viskase, certain long-term assets have been adjusted, effective the date of common control, by a total of $18 million as a result of our required utilization

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions  – (continued)

of common control parties’ underlying basis in such assets as follows: increase of $3 million for goodwill, increase of $20 million for intangible assets and decrease of $5 million for property, plant and equipment, net.

Acquisition of Controlling Interest in Tropicana Entertainment Inc.

Acquisition History

On March 8, 2010, (the “Effective Date”), Tropicana Entertainment Inc. (“Tropicana”) completed the acquisition of certain assets of its predecessor, Tropicana Entertainment, LLC, and certain subsidiaries and affiliates thereof (together, the “Predecessors”) and Tropicana Resort and Casino-Atlantic City (“Tropicana AC”). Such transactions, referred to as the “Restructuring Transactions,” were effected pursuant to the Joint Plan of Reorganization of Tropicana Entertainment, LLC (“Tropicana LLC”) and Certain of Its Debtor Affiliates Under Chapter 11 of the Bankruptcy Code, filed with the United States Bankruptcy Court for the District of Delaware on January 8, 2009, as amended (the “Plan”). Prior to the Restructuring Transactions, Icahn Partners LP (“Icahn Partners”), Icahn Partners Master Fund LP (“Master Fund I”), Icahn Partners Master Fund II LP (“Master Fund II”), Icahn Partners Master Fund III LP (“Master Fund III”), each an indirectly held subsidiary of ours, held positions in certain debt securities and instruments in the Predecessors. As a result of the Restructuring Transactions pursuant to the Plan, Icahn Partners, Master Fund I, Master Fund II and Master Fund III received a combined amount of 11,880,021 shares of Tropicana common stock.

In addition, in connection with Tropicana’s completion of the Restructuring Transactions, Tropicana entered into a credit agreement, dated as of December 29, 2009 (the “Exit Facility”). Each of Icahn Partners, Master Fund I, Master Fund II and Master Fund III is a lender under the Exit Facility and in the aggregate, hold over 50% of the loans under the Exit Facility. Furthermore, Icahn Agency Services LLC, one of our indirect subsidiaries, is the administrative agent under the Exit Facility. Pursuant to the terms of the Exit Facility, the lenders, including Icahn Partners, Master Fund I, Master Fund II and Master Fund III, were issued warrants to purchase shares of Tropicana common stock (the “Warrants”). On March 9, 2010, Icahn Partners, Master Fund I, Master Fund II and Master Fund III exercised their Warrants in their entirety and received an additional combined amount of 784,158 shares of Tropicana common stock.

On November 15, 2010, the Investment Funds acquired an additional 668,000 shares of Tropicana common stock for cash consideration of approximately $9 million. As a result of this purchase, the Investment Funds hold, in the aggregate, 13,538,446 shares of Tropicana common stock, representing approximately 51.5% of the outstanding shares of Tropicana common stock. The additional purchase of shares of Tropicana common stock requires us to consolidate Tropicana’s financial results effective November 15, 2010, which now comprises our Gaming segment.

See Note 4, “Operating Units — Gaming,” for a business description of Tropicana.

Investment in Tropicana

In accordance with ASC Topic 805, Business Combinations, the application of purchase accounting requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values recorded as goodwill. If the fair value of the assets acquired and liabilities assumed exceeds the fair value of the consideration given, a bargain purchase has occurred which is recorded as a gain on acquisition. The allocation process requires, among other things, an analysis of acquired fixed assets, contracts, and contingencies to identify and record the fair value of all assets acquired and liabilities assumed. In allocating the purchase price to the fair value of the assets acquired and liabilities assumed, we utilized, in part, a third-party appraiser to assist us in assessing the fair values of certain components of the assets acquired and liabilities assumed.

Estimates of fair value are based on industry data and trends and by reference to relevant market rates and transactions, and discounted cash flow valuation methods, among other factors. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond our reasonable

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions  – (continued)

control. The preliminary allocation of the fair value of the assets acquired is subject to additional adjustment to provide us with adequate time to complete the valuation of Tropicana’s assets and liabilities.

The fair value of our equity interest in Tropicana was $251 million prior to the 668,000 shares purchased on November 15, 2010. As a result of remeasuring our equity interest to fair value, we recognized a gain of $74 million which is included in net gain from investment activities in our consolidated statements of operations.

The following table summarizes the fair value of the assets acquired and liabilities assumed, as well as the fair value of the non-controlling interest in Tropicana as of November 15, 2010:

	Fair Value at November 15, 2010
	(in millions)
Cash and cash equivalents	$164
Restricted cash	18
Accounts receivable, net	35
Property, plant and equipment, net	424
Intangible assets, net	79
Other assets	86
Assets Acquired	806
Accounts payable	62
Accrued expenses and other liabilities	97
Debt	134
Liabilities Assumed	293
Fair value of Tropicana net assets acquired	513
Fair value of Tropicana non-controlling interests(1)	237	(1)
Fair value of net assets acquired by our Investment Management segment	276
Less: acquisition-date fair value of previously held equity interest in Tropicana	251
Less: cost of shares of Tropicana common stock purchased on November 15, 2010	9
Fair value basis upon acquisition of controlling interest in Tropicana	260
Gain on acquisition	$16	(2)

(1)	Fair value of non-controlling interests include a 5% discount to account for lack of control and lack of marketability.
(2)	Included in other (loss) income, net in our consolidated statements of operations.

The unaudited pro forma revenues and net income (assuming the acquisition of the controlling interest in Tropicana had occurred on January 1, 2009) for fiscal 2010 was $9.7 billion and $762 million, respectively, and for fiscal 2009, $9.3 billion and $1.2 billion, respectively. The unaudited pro forma total revenues and net income do not necessarily represent what would have occurred if the transaction had taken place in the respective periods and should not be taken as representative of our future consolidated results of operations.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Operating Units

a. Investment Management

Icahn Onshore LP (the “Onshore GP”) and Icahn Offshore LP (the “Offshore GP” and, together with the Onshore GP, the “General Partners”) act as general partner of Icahn Partners (the “Onshore Fund”) and the Offshore Master Funds (as defined herein), respectively. The “Offshore Master Funds” consist of (i) Master Fund I, (ii) Master Fund II and (iii) Master Fund III. The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the “Investment Funds.” In addition, as discussed elsewhere in this Annual Report on Form 10-K, the “Offshore Funds” consist of (i) Icahn Fund Ltd. (referred to herein as the Offshore Fund), (ii) Icahn Fund II Ltd. and (iii) Icahn Fund III Ltd. The Offshore GP also acts as general partner of a fund formed as a Cayman Islands exempted limited partnership that invests in the Offshore Master Funds. This fund, together with other funds that also invest in the Offshore Master Funds, constitute the “Feeder Funds” and, together with the Investment Funds, are referred to herein as the “Private Funds.”

Effective January 1, 2008, in addition to providing investment advisory services to the Private Funds, the General Partners provide or cause their affiliates to provide certain administrative and back office services to the Private Funds that had been previously provided by Icahn Capital Management LP (collectively, the “Services”) and, in consideration of providing the Services, the General Partners will receive special profits interest allocations, ranging from 1.5% to 2.5% per annum, from fee-paying investors of the Investment Funds. The General Partners may also receive incentive allocations, ranging from 15% to 25% per annum of the net profits generated by fee-paying investors in the Investment Funds, subject to a “high water mark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses for each investor in prior periods have been recovered). The General Partners do not provide such Services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and qualified investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available. (See Note 2, “Summary of Significant Accounting Policies — Revenue and Expense Recognition — Investment Management” for further discussion of special profits interest allocations and incentive allocations).

Our Investment Management segment’s revenues are affected by the combination of fee-paying assets under management (“AUM”) and the investment performance of the Private Funds. The General Partners’ incentive allocations and special profits interest allocations earned from the Investment Funds are accrued on a quarterly basis and are allocated to the General Partners at the end of the Investment Funds’ fiscal year (or sooner on redemptions) assuming there are sufficient net profits to cover such amounts. Such quarterly accruals may be reversed as a result of subsequent investment performance prior to the date of such allocation. Effective July 1, 2009, certain Options provide for incentive allocations to be allocated less frequently than the end of each fiscal year, in which case, quarterly accruals may be reversed as prior to the date of allocation.

Our interest in the Investment Funds, including earned incentive allocations and special profits interest allocation from prior periods that were retained in the Investment Funds, was $2.6 billion and $2.0 billion as of December 31, 2010 and 2009, respectively, for which no special profits interest allocation or incentive allocations are applicable. These investments and related earnings are reflected in the consolidated Private Funds’ net assets and earnings.

As of December 31, 2010, the full Target Special Profits Interest Amount was $45 million, which includes a Target Special Profits Interest Amount of $43 million for fiscal 2010 and a hypothetical return of $5 million on the full Target Special Profits Interest Amount from the Investment Funds, offset in part by forfeited Special Profits Interest Amount of $3 million due to redemptions. The full Target Special Profits Interest Amount of $45 million at December 31, 2010 was allocated to the General Partners at December 31, 2010. This compares to a full Target Special Profits Interest Amount of $154 million as of December 31, 2009, which included a carry-forward Target Special Profits Interest Amount of $70 million from December 31, 2008, a Target Special Profits Interest Amount of $54 million for fiscal 2009 and a hypothetical

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Operating Units  – (continued)

return on the full Target Special Profits Interest Amount from the Investment Funds of $30 million. The full Target Special Profits Interest Amount of $154 million at December 31, 2009 was allocated to the General Partners at December 31, 2009.

Incentive allocations were $5 million for fiscal 2010. Incentive allocations were not material for fiscal 2009 as a result of “high watermarks” that were established for fee-paying investors during fiscal 2008. We did not have any incentive allocations for fiscal 2008. Incentive allocations are calculated on an investor-by-investor basis. (The General Partners do not earn incentive allocations during a particular period even though the Investment Funds may have a positive return in such period until losses for an investor in prior periods have been recovered.) The General Partners’ incentive allocations earned from the Investment Funds are accrued on a quarterly basis and are allocated to the General Partners at the end of the Investment Funds’ fiscal year (or sooner on redemptions), provided that, effective July 1, 2009, certain new options do not provide for incentive allocations at the end of each fiscal year.

Financial Reform

In July 2010, the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Reform Act”) was enacted into law. The Reform Act would require (based on how we currently conduct the business of our Investment Management segment) one or more entities within our Investment Management segment to be registered with the SEC by July 2011 as an investment adviser under the Investment Advisers Act of 1940, and would impose certain reporting and other requirements on such registered entity or entities. We will not be required to register with the SEC as a result of the return of fee-paying capital, as further described in Note 22, “Subsequent Events.” The Reform Act requires additional rulemaking by the SEC which could impact such entities or other affiliated entities. We cannot predict the effect on us of such rulemaking at this time.

b. Automotive

We conduct our Automotive segment through our majority ownership in Federal-Mogul. Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, alternative energies, environment and safety systems. Federal-Mogul serves the world’s foremost original equipment manufacturers and servicers (“OE”) of automotive, light, medium and heavy-duty commercial vehicles, off-road, agricultural, marine, rail, aerospace, power generation and industrial equipment, as well as the worldwide aftermarket.

Federal-Mogul believes that its sales are well-balanced between OE and aftermarket, as well as domestic and international markets. Federal-Mogul’s customers include the world’s largest light and commercial vehicle OEs and major distributors and retailers in the independent aftermarket. Federal-Mogul has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of Federal-Mogul’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions and changes in laws and regulations.

Accounts Receivable, net

Federal-Mogul’s subsidiaries in Brazil, France, Germany, Italy, Japan and Spain are each a party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $211 million and $217 million as of December 31, 2010 and 2009, respectively. Of those gross amounts, $210 million and $190 million, respectively, qualify as sales as defined in ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were transferred with recourse, pledged as collateral and accounted for as secured borrowings and recorded in our consolidated balance sheets as accounts receivable and the related debt shown separately. Under the terms of these factoring arrangements, Federal-Mogul is not obligated to draw cash immediately upon the factoring of accounts receivable. Federal-Mogul had outstanding

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Operating Units  – (continued)

transferred amounts of $1 million and $4 million for which cash had not yet been drawn as of December 31, 2010 and 2009, respectively. Proceeds from the factoring of accounts receivable that qualify as sales were $1.3 billion for each of fiscal 2010 and fiscal 2009 and for the period March 1, 2008 through December 31, 2008. Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. Federal-Mogul’s maximum potential risk of loss from the sale of receivables was $32 million as of December 31, 2010. Based on Federal-Mogul’s analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of December 31, 2010, Federal-Mogul estimated the loss to be immaterial.

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

Estimates of restructuring charges are based on information available at the time such charges are recorded. In certain countries where Federal-Mogul operates, statutory requirements include involuntary termination benefits that extend several years into the future. Accordingly, severance payments continue well past the date of termination at many international locations. Thus, restructuring programs appear to be ongoing when, in fact, terminations and other activities have been substantially completed. Federal-Mogul expects that future savings resulting from execution of its restructuring programs will generally result in full pay-back within 36 months.

Federal-Mogul expects to finance its restructuring programs through cash generated from its ongoing operations or through cash available under its existing credit facility, subject to the terms of applicable covenants. Federal-Mogul does not expect that the execution of such programs will have an adverse impact on its liquidity position.

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

An unprecedented downturn in the global automotive industry and global financial markets led Federal-Mogul to announce, in September and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. Federal-Mogul’s global workforce of 42,700 employees as of December 31, 2010 is approximately 4,300 less than the workforce as of September 30, 2008 due to Restructuring 2009 actions, partially offset by subsequent rehiring of employees as production volumes

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Operating Units  – (continued)

increased during fiscal 2010. For fiscal 2009 and fiscal 2008, Federal-Mogul recorded $31 million and accrued $127 million, respectively, in net restructuring charges associated with Restructuring 2009. There was no net change in net restructuring charges associated with Restructuring 2009 during fiscal 2010. Federal-Mogul expects to incur additional restructuring charges of up to $2 million through fiscal 2011, of which $1 million is expected to be employee costs and $1 million is expected to be facility closure costs. Total cumulative restructuring charges related to Restructuring 2009 through December 31, 2010 were $158 million.

As of December 31, 2009, the accrued liability balance relating to all restructuring programs was $55 million. For fiscal 2010, fiscal 2009 and fiscal 2008 Federal-Mogul incurred $8 million, $32 million and $132 million, respectively, of net restructuring charges related to all restructuring plans, respectively. The net restructuring expenses for fiscal 2010 of $8 million, all of which were related to restructuring activities outside of Restructuring 2009, was comprised of $7 million in employee costs and $1 million in facility closured costs. During fiscal 2010, Federal-Mogul paid $26 million of restructuring charges. As of December 31, 2010, the accrued liability balance was $32 million, including $4 million of foreign currency adjustments, and is included in accrued expenses and other liabilities in our consolidated balance sheets.

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded accruals for all restructuring programs of $8 million, $47 million and $3 million were reversed for fiscal 2010, fiscal 2009 and for the period March 1, 2008 through December 31, 2008, respectively. Such reversals result from: changes in estimated amounts to accomplish previously planned activities; changes in expected outcome (based on historical practice) of negotiations with labor unions, which reduced the level of originally committed actions; implemented government employment programs, which lowered the expected cost and changes in approach to accomplish restructuring activities.

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

Near the latter part of fiscal 2009, the three-year cumulative inflation rate for Venezuela was above 100%, which required the Venezuelan operation to report its results as though the U.S. dollar is its functional currency in accordance with FASB ASC Topic 830, Foreign Currency Matters, commencing January 1, 2010 (“inflationary accounting”). The impact of this transition to a U.S. dollar functional currency is that any change in the U.S. dollar value of bolivar denominated monetary assets and liabilities must be recognized directly in earnings.

On January 8, 2010, the Venezuelan government devalued its currency. All of Federal-Mogul’s Venezuelan balances are translated at 4.3 bolivars per U.S. dollar at December 31, 2010. During fiscal 2010, Federal-Mogul recorded $25 million in foreign currency exchange expense due to this currency devaluation.

As of December 31, 2010, Federal-Mogul had $12 million in cash remaining in Venezuela that is expected to be used to pay intercompany balances for the purchase of product and to pay dividends, subject to local government restrictions.

Impairment

Federal-Mogul recorded $7 million, $20 million and $18 million in impairment charges for fiscal 2010, fiscal 2009 and for the period March 1, 2008 through December 31, 2008, respectively, related to certain of its equipment where the assessment of future undiscounted cash flows of such equipment, when compared to the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Operating Units  – (continued)

current carrying value of the equipment, indicated the assets were not recoverable. Federal-Mogul determined the fair value of the assets by applying a probability weighted, expected present value technique to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with other long-lived asset fair value measurements. See Note 10, “Goodwill and Intangible Assets — Automotive,” and Note 7, “Investments and Related Matters — Investments in Non-Consolidated Affiliates — Automotive,” for discussion regarding Federal-Mogul’s impairment charges related to goodwill and intangibles and investments in non-consolidated affiliates, respectively.

c. Gaming

We conduct our Gaming segment through Tropicana, which is held by the Private Funds, and in which we have a controlling interest. Tropicana currently owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The nine casino facilities it operates feature approximately 424,000 feet of gaming space and 6,228 hotel rooms with three casino facilities located in Nevada, three in Mississippi and one in each of Indiana, Louisiana and New Jersey. In addition, Tropicana recently acquired a resort under development in Aruba.

See Note 3, “Acquisitions — Acquisition of Controlling Interest in Tropicana Entertainment Inc.,” for detailed discussion of the acquisition history and related information pertaining to Tropicana.

d. Railcar

We conduct our Railcar segment through our majority ownership in ARI. ARI manufactures railcars, custom designed railcar parts for industrial companies, railroads, and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, railroads, industrial companies and other non-rail companies. ARI also offers its customers the option to lease railcars. ARI provides railcar maintenance services for railcar fleets, including that of its affiliate, American Railcar Leasing LLC (ARL). In addition, ARI provides fleet management and maintenance services for railcars owned by certain customers. Such services include inspecting and supervising the maintenance and repair of such railcars.

ARI’s three largest customers (including an affiliate) accounted for 58%, 84% and 82% of our Railcar segment’s total revenues for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

e. Food Packaging

We conduct our Food Packaging segment through our majority ownership in Viskase. Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase currently operates seven manufacturing facilities and nine distribution centers throughout North America, Europe and South America and derives approximately 69% of Viskase’s total net sales from customers located outside the United States. Viskase believes it is one of the two largest manufacturers of non-edible cellulosic casings for processed meats and one of the three largest manufacturers of non-edible fibrous casings. As of December 31, 2010, $122 million of Viskase’s assets were located outside of the United States, primarily in France.

f. Metals

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Operating Units  – (continued)

the production of aluminum and copper alloys used in manufacturing. PSC Metals also operates a secondary products business that includes the supply of secondary plate and structural grade pipe that is sold into niche markets for counterweights, piling and foundations, construction materials and infrastructure end-markets.

PSC Metals had five, three and five customers who accounted for approximately 45%, 27% and 39%, respectively, of PSC Metals’ net sales for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

g. Real Estate

Our Real Estate segment consists of rental real estate, property development and resort activities.

As of each of December 31, 2010 and 2009, we owned 30 rental real estate properties. Our property development operations are run primarily through Bayswater, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of approximately 327 and 870 units of residential housing, respectively. Both developments operate golf and resort operations as well.

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

As of December 31, 2010 and 2009, $106 million and $110 million, respectively, of the net investment in financing leases, net real estate leased to others and resort properties, which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.

The following is a summary of the anticipated future receipts of the minimum lease payments receivable under the financing and operating method at December 31, 2010 (in millions of dollars):

Year	Amount
2011	$51
2012	50
2013	50
2014	47
2015	47
Thereafter	218
$463

h. Home Fashion

We conduct our Home Fashion segment through our majority ownership in WestPoint International, Inc. (“WPI”), a manufacturer and distributor of home fashion consumer products. WPI is engaged in the business of manufacturing, sourcing, marketing and distributing home fashion consumer products. WPI markets a broad range of manufactured and sourced bed, bath, basic bedding and kitchen textile products, including, sheets, pillowcases, comforters, flocked blankets, woven blankets and throws, heated blankets, quilts, bedspreads, duvet covers, feather beds, bed pillows, mattress pads, bath and beach towels, bath rugs, kitchen towels and kitchen accessories. WPI recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. In addition, WPI receives a small portion of its revenues through the licensing of its trademarks.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Operating Units  – (continued)

As of December 31, 2010, $162 million of WPI’s assets were located outside of the United States, primarily in Bahrain.

A relatively small number of customers have historically accounted for a significant portion of WPI’s net sales. WPI had six customers in each of fiscal 2010 and fiscal 2009 who accounted for approximately 64% and 59% of WPI’s net sales for fiscal 2010 and fiscal 2009, respectively, and seven customers who accounted for approximately 57% of WPI’s net sales for fiscal 2008.

Acquisition History

On August 8, 2005, we acquired 13.2 million, or 67.7%, of the 19.5 million outstanding common shares of WPI. Pursuant to the asset purchase agreement between WPI and WestPoint Stevens Inc. (“WPS”), rights to subscribe for an additional 10.5 million shares of common stock at a price of $8.772 per share, or the rights offering, were allocated among former creditors of WPS. Depending upon the extent to which the other holders exercise certain subscription rights, we may acquire additional shares and may beneficially own between 13.2 million and 23.7 million shares of WPI common stock representing between 50.5% and 79.0% of the 30.0 million common shares that would then be outstanding.

On December 20, 2006, we acquired: (a) 1,000,000 shares of Series A-1 Preferred Stock of WPI for a purchase price of $100 per share, for an aggregate purchase price of $100 million and (b) 1,000,000 shares of Series A-2 Preferred Stock of WPI for a purchase price of $100 per share, for an aggregate purchase price of $100 million. Each of the Series A-1 and Series A-2 Preferred Stock has a 4.50% annual dividend, which is paid quarterly. For the first two years after issuance, the dividends are to be paid in the form of additional preferred stock. Thereafter, the dividends are to be paid in cash or in additional preferred stock at the option of WPI. Each of the Series A-1 and Series A-2 Preferred Stock is convertible into common shares of WPI at a rate of $10.50 per share, subject to certain anti-dilution provisions; provided, however, that under certain circumstances, $92.1 million of the Series A-2 Preferred Stock may be converted at a rate of $8.772 per share.

As discussed in Note 21, “Commitments and Contingencies,” legal proceedings with respect to the acquisition are ongoing.

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

WPI incurred restructuring costs of $8 million, $19 million and $25 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Included in restructuring expenses are cash charges associated with the ongoing costs of closed plants, employee severance, benefits and related costs and transition expenses. The amount of accrued restructuring costs at December 31, 2009 was $1 million. WPI paid $9 million of restructuring charges for fiscal 2010. As of December 31, 2010, the accrued liability balance was less than $1 million, which is included in accrued expenses and other liabilities in our consolidated balance sheet.

Total cumulative restructuring charges from August 8, 2005 (acquisition date) through December 31, 2010 were $85 million.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Operating Units  – (continued)

WPI anticipates incurring restructuring costs in fiscal 2011 relating to the current restructuring plan of $5 million primarily related to the continuing costs of its closed facilities, employee severance, benefits and related costs and transition expenses. Restructuring costs could be affected by, among other things, WPI’s decision to accelerate or delay its restructuring efforts. As a result, actual costs incurred could vary materially from these anticipated amounts.

Impairment

WPI incurred non-cash impairment charges of $9 million, $8 million and $12 million for fiscal 2010, fiscal 2009, and fiscal 2008, respectively, due to impairment charges related to certain plants that have been or will be closed and impairment of trademarks. In recording impairment charges related to its plants, WPI compared estimated net realizable values of property, plant and equipment to their current carrying values. In recording impairment charges related to its trademarks, WPI compared the fair value of the intangible asset with its carrying value. The estimates of fair value of trademarks are determined using a discounted cash flow valuation methodology referred to as the “relief from royalty” methodology. Significant assumptions inherent in the “relief from royalty” methodology employed include estimates of appropriate marketplace royalty rates and discount rates.

5. Discontinued Operations and Assets Held for Sale

Gaming — American Casino & Entertainment Properties LLC

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

Home Fashion — Retail Stores

WPI closed all of its retail stores based on a comprehensive evaluation of the stores’ long-term growth prospects and their on-going value to the business. On October 18, 2007, WPI entered into an agreement to sell the inventory at all of its retail stores and subsequently ceased operations of its retail stores. Accordingly, it has reported the retail outlet stores business as discontinued operations for all periods presented. As a result of the sale, WPI incurred charges related to the termination of the leases relating to its retail outlet stores facilities. As of December 31, 2010 and 2009, the accrued lease termination liability balance was $1 million and $2 million, respectively, which is included in accrued expenses and other liabilities in our consolidated balance sheets.

Real Estate

Operating properties are reclassified to held for sale when subject to a contract. The operations of such properties are classified as discontinued operations. There were no material changes to the properties classified as discontinued operations during fiscal 2010.

Results from Discontinued Operations

The financial position and results of operations for the sale of ACEP (which constituted part of our Gaming segment at that time) and certain portions of the Home Fashion and Real Estate segments described above are presented within other assets and accrued expenses and other liabilities in the consolidated balance sheets and income from discontinued operations in the consolidated statements of operations for all periods presented, as applicable.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Discontinued Operations and Assets Held for Sale  – (continued)

Total revenues for our discontinued operations for fiscal 2008 were $61 million primarily relating to our sale of ACEP. There were no revenues from our discontinued operations for fiscal 2009 or fiscal 2010. (Loss) income from discontinued operations before income taxes and non-controlling interest (including gain on dispositions before taxes) for fiscal 2010, fiscal 2009, and fiscal 2008 was $(1) million, $1 million, and $749 million, respectively. Results for fiscal 2008 included a gain on sale of discontinued operations of $472 million, net of income taxes of $260 million, recorded on the sale of ACEP. With respect to the taxes recorded on the sale of ACEP, $103 million was recorded as a deferred tax liability pursuant to a Code 1031 Exchange transaction completed during the third quarter of fiscal 2008.

6. Related Party Transactions

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

a. Investment Management

Until August 8, 2007, Icahn Management LP (“Icahn Management”) elected to defer most of the management fees from the Offshore Funds and such amounts remain invested in the Offshore Funds. At December 31, 2010 and 2009, the balance of the deferred management fees payable (included in accrued expenses and other liabilities) by Icahn Fund Ltd. to Icahn Management was $143 million and $125 million, respectively. The deferred management fee payable increased by $18 million and $32 million for fiscal 2010 and fiscal 2009, respectively, due to the performance of the Investment Funds.

Effective January 1, 2008, Icahn Capital LP (“Icahn Capital”) paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Mr. Icahn (collectively, “Icahn Affiliates”), including administrative and investment services. Prior to January 1, 2008, Icahn & Co. LLC paid for such services. Under a separate expense-sharing agreement, Icahn Capital charged Icahn Affiliates $2 million for fiscal 2010 and $4 million for each of fiscal 2009 and fiscal 2008. As of December 31, 2010 and 2009, accrued expenses and other liabilities in our consolidated balance sheets included $2 million and $1 million, respectively, to be applied to Icahn Capital’s charges to Icahn Affiliates for services to be provided to them.

In addition, effective January 1, 2008, certain expenses borne by Icahn Capital are reimbursed by Icahn Affiliates, as appropriate, when such expenses are incurred. The expenses include investment-specific expenses for investments acquired by both the Private Funds and Icahn Affiliates that are allocated based on the amounts invested by each party, as well as investment management-related expenses that are allocated based on estimated usage agreed upon by Icahn Capital and Icahn Affiliates. For fiscal 2010, fiscal 2009 and fiscal 2008, these reimbursement amounts were $2 million, $1 million and $2 million, respectively.

In addition to our interest in the Investment Funds, Mr. Icahn, along with his affiliates, makes investments in the Investment Funds. These investments are not subject to special profits interest allocations or incentive allocations. As of December 31, 2010 and 2009, the total fair value of these investments was approximately $2.1 billion and $1.5 billion, respectively.

On August 31, 2010, the Investment Funds sold their interest in The Aruban Resort & Casino at Eagle Beach in Aruba to Tropicana for a total purchase price of $12 million, which approximates the Private Funds’ cost related to the property. The Investment Funds own approximately 51.5% of Tropicana at December 31, 2010 and Mr. Icahn is the Chairman of the Tropicana Board of Directors.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Related Party Transactions  – (continued)

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

Agreements with ACF Industries LLC and American Railcar Leasing LLC

ARI has or had various agreements with ACF Industries LLC (“ACF”) and ARL, companies controlled by Mr. Icahn. The most significant agreements include the following:

Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at ARI’s instruction, various railcar components. In consideration for these services, ARI agreed to pay ACF certain agreed-upon rates. During fiscal 2010, fiscal 2009 and fiscal 2008, ARI purchased inventory of $1 million, $14 million and $45 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by ARI.

In May 2007, ARI entered into a manufacturing agreement with ACF, pursuant to which ARI agreed to purchase approximately 1,390 tank railcars from ACF. The profit realized by ARI upon sale of the tank railcars to ARI customers was first paid to ACF in reimbursement for the start-up costs involved in implementing the manufacturing arrangements evidenced by the agreement and thereafter, the profit was split evenly between ARI and ACF. The commitment under this agreement was satisfied in March 2009 and the agreement was terminated at that time. In fiscal 2009 and fiscal 2008, ARI incurred costs under this agreement of $4 million and $24 million, respectively, in connection with railcars that were manufactured and delivered to customers during that period, which includes payments made to ACF for its share of the profits along with ARI costs and such amount is included under cost of goods sold in the consolidated statements of operations. ARI recognized revenue of $19 million and $100 million related to railcars shipped under this agreement for fiscal 2009 and fiscal 2008, respectively. No revenues or costs were incurred under this agreement for fiscal 2010.

Effective as of January 1, 2008, ARI entered into a fleet services agreement with ARL, which replaced a 2005 railcar servicing agreement between the parties. The 2008 agreement reflects a reduced level of fleet management services, relating primarily to logistics management services, for which ARL now pays a fixed monthly fee. Additionally, under the agreement, ARI continues to provide railcar repair and maintenance services to ARL for a charge of labor, components and materials. ARI currently provides such repair and maintenance services for approximately 28,000 railcars for ARL. The agreement extended through December 31, 2010, and is automatically renewable for additional one-year periods unless either party gives at least 60 days’ prior notice of termination. There is no termination fee if ARI elects to terminate this agreement. Railcar services revenues recorded by ARI were $15 million, $14 million and $15 million under this agreement for fiscal 2010, fiscal 2009 and fiscal 2008. Profit margins on sales to related parties approximate the margins on sales in comparable transactions with unrelated third parties.

ARI from time to time manufactures and sells railcars to ARL under long-term agreements as well as on a purchase order basis. Revenues from railcars sold to ARL were $82 million, $105 million and $183 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively, and are included in net sales in our consolidated statements of operations. Profit margins on sales to related parties approximate the margins on sales in comparable transactions with unrelated third parties.

As of December 31, 2010 and 2009, ARI had accounts receivable of $5 million and $1 million, respectively, due from ACF and ARL. These amounts are included in other assets in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Related Party Transactions  – (continued)

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

d. Administrative Services — Holding Company

For each of fiscal 2010, fiscal 2009 and fiscal 2008 we paid an affiliate approximately $2 million for the non-exclusive use of office space.

For each of fiscal 2010, fiscal 2009 and fiscal 2008 we paid $1 million to XO Holdings, Inc., an affiliate of Icahn Enterprises GP, our general partner, for telecommunications services. XO Holdings, Inc. is controlled by Mr. Icahn.

The Holding Company provided certain professional services to an Icahn Affiliate for which it charged approximately $2 million for each of fiscal 2010, fiscal 2009 and fiscal 2008. As of December 31, 2010, accrued expenses and other liabilities in our consolidated balance sheets included $0.2 million to be applied to the Holding Company’s charges to the affiliate for services to be provided to it.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Investments and Related Matters

a. Investment Management

Investments, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, and derivatives, all of which are reported at fair value in our consolidated balance sheets. The following table summarizes the Investment Funds’ investments, securities sold, not yet purchased and unrealized gains and losses on derivatives (in millions of dollars):

	December 31, 2010		December 31, 2009
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Assets
Investments:
Equity Securities:
Communications	$2,169	$1,945	$1,710	$1,131
Consumer, non-cyclical	1,833	2,234	1,397	1,320
Consumer, cyclical(1)	595	614	274	117
Energy	757	858	—	—
Financial	100	137	226	269
Index	9	—	—	—
Industrial	94	115	—	—
Technology	313	405	62	71
Utilities	157	143	2	—
	6,027	6,451	3,671	2,908
Corporate debt:
Consumer, cyclical(1)	544	485	651	642
Financial	48	5	1,146	1,373
	592	490	1,797	2,015
Mortgage-backed securities:
Financial	144	206	140	168
	6,763	7,147	5,608	5,091
Derivative contracts, at fair value(2):	15	6	2	6
	$6,778	$7,153	$5,610	$5,097
Liabilities
Securities sold, not yet purchased, at fair value:
Equity Securities:
Consumer, cyclical	$305	$356	$302	$323
Financial	51	58	125	114
Index	9	5	—	—
Funds	638	800	1,384	1,598
	1,003	1,219	1,811	2,035
Dervivative contracts, at fair value(3):	24	60	24	111
	$1,027	$1,279	$1,835	$2,146

(1)	As discussed in Note 3, “Acquisitions — Acquisition of a Controlling Interest in Tropicana Entertainment Inc.”, we consolidated the financial results of Tropicana effective November 15, 2010. As a result, we eliminated our investment in Tropicana with a fair value of approximately $279 million at December 31, 2010.
(2)	Amounts are included in other assets in our consolidated balance sheets.
(3)	Amounts are included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Investments and Related Matters  – (continued)

The General Partners adopted FASB ASC Section 946-810-45, Financial Services — Investment Companies — Consolidation — Other Presentation Matters, as of January 1, 2007. FASB ASC Section 946-810-45 provides guidance on whether investment company accounting should be retained in the financial statements of a parent entity. Upon the adoption of FASB ASC Section 946-810-45, the General Partners lost their ability to retain specialized accounting. For those investments that (i) were deemed to be available-for-sale securities, (ii) fall outside the scope of FAS ASC Topic 320, Investments — Debt and Equity Securities or (iii) the Private Funds would otherwise account for under the equity method, the Private Funds apply the fair value option. The application of the fair value option is irrevocable.

The Private Funds assess the applicability of equity method accounting with respect to their investments based on a combination of qualitative and quantitative factors, including overall stock ownership of the Private Funds combined with those of our affiliates along with board of directors representation.

The Private Funds applied the fair value option to certain of its investments that would have otherwise been subject to the equity method of accounting. As of December 31, 2010, the fair value of these investments was $378 million. For fiscal 2010, fiscal 2009 and fiscal 2008, the Investment Funds recorded losses of $23 million, gains of $5 million and losses of $85 million, respectively, with respect to these investments. Such amounts are included in net gain from investment activities in our consolidated statements of operations. These gains and losses include the unrealized gains and losses for our Investment Management segment’s investment in Tropicana for periods prior to November 15, 2010 when Tropicana was accounted for at fair value with changes in fair value reflected in earnings. See Note 3, “Acquisitions — Acquisition of a Controlling Interest in Tropicana Entertainment Inc” for further discussion regarding the history of the Investment Funds’ investment in Tropicana and the effects of consolidation effective November 15, 2010. Also included in these investments is the Investment Funds’ investment in Lions Gate Entertainment Corp (“Lions Gate”) and The Hain Celestial Group, Inc. (“Hain”). As of December 31, 2010, the Investment Funds, together with their affiliates held, in the aggregate, 6,689,163 shares of Hain, representing approximately 16% of the outstanding shares of Hain. As of December 31, 2010, the Investment Funds together with their affiliates held, in the aggregate, 44,642,069 shares of Lions Gate, representing approximately 33% of the outstanding shares of Lions Gate. During the third quarter of fiscal 2010, Lions Gate issued 16,236,305 of its shares to one of its directors; the validity of such issuance is in dispute. Should we prevail in our dispute, our ownership of the outstanding shares of Lions Gate would increase to 37% based on the outstanding shares of Lions Gate at December 31, 2010. The Private Funds have applied the fair value option to their investment in Lions Gate and Hain.

We believe that these investments to which we applied the fair value option are not material, individually or in the aggregate, to our consolidated financial statements. Lions Gate and Hain are registered SEC reporting companies whose financial statements are available at www.sec.gov.

Investments in Variable Interest Entities

As discussed in Note 2, “Summary of Significant Accounting Policies — Adoption of New Accounting Standards,” in February 2010, the FASB issued new guidance which amends the consolidation requirement of VIEs for certain entities meeting certain criteria. We determined that the General Partners met the criteria for the deferral of this new consolidation guidance. Accordingly, our Investment Management segment will continue to apply the overall guidance on the consolidation of VIEs prior to the issuance of the new standard as described in Note 1.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Investments and Related Matters  – (continued)

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

We evaluated the VIE and primary beneficiary status of the Master Fund I and determined that it no longer is a VIE. Previously, the Master Fund I was considered to be a VIE because (i) the managing general partner, the Offshore GP, had substantially all of the decision-making rights that impacted the Master Fund I’s operations and investment activities but did not absorb the majority of the residuals or losses of the Master Fund I and (ii) substantially all of the activities of the Master Fund I were conducted on behalf of Icahn Fund Ltd. Icahn Fund Ltd. provided substantially all of the capital at the commencement of the Master Fund I’s operations but had no substantive kick-out or participating rights. However, the composition of the limited partners in the Master Fund I has changed. Based on our evaluation, we determined that the Master Fund I is no longer a VIE because substantially all of the activities of the Master Fund I are no longer deemed to be performed for the primary benefit of Icahn Fund Ltd, but rather for the benefit of all limited partners, including those of their related party groups and de facto agents. However, because the Offshore GP is the managing general partner of the Master Fund I, it would consolidate it. There are no substantive kick-out or participating rights in the Master Fund I. These changes had no effect on our consolidated financial statements.

The following table presents information regarding interests in VIEs for which the Offshore GP holds a variable interest as of December 31, 2010 (in millions of dollars):

	Offshore GP is the Primary Beneficiary			Offshore GP is not the Primary Beneficiary
	Net Assets	Offshore GP’s Interests(1)	Pledged Collateral(2)	Net Assets	Offshore GP’s Interests(1)
Offshore Funds, Master Fund II and Master Fund III	$1,929	$51	$880	$473	$—

(1)	Amount principally represents the Offshore GP’s reinvested incentive allocations and special profits interest allocations and therefore its maximum exposure to loss. Such amounts are subject to the financial performance of the Offshore Funds, Master Fund II and Master Fund III and are included in the Offshore GP’s net assets.
(2)	Includes collateral pledged in connection with securities sold, not yet purchased, derivative contracts and collateral held for securities loaned. Pledged amounts may be in excess of margin requirements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Investments and Related Matters  – (continued)

b. Automotive, Gaming, Railcar, Holding Company and Other

Investments held by our Automotive, Gaming, Railcar, Holding Company and other segments consist of the following (in millions of dollars):

	December 31, 2010		December 31, 2009
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Marketable equity and debt securities – available for sale	$24	$19	$23	$23
Equity method investments and other	304	304	291	291
Total investments	$328	$323	$314	$314

With the exception of our Automotive, Gaming, Railcar and Home Fashion segments as discussed below, it is our policy to apply the fair value option to all of our investments that would be subject to the equity method of accounting. We record unrealized gains and losses for the change in fair value of such investments as a component of net gain (loss) from investment activities in the consolidated statement operations. We believe that these investments, individually or in the aggregate, are not material to our consolidated financial statements.

The following information relates to certain investment activities transacted by our operating units:

Proceeds from the sales of available-for-sale securities were $4 million, $61 million and $59 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The gross realized gains (losses) on available-for-sale securities sold for fiscal 2010, fiscal 2009 and fiscal 2008 were $1 million, $24 million and $(17) million, respectively. For purposes of determining gains and losses to be reclassified out of accumulated other comprehensive income into earnings, the cost of securities is based on specific identification. Net unrealized holding gains (losses) on available-for-sale securities in the amount of $(1) million, $4 million and $(11) million for fiscal 2010, fiscal 2009, fiscal 2008, respectively, have been included in accumulated other comprehensive income.

Our Railcar segment performed a review of its investment as of December 31, 2009 to determine if an other-than-temporary impairment existed. Factors considered in the assessment included but were not limited to the following: the ability and intent to hold the security until loss recovery, the sale of shares at a loss, and the number of quarters in an unrealized loss position and other market conditions. Based on this analysis, our Railcar segment recorded an impairment charge of $3 million related to one of its investment.

During the fiscal year ended December 31, 2007 (“fiscal 2007”), we adopted the fair value option for Lear Corporation (“Lear”) common stock which became eligible for the fair value option at the time we first recognized them in our consolidated financial statements. We also elected the fair value option for ImClone Systems Incorporated (“ImClone”). In the fourth quarter of fiscal 2008, we sold all of our Lear common stock and realized a net loss of $12 million. In the fourth quarter of fiscal 2008, we sold all of the ImClone shares and recorded a realized gain of $197 million.

Investments in Non-Consolidated Affiliates

Automotive

Federal-Mogul maintains investments in 12 non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey, and the United States. Federal-Mogul’s direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $210 million and $238 million at December 31, 2010 and 2009, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Investments and Related Matters  – (continued)

Federal-Mogul evaluated the recorded value of its investments in non-consolidated affiliates for potential impairment as of December 31, 2010, 2009 and 2008. Given the economic downturn in the global automotive industry and the related declines in anticipated production volumes during fiscal 2008, Federal-Mogul concluded that its investments in non-consolidated affiliates were impaired, and an impairment charge of $64 million was recorded for the period March 1, 2008 through December 31, 2008. There was no such impairment in either fiscal 2010 or fiscal 2009.

Included in the aggregate investments in non-consolidated affiliates of $210 million is the remaining fair value step-up (net of impairment, amortization and foreign currency) of $55 million, which represents a difference between the amounts of these investments and underlying equity. This difference is comprised of $30 million of definite-lived intangible and tangible assets with a weighted average remaining useful life of 16 years, and $25 million of indefinite-lived intangible and tangible assets.

Equity earnings from non-consolidated affiliates were $32 million, $16 million and $19 million for fiscal 2010, fiscal 2009 and for the period March 1, 2008 through December 31, 2008, respectively, which are included in other (loss) income, net in our consolidated financial statements. For fiscal 2010, these entities generated sales of $627 million and net income of $79 million and had total net assets of $472 million at December 31, 2010. Distributed dividends to Federal-Mogul from non-consolidated affiliates were $43 million, $7 million and $28 million, respectively, for fiscal 2010, fiscal 2009 and for the period March 1, 2008 through December 31, 2008.

Federal-Mogul does not consolidate any entity for which it has a variable interest based solely on power to direct the activities and significant participation in the entity’s expected results that would not otherwise be consolidated based on control through voting interests. Further, Federal-Mogul’s joint ventures are businesses established and maintained in connection with its operating strategy.

Federal-Mogul holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, Federal-Mogul’s partner holds an option to put its shares to a subsidiary of Federal-Mogul’s at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. The total amount of the contingent guarantee, should all triggering events have occurred, approximated $61 million as of December 31, 2010. Federal-Mogul believes that this contingent guarantee is less than the estimated current fair value of the partners’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.

Federal-Mogul purchases and sells inventory from/to the Turkey JV. Purchases from the Turkey JV for fiscal 2010, fiscal 2009 and for the period March 1, 2008 through December 31, 2008 were $20 million, $15 million and $2 million, respectively. Sales to the Turkey JV for fiscal 2010, fiscal 2009 and for the period March 1, 2008 through December 31, 2008 were $31 million, $26 million and $31 million, respectively. Federal-Mogul had net accounts payable balances with the Turkey JV of $4 million and $12 million as of December 31, 2010 and 2009, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Investments and Related Matters  – (continued)

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

Railcar

As of December 31, 2010, ARI was party to three joint ventures which are all accounted for using the equity method. ARI determined that, although these joint ventures are considered VIEs, it is not the primary beneficiary of such VIEs, does not have a controlling financial interest and does not have the ability to individually direct the activities of the VIEs that most significantly impact their economic performance. A significant factor in this determination was that ARI does not have the rights to a majority of returns, losses or votes.

The risk of loss to ARI is limited to its investment in these joint ventures, certain loans due from these joint ventures to ARI and ARI’s guarantee of certain loans. As of December 31, 2010 and 2009, the carrying amount of these investments was $48 million and $41 million, respectively, and the maximum exposure to loss was $50 million and $42 million, respectively. Maximum exposure to loss was determined based on ARI’s carrying amounts in such investments, loans, accrued interest thereon and accrued unused line fee due from applicable joint ventures and loan guarantees made to the applicable joint ventures.

8. Fair Value Measurements

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Fair Value Measurements  – (continued)

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

Investment Management

The following table summarizes the valuation of the Investment Funds’ investments by the above fair value hierarchy levels as of December 31, 2010 and 2009 (in millions of dollars):

	December 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments:
Equity securities:
Communications	$1,945	$—	$—	$1,945	$1,131	$—	$—	$1,131
Consumer, non-cyclical	2,227	7	—	2,234	1,298	22	—	1,320
Consumer, cyclical(1)	295	318	1	614	109	8	—	117
Energy	541	317	—	858	—	—	—	—
Financial	137	—	—	137	268	1	—	269
Industrial	114	1	—	115	—	—	—	—
Technology	405	—	—	405	69	2	—	71
Utilities	100	43	—	143	—	—	—	—
	5,764	686	1	6,451	2,875	33	—	2,908
Corporate debt:
Consumer, cyclical(1)	—	157	328	485	—	414	228	642
Financial	—	5	—	5	—	1,373	—	1,373
	—	162	328	490	—	1,787	228	2,015
Mortgage-backed securities:
Financial	—	206	—	206	—	168	—	168
	5,764	1,054	329	7,147	2,875	1,988	228	5,091
Derivative contracts, at fair value(2):	—	6	—	6	—	6	—	6
	$5,764	$1,060	$329	$7,153	$2,875	$1,994	$228	$5,097
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, cyclical	$356	$—	$—	$356	$323	$—	$—	$323
Financial	58	—	—	58	114	—	—	114
Index	—	5	—	5	—	—	—	—
Funds	800	—	—	800	1,598	—	—	1,598
	1,214	5	—	1,219	2,035	—	—	2,035
Derivative contracts, at fair value(3):	—	60	—	60	—	111	—	111
	$1,214	$65	$—	$1,279	$2,035	$111	$—	$2,146

(1)	As discussed in Note 3, “Acquisitions — Acquisition of a Controlling Interest in Tropicana Entertainment Inc.”, we consolidated the financial results of Tropicana effective November 15, 2010. As a result, we eliminated our investment in Tropicana with a fair value of approximately $279 million at December 31, 2010.
(2)	Amounts are included in other assets in our consolidated balance sheets.
(3)	Amounts are included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Fair Value Measurements  – (continued)

The changes in investments measured at fair value for which the Investment Management segment has used Level 3 input to determine fair value are as follows (in millions of dollars):

	Year ended Decmeber 31
	2010	2009
Balance at January 1	$228	$56
Gross realized and unrealized gains	18	(56)
Gross proceeds	(138)	—
Gross purchases	221	228
Balance at December 31	$329	$228

There were unrealized losses included in earnings of $17 million and $67 million related to Level 3 investments still held at December 31, 2010 and 2009, respectively. Total realized and unrealized gains and losses recorded for Level 3 investments, if any, are reported in net gain from investment activities in our consolidated statements of operations.

Automotive, Railcar, Holding Company and other

The following table summarizes the valuation of our Automotive, Railcar, Holding Company and other investments by the above fair value hierarchy levels as of December 31, 2010 and 2009 (in millions of dollars):

	December 31, 2010			December 31, 2009
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Marketable equity and debt securities	$19	$—	$19	$23	$—	$23
Derivative contracts, at fair value(1)	—	12	12	—	13	13
	$19	$12	$31	$23	$13	$36
Liabilities
Derivative contracts, at fair value(2)	$—	$94	$94	$—	$51	$51

(1)	Amounts are classified within other assets in our consolidated balance sheets.
(2)	Amounts are classified within accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Fair Value Measurements  – (continued)

The following table presents our Automotive segment’s defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2010 and 2009 (in millions of dollars):

	December 31, 2010			December 31, 2009
	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. Plans:
Investments with registered investment companies:
Equity securities	$512	$—	$512	$448	$—	$448
Fixed income securities	150	—	$150	142	—	142
	$662	$—	$662	$590	$—	$590
Non-U.S. Plans:
Insurance contracts	$—	$33	$33	$—	$32	$32
Investments with registered investment companies:
Fixed income securities	11	—	11	8	—	8
Equity securities	1	—	1	1	—	1
Corporate bonds	—	3	3	—	2	2
Equity securities	—	—	—	1	—	1
Cash	—	—	—	1	—	1
	$12	$36	$48	$11	$34	$45

Investments with registered investment companies are valued at the closing price reported on the active market on which the funds are traded. Corporate bonds and equity securities are valued at the closing price reported on the active market on which the individual investments are traded. The insurance contracts guarantee a minimum rate of return. Our Automotive segment has no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law.

The following table presents our Food Packaging segment’s defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2010 and 2009 (in millions of dollars):

	December 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. and Non-U.S. Plans:
Asset category:
Cash equivalents	$2	$—	$—	$2	$3	$—	$—	$3
Equity securities	19	26	—	45	21	16	—	37
Fixed income securities	16	12	—	28	11	20	—	31
Other	—	—	28	28	—	—	25	25
	$37	$38	$28	$103	$35	$36	$25	$96

In addition to items that are measured at fair value on a recurring basis, there are also assets and liabilities that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets (see Note 4, “Operating Units” and Note 10, “Goodwill and Intangible Assets, Net”), investments in non-consolidated affiliates (see Note 5, “Investment and Related Matters”) and asset retirement obligations (“ARO”) (see Note 21, “Commitments and Contingencies”). We determined that the fair value measurements included in

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Fair Value Measurements  – (continued)

each of these assets and liabilities rely primarily on our assumptions as unobservable inputs that are not publicly available. As such, we have determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

9. Financial Instruments

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

a. Investment Management and Holding Company

The Investment Funds currently maintain cash deposits and cash equivalents with major financial institutions. Certain account balances may not be covered by the Federal Deposit Insurance Corporation, while other accounts may exceed federally insured limits. The Investment Funds have prime broker arrangements in place with multiple prime brokers as well as a custodian bank. These financial institutions are members of major securities exchanges. The Investment Funds also have relationships with several financial institutions with which they trade derivative and other financial instruments.

In the normal course of business, the Investment Funds trade various financial instruments and enter into certain investment activities, which may give rise to off-balance-sheet risk. Currently, the Investment Funds’ investments include futures, options, credit default swaps and securities sold, not yet purchased. These financial instruments represent future commitments to purchase or sell other financial instruments or to exchange an amount of cash based on the change in an underlying instrument at specific terms at specified future dates. Risks arise with these financial instruments from potential counterparty non-performance and from changes in the market values of underlying instruments.

Securities sold, not yet purchased, at fair value represent obligations of the Investment Funds to deliver the specified security, thereby creating a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds’ satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets. The Investment Funds’ investments in securities and amounts due from brokers are partially restricted until the Investment Funds satisfy the obligation to deliver the securities sold, not yet purchased.

The Investment Funds enter into derivative contracts, including swap contracts, futures contracts and option contracts with the objective of capital appreciation or as economic hedges against other securities or the market as a whole. The Investment Funds also enter into foreign currency derivative contracts to economically hedge against foreign currency exchange rate risks on all or a portion of their non-U.S. dollar denominated investments.

The Investment Funds and the Holding Company have entered into various types of swap contracts with other counterparties. These agreements provide that they are entitled to receive or are obligated to pay in cash an amount equal to the increase or decrease, respectively, in the value of the underlying shares, debt and other instruments that are the subject of the contracts, during the period from inception of the applicable agreement to its expiration. In addition, pursuant to the terms of such agreements, they are entitled to receive other payments, including interest, dividends and other distributions made in respect of the underlying shares, debt and other instruments during the specified time frame. They are also required to pay to the counterparty a floating interest rate equal to the product of the notional amount multiplied by an agreed-upon rate, and they receive interest on any cash collateral that they post to the counterparty at the federal funds or LIBOR rate in effect for such period.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Financial Instruments  – (continued)

The Investment Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of a standardized amount of a deliverable grade commodity, security, currency or cash at a specified price and specified future date unless the contract is closed before the delivery date. Payments (or variation margin) are made or received by the Investment Funds each day, depending on the daily fluctuations in the value of the contract, and the whole value change is recorded as an unrealized gain or loss by the Investment Funds. When the contract is closed, the Investment Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.

The Investment Funds utilize forward contracts to seek to protect their assets denominated in foreign currencies from losses due to fluctuations in foreign exchange rates. The Investment Funds’ exposure to credit risk associated with non-performance of forward foreign currency contracts is limited to the unrealized gains or losses inherent in such contracts, which are recognized in unrealized gains or losses on derivative, futures and foreign currency contracts, at fair value in our consolidated balance sheets.

The Investment Funds may also purchase and write option contracts. As a writer of option contracts, the Investment Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Investment Funds are obligated to purchase or sell, at the holder’s option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds’ satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets. At December 31 2010 and 2009, the maximum payout amounts relating to certain put options written by the Investment Funds, excluding the S&P 500 Index options which are separately discussed, were $195 million and $268 million, respectively. As of December 31, 2010, there were unrealized gains of $0.2 million. As of December 31, 2009, there were no unrealized losses or gains on these put options. As of December 31, 2010, the Investment Funds were synthetically short the S&P 500 Index through an option strategy (“Investment Fund S&P 500 Option Strategy”). As of December 31, 2010, the unrealized loss from the Investment Fund S&P 500 Option Strategy was $5 million and was included in the net gains (loss) from investment activities in our consolidated statements of operations. The Investment Funds did not employ the Investment Fund S&P 500 Option Strategy at December 31, 2009.

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2010 and 2009 was $60 million and $111 million, respectively.

At December 31, 2010 and 2009, the Investment Funds had $248 million and $436 million, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash within our consolidated balance sheet.

U.S. GAAP requires the disclosure of information about obligations under certain guarantee arrangements. Such guarantee arrangements requiring disclosure include contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.

The Investment Funds have entered into certain derivative contracts, in the form of credit default swaps, which meet the accounting definition of a guarantee, whereby the occurrence of a credit event with respect to the issuer of the underlying financial instrument may obligate the Investment Funds to make a payment to the swap counterparties. As of December 31, 2010 and 2009, the Investment Funds have entered into such credit

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Financial Instruments  – (continued)

default swaps with a maximum notional amount of $32 million and $164 million, respectively, with terms of approximately two years as of December 31, 2010. We estimate that our maximum exposure related to these credit default swaps approximates 39.4% and 33.8% of such notional amounts as of December 31, 2010 and 2009, respectively.

The following table presents the notional amount, fair value, underlying referenced credit obligation type and credit ratings for derivative contracts in which the Investment Funds are assuming risk (in millions of dollars):

	December 31, 2010		December 31, 2009
Credit Derivative Type Derivative Risk Exposure	Notional Amount	Fair Value	Notional Amount	Fair Value	Underlying Reference Obligation
Single name credit default swaps:
Below investment grade risk exposure	$32	$1	$164	$(16)	Corporate Credit

The following table presents the fair values of the Investment Funds’ derivatives (in millions of dollars):

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Not Designated as Hedging Instruments	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Equity contracts	$1	$9	$—	$—
Foreign exchange contracts	—	—	2
Credit contracts	24	26	77	140
Sub-total	25	35	79	140
Netting across contract types(3)	(19)	(29)	(19)	(29)
Total(4)	$6	$6	$60	$111

(1)	Net asset derivatives are located within other assets in our consolidated balance sheets.
(2)	Net liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.
(3)	Represents the netting of receivables balances with payable balances for the same counterparty across contract types pursuant to netting agreements.
(4)	Excludes netting of cash collateral received and posted. The total collateral posted at December 31, 2010 and 2009 was approximately $248 million and $436 million, respectively, across all counterparties.

The following table presents the effects of the Investment Funds’ derivative instruments on the statements of operations for fiscal 2010 and fiscal 2009 (in millions of dollars):

	Gain (Loss) Recognized in Income(1)
	For the year ended December 31,
Derivatives Not Designated as Hedging Instruments	2010	2009
Interest rate contracts	$—	$57
Foreign exchange contracts	(12)	(7)
Equity contracts	1	(61)
Credit contracts	38	323
	$27	$312

(1)	Gains (losses) recognized on the Investment Funds’ derivatives are classified in net gain from investment activities within our consolidated statements of operations.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Financial Instruments  – (continued)

At December 31, 2010, the volume of the Investment Funds’ and the Holding Company’s derivative activities based on their notional exposure, categorized by primary underlying risk, are as follows:

	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:
Bank loan swaps	$715	$—
Credit default swaps	32	(2,108)
Equity swaps	27	—
Foreign currency forwards	137	—
Futures index spread	35	(57)

Each Investment Fund’s assets may be held in one or more accounts maintained for the Investment Fund by its prime broker or at other brokers or custodian banks, which may be located in various jurisdictions. The prime broker and custodian banks are subject to various laws and regulations in the relevant jurisdictions in the event of their insolvency. Accordingly, the practical effect of these laws and their application to the Fund’s assets may be subject to substantial variations, limitations and uncertainties. The insolvency of any of the prime brokers, custodian banks or clearing corporations may result in the loss of all or a substantial portion of the Investment Fund’s assets or in a significant delay in the Investment Fund having access to those assets.

Credit concentrations may arise from investment activities and may be impacted by changes in economic, industry or political factors. The Investment Funds routinely execute transactions with counterparties in the financial services industry, resulting in credit concentration with respect to this industry. In the ordinary course of business, the Investment Funds may also be subject to a concentration of credit risk to a particular counterparty.

The Investment Funds seek to mitigate these risks by actively monitoring exposures, collateral requirements and the creditworthiness of our counterparties.

During the third quarter of fiscal 2010, the Holding Company purchased and wrote option contracts on the S&P 500 stock index futures. At December 31, 2010, the maximum payout was $140 million, assuming the value of the S&P 500 Index falls below certain limits on our put spreads, and $65 million assuming the value of the S&P 500 Index increases in value above certain limits on our call spreads. As of December 31, 2010, the unrealized gains from the S&P stock index futures was $2 million and was included in the net gains from investment activities in our consolidated statements of operations. As of December 31, 2010, the Holding Company had $22 million in liability derivatives related to the S&P 500 Index which are not designated as hedging instruments.

b. Automotive

During the fiscal year ended December 31, 2008 (“fiscal 2008”), Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through use of these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with same terms, they qualify for cash flow hedge accounting treatment. As of December 31, 2010 and 2009, unrealized net losses of $70 million and $50 million, respectively, were recorded in accumulated other comprehensive loss as a result of these hedges. As of December 31, 2010, losses of $37 million are expected to be reclassified from accumulated other comprehensive loss to our consolidated statement of operations within the next 12 months.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Financial Instruments  – (continued)

These interest rate swaps reduce Federal-Mogul’s overall interest rate risk. However, due to the remaining outstanding borrowings on Federal-Mogul’s debt agreements that continue to have variable interest rates, management believes that interest rate risk to Federal-Mogul could be material if there are significant adverse changes in interest rates.

Federal-Mogul’s production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. The primary purpose of Federal-Mogul’s commodity price forward contract activity is to manage the volatility associated with these forecasted purchases. Federal-Mogul monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include natural gas, copper, nickel, zinc, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to 15 months in the future.

Federal-Mogul had commodity price hedge contracts outstanding with a combined notional value of $50 million and $28 million at December 31, 2010 and 2009, respectively, substantially all of which mature within one year. Of these outstanding contracts, $49 million and $26 million in combined notional values at December 31, 2010 and 2009, respectively, were designated as hedging instruments for accounting purposes. Unrealized net gains of $12 million and $5 million were recorded in accumulated other comprehensive loss as of December 31, 2010 and 2009, respectively.

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

Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. Federal-Mogul had notional values of $20 million and $10 million of foreign currency hedge contracts outstanding at December 31, 2010 and 2009, respectively, of which all mature in less than one year and substantially all were designated as hedging instruments for accounting purposes. Immaterial unrealized net losses were recorded in accumulated other comprehensive loss as of December 31, 2010 and 2009.

For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Unrealized gains and losses associated with ineffective hedges, that are determined using the hypothetical derivative method, are recognized in other (loss) income, net. Derivative gains and losses included in accumulated other comprehensive loss for effective hedges are reclassified into operations upon recognition of the hedged transaction. Derivative gains and losses associated with undesignated hedges are recognized in other (loss) income, net for outstanding hedges and cost of goods sold upon hedge maturity. Federal-Mogul’s undesignated hedges are primarily commodity hedges and such hedges have become undesignated mainly due to forecasted volume declines.

Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, retailers and installers of automotive aftermarket parts. Federal-Mogul’s credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 5% of Federal-Mogul’s net sales during fiscal 2010. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Financial Instruments  – (continued)

The following table presents the fair values of Federal-Mogul’s derivative instruments (in millions of dollars):

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Designated as Cash Flow Hedging Instruments	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Interest rate swap contracts	$—	$—	$70	$50
Commodity contracts	13	6	1	1
	$13	$6	$71	$51

Derivatives not Designated as Hedging Instruments
Commodity contracts	$—	$1	$—	$—
	$—	$1	$—	$—

(1)	Net asset derivatives are located within other assets in our consolidated balance sheets.
(2)	Net liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.

The following tables present the effect of Federal-Mogul’s derivative instruments in our consolidated statements of operations, consolidated statement of changes in equity and comprehensive income for fiscal 2010 and fiscal 2009 (in millions of dollars):

For the Year Ended December 31, 2010
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
Interest rate swap contracts	$(58)	Interest expense	$(38)
Commodity contracts	16	Cost of goods sold	9
Foreign exchange contracts	1	Cost of goods sold	1
	$(41)		$(28)

For the Year Ended December 31, 2009
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap contracts	$(20)	Interest expense	$(37)		$—
Commodity contracts	20	Cost of goods sold	(18)	Other income, net	3
Foreing currency contracts	—	Cost of goods sold	1		—
	$—		$(54)		$3

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Financial Instruments  – (continued)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized on Derivatives
		Year Ended,
		2010	2009
Commodity contracts	Cost of goods sold	$1	$(7)
Commodity contracts	Other income, net	—	4
		$1	$(3)

10. Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consist of the following (in millions of dollars):

	December 31, 2010
	Automotive	Railcar	Food Packaging	Metals	Consolidated
Goodwill:
Gross carrying amount, January 1	$1,292	$7	$3	$—	$1,302
Acquisitions	16	—	—	2	18
Adjustment to step-up value	35	—	—	—	35
Gross carrying amount, December 31	1,343	7	3	2	1,355
Accumulated impairment, January 1	(219)	—	—	—	(219)
Revised 2008 goodwill impairment	(7)	—	—	—	(7)
Accumulated impairment, December 31	(226)	—	—	—	(226)
Net carrying value, December 31	$1,117	$7	$3	$2	$1,129

	December 31, 2009
	Automotive	Railcar	Food Packaging	Metals	Consolidated
Goodwill:
Gross carrying amount, January 1	$1,298	$7	$3	$10	$1,318
Fresh-start reporting adjustments	(6)	—	—	—	(6)
Gross carrying amount, December 31	1,292	7	3	10	1,312
Accumulated impairment, January 1	(222)	—	—	—	(222)
Finalized 2008 goodwill impairment	3	—	—	(10)	(7)
Accumulated impairment, December 31	(219)	—	—	(10)	(229)
Net carrying value, December 31	$1,073	$7	$3	$—	$1,083

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Goodwill and Intangible Assets, Net  – (continued)

		December 31, 2010			December 31, 2009
	Useful lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Automotive	1 – 22	$658	$(174)	$484	$640	$(125)	$515
Gaming	3 – 42	25	—	25	—	—	—
Food Packaging	6 – 13.5	23	(11)	12	23	(9)	14
Metals	5 – 15	11	(5)	6	11	(4)	7
Real Estate	12 – 12.5	121	(24)	97	121	(14)	107
		$838	$(214)	624	$795	$(152)	643
Indefinite-lived intangible assets:
Automotive				314			354
Gaming				54			—
Food Packaging				2			2
Home Fashion				5			8
				375			364
Total intangible assets, net				$999			$1,007

The aggregate amortization expense related to our definite-live intangible assets was $62 million, $68 million and $71 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. We utilize the straight line method of amortization, recognized over the estimated useful lives of the assets.

The estimated future amortization expense for our definite-lived intangible assets is as follows (in millions of dollars):

Year	Amount
2011	$64
2012	63
2013	59
2014	59
2015	59
Thereafter	320
$624

As of December 31, 2010, none of our reporting units were at risk for goodwill impairment. The following is a discussion of goodwill and intangible assets by each of our segment:

Automotive

Federal-Mogul performs its annual goodwill analysis as of October 1 each year, or more frequently if impairment indicators exist, in accordance with the subsequent measurement provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other. This impairment analysis compares the fair values of these assets to the related carrying values, and impairment charges are recorded for any excess of carrying values over fair values. These fair values are based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings and projected future cash flows discounted at rates commensurate with the risk involved. All of Federal-Mogul’s reporting units with a goodwill balance passed “Step 1” of the October 1, 2010 goodwill impairment analysis. All “Step 1” results had fair values in excess of carrying values of at least 25%.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Goodwill and Intangible Assets, Net  – (continued)

During the fourth quarter of fiscal 2010, in conjunction with the annual impairment test for goodwill and other indefinite-lived intangible assets, our Automotive segment determined that the original stepped-up values assigned to trademarks and brand names had been overstated due to the improper inclusion of non-branded sales in the basis for the trademarks and brand names valuation. As of December 31, 2010, our Automotive segment decreased its trademarks and brand names by $55 million based on a revised valuation, offset by an increase to goodwill of $35 million and a decrease to deferred tax liabilities of $20 million. Our Automotive segment reassessed the impact of this reclassification on the fiscal 2008 impairment analysis, which originally resulted in a $222 million goodwill impairment charge and a $130 million trademarks and brand names impairment charge. This reassessment resulted in a $13 million reduction in the trademarks and brand names impairment charge, a $7 million increase in the goodwill impairment charge and a $5 million increase in income tax expense, for a net total expense of $1 million, which was recorded in fiscal 2010 as the impact on the period March 1, 2008 through December 31, 2008 and fiscal 2010 results was not material.

Our Automotive segment recorded estimated impairment charges of $222 million and $130 million for goodwill and other indefinite-lived intangible assets, respectively, for the period March 1, 2008 through December 31, 2008, based upon draft valuations and a preliminary assessment. During the quarter ended March 31, 2009, Federal-Mogul completed this assessment and recorded a reduction to its goodwill impairment of $3 million. These impairment charges were revised during the fourth quarter of fiscal 2010 as discussed above. These charges were required to adjust the carrying value of goodwill and other indefinite-lived intangible assets to fair value at December 31, 2009. The 2008 impairment charge was primarily attributable to significant decreases in forecasted future cash flows as Federal-Mogul adjusted to known and anticipated changes in industry production volumes.

In June 2010, Federal-Mogul acquired 100% ownership of the Daros Group, a privately-owned supplier of high technology piston rings for large-bore engines used in industrial energy generation and commercial shipping, with manufacturing operations in China, Germany and Sweden, for $39 million in cash. Federal-Mogul allocated the purchase price in accordance with FASB ASC Topic 805, Business Combinations. Federal-Mogul utilized a third party to assist in the fair value determination of certain components of the purchase price allocation, namely fixed assets and intangible assets. Federal-Mogul recorded $18 million, $16 million and $2 million of definite-lived customer relationships, goodwill, and indefinite-lived trademarks and brand names, respectively, associated with this acquisition. These amounts include foreign currency impacts.

Federal-Mogul recorded an impairment charge of $1 million (excluding the $13 million reduction as discussed above) and $130 million for fiscal 2010 and fiscal 2008, respectively, based upon annual impairment tests performed each fiscal year related to their indefinite-lived intangibles as discussed below. There were no impairment charges for indefinite-lived intangibles for fiscal 2009. Federal-Mogul performs its annual indefinite-lived intangibles analysis as of October 1 each year, or more frequently if impairment indicators exist, in accordance with the subsequent measurement provisions of FASB ASC Topic 350, Intangibles —  Goodwill and Other. This impairment analysis compares the fair values of these assets to the related carrying values, and impairment charges are recorded for any excess of carrying values over fair values. These fair values are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets.

Food Packaging

As discussed in Note 3, “Acquisitions,” we acquired a majority interest in Viskase on January 15, 2010. As a result of our acquisition of a controlling interest in Viskase, certain long-term assets have been adjusted as a result of our required utilization of common control parties’ underlying basis in such assets. As of December 31, 2010, the net balances of such assets were as follows: $3 million for goodwill and $13 million for intangible assets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Goodwill and Intangible Assets, Net  – (continued)

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

Home Fashion

For fiscal 2010, fiscal 2009 and fiscal 2008, WPI recorded an impairment charge of $3 million, $5 million and $6 million, respectively, related to its trademarks. In recording impairment charges related to its trademarks, WPI compared the fair value of the intangible asset with its carrying value. The estimates of fair value of trademarks are determined using a discounted cash flow valuation methodology referred to as the “relief from royalty” methodology. Significant assumptions inherent in the “relief from royalty” methodology employed include estimates of appropriate marketplace royalty rates and discount rates.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

		December 31,
	Useful Life	2010	2009
	(years)	(in millions)
Land		$456	$304
Buildings and improvements	4 – 40	1,028	700
Machinery, equipment and furniture	1 – 30	2,371	2,121
Assets leased to others	15 – 39	482	484
Construction in progress		346	229
		4,683	3,838
Less accumulated depreciation and amortization		(1,228)	(880)
Property, plant and equipment, net		$3,455	$2,958

Depreciation and amortization expense from continuing operations related to property, plant and equipment for fiscal 2010, fiscal 2009 and fiscal 2008 was $365 million, $344 million and $268 million, respectively.

Total rental expense for continuing operations under operating leases for fiscal 2010, fiscal 2009 and fiscal 2008 was $77 million, $76 million and $70 million, respectively.

12. Debt

Debt consists of the following (in millions of dollars):

	December 31,
	2010	2009
8% senior unsecured notes due 2018 – Icahn Enterprises	$1,450	$—
7.75% senior unsecured notes due 2016 – Icahn Enterprises	1,050	—
Senior unsecured variable rate convertible notes due 2013 – Icahn Enterprises	556	556
Senior unsecured 7.125% notes due 2013 – Icahn Enterprises	—	963
Senior unsecured 8.125% notes due 2012 – Icahn Enterprises	—	352
Debt Facilities – Automotive	2,737	2,672
Debt Facilities – Gaming	62	—
Senior unsecured notes – Railcar	275	275
Senior secured notes and revolving credit facility – Food Packaging	214	174
Mortgages payable	108	114
Other	57	80
Total debt	$6,509	$5,186

Senior Unsecured Notes — Icahn Enterprises

7.75% Senior Unsecured Notes Due 2016 and 8% Senior Unsecured Notes Due 2018

On January 15, 2010, we and Icahn Enterprises Finance Corp. (“Icahn Enterprises Finance”) (collectively, the “Issuers”), issued $850 million aggregate principal amount of 7.75% Senior Unsecured Notes due 2016 (the “2016 Notes”) and $1,150 million aggregate principal amount of 8% Senior Unsecured Notes due 2018 (the “2018 Notes” and, together with the 2016 Notes, referred to as the “Initial New Notes”) pursuant to the purchase agreement, dated January 12, 2010 (the “Purchase Agreement”), by and among the Issuers, Icahn Enterprises Holdings, as guarantor (the “Guarantor”), and Jefferies & Company, Inc., as initial purchaser (the “Initial Purchaser”). The gross proceeds from the sale of the Initial New Notes were

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Debt  – (continued)

approximately $1,987 million, a portion of which was used to purchase the approximate $1.28 billion in aggregate principal amount (or approximately 97%) of the 2013 Notes and the 2012 Notes, as defined below, that were tendered pursuant to cash tender offers and consent solicitations. Interest on the New Notes are payable on January 15 and July 15 of each year, commencing July 15, 2010. As described below, the 2012 Notes and 2013 Notes were satisfied and discharged pursuant to their respective indentures on January 15, 2010.

On November 12, 2010, the Issuers issued an additional $200 million aggregate principal amount of the 2016 Notes and $300 million aggregate principal amount of the 2018 Notes (such notes are collectively referred to as the “Additional New Notes”), pursuant to the purchase agreement, dated November 8, 2010 (the “Additional New Notes Purchase Agreement”), by and among the Issuers, Icahn Enterprises Holdings, as guarantor and Jefferies & Company, Inc., as initial purchaser. The Additional New Notes constitute the same series of securities as the Initial New Notes for purposes of the indenture governing the notes and vote together on all matters with such series. The Additional New Notes have substantially identical terms as the Initial New Notes.

The gross proceeds from the sale of the Additional New Notes were approximately $512 million and will be used for general corporate purposes.

The Initial New Notes and Additional New Notes (referred to collectively as the notes) were issued under and are governed by an indenture, dated January 15, 2010 (the “Indenture”), among the Issuers, the Guarantor and Wilmington Trust Company, as trustee. The Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments. On or after January 15, 2013, the Issuers may redeem all of the 2016 Notes at a price equal to 103.875% of the principal amount of the 2016 Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 101.938% on and after January 15, 2014 and 100% on and after January 15, 2015. On or after January 15, 2014, the Issuers may redeem all of the 2018 Notes at a price equal to 104.000% of the principal amount of the 2018 Notes, plus accrued and unpaid interest, with such option redemption prices decreasing to 102.000% on and after January 15, 2015 and 100% on and after January 15, 2016. Before January 15, 2013, the Issuers may redeem up to 35% of the aggregate principal amount of each of the 2016 Notes and 2018 Notes with the net proceeds of certain equity offerings at a price equal to 107.750% and 108.000%, respectively, of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the 2016 Notes or 2018 Notes, as the case may be, originally issued remains outstanding immediately after such redemption. If the Issuers experience a change of control, the Issuers must offer to purchase for cash all or any part of each holder’s notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest.

The notes and the related guarantee are the senior unsecured obligations of the Issuers and rank equally with all of the Issuers’ and the Guarantor’s existing and future senior unsecured indebtedness and rank senior to all of the Issuers’ and the Guarantor’s existing and future subordinated indebtedness. The notes and the related guarantee are effectively subordinated to the Issuers’ and the Guarantor’s existing and future secured indebtedness to the extent of the collateral securing such indebtedness. The notes and the related guarantee are also effectively subordinated to all indebtedness and other liabilities of the Issuers’ subsidiaries other than the Guarantor.

In connection with the issuance of the Initial New Notes, the Issuers and the Guarantor entered into a Registration Rights Agreement, dated January 15, 2010, with the Initial Purchaser. On April 16, 2010, we filed an initial registration statement on Form S-4 under the Securities Act of 1933, as amended (the “Securities Act”) with respect to the Initial New Notes. The SEC declared our exchange offer registration statement on Form S-4 with respect to the Initial New Notes effective on June 21, 2010. Pursuant to the Registration Rights Agreement, we subsequently commenced the exchange offer to exchange the unregistered Initial New Notes

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Debt  – (continued)

for registered Exchange Notes and the exchange offer expired on July 21, 2010. The 2016 Notes in the aggregate principal amount of approximately $849 million and 2018 Notes in the aggregate principal amount of approximately $1,150 million were properly tendered in the exchange offer and accepted by us in exchange for registered Exchange Notes. The 2016 Notes in the principal amount of approximately $1.5 million were not tendered in the exchange offer and remain unregistered.

In connection with the issuance of the Additional New Notes, the Issuers and the Guarantor entered into a registration rights agreement, dated November 12, 2010. On December 3, 2010, we filed an initial registration statement on Form S-4 with respect to the Additional New Notes. The SEC declared our exchange offer registration statement on Form S-4 with respect to the Additional New Notes effective on December 29, 2010. Pursuant to the Registration Rights Agreement, we subsequently commenced the exchange offer to exchange the unregistered Additional New Notes for registered Exchange Notes and the exchange offer expired on February 2, 2011. The 2016 Notes in the aggregate principal amount of $199.5 million and the 2018 Notes in the aggregate principal amount of approximately $299.9 million were properly tendered in the exchange offer and accepted by us in exchange for registered Exchange Notes. The 2016 Notes in the principal amount of approximately $0.5 million and the 2018 Notes in the principal amount of approximately $0.1 million were not tendered in the exchange offer and remain unregistered.

Senior Unsecured 7.125% Notes Due 2013

On February 7, 2005, we and Icahn Enterprises Finance co-issued $480 million aggregate principal amount of 7.125% senior unsecured notes due 2013 (the “2013 Notes”), priced at 100% of principal amount. The 2013 Notes were issued pursuant to an indenture dated February 7, 2005 among us, as issuer, Icahn Enterprises Finance, as co-issuer, Icahn Enterprises Holdings, as guarantor, and Wilmington Trust Company, as trustee (referred to herein as the “2013 Notes Indenture”). Other than Icahn Enterprises Holdings, no other subsidiaries guaranteed payment on the 2013 Notes.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Debt  – (continued)

Senior Unsecured 8.125% Notes Due 2012

On May 12, 2004, we and Icahn Enterprises Finance co-issued senior unsecured 8.125% notes due 2012 (the “2012 Notes”) in the aggregate principal amount of $353 million. The 2012 Notes were issued pursuant to an indenture, dated as of May 12, 2004, among us, as issuer, Icahn Enterprises Finance, as co-issuer, Icahn Enterprises Holdings, as guarantor, and Wilmington Trust Company, as trustee (the “2012 Notes Indenture”). The 2012 Notes were priced at 99.266% of principal amount and had a fixed annual interest rate of 8.125%, which was paid every six months on June 1 and December 1. The 2012 Notes was due to mature on June 1, 2012. Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the 2012 Notes.

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

Senior Unsecured Variable Rate Convertible Notes Due 2013 — Icahn Enterprises

In April 2007, we issued an aggregate of $600 million of variable rate senior convertible notes due 2013 (the “variable rate notes”). The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act, and issued pursuant to an indenture dated as of April 5, 2007, by and among us, as issuer, Icahn Enterprises Finance, as co-issuer, and Wilmington Trust Company, as trustee. Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the variable rate notes. The variable rate notes bear interest at a rate of three-month LIBOR minus 125 basis points, but the all-in-rate can be no less than 4.0% nor more than 5.5%, and are convertible into our depositary units at a conversion price of $132.595 per depositary unit per $1,000 principal amount, subject to adjustments in certain circumstances. Pursuant to the indenture governing the variable rate notes, on October 5, 2008, the conversion price was adjusted downward to $105.00 per depositary unit per $1,000 principal amount. As of December 31, 2010, the interest rate was 4.0%. The interest on the variable rate notes is payable quarterly on each January 15, April 15, July 15 and October 15. The variable rate notes mature on August 15, 2013, assuming they have not been converted to depositary units before their maturity date.

In the event that we declare a cash dividend or similar cash distribution in any calendar quarter with respect to our depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits and/or stock dividends), the indenture governing the variable rate notes requires that we simultaneously make such distribution to holders of the variable rate notes in accordance with a formula set forth in the indenture. We paid an aggregate cash distribution of approximately $3 million for each of fiscal 2010, fiscal 2009 and fiscal 2008, to holders of our variable rate notes in respect to our distribution payments to our depositary unitholders. Such amounts have been classified as interest expense.

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

As of December 31, 2010 and 2009, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the applicable indentures. Additionally, as of December 31, 2010, based on covenants in the indenture governing our senior unsecured notes, we are permitted to incur approximately $679 million in additional indebtedness.

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

The weighted average interest rates for the Debt Facilities were approximately 3.5% as of each of December 31, 2010 and 2009, respectively.

Federal-Mogul had $43 million and $50 million of letters of credit outstanding as of December 31, 2010 and 2009, respectively, pertaining to the term loan credit facility. As of December 31, 2010 and 2009, the borrowing availability under the revolving credit facility was $528 million and $470 million, respectively.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Debt  – (continued)

The Debt Facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on (i) investments; (ii) certain acquisitions, mergers or consolidations; (iii) sale and leaseback transactions; (iv) certain transactions with affiliates and (v) dividends and other payments in respect of capital stock. At December 31, 2010 and December 31, 2009, Federal-Mogul was in compliance with all debt covenants under the Debt Facilities.

Debt Facilities — Gaming

In connection with Tropicana’s completion of the Restructuring Transactions (see Note 3, “Acquisitions — Investment in Tropicana”), Tropicana entered into the Exit Facility which consists of a (i) $130 million Term Loan Facility issued at a discount of 7%, which was funded on March 8, 2010, the Effective Date, and (ii) $20 million Revolving Facility. Each of the Investment Funds is a lender under the Exit Facility and, in the aggregate, hold over 50% of the loans under the Term Loan Facility and are obligated to provide 100% of any amounts borrowed by Tropicana under the Revolving Facility. The Exit Facility matures on March 8, 2013. All amounts outstanding under the Exit Facility bear interest at a rate per annum of 15% so long as no default or event of default has occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. In addition, Tropicana is required to pay an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility. The Exit Facility is guaranteed by substantially all the existing and future subsidiaries of Tropicana. Tropicana was in compliance with all financial covenants as of December 31, 2010.

Senior Unsecured Notes — Railcar

In February 2007, ARI issued $275 million senior unsecured fixed rate notes (the “ARI Notes”) that were subsequently exchanged for registered notes in March 2007.

The ARI Notes bear a fixed interest rate of 7.5% and are due in 2014. Interest on the ARI Notes is payable semi-annually in arrears on March 1 and September 1. The indenture governing the ARI Notes (the “ARI Notes Indenture”) contains restrictive covenants that limit ARI’s ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. As of December 31, 2010, based on certain financial ratios, certain of these covenants, including ARI’s ability to incur additional debt, have become further restricted. ARI was in compliance with all of its covenants under the ARI Notes Indenture as of December 31, 2010.

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

In November 2007, Viskase entered into a $25 million secured revolving credit facility (the “Viskase Revolving Credit Facility”) with Arnos Corporation, an affiliate of Mr. Icahn. In connection with our majority acquisition of Viskase on January 15, 2010, we assumed the Viskase Revolving Credit Facility from Arnos Corporation. On April 27, 2010, we entered into an agreement with Viskase, extending the maturity date of the Viskase Revolving Credit Facility from January 31, 2011 to January 31, 2012. Borrowings under the loan and security agreement governing the Viskase Revolving Credit Facility are subject to a borrowing base formula based on percentages of eligible domestic receivables and eligible domestic inventory. Under the Viskase Revolving Credit Facility, the interest rate is LIBOR plus a margin of 2.00% currently (which margin will be subject to performance based increases up to 2.50%); provided that the minimum interest rate shall be at least equal to 3.00%. The Viskase Revolving Credit facility also provides for an unused line fee of 0.375% per annum. There were no borrowings under the Viskase Revolving Credit Facility at each of December 31, 2010 and 2009.

Indebtedness under the Viskase Revolving Credit Facility is secured by liens on substantially all of Viskase’s domestic and Mexican assets, with liens on certain assets that are contractually senior to the Viskase 9.875% Notes and the related guarantees pursuant to an intercreditor agreement and the Viskase 9.875% Notes.

The Viskase Revolving Credit Facility contains various covenants which restrict Viskase’s ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets, make certain restricted payments, create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. The Viskase Revolving Credit Facility also requires that Viskase complies with various financial covenants. Viskase is in compliance with these requirements as of December 31, 2010 and 2009.

In its foreign operations, Viskase has unsecured lines of credit with various banks providing approximately $8 million of availability. There were no borrowings under the lines of credit at December 31, 2010.

Letters of credit in the amount of $2 million were outstanding under facilities with a commercial bank, and were cash collateralized at December 31, 2010.

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

As of December 31, 2010, there were no borrowings under the agreement, but there were outstanding letters of credit of $10 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of $44 million at December 31, 2010.

As this loan and security agreement expires on June 15, 2011, WestPoint Home is actively exploring its financing options which might include, but are not limited to, extending the loan and security agreement, refinancing or obtaining alternative financing arrangements.

Debt Extinguishment

In connection with the debt extinguishment related to our 2012 Notes and 2013 Notes as discussed above, we recorded a $40 million loss for fiscal 2010.

During the fourth quarter of fiscal 2008, we purchased outstanding debt of entities included in our consolidated financial statements in the principal amount of $352 million and recognized an aggregate gain of $146 million representing the difference between the fair value of the consideration issued and the carrying amount of the debt.

Sale of Previously Purchased Subsidiary Debt

During fiscal 2010, we received proceeds of $65 million from the sale of previously purchased debt of entities included in our consolidated financial statements in the principal amount of $77 million.

During fiscal 2009, we received proceeds of $166 million from the sale of previously purchased debt of entities included in our consolidated financial statements in the principal amount of $215 million.

Maturities

The following is a summary of the maturities of our debt obligations (in millions of dollars):

Year	Amount
2011	$110
2012	594
2013	113
2014	2,147
2015	934
Thereafter	2,746
$6,644

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Compensation Arrangements

The following are stock-based compensation arrangements of our Investment Management and Automotive segments that are included in our consolidated financial statements:

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

The fair value of unvested and vested amounts that have not been withdrawn by the employee in respect of special profits interest allocations is determined at the end of each reporting period based, in part, on the (i) fair value of the underlying net assets of the Investment Funds, upon which the respective special profits interest allocations are based and (ii) performance of the funds in which such amounts are reinvested. The carrying value of such amounts represents the allocable special profits interest allocation and the appreciation or depreciation thereon. These amounts approximate fair value because the appreciation or depreciation on such amounts is based on the fair value of the Investment Funds’ investments, which are marked-to-market through earnings on a quarterly basis.

The General Partners recorded compensation expense of $5 million, $13 million and $2 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Compensation expense is included in selling, general and administrative expenses within our consolidated statements of operations. Compensation expense arising from grants in special profits interest allocations and incentive allocations are recognized in our consolidated financial statements over the vesting period. Accordingly, unvested balances of special profits interest allocations and incentive allocations allocated to certain employees are not reflected in our consolidated financial statements. Unvested amounts not yet recognized as compensation expense within our consolidated statements of operations were $8 million and $1 million as of December 31, 2010 and 2009, respectively. Unvested amounts are expected to be recognized over a weighted average of 2.3 years as of December 31, 2010. Cash paid to settle rights that had been withdrawn for fiscal 2010, fiscal 2009 and fiscal 2008 was $11 million, $8 million and $6 million, respectively.

The liabilities incurred by Icahn Management related to the rights granted to certain employees to participate in a portion of the management fees earned by Icahn Management remained with Icahn Management upon the execution of the contribution agreement on August 8, 2007. However, because the employees to whom these rights were granted became employees of Icahn Capital Management LP on August 8, 2007, Icahn Capital Management LP recognized the future compensation expense associated with the unvested portion of rights which were granted by Icahn Management through August 8, 2007, even though such liability will be settled by Icahn Management, with a corresponding increase to partners’ equity.

As of January 1, 2008, Icahn Capital Management LP distributed its net assets to Icahn Capital. Accordingly, effective January 1, 2008, employees of Icahn Capital Management LP became employees of Icahn Capital and such future compensation expense associated with the unvested portion of rights granted by Icahn Management were recognized by Icahn Capital.

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

Federal-Mogul revalued the four million stock options granted to Mr. Alapont at March 23, 2010, resulting in a revised fair value of $27 million. This amount was reclassified from accounts payable, accrued expenses and other liabilities to partners’ equity due to their equity award status. As these stock options are fully vested, no further expense related to these stock options will be recognized. These options had a December 31, 2010 intrinsic value of $5 million and expire on December 27, 2014.

Federal-Mogul revalued the deferred compensation agreement, which was also amended and restated on March 23, 2010, at December 31, 2010, resulting in a revised fair value of $7 million. Since this agreement provides for net cash settlement at the option of Mr. Alapont, it continues to be treated as a liability award as of December 31, 2010 and through its eventual payout. The amount of the payout shall be equal to the fair value of 500,000 shares of Federal-Mogul’s common stock, subject to certain adjustments and offsets. During fiscal, 2010, fiscal 2009 and for the period March 1, 2008 through December 31, 2008, Federal-Mogul recognized $6 million, $25 and $17 million, respectively, in expense associated with Mr. Alapont’s stock options and deferred compensation agreement.

Key assumptions and related option-pricing models used by Federal-Mogul are summarized in the following table:

	March 23, 2010		December 31, 2010
	Plain Vanilla Options	Options Connected To Deferred Compensation	Deferred Compensation
Valuation model	Black-Scholes	Black-Scholes	Monte Carlo
Exercise price	$19.50	$19.50	N/A
Expected volatility	58%	58%	58%
Expected dividend yield	0%	0%	0%
Risk-free rate over the estimated expected option life	1.18%	1.18%	0.59%
Expected option life (in years)	2.38	2.38	1.99

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Pensions, Other Post-employment Benefits and Employee Benefit Plans

Federal-Mogul, ARI and Viskase each sponsors several defined benefit pension plans (“Pension Benefits”) (and, in the case of Viskase, its pension plans include defined contribution plans). Additionally, Federal-Mogul, ARI and Viskase each sponsors health care and life insurance benefits (“Other Benefits”) for certain employees and retirees around the world. The Pension Benefits are funded based on the funding requirements of federal and international laws and regulations, as applicable, in advance of benefit payments and the Other Benefits as benefits are provided to participating employees. As prescribed by applicable U.S. GAAP, Federal-Mogul, ARI and Viskase each uses, as applicable, appropriate actuarial methods and assumptions in accounting for its defined benefit pension plans, non-pension post-employment benefits, and disability, early retirement and other post-employment benefits. The measurement date for all defined benefit plans is December 31.

On March 23, 2010, the Patient Protection and Affordable Care Act was enacted and, on March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010, was also enacted. We will continue to assess the accounting implications of these acts. See Note 18, “Income Taxes,” for further discussion on the impact of these acts.

Components of net periodic benefit cost for Federal-Mogul, ARI and Viskase for the fiscal years ended December 31, 2010, 2009 and 2008 are as follows:

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
Service cost	$30	$35	$31	$1	$2	$1
Interest cost	85	90	90	21	31	30
Expected return on plan assets	(60)	(53)	(87)	—	—	—
Amortization of actuarial losses	27	32	—	—	(1)	—
Amortization of prior service cost (credit)	—	—	—	(12)	—	—
Curtailment gain	(1)	(2)	—	(29)	—
Net periodic cost	$81	$102	$34	$(19)	$32	$31

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Pensions, Other Post-employment Benefits and Employee Benefit Plans  – (continued)

a. Automotive

The following provides disclosures for our Automotive segment’s benefit obligations, plan assets, funded status, recognition in the consolidated balance sheets and inputs and valuation assumptions:

	Pension Benefits				Other Postemployment Benefits
	United States Plans		Non-U.S. Plans
	2010	2009	2010	2009	2010	2009
	(Millions of Dollars)
Change in benefit obligation:
Benefit obligation, beginning of year	$1,071	$986	$352	$334	$506	$494
Service cost	21	26	8	8	1	2
Interest cost	61	63	16	18	21	31
Employee contributions	—	—	—	—	1	2
Benefits paid	(60)	(79)	(21)	(24)	(40)	(50)
Medicare subsidies received	—	—	—	—	5	3
Curtailment	—	—	—	(2)	—	—
Plan amendments	—	—	3	—	(164)	(7)
Actuarial losses and changes in actuarial assumptions	59	75	13	5	33	28
Net transfers (out) in	(1)	—	—	6	1	—
Currency translation	—	—	(19)	7	2	3
Benefit obligation, end of year	$1,151	$1,071	$352	$352	$366	$506
Change in plan assets:
Fair value of plan assets, beginning of year	$590	$541	$45	$40	$—	$—
Actual return on plan assets	75	126	3	2	—	—
Company contributions	57	2	22	23	34	45
Benefits paid	(60)	(79)	(21)	(24)	(40)	(50)
Medicare subsidies received	—	—	—	—	5	3
Employee contributions	—	—	—	—	1	2
Net transfers in	—	—	—	3	—	—
Currency translation	—	—	(1)	1	—	—
Fair value of plan assets, end of year	$662	$590	$48	$45	$—	$—
Funded status of the plan	$(489)	$(481)	$(304)	$(307)	$(366)	$(506)
Amounts recognized in the consolidated balance sheets:
Net liability recognized	$(489)	$(481)	$(304)	$(307)	$(366)	$(506)
Amounts recognized in accumulated other comprehensive loss, inclusive of tax impacts:
Net actuarial loss	$328	$319	$20	$6	$45	$13
Prior service cost (credit)	1	1	3	—	(137)	(14)
Total	$329	$320	$23	$6	$(92)	$(1)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Pensions, Other Post-employment Benefits and Employee Benefit Plans  – (continued)

On May 6, 2010, Federal-Mogul approved an amendment to its U.S. Welfare Benefit Plan which eliminated Other Postemployment Benefits for certain salaried and non-union hourly employees and retirees effective July 1, 2010. Also during fiscal 2010, as a result of union negotiations, Other Postemployment Benefits were eliminated at one of Federal-Mogul’s U.S. manufacturing locations and reduced at another location. The cumulative result of these three events was a reduction in our Automotive segment’s accumulated postemployment benefit obligation (“APBO”) of $164 million, of which $135 million is being amortized over the average remaining service lives of active participants (approximately 9 years). The remaining $29 million resulted in curtailment gains (“OPEB curtailment gains”), which were recognized in the consolidated statement of operations during fiscal 2010.

On June 25, 2010, the U.S. Government passed a pension funding relief bill in which Federal-Mogul elected to participate. This election reduced Federal-Mogul’s 2010 pension contribution by $25 million.

Weighted-average assumptions used to determine the benefit obligation as of December 31, 2010 and 2009:

	Pension Benefits				Other Postemployment Benefits
	United States Plans		Non-U.S. Plans
	2010	2009	2010	2009	2010	2009
Discount rate	5.15%	5.75%	4.92%	5.13%	5.10%	5.65%
Rate of compensation increase	3.50%	3.50%	3.18%	3.14%	—	—

Weighted-average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31, 2010 and 2009:

	Pension Benefits				Other Postemployment Benefits
	United States Plans		Non-U.S. Plans
	2010	2009	2010	2009	2010	2009
Discount rate	5.75%	6.45%	5.13%	5.59%	5.65%	6.40%
Expected return on plan assets	8.50%	8.50%	5.64%	5.79%	—	—
Rate of compensation increase	3.50%	3.50%	3.14%	3.18%	—	—

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

The U.S. investment strategy mitigates risk by incorporating diversification across appropriate asset classes to meet the plan’s objectives. It is intended to reduce risk, provide long-term financial stability for the plan and maintain funded levels that meet long-term plan obligations while preserving sufficient liquidity for near-term benefit payments. Risk assumed is considered appropriate for the return anticipated and consistent with the total diversification of plan assets. Approximately 27.5% of plan assets are invested in actively managed investment funds. The target asset allocation for the U.S. pension plans is 75% equity investments and 25% fixed income investments. The majority of the assets of the non-U.S. plans are invested through insurance contracts. The insurance contracts guarantee a minimum rate of return. Federal-Mogul has no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law. The target asset allocation for the non-U.S. pension plans is 70% insurance contracts, 25% debt investments and 5% equity investments.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Pensions, Other Post-employment Benefits and Employee Benefit Plans  – (continued)

Refer to Note 8, “Fair Value Measurements,” for discussion of the fair value of each major category of plan assets, including the inputs and valuation techniques used to develop the fair value measurements of the plans’ assets, at December 31, 2010 and 2009.

Information for defined benefit plans with projected benefit obligations in excess of plan assets:

	Pension Benefits				Other Postemployment Benefits
	United States Plans		Non-U.S. Plans
	2010	2009	2010	2009	2010	2009
	(Millions of Dollars)
Projected benefit obligation	$1,151	$1,071	$348	$351	$366	$506
Fair value of plan assets	662	590	41	41	—	—

Information for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		Non-U.S. Plans
	2010	2009	2010	2009
	(Millions of Dollars)
Projected benefit obligation	$1,151	$1,071	$338	$327
Accumulated benefit obligation	1,142	1,058	320	313
Fair value of plan assets	662	590	35	22

The accumulated benefit obligation for all pension plans is $1,471 million and $1,391 million as of December 31, 2010 and 2009, respectively.

Amounts in “Accumulated other comprehensive loss” expected to be recognized as components of net periodic benefit cost over the next fiscal year:

	Other
	Pension Benefits	Postemployment Benefits
	(Millions of Dollars)
Amortization of actuarial losses	$24	$1
Amortization of prior service credit	—	(16)
Total	$24	$(15)

The assumed health care and drug cost trend rates used to measure next year’s postemployment healthcare benefits are as follows:

	Other Postemployment Benefits
	2010	2009
Health care cost trend rate	8.0%	7.1%
Ultimate health care cost trend rate	5.0%	5.0%
Year ultimate health care cost trend rate reached	2018	2014
Drug cost trend rate	9.5%	8.5%
Ultimate drug cost trend rate	5.0%	5.0%
Year ultimate drug cost trend rate reached	2018	2014

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Pensions, Other Post-employment Benefits and Employee Benefit Plans  – (continued)

The assumed health care cost trend rate has a significant impact on the amounts reported for Other Postemployment Benefits plans. The following table illustrates the sensitivity to a change in the assumed health care cost trend rate:

	Total Service and Interest Cost	APBO
	(Millions of Dollars)
100 basis point (“bp”) increase in health care cost trend rate	$1	$17
100 bp decrease in health care cost trend rate	(1)	(15)

The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations (“PBO”), associated expense and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on Federal-Mogul’s 2010 funding requirements.

	Pension Benefits						Other Postemployment Benefits
	United States Plans			Non-U.S. Plans
	Change in 2011 pension expense	Change in PBO	Change in accumulated OCL	Change in 2011 pension expense	Change in PBO	Change in accumulated OCL	Change in 2011 expense	Change in PBO
	(Millions of dollars)
25 bp decrease in discount rate	$2	$32	$32	$—	$10	$(10)	$—	$8
25 bp increase in discount rate	(3)	(32)	(32)	—	(9)	9	—	(8)
25 bp decrease in return on assets rate	2	—	—	—	—	—	—	—
25 bp increase in return on assets rate	(2)	—	—	—	—	—	—	—

Federal-Mogul’s projected benefit payments from the plans are estimated as follows:

	Pension Benefits		Other Postemployment Benefits
	United States	Non-U.S. Plans
	(Millions of Dollars)
2011	$74	$21	$30
2012	77	21	29
2013	82	23	29
2014	85	24	29
2015	83	26	28
Years 2016 – 2020	457	128	131

Federal-Mogul expects to contribute approximately $87 million to its pension plans in 2011.

Federal-Mogul also maintains certain defined contribution pension plans for eligible employees. The total expenses attributable to Federal-Mogul’s defined contribution savings plan were $23 million, $20 million and $25 million for the fiscal years ended December 31, 2010, 2009 and 2008, respectively. The amounts contributed to defined contribution pension plans include contributions to multi-employer plans of $1 million for fiscal 2010.

Other Benefits

Federal-Mogul accounts for benefits to former or inactive employees paid after employment but before retirement pursuant to FASB ASC Topic 712, Compensation — Nonretirement Postemployment Benefits. The liabilities for such U.S. and European postemployment benefits were $42 million at both December 31, 2010 and 2009.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Pensions, Other Post-employment Benefits and Employee Benefit Plans  – (continued)

b. Railcar and Food Packaging

ARI is the sponsor of two defined benefit pension plans that cover certain employees at designated repair facilities. One plan, which covers certain salaried and hourly employees, is frozen and no additional benefits are accruing thereunder. The second plan, which covers only certain of ARI’s union employees, is currently active and benefits will continue to accrue thereunder until January 1, 2012, when the plan will be frozen. Viskase and its subsidiaries have defined contribution and defined benefit plans varying by country and subsidiary. Viskase’s operations in the United States and Canada have historically offered defined benefit retirement plans and postretirement health care and life insurance benefits to their employees. Most of these benefits have been terminated, resulting in various reductions in liabilities and curtailment gains.

The following provides disclosures for ARI’s’ and Viskase’s benefit obligations, plan assets, funded status, and recognition in the consolidated balance sheets. As pension costs for ARI and Viskase are not material to our consolidated financial position and results of operations, we do not provide information regarding their inputs and valuation assumptions.

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
	(Millions of Dollars)
Change in benefit obligation:
Benefit obligation – beginning of year	$156	$140	$—	$3
Service cost	1	1	—	—
Interest cost	8	9	—	—
Adjustment to benefits	—	—	—	(3)
Actuarial loss	6	15	—	—
Benefits paid	(9)	(9)	—	—
Benefit obligation – end of year	$162	$156	$—	$—
Change in plan assets:
Plan assets – beginning of year	$109	$94	$—	$—
Actual return on plan assets	12	18	—	—
Employer contributions	4	6	—	—
Benefits paid	(9)	(9)	—	—
Plan assets at fair value – end of year	$116	$109	$—	$—
Funded status of the plans	$(46)	$(47)	$—	$—

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
	(Millions of Dollars)
Amounts recognized in the consolidated balance sheets are as follows:
Net liability recognized	$(46)	$(47)	$—	$—
Amounts recognized in accumulated other comprehensive (loss) income pre-tax:
Net actuarial (loss) gain	$(6)	$(5)	$—	$1
Net prior service credit	—	—	—	3
Total	$(6)	$(5)	$—	$4

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We recorded $2 million, $6 million and $6 million of interest expense for fiscal 2010, fiscal 2009 and fiscal 2008, respectively, in connection with the preferred unit distributions.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Net income per LP Unit  – (continued)

The following table sets forth the allocation of net income (loss) attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted income (loss) per LP unit for the periods indicated (in millions of dollars, except per unit data):

	Year Ended December 31,
	2010	2009	2008
Net income attributable to Icahn Enterprises from continuing operations	$200	$252	$(511)
Less: Income from common control acquisitions allocated to the general partner	—	(19)	(57)
	200	233	(568)
Basic income attributable to Icahn Enterprises from continuing operations allocable to limited partners (98.01% share of income or loss)	$196	$228	$(557)
Basic (loss) income attributable to Icahn Enterprises from discontinued operations allocable to limited partners	$(1)	$1	$500 (1)
Basic income (loss) per LP Unit:
Income (loss) from continuing operations per LP unit	$2.36	$3.04	$(7.84)
(Loss) income from discontinued operations per LP unit	(0.01)	0.01	7.04
	$2.35	$3.05	$(0.80)
Basic weighted average LP units outstanding	83	75	71
Diluted income (loss) per LP Unit:
Income (loss) from continuing operations per LP unit	$2.35	$2.96	$(7.84)
(Loss) income from discontinued operations per LP unit	(0.01)	0.01	7.04
	$2.34	$2.97	$(0.80)
Diluted weighted average LP units outstanding	84	79	71

(1)	Includes a charge of $25 allocated to the general partner relating to the sale of ACEP.

The effect of dilutive securities in computing diluted income (loss) per LP unit is as follows (in millions):

	Year Ended December 31,
	2010		2009
	Income	Units	Income	Units
Redemption of preferred LP units	$2	1	$6	4
Variable rate notes	—	—	—	—

As their effect would have been anti-dilutive, the following equivalent units have been excluded from the diluted weighted average LP nits outstanding for the periods indicated (in millions):

	Year Ended December 31,
	2010	2009	2008
Redemption of preferred LP units	—	—	2
Variable rate notes	5	5	5

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Segment and Geographic Reporting

As of December 31, 2010, our eight reportable segments are: (1) Investment Management; (2) Automotive; (3) Gaming; (4) Railcar; (5) Food Packaging; (6) Metals; (7) Real Estate and (8) Home Fashion. Our Investment Management segment provides investment advisory and certain administrative and back office services to the Private Funds, but does not provide such services to any other entities, individuals or accounts. Our Automotive segment consists of Federal-Mogul. Our Gaming segment consists of Tropicana. Our Railcar segment consists of ARI. Our Food Packaging segment consists of Viskase. Our Metals segment consists of PSC Metals. Our Real Estate segment consists of rental real estate, property development and the operation of resort properties. Our Home Fashion segment consists of WPI. In addition to our seven reportable segments, we present the results of the Holding Company which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company. See Note 4, “Operating Units,” for a detailed description of each of our operating businesses.

We assess and measure segment operating results based on net income from continuing operations as disclosed below. Certain terms of financings for our Automotive, Railcar, Food Packaging, Home Fashion and Real Estate segments impose restrictions on the segments’ ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions.

As described in Note 3, “Acquisitions — Acquisition of Controlling Interest in Tropicana Entertainment Inc.,” we consolidated the results of Tropicana effective November 15, 2010. Our management evaluates the aggregate performance of the Investment Management segment with all of its investments stated on a fair value basis, including its investment in Tropicana. Accordingly, although we are required to consolidate the results of Tropicana effective November 15, 2010 and separately report their results as part of our Gaming segment, the column representing our Investment Management segment’s results include the investment in Tropicana on a fair value basis with changes in fair value reflected in earnings. We eliminate the fair value effects of Tropicana in the column labeled “elimination.”

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Segment and Geographic Reporting  – (continued)

	Year Ended December 31, 2010
	Investment Management	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Elimination	Consolidated Results
Revenues:
Net sales	$—	$6,219	$—	$206	$316	$725	$39	$429	$—	$—	$7,934
Other revenues from operations	—	—	78	68	—	—	48	—	—	—	194
Net gain from investment activities	756	—	—	—	—	—	—	—	79	(21)	814
Interest and dividend income	178	5	—	4	—	—	3	—	5	(1)	194
Other income (loss), net	—	15	—	(8)	1	—	—	2	(27)	—	(17)
	934	6,239	78	270	317	725	90	431	57	(22)	9,119
Expenses:
Cost of goods sold	—	5,212	—	210	234	697	9	400	—	—	6,762
Other expenses from operations	—	—	72	55	—	—	23	—	—	—	150
Selling, general and administrative	88	704	6	26	46	23	41	75	28	—	1,037
Restructuring and impairment	—	10	—	—	—	—	1	17	—	—	28
Interest expense	4	141	1	21	21	—	8	1	192	—	389
	92	6,067	79	312	301	720	82	493	220	—	8,366
Income (loss) from continuing operations before income tax (expense) benefit	842	172	(1)	(42)	16	5	8	(62)	(163)	(22)	753
Income tax (expense) benefit	(2)	(12)	—	15	(2)	(1)	—	—	(7)	—	(9)
Net income (loss) from continuing operations	840	160	(1)	(27)	14	4	8	(62)	(170)	(22)	744
Less: net (income) loss attributable to non-controlling interests from continuing operations	(492)	(44)	2	12	(4)	—	—	20	(52)	14	(544)
Net income (loss) attributable to Icahn Enterprises from continuing operations	$348	$116	$1	$(15)	$10	$4	$8	$(42)	$(222)	$(8)	$200

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Segment and Geographic Reporting  – (continued)

	Year Ended December 31, 2009
	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
Revenues:
Net sales	$—	$5,330	$365	$299	$382	$45	$369	$—	$6,790
Other revenues from operations	—	—	58	—	—	46	—	—	104
Net gain from investment activities	1,379	—	24	—	—	—	—	3	1,406
Interest and dividend income	217	8	7	—	—	5	—	7	244
Other income (loss), net	—	59	(10)	(3)	2	—	13	—	61
	1,596	5,397	444	296	384	96	382	10	8,605
Expenses:
Cost of goods sold	—	4,538	329	220	403	16	338	—	5,844
Other expenses from operations	—	—	47	—	—	26	—	—	73
Selling, general and administrative	142	742	25	42	17	32	75	22	1,097
Restructuring and impairment	—	49	—	1	13	2	27	—	92
Interest expense	4	135	21	16	—	9	1	133	319
	146	5,464	422	279	433	85	441	155	7,425
Income (loss) from continuing operations before income tax (expense) benefit	1,450	(67)	22	17	(49)	11	(59)	(145)	1,180
Income tax (expense) benefit	(2)	39	(7)	(2)	19	—	—	(3)	44
Net income (loss) from continuing operations	1,448	(28)	15	15	(30)	11	(59)	(148)	1,224
Less: net (income) loss attributable to non-controlling interests from continuing operations	(979)	(1)	(7)	(4)	—	—	19	—	(972)
Net income (loss) attributable to Icahn Enterprises from continuing operations	$469	$(29)	$8	$11	$(30)	$11	$(40)	$(148)	$252

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Segment and Geographic Reporting  – (continued)

	Year Ended December 31, 2008
	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
Revenues:
Net sales	$—	$5,652	$758	$283	$1,239	$73	$425	$—	$8,430
Other revenues from operations	—	—	51	—	—	23	—	—	74
Net (loss) gain from investment activities	(3,025)	—	3	—	—	—	—	102	(2,920)
Interest and dividend income	242	19	8	—	—	9	2	51	331
Other income (loss), net	—	56	1	7	4	(2)	11	146	223
	(2,783)	5,727	821	290	1,243	103	438	299	6,138
Expenses:
Cost of goods sold	—	4,730	683	225	1,102	32	394	—	7,166
Other expenses from operations	—	—	41	—	—	10	—	—	51
Selling, general and administrative	53	709	27	40	34	36	89	34	1,022
Restructuring and impairment	—	566	—	—	—	4	37	—	607
Interest expense	12	166	20	15	1	7	2	135	358
	65	6,171	771	280	1,137	89	522	169	9,204
(Loss) income from continuing operations before income tax (expense) benefit	(2,848)	(444)	50	10	106	14	(84)	130	(3,066)
Income tax (expense) benefit	—	(9)	(19)	(10)	(40)	—	—	2	(76)
Net (loss) income from continuing operations	(2,848)	(453)	31	—	66	14	(84)	132	(3,142)
Less: net loss (income) attributable to non-controlling interests from continuing operations	2,513	103	(14)	—	—	—	29	—	2,631
Net (loss) income attributable to Icahn Enterprises from continuing operations	$(335)	$(350)	$17	$—	$66	$14	$(55)	$132	$(511)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Segment and Geographic Reporting  – (continued)

Condensed balance sheets by reportable segment as of December 31, 2010 and 2009 are presented below (in millions of dollars):

	December 31, 2010
	Investment Management	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$8	$1,105	$154	$319	$88	$17	$86	$32	$1,154	$—	$2,963
Cash held at consolidated affiliated partnerships and restricted cash	2,029	—	18	—	2	4	4	—	117	—	2,174
Investments	7,426	210	33	48	—	3	—	13	16	(279)	7,470
Accounts receivable, net	—	1,053	18	21	48	61	6	78	—	—	1,285
Inventories, net	—	847	—	50	55	87	—	124	—	—	1,163
Property, plant and equipment, net	—	1,802	421	181	109	115	700	124	3	—	3,455
Goodwill and intangible assets, net	—	1,915	79	7	17	8	97	5	—	—	2,128
Other assets	66	364	70	28	30	31	14	32	65	—	700
Total assets	$9,529	$7,296	$793	$654	$349	$326	$907	$408	$1,355	$(279)	$21,338
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$574	$1,887	$154	$64	$72	$58	$27	$58	$227	$—	$3,121
Securities sold, not yet purchased, at fair value	1,219	—	—	—	—	—	—	—	—	—	1,219
Due to brokers	1,323	—	—	—	—	—	—	—	—	—	1,323
Post-employment benefit liability	—	1,219	—	7	44	2	—	—	—	—	1,272
Debt	—	2,787	62	275	216	2	111	—	3,056	—	6,509
Total liabilities	3,116	5,893	216	346	332	62	138	58	3,283	—	13,444
Equity attributable to Icahn Enterprises	2,576	1,010	122	167	10	264	769	313	(1,948)	(100)	3,183
Equity attributable to non-controlling interests	3,837	393	455	141	7	—	—	37	20	(179)	4,711
Total equity	6,413	1,403	577	308	17	264	769	350	(1,928)	(279)	7,894
Total liabilities and equity	$9,529	$7,296	$793	$654	$349	$326	$907	$408	$1,355	$(279)	$21,338

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Segment and Geographic Reporting  – (continued)

Total capital expenditures and depreciation and amortization by reportable segment were as follows for the periods indicated:

	Capital Expenditures			Depreciation and Amortization
	2010(1)	2009	2008(2)	2010(1)	2009	2008(2)
Automotive	$251	$176	$276	$333	$327	$268
Gaming	6	—	—	5	—	—
Railcar	6	15	52	23	22	20
Food Packaging	20	24	12	14	15	15
Metals	21	12	38	18	13	16
Real Estate	1	1	468	23	25	9
Home Fashion	2	2	12	11	10	12
Holding Company	115	—	—	—	—	—
	$422	$230	$858	$427	$412	$340

(1)	Gaming results are for the period November 15, 2010 through December 31, 2010.
(2)	Automotive results are for the period March 1, 2008 through December 31, 2008.

The following table presents our segments’ geographic net sales from external customers, other revenues from operations and property, plant and equipment, net for the periods indicated:

	Net Sales			Other Revenues From Operations			Property, plant and equipment, net
	2010	2009	2008	2010	2009	2008	2010	2009
United States	$3,880	$3,355	$4,697	$188	$101	$71	$1,992	$1,526
Germany	1,068	893	1,133	—	—	—	384	422
Other	2,986	2,542	2,600	6	3	3	1,079	1,010
	$7,934	$6,790	$8,430	$194	$104	$74	$3,455	$2,958

18. Income Taxes

The difference between the book basis and the tax basis of our net assets, not directly subject to income taxes, is as follows (in millions of dollars):

	Year Ended December 31,
	2010	2009
Book basis of net assets	$3,183	$2,834
Book/tax basis difference	(1,017)	(467)
Tax basis of net assets	$2,166	$2,367

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Income Taxes  – (continued)

Our corporate subsidiaries recorded the following income tax (expense) benefit attributable to operations for our taxable subsidiaries (in millions of dollars):

	Year Ended December 31,
	2010	2009	2008
Continuing Operations
Current
Domestic	$17	$(14)	$(55)
International	(54)	(30)	(35)
Total current	(37)	(44)	(90)
Deferred
Domestic	(15)	49	44
International	43	39	(30)
Total deferred	28	88	14
	$(9)	$44	$(76)

	Year Ended December 31,
	2010	2009	2008
Discontinued Operations
Current	$—	$—	$—
Deferred	—	—	(4)
	$—	$—	$(4)

The tax effect of significant differences representing deferred tax assets (liabilities) (the difference between financial statement carrying value and the tax basis of assets and liabilities) is as follows (in millions of dollars):

	Year Ended December 31,
	2010	2009
Deferred tax assets:
Property, plant and equipment	$191	$10
Net operating loss	866	907
Tax credits	118	103
Postemployment benefits, including pensions	366	406
Reorganization costs	115	100
Other	127	62
Total deferred tax assets	1,783	1,588
Less: Valuation allowance	(1,402)	(1,125)
Net deferred tax assets	$381	$463
Deferred tax liabilities
Property, plant and equipment	$(188)	$(217)
Intangible assets	(266)	(320)
Investment in U.S. subsidiaries	(367)	(367)
Other	(18)	(50)
Total deferred tax liabilities	(839)	(954)
	$(458)	$(491)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Income Taxes  – (continued)

We recorded deferred tax assets and deferred tax liabilities of $143 million and $601 million as of December 31, 2010, respectively, and $121 million and $612 million, as of December 31, 2009, respectively. Deferred tax assets and deferred tax liabilities are included in other assets and accrued expenses and other liabilities, respectively, in our consolidated balance sheets.

We analyze all positive and negative evidence to consider whether it is more likely than not that all of the deferred tax assets will be realized. Projected future income, tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. As of December 31, 2010 we had a valuation allowance of $1.4 billion primarily related to tax loss and credit carryforwards, post-retirement benefits, and other deferred tax assets. The current and future provisions for income taxes may be significantly impacted by changes to valuation allowances. These allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. For fiscal 2010, the valuation allowance on deferred tax assets increased $277 million. The increase is attributable to a $240 million increase from our acquisition of a controlling interest in Tropicana, a $24 million increase in valuation allowance recorded by WPI and a $13 million increase in the valuation allowance recorded by our other business segments. For fiscal 2009, the valuation allowance on deferred tax assets increased by $94 million. The increase is primarily attributable to a $78 million increase in the valuation allowance recorded by Federal-Mogul and a $23 million increase in valuation allowance recorded by WPI, offset in part by a $7 million decrease in valuation allowance recorded by Viskase.

A reconciliation of the effective tax rate on continuing operations as shown in the consolidated statements of operations to the federal statutory rate is as follows:

	Years Ended December 31,
	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
Foreign Operations	3.0	3.1	(0.4)
Goodwill Impairment	—	—	(2.8)
Valuation allowance	(5.7)	(0.4)	(2.5)
Gain on settlement of liabilities subject to compromise	—	(0.2)	(0.9)
Income not subject to taxation	(30.0)	(38.8)	(31.1)
Other	(1.2)	(2.5)	0.2
	1.1%	(3.8)%	(2.5)%

Automotive

Federal-Mogul did not record taxes on its undistributed earnings from foreign subsidiaries of $659 million at December 31, 2010 since these earnings are considered to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, Federal-Mogul may be subject to U.S. income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

At December 31, 2010, Federal-Mogul had tax loss carryforwards totaling $1.5 billion, including $471 million in the United States with expiration dates from fiscal 2011 through fiscal 2030; $406 million in the United Kingdom with no expiration date; and $585 million in other jurisdictions with various expiration dates. At December 31, 2010, Federal-Mogul also had $99 million of tax credits in the United Kingdom with no expiration date.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Income Taxes  – (continued)

Home Fashion, Food Packaging and Other

At December 31, 2010, WPI had $570 million of federal net operating loss carryforwards with expiration dates from years 2025 through 2030. WPI evaluated all positive and negative evidence associated with its deferred tax assets and concluded that a valuation allowance on all its deferred tax assets should be established.

At December 31, 2010, Viskase had U.S. federal and state net operating loss carryforwards of $105 million which will begin expiring in the year 2023 and forward, and foreign net operating loss carryforwards of $4 million with an unlimited carryforward period. Viskase did not record taxes on its undistributed earnings from foreign subsidiaries of $42 million at December 31, 2010 since these earnings are considered to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, Viskase may be subject to U.S. income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

Tropicana has federal NOL carryforwards pursuant to the purchase of Adamar of New Jersey, Inc. (“Adamar”). Internal Revenue Code Section 382 (“Code 382”) places certain limitations on the annual amount of NOL carryforwards that can be utilized when a change of ownership occurs. Tropicana believes its purchase of Adamar was a change in ownership pursuant to Code 382. As a result of the annual limitation, the NOL carryforward amount available to be used in future periods is approximately $113 million and will begin to expire in the year 2027 and forward. As of December 31, 2010, Tropicana could not determine that it was more likely than not that it would utilize its NOL carryforwards before expiration and accordingly has established a full valuation allowance.

At December 31, 2010, Atlantic Coast had a federal net operating loss carryforward of $9 million, which will begin expiring in the year 2025 and forward.

At December 31, 2010, AREH Oil & Gas Corp had a federal net operating loss carryforward of $58 million, which will begin expiring in the year 2029 and forward.

Accounting for Uncertainty in Income Taxes

On March 1, 2008, approximately $252 million of unrecognized tax benefits were added pursuant to our acquisition of a controlling interest in Federal-Mogul, $92 million of which would have affected the annual effective tax rate.

A summary of the changes in the gross amounts of unrecognized tax benefits for the fiscal years ended December 31, 2010, 2009 and 2008 are as follows (in millions of dollars):

	Years Ended December 31,
	2010	2009	2008
Balance at January 1	$430	$467	$11
Addition from acquisition of controlling interest in Federal-Mogul	—	—	252
Addition based on tax positions related to the current year	7	20	41
Increase for tax positions of prior years	7	13	210
Decrease for tax positions of prior years	(9)	(45)	(18)
Decrease for statute of limitation expiration	(21)	(26)	(19)
Impact of currency translation and other	(7)	1	(10)
Balance at December 31	$407	$430	$467

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Income Taxes  – (continued)

At December 31, 2010, 2009 and 2008, we had unrecognized tax benefits of $407 million, $430 million and $467 million, respectively. Of these totals, $81 million, $94 million and $94 million represents the amount of unrecognized tax benefits that if recognized, would affect the annual effective tax rate in the respective periods. The total unrecognized tax benefits differ from the amount which would affect the effective tax rate primarily due to the impact of valuation allowances.

During the next 12 months, we believe that it is reasonably possible that unrecognized tax benefits of Federal-Mogul may decrease by approximately $327 million due to audit settlements or statute expirations, of which approximately $52 million, if recognized, could impact the effective tax rate. We do not anticipate any significant changes to the amount of our unrecognized tax benefits in our other business segments during the next 12 months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We recorded $18 million, $15 million and $11 million as of December 31, 2010, 2009 and 2008, respectively, in liabilities for tax related net interest and penalties in our consolidated balance sheets. Income tax expense related to interest and penalties was $3 million, $4 million and $3 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. We or certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. We and our subsidiaries are no longer subject to U.S. federal tax examinations for years before fiscal 2007 or state and local examinations for years before the fiscal year ended December 31, 2006, with limited exceptions. We, or our subsidiaries, are currently under various income tax examinations in several states and foreign jurisdictions, but are no longer subject to income tax examinations in Germany and Mexico for years prior to 2003, Belgium and Italy for years prior to 2006, and France and the United Kingdom for years prior to 2008.

On March 23, 2010, the Patient Protection and Affordable Care Act was enacted and, on March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010, was also enacted. The acts will reduce the tax deduction available to Federal-Mogul to the extent of receipt of Medicare Part D subsidy. Although this legislation does not take effect until 2012, Federal-Mogul is required to recognize the impact in its financial statements in the period in which it is signed. Due to the full valuation allowance recorded against deferred tax assets in the United States, this legislation did not impact Federal-Mogul’s 2010 effective tax rate. We believe that the provisions of these laws will not have an effect on our other segments.

19. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following (in millions):

	December 31,
	2010	2009
Post-employment benefits, net of tax	$(283)	$(347)
Hedge instruments, net of tax	(81)	(68)
Translation adjustments and other, net of tax	(233)	(242)
	$(597)	$(657)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Other (Loss) Income, Net

Other (loss) income, net consists of the following (in millions):

	Year Ended December 31,
	2010	2009	2008
Gain on acquisition	$16	$—	$—
(Loss) gain on extinguishment of debt	(40)	(6)	146
Gain on disposition of assets	1	8	12
Equity earnings from non-consolidated affiliates	25	12	18
Foreign currency translation (losses) gains	(26)	3	9
Other	7	44	38
	$(17)	$61	$223

21. Commitments and Contingencies

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

Total environmental liabilities, determined on an undiscounted basis, were $19 million and $22 million at December 31, 2010 and 2009, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.

Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment’s results of operations could be materially affected. At December 31, 2010, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, approximate $44 million.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Commitments and Contingencies  – (continued)

Asset Retirement Obligations

Federal-Mogul records ARO in accordance with FASB ASC Topic 410, Asset Retirement and Environmental Obligations. Federal-Mogul’s primary ARO activities relate to the removal of hazardous building materials at its facilities. Federal-Mogul records an ARO at fair value upon initial recognition when amounts can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. ARO fair values are determined based on Federal-Mogul’s determination of what a third party would charge to perform the remediation activities, generally using a present value technique. Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $25 million and $30 million as of December 31, 2010 and 2009, respectively, for ARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of these ARO amounts.

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

Tropicana

Trademark Litigation

Certain parties (the “Plaintiffs”), affiliated with the new owners of Tropicana Hotel & Casino, or Tropicana LV, filed a declaratory judgment action in the District Court, Clark County, Nevada, on July 20, 2009, against Aztar Corporation and Tropicana LLC originally seeking only a declaratory judgment that Tropicana LV had the right to operate a hotel and casino under the name “Tropicana” without any interference by or payment to Aztar Corporation or Tropicana LLC (together, the “Defendants”). The Plaintiffs’ complaint sought no damages or injunctive relief. On August 10, 2009, Defendants removed the action to the District of Nevada and filed an answer and counterclaim asserting Plaintiffs’ use of “Tropicana” infringes upon Defendants’ rights in three federally registered trademarks. The Plaintiffs filed a motion to remand the action to Nevada state court, which was granted on January 21, 2010. The parties are currently engaged in discovery.

During the course of proceedings, the Plaintiffs and Defendants each filed a motion for summary judgment claiming ownership of the “Tropicana” trademark. Both motions were denied, although the Nevada state court preliminarily found that the Plaintiffs might have an unexercised reversionary ownership interest in the trademark as a result of an agreement that is 30 years old. Nonetheless, because any exercise of this purported reversionary interest by Tropicana LV could potentially deprive Tropicana, as successor to Tropicana LLC, of its asserted ownership of the Tropicana trademark, the Defendants filed a motion in the Chapter 11 Cases for an order rejecting the 1980 trade name agreement. In addition, Tropicana, together with its subsidiary, New Tropicana Holdings, Inc., or New Tropicana, and certain affiliates of Icahn Capital, as secured lenders to Tropicana, filed a complaint in the Chapter 11 Cases against the Plaintiffs, seeking a declaration that, consistent with prior, uncontested orders of the Bankruptcy Court, New Tropicana is the owner of the “Tropicana” trademark, the Exit Facility lenders have a perfected security interest in that property, and the Nevada state court action, to the extent it seeks to assert ownership over the trademark or question the validity of the security interest, violates the automatic stay. The complaint also demands an injunction against any further efforts by the Plaintiffs to re-litigate the ownership issue, and seeks other remedies on behalf of the Exit Facility lenders. A motion by the Plaintiffs to dismiss the complaint is pending.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Commitments and Contingencies  – (continued)

If the Plaintiffs are successful in the Nevada State Court action, they would have rights to continued use of the “Tropicana” trademark in perpetuity in connection with the Las Vegas hotel and associated operations without control by Tropicana or payment of any royalty or license fee to Tropicana. Their continued use of the trademark without restriction could dilute the “Tropicana” brand and be detrimental to Tropicana’s future properties that utilize that brand. Furthermore, if the Plaintiffs are successful in the Nevada state court action and the defendants and Tropicana are not successful in the Bankruptcy Court proceeding, the Plaintiffs may establish ownership rights and Tropicana’s right to continued use of the “Tropicana” name, in a particular geographic area, on an exclusive basis, or at all, could be adversely affected.

WPI

Litigation

During fiscal 2010, there were developments in two lawsuits, one in the federal courts in New York and one in the Delaware state courts, challenging, among other matters, the status of our ownership interests in the common and preferred stock of WPI. We (through Aretex LLC) had acquired ownership of a majority of the WPI common stock through a July 2005 Sale Order entered by the United States Bankruptcy Court for the Southern District of New York. Under that Sale Order, WPI acquired substantially all of the assets of WestPoint Stevens, Inc. The losing bidders at the Bankruptcy Court auction that led to the Sale Order challenged the Sale Order. In November 2005, the United States District Court for the Southern District of New York modified portions of the Sale Order in a manner that could have reduced our ownership of WPI stock below 50%. In its March 26, 2010 decision, the Second Circuit held that we are entitled to own a majority of WPI’s common stock, and thus have control of WPI. The Second Circuit ordered the Bankruptcy Court’s Sale Order reinstated, to ensure that our percentage ownership of the common stock will be at least 50.5%. The Second Circuit ordered the District Court to remand the matter back to the Bankruptcy Court for further proceedings consistent with its ruling, and the District Court has done so. The Bankruptcy Court entered an Order on December 6, 2010 implementing the Second Circuit’s decision. As a result, after exercise of all subscription rights issued pursuant to the asset purchase agreement and the completion of the subscription rights offering, we (including our affiliates) will beneficially own between 13,197,193 and 23,698,806 shares of WPI common stock, which we expect will represent between 50.5% and 79% of WPI’s outstanding common stock, depending upon the extent to which the other holders of subscription rights exercise their subscription rights. The WestPoint Stevens, Inc. bankruptcy case remains open and the Bankruptcy Court retains jurisdiction over the parties.

There was also a proceeding in Delaware Chancery Court, brought by the same “losing bidders” who are parties to the case decided by the Second Circuit. After the ruling by the Second Circuit, the plaintiffs filed a modified third amended complaint in the Delaware case. In that complaint, the plaintiffs pled claims for breach of fiduciary duty (and aiding and abetting such alleged breach) against us, and against Icahn Enterprises Holdings, Carl C. Icahn and others, based on WPI’s not having proceeded with a Registration Statement. Plaintiffs also asserted a contractual claim against WPI relating to the Registration Statement alleging that because WPI did not proceed with the Registration Statement, plaintiffs were unable to sell their securities in WPI, and sought to recover the diminution in the value of those securities. Plaintiffs also asserted a claim for unjust enrichment against all defendants, including us, WPI, Icahn Enterprises Holdings, Carl C. Icahn and others, based on claims that defendants were beneficiaries of a stay order improperly entered by the Bankruptcy Court. On November 3, 2010, the Chancery Court dismissed the modified third amended complaint in its entirety. Plaintiffs appealed to the Delaware Supreme Court. On January 31, 2011, the plaintiffs filed their opening brief on the appeal. Among other things, plaintiffs argue that the Chancery Court erred in vacating its earlier granting of summary judgment in plaintiffs’ favor on a claim for breach of contract that had been asserted in the second amended complaint and in dismissing plaintiffs’ amended claim for breach of contract asserted in the modified third amended complaint. Both of the contract claims sought an unspecified amount of damages based on WPI’s not having proceeded with the registration of its securities. Plaintiffs also argue that the Chancery Court should not have dismissed claims for breach of fiduciary duty

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Commitments and Contingencies  – (continued)

asserted against us and certain of WPI’s officers, directors and shareholders (but not against WPI), also based on not having proceeded with the registration statement. Our brief on the appeal, which was filed on March 2, 2011, argues that the judgement dismissing the complaint is correct and should be affirmed. Plaintiff’s reply brief is due March 17, 2011. The Court has not yet scheduled oral argument.

Environmental Matters

WPI is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes used in or resulting from its operations and potential remediation obligations. WPI’s operations are also governed by U.S. federal, state, local and foreign laws, rules and regulations relating to employee safety and health which, among other things, establish exposure limitation for cotton dust, formaldehyde, asbestos and noise, and which regulate chemical, physical and ergonomic hazards in the workplace. WPI estimated its environmental reserves to be immaterial at December 31, 2010 and 2009.

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

PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy in all pending cases. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of December 31, 2010 and 2009. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.

Certain of PSC Metals’ facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals’ operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Commitments and Contingencies  – (continued)

contamination. PSC Metals has provided for the remediation of these sites based upon management’s judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $28 million and $27 million as of December 31, 2010 and 2009, respectively. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.

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

ARI

Environmental Matters

ARI is subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI’s actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI’s operations that involve hazardous materials also raise potential risks of liability under common law. Management believes that there are no current environmental issues identified that would have a material adverse effect on ARI. Certain real property ARI acquired from ACF in 1994 has been involved in investigation and remediation activities to address contamination. Substantially all of the issues identified relate to the use of this property prior to its transfer to ARI by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. As of the date of this Annual Report on Form 10-K, ARI does not believe it will incur material costs in connection with any investigation or remediation activities relating to these properties, but it cannot assure that this will be the case. If ACF fails to honor its obligations to ARI, ARI could be responsible for the cost of such remediation. ARI believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its operations or financial condition.

Other Matters

ARI was named the defendant in a wrongful death lawsuit, Nicole Lerma v. American Railcar Industries, Inc. The lawsuit was filed on August 17, 2007, in the Circuit Court of Greene County, Arkansas Civil Division. The court reached a verdict in favor of ARI on May 24, 2010. The plaintiff did not appeal the decision within the time frame allowed.

One of ARI’s joint ventures entered into a credit agreement in December 2007. Effective August 5, 2009, ARI and the other initial joint venture partner acquired this loan from the lender parties thereto, with each party acquiring a 50% interest in the loan. The total commitment under the term loan is $60 million with an additional $10 million commitment under the revolving loan. ARI is responsible to fund 50% of the loan commitments. The balance outstanding on these loans, due to ARI, was $35 million of principal and accrued interest as of December 31, 2010. ARI’s share of the remaining commitment on these loans was $3 million as of December 31, 2010.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Commitments and Contingencies  – (continued)

Investment Management

In connection with Tropicana’s completion of the Restructuring Transactions (see Note 3, “Acquisitions — Acquisition of Controlling Interest in Tropicana Entertainment Inc.”), Tropicana entered into the Exit Facility which consists of a (i) $130 million Term Loan Facility issued at a discount of 7%, which was funded on March 8, 2010, the Effective Date and (ii) $20 million Revolving Facility. Each of the Investment Funds is a lender under the Exit Facility and, in the aggregate, hold over 50% of the loans under the Term Loan Facility and are obligated to provide 100% of any amounts borrowed by Tropicana under the Revolving Facility. As of December 31, 2010, Tropicana has not borrowed any amounts under the Revolving Facility.

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

Leases

Future minimum lease payments under operating leases with initial terms of one or more years consist of the following at December 31, 2010 (in millions of dollars):

Year	Operating Leases
2011	$58
2012	49
2013	41
2014	35
2015	28
Thereafter	111
$322

22. Subsequent Events

Investment Management

As more fully described in a letter to our investors in the Private Funds filed with the SEC on Form 8-K on March 7, 2011, we have determined to return all fee-paying capital to our investors. Payments will be funded through cash on hand and borrowings under existing credit lines, not through the sale of securities held by the Private Funds.

Declaration of Distribution on Depositary Units

On March 2, 2011, the board of directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the first quarter of fiscal 2011. The distribution will be paid on March 30, 2011 to depositary unitholders of record at the close of business on March 15, 2011. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. Quarterly Financial Data (Unaudited) (In Millions of Dollars, Except per Unit Data)

	For the Three Months Ended(1)
	March 31,		June 30,		September 30,		December 31,
	2010	2009	2010	2009	2010	2009	2010(2)	2009
Net sales	$1,870	$1,621	$2,047	$1,635	$1,967	$1,758	$2,050	$1,776
Gross margin	295	180	324	240	275	262	278	264
Total revenues	1,915	1,992	1,891	2,407	2,825	2,343	2,488	1,863
Net (loss) income	(50)	132	(222)	639	765	471	250	(17)
Net (income) loss attributable to non-controlling interests	(15)	(128)	106	(505)	(467)	(355)	(168)	16
Net (loss) income attributable to Icahn Enterprises	(65)	4	(116)	134	298	116	82	(1)
Basic (loss) income per LP unit	(0.80)	0.01	(1.35)	1.70	3.48	1.44	0.94	(0.09)
Diluted (loss) income per LP unit	(0.80)	0.01	(1.35)	1.59	3.35	1.39	0.94	(0.09)

(1)	Net income (loss) per LP unit is computed separately for each period and therefore, the sum of such quarterly LP per unit amounts may differ from the total for the year.
(2)	We consolidated the results of Tropicana effective November 15, 2010.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2010, our management, including our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for an assessment of the effectiveness of internal control over financial reporting; as such items are defined in Rule 13a-15f under the Exchange Act.

Our internal control over financial reporting is designed to provide reasonable assurance that our financial reporting and preparation of financial statements is reliable and in accordance with generally accepted accounting principles. Our policies and procedures are designed to provide reasonable assurance that transactions are recorded and records maintained in reasonable detail as necessary to accurately and fairly reflect transactions and that all transactions are properly authorized by management in order to prevent or timely detect unauthorized transactions or misappropriation of assets that could have a material effect on our financial statements.

Management is required to base its assessment on the effectiveness of our internal control over financial reporting on a suitable, recognized control framework. Management has utilized the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of internal control over financial reporting, which is a suitable framework as published by the Public Company Accounting Oversight Board (“PCAOB”).

Our management has performed an assessment according to the guidelines established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2010, is effective.

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

Changes in Internal Control Over Financial Reporting

We made no change in our internal control over financial reporting during the fourth quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Partners of
Icahn Enterprises L.P.

We have audited Icahn Enterprises L.P. and Subsidiaries’ (the “Partnership”) (a Delaware limited partnership) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We did not audit the internal control over financial reporting of Federal-Mogul Corporation, a subsidiary, whose consolidated financial statements reflect total assets and revenues of $7.3 billion and $6.2 billion, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010. Federal-Mogul Corporation’s internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to Federal-Mogul Corporation’s internal control over financial reporting in relation to the Partnership taken as a whole, is based solely on the report of the other auditors.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, based on our audit and the report of other auditors, Icahn Enterprises L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Icahn Enterprises L.P. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010 and our report thereon dated March 7, 2011, expressed an unqualified opinion.

/s/ Grant Thornton

New York, New York
March 7, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of
Federal-Mogul Corporation

We have audited Federal-Mogul Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Federal-Mogul Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting included as Item 8. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Federal-Mogul Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federal-Mogul Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 23, 2011

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, offices held and ages of the directors and executive officers of Icahn Enterprises G.P., Inc., or Icahn Enterprises GP, as of March 7, 2011 are as follows:

Name	Age	Position
Carl C. Icahn	75	Chairman of the Board
William A. Leidesdorf	65	Director
Vincent J. Intrieri	54	Director
James L. Nelson	61	Director
Jack G. Wasserman	74	Director
Daniel A. Ninivaggi	46	President and Principal Executive Officer
Dominick Ragone	48	Chief Financial Officer and Principal Accounting Officer

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

Carl C. Icahn has served as Chairman of the Board of Icahn Enterprises GP since 1990. As discussed elsewhere in this Annual Report on Form 10-K in further detail, on August 8, 2007, we acquired the general partnership interests in the General Partners and Icahn Capital Management LP, or Icahn Capital Management. From August 8, 2007 until December 31, 2007, Mr. Icahn served as Chief Executive Officer of Icahn Capital Management and, commencing January 1, 2008, Mr. Icahn serves as Chief Executive Officer of Icahn Capital LP. Mr. Icahn also serves as Chief Executive Officer of the General Partners. Prior to January 1, 2008, the General Partners and Icahn Capital Management provided investment advisory and certain management services to the Private Funds. Effective January 1, 2008, in addition to providing investment advisory services to the Private Funds, the General Partners provide or cause their affiliates to provide certain administrative and back office services to the Private Funds that had been previously provided by Icahn Capital Management. The investment strategy of the General Partners is set and led by Mr. Icahn. See Part I, Item 1, “Business — Investment Management,” in this Annual Report on Form 10-K, for a further description of our Investment Management business. Prior to the acquisition of the general partnership interests on August 8, 2007, Mr. Icahn managed these private investment funds through his entities, CCI Onshore Corp. and CCI Offshore Corp. In addition, from September 2004 to February 2005, Mr. Icahn served as the sole member of the predecessors of CCI Onshore Corp. and CCI Offshore Corp. (CCI Onshore LLC and CCI Offshore LLC, respectively). Mr. Icahn has served as a director of West Point International Inc., or WPI, our Home Fashion segment, since October 2005. Since 1984, Mr. Icahn has also served as Chairman of the Board and a director of Starfire Holding Corporation, or Starfire, a privately held holding company. Mr. Icahn was also Chairman of the Board and president of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, from 1968 to 2005. From 1994, Mr. Icahn has served as chairman of the board and as a director of American Railcar Industries, Inc., or ARI. On January 12, 2010, we acquired an approximate 54.3% controlling interest in ARI from affiliates of Mr. Icahn that currently constitutes our Railcar segment. From October 1998 through May 2004, Mr. Icahn was the president and a director of Stratosphere Corporation, the owner and operator of the Stratosphere Hotel and Casino in Las Vegas, which was sold as part of the sale of our membership interest in American Casino & Entertainment Properties LLC. From September 2000 to February 2007, Mr. Icahn served as the chairman of the board of GB Holdings, Inc., which owned an interest in Atlantic Coast Entertainment Holdings, Inc., or Atlantic Coast, the owner and operator of The Sands Hotel and Casino in Atlantic City until November 2006. Mr. Icahn has been chairman of the board and a director of XO Holdings, Inc., a telecommunications services provider, since February 2006, and of its predecessor from January 2003 to February 2006. From July 1993 to July 2010, Mr. Icahn served as a director of Cadus Corporation, a company engaged in the ownership and licensing of yeast-based drug discovery technologies. From May 2005 through January 2010, Mr. Icahn was a director of Blockbuster Inc., a provider of in-home movie rental and game entertainment. From September 2006 through

November 21, 2008, Mr. Icahn was a director of ImClone Systems Incorporated, a biopharmaceutical company, or ImClone, and from October 2006 through November 21, 2008, he was the chairman of the board of ImClone. From August 2007 to September 2009, Mr. Icahn was a director of WCI Communities, Inc., or WCI, a homebuilding company and, from September 2007 through September 3, 2009, was the chairman of the board of WCI. In December 2007, Mr. Icahn became a director of Federal-Mogul Corporation, or Federal-Mogul, one of our majority-owned subsidiaries which constitutes our Automotive segment, and, since January 2008, has been the chairman of the board of Federal-Mogul. From April 2008 through January 21, 2010 Mr. Icahn was a director of Motricity, Inc., a company that provides mobile content services and solutions. From August 2008 to October 23, 2009, Mr. Icahn was a director of Yahoo! Inc., an Internet service provider. Since March 2010, Mr. Icahn has served as chairman of the board and a director of Tropicana Entertainment Inc., one of our majority-owned subsidiaries that constitutes our Gaming segment.

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

William A. Leidesdorf has served as a director of Icahn Enterprises GP since March 1991 and is a member of our audit committee. Since December 2003, Mr. Leidesdorf has served as a director and member of the audit committee of American Entertainment Properties Corp. From May 2005 until November 15, 2007, Mr. Leidesdorf served as a director and member of the audit committee of Atlantic Coast Entertainment Holdings, Inc. Mr. Leidesdorf was a director of Renco Steel Group, Inc. and was a director, during its bankruptcy, of its subsidiary, WCI Steel, Inc., a steel producer which filed for Chapter 11 bankruptcy protection in September 2003. From 1996 through 2002, Mr. Leidesdorf was a director of the Simpson Housing Limited Partnership, a privately held real estate investment trust. Since October 2008, Mr. Leidesdorf has been the owner and managing director of Renaissance Hamptons Mayfair, LLC, a company primarily engaged in acquiring multifamily residential properties. Previously, from June 1997 through October 2008, Mr. Leidesdorf was an owner and a managing director of Renaissance Housing, LLC, a company primarily engaged in the acquisition of multifamily housing properties, many of which were subject to various federal and state regulatory requirements. From April 1995 through December 1997, Mr. Leidesdorf acted as an independent real estate investment banker. Mr. Leidesdorf is also a principal in Bedrock Investment Management Group, LLC, a company engaged in the acquisition of troubled residential subdivisions.

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

Vincent J. Intrieri has served as a Director of Icahn Enterprises GP since July 2006. As discussed elsewhere in further detail, (see Item 1, “Business — Investment Management”), on August 8, 2007, we acquired the general partnership interests in the General Partners and Icahn Capital Management. From August 8, 2007 until December 31, 2007, Mr. Intrieri served as a Senior Managing Director of Icahn Capital Management L.P. and, since January 1, 2008, Mr. Intrieri has served as a Senior Managing Director of Icahn Capital. Since November 2004 and continuing after our acquisition of the partnership interests, Mr. Intrieri has been a Senior Managing Director of the General Partners. Since November 2005, Mr. Intrieri has been a director of WPI. Mr. Intrieri also serves on the board of directors of Federal-Mogul, which comprises our Automotive segment. Since December 2007, Mr. Intrieri has been chairman of the board and a director of PSC Metals, Inc., which comprises our Metals segment, and, since December 2006, he has been a director of National Energy Group, Inc., or NEGI. Since January 1, 2005, Mr. Intrieri has been Senior Managing Director of Icahn Associates Corp. and High River Limited Partnership, entities primarily engaged in the business of holding and investing in securities. From April 2005 through September 2008, Mr. Intrieri served as the President and Chief Executive Officer of Philip Services Corporation, an industrial services company. Since August 2005, Mr. Intrieri has served as a director of ARI. From March 2005 to

December 2005, Mr. Intrieri was a Senior Vice President, the Treasurer and the Secretary of ARI. Since April 2003, Mr. Intrieri has been chairman of the board of directors and a director of Viskase Companies, Inc., or Viskase, a producer of cellulosic and plastic casings used in preparing and packaging processed meat products. On January 12, 2010, we acquired an approximate 71.4% controlling interest in Viskase from affiliates of Mr. Icahn that currently constitutes our Food Packaging segment. From November 2006 to November 2008, Mr. Intrieri served on the board of directors of Lear Corporation, a global supplier of automotive seating and electrical power management systems and components. From August 2008 through September 2009, Mr. Intrieri was a director of WCI. Mr. Intrieri also serves on the board of directors of XO Holdings, Inc., a telecommunications company. Since January 4, 2011, Mr. Intrieri has been a director of Motorola Solutions, Inc., a provider of communication products and services. With respect to each company mentioned above, Mr. Icahn, directly or indirectly, either (i) controls such company or (ii) has an interest in such company through the ownership of securities. Mr. Intrieri is a certified public accountant.

Mr. Intrieri brings to his service as a director his significant experience and leadership role as director of various companies as discussed above, including certain of our subsidiaries. In particular, his experience as a director in Icahn Capital, WPI, PSC Metals, Inc., Philip Services Corporation, Federal-Mogul, ARI and Viskase enables him to understand the complex business and financial issues that we may face.

James L. Nelson has served as a director of Icahn Enterprises GP since June 2001 and is a member of our audit committee. Since December 2003, Mr. Nelson has served as a director and member of the audit committee of American Entertainment Properties Corp. From May 2005 until November 15, 2007, Mr. Nelson served as a director and member of the audit committee of Atlantic Coast Entertainment Holdings, Inc. From 1986 until 2009, Mr. Nelson was Chairman and Chief Executive Officer of Eaglescliff Corporation, a specialty investment banking, consulting and wealth management company. From March 1998 through 2003, Mr. Nelson was Chairman and Chief Executive Officer of Orbit Aviation, Inc., a company engaged in the acquisition and completion of Boeing Business Jets for private and corporate clients. From August 1995 until July 1999, Mr. Nelson was Chief Executive Officer and Co-Chairman of Orbitex Management, Inc., a financial services company in the mutual fund sector. From August 1995 until March 2001, he was on the Board of Orbitex Financial Services Group. From April 2003 through April 2010, Mr. Nelson served as a director and Chairman of the audit committee of Viskase Companies, Inc. From January 2008 through June 2008, Mr. Nelson served as a director and member of the audit committee of Shuffle Master, Inc., a gaming manufacturing company. From March 2008 until March 2010, Mr. Nelson was a director and served on the audit committee of Pacific Energy Resources Ltd., an energy producer. Since April 2008, Mr. Nelson has served as a director and currently serves as Chairman of the audit committee of the board of directors of Cequel Communications, an owner and operator of a large cable television system. Since March 2010, Mr. Nelson has served as a director and member of the audit committee of Tropicana Entertainment Inc., one of our majority-owned subsidiaries which constitutes our Gaming segment. Since April 2010, Mr. Nelson has served as a director and member of the audit committee of Take Two Interactive Software, Inc. a publisher, developer, and distributor of video games and video game peripherals, a company in which Mr. Icahn has an interest through the ownership of securities.

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

Daniel A. Ninivaggi has served as President of Icahn Enterprises and its general partner, Icahn Enterprises GP, since April 5, 2010, and as our Principal Executive Officer, or chief executive, since August 4, 2010. From 2003 until July 2009, Mr. Ninivaggi served in a variety of executive positions at Lear Corporation, a global supplier of automotive seating and electrical power management systems and components, including as General Counsel from 2003 through 2007, as Senior Vice President from 2004 until 2006, and most recently as Executive Vice President and Chief Administrative Officer from 2006. Lear Corporation filed for bankruptcy in July 2009. Prior to joining Lear Corporation, from 1998 to 2003, Mr. Ninivaggi was a partner with the law firm of Winston & Strawn LLP, specializing in corporate finance, mergers and acquisitions, and corporate governance. Mr. Ninivaggi also served as Of Counsel to Winston & Strawn LLP from July 2009 to March 2010. Since December 2009, Mr. Ninivaggi has also served as a director of CIT Group Inc., a bank holding company. Mr. Ninivaggi also serves as a director of Federal-Mogul, one of our majority-owned subsidiaries, which constitutes our Automotive segment, and XO Holdings, Inc. Since December 2010, Mr. Ninivaggi has served as a director of Motorola Mobility Holdings, Inc., a provider of mobile communication devices, video and data delivery solutions. Since January 6, 2011, Mr. Ninivaggi has also served as the Interim President and Interim Chief Executive Officer and a director of Tropicana Entertainment Inc.

Dominick Ragone has served as Chief Financial Officer of Icahn Enterprises GP since July 28, 2008. Prior to his appointment as Chief Financial Officer, from May 2007 to June 2008, Mr. Ragone was the Assistant Controller for Bear Stearns. Mr. Ragone also held positions as a Managing Director for Morgan Stanley from 2004 to 2007 and as a Partner of PricewaterhouseCoopers LLP from 1988 to 2004. During his tenure at PricewaterhouseCoopers LLP, Mr. Ragone served as a Professional Accounting Fellow with the Securities and Exchange Commission’s Office of the Chief Accountant from 1999 to 2001.

Audit Committee

James L. Nelson, William A. Leidesdorf and Jack G. Wasserman serve on our audit committee. We believe that the audit committee members are “independent” as defined in the currently applicable listing standards of the New York Stock Exchange, or NYSE. A copy of the audit committee charter is available on our website at http://www.ielp.com/files/pdf/audit_committee_charter20100114.pdf or may be obtained without charge by writing to Icahn Enterprises L.P., 767 Fifth Avenue, Suite 4700, New York, NY 10153, Attention: Investor Relations.

Our audit committee has quarterly, in-person meetings with management, our chief internal auditor and representatives of our independent auditor. The audit committee also holds separate meetings with the independent auditors and with management, including our chief internal auditor. Following these meetings, the committee meets in executive session. In addition, the audit committee, with certain exceptions, has regularly scheduled monthly meetings by telephone at which our senior management and representatives of our independent auditor participate.

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

Our board of directors has determined that we do not have an “audit committee financial expert,” within the meaning of Item 401(h) of Regulation S-K, serving on our audit committee. We believe that each member of the audit committee is financially literate and possesses sufficient experience, both professionally and by virtue of his service as a director and member of the audit committee of Icahn Enterprises GP, to be fully capable of discharging his duties as a member of our audit committee. However, none of the members of our audit committee has a professional background in accounting or preparing, auditing, analyzing or evaluating financial statements. If our audit committee determines that it requires additional financial expertise, it will either engage professional advisors or seek to recruit a member who would qualify as an “audit committee financial expert” within the meaning of Item 401(h) of Regulation S-K.

Jack G. Wasserman has been chosen to preside and currently presides at executive sessions of our non-management directors.

Interested parties may directly communicate with the presiding director of the audit committee or with the non-management directors of the audit committee as a group by directing all inquiries to our ethics hotline at (877) 888-0002.

Audit Committee Report

The audit committee has confirmed that: (1) the audit committee reviewed and discussed our 2010 audited financial statements with management; (2) the audit committee has discussed with our independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU§380); (3) the audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1; and (4) based on the review and discussions referred to in clauses (1), (2) and (3) above, the audit committee recommended to the board of directors that our 2010 audited financial statements be included in this Annual Report on Form 10-K.

This report is provided by the following independent directors, who constitute the audit committee:

William A. Leidesdorf
James L. Nelson
Jack G. Wasserman

Code of Ethics

On October 25, 2004, Icahn Enterprises GP’s board of directors adopted a Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available on our website at http://www.ielp.com/files/pdf/code_of_ethics20100114.pdf and may be obtained without charge by writing to Icahn Enterprises L.P., 767 Fifth Avenue, Suite 4700, New York, NY 10153, Attention: Investor Relations.

Corporate Governance Guidelines

On October 25, 2004, Icahn Enterprises GP’s board of directors adopted Corporate Governance Guidelines for Icahn Enterprises and its subsidiaries. A copy of the Corporate Governance Guidelines is available on our website at http://www.ielp.com/files/pdf/corporate_governance20100114.pdf and may be obtained without charge by writing to Icahn Enterprises L.P., 767 Fifth Avenue, Suite 4700, New York, NY 10153, Attention: Investor Relations.

In March 2010, our Principal Executive Officer submitted to the NYSE a certification under Section 303A.12(a) of the NYSE Corporate Governance rules certifying that he was not aware of any violations by us of the NYSE corporate governance listing standards.

Board Leadership Structure

Our leadership structure includes the positions of chairman of the board, or Chairman, and Principal Executive Officer. Mr. Icahn serves as our Chairman and Daniel A. Ninivaggi serves as our Principal Executive Officer.

The Chairman is responsible for organizing the board of directors and setting its agenda and priorities. The Chairman does not participate in our day-to-day business operations, other than our Investment Management segment. The Principal Executive Officer is accountable directly to the board of directors, including the Chairman, and has day-to-day responsibility, together with our Chairman, for general oversight of our business segments, the management teams of which are responsible for their day-to-day operations. We believe that this leadership structure is appropriate for our holding company structure as it enhances our corporate governance and company oversight by separating responsibilities between the Principal Executive Officer and Chairman.

Board of Directors Role in Risk Oversight

In connection with its oversight responsibilities the Board, including the Audit Committee, periodically assesses the significant risks that we face. These risks include financial, technological, competitive, macroeconomic and operational risks. The Board administers its risk oversight responsibilities through its Principal Executive Officer and its Chief Financial Officer, who, together with management representatives of the relevant functional areas (e.g. chief auditor, operational management, human resources, etc.) and the relevant management representatives of each of our operating subsidiaries, review and assess the operations of the businesses as well as management’s identification, assessment and mitigation of the material risks affecting our operations.

Section 16(a) Beneficial Ownership Reporting Compliance

To the best of our knowledge, no director, executive officer or beneficial owner of more than 10% of Icahn Enterprises’ depositary units failed to file on a timely basis reports required by §16(a) of the Exchange Act, during the fiscal year ended December 31, 2010.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The following section provides an overview and analysis of our compensation programs, the compensation decisions we have made under those programs, and the factors we considered in making those decisions. Later in this section, under the heading “Additional Information Regarding Executive Compensation,” we provide a table containing specific information about the compensation earned by the following individuals in fiscal 2010, whom we refer to as our named executive officers:

•	Carl C. Icahn, Chairman of the Board(1)
•	Daniel A. Ninivaggi, President and Principal Executive Officer(2)
•	Keith A. Meister, former Principal Executive Officer and Vice Chairman(2)
•	Dominick Ragone, Chief Financial Officer and Principal Accounting Officer.

The discussion below is intended to help you understand the detailed information provided in the table and put that information into context within our overall compensation program.

(1)	In addition, Mr. Icahn serves as Chief Executive Officer of our subsidiary, Icahn Capital, and of the General Partners.
(2)	Mr. Meister voluntarily terminated his employment with us on August 4, 2010. As referenced in Item 10. Directors, Executive Officers and Corporate Governance, on August 4, 2010, Mr. Ninivaggi was appointed to serve as Principal Executive Officer.

Overview of Compensation Program

Throughout this narrative discussion and in the accompanying table, we refer to our named executive officers. The key compensation package provided to our named executive officers consists of (i) base salary, (ii) incentive compensation and (iii) other benefits. The key compensation provided to our named executive officers for fiscal 2010 consisted of salary and, in the case of Messrs. Ninivaggi and Ragone, bonuses pursuant to employment agreements. In addition, for fiscal 2010, Mr. Ninivaggi received certain options to purchase our depositary units pursuant to the Option Agreements (as defined herein). See “Employment Agreements —  Ninivaggi Employment Agreement.” The key compensation provided to Mr. Meister for fiscal 2010 consisted of certain Target Special Profits Interest Amounts (as fully described below). See “Additional Information Regarding Executive Compensation — Summary Compensation Table” for the compensation received by each of our named executive officers for fiscal 2010. Executive compensation levels and bonuses are established based upon the recommendation of our chairman, which are discussed with members of the board. The board of directors does not delegate the authority to establish executive officer compensation to any other person and has not retained any compensation consultants to determine or recommend the amount or form of executive and director compensation.

Compensation Philosophy and Objectives

Our executive compensation philosophy is designed to support our key business objectives while maximizing value to our unitholders. The objectives of our compensation structure are to attract and retain valuable employees, assure fair and internally equitable pay levels and provide a mix of base salary and variable bonuses that provides motivation and rewards performance. At the same time, we seek to optimize and manage compensation costs.

The primary components of our executive compensation are base salary and, except as otherwise indicated, annual bonus, payable in cash. For fiscal 2010, Mr. Meister was only eligible to receive certain target special profit interest amounts and Incentive Allocations, to the extent available, pursuant to the 2010 Meister Employment Agreement (as defined herein). In addition, on February 11, 2010, we entered into Option Agreements with Mr. Ninivaggi pursuant to which he received an option award (as discussed below). The purpose of Mr. Ninivaggi’s option grant was to further align his interests with the interests of the unitholders. Except for the Option Agreements, we generally do not pay compensation in options, units or other equity-based awards. For further descriptions, see “Additional Information Regarding Executive Compensation — Employment Agreements” and “Compensation Components for Fiscal 2010 — Option Awards.” Base salary is paid for ongoing performance throughout the year and is determined based on job function and each executive’s contribution to our performance and achievement of our overall business objectives. Our annual bonuses are intended to reward particular achievement during the year, motivate future performance and attract and retain highly qualified key employees.

Determination of Appropriate Pay Levels

We compete with many other companies for experienced and talented executives. Market information in general regarding pay practices at peer companies (as provided in the public reports filed by such companies with the Securities and Exchange Commission) may be reviewed and considered in assessing the reasonableness of compensation and ensuring that compensation levels remain competitive in the marketplace. As described elsewhere in this report, each of our named executive officers has entered into employment agreements with us. For a further description of these agreements, see “Additional Information Regarding Executive Compensation — Employment Agreements.”

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

Allocation of Compensation

There is no pre-established policy or target for the allocation of compensation, other than the employment agreements with our named executive officers and, in the case of Mr. Ninivaggi, the Option Agreements. The board of directors reviews the factors described above, as well as the overall compensation philosophy, to determine the appropriate level and mix of compensation. As we are a limited partnership and a controlled entity, under NYSE rules we are not required to (and do not) maintain a compensation committee. In fiscal 2010, except for the option awards granted to Mr. Ninivaggi pursuant to the Option Agreements, the total compensation granted to named executive officers was in the form of cash compensation.

Compensation Components for Fiscal 2010

Base Salary

Base salaries for executive officers are determined based on job performance, job responsibilities and teamwork. In addition, we have also entered into employment contracts with Mr. Icahn (referred to as the Icahn Employment Agreement), Daniel A. Ninivaggi (referred to as the Ninivaggi Employment Agreement) and Dominick Ragone (referred to as the Ragone Employment Agreement and, commencing January 1, 2011, the New Ragone Employment Agreement).

During fiscal 2010, pursuant to the Icahn Employment Agreement by and among us, Icahn Capital Management, Mr. Icahn and the other parties referred to therein, Mr. Icahn served as Chairman of the Board of Icahn Enterprises GP and as Chairman and Chief Executive Officer of Icahn Capital and Chief Executive Officer of the General Partners. Pursuant to the Icahn Employment Agreement, Mr. Icahn is entitled to receive an annual base salary of $900,000. For fiscal 2009 and fiscal 2010, Mr. Icahn voluntarily reduced his annual base salary to $400,000.

Keith A. Meister voluntarily terminated his employment with us effective August 4, 2010. As described further herein, pursuant to the terms of the 2010 Meister Employment Agreement, upon his voluntary termination of employment, Mr. Meister received no payment or compensation other than any payment that was past due but not paid as of the date of such cessation of employment.

Prior to Mr. Meister’s termination, we entered into a new employment contract with Mr. Meister effective January 1, 2010 (referred to as the 2010 Meister Employment Agreement), that largely terminated the June 2009 Meister Employment Agreement (as defined herein). For purposes of reference herein, the 2010 Meister Employment Agreement, the June 2009 Meister Employment Agreement and the Former Meister Employment Agreement (as defined herein) are collectively referred to as the Meister Employment Agreement. For a further description of these agreements, see “Additional Information Regarding Executive Compensation — Employment Agreements.”

Mr. Meister served as Principal Executive Officer of Icahn Enterprises GP and Senior Managing Director of Icahn Capital and was compensated in such capacities as described below. Since fiscal 2007, Mr. Meister received no compensation from us as Principal Executive Officer and was entitled to an annual fee of $100,000 for serving as the Vice Chairman of the board of directors of Icahn Enterprises GP for fiscal 2008 and fiscal 2009, which amounts are reported under “All Other Compensation” in the Salary Compensation Table for the applicable years. For fiscal 2010, pursuant to the 2010 Meister Employment Agreement, Mr. Meister was entitled to receive a Target Special Profits Interest Amount of $1,825,174, which was treated as and reported under “Salary” in the Summary Compensation Table in this Annual Report on Form 10-K. In fiscal 2008 and fiscal 2009, Mr. Meister was also eligible to receive certain special profits interest allocations and incentive allocations. For fiscal 2008, Mr. Meister did not receive either of such allocations because the General Partners did not receive such allocations during fiscal 2008.

Pursuant to the Ninivaggi Employment Agreement by and between us and Mr. Ninivaggi, Mr. Ninivaggi was entitled to a base salary at the per annum rate of $650,000 for fiscal 2010 (prorated from April 5, 2010).

Pursuant to the Ragone Employment Agreement by and between Icahn Enterprises Holdings L.P., or Icahn Enterprises Holdings, and Mr. Ragone, Mr. Ragone was entitled to a base salary of $300,000 for fiscal 2010.

Generally, total compensation is used in determining the amount of contributions permitted under our 401(k) Plan.

See “Additional Information Regarding Executive Compensation — Summary Compensation Table” for detailed information on the compensation received by each of our named executive officers for fiscal 2010.

Bonus

Mr. Icahn is eligible to receive a discretionary annual bonus, as determined pursuant to the terms of his employment agreement. Pursuant to the Ninivaggi Employment Agreement, for fiscal 2010, Mr. Ninivaggi received a bonus of $550,000 and is entitled to receive a bonus for each of the fiscal years ending December 31, 2011, or fiscal 2011, and 2012, or fiscal 2012, of not less than $450,000 and not more than $650,000. For fiscal 2010, Mr. Ragone received a bonus of $495,925, representing a $300,000 discretionary bonus and an additional special bonus pursuant to the Ragone Employment Agreement in the amount of $195,925. Mr. Ragone will be eligible for future discretionary annual bonuses as well as additional special bonus payments of $193,925 in fiscal 2011, as determined pursuant to the terms of the New Ragone Employment Agreement. For a further description of the employment agreements, including salary and bonuses, see “Additional Information Regarding Executive Compensation — Employment Agreements.”

Option Awards

For fiscal 2010, Mr. Ninivaggi was our only named executive officer eligible to receive option awards pursuant to the Option Agreements. Pursuant to the terms of the Option Agreements and the Ninivaggi Employment Agreement, Mr. Ninivaggi was granted Class A options to purchase 100,000 of our depositary units with an exercise price of $45.60 per depositary unit, and Class B options to purchase 100,000 of our depositary units with an exercise price of $55.60 per depositary unit. Each of the Class A options and the Class B options (collectively, referred to as the options) will vest as to 33,334 options, on December 31, 2010; 33,333 options on December 31, 2011 and the balance of 33,333 options on December 31, 2012. The options will expire on December 31, 2014 except as otherwise set forth in the Ninivaggi Employment Agreement or the Option Agreements.

401(k) Plan and Other Benefits

For fiscal 2010, Mr. Ragone was our only named executive officer participating in our qualified 401(k) Retirement Savings Plan, or the 401(k) Plan, and he received matching contributions for fiscal 2010. The matching contributions for Mr. Ragone in fiscal 2010 are disclosed in our Summary Compensation Table under “All Other Compensation” and in the related footnote. None of our other named executive officers participated in the 401(k) Plan for fiscal 2010. All of our named executive officers are entitled to receive medical, dental and paid time-off benefits that are offered to all of our employees and are designed to enable us to attract and retain our workforce in a competitive environment. Retirement savings plans help employees save and prepare financially for retirement. Health and paid time-off benefits help ensure that we have a productive and focused workforce.

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

Perquisites

The total value of all perquisites and personal benefits (exclusive of 401(k) matching contributions) provided to each of our named executive officers for fiscal 2010, fiscal 2009 and fiscal 2008 was less than $10,000 per person, except for Mr. Icahn, for whom perquisites and other benefits are identified in the Summary Compensation Table under the “All Other Compensation” column and in related footnotes.

Compensation Committee Report

As stated above, under NYSE rules, the board of directors is not required to have, and does not have, a standing compensation committee. The board of directors has reviewed and discussed the Compensation Disclosure and Analysis required by Item 402(b) of Regulation S-K with management. Based on that review and discussion, the board of directors recommended that the Compensation Disclosure and Analysis be included in this Annual Report on Form 10-K.

This report is provided by the board of directors:

Carl C. Icahn
Vincent J. Intrieri
William A. Leidesdorf
James L. Nelson
Jack G. Wasserman

Compensation Committee Interlocks and Insider Participation

During fiscal 2010, our entire board of directors, including Mr. Icahn, participated in deliberations concerning executive compensation. Since August 4, 2010, Mr. Ninivaggi has served as our Principal Executive Officer. During fiscal 2010, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our board of directors.

Additional Information Regarding Executive Compensation

The following table sets forth information in respect of the compensation earned for services to us and/or our subsidiaries by each of our named executive officers for fiscal 2010, fiscal 2009 and fiscal 2008, as applicable.

Summary Compensation Table

	Annual Compensation(1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Carl C. Icahn(2) Chairman of the Board	2010	400,000	—	—	140,066	(3)	540,066
	2009	400,000	—	—	254,119	(3)	654,119
	2008	900,000	—	—	60,400	(3)	960,400
Daniel A. Ninivaggi(4) President and Principal Executive Officer	2010	425,000	550,000	2,136,332	304,010	(3)(4)	3,415,342
Keith A. Meister(5) Former Principal Executive Officer and Vice Chairman	2010	1,825,174		—	232,907		2,058,081
	2009	1,229,743	972,603	—	3,117,331		5,319,677
	2008	1,895,678	1,000,000	—	106,324		3,002,002
Dominick Ragone(6) Chief Financial Officer and Principal Accounting Officer	2010	300,000	495,925	—	7,859	(3)	803,784
	2009	300,000	1,345,925	—	7,859	(3)	1,653,784
	2008	126,923	1,150,000	—	87	(3)	1,277,010

(1)	Pursuant to applicable regulations, certain columns of the Summary Compensation Table have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by us, any of our subsidiaries or by Icahn Enterprises GP, which was subsequently reimbursed by us, required to be reported in those columns.
(2)	The salary indicated above represents compensation paid to Mr. Icahn in each of fiscal 2010, fiscal 2009 and fiscal 2008 for his services as Chief Executive Officer of our subsidiary, Icahn Capital, and of the General Partners pursuant to the Icahn Employment Agreement. For fiscal 2010 and fiscal 2009, Mr. Icahn voluntarily reduced his salary to $400,000. Pursuant to the Icahn Employment Agreement,

Mr. Icahn is eligible to receive an annual incentive bonus based on a two-component bonus formula, 50% of which bonus, if payable, is subject to mandatory deferral and vesting and treated as though invested in the Private Funds and as though subject to a 2% fee (but no incentive allocation). For each of fiscal 2010, fiscal 2009 and fiscal 2008, Mr. Icahn did not receive an annual incentive bonus. See “Employment Agreements — Icahn Employment Agreement” for a further discussion of the Icahn Employment Agreement. Mr. Icahn does not receive director fees from us.
(3)	Represents other compensation paid to the following named executive officers: (i) Carl C. Icahn, $12,535, $11,234 and $10,219 in medical and dental benefits for fiscal 2010, fiscal 2009 and fiscal 2008, respectively; $203 in life insurance premiums paid by us for each of fiscal 2010 and fiscal 2009 and $209 in life insurance premiums paid by us for fiscal 2008, and in his capacity as the Chairman of the Board of Directors of Federal-Mogul, $127,328, $242,682 and $49,972 representing the incremental cost of Mr. Icahn’s personal use of Federal-Mogul’s corporate aircraft for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Mr. Icahn received no fees or compensation from Federal-Mogul for fiscal 2010, fiscal 2009 or fiscal 2008 other than the use of the corporate aircraft as discussed above. The calculation of incremental cost for the personal use of Federal-Mogul’s corporate aircraft includes the variable costs incurred as a result of personal flight activity, which are comprised of a portion of ongoing maintenance and repairs, aircraft fuel, airport fees, catering, and fees and travel expenses for the flight crew. The use of the aircraft for personal use by Mr. Icahn was approved by the Board of Directors and the Compensation Committee of Federal-Mogul; (ii) Daniel A Ninivaggi, $135 in life insurance premiums for fiscal 2010; and $3,875 in medical and dental benefits paid by us for fiscal 2010; and (iii) Dominick Ragone, $7,656 in matching contributions under our 401(k) Plan for each of fiscal 2010 and 2009; $203 in life insurance premiums paid by us for each of fiscal 2010 and fiscal 2009 and $87 in life insurance premiums paid by us for fiscal 2008. Other than Mr. Icahn, no named executive officer received medical and dental benefits of $10,000 or greater. In each of fiscal 2010, fiscal 2009 and fiscal 2008, to the extent that a named executive officer participated in our 401(k) Plan, we made a matching contribution to his individual 401(k) Plan account in the amount of one-half (1/2) of the first six and one-quarter (6.25%) percent of gross salary contributed by the employee. Messrs. Icahn, Ninivaggi and Meister did not participate in the 401(k) Plan and thus did not receive any matching contributions for fiscal 2010, fiscal 2009 or fiscal 2008. Mr. Ragone did not participate in the 401(k) Plan in fiscal 2008 and thus did not receive any matching contributions for fiscal 2008.
(4)	Mr. Ninivaggi has served as President since April 5, 2010 and as Principal Executive Officer since August 4, 2010. For fiscal 2010, the salary indicated above reflects a pro rata share of his annual salary from April 5, 2010. For fiscal 2010, Mr. Ninivaggi received a bonus of $550,000 and is entitled to receive a bonus for each of fiscal 2011 and fiscal 2012 of not less than $450,000 and not more than $650,000. Mr. Ninivaggi also received a relocation payment of $300,000 in connection with the commencement of his employment, which is included in “All Other Compensation” in this Summary Compensation Table for fiscal 2010.
In addition, on February 11, 2010, we and Mr. Ninivaggi entered into a Class A Option Agreement and Class B Option Agreement (together, referred to as the Option Agreements). Pursuant to the terms of the Ninivaggi Employment Agreement and the Option Agreements, Mr. Ninivaggi was granted Class A options to purchase 100,000 of our depositary units with an exercise price of $45.60 per depositary unit and Class B options to purchase 100,000 of our depositary units with an exercise price of $55.60 per depositary unit. Each of the options will vest as to 33,334 options, on December 31, 2010; 33,333 options on December 31, 2011 and the balance of 33,333 options on December 31, 2012. The options will expire on December 31, 2014, except as otherwise set forth in the Ninivaggi Employment Agreement or the Option Agreements. The amount reflected in the table represents the grant date fair value of the options computed in accordance with FASB ASC Topic 718. The fair value of the options on the grant date was estimated using the Black-Scholes option-pricing model. The assumptions used in the model include (i) risk-free interest rates (ranging from 1.43% to 1.91%) determined based upon U.S. treasury rates over the estimated expected option lives, (ii) expected volatility of 38.6% based on the average historical volatility of our depositary units over the estimated expected option lives, (iii) expected dividend yield of 2.2% based on our dividend history and (iv) expected option lives (ranging from 3 to 4 years) which are based on the mid-point between the vesting date and the expiration date of the options.

(5)	Mr. Meister served as Principal Executive Officer and Vice Chairman of the Board of Icahn Enterprises GP from March 2006, in each case through August 4, 2010. Prior to March 2006, Mr. Meister served as Chief Executive Officer and received salary in that capacity. Since fiscal 2007, Mr. Meister received no compensation from us as Principal Executive Officer and was entitled to an annual fee of $100,000 for serving as the Vice Chairman of the board of directors of Icahn Enterprises GP for fiscal 2008 and fiscal 2009, which amounts are included in “All Other Compensation” in this Summary Compensation Table for the applicable years. The salary and bonus indicated in this Summary Compensation Table, as applicable, represent compensation paid to Mr. Meister in (i) fiscal 2010 pursuant to the 2010 Meister Employment Agreement under “Salary,” (ii) fiscal 2009 pursuant to the June 2009 Meister Employment Agreement for his services as Senior Managing Director of Icahn Capital and (iii) fiscal 2008 pursuant to the Former Meister Employment Agreement, for his services as a Senior Managing Director for Icahn Capital.

As more fully described below, for fiscal 2010, pursuant to the 2010 Meister Employment Agreement, Mr. Meister would have been entitled to receive an amount equal to (i) 1.25% of the Icahn Excess Profits, (ii) 7% of the Target Special Profits Interests Amounts (as defined in the 2010 Meister Employment Agreement), payable quarterly and (iii) 7% of the incentive allocations. However, because Mr. Meister resigned on August 4, 2010, he was not entitled to receive any payments pursuant to (i) and (iii) above but was entitled to receive payments totaling $1,825,174 pursuant to (ii) above for the first three quarters of fiscal 2010, which are reported under “Salary.”

For fiscal 2009, pursuant to the June 2009 Meister Employment Agreement, Mr. Meister was entitled to receive (i) an annual salary of $300,000 as Senior Managing Director of Icahn Capital, plus (ii) a Net Target Special Profits Interest Amount of $887,435. In addition to the net Target Special Profits Interest Amount for fiscal 2009, Mr. Meister was eligible to receive certain special profits interest allocations, as applicable. Subsequent to fiscal 2009, Mr. Meister was not eligible to receive additional special profit interest allocations. The bonus for fiscal 2009 reflects a pro rata share of Mr. Meister’s annual $1 million fixed bonus pursuant to the Former Meister Employment Agreement in the amount of $972,603 that was paid by us through May 31, 2009, pursuant to the June 2009 Meister Employment Agreement effective June 1, 2009. Subsequent to fiscal 2009, Mr. Meister was not eligible to receive an annual bonus. See “Employment Agreements — Meister Employment Agreement'' for further discussion.

For fiscal 2008, Mr. Meister was entitled to receive (i) an annual base salary of $400,000 as Senior Managing Director of Icahn Capital, plus (ii) a net Target Special Profits Interest Amount of $1,495,678 (that replaced a portion of management fee participation that Mr. Meister was eligible to receive in fiscal 2007 and which was terminated subsequent to January 1, 2008). The net Target Special Profits Interest Amount effective January 1, 2008 is reported under “Salary'' for fiscal 2008 and fiscal 2009. As described below, for fiscal 2008 Mr. Meister did not receive such allocation because the General Partners did not receive allocations during fiscal 2008.

The “All Other Compensation” paid or allocated to (or deferred by) Mr. Meister for fiscal 2009 includes the following: (i) an amount of $2,306,777 equal to Mr. Meister’s share of the special profits interest allocations for fiscal 2009 (the special profits interest allocations for fiscal 2009 included a carryover amount of $1,344,133 from fiscal 2008 as the Investment Funds had losses and therefore did not generate sufficient profits to earn the Target Special Profits Interest Amounts during fiscal 2008, which amounts consisted of $2,353,787 representing Mr. Meister’s 2.5% share of the net Target Special Profits Interest Amount for fiscal 2008 of $94,151,493 less an aggregate adjustment of $1,009,654 primarily related to a hypothetical return for fiscal 2008; plus $419,843, representing Mr. Meister’s 2.5% share of the net Target Special Profits Interest Amount of $16,793,712 for the period January 1, 2009 through May 31, 2009 plus a hypothetical return and adjustment of $542,801); (ii) earnings in fiscal 2009 on Mr. Meister’s share of prior year incentive allocations that were reinvested in the amount of $592,547; and (iii) an amount of $110,304 representing earnings in fiscal 2009 on management fee participations deferred in prior years and deemed invested in the Master Funds. Pursuant to the June 2009 Meister Employment Agreement, all of these amounts are fully vested.

The “All Other Compensation” paid or allocated to (or deferred by) Mr. Meister for fiscal 2010 includes the following: (i) an adjustment in fiscal 2010 on Mr. Meister’s share of prior year incentive allocations that were reinvested in the amount of ($2,769); (ii) an amount of $65,546 representing earnings in fiscal

2010 on management fee participations deferred in prior years and deemed invested in the Master Funds; and (iii) an amount of $163,440 in fiscal 2010 representing Mr. Meister’s pro rata share of certain income received by the General Partners. Pursuant to the June 2009 Meister Employment Agreement, all of these amounts are fully vested.

As referenced above, the “All Other Compensation” in fiscal 2009 and fiscal 2008 also includes $100,000 for Mr. Meister’s serving as the Vice Chairman of the board of directors of Icahn Enterprises GP. In addition, “All Other Compensation” includes $203 for fiscal 2010 and $209 for each of fiscal 2009 and fiscal 2008 in life insurance premiums paid by us, and $6,488, $7,499 and $6,155 in medical and dental benefits paid by us for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

(6)	Mr. Ragone has served as Chief Financial Officer and Principal Accounting Officer since July 28, 2008. For fiscal 2010, Mr. Ragone received a bonus of $495,925, representing a $300,000 discretionary bonus and an additional special bonus pursuant to the Ragone Employment Agreement in the amount of $195,925. For fiscal 2009, Mr. Ragone received a bonus of $1,345,925, representing a $1,150,000 discretionary bonus and an additional special bonus pursuant to the Ragone Employment Agreement in the amount of $195,925. For fiscal 2008, the salary indicated above reflects a pro rata share of his annual salary from July 28, 2008 and the bonus reflects a one-time fixed payment. Mr. Ragone is eligible for future discretionary bonuses.

Each of our executive officers may perform services for affiliates of Mr. Icahn for which we receive reimbursement. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

There are no family relationships between or among any of our directors and/or executive officers.

Employment Agreements

Icahn Employment Agreement

Pursuant to the Icahn Employment Agreement, over a five-year term, Mr. Icahn will serve as the Chairman and Chief Executive Officer of Icahn Capital Management L.P., in addition to his current role as Chairman of Icahn Enterprises. Mr. Icahn also serves as the Chief Executive Officer of the General Partners. Pursuant to the Icahn Employment Agreement, Mr. Icahn is entitled to an annual base salary of $900,000. For fiscal 2009 and fiscal 2010, Mr. Icahn voluntarily reduced his annual base salary to $400,000. Pursuant to the Icahn Employment Agreement, Mr. Icahn is also entitled to an annual incentive bonus based on a bonus formula with two components. The first component is based on the annual return on assets under management by the Private Funds. The second component of the annual bonus payable by us is tied to the growth in our annual net income (other than income or losses resulting from the operations of our Investment Management business).

Fifty percent of all bonus amounts payable by us and Icahn Capital Management to Mr. Icahn are subject to mandatory deferral and treated as though invested in the Private Funds and subject to a 2% annual fee (but no incentive allocation). Such deferred amounts are subject to vesting in equal annual installments over a three-year period commencing from the last day of the year giving rise to the bonus. Amounts deferred generally are not subject to acceleration and unvested deferred amounts will be forfeited if Mr. Icahn ceases to be employed under his employment agreement, provided that all deferred amounts will vest in full and be payable in a lump sum payment thereafter if the employment of Mr. Icahn is terminated by us without Cause, Mr. Icahn terminates his employment for Good Reason (as such terms are defined in the Icahn Employment Agreement), or upon Mr. Icahn’s death or disability during the employment term. In addition, upon Mr. Icahn’s completion of service through the end of the employment term, Mr. Icahn will also vest in full in any mandatory deferrals. Vested deferred amounts (and all deferred returns, earnings and profits thereon) are payable to Mr. Icahn within 60 days following the vesting date. Returns on amounts subject to deferral also are subject to 2% annual management fees.

Effective January 1, 2008, the Icahn Employment Agreement was amended to provide the following: (i) references to “management fee” in section 1(a) and section 2(a) in Exhibit A therein were deleted and replaced with “special profits interest allocation”; and (ii) notwithstanding the fact that the management fee was terminated, the obligation to pay a 2% fee as set forth in Section 6 of the Icahn Employment Agreement and in Section 3 in Exhibit A therein would remain in effect as an obligation to pay a 2% fee.

In the event that Mr. Icahn is terminated by us without “Cause” or he terminates his employment for “Good Reason” (which is limited to defined events relating to a material adverse change in his position and responsibilities, our material breach of the Icahn Employment Agreement or the relocation of his principal place of work) prior to the end of the term, he will be entitled to a lump sum payment equal to (i) one year of base salary, (ii) the average Annual Bonus Incentive (as defined in the Icahn Employment Agreement) paid to him by us during the three most recently completed years (or the average Annualized Bonus Incentive paid to him for any shorter period during which he has been employed (the “Average Bonus”) and (iii) a pro rata Annual Bonus Incentive for the year of termination. If, within 12 months following the occurrence of a change in control of us, Mr. Icahn is terminated by us without “Cause” or he resigns for “Good Reason,” Mr. Icahn will be entitled to a payment equal to two times his base salary and two times the Average Bonus and the pro rata Annual Bonus Incentive for the year of termination. If Mr. Icahn is terminated as a result of his death or disability, he (or his estate, if applicable) will receive a lump sum payment equal to the remaining base salary payable through December 31 of the year of termination and one-half of the pro rata Annual Bonus Incentive for the year of termination. If Mr. Icahn voluntarily terminates (without Good Reason), he will receive a lump sum payment equal to one-half of the pro rata Annual Bonus Incentive for the year of termination. In the event of early termination for any reason, Mr. Icahn would also be entitled to his accrued and unpaid salary, accrued vacation pay and accrued but unpaid Annual Bonus Incentive for the prior year, except if he is terminated by us for “Cause” or if he voluntarily terminates (without Good Reason) he will only receive 50% of unpaid Annual Bonus Incentive for the prior year. All such payments will be conditioned on Mr. Icahn (or his estate, if applicable) signing a general release in favor of us and our affiliates.

Ninivaggi Employment Agreement

On February 11, 2010, we entered into the Ninivaggi Employment Agreement pursuant to which Mr. Ninivaggi was to serve as the President of Icahn Enterprises, Icahn Enterprises Holdings and Icahn Enterprises GP. Pursuant to the terms of the Ninivaggi Employment Agreement, Mr. Ninivaggi would be (i) principally responsible for overseeing portfolio company operations, generally not including the entities involved with the Private Funds managed and advised by subsidiaries of Icahn Enterprises Holdings and (ii) involved with acquisitions, dispositions and financings engaged in by Icahn Enterprises, Icahn Enterprises Holdings and subsidiaries. Mr. Ninivaggi also agreed to serve as Principal Executive Officer, if requested to do so.

Mr. Ninivaggi commenced his duties as President under the Ninivaggi Employment Agreement on April 5, 2010, and his employment thereunder continues through December 31, 2012, unless otherwise terminated earlier pursuant to the terms of the Ninivaggi Employment Agreement.

Since August 4, 2010, Mr. Ninivaggi has served as Principal Executive Officer and President. Mr. Ninivaggi has agreed to work for any or all of the Icahn Related Entities (as defined herein) for the aggregate consideration described below. In addition to the compensation described below, Mr. Ninivaggi is entitled to an aggregate of 22 days of paid time off (comprised of vacation, personal and sick days) annually and participates in all benefit programs and plans for which he is eligible and that are made available to all senior executive employees of Icahn Related Entities.

Pursuant to the Ninivaggi Employment Agreement, Mr. Ninivaggi is entitled to: (i) a base salary at the per annum rate of $650,000 for fiscal 2010 and for each of fiscal 2011 and fiscal 2012; (ii) a bonus in the amount of $550,000 for fiscal 2010 and (iii) a bonus of not less than $450,000 and not more than $650,000 for each of fiscal 2011 and fiscal 2012. Mr. Ninivaggi also received a relocation payment of $300,000 in fiscal 2010 in connection with the commencement of his employment.

In addition, on February 11, 2010, we and Mr. Ninivaggi entered into the Option Agreements. Pursuant to terms of the Option Agreements and the Ninivaggi Employment Agreement, Mr. Ninivaggi was granted Class A options to purchase 100,000 of our depositary units with an exercise price of $45.60 per unit, and Class B options to purchase 100,000 of our depositary units with an exercise price of $55.60 per unit. Each of the options will vest as to 33,334 options, on December 31, 2010; 33,333 options on December 31, 2011 and the balance of 33,333 options on December 31, 2012. The options will expire on December 31, 2014 except as otherwise set forth in the Ninivaggi Employment Agreement or the Option Agreements.

Meister Employment Agreement

Keith A. Meister voluntarily terminated his employment with us effective August 4, 2010. Pursuant to the terms of the 2010 Meister Employment Agreement, upon his voluntary termination of employment, Mr. Meister received no payment or compensation of any kind, other than any payment that was past due but not paid as of the date of such cessation of employment.

Prior to his termination with us, Mr. Meister entered into a series of employment agreements as follows:

Mr. Meister initially entered into an agreement dated as of December 31, 2004 (referred to as the Original Agreement) with Icahn Management, the General Partners, Icahn Associates Corp., or IAC, High River Limited Partnership, or High River, and each entity beneficially owned 100% by Mr. Icahn which has its offices at 767 Fifth Avenue, New York, New York 10153, for so long as it remains beneficially owned 100% by Mr. Icahn (referred to as the Icahn Entities) (IAC, High River and the Icahn Entities together being referred to as the Icahn Related Entities).

On August 8, 2007, (i) Icahn Management assigned the Original Agreement (as amended) to Icahn Capital Management, whereby Icahn Capital Management succeeded to Icahn Management’s obligations as the “Employer” thereunder and Icahn Management retained the liabilities and obligations arising prior to August 8, 2007 and (ii) Icahn Enterprises became jointly and severally liable for the obligations of Icahn Capital Management thereunder. On January 1, 2008, the Original Agreement (as amended) was further amended (as amended through such date, referred to as the Former Meister Employment Agreement) to, among other things, (a) substitute Icahn Capital as the “Employer” thereunder and (b) provide that Icahn Enterprises would be jointly and severally obligated for the obligations of Icahn Capital and the General Partners thereunder. On May 21, 2009, Mr. Meister entered into an employment agreement (referred to as the June 2009 Meister Employment Agreement) with us and Icahn Capital, effective June 1, 2009, terminating the Former Meister Employment Agreement. Pursuant to the June 2009 Meister Employment Agreement, the term of employment as contemplated was from June 1, 2009 until May 31, 2014. As discussed below, the June 2009 Meister Employment Agreement was largely terminated pursuant to an employment agreement, referred to as the 2010 Meister Employment Agreement. For purposes of reference herein, the June 2009 Meister Employment Agreement and the Former Meister Employment Agreement are collectively referred to as the Pre-2010 Meister Employment Agreements. Pursuant to the June 2009 Meister Employment Agreement, Mr. Meister was entitled to receive cash compensation during the term of employment equal to (i) a base salary at the rate of $300,000 per annum as Senior Managing Director of Icahn Capital (earned and payable every two weeks); plus (ii) effective June 1, 2009, the net Target Special Profits Interest Amount and new incentive allocations described below; and plus (iii) amounts due, if any, in respect of the New Fund Profit Participation. For fiscal 2009, no such funds were formed. Pursuant to the 2010 Meister Employment Agreement, participation in such funds was no longer available to Mr. Meister. In addition, in fiscal 2009 Mr. Meister was entitled to an annual fee of $100,000 for serving as the Vice Chairman of the board of directors of Icahn Enterprises GP reportable under “All Other Compensation” in the Salary Compensation Table.

We entered into the 2010 Meister Employment Agreement largely terminating the June 2009 Meister Employment Agreement. In addition, all rights thereunder, including any of Mr. Meister’s rights under either of the Pre-2010 Meister Employment Agreements not previously terminated (other than Mr. Meister’s right to payment of deferred management fee participation for periods prior to 2008), and the rights and interests of Mr. Meister in all payments, New Fund Profit Participation, interests in any partnership, limited liability company or other entity contemplated in either of the Pre-2010 Meister Employment Agreements, or relating thereto, were extinguished in all respects. The deferred management fee participation continued to be deferred in accordance with the terms of the Pre-2010 Meister Employment Agreements.

Pursuant to the 2010 Meister Employment Agreement, Mr. Meister was entitled to be paid by us an amount equal to: (i) 7% of the Target Special Profits Interests Amounts (as defined in the applicable limited partnership agreements of each of Icahn Partners and each Master Fund) of the fee-paying partners in each Existing Fund minus $122,500 per quarter (provided that any portion of such $122,500 not applied in any quarter may have been carried forward and applied to reduce amounts otherwise payable to Mr. Meister in respect of another; and (ii) 7% of the incentive allocations, made by each Existing Fund, in each case only with respect to Target Special Profits Interests Amounts accrued, and incentive allocations allocated, on and after January 1, 2010 and prior to the last day of the employment of Mr. Meister. Target Special Profits Interests Amounts were paid to Mr. Meister in advance on the first day of each calendar quarter beginning with January 1, 2010 (provided that the payment with respect to January 1, 2010 (and any future period, until fully applied) was reduced by the $335,255.49 paid to Mr. Meister in January and February 2010 relating to fiscal 2010. Incentive allocations were to have been paid to Mr. Meister only when allocated to the capital account of the general partner of the applicable Existing Fund, provided that the incentive allocations would be determined and paid to Mr. Meister within 30 days of an earlier termination of his employment by reason of death, disability, termination without cause or resignation following a material breach of the 2010 Meister Employment Agreement, or within 30 days following December 31, 2011, if Mr. Meister remained in employment through such date, none of which were applicable to Mr. Meister upon his termination with us. The gross Target Special Profits Interest Amount for the period from January 1, 2010 to August 4, 2010 (Mr. Meister’s last day of employment) was $32,880,413. Mr. Meister’s 7% share of this amount less $367,500 ($122,500 per quarter for three quarters)and less an adjustment amount of $108,955 was $1,825,174, which is reportable under “Salary” in the Summary Compensation Table for fiscal 2010. As a result of Mr. Meister’s voluntary termination of his employment on August 4, 2010, he did not earn any incentive allocation for fiscal 2010.

For the period January 1, 2008 through May 31, 2009, the Former Meister Employment Agreement was amended to provide that Mr. Meister’s former right to receive an amount equal to 4.0% of the net management fees was terminated, and for the period from and after January 1, 2008 through May 31, 2009 he was entitled to receive: (i) from Icahn Capital as additional cash compensation on the first day of each quarter, 1.5% of the General Partners’ Target Special Profits Interest Amounts (as defined in the applicable limited partnership agreements of each of the Onshore Fund and the Offshore Master Funds) net of certain expenses of the General Partners and/or their affiliates incurred in providing management services to the Private Funds; and (ii) from the General Partners, 2.5% of their special profits interest allocations, if any, again net of certain of the General Partners’ and/or their affiliates’ expenses incurred in providing the management services to the Private Funds.

As noted above, the 1.5% interest in net management fees and incentive allocations added to Mr. Meister’s compensation from January 1, 2006, and the net Target Special Profits Interest Amount replacing his 1.5% interest in net management fees for the period January 1, 2008 through May 31, 2009, were payable through May 31, 2009. Mr. Meister’s 2.5% interest in net management fees and incentive allocations, and his 2.5% interest in net Special Profits Interest Allocations replacing his 2.5% interest in net management fees from January 1, 2008 (collectively, referred to as his Profit Participation), were subject to vesting. Under the terms of the Former Meister Employment Agreement, amounts equal to Mr. Meister’s Profit Participation as earned by or allocated to him were hypothetically or actually invested by the General Partners in the Onshore Fund and Offshore Master Funds and his Profit Participation included all gains and losses earned thereon. As long as Mr. Meister continued to be an employee pursuant to the Former Meister Employment Agreement, Mr. Meister’s Profit Participation (including the gains and losses thereon) vested at the rate of 14.285% per annum, vesting ratably on a monthly basis so that on December 31, 2011 the entire Profit Participation would have been fully vested.

In addition, the portion of Mr. Meister’s Profit Participation made up of his 2.5% interest in management fees received by Icahn Capital Management through December 31, 2007 (referred to as the Management Fee Participation) was deferred (and continued to be deferred in accordance with the 2010 Meister Employment Agreement). In accordance with the 2010 Meister Employment Agreement, upon the termination of Mr. Meister’s employment on August 4, 2010, 100% of the deferred Management Fee Participation was payable to Mr. Meister in a lump sum payment, of which a payment of $493,622, representing approximately 95% of the balance due at January 31, 2011, was paid in February 2011. The remaining balance will be paid upon completion of the 2010 audited financial statements of the Private Funds. Each of Mr. Meister’s deferred Management Fee Participation was reported and disclosed in our applicable Summary Compensation Tables in Part III of our Annual Reports on Form 10-K for the years in which the respective Management Fee Participation was payable to Mr. Meister and deferred by him.

Effective June 1, 2009, the June 2009 Meister Employment Agreement terminated the Former Meister Employment Agreement (except for Mr. Meister’s rights to the deferred Management Fee Participation) and provided that Mr. Meister would be entitled to receive: (i) from Icahn Capital as additional cash compensation on the first day of each quarter, 4.0% of the General Partners’ Target Special Profits Interest Amounts (as defined in the applicable limited partnership agreements of each of the Onshore Fund and the Offshore Master Funds) net of certain expenses of the General Partners and/ or their affiliates incurred in providing management services to the Private Funds (each net amount being referred to as the Target Special Profits Interest Amount); and (ii) from Icahn Capital as additional cash compensation, 4.0% of the General Partners’ incentive allocations, if any, again net of the General Partners’ and/or their affiliates’ expenses incurred in providing management services to the Private Funds (referred to as the new incentive allocations). In respect of the new incentive allocations, such amounts were generally payable only when such incentive allocations were in fact allocated to the capital accounts of the General Partners (and only if such allocation occurred on or prior to the last day of Mr. Meister’s employment hereunder).

Additionally, pursuant to the June 2009 Meister Employment Agreement, Mr. Meister received (i) a one-time lump sum of $3,427,662 (such amount representing 100% of non-deferred incentive allocations and earnings thereon (vested and unvested through May 31, 2009), plus (ii) $972,603 (such amount representing a pro rata share of a $1 million annual bonus that Mr. Meister had been previously entitled to receive). Pursuant to the Former Meister Employment Agreement, Mr. Meister was entitled to receive 2.5% of the special profits interest allocations, if any, net of the General Partners’ expenses, when earned and allocated to the General Partners (such amounts referred to as “Accrued Amounts”). Such Accrued Amounts were treated as if they were invested in the applicable Onshore Fund and Offshore Master Funds and, accordingly, the Accrued Amounts fluctuated in value in accordance with the performance of the Onshore and Offshore Master Funds. Effective June 1, 2009, Mr. Meister was deemed to be 100% vested in such Accrued Amounts when earned and allocated to the General Partners.

Ragone Employment Agreements

Effective July 28, 2008, Dominick Ragone became Chief Financial Officer of Icahn Enterprises Holdings in accordance with the Ragone Employment Agreement dated as of May 1, 2008, between Mr. Ragone and Icahn Enterprises Holdings. Pursuant to the Ragone Employment Agreement, Mr. Ragone will serve as Chief Financial Officer of Icahn Enterprises Holdings and an officer, director, advisor or agent to Icahn Enterprises Holdings, Icahn Enterprises and/or Icahn Enterprises GP, the general partner of Icahn Enterprises Holdings and Icahn Enterprises, and each of their respective direct and/or indirect subsidiaries. Mr. Ragone commenced full-time employment with Icahn Enterprises Holdings under the Ragone Employment Agreement on July 28, 2008.

Pursuant to the Ragone Employment Agreement, for fiscal 2010 and fiscal 2009, Mr. Ragone was entitled to a base salary of $300,000 and a discretionary bonus. For fiscal 2009, Mr. Ragone received a bonus of $1,345,925, representing a $1,150,000 discretionary bonus and an additional special bonus pursuant to the Ragone Employment Agreement in the amount of $195,925. The special bonus amount is calculated in accordance with the terms of Mr. Ragone’s employment agreement, which is $1,200,000 less a transition bonus of $612,225 received by Mr. Ragone from his former employer. The balance of $587,775 is being paid to Mr. Ragone in three equal installments on the first business day in July 2009, July 2010 and July 2011, provided that Mr. Ragone is actively employed on a full-time basis by Icahn Enterprises Holdings on the day such installment is to be paid.

On December 31, 2010, Mr. Ragone entered into a new employment agreement (the “New Ragone Employment Agreement”) with Icahn Enterprises Holdings, the term of which commences on January 1, 2011. This agreement supersedes and replaces the Ragone Employment Agreement. Pursuant to the New Ragone Employment Agreement, Mr. Ragone serves as Chief Financial Officer of Icahn Enterprises and Icahn Enterprises Holdings. Mr. Ragone’s employment period continues through December 31, 2011, unless otherwise terminated earlier pursuant to the terms of the Agreement.

Pursuant to the New Ragone Employment Agreement, Mr. Ragone is entitled to receive (i) a base salary of $425,000 for fiscal 2011 (the “Base Salary”), (ii) a bonus payment of $250,000 on June 30, 2011 unless Mr. Ragone’s employment has terminated prior to such date and (iii) a bonus payment of $425,000 on

December 31, 2011 unless the employment of Mr. Ragone has terminated prior to such date. Mr. Ragone will also be entitled to receive a special bonus from us in the amount of $193,925 on July 1, 2011 (the “Special Payment Date”), if and only if, he is actively employed on a full-time basis by us on the Special Payment Date.

For fiscal 2008, Mr. Ragone received a one-time bonus in the amount of $1,150,000.

Stock Award, Option and Non-Equity Incentive Plans

GRANTS OF PLAN-BASED AWARDS(1)

The following table provides information about option awards granted to one of our named executive officers in fiscal 2010: name; the grant date; option award, consisting of the number of depositary units underlying options awarded to the named executive officer in fiscal 2010; the exercise price of the option awards pursuant to the Option Agreements, and the grant date fair value of each option award, computed in accordance with FASB ASC Topic 718.

Name	Grant Date	All Other Option Awards Number of Depositary Units Underlying Options Granted (#)	Exercise or Base Price of Option Awards ($/Unit)(2)	Grant Date Fair Value of Stock and Option Awards(3)
Daniel A. Ninivaggi:
Class A Options(4)	February 11, 2010	100,000	$45.60	$1,216,999
Class B Options(4)	February 11, 2010	100,000	$55.60	$919,333

(1)	Pursuant to applicable regulations, certain columns of the Grants of Plan-Based Awards have been omitted, as there have been no awards of estimated potential/future payouts under either a non-equity incentive plan or equity incentive plan by us, any of our subsidiaries or by Icahn Enterprises GP, required to be reported in those columns.
(2)	The exercise price for the option awards granted to Mr. Ninivaggi was established pursuant to the terms of the Option Agreements.
(3)	The amount reflected in the table represents the grant date fair value of the options computed in accordance with FASB ASC Topic 718. The fair value of the options on the grant date was estimated using the Black-Scholes option-pricing model. The assumptions used in the model include (i) risk-free interest rates (ranging from 1.43% to 1.91%) determined based upon U.S. treasury rates over the estimated expected option lives, (ii) expected volatility of 38.6% based on the average historical volatility of our depositary units over the estimated expected option lives, (iii) expected dividend yield of 2.2% based on our dividend history and (iv) expected option lives (ranging from 3 to 4 years) which are based on the mid-point between the vesting date and the expiration date of the options.
(4)	The options were granted by us to Mr. Ninivaggi pursuant to the Option Agreements entered into on February 11, 2010 between us and Mr. Ninivaggi.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information on the current holdings of option awards for our depositary units by one of our named executive officers. Each option award is shown separately for such named executive officer. For additional information about the option awards, see “Compensation Components for Fiscal 2010 — Option Awards” under “Compensation Discussion and Analysis.”

	Option Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Daniel A. Ninivaggi:	33,334	66,666	$45.60	12/31/2014
Daniel A. Ninivaggi:	33,334	66,666	$55.60	12/31/2014

(1)	Pursuant to applicable regulations, certain columns of the Outstanding Equity Awards at Fiscal Year-End have been omitted, since they are inapplicable.

We do not have any other stock award, option or non-equity incentive plans. There were no exercises of options or other similar awards during fiscal 2010.

Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last Fiscal Year	Company Contributions in Last Fiscal Year	Aggregate Gain in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
Keith A. Meister	$—	$—	$65,546	$—	$506,721

Pursuant to the Former Meister Employment Agreement, prior to fiscal 2008, a portion of Mr. Meister’s participation in annual management fees was deferred (and continued to be deferred in accordance with the 2010 Meister Employment Agreement) until January 30, 2012 and such deferrals were deemed invested in the Investment Funds. Such mandatory deferral arrangements were made on an unfunded nonqualified deferred compensation basis. Effective January 1, 2008, the Former Meister Employment Agreement was amended to provide (and such provisions continued to apply in the 2010 Meister Employment Agreement) that Mr. Meister’s former right to receive any further Management Fee Participations was terminated and he was eligible to participate in the special profits interest allocations computed in the same manner as the net Management Fee Participations that Mr. Meister was previously entitled to receive. There were no additional mandatory deferrals. Effective June 1, 2009, pursuant to the June 2009 Meister Employment Agreement, Mr. Meister’s deferred Management Fee Participation was deemed to be 100% vested. We have not made any matching contributions in respect of the deferrals.

Upon termination of employment of Mr. Meister with Icahn Capital and its affiliates on August 4, 2010, 100% of the deferred Management Fee Participations was payable to Mr. Meister in a lump sum payment, of which a payment of $493,622, representing approximately 95% of the amount due, was paid in February 2011. Each of Mr. Meister’s deferred Management Fee Participation was reported and disclosed in our applicable Summary Compensation Tables in Part III of our Annual Reports on Form 10-K for the years in which the respective Management Fee Participation was payable to Mr. Meister and deferred by him.

See “Additional Information Regarding Executive Compensation — Employment Agreements” for a further discussion of the Meister Employment Agreement, including the deferred Management Fee Participations.

Potential Payments Upon Termination or Change in Control

The following tables summarize the value of the termination payments and benefits that Messrs. Icahn, Ninivaggi and Ragone would receive if they had terminated employment on December 31, 2010 (the last day of fiscal 2010) under the circumstances shown, pursuant to the Icahn Employment Agreement, the Ninivaggi Employment Agreement and the Ragone Employment Agreement, respectively. For a further description of the employment agreements, see “Employment Agreements.” The tables exclude (i) amounts accrued through December 31, 2010 that would be paid in the normal course of continued employment, such as accrued but unpaid salary for fiscal 2010 and reimbursed business expenses and (ii) any vested account balances, as applicable, under our 401(k) Plan that is generally available to all of our employees. The tables include bonuses accrued but not yet paid for fiscal 2010.

We have not entered into any other employment agreements, severance agreements or any other type of termination or change in control agreements with any of our named executive officers, except for the employment agreements referenced above. Mr. Meister did not receive any payments in respect of his termination in the position as Principal Executive Officer on August 4, 2010.

Carl C. Icahn

Benefit	Death or Disability ($)		Termination by Company Without Cause or by Executive with Good Reason ($)		Termination by Company with Cause or by Executive Without Good Reason (Including Retirement) ($)		Termination Without Cause or for Good Reason Within 12 Months Following Change in Control ($)
Cash Severance	—	(1)	400,000	(2)	—	(3)	800,000	(4)
Bonus	—		—		—		—
Acceleration of unvested mandatory deferrals	—	(5)	—	(5)	—		—	(5)
Health & Welfare Benefits	—	(6)	—	(6)	—	(6)	—	(6)
Total	—		400,000		—		800,000

(1)	Excluding accrued, but unpaid, base salary, executive (or his estate, if applicable) would be entitled to receive a lump sum payment equal to any unpaid bonus relating to prior years. Mr. Icahn did not receive an annual bonus for fiscal 2010. Pursuant to the Icahn Employment Agreement, Mr. Icahn is entitled to receive an annual base salary of $900,000. For fiscal 2010, Mr. Icahn voluntarily reduced his annual base salary to $400,000.
(2)	Excluding accrued, but unpaid, base salary, executive would be entitled to receive a lump sum payment equal to one year of base salary, plus the Average Bonus (as defined in the Icahn Employment Agreement). Mr. Icahn did not receive an Average Bonus for fiscal 2010. For fiscal 2010, Mr. Icahn voluntarily reduced his annual base salary to $400,000.
(3)	Excluding accrued, but unpaid, base salary, executive would be entitled to receive a lump sum payment equal to one-half of any unpaid bonus relating to prior years. Mr. Icahn did not receive an annual bonus for fiscal 2010.
(4)	Excluding accrued, but unpaid, base salary, executive would be entitled to receive a lump sum payment equal to two times his base salary, plus two times the Average Bonus. Mr. Icahn did not receive an Average Bonus for fiscal 2010. For fiscal 2010, Mr. Icahn voluntarily reduced his annual base salary to $400,000.
(5)	Reflects amount of any bonus mandatorily deferred that would have been previously subject to vesting but for which vesting would be accelerated upon triggering event payable in a lump sum. Executive would also be fully vested in any mandatorily deferred bonus upon completion of service through the end of his employment term. Mr. Icahn did not receive any bonus for fiscal 2010.
(6)	Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under the Consolidated Omnibus Budget Reconciliation act of 1985, as amended, or COBRA, at the executive’s expense.

Daniel A. Ninivaggi

Benefit	Retirement or Resignation ($)		Death or Disability ($)		Termination by Company Without Cause ($)		Termination by Company with Cause ($)		Termination Following Change in Control ($)
Cash Severance	—	(1)	—	(1)	2,200,000	(2)	—	(1)	—	(3)
Bonus	550,000		550,000		550,000		550,000		—	(3)
Health & Welfare Benefits	—	(4)	—	(4)	—	(4)	—	(4)	—	(4)
Total	550,000		550,000		2,750,000		550,000		—

(1)	Executive would not be entitled to receive any payments, excluding accrued, but unpaid, base salary.
(2)	Executive would be entitled to the remaining base salary and the minimum applicable bonuses that would have been due through the expiration date of the Ninivaggi Employment Agreement.
(3)	Executive would not be entitled to any specific payments upon a change in control, other than such payments that executive would otherwise be entitled to if termination upon a change in control was by reason of a termination by the company without cause or by Executive for Good Reason.
(4)	Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under COBRA, at the executive’s expense.

Dominick Ragone

Benefit	Retirement or Resignation ($)		Death or Disability ($)		Termination by Company Without Cause ($)		Termination by Company with Cause ($)		Termination Following Change in Control ($)
Cash Severance	—	(1)	—	(1)	75,000	(2)	—	(1)	—	(3)
Bonus	—		—		—		—		—
Health & Welfare Benefits	—	(4)	—	(4)	—	(4)	—	(4)	—	(4)
Total	—		—		75,000	(2)	—		—

(1)	Executive would not be entitled to receive any payments, excluding accrued, but unpaid, base salary; executive would not be entitled to any pro rata portion of his bonus for fiscal 2010.
(2)	Excluding accrued, but unpaid, base salary, executive would be entitled to receive continued payment of amounts of base salary that executive would have earned through the lesser of (A) the period through December 31, 2011 (the expiration date of the agreement) had executive continued to be employed by us through the expiration date or (B) the period ending on the 90th day following the termination date, to be paid on the same schedule as previously paid. Assuming Mr. Ragone’s employment terminated on December 31, 2010, he would not be entitled to receive any or all of the remaining portion of the Special Bonus Compensation. Pursuant to the terms of the Ragone Employment Agreement, the remaining portion of the Special Bonus Compensation is payable in two equal installments on the first business day of July 2010 and July 2011, provided that Mr. Ragone is actively employed on a full-time basis by Icahn Enterprises Holdings on the day such installment is to be paid. The second installment of the Special Bonus Compensation was paid to Mr. Ragone on July 1, 2010.
(3)	Executive is not entitled to any specific payments upon a change in control, other than such payments that executive would otherwise be entitled to if termination upon a change in control was by reason of a termination by the Company without Cause.
(4)	Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under COBRA, at the executive’s expense.

Director Compensation

The following table provides compensation information for our directors in fiscal 2010, except for Messrs. Icahn and Meister (who served as Vice Chairman of the board of directors of Icahn Enterprises GP until August 4, 2010). Compensation received by Messrs. Icahn and Meister is included in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Vincent J. Intrieri(1)	—	3,279,394	3,279,394
William A. Leidesdorf	125,000	—	125,000
James L. Nelson	125,000	—	125,000
Jack G. Wasserman	140,000	—	140,000

(1)	Mr. Intrieri did not receive director fees from us in fiscal 2010. Pursuant to an employment agreement by and among us, Icahn Capital, Mr. Intrieri and the other parties referred to therein (referred to as the Intrieri Employment Agreement), during fiscal 2010, Mr. Intrieri served as a Senior Managing Director of Icahn Capital. The “All Other Compensation” paid or allocated to (or deferred by) Mr. Intrieri for fiscal 2010 pursuant to the Intrieri Employment Agreement includes the following: (i) payments of $400,000 and $1,250,000, representing salary and bonus, respectively, in Mr. Intrieri’s capacity as Senior Managing Director of Icahn Capital; (ii) $10,081 in medical and dental benefits; $203 in life insurance premiums paid by us; and $7,656 in matching contributions under our 401(k) Plan; (iii) an amount of $1,130,293 equal to 2.5% of Special Profits Interest Allocations for fiscal 2010; (iv) earnings on Mr. Intrieri’s share of prior year incentive allocations and prior year special profits interest allocations that were reinvested in the amount of $330,690 for fiscal 2010; (v) an amount of $3,787 representing earnings in fiscal 2010 on Mr. Intrieri’s Management Fee Participation as defined herein that was deferred in prior years and deemed invested in the Master Funds; (vi) incentive awards of $44,534 and (vii) an amount of $102,150 representing Mr. Intrieri’s pro rata share of certain income received by the General Partners. See “Intrieri Employment Agreement” below for a further discussion of the Intrieri Employment Agreement.

Each director will hold office until his successor is elected and qualified. For fiscal 2010, Messrs. Wasserman, Leidesdorf and Nelson each received $125,000 in fees for services on board of directors. Mr. Wasserman received an additional $15,000 for services as chairman of the audit committee.

Directors receive only cash compensation, if applicable, and currently are not granted any options, units or other equity-based awards.

Intrieri Employment Agreement

Vincent J. Intrieri entered into an agreement dated as of December 31, 2004 (referred to as the Original Agreement) with Icahn Management, the General Partners, Icahn Associates Corp., or IAC, High River Limited Partnership, or High River, and each entity beneficially owned 100% by Mr. Icahn which has its offices at 767 Fifth Avenue, New York, New York 10153, for so long as it remains beneficially owned 100% by Mr. Icahn (referred to as the Icahn Entities) (IAC, High River and the Icahn Entities together being referred to as the Icahn Related Entities).

On August 8, 2007, (i) Icahn Management assigned the Original Agreement (as amended) to Icahn Management L.P., whereby Icahn Capital Management succeeded to Icahn Management’s obligations as the “Employer” thereunder and Icahn Management retained the liabilities and obligations arising prior to August 8, 2007 and (ii) Icahn Enterprises agreed to pay Mr. Intrieri any amounts that were not paid to him when due. On January 1, 2008, the Original Agreement (as amended) was further amended (as amended through such date, the Intrieri Employment Agreement) to, among other things, (a) substitute Icahn Capital as the “Employer” thereunder and (b) provide that Icahn Enterprises will be jointly and severally obligated for the obligations of Icahn Capital and the General Partners thereunder.

The term of the Intrieri Employment Agreement runs from January 1, 2005 until December 31, 2011 unless sooner terminated (referred to as the Term). Mr. Intrieri is employed to act as a senior executive officer with the title of Senior Managing Director. Mr. Intrieri has agreed to work for any or all of the Icahn Related

Entities for the aggregate consideration described below. In addition to the compensation described below, Mr. Intrieri is entitled to three weeks of paid vacation annually and participates in all benefit programs and plans for which he is eligible which are made available to all senior executive employees of Icahn Related Entities.

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

Prior to January 1, 2008, Icahn Management and Icahn Management L.P. provided administrative and back office services (referred to as the Services) to the Private Funds pursuant to management agreements.

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

Effective January 1, 2008, the Intrieri Employment Agreement was amended to provide that his former right to receive a 2.5% participation interest in management fees received by Icahn Management and Icahn Capital Management L.P. through December 31, 2007 (referred to as the Management Fee Participation) was terminated, and for all periods during the Term from and after January 1, 2008 he is entitled to receive, from the General Partners, 2.5% of their Special Profits Interest Allocations, if any.

Mr. Intrieri’s 2.5% interest in management fees and incentive allocations, and his 2.5% interest in the General Partners’ Special Profits Interest Allocations that replaced his 2.5% Management Fee Participation from January 1, 2008, (collectively referred to as his Profit Participation) were subject to vesting. Amounts equal to Mr. Intrieri’s Profit Participation as earned by or allocated to him are invested by the General Partners in the Onshore Fund and Offshore Master Funds and his Profit Participation includes all gains and losses earned thereon until such time as Mr. Intrieri chooses to receive any or all of the unpaid vested amounts of his Profit Participation. Mr. Intrieri’s Profit Participation (including the gains and losses thereon) was fully vested on December 31, 2009.

In addition, the portion of Mr. Intrieri’s Profit Participation consisting of his 2.5% Management Fee Participation was deferred until January 30, 2010 and was paid to him in fiscal 2010. The payment from Icahn Capital Management was $699,319. Each of Mr. Intrieri’s deferred Management Fee Participation was reported and disclosed in our applicable Director Compensation Tables in Part III of our Annual Reports on Form 10-K for the years in which the respective Management Fee Participation was payable to Mr. Intrieri and deferred by him.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters.

As of March 1, 2011, affiliates of Mr. Icahn, including High Coast Limited Partnership, a Delaware limited partnership, owned 78,454,899 of our depositary units, or approximately 92.6% of our outstanding depositary units. In light of this ownership position, the board of directors of Icahn Enterprises GP has determined that we are a “controlled company” for the purposes of the NYSE’s listing standards and therefore are not required to have a majority of independent directors or to have compensation and nominating committees consisting entirely of independent directors. Icahn Enterprises GP’s board of directors presently consists of three independent directors and the audit committee consists entirely of independent directors.

The affirmative vote of unitholders holding more than 75% of the total number of all depositary units then outstanding, including depositary units held by Icahn Enterprises GP and its affiliates, is required to remove Icahn Enterprises GP. Thus, since Mr. Icahn, through affiliates, holds approximately 92.6% of our depositary units outstanding, Icahn Enterprises GP will not be able to be removed pursuant to the terms of our partnership agreement without Mr. Icahn’s consent. Moreover, under the partnership agreement, the affirmative vote of Icahn Enterprises GP and unitholders owning more than 50% of the total number of all outstanding depositary units then held by unitholders, including affiliates of Mr. Icahn, is required to approve, among other things, selling or otherwise disposing of all or substantially all of our assets in a single sale or in a related series of multiple sales, our dissolution or electing to continue Icahn Enterprises in certain instances, electing a successor general partner, making certain amendments to the partnership agreement or causing us, in our capacity as sole limited partner of Icahn Enterprises Holdings, to consent to certain proposals submitted for the approval of the limited partners of Icahn Enterprises Holdings. Accordingly, as affiliates of Mr. Icahn hold in excess of 50% of the depositary units outstanding, Mr. Icahn, through affiliates, will have effective control over such approval rights.

The following table provides information, as of March 1, 2011, as to the beneficial ownership of the depositary units for each director of Icahn Enterprises GP and all directors and executive officers of Icahn Enterprises GP, as a group. Except for Messrs. Icahn and Ninivaggi, none of our named executive officers or directors beneficially owns any of our depositary units.

Name of Beneficial Owner	Beneficial Ownership of Depositary Units		Percent of Class
Carl C. Icahn(1)	78,454,899		92.6%
Daniel A. Ninivaggi	66,668	(2)	*
All directors and executive officers as a group (seven persons)	78,521,567		92.6%

(1)	Carl C. Icahn, through affiliates, is the beneficial owner of the 78,454,899 depositary units set forth above. The foregoing is exclusive of a 1.99% ownership interest which Icahn Enterprises GP holds by virtue of its 1% general partner interest in each of us and Icahn Enterprises Holdings.
(2)	Represents depositary units that Daniel A. Ninivaggi has the right to acquire upon the exercise of Class A options (33,334 depositary units) and Class B options (33,334 depositary units) within 60 days of March 1, 2011.
*	Less than one percent (1%)

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

During fiscal 2009, we paid four quarterly distributions to holders of our depositary units, each in the amount of $0.25 per depositary unit. Icahn Enterprises GP, as general partner, received its proportionate share of each distribution. On March 2, 2011, the board of directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the first quarter of fiscal 2011. The distribution will be paid on March 30, 2011 to depositary unitholders of record at the close of business on March 15, 2011.

The payment of future distributions will be determined by Icahn Enterprises GP’s board. In fiscal 2010, Icahn Enterprises GP was allocated approximately $4 million of our net earnings as a result of its combined 1.99% general partner interests in us and Icahn Enterprises Holdings.

Pursuant to registration rights agreements, Mr. Icahn and Mr. Ninivaggi have certain registration rights with regard to the depositary units beneficially owned by them.

Investments in the Private Funds

We may, on occasion, invest in securities in which entities affiliated with Mr. Icahn are also investing. Additionally, Mr. Icahn and his affiliated entities may also invest in securities in which Icahn Enterprises and its consolidated subsidiaries invest. Mr. Icahn and his affiliates (other than Icahn Enterprises and its affiliates), make investments in the Private Funds. These investments are not subject to special profits interest allocations or incentive allocations. As of December 31, 2010, the total of these investments were $2.1 billion.

Acquisition of Controlling Interests in American Railcar Industries, Inc.

On January 15, 2010, pursuant to a Contribution and Exchange Agreement (referred to as the ARI Contribution and Exchange Agreement) among Icahn Enterprises, Beckton Corp., a Delaware corporation (referred to as Beckton), Barberry Corp. (referred to as Barberry), Modal LLC, a Delaware limited liability company (referred to as Modal), and Caboose Holding LLC, a Delaware limited liability company (referred to as Caboose and, together with Beckton, Barberry and Modal, referred to collectively as the ARI Contributing Parties), the ARI Contributing Parties contributed to Icahn Enterprises 11,564,145 shares of common stock of ARI collectively owned by the ARI Contributing Parties for aggregate consideration consisting of 3,116,537 of our depositary units, subject to certain post-closing adjustments. On August 10, 2010, we issued 973,498 additional shares of our depositary units to the ARI Contributing Parties based on a post-closing adjustment formula. The transactions contemplated by the ARI Contribution and Exchange Agreement were authorized by the audit committee of the board of directors of Icahn Enterprises GP, our general partner, on January 11, 2010. The audit committee was advised by independent counsel and retained an independent financial advisor, which rendered a fairness opinion.

Acquisition of Controlling Interests in Viskase Companies, Inc.

On January 15, 2010, pursuant to a Contribution and Exchange Agreement (referred to as the Viskase Contribution and Exchange Agreement) among Icahn Enterprises, Beckton, Barberry, Koala Holding Limited Partnership, a Delaware limited partnership (referred to as Koala), High River Limited Partnership, a Delaware limited partnership (referred to as High River), and Meadow Walk Limited Partnership, a Delaware limited partnership (referred to as Meadow Walk and, together with Beckton, Barberry, Koala and High River, referred to collectively as the Viskase Contributing Parties, the Viskase Contributing Parties contributed to Icahn Enterprises 25,560,929 shares of common stock of Viskase collectively owned by the Viskase Contributing Parties for aggregate consideration consisting of 2,915,695 of our depositary units. The transactions contemplated by the Viskase Contribution and Exchange Agreement were authorized by the audit committee of the board of directors of Icahn Enterprises GP, on January 11, 2010. The Audit Committee was advised by independent counsel and retained an independent financial advisor, which rendered a fairness opinion.

Other Related Party Transactions

On April 1, 2010, Icahn Capital entered into a Co-Manager Agreement (the “Agreement”) with Brett Icahn, the son of Carl C. Icahn. As described elsewhere in this Annual Report on Form 10-K, Icahn Capital owns general partnership interests in the General Partners, acting as general partners of the Onshore Fund and the Offshore Master Funds managed and controlled by Carl C. Icahn. Pursuant to the Agreement, Brett Icahn serves as a “Portfolio Manager of the Sargon Portfolio”, functioning as a Co-Manager of a designated portfolio of assets of funds that are funded by the Existing Funds, as described therein. Subject to the terms of the Agreement, as of the earlier of Brett Icahn’s termination of employment for any reason, or March 31, 2013, if Brett Icahn continues to be employed on such date, he will be entitled to a one-time lump sum payment equal to 5.1% of the profit (as defined in the Agreement) generated by the portfolio over certain thresholds minus the cost of employee medical and other benefits paid by us on Brett Icahn’s behalf (the “Final Payment”). The term of the Agreement continues through March 31, 2013 unless terminated earlier pursuant to the terms of the Agreement. Other than the Final Payment, Brett Icahn is not entitled to receive from us any other compensation (including any salary or bonus) in respect of services provided pursuant to the Agreement.

Prior to August 8, 2007, Icahn Management, an affiliate of ours, elected to defer most of the management fees from the Private Funds and such amounts remain invested in the Offshore Funds. At December 31, 2010, the balance of the deferred management fees payable by Icahn Fund Ltd. to Icahn Management was $143 million.

In fiscal 2010, we paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Carl C. Icahn (collectively, “Icahn Affiliates”), including accounting, administrative, investment, legal and tax services. Under a separate expense-sharing agreement, we have charged Icahn Affiliates $3 million for such services in fiscal 2010.

In addition, effective January 1, 2008, certain expenses borne by Icahn Capital are reimbursed by Icahn Affiliates, as appropriate, when such expenses are incurred. The expenses include investment-specific expenses for investments acquired by both the Private Funds and Icahn Affiliates that are allocated based on the amounts invested by each party, as well as investment management-related expenses that are allocated based on estimated usage agreed upon by Icahn Capital and Icahn Affiliates. For fiscal 2010, these reimbursement amounts were $2 million.

In fiscal 2010, we paid Icahn Associates Corp., an affiliate of ours, approximately $2 million for the non-exclusive use of office space.

In fiscal 2010, we paid approximately $1 million to XO Holdings, Inc., an affiliate of ours, for telecommunication services.

In fiscal 2010, ARI had certain agreements with ACF Industries LLC, or ACF, a company controlled by Mr. Icahn. Pursuant to such agreements, during fiscal 2010 ARI purchased $1.0 million of railcar components and $0.9 million of certain assets from ACF.

In fiscal 2010, ARI had certain agreements with American Railcar Leasing LLC, or ARL, a company controlled by Mr. Icahn. Pursuant to such agreements, revenues recorded by ARI for fiscal 2010 were $81.9 million for railcars sold to and $15 million for fleet services provided to ARL. During fiscal 2010, ARI paid ARL $0.6 million for certain information technology and administrative services.

As of December 31, 2010, ARI had accounts receivable of $5 million due from ACF and ARL.

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

Partnership Provisions Concerning Property Management

Icahn Enterprises GP and its affiliates may receive fees in connection with the acquisition, sale, financing, development, construction, marketing and management of new properties acquired by us. As development and other new properties are acquired, developed, constructed, operated, leased and financed, Icahn Enterprises GP or its affiliates may perform acquisition functions, including the review, verification and analysis of data and documentation with respect to potential acquisitions, and perform development and construction oversight and other land development services, property management and leasing services, either on a day-to-day basis or on an asset management basis, and may perform other services and be entitled to fees and reimbursement of expenses relating thereto, provided the terms of such transactions are in accordance with our partnership agreement. It is not possible to state precisely what role, if any, Icahn Enterprises GP or any of its affiliates may have in the acquisition, development or management of any new investments. Consequently, it is not possible to state the amount of the income, fees or commissions Icahn Enterprises GP or its affiliates might be paid in connection therewith since the amount thereof is dependent upon the specific circumstances of each investment, including the nature of the services provided, the location of the investment and the amount customarily paid in such locality for such services. Subject to the specific circumstances surrounding each transaction and the overall fairness and reasonableness thereof to us, the fees charged by Icahn Enterprises GP and its affiliates for the services described below generally will be within the ranges set forth below:

•	Property Management and Asset Management Services. To the extent that we acquire any properties requiring active management (e.g., operating properties that are not net-leased) or asset management services, including on-site services, we may enter into fee-paying management or other arrangements with Icahn Enterprises GP or its affiliates.
•	Brokerage and Leasing Commissions. We also may pay affiliates of Icahn Enterprises GP real estate brokerage and leasing commissions (which generally may range from 2% to 6% of the purchase price or rentals depending on location; this range may be somewhat higher for problem properties or lesser-valued properties).
•	Lending Arrangements. Icahn Enterprises GP or its affiliates may lend money to, or arrange loans for, us. Fees payable to Icahn Enterprises GP or its affiliates in connection with such activities

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

No fees were paid under these provisions during fiscal 2010.

Director Independence

We believe that Messrs Leidesdorf, Nelson and Wasserman are “independent” as defined in the currently applicable listing standards of the NYSE. Messrs Leidesdorf, Nelson and Wasserman serve as members of our audit committee. The board of directors of Icahn Enterprises GP has determined that we are a “controlled company” for the purposes of the NYSE’s listing standards and therefore are not required to have a majority of independent directors or to have compensation and nominating committees consisting entirely of independent directors. A majority of the members of Icahn Enterprises GP’s board of directors are independent and the audit committee consists entirely of these independent directors.

Item 14. Principal Accountant Fees and Services.

We incurred $4,709,000 and $2,707,000 in audit fees and expenses from Grant Thornton LLP for fiscal 2010 and fiscal 2009, respectively. We include in the category of audit fees services such services related to audit of annual consolidated financial statements and internal controls, review of quarterly financial statements, review of reports filed with the SEC and other services, including services related to consents and registration statements filed with the SEC.

We incurred $230,000 in audit-related fees and expenses from Grant Thornton LLP for fiscal 2010 relating primarily to services provided in connection with offering memorandums. We did not incur any audit-related fees in fiscal 2009.

In accordance with Icahn Enterprises’ Amended and Restated Audit Committee Charter adopted on March 12, 2004, the audit committee is required to approve in advance any and all audit services and permitted non-audit services provided to Icahn Enterprises and its consolidated subsidiaries by its independent auditors (subject to the de minimis exception of Section 10A (i) (1) (B) of the ’34 Act), all as required by applicable law or listing standards. All of the fees in fiscal 2010 and fiscal 2009 were pre-approved by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements:

The following financial statements of Icahn Enterprises L.P., and subsidiaries, are included in Part II, Item 8 of this report:

(a)(2) Financial Statement Schedules:

Page Number
Schedule I — Condensed Financial Information of Parent	232

All other financial statement schedules have been omitted because the required financial information is not applicable, immaterial or the information is shown in the financial statements or notes thereto.

(a)(3) Exhibits:

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this Annual Report on Form 10-K is set forth in the Exhibit Index.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED BALANCE SHEETS
December 31, 2010 and 2009

	December 31,
	2010	2009
	(In Millions, Except Unit Amounts)
ASSETS
Investments in subsidiaries, net	$6,367	$4,926
Deferred financing costs	12	7
Total Assets	$6,379	$4,933
LIABILITIES AND EQUITY
Accrued interest expense	$96	$34
Debt	3,100	1,929
Preferred limited partner units	—	136
	3,196	2,099
Commitments and contingencies (Note 3)
Equity:
Limited partners:
Depositary units: 92,400,000 authorized; issued 85,865,619 and 75,912,797 at December 31, 2010 and 2009, respectively; outstanding 84,728,419 and 74,775,597 at December 31, 2010 and 2009, respectively	3,477	2,828
General partner	(282)	18
Treasury units, at cost	(12)	(12)
Total equity	3,183	2,834
Total Liabilities and Equity	$6,379	$4,933

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010, 2009 and 2008

	Year Ended December 31,
	2010	2009	2008
	(In Millions)
Interest expense	$(192)	$(136)	$(136)
Other expense	(40)	(1)	—
Equity in earnings of subsidiaries	431	390	110
Net income (loss)	$199	$253	$(26)
Net income (loss) allocable to:
Limited partners	$195	$229	$(57)
General partner	4	24	31
	$199	$253	$(26)

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009 and 2008

	Year Ended December 31,
	2010	2009	2008
	(In Millions)
Cash flows from operating activities:
Net income (loss)	$199	$253	$(26)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Preferred LP unit interest expense	2	6	6
Amortization of deferred financing costs	2	2	2
Amortization of debt discount	1	2	2
Equity in earnings of subsidiary	(431)	(390)	(110)
Net cash used in operating activities	(227)	(127)	(126)
Cash flows from investing activities:
Net investment in and advances from subsidiary	(871)	203	195
Net cash (used in) provided by investing activities	(871)	203	195
Cash flows from financing activities:
Partnership distributions	(84)	(76)	(71)
General partner contribution	3	—	2
Proceeds from borrowings	2,499	—	—
Repayments of borrowings	(1,320)	—	—
Net cash provided by (used in) financing activities	1,098	(76)	(69)
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—

1. Description of Business and Basis of Presentation

Icahn Enterprises, L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), our sole general partner, which is owned and controlled by Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of December 31, 2010, Icahn Enterprises Holdings is engaged in the following continuing operating businesses: Investment Management, Automotive, Gaming, Railcar, Food Packaging, Metals, Real Estate and Home Fashion.

The condensed financial statements of Icahn Enterprises should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.

2. Long-Term Debt

See Note 12, “Debt,” to the consolidated financial statements located in Part II, Item 8 of this Annual Report on Form 10-K. Parent company debt is reported gross in the condensed financial statements whereas it appears in our Annual Report on Form 10-K for fiscal 2010 net of $44 million as of December 31, 2010 and 2009, of principal amount purchased in fiscal 2008 that is held by an Icahn Enterprises subsidiary.

Debt consists of the following (in millions):

	December 31,
	2010	2009
Senior unsecured variable rate convertible notes due 2013	$600	$600
Senior unsecured 8% notes due 2018	1,450	—
Senior unsecured 7.75% notes due 2016	1,050	—
Senior unsecured 7.125% notes due 2013	—	977
Senior unsecured 8.125% notes due 2012	—	352
Total debt	$3,100	$1,929

3. Commitments and Contingencies

See Note 21, “Commitments and Contingencies,” to the consolidated financial statements located in Part II, Item 8 of this Annual Report on Form 10-K.

4. Preferred Limited Partner Units

See Note 15, “Preferred Limited Partner Units,” to the consolidated financial statements located in Part II, Item 8 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Icahn Enterprises L.P.
By: Icahn Enterprises G.P. Inc., its General Partner
By /s/ Daniel A. Ninivaggi Daniel A. Ninivaggi President and Principal Executive Officer
Date: March 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Daniel A. Ninivaggi Daniel A. Ninivaggi	President and Principal Executive Officer	March 7, 2011
/s/ Dominick Ragone Dominick Ragone	Chief Financial Officer	March 7, 2011
/s/ Jack G. Wasserman Jack G. Wasserman	Director	March 7, 2011
/s/ William A. Leidesdorf William A. Leidesdorf	Director	March 7, 2011
/s/ James L. Nelson James L. Nelson	Director	March 7, 2011
/s/ Vincent J. Intrieri Vincent J. Intrieri	Director	March 7, 2011
/s/ Carl C. Icahn Carl C. Icahn	Chairman of the Board	March 7, 2011

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of December 15, 2010, by and among Dynegy, Inc., IEH Merger Sub LLC and IEP Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 17, 2010.
3.1	Certificate of Limited Partnership of Icahn Enterprises L.P., f/k/a American Real Estate Partners, L.P. (“Icahn Enterprises”) dated February 17, 1987, as thereafter amended from time to time (incorporated by reference to Exhibit 3.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on September 20, 2007).
3.2	Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated May 12, 1987 (incorporated by reference to Exhibit 3.2 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).
3.3	Amendment No. 6 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated December 17, 2007 (incorporated by reference to Exhibit 99.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 21, 2007).
3.4	Amendment No. 5 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated September 17, 2007 (incorporated by reference to Exhibit 99.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 21, 2007).
3.5	Amendment No. 4 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated June 29, 2005 (incorporated by reference to Exhibit 3.1 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2005 (SEC File No. 1-9516), filed on June 30, 2005).
3.6	Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated May 9, 2002 (incorporated by reference to Exhibit 3.8 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2002 (SEC File No. 1-9516), filed on March 31, 2003).
3.7	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated August 16, 1996 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K SEC Filene. 1-9516), filed on August 16, 1996).
3.8	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated February 22, 1995 (incorporated by reference to Exhibit 3.3 to Icahn Enterprises’ Form 10-K for the year ended December 31, 1994 (SEC File No. 1-9516), filed on March 31, 1995).
3.9	Certificate of Limited Partnership of Icahn Enterprises Holdings L.P., f/k/a American Real Estate Holdings Limited Partnership (“Icahn Enterprises Holdings”), dated February 17, 1987, as amended pursuant to the First Amendment thereto, dated March 10, 1987 (incorporated by reference to Exhibit 3.5 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004, as further amended pursuant to the Certificate of Amendment thereto, dated September 17, 2007 (incorporated by reference to Exhibit 3.9 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2007 (SEC File No. 1-9516), filed on March 17, 2008).
3.10	Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated as of July 1, 1987 (incorporated by reference to Exhibit 3.5 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).
3.11	Amendment No. 4 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated September 17, 2007 (incorporated by reference to Exhibit 3.11 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2007 (SEC File No. 1-9516), filed on March 17, 2008).

3.12	Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated June 29, 2005 (incorporated by reference to Exhibit 3.2 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2005 (SEC File No. 1-9516), filed on June 30, 2005).
3.13	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated June 14, 2002 (incorporated by reference to Exhibit 3.9 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2002 (SEC File No. 1-9516), filed on March 31, 2003).
3.14	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated August 16, 1996 (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on August 16, 1996).
4.1	Depositary Agreement among Icahn Enterprises, Icahn Enterprises G.P. Inc., f/k/a American Property Investors, Inc. (“Icahn Enterprises GP”) and Registrar and Transfer Company, dated as of July 1, 1987 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).
4.2	Amendment No. 1 to the Depositary Agreement dated as of February 22, 1995 (incorporated by reference to Exhibit 4.2 to Icahn Enterprises’ Form 10-K for the year ended December 31, 1994 (SEC File No. 1-9516), filed on March 31, 1995).
4.3	Form of Transfer Application (incorporated by reference to Exhibit 4.4 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).
4.4	Specimen Depositary Receipt (incorporated by reference to Exhibit 4.3 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).
4.5	Specimen Certificate representing preferred units (incorporated by reference to Exhibit 4.9 to Icahn Enterprises’ Form S-3 (SEC File No. 33-54767), filed on February 22, 1995).
4.6	Registration Rights Agreement between Icahn Enterprises and X LP (now known as High Coast Limited Partnership) (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).
4.7	Registration Rights Agreement, dated June 30, 2005 between Icahn Enterprises and Highcrest Investors Corp., Amos Corp., Cyprus, LLC and Gascon Partners (incorporated by reference to Exhibit 10.6 to Icahn Enterprises’ Form 10-Q (SEC File No. 1-9516), filed on August 9, 2005), as amended by Amendment No. 1 thereto, dated as of August 8, 2007 (incorporated by reference to Exhibit 10.5 to Icahn Enterprises’ Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).
10.1	Amended and Restated Agency Agreement (incorporated by reference to Exhibit 10.12 to Icahn Enterprises’ Form 10-K for the year ended December 31, 1994 (SEC File No. 1-9516), filed on March 31, 1995).
10.2	Indenture, dated as of January 15, 2010, among Icahn Enterprises, Icahn Enterprises Finance Corp., (“Icahn Enterprises Finance”), Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust Company, as Trustee relating to the 7¾% Senior Notes Due 2016 and the 8% Senior Notes Due 2018 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 15, 2010).
10.3	Registration Rights Agreement, dated January 15, 2010, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 15, 2010).

10.4	Contribution and Exchange Agreement, dated January 12, 2010, among Icahn Enterprises, Beckton Corp., Barberry Corp., Modal LLC and Caboose Holding, LLC (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 15, 2010).
10.5	Contribution and Exchange Agreement, dated January 12, 2010, among Icahn Enterprises, Beckton Corp., Barberry Corp., Koala Holding Limited Partnership, High River Limited Partnership and Meadow Walk Limited Partnership (incorporated by reference to Exhibit 10.3 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 15, 2010).
10.6	Equity Commitment Agreement, dated June 23, 2005, by and among WS Textile Co., Inc., Textile Holding, Icahn Enterprises Holdings and Aretex LLC (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on July 1, 2005).
10.7	Rights Offering Sponsor Agreement, dated June 23, 2005, by and between WS Textile Co., Inc. and Icahn Enterprises Holdings (incorporated by reference to Exhibit 10.3 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on July 1, 2005).
10.8	Undertaking, dated November 20, 1998, by Starfire Holding Corporation, for the benefit of Icahn Enterprises and its subsidiaries (incorporated by reference to Exhibit 10.42 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2005 (SEC File No. 1-9516), filed on March 16, 2006).
10.9	Loan and Security Agreement, dated as of June 16, 2006, among WestPoint Home, Inc., as the Borrower, the Lenders from time to time party thereto, and Bank of America, N.A., as the Administrative Agent (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9156), filed on June 22, 2006).
10.10	Exclusivity Agreement and Letter of Intent, dated September 7, 2006, by and among Icahn Enterprises, Icahn Enterprises Holdings and Riata Energy, Inc. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on September 8, 2006).
10.11	Subscription and Standby Commitment Agreement, dated as of December 7, 2006, by and among WestPoint International, Inc. and Icahn Enterprises Holdings (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 8, 2006).
10.12	Registration Rights Agreement, dated January 17, 2007, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies & Company, Inc., as the Initial Purchaser (incorporated by reference to Exhibit 4.3 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 19, 2007).
10.13	Securities Purchase Agreement, dated April 4, 2007, by and among Icahn Enterprises and the Initial Buyers (incorporated by reference to Exhibit 10.41 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on April 5, 2007).
10.14	Registration Rights Agreement, dated April 4, 2007, by and among Icahn Enterprises and the Initial Buyers (incorporated by reference to Exhibit 10.42 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on April 5, 2007).
10.15	Form of Indenture, dated April 5, 2007, by and among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 10.43 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on April 5, 2007).
10.16	Form of Variable Rate Senior Convertible Notes due 2013 (incorporated by reference to Exhibit 10.44 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on April 17, 2007).
10.17	Membership Interest Purchase Agreement, dated April 22, 2007, by and between W2007/ACEP Holdings, LLC and American Entertainment Properties Corp. (incorporated by reference to Exhibit 10.45 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on April 24, 2007), as amended by the Second Amendment thereto, dated February 8, 2008 (incorporated by reference to Exhibit 10.46 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on February 11, 2008).

10.18	Contribution and Exchange Agreement by and among Icahn Enterprises, CCI Offshore Corp., CCI Onshore Corp., Icahn Management LP and Carl C. Icahn (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).
10.19	Employment Agreement by and among Icahn Enterprises, Icahn Capital Management LP and Carl C. Icahn (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).
10.20	Non-Competition Agreement by and between Icahn Enterprises and Carl C. Icahn (incorporated by reference to Exhibit 10.3 to Icahn Enterprises’ Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).
10.21	Covered Affiliate and Shared Expenses Agreement by and among Icahn Enterprises, Icahn Partners LP, Icahn Fund Ltd., Icahn Fund II Ltd., Icahn Fund III Ltd., Icahn Partners Master Fund L.P., Icahn Partners Master Fund II L.P., Icahn Partners Master Fund III L.P., Icahn Cayman Partners, L.P. and Icahn Partners Master Fund II Feeder LP (incorporated by reference to Exhibit 10.4 to Icahn Enterprises’ Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).
10.22	Stock Purchase Agreement, dated as of November 5, 2007, by and among Cloud Holding LLC, Icahn Enterprises Holdings, Arnos Corp, Philip Services Corporation and PSC Metals Inc. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 1-9516), filed on November 9, 2007).
10.23	Carl C. Icahn Amendment Agreement (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.24	Keith A. Meister Employment Agreement effective as of January 1, 2010 by and between Icahn Enterprises, Icahn Capital L.P. and Keith Meister (incorporated by reference to Exhibit 10.32 to Icahn Enterprises’ Form 10-K (SEC File No. 1-9516), filed on March 3, 2010).
10.25	Keith A. Meister Employment Agreement effective as of June 1, 2009 by and between Icahn Enterprises, Icahn Capital L.P. and Keith Meister (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on May 22, 2009), as amended March 1, 2010 effective as of January 1, 2010.
10.26	Amended Keith A. Meister Employment Agreement (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008); June 1, 2005 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.3 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008); January 1, 2006 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.4 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008); March 14, 2006 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.5 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008); April 11, 2006 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.6 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008); February 1, 2007 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.7 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008; April 19, 2007 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.8 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008); First August 8, 2007 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.9 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008); Second August 8, 2007 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.10 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008); Keith A. Meister Amendment Agreement (incorporated by reference to Exhibit 10.11 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.27	Amended Vincent J. Intrieri Employment Agreement (incorporated by reference to Exhibit 10.12 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).

10.28	February 1, 2007 Vincent J. Intrieri Amendment (incorporated by reference to Exhibit 10.13 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.29	April 19, 2007 Vincent J. Intrieri Amendment (incorporated by reference to Exhibit 10.14 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.30	First August 8, 2007 Vincent J. Intrieri Amendment (incorporated by reference to Exhibit 10.15 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.31	Second August 8, 2007 Vincent J. Intrieri Amendment (incorporated by reference to Exhibit 10.16 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.32	Vincent J. Intrieri Amendment Agreement (incorporated by reference to Exhibit 10.17 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.33	Stock Purchase Agreement by and among Icahn Enterprises Holdings, IEH FM Holdings LLC, Barberry Corp. and Thornwood Associates Limited Partnership, dated July 3, 2008 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on July 3, 2008).
10.34	Employment Agreement of Dominick Ragone, dated as of May 1, 2008 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on July 29, 2008). Employment Agreement of Dominick Ragone, dated December 31, 2010 (effective January 1, 2011), superseding and replacing the employment agreement entered into by the parties thereto dated May 1, 2008 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 3, 2011).
10.35	Tender and Support Agreement, dated as of October 6, 2008, by and among Icahn Enterprises Holdings L.P. and Eli Lilly and Company (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on October 9, 2008).
10.36	Contribution and Exchange Agreement by and among Icahn Enterprises, Barberry Corp. and Thornwood Associates Limited Partnership, dated December 2, 2008 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 3, 2008).
10.37	Employment Agreement of Daniel A. Ninivaggi, dated as of February 11, 2010 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on February 18, 2010).
10.38	Class A Option Agreement of Daniel A. Ninivaggi (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on February 18, 2010).
10.39	Class B Option Agreement of Daniel A. Ninivaggi (incorporated by reference to Exhibit 10.3 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on February 18, 2010).
10.40	Support Agreement, dated as of December 15, 2010, by and among Dynegy Inc., High River Limited Partnership, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 7, 2010).
12.1	Ratio of earnings to fixed charges.
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 99.2 to Icahn Enterprises’ Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 1-9516), filed on November 9, 2004).
18.1	Preferability letter received from Grant Thornton LLP, dated November 7, 2007 (incorporated by reference to Exhibit 18.1 to Icahn Enterprises’ Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 1-9516), filed on November 9, 2007).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Grant Thornton LLP.
23.2	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.