Form 10-Q
period 2011-03-31
ICAHN ENTERPRISES L.P.
filed 2011-05-05
CIK 813762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2011

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

(212) 702-4300
(Registrant's Telephone Number, Including Area Code)

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
Yes ☐ No ☒
As of May 2, 2011, there were 84,728,419 depositary units outstanding.

ICAHN ENTERPRISES L.P.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

  CONSOLIDATED BALANCE SHEETS
 (In millions, except unit amounts)

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)
Cash and cash equivalents	$2,669	$2,963
Cash held at consolidated affiliated partnerships and restricted cash	3,892	2,174
Investments	8,426	7,470
Accounts receivable, net	1,449	1,285
Due from brokers	31	50
Inventories, net	1,274	1,163
Property, plant and equipment, net	3,527	3,455
Goodwill	1,133	1,129
Intangible assets, net	984	999
Other assets	918	650
Total Assets	$24,303	$21,338
LIABILITIES AND EQUITY
Accounts payable	$952	$844
Accrued expenses and other liabilities	1,688	1,931
Securities sold, not yet purchased, at fair value	2,892	1,219
Redemptions payable	1,861	346
Due to brokers	1,627	1,323
Post-employment benefit liability	1,282	1,272
Debt	7,110	6,509
Total liabilities	17,412	13,444

Commitments and contingencies (Note 19)

Equity:
Limited partners: Depositary units: 92,400,000 authorized; issued 85,865,619 at March 31, 2011 and December 31, 2010; outstanding 84,728,419 at March 31, 2011 and December 31, 2010	3,761	3,477
General partner	(276)	(282)
Treasury units at cost: 1,137,200 depositary units	(12)	(12)
Equity attributable to Icahn Enterprises	3,473	3,183
Equity attributable to non-controlling interests	3,418	4,711
Total Equity	6,891	7,894
Total Liabilities and Equity	$24,303	$21,338

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS
 (In millions, except per unit amounts)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Revenues:
Net sales	$2,257	$1,870
Revenues from other operations	186	28
Net gain (loss) from investment activities	617	(1)
Interest and dividend income	35	68
Other income (loss), net	9	(50)
	3,104	1,915
Expenses:
Cost of goods sold	1,925	1,575
Other expenses from operations	98	20
Selling, general and administrative	355	274
Restructuring	3	4
Impairment	—	4
Interest expense	109	95
	2,490	1,972
Income (loss) before income tax (expense) benefit	614	(57)
Income tax (expense) benefit	(18)	7
Net income (loss)	596	(50)
Less: net income attributable to non-controlling interests	(356)	(15)
Net income (loss) attributable to Icahn Enterprises	$240	$(65)

Net income (loss) attributable to Icahn Enterprises allocable to:
Limited partners	$235	$(64)
General partner	5	(1)
	$240	$(65)

Basic income (loss) per LP unit	$2.76	$(0.80)
Basic weighted average LP units outstanding	85	80

Diluted income (loss) per LP unit	$2.68	$(0.80)
Diluted weighted average LP units outstanding	90	80

Cash distributions declared per LP unit	$0.25	$0.25

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF CHANGES
 IN EQUITY AND COMPREHENSIVE INCOME
(In millions)

	Equity Attributable to Icahn Enterprises
			Held in Treasury
	General Partner's Equity (Deficit)	Limited Partners' Equity	Amount	Units	Total Partners' Equity	Non-controlling Interest	Total Equity
	(Unaudited)
Balance, December 31, 2010	$(282)	$3,477	$(12)	1	$3,183	$4,711	$7,894
Comprehensive income:
Net income	5	235	—	—	240	356	596
Post-employment benefits, net of tax	—	1	—	—	1	—	1
Hedge instruments, net of tax	—	4	—	—	4	1	5
Translation adjustments and other, net of tax	1	63	—	—	64	23	87
Comprehensive income	6	303	—	—	309	380	689
Partnership distributions	—	(21)	—	—	(21)	—	(21)
Investment Management distributions	—	—	—	—	—	(1,817)	(1,817)
Change in subsidiary equity and other	—	2	—	—	2	144	146
Balance March 31, 2011	$(276)	$3,761	$(12)	1	$3,473	$3,418	$6,891

Accumulated other comprehensive loss was $504 and $597 at March 31, 2011 and December 31, 2010, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$596	$(50)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment (gains) losses	(617)	1
Purchases of securities	(1,405)	(1,171)
Proceeds from sales of securities	1,114	922
Purchases to cover securities sold, not yet purchased	(51)	(719)
Proceeds from securities sold, not yet purchased	1,669	33
Net premiums received (paid) on derivative contracts	18	(43)
Changes in receivables and payables relating to securities transactions	74	(394)
Depreciation and amortization	110	110
Other, net	(14)	35
Changes in cash held at consolidated affiliated partnerships and restricted cash	(1,718)	938
Changes in other operating assets and liabilities	(223)	(52)
Net cash used in operating activities	(447)	(390)
Cash flows from investing activities:
Capital expenditures	(115)	(166)
Acquisitions of businesses	(31)	—
Other, net	7	(7)
Net cash used in investing activities	(139)	(173)
Cash flows from financing activities:
Investment management equity:
Capital subscriptions received in advance	—	46
Capital distributions to non-controlling interests	(302)	(50)
Capital contributions by non-controlling interests	—	173
Partnership contributions	—	5
Partnership distributions	(21)	(20)
Proceeds from issuance of senior unsecured notes	—	1,987
Proceeds from other borrowings	602	65
Repayments of borrowings	(9)	(1,357)
Other, net	1	(26)
Net cash provided by financing activities	271	823
Effect of exchange rate changes on cash and cash equivalents	19	(21)
Net (decrease) increase in cash and cash equivalents	(296)	239
Net change in cash of assets held for sale	2	—
Cash and cash equivalents, beginning of period	2,963	2,256
Cash and cash equivalents, end of period	$2,669	$2,495
Supplemental information:
Cash payments for interest, net of amounts capitalized	$162	$51
Net cash payments for income taxes	$24	$12
Net unrealized gains (losses) on available-for-sale securities	$1	$(4)
Redemptions payable to non-controlling interests	$1,861	$70
LP unit issuance to purchase majority interests in ARI and Viskase	$—	$273
LP unit issuance to settle preferred LP unit redemptions	$—	$138

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

1.	Description of Business and Basis of Presentation.
General
Icahn Enterprises L.P. (“Icahn Enterprises” or the “Company”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), our sole general partner, which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of March 31, 2011, affiliates of Mr. Icahn owned 78,454,899 of our depositary units which represented approximately 92.6% of our outstanding depositary units. As further discussed in Note 13, “Preferred Limited Partner Units,” on March 31, 2010 we redeemed all of our outstanding preferred units.
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment Management, Automotive, Gaming, Railcar, Food Packaging, Metals, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the Holding Company. Further information regarding our continuing reportable segments is contained in Note 2, “Operating Units,” and Note 15, “Segment Reporting.”
The accompanying consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“fiscal 2010”). The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature. Certain reclassifications from the prior year presentation have been made to conform to the current year presentation.
 Our consolidated financial statements include the accounts of (i) Icahn Enterprises and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises, in addition to those entities in which we have a controlling interest as a general partner interest or in which we are the primary beneficiary of a variable interest entity (“VIE”). In evaluating whether we have a controlling financial interest in entities in which we would consolidate, we consider the following: (1) for voting interest entities, we consolidate these entities in which we own a majority of the voting interests; (2) for VIEs that are not subject to the deferral provisions described below in the section entitled, “Adoption of New Accounting Standards,” we consolidate these entities in which we are considered the primary beneficiary because we (i) have the direct or indirect ability through voting rights or similar rights to make decisions about the VIE's activities that have a significant effect on its success and (ii) absorb the majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both (see Note 4, “Investments and Related Matters,” for further discussion regarding our VIEs); and (3) for limited partnership entities that are not considered VIEs, we consolidate these entities if we are the general partner of such entities and for which no substantive kick-out rights (the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general partners are collectively referred to as “kick-out” rights) or participating rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.
 We conduct and plan to continue to conduct our activities in such a manner as not to be deemed an investment company under the Investment Company Act of 1940, as amended (the “'40 Act”). Therefore, no more than 40% of our total assets can be invested in investment securities, as such term is defined in the '40 Act. In addition, we do not invest or intend to invest in securities as our primary business. We intend to structure our investments to continue to be taxed as a partnership rather than as a corporation under the applicable publicly traded partnership rules of the Internal Revenue Code, as amended (the “Code”).
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
MARCH 31, 2011

to be reasonable estimates of their fair values because of their short-term nature.
See Note 4, “Investments and Related Matters,” and Note 5, “Fair Value Measurements,” for a detailed discussion of our investments.
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of March 31, 2011 are approximately $7.1 billion and $7.3 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2010 was approximately $6.5 billion and $6.1 billion, respectively.
Restricted Cash
Our restricted cash balance was approximately $3.3 billion and $1.6 billion as of March 31, 2011 and December 31, 2010, respectively.
Adoption of New Accounting Standards
In December 2009, the Financial Accounting Standards Board ("FASB") issued amended standards for determining whether to consolidate a VIE. This new standard affects all entities currently within the scope of the Consolidation Topic of the FASB Accounting Standards Codification ("FASB ASC"), as well as qualifying special-purpose entities that are currently excluded from the scope of the Consolidation Topic of the FASB ASC. This new standard amends the evaluation criteria to identify the primary beneficiary of the VIE and requires ongoing reassessment of whether an enterprise is the primary beneficiary of such VIEs. This new standard is effective as of the beginning of the first fiscal year beginning after November 15, 2009. The adoption of this new standard did not have a material impact on our financial condition, results of operations and cash flows. As discussed below, we determined that certain entities within our Investment Management segment met the deferral criteria and we will therefore be deferring the application of this new guidance for these applicable entities.
In February 2010, the FASB issued new guidance which amended the consolidation requirement discussed above. This amendment deferred consolidation requirements for a reporting entity's interest in an entity if the reporting entity (1) has all the attributes of an investment company or (2) represents an entity for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could be potentially significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities or entities formerly considered special-purpose entities. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of VIEs or other applicable consolidation guidance, such as the consolidation of partnerships. Entities are required, however, to provide disclosures for all VIEs in which they hold a variable interest. This includes variable interests in entities that qualify for the deferral but are considered VIEs under the prior accounting provisions. This new guidance is effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. We determined that certain entities within our Investment Management segment met the deferral provisions of this new guidance. Accordingly, these entities within our Investment Management segment will continue to be subject to the overall guidance on the consolidation of VIEs prior to the new standard described above or other applicable consolidation guidance, such as the consolidation of partnerships. See Note 4, “Investments and Related Matters - Investments in Variable Interest Entities,” for further discussion.
Filing Status of Subsidiaries
Federal-Mogul Corporation (“Federal-Mogul”), American Railcar Industries, Inc. (“ARI”) and Tropicana Entertainment Inc. (“Tropicana”) are each a reporting entity under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and file annual, quarterly and current reports and proxy and information statements. Each of these reports is publicly available at www.sec.gov.

2.	Operating Units.
Investment Management
Icahn Onshore LP (the “Onshore GP”) and Icahn Offshore LP (the “Offshore GP” and, together with the Onshore GP, the “General Partners”) act as general partner of Icahn Partners LP (the “Onshore Fund”) and the Offshore Master Funds (as defined herein), respectively. The General Partners do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds (as defined below) are offered only to certain sophisticated and qualified investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available. The “Offshore

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

Master Funds” consist of (i) Icahn Partners Master Fund LP ("Master Fund I"), (ii) Icahn Partners Master Fund II LP ("Master Fund II") and (iii) Icahn Partners Master Fund III LP ("Master Fund III"). The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the “Investment Funds.” In addition, as discussed elsewhere in this Quarterly Report on Form 10-Q, the “Offshore Funds” consist of (i) Icahn Fund Ltd., (ii) Icahn Fund II Ltd. and (iii) Icahn Fund III Ltd. The Offshore GP also acts as general partner of a fund formed as a Cayman Islands exempted limited partnership that invests in the Offshore Master Funds. This fund, together with other funds that also invest in the Offshore Master Funds, constitute the “Feeder Funds” and, together with the Investment Funds, are referred to herein as the “Private Funds.”
Our Investment Management segment's revenues are affected by the combination of fee-paying assets under management (“AUM”) and the investment performance of the Private Funds. The General Partners are entitled to receive an incentive allocation and special profits interest allocation from the Investment Funds which are accrued on a quarterly basis and are allocated to the General Partners at the end of the Investment Funds' fiscal year (or sooner on redemptions) assuming there are sufficient net profits to cover such amounts. Such quarterly accruals may be reversed as a result of subsequent investment performance prior to the date of such allocation. As a result of the return of fee-paying capital as described below, no further incentive allocations or special profits interest allocations will accrue for periods subsequent to March 31, 2011.
As more fully disclosed in a letter to investors in the Private Funds filed with the SEC on Form 8-K on March 7, 2011, the Private Funds will be returning all fee-paying capital to its investors as of March 31, 2011. Payments will be funded through cash on hand and borrowings under existing credit lines. See Note 4, "Investments and Related Matters-Investment Management," for further discussion regarding this reconsideration event and its consolidation impact.
Our interest in the Investment Funds, including earned incentive allocations and special profits interest allocation from prior periods that were retained in the Investment Funds, was $2.8 billion and $2.6 billion as of March 31, 2011 and December 31, 2010, respectively, for which no special profits interest allocation or incentive allocations are applicable. These investments and related earnings are reflected in the consolidated Private Funds' net assets and earnings.
As of March 31, 2011, the full Target Special Profits Interest Amount was $9 million, which is comprised of a Target Special Profits Interest Amount of $8 million for the three months ended March 31, 2011 and a hypothetical return of $1 million on the full Target Special Profits Interest Amount from the Investment Funds. As a result of the return of fee-paying capital as described above, the full Target Special Profits Interest Amount of $9 million at March 31, 2011 was allocated to the General Partners at March 31, 2011. As of March 31, 2010, the full Target Special Profits Interest Amount was $12 million, including a Target Special Profits Interest Amount for the first three months of fiscal 2010 and a hypothetical return on the full Target Special Profits Interest Amount from the Investment Funds. Of the full Target Special Profits Interest Amount as of March 31, 2010, $11 million was accrued as a special profits interest allocation for the first quarter of fiscal 2010.
Incentive allocations were $7 million for the three months ended March 31, 2011 and were not material for the three months ended March 31, 2010, as a result of "high watermarks" that were established for fee-paying investors during fiscal 2008. Incentive allocations are calculated on an investor-by-investor basis. (The General Partners do not earn incentive allocations during a particular period even though the Investment Funds may have a positive return in such period until losses for each investor in prior periods have been recovered.) The General Partners' incentive allocations earned from the Investment Funds are accrued on a quarterly basis and are allocated to the General Partners at the end of the Investment Funds' fiscal year (or sooner on redemptions), provided that, effective July 1, 2009, certain new options do not provide for incentive allocations at the end of each fiscal year.
Automotive
We conduct our Automotive segment through our majority ownership in Federal-Mogul.  Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reduction, alternative energies, environment and safety systems. Federal-Mogul serves the world's foremost original equipment manufacturers (“OEM”) of automotive, light commercial, heavy-duty, industrial, agricultural, aerospace, marine, rail and off-road vehicles, as well as the worldwide aftermarket.   As of March 31, 2011, Federal-Mogul is organized into four product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket.
Federal-Mogul believes that its sales are well-balanced between OEM and aftermarket, as well as domestic and international markets. Federal-Mogul's customers include the world's largest light and commercial vehicle OEMs and major distributors and retailers in the independent aftermarket. Federal-Mogul has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of Federal-Mogul's international operations are primarily related to currency fluctuations, changes in local economic and political conditions and changes in laws and regulations.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

On March 18, 2011, Federal-Mogul announced that it had engaged Lazard Ltd. to explore strategic alternatives to enhance shareholder value. There can be no assurance that the exploration of alternatives will result in a transaction. Further, it is not certain what impact any particular alternative, or lack thereof, may have on Federal-Mogul's operating results, financial condition, business prospects and our investment in Federal-Mogul.

Accounts Receivable, net
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Japan, Spain and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $252 million and $211 million as of March 31, 2011 and December 31, 2010, respectively. Of those gross amounts, $250 million and $210 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Debt.” Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. Thus, as of March 31, 2011 and December 31, 2010, Federal-Mogul had outstanding transferred receivables for which cash of $5 million and $1 million, respectively, had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were $413 million and $305 million for the three months ended March 31, 2011 and 2010, respectively.
For the three months ended March 31, 2011 and 2010, expenses associated with transfers of receivables of $2 million and $1 million, respectively, were recorded in the consolidated statements of operations within other income (loss), net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities. Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposures to Federal-Mogul associated with certain of these facilities' terms were $31 million and $32 million as of March 31, 2011 and December 31, 2010, respectively. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of March 31, 2011 and December 31, 2010, Federal-Mogul estimated the loss to be immaterial.

Restructuring
 Federal-Mogul's restructuring charges are comprised of two types: employee costs (principally termination benefits) and facility closure costs. Termination benefits are accounted for in accordance with FASB ASC Topic 712, Compensation - Nonretirement Post-employment Benefits, and are recorded when it is probable that employees will be entitled to benefits and the amounts can be reasonably estimated. Estimates of termination benefits are based on the frequency of past termination benefits, the similarity of benefits under the current plan and prior plans, and the existence of statutory required minimum benefits. Facility closure and other costs are accounted for in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligation, and are recorded when the liability is incurred.
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
Federal-Mogul's restructuring activities are undertaken as necessary to execute its strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize Federal-Mogul's businesses and to relocate manufacturing operations to best cost markets. These activities generally fall into one of the following categories:

1.
Closure of Facilities and Relocation of Production - in connection with Federal-Mogul's strategy, certain operations have been closed and related production relocated to best cost countries or to other locations with available capacity.

2.
Consolidation of Administrative Functions and Standardization of Manufacturing Processes - as part of its productivity strategy, Federal-Mogul has acted to consolidate its administrative functions to reduce selling, general and administrative costs and change its manufacturing processes to improve operating efficiencies through standardization of processes.

An unprecedented downturn in the global automotive industry and global financial markets led Federal-Mogul to

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

announce, in September and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. Federal-Mogul did not record any net accruals related to Restructuring 2009 for each of the three months ended March 31, 2011 and 2010. Federal-Mogul expects to incur additional restructuring charges of up to $1 million through the fiscal year ending December 31, 2011 ("fiscal 2011") all of which are expected to be facility closure costs. Total cumulative restructuring charges related to Restructuring 2009 through March 31, 2011 were $158 million, of which $151 million were employee costs and $7 million were facility closure costs.
As of December 31, 2010, the accrued liability balance relating to all restructuring programs was $24 million. For each of the three months ended March 31, 2011 and 2010, Federal-Mogul incurred $1 million of net restructuring charges. During the three months ended March 31, 2011, Federal-Mogul paid $6 million of restructuring charges. As of March 31, 2011, the accrued liability balance was $19 million, and is included in accrued expenses and other liabilities in our consolidated balance sheets.
Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded liabilities of $1 million were reversed for each of the three months ended March 31, 2011 and 2010. Such reversals result from: changes in estimated amounts to accomplish previously planned activities; changes in expected (based on historical practice) outcome of negotiations with labor unions, which reduced the level of originally committed actions; newly implemented government employment programs, which lowered the expected cost; and changes in approach to accomplish restructuring activities.
Currency Matters
Federal-Mogul has operated an aftermarket distribution center in Venezuela for several years, supplying imported replacement automotive parts to the local independent aftermarket. Since 2005, two exchange rates have existed in Venezuela: the official rate, which had been frozen since 2005 at 2.15 bolivars per U.S. dollar; and the parallel rate, which floats at a rate much higher than the official rate. Given the existence of the two rates in Venezuela, Federal-Mogul deemed the official rate was appropriate for the purpose of conversion into U.S. dollars at December 31, 2009 based on no positive intent to repatriate cash at the parallel rate and demonstrated ability to repatriate cash at the official rate.
Near the end of 2009, the three-year cumulative inflation rate for Venezuela was above 100%, which requires the Venezuelan operation to report its results as though the U.S. dollar is its functional currency in accordance with FASB ASC Topic 830, Foreign Currency Matters, commencing January 1, 2010 (“inflationary accounting”). The impact of this transition to a U.S. dollar functional currency requires that any change in the U.S. dollar value of bolivar denominated monetary assets and liabilities be recognized directly in earnings.
On January 8, 2010, the Venezuelan government devalued its currency. During the three months ended March 31, 2010, Federal-Mogul recorded $20 million in foreign currency exchange expense due to this currency devaluation.
The remaining Venezuelan cash balance of $12 million as of March 31, 2011 is expected to be used to pay intercompany balances for the purchase of product and to pay dividends, subject to local government restrictions.
Impairment
Federal-Mogul recorded $4 million in impairment charges for the three months ended March 31, 2010 related to certain of its equipment where the assessment of future undiscounted cash flows of such equipment, when compared to the current carrying value of the equipment, indicated the assets were not recoverable. Federal-Mogul did not incur any impairment charges for the three months ended March 31, 2011. Federal-Mogul determined the fair value of the assets by applying a probability weighted, expected present value technique to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with other long-lived asset fair value measurements.
Gaming
We conduct our Gaming segment through Tropicana, which is held by the Private Funds, and in which we have a controlling interest. Tropicana currently owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The eight casino facilities it operates feature approximately 411,000 square feet of gaming space with approximately 7,800 slot machines, 230 table games and 6,000 hotel rooms with three casino facilities located in Nevada, two in Mississippi and one in each of Indiana, Louisiana and New Jersey. In addition, in August 2010 Tropicana acquired a resort under development in Aruba.
On March 8, 2010, (the ''Effective Date''), Tropicana completed the acquisition of certain assets of its predecessor, Tropicana Entertainment, LLC, and certain subsidiaries and affiliates thereof (together, the ''Predecessors'') and Tropicana

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

Resort and Casino-Atlantic City (''Tropicana AC''). Such transactions, referred to as the ''Restructuring Transactions,'' were effected pursuant to the Joint Plan of Reorganization of Tropicana Entertainment, LLC (''Tropicana LLC'') and Certain of Its Debtor Affiliates Under Chapter 11 of the Bankruptcy Code, filed with the United States Bankruptcy Court for the District of Delaware on January 8, 2009, as amended (the ''Plan''). As a result of the Restructuring Transactions pursuant to the Plan, the Investment Funds received shares of Tropicana common stock.
In addition, in connection with Tropicana's completion of the Restructuring Transactions, Tropicana entered into a credit agreement, dated as of December 29, 2009 (the ''Exit Facility''). Each of the Investment Funds is a lender under the Exit Facility and, in the aggregate, collectively hold over 50% of the loans under the Exit Facility.
On November 15, 2010, the Investment Funds acquired 668,000 additional shares of Tropicana common stock. As a result of this purchase, the Investment Funds hold, in the aggregate, 13,538,446 shares of Tropicana common stock, representing approximately 51.5% of the outstanding shares of Tropicana common stock. The additional purchase of shares of Tropicana common stock required us to consolidate Tropicana's financial results effective November 15, 2010, which now comprises our Gaming segment.
As further described in Note 20, "Subsequent Events-Investment Management," on April 29, 2011, the Investment Funds made a distribution-in-kind of Tropicana common stock to us and, as a result, we directly own 51.5% of Tropicana's outstanding common stock as of that date.
Railcar
We conduct our Railcar segment through our majority ownership in ARI. ARI manufactures railcars, which are offered for sale or lease, custom designed railcar parts and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, railroads, industrial companies and other non-rail companies. ARI provides railcar repair and maintenance services for railcar fleets. In addition, ARI provides fleet management and maintenance services for railcars owned by certain customers. Such services include inspecting and supervising the maintenance and repair of such railcars.
Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase currently operates seven manufacturing facilities and nine distribution centers throughout North America, Europe and South America and derives approximately 70% of its total net sales from customers located outside the United States. Viskase believes it is one of the two largest manufacturers of non-edible cellulosic casings for processed meats and one of the three largest manufacturers of non-edible fibrous casings. In fiscal 2011, Viskase is constructing a manufacturing and distribution facility in Asia.
At March 31, 2011, Viskase had $136 million of assets located outside of the United States, primarily in France.
Metals
We conduct our Metals segment through our indirect wholly owned subsidiary, PSC Metals, Inc. (“PSC Metals”). PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms and supplies the recycled metals to its customers including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. PSC Metals' ferrous products include shredded, sheared and bundled scrap metal and other purchased scrap metal such as turnings (steel machining fragments), cast furnace iron and broken furnace iron. PSC Metals also processes non-ferrous metals including aluminum, copper, brass, stainless steel and nickel-bearing metals. Non-ferrous products are a significant raw material in the production of aluminum and copper alloys used in manufacturing. PSC Metals also operates a secondary products business that includes the supply of secondary plate and structural grade pipe that is sold into niche markets for counterweights, piling and foundations, construction materials and infrastructure end-markets.
PSC Metals had four customers who accounted for approximately 43% of PSC Metals' net sales for the three months ended March 31, 2011 and 48% of PSC Metals' net sales for the three months ended March 31, 2010.
Real Estate
Our Real Estate segment consists of rental real estate, property development and resort activities.
As of March 31, 2011 and December 31, 2010, we owned 30 rental real estate properties. Our property development

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

operations are run primarily through Bayswater, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of approximately 327 and 870 units of residential housing, respectively. Both developments operate golf and resort operations as well.
In February 2010, our Real Estate operations acquired from Fontainebleau Las Vegas, LLC (“Fontainebleau”), and certain affiliated entities, certain assets associated with property and improvements (the “Former Fontainebleau Property”) located in Las Vegas, Nevada for an aggregate purchase price of $148 million. The Former Fontainebleau Property includes (i) an unfinished building situated on approximately 25 acres of land and (ii) inventory.
As of March 31, 2011 and December 31, 2010, $104 million and $106 million, respectively, of the net investment in financing leases, net real estate leased to others and resort properties, which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.
Home Fashion
We conduct our Home Fashion segment through our majority ownership in WestPoint International, Inc. (“WPI”), a manufacturer and distributor of home fashion consumer products. WPI is engaged in the business of manufacturing, sourcing, marketing, distributing and selling home fashion consumer products. WPI markets a broad range of manufactured and sourced bed, bath, basic bedding and kitchen textile products, including, sheets, pillowcases, comforters, flocked blankets, woven blankets and throws, heated blankets, quilts, bedspreads, duvet covers, bed skirts, bed pillows, feather beds, mattress pads, drapes, bath and beach towels, bath accessories, bath rugs, kitchen towels and kitchen accessories. WPI recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. In addition, WPI receives a small portion of its revenues through the licensing of its trademarks.
WPI has transitioned the majority of its manufacturing to low-cost countries and continues to maintain its corporate offices and certain distribution operations in the United States.
A relatively small number of customers have historically accounted for a significant portion of WPI's net sales. WPI had five customers who accounted for approximately 54% and seven customers who accounted for approximately 65% of WPI's net sales for the three months ended March 31, 2011 and 2010, respectively.
In light of WPI's recent operating performance and challenging industry conditions, we are considering various strategic alternatives which may include, without limitation, joint ventures, other forms of strategic alliances, and/or a sale or divestiture of all or a significant portion of WPI's assets. We cannot determine whether any of these transactions will be consummated or, if so, upon what terms.  Any sale of WPI may result in consideration that is materially less than the carrying value of our investment in WPI.
Restructuring
To improve WPI's competitive position, WPI's management intends to continue its restructuring efforts. On January 31, 2011, WPI announced the closure of its Greenville, Alabama manufacturing and distribution facility. The vast majority of the products manufactured or fabricated is sourced from plants located outside of the United States.  As of March 31, 2011, WPI had $160 million of assets located outside of the United States, primarily in Bahrain.
WPI incurred restructuring costs of $2 million and $3 million for the three months ended March 31, 2011 and 2010, respectively. Included in restructuring expenses are cash charges associated with the ongoing costs of closed plants, transition expenses and employee severance, benefits and related costs. During the three months ended March 31, 2011, WPI paid $2 million in restructuring costs. As of March 31, 2011, the accrued liability balance was less than $1 million, which is included in accrued expenses and other liabilities in our consolidated balance sheet.
Total cumulative restructuring charges from August 8, 2005 (acquisition date) through March 31, 2011 are $87 million.
WPI anticipates incurring approximately $3 million of additional restructuring costs in fiscal 2011, particularly with respect to the carrying costs of closed facilities until such time as these locations are sold. Restructuring costs could be affected by, among other things, WPI's decision to accelerate or delay its restructuring efforts. As a result, actual costs incurred could vary materially from these anticipated amounts.

3.	Related Party Transactions.
Our amended and restated agreement of limited partnership expressly permits us to enter into transactions with our general

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

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
Investment Management
Until August 8, 2007, Icahn Management LP (“Icahn Management”) elected to defer most of the management fees from the Offshore Funds and such amounts remain invested in the Offshore Funds. At December 31, 2010, the balance of the deferred management fees payable (included in accrued expenses and other liabilities) by Icahn Fund Ltd. to Icahn Management was $143 million. As further discussed in Note 4, "Investments and Related Matters-Investment Management-Investment in Variable Interest," because we are no longer considered the primary beneficiary of Icahn Fund Ltd. as of March 31, 2011, we deconsolidated the results and financial position of Icahn Fund Ltd. as of March 31, 2011.  As a result of deconsolidating Icahn Fund Ltd., our consolidated financial statements will no longer contain this deferred management fee payable effective March 31, 2011.
Effective January 1, 2008, Icahn Capital LP (“Icahn Capital”) paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Mr. Icahn (collectively, “Icahn Affiliates”), including administrative and investment services.  Prior to January 1, 2008, Icahn & Co. LLC paid for such services.  Under a separate expense-sharing agreement, Icahn Capital charged Icahn Affiliates $0.2 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, accrued expenses and other liabilities in our consolidated balance sheets included $1 million and $2 million, respectively, to be applied to Icahn Capital's charges to Icahn Affiliates for services to be provided to them.
In addition, effective January 1, 2008, certain expenses borne by Icahn Capital are reimbursed by Icahn Affiliates, as appropriate, when such expenses are incurred. The expenses include investment-specific expenses for investments acquired by both the Private Funds and Icahn Affiliates that are allocated based on the amounts invested by each party, as well as investment management-related expenses that are allocated based on estimated usage agreed upon by Icahn Capital and Icahn Affiliates. For the three months ended March 31, 2011 and 2010, these reimbursement amounts were $1 million and $0.1 million, respectively.
In addition to our interest in the Investment Funds, Mr. Icahn, along with his affiliates, makes investments in the Investment Funds. These investments are not subject to special profits interest allocations or incentive allocations. As of March 31, 2011 and December 31, 2010, the total fair value of these investments was approximately $2.3 billion and $2.1 billion, respectively.
Railcar
Agreements with ACF Industries LLC and American Railcar Leasing LLC
ARI has or had various agreements with ACF Industries LLC ("ACF") and American Railcar Leasing LLC ("ARL"), companies controlled by Mr. Icahn.
Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at ARI's instruction, various railcar components. In consideration for these services, ARI agreed to pay ACF based on agreed-upon rates. During the three months ended March 31, 2011 and 2010, ARI purchased inventory of less than $0.1 million and $1 million, respectively, of components from ACF. The agreement automatically renews unless written notice is provided by ARI.
Effective as of January 1, 2008, ARI entered into a fleet services agreement with ARL. Under the agreement, ARI provided ARL fleet management services for a fixed monthly fee and railcar repair and maintenance services for a charge of labor, components and materials. Railcar services revenues, included in other revenues from operations on our consolidated statements of operations, recorded by ARI were $6 million and $3 million under this agreement for the three months ended March 31, 2011 and 2010, respectively. Profit margins on sales to related parties approximate the margins on sales in comparable transactions with unrelated third parties. This agreement was replaced by a new agreement (referred to as the "Railcar Services Agreement"), which became effective April 16, 2011 for a term of three years that will automatically renew for additional one-year periods unless either party provides at least sixty days' written prior notice of termination. As stipulated in the Railcar Services Agreement, ARI will provide railcar repair, engineering, administrative and other services, on an as needed basis, for ARL's lease fleet at mutually agreed-upon prices.
ARI from time to time manufactures and sells railcars to ARL under long-term agreements as well as on a purchase order

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

basis. Revenues from railcars sold to ARL were $1 million and $13 million for the three months ended March 31, 2011 and 2010, respectively, and are included in net sales in our consolidated statements of operations. Profit margins on sales to related parties approximate the margins on sales in comparable transactions with unrelated third parties. ARL also has acted as an agent for ARI to source railcar leasing customers. In connection therewith, ARL has assigned orders to ARI for railcars to be manufactured and leased by ARI. ARI is currently negotiating the terms of its agency relationship with ARL. Any such agreement, including payments that ARI may agree to make to ARL for these services, will be on an arm's length basis and subject to the approval of ARI's audit committee.
As of March 31, 2011 and December 31, 2010, ARI had accounts receivable of $2 million and $5 million, respectively, due from ACF and ARL. These amounts are included in other assets in our consolidated balance sheets.
Holding Company
For each of the three months ended March 31, 2011 and 2010, we paid an affiliate $0.6 million and $0.5 million, respectively, for the non-exclusive use of office space.
For each of the three months ended March 31, 2011 and 2010 we paid $0.2 million and $0.1 million, respectively, to XO Holdings, Inc., an affiliate of Icahn Enterprises GP, our general partner, for telecommunications services. XO Holdings, Inc. is controlled by Mr. Icahn.
The Holding Company provided certain professional services to an Icahn Affiliate for which it charged $0.7 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, accrued expenses and other liabilities in our consolidated balance sheets included $0.1 million and $0.2 million, respectively, to be applied to the Holding Company's charges to the affiliate for services to be provided to it.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

4.	Investments and Related Matters.
Investment Management
Investments, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, and derivatives, all of which are reported at fair value in our consolidated balance sheets. The following table summarizes the Private Funds' investments, securities sold, not yet purchased and unrealized gains and losses on derivatives:

	March 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Assets
Investments:
Equity securities:
Communications	$2,169	$2,023	$2,169	$1,945
Consumer, non-cyclical	2,550	3,168	1,833	2,234
Consumer, cyclical(1)	596	586	595	614
Energy	45	66	757	858
Financial	100	169	100	137
Index	—	—	9	—
Industrial	116	140	94	115
Technology	317	515	313	405
Utilities	176	182	157	143
	6,069	6,849	6,027	6,451
Corporate debt:
Consumer, cyclical	740	585	544	485
Utilities	436	441	—	—
Financial	4	5	48	5
	1,180	1,031	592	490
Mortgage-backed securities:
Financial	186	207	144	206
	7,435	8,087	6,763	7,147

Derivative contracts, at fair value(2)	14	1	15	6
	$7,449	$8,088	$6,778	$7,153

Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Communications	$15	$15	$—	$—
Consumer, non-cyclical	36	38	—	—
Consumer, cyclical	301	351	305	356
Financial	46	53	51	58
Index	—	—	9	5
Funds	2,220	2,435	638	800
	2,618	2,892	1,003	1,219

Derivative contracts, at fair value(3)	30	43	24	60
	$2,648	$2,935	$1,027	$1,279

[1]
We consolidated the financial results of Tropicana effective November 15, 2010. As a result, we eliminated our investment in Tropicana with a fair value of approximately $287 million and $279 million at March 31, 2011 and December 31, 2010, respectively.

[2]	Included in other assets in our consolidated balance sheets.

[3]	Included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

The General Partners adopted FASB ASC Section 946-810-45, Financial Services-Investment Companies-Consolidation-Other Presentation Matters, as of January 1, 2007. FASB ASC Section 946-810-45 provides guidance on whether investment company accounting should be retained in the financial statements of a parent entity. Upon the adoption of FASB ASC Section 946-810-45, the General Partners lost their ability to retain specialized accounting. For those investments that (i) were deemed to be available-for-sale securities, (ii) fall outside the scope of FASB ASC Topic 320, Investments-Debt and Equity Securities or (iii) the Private Funds would otherwise account for under the equity method, the Private Funds apply the fair value option. The application of the fair value option is irrevocable.
The Private Funds assess the applicability of equity method accounting with respect to their investments based on a combination of qualitative and quantitative factors, including overall stock ownership of the Private Funds combined with those of our affiliates along with board of directors representation.
The Private Funds applied the fair value option to certain of its investments that would have otherwise been subject to the equity method of accounting.  As of March 31, 2011, the fair value of these investments was $408 million. During the three months ended March 31, 2011 and 2010, the Investment Funds recorded gains of $20 million and losses of $18 million, respectively, with respect to these investments.   Such amounts are included in net gain (loss) from investment activities in our consolidated statements of operations. These gains and losses include the unrealized gains and losses for our Investment Management segment's investment in Tropicana for periods prior to November 15, 2010 when Tropicana was accounted for at fair value with changes in fair value reflected in earnings. See Note 2, “Operating Units-Gaming” for further discussion regarding the history of the Investment Funds' investment in Tropicana and the effects of consolidation effective November 15, 2010. Also included in these investments is the Investment Funds' investment in Lions Gate Entertainment Corp (“Lions Gate”) and The Hain Celestial Group, Inc. (“Hain”). As of March 31, 2011, the Investment Funds, together with their affiliates held, in the aggregate, 7,130,563 shares of Hain, representing approximately 17% of the outstanding shares of Hain. As of March 31, 2011, the Investment Funds together with their affiliates held, in the aggregate, 44,642,069 shares of Lions Gate, representing approximately 33% of the outstanding shares of Lions Gate. During the third quarter of fiscal 2010, Lions Gate issued 16,236,305 of its shares to one of its directors; the validity of such issuance is in dispute. Should we prevail in our dispute, our ownership of the outstanding shares of Lions Gate would increase to 37% based on the outstanding shares of Lions Gate at March 31, 2011. The Private Funds have applied the fair value option to their investment in Lions Gate and Hain.
We believe that these investments to which we applied the fair value option are not material, individually or in the aggregate, to our consolidated financial statements. Lions Gate and Hain are registered SEC reporting companies whose financial statements are available at www.sec.gov.
Investments in Variable Interest Entities
As discussed in Note 1, “Description of Business and Basis of Presentation,” in February 2010, the FASB issued new guidance which amends the consolidation requirement of VIEs for certain entities meeting certain criteria. We determined that certain entities within our Investment Management segment met the criteria for the deferral of this new consolidation guidance. Accordingly, our Investment Management segment will continue to apply the overall guidance on the consolidation of VIEs with respect to applicable entities prior to the issuance of the new standard as described in Note 1.
The General Partners consolidate certain VIEs when they are determined to be their primary beneficiary, either directly or indirectly through other consolidated subsidiaries. The assets of our consolidated VIEs are primarily classified within cash and cash equivalents and investments in our consolidated balance sheets. The liabilities of our consolidated VIEs are primarily classified within securities sold, not yet purchased, at fair value, and accrued expenses and other liabilities in our consolidated balance sheets and are non-recourse to the General Partners' general credit. Any creditors of VIEs do not have recourse against the general credit of the General Partners solely as a result of our including these VIEs in our consolidated financial statements.
As discussed in Note 2, "Operating Units-Investment Management," on March 7, 2011, the Private Funds determined to return fee-paying capital to its investors. We evaluated the impact of this reconsideration event (referred to as the "2011 Reconsideration Event") with respect to the VIE and primary beneficiary status of each of the Investment Funds and the Offshore Funds. We determined that the 2011 Reconsideration Event only impacted the primary beneficiary status of Icahn Fund Ltd. Previously Icahn Fund Ltd. was considered a VIE and we consolidated it because the Offshore GP was its primary beneficiary. As a result of the 2011 Reconsideration Event, we determined that, although Icahn Fund Ltd. is still considered a VIE, the Offshore GP is no longer the primary beneficiary. We deconsolidated Icahn Fund Ltd. as of March 31, 2011, the result of which decreased consolidated total liabilities by $146 million and increased equity attributable to non-controlling interests by the same amount.
As of March 31, 2011, our consolidated VIEs consist of the Master Fund II and Master Fund III. The Offshore GP sponsored the formation of and manages each of these VIEs and has an investment therein. In evaluating whether the Offshore

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

GP is the primary beneficiary of such VIEs, the Offshore GP has considered the nature and extent of its involvement with such VIEs and whether it absorbs the majority of losses among other variable interest holders, including those variable interest holders who are deemed related parties or de facto agents. In both cases, as of March 31, 2011, the Offshore GP was deemed to be the primary beneficiary of Master Fund II and Master Fund III because it (i) has the direct or indirect ability through voting rights or similar rights to make decisions about the VIE's activities that have a significant effect on its success and (ii) in a related party tie-breaker among a group of related parties and their de facto agents in determining which party is the primary beneficiary, the Offshore GP is considered the variable interest holder most closely associated with Master Fund II and Master Fund III. In evaluating which entity among the related party group and their de facto agents is most closely related to the VIE, we evaluated the following considerations: (1) the principal-agency relationship between parties; (2) relationship and significance of the VIE's activities to variable interest holders; (3) variable interest holder's exposure to VIE's expected losses; and (4) the design of the VIE.
 The following table presents information regarding interests in VIEs for which the Offshore GP holds a variable interest as of March 31, 2011:

	Offshore GP is the Primary Beneficiary			Offshore GP is not the Primary Beneficiary
	Net Assets	Offshore GP Interests(1)	Pledged Collateral(2)	Net Assets	Offshore GP Interests(1)
	(in millions)
Offshore Funds, Master Fund II and Master Fund III	$900	$60	$1,014	$—	$—

(1)
Amount principally represents the Offshore GP's reinvested incentive allocations and special profits interest allocations and therefore its maximum exposure to loss. Such amounts are subject to the financial performance of the Offshore Funds, Master Fund II and Master Fund III and are included in the Offshore GP's net assets.

(2)
Includes collateral pledged in connection with securities sold, not yet purchased, derivative contracts and collateral held for securities loaned. Pledged amounts may be in excess of margin requirements.

Other Segments
 Investments held by our Automotive, Gaming, Railcar, Holding Company and other segments consist of the following:

	March 31, 2011		December 31, 2010
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(in millions)
Marketable equity and debt securities - available for sale	$17	$16	$24	$19
Equity method investments and other	323	323	304	304
	$340	$339	$328	$323
With the exception of certain operating segments, it is our general policy to apply the fair value option to all of our investments that would be subject to the equity method of accounting. We record unrealized gains and losses for the change in fair value of such investments as a component of net gain (loss) from investment activities in the consolidated statement operations. We believe that these investments, individually or in the aggregate, are not material to our consolidated financial statements.
Investments in Non-Consolidated Affiliates
Automotive
Federal-Mogul maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey and the United States. Federal-Mogul's direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $229 million and $210 million at March 31, 2011 and December 31, 2010, respectively.
Equity earnings from non-consolidated affiliates were $10 million and $7 million for the three months ended March 31, 2011 and 2010, respectively, which are included in other (loss) income, net in our consolidated financial statements. For the three months ended March 31, 2011 and 2010, these entities generated sales of $184 million and $147 million, respectively, and net income of $24 million and $17 million, respectively. As of March 31, 2011, these entities had total net assets of $508

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

million. Distributed dividends to Federal-Mogul from non-consolidated affiliates were less than $1 million and $20 million, respectively, for the three months ended March 31, 2011 and 2010, respectively.
Federal-Mogul does not consolidate any entity for which it has a variable interest based solely on power to direct the activities and significant participation in the entity's expected results that would not otherwise be consolidated based on control through voting interests. Further, Federal-Mogul's joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.
Federal-Mogul holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, Federal-Mogul's partner holds an option to put its shares to a subsidiary of Federal-Mogul's at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. The total amount of the contingent guarantee, should all triggering events have occurred, approximated $62 million as of March 31, 2011. Federal-Mogul believes that this contingent guarantee is less than the estimated current fair value of the partners' interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.
Railcar
As of March 31, 2011, ARI was party to three joint ventures which are all accounted for using the equity method. ARI determined that, although these joint ventures are considered VIEs, it is not the primary beneficiary of such VIEs, does not have a controlling financial interest and does not have the ability to individually direct the activities of the VIEs that most significantly impact their economic performance. A significant factor in this determination was that ARI does not have the rights to a majority of returns, losses or votes.
The risk of loss to ARI is limited to its investment in these joint ventures, certain loans and related interest and fees due from these joint ventures to ARI and ARI's guarantee of a loan. As of March 31, 2011 and December 31, 2010, the carrying amount of these investments was $47 million and $48 million, respectively, and the maximum exposure to loss was $50 million at each of March 31, 2011 and December 31, 2010. Maximum exposure to loss was determined based on ARI's carrying amounts in such investments, loans, accrued interest thereon and accrued unused line fee due from applicable joint ventures and loan guarantees made to the applicable joint ventures.

5.	Fair Value Measurements.
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
Investments and nonfinancial assets and/or liabilities measured and reported at fair value are classified and disclosed in one of the following categories:
Level 1 - Quoted prices are available in active markets for identical investments as of the reporting date. The types of investments included in Level 1 include listed equities and listed derivatives. We do not adjust the quoted price for these investments, even in situations where we hold a large position.
Level 2 - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments that are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives. The inputs and assumptions of our Level 2 investments are derived from market observable sources including: reported trades, broker/dealer quotes and other pertinent data.
Level 3 - Pricing inputs are unobservable for the investment and nonfinancial asset and/or liability and include situations

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

where there is little, if any, market activity for the investment or nonfinancial asset and/or liability. The inputs into the determination of fair value require significant management judgment or estimation. Fair value is determined using comparable market transactions and other valuation methodologies, adjusted as appropriate for liquidity, credit, market and/or other risk factors.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. Significant transfers, if any, between the levels within the fair value hierarchy are recognized at the beginning of the reporting period.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

Investment Management
The following table summarizes the valuation of the Investment Funds' investments by the above fair value hierarchy levels as of March 31, 2011 and December 31, 2010:

	March 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments:
Equity securities:
Communications	$2,023	$—	$—	$2,023	$1,945	$—	$—	$1,945
Consumer, non-cyclical	3,148	20	—	3,168	2,227	7	—	2,234
Consumer, cyclical[1]	284	301	1	586	295	318	1	614
Energy	66	—	—	66	541	317	—	858
Financial	169	—	—	169	137	—	—	137
Industrial	64	76	—	140	114	1	—	115
Technology	515	—	—	515	405	—	—	405
Utilities	139	43	—	182	100	43	—	143
	6,408	440	1	6,849	5,764	686	1	6,451
Corporate debt:
Consumer, cyclical	—	267	318	585	—	157	328	485
Utilities	—	441	—	441	—	—	—	—
Financial	—	5	—	5	—	5	—	5
	—	713	318	1,031	—	162	328	490
Mortgage-backed securities:
Financial	—	207	—	207	—	206	—	206
	6,408	1,360	319	8,087	5,764	1,054	329	7,147
Derivative contracts, at fair value[2]:	—	1	—	1	—	6	—	6
	$6,408	$1,361	$319	$8,088	$5,764	$1,060	$329	$7,153
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Communications	$15	$—	$—	$15	$—	$—	$—	$—
Consumer, non-cyclical	38	—	—	38	—	—	—	—
Consumer, cyclical	351	—	—	351	356	—	—	356
Financial	53	—	—	53	58	—	—	58
Index	—	—	—	—	—	5	—	5
Funds	2,435	—	—	2,435	800	—	—	800
	2,892	—	—	2,892	1,214	5	—	1,219
Derivative contracts, at fair value[3]:	—	43	—	43	—	60	—	60
	$2,892	$43	$—	$2,935	$1,214	$65	$—	$1,279

[1]
We consolidated the financial results of Tropicana effective November 15, 2010. As a result, we eliminated our investment in Tropicana with a fair value of approximately $287 million and $279 million at March 31, 2011 and December 31, 2010, respectively.

[2]	Included in other assets in our consolidated balance sheets.

[3]	Included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

The changes in investments measured at fair value for which the Investment Management segment has used Level 3 input to determine fair value are as follows:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Balance at January 1	$329	$228
Gross realized and unrealized gains	—	—
Gross proceeds	(10)	(1)
Gross purchases	—	219
Balance at March 31	$319	$446
There were no unrealized losses or gains included in earnings related to Level 3 investments still held at March 31, 2011. Total realized and unrealized gains and losses recorded for Level 3 investments, if any, are reported in net gain (loss) from investment activities in our consolidated statements of operations.
Other Segments
The following table summarizes the valuation of our Automotive, Railcar, Holding Company and other investments by the above fair value hierarchy levels as of March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in millions)
Marketable equity and debt securities	$16	$—	$16	$19	$—	$19
Derivative contracts, at fair value(1)	—	8	8	—	12	12
	$16	$8	$24	$19	$12	$31

Derivative contracts, at fair value(2)	$—	$93	$93	$—	$94	$94

(1)	Amounts are classified within other assets in our consolidated balance sheets.

(2)	Amounts are classified within accrued expenses and other liabilities in our consolidated balance sheets.

In addition to items that are measured at fair value on a recurring basis, there are also assets and liabilities that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets (see Note 2, “Operating Units” and Note 8, “Goodwill and Intangible Assets, Net”). We determined that the fair value measurements included in each of these assets and liabilities rely primarily on our assumptions as unobservable inputs that are not publicly available. As such, we have determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

6.	Financial Instruments.
Certain derivative contracts executed by the Private Funds with a single counterparty or by our Automotive segment with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. Values for the derivative financial instruments, principally swaps, forwards, over-the-counter options and other conditional and exchange contracts are reported on a net-by-counterparty basis. As a result, the net exposure to counterparties is reported in either other assets or accrued expenses and other liabilities in our consolidated balance sheets.
Investment Management and Holding Company
The Investment Funds currently maintain cash deposits and cash equivalents with major financial institutions. Certain

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

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
In the normal course of business, the Investment Funds trade various financial instruments and enter into certain investment activities, which may give rise to off-balance-sheet risk. Currently, the Investment Funds' investments include options, credit default swaps and securities sold, not yet purchased. These financial instruments represent future commitments to purchase or sell other financial instruments or to exchange an amount of cash based on the change in an underlying instrument at specific terms at specified future dates. Risks arise with these financial instruments from potential counterparty non-performance and from changes in the market values of underlying instruments.
Securities sold, not yet purchased, at fair value represent obligations of the Investment Funds to deliver the specified security, thereby creating a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds' satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets. The Investment Funds' investments in securities and amounts due from brokers are partially restricted until the Investment Funds satisfy the obligation to deliver the securities sold, not yet purchased.
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
The Investment Funds may trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of a standardized amount of a deliverable grade commodity, security, currency or cash at a specified price and specified future date unless the contract is closed before the delivery date. Payments (or variation margin) are made or received by the Investment Funds each day, depending on the daily fluctuations in the value of the contract, and the whole value change is recorded as an unrealized gain or loss by the Investment Funds. When the contract is closed, the Investment Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.
The Investment Funds utilize forward contracts to seek to protect their assets denominated in foreign currencies from losses due to fluctuations in foreign exchange rates. The Investment Funds' exposure to credit risk associated with non-performance of forward foreign currency contracts is limited to the unrealized gains or losses inherent in such contracts, which are recognized in unrealized gains or losses on derivative, futures and foreign currency contracts, at fair value in our consolidated balance sheets.
The Investment Funds may also purchase and write option contracts. As a writer of option contracts, the Investment Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Investment Funds are obligated to purchase or sell, at the holder's option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds' satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets. At March 31, 2011 and December 31, 2010, the maximum payout amounts relating to certain put options written by the Investment Funds were $327 million and $195 million, respectively. As of each of March 31, 2011 and December 31, 2010, there were unrealized gains of $0.2 million.
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2011 and December 31, 2010 was $43 million and $60 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

At March 31, 2011 and December 31, 2010, the Investment Funds had $239 million and $248 million, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash within our consolidated balance sheet.
U.S. GAAP requires the disclosure of information about obligations under certain guarantee arrangements. Such guarantee arrangements requiring disclosure include contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.
The Investment Funds have entered into certain derivative contracts, in the form of credit default swaps, which meet the accounting definition of a guarantee, whereby the occurrence of a credit event with respect to the issuer of the underlying financial instrument may obligate the Investment Funds to make a payment to the swap counterparties. As of each of March 31, 2011 and December 31, 2010, the Investment Funds have entered into such credit default swaps with a maximum notional amount of $32 million with terms of approximately two years as of March 31, 2011. We estimate that our maximum exposure related to these credit default swaps approximates 53.1% and 39.4% of such notional amounts as of March 31, 2011 and December 31, 2010, respectively.
The following table presents the notional amount, fair value, underlying referenced credit obligation type and credit ratings for derivative contracts in which the Investment Funds are assuming risk:

	March 31, 2011		December 31, 2010
Credit Derivative Type Risk Exposure	Notional Amount	Fair Value	Notional Amount	Fair Value	Underlying Reference Obligation
	(in millions)
Single name credit default swaps:
Below investment grade risk exposure	$32	$1	$32	$1	Corporate credit
The Investment Funds have entered into derivative contracts that meet the accounting definition of a guarantee. As further described in Note 10, "Debt-Investment Management," the SPV (as such term is defined in Note 10) entered into swap transactions with a global financial services institution that reference a portfolio of loans that are expected (but not required) to match certain collateral assets of the SPV. Pursuant to the swap transactions, the financial institution will pay to the SPV the amount by which the total payments made on, or the sale price of, loans in the reference portfolio are less than the amount of the interest and principal due on the SPV Notes (as such term is defined in Note 10) and amounts senior to the SPV Notes in right of payment. Pursuant to certain offsetting swap agreements, the equity holders of the SPV may be required to pay to the global financial institution the amounts by which the total payments made on, or the sale price of, loans in the reference portfolio are less than the amount of the interest and principal due on the SPV Notes and amounts senior to the SPV Notes in right of payment. The maximum potential payout under these swap agreements approximate the amortized cost and accrued interest of the SPV Notes. As of March 31, 2011, the amortized cost and accrued interest of the SPV notes was $595 million. The maximum payout amount may be reduced by certain collateral posted by the relevant parties in the swap agreements and available collateral assets held by the SPV. The approximate term of the swap agreements corresponds to the maturity dates of the SPV Notes. As of March 31, 2011, no amounts are due from any parties under these swap agreements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

The following table presents the fair values of the Investment Funds' derivatives:

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Not Designated as Hedging Instruments	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
	(in millions)
Equity contracts	$—	$1	$1	$—
Foreign exchange contracts	—	—	1	2
Credit contracts	2	24	42	77
Sub-total	2	25	44	79
Netting across contract types(3)	(1)	(19)	(1)	(19)
Total(4)	$1	$6	$43	$60

(1)	Net asset derivatives are located within other assets in our consolidated balance sheets.

(2)	Net liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.

(3)	Represents the netting of receivables balances with payable balances for the same counterparty across contract types pursuant to netting agreements.

(4)	Excludes netting of cash collateral received and posted. The total collateral posted at March 31, 2011 and December 31, 2010 was $239 million and $248 million, respectively, across all counterparties.
The following table presents the effects of the Investment Funds' derivative instruments on the statements of operations for the three months ended March 31, 2011 and 2010:

	Gain (Loss) Recognized in Income(1)
	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	2011	2010
	(in millions)
Foreign exchange contracts	$(10)	$—
Equity contracts	(1)	(1)
Credit contracts	25	29
	$14	$28

(1)	Gains (losses) recognized on the Investment Funds' derivatives are classified in net gain (loss) from investment activities within our consolidated statements of operations.
At March 31, 2011, the volume of the Investment Funds' and the Holding Company's derivative activities based on their notional exposure, categorized by primary underlying risk, are as follows:

	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Credit default swaps	$32	$(2,114)
Equity swaps	27	—
Foreign currency forwards	169	—
Future index spread	24	(53)
Each Investment Fund's assets may be held in one or more accounts maintained for the Investment Fund by its prime broker or at other brokers or custodian banks, which may be located in various jurisdictions. The prime broker and custodian banks are subject to various laws and regulations in the relevant jurisdictions in the event of their insolvency. Accordingly, the practical effect of these laws and their application to the Investment Fund's assets may be subject to substantial variations, limitations and uncertainties. The insolvency of any of the prime brokers, custodian banks or clearing corporations may result in the loss of all or a substantial portion of the Investment Fund's assets or in a significant delay in the Investment Fund having access to those assets.
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
MARCH 31, 2011

The Investment Funds seek to mitigate these risks by actively monitoring exposures, collateral requirements and the creditworthiness of our counterparties.
During the third quarter of fiscal 2010, the Holding Company purchased and wrote option contracts on the S&P 500 stock index futures. At March 31, 2011, the maximum payout was $178 million, assuming the value of the S&P 500 Index falls below certain limits on our put spreads, and $138 million assuming the value of the S&P 500 Index increases in value above certain limits on our call spreads. As of March 31, 2011, the unrealized gain from the S&P stock index futures was $7 million and was included in the net gain (loss) from investment activities in our consolidated statements of operations. As of March 31, 2011, the Holding Company had $29 million in liability derivatives related to the S&P 500 Index which are not designated as hedging instruments.
Automotive
During fiscal 2008, Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. As of March 31, 2011 and December 31, 2010, unrealized net losses of $61 million and $70 million, respectively, were recorded in accumulated other comprehensive loss as a result of these hedges. As of March 31, 2011, losses of $37 million are expected to be reclassified from accumulated other comprehensive loss to the consolidated statement of operations within the next 12 months.
These interest rate swaps reduce Federal-Mogul's overall interest rate risk. However, due to the remaining outstanding borrowings on Federal-Mogul's debt facilities and other borrowing facilities that continue to have variable interest rates, management believes that interest rate risk to Federal-Mogul could be material if there are significant adverse changes in interest rates.
Federal-Mogul's production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. The primary purpose of Federal-Mogul's commodity price forward contract activity is to manage the volatility associated with forecasted purchases. Federal-Mogul monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include natural gas, copper, nickel, tin, zinc, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to fifteen months in the future.
Federal-Mogul had commodity price hedge contracts outstanding with combined notional values of $82 million and $50 million at March 31, 2011 and December 31, 2010, respectively, of which substantially all mature within one year and substantially all were designated as hedging instruments for accounting purposes. Unrealized net gains of $9 million and $12 million were recorded in accumulated other comprehensive loss as of March 31, 2011 and December, 31, 2010, respectively.
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
Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, and Polish zloty. Federal-Mogul had notional values of $29 million and $20 million of foreign currency hedge contracts outstanding at March 31, 2011 and December 31, 2010, respectively, of which substantially all mature in less than one year and substantially all were designated as hedging instruments for accounting purposes. Unrealized net losses of $1 million were recorded in “Accumulated other comprehensive loss” as of March 31, 2011. Immaterial unrealized net losses were recorded in accumulated other comprehensive loss as of December 31, 2010.
Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. Federal-Mogul's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 5% of Federal-Mogul's direct sales during the quarter ended March 31, 2011. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

The following table presents the fair values of Federal-Mogul's derivative instruments:

	Asset Derivatives		Liability Derivatives
Derivatives Designated as Cash Flow Hedging Instruments	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
	(in millions)
Interest rate swap contracts(1)	$—	$—	$61	$70
Commodity contracts(2)	10	13	1	1
Foreign currency contracts(2)	—	—	1	—
	$10	$13	$63	$71

(1)	Located within accrued expenses and other liabilities in our consolidated balance sheets.

(2)	Located within other assets in our consolidated balance sheets.
The following tables present the effect of Federal-Mogul's derivative instruments in our consolidated financial statements for the three months ended March 31, 2011 and 2010:

Three Months Ended March 31, 2011
Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	(in millions)		(in millions)
Interest rate swap contracts	$(1)	Interest expense	$(10)
Commodity contracts	2	Cost of goods sold	5
Foreign currency contracts	(1)	Cost of goods sold	—
	$—		$(5)

Three Months Ended March 31, 2010
Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	(in millions)		(in millions)
Interest rate swap contracts	$(21)	Interest expense	$(9)
Commodity contracts	3	Cost of goods sold	1
	$(18)		$(8)

		Gain Recognized on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized on Derivatives	Three Months Ended March 31,
		2011	2010
		(in millions)
Commodity contracts	Cost of goods sold	$—	$1
		$—	$1

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

7.	Inventories, Net.
Inventories, net consists of the following:

	March 31, 2011	December 31, 2010
	(in millions)
Raw materials	$217	$211
Work in process	215	195
Finished goods	739	670
	1,171	1,076
Other:
Ferrous metals	60	43
Non-ferrous metals	21	21
Secondary metals	22	23
	103	87
Total inventories, net	$1,274	$1,163

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
	(in millions)
Automotive	$1,338	$(226)	$1,112	$1,343	$(226)	$1,117
Railcar	7	—	7	7	—	7
Food Packaging	3	—	3	3	—	3
Metals	11	—	11	2	—	2
	$1,359	$(226)	$1,133	$1,355	$(226)	$1,129

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

Intangible assets, net consists of the following:

		March 31, 2011			December 31, 2010
	Useful lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Automotive	1 - 22	$658	$(186)	$472	$658	$(174)	$484
Gaming	3 - 42	25	—	25	25	—	25
Food Packaging	6 - 13.5	23	(12)	11	23	(11)	12
Metals	5 - 15	11	(5)	6	11	(5)	6
Real Estate	12 - 12.5	121	(26)	95	121	(24)	97
		$838	$(229)	609	$838	$(214)	624
Indefinite-lived intangible assets:
Automotive				314			314
Gaming				54			54
Food Packaging				2			2
Home Fashion				5			5
				375			375
Intangible assets, net				$984			$999
For each of the three months ended March 31, 2011 and 2010, we recorded amortization expense of $15 million associated with definite-lived intangible assets. We utilize the straight line method of amortization, recognized over the estimated useful lives of the assets.
Automotive
During the three months ended March 31, 2011, Federal-Mogul corrected $6 million of tax adjustments that were improperly recorded to goodwill.
Gaming
Upon the acquisition of the controlling interest in Tropicana on November 15, 2010, we recognized $25 million in definite-lived intangible assets and $54 million in indefinite-lived intangible assets. The definite-lived intangible assets relate primarily to favorable lease arrangements which are being amortized on a straight-line basis over their respective useful lives. Approximately $29 million of the indefinite-lived intangible assets relates to gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. The remainder of the indefinite-lived intangible assets relates to the “Tropicana” trade name.
Intangible assets related to the acquisition of Tropicana were valued using the income and cost based methods as appropriate. The “Tropicana” trade name was valued based on the relief-from-royalty method which is a function of projected revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to an unrelated licensee and a discount rate. Gaming licenses were valued based on the Greenfield method, which is the function of the cost to build a new casino operation, the build out period, projected cash flows attributed to the casino once operational and a discount rate.
Food Packaging
As a result of our acquisition of a controlling interest in Viskase on January 15, 2010, certain long-term assets have been adjusted as a result of our required utilization of common control parties' underlying basis in such assets. As of March 31, 2011, the net balances of such assets included adjustments as follows: $3 million for goodwill and $12 million for intangible assets.
Metals
On January 5, 2011, PSC Metals acquired substantially all the assets and certain liabilities of Cash's Scrap Metal and Iron

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

Inc. ("CSMI") for $32 million. CSMI is a scrap recycler and operates in five different locations in Missouri. As a result of this acquisition, PSC Metals recognized $9 million in goodwill. In allocating the purchase price to the fair value of assets acquired and liabilities assumed, PSC Metals utilized, in part, third-party appraisers to assist it in assessing the fair values of certain components of the assets acquired and liabilities assumed.
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
Real Estate
In August 2008, our Real Estate operations acquired two net leased properties for $465 million pursuant to a Code Section 1031 exchange. Of the aggregate purchase price of $465 million, $121 million was allocated to definite-lived intangible assets relating to values determined for in-place leases and tenant relationships. The definite-lived intangible assets are being amortized over the 12 - 12.5 year initial term of the respective leases.

9.	Property, Plant and Equipment, Net.
Property, plant and equipment, net consists of the following:

	Useful Life	March 31, 2011	December 31, 2010
	(years)	(in millions)
Land		$470	$456
Buildings and improvements	4 - 40	1,044	1,028
Machinery, equipment and furniture	1 - 30	2,476	2,371
Assets leased to others	15 - 39	481	482
Construction in progress		383	346
		4,854	4,683
Less: Accumulated depreciation and amortization		(1,327)	(1,228)
Property, plant and equipment, net		$3,527	$3,455
Depreciation and amortization expense from continuing operations related to property, plant and equipment for the three months ended March 31, 2011 and 2010 was $86 million and $88 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

10.	Debt.
Debt consists of the following:

	March 31, 2011	December 31, 2010
	(in millions)
8% senior unsecured notes due 2018 - Icahn Enterprises	$1,450	$1,450
7.75% senior unsecured notes due 2016 - Icahn Enterprises	1,050	1,050
Senior unsecured variable rate convertible notes due 2013 - Icahn Enterprises	556	556
Senior notes - Investment Management	595	—
Debt facilities - Automotive	2,737	2,737
Debt facilities - Gaming	61	62
Senior unsecured notes - Railcar	275	275
Senior secured notes and revolving credit facility - Food Packaging	214	214
Mortgages payable	108	108
Other	64	57
Total debt	$7,110	$6,509
Senior Unsecured Notes - Icahn Enterprises
8% Senior Unsecured Notes Due 2018 and 7.75% Senior Unsecured Notes Due 2016
On January 15, 2010, we and Icahn Enterprises Finance Corp. (“Icahn Enterprises Finance”) (collectively, the “Issuers”), issued $850 million aggregate principal amount of 7.75% Senior Unsecured Notes due 2016 (the “2016 Notes”) and $1,150 million aggregate principal amount of 8% Senior Unsecured Notes due 2018 (the “2018 Notes” and, together with the 2016 Notes, referred to as the “Initial New Notes”) pursuant to the purchase agreement, dated January 12, 2010 (the “Purchase Agreement”), by and among the Issuers, Icahn Enterprises Holdings, as guarantor (the “Guarantor”), and Jefferies & Company, Inc., as initial purchaser (the “Initial Purchaser”). The gross proceeds from the sale of the Initial New Notes were $1,987 million, a portion of which was used to purchase the approximate $1.28 billion in aggregate principal amount (or approximately 97%) of the 7.125% Senior Unsecured Notes due 2013 and the 8.125% Senior Unsecured Notes due 2012 that were tendered pursuant to cash tender offers and consent solicitations. Interest on the New Notes are payable on January 15 and July 15 of each year, commencing July 15, 2010. The 7.125% Senior Unsecured Notes due 2013 and the 8.125% Senior Unsecured Notes due 2012 were satisfied and discharged pursuant to their respective indentures on January 15, 2010.
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
The gross proceeds from the sale of the Additional New Notes were $512 million and will be used for general corporate purposes.
The Initial New Notes and Additional New Notes (referred to collectively as the notes) were issued under and are governed by an indenture, dated January 15, 2010 (the “Indenture”), among the Issuers, the Guarantor and Wilmington Trust Company, as trustee. The Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments. On or after January 15, 2013, the Issuers may redeem all of the 2016 Notes at a price equal to 103.875% of the principal amount of the 2016 Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 101.938% on and after January 15, 2014 and 100% on and after January 15, 2015. On or after January 15, 2014, the Issuers may redeem all of the 2018 Notes at a price equal to 104.000% of the principal amount of the 2018 Notes, plus accrued and unpaid interest, with such option redemption prices decreasing to 102.000% on and after January 15, 2015 and 100% on and after January 15, 2016. Before January 15, 2013, the Issuers may redeem up to 35% of the aggregate principal amount of each of the 2016 Notes and 2018 Notes with the net proceeds of certain equity offerings at a

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

price equal to 107.750% and 108.000%, respectively, of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the 2016 Notes or 2018 Notes, as the case may be, originally issued remains outstanding immediately after such redemption. If the Issuers experience a change of control, the Issuers must offer to purchase for cash all or any part of each holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest.
The notes and the related guarantee are the senior unsecured obligations of the Issuers and rank equally with all of the Issuers' and the Guarantor's existing and future senior unsecured indebtedness and rank senior to all of the Issuers' and the Guarantor's existing and future subordinated indebtedness. The notes and the related guarantee are effectively subordinated to the Issuers' and the Guarantor's existing and future secured indebtedness to the extent of the collateral securing such indebtedness. The notes and the related guarantee are also effectively subordinated to all indebtedness and other liabilities of the Issuers' subsidiaries other than the Guarantor.
Senior Unsecured Variable Rate Convertible Notes Due 2013 - Icahn Enterprises
In April 2007, we issued an aggregate of $600 million of variable rate senior convertible notes due 2013 (the “variable rate notes”). The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act, and issued pursuant to an indenture dated as of April 5, 2007, by and among us, as issuer, Icahn Enterprises Finance, as co-issuer, and Wilmington Trust Company, as trustee. Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the variable rate notes. The variable rate notes bear interest at a rate of three-month LIBOR minus 125 basis points, but the all-in-rate can be no less than 4.0% nor more than 5.5%, and are convertible into our depositary units at a conversion price of $132.595 per depositary unit per $1,000 principal amount, subject to adjustments in certain circumstances. Pursuant to the indenture governing the variable rate notes, on October 5, 2008, the conversion price was adjusted downward to $105.00 per depositary unit per $1,000 principal amount. As of March 31, 2011, the interest rate was 4.0%. The interest on the variable rate notes is payable quarterly on each January 15, April 15, July 15 and October 15. The variable rate notes mature on August 15, 2013, assuming they have not been converted to depositary units before their maturity date.
In the event that we declare a cash dividend or similar cash distribution in any calendar quarter with respect to our depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits and/or stock dividends), the indenture governing the variable rate notes requires that we simultaneously make such distribution to holders of the variable rate notes in accordance with a formula set forth in the indenture. We paid an aggregate cash distribution of $1 million for each of the three months ended March 31, 2011 and 2010 to holders of our variable rate notes in respect to our distribution payments to our depositary unitholders. Such amounts have been classified as interest expense.
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
As of March 31, 2011 and December 31, 2010, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the applicable indentures. Additionally, as of March 31, 2011, based on covenants in the indenture governing our senior unsecured notes, we are permitted to incur approximately $1 billion in additional indebtedness.
Senior Notes - Investment Management
During the first quarter of fiscal 2011, the Investment Funds formed a special purpose investment vehicle (the "SPV"), an exempted company incorporated with limited liability under the laws of the Cayman Islands, for the purpose of effecting certain transactions described herein. On March 10, 2011, the SPV issued at par an aggregate principal amount of $595 million of senior notes (the “SPV Notes”). The SPV was formed for the sole purpose of issuing the SPV Notes, acquiring certain Collateral Assets, as defined in the SPV Indenture (as defined below), and engaging in certain related transactions, including certain swap transactions as described below. The SPV will not have any substantial assets other than Collateral Assets. The SPV Notes were sold in a private placement pursuant to Rule 144A of the Securities Act, and issued pursuant to an indenture dated as of March 10, 2011 (the “SPV Indenture”), by and between the SPV, as issuer, and U.S. Bank National Association, as trustee.
We control the SPV through our interests in the Investment Funds and, accordingly, we consolidated the results and

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

financial position of the SPV as of March 31, 2011.
The SPV Notes will accrue interest in arrears at LIBOR plus 0.60%. Interest on the SPV Notes will be paid on the 10th of March, June, September and December of each year subject to priority of payments pursuant to the SPV Indenture. The initial maturity date of the SPV Notes is September 10, 2011, which date may be extended in three month increments provided that the SPV obtains consent from holders of the SPV Notes. If such extensions have been granted, the maximum date through which the SPV Notes could be extended would be March 10, 2014, the final note maturity date. Subject to the satisfaction of certain redemption conditions as set forth in the SPV Indenture, the SPV may, in its discretion, cause a redemption of the SPV Notes. The SPV may redeem all or a portion of the SPV Notes in an amount equal to the sum of (a) the aggregate outstanding amount of the SPV Notes being redeemed, (b) accrued and unpaid interest thereon and (c) if applicable, a make-whole payment.
The net proceeds from the sale of the SPV Notes were used to purchase Collateral Assets, which principally consisted of leverage loans and participations or other interests therein. The SPV Notes are secured by and payable solely from Collateral Assets, pursuant to the SPV Indenture. Payment priorities with respect to the Collateral Assets will be determined in accordance with the priority of payments pursuant to the SPV Indenture. To the extent that these amounts are insufficient to meet payments due in respect of the SPV Notes and fees and expenses following realization of all of the Collateral Assets, the obligation of the SPV to pay such deficiency with respect to the SPV Notes will be extinguished.
The SPV entered into swap transactions with a global financial services institution (referred to as the “Swap Counterparty”), whose market capitalization exceeds $45 billion, that reference a portfolio of loans that are expected (but not required) to match the Collateral Assets of the SPV. Pursuant to the swap transactions, the Swap Counterparty will pay to the SPV the amount by which the total payments made on, or the sale price of, loans in the reference portfolio are less than the amount of the interest and principal due on the SPV Notes and amounts senior to the SPV Notes in right of payment. Pursuant to certain offsetting swap agreements, the equity holders of the SPV may be required to pay to the Swap Counterparty the amounts by which the total payments made, or the sale price of, loans in the reference portfolio are less than the amount of the interest and principal due on the SPV Notes and amounts senior to the SPV Notes in right of payment.
Debt Facilities - Automotive
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
The obligations under the revolving credit facility mature December 27, 2013 and bear interest in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00% and ABR plus 0.50% to ABR plus 1.00%. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. The tranche C term loans are subject to a pre-payment premium, should Federal-Mogul choose to prepay the loans prior to December 27, 2011. All Debt Facilities term loans bear interest at LIBOR plus 1.9375% or at ABR plus 0.9375% at Federal-Mogul's election.
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
Federal-Mogul had $43 million of letters of credit outstanding as of each of March 31, 2011 and December 31, 2010, pertaining to the term loan credit facility. As of March 31, 2011 and December 31, 2010, the borrowing availability under the revolving credit facility was $540 million and $528 million, respectively.
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
The Debt Facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

sales and dispositions, and limitations on (i) investments; (ii) certain acquisitions, mergers or consolidations; (iii) sale and leaseback transactions; (iv) certain transactions with affiliates and (v) dividends and other payments in respect of capital stock. At March 31, 2011 and December 31, 2010, Federal-Mogul was in compliance with all debt covenants under the Debt Facilities.
Debt Facilities - Gaming
In connection with Tropicana's completion of the Restructuring Transactions (see Note 2, “Operating Units-Gaming”), Tropicana entered into a credit facility (the "Exit Facility") which consists of a (i) $130 million senior secured term loan credit facility issued at a discount of 7%, which was funded on March 8, 2010, the Effective Date, and (ii) a $20 million senior secured revolving credit facility. Each of the Investment Funds is a lender under the Exit Facility and, in the aggregate, hold over 50% of the loans under the Term Loan Facility and are obligated to provide 100% of any amounts borrowed by Tropicana under the Revolving Facility. The Exit Facility matures on March 8, 2013. All amounts outstanding under the Exit Facility bear interest at a rate per annum of 15% so long as no default or event of default has occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. In addition, Tropicana is required to pay an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility. The Exit Facility is guaranteed by substantially all the existing and future subsidiaries of Tropicana. Tropicana was in compliance with all financial covenants as of both March 31, 2011 and December 31, 2010.
Senior Unsecured Notes - Railcar
In February 2007, ARI issued $275 million senior unsecured fixed rate notes (the “ARI Notes”) that were subsequently exchanged for registered notes in March 2007.
The ARI Notes bear a fixed interest rate of 7.5% and are due in 2014. Interest on the ARI Notes is payable semi-annually in arrears on March 1 and September 1. The indenture governing the ARI Notes (the “ARI Notes Indenture”) contains restrictive covenants that limit ARI's ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. As of March 31, 2011 based on certain financial ratios, certain of these covenants, including ARI's ability to incur additional debt, have become further restricted. ARI was in compliance with all of its covenants under the ARI Notes Indenture as of March 31, 2011.
As of March 1, 2011, ARI may redeem the ARI Notes in whole or in part at a redemption price equal to 103.75% of the principal amount of the ARI Notes plus accrued and unpaid interest. The redemption price declines annually until it is reduced to 100.0% of the principal amount of the ARI Notes plus accrued and unpaid interest from and after March 1, 2013. The ARI Notes are due in full plus accrued unpaid interest on March 1, 2014.
Senior Secured Notes and Revolving Credit Facility - Food Packaging
In December 2009, Viskase issued $175 million of 9.875% Senior Secured Notes due 2018 (the “Viskase 9.875% Notes”). The Viskase 9.875% Notes bear interest at a rate of 9.875% per annum, payable semi-annually in cash on January 15 and July 15, commencing on July 15, 2010. The Viskase 9.875% Notes have a maturity date of January 15, 2018.
On May 2010, Viskase issued an additional $40 million aggregate principal amount of Viskase 9.875% Notes under the indenture governing the Viskase 9.875% Notes Indenture (the “Viskase 9.875% Notes Indenture”).  The additional notes constitute the same series of securities as the initial Viskase 9.875% Notes. Holders of the initial and additional Viskase 9.875% Notes will vote together on all matters and the initial and additional Viskase 9.875% Notes will be equally and ratably secured by all collateral.
The notes and related guarantees by any of Viskase's future domestic restricted subsidiaries are secured by substantially all of Viskase's and such domestic restricted subsidiaries' current and future tangible and intangible assets. The Viskase 9.875% Notes Indenture permits Viskase to incur other senior secured indebtedness and to grant liens on its assets under certain circumstances.
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
In November 2007, Viskase entered into a $25 million secured revolving credit facility (the “Viskase Revolving Credit Facility”) with Arnos Corporation, an affiliate of Mr. Icahn. In connection with our majority acquisition of Viskase on January

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

15, 2010, we assumed the Viskase Revolving Credit Facility from Arnos Corporation. On April 27, 2010, we entered into an agreement with Viskase, extending the maturity date of the Viskase Revolving Credit Facility from January 31, 2011 to January 31, 2012. Borrowings under the loan and security agreement governing the Viskase Revolving Credit Facility are subject to a borrowing base formula based on percentages of eligible domestic receivables and eligible domestic inventory. Under the Viskase Revolving Credit Facility, the interest rate is LIBOR plus a margin of 2.00% currently (which margin will be subject to performance based increases up to 2.50%); provided that the minimum interest rate shall be at least equal to 3.00%. The Viskase Revolving Credit facility also provides for an unused line fee of 0.375% per annum. There were no borrowings under the Viskase Revolving Credit Facility at each of March 31, 2011 and December 31, 2010.
Indebtedness under the Viskase Revolving Credit Facility is secured by liens on substantially all of Viskase's domestic and Mexican assets, with liens on certain assets that are contractually senior to the Viskase 9.875% Notes and the related guarantees pursuant to an intercreditor agreement and the Viskase 9.875% Notes.
The Viskase Revolving Credit Facility contains various covenants which restrict Viskase's ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets, make certain restricted payments, create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. The Viskase Revolving Credit Facility also requires that Viskase complies with various financial covenants. Viskase is in compliance with these requirements as of March 31, 2011 and December 31, 2010.
In its foreign operations, Viskase has unsecured lines of credit with various banks providing approximately $8 million of availability. There were no borrowings under the lines of credit at each of March 31, 2011 and December 31, 2010.
Letters of credit in the amount of $2 million were outstanding under facilities with a commercial bank, and were cash collateralized at each of March 31, 2011 and December 31, 2010.
Mortgages Payable - Real Estate
Mortgages payable, all of which are non-recourse to us, bear interest at rates between 4.97% and 7.99% and have maturities between June 30, 2011 and October 31, 2028.
Other
Secured Revolving Credit Agreement - Home Fashion
On June 16, 2006, WestPoint Home, Inc. ("WPH"), an indirect wholly owned subsidiary of WPI, entered into a $250 million loan and security agreement with Bank of America, N.A., as administrative agent and lender. On September 18, 2006, The CIT Group/Commercial Services, Inc., General Electric Capital Corporation and Wells Fargo Foothill, LLC were added as lenders under this credit agreement. Under the five-year agreement, which matures on June 15, 2011, borrowings are subject to a monthly borrowing base calculation and include a $75 million sub-limit that may be used for letters of credit. Borrowings under the agreement bear interest, at the election of WestPoint Home, either at the prime rate adjusted by an applicable margin ranging from minus 0.25% to plus 0.50% or LIBOR adjusted by an applicable margin ranging from plus 1.25% to 2.00%. WestPoint Home pays an unused line fee of 0.25% to 0.275%. Obligations under the agreement are secured by WestPoint Home's receivables, inventory and certain machinery and equipment.
The agreement contains covenants including, among others, restrictions on the incurrence of indebtedness, investments, redemption payments, distributions, acquisition of stock, securities or assets of any other entity and capital expenditures. However, WPH is not precluded from effecting any of these transactions if excess availability, after giving effect to such transaction, meets a minimum threshold.
As of March 31, 2011, there were no borrowings under the agreement, but there were outstanding letters of credit of $9 million. Based upon the eligibility and reserve calculations within the agreement, WPH had unused borrowing availability of $36 million at March 31, 2011.
As this agreement expires on June 15, 2011, WPH has been actively exploring its financing options which included, but were not limited to, extending the loan and security agreement, refinancing or obtaining alternative financing arrangements.
On April 8, 2011, Bank of America, N.A. executed a commitment letter to amend and restate WPH's current loan and security agreement. The new senior credit facility contemplated by the commitment letter will be for $50 million, with a maximum borrowing availability of $40 million and will expire on June 15, 2012. If WPH does not enter into definitive agreements pursuant to the commitment letter by June 15, 2011, the commitment will expire. There is no assurance that WPI will be able to extend or replace its current credit facility.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

Debt Extinguishment
In connection with the debt extinguishment related to our 7.125% Senior Unsecured Notes due 2013 and our 8.125% Senior Unsecured Notes due 2012, we recorded a $40 million loss for the three months ended March 31, 2010, which is included in other income (loss), net in our consolidated statement of operations.
Sale of Previously Purchased Subsidiary Debt
During the three months ended March 31, 2010, we received proceeds of $65 million from the sale of previously purchased debt of entities included in our consolidated financial statements in the principal amount of $77 million.

11.	Compensation Arrangements.
Compensation arrangements of our Investment Management and Automotive segments that are included in our consolidated financial statements are discussed below.
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
Pursuant to certain compensation agreements entered into during fiscal 2010, certain employees may earn compensation (such amounts referred to as "profit-sharing amounts") that reference a portfolio of securities (the "Sargon Portfolio") that is funded by the Investment Funds. The vesting period of these profit-sharing amounts is three years. The profit-sharing amounts are determined by the performance of the Sargon Portfolio. Accordingly, these profit-sharing amounts are accounted for as liabilities and are remeasured at fair value each reporting period until settlement.
 The General Partners recorded compensation expense of $6 million and $1 million for the three months ended March 31, 2011 and 2010, respectively. Compensation expense is included in selling, general and administrative in our consolidated statements of operations. Compensation expense arising from grants in special profits interest allocations and incentive allocations and profit-sharing amounts in respect of the Sargon Portfolio are recognized in our consolidated financial statements over the vesting period. Grants in respect of special profits interest allocations and incentive allocations will no longer be made after March 31, 2011. Unvested balances of special profits interest allocations, incentive allocations and profit-sharing amounts in respect of the Sargon Portfolio are not reflected in our consolidated financial statements. Unvested amounts not yet recognized as compensation expense were $15 million and $8 million as of March 31, 2011 and December 31, 2010, respectively. Unvested amounts are expected to be recognized over a weighted average of 2.0 years as of March 31, 2011. Cash paid to settle amounts that had been withdrawn for the three months ended March 31, 2011 and 2010 was $1 million and $5 million, respectively.
 Certain liabilities incurred by Icahn Management related to the rights granted to certain employees to participate in a portion of the management fees earned by Icahn Management remained with Icahn Management upon the execution of the contribution agreement on August 8, 2007. However, because the employees to whom these rights were granted became employees of Icahn Capital Management LP on August 8, 2007, Icahn Capital Management LP recognized the future compensation expense associated with the unvested portion of rights which were granted by Icahn Management through August 8, 2007, even though such liability will be settled by Icahn Management, with a corresponding increase to partners' equity.
As of January 1, 2008, Icahn Capital Management LP distributed its net assets to Icahn Capital. Accordingly, effective January 1, 2008, employees of Icahn Capital Management LP became employees of Icahn Capital and such future compensation expense associated with the unvested portion of rights granted by Icahn Management were recognized by Icahn Capital.
Automotive
On March 23, 2010, Federal-Mogul entered into the Second Amended and Restated Employment Agreement, which

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

extended Mr. Alapont's employment with Federal-Mogul for three years. Also on March 23, 2010, Federal-Mogul amended and restated the Stock Option Agreement by and between Federal-Mogul and Mr. Alapont dated as of February 15, 2008 (the “Restated Stock Option Agreement”). The Restated Stock Option Agreement removed Mr. Alapont's put option to sell stock received from a stock option exercise to Federal-Mogul for cash. The Restated Stock Option Agreement provides for payout of any exercise of Mr. Alapont's stock options in stock or, at the election of Federal-Mogul, in cash. The awards were previously accounted for as liability awards based on the optional cash exercise feature; however, the accounting impact associated with this modification is that the stock options are now considered an equity award as of March 23, 2010.
Federal-Mogul revalued the four million stock options granted to Mr. Alapont at March 23, 2010, resulting in a revised fair value of $27 million. This amount was reclassified from accounts payable, accrued expenses and other liabilities to partners' equity due to their equity award status. As these stock options were fully vested as of March 23, 2010, no further expense related to these stock options will be recognized. These options had intrinsic values of $22 million and $5 million as of March 31, 2011 and December 31, 2009, respectively. These options expire on December 27, 2014.
Federal-Mogul revalued the deferred compensation agreement, which was also amended and restated on March 23, 2010, at March 31, 2011, resulting in a revised fair value of $6 million. Since this agreement provides for net cash settlement at the option of Mr. Alapont, it continues to be treated as a liability award as of March 31, 2011 and through its eventual payout. The amount of the payout shall be equal to the fair value of 500,000 shares of Federal-Mogul's common stock, subject to certain adjustments and offsets. During the three months ended March 31, 2011, Federal-Mogul recognized $1 million in income associated with Mr. Alapont's deferred compensation agreement. During the three months ended March 31, 2010, Federal-Mogul recognized $6 million in expense associated with Mr. Alapont's stock options and deferred compensation agreement.
The March 31, 2011 deferred compensation fair value was estimated using the Monte Carlo valuation model with the following assumptions:

Exercise price	N/A
Expected volatility	55%
Expected dividend yield	—%
Risk-free rate over the estimated expected option life	0.66%
Expected life (in years)	1.87
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

12.	Pensions, Other Post-employment Benefits and Employee Benefit Plans.
Federal-Mogul, ARI and Viskase each sponsor several defined benefit pension plans (''Pension Benefits'') (and, in the case of Viskase, its pension plans include defined contribution plans). Additionally, Federal-Mogul, ARI and Viskase each sponsors health care and life insurance benefits (''Other Post-Employment Benefits'') for certain employees and retirees around the world. The Pension Benefits are funded based on the funding requirements of federal and international laws and regulations, as applicable, in advance of benefit payments and the Other Benefits as benefits are provided to participating employees. As prescribed by applicable U.S. GAAP, Federal-Mogul, ARI and Viskase each uses, as applicable, appropriate actuarial methods and assumptions in accounting for its defined benefit pension plans, non-pension post-employment benefits, and disability, early retirement and other post-employment benefits. The measurement date for all defined benefit plans is December 31 of each fiscal year.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

Components of net periodic benefit cost for Federal-Mogul, ARI and Viskase for the three months ended March 31, 2011 and 2010 are as follows:

	Pension Benefits		Other Post-Employment Benefits
	Three Months Ended March 31,
	2011	2010	2011	2010
	(in millions)
Service cost	$7	$8	$—	$—
Interest cost	22	21	5	7
Expected return on plan assets	(17)	(15)	—	—
Amortization of actuarial losses	6	7	—	—
Amortization of prior service credit	—	—	(4)	—
Net periodic benefit cost	$18	$21	$1	$7

13.	Preferred Limited Partner Units.
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
We recorded $2 million of interest expense for the three months ended March 31, 2010 in connection with the preferred unit distributions.

14.	Net Income Per LP Unit.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

The following table sets forth the allocation of net income (loss) attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted income (loss) per LP unit for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(in millions, except per unit data)
Net income attributable to Icahn Enterprises	$240	$(65)
Basic income attributable to Icahn Enterprises allocable to limited partners (98.01% share of net income or loss)	$235	$(64)

Basic income (loss) per LP unit	$2.76	$(0.80)
Basic weighted average LP units outstanding	85	80

Diluted income (loss) per LP unit	$2.68	$(0.80)
Diluted weighted average LP units outstanding	90	80
The effect of dilutive securities in computing diluted income (loss) per LP unit for the three months ended March 31, 2011 is presented below. There were no dilutive securities for the three months ended March 31, 2010.

	Three Months Ended March 31, 2011
	Income	Units
	(in millions)
Variable rate convertible notes	$6	5
As their effect would have been anti-dilutive, the following equivalent units have been excluded from the diluted weighted average LP units outstanding for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Redemption of preferred LP units	—	3
Variable rate convertible notes	—	5

15.	Segment Reporting.
As of March 31, 2011, our eight reportable segments are: (1) Investment Management; (2) Automotive; (3) Gaming; (4) Railcar; (5) Food Packaging; (6) Metals; (7) Real Estate and (8) Home Fashion. Our Investment Management segment provides investment advisory and certain administrative and back office services to the Private Funds, but does not provide such services to any other entities, individuals or accounts. Our Automotive segment consists of Federal-Mogul. Our Gaming segment consists of Tropicana. Our Railcar segment consists of ARI. Our Food Packaging segment consists of Viskase. Our Metals segment consists of PSC Metals. Our Real Estate segment consists of rental real estate, property development and the operation of resort properties. Our Home Fashion segment consists of WPI. In addition to our eight reportable segments, we present the results of the Holding Company which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company. See Note 2, “Operating Units,” for a detailed description of each of our operating businesses.
We assess and measure segment operating results based on net income attributable to Icahn Enterprises as disclosed below. Certain terms of financings for certain of our segments impose restrictions on the segments' ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions.
As described in Note 2, “Operating Units-Gaming,” we consolidated the results of Tropicana effective November 15, 2010. Our management evaluates the aggregate performance of the Investment Management segment with all of its investments stated on a fair value basis, including its investment in Tropicana. Accordingly, although we are required to consolidate the results of Tropicana effective November 15, 2010 and separately report their results as part of our Gaming segment, the column representing our Investment Management segment's results include the investment in Tropicana on a fair value basis with

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

changes in fair value reflected in earnings for the three months ended March 31, 2011. We eliminate the fair value effects of Tropicana in the column labeled “Eliminations.”

	Three Months Ended March 31, 2011
	Investment Management	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Eliminations	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,724	$—	$69	$80	$279	$7	$98	$—	$—	$2,257
Other revenues from operations	—	—	157	16	—	—	13	—	—	—	186
Net gain from investment activities	616	—	—	—	—	—	—	—	10	(9)	617
Interest and dividend income	34	1	—	1	—	—	1	—	1	(3)	35
Other (loss) income, net	(3)	9	—	(2)	—	—	—	1	4	—	9
	647	1,734	157	84	80	279	21	99	15	(12)	3,104
Expenses:
Cost of goods sold	—	1,445	—	67	61	261	1	90	—	—	1,925
Other expenses from operations	—	—	79	13	—	—	6	—	—	—	98
Selling, general and administrative	39	189	73	7	11	6	9	16	5	—	355
Restructuring	—	1	—	—	—	—	—	2	—	—	3
Impairment	—	—	—	—	—	—	—	—	—	—	—
Interest expense	3	35	2	5	5	—	2	—	57	—	109
	42	1,670	154	92	77	267	18	108	62	—	2,490
Income (loss) before income tax (expense) benefit	605	64	3	(8)	3	12	3	(9)	(47)	(12)	614
Income tax (expense) benefit	—	(14)	2	3	(1)	(4)	—	—	(4)	—	(18)
Net income (loss)	605	50	5	(5)	2	8	3	(9)	(51)	(12)	596
Less: net (income) loss attributable to non-controlling interests	(352)	(13)	(3)	2	(1)	—	—	3	—	8	(356)
Net income (loss) attributable to Icahn Enterprises	$253	$37	$2	$(3)	$1	$8	$3	$(6)	$(51)	$(4)	$240

	Three Months Ended March 31, 2010
	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,489	$36	$80	$174	$8	$83	$—	$1,870
Other revenues from operations	—	—	16	—	—	12	—	—	28
Net (loss) gain from investment activities	(10)	—	—	—	—	—	—	9	(1)
Interest and dividend income	64	1	1	—	—	1	—	1	68
Other income (loss), net	—	(10)	(2)	—	—	—	1	(39)	(50)
	54	1,480	51	80	174	21	84	(29)	1,915
Expenses:
Cost of goods sold	—	1,235	37	60	165	1	77	—	1,575
Other expenses from operations	—	—	14	—	—	6	—	—	20
Selling, general and administrative	22	196	6	11	5	11	17	6	274
Restructuring	—	1	—	—	—	—	3	—	4
Impairment	—	4	—	—	—	—	—	—	4
Interest expense	—	37	5	5	—	2	—	46	95
	22	1,473	62	76	170	20	97	52	1,972
Income (loss) before income tax (expense) benefit	32	7	(11)	4	4	1	(13)	(81)	(57)
Income tax (expense) benefit	(1)	7	4	—	(1)	—	—	(2)	7
Net income (loss)	31	14	(7)	4	3	1	(13)	(83)	(50)
Less: net (income) loss attributable to non-controlling interests	(16)	(5)	3	(1)	—	—	4	—	(15)
Net income (loss) attributable to Icahn Enterprises	$15	$9	$(4)	$3	$3	$1	$(9)	$(83)	$(65)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

Condensed balance sheets by reportable segment as of March 31, 2011 and December 31, 2010 are presented below:

	March 31, 2011
	Investment Management	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Eliminations	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$4	$1,015	$157	$314	$77	$14	$97	$34	$957	$—	$2,669
Cash held at consolidated affiliated partnerships and restricted cash	3,707	—	18	—	2	4	4	—	157	—	3,892
Investments	8,374	229	33	47	—	—	—	14	16	(287)	8,426
Accounts receivable, net	—	1,168	16	20	56	112	5	72	—	—	1,449
Inventories, net	—	945	—	59	57	103	—	110	—	—	1,274
Property, plant and equipment, net	—	1,879	414	176	112	126	696	121	3	—	3,527
Goodwill and intangible assets, net	—	1,898	79	7	16	17	95	5	—	—	2,117
Other assets	315	391	66	26	32	28	14	34	43	—	949
Total assets	$12,400	$7,525	$783	$649	$352	$404	$911	$390	$1,176	$(287)	$24,303
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,935	$1,959	$144	$65	$71	$67	$28	$50	$182	$—	$4,501
Securities sold, not yet purchased, at fair value	2,892	—	—	—	—	—	—	—	—	—	2,892
Due to brokers	1,627	—	—	—	—	—	—	—	—	—	1,627
Post-employment benefit liability	—	1,231	—	6	43	2	—	—	—	—	1,282
Debt	595	2,795	61	275	216	2	110	—	3,056	—	7,110
Total liabilities	7,049	5,985	205	346	330	71	138	50	3,238	—	17,412

Equity attributable to Icahn Enterprises	2,833	1,111	132	164	13	333	773	307	(2,082)	(111)	3,473
Equity attributable to non-controlling interests	2,518	429	446	139	9	—	—	33	20	(176)	3,418
Total equity	5,351	1,540	578	303	22	333	773	340	(2,062)	(287)	6,891
Total liabilities and equity	$12,400	$7,525	$783	$649	$352	$404	$911	$390	$1,176	$(287)	$24,303

	December 31, 2010
	Investment Management	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Eliminations	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$8	$1,105	$154	$319	$88	$17	$86	$32	$1,154	$—	$2,963
Cash held at consolidated affiliated partnerships and restricted cash	2,029	—	18	—	2	4	4	—	117	—	2,174
Investments	7,426	210	33	48	—	3	—	13	16	(279)	7,470
Accounts receivable, net	—	1,053	18	21	48	61	6	78	—	—	1,285
Inventories, net	—	847	—	50	55	87	—	124	—	—	1,163
Property, plant and equipment, net	—	1,802	421	181	109	115	700	124	3	—	3,455
Goodwill and intangible assets, net	—	1915	79	7	17	8	97	5	—	—	2,128
Other assets	66	364	70	28	30	31	14	32	65	—	700
Total assets	$9,529	$7,296	$793	$654	$349	$326	$907	$408	$1,355	$(279)	$21,338
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$574	$1,887	$154	$64	$72	$58	$27	$58	$227	$—	$3,121
Securities sold, not yet purchased, at fair value	1,219	—	—	—	—	—	—	—	—	—	1,219
Due to brokers	1,323	—	—	—	—	—	—	—	—	—	1,323
Post-employment benefit liability	—	1,219	—	7	44	2	—	—	—	—	1,272
Debt	—	2,787	62	275	216	2	111	—	3,056	—	6,509
Total liabilities	3,116	5,893	216	346	332	62	138	58	3,283	—	13,444

Equity attributable to Icahn Enterprises	2,576	1,010	122	167	10	264	769	313	(1,948)	(100)	3,183
Equity attributable to non-controlling interests	3,837	393	455	141	7	—	—	37	20	(179)	4,711
Total equity	6,413	1,403	577	308	17	264	769	350	(1,928)	(279)	7,894
Total liabilities and equity	$9,529	$7,296	$793	$654	$349	$326	$907	$408	$1,355	$(279)	$21,338

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

16.	Income Taxes.
For the three months ended March 31, 2011, we recorded an income tax provision of $18 million on pre-tax income from continuing operations of $614 million. For the three months ended March 31, 2010, we recorded an income tax benefit of $7 million on pre-tax loss from continuing operations of $57 million. Our effective income tax rate was 2.9% and 12.3% for the respective periods. The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in the valuation allowance and partnership income not subject to taxation, as such taxes are the responsibility of the partners.

17.	Accumulated Other Comprehensive Loss.
Accumulated other comprehensive loss consists of the following:

	March 31, 2011	December 31, 2010
	(in millions)
Post-employment benefits, net of tax	$(282)	$(283)
Hedge instruments, net of tax	(76)	(81)
Translation adjustments and other, net of tax	(146)	(233)
	$(504)	$(597)

18.	Other Income (Loss), Net.
Other income (loss), net consists of the following:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Loss on extinguishment of debt	$—	$(40)
Loss on disposition of assets	(2)	(1)
Equity earnings from non-consolidated affiliates	8	6
Foreign currency translation losses	(1)	(24)
Other	4	9
	$9	$(50)

19.	Commitments and Contingencies.
Investment Management
In connection with Tropicana's completion of the Restructuring Transactions (see Note 2, “Operating Units-Gaming”), Tropicana entered into the Exit Facility, as amended, which consists of a (i) $130 million Term Loan Facility issued at a discount of 7%, which was funded on March 8, 2010, the Effective Date and (ii) $20 million Revolving Facility. Each of the Investment Funds is a lender under the Exit Facility and, in the aggregate, hold over 50% of the loans under the Term Loan Facility and are obligated to provide 100% of any amounts borrowed by Tropicana under the Revolving Facility. As of March 31, 2011 and December 31, 2010, Tropicana has not borrowed any amounts under the Revolving Facility.
On October 28, 2010, Lions Gate filed a lawsuit in the United States District Court for the Southern District of New York against Carl Icahn, Brett Icahn, Icahn Enterprises L.P., Icahn Enterprises Holdings L.P., Icahn Enterprises G.P, certain of our Investment Management entities (collectively, the “Icahn Group”) and others alleging violations of the Exchange Act and state tort law in connection with certain disclosures made during tender offers by the Icahn Group to acquire Lions Gate stock relating to the Icahn Group's acquisition of the debt of Metro-Goldwyn-Meyer, Inc., and alleging that the Icahn Group violated the tender offer Best Price Rule (promulgated under the rules and regulations of the SEC) by providing additional consideration to Mark Cuban in exchange for the tender of his Lions Gate shares that was not provided to other tendering shareholders.  The complaint sought injunctive relief compelling the Icahn Group to make corrective disclosures and to offer the same consideration it offered to Mark Cuban to Lions Gate's other shareholders, and money damages.  Lions Gate amended its complaint on December 3, 2010 to add certain supplemental factual allegations.  The Icahn Group moved to dismiss the amended complaint on December 17, 2010.  On March 23, 2011, the court granted the Icahn Group's motion in part and denied

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

it in part, dismissing all of Lions Gate's claims except its Best Price Rule claim.  On April 6, 2011, the Icahn Group moved for reconsideration of the court's denial of its motion to dismiss the Best Price Rule claim.  The motion to reconsider is currently pending.  Discovery is also pending.  Management believes that Lions Gate's lawsuit is without merit and will vigorously defend against the sole remaining claim.
Automotive
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
Total environmental liabilities, determined on an undiscounted basis, were $19 million at both March 31, 2011 and December 31, 2010 and are included in accrued expenses and other liabilities in our consolidated balance sheets.
Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At March 31, 2011, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $45 million.
Asset Retirement Obligations
Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $25 million as of each of March 31, 2011 and December 31, 2010 for ARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of these ARO amounts.
Federal-Mogul has conditional asset retirement obligations ("CARO"), primarily related to removal costs of hazardous materials in buildings, for which it believes reasonable cost estimates cannot be made at this time because it does not believe it has a reasonable basis to assign probabilities to a range of potential settlement dates for these retirement obligations. Accordingly, Federal-Mogul is currently unable to determine amounts to accrue for CARO at such sites.
Gaming
Trademark Litigation
Certain parties (the “Plaintiffs”), affiliated with the new owners of Tropicana Hotel & Casino, or Tropicana LV, filed a declaratory judgment action in the District Court, Clark County, Nevada, on July 20, 2009, against Aztar Corporation and Tropicana LLC originally seeking only a declaratory judgment that Tropicana LV had the right to operate a hotel and casino under the name “Tropicana” without any interference by or payment to Aztar Corporation or Tropicana LLC (together, the “Defendants”). The Plaintiffs' complaint sought no damages or injunctive relief. On August 10, 2009, Defendants removed the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

action to the District of Nevada and filed an answer and counterclaim asserting Plaintiffs' use of “Tropicana” infringes upon Defendants' rights in three federally registered trademarks. The Plaintiffs filed a motion to remand the action to Nevada state court, which was granted on January 21, 2010. The parties are currently engaged in discovery.
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
If the Plaintiffs are successful in the Nevada State Court action, they would have rights to continued use of the “Tropicana” trademark in perpetuity in connection with the Las Vegas hotel and associated operations without control by Tropicana or payment of any royalty or license fee to Tropicana. Their continued use of the trademark without restriction could dilute the “Tropicana” brand and be detrimental to Tropicana's future properties that utilize that brand. Furthermore, if the Plaintiffs are successful in the Nevada state court action and the defendants and Tropicana are not successful in the Bankruptcy Court proceeding, the Plaintiffs may establish ownership rights and Tropicana's right to continued use of the “Tropicana” name, in a particular geographic area, on an exclusive basis, or at all, could be adversely affected.
Aztar v. Marsh
Aztar filed a broker malpractice and breach of contract action in the Superior Court of New Jersey, Atlantic County, on August 12, 2010, against Marsh & McLennan Companies, Marsh, Inc., Marsh USA, Inc. and various fictitious Marsh entities (together, the “Marsh Defendants”). The claim seeks $100 million or more in compensatory damages against the Marsh Defendants, Aztar's risk management and insurance brokers at the time of a 2002 expansion of Tropicana AC by Aztar, including, but not limited to, lost profits, expenses arising from the interruption of operations, attorneys' fees, loss of the use of the insurance proceeds at issue, and litigation expenses resulting from the Marsh Defendants' failure to secure for Aztar business interruption and property damage coverage covering losses sustained by Aztar from the collapse of a parking garage that occurred at Tropicana AC on October 30, 2003. The Marsh Defendants filed an answer on October 20, 2010 denying the material allegations of the complaint. Any recovery obtained by Aztar in this action will be recoverable by Tropicana as the current owner of Tropicana AC.
Railcar
Environmental Matters
ARI is subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI's actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI's operations that involve hazardous materials also raise potential risks of liability under common law. Management believes that there are no current environmental issues identified that would have a material adverse effect on ARI. Certain real property ARI acquired from ACF in 1994 has been involved in investigation and remediation activities to address contamination. Substantially all of the issues identified relate to the use of this property prior to its transfer to ARI by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. As of the date of this Quarterly Report on Form 10-Q, ARI does not believe it will incur material costs in connection with any investigation or remediation activities relating to these properties, but it cannot assure that this will be the case. If ACF fails to honor its obligations to ARI, ARI could be responsible for the cost of such remediation. ARI believes that its operations and facilities are

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its operations or financial condition.
Other Matters
One of ARI's joint ventures entered into a credit agreement in December 2007. Effective August 5, 2009, ARI and the other initial joint venture partner acquired this loan from the lenders party thereto, with each party acquiring a 50% interest in the loan. The total commitment under the term loan is $60 million with an additional $10 million commitment under the revolving loan. ARI is responsible to fund 50% of the loan commitments. The balance outstanding on these loans, due to ARI, was $36 million of principal and accrued interest as of March 31, 2011. ARI's share of the remaining commitment on these loans was $3 million as of March 31, 2011.
In March 2011, ARI entered into an agreement to purchase certain railcar parts during fiscal 2011 for current railcar orders with a minimum purchase commitment of $26 million.
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
 PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy in all pending cases. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of March 31, 2011 and December 31, 2010. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $28 million as of each of March 31, 2011 and December 31, 2010. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.
Estimates of PSC Metals' liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates. Moreover, because PSC Metals has disposed of waste materials at numerous third-party disposal facilities, it is possible that PSC Metals will be identified as a PRP at additional sites. The impact of such future events cannot be estimated at the current time.
Home Fashion
Litigation
We are defendants in two lawsuits, one in the federal courts in New York and one in the Delaware state courts, challenging, among other matters, the status of our ownership interests in the common and preferred stock of WPI. We (through Aretex LLC) had acquired ownership of a majority of the WPI common stock through a July 2005 Sale Order entered by the United States Bankruptcy Court for the Southern District of New York. Under that Sale Order, WPI acquired substantially all of the assets of WestPoint Stevens, Inc. The losing bidders at the Bankruptcy Court auction that led to the Sale Order challenged the Sale Order. In November 2005, the United States District Court for the Southern District of New York modified portions of the Sale Order in a manner that could have reduced our ownership of WPI stock below 50%. In its March 26, 2010 decision, the United States Court of Appeals for the Second Circuit held that we are entitled to own a majority of WPI's common stock, and thus have control of WPI. The Second Circuit ordered the Bankruptcy Court's Sale Order reinstated, to ensure that our percentage ownership of the common stock will be at least 50.5%. The Second Circuit ordered the District Court to remand the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

matter back to the Bankruptcy Court for further proceedings consistent with its ruling. On remand, the Bankruptcy Court entered an Order on December 6, 2010 implementing the Second Circuit's decision. As a result, after exercise of all subscription rights issued pursuant to the asset purchase agreement and the completion of the subscription rights offering, we (including our affiliates) will beneficially own between 15,150,001 and 23,698,806 shares of WPI common stock, which we expect will represent between 50.5% and 79% of WPI's outstanding common stock, depending upon the extent to which the other holders of subscription rights exercise their subscription rights. The WestPoint Stevens, Inc. bankruptcy case remains open and the Bankruptcy Court retains jurisdiction over the parties.
There was also a proceeding in Delaware Chancery Court, brought by the same “losing bidders” who are parties to the case decided by the Second Circuit. After the ruling by the Second Circuit, the plaintiffs filed a modified third amended complaint in the Delaware case. In that complaint, the plaintiffs pled claims for breach of fiduciary duty (and aiding and abetting such alleged breach) against us, and against Icahn Enterprises Holdings, Carl C. Icahn and others, based on WPI's not having proceeded with a registration statement. Plaintiffs also asserted a contractual claim against WPI relating to the registration statement alleging that because WPI did not proceed with the registration statement, plaintiffs were unable to sell their securities in WPI, and sought to recover the diminution in the value of those securities. Plaintiffs also asserted a claim for unjust enrichment against all defendants, including us, WPI, Icahn Enterprises Holdings, Carl C. Icahn and others, based on claims that defendants were beneficiaries of a stay order allegedly improperly entered by the Bankruptcy Court. On November 3, 2010, the Chancery Court dismissed the modified third amended complaint in its entirety. Plaintiffs appealed to the Delaware Supreme Court. On January 31, 2011, the plaintiffs filed their opening brief on the appeal. Among other things, plaintiffs argue that the Chancery Court erred in vacating its earlier granting of summary judgment in plaintiffs' favor on a claim for breach of contract that had been asserted in the second amended complaint and in dismissing plaintiffs' amended claim for breach of contract asserted in the modified third amended complaint. Both of the contract claims sought an unspecified amount of damages based on WPI's not having proceeded with the registration of its securities. Plaintiffs also argue that the Chancery Court should not have dismissed claims for breach of fiduciary duty asserted against us and certain of WPI's officers, directors and shareholders (but not against WPI), also based on not having proceeded with the registration statement. Plaintiffs abandoned their claim for unjust enrichment. Our brief, which was filed on March 2, 2011, argues that the judgment dismissing the complaint is correct and should be affirmed. Plaintiff's reply brief was filed on March 17, 2011. Oral argument has been scheduled for July 27, 2011.
Environmental Matters
WPI is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes used in or resulting from its operations and potential remediation obligations. WPI's operations are also governed by U.S. federal, state, local and foreign laws, rules and regulations relating to employee safety and health which, among other things, establish exposure limitation for cotton dust, formaldehyde, asbestos and noise, and which regulate chemical, physical and ergonomic hazards in the workplace. WPI estimated its environmental reserves to be $1 million at both March 31, 2011 and December 31, 2010.

20.	Subsequent Events.
Investment Management
On April 1, 2011, affiliates of Mr. Icahn made aggregate contributions of $250 million in the Private Funds.
On April 29, 2011, the Investment Funds made a distribution-in-kind of 13,538,446 shares of Tropicana common stock with a value of approximately $216 million to us in redemption of approximately $216 million of our limited and general partner interests in the Investment Funds. The distribution transferred the ownership of the Tropicana common stock held by the Investment Funds to us. As a result of this transaction, we directly own 51.5% of Tropicana's outstanding common stock.
Declaration of Distribution on Depositary Units
On April 29, 2011, the board of directors declared a quarterly distribution of $0.50 per depositary unit, comprised of a combination of $0.10 payable in cash and $0.40 payable in depositary units. The distribution will be paid on May 31, 2011 to depositary unitholders of record at the close of business on May 16, 2011. We calculated the depositary units to be distributed based on the 20 trading day volume weighted average price of our depositary units ending on May 3, 2011, resulting in .009985 of a unit being distributed per depositary unit.  To the extent that the aggregate units to be distributed to any holder would include a fraction of a unit, that fractional unit will be settled in cash.  The cut-off date for brokers or nominees to advise our transfer agent, Registrar and Transfer Company, of their full and fractional unit requirements is May 23, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises L.P.

We have reviewed the accompanying consolidated balance sheet of Icahn Enterprises L.P and Subsidiaries (the “Partnership”) (a Delaware limited partnership) as of March 31, 2011, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2011 and 2010, and the consolidated statement of changes in equity and comprehensive income for three-month period ended March 31, 2011. These consolidated interim financial statements are the responsibility of the Partnership's management.
We were furnished with the report of other accountants on their reviews of the consolidated interim financial statements of Federal-Mogul Corporation, a subsidiary, whose total assets as of March 31, 2011 were $7,525 million, and whose revenues for the three-month periods ended March 31, 2011 and 2010, constituted $1,734 million and $1,480 million, respectively, of the related consolidated totals.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Partnership as of December 31, 2010, and the related consolidated statements of operations, changes in equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 7, 2011, we expressed an unqualified opinion on those consolidated financial statements. Our report made reference to the report of other auditors as it relates to amounts included for Federal-Mogul Corporation. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton, LLP

New York, New York
May 4, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Federal-Mogul Corporation

We have reviewed the consolidated balance sheet of Federal-Mogul Corporation as of March 31, 2011 and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 2011 and 2010 (not presented herein). These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Federal-Mogul Corporation as of December 31, 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2010 (not presented herein) and in our report dated February 23, 2011, we expressed an unqualified opinion on those consolidated financial statements.

/s/ Ernst & Young LLP

Detroit, Michigan
April 28, 2011

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes contained in this Quarterly Report on Form 10-Q, or Report, along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, or our 2010 Form 10-K.
Overview

Introduction
Icahn Enterprises L.P., or Icahn Enterprises, is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P., or Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc., or Icahn Enterprises GP, our sole general partner, which is owned and controlled by Mr. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of March 31, 2011, affiliates of Mr. Icahn owned 78,454,899 of our depositary units which represented approximately 92.6% of our outstanding depositary units.
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

Other Significant Events
Senior Notes - Investment Management
During the first quarter of the fiscal year ending 2011, or fiscal 2011, the Investment Funds (as defined herein) formed a special purpose investment vehicle, or the SPV, an exempted company incorporated with limited liability under the laws of the Cayman Islands, for the purpose of effecting certain transactions described herein. On March 10, 2011, the SPV issued at par an aggregate principal amount of $595 million of senior notes, or the SPV Notes. The SPV was formed for the sole purpose of issuing the SPV Notes, acquiring certain Collateral Assets, as defined in the SPV Indenture (as defined below), and engaging in certain related transactions, including certain swap transactions as described below. The SPV will not have any substantial assets other than Collateral Assets. The SPV Notes were sold in a private placement pursuant to Rule 144A of the Securities Act, and issued pursuant to an indenture dated as of March 10, 2011, or the SPV Indenture, by and between the SPV, as issuer, and U.S. Bank National Association, as trustee.
We control the SPV through our interests in the Investment Funds and, accordingly, we consolidated the results and financial position of the SPV as of March 31, 2011.
The SPV Notes will accrue interest in arrears at LIBOR plus 0.60%. Interest on the SPV Notes will be paid on the 10th of March, June, September and December of each year subject to priority of payments pursuant to the SPV Indenture. The initial maturity date of the SPV Notes is September 10, 2011, which date may be extended in three-month-increments provided that the SPV obtains consent from holders of the SPV Notes. If such extensions have been granted, the maximum date through which the SPV Notes could be extended would be March 10, 2014, the final note maturity date. Subject to the satisfaction of certain redemption conditions as set forth in the SPV Indenture, the SPV may, in its discretion, cause a redemption of the SPV Notes. The SPV may redeem all or a portion of the SPV Notes in an amount equal to the sum of (a) the aggregate outstanding amount of the SPV Notes being redeemed, (b) accrued and unpaid interest thereon and (c) if applicable, a make-whole payment.
The net proceeds from the sale of the SPV Notes were used to purchase Collateral Assets, which principally consisted of leverage loans and participations or other interests therein. The SPV Notes are secured by and payable solely from Collateral Assets pursuant to the SPV Indenture. Payment priorities with respect to the Collateral Assets will be determined in accordance with the priority of payments pursuant to the SPV Indenture. To the extent that these amounts are insufficient to meet payments due in respect of the SPV Notes and fees and expenses following realization of all of the Collateral Assets, the obligation of the SPV to pay such deficiency with respect to the SPV Notes will be extinguished.
The SPV entered into swap transactions with a global financial services institution, or the Swap Counterparty, whose market capitalization exceeds $45 billion, that reference a portfolio of loans that are expected (but not required) to match the Collateral Assets of the SPV. Pursuant to the swap transactions, the Swap Counterparty will pay to the SPV the amount by which the total payments made on, or the sale price of, loans in the reference portfolio are less than the amount of the interest and principal due on the SPV Notes and amounts senior to the SPV Notes in right of payment. Pursuant to certain offsetting swap agreements, the equity holders of the SPV may be required to pay to the Swap Counterparty the amounts by which the total payments made on, or the sale price of, loans in the reference portfolio are less than the amount of the interest and principal due on the SPV Notes and amounts senior to the SPV Notes in right of payment.
Declaration of Distribution on Depositary Units
On April 29, 2011, the board of directors declared a quarterly distribution of $0.50 per depositary unit, comprised of a combination of $0.10 payable in cash and $0.40 payable in depositary units. The distribution will be paid on May 31, 2011 to depositary unitholders of record at the close of business on May 16, 2011. We calculated the depositary units to be distributed based on the 20 trading day volume weighted average price of our depositary units ending on May 3, 2011, resulting in .009985 of a unit being distributed per depositary unit.  To the extent that the aggregate units to be distributed to any holder would include a fraction of a unit, that fractional unit will be settled in cash.  The cut-off date for brokers or nominees to advise our transfer agent, Registrar and Transfer Company, of their full and fractional unit requirements is May 23, 2011.

Results of Operations

Consolidated Financial Results
 The following table summarizes revenues, net income (loss) and net income (loss) attributable to Icahn Enterprises for each of our reportable segments and our Holding Company:

	Revenues(1)		Net Income (Loss)		Net Income (Loss) Attributable to Icahn Enterprises
	Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010
	(in millions)
Investment Management	$647	$54	$605	$31	$253	$15
Automotive	1,734	1,480	50	14	37	9
Gaming(2)	157	—	5	—	2	—
Railcar	84	51	(5)	(7)	(3)	(4)
Food Packaging	80	80	2	4	1	3
Metals	279	174	8	3	8	3
Real Estate	21	21	3	1	3	1
Home Fashion	99	84	(9)	(13)	(6)	(9)
Holding Company	15	(29)	(51)	(83)	(51)	(83)
Eliminations(3)	(12)	—	(12)	—	(4)	—
	$3,104	$1,915	$596	$(50)	$240	$(65)

(1)	Revenues include net sales, other revenues from operations, interest and dividend income, and other income (loss), net.

(2)	We consolidated the results of our Gaming segment effective as of November 15, 2010.

(3)	Eliminations relate to the unrealized gains recorded by our Investment Management segment for its investment in Tropicana for the three months ended March 31, 2011.
Please refer to Note 2, “Operating Units,” to the consolidated financial statements contained in this Report for a description of each of our reportable segments.
Discussion of Financial Results - Investment Management
Overview
Icahn Onshore LP, or the Onshore GP, and Icahn Offshore LP, or the Offshore GP (and, together with the Onshore GP, being referred to herein as the General Partners) act as general partner of Icahn Partners LP , or the Onshore Fund, and the Offshore Master Funds (as defined below), respectively. Effective January 1, 2008, in addition to providing investment advisory services to the Private Funds, the General Partners provide or cause their affiliates to provide certain administrative and back office services to the Private Funds. The General Partners do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and qualified investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available. As referred to herein, the Offshore Master Funds consist of (i) Icahn Partners Master Fund LP, (ii) Icahn Partners Master Fund II LP and (iii) Icahn Partners Master Fund III LP. The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the Investment Funds.
The Offshore GP also acts as general partner of a fund formed as a Cayman Islands exempted limited partnership that invests in the Offshore Master Funds. This fund, together with other funds that also invest in the Offshore Master Funds, constitute the Feeder Funds and, together with the Investment Funds, are referred to herein as the Private Funds.
On April 1, 2011, affiliates of Mr. Icahn made aggregate contributions of $250 million in the Private Funds.
On April 29, 2011, the Investment Funds made a distribution-in-kind of 13,538,446 shares of Tropicana common stock with a value of approximately $216 million to us in redemption of approximately $216 million of our limited and general partner interests in the Investment Funds. . The distribution transferred the ownership of the Tropicana common stock held by the Investment Funds to us. As a result of this transaction, we directly own 51.5% of Tropicana's outstanding common stock.
Revenues
The Investment Management segment derives revenues from three sources: (1) special profits interest allocations; (2) incentive allocations and (3) gains and losses from our interest in the Investment Funds.
Our Investment Management segment's revenues are affected by the combination of fee-paying assets under management, or AUM, and the investment performance of the Private Funds. The General Partners' incentive allocations and special profits interest allocations earned from the Investment Funds are accrued on a quarterly basis and are allocated to the General Partners at the end of the Investment Funds' fiscal year (or sooner on redemptions) assuming there are sufficient net profits to cover such amounts. Such quarterly accruals may be reversed as a result of subsequent investment performance prior to the date of such allocation. As a result of the return of fee-paying capital as described below, no further incentive allocations or special profits interest allocations will accrue for periods subsequent to March 31, 2011.
As more fully disclosed in a letter to investors in the Private Funds filed with the SEC on Form 8-K on March 7, 2011, the Private Funds will be returning all fee-paying capital to its investors as of March 31, 2011. Payments will be funded through cash on hand and borrowings under existing credit lines.
The General Partners waived the special profits interest allocations and incentive allocations for our interests in the Investment Funds and Mr. Icahn's direct and indirect holdings and may, in their sole discretion, modify or may elect to reduce or waive such fees with respect to any investor that is an affiliate, employee or relative of Mr. Icahn or his affiliates, or for any other investor.
All of the special profits interest allocations and incentive allocations are eliminated in consolidation; however, our share of the net income from the Private Funds includes the amount of these allocations.
AUM and Fund Performance
The table below reflects changes to AUM for the three months ended March 31, 2011 and 2010. The end-of-period balances represent total AUM, including any accrued special profits interest allocations, incentive allocations and our interests in the Investment Funds, as well as investments of other affiliated parties who have not been charged special profits interest allocations or incentive allocations for the periods presented:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Balance beginning of period	$6,564	$5,805
Net (outflows) in-flows	(1,828)	413
Appreciation	629	38
Balance, end of period	$5,365	$6,256
Fee-paying AUM	$—	$2,170

The following table sets forth performance information for the Investment Funds that were in existence for the comparative periods presented. These gross returns represent a weighted-average composite of the average gross returns, net of expenses for the Private Funds.

	Gross Return(1)
	Three Months Ended March 31,
	2011	2010
Private Funds	9.59%	0.70%

(1)
These returns are indicative of a typical investor who has been invested since inception of the Investment Funds. The performance information is presented gross of any accrued special profits interest allocations and incentive allocations but net of expenses. Past performance is not necessarily indicative of future results.

The Investment Funds' aggregate gross return was 9.59% for the three months ended March 31, 2011. During the first quarter of fiscal 2011, gains were primarily due to the Investment Funds' long exposure to the equity markets which were driven by certain core holdings.  These gains were offset in part by the Investment Funds' defensive shorts.
The Investment Funds' aggregate gross return was 0.70% for the three months ended March 31, 2010.   During the first quarter of fiscal 2010, gains were primarily due to the Investment Funds' long exposure to credit markets, including fixed income, bank debt and derivative instruments, as well as an increase in the value of certain core equity holdings. These gains were offset by the Investment Funds' defensively positioned portfolio which were negatively impacted by the markets' strong snapback in March 2010.
Since inception in November 2004, the Investment Funds' gross return is 108.6%, representing an annualized rate of return of 12.1% through March 31, 2011, which is indicative of a typical investor who has invested since inception of the Investment Funds (excluding special profits interest allocations and incentive allocations).
Operating Results
We consolidate certain entities of the Private Funds. Accordingly, in accordance with U.S. GAAP, any special profits interest allocations, incentive allocations and earnings on investments in the Investment Funds are eliminated in consolidation. These eliminations have no impact on our net income; however, as our allocated share of the net income from the Private Funds includes the amount of these allocations and earnings.
The tables below provide a reconciliation of the unconsolidated revenues and expenses of our interest in the General Partners and Icahn Capital L.P., or Icahn Capital, to the consolidated U.S. GAAP revenues and expenses. The first column represents the results of operations of our interest in the General Partners and Icahn Capital without the impact of consolidating the Private Funds or the eliminations arising from the consolidation of these funds. This includes the gross amount of any special profits interest allocations, incentive allocations and returns on investments in the Investment Funds that is attributable to us only. This also includes gains and losses on our interest in the Investment Funds. The second column represents the total consolidated income and expenses of the Private Funds for all investors, including us, before eliminations. The third column represents the eliminations required in order to arrive at our total results for our Investment Management segment, which is provided in the fourth column. For the three months ended March 31, 2011, we also present in the fifth column eliminations relating to the unrealized gains recorded by our Investment Management segment for its investment in Tropicana.

Summarized statements of operations for our Investment Management segment on a deconsolidated basis, reconciling to a U.S. GAAP basis for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31, 2011
	Icahn Enterprises' Interests	Consolidated Private Funds	Eliminations	Total Investment Management Results	Tropicana Eliminations	Total U.S. GAAP Results
	(in millions)
Revenues:
Special profits interest allocations	$9	$—	$(9)	$—	$—	$—
Incentive allocations	7	—	(7)	—	—	—
Net gain from investment activities	248	616	(248)	616	(9)	607
Interest and dividend income	—	34	—	34	(3)	31
Other income, net	—	(3)	—	(3)	—	(3)
	264	647	(264)	647	(12)	635
Selling, general and administrative	11	28	—	39	—	39
Interest expense	—	3	—	3	—	3
	11	31	—	42	—	42
Income before income tax expense	253	616	(264)	605	(12)	593
Income tax expense	—	—	—	—	—	—
Net income	253	616	(264)	605	(12)	593
Less: Net income attributable to non-controlling interests	—	(572)	220	(352)	8	(344)
Net income attributable to Icahn Enterprises	$253	$44	$(44)	$253	$(4)	$249

	Three Months Ended March 31, 2010
	Icahn Enterprises' Interests	Consolidated Private Funds	Eliminations	Total U.S. GAAP Results
	(in millions)
Revenues:
Special profits interest allocations	$11	$—	$(11)	$—
Incentive allocations	—	—	—	—
Net gain from investment activities	11	(10)	(11)	(10)
Interest and dividend income	—	64	—	64
	22	54	(22)	54
Selling, general and administrative	6	16	—	22
Interest expense	—	—	—	—
	6	16	—	22
Income before income tax expense	16	38	(22)	32
Income tax expense	(1)	—	—	(1)
Net income	15	38	(22)	31
Less: Net income attributable to non-controlling interests	—	(25)	9	(16)
Net income attributable to Icahn Enterprises	$15	$13	$(13)	$15

(1)
As of March 31, 2011, we had investments with a fair market value of $2.8 billion in the Investment Funds for which no special profits interest allocations or incentive allocations are applicable, with gains of $248 million and $11 million for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, the full Target Special Profits Interest Amount was $9 million, which is comprised of a Target Special Profits Interest Amount of $8 million for the three months ended March 31, 2011 and a hypothetical return of $1 million on the full Target Special Profits Interest Amount from the Investment Funds. As a result of the return of fee-paying capital as described above, the full Target Special Profits Interest Amount of $9 million at March 31, 2011 was allocated to the General Partners at March 31, 2011. As of March 31, 2010, the full Target Special Profits Interest Amount was $12 million, including a Target Special Profits Interest Amount for the first three months of fiscal 2010 and a hypothetical return on the full Target Special Profits Interest Amount from the Investment Funds. Of the full Target Special Profits Interest Amount as of March 31, 2010, $11 million was accrued as a special profits interest allocation for the first quarter of fiscal 2010.
Incentive allocations were $7 million for the three months ended March 31, 2011 and were not material for the three months ended March 31, 2010, as a result of "high watermarks" that were established for fee-paying investors during fiscal 2008. Incentive allocations are calculated on an investor-by-investor basis. (The General Partners do not earn incentive allocations during a particular period even though the Investment Funds may have a positive return in such period until losses for each investor in prior periods have been recovered.) The General Partners' incentive allocations earned from the Investment Funds are accrued on a quarterly basis and are allocated to the General Partners at the end of the Investment Funds' fiscal year (or sooner on redemptions), provided that, effective July 1, 2009, certain new options do not provide for incentive allocations at the end of each fiscal year.
The net gain from our interest in the Investment Funds was $248 million and $11 million for the three months ended March 31, 2011 and 2010, respectively. The net gain for the respective periods is comprised of a return on our interest in the Investment Funds along with a return on earned incentive allocations and special profits interest allocations from prior periods that were retained in the Investment Funds.
Net realized and unrealized gains of the Investment Funds on investment activities was $616 million for the three months ended March 31, 2011. This compares with a net realized and unrealized loss of $10 million for the three months ended March 31, 2010. The improvement in the three months ended March 31, 2011 was primarily due to the positive performance in the Investment Funds as compared to the three months ended March 31, 2010.
Interest and dividend income was $34 million and $64 million for the three months ended March 31, 2011 and 2010, respectively. The decrease was primarily due to decreased interest income resulting from a reduction in fixed-income investments.
The General Partners' and Icahn Capital's selling, general and administrative expense, or SG&A, for the three months ended March 31, 2011 increased by $5 million as compared to the three months ended March 31, 2010. This increase was primarily attributable to compensation expense associated with profit-sharing that references a portfolio of securities (referred to as the Sargon Portfolio) that are funded by the Investment Funds in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.
The Private Funds' SG&A for the three months ended March 31, 2011 increased by $12 million as compared to the three months ended March 31, 2010. This increase was primarily attributable to higher appreciation of the deferred management fee payable by Icahn Fund Ltd. over the comparable periods.

Discussion of Financial Results - Other Segments

Net Sales, Cost of Goods Sold and Gross Margin

	Net Sales		Cost of Goods Sold		Gross Margin
	Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010
	(in millions)
Automotive	$1,724	$1,489	$1,445	$1,235	$279	$254
Railcar	69	36	67	37	2	(1)
Food Packaging	80	80	61	60	19	20
Metals	279	174	261	165	18	9
Real Estate	7	8	1	1	6	7
Home Fashion	98	83	90	77	8	6
	$2,257	$1,870	$1,925	$1,575	$332	$295

Other Revenues From Operations and Other Expenses From Operations

	Other Revenues From Operations		Other Expenses From Operations		Gross Margin
	Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010
	(in millions)
Gaming(1)	$157	$—	$79	$—	$78	$—
Railcar	16	16	13	14	3	2
Real Estate	13	12	6	6	7	6
	$186	$28	$98	$20	$88	$8

(1)	We consolidate the results of our Gaming segment effective as of November 15, 2010.
Automotive
During the three months ended March 31, 2011, Federal-Mogul derived 67% of its net sales from the original equipment manufacturer and servicers, or OE, market and 33% from the aftermarket. Federal-Mogul's customers include the world's largest automotive OEs and major distributors and retailers in the independent aftermarket. During the three months ended March 31, 2011 Federal-Mogul derived 37% of its sales in the United States and 63% internationally. Federal-Mogul has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of Federal-Mogul's international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.
Federal-Mogul operates one manufacturing facility and one technical center in Japan. Federal-Mogul did not experience any loss of property or other assets nor were any of its employees injured as a result of the natural disasters in Japan during the three months ended March 31, 2011. Federal-Mogul does not anticipate any significant impacts to its consolidated financial position, results of operations or cash flows, either direct or indirect, as a result of this crisis, and will continue to carefully monitor the situation over the coming months.
Federal-Mogul operates in an extremely competitive industry, driven by global vehicle production volumes and part replacement trends. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. Customers continue to require periodic cost reductions that require Federal-Mogul to continually assess, redefine and improve its operations, products, and manufacturing capabilities to maintain and improve profitability. Management continues to develop and execute initiatives to meet the challenges of the industry and to achieve its strategy for sustainable global profitable growth.
On March 18, 2011, Federal-Mogul announced that it had engaged Lazard Ltd. to explore strategic alternatives to enhance shareholder value. There can be no assurance that the exploration of alternatives will result in a transaction. Further, it is not certain what impact any particular alternative, or lack thereof, may have on Federal-Mogul's operating results, financial condition, business prospects and our investment in Federal-Mogul.
Federal-Mogul's Annual Report on Form 10-K for fiscal 2010 filed with the SEC on February 23, 2011 contains a detailed description of its business, products, industry, operating strategy and associated risks. Federal-Mogul's most recent Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 was filed with the SEC on April 28, 2011.
Net sales increased by $235 million (16%) for the first three months of fiscal 2011 as compared to the first three months of fiscal 2010. The impact of the U.S. dollar weakening, primarily against the euro, increased reported sales by $7 million.
In general, light and commercial vehicle OE production increased in most regions and, when combined with market share gains in all regions across all three manufacturing business units, resulted in increased OE sales of $203 million in the first three months of fiscal 2011 as compared to the first three months of fiscal 2010. Aftermarket sales increased by $27 million due to sales increases in all regions. The acquisition of the Daros Group increased sales volume by $8 million in the first three months of fiscal 2011 as compared to the first three months of fiscal 2010. Net changes in customer pricing decreased sales by $10 million in the first three months of fiscal 2011 as compared to the first three months of fiscal 2010.
Cost of goods sold increased by $210 million (17%) in the first three months of fiscal 2011 as compared to the first three months of fiscal 2010. The impact of the relative weakness of the U.S. dollar increased cost of products sold by $9 million in the first three months of fiscal 2011 as compared to the first three months fiscal 2010. Manufacturing, labor and variable overhead costs increased by $195 million as a direct consequence of the higher production volumes, inclusive of $6 million of such costs associated with the Daros Group in the first three months of fiscal 2011 as compared to the first three months of fiscal 2010. Additional increases were unfavorable productivity, net of labor and benefits inflation, of $11 million and increased materials and services sourcing costs of $8 million in the first three months of fiscal 2011 as compared to the first three months of fiscal 2010. These increases were partially offset by decreased depreciation of $13 million in the first three months of fiscal 2011 as compared to the first three months of fiscal 2010.
Gross margin increased by $25 million for the first three months of fiscal 2011 as compared to the first three months of fiscal 2010. This increase was due to improved sales volumes, which increased gross margin by $41 million, decreased depreciation of $13 million and $2 million directly related to the acquisition of the Daros Group, partially offset by customer price decreases of $10 million, unfavorable productivity, net of benefits and labor inflation, of $11 million, increased materials and services sourcing costs of $8 million and currency movements of $2 million in the first three months of fiscal 2011 as compared to the three months of fiscal 2010.
Gaming
As a result of our acquisition of Tropicana on November 15, 2010, we are required to consolidate the results of Tropicana as of such date. Tropicana contributed $157 million to other revenues from operations during the three months ended March 31, 2011 for which no such revenue was present in the comparable prior year period.
Revenues are one of Tropicana's main performance indicators with more than 85% of net revenues generated from casino operations. Casino revenues represent the difference between wins and losses from gaming activities such as slot machines and table games. Key volume indicators include table game volumes and slot volumes, which refer to amounts wagered by Tropicana's customers. Win or hold percentage represents the percentage of the amounts wagered that is won by the casino, which is not fully controllable by Tropicana, and recorded as casino revenue. Most of Tropicana's revenues are cash-based, through customers wagering with cash or chips or paying for non-gaming services with cash or credit cards, and therefore are not subject to any significant or complex estimation. As a result, fluctuations in net revenues have a direct impact on cash flows from operating activities. Other performance indicators include hotel occupancy, which is a volume indicator for hotels, and the average daily rate, which is a price indicator for the amount customers paid for hotel rooms.
Other revenues from operations and other expenses from operations for our Gaming segment for the three months ended March 31, 2011 is summarized as follows:

	Other Revenues From Operations	Other Expenses From Operations
	Three Months Ended March 31, 2011
	(in millions)
Casino	$143	$60
Room	25	7
Food and Beverage	22	10
Other	6	2
	196	$79
Less promotional allowances	(39)
Net revenues	$157
Casino revenues for the three months ended March 31, 2011 were $143 million. Casino revenues are comprised primarily of slot machine and table game revenues. Slot machine revenue was $108 million and table game revenue was $32 million for the three months end March 31, 2011. Slot machine and table games hold percentages were 8.8% and 17.3%, respectively, for the three months ended March 31, 2011.
Room and food and beverage revenues for the three months ended March 31, 2011 were $25 million and $22 million, respectively. Hotel room occupancy percentage for the three months ended March 31, 2011 was 68.5%.  Average daily room rates were $68 for the three months ended March 31, 2011.  Room and food and beverages are offered to high-value guests on a complimentary basis. The retail value of rooms, food and beverage provided to guests on a complimentary basis is included in gross revenues and then deducted as promotional allowances to arrive at net revenues.
Weak economic conditions continue to adversely impact the gaming industry and Tropicana. We believe Tropicana's guests have reduced their discretionary spending as a result of uncertainty and instability relating to the employment and housing markets. While the current economic climate appears to be improving relative to fiscal 2010 and fiscal 2009, we cannot predict whether, or how long, current market conditions will continue to persist. In addition, Tropicana AC's revenues have been negatively impacted by the introduction of table games in Pennsylvania in mid 2010 as well as increased marketing and promotional activity from competitors within the Atlantic City market. The Atlantic City market experienced year over year declines in casino revenue of 7.3% in the three months ended March 31, 2011.
  Tropicana's financial results are highly dependent upon the number of customers that it attracts to its facilities and the amounts those customers spend per visit. Additionally, Tropicana's operating results may be affected by, among other things, overall economic conditions affecting the discretionary income of its customers, competitive factors, gaming tax increases and other regulatory changes, the opening of new gaming operations, the negative impact of certain predecessors' bankruptcy filings had on its facilities, Tropicana's ability to reinvest in its properties, potential future exposure for liabilities of its certain predecessors that it assumed, its limited operating history and general public sentiment regarding travel and gaming. Historically, Tropicana's operating results are the strongest in the third quarter and the weakest in the fourth quarter. In addition, weather and long-weekend holidays affect its operating results.
Tropicana's Annual Report on Form 10-K for fiscal 2010 filed with the SEC on March 14, 2011 contains a detailed description of its business, products, industry, operating strategy and associated risks. Tropicana's annual and quarterly reports are publicly available on the SEC's website at www.sec.gov.
Railcar
The North American railcar market has been, and ARI expects it to continue to be, highly cyclical. The recent economic downturn had a negative effect on the railcar manufacturing market in which ARI competes, resulting in increased competition and significant pricing pressures in the past couple of years.
ARI has seen improvement in the railcar manufacturing market with an increase in its backlog from approximately 1,050 railcars at December 31, 2010 to approximately 5,630 railcars at March 31, 2011, of which approximately 5,350 railcars are for sale and approximately 280 railcars that ARI will lease. In response to increased customer demand, ARI is increasing production rates at its railcar manufacturing facilities. ARI defines backlog as the number of railcars that its customers have committed in writing to purchase or lease that have not been shipped.
Additionally, railcar loadings have continued to increase and the number of railcars in storage has continued to decrease, as reported by an independent third party industry analyst. ARI believes that these improvements, which may or may not continue, indicate that the railcar market has begun to and may continue to improve. During the first quarter of fiscal 2011, ARI's railcar shipments and manufacturing revenues increased compared to the corresponding prior year period and the gross margin from both manufacturing and railcar services operations also increased. Based in part on these factors, ARI currently expects its railcar shipments to increase in fiscal 2011 as compared to fiscal 2010. ARI cannot assure you that the railcar market will continue to improve or that its railcar orders and shipments will increase.
Railcar services operations continued to report strong results due to strong volumes and railcar repair projects completed at our railcar manufacturing facilities.
ARI's Annual Report on Form 10-K for fiscal 2010 filed with the SEC on March 1, 2011 contains a detailed description of its business, products, industry, operating strategy and associated risks. ARI's most recent Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 was filed with the SEC on May 3, 2011.
Total railcar manufacturing revenues for the three months ended March 31, 2011 increased by $33 million (92%) as compared to the three months ended March 31, 2010. (Manufacturing revenues are included in net sales in our consolidated statements of operations.) The primary reason for the increase in revenues from manufacturing operations was an increase in railcar shipments in the first three months of fiscal 2011 as compared to the first three months of fiscal 2010. Railcar shipments in the first three months of fiscal 2011 were approximately 670 railcars as compared to approximately 340 railcars in the first three months of fiscal 2010.
Revenues from companies affiliated with Mr. Icahn were approximately 8% and 29% of total manufacturing and service revenues for the three months ended March 31, 2011 and 2010, respectively.
Overall gross margin increased by $4 million (400%) for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase in overall gross margin was primarily driven by an increase in gross margins from manufacturing operations. Gross margin from manufacturing operations was $2 million for the three months ended March 31, 2011 as compared to a loss of $1 million for the three months ended March 31, 2010 and was primarily due to an increase in railcar shipments. Gross margin for manufacturing operations as a percentage of manufacturing operations revenues was 3% for the three months ended March 31, 2011 as compared to loss of 3% for the three months ended March 31, 2010.
Gross margin for railcar services operations increased by $1 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Gross margin for railcar services operations as a percentage of railcar services operations revenues was 19% for the three months ended March 31, 2011 as compared to 13% in three months ended March 31, 2010.

Food Packaging
Viskase currently operates seven manufacturing facilities and nine distribution centers throughout North America, Europe and South America and derives approximately 70% of total net sales from customers located outside the United States. Viskase is starting to build a shirring plant in the Philippines to serve the Asian market. The plant is expected to open in the first quarter of the fiscal year ended December 31, 2012 and will be scaled up over several years as demand in the Asian market continues to grow. The first year capital investment, including machinery, will be approximately $14 million and it is anticipated that an additional $11 million of equipment will be added over the subsequent five years.
Our Food Packaging segment is affected by changes in foreign exchange rates. In addition to those markets in which Viskase prices its products in U.S. dollars, it prices its products in certain of its foreign operations in euros and Brazilian reals. As a result, a decline in the value of the U.S. dollar relative to local currencies of profitable foreign subsidiaries can have a favorable effect on Viskase's profitability. Conversely, an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on Viskase's profitability.
Metals
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the U.S. and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn.  While the current economic climate appears to be improving relative to fiscal 2010 and fiscal 2009, we cannot predict whether, or how long, current market conditions will continue to persist.  PSC Metals believes its cost structure is in line with the current market environment.
Summarized ferrous tons and non-ferrous pounds sold for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
	(in 000s)
Ferrous tons sold	407	326
Non-ferrous pounds sold	39,217	26,483
On January 5, 2011, PSC Metals acquired substantially all the assets and certain liabilities of Cash's Scrap Metal and Iron Inc., or CSMI, for $32 million. CSMI is a scrap recycler and operates in five different locations in Missouri.
Net sales for the three months ended March 31, 2011 increased by $105 million (60%) as compared to the three months ended March 31, 2010. The increase was primarily due to increases in ferrous revenues attributed to higher prices and continued improvement in steel mill operating rates. In addition, the acquisition of CSMI in January 2011 contributed to the quarter-on- quarter ferrous revenue improvement. Increased ferrous demand and higher market pricing resulted in ferrous average pricing of approximately $94 per gross ton higher (28%) and ferrous shipments 80,100 gross tons higher (25%) in the first three months of fiscal 2011 as compared to the first three months of fiscal 2010. Non-ferrous revenues increased by 85% in the first three months of fiscal 2011 as compared to the first three months of fiscal 2010 on 48% higher shipments and 25% higher average selling price. Revenues from substantially all product lines increased for the first three months of fiscal 2011 as compared to the first three months of fiscal 2010 and was primarily attributable to increased volumes and higher average selling prices.
Cost of sales for the three months ended March 31, 2011 increased by $96 million (58%) as compared to the three months ended March 31, 2010. The increase was primarily due to higher sales volume and material purchase prices as compared to the corresponding prior year period. The January 2011 acquisition of CSMI also contributed to the quarter-on-quarter increase in cost of sales. Gross margin for the three months ended March 31, 2011 increased by $9 million as compared to the three months ended March 31, 2010. Gross margin as a percentage of net sales was 7% for the three months ended March 31, 2011 compared to 5% for the three months ended March 31, 2010. The increases were primarily due to increases in ferrous revenues resulting from higher average pricing coupled with higher ferrous shipments over the comparative period as discussed above.
Real Estate
Net sales for the three months ended March 31, 2011 decreased by $1 million (13%) as compared to the three months ended March 31, 2010. The decrease in net sales was primarily due to a decrease in development sales activity attributable to the general slowdown in residential and vacation homes. For the three months ended March 31, 2011, we sold 1 residential unit for approximately $1 million as compared to 2 residential units for approximately $2 million for the three months ended March 31, 2010.
Home Fashion
WPI's business is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products. Many of the larger retailers are customers of WPI.  WPI has been negatively impacted by higher raw material and transportation costs as well as by continued weakness in the housing market.  At the end of fiscal 2010, WPI announced price increases to be implemented during the first quarter of fiscal 2011 to offset the increased raw material and transportation costs.  While current economic indicators project continued increasing commodity and fuel costs, we cannot predict whether, or how long, current market conditions will continue to persist.
In light of WPI's recent operating performance and challenging industry conditions, we are considering various strategic alternatives which may include, without limitation, joint ventures, other forms of strategic alliances, and/or a sale or divestiture of all or a significant portion of WPI's assets. We cannot determine whether any of these transactions will be consummated or, if so, upon what terms.  Any sale of WPI may result in consideration that is materially less than the carrying value of our investment in WPI.
Net sales for the three months ended March 31, 2011 increased by $15 million (18%) as compared to the three months ended March 31, 2010, primarily resulting from increased pricing and higher sales volume. Increased pricing was implemented to offset increased raw material and transportation costs. Cost of goods sold for the three months ended March 31, 2011 increased by $13 million (17%) as compared to the three months ended March 31, 2010, primarily resulting from increased raw material, transportation costs and increased sales volume. Gross margin as a percent of net sales were 8% and 7% for the three months ended March 31, 2011 and 2010, respectively. The improvement in gross margin for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily due to improved sales mix.

Selling General and Administrative

	Three Months Ended March 31,
	2011	2010
	(in millions)
Investment Management	$39	$22
Automotive	189	196
Gaming	73	—
Railcar	7	6
Food Packaging	11	11
Metals	6	5
Real Estate	9	11
Home Fashion	16	17
Holding Company	5	6
	$355	$274
Investment Management
SG&A for our investment management segment is discussed above.
Automotive
SG&A for the three months ended March 31, 2011 decreased by $7 million (4%) as compared to the three months ended March 31, 2010. This decrease was due to lower stock-based compensation expense of $6 million, lower pension and other post-employment benefits expense of $8 million, materials and services sourcing savings of $2 million and reduced depreciation expense of $1 million, partially offset by unfavorable overhead costs of $10 million.
Federal-Mogul maintains technical centers throughout the world designed to integrate its leading technologies into advanced products and processes, to provide engineering support for all of its manufacturing sites and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development, or R&D, costs, including product and validation costs, of $44 million and $39 million for the three months ended March 31, 2011 and 2010, respectively. As a percentage of OE sales, R&D was 4% for each of the three months ended March 31, 2011 and 2010.

Gaming
As a result of our acquisition of Tropicana on November 15, 2010, we are required to consolidate the results of Tropicana as of such date. Tropicana recognized $73 million of SG&A during the three months ended March 31, 2011 for which no such SG&A was present in the comparable prior year period. SG&A for our Gaming segment is summarized as follows:

Three Months Ended March 31, 2011
(in millions)
Marketing, advertising and promotions	$14
General and administrative	34
Maintenance and utilities	15
Depreciation and amortization	10
$73
Tropicana continues to monitor and reduce its SG&A expenses to maintain profitability in response to declining revenues due to the current weak economic conditions.
Railcar
SG&A for the three months ended March 31, 2011 increased by $1 million (17%) as compared to the three months ended March 31, 2010. The increase was primarily due to an increase in stock based compensation, partially offset by a decrease in incentive compensation.
Food Packaging
SG&A for the three months ended March 31, 2011 remained flat at $11 million as compared to the three months ended March 31, 2010.
Metals
SG&A for the three months ended March 31, 2011 increased by $1 million (20%) as compared to the three months ended March 31, 2010. The increase was primarily due to integration costs associated with the CMSI and an increase in compensation and benefit costs.
Real Estate
SG&A for the three months ended March 31, 2011 decreased by $2 million (18%) as compared to the three months ended March 31, 2010. The decrease was primarily due to lower operating expenses in property development for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.
Home Fashion
SG&A for the three months ended March 31, 2011 decreased by $1 million (6%) as compared to the three months ended March 31, 2010. WPI endeavors to continue to lower its SG&A expenditures by consolidating its locations, reducing headcount, and applying more stringent oversight of expense areas where potential savings may be realized.

Impairment and Restructuring

	Impairment		Restructuring
	Three Months Ended March 31,
	2011	2010	2011	2010
	(in millions)
Automotive	$—	$4	$1	$1
Home Fashion	—	—	2	3
	$—	$4	$3	$4
Automotive
Federal-Mogul recorded $4 million in impairment charges for the three months ended March 31, 2010 related to certain of its equipment where the assessment of future undiscounted cash flows of such equipment, when compared to the current carrying value of the equipment, indicated the assets were not recoverable. Federal-Mogul did not incur any impairment charges for the three months ended March 31, 2011. Federal-Mogul determined the fair value of the assets by applying a probability weighted, expected present value technique to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with other long-lived asset fair value measurements.
Restructuring charges for each of the three months ended March 31, 2011 and 2010 was $1 million and were related to facility closure costs and employee costs.
Home Fashion
Restructuring and impairment for the three months ended March 31, 2011 decreased by $1 million (33%), as compared to the three months ended March 31, 2010.  In recording the impairment charges related to its plants, WPI compared estimated net realizable values of property, plant and equipment to their current carrying values. Restructuring and impairment charges include severance, benefits and related costs, non-cash impairment charges related to plants that have been or will be closed and continuing costs of closed plants and transition expenses.
WPI anticipates incurring approximately $3 million of additional restructuring costs in fiscal 2011, particularly with respect to the carrying costs of closed facilities until such time as these locations are sold. Restructuring costs could be affected by, among other things, WPI's decision to accelerate or delay its restructuring efforts. As a result, actual costs incurred could vary materially from these anticipated amounts. If WPI's restructuring efforts are unsuccessful or its existing strategic manufacturing plans are amended, it may be required to record additional impairment charges related to the carrying value of long-lived assets.
Interest Expense
Interest expense for the three months ended March 31, 2011 increased by $14 million (15%) as compared to the three months ended March 31, 2010. The increase over the comparable period was primarily due to higher interest expense incurred on certain debt offering issued on January 15, 2010.

Income Tax Expense
For the three months ended March 31, 2011, we recorded an income tax provision of $18 million on pre-tax income of $614 million. For the three months ended March 31, 2010, we recorded an income tax benefit of $7 million on pre-tax loss of $57 million. Our effective income tax rate was 2.9% and 12.3% for the respective periods. The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in the valuation allowance and partnership income not subject to taxation, as such taxes are the responsibility of the partners.

Liquidity and Capital Resources

Holding Company
As of March 31, 2011, we had cash and cash equivalents of $957 million and total debt of approximately $3.1 billion. We have made investments in the consolidated Private Funds, including earned incentive allocations and special profits interest allocation from prior periods that were retained in the Private Funds. The total value of these investments was approximately $2.8 billion as of March 31, 2011 for which no special profits interest allocation or incentive allocations are applicable. These investments and related earnings are reflected in the consolidated Private Funds' net assets and earnings.
As of March 31, 2011 based on covenants in the indenture governing our senior notes, we may incur approximately $1 billion in additional indebtedness. See Note 10, “Debt,” to our consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.
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

Borrowings
 Debt consists of the following:

	March 31, 2011	December 31, 2010
	(in millions)
8% senior unsecured notes due 2018 - Icahn Enterprises	$1,450	$1,450
7.75% senior unsecured notes due 2016 - Icahn Enterprises	1,050	1,050
Senior unsecured variable rate convertible notes due 2013 - Icahn Enterprises	556	556
Senior notes - Investment Management	595	—
Debt facilities - Automotive	2,737	2,737
Debt facilities - Gaming	61	62
Senior unsecured notes - Railcar	275	275
Senior secured notes and revolving credit facility - Food Packaging	214	214
Mortgages payable	108	108
Other	64	57
Total debt	$7,110	$6,509

See Note 10, “Debt,” to our consolidated financial statements of this Report for additional information concerning terms, restrictions and covenants of our debt. As of March 31, 2011 we are in compliance with all debt covenants.
Contractual Commitments and Contingencies
As described elsewhere in this Report, on March 10, 2011, the SPV sold an aggregate principal amount of $595 million of SPV Notes. Pursuant to the SPV Indenture, the SPV Notes will accrue interest in arrears at LIBOR plus 0.60%. Interest on the SPV Notes will be paid the 10th of March, June, September and December of each year subject to certain terms. The initial maturity date of the SPV Notes is September 10, 2011, which date may be extended in three month increments provided that the SPV obtains consent from holders of the SPV Notes, and if such extensions have been granted, the maximum date through which the SPV Notes could be extended would be March 10, 2014, the final note maturity date. Subject to the satisfaction of certain redemption conditions as set forth in the SPV Indenture, the SPV may, in its discretion, cause a redemption of the SPV Notes. As of the date of this Report, we have not made any decision regarding the extension of the initial maturity date and accordingly, we cannot estimate the timing of the principal and interest payments in respect of the SPV Notes.  As stated above, the final maturity date of the SPV Notes is March 10, 2014.
Except for the SPV Notes, there were no other material changes in our contractual obligations or any other liabilities reflected on our consolidated balance sheet during the three months ended March 31, 2011 as compared to those reported in our 2010 Form-10K.

Off-Balance Sheet Arrangements
We have off-balance sheet risk related to investment activities associated with certain financial instruments, including futures, options, credit default swaps and securities sold, not yet purchased. For additional information regarding these arrangements, refer to Note 6, “Financial Instruments,” to the consolidated financial statements contained in this Report.

Consolidated Cash Flows
The following table summarizes cash flow information for the three months ended March 31, 2011 and cash and cash equivalents as of March 31, 2011 for each of our segments and our Holding Company:

	Three Months Ended March 31, 2011			March 31, 2011
	Cash (Used In) Provided By
	Operating Activities	Investing Activities	Financing Activities	Cash and Cash Equivalents
	(in millions)
Investment Management	$(302)	$—	$293	$4
Automotive	(9)	(100)	—	1,015
Gaming	1	1	(1)	157
Railcar	(4)	(2)	1	314
Food Packaging	(6)	(5)	—	77
Metals	(31)	(33)	—	14
Real Estate	11	—	(1)	97
Home Fashion	2	—	—	34
Holding Company	(109)	—	(21)	957
	$(447)	$(139)	$271	$2,669

Operating Activities
Cash used in operating activities of $447 million for the three months ended March 31, 2011 was primarily due to our Investment Management segment and our Holding Company. Our Investment Management segment used $295 million for net purchases of investments. Our Holding Company's net cash used in operating activities was primarily due to cash paid for interest during the period of $105 million. The 2016 Notes and 2018 Notes are payable semi-annually on January 15 and July 15. Additionally, our Metals segment used cash in operating activities of $31 million primarily due to changes in operating assets and liabilities.

Investing Activities
Cash used in investing activities of $139 million for the three months ended March 31, 2011 was primarily due to our Automotive and Metals segments. Our Automotive segment used $100 million for capital expenditures. Our Metals segment used $31 million for the acquisition of businesses, net of cash acquired.

Financing Activities
Cash provided by financing activities of $271 million for the three months ended March 31, 2011 was primarily due to our Investment Management segment, offset in part by cash used in financing activities for our Holding Company. Our Investment Management segment issued $595 million in gross proceeds from debt, offset in part by $302 million in distributions to non-controlling interests. Our Holding Company paid $21 million for our quarterly distribution to LP unitholders.

Discussion of Segment Liquidity and Capital Resources
The following contains certain information regarding our segment liquidity and capital resources:
Investment Management
The investment strategy utilized by the Investment Management segment is generally not heavily reliant on leverage. As of March 31, 2011, the ratio of the notional exposure of the Investment Funds' invested capital to net asset value of the Investment Funds was approximately 1.64 to 1.00 on the long side and 0.66 to 1.00 on the short side. The notional principal amount of an investment instrument is the reference amount that is used to calculate profit or loss on that instrument. The Private Funds historically have had access to significant amounts of cash from prime brokers, subject to customary terms and market conditions.
As more fully disclosed in a letter to investors in the Private Funds filed with the SEC on Form 8-K on March 7, 2011, the Private Funds will be returning all fee-paying capital to its investors as of March 31, 2011. Payments will be funded through cash on hand and borrowings under existing credit lines.

Automotive
Federal-Mogul had $43 million of letters of credit outstanding as of each of March 31, 2011 and December 31, 2010, pertaining to the term loan credit facility. As of March 31, 2011 and December 31, 2010, the borrowing availability under the revolving credit facility was $540 million and $528 million, respectively.
Federal-Mogul maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey and the United States. Federal-Mogul's direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $229 million and $210 million at March 31, 2011 and December 31, 2010, respectively. Dividends received from non-consolidated affiliates by Federal-Mogul during the three months ended March 31, 2011 and 2010 were less than $1 million and $20 million, respectively.
Federal-Mogul's joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities. In general, Federal-Mogul does not extend guarantees, loans or other instruments of a variable nature that may result in incremental risk to Federal-Mogul's liquidity position. Furthermore, Federal-Mogul does not rely on dividend payments or other cash flows from its non-consolidated affiliates to fund its operations and, accordingly, does not believe that they have a material effect on Federal-Mogul's liquidity.
Federal-Mogul holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, Federal-Mogul's partner holds an option to put its shares to a subsidiary of Federal-Mogul at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of March 31, 2011, the total amount of the contingent guarantee, were all triggering events to occur, approximated $62 million. Federal-Mogul believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees' interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Japan, Spain and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $252 million and $211 million as of March 31, 2011 and December 31, 2010, respectively. Of those gross amounts, $250 million and $210 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Debt.” Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. Thus, as of March 31, 2011 and December 31, 2010, Federal-Mogul had outstanding transferred receivables for which cash of $5 million and $1 million, respectively, had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were $413 million and $305 million for the three months ended March 31, 2011 and 2010, respectively.
For the three months ended March 31, 2011 and 2010, expenses associated with transfers of receivables of $2 million and $1 million, respectively, were recorded in the consolidated statements of operations within other income (loss), net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities. Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposures to Federal-Mogul associated with certain of these facilities' terms were $31 million and $32 million as of March 31, 2011 and December 31, 2010, respectively. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of March 31, 2011 and December 31, 2010, Federal-Mogul estimated the loss to be immaterial.
Home Fashion
Through a combination of its existing cash on hand and its borrowing availability under the WestPoint Home, or WPH, senior secured revolving credit facility (together, an aggregate of $70 million), WPI intends to fund its operational restructuring initiatives, working capital and capital spending through the next twelve months. As this agreement expires on June 15, 2011, WPH has been actively exploring its financing options which included, but were not limited to, extending the loan and security agreement, refinancing or obtaining alternative financing arrangements. On April 8, 2011, Bank of America, N.A. executed a commitment letter to amend and restate WPH's senior secured revolving credit facility. The new senior credit facility contemplated by the commitment letter will be for $50 million, with a maximum borrowing availability of $40 million and will expire on June 15, 2012. If WPH does not enter into definitive agreements pursuant to the commitment letter by June 15, 2011, the commitment will expire. There is no assurance that WPI will be able to extend or replace its current credit facility.
Depending upon the levels of additional acquisitions and joint venture investment activity, if any, additional financing, if needed, may not be available to WPI or, if available, may not be on terms favorable to WPI. WPI's estimates of its anticipated liquidity needs may not be accurate and new business opportunities or other unforeseen events could occur, resulting in the need to raise additional funds from outside sources.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2011 compared to those reported in our 2010 Form 10-K.
Forward-Looking Statements
Statements included in “Management's Discussion and Analysis of Financial Condition and Results of Operations” which are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, or by Public Law 104-67.
Forward-looking statements regarding management's present plans or expectations involve risks and uncertainties and changing economic or competitive conditions, as well as the negotiation of agreements with third parties, which could cause actual results to differ from present plans or expectations, and such differences could be material.
Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this document. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Also, please see Item 1A “Risk Factors” in our 2010 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our significant market risks are primarily associated with interest rates and security prices. Reference is made to Part II, Item 7A of our 2010 Form 10-K for disclosures relating to interest rates and our equity prices. Except for the items discussed below, there have been no other material changes to our market risk during the three months ended March 31, 2011.
Investment Management
The Private Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of March 31, 2011, we estimate that, in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased, and derivatives would decrease by $837 million, $289 million and $38 million, respectively. However, as of March 31, 2011 we estimate that the impact to our share of the net gain or loss from investment activities reported on our consolidated statement of operations would be significantly less than the change in fair value since we have an investment of approximately 53.1% in the Private Funds, and the non-controlling interests in income would correspondingly offset approximately 46.9% of the change in fair value.

Automotive
The translated values of revenue and expense from the Federal-Mogul's international operations are subject to fluctuations due to changes in currency exchange rates. During the three months ended March 31, 2011, Federal-Mogul derived 37% of its sales in the United States and 63% internationally. Of these international sales, 59% are denominated in the euro, with no other single currency representing more than 7%. To minimize foreign currency risk, Federal-Mogul generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, Federal-Mogul manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. We estimate that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the three months ended March 31, 2011 would have decreased net income attributable to Icahn Enterprises for our Automotive segment by approximately $5 million.
Federal-Mogul operates one manufacturing facility and one technical center in Japan. Federal-Mogul did not experience any loss of property or other assets nor were any of its employees injured as a result of the natural disasters in Japan during the three months ended March 31, 2011. Federal-Mogul does not anticipate any significant impacts to its consolidated financial position, results of operations or cash flows, either directly or indirectly, as a result of this crisis, and will continue to carefully monitor the situation over the coming months.

Item 4. Controls and Procedures.
As of March 31, 2011, our management, including our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and our subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the first three months of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
Icahn Enterprises and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business.  For further information regarding our legal proceedings, see our Legal Proceedings set forth in Part I, Item 3 of our 2010 Form 10-K and Note 19, “Commitments and Contingencies,” to our consolidated financial statements included in Part I of this Report. The legal proceedings disclosed in our 2010 Form 10-K did not materially change during the period covered by this Report.

Item 1A. Risk Factors.
The risk factors in our 2010 Form 10-K did not materially change during the period covered by this Report other than those noted below for our Automotive and Home Fashion segments:
Automotive

The effects and results of Federal-Mogul's exploration of strategic alternatives are uncertain.

On March 18, 2011, Federal-Mogul announced that it had engaged Lazard Ltd. to explore strategic alternatives to enhance shareholder value. There can be no assurance that the exploration of alternatives will result in a transaction. Further, it is not certain what impact any particular alternative, or lack thereof, may have on Federal-Mogul's operating results, financial condition, business prospects and our investment in Federal-Mogul.
Home Fashion
In light of the recent operating performance and challenging industry conditions, our Home Fashion segment is considering various strategic alternatives which may include, without limitation, joint ventures, other forms of strategic alliances and/or a sale or divestiture of all or a significant portion of its assets.

In light of WPI's recent operating performance and challenging industry conditions, we are considering various strategic alternatives which may include, without limitation, joint ventures, other forms of strategic alliances, and/or a sale or divestiture of all or a significant portion of WPI's assets. We cannot determine whether any of these transactions will be consummated or, if so, upon what terms.  Any sale of WPI may result in consideration that is materially less than the carrying value of our investment in WPI.

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

Date:   May 4, 2011