Form 10-Q
period 2011-06-30
ICAHN ENTERPRISES L.P.
filed 2011-08-09
CIK 813762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2011

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
Yes ☐ No ☒
As of August 8, 2011, there were 85,571,714 depositary units outstanding.

ICAHN ENTERPRISES L.P.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

  CONSOLIDATED BALANCE SHEETS
 (In millions, except unit amounts)

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Cash and cash equivalents	$2,607	$2,963
Cash held at consolidated affiliated partnerships and restricted cash	3,760	2,174
Investments	7,817	7,470
Accounts receivable, net	1,481	1,285
Due from brokers	354	50
Inventories, net	1,375	1,163
Property, plant and equipment, net	3,578	3,455
Goodwill	1,129	1,129
Intangible assets, net	973	999
Other assets	651	650
Total Assets	$23,725	$21,338
LIABILITIES AND EQUITY
Accounts payable	$987	$844
Accrued expenses and other liabilities	2,030	2,277
Securities sold, not yet purchased, at fair value	3,333	1,219
Due to brokers	1,485	1,323
Post-employment benefit liability	1,280	1,272
Debt	6,877	6,509
Total liabilities	15,992	13,444

Commitments and contingencies (Note 18)

Equity:
Limited partners: Depositary units: 92,400,000 authorized; issued 86,708,914 at June 30, 2011 and 85,865,619 at December 31, 2010; outstanding 85,571,714 at June 30, 2011 (including 843,295 units issued as a unit distribution on May 31, 2011) and 84,728,419 at December 31, 2010	4,083	3,477
General partner	(269)	(282)
Treasury units at cost: 1,137,200 depositary units	(12)	(12)
Equity attributable to Icahn Enterprises	3,802	3,183
Equity attributable to non-controlling interests	3,931	4,711
Total Equity	7,733	7,894
Total Liabilities and Equity	$23,725	$21,338

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS
 (In millions, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
Revenues:
Net sales	$2,365	$2,047	$4,622	$3,917
Other revenues from operations	175	32	361	60
Net gain (loss) from investment activities	590	(252)	1,207	(253)
Interest and dividend income	28	54	63	122
Other income (loss), net	3	10	12	(40)
	3,161	1,891	6,265	3,806
Expenses:
Cost of goods sold	2,010	1,723	3,935	3,298
Other expenses from operations	93	19	191	39
Selling, general and administrative	333	245	688	519
Restructuring	1	7	4	11
Impairment	3	5	3	9
Interest expense	113	95	222	190
	2,553	2,094	5,043	4,066
Income (loss) before income tax expense	608	(203)	1,222	(260)
Income tax expense	(24)	(19)	(42)	(12)
Net income (loss)	584	(222)	1,180	(272)
Less: net (income) loss attributable to non-controlling interests	(295)	106	(651)	91
Net income (loss) attributable to Icahn Enterprises	$289	$(116)	$529	$(181)

Net income (loss) attributable to Icahn Enterprises allocable to:
Limited partners	$283	$(113)	$518	$(177)
General partner	6	(3)	11	(4)
	$289	$(116)	$529	$(181)

Basic income (loss) per LP unit	$3.29	$(1.33)	$6.02	$(2.13)
Basic weighted average LP units outstanding	86	85	86	83

Diluted income (loss) per LP unit	$3.19	$(1.33)	$5.84	$(2.13)
Diluted weighted average LP units outstanding	91	85	91	83

Cash distributions declared per LP unit	$0.10	$0.25	$0.35	$0.50

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF CHANGES
 IN EQUITY AND COMPREHENSIVE INCOME
(In millions, except units)

	Equity Attributable to Icahn Enterprises
			Held in Treasury
	General Partner's Equity (Deficit)	Limited Partners' Equity	Amount	Units	Total Partners' Equity	Non-controlling Interests	Total Equity
	(Unaudited)
Balance, December 31, 2010	$(282)	$3,477	$(12)	1,137,200	$3,183	$4,711	$7,894
Comprehensive income:
Net income	11	518	—	—	529	651	1,180
Post-employment benefits, net of tax	—	4	—	—	4	1	5
Hedge instruments, net of tax	—	(2)	—	—	(2)	(1)	(3)
Translation adjustments and other, net of tax	2	86	—	—	88	30	118
Comprehensive income	13	606	—	—	619	681	1,300
Partnership distributions	(1)	(30)	—	—	(31)	—	(31)
Investment Management distributions	—	—	—	—	—	(1,818)	(1,818)
Investment Management contributions	—	—	—	—	—	250	250
Change in subsidiary equity and other	1	30	—	—	31	107	138
Balance, June 30, 2011	$(269)	$4,083	$(12)	1,137,200	$3,802	$3,931	$7,733

Accumulated other comprehensive loss was $477 and $597 at June 30, 2011 and December 31, 2010, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,180	$(272)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net (gain) loss from investment activities	(1,207)	253
Purchases of securities	(2,606)	(2,919)
Proceeds from sales of securities	3,639	1,627
Purchases to cover securities sold, not yet purchased	(1,150)	(1,910)
Proceeds from securities sold, not yet purchased	3,243	176
Net premiums (paid) received on derivative contracts	(22)	2
Changes in receivables and payables relating to securities transactions	(90)	376
Depreciation and amortization	220	223
Other, net	(37)	(23)
Changes in cash held at consolidated affiliated partnerships and restricted cash	(1,585)	2,111
Changes in other operating assets and liabilities	(205)	(81)
Net cash provided by (used in) operating activities	1,380	(437)
Cash flows from investing activities:
Capital expenditures	(218)	(229)
Acquisitions of businesses, net of cash acquired	(35)	—
Other, net	7	(41)
Net cash used in investing activities	(246)	(270)
Cash flows from financing activities:
Investment management equity:
Capital distributions to non-controlling interests	(2,073)	(109)
Capital contributions by non-controlling interests	250	418
Partnership contributions	—	6
Partnership distributions	(31)	(42)
Distribution to non-controlling interests in subsidiary	(20)	—
Proceeds from issuance of senior unsecured notes	—	1,987
Proceeds from other borrowings	604	106
Repayments of borrowings	(253)	(1,364)
Other, net	6	(27)
Net cash (used in) provided by financing activities	(1,517)	975
Effect of exchange rate changes on cash and cash equivalents	25	(33)
Net (decrease) increase in cash and cash equivalents	(358)	235
Net change in cash of assets held for sale	2	—
Cash and cash equivalents, beginning of period	2,963	2,256
Cash and cash equivalents, end of period	$2,607	$2,491
Supplemental information:
Cash payments for interest, net of amounts capitalized	$205	$95
Net cash payments (refunds) for income taxes	$40	$(1)
Net unrealized gains on available-for-sale securities	$1	$2
Redemptions payable to non-controlling interests	$91	$477
Investments in precious metals	$150	$—
LP unit issuance to purchase majority interests in ARI and Viskase	$—	$273
LP unit issuance to settle preferred LP unit redemptions	$—	$138

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

1.	Description of Business and Basis of Presentation.
General
Icahn Enterprises L.P. (“Icahn Enterprises” or the “Company”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), our sole general partner, which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of June 30, 2011, affiliates of Mr. Icahn owned 79,238,262 of our depositary units which represented approximately 92.6% of our outstanding depositary units.
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment Management, Automotive, Gaming, Railcar, Food Packaging, Metals, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the Holding Company. Further information regarding our continuing reportable segments is contained in Note 2, “Operating Units,” and Note 14, “Segment Reporting.”
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
 Our consolidated financial statements include the accounts of (i) Icahn Enterprises and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises, in addition to those entities in which we have a controlling interest as a general partner interest or in which we are the primary beneficiary of a variable interest entity (“VIE”). In evaluating whether we have a controlling financial interest in entities in which we would consolidate, we consider the following: (1) for voting interest entities, we consolidate these entities in which we own a majority of the voting interests; (2) for VIEs of which we are considered the primary beneficiary of such entities (see section below entitled, "Adoption of New Accounting Standards," and Note 4, “Investments and Related Matters-Investment Management,” for further discussion regarding the accounting and reporting of our VIEs); and (3) for limited partnership entities that are not considered VIEs, we consolidate these entities if we are the general partner of such entities and for which no substantive kick-out rights (the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general partners are collectively referred to as “kick-out” rights) or participating rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.
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
JUNE 30, 2011

investments.
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of June 30, 2011 are each approximately $6.9 billion. The carrying value and estimated fair value of our long-term debt as of December 31, 2010 was approximately $6.5 billion and $6.1 billion, respectively.
Restricted Cash
Our restricted cash balance was approximately $3.6 billion and $1.6 billion as of June 30, 2011 and December 31, 2010, respectively.
Adoption of New Accounting Standards
In December 2009, the Financial Accounting Standards Board ("FASB") issued amended standards for determining whether to consolidate a VIE. This standard affects all entities currently within the scope of the Consolidation Topic of the FASB Accounting Standards Codification ("FASB ASC"), as well as qualifying special-purpose entities that are currently excluded from the scope of the Consolidation Topic of the FASB ASC. This standard amends the evaluation criteria to identify the primary beneficiary of the VIE and requires ongoing reassessment of whether an enterprise is the primary beneficiary of such VIEs. In addition, this amendment deferred the application of this standard for a reporting entity's interest in an entity if the reporting entity met certain attributes of an investment company. This standard is effective as of the beginning of the first fiscal year beginning after November 15, 2009.
We determined that certain entities within our Investment Management segment previously met the deferral criteria and, accordingly, we applied the consolidation guidance before the issuance of this standard. Effective March 31, 2011, we applied this guidance for certain entities within our Investment Management segment in determining whether we are considered the primary beneficiary of such entities. The adoption of this standard did not have an impact on our financial condition, results of operations and cash flows. See Note 2, "Operating Units-Investment Management," for further discussion.
Recently Issued Accounting Standards
In May 2011, the FASB issued Accounting Standard Update ("ASU") No. 2011-04, which amends ASC Topic 820, “Fair Value Measurements and Disclosures.” This ASU clarifies among other things, the intent about the application of existing fair value requirements, including those related to highest and best use concepts, and also expands the disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. This ASU clarifies that a reporting entity should disclose quantitative information about significant unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. Additionally, this ASU expands the disclosures for fair value measurements categorized within Level 3 where a reporting entity will be required to include a description of the valuation processes used and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any.  Additional disclosure will also be required for any transfers between Level 1 and Level 2 of the fair value hierarchy of fair value measurements on a gross basis as well as additional disclosure of the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value. For many of the requirements, the FASB does not intend for this ASU to result in a change in the application of the requirements in ASC Topic 820.  The guidance in this ASU is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011.  Early adoption is not permitted. The adoption of this ASU will not have a material impact on our financial condition, results of operations or cash flows.
In June 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, “Comprehensive Income.” The guidance in this ASU is intended to increase the prominence of items reported in other comprehensive income in the financial statements by presenting the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The guidance in this ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Upon adoption, this update is to be applied retrospectively and is effective during interim and annual periods beginning after December 15, 2011.  Early adoption is permitted. The adoption of this ASU will not have a material impact on our financial condition, results of operations or cash flows.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

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
Investment Management
Icahn Onshore LP (the “Onshore GP”) and Icahn Offshore LP (the “Offshore GP” and, together with the Onshore GP, the “General Partners”) act as general partner of Icahn Partners LP (the “Onshore Fund”) and the Offshore Master Funds (as defined herein), respectively. The General Partners do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds (as defined below) are not offered to outside investors. Interests in the Private Funds had been previously offered only to certain sophisticated and qualified investors on the basis of exemptions from the registration requirements of the federal securities laws and were not (and still are not) publicly available. The “Offshore Master Funds” consist of (i) Icahn Partners Master Fund LP ("Master Fund I"), (ii) Icahn Partners Master Fund II LP ("Master Fund II") and (iii) Icahn Partners Master Fund III LP ("Master Fund III"). The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the “Investment Funds.” In addition, as discussed elsewhere in this Quarterly Report on Form 10-Q, the “Offshore Funds” consist of (i) Icahn Fund Ltd., (ii) Icahn Fund II Ltd. and (iii) Icahn Fund III Ltd. The Offshore GP also acts as general partner of a fund formed as a Cayman Islands exempted limited partnership that invests in the Offshore Master Funds. This fund, together with other funds that also invest in the Offshore Master Funds, constitute the “Feeder Funds” and, together with the Investment Funds, are referred to herein as the “Private Funds.”
Prior to March 31, 2011, our Investment Management segment's revenues were affected by the combination of fee-paying assets under management (“AUM”) and the investment performance of the Private Funds. The General Partners were entitled to receive an incentive allocation and special profits interest allocation from the Investment Funds which were accrued on a quarterly basis and were allocated to the General Partners at the end of the Investment Funds' fiscal year (or sooner on redemptions) assuming there were sufficient net profits to cover such amounts. As a result of the return of fee-paying capital as described below, no further incentive allocations or special profits interest allocations will accrue for periods subsequent to March 31, 2011.
As more fully disclosed in a letter to investors in the Private Funds filed with the SEC on Form 8-K on March 7, 2011, the Private Funds returned all fee-paying capital to its investors during fiscal 2011. Payments were funded through cash on hand and borrowings under existing credit lines.
As a result of returning fee-paying capital to its investors on March 31, 2011, each of the Private Funds no longer meets the criteria of an investment company as set forth in FASB ASC Section 946-10-15-2, Financial Services-Investment Companies-Scope and Scope Exceptions and, therefore, the application of FASB ASC Section 946-810-45, Financial Services-Investment Companies-Consolidation-Other Presentation Matters, is no longer applicable effective March 31, 2011. This change has no material effect on our consolidated financial statements as the Private Funds would account for its investments as trading securities pursuant to FASB ASC Topic 320, Investments-Debt and Equity Securities effective March 31, 2011. For those investments that fall outside the scope of FASB ASC Topic 320, or for those investments in which the Private Funds would otherwise have been required to account for under the equity method, the Private Funds apply the fair value option to such investments. See Note 4, "Investments and Related Matters-Investment Management," for further discussion regarding this reconsideration event and its consolidation impact.
As a result of the return of fee-paying capital as described above, a special profits interest allocation of $9 million was allocated to the General Partners at March 31, 2011. No further special profits interest allocation accrued in periods subsequent to March 31, 2011. No special profits interest allocation accrual was made for the three and six months ended June 30, 2010.
As a result of the return of fee-paying capital as described above, an incentive allocation of $7 million was allocated to the General Partners at March 31, 2011. No further incentive allocation will accrue in periods subsequent to March 31, 2011. Incentive allocations for the three and six months ended June 30, 2010 were not material as a result of "high watermarks" that were established for fee-paying investors during fiscal 2008.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

Our interest in the Investment Funds was approximately $2.9 billion and $2.6 billion as of June 30, 2011 and December 31, 2010, respectively.
Automotive
We conduct our Automotive segment through our majority ownership in Federal-Mogul.  Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reduction, alternative energies, environment and safety systems. Federal-Mogul serves the world's foremost original equipment manufacturers (“OEM”) of automotive, light commercial, heavy-duty, industrial, agricultural, aerospace, marine, rail and off-road vehicles, as well as the worldwide aftermarket.   As of June 30, 2011, Federal-Mogul is organized into four product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket.
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
Accounts Receivable, net
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Japan, Spain and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $336 million and $211 million as of June 30, 2011 and December 31, 2010, respectively. Of those gross amounts, $334 million and $210 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Debt.” Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. Thus, as of each of June 30, 2011 and December 31, 2010, Federal-Mogul had outstanding transferred receivables for which cash of $1 million had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were $923 million and $629 million for the six months ended June 30, 2011 and 2010, respectively.
For the six months ended June 30, 2011 and 2010, expenses associated with transfers of receivables of $5 million and $2 million, respectively, were recorded in the consolidated statements of operations within other income (loss), net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities. Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposures to Federal-Mogul associated with certain of these facilities' terms were $34 million and $32 million as of June 30, 2011 and December 31, 2010, respectively. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of June 30, 2011 and December 31, 2010, Federal-Mogul estimated the loss to be immaterial.
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
JUNE 30, 2011

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
An unprecedented downturn in the global automotive industry and global financial markets led Federal-Mogul to announce, in September and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. Federal-Mogul recorded a net reversal of $1 million related to Restructuring 2009 for the six months ended June 30, 2011. Federal-Mogul expects to incur additional restructuring charges of up to $2 million through the fiscal year ending December 31, 2011 ("fiscal 2011") all of which are expected to be facility closure costs. Total cumulative restructuring charges related to Restructuring 2009 through June 30, 2011 were $156 million, of which $148 million were employee costs and $8 million were facility closure costs.
As of December 31, 2010, the accrued liability balance relating to all restructuring programs was $24 million. For the six months ended June 30, 2011, Federal-Mogul incurred $1 million of net restructuring charges. For the three months ended June 30, 2011, Federal-Mogul did not incur any net restructuring charges. During the six months ended June 30, 2011, Federal-Mogul paid $14 million of restructuring charges. As of June 30, 2011, the accrued liability balance was $11 million, and is included in accrued expenses and other liabilities in our consolidated balance sheets.
Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded liabilities of $3 million and $4 million were reversed for the three and six months ended June 30, 2011, respectively. Such reversals result from: changes in estimated amounts to accomplish previously planned activities; changes in expected (based on historical practice) outcome of negotiations with labor unions, which reduced the level of originally committed actions; newly implemented government employment programs, which lowered the expected cost; and changes in approach to accomplish restructuring activities.
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
The remaining Venezuelan cash balance of $13 million as of June 30, 2011 is expected to be used to pay intercompany balances for the purchase of product and to pay dividends, subject to local government restrictions.
Impairment
Federal-Mogul recorded $3 million of impairment charges for each of the three and six months ended June 30, 2011 and $4 million and $8 million for the three and six months ended June 30, 2010, respectively.
The $3 million in impairment charges for each of the three and six months ended June 30, 2011 includes a $2 million impairment charge related to an asset retirement obligation for a facility that is closed. As the fair value of the facility did not support the capitalization of this asset retirement obligation, it was impaired. The remaining $1 million in impairment charges recorded during the second quarter of fiscal 2011 was made up of immaterial fixed asset impairments at several facilities.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

The impairment charges of $4 million and $8 million for the three and six months ended June 30, 2010, respectively, relate to certain equipment where the assessment of future undiscounted cash flows of such equipment, when compared to the current carrying value of the equipment, indicated the assets were not recoverable. Federal-Mogul determined the fair value of the assets by applying a probability weighted, expected present value technique to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with other long-lived asset fair value measurements.
Gaming
We conduct our Gaming segment through our majority ownership in Tropicana. Tropicana currently owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The eight casino facilities it operates feature approximately 411,000 square feet of gaming space with approximately 7,500 slot machines, 220 table games and 6,000 hotel rooms with three casino facilities located in Nevada, two in Mississippi and one in each of Indiana, Louisiana and New Jersey. In addition, in August 2010 Tropicana acquired a resort under development in Aruba.
On March 8, 2010, (the ''Effective Date''), Tropicana completed the acquisition of certain assets of its predecessor, Tropicana Entertainment, LLC, and certain subsidiaries and affiliates thereof (together, the ''Predecessors'') and Tropicana Resort and Casino-Atlantic City (''Tropicana AC''). Such transactions, referred to as the ''Restructuring Transactions,'' were effected pursuant to the Joint Plan of Reorganization of Tropicana Entertainment, LLC (''Tropicana LLC'') and Certain of Its Debtor Affiliates Under Chapter 11 of the Bankruptcy Code, filed with the United States Bankruptcy Court for the District of Delaware on January 8, 2009, as amended (the ''Plan''). As a result of the Restructuring Transactions pursuant to the Plan, the Investment Funds received shares of Tropicana common stock.
On November 15, 2010, the Investment Funds acquired 668,000 additional shares of Tropicana common stock. As a result of this purchase, the Investment Funds held, in the aggregate, 13,538,446 shares of Tropicana common stock, representing approximately 51.5% of the outstanding shares of Tropicana common stock. The additional purchase of shares of Tropicana common stock gave us a controlling interest and required us to consolidate Tropicana's financial results effective November 15, 2010, which now comprises our Gaming segment. On April 29, 2011, the Investment Funds made a distribution-in-kind of 13,538,446 shares of Tropicana common stock with a value of $216 million to us in redemption of $216 million of our limited and general partner interests in the Investment Funds. The distribution transferred the ownership of the Tropicana common stock held by the Investment Funds directly to us. As a result of this transaction, we directly own 51.5% of Tropicana's outstanding common stock. This distribution increased equity attributable to Icahn Enterprises by $27 million and decreased equity attributable to non-controlling interests by $27 million, representing the basis difference between the redemption value determined as of April 29, 2011 and the application to the controlling interest in Tropicana of purchase accounting pursuant to ASC Topic 805, Business Combination on November 15, 2010.
In connection with Tropicana's completion of the Restructuring Transactions, Tropicana entered into a credit agreement, dated as of December 29, 2009 (the ''Exit Facility''). Each of the Investment Funds was a lender under the Exit Facility and, in the aggregate, collectively held over 50% of the loans thereunder. On June 30, 2011, the Investment Funds made a distribution-in-kind of the loans under the Exit Facility with a value of approximately $71 million to us in redemption of approximately $71 million of our general partner interests in the Investment Funds. The distribution transferred the ownership of the loans under the Exit Facility held by the Investment Funds directly to us. As a result of this transaction, we directly own over 50% of the loans under the Exit Facility.
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
JUNE 30, 2011

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
As of June 30, 2011 and December 31, 2010, we owned 30 rental real estate properties. Our property development operations are run primarily through Bayswater, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of approximately 327 and 870 units of residential housing, respectively. Both developments operate golf and resort operations as well.
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
As of June 30, 2011 and December 31, 2010, $79 million and $106 million, respectively, of the net investment in financing leases, net real estate leased to others and resort properties, which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.
Home Fashion
We conduct our Home Fashion segment through our majority ownership in WestPoint International, Inc. (“WPI”), a manufacturer and distributor of home fashion consumer products. WPI is engaged in the business of manufacturing, sourcing, designing, marketing, distributing and selling home fashion consumer products. WPI markets a broad range of manufactured and sourced bed, bath, basic bedding and kitchen textile products, including, sheets, pillowcases, comforters, flocked blankets, woven blankets and throws, heated blankets, quilts, bedspreads, duvet covers, bed skirts, bed pillows, feather beds, mattress pads, drapes, bath and beach towels, bath rugs, kitchen towels and kitchen accessories. WPI recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. In addition, WPI receives a small portion of its revenues through the licensing of its trademarks.
WPI has transitioned the majority of its manufacturing to low-cost countries and continues to maintain its corporate offices and certain distribution operations in the United States.
A relatively small number of customers have historically accounted for a significant portion of WPI's net sales. WPI had seven customers who accounted for approximately 63% and 68% of WPI's net sales for the six months ended June 30, 2011 and 2010, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

Restructuring
To improve WPI's competitive position, WPI's management intends to continue its restructuring efforts. On January 31, 2011, WPI announced the closure of its Greenville, Alabama manufacturing and distribution facility. The vast majority of the products manufactured or fabricated are sourced from plants located outside of the United States.
WPI incurred restructuring costs of $1 million and $3 million for the three and six months ended June 30, 2011, respectively, compared to $2 million and $5 million in restructuring costs for the three and six months ended June 30, 2010, respectively. Included in restructuring expenses are cash charges associated with the ongoing costs of closed plants, transition expenses and employee severance, benefits and related costs. During the six months ended June 30, 2011, WPI paid $3 million in restructuring costs. As of June 30, 2011, the accrued liability balance was less than $1 million, which is included in accrued expenses and other liabilities in our consolidated balance sheet.
Total cumulative restructuring charges from August 8, 2005 (acquisition date) through June 30, 2011 are $88 million.
WPI anticipates incurring approximately $2 million of additional restructuring costs in fiscal 2011, particularly with respect to the carrying costs of closed facilities until such time as these locations are sold. Restructuring costs could be affected by, among other things, WPI's decision to accelerate or delay its restructuring efforts. As a result, actual costs incurred could vary materially from these anticipated amounts.

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
Investment Management
Until August 8, 2007, Icahn Management LP (“Icahn Management”) elected to defer most of the management fees from the Offshore Funds and such amounts remain invested in the Offshore Funds. At December 31, 2010, the balance of the deferred management fees payable (included in accrued expenses and other liabilities) by Icahn Fund Ltd. to Icahn Management was $143 million. As further discussed in Note 4, "Investments and Related Matters-Investment Management-Investment in Variable Interest," because we are no longer considered the primary beneficiary of Icahn Fund Ltd. as of March 31, 2011, we deconsolidated the results and financial position of Icahn Fund Ltd. as of such date.  As a result of deconsolidating Icahn Fund Ltd., our consolidated financial statements will no longer contain this deferred management fee payable effective March 31, 2011.
Effective January 1, 2008, Icahn Capital LP (“Icahn Capital”) paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Mr. Icahn (collectively, “Icahn Affiliates”), including administrative and investment services.  Prior to January 1, 2008, Icahn & Co. LLC paid for such services.  Under a separate expense-sharing agreement, Icahn Capital charged Icahn Affiliates $0.2 million and $0.4 million for the three and six months ended June 30, 2011, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2010. As of June 30, 2011 and December 31, 2010, accrued expenses and other liabilities in our consolidated balance sheets included $1 million and $2 million, respectively, to be applied to Icahn Capital's charges to Icahn Affiliates for services to be provided to them.
In addition, effective January 1, 2008, certain expenses borne by Icahn Capital are reimbursed by Icahn Affiliates, as appropriate, when such expenses are incurred. The expenses include investment-specific expenses for investments acquired by both the Private Funds and Icahn Affiliates that are allocated based on the amounts invested by each party, as well as investment management-related expenses that are allocated based on estimated usage agreed upon by Icahn Capital and Icahn Affiliates. For the six months ended June 30, 2011 and 2010, these reimbursement amounts were $1 million and $0.5 million, respectively.
Mr. Icahn, along with his affiliates, makes investments in the Investment Funds. These investments are not subject to special profits interest allocations or incentive allocations. On April 1, 2011, affiliates of Mr. Icahn made aggregate contributions of $250 million in the Investment Funds. As of June 30, 2011 and December 31, 2010, the total fair market value

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

of these investments was approximately $2.9 billion and $2.1 billion, respectively. In addition, an affiliate of Mr. Icahn has a deferred management fee arrangement with the Feeder Funds with balances of $169 million and $148 million as of June 30, 2011 and December 31, 2010, respectively. Such amounts are invested in and receive applicable returns thereon from the Investment Funds.
Effective April 1, 2011, based on a new expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds, when such expenses are incurred. Such expenses relate to the operation, administration and investment activities of Icahn Capital for the benefit of the Investment Funds (including salaries, benefits and rent) and shall be allocated pro rata in accordance with each investor's capital accounts in the Investment Funds. For the three months ended June 30, 2011, $4 million was allocated to the Investment Funds based on this expense-sharing arrangement.
Railcar
Agreements with American Railcar Leasing LLC
Effective as of January 1, 2008, ARI entered into a fleet services agreement with American Railcar Leasing LLC ("ARL"), a company controlled by Mr. Icahn. Under the agreement, ARI provided ARL fleet management services for a fixed monthly fee and railcar repair and maintenance services for a charge of labor, components and materials. This agreement was replaced by a new agreement (referred to as the "Railcar Services Agreement"), which became effective April 16, 2011 for a term of three years that will automatically renew for additional one-year periods unless either party provides at least 60 days' written prior notice of termination. As stipulated in the Railcar Services Agreement, ARI will provide railcar repair, engineering, administrative and other services, on an as needed basis, for ARL's lease fleet at mutually agreed-upon prices. Railcar services revenues, included in other revenues from operations on our consolidated statements of operations, recorded by ARI were $6 million and $3 million under these agreements for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, revenues of $12 million and $6 million, respectively, were recorded under these agreements. The terms and pricing on services to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties.
ARI from time to time manufactures and sells railcars to ARL under long-term agreements as well as on a purchase order basis. ARI did not sell any railcars to ARL during the three months ended June 30, 2011. Revenues from railcars sold to ARL were $33 million for the three months ended June 30, 2010. For the six months ended June 30, 2011 and 2010, revenues from railcars sold to ARL were $1 million and $46 million, respectively. Revenues from railcars sold to ARL are included in net sales in our consolidated statements of operations. The terms and pricing on services to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties. ARL also has acted as an agent for ARI to source railcar leasing customers. In connection therewith, ARL has assigned orders to ARI for railcars to be manufactured and leased by ARI. ARI is currently negotiating the terms of its agency relationship with ARL. Any such agreement, including payments that ARI may agree to make to ARL for these services, will be on an arm's length basis and subject to the approval of ARI's and Icahn Enterprises' audit committee.
As of June 30, 2011 and December 31, 2010, ARI had accounts receivable of $2 million and $5 million, respectively, due from ACF Industries LLC ("ACF") and ARL. These amounts are included in other assets in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

4.	Investments and Related Matters.
Investment Management
Investments, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, and derivatives, all of which are reported at fair value in our consolidated balance sheets. The following table summarizes the Private Funds' investments, securities sold, not yet purchased and unrealized gains and losses on derivatives:

	June 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Assets
Investments:
Equity securities:
Communications	$2,169	$2,001	$2,169	$1,945
Consumer, non-cyclical	2,177	2,699	1,833	2,234
Consumer, cyclical(1)	714	642	595	614
Energy	246	295	757	858
Financial	134	123	100	137
Index	—	—	9	—
Industrial	120	137	94	115
Technology	376	517	313	405
Utilities	171	210	157	143
	6,107	6,624	6,027	6,451
Corporate debt:
Consumer, cyclical	528	451	544	485
Utilities	40	39	—	—
Financial	4	5	48	5
	572	495	592	490
Mortgage-backed securities:
Financial	186	195	144	206
	6,865	7,314	6,763	7,147

Derivative contracts, at fair value(2)	—	1	15	6
	$6,865	$7,315	$6,778	$7,153
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Communications	$15	$19	$—	$—
Consumer, non-cyclical	11	11	—	—
Consumer, cyclical	300	363	305	356
Financial	46	54	51	58
Index	—	—	9	5
Funds	2,783	2,886	638	800
	3,155	3,333	1,003	1,219

Derivative contracts, at fair value(3)	6	10	24	60
	$3,161	$3,343	$1,027	$1,279

(1)
We consolidated the financial results of Tropicana effective November 15, 2010. As a result, we eliminated our investment in Tropicana at December 31, 2010. As of April 29, 2011, our Investment Management segment no longer held an investment in Tropicana common stock. See Note 2, "Operating Units-Gaming," for further discussion regarding the history of the Investment Funds' investment in Tropicana.

(2)	Included in other assets in our consolidated balance sheets.

(3)	Included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

The General Partners adopted FASB ASC Section 946-810-45, Financial Services-Investment Companies-Consolidation-Other Presentation Matters, as of January 1, 2007. FASB ASC Section 946-810-45 provides guidance on whether investment company accounting should be retained in the financial statements of a parent entity. Upon the adoption of FASB ASC Section 946-810-45, the General Partners lost their ability to retain specialized accounting. Prior to March 31, 2011, for those investments that (i) were deemed to be available-for-sale securities, (ii) fell outside the scope of FASB ASC Topic 320, Investments-Debt and Equity Securities or (iii) the General Partners would otherwise have accounted for under the equity method, the General Partners applied the fair value option. The application of the fair value option is irrevocable.
As further discussed in Note 2, "Operating Units-Investment Management," as a result of returning fee-paying capital to its investors on March 31, 2011, each of the Private Funds no longer meets the criteria of an investment company as set forth in FASB ASC Section 946-10-15-2, Financial Services-Investment Companies-Scope and Scope Exceptions and, therefore, the application of FASB ASC Section 946-810-45, Financial Services-Investment Companies-Consolidation-Other Presentation Matters, is no longer applicable effective March 31, 2011. This change has no material effect on our consolidated financial statements.
Our Investment Management segment assesses the applicability of equity method accounting with respect to their investments based on a combination of qualitative and quantitative factors, including overall stock ownership of the Private Funds combined with those of our affiliates along with board of directors representation.
Our Investment Management segment applied the fair value option to certain of its investments that would have otherwise been subject to the equity method of accounting.  As of June 30, 2011, the fair value of these investments was $427 million. During the three and six months ended June 30, 2011, our Investment Management segment recorded gains of $20 million and $40 million, respectively, with respect to these investments, compared to a gain of $29 million and a loss of $25 million for the three and six months ended June 30, 2010, respectively.   Such amounts are included in net gain (loss) from investment activities in our consolidated statements of operations. These gains and losses include the unrealized gains and losses for our Investment Management segment's investment in Tropicana for periods prior to November 15, 2010 when Tropicana was accounted for at fair value with changes in fair value reflected in earnings. See Note 2, “Operating Units-Gaming” for further discussion regarding the history of the Investment Funds' investment in Tropicana. Also included in these investments is the Investment Funds' investment in Lions Gate Entertainment Corp (“Lions Gate”) and The Hain Celestial Group, Inc. (“Hain”). As of June 30, 2011, the Investment Funds, together with their affiliates held, in the aggregate, 7,130,563 shares of Hain, representing approximately 16% of the outstanding shares of Hain. As of June 30, 2011, the Investment Funds together with their affiliates held, in the aggregate, 44,642,069 shares of Lions Gate, representing approximately 33% of the outstanding shares of Lions Gate. During the third quarter of fiscal 2010, Lions Gate issued 16,236,305 of its shares to one of its directors; the validity of such issuance is in dispute. Should we prevail in our dispute, our ownership of the outstanding shares of Lions Gate would increase to 37% based on the outstanding shares of Lions Gate at June 30, 2011. The General Partners have applied the fair value option to their investment in Lions Gate and Hain.
We believe that these investments to which we applied the fair value option are not material, individually or in the aggregate, to our consolidated financial statements. Lions Gate and Hain are registered SEC reporting companies whose financial statements are available at www.sec.gov.
Investments in Variable Interest Entities
As discussed in Note 1, “Description of Business and Basis of Presentation,” in February 2010, the FASB issued guidance which amends the consolidation requirement of VIEs for certain entities meeting certain criteria. We determined that certain entities within our Investment Management segment previously met the criteria for the deferral of this new consolidation guidance. Accordingly, our Investment Management segment applied the overall guidance on the consolidation of VIEs with respect to applicable entities prior to the issuance of the standard as described in Note 1, "Description of Business and Basis of Presentation-Adoption of New Accounting Standards." Effective March 31, 2011, we applied the consolidation guidance to certain entities within our Investment Management segment to determine whether such entities are considered VIEs, including the determination of who is deemed the primary beneficiary of such VIEs. The application of this consolidation guidance did not have an impact on our financial condition, results of operations and cash flows.
We consolidate certain VIEs when we are determined to be their primary beneficiary, either directly or indirectly through other consolidated subsidiaries. The assets of our consolidated VIEs are primarily classified within cash and cash equivalents and investments in our consolidated balance sheets. The liabilities of our consolidated VIEs are primarily classified within securities sold, not yet purchased, at fair value, and accrued expenses and other liabilities in our consolidated balance sheets

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

and are non-recourse to the General Partners' general credit. Any creditors of VIEs do not have recourse against the general credit of the General Partners solely as a result of our including these VIEs in our consolidated financial statements.
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
As of June 30, 2011, our consolidated VIEs consist of the Master Fund II and Master Fund III. The Offshore GP sponsored the formation of and manages each of these VIEs and has an investment therein. In evaluating whether the Offshore GP is the primary beneficiary of such VIEs, the Offshore GP has considered the nature and extent of its involvement with such VIEs. In both cases, as of June 30, 2011, the Offshore GP was deemed to be the primary beneficiary of Master Fund II and Master Fund III because it (i) has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (ii) in a related party tie-breaker among a group of related parties and their de facto agents in determining which party is the primary beneficiary, the Offshore GP is considered the variable interest holder most closely associated with Master Fund II and Master Fund III. In evaluating which entity among the related party group and their de facto agents is most closely related to the VIE, we evaluated the following considerations: (1) the principal-agency relationship between parties; (2) relationship and significance of the VIE's activities to variable interest holders; (3) variable interest holder's exposure to VIE's expected losses and (4) the design of the VIE.
 The following table presents information regarding interests in VIEs for which the Offshore GP holds a variable interest as of June 30, 2011:

	Offshore GP is the Primary Beneficiary			Offshore GP is not the Primary Beneficiary
	Net Assets	Offshore GP Interests(1)	Pledged Collateral(2)	Net Assets	Offshore GP Interests(1)
	(in millions)
Offshore Funds, Master Fund II and Master Fund III	$1,202	$5	$967	$—	$—

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

Other Segments
 Investments held by our Automotive, Gaming, Railcar segments and Holding Company consist of the following:

	June 30, 2011		December 31, 2010
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(in millions)
Marketable equity and debt securities - available for sale	$18	$18	$24	$19
Investments in precious metals	150	150	—	—
Equity method investments and other	335	335	304	304
	$503	$503	$328	$323
With the exception of certain operating segments, it is our general policy to apply the fair value option to all of our

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

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
Investments in Non-Consolidated Affiliates
Automotive
Federal-Mogul maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey and the United States. Federal-Mogul's direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $243 million and $210 million at June 30, 2011 and December 31, 2010, respectively.
Equity earnings from non-consolidated affiliates were $10 million and $20 million for the three and six months ended June 30, 2011, respectively, which are included in other income (loss), net in our consolidated statements of operations, compared to $10 million and $17 million for the three and six months ended June 30, 2010, respectively. For the six months ended June 30, 2011 and 2010, these entities generated sales of $375 million and $304 million, respectively, and net income of $49 million and $41 million, respectively. As of June 30, 2011, these entities had total net assets of $532 million. Distributed dividends to Federal-Mogul from non-consolidated affiliates were not material for the six months ended June 30, 2011 as compared to $24 million for the six months ended June 30, 2010.
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
Federal-Mogul holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, Federal-Mogul's partner holds an option to put its shares to a subsidiary of Federal-Mogul's at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. The total amount of the contingent guarantee, should all triggering events have occurred, approximated $65 million as of June 30, 2011. Federal-Mogul believes that this contingent guarantee is less than the estimated current fair value of the partners' interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.
Railcar
As of June 30, 2011, ARI was party to three joint ventures which are all accounted for using the equity method. ARI determined that, although these joint ventures are considered VIEs, it is not the primary beneficiary of such VIEs, does not have a controlling financial interest and does not have the ability to individually direct the activities of the VIEs that most significantly impact their economic performance. A significant factor in this determination was that ARI does not have the rights to a majority of returns, losses or votes.
The risk of loss to ARI is limited to its investment in these joint ventures, certain loans and related interest and fees due from these joint ventures to ARI and ARI's guarantee of a loan. As of June 30, 2011, the carrying amount of these investments was $45 million and the maximum exposure to loss was $51 million. Maximum exposure to loss was determined based on ARI's carrying amounts in such investments, loans, accrued interest thereon and accrued unused line fee due from applicable joint ventures and loan guarantees made to the applicable joint ventures.

5.	Fair Value Measurements.
U.S. GAAP requires enhanced disclosures about investments and non-recurring non-financial assets and non-financial liabilities that are measured and reported at fair value and has established a hierarchal disclosure framework that prioritizes and

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

ranks the level of market price observability used in measuring investments or non-financial assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
Investments and non-financial assets and/or liabilities measured and reported at fair value are classified and disclosed in one of the following categories:
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
Level 3 - Pricing inputs are unobservable for the investment and non-financial asset and/or liability and include situations where there is little, if any, market activity for the investment or non-financial asset and/or liability. The inputs into the determination of fair value require significant management judgment or estimation. Fair value is determined using comparable market transactions and other valuation methodologies, adjusted as appropriate for liquidity, credit, market and/or other risk factors.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

Investment Management
The following table summarizes the valuation of the Investment Funds' investments by the above fair value hierarchy levels as of June 30, 2011 and December 31, 2010:

	June 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments:
Equity securities:
Communications	$2,001	$—	$—	$2,001	$1,945	$—	$—	$1,945
Consumer, non-cyclical	2,688	11	—	2,699	2,227	7	—	2,234
Consumer, cyclical(1)	319	323	—	642	295	318	1	614
Energy	59	236	—	295	541	317	—	858
Financial	123	—	—	123	137	—	—	137
Industrial	56	81	—	137	114	1	—	115
Technology	470	47	—	517	405	—	—	405
Utilities	147	63	—	210	100	43	—	143
	5,863	761	—	6,624	5,764	686	1	6,451
Corporate debt:
Consumer, cyclical	—	162	289	451	—	157	328	485
Utilities	—	39	—	39	—	—	—	—
Financial	—	5	—	5	—	5	—	5
	—	206	289	495	—	162	328	490
Mortgage-backed securities:
Financial	—	195	—	195	—	206	—	206
	5,863	1,162	289	7,314	5,764	1,054	329	7,147
Derivative contracts, at fair value(2):	—	1	—	1	—	6	—	6
	$5,863	$1,163	$289	$7,315	$5,764	$1,060	$329	$7,153
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Communications	$19	$—	$—	$19	$—	$—	$—	$—
Consumer, non-cyclical	11	—	—	11	—	—	—	—
Consumer, cyclical	363	—	—	363	356	—	—	356
Financial	54	—	—	54	58	—	—	58
Index	—	—	—	—	—	5	—	5
Funds	2,886	—	—	2,886	800	—	—	800
	3,333	—	—	3,333	1,214	5	—	1,219
Derivative contracts, at fair value(3):	—	10	—	10	—	60	—	60
	$3,333	$10	$—	$3,343	$1,214	$65	$—	$1,279

(1)
We consolidated the financial results of Tropicana effective November 15, 2010. As a result, we eliminated our investment in Tropicana at December 31, 2010. As of April 29, 2011, our Investment Management segment no longer held an investment in Tropicana common stock. See Note 2, "Operating Units-Gaming," for further discussion regarding the history of the Investment Funds' investment in Tropicana.

(2)	Included in other assets in our consolidated balance sheets.

(3)	Included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

The changes in investments measured at fair value for which the Investment Management segment has used Level 3 input to determine fair value are as follows:

	Six Months Ended June 30,
	2011	2010
	(in millions)
Balance at January 1	$329	$228
Gross realized and unrealized gains	2	—
Gross proceeds	(42)	(2)
Gross purchases	—	219
Balance at June 30	$289	$445
Unrealized gains of $2 million are included in earnings related to Level 3 investments still held at June 30, 2011. Total realized and unrealized gains and losses recorded for Level 3 investments, if any, are reported in net gain (loss) from investment activities in our consolidated statements of operations.
Other Segments
The following table summarizes the valuation of our Automotive and Metals segments and Holding Company investments by the above fair value hierarchy levels as of June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in millions)
Marketable equity and debt securities	$18	$—	$18	$19	$—	$19
Investments in precious metals	150	—	150	—	—	—
Derivative contracts, at fair value(1)	—	—	—	—	12	12
	$168	$—	$168	$19	$12	$31

Derivative contracts, at fair value(2)	$—	$72	$72	$—	$94	$94

(1)	Amounts are classified within other assets in our consolidated balance sheets.

(2)	Amounts are classified within accrued expenses and other liabilities in our consolidated balance sheets.

Assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2011 are set forth in the table below:

	Level 3
	Asset	Recognized
Category	(Liability)	Loss
	(in millions)
Property, plant and equipment	$6	$(3)
Asset retirement obligation	(2)	—
Property, plant and equipment with a carrying value of $9 million were written down to their fair value of $6 million, resulting in an impairment charge of $3 million, which was recorded within other income (loss), net for the three and six months ended June 30, 2011. We determined the fair value of these assets by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize. The discount rate

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

used is consistent with our reporting units' goodwill fair value measurements.
An asset retirement obligation of $2 million was recorded as of June 30, 2011. The fair value of this liability was determined with the assistance of an outside third-party specialist.

6.	Financial Instruments.
Certain derivative contracts executed by the Private Funds with a single counterparty or by our Automotive segment with a single counterparty or by our Holding Company with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. Values for the derivative financial instruments, principally swaps, forwards, over-the-counter options and other conditional and exchange contracts are reported on a net-by-counterparty basis. As a result, the net exposure to counterparties is reported in either other assets or accrued expenses and other liabilities in our consolidated balance sheets.
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
In the normal course of business, the Investment Funds and the Holding Company may trade various financial instruments and enter into certain investment activities, which may give rise to off-balance-sheet risk. The Investment Funds and the Holding Company's investments may include options, credit default swaps and securities sold, not yet purchased. These financial instruments represent future commitments to purchase or sell other financial instruments or to exchange an amount of cash based on the change in an underlying instrument at specific terms at specified future dates. Risks arise with these financial instruments from potential counterparty non-performance and from changes in the market values of underlying instruments.
Securities sold, not yet purchased, at fair value represent obligations to deliver the specified security, thereby creating a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk, as the satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets. Our investments in securities and amounts due from brokers are partially restricted until we satisfy the obligation to deliver the securities sold, not yet purchased.
The Investment Funds and the Holding Company may enter into derivative contracts, including swap contracts, futures contracts and option contracts with the objective of capital appreciation or as economic hedges against other securities or the market as a whole. The Investment Funds may also enter into foreign currency derivative contracts to economically hedge against foreign currency exchange rate risks on all or a portion of their non-U.S. dollar denominated investments.
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
The Investment Funds and the Holding Company may trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of a standardized amount of a deliverable grade commodity, security, currency or cash at a specified price and specified future date unless the contract is closed before the delivery date. Payments (or variation margin) are made or received by the Investment Funds and the Holding Company each day, depending on the daily fluctuations in the value of the contract, and the whole value change is recorded as an unrealized gain or loss by the Investment Funds and the Holding Company. When the contract is closed, the Investment Funds and the Holding Company record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.
The Investment Funds and the Holding Company may utilize forward contracts to seek to protect their assets denominated

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

in foreign currencies and precious metals holdings from losses due to fluctuations in foreign exchange rates and spot rates. The Investment Funds and the Holding Company's exposure to credit risk associated with non-performance of forward contracts is limited to the unrealized gains or losses inherent in such contracts, which are recognized in unrealized gains or losses on derivative, futures and foreign currency contracts, at fair value in our consolidated balance sheets.
The Investment Funds may also purchase and write option contracts. As a writer of option contracts, the Investment Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Investment Funds are obligated to purchase or sell, at the holder's option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds' satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets. At June 30, 2011 and December 31, 2010, the maximum payout amounts relating to certain put options written by the Investment Funds were $744 million and $195 million, respectively. As of June 30, 2011 and December 31, 2010, there were unrealized gains of $0.5 million and $0.2 million, respectively.
During the third quarter of fiscal 2010, the Holding Company purchased and wrote option contracts on a certain stock index futures. At June 30, 2011, the maximum payout was $50 million, assuming the value of a certain stock index futures falls below certain limits on our put spreads, and $30 million assuming the value of a certain stock index futures increases in value above certain limits on our call spreads. As of June 30, 2011, the unrealized gain from the S&P stock index futures was $1 million and was included in the net gain (loss) from investment activities in our consolidated statements of operations. As of June 30, 2011, the Holding Company had $8 million in liability derivatives related to a certain stock index futures which are not designated as hedging instruments.
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2011 and December 31, 2010 was $10 million and $60 million, respectively.
At June 30, 2011 and December 31, 2010, the Investment Funds had $188 million and $248 million, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash within our consolidated balance sheet.
U.S. GAAP requires the disclosure of information about obligations under certain guarantee arrangements. Such guarantee arrangements requiring disclosure include contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.
The Investment Funds have entered into certain derivative contracts, in the form of credit default swaps, which meet the accounting definition of a guarantee, whereby the occurrence of a credit event with respect to the issuer of the underlying financial instrument may obligate the Investment Funds to make a payment to the swap counterparties. As of June 30, 2011 and December 31, 2010, the Investment Funds have entered into such credit default swaps with a maximum notional amount of $8 million and $32 million with terms of approximately one year as of June 30, 2011. We estimate that our maximum exposure related to these credit default swaps approximates 48.3% and 39.4% of such notional amounts as of June 30, 2011 and December 31, 2010, respectively.
The following table presents the notional amount, fair value, underlying referenced credit obligation type and credit ratings for derivative contracts in which the Investment Funds are assuming risk:

	June 30, 2011		December 31, 2010
Credit Derivative Type Risk Exposure	Notional Amount	Fair Value	Notional Amount	Fair Value	Underlying Reference Obligation
	(in millions)
Single name credit default swaps:
Below investment grade risk exposure	$8	$1	$32	$1	Corporate credit

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

The Investment Funds have entered into derivative contracts that meet the accounting definition of a guarantee. As further described in Note 10, "Debt - Investment Management," the SPV (as such term is defined in Note 10) entered into swap transactions with a global financial services institution that reference a portfolio of loans that are expected (but not required) to match certain collateral assets of the SPV. Pursuant to the swap transactions, the financial institution will pay to the SPV the amount by which the total payments made on, or the sale price of, loans in the reference portfolio are less than the amount of the interest and principal due on the SPV Notes (as such term is defined in Note 10) and amounts senior to the SPV Notes in right of payment. Pursuant to certain offsetting swap agreements, the equity holders of the SPV may be required to pay to the global financial institution the amounts by which the total payments made on, or the sale price of, loans in the reference portfolio are less than the amount of the interest and principal due on the SPV Notes and amounts senior to the SPV Notes in right of payment. The maximum potential payout under these swap agreements approximate the amortized cost and accrued interest of the SPV Notes. As of June 30, 2011, the amortized cost and accrued interest of the SPV notes was $392 million. The maximum payout amount may be reduced by certain collateral posted by the relevant parties in the swap agreements and available collateral assets held by the SPV. The approximate term of the swap agreements corresponds to the maturity dates of the SPV Notes. As of June 30, 2011, no amounts are due from any parties under these swap agreements.
The following table presents the fair values of the Investment Funds and the Holding Company's derivatives:

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Not Designated as Hedging Instruments	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
	(in millions)
Equity contracts	$—	$1	$3	$2
Foreign exchange contracts	—	—	2	2
Credit contracts	1	24	7	77
Futures index spread	—	—	8	22
Sub-total	1	25	20	103
Netting across contract types(3)	—	(19)	—	(19)
Total(4)	$1	$6	$20	$84

(1)	Net asset derivatives are located within other assets in our consolidated balance sheets.

(2)	Net liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.

(3)	Represents the netting of receivables balances with payable balances for the same counterparty across contract types pursuant to netting agreements.

(4)	Excludes netting of cash collateral received and posted. The total collateral posted at June 30, 2011 and December 31, 2010 was $188 million and $248 million, respectively, across all counterparties.
The following table presents the effects of the Investment Funds and the Holding Company's derivative instruments on the statements of operations for the three months ended June 30, 2011 and 2010:

	Gain (Loss) Recognized in Income(1)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	2011	2010	2011	2010
	(in millions)
Equity contracts	$1	$(8)	$10	$—
Foreign exchange contracts	(2)	4	(13)	4
Credit contracts	(6)	21	19	50
Futures index spread	14	—	23	—
	$7	$17	$39	$54

(1)	Gains (losses) recognized on the Investment Funds' derivatives are classified in net gain (loss) from investment activities within our consolidated statements of operations.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

At June 30, 2011, the volume of the Investment Funds' and the Holding Company's derivative activities based on their notional exposure, categorized by primary underlying risk, are as follows:

	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Credit default swaps	$9	$(287)
Commodity swaps	—	(150)
Equity swaps	28	—
Foreign currency forwards	123	—
Futures index spread	24	(14)

Each Investment Fund's assets may be held in one or more accounts maintained for the Investment Fund by its prime broker or at other brokers or custodian banks, which may be located in various jurisdictions. The prime broker and custodian banks are subject to various laws and regulations in the relevant jurisdictions in the event of their insolvency. Accordingly, the practical effect of these laws and their application to the Investment Fund's assets may be subject to substantial variations, limitations and uncertainties. The insolvency of any of the prime brokers, custodian banks or clearing corporations may result in the loss of all or a substantial portion of the Investment Fund's assets or in a significant delay in the Investment Fund's having access to those assets.
Credit concentrations may arise from investment activities and may be impacted by changes in economic, industry or political factors. The Investment Funds and the Holding Company routinely execute transactions with counterparties in the financial services industry, resulting in credit concentration with respect to this industry. In the ordinary course of business, the Investment Funds and the Holding Company may also be subject to a concentration of credit risk to a particular counterparty.
The Investment Funds and the Holding Company seek to mitigate these risks by actively monitoring exposures, collateral requirements and the creditworthiness of our counterparties.
Automotive
During fiscal 2008, Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. As of June 30, 2011 and December 31, 2010, unrealized net losses of $61 million and $70 million, respectively, were recorded in accumulated other comprehensive loss as a result of these hedges. As of June 30, 2011, losses of $37 million are expected to be reclassified from accumulated other comprehensive loss to the consolidated statement of operations within the next 12 months.
These interest rate swaps reduce Federal-Mogul's overall interest rate risk. However, due to the remaining outstanding borrowings on Federal-Mogul's debt facilities and other borrowing facilities that continue to have variable interest rates, management believes that interest rate risk to Federal-Mogul could be material if there are significant adverse changes in interest rates.
Federal-Mogul's production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. The primary purpose of Federal-Mogul's commodity price forward contract activity is to manage the volatility associated with forecasted purchases. Federal-Mogul monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include high-grade aluminum, copper, natural gas, nickel, tin and zinc. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to fifteen months in the future.
Federal-Mogul had commodity price hedge contracts outstanding with combined notional values of $98 million and $50 million at June 30, 2011 and December 31, 2010, respectively, of which substantially all mature within one year and substantially all were designated as hedging instruments for accounting purposes. Unrealized net gains of $12 million were recorded in accumulated other comprehensive loss as of December 31, 2010. Immaterial unrealized net gains were recorded in accumulated other comprehensive loss as of June 30, 2011.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

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
Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, and Polish zloty. Federal-Mogul had notional values of $27 million and $20 million of foreign currency hedge contracts outstanding at June 30, 2011 and December 31, 2010, respectively, of which substantially all mature in less than one year and substantially all were designated as hedging instruments for accounting purposes. Unrealized net losses of $1 million were recorded in accumulated other comprehensive loss as of June 30, 2011. Immaterial unrealized net losses were recorded in accumulated other comprehensive loss as of December 31, 2010.
Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. Federal-Mogul's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 5% of Federal-Mogul's direct sales during the six months ended June 30, 2011. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.
The following table presents the fair values of Federal-Mogul's derivative instruments:

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Designated as Cash Flow Hedging Instruments	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
	(in millions)
Interest rate swap contracts	$—	$—	$61	$70
Commodity contracts	4	13	4	1
Foreign currency contracts	—	—	1	—
Sub-total	4	13	66	71
Netting across contract types	(4)	(1)	(4)	(1)
Total	$—	$12	$62	$70

(1)	Located within other assets in our consolidated balance sheets.

(2)	Located within accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

The following tables present the effect of Federal-Mogul's derivative instruments in our consolidated financial statements for the three and six months ended June 30, 2011 and 2010:

Three Months Ended June 30, 2011
Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(in millions)	(in millions)		(in millions)
Interest rate swap contracts	$(9)	$(9)	Interest expense	$—
Commodity contracts	(6)	2	Cost of goods sold	(1)	Other income, net
Foreign currency contracts	(1)	(1)	Cost of goods sold	—
	$(16)	$(8)		$(1)

Three Months Ended June 30, 2010
Derivatives Designated as Hedging Instruments	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(in millions)	(in millions)		(in millions)
Interest rate swap contracts	$(21)	$(9)	Interest expense	$—
Commodity contracts	(5)	1	Cost of goods sold	(1)	Other income, net
Foreign currency contracts	2	—		—
	$(24)	$(8)		$(1)

Six Months Ended June 30, 2011
Derivatives Designated as Hedging Instruments	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(in millions)	(in millions)		(in millions)
Interest rate swap contracts	$(10)	$(19)	Interest expense	$—
Commodity contracts	(5)	6	Cost of goods sold	(1)	Other income, net
Foreign currency contracts	(2)	(1)	Cost of goods sold	—
	$(17)	$(14)		$(1)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

Six Months Ended June 30, 2010
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Location of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(in millions)	(in millions)		(in millions)
Interest rate swap contracts	$(43)	$(19)	Interest expense	$—
Commodity contracts	(2)	3	Cost of goods sold	—
Foreign currency contracts	3	1	Cost of goods sold	—
	$(42)	$(15)		$—

		Gain (Loss) Recognized on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
		(in millions)
Commodity contracts	Cost of goods sold	$—	$—	$—	$1
Commodity contracts	Other income (loss), net	—	(1)	—	(1)
		$—	$(1)	$—	$—

7.	Inventories, Net.
Inventories, net consists of the following:

	June 30, 2011	December 31, 2010
	(in millions)
Raw materials	$241	$211
Work in process	225	195
Finished goods	795	670
	1,261	1,076
Other:
Ferrous metals	64	43
Non-ferrous metals	26	21
Secondary metals	24	23
	114	87
Total inventories, net	$1,375	$1,163

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
	(in millions)
Automotive	$1,338	$(226)	$1,112	$1,343	$(226)	$1,117
Railcar	7	—	7	7	—	7
Food Packaging	3	—	3	3	—	3
Metals	7	—	7	2	—	2
	$1,355	$(226)	$1,129	$1,355	$(226)	$1,129

Intangible assets, net consists of the following:

		June 30, 2011			December 31, 2010
	Useful lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
		(in millions)
Definite-lived intangible assets:
Automotive	1 - 22	$658	$(198)	$460	$658	$(174)	$484
Gaming	3 - 42	25	(1)	24	25	—	25
Food Packaging	6 - 13.5	23	(12)	11	23	(11)	12
Metals	5 - 15	16	(5)	11	11	(5)	6
Real Estate	12 - 12.5	121	(29)	92	121	(24)	97
		$843	$(245)	598	$838	$(214)	624
Indefinite-lived intangible assets:
Automotive				314			314
Gaming				54			54
Food Packaging				2			2
Home Fashion				5			5
				375			375
Intangible assets, net				$973			$999
For each of the three months ended June 30, 2011 and 2010, we recorded amortization expense of $16 million associated with definite-lived intangible assets. For each of the six months ended June 30, 2011 and 2010, we recorded amortization expense of $31 million associated with definite-lived intangible assets. We utilize the straight line method of amortization, recognized over the estimated useful lives of the assets.
Automotive
During the six months ended June 30, 2011, Federal-Mogul corrected $6 million of tax adjustments that were improperly recorded to goodwill.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

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
Food Packaging
As a result of our acquisition of a controlling interest in Viskase on January 15, 2010, certain long-term assets have been adjusted as a result of our required utilization of common control parties' underlying basis in such assets. As of June 30, 2011, the net balances of such assets included adjustments as follows: $3 million for goodwill and $12 million for intangible assets.

We perform an annual goodwill impairment test for our Food Packaging reporting unit as of June 15 of each fiscal year utilizing both the market and income approaches. The market approach produces indications of value by applying multiples of enterprise value to revenue as well as enterprise value to earnings before depreciation, amortization, interest and taxes. For the income approach, a discounted net cash flow was used to determine fair value. Significant estimates and assumptions used in the discounted cash flow method include forecasted revenues and profits, appropriate weighted average cost of capital and tax rates.

The June 15, 2011 evaluation equally weighted the values derived from both the market and income approaches to arrive at fair value. Our Viskase reporting unit with a goodwill balance passed "Step 1" of the June 15, 2011 goodwill impairment analysis. All "Step 1" results had fair values in excess of carrying values by at least 90%, resulting in no impairment of goodwill.
Railcar

We perform an annual goodwill impairment test for our Railcar reporting unit as of March 1 of each fiscal year utilizing both the market and income approaches. The market approach produces indications of value by applying multiples of enterprise value to revenue as well as enterprise value to earnings before depreciation, amortization, interest and taxes. For the income approach, a discounted net cash flow was used to determine fair value. Significant estimates and assumptions used in the discounted cash flow method include forecasted revenues and profits, appropriate weighted average cost of capital and tax rates.

The March 1, 2011 evaluation equally weighted the values derived from both the market and income approaches to arrive at fair value. Our ARI reporting unit with a goodwill balance passed "Step 1" of the March 1, 2011 goodwill impairment analysis. All "Step 1" results had fair values in excess of carrying values by at least 60%, resulting in no impairment of goodwill.
Metals
On January 5, 2011, PSC Metals acquired substantially all the assets and certain liabilities of Cash's Scrap Metal and Iron Corp. ("CSMI") for $32 million. CSMI is a scrap recycler and operates in five different locations in Missouri. On May 2, 2011, PSC Metals acquired substantially all the assets of Wedel Iron and Metal, LLC ("Wedel") for $3 million. Wedel is a scrap metals recycler operating in Crossville, Tennessee.
As a result of these acquisitions, PSC Metals recognized $5 million in each of goodwill and definite-lived intangible assets. In allocating the purchase price to the fair value of assets acquired and liabilities assumed, PSC Metals utilized third-party appraisers to assist it in assessing the fair values of certain components of the assets acquired and liabilities assumed.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

9.	Property, Plant and Equipment, Net.
Property, plant and equipment, net consists of the following:

	Useful Life	June 30, 2011	December 31, 2010
	(in years)	(in millions)
Land		$472	$456
Buildings and improvements	4 - 40	1,061	1,028
Machinery, equipment and furniture	1 - 30	2,558	2,371
Assets leased to others	15 - 39	480	482
Construction in progress		418	346
		4,989	4,683
Less: Accumulated depreciation and amortization		(1,411)	(1,228)
Property, plant and equipment, net		$3,578	$3,455
Depreciation and amortization expense from continuing operations related to property, plant and equipment for the three months ended June 30, 2011 and 2010 was $86 million and $88 million, respectively. For the six months ended June 30, 2011 and 2010, depreciation and amortization expense from continuing operations was $172 million and $176 million, respectively.

10.	Debt.
Debt consists of the following:

	June 30, 2011	December 31, 2010
	(in millions)
8% senior unsecured notes due 2018 - Icahn Enterprises	$1,450	$1,450
7.75% senior unsecured notes due 2016 - Icahn Enterprises	1,050	1,050
Senior unsecured variable rate convertible notes due 2013 - Icahn Enterprises	556	556
Senior notes - Investment Management	392	—
Debt facilities - Automotive	2,737	2,737
Debt facilities - Gaming	61	62
Senior unsecured notes - Railcar	275	275
Senior secured notes and revolving credit facility - Food Packaging	214	214
Mortgages payable	77	108
Other	65	57
Total debt	$6,877	$6,509
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
JUNE 30, 2011

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
Senior Unsecured Variable Rate Convertible Notes Due 2013 - Icahn Enterprises
In April 2007, we issued an aggregate of $600 million of variable rate senior convertible notes due 2013 (the “variable rate notes”). The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act, and issued pursuant to an indenture dated as of April 5, 2007, by and among us, as issuer, Icahn Enterprises Finance, as co-issuer, and Wilmington Trust Company, as trustee. Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the variable rate notes. The variable rate notes bear interest at a rate of three-month LIBOR minus 125 basis points, but the all-in-rate can be no less than 4.0% nor more than 5.5%, and are convertible into our depositary units at a conversion price of $132.595 per depositary unit per $1,000 principal amount, subject to adjustments in certain circumstances. Pursuant to the indenture governing the variable rate notes, on October 5, 2008, the conversion price was adjusted downward to $105.00 per depositary unit per $1,000 principal amount. As of June 30, 2011, the interest rate was 4.0%. The interest on the variable rate notes is payable quarterly on each January 15, April 15, July 15 and October 15. The variable rate notes mature on August 15, 2013, assuming they have not been converted to depositary units before their maturity date.
In the event that we declare a cash dividend or similar cash distribution in any calendar quarter with respect to our depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits and/or stock dividends), the indenture governing the variable rate notes requires that we simultaneously make such distribution to holders of the variable rate notes in accordance with a formula set forth in the indenture. We paid aggregate cash distributions of $1 million and $2 million for the six months ended June 30, 2011 and 2010, respectively, to holders of our variable rate notes in

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

respect to our distribution payments to our depositary unitholders. Such amounts have been classified as interest expense.
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
As of June 30, 2011 and December 31, 2010, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the applicable indentures. Additionally, as of June 30, 2011, based on covenants in the indenture governing our senior unsecured notes, we are permitted to incur approximately $1.3 billion in additional indebtedness.
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
We control the SPV through our interests in the Investment Funds and, accordingly, we consolidated the results and financial position of the SPV.
The SPV Notes accrue interest in arrears at LIBOR plus 0.60%. Interest on the SPV Notes will be paid on the 10th of March, June, September and December of each year subject to priority of payments pursuant to the SPV Indenture. The initial maturity date of the SPV Notes is September 10, 2011, which date could have been extended in three-month increments provided that the SPV obtained consent from holders of the SPV Notes. If such extensions had been granted, the maximum date through which the SPV Notes could have been extended would have been March 10, 2014, the final note maturity date. Subject to the satisfaction of certain redemption conditions as set forth in the SPV Indenture, the SPV may, in its discretion, cause a redemption of the SPV Notes. The SPV may redeem all or a portion of the SPV Notes in an amount equal to the sum of (a) the aggregate outstanding amount of the SPV Notes being redeemed, (b) accrued and unpaid interest thereon and (c) if applicable, a make-whole payment. During the three months ended June 30, 2011, the Investment Funds redeemed $203 million of the SPV Notes. We have determined not to extend the SPV Notes beyond the initial maturity date of September 10, 2011 and, accordingly, outstanding principal amounts, including related accrued interest, in respect of the SPV Notes will be redeemed in full by September 10, 2011.
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
The SPV entered into swap transactions with a global financial services institution (referred to as the “Swap Counterparty”), whose market capitalization exceeds $40 billion, that reference a portfolio of loans that are expected (but not required) to match the Collateral Assets of the SPV. Pursuant to the swap transactions, the Swap Counterparty will pay to the SPV the amount by which the total payments made on, or the sale price of, loans in the reference portfolio are less than the amount of the interest and principal due on the SPV Notes and amounts senior to the SPV Notes in right of payment. Pursuant to certain offsetting swap agreements, the equity holders of the SPV may be required to pay to the Swap Counterparty the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

amounts by which the total payments made, or the sale price of, loans in the reference portfolio are less than the amount of the interest and principal due on the SPV Notes and amounts senior to the SPV Notes in right of payment.
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
As of June 30, 2011 and December 31, 2010, the borrowing availability under the revolving credit facility was $540 million and $528 million, respectively. Federal-Mogul had $41 million and $43 million of letters of credit outstanding as of June 30, 2011 and December 31, 2010, pertaining to the term loan credit facility.
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
The Debt Facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on (i) investments; (ii) certain acquisitions, mergers or consolidations; (iii) sale and leaseback transactions; (iv) certain transactions with affiliates and (v) dividends and other payments in respect of capital stock. At June 30, 2011 and December 31, 2010, Federal-Mogul was in compliance with all debt covenants under the Debt Facilities.
Debt Facilities - Gaming
In connection with Tropicana's completion of the Restructuring Transactions (see Note 2, “Operating Units-Gaming”), Tropicana entered into a credit facility (the "Exit Facility") which consists of a (i) $130 million senior secured term loan credit facility issued at a discount of 7%, which was funded on March 8, 2010, the Effective Date, and (ii) a $20 million senior secured revolving credit facility. Each of the Investment Funds was a lender under the Exit Facility and, in the aggregate, held over 50% of the loans under the Term Loan Facility and was obligated to provide 100% of any amounts borrowed by Tropicana under the Revolving Facility. The Exit Facility matures on March 8, 2013. On June 30, 2011, the Investment Funds made a dividend-in-kind distribution of their investment in the loans under the Exit Facility to us and as a result we are now the direct lenders under Exit Facility. (See Note 2, "Operating Unit-Gaming," for additional discussion regarding this distribution-in-kind.) All amounts outstanding under the Exit Facility bear interest at a rate per annum of 15% so long as no default or event of default has occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. In addition, Tropicana is required to pay an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility. The Exit Facility is guaranteed by substantially all the existing and future subsidiaries of Tropicana.
The Exit Facility, as amended in February 2011, contains mandatory prepayment provisions from proceeds received by Tropicana as a result of asset sales and the incurrence of indebtedness (subject in each case to certain exceptions). Key

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

covenants binding Tropicana and its subsidiaries include (i) $50 million limitation per annum on capital expenditures, (ii) compliance with certain fixed charge coverage and leverage ratios. Financial covenants will be tested at the end of each fiscal quarter on a last twelve months basis. Key defaults (termination provisions) include (i) failure to repay principal, interest, fees and other amounts owing under the Exit Facility, (ii) cross default to other material indebtedness, (iii) the rendering of a material judgment against Tropicana or any of its subsidiaries, (iv) failure of security documents to create valid liens on property securing the facility and to perfect such liens, (v) revocation of casino, gambling or gaming licenses and (vi) the bankruptcy or insolvency of Tropicana or any of its subsidiaries. Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. Tropicana was in compliance with all financial covenants as of both June 30, 2011 and December 31, 2010.
Senior Unsecured Notes - Railcar
In February 2007, ARI issued $275 million senior unsecured fixed rate notes that were subsequently exchanged for registered notes in March 2007 (the “ARI Notes”).
The ARI Notes bear a fixed interest rate of 7.5% and are due in 2014. Interest on the ARI Notes is payable semi-annually in arrears on March 1 and September 1. The indenture governing the ARI Notes (the “ARI Notes Indenture”) contains restrictive covenants that limit ARI's ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. As of June 30, 2011 based on certain financial ratios, certain of these covenants, including ARI's ability to incur additional debt, have become further restricted. ARI was in compliance with all of its covenants under the ARI Notes Indenture as of June 30, 2011.
Since March 1, 2011, ARI has been able to redeem the ARI Notes in whole or in part at a redemption price equal to 103.75% of the principal amount of the ARI Notes plus accrued and unpaid interest. The redemption price declines annually until it is reduced to 100.0% of the principal amount of the ARI Notes plus accrued and unpaid interest beginning on March 1, 2013. The ARI Notes are due in full plus accrued unpaid interest on March 1, 2014.
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
In November 2007, Viskase entered into a $25 million secured revolving credit facility (the “Viskase Revolving Credit Facility”) with Arnos Corporation, an affiliate of Mr. Icahn. In connection with our majority acquisition of Viskase on January 15, 2010, we assumed the Viskase Revolving Credit Facility from Arnos Corporation. On April 28, 2011, we entered into an agreement with Viskase, extending the maturity date of the Viskase Revolving Credit Facility from January 31, 2012 to January 31, 2013. Borrowings under the loan and security agreement governing the Viskase Revolving Credit Facility are subject to a borrowing base formula based on percentages of eligible domestic receivables and eligible domestic inventory. Under the Viskase Revolving Credit Facility, the interest rate is LIBOR plus a margin of 2.00% currently (which margin will be subject to performance based increases up to 2.50%); provided that the minimum interest rate shall be at least equal to 3.00%. The

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

Viskase Revolving Credit facility also provides for an unused line fee of 0.375% per annum. There were no borrowings under the Viskase Revolving Credit Facility at each of June 30, 2011 and December 31, 2010.
Indebtedness under the Viskase Revolving Credit Facility is secured by liens on substantially all of Viskase's domestic and Mexican assets, with liens on certain assets that are contractually senior to the Viskase 9.875% Notes and the related guarantees pursuant to an intercreditor agreement and the Viskase 9.875% Notes.
The Viskase Revolving Credit Facility contains various covenants which restrict Viskase's ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets, make certain restricted payments, create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. The Viskase Revolving Credit Facility also requires that Viskase complies with various financial covenants. Viskase is in compliance with these requirements as of June 30, 2011 and December 31, 2010.
In its foreign operations, Viskase has unsecured lines of credit with various banks providing approximately $8 million of availability. There were no borrowings under the lines of credit at each of June 30, 2011 and December 31, 2010.
Letters of credit in the amount of $2 million were outstanding under facilities with a commercial bank, and were cash collateralized at each of June 30, 2011 and December 31, 2010.
Mortgages Payable - Real Estate
Mortgages payable, all of which are non-recourse to us, bear interest at rates between 4.97% and 7.99% and have maturities between May 31, 2013 and October 31, 2028.
Other
Secured Revolving Credit Agreement - Home Fashion
On June 16, 2006, WestPoint Home, Inc. ("WPH"), an indirect wholly owned subsidiary of WPI, entered into a $250 million loan and security agreement with Bank of America, N.A., as administrative agent. On September 18, 2006, The CIT Group/Commercial Services, Inc., General Electric Capital Corporation and Wells Fargo Foothill, LLC were added as lenders under this credit agreement. Under the five-year agreement, which matured on June 15, 2011, borrowings were subject to a monthly borrowing base calculation and included a $75 million sub-limit that may be used for letters of credit. Borrowings under the agreement bore interest, at the election of WestPoint Home, either at the prime rate adjusted by an applicable margin ranging from minus 0.25% to plus 0.50% or LIBOR adjusted by an applicable margin ranging from plus 1.25% to 2.00%. WPH paid an unused line fee of 0.25% to 0.275%. Obligations under the agreement were secured by WPH's receivables, inventory and certain machinery and equipment.
On June 15, 2011, WPH executed an amended and restated $50 million loan and security agreement with Bank of America ("BOA"), as administrative agent and lender, with maximum borrowing availability of $45 million, subject to monthly borrowing base calculations. This one-year agreement matures on June 15, 2012 and includes a $40 million sub-limit that may be used for letters of credit. Borrowings under this agreement bear interest at the election of WPH at either (a) for LIBOR rate advances at LIBOR or (b) for base rate advances, at a base rate, which is the highest of (i) BOA's announced prime rate or (ii) the federal funds rate plus 0.50% or (iii) adjusted LIBOR for a 30-day interest period plus 1.00%. The applicable LIBOR or base rate is then adjusted by an applicable margin ranging from plus 2.00 % to plus 3.50% depending upon the current borrowing capacity of WPH. WPH pays an unused line fee of 0.50% to 0.625%. Obligations under this agreement are secured by WPH's receivables, inventory and certain machinery and equipment.
The amended and restated loan agreement contains covenants including, among others, restrictions on the incurrence of indebtedness, investments, redemption payments, distributions, acquisition of stock, securities or assets of any other entity and capital expenditures. However, WPH may effectuate any of these transactions only subject to specified limits and exceptions.
As of June 30, 2011, there were no borrowings under the agreement, but there were outstanding letters of credit of $9 million. Based upon the eligibility and reserve calculations within the agreement, WPH had unused borrowing availability of $36 million at June 30, 2011.
Sale of Previously Purchased Subsidiary Debt
During the six months ended June 30, 2010, we received proceeds of $65 million from the sale of previously purchased

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

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
Pursuant to certain compensation agreements entered into during fiscal 2010, certain employees may earn compensation (such amounts referred to as "profit-sharing amounts") that reference a portfolio of securities that is funded by the Investment Funds. The vesting period of these profit-sharing amounts is three years. The profit-sharing amounts are determined by the performance of the portfolio of securities. Accordingly, these profit-sharing amounts are accounted for as liabilities and are remeasured at fair value each reporting period until settlement.
 The General Partners recorded compensation expense of $1 million and no compensation expense for the three months ended June 30, 2011 and 2010, respectively. The General Partners recorded compensation expense of $7 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively. Compensation expense is included in selling, general and administrative in our consolidated statements of operations. Compensation expense arising from grants in special profits interest allocations and incentive allocations and profit-sharing amounts in respect of the portfolio of securities funded by the Investment Funds are recognized in our consolidated financial statements over the vesting period. Grants in respect of special profits interest allocations and incentive allocations will no longer be made after March 31, 2011. Unvested balances of special profits interest allocations, incentive allocations and profit-sharing amounts in respect of the portfolio of securities funded by the Investment Funds are not reflected in our consolidated financial statements. Unvested amounts not yet recognized as compensation expense were $14 million and $8 million as of June 30, 2011 and December 31, 2010, respectively. Unvested amounts are expected to be recognized over a weighted average of 2.0 years as of June 30, 2011. Cash paid to settle amounts that had been withdrawn for the three months ended June 30, 2011 and 2010 was $1 million and $5 million, respectively.
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
Federal-Mogul revalued the four million stock options granted to Mr. Alapont at March 23, 2010, resulting in a revised fair value of $27 million. This amount was reclassified from accounts payable, accrued expenses and other liabilities to partners' equity due to their equity award status. As these stock options were fully vested as of March 23, 2010, no further expense related to these stock options will be recognized. These options had intrinsic values of $13 million and $5 million as of June 30, 2011 and December 31, 2010, respectively. These options expire on December 27, 2014.
Federal-Mogul revalued the deferred compensation agreement, which was also amended and restated on March 23, 2010, at March 31, 2011, resulting in a revised fair value of $6 million at June 30, 2011. The amended and restated agreement did not

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

include any provisions that impacted the accounting for this agreement. Since the amended and restated agreement continues to provide for net cash settlement at the option of Mr. Alapont, it continues to be treated as a liability award as of June 30, 2011 and through its eventual payout. The amount of the payout shall be equal to the fair value of 500,000 shares of Federal-Mogul's common stock, subject to certain adjustments and offsets. During each of the three months ended June 30, 2011 and 2010, Federal-Mogul recognized $1 million in expense associated with Mr. Alapont's deferred compensation agreement. During the six months ended June 30, 2011, Federal-Mogul recognized immaterial income associated with Mr. Alapont's deferred compensation agreement. During the six months ended 2010, Federal-Mogul recognized $7 million in expense associated with Mr. Alapont's stock options and deferred compensation agreement.
The June 30, 2011 deferred compensation fair value was estimated using the Monte Carlo valuation model with the following assumptions:

Exercise price	N/A
Expected volatility	55%
Expected dividend yield	—%
Risk-free rate over the estimated expected option life	0.29%
Expected life (in years)	1.75

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
Components of net periodic benefit cost (credit) for Federal-Mogul, ARI and Viskase for the three and six months ended June 30, 2011 and 2010 are as follows:

	Pension Benefits		Other Post-Employment Benefits
	Three Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Service cost	$7	$7	$—	$—
Interest cost	20	21	5	5
Expected return on plan assets	(17)	(15)	—	—
Amortization of actuarial losses	7	6	—	—
Amortization of prior service credit	—	—	(4)	(3)
Curtailment gain	—	—	—	(4)
	$17	$19	$1	$(2)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

	Pension Benefits		Other Post-Employment Benefits
	Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Service cost	$14	$15	$—	$—
Interest cost	42	42	10	12
Expected return on plan assets	(34)	(30)	—	—
Amortization of actuarial losses	13	13	—	—
Amortization of prior service credit	—	—	(8)	(3)
Curtailment gain	—	—	—	(4)
	$35	$40	$2	$5

13.    Net Income Per LP Unit.
Basic income (loss) per LP unit is based on net income or loss attributable to Icahn Enterprises allocable to limited partners after deducting preferred pay-in-kind distributions to preferred unitholders. Net income or loss allocable to limited partners is divided by the weighted-average number of LP units outstanding. Diluted income (loss) per LP unit is based on basic income (loss) adjusted for interest charges applicable to the variable rate notes and earnings before the preferred pay-in-kind distributions as well as the weighted-average number of units and equivalent units outstanding. Prior to their redemption on March 31, 2010, the preferred units were considered to be equivalent units for the purpose of calculating income or loss per LP unit.
On April 29, 2011, the board of directors declared a quarterly distribution of $0.50 per depositary unit, comprised of a combination of $0.10 payable in cash and $0.40 payable in depositary units. The distribution was paid on May 31, 2011 to depositary unitholders of record at the close of business on May 16, 2011. We calculated the depositary units to be distributed based on the 20-trading day volume weighted average price of our depositary units ending on May 3, 2011, resulting in .009985 of a unit being distributed per depositary unit.  To the extent that the aggregate units distributed to any holder included a fraction of a unit, that fractional unit was settled in cash. As a result, we distributed 843,295 depositary units on May 31, 2011 in connection with this distribution. We have retroactively adjusted our prior period net income per LP unit to reflect the revised LP units outstanding in accordance with U.S. GAAP.
The following table sets forth the allocation of net income (loss) attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted income (loss) per LP unit for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions, except per unit data)
Net income (loss) attributable to Icahn Enterprises	$289	$(116)	$529	$(181)
Basic income (loss) attributable to Icahn Enterprises allocable to limited partners (98.01% share of net income or loss)	$283	$(113)	$518	$(177)

Basic income (loss) per LP unit	$3.29	$(1.33)	$6.02	$(2.13)
Basic weighted average LP units outstanding	86	85	86	83

Diluted income (loss) per LP unit	$3.19	$(1.33)	$5.84	$(2.13)
Diluted weighted average LP units outstanding	91	85	91	83

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

The effect of dilutive securities in computing diluted income (loss) per LP unit for the three and six months ended June 30, 2011 is presented below. There were no dilutive securities for the three and six months ended June 30, 2010.

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Income	Units	Income	Units
	(in millions)
Variable rate convertible notes	$7	5	$13	5

As their effect would have been anti-dilutive, the following equivalent units have been excluded from the diluted weighted average LP units outstanding for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Redemption of preferred LP units	—	—	—	2
Variable rate convertible notes	—	5	—	5

14.    Segment Reporting.
As of June 30, 2011, our eight reportable segments are: (1) Investment Management; (2) Automotive; (3) Gaming; (4) Railcar; (5) Food Packaging; (6) Metals; (7) Real Estate and (8) Home Fashion. Our Investment Management segment provides investment advisory and certain administrative and back office services to the Private Funds, but does not provide such services to any other entities, individuals or accounts. Our Automotive segment consists of Federal-Mogul. Our Gaming segment consists of Tropicana. Our Railcar segment consists of ARI. Our Food Packaging segment consists of Viskase. Our Metals segment consists of PSC Metals. Our Real Estate segment consists of rental real estate, property development and the operation of resort properties. Our Home Fashion segment consists of WPI. In addition to our eight reportable segments, we present the results of the Holding Company which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company. See Note 2, “Operating Units,” for a detailed description of each of our operating businesses.
We assess and measure segment operating results based on net income attributable to Icahn Enterprises as disclosed below. Certain terms of financings for certain of our segments impose restrictions on the segments' ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions.
As described in Note 2, “Operating Units-Gaming,” we consolidated the results of Tropicana effective November 15, 2010. Our management evaluates the aggregate performance of the Investment Management segment with all of its investments stated on a fair value basis, including its investment in Tropicana. Accordingly, although we are required to consolidate the results of Tropicana effective November 15, 2010 and separately report their results as part of our Gaming segment, the column representing our Investment Management segment's results include the investment in Tropicana on a fair value basis with changes in fair value reflected in earnings for the three and six months ended June 30, 2011. We eliminate the fair value effects of Tropicana in the column labeled “Eliminations.”
As further described in Note 2, "Operating Units-Gaming," through distribution-in-kind transactions from our Investment Management segment directly to us, we currently directly own the investment in Tropicana's common stock, including its Exit Facility as of June 30, 2011.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

	Three Months Ended June 30, 2011
	Investment Management	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Eliminations	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,800	$—	$94	$89	$288	$12	$82	$—	$—	$2,365
Other revenues from operations	—	—	145	18	—	—	12	—	—	—	175
Net gain from investment activities	575	—	—	—	—	—	—	—	15	—	590
Interest and dividend income	26	2	—	1	—	—	1	—	—	(2)	28
Other (loss) income, net	—	3	—	(3)	—	—	—	2	1	—	3
	601	1,805	145	110	89	288	25	84	16	(2)	3,161
Expenses:
Cost of goods sold	—	1,501	—	86	66	278	4	75	—	—	2,010
Other expenses from operations	—	—	75	13	—	—	5	—	—	—	93
Selling, general and administrative	28	185	65	5	11	7	10	15	7	—	333
Restructuring	—	—	—	—	—	—	—	1	—	—	1
Impairment	—	3	—	—	—	—	—	—	—	—	3
Interest expense	6	35	3	6	5	—	2	1	55	—	113
	34	1,724	143	110	82	285	21	92	62	—	2,553
Income (loss) before income tax (expense) benefit	567	81	2	—	7	3	4	(8)	(46)	(2)	608
Income tax (expense) benefit	—	(17)	1	—	(2)	—	—	—	(6)	—	(24)
Net income (loss)	567	64	3	—	5	3	4	(8)	(52)	(2)	584
Less: net (income) loss attributable to non-controlling interests	(278)	(18)	(2)	—	(1)	—	—	3	—	1	(295)
Net income (loss) attributable to Icahn Enterprises	$289	$46	$1	$—	$4	$3	$4	$(5)	$(52)	$(1)	$289

	Three Months Ended June 30, 2010
	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,598	$43	$81	$207	$11	$107	$—	$2,047
Other revenues from operations	—	—	19	—	—	13	—	—	32
Net loss from investment activities	(243)	—	—	—	—	—	—	(9)	(252)
Interest and dividend income	49	2	1	—	—	1	—	1	54
Other income (loss), net	—	12	(2)	(1)	—	—	2	(1)	10
	(194)	1,612	61	80	207	25	109	(9)	1,891
Expenses:
Cost of goods sold	—	1,324	45	58	198	3	95	—	1,723
Other expenses from operations	—	—	14	—	—	5	—	—	19
Selling, general and administrative	12	177	6	11	5	11	19	4	245
Restructuring	—	5	—	—	—	—	2	—	7
Impairment	—	4	—	—	—	—	1	—	5
Interest expense	1	34	6	5	—	2	1	46	95
	13	1,544	71	74	203	21	118	50	2,094
(Loss) income before income tax (expense) benefit	(207)	68	(10)	6	4	4	(9)	(59)	(203)
Income tax benefit (expense)	1	(18)	4	(1)	(2)	—	—	(3)	(19)
Net (loss) income	(206)	50	(6)	5	2	4	(9)	(62)	(222)
Less: net loss (income) attributable to non-controlling interests	116	(14)	3	(2)	—	—	3	—	106
Net (loss) income attributable to Icahn Enterprises	$(90)	$36	$(3)	$3	$2	$4	$(6)	$(62)	$(116)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

	Six Months Ended June 30, 2011
	Investment Management	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Eliminations	Consolidated
	(in millions)
Revenues:
Net sales	$—	$3,524	$—	$163	$169	$567	$19	$180	$—	$—	$4,622
Other revenues from operations	—	—	302	34	—	—	25	—	—	—	361
Net gain from investment activities	1,191	—	—	—	—	—	—	—	25	(9)	1,207
Interest and dividend income	60	3	—	2	—	—	2	—	1	(5)	63
Other (loss) income, net	(3)	12	—	(5)	—	—	—	3	5	—	12
	1,248	3,539	302	194	169	567	46	183	31	(14)	6,265
Expenses:
Cost of goods sold	—	2,946	—	153	127	539	5	165	—	—	3,935
Other expenses from operations	—	—	154	26	—	—	11	—	—	—	191
Selling, general and administrative	67	374	138	12	22	13	19	31	12	—	688
Restructuring	—	1	—	—	—	—	—	3	—	—	4
Impairment	—	3	—	—	—	—	—	—	—	—	3
Interest expense	9	70	5	11	10	—	4	1	112	—	222
	76	3,394	297	202	159	552	39	200	124	—	5,043
Income (loss) before income tax (expense) benefit	1,172	145	5	(8)	10	15	7	(17)	(93)	(14)	1,222
Income tax (expense) benefit	—	(31)	3	3	(3)	(4)	—	—	(10)	—	(42)
Net income (loss)	1,172	114	8	(5)	7	11	7	(17)	(103)	(14)	1,180
Less: net (income) loss attributable to non-controlling interests	(630)	(31)	(5)	2	(2)	—	—	6	—	9	(651)
Net income (loss) attributable to Icahn Enterprises	$542	$83	$3	$(3)	$5	$11	$7	$(11)	$(103)	$(5)	$529

	Six Months Ended June 30, 2010
	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$3,087	$79	$161	$381	$19	$190	$—	$3,917
Other revenues from operations	—	—	35	—	—	25	—	—	60
Net (loss) gain from investment activities	(253)	—	—	—	—	—	—	—	(253)
Interest and dividend income	113	3	2	—	—	2	—	2	122
Other income (loss), net	—	2	(4)	(1)	—	—	3	(40)	(40)
	(140)	3,092	112	160	381	46	193	(38)	3,806
Expenses:
Cost of goods sold	—	2,559	82	118	363	4	172	—	3,298
Other expenses from operations	—	—	28	—	—	11	—	—	39
Selling, general and administrative	34	373	12	22	10	22	36	10	519
Restructuring	—	6	—	—	—	—	5	—	11
Impairment	—	8	—	—	—	—	1	—	9
Interest expense	1	71	11	10	—	4	1	92	190
	35	3,017	133	150	373	41	215	102	4,066
(Loss) income before income tax (expense) benefit	(175)	75	(21)	10	8	5	(22)	(140)	(260)
Income tax (expense) benefit	—	(11)	8	(1)	(3)	—	—	(5)	(12)
Net (loss) income	(175)	64	(13)	9	5	5	(22)	(145)	(272)
Less: net loss (income) attributable to non-controlling interests	100	(19)	6	(3)	—	—	7	—	91
Net (loss) income attributable to Icahn Enterprises	$(75)	$45	$(7)	$6	$5	$5	$(15)	$(145)	$(181)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

Condensed balance sheets by reportable segment as of June 30, 2011 and December 31, 2010 are presented below:

	June 30, 2011
	Investment Management	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$8	$1,042	$152	$301	$78	$20	$45	$32	$929	$2,607
Cash held at consolidated affiliated partnerships and restricted cash	3,680	—	16	—	2	3	2	—	57	3,760
Investments	7,314	243	33	45	—	—	—	14	168	7,817
Accounts receivable, net	—	1,189	18	41	60	107	5	61	—	1,481
Inventories, net	—	1,022	—	70	58	114	—	111	—	1,375
Property, plant and equipment, net	—	1,933	417	171	119	129	688	118	3	3,578
Goodwill and intangible assets, net	—	1,886	78	7	16	18	92	5	—	2,102
Other assets	287	381	67	27	32	29	15	33	134	1,005
Total assets	$11,289	$7,696	$781	$662	$365	$420	$847	$374	$1,291	$23,725
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$192	$2,031	$142	$77	$77	$71	$26	$41	$360	$3,017
Securities sold, not yet purchased, at fair value	3,333	—	—	—	—	—	—	—	—	3,333
Due to brokers	1,485	—	—	—	—	—	—	—	—	1,485
Post-employment benefit liability	—	1,230	—	6	42	2	—	—	—	1,280
Debt	392	2,797	61	275	216	2	78	—	3,056	6,877
Total liabilities	5,402	6,058	203	358	335	75	104	41	3,416	15,992

Equity attributable to Icahn Enterprises	2,841	1,176	335	165	19	345	743	303	(2,125)	3,802
Equity attributable to non-controlling interests	3,046	462	243	139	11	—	—	30	—	3,931
Total equity	5,887	1,638	578	304	30	345	743	333	(2,125)	7,733
Total liabilities and equity	$11,289	$7,696	$781	$662	$365	$420	$847	$374	$1,291	$23,725

	December 31, 2010
	Investment Management	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Eliminations	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$8	$1,105	$154	$319	$88	$17	$86	$32	$1,154	$—	$2,963
Cash held at consolidated affiliated partnerships and restricted cash	2,029	—	18	—	2	4	4	—	117	—	2,174
Investments	7,426	210	33	48	—	3	—	13	16	(279)	7,470
Accounts receivable, net	—	1,053	18	21	48	61	6	78	—	—	1,285
Inventories, net	—	847	—	50	55	87	—	124	—	—	1,163
Property, plant and equipment, net	—	1,802	421	181	109	115	700	124	3	—	3,455
Goodwill and intangible assets, net	—	1915	79	7	17	8	97	5	—	—	2,128
Other assets	66	364	70	28	30	31	14	32	65	—	700
Total assets	$9,529	$7,296	$793	$654	$349	$326	$907	$408	$1,355	$(279)	$21,338
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$574	$1,887	$154	$64	$72	$58	$27	$58	$227	$—	$3,121
Securities sold, not yet purchased, at fair value	1,219	—	—	—	—	—	—	—	—	—	1,219
Due to brokers	1,323	—	—	—	—	—	—	—	—	—	1,323
Post-employment benefit liability	—	1,219	—	7	44	2	—	—	—	—	1,272
Debt	—	2,787	62	275	216	2	111	—	3,056	—	6,509
Total liabilities	3,116	5,893	216	346	332	62	138	58	3,283	—	13,444

Equity attributable to Icahn Enterprises	2,576	1,010	122	167	10	264	769	313	(1,948)	(100)	3,183
Equity attributable to non-controlling interests	3,837	393	455	141	7	—	—	37	20	(179)	4,711
Total equity	6,413	1,403	577	308	17	264	769	350	(1,928)	(279)	7,894
Total liabilities and equity	$9,529	$7,296	$793	$654	$349	$326	$907	$408	$1,355	$(279)	$21,338

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

15.    Income Taxes.
For the three months ended June 30, 2011, we recorded an income tax provision of $24 million on pre-tax income of $608 million compared to an income tax provision of $19 million on pre-tax loss of $203 million for the three months ended June 30, 2010. Our effective income tax rate was 4.0% and (9.4)% for the three months ended June 30, 2011 and 2010, respectively.
For the six months ended June 30, 2011, we recorded an income tax provision of $42 million on pre-tax income of $1,222 million compared to an income tax provision of $12 million on pre-tax loss of $260 million for the six months ended June 30, 2010. Our effective income tax rate was 3.4% and (4.6)% for the six months ended June 30, 2011 and 2010, respectively.
The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in the valuation allowance and partnership income not subject to taxation, as such taxes are the responsibility of the partners.
Federal-Mogul believes that it is reasonably possible that its unrecognized tax benefits in multiple jurisdictions, which primarily relates to transfer pricing, corporate reorganization and various other matters, may decrease by approximately $321 million within the next 12 months due to audit settlements or statute expirations, of which approximately $46 million, if recognized, could impact the effective tax rate.
In conjunction with Federal-Mogul's ongoing review of its actual results and anticipated future earnings, Federal-Mogul reassesses the possibility of releasing valuation allowances. Based upon this assessment, Federal-Mogul has concluded that there is more than a remote possibility that existing valuation allowances in certain jurisdictions of up to $250 million as of June 30, 2011 could be released within the next 12 months. If releases of such valuation allowances occur, it may have a significant impact on net income in the quarter in which it is deemed appropriate to release the reserve.

16.    Accumulated Other Comprehensive Loss.
Accumulated other comprehensive loss consists of the following:

	June 30, 2011	December 31, 2010
	(in millions)
Post-employment benefits, net of tax	$(278)	$(283)
Hedge instruments, net of tax	(84)	(81)
Translation adjustments and other, net of tax	(115)	(233)
	$(477)	$(597)

17.    Other Income (Loss), Net.
Other income (loss), net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Loss on extinguishment of debt	$—	$—	$—	$(40)
Gain on disposition of assets	2	1	—	—
Equity earnings from non-consolidated affiliates	8	9	16	15
Foreign currency translation (losses) gains	(5)	1	(6)	(23)
Other	(2)	(1)	2	8
	$3	$10	$12	$(40)
Debt Extinguishment
In connection with the debt extinguishment related to our 7.125% Senior Unsecured Notes due 2013 and our 8.125% Senior Unsecured Notes due 2012, we recorded a $40 million loss for the six months ended June 30, 2010.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

18.    Commitments and Contingencies.
Investment Management
Exit Facility
In connection with Tropicana's completion of the Restructuring Transactions (see Note 2, “Operating Units-Gaming”), Tropicana entered into the Exit Facility, as amended, which consists of a (i) $130 million Term Loan Facility issued at a discount of 7%, which was funded on March 8, 2010, the Effective Date and (ii) $20 million Revolving Facility. Each of the Investment Funds was a lender under the Exit Facility and, in the aggregate, held over 50% of the loans under the Term Loan Facility and was obligated to provide 100% of any amounts borrowed by Tropicana under the Revolving Facility. As described in Note 2, "Operating Units-Gaming," on June 30, 2011, the Investment Funds made a distribution-in-kind of their investment in the Exit Facility to us and as a result we are now the lenders under the Exit Facility. As of June 30, 2011 and December 31, 2010, Tropicana has not borrowed any amounts under the Revolving Facility.
Litigation
On October 28, 2010, Lions Gate filed a lawsuit in the United States District Court for the Southern District of New York against Carl Icahn, Brett Icahn, Icahn Enterprises L.P., Icahn Enterprises Holdings L.P., Icahn Enterprises G.P, certain of our Investment Management entities (collectively, the “Icahn Group”) and others alleging violations of the Exchange Act and state tort law in connection with certain disclosures made during tender offers by the Icahn Group to acquire Lions Gate stock relating to the Icahn Group's acquisition of the debt of Metro-Goldwyn-Meyer, Inc., and alleging that the Icahn Group violated the tender offer Best Price Rule (promulgated under the rules and regulations of the SEC) by providing additional consideration to Mark Cuban in exchange for the tender of his Lions Gate shares that was not provided to other tendering shareholders.  The complaint sought injunctive relief compelling the Icahn Group to make corrective disclosures and to offer the same consideration it offered to Mark Cuban to Lions Gate's other shareholders, and money damages.  Lions Gate amended its complaint on December 3, 2010 to add certain supplemental factual allegations.  The Icahn Group moved to dismiss the amended complaint on December 17, 2010.  On March 23, 2011, the court granted the Icahn Group's motion in part and denied it in part, dismissing all of Lions Gate's claims except its Best Price Rule claim.  Discovery is now pending.  Management believes that Lions Gate's lawsuit is without merit and will vigorously defend against the sole remaining claim. At this time an estimate cannot reasonably be made regarding the possible loss or range of loss in connection with this matter.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

Total environmental liabilities, determined on an undiscounted basis, were $18 million and $19 million at June 30, 2011 and December 31, 2010, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.
Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At June 30, 2011, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $45 million.
Asset Retirement Obligations
Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $27 million and $25 million as of June 30, 2011 and December 31, 2010, respectively, for ARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of these ARO amounts.
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
If the Plaintiffs are successful in the Nevada State Court action, they would have rights to continued use of the “Tropicana” trademark in perpetuity in connection with the Las Vegas hotel and associated operations without control by Tropicana or payment of any royalty or license fee to Tropicana. Their continued use of the trademark without restriction could dilute the “Tropicana” brand and be detrimental to Tropicana's future properties that utilize that brand. Furthermore, if the Plaintiffs are successful in the Nevada state court action and the defendants and Tropicana are not successful in the Bankruptcy Court proceeding, the Plaintiffs may establish ownership rights and Tropicana's right to continued use of the “Tropicana” name, in a particular geographic area, on an exclusive basis, or at all, could be adversely affected. At this time an estimate cannot reasonably be made regarding the possible loss or range of loss in connection with this matter.
The parties have agreed to stay activities in the Nevada State Court action and the Bankruptcy Court proceedings for a

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

period of time as they negotiate towards achieving a settlement of these matters.
Aztar v. Marsh
Aztar filed a broker malpractice and breach of contract action in the Superior Court of New Jersey, Atlantic County, on August 12, 2010, against Marsh & McLennan Companies, Marsh, Inc., Marsh USA, Inc. and various fictitious Marsh entities (together, the “Marsh Defendants”). The claim seeks $100 million or more in compensatory damages against the Marsh Defendants, Aztar's risk management and insurance brokers at the time of a 2002 expansion of Tropicana AC by Aztar, including, but not limited to, lost profits, expenses arising from the interruption of operations, attorneys' fees, loss of the use of the insurance proceeds at issue, and litigation expenses resulting from the Marsh Defendants' failure to secure for Aztar business interruption and property damage coverage covering losses sustained by Aztar from the collapse of a parking garage that occurred at Tropicana AC on October 30, 2003. The Marsh Defendants filed an answer on October 20, 2010 denying the material allegations of the complaint. Any recovery obtained by Aztar in this action will be recoverable by Tropicana as the current owner of Tropicana AC. Discovery is proceeding, and trial is not expected to take place until fiscal 2012, at earliest.
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
Other Matters
One of ARI's joint ventures entered into a credit agreement in December 2007. Effective August 5, 2009, ARI and the other initial joint venture partner acquired this loan from the lenders party thereto, with each party acquiring a 50% interest in the loan. The total commitment under the term loan is $60 million with an additional $10 million commitment under the revolving loan. ARI is responsible to fund 50% of the loan commitments. The balance outstanding on these loans, due to ARI, was $37 million of principal and accrued interest as of June 30, 2011. ARI's share of the remaining commitment on these loans was $3 million as of June 30, 2011.
In March 2011, ARI entered into an agreement to purchase certain railcar parts during fiscal 2011 for current railcar orders with a remaining commitment of $41 million as of June 30, 2011.
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
JUNE 30, 2011

Metals has been named as a defendant in an environmental civil action brought by the USEPA, alleging that PSC Metals and one of its subsidiaries, along with several other unrelated defendants, are liable for the recovery of response costs incurred by the USEPA at a superfund site in New York.  Management believes that PSC Metals and its subsidiary have valid defenses to all claims.
 PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy in all pending cases. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of June 30, 2011 and December 31, 2010. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $28 million as of each of June 30, 2011 and December 31, 2010. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.
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
The Environmental Protection Agency ("EPA") has alleged that PSC Metals' scrap processing facility located in Cleveland, Ohio has violated the requirements of Section 608 of the Clean Air Act, 42 USC Section 761, which requires scrap processors to either recover refrigerants from appliances in accordance with the procedures described in the applicable federal regulations or verify through certifications that refrigerants have previously been evacuated. PSC Metals is in the process of negotiating a consent decree with the EPA that would resolve all claims against it. The consent decree would require PSC Metals to pay a civil penalty of $199,000 and would include injunctive relief that would require it to offer refrigerant extraction services at 11 of its scrap processing facilities for the next four years.  PSC Metals anticipates the settlement to be final sometime in October 2011. PSC Metals estimates that the cost associated with the required injunctive relief will range from $0.8 million to $1.7 million, exclusive of the civil penalty referenced above.
Home Fashion
Litigation
We were defendants in two lawsuits, one in the federal courts in New York and one in the Delaware state courts, challenging, among other matters, the status of our ownership interests in the common and preferred stock of WPI. We (through Aretex LLC) had acquired ownership of a majority of the WPI common stock through a July 2005 Sale Order entered by the United States Bankruptcy Court for the Southern District of New York. Under that Sale Order, WPI acquired substantially all of the assets of WestPoint Stevens, Inc. The losing bidders at the Bankruptcy Court auction that led to the Sale Order challenged the Sale Order. In November 2005, the United States District Court for the Southern District of New York modified portions of the Sale Order in a manner that could have reduced our ownership of WPI stock below 50%. In its March 26, 2010 decision, the United States Court of Appeals for the Second Circuit held that we are entitled to own a majority of WPI's common stock, and thus have control of WPI. The Second Circuit ordered the Bankruptcy Court's Sale Order reinstated, to ensure that our percentage ownership of the common stock will be at least 50.5%. The Second Circuit ordered the District Court to remand the matter back to the Bankruptcy Court for further proceedings consistent with its ruling. On remand, the Bankruptcy Court entered an Order on December 6, 2010 implementing the Second Circuit's decision. As a result, after exercise of all subscription rights issued pursuant to the asset purchase agreement and the completion of the subscription rights offering, we (including our affiliates) will beneficially own between 15,150,001 and 23,698,806 shares of WPI common stock, which we expect will represent between 50.5% and 79% of WPI's outstanding common stock, depending upon the extent to which the other holders of subscription rights exercise their subscription rights. The WestPoint Stevens, Inc. bankruptcy case remains open and the Bankruptcy Court retains jurisdiction over the parties.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

There was also a proceeding in Delaware Chancery Court, brought by the same “losing bidders” who are parties to the case decided by the Second Circuit. After the ruling by the Second Circuit, the plaintiffs filed a modified third amended complaint in the Delaware case. In that complaint, the plaintiffs pled claims for breach of fiduciary duty (and aiding and abetting such alleged breach) against us, and against Icahn Enterprises Holdings, Carl C. Icahn and others, based on WPI's not having proceeded with a registration statement. Plaintiffs also asserted a contractual claim against WPI relating to the registration statement alleging that, because WPI did not proceed with the registration statement, plaintiffs were unable to sell their securities in WPI, and sought to recover the diminution in the value of those securities. Plaintiffs also asserted a claim for unjust enrichment against all defendants, including us, WPI, Icahn Enterprises Holdings, Carl C. Icahn and others, based on claims that defendants were beneficiaries of a stay order allegedly improperly entered by the Bankruptcy Court. On November 3, 2010, the Chancery Court dismissed the modified third amended complaint in its entirety. Plaintiffs appealed to the Delaware Supreme Court. On August 3, 2011, the Delaware Supreme Court affirmed the judgment of the Chancery Court dismissing the modified third amended complaint, and thus dismissing the case, in its entirety.
Environmental Matters
WPI is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes used in or resulting from its operations and potential remediation obligations. WPI's operations are also governed by U.S. federal, state, local and foreign laws, rules and regulations relating to employee safety and health which, among other things, establish exposure limitation for cotton dust, formaldehyde, asbestos and noise, and which regulate chemical, physical and ergonomic hazards in the workplace. WPI estimated its environmental accruals to be $1 million at both June 30, 2011 and December 31, 2010.
Other Matters
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 92.6% of our outstanding depositary units as of each of June 30, 2011 and December 31, 2010. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF, is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of June 30, 2011 and December 31, 2010. If the plans were voluntarily terminated, they would be underfunded by approximately $107 million and $103 million as of June 30, 2011 and December 31, 2010, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
The current underfunded status of the ACF pension plans requires ACF to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the ACF controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.
Starfire Holding Corporation ("Starfire") which is 100% owned by Mr. Icahn, has undertaken to indemnify us and our subsidiaries from losses resulting from any imposition of certain pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as a result of being a member of the Icahn controlled group. The Starfire indemnity (which does not extend to pension liabilities of our subsidiaries that would be imposed on us as a result of our interest in these subsidiaries and not as a result of Mr. Icahn and his affiliates holding more than an 80% ownership interest in us) provides, among other things, that so long as such contingent liabilities exist and could be imposed on us, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250 million. Nonetheless, Starfire may not be able to

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

fund its indemnification obligations to us.

19.    Subsequent Events.
Acquisition
On July 30, 2011, PSC Metals executed an asset purchase agreement to acquire substantially all of the assets of Shapiro Brothers, Inc. (“Shapiro”) for a total purchase price of approximately $22 million, with closing expected to occur in the third quarter of fiscal 2011. Shapiro operates four scrap yards located in Missouri, Arkansas and Illinois. Shapiro buys, sells and processes ferrous and non-ferrous scrap, including industrial and obsolete grades of scrap. This acquisition is complimentary to PSC Metal's acquisition of CSMI in the first quarter of fiscal 2011 and strengthens PSC Metals' presence in its mid-west region of the United States.
Declaration of Distribution on Depositary Units
On August 8, 2011, the board of directors declared a quarterly cash distribution of $0.10 per unit on our depositary units. The distribution will be paid on September 1, 2011 to depositary unitholders of record at the close of business on August 19, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises L.P.

We have reviewed the accompanying consolidated balance sheet of Icahn Enterprises L.P and Subsidiaries (the “Partnership”) (a Delaware limited partnership) as of June 30, 2011, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2011 and 2010, the consolidated cash flows for the six-month periods ended June 30, 2011 and 2010, and the consolidated statement of changes in equity and comprehensive income for the six-month period ended June 30, 2011. These consolidated interim financial statements are the responsibility of the Partnership's management.

We were furnished with the report of other accountants on their reviews of the consolidated interim financial statements of Federal-Mogul Corporation, a subsidiary, whose total assets as of June 30, 2011 were $7,696 million, and whose revenues for the three-month and six-month periods ended June 30, 2011 constituted $1,805 million and $3,539 million, respectively, and revenues for the three-month and six-month periods ended June 30, 2010 constituted $1,612 million and $3,092 million, respectively of the related consolidated totals.

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
August 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Federal-Mogul Corporation

We have reviewed the consolidated balance sheet of Federal-Mogul Corporation as of June 30, 2011, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2011 and 2010, and the consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010 (not presented herein). These financial statements are the responsibility of the Company's management.

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
July 28, 2011

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
Overview

Introduction
Icahn Enterprises L.P., or Icahn Enterprises, is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P., or Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc., or Icahn Enterprises GP, our sole general partner, which is owned and controlled by Mr. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of June 30, 2011, affiliates of Mr. Icahn owned 78,238,262 of our depositary units which represented approximately 92.6% of our outstanding depositary units.
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

Significant Events
Senior Notes - Investment Management
During the first quarter of the fiscal year ending December 31, 2011, or fiscal 2011, the Investment Funds (as defined herein) formed a special purpose investment vehicle, or the SPV, an exempted company incorporated with limited liability under the laws of the Cayman Islands, for the purpose of effecting certain transactions described herein. On March 10, 2011, the SPV issued at par an aggregate principal amount of $595 million of senior notes, or the SPV Notes. The SPV was formed for the sole purpose of issuing the SPV Notes, acquiring certain Collateral Assets, as defined in the SPV Indenture (as defined below), and engaging in certain related transactions, including certain swap transactions as described below. The SPV will not have any substantial assets other than Collateral Assets. The SPV Notes were sold in a private placement pursuant to Rule 144A of the Securities Act, and issued pursuant to an indenture dated as of March 10, 2011, or the SPV Indenture, by and between the SPV, as issuer, and U.S. Bank National Association, as trustee.
We control the SPV through our interests in the Investment Funds and, accordingly, we consolidated the results and financial position of the SPV.
The SPV Notes accrue interest in arrears at LIBOR plus 0.60%. Interest on the SPV Notes will be paid on the 10th of March, June, September and December of each year subject to priority of payments pursuant to the SPV Indenture. The initial maturity date of the SPV Notes is September 10, 2011, which date could have been extended in three-month-increments provided that the SPV obtained consent from holders of the SPV Notes. If such extensions had been granted, the maximum date through which the SPV Notes could have been extended would have been March 10, 2014, the final note maturity date. Subject to the satisfaction of certain redemption conditions as set forth in the SPV Indenture, the SPV may, in its discretion, cause a redemption of the SPV Notes. The SPV may redeem all or a portion of the SPV Notes in an amount equal to the sum of (a) the aggregate outstanding amount of the SPV Notes being redeemed, (b) accrued and unpaid interest thereon and (c) if applicable, a make-whole payment. During the three months ended June 30, 2011, the Investment Funds redeemed $203 million of the SPV Notes. We determined not to extend the SPV Notes beyond the initial maturity date of September 10, 2011 and, accordingly, outstanding principal amounts, including related accrued interest, in respect of the SPV Notes will be redeemed in full by September 10, 2011.
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
Distributions-In-Kind
On April 29, 2011, the Investment Funds made a distribution-in-kind of 13,538,446 shares of Tropicana common stock with a value of $216 million to us in redemption of $216 million of our limited and general partner interests in the Investment Funds. The distribution transferred the ownership of the Tropicana common stock held by the Investment Funds to us. As a result of this transaction, we directly own 51.5% of Tropicana's outstanding common stock. This distribution increased equity attributable to Icahn Enterprises by $27 million and decreased equity attributable to non-controlling interests by $27 million, representing the basis difference between the redemption value determined as of April 29, 2011 and the application of purchase accounting to the controlling interest in Tropicana pursuant to ASC Topic 805, Business Combination on November 15, 2010.
In addition, on June 30, 2011, the Investment Funds made a distribution-in-kind of the loans under the Exit Facility with a value of approximately $71 million to us in redemption of approximately $71 million of our limited and general partner interests in the Investment Funds. The distribution transferred the ownership of the loans under the Exit Facility held by the Investment Funds directly to us. As a result of this transaction, we currently directly own over 50% of the loans under the Exit Facility.

Results of Operations

Consolidated Financial Results
 The following table summarizes total revenues, net income (loss) and net income (loss) attributable to Icahn Enterprises for each of our reportable segments and our Holding Company:

	Revenues(1)		Net Income (Loss)		Net Income (Loss) Attributable to Icahn Enterprises
	Three Months Ended June 30,
	2011	2010	2011	2010	2011	2010
	(in millions)
Investment Management	$601	$(194)	$567	$(206)	$289	$(90)
Automotive	1,805	1,612	64	50	46	36
Gaming(2)	145	—	3	—	1	—
Railcar	110	61	—	(6)	—	(3)
Food Packaging	89	80	5	5	4	3
Metals	288	207	3	2	3	2
Real Estate	25	25	4	4	4	4
Home Fashion	84	109	(8)	(9)	(5)	(6)
Holding Company	16	(9)	(52)	(62)	(52)	(62)
Eliminations(3)	(2)	—	(2)	—	(1)	—
	$3,161	$1,891	$584	$(222)	$289	$(116)

	Revenues(1)		Net Income (Loss)		Net Income (Loss) Attributable to Icahn Enterprises
	Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010
	(in millions)
Investment Management	$1,248	$(140)	$1,172	$(175)	$542	$(75)
Automotive	3,539	3,092	114	64	83	45
Gaming(2)	302	—	8	—	3	—
Railcar	194	112	(5)	(13)	(3)	(7)
Food Packaging	169	160	7	9	5	6
Metals	567	381	11	5	11	5
Real Estate	46	46	7	5	7	5
Home Fashion	183	193	(17)	(22)	(11)	(15)
Holding Company	31	(38)	(103)	(145)	(103)	(145)
Eliminations(3)	(14)	—	(14)	—	(5)	—
	$6,265	$3,806	$1,180	$(272)	$529	$(181)

(1)	Revenues include net sales, other revenues from operations, interest and dividend income, and other income (loss), net.

(2)	We consolidated the results of our Gaming segment effective as of November 15, 2010.

(3)	Eliminations relate to the unrealized gains recorded by our Investment Management segment for its investment in Tropicana for the three and six months ended June 30, 2011.

Please refer to Note 2, “Operating Units,” to the consolidated financial statements contained in this Report for a description of each of our reportable segments.
Discussion of Financial Results
Incentive Allocations and Special Profits Interest Allocations
Historically, our Investment Management segment's revenues were affected by the combination of fee-paying assets under management, or AUM, and the investment performance of the Private Funds. The General Partners' incentive allocations and special profits interest allocations earned from the Investment Funds were accrued on a quarterly basis and were allocated to the General Partners at the end of the Investment Funds' fiscal year (or sooner on redemptions) assuming there were sufficient net profits to cover such amounts. As more fully disclosed in a letter to investors in the Private Funds filed with the SEC on Form 8-K on March 7, 2011, the Private Funds returned all fee-paying capital to its investors during fiscal 2011. Payments were funded through cash on hand and borrowings under existing credit lines. As a result, no further incentive allocations or special profits interest allocations will accrue for periods subsequent to March 31, 2011.
The General Partners waived the special profits interest allocations and incentive allocations for our interests in the Investment Funds and Mr. Icahn's direct and indirect holdings. On April 1, 2011, affiliates of Mr. Icahn made aggregate contributions of $250 million in the Investment Funds.
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
As a result of the return of fee-paying capital as described above, a special profits interest allocation of $9 million was allocated to the General Partners at March 31, 2011. No further special profits interest allocation accrued in periods subsequent to March 31, 2011. No special profits interest allocation accrual was made for the three and six months ended June 30, 2010.

As a result of the return of fee-paying capital as described above, an incentive allocation of $7 million was allocated to the General Partners at March 31, 2011. No further incentive allocation will accrue in periods subsequent to March 31, 2011. Incentive allocations for the three and six months ended June 30, 2010 were not material as a result of "high watermarks" that were established for fee-paying investors during fiscal 2008.

Our Interests in the Investment Funds
Our share of the Investment Funds' net profits and losses through our interests in the Investment Funds, excluding incentive allocations and special profits interest allocations earned for the three and six months June 30, 2011, was $289 million and $533 million for the three and six months ended June 30, 2011, respectively, and losses of $71 million and $60 million for the three and six months ended June 30, 2010, respectively.
As of June 30, 2011, we had investments with a fair market value of $2.9 billion in the Investment Funds.

Net Sales, Cost of Goods Sold and Gross Margin

	Net Sales		Cost of Goods Sold		Gross Margin
	Three Months Ended June 30,
	2011	2010	2011	2010	2011	2010
	(in millions)
Automotive	$1,800	$1,598	$1,501	$1,324	$299	$274
Railcar	94	43	86	45	8	(2)
Food Packaging	89	81	66	58	23	23
Metals	288	207	278	198	10	9
Real Estate	12	11	4	3	8	8
Home Fashion	82	107	75	95	7	12
	$2,365	$2,047	$2,010	$1,723	$355	$324

	Net Sales		Cost of Goods Sold		Gross Margin
	Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010
	(in millions)
Automotive	$3,524	$3,087	$2,946	$2,559	$578	$528
Railcar	163	79	153	82	10	(3)
Food Packaging	169	161	127	118	42	43
Metals	567	381	539	363	28	18
Real Estate	19	19	5	4	14	15
Home Fashion	180	190	165	172	15	18
	$4,622	$3,917	$3,935	$3,298	$687	$619

Other Revenues From Operations and Other Expenses From Operations

	Other Revenues From Operations		Other Expenses From Operations		Gross Margin
	Three Months Ended June 30,
	2011	2010	2011	2010	2011	2010
	(in millions)
Gaming(1)	$145	$—	$75	$—	$70	$—
Railcar	18	19	13	14	5	5
Real Estate	12	13	5	5	7	8
	$175	$32	$93	$19	$82	$13

	Other Revenues From Operations		Other Expenses From Operations		Gross Margin
	Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010
	(in millions)
Gaming(1)	$302	$—	$154	$—	$148	$—
Railcar	34	35	26	28	8	7
Real Estate	25	25	11	11	14	14
	$361	$60	$191	$39	$170	$21

(1)	We consolidate the results of our Gaming segment effective as of November 15, 2010.

Automotive
Federal-Mogul's Annual Report on Form 10-K for fiscal 2010 filed with the SEC on February 23, 2011 contains a detailed description of its business, products, industry, operating strategy and associated risks. Federal-Mogul's most recent Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 was filed with the SEC on July 28, 2011.
During the six months ended June 30, 2011, Federal-Mogul derived 66% of its net sales from the original equipment manufacturer and servicers, or OE, market and 34% from the aftermarket. Federal-Mogul's customers include the world's largest automotive OEs and major distributors and retailers in the independent aftermarket. During the six months ended June 30, 2011 Federal-Mogul derived 36% of its sales in the United States and 64% internationally. Federal-Mogul has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of Federal-Mogul's international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.
Federal-Mogul operates one manufacturing facility and one technical center in Japan. Federal-Mogul did not experience any loss of property or other assets nor were any of its employees injured as a result of the natural disasters in Japan during the three and six months ended June 30, 2011. Federal-Mogul does not anticipate any significant impacts to its consolidated financial position, results of operations or cash flows, either direct or indirect, as a result of this crisis, and will continue to carefully monitor the situation over the coming months.
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
Net sales increased by $202 million (13%) and $437 million (14%) for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively. The impact of the U.S. dollar weakening, primarily against the euro, increased reported sales by $98 million and $106 million for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively.
In general, light and commercial vehicle OE production increased in most regions and, when combined with market share gains in all regions across all three manufacturing business units, resulted in increased OE sales of $129 million and $301 million for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively. Aftermarket sales decreased by $42 million and $15 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010 due to sales decreases in North America, partially offset by sales increases in all other regions. The acquisition of the Daros Group increased sales volume by $8 million and $16 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010. Net changes in customer pricing increased sales by $9 million and decreased sales by $2 million for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively.
Cost of goods sold increased by $177 million (13%) and $387 million (15%) for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010. The impact of the relative weakness of the U.S. dollar increased cost of products sold by $89 million and $100 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010. Manufacturing, labor and variable overhead costs increased by $95 million and $289 million as a direct consequence of the higher production volumes, inclusive of $6 million and $12 million of such costs associated with the Daros Group for the three and six months ended June 30, 2011, respectively, as compared to the three and six months of fiscal 2010. Additional increases were unfavorable productivity, net of labor and benefits inflation, of $4 million and $15 million and increased materials and services sourcing costs of $2 million and $10 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010. These increases were partially offset by decreased depreciation of $13 million and $26 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010.
Gross margin increased by $25 million to $299 million, or 17% of net sales, for the three months ended June 30, 2011 compared to $274 million, or 17% of net sales, for the three months ended June 30, 2010. This increase was due to decreased depreciation of $13 million, customer price increases of $9 million, currency movements of $9 million and $2 million directly related to the acquisition of the Daros Group, partially offset by unfavorable productivity, net of benefits and labor inflation, of $4 million, increased materials and services sourcing costs of $2 million and unfavorable sales mix of $2 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Gross margin increased by $50 million to $578 million, or 16% of net sales, for the six months ended June 30, 2011 compared to $528 million, or 17% of net sales, for the six months ended June 30, 2010. This increase was due to sales volume increases which increased gross margin by $39 million, decreased depreciation of $26 million, currency movements of $6 million, $4 million directly related to the acquisition of the Daros Group and decreased pension expense of $1 million, partially offset by unfavorable productivity, net of benefits and labor inflation, of $15 million, increased materials and services sourcing costs of $10 million and customer price decreases of $1 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.
Gaming
Tropicana's Annual Report on Form 10-K for fiscal 2010 filed with the SEC on March 14, 2011 contains a detailed description of its business, products, industry, operating strategy and associated risks. Tropicana's filings with the SEC are available on the SEC's website at www.sec.gov.
As a result of our acquisition of additional shares of Tropicana common stock on November 15, 2010, we are required to consolidate the results of Tropicana as of such date. Tropicana contributed $145 million and $302 million to other revenues from operations for the three and six months ended June 30, 2011 for which no such revenue was present in the comparable prior year period.
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

Other revenues from operations and other expenses from operations for our Gaming segment for the three and six months ended June 30, 2011 is summarized as follows:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Other Revenues From Operations	Other Expenses From Operations	Other Revenues From Operations	Other Expenses From Operations
	(in millions)
Casino	$127	$56	$270	$116
Room	28	8	53	15
Food and Beverage	22	9	44	19
Other	6	2	12	4
	183	$75	379	$154
Less promotional allowances	(38)		(77)
Net revenues	$145		$302

Casino revenues were $127 million and $270 million for the three and six months ended June 30, 2011, respectively. Casino revenues are comprised primarily of slot machine and table game revenues. Slot machine revenue was $107 million and $215 million and table game revenue was $18 million and $50 million for the three and six months end June 30, 2011, respectively. Slot machine hold percentages were 9.0% and 8.9% and table games hold percentages were 9.7% and 13.5%, respectively, for the three and six months ended June 30, 2011.
Room, food and beverage revenues were $50 million and $97 million for the three and six months ended June 30, 2011, respectively. Hotel room occupancy percentage for the three and six months ended June 30, 2011 was 67% and 68%, respectively.  Average daily room rates were $74 and $71 for the three and six months ended June 30, 2011, respectively.  Rooms, food and beverages are offered to high-value guests on a complimentary basis. The retail value of rooms, food and beverage provided to guests on a complimentary basis is included in gross revenues and then deducted as promotional allowances to arrive at net revenues.
Weak economic conditions continue to adversely impact the gaming industry and Tropicana. We believe Tropicana's guests have reduced their discretionary spending as a result of uncertainty and instability relating to the employment and housing markets. We cannot predict whether, or how long, current market conditions will continue to persist. In addition, Tropicana AC's revenues have been negatively impacted by the introduction of table games in Pennsylvania in mid 2010 as well as increased marketing and promotional activity from competitors within the Atlantic City market. The Atlantic City market experienced year-over-year declines in casino revenue of 6.7% and 7.0% for the three and six months ended June 30, 2011.
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
Railcar
ARI's Annual Report on Form 10-K for fiscal 2010 filed with the SEC on March 1, 2011 contains a detailed description of its business, products, industry, operating strategy and associated risks. ARI's most recent Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 was filed with the SEC on August 2, 2011.
The North American railcar market has been, and ARI expects it to continue to be, highly cyclical. The recent economic downturn had a negative effect on the railcar manufacturing market in which ARI competes, resulting in increased competition and significant pricing pressures in the past couple of years.
ARI has seen improvement in the railcar manufacturing market with an increase in its backlog from approximately 1,050 railcars at December 31, 2010 to approximately 5,290 railcars at June 30, 2011, including 640 railcars that ARI will lease. Subsequent to June 30, 2011, ARI has received additional orders for over 2,200 railcars, including 435 railcars for lease. In response to increased customer demand, ARI has and intends to continue to increase production rates at its railcar manufacturing facilities. ARI defines backlog as the number of railcars that its customers have committed in writing to purchase or lease that have not been shipped.
Additionally, railcar loadings have continued to increase and the number of railcars in storage has continued to decrease, as reported by an independent third party industry analyst. ARI believes that these improvements, which may or may not continue, indicate that the railcar market has begun to and may continue to improve. During the first half of fiscal 2011, ARI's railcar shipments and manufacturing revenues increased compared to the corresponding prior year period and the gross margin from both manufacturing and railcar services operations also improved. Based in part on these factors, ARI currently expects its railcar shipments to increase in fiscal 2011 as compared to fiscal 2010. ARI cannot assure you that the railcar market will continue to improve or that its railcar orders and shipments will increase.
A portion of ARI's manufacturing and services revenue are derived from companies affiliated with Mr. Icahn. Such revenues from companies affiliated with Mr. Icahn accounted for approximately 6% and 7% of total manufacturing and service revenues for the three and six months ended June 30, 2011, respectively. Total revenues from companies affiliated with Mr. Icahn accounted for approximately 60% and 46% of total manufacturing and service revenues for the three and six months ended June 30, 2010, respectively. See Note 3, "Related Party Transactions-Railcar," to our consolidated financial statements for further discussion.
Total railcar manufacturing revenues for the three and six months ended June 30, 2011 increased by $51 million (119%) and $84 million (106%) as compared to the three and six months ended June 30, 2010, respectively. (Manufacturing revenues are included in net sales in our consolidated statements of operations.) The primary reason for the increase in revenues from manufacturing operations was an increase in railcar shipments. Railcar shipments for the three months ended June 30, 2011 were approximately 1,040 railcars as compared to approximately 370 railcars for the three months ended June 30, 2010. Railcar shipments for the six months ended June 30, 2011 were approximately 1,720 railcars as compared to approximately 710 railcars for the six months ended June 30, 2010.
Gross margin from manufacturing operations for the three and six months ended June 30, 2011 was $8 million and $10 million, respectively, as compared to a loss of $2 million and $3 million for the three and six months ended June 30, 2010, respectively. The improvement over the respective periods was primarily due to an increase in railcar shipments, improved pricing and efficiencies created by larger volumes. Gross margin for manufacturing operations as a percentage of manufacturing operations revenues was 9% for the three months ended June 30, 2011 as compared to loss of 5% for the three months ended June 30, 2010. Gross margin for manufacturing operations as a percentage of manufacturing operations revenues was 6% for the six months ended June 30, 2011 as compared to a loss of 4% for the six months ended June 30, 2010.
Gross margin for railcar services operations for each of the three months ended June 30, 2011 and 2010 was $5 million. Gross margin for railcar services operations for the six months ended June 30, 2011 and 2010 was $8 million and $7 million, respectively. Gross margin for railcar services operations as a percentage of railcar services operations revenues was 28% for the three months ended June 30, 2011 as compared to 26% for the three months ended June 30, 2010. Gross margin for railcar services operations as a percentage of railcar services operations revenues was 24% for the six months ended June 30, 2011 as compared to 20% for the six months ended June 30, 2010. The improvement over the respective periods is primarily attributable to an increase in volumes and efficiencies at railcar repair facilities and a decrease in repair projects performed at railcar manufacturing facilities.
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
Net sales for each of the three and six months ended June 30, 2011 increased by $8 million (10% and 5%, respectively) compared to the corresponding prior year periods. The increases for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 were primarily due to an increase in sales volume of $7 million and $9 million, foreign currency translation of $4 million and $3 million, offset by a decrease of $3 million and $4 million due to product mix, respectively. Cost of sales for the three and six months ended June 30, 2011 increased by $8 million (14%) and $9 million (8%), respectively, for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010. The increases were primarily due to growth in sales volume, higher raw material costs, rising energy prices and foreign currency translation, partially offset by improved manufacturing efficiencies. Gross margin as a percent of net sales was 26% and 28% for the three months ended June 30, 2011 and 2010, respectively, and 25% and 27% for the six months ended June 30, 2011 and 2010, respectively.
Metals
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the U.S. and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn.  While the economic climate improved in the first half of fiscal 2011 relative to fiscal 2010 and fiscal 2009, we cannot predict whether, or how long, current market conditions will continue to persist.
On January 5, 2011, PSC Metals acquired substantially all the assets and certain liabilities of Cash's Scrap Metal and Iron Corp., or CSMI, for $32 million. CSMI is a scrap recycler and operates in five different locations in Missouri. On May 2, 2011, PSC Metals acquired substantially all the assets of Wedel Iron and Metal, LLC, or Wedel, for $3 million. Wedel is a scrap metals recycler operating in Crossville, Tennessee.
On July 30, 2011, PSC Metals executed an asset purchase agreement to acquire substantially all of the assets of Shapiro Brothers, Inc., or Shapiro, for a total purchase price of approximately $22 million, with closing expected to occur in the third quarter of fiscal 2011. Shapiro operates four scrap yards located in Missouri, Arkansas and Illinois. Shapiro buys, sells and processes ferrous and non-ferrous scrap, including industrial and obsolete grades of scrap. This acquisition is complimentary to PSC Metal's acquisition of CSMI in the first quarter of fiscal 2011 and strengthens PSC Metals' presence in its mid-west region of the United States.
Summarized ferrous tons and non-ferrous pounds sold for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in 000s)
Ferrous tons sold	419	362	826	689
Non-ferrous pounds sold	44,349	30,617	83,566	57,100

Net sales for the three and six months ended June 30, 2011 increased by $81 million (39%) and $186 million (49%), respectively, as compared to the three and six months ended June 30, 2010. The increases were primarily due to increases in ferrous revenues attributed to higher prices and stronger volumes driven by continued improvement in steel mill operating rates. Acquisitions made since June 2010 also contributed to shipment volume and revenue growth. Increased ferrous demand and higher market pricing resulted in ferrous average pricing of approximately $63 per gross ton higher (17%) and ferrous shipments of 57,000 gross tons higher (16%) in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Increased ferrous demand and higher market pricing resulted in ferrous average pricing of approximately $78 per gross ton higher (22%) and ferrous shipments of 137,000 gross tons higher (20%) for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Increased non-ferrous demand and higher market pricing resulted in non-ferrous average price of $0.20 per pound higher (21%) and non-ferrous shipments of 13,732,000 pounds higher (45%) for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Increased non-ferrous demand and higher market pricing resulted in non-ferrous average price of $0.22 per pound higher (23%) and non-ferrous shipments of 26,466,000 pounds higher (46%)for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Revenues from substantially all product lines increased for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 and were primarily attributable to increased volumes and higher average selling prices.

Cost of sales for the three and six months ended June 30, 2011 increased by $80 million (40%) and $176 million (48%), respectively, as compared to the three and six months ended June 30, 2010. The increases were primarily due to higher sales volume and material purchase prices as compared to the corresponding prior year period. Contributing to the higher cost of sales were newly opened and acquired recycling yards and the start-up of a new shredder in addition to increased processing volumes at existing facilities. Material prices increased due to higher market prices and continued constraints on material flows. Gross margin for the three months ended June 30, 2011 increased by $1 million (11%) compared to the three months ended June 30, 2010. Gross margin for the six months ended June 30, 2011 increased by $10 million (56%) compared to the six months ended June 30, 2010. Gross margin as a percentage of net sales was 3% for the three months ended June 30, 2011 compared to 4% for the three months ended June 30, 2010. Gross margin as a percentage of net sales was 5% for each of the six months ended June 30, 2011 and 2010.
Real Estate
Included in net sales in our consolidated statements of operations for our Real Estate segment is revenue from resort operations and the sale of residential units in our property development operations. For the three months ended June 30, 2011, net sales increased $1 million compared to the three months ended June 30, 2010 primarily due to an increase in revenues from the sale of residential units. We sold four residential units for approximately $5 million during the three months ended June 30, 2011 as compared to seven residential units for $4 million for the three months ended June 30, 2010.  Net sales remained flat for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.
Home Fashion
WPI's business is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products. Many of the larger retailers are customers of WPI.  WPI has been negatively impacted by higher raw material and transportation costs as well as by continued weakness in the housing market.  At the end of fiscal 2010, WPI announced price increases to be implemented during the first quarter of fiscal 2011 to offset the increased raw material and transportation costs. In early fiscal 2011, WPI announced additional price increases to be implemented during the second quarter of fiscal 2011.  WPI will continue to realign its manufacturing operations to optimize its cost structure, pursuing offshore sourcing arrangements that employ a combination of owned and operated facilities, joint ventures and third-party supply contracts. While current economic indicators project continued volatility with commodity and fuel costs, we cannot predict whether, or how long, current market conditions will continue to persist.
Net sales for the three and six months ended June 30, 2011 decreased by $25 million (23%) and $10 million (5%), respectively, as compared to the three and six months ended June 30, 2010. Cost of sales for the three and six months ended June 30, 2011 decreased by $20 million (21%) and $7 million (4%), respectively, as compared to the three and six months ended June 30, 2010. Gross margin for the three and six months ended June 30, 2011 decreased by $5 million (42%) and $3 million (17%), respectively, as compared to the three and six months ended June 30, 2010. Gross margin as a percent of net sales was 9% and 8% for the three and six months ended June 30, 2011, respectively, and was 11% and 9% for the three and six months ended June 30, 2010, respectively. The decrease in net sales during the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 primarily reflects the continued weak economy and housing market and the impact of exiting certain unprofitable programs, partially offset by price increases as discussed above. The decrease in cost of goods sold for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 is primarily due to lower sales volume, offset in part by higher raw material costs.
Net Gain (Loss) From Investment Activities

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Investment Management	$575	$(243)	$1,191	$(253)
Holding Company	15	(9)	25	—
Tropicana Eliminations	—	—	(9)	—
	$590	$(252)	$1,207	$(253)

Investment Management
The following table sets forth performance information for the Investment Funds for the comparative periods presented. These gross returns represent a weighted-average composite of the average gross returns, net of expenses for the Private Funds.

	Gross Return
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Investment Funds	10.2%	-3.1%	20.8%	-2.4%

The Investment Funds' aggregate gross return was 10.2% and 20.8% for the three and six months ended June 30, 2011, respectively. During the three and six months ended June 30, 2011, gains were primarily due to the Investment Funds' long exposure to the equity markets which were primarily driven by certain core holdings.
The Investment Funds' aggregate gross return was -3.1% and -2.4% for the three and six months ended June 30, 2010, respectively.  During the three and six months ended June 30, 2010, losses were primarily due to the Investments Funds' long exposure to certain core equity positions. The Investment Funds' long and short exposure to credit markets, including fixed income, bank debt and derivative instruments, produced gains for the first six months of fiscal 2010. The Investment Funds continued to be generally defensively positioned and short exposure was a positive contributor to performance in the second quarter of fiscal 2010 but contributed to losses over the first six months of fiscal 2010.
Since inception in November 2004, the Investment Funds' gross return is 129.9%, representing an annualized rate of return of 13.3% through June 30, 2011.
Net realized and unrealized gains of the Investment Funds on investment activities were $575 million and $1,191 million for the three and six months ended June 30, 2011, respectively. This compares with a net realized and unrealized loss of $243 million and $253 million for the three and six months ended June 30, 2010, respectively. The improvement over the respective periods was primarily due to the positive performance in the Investment Funds during fiscal 2011.

Interest and Dividend Income
Interest and dividend income decreased by $26 million (48%) and $59 million (48%) for the three and six months ended June 30, 2011 and 2010, respectively. The decreases over the respective periods were primarily due to decreases in interest income resulting from a reduction in fixed-income investments from our Investment Management segment.

Selling, General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Investment Management	$28	$12	$67	$34
Automotive	185	177	374	373
Gaming	65	—	138	—
Railcar	5	6	12	12
Food Packaging	11	11	22	22
Metals	7	5	13	10
Real Estate	10	11	19	22
Home Fashion	15	19	31	36
Holding Company	7	4	12	10
	$333	$245	$688	$519
Investment Management
SG&A for the three and six months ended June 30, 2011 increased by $16 million (133%) and $33 million (97%),

respectively, as compared to the three and six months ended June 30, 2010. This increase over the respective periods was primarily attributable to an increase in dividends expense due to securities sold, not yet purchased and an increase in compensation expense associated with profit-sharing that references a portfolio of securities that are funded by the Investment Funds.
Automotive
SG&A for the three and six months ended June 30, 2011 increased by $8 million (5%) and $1 million, respectively, as compared to the three and six months ended June 30, 2010. The increase for the three months ended June 30, 2011 of $8 million was due to currency movements of $9 million, partially offset by lower pension and other post-employment benefits expense of $3 million, materials and services sourcing savings of $1 million, reduced depreciation expense of $1 million and $4 million of other post-employment benefit curtailment gain as discussed below. The increase for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 of $1 million was due to lower pension and other post-employment benefits expense of $7 million, lower stock-based compensation expense of $6 million, materials and services sourcing savings of $2 million, reduced depreciation expense of $2 million and other reductions of $5 million, $4 million of other post-employment benefit curtailment gain as discussed below, partially offset by unfavorable overhead costs of $10 million and currency movements of $9 million.
Included in SG&A for each of the three and six months ended June 30, 2010 was $4 million of other post-employment benefit curtailment gain which did not recur during the three and six months ended June 30, 2011.
Federal-Mogul maintains technical centers throughout the world designed to integrate its leading technologies into advanced products and processes, to provide engineering support for all of its manufacturing sites and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development, or R&D, costs, including product and validation costs, of $43 million and $38 million for the three months ended June 30, 2011 and 2010, respectively, $87 million and $77 million for the six months ended June 30, 2011 and 2010, respectively. As a percentage of OE sales, R&D was 4% for each of the three and six months ended June 30, 2011 and 2010.
Gaming
As a result of our acquisition of additional shares of Tropicana common stock on November 15, 2010, we are required to consolidate the results of Tropicana as of such date. Tropicana recognized $65 million and $138 million of SG&A during the three and six months ended June 30, 2011 for which no such SG&A was present in the comparable prior year period. SG&A for our Gaming segment is summarized as follows:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(in millions)
Marketing, advertising and promotions	$13	$28
General and administrative	30	63
Maintenance and utilities	15	30
Depreciation and amortization	7	17
	$65	$138
Tropicana continues to monitor and reduce its SG&A expenses to maintain profitability in response to declining revenues due to the current weak economic conditions.
Railcar
SG&A for the three months ended June 30, 2011 decreased by $1 million (17%) as compared to the three months ended June 30, 2010 and was primarily due to a decrease in stock-based compensation expense. SG&A for the six months ended June 30, 2011 was flat as compared to the six months ended June 30, 2010.
Food Packaging
SG&A for the three and six months ended June 30, 2011 remained flat as compared to the three and six months ended June 30, 2010.

Metals
SG&A for the three and six months ended June 30, 2011 increased by $2 million (40%) and $3 million (30%), respectively, as compared to the three and six months ended June 30, 2010. The increase was primarily due to an increase in compensation-related costs and business development activities.
Real Estate
SG&A for the three months ended June 30, 2011 decreased by $1 million (9%) as compared to the three months ended June 30, 2010. SG&A for the six months ended June 30, 2011 decreased by $3 million (14%) as compared to the six months ended June 30, 2010. The decreases were primarily due to lower operating expenses associated with our Fontainebleau property during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.
Home Fashion
SG&A decreased by $4 million (21%) and $5 million (14%) for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to lower selling expenses and fulfillment costs related to cost-cutting initiatives and decreased sales volume.

Impairment and Restructuring

	Impairment		Restructuring
	Three Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Automotive	$3	$4	$—	$5
Home Fashion	—	1	1	2
	$3	$5	$1	$7

	Impairment		Restructuring
	Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Automotive	$3	$8	$1	$6
Home Fashion	—	1	3	5
	$3	$9	$4	$11
Automotive
Federal-Mogul recorded $3 million of impairment charges for each of the three and six months ended June 30, 2011 and $4 million and $8 million for the three and six months ended June 30, 2010, respectively.
The $3 million in impairment charges for the three and six months ended June 30, 2011 include a $2 million impairment charge related to an asset retirement obligation for a facility that is closed. As the fair value of the facility did not support the capitalization of this asset retirement obligation, it was impaired. The remaining $1 million in impairment charges recorded during the second quarter of 2011 was comprised of immaterial fixed assets impairments at several facilities.
The impairment charges of $4 million and $8 million for the three and six months ended June 30, 2010, respectively, relate to certain equipment where the assessment of future undiscounted cash flows of such equipment, when compared to the current carrying value of the equipment, indicated the assets were not recoverable. Federal-Mogul determined the fair value of the assets by applying a probability weighted, expected present value technique to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with other long-lived asset fair value measurements.
Restructuring charges for the six months ended June 30, 2011 was $1 million. Federal-Mogul did not record any net restructuring charges for the three months ended June 30, 2011. Restructuring charges for the three and six months ended June 30, 2010 were $5 million and $6 million, respectively. Restructuring charges were related to facility closure costs and employee costs.
Home Fashion
Restructuring and impairment for the three and six months ended June 30, 2011 decreased by $2 million (67%) and $3 million (50%) as compared to the three and six months ended June 30, 2010.  In recording the impairment charges related to its plants, WPI compared estimated net realizable values of property, plant and equipment to their current carrying values. Restructuring and impairment charges include severance, benefits and related costs, non-cash impairment charges related to plants that have been or will be closed and continuing costs of closed plants and transition expenses.
WPI anticipates incurring approximately $2 million of additional restructuring costs in fiscal 2011, particularly with respect to the carrying costs of closed facilities until such time as these locations are sold. Restructuring costs could be affected by, among other things, WPI's decision to accelerate or delay its restructuring efforts. As a result, actual costs incurred could vary materially from these anticipated amounts. If WPI's restructuring efforts are unsuccessful or its existing strategic manufacturing plans are amended, it may be required to record additional impairment charges related to the carrying value of long-lived assets.
Interest Expense
Interest expense for the three months ended June 30, 2011 increased by $18 million (19%) as compared to the three months ended June 30, 2010. The increase over the comparable period was primarily due to higher interest expense incurred on certain debt issued on November 12, 2010 and interest on the SPV Notes.
Interest expense for the six months ended June 30, 2011 increased by $32 million (17%) as compared to the six months ended June 30, 2010. The increase over the comparable period was primarily due to higher interest expense incurred on certain debt issued on November 12, 2010 and January 15, 2010 and interest on the SPV Notes.

Income Tax Expense
For the three months ended June 30, 2011, we recorded an income tax provision of $24 million on pre-tax income of $608 million compared to an income tax provision of $19 million on pre-tax loss of $203 million for the three months ended June 30, 2010. Our effective income tax rate was 4.0% and (9.4)% for the three months ended June 30, 2011 and 2010, respectively.
For the six months ended June 30, 2011, we recorded an income tax provision of $42 million on pre-tax income of $1,222 million compared to an income tax provision of $12 million on pre-tax loss of $260 million for the six months ended June 30, 2010. Our effective income tax rate was 3.4% and (4.6)% for the six months ended June 30, 2011 and 2010, respectively.
The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in the valuation allowance and partnership income not subject to taxation, as such taxes are the responsibility of the partners.
Federal-Mogul believes that it is reasonably possible that its unrecognized tax benefits in multiple jurisdictions, which primarily relates to transfer pricing, corporate reorganization and various other matters, may decrease by approximately $321 million within the next 12 months due to audit settlements or statute expirations, of which approximately $46 million, if recognized, could impact the effective tax rate.
In conjunction with Federal-Mogul's ongoing review of its actual results and anticipated future earnings, Federal-Mogul reassesses the possibility of releasing valuation allowances. Based upon this assessment, Federal-Mogul has concluded that there is more than a remote possibility that existing valuation allowances in certain jurisdictions of up to $250 million as of June 30, 2011 could be released within the next 12 months. If releases of such valuation allowances occur, it may have a significant impact on net income in the quarter in which it is deemed appropriate to release the reserve.

Liquidity and Capital Resources

Holding Company
As of June 30, 2011, we had cash and cash equivalents of $929 million and total debt of approximately $3.1 billion. We have made investments in Investment Funds and the total value of these investments was approximately $2.9 billion as of June 30, 2011.
As of June 30, 2011 based on covenants in the indenture governing our senior notes, we may incur approximately $1.3 billion in additional indebtedness. See Note 10, “Debt,” to our consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.
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
Distributions on Depositary Units
On March 2, 2011, the Board of Directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units. The distribution was paid on March 30, 2011 to depositary unitholders of record at the close of business on March 15, 2011. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we also made a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.
On April 29, 2011, the board of directors declared a quarterly distribution of $0.50 per depositary unit, comprised of a combination of $0.10 payable in cash and $0.40 payable in depositary units. The distribution was paid on May 31, 2011 to depositary unitholders of record at the close of business on May 16, 2011. We calculated the depositary units to be distributed based on the 20-trading-day volume weighted average price of our depositary units ending on May 3, 2011, resulting in .009985 of a unit being distributed per depositary unit.  To the extent that the aggregate units to be distributed to any holder would include a fraction of a unit, that fractional unit will be settled in cash.  As a result, we distributed 843,295 depositary units on May 31, 2011 in connection with this distribution.
On August 8, 2011, the board of directors declared a quarterly cash distribution of $0.10 per unit on our depositary units. The distribution will be paid on September 1, 2011 to depositary unitholders of record at the close of business on August 19, 2011.

Borrowings
 Debt consists of the following:

	June 30, 2011	December 31, 2010
	(in millions)
8% senior unsecured notes due 2018 - Icahn Enterprises	$1,450	$1,450
7.75% senior unsecured notes due 2016 - Icahn Enterprises	1,050	1,050
Senior unsecured variable rate convertible notes due 2013 - Icahn Enterprises	556	556
Senior notes - Investment Management	392	—
Debt facilities - Automotive	2,737	2,737
Debt facilities - Gaming	61	62
Senior unsecured notes - Railcar	275	275
Senior secured notes and revolving credit facility - Food Packaging	214	214
Mortgages payable	77	108
Other	65	57
Total debt	$6,877	$6,509

See Note 10, “Debt,” to our consolidated financial statements of this Report for additional information concerning terms, restrictions and covenants of our debt. As of June 30, 2011 we are in compliance with all debt covenants.

Contractual Commitments and Contingencies
As described elsewhere in this Report, on March 10, 2011, the SPV sold an aggregate principal amount of $595 million of SPV Notes. Pursuant to the SPV Indenture, the SPV Notes will accrue interest in arrears at LIBOR plus 0.60%. Interest on the SPV Notes will be paid the 10th of March, June, September and December of each year subject to certain terms. The initial maturity date of the SPV Notes is September 10, 2011, which date may have been extended in three-month increments provided that the SPV obtained consent from holders of the SPV Notes and, if such extensions had been granted, the maximum date through which the SPV Notes could have been extended would have been March 10, 2014, the final note maturity date. Subject to the satisfaction of certain redemption conditions as set forth in the SPV Indenture, the SPV may, in its discretion, cause a redemption of the SPV Notes. During the three months ended June 30, 2011, the Investment Funds redeemed $203 million of the SPV Notes. We determined not to extend the SPV Notes beyond the initial maturity date of September 10, 2011, and accordingly, outstanding principal amounts, including related accrued interest, in respect of the SPV Notes will be redeemed in full by September 10, 2011.
Except for the SPV Notes, there were no other material changes in our contractual obligations or any other liabilities reflected on our consolidated balance sheet during the six months ended June 30, 2011 as compared to those reported in our 2010 Form-10K.

Off-Balance Sheet Arrangements
We have off-balance sheet risk related to investment activities associated with certain financial instruments, including futures, options, credit default swaps and securities sold, not yet purchased. For additional information regarding these arrangements, refer to Note 6, “Financial Instruments,” to the consolidated financial statements contained in this Report.

Consolidated Cash Flows
The following table summarizes cash flow information for the three months ended June 30, 2011 and cash and cash equivalents as of June 30, 2011 for each of our operating segments and our Holding Company:

	Six Months Ended June 30, 2011			June 30, 2011
	Cash (Used In) Provided By
	Operating Activities	Investing Activities	Financing Activities	Cash and Cash Equivalents
	(in millions)
Investment Management	$1,421	$—	$(1,431)	$8
Automotive	90	(177)	(1)	1,042
Gaming	6	(9)	(1)	152
Railcar	(15)	(4)	1	301
Food Packaging	5	(14)	(1)	78
Metals	(28)	(42)	—	20
Real Estate	25	—	(33)	45
Home Fashion	—	—	—	32
Holding Company	(124)	—	(51)	929
	$1,380	$(246)	$(1,517)	$2,607

Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2011 was primarily attributable to our Investment Management segment which had net cash provided from investing transactions of approximately $3.1 billion offset by a change in cash held at consolidated affiliated partnerships and restricted cash of approximately $1.7 billion. Our Automotive segment had net cash provided by operating activities of $90 million which included $234 million of net income before charges for non-cash items, offset in part by changes in operating assets and liabilities of $144 million.
Our Holding Company had net cash used in operating activities of $124 million primarily due to payment of interest expense during the six months ended June 30, 2011.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2011 was primarily attributable to capital expenditures of $218 million, which includes $177 million attributable to our Automotive segment. Additionally, our Metals segment had acquisitions of $35 million, net of cash acquired, during the six months ended June 30, 2011.

Financing Activities
Net cash used in financing activities during the six months ended June 30, 2011 was primarily attributable to our Investment Management segment which had net distributions to non-controlling interests of approximately $1.8 billion offset in part by net proceeds from its SPV Notes of $392 million. Our remaining segments had net repayments of debt of $41 million. Additionally, we paid an aggregate of $31 million in distributions during the six months ended June 30, 2011 to holders of our depositary units.

Discussion of Segment Liquidity and Capital Resources
The following contains certain information regarding our segment liquidity and capital resources:
Investment Management
The investment strategy utilized by the Investment Management segment is generally not heavily reliant on leverage. As of June 30, 2011, the ratio of the notional exposure of the Investment Funds' invested capital to net asset value of the Investment Funds was approximately 1.35 to 1.00 on the long side and 0.56 to 1.00 on the short side. The notional principal amount of an investment instrument is the reference amount that is used to calculate profit or loss on that instrument. The Private Funds historically have had access to significant amounts of cash from prime brokers, subject to customary terms and market conditions.
As more fully disclosed in a letter to investors in the Private Funds filed with the SEC on Form 8-K on March 7, 2011, the Private Funds returned all fee-paying capital to its investors during fiscal 2011. Payments were funded through cash on hand and borrowings under existing credit lines.
Automotive
As of June 30, 2011 and December 31, 2010, the borrowing availability under the revolving credit facility was $540 million and $528 million, respectively. Federal-Mogul had $41 million and $43 million of letters of credit outstanding as of June 30, 2011 and December 31, 2010, pertaining to the term loan credit facility.
Federal-Mogul maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey and the United States. Federal-Mogul's direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $243 million and $210 million at June 30, 2011 and December 31, 2010, respectively. Dividends received from non-consolidated affiliates by Federal-Mogul during the six months ended June 30, 2011 and 2010 were less than $1 million and $24 million, respectively.
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
Federal-Mogul holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, Federal-Mogul's partner holds an option to put its shares to a subsidiary of Federal-Mogul at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of June 30, 2011, the total amount of the contingent guarantee, were all triggering events to occur, approximated $65 million. Federal-Mogul believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees' interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Japan, Spain and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $336 million and $211 million as of June 30, 2011 and December 31, 2010, respectively. Of those gross amounts, $334 million and $210 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Debt.” Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. Thus, as of each of June 30, 2011 and December 31, 2010, Federal-Mogul had outstanding transferred receivables for which cash of $1 million had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were $923 million and $629 million for the six months ended June 30, 2011 and 2010, respectively.
For the six months ended June 30, 2011 and 2010, expenses associated with transfers of receivables of $5 million and $2 million, respectively, were recorded in the consolidated statements of operations within other income (loss), net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities. Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposures to Federal-Mogul associated with certain of these facilities' terms were $34 million and $32 million as of June 30, 2011 and December 31, 2010, respectively. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of June 30, 2011 and December 31, 2010, Federal-Mogul estimated the loss to be immaterial.
Home Fashion

On June 15, 2011, WPI through WestPoint Home, Inc., or WPH, executed an amended and restated senior secured revolving credit facility, or WPI Revolving Credit Facility, with Bank of America, NA. This new one-year senior credit facility is for $50 million with a maximum borrowing availability of $45 million, subject to monthly borrowing base calculations. See Note 10, “Debt-Home Fashion,” in our consolidated financial statements for further discussion regarding this new senior credit facility.

At June 30, 2011, WPI had $32 million of unrestricted cash and cash equivalents. There were no borrowings under the WPH Revolving Credit Facility agreement as of June 30, 2011, but there were outstanding letters of credit of $9 million. Based upon the eligibility and reserve calculations within the agreement, WPH had unused borrowing availability of $36 million at June 30, 2011.

Through a combination of its existing cash on hand and its borrowing availability under the WPI Revolving Credit Facility (together, an aggregate of $68 million), WPI believes that it has adequate capital resources and liquidity to meet its anticipated requirements to continue its operational restructuring initiatives and for working capital and capital spending for the foreseeable future. In its analysis with respect to the sufficiency of adequate capital resources and liquidity, WPI has considered that its retail customers may continue to face either negative or flat comparable store sales for home textile products during fiscal 2011. However, depending upon the levels of additional acquisitions and joint venture investment activity, if any, additional financing, if needed, may not be available to WPI or, if available, may not be on terms favorable to WPI.

Critical Accounting Policies and Estimates
Except for the changes discussed below, there have been no other material changes to our critical accounting policies and estimates during the six months ended June 30, 2011 compared to those reported in our 2010 Form 10-K.
As a result of returning fee-paying capital to its investors on March 31, 2011 as discussed elsewhere in this Report, each of the Private Funds no longer meets the criteria of an investment company as set forth in FASB ASC Section 946-10-15-2, Financial Services-Investment Companies-Scope and Scope Exceptions and, therefore, the application of FASB ASC Section 946-810-45, Financial Services-Investment Companies-Consolidation-Other Presentation Matters, is no longer applicable effective March 31, 2011. This change has no material effect on our consolidated financial statements as the Private Funds would account for its investments as trading securities pursuant to FASB ASC Topic 320, Investments-Debt and Equity Securities effective March 31, 2011. For those investments that fall outside the scope of FASB ASC Topic 320 or would otherwise have required the Private Funds account for under the equity method, the Private Funds apply the fair value option to such investments. See Note 4, "Investments and Related Matters-Investment Management," to the consolidated financial statements for further discussion regarding this reconsideration event and its consolidation impact.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our significant market risks are primarily associated with interest rates and security prices. Reference is made to Part II, Item 7A of our 2010 Form 10-K for disclosures relating to interest rates and our equity prices. Except for the items discussed below, there have been no other material changes to our market risk during the six months ended June 30, 2011.
Investment Management
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of June 30, 2011, we estimate that, in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased, and derivatives would decrease by $731 million, $333 million and $13 million, respectively. However, as of June 30, 2011 we estimate that the impact to our share of the net gain or loss from investment activities reported in our consolidated statement of operations would be significantly less than the change in fair value since we have an investment of approximately 48.3% in the Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 51.7% of the change in fair value.

Automotive
The translated values of revenue and expense from the Federal-Mogul's international operations are subject to fluctuations due to changes in currency exchange rates. During the six months ended June 30, 2011, Federal-Mogul derived 36% of its sales in the United States and 64% internationally. Of these international sales, 38% are denominated in the euro, with no other single currency representing more than 5%. To minimize foreign currency risk, Federal-Mogul generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, Federal-Mogul manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. We estimate that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the six months ended June 30, 2011 would have decreased net income attributable to Icahn Enterprises for our Automotive segment by approximately $14 million.
Federal-Mogul operates one manufacturing facility and one technical center in Japan. Federal-Mogul did not experience any loss of property or other assets nor were any of its employees injured as a result of the natural disasters in Japan during the six months ended June 30, 2011. Federal-Mogul does not anticipate any significant impacts to its consolidated financial position, results of operations or cash flows, either directly or indirectly, as a result of this crisis, and will continue to carefully monitor the situation over the coming months.

Item 4. Controls and Procedures.
As of June 30, 2011, our management, including our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and our subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the first six months of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
Icahn Enterprises and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business.  For further information regarding our legal proceedings, see our Legal Proceedings set forth in Part I, Item 3 of our 2010 Form 10-K and Note 18, “Commitments and Contingencies,” to our consolidated financial statements included in Part I of this Report. Other than the legal proceedings described below, the legal proceedings as disclosed in our 2010 Form 10-K did not materially change during the period covered by this Report.
Metals
The Environmental Protection Agency, or EPA, has alleged that PSC Metals' scrap processing facility located in Cleveland, Ohio has violated the requirements of Section 608 of the Clean Air Act, 42 USC Section 761, which requires scrap processors to either recover refrigerants from appliances in accordance with the procedures described in the applicable federal regulations or verify through certifications that refrigerants have previously been evacuated. PSC Metals is in the process of negotiating a consent decree with the EPA that would resolve all claims against it. The consent decree would require PSC Metals to pay a civil penalty of $199,000 and would include injunctive relief that would require it to offer refrigerant extraction services at 11 of its scrap processing facilities for the next four years.  PSC Metals anticipates the settlement to be final sometime in October 2011. PSC Metals estimates that the cost associated with the required injunctive relief will range from $0.8 million to $1.7 million, exclusive of the civil penalty referenced above.
Home Fashion
We were defendants in two lawsuits, one in the federal courts in New York and one in the Delaware state courts, challenging, among other matters, the status of our ownership interests in the common and preferred stock of WPI. We (through Aretex LLC) had acquired ownership of a majority of the WPI common stock through a July 2005 Sale Order entered by the United States Bankruptcy Court for the Southern District of New York. Under that Sale Order, WPI acquired substantially all of the assets of WestPoint Stevens, Inc. The losing bidders at the Bankruptcy Court auction that led to the Sale Order challenged the Sale Order. In November 2005, the United States District Court for the Southern District of New York modified portions of the Sale Order in a manner that could have reduced our ownership of WPI stock below 50%. In its March 26, 2010 decision, the United States Court of Appeals for the Second Circuit held that we are entitled to own a majority of WPI's common stock, and thus have control of WPI. The Second Circuit ordered the Bankruptcy Court's Sale Order reinstated, to ensure that our percentage ownership of the common stock will be at least 50.5%. The Second Circuit ordered the District Court to remand the matter back to the Bankruptcy Court for further proceedings consistent with its ruling. On remand, the Bankruptcy Court entered an Order on December 6, 2010 implementing the Second Circuit's decision. As a result, after exercise of all subscription rights issued pursuant to the asset purchase agreement and the completion of the subscription rights offering, we (including our affiliates) will beneficially own between 15,150,001 and 23,698,806 shares of WPI common stock, which we expect will represent between 50.5% and 79% of WPI's outstanding common stock, depending upon the extent to which the other holders of subscription rights exercise their subscription rights. The WestPoint Stevens, Inc. bankruptcy case remains open and the Bankruptcy Court retains jurisdiction over the parties.
There was also a proceeding in Delaware Chancery Court, brought by the same “losing bidders” who are parties to the case decided by the Second Circuit. After the ruling by the Second Circuit, the plaintiffs filed a modified third amended complaint in the Delaware case. In that complaint, the plaintiffs pled claims for breach of fiduciary duty (and aiding and abetting such alleged breach) against us, and against Icahn Enterprises Holdings, Carl C. Icahn and others, based on WPI's not having proceeded with a registration statement. Plaintiffs also asserted a contractual claim against WPI relating to the registration statement alleging that, because WPI did not proceed with the registration statement, plaintiffs were unable to sell their securities in WPI, and sought to recover the diminution in the value of those securities. Plaintiffs also asserted a claim for unjust enrichment against all defendants, including us, WPI, Icahn Enterprises Holdings, Carl C. Icahn and others, based on claims that defendants were beneficiaries of a stay order allegedly improperly entered by the Bankruptcy Court. On November 3, 2010, the Chancery Court dismissed the modified third amended complaint in its entirety. Plaintiffs appealed to the Delaware Supreme Court. On August 3, 2011, the Delaware Supreme Court affirmed the judgment of the Chancery Court dismissing the modified third amended complaint, and thus dismissing the case, in its entirety.

Item 1A. Risk Factors.
The risk factors in our 2010 Form 10-K did not materially change during the period covered by this Report other than those noted below for our Home Fashion segment:
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
Exhibit 10.1
Loan and Security Agreement, dated as of June 15, 2011, among WestPoint Home, Inc., as the Borrower, the Lenders from time to time party thereto, and Bank of America, N.A., as the Administrative Agent.

Exhibit 10.2
Agreement dated as of March 31, 2011 among Icahn Enterprises L.P., Icahn Enterprises Holdings LP and Icahn Enterprises G.P. Inc., Icahn Onshore LP, Icahn Offshore LP and Icahn Capital LP, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Carl C. Icahn, Brett Icahn, Samuel Merksamer, David Schechter, Vincent Intrieri and David Yim.

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
Exhibit 101(1)
The following financial information from Icahn Enterprises' Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for each of the three and six months ended June 30, 2011 and 2010, (iii) the Consolidated Statement of Changes in Equity and Comprehensive Income for the six months ended June 30, 2011, (iv) the Consolidated Statements of Cash Flows for each of the six months ended June 30, 2011 and 2010, and (v) the Notes to the Consolidated Financial Statements.

(1)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ICAHN ENTERPRISES, L.P.
(Registrant)
By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/ Dominick Ragone
Dominick Ragone
Chief Financial Officer

Date:   August 9, 2011