Form 10-Q
period 2011-09-30
ICAHN ENTERPRISES L.P.
filed 2011-11-02
CIK 813762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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
Yes ☐ No ☒
As of November 1, 2011, there were 85,571,714 depositary units outstanding.

ICAHN ENTERPRISES L.P.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

  CONSOLIDATED BALANCE SHEETS
 (In millions, except unit amounts)

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Cash and cash equivalents	$2,171	$2,963
Cash held at consolidated affiliated partnerships and restricted cash	2,734	2,174
Investments	8,311	7,470
Accounts receivable, net	1,446	1,285
Due from brokers	89	50
Inventories, net	1,402	1,163
Property, plant and equipment, net	3,535	3,455
Goodwill	1,141	1,129
Intangible assets, net	956	999
Other assets	693	650
Total Assets	$22,478	$21,338
LIABILITIES AND EQUITY
Accounts payable	$942	$844
Accrued expenses and other liabilities	1,921	2,277
Securities sold, not yet purchased, at fair value	2,142	1,219
Due to brokers	2,351	1,323
Post-employment benefit liability	1,231	1,272
Debt	6,489	6,509
Total liabilities	15,076	13,444

Commitments and contingencies (Note 18)

Equity:
Limited partners: Depositary units: 92,400,000 authorized; issued 86,708,914 at September 30, 2011 and 85,865,619 at December 31, 2010; outstanding 85,571,714 at September 30, 2011 (including 843,295 units issued as a unit distribution on May 31, 2011) and 84,728,419 at December 31, 2010	3,916	3,477
General partner	(273)	(282)
Treasury units at cost: 1,137,200 depositary units	(12)	(12)
Equity attributable to Icahn Enterprises	3,631	3,183
Equity attributable to non-controlling interests	3,771	4,711
Total equity	7,402	7,894
Total Liabilities and Equity	$22,478	$21,338

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS
 (In millions, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)
Revenues:
Net sales	$2,280	$1,956	$6,888	$5,860
Other revenues from operations	215	38	591	113
Net (loss) gain from investment activities	(49)	793	1,158	540
Interest and dividend income	22	32	83	152
Other income (loss), net	2	6	15	(34)
	2,470	2,825	8,735	6,631
Expenses:
Cost of goods sold	1,977	1,690	5,911	4,988
Other expenses from operations	106	27	309	78
Selling, general and administrative	316	234	993	741
Restructuring	5	2	9	13
Impairment	—	4	3	13
Interest expense	105	96	327	286
	2,509	2,053	7,552	6,119
(Loss) income before income tax expense	(39)	772	1,183	512
Income tax expense	(13)	(7)	(55)	(19)
Net (loss) income	(52)	765	1,128	493
Less: net loss (income) attributable to non-controlling interests	13	(467)	(638)	(376)
Net (loss) income attributable to Icahn Enterprises	$(39)	$298	$490	$117

Net (loss) income attributable to Icahn Enterprises allocable to:
Limited partners	$(38)	$292	$480	$115
General partner	(1)	6	10	2
	$(39)	$298	$490	$117

Basic (loss) income per LP unit	$(0.44)	$3.44	$5.58	$1.37
Basic weighted average LP units outstanding	86	85	86	84

Diluted (loss) income per LP unit	$(0.44)	$3.31	$5.46	$1.37
Diluted weighted average LP units outstanding	86	90	91	84

Cash distributions declared per LP unit	$0.10	$0.25	$0.45	$0.75

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF CHANGES
 IN EQUITY AND COMPREHENSIVE INCOME
(In millions, except units)

	Equity Attributable to Icahn Enterprises
			Held in Treasury
	General Partner's Equity (Deficit)	Limited Partners' Equity	Amount	Units	Total Partners' Equity	Non-controlling Interests	Total Equity
	(Unaudited)
Balance, December 31, 2010	$(282)	$3,477	$(12)	1,137,200	$3,183	$4,711	$7,894
Comprehensive income:
Net income	10	480	—	—	490	638	1,128
Post-employment benefits, net of tax	—	3	—	—	3	1	4
Hedge instruments, net of tax	—	(13)	—	—	(13)	(4)	(17)
Translation adjustments and other, net of tax	(1)	(46)	—	—	(47)	(18)	(65)
Comprehensive income	9	424	—	—	433	617	1,050
Partnership distributions	(1)	(38)	—	—	(39)	—	(39)
Investment Management distributions	—	—	—	—	—	(1,818)	(1,818)
Investment Management contributions	—	—	—	—	—	250	250
Changes in subsidiary equity	1	53	—	—	54	11	65
Balance, September 30, 2011	$(273)	$3,916	$(12)	1,137,200	$3,631	$3,771	$7,402

Accumulated other comprehensive loss was $675 million and $597 million at September 30, 2011 and December 31, 2010, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$1,128	$493
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gain from investment activities	(1,158)	(540)
Purchases of securities	(4,183)	(3,768)
Proceeds from sales of securities	4,150	3,057
Purchases to cover securities sold, not yet purchased	(3,895)	(2,918)
Proceeds from securities sold, not yet purchased	5,263	1,556
Net premiums (paid) received on derivative contracts	(20)	19
Changes in receivables and payables relating to securities transactions	1,149	429
Depreciation and amortization	333	338
Other, net	9	(71)
Changes in cash held at consolidated affiliated partnerships and restricted cash	(560)	1,393
Changes in other operating assets and liabilities	(356)	(148)
Net cash provided by (used in) operating activities	1,860	(160)
Cash flows from investing activities:
Capital expenditures	(359)	(309)
Purchase of investments in precious metals	(150)	—
Acquisitions of businesses, net of cash acquired	(126)	(39)
Other, net	5	(4)
Net cash used in investing activities	(630)	(352)
Cash flows from financing activities:
Investment Management equity:
Capital distributions to non-controlling interests	(2,164)	(555)
Capital contributions by non-controlling interests	250	419
Partnership contributions	—	6
Partnership distributions	(39)	(63)
Distribution to non-controlling interests in subsidiary	(20)	—
Proceeds from issuance of senior unsecured notes	—	1,987
Proceeds from other borrowings	612	107
Repayments of borrowings	(653)	(1,373)
Other, net	—	(11)
Net cash (used in) provided by financing activities	(2,014)	517
Effect of exchange rate changes on cash and cash equivalents	(10)	—
Net (decrease) increase in cash and cash equivalents	(794)	5
Net change in cash of assets held for sale	2	—
Cash and cash equivalents, beginning of period	2,963	2,256
Cash and cash equivalents, end of period	$2,171	$2,261
Supplemental information:
Cash payments for interest, net of amounts capitalized	$368	$237
Net cash payments for income taxes	$53	$10
Net unrealized gains on available-for-sale securities	$2	$1
Redemptions payable to non-controlling interests	$—	$75
LP unit issuance to purchase majority interests in ARI and Viskase	$—	$310
LP unit issuance to settle preferred LP unit redemptions	$—	$138
See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

1.	Description of Business and Basis of Presentation.
General
Icahn Enterprises L.P. (“Icahn Enterprises” or the “Company”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), our sole general partner, which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of September 30, 2011, affiliates of Mr. Icahn owned 79,238,262 of our depositary units which represented approximately 92.6% of our outstanding depositary units.
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
SEPTEMBER 30, 2011

investments.
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of September 30, 2011 was approximately $6.5 billion and $6.3 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2010 was approximately $6.5 billion and $6.1 billion, respectively.
Restricted Cash
Our restricted cash balance was approximately $2.4 billion and $1.6 billion as of September 30, 2011 and December 31, 2010, respectively.

Summary of Significant Accounting Policies
Other than the accounting policies discussed below, there have been no material changes to our significant accounting policies or estimates that were included in our Annual Report on Form 10-K for fiscal 2010.
Revenue Recognition-Railcar
Revenues from railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and title transfer, which is when the risk for any damage or loss with respect to the railcars passes to the customer. Paint and lining work may be outsourced and, as a result, the sale for the railcar may be recorded after customer acceptance when it leaves the manufacturing plant and the sale for the lining work may be separately recorded following completion of that work by the independent contractor, customer acceptance and final shipment. Revenues from railcar leasing are recognized on a straight-line basis over the life of the lease. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with ARI's contractual terms. Revenue for railcar maintenance services is recognized upon completion and shipment of railcars from ARI's plants. ARI does not currently bundle railcar service contracts with new railcar sales. Revenue for fleet management services is recognized as performed.
Revenues related to consulting type contracts are accounted for under the percentage-of-completion method. Profits expected to be realized on these contracts are based on the total contract revenues and costs based on the estimate of the percentage of project completion. Revenues recognized in excess of amounts billed are recorded to unbilled revenues and included in other assets on the consolidated balance sheets. Billings in excess of revenues recognized on in-progress contracts are recorded to unbilled costs and included in accrued expenses and other liabilities on the consolidated balance sheets. These estimates are reviewed and revised periodically throughout the term of the contracts and any adjustments are recorded on a cumulative basis in the period the revisions are made.
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
Recently Issued Accounting Standards
In May 2011, the FASB issued Accounting Standard Update ("ASU") No. 2011-04, which amends ASC Topic 820, Fair Value Measurements and Disclosures. This ASU clarifies among other things, the intent about the application of existing fair

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

value requirements, including those related to highest and best use concepts, and also expands the disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. This ASU clarifies that a reporting entity should disclose quantitative information about significant unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. Additionally, this ASU expands the disclosures for fair value measurements categorized within Level 3 where a reporting entity will be required to include a description of the valuation processes used and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any.  Additional disclosure will also be required for any transfers between Level 1 and Level 2 of the fair value hierarchy of fair value measurements on a gross basis as well as additional disclosure of the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value. For many of the requirements, the FASB does not intend for this ASU to result in a change in the application of the requirements in ASC Topic 820.  The guidance in this ASU is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011.  Early adoption is not permitted. The adoption of this ASU will not have a material impact on our financial condition, results of operations or cash flows.
In June 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, Comprehensive Income. The guidance in this ASU is intended to increase the prominence of items reported in other comprehensive income in the financial statements by presenting the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The guidance in this ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Upon adoption, this update is to be applied retrospectively and is effective during interim and annual periods beginning after December 15, 2011.  Early adoption is permitted. The adoption of this ASU will not have a material impact on our financial condition, results of operations or cash flows.
In September 2011, the FASB issued ASU No. 2011-08, which amends ASC Topic 350, Intangibles-Goodwill and Other. The guidance in this ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this ASU will not have a material impact on our financial condition, results of operations or cash flows.
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
SEPTEMBER 30, 2011

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
As a result of returning fee-paying capital to its investors on March 31, 2011, each of the Private Funds no longer meets the criteria of an investment company as set forth in FASB ASC Paragraph 946-10-15-2, Financial Services-Investment Companies, and, therefore, the application of FASB ASC Section 946-810-45, Financial Services-Investment Companies-Consolidation, is no longer applicable effective March 31, 2011. This change has no material effect on our consolidated financial statements as the Private Funds would account for its investments as trading securities pursuant to FASB ASC Topic 320, Investments-Debt and Equity Securities, effective March 31, 2011. For those investments that fall outside the scope of FASB ASC Topic 320, or for those investments in which the Private Funds would otherwise have been required to account for under the equity method, the Private Funds apply the fair value option to such investments. See Note 4, "Investments and Related Matters-Investment Management," for further discussion regarding this reconsideration event and its consolidation impact.
As a result of the return of fee-paying capital as described above, a special profits interest allocation of $9 million was allocated to the General Partners at March 31, 2011. No further special profits interest allocation accrued in periods subsequent to March 31, 2011. A special profits interest allocation accrual of $34 million was made for the three and nine months ended September 30, 2010.
As a result of the return of fee-paying capital as described above, an incentive allocation of $7 million was allocated to the General Partners at March 31, 2011. No further incentive allocation will accrue in periods subsequent to March 31, 2011. Incentive allocations for each of the three and nine months ended September 30, 2010 were $3 million.
The fair value of our interest in the Investment Funds was approximately $2.8 billion and $2.6 billion as of September 30, 2011 and December 31, 2010, respectively.
Automotive
We conduct our Automotive segment through our majority ownership in Federal-Mogul.  Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reduction, alternative energies, environment and safety systems. Federal-Mogul serves the world's foremost original equipment manufacturers (“OEM”) of automotive, light commercial, heavy-duty, industrial, agricultural, aerospace, marine, rail and off-road vehicles, as well as the worldwide aftermarket.   As of September 30, 2011, Federal-Mogul is organized into four product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

During the third quarter of fiscal 2011, we acquired additional shares of Federal-Mogul common stock.  As of September 30, 2011, we owned approximately 76.8% of the total outstanding common stock of Federal-Mogul.
Accounts Receivable, net
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Japan, Spain and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $263 million and $211 million as of September 30, 2011 and December 31, 2010, respectively. Of those gross amounts, $262 million and $210 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. Thus, as of each of September 30, 2011 and December 31, 2010, Federal-Mogul had outstanding transferred receivables for which cash of $1 million had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were $1,335 million and $894 million for the nine months ended September 30, 2011 and 2010, respectively.
For the nine months ended September 30, 2011 and 2010, expenses associated with transfers of receivables of $7 million and $5 million, respectively, were recorded in the consolidated statements of operations within other income (loss), net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities. Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposures to Federal-Mogul associated with certain of these facilities' terms were $26 million and $32 million as of September 30, 2011 and December 31, 2010, respectively. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of September 30, 2011 and December 31, 2010, Federal-Mogul estimated the loss to be immaterial.
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
An unprecedented downturn in the global automotive industry and global financial markets led Federal-Mogul to announce, in September and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. Federal-Mogul did not record any net restructuring charges related to Restructuring 2009 for the nine months ended September 30, 2011. Federal-Mogul does not expect to incur additional restructuring charges through the fiscal year ending December 31, 2011 ("fiscal 2011"). Total cumulative restructuring charges related to Restructuring 2009 through September 30, 2011 were $157 million, of which $148 million were employee costs and $9 million were facility closure costs.
As of December 31, 2010, the accrued liability balance relating to all restructuring programs was $24 million. For the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

three and nine months ended September 30, 2011, Federal-Mogul incurred $3 million and $4 million of net restructuring charges, respectively. For the three and nine months ended September 30, 2010, Federal-Mogul incurred $1 million and $7 million of net restructuring charges, respectively. During the nine months ended September 30, 2011, Federal-Mogul paid $19 million of restructuring charges. As of September 30, 2011, the accrued liability balance was $9 million, and is included in accrued expenses and other liabilities in our consolidated balance sheets.
Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded liabilities of $4 million were reversed for the nine months ended September 30, 2011. Such reversals result from: changes in estimated amounts to accomplish previously planned activities; changes in expected (based on historical practice) outcome of negotiations with labor unions, which reduced the level of originally committed actions; newly implemented government employment programs, which lowered the expected cost; and changes in approach to accomplish restructuring activities.
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
The remaining Venezuelan cash balance of $12 million as of September 30, 2011 is expected to be used to pay intercompany balances for the purchase of product and to pay dividends, subject to local government restrictions.
Impairment
Federal-Mogul recorded $3 million of impairment charges for the nine months ended September 30, 2011. There were no impairment charges for the three months ended September 30, 2011. This compares with a reversal of $1 million and impairment charge of $7 million for the three and nine months ended September 30, 2010, respectively.
The $3 million in impairment charges for the nine months ended September 30, 2011 includes a $2 million impairment charge related to an asset retirement obligation for a facility that is closed. As the fair value of the facility did not support the capitalization of this asset retirement obligation, it was impaired. The remaining $1 million in impairment charges recorded during the nine months ended September 30, 2011 was made up of immaterial fixed asset impairments at several facilities.
The reversal of $1 million and impairment charge of $7 million for the three and nine months ended September 30, 2010, respectively, relate to certain equipment where the assessment of future undiscounted cash flows of such equipment, when compared to the current carrying value of the equipment, indicated the assets were not recoverable. Federal-Mogul determined the fair value of the assets by applying a probability weighted, expected present value technique to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with other long-lived asset fair value measurements.
Gaming
We conduct our Gaming segment through our majority ownership in Tropicana. Tropicana currently owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The eight casino facilities it operates feature approximately 411,000 square feet of gaming space with 7,448 slot machines, 223 table games and 6,048 hotel rooms with three casino facilities located in Nevada, two in Mississippi and one in each of Indiana, Louisiana and New Jersey. In addition, in August 2010 Tropicana acquired a resort under development in Aruba.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

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
On November 15, 2010, the Investment Funds acquired 668,000 additional shares of Tropicana common stock. As a result of this purchase, the Investment Funds held, in the aggregate, 13,538,446 shares of Tropicana common stock, representing approximately 51.5% of the outstanding shares of Tropicana common stock. The additional purchase of shares of Tropicana common stock gave us a controlling interest and required us to consolidate Tropicana's financial results effective November 15, 2010, which now comprises our Gaming segment. On April 29, 2011, the Investment Funds made a distribution-in-kind of 13,538,446 shares of Tropicana common stock with a value of $216 million to us in redemption of $216 million of our limited and general partner interests in the Investment Funds. The distribution transferred the ownership of the Tropicana common stock held by the Investment Funds directly to us. As a result of this transaction, we directly own 51.5% of Tropicana's outstanding common stock. This distribution increased equity attributable to Icahn Enterprises by $27 million and decreased equity attributable to non-controlling interests by $27 million, representing the basis difference between the redemption value determined as of April 29, 2011 and the application to the controlling interest in Tropicana of purchase accounting pursuant to ASC Topic 805, Business Combinations, on November 15, 2010.
During the third quarter of fiscal 2011, we acquired additional shares of Tropicana common stock.  As of September 30, 2011, we owned approximately 61.7% of the total outstanding common stock of Tropicana.
In connection with Tropicana's completion of the Restructuring Transactions, Tropicana entered into a credit agreement, dated as of December 29, 2009 (the ''Exit Facility''). Each of the Investment Funds was a lender under the Exit Facility and, in the aggregate, collectively held over 50% of the loans thereunder. On June 30, 2011, the Investment Funds made a distribution-in-kind of the loans under the Exit Facility with a value of $71 million to us in redemption of $71 million of our general partner interests in the Investment Funds. The distribution transferred the ownership of the loans under the Exit Facility held by the Investment Funds directly to us. As a result of this transaction, we directly own over 50% of the loans under the Exit Facility.
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
During the third quarter of fiscal 2011, we acquired additional shares of ARI common stock.  As of September 30, 2011, we owned approximately 55.3% of the total outstanding common stock of ARI.
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
SEPTEMBER 30, 2011

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
PSC Metals has made several acquisitions during fiscal 2011. See Note 8, "Goodwill and Intangible Assets, Net-Metals," and Note 19, "Subsequent Events," for further discussion regarding these acquisitions.
Real Estate
Our Real Estate segment consists of rental real estate, property development and resort activities.
As of September 30, 2011 and December 31, 2010, we owned 30 rental real estate properties. Our property development operations are run primarily through Bayswater Development LLC, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of approximately 326 and 870 units of residential housing, respectively. Both developments operate golf and resort operations as well.
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
As of September 30, 2011 and December 31, 2010, $78 million and $106 million, respectively, of the net investment in financing leases, net real estate leased to others and resort properties, which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.
Home Fashion
We conduct our Home Fashion segment through our majority ownership in WestPoint International, LLC (f/k/a WestPoint International, Inc., as described below) (“WPI”), a manufacturer and distributor of home fashion consumer products. WPI is engaged in the business of manufacturing, sourcing, designing, marketing, distributing and selling home fashion consumer products. WPI markets a broad range of manufactured and sourced bed, bath, basic bedding and kitchen textile products, including, sheets, pillowcases, comforters, flocked blankets, woven blankets and throws, heated blankets, quilts, bedspreads, duvet covers, bed skirts, bed pillows, feather beds, mattress pads, drapes, bath and beach towels, bath rugs, kitchen towels and kitchen accessories. WPI recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. In addition, WPI receives a small portion of its revenues through the licensing of its trademarks.
Effective October 1, 2011, West Point International, Inc. converted to a Delaware limited liability company through a merger with its wholly owned subsidiary formed for such purpose, with such subsidiary surviving the merger being named WestPoint International, LLC.
During the third quarter of fiscal 2011, we acquired additional shares of WPI common stock. As of September 30, 2011, we owned approximately 96.5% of the total outstanding common shares of WPI.
WPI has transitioned the majority of its manufacturing to low-cost countries and continues to maintain its corporate offices and certain distribution operations in the United States.
A relatively small number of customers have historically accounted for a significant portion of WPI's net sales. WPI had seven customers who accounted for approximately 63% and six customers who accounted for approximately 62% of WPI's net sales for the nine months ended September 30, 2011 and 2010, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

Restructuring
To improve WPI's competitive position, WPI's management intends to continue its restructuring efforts. On January 31, 2011, WPI announced the closure of its Greenville, Alabama manufacturing and distribution facility. The vast majority of the products manufactured or fabricated are sourced from plants located outside of the United States.
WPI incurred restructuring costs of $2 million and $5 million for the three and nine months ended September 30, 2011, respectively, compared to $1 million and $6 million in restructuring costs for the three and nine months ended September 30, 2010, respectively. Included in restructuring expenses are cash charges associated with the ongoing costs of closed plants, transition expenses and employee severance, benefits and related costs. During the nine months ended September 30, 2011, WPI paid $5 million in restructuring costs. As of September 30, 2011, the accrued liability balance was less than $1 million, which is included in accrued expenses and other liabilities in our consolidated balance sheet.
Total cumulative restructuring charges from August 8, 2005 (acquisition date) through September 30, 2011 are $90 million.
WPI anticipates incurring approximately $1 million of additional restructuring costs for the remainder of fiscal 2011, particularly with respect to the carrying costs of closed facilities until such time as these locations are sold. Restructuring costs could be affected by, among other things, WPI's decision to accelerate or delay its restructuring efforts. As a result, actual costs incurred could vary materially from these anticipated amounts.

Impairment
WPI incurred non-cash impairment charges of $5 million and $6 million for the three and nine months ended September 30, 2010, respectively, due to impairment charges related to certain plants that have been closed or will be closed. WPI did not incur any impairment charges for the three and nine months ended September 30, 2011. In recording impairment charges related to its plants, WPI compares estimated net realizable values of property, plant and equipment to their current carrying values.

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
Effective January 1, 2008, Icahn Capital LP (“Icahn Capital”) paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Mr. Icahn (collectively, “Icahn Affiliates”), including administrative and investment services.  Prior to January 1, 2008, Icahn & Co. LLC paid for such services.  Under a separate expense-sharing agreement, Icahn Capital charged Icahn Affiliates $0.4 million and $0.8 million for the three and nine months ended September 30, 2011, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2010. As of September 30, 2011 and December 31, 2010, accrued expenses and other liabilities in our consolidated balance sheets included $1 million and $2 million, respectively, to be applied to Icahn Capital's charges to Icahn Affiliates for services to be provided to them.
In addition, effective January 1, 2008, certain expenses borne by Icahn Capital are reimbursed by Icahn Affiliates, as

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

appropriate, when such expenses are incurred. The expenses include investment-specific expenses for investments acquired by both the Private Funds and Icahn Affiliates that are allocated based on the amounts invested by each party, as well as investment management-related expenses that are allocated based on estimated usage agreed upon by Icahn Capital and Icahn Affiliates. For the nine months ended September 30, 2011 and 2010, these reimbursement amounts were $2 million and $1 million, respectively.
Mr. Icahn, along with his affiliates, makes investments in the Investment Funds. These investments are not subject to special profits interest allocations or incentive allocations. On April 1, 2011, affiliates of Mr. Icahn made aggregate contributions of $250 million in the Investment Funds. As of September 30, 2011 and December 31, 2010, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates was approximately $2.8 billion and $2.1 billion, respectively. In addition, an affiliate of Mr. Icahn has a deferred management fee arrangement with the Feeder Funds with balances of $168 million and $148 million as of September 30, 2011 and December 31, 2010, respectively. Such amounts are invested in and receive applicable returns thereon from the Investment Funds.
Effective April 1, 2011, based on a new expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds, when such expenses are incurred. Such expenses relate to the operation, administration and investment activities of Icahn Capital for the benefit of the Investment Funds (including salaries, benefits and rent) and shall be allocated pro rata in accordance with each investor's capital accounts in the Investment Funds. For the three and nine months ended September 30, 2011, $3 million and $7 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.
Railcar
Agreements with American Railcar Leasing LLC
Effective as of January 1, 2008, ARI entered into a fleet services agreement with American Railcar Leasing LLC ("ARL"), a company controlled by Mr. Icahn. Under the agreement, ARI provided ARL fleet management services for a fixed monthly fee and railcar repair and maintenance services for a charge of labor, components and materials. This agreement was replaced by a new agreement (referred to as the "Railcar Services Agreement"), which became effective April 16, 2011 for a term of three years that will automatically renew for additional one-year periods unless either party provides at least 60 days written prior notice of termination. As stipulated in the Railcar Services Agreement, ARI will provide railcar repair, engineering, administrative and other services, on an as needed basis, for ARL's lease fleet at mutually agreed-upon prices. Railcar services revenues, included in other revenues from operations in our consolidated statements of operations, recorded by ARI were $7 million and $4 million under these agreements for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, revenues of $19 million and $10 million, respectively, were recorded under these agreements. The terms and pricing on services to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties.
ARI from time to time manufactures and sells railcars to ARL under long-term agreements as well as on a purchase order basis. ARI did not sell any railcars to ARL during the three months ended September 30, 2011. Revenues from railcars sold to ARL were $19 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011 and 2010, revenues from railcars sold to ARL were $1 million and $65 million, respectively. Revenues from railcars sold to ARL are included in net sales in our consolidated statements of operations. The terms and pricing on services to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties. ARL also has acted as an agent for ARI to source railcar leasing customers. In connection therewith, ARL has assigned orders to ARI for railcars to be manufactured and leased by ARI. ARI is currently negotiating the terms of its agency relationship with ARL. Any such agreement, including payments that ARI may agree to make to ARL for these services, will be on an arm's length basis and subject to the approval of ARI's and Icahn Enterprises' independent audit committee.
As of September 30, 2011 and December 31, 2010, ARI had accounts receivable of $2 million and $5 million, respectively, due from ARL. These amounts are included in other assets in our consolidated balance sheets.

4.	Investments and Related Matters.
Investment Management
Investments, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

and derivatives, all of which are reported at fair value in our consolidated balance sheets. The following table summarizes the Private Funds' investments, securities sold, not yet purchased and unrealized gains and losses on derivatives:

	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Assets
Investments:
Equity securities:
Communications	$2,266	$2,388	$2,169	$1,945
Consumer, non-cyclical	2,352	2,504	1,833	2,234
Consumer, cyclical(1)	762	570	595	614
Energy	954	923	757	858
Financial	261	203	100	137
Index	16	29	9	—
Industrial	168	125	94	115
Technology	207	235	313	405
Utilities	171	151	157	143
	7,157	7,128	6,027	6,451
Corporate debt:
Communications	49	48	—	—
Consumer, cyclical	521	431	544	485
Utilities	40	33	—	—
Financial	3	4	48	5
	613	516	592	490
Mortgage-backed securities:
Financial	135	183	144	206
	7,905	7,827	6,763	7,147

Derivative contracts, at fair value(2)	—	2	15	6
	$7,905	$7,829	$6,778	$7,153
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$1	$1	$—	$—
Consumer, cyclical	104	135	305	356
Financial	26	24	51	58
Index	—	—	9	5
Funds	2,202	1,982	638	800
	2,333	2,142	1,003	1,219

Derivative contracts, at fair value(3)	—	3	24	60
	$2,333	$2,145	$1,027	$1,279

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

The General Partners adopted FASB ASC Section 946-810-45, Financial Services-Investment Companies-Consolidation, as of January 1, 2007. FASB ASC Section 946-810-45 provides guidance on whether investment company accounting should be retained in the financial statements of a parent entity. Upon the adoption of FASB ASC Section 946-810-45, the General

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

Partners lost their ability to retain specialized accounting. Prior to March 31, 2011, for those investments that (i) were deemed to be available-for-sale securities, (ii) fell outside the scope of FASB ASC Topic 320, Investments-Debt and Equity Securities, or (iii) the General Partners would otherwise have accounted for under the equity method, the General Partners applied the fair value option. The application of the fair value option is irrevocable.
As further discussed in Note 2, "Operating Units-Investment Management," as a result of returning fee-paying capital to its investors on March 31, 2011, each of the Private Funds no longer meets the criteria of an investment company as set forth in FASB ASC Paragraph 946-10-15-2, Financial Services-Investment Companies, and, therefore, the application of FASB ASC Section 946-810-45 is no longer applicable effective March 31, 2011. This change has no material effect on our consolidated financial statements.
Our Investment Management segment assesses the applicability of equity method accounting with respect to their investments based on a combination of qualitative and quantitative factors, including overall stock ownership of the Private Funds combined with those of our affiliates along with board of directors representation.
Our Investment Management segment applied the fair value option to certain of its investments that would have otherwise been subject to the equity method of accounting.  As of September 30, 2011, the fair value of these investments was $303 million. During the three and nine months ended September 30, 2011, our Investment Management segment recorded a loss of $5 million and a gain of $35 million compared to a gain of $1 million and $18 million for the three and nine months ended September 30, 2010, respectively.   Such amounts are included in net gain (loss) from investment activities in our consolidated statements of operations. These gains and losses include the unrealized gains and losses for our Investment Management segment's investment in Tropicana for periods prior to November 15, 2010 when Tropicana was accounted for at fair value with changes in fair value reflected in earnings. See Note 2, “Operating Units-Gaming” for further discussion regarding the history of the Investment Funds' investment in Tropicana. Also included in these investments is the Investment Funds' investment in Lions Gate Entertainment Corp (“Lions Gate”) and The Hain Celestial Group, Inc. (“Hain”). As of September 30, 2011, the Investment Funds, together with their affiliates held, in the aggregate, 7,130,563 shares of Hain, representing approximately 16% of the outstanding shares of Hain. As of September 30, 2011, the Investment Funds together with their affiliates held, in the aggregate, 23,317,923 shares of Lions Gate, representing approximately 17% of the outstanding shares of Lions Gate.  The General Partners have applied the fair value option to their investments in Lions Gate and Hain.
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
We consolidate certain VIEs when we are determined to be their primary beneficiary, either directly or indirectly through other consolidated subsidiaries. Prior to the 2011 Reconsideration Event (as discussed below), the assets of our consolidated VIEs were primarily classified within cash and cash equivalents and investments in our consolidated balance sheets. The liabilities of our consolidated VIEs were primarily classified within securities sold, not yet purchased, at fair value, and accrued expenses and other liabilities in our consolidated balance sheets and are non-recourse to the General Partners' general credit. Any creditors of VIEs do not have recourse against the general credit of the General Partners solely as a result of our including these VIEs in our consolidated financial statements.
As discussed in Note 2, "Operating Units-Investment Management," on March 7, 2011, the Private Funds determined to return fee-paying capital to its investors. We evaluated the impact of this reconsideration event (referred to as the "2011 Reconsideration Event") with respect to the VIE and primary beneficiary status of each of the Investment Funds and the Offshore Funds. We determined that the 2011 Reconsideration Event impacted Master Fund II, Master Fund III and Icahn

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

Fund Ltd. Prior to the 2011 Reconsideration Event, Master Fund II, Master Fund III and Icahn Fund Ltd. were each considered VIEs and for which we were determined to be their primary beneficiary and therefore we consolidated them. As a result of the 2011 Reconsideration Event, Master Fund II and Master Fund III are no longer considered VIEs. However, the VIE status change in Master Fund II and Master Fund III did not impact their consolidation status. Because we control Master Fund II and Master Fund III through our general partner interests, we continue to consolidate Master Fund II and Master Fund III. There are no substantive kick-out or participating rights in either Master Fund II or Master Fund III. In addition, previously Icahn Fund Ltd. was considered a VIE and we consolidated it because the Offshore GP was its primary beneficiary. As a result of the 2011 Reconsideration Event, we determined that, although Icahn Fund Ltd. is still considered a VIE, the Offshore GP is no longer the primary beneficiary. We deconsolidated Icahn Fund Ltd. as of March 31, 2011, the result of which decreased consolidated total liabilities by $146 million and increased equity attributable to non-controlling interests by the same amount.
Other Segments
Investments held by our Automotive, Gaming, Railcar, Home Fashion segments and Holding Company consist of the following:

	September 30, 2011		December 31, 2010
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(in millions)
Marketable equity and debt securities - available for sale	$16	$14	$24	$19
Investments in precious metals(1)	150	150	—	—
Equity method investments and other	320	320	304	304
	$486	$484	$328	$323
(1) Carrying value is net of a derivative liability of $12 million.
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
Investments in Non-Consolidated Affiliates
Automotive
Federal-Mogul maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey and the United States. Federal-Mogul's direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $227 million and $210 million at September 30, 2011 and December 31, 2010, respectively.
Equity earnings from non-consolidated affiliates were $7 million and $27 million for the three and nine months ended September 30, 2011, respectively, which are included in other income (loss), net in our consolidated statements of operations, compared to $6 million and $24 million for the three and nine months ended September 30, 2010, respectively. For the nine months ended September 30, 2011 and 2010, these entities generated sales of $556 million and $453 million, respectively, and net income of $67 million and $58 million, respectively. Distributed dividends to Federal-Mogul from non-consolidated affiliates were $14 million for the nine months ended September 30, 2011 as compared to $27 million for the nine months ended September 30, 2010.
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
Federal-Mogul holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, Federal-Mogul's partner holds an option to put its shares to a subsidiary of Federal-Mogul's at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. The total amount of the contingent guarantee, should all triggering events have occurred, approximated $62 million as of September 30, 2011. Federal-Mogul believes that this contingent guarantee is less than the estimated current fair value of the partners' interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.
Railcar
As of September 30, 2011, ARI was party to three joint ventures which are all accounted for using the equity method. ARI determined that, although these joint ventures are considered VIEs, it is not the primary beneficiary of such VIEs, does not have a controlling financial interest and does not have the ability to individually direct the activities of the VIEs that most significantly impact their economic performance. A significant factor in this determination was that ARI does not have the rights to a majority of returns, losses or votes.
The risk of loss to ARI is limited to its investment in these joint ventures, certain loans and related interest and fees due from these joint ventures to ARI. As of September 30, 2011, the carrying amount of these investments was $45 million and the maximum exposure to loss was $47 million. Maximum exposure to loss was determined based on ARI's carrying amounts in such investments, loans, accrued interest thereon and accrued unused line fee due from applicable joint ventures.

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
SEPTEMBER 30, 2011

value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. Significant transfers, if any, between the levels within the fair value hierarchy are recognized at the beginning of the reporting period.
Investment Management
The following table summarizes the valuation of the Investment Funds' investments by the above fair value hierarchy levels as of September 30, 2011 and December 31, 2010:

	September 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments:
Equity securities:
Communications	$2,385	$3	$—	$2,388	$1,945	$—	$—	$1,945
Consumer, non-cyclical	2,494	10	—	2,504	2,227	7	—	2,234
Consumer, cyclical(1)	283	287	—	570	295	318	1	614
Energy	923	—	—	923	541	317	—	858
Financial	203	—	—	203	137	—	—	137
Index	—	29	—	29	—	—	—	—
Industrial	88	37	—	125	114	1	—	115
Technology	235	—	—	235	405	—	—	405
Utilities	110	41	—	151	100	43	—	143
	6,721	407	—	7,128	5,764	686	1	6,451
Corporate debt:
Communications	—	48	—	48	—	—	—	—
Consumer, cyclical	—	147	284	431	—	157	328	485
Utilities	—	33	—	33	—	—	—	—
Financial	—	4	—	4	—	5	—	5
	—	232	284	516	—	162	328	490
Mortgage-backed securities:
Financial	—	183	—	183	—	206	—	206
	6,721	822	284	7,827	5,764	1,054	329	7,147
Derivative contracts, at fair value(2):	—	2	—	2	—	6	—	6
	$6,721	$824	$284	$7,829	$5,764	$1,060	$329	$7,153
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$1	$—	$—	$1	$—	$—	$—	$—
Consumer, cyclical	135	—	—	135	356	—	—	356
Financial	24	—	—	24	58	—	—	58
Index	—	—	—	—	—	5	—	5
Funds	1,941	41	—	1,982	800	—	—	800
	2,101	41	—	2,142	1,214	5	—	1,219
Derivative contracts, at fair value(3):	—	3	—	3	—	60	—	60
	$2,101	$44	$—	$2,145	$1,214	$65	$—	$1,279

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
SEPTEMBER 30, 2011

The changes in investments measured at fair value for which the Investment Management segment has used Level 3 input to determine fair value are as follows:

	Nine Months Ended September 30,
	2011	2010
	(in millions)
Balance at January 1	$329	$228
Gross realized and unrealized gains	2	18
Gross proceeds	(47)	(137)
Gross purchases	—	221
Balance at September 30	$284	$330
Unrealized gains of $2 million are included in earnings related to Level 3 investments still held at September 30, 2011. Total realized and unrealized gains and losses recorded for Level 3 investments, if any, are reported in net gain (loss) from investment activities in our consolidated statements of operations.
Other Segments
The following table summarizes the valuation of our Automotive and Metals segments and Holding Company investments by the above fair value hierarchy levels as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets	(in millions)
Marketable equity and debt securities	$14	$—	$14	$19	$—	$19
Investments in precious metals	150	—	150	—	—	—
Derivative contracts, at fair value(1):	—	—	—	—	12	12
	$164	$—	$164	$19	$12	$31
Liabilities
Derivative contracts, at fair value(2):	$—	$100	$100	$—	$94	$94

(1)	Amounts are classified within other assets in our consolidated balance sheets.

(2)	Amounts are classified within accrued expenses and other liabilities in our consolidated balance sheets.

Assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2011 are set forth in the table below:

	Level 3
	Asset	Recognized
Category	(Liability)	Loss
	(in millions)
Property, plant and equipment	$6	$3
Asset retirement obligation	(2)	—
Property, plant and equipment with a carrying value of $9 million were written down to their fair value of $6 million, resulting in an impairment charge of $3 million, which was recorded within other income (loss), net for the nine months ended September 30, 2011. We determined the fair value of these assets by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with our reporting units' goodwill fair value measurements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

An asset retirement obligation of $2 million was recorded as of September 30, 2011. The fair value of this liability was determined with the assistance of an outside third-party specialist.

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
The Investment Funds and the Holding Company may utilize forward contracts to seek to protect their assets denominated in foreign currencies and precious metals holdings from losses due to fluctuations in foreign exchange rates and spot rates. The

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

Investment Funds and the Holding Company's exposure to credit risk associated with non-performance of forward contracts is limited to the unrealized gains or losses inherent in such contracts, which are recognized in unrealized gains or losses on derivative, futures and foreign currency contracts, at fair value in our consolidated balance sheets.
The Investment Funds may also purchase and write option contracts. As a writer of option contracts, the Investment Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Investment Funds are obligated to purchase or sell, at the holder's option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds' satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets. At September 30, 2011 and December 31, 2010, the maximum payout amounts relating to certain put options written by the Investment Funds, excluding a certain stock index option strategy which is separately discussed below, were $233 million and $195 million, respectively.  As of September 30, 2011 and December 31, 2010, there were unrealized gains of $0.1 million and $0.2 million, respectively.
As of September 30, 2011, the Investment Funds were synthetically short a certain stock index through an option strategy.  As of September 30, 2011 and December 31, 2010, there were unrealized gains of $21 million and unrealized losses of $5 million, respectively, related to this option strategy.
During the third quarter of fiscal 2010, the Holding Company purchased and wrote option contracts on a certain stock index futures. At September 30, 2011, the maximum payout was $170 million, assuming the value of certain stock index futures falls below certain limits on our put spreads, and $89 million assuming the value of certain stock index futures increases above certain limits on our call spreads. As of September 30, 2011 and December 31, 2010, the Holding Company had $23 million and $22 million, respectively, in liability derivatives related to a certain stock index futures which are not designated as hedging instruments.
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2011 and December 31, 2010 was $3 million and $60 million, respectively.
At September 30, 2011 and December 31, 2010, the Investment Funds had $77 million and $248 million, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash in our consolidated balance sheets.
U.S. GAAP requires the disclosure of information about obligations under certain guarantee arrangements. Such guarantee arrangements requiring disclosure include contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.
The Investment Funds have entered into certain derivative contracts, in the form of credit default swaps, which meet the accounting definition of a guarantee, whereby the occurrence of a credit event with respect to the issuer of the underlying financial instrument may obligate the Investment Funds to make a payment to the swap counterparties. As of September 30, 2011 and December 31, 2010, the Investment Funds have entered into such credit default swaps with a maximum notional amount of $8 million and $32 million with terms of approximately one year and two years as of September 30, 2011 and December 31, 2010, respectively. We estimate that our maximum exposure related to these credit default swaps approximates 48.4% and 39.4% of such notional amounts as of September 30, 2011 and December 31, 2010, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

The following table presents the notional amount, fair value, underlying referenced credit obligation type and credit ratings for derivative contracts in which the Investment Funds are assuming risk:

	September 30, 2011		December 31, 2010
Credit Derivative Type Risk Exposure	Notional Amount	Fair Value	Notional Amount	Fair Value	Underlying Reference Obligation
	(in millions)
Single name credit default swaps:
Below investment grade risk exposure	$8	$(0.3)	$32	$1	Corporate credit

The following table presents the fair values of the Investment Funds and the Holding Company's derivatives:

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Not Designated as Hedging Instruments	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(in millions)
Equity contracts	$—	$1	$5	$2
Commodity swap contract	—	—	12	—
Foreign exchange contracts	2	—	—	2
Credit contracts	—	24	1	77
Futures index spread	—	—	23	22
Sub-total	2	25	41	103
Netting across contract types(3)	—	(19)	(12)	(19)
Total(4)	$2	$6	$29	$84

(1)	Net asset derivatives are located within other assets in our consolidated balance sheets.

(2)	Net liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.

(3)	Represents the netting of receivables balances with payable balances for the same counterparty across contract types pursuant to netting agreements.

(4)
Excludes netting of cash collateral received and posted.  The total collateral posted at September 30, 2011 and December 31, 2010 was $77 million and $248 million, respectively, across all counterparties.

The following table presents the effects of the Investment Funds and the Holding Company's derivative instruments on the statements of operations for the three and nine months ended September 30, 2011 and 2010:

	Gain (Loss) Recognized in Income(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	2011	2010	2011	2010
	(in millions)
Equity contracts	$28	$5	$37	$4
Foreign exchange contracts	11	(16)	(2)	(12)
Credit contracts	—	(7)	19	43
Futures index spread	(7)	(8)	16	(8)
	$32	$(26)	$70	$27

(1)	Gains (losses) recognized on derivatives are classified in net gain (loss) from investment activities in our consolidated statements of operations.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

At September 30, 2011, the volume of the Investment Funds' and the Holding Company's derivative activities based on their notional exposure, categorized by primary underlying risk, are as follows:

	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Credit default swaps	$8	$—
Commodity swaps	—	(150)
Equity swaps	7	—
Foreign currency forwards	152	—
Futures index spread	68	(91)

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
Automotive
During fiscal 2008, Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. As of September 30, 2011 and December 31, 2010, unrealized net losses of $53 million and $70 million, respectively, were recorded in accumulated other comprehensive loss as a result of these hedges. As of September 30, 2011, losses of $36 million are expected to be reclassified from accumulated other comprehensive loss to the consolidated statement of operations within the next 12 months.
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
Federal-Mogul had commodity price hedge contracts outstanding with combined notional values of $133 million and $50 million at September 30, 2011 and December 31, 2010, respectively, of which substantially all mature within one year and substantially all were designated as hedging instruments for accounting purposes. Unrealized net losses of $23 million were recorded in accumulated other comprehensive loss as of September 30, 2011. Unrealized net gains of $12 million were recorded in accumulated other comprehensive loss as of December 31, 2010.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

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
Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Federal-Mogul had notional values of $38 million and $20 million of foreign currency hedge contracts outstanding at September 30, 2011 and December 31, 2010, respectively, of which substantially all mature in less than one year and substantially all were designated as hedging instruments for accounting purposes. Unrealized net gains of $3 million were recorded in accumulated other comprehensive loss as of September 30, 2011. Immaterial unrealized net losses were recorded in accumulated other comprehensive loss as of December 31, 2010.
Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. Federal-Mogul's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 5% of Federal-Mogul's direct sales during the nine months ended September 30, 2011. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.
The following table presents the fair values of Federal-Mogul's derivative instruments:

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Designated as Cash Flow Hedging Instruments	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(in millions)
Interest rate swap contracts	$—	$—	$53	$70
Commodity contracts	—	13	24	1
Foreign currency contracts	3	—	—	—
Sub-total	3	13	77	71
Netting across contract types	(3)	(1)	(3)	(1)
Total	$—	$12	$74	$70

(1)	Located within other assets in our consolidated balance sheets.

(2)	Located within accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

The following tables present the effect of Federal-Mogul's derivative instruments in our consolidated financial statements for the three and nine months ended September 30, 2011 and 2010:

Three Months Ended September 30, 2011
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(in millions)	(in millions)		(in millions)
Interest rate swap contracts	$(2)	$(10)	Interest expense	$—
Commodity contracts	(21)	2	Cost of goods sold	(1)	Other income, net
Foreign currency contracts	4	—		—
	$(19)	$(8)		$(1)

Three Months Ended September 30, 2010
Derivatives Designated as Hedging Instruments	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(in millions)	(in millions)		(in millions)
Interest rate swap contracts	$(17)	$(10)	Interest expense	$—
Commodity contracts	9	2	Cost of goods sold	1	Other income, net
Foreign currency contracts	(1)	—		—
	$(9)	$(8)		$1

Nine Months Ended September 30, 2011
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(in millions)	(in millions)		(in millions)
Interest rate swap contracts	$(12)	$(29)	Interest expense	$—
Commodity contracts	(26)	8	Cost of goods sold	(1)	Other income, net
Foreign currency contracts	2	(1)	Cost of goods sold	—
	$(36)	$(22)		$(1)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

Nine Months Ended September 30, 2010
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Location of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(in millions)	(in millions)		(in millions)
Interest rate swap contracts	$(59)	$(28)	Interest expense	$—
Commodity contracts	7	5	Cost of goods sold	—
Foreign currency contracts	1	1	Cost of goods sold	—
	$(51)	$(22)		$—

7.	Inventories, Net.
Inventories, net consists of the following:

	September 30, 2011	December 31, 2010
	(in millions)
Raw materials	$255	$211
Work in process	223	195
Finished goods	787	670
	1,265	1,076
Other:
Ferrous metals	80	43
Non-ferrous metals	29	21
Secondary metals	28	23
	137	87
Total inventories, net	$1,402	$1,163

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
	(in millions)
Automotive	$1,336	$(226)	$1,110	$1,343	$(226)	$1,117
Railcar	7	—	7	7	—	7
Food Packaging	3	—	3	3	—	3
Metals	21	—	21	2	—	2
	$1,367	$(226)	$1,141	$1,355	$(226)	$1,129

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

Intangible assets, net consists of the following:

		September 30, 2011			December 31, 2010
	Useful lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
		(in millions)
Definite-lived intangible assets:
Automotive	1 - 22	$657	$(210)	$447	$658	$(174)	$484
Gaming	3 - 42	25	(2)	23	25	—	25
Food Packaging	6 - 13.5	23	(13)	10	23	(11)	12
Metals	5 - 15	15	(6)	9	11	(5)	6
Real Estate	12 - 12.5	121	(31)	90	121	(24)	97
		$841	$(262)	579	$838	$(214)	624
Indefinite-lived intangible assets:
Automotive				314			314
Gaming				54			54
Food Packaging				2			2
Metals				2			—
Home Fashion				5			5
				377			375
Intangible assets, net				$956			$999
For each of the three months ended September 30, 2011 and 2010, we recorded amortization expense of $17 million associated with definite-lived intangible assets. For each of the nine months ended September 30, 2011 and 2010, we recorded amortization expense of $48 million associated with definite-lived intangible assets. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.
Automotive
During the nine months ended September 30, 2011, Federal-Mogul corrected $6 million of tax adjustments that were improperly recorded to goodwill.
Gaming
Upon the acquisition of the controlling interest in Tropicana on November 15, 2010, we recognized $25 million in definite-lived intangible assets and $54 million in indefinite-lived intangible assets. The definite-lived intangible assets relate primarily to favorable lease arrangements which are being amortized on a straight-line basis over their respective useful lives. Of the indefinite-lived intangible assets, $29 million relates to gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. The remainder of the indefinite-lived intangible assets relates to the “Tropicana” trade name.
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
Food Packaging
As a result of our acquisition of a controlling interest in Viskase on January 15, 2010, certain long-term assets have been

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

adjusted as a result of our required utilization of common control parties' underlying basis in such assets. As of September 30, 2011, the net balances of such assets included adjustments as follows: $3 million for goodwill and $11 million for intangible assets.
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
Metals
In January 2011, PSC Metals acquired substantially all the assets and certain liabilities of Cash's Scrap Metal and Iron Corp. ("CSMI") for $32 million in cash. CSMI is a scrap recycler and operates in five different locations in Missouri. In May 2011, PSC Metals acquired substantially all the assets of Wedel Iron and Metal, LLC ("Wedel") for $4 million in cash. Wedel is a scrap metals recycler operating in Crossville, Tennessee.
In September 2011, PSC Metals acquired substantially all of the assets of Shapiro Brothers, Inc., or Shapiro, for $22 million in cash. Shapiro operates four scrap yards located in Missouri, Arkansas and Illinois. Shapiro buys, sells and processes ferrous and non-ferrous scrap, including industrial and obsolete grades of scrap. This acquisition is complimentary to PSC Metal's acquisition of CSMI in the first quarter of fiscal 2011 and strengthens PSC Metals' presence in the mid-west region of the United States.
As a result of these acquisitions, PSC Metals recognized $19 million of goodwill, $4 million in definite-lived intangible assets related to non-compete agreements and customer/supplier relationships and $2 million in indefinite-lived intangibles related to trade names. In allocating the purchase price to the fair value of assets acquired and liabilities assumed, PSC Metals utilizes third-party appraisers to assist it in assessing the fair values of certain components of the assets acquired and liabilities assumed. Estimates of fair value are based on industry data and trends and reference to relevant market rates and transactions, and discounted cash flow valuation methods, among other factors. The preliminary allocation of the fair value of assets acquired is subject to additional adjustment to provide us with adequate time to complete the valuation of these acquisitions. We do not present a schedule detailing the purchase price allocations or proforma financial information for these acquisitions because they are not material, individually or in the aggregate, to our consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

9.	Property, Plant and Equipment, Net.
Property, plant and equipment, net consists of the following:

	Useful Life	September 30, 2011	December 31, 2010
	(in years)	(in millions)
Land		$457	$456
Buildings and improvements	4 - 40	1,050	1,028
Machinery, equipment and furniture	1 - 30	2,515	2,371
Assets leased to others	15 - 39	488	482
Construction in progress		457	346
		4,967	4,683
Less: Accumulated depreciation and amortization		(1,432)	(1,228)
Property, plant and equipment, net		$3,535	$3,455
Depreciation and amortization expense from continuing operations related to property, plant and equipment for the three months ended September 30, 2011 and 2010 was $86 million and $89 million, respectively. For the nine months ended September 30, 2011 and 2010, depreciation and amortization expense from continuing operations was $258 million and $265 million, respectively.

10.	Debt.
Debt consists of the following:

	September 30, 2011	December 31, 2010
	(in millions)
8% senior unsecured notes due 2018 - Icahn Enterprises	$1,450	$1,450
7.75% senior unsecured notes due 2016 - Icahn Enterprises	1,050	1,050
Senior unsecured variable rate convertible notes due 2013 - Icahn Enterprises	556	556
Debt facilities - Automotive	2,737	2,737
Debt facilities - Gaming	61	62
Senior unsecured notes - Railcar	275	275
Senior secured notes and revolving credit facility - Food Packaging	214	214
Mortgages payable - Real Estate	76	108
Other	70	57
Total debt	$6,489	$6,509
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
SEPTEMBER 30, 2011

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
Senior Unsecured Variable Rate Convertible Notes Due 2013 - Icahn Enterprises
In April 2007, we issued an aggregate of $600 million of variable rate senior convertible notes due 2013 (the “variable rate notes”). The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act, and issued pursuant to an indenture dated as of April 5, 2007, by and among us, as issuer, Icahn Enterprises Finance, as co-issuer, and Wilmington Trust Company, as trustee. Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the variable rate notes. The variable rate notes bear interest at a rate of three-month LIBOR minus 125 basis points, but the all-in-rate can be no less than 4.0% nor more than 5.5%, and are convertible into our depositary units at a conversion price of $132.595 per depositary unit per $1,000 principal amount, subject to adjustments in certain circumstances. Pursuant to the indenture governing the variable rate notes, on October 5, 2008, the conversion price was adjusted downward to $105.00 per depositary unit per $1,000 principal amount. As of September 30, 2011, the interest rate was 4.0%. The interest on the variable rate notes is payable quarterly on each January 15, April 15, July 15 and October 15. The variable rate notes mature on August 15, 2013, assuming they have not been converted to depositary units before their maturity date.
In the event that we declare a cash dividend or similar cash distribution in any calendar quarter with respect to our depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits and/or stock dividends), the indenture governing the variable rate notes requires that we simultaneously make such distribution to holders of the variable rate notes in accordance with a formula set forth in the indenture. We paid aggregate cash distributions of $1 million and $3 million for the nine months ended September 30, 2011 and 2010, respectively, to holders of our variable rate notes in respect to our distribution payments to our depositary unitholders. Such amounts have been classified as interest

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

expense.
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
As of September 30, 2011 and December 31, 2010, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the applicable indentures. Additionally, as of September 30, 2011, based on covenants in the indenture governing our senior unsecured notes, we are permitted to incur approximately $1.2 billion in additional indebtedness.
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
As of September 30, 2011 and December 31, 2010, the borrowing availability under the revolving credit facility was $540 million and $528 million, respectively. Federal-Mogul had $41 million and $43 million of letters of credit outstanding as of September 30, 2011 and December 31, 2010, pertaining to the term loan credit facility.
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
The Debt Facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on (i) investments; (ii) certain acquisitions, mergers or consolidations; (iii) sale and leaseback transactions; (iv) certain transactions with affiliates and (v) dividends and other payments in respect of capital stock. At September 30, 2011 and December 31, 2010, Federal-Mogul was in compliance with all debt covenants under the Debt Facilities.
Debt Facilities - Gaming
In connection with Tropicana's completion of the Restructuring Transactions (see Note 2, “Operating Units-Gaming”), Tropicana entered into a credit facility (the "Exit Facility") which consists of a (i) $130 million senior secured term loan credit

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

facility issued at a discount of 7%, which was funded on March 8, 2010, the Effective Date and (ii) a $20 million senior secured revolving credit facility. Each of the Investment Funds was a lender under the Exit Facility and, in the aggregate, held over 50% of the loans under the Term Loan Facility and was obligated to provide 100% of any amounts borrowed by Tropicana under the Revolving Facility. The Exit Facility matures on March 8, 2013. On June 30, 2011, the Investment Funds made a dividend-in-kind distribution of their investment in the loans under the Exit Facility to us and as a result we are now the direct lenders under Exit Facility. (See Note 2, "Operating Unit-Gaming," for additional discussion regarding this distribution-in-kind.) All amounts outstanding under the Exit Facility bear interest at a rate per annum of 15% so long as no default or event of default has occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. In addition, Tropicana is required to pay an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility. The Exit Facility is guaranteed by substantially all the existing and future subsidiaries of Tropicana.
The Exit Facility, as amended in February 2011, contains mandatory prepayment provisions from proceeds received by Tropicana as a result of asset sales and the incurrence of indebtedness (subject in each case to certain exceptions). Key covenants binding Tropicana and its subsidiaries include (i) $50 million limitation per annum on capital expenditures, (ii) compliance with certain fixed charge coverage and leverage ratios. Financial covenants will be tested at the end of each fiscal quarter on a last twelve months basis. Key defaults (termination provisions) include (i) failure to repay principal, interest, fees and other amounts owing under the Exit Facility, (ii) cross default to other material indebtedness, (iii) the rendering of a material judgment against Tropicana or any of its subsidiaries, (iv) failure of security documents to create valid liens on property securing the facility and to perfect such liens, (v) revocation of casino, gambling or gaming licenses and (vi) the bankruptcy or insolvency of Tropicana or any of its subsidiaries. Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. Tropicana was in compliance with all financial covenants as of both September 30, 2011 and December 31, 2010.
Senior Unsecured Notes - Railcar
In February 2007, ARI issued $275 million senior unsecured fixed rate notes that were subsequently exchanged for registered notes in March 2007 (the “ARI Notes”).
The ARI Notes bear a fixed interest rate of 7.5% and are due in 2014. Interest on the ARI Notes is payable semi-annually in arrears on March 1 and September 1. The indenture governing the ARI Notes (the “ARI Notes Indenture”) contains restrictive covenants that limit ARI's ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. Based on certain financial ratios, certain of these covenants, including ARI's ability to incur additional debt, have been more restricted since the first quarter of fiscal 2010 and remain so through September 30, 2011. ARI was in compliance with all of its covenants under the ARI Notes Indenture as of September 30, 2011.
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
SEPTEMBER 30, 2011

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
In November 2007, Viskase entered into a $25 million secured revolving credit facility (the “Viskase Revolving Credit Facility”) with Arnos Corporation, an affiliate of Mr. Icahn. In connection with our majority acquisition of Viskase on January 15, 2010, we assumed the Viskase Revolving Credit Facility from Arnos Corporation. On April 28, 2011, we entered into an agreement with Viskase, extending the maturity date of the Viskase Revolving Credit Facility from January 31, 2012 to January 31, 2013. Borrowings under the loan and security agreement governing the Viskase Revolving Credit Facility are subject to a borrowing base formula based on percentages of eligible domestic receivables and eligible domestic inventory. Under the Viskase Revolving Credit Facility, the interest rate is LIBOR plus a margin of 2.00% currently (which margin will be subject to performance based increases up to 2.50%); provided that the minimum interest rate shall be at least equal to 3.00%. The Viskase Revolving Credit facility also provides for an unused line fee of 0.375% per annum. There were no borrowings under the Viskase Revolving Credit Facility at each of September 30, 2011 and December 31, 2010.
Indebtedness under the Viskase Revolving Credit Facility is secured by liens on substantially all of Viskase's domestic and Mexican assets, with liens on certain assets that are contractually senior to the Viskase 9.875% Notes and the related guarantees pursuant to an intercreditor agreement and the Viskase 9.875% Notes.
The Viskase Revolving Credit Facility contains various covenants which restrict Viskase's ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets, make certain restricted payments, create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. The Viskase Revolving Credit Facility also requires that Viskase complies with various financial covenants. Viskase is in compliance with these requirements as of September 30, 2011 and December 31, 2010.
In its foreign operations, Viskase has unsecured lines of credit with various banks providing approximately $8 million of availability. There were no borrowings under the lines of credit at each of September 30, 2011 and December 31, 2010.
Letters of credit in the amount of $2 million were outstanding under facilities with a commercial bank, and were cash collateralized at each of September 30, 2011 and December 31, 2010.
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
SEPTEMBER 30, 2011

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
As of September 30, 2011, there were no borrowings under the agreement, but there were outstanding letters of credit of $8 million. Based upon the eligibility and reserve calculations within the agreement, WPH had unused borrowing availability of $35 million at September 30, 2011.
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
 The General Partners reversed an accrual of $2 million and accrued $3 million of compensation expense for the three months ended September 30, 2011 and 2010, respectively. The General Partners recorded compensation expense of $5 million and $3 million for the nine months ended September 30, 2011 and 2010, respectively. Compensation expense is included in selling, general and administrative in our consolidated statements of operations. Compensation expense arising from grants in special profits interest allocations and incentive allocations and profit-sharing amounts in respect of the portfolio of securities funded by the Investment Funds are recognized in our consolidated financial statements over the vesting period. Grants in respect of special profits interest allocations and incentive allocations will no longer be made after March 31, 2011. Unvested balances of special profits interest allocations, incentive allocations and profit-sharing amounts in respect of the portfolio of securities funded by the Investment Funds are not reflected in our consolidated financial statements. Unvested amounts not yet recognized as compensation expense were $5 million and $8 million as of September 30, 2011 and December 31, 2010, respectively. Unvested amounts are expected to be recognized over a weighted average of 2.0 years as of September 30, 2011. Cash paid to settle amounts that had been withdrawn for the nine months ended September 30, 2011 and 2010 was $5 million and $10 million, respectively.
Automotive
On March 23, 2010, Federal-Mogul entered into the Second Amended and Restated Employment Agreement, which

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

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
Federal-Mogul revalued the four million stock options granted to Mr. Alapont at March 23, 2010, resulting in a revised fair value of $27 million. This amount was reclassified from accounts payable, accrued expenses and other liabilities to partners' equity due to their equity award status. As these stock options were fully vested as of March 23, 2010, no further expense related to these stock options will be recognized. These options had no intrinsic value as of September 30, 2011 and an intrinsic value of $5 million as of December 31, 2010. These options expire on December 27, 2014. None of the stock options have been exercised or forfeited as of September 30, 2011.
Federal-Mogul revalued the deferred compensation agreement, which was also amended and restated on March 23, 2010, resulting in a revised fair value of $8 million at September 30, 2011. The amended and restated agreement did not include any provisions that impacted the accounting for this agreement. Since the amended and restated agreement continues to provide for net cash settlement at the option of Mr. Alapont, it continues to be treated as a liability award as of September 30, 2011 and through its eventual payout. The amount of the payout shall be equal to approximately $10 million (500,000 shares of Federal-Mogul's common stock multiplied by the March 23, 2010 stock price of $19.46), offset by 75% of the intrinsic value of any exercise by Mr. Alapont of two million of the options noted above ("options connected to deferred compensation"). During the three months ended September 30, 2011, Federal-Mogul recognized $2 million in expense associated with Mr. Alapont's deferred compensation agreement and an immaterial amount of income during the three months ended September 30, 2010. During the nine months ended September 30, 2011, Federal-Mogul recognized $1 million in expense associated with Mr. Alapont's deferred compensation agreement. During the nine months ended September 30, 2010, Federal-Mogul recognized $7 million in expense associated with Mr. Alapont's stock options and deferred compensation agreement. The deferred compensation agreement had intrinsic values of $10 million and $8 million as of September 30, 2011 and December 31, 2010, respectively. The intrinsic value of $8 million at December 31, 2010 was derived under the assumption that the two million options connected to deferred compensation had been exercised as of that date because the market price of Federal-Mogul's common stock was greater than the exercise price of the options on December 31, 2010.
The deferred compensation fair value at September 30, 2011 was estimated using the Monte Carlo valuation model with the following assumptions:

Exercise price	N/A
Expected volatility	65%
Expected dividend yield	—%
Risk-free rate over the estimated expected option life	0.21%
Expected life (in years)	1.62

Expected volatility is based on the average of five-year historical volatility and implied volatility for a group of auto industry comparator companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected life. Expected dividend yield is zero as Federal-Mogul has not paid dividends to holders of its common stock in the recent past nor does it expect to do so in the future. Expected life is equal to one-half of the time to the end of the term.

12.	Pensions, Other Post-employment Benefits and Employee Benefit Plans.
Federal-Mogul, ARI and Viskase each sponsor several defined benefit pension plans (the ''Pension Benefits'') (and, in the case of Viskase, its pension plans include defined contribution plans). Additionally, Federal-Mogul, ARI and Viskase each sponsors health care and life insurance benefits (''Other Post-Employment Benefits'') for certain employees and retirees around the world. The Pension Benefits are funded based on the funding requirements of federal and international laws and regulations, as applicable, in advance of benefit payments and the Other Benefits as benefits are provided to participating

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

employees. As prescribed by applicable U.S. GAAP, Federal-Mogul, ARI and Viskase each uses, as applicable, appropriate actuarial methods and assumptions in accounting for its defined benefit pension plans, non-pension post-employment benefits, and disability, early retirement and other post-employment benefits. The measurement date for all defined benefit plans is December 31 of each fiscal year.
Components of net periodic benefit cost (credit) for Federal-Mogul, ARI and Viskase for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Pension Benefits		Other Post-Employment Benefits
	Three Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Service cost	$7	$7	$—	$—
Interest cost	22	21	5	5
Expected return on plan assets	(17)	(15)	—	—
Amortization of actuarial losses	7	7	—	—
Amortization of prior service credit	—	—	(4)	(4)
Curtailment gain	—	—	—	(24)
	$19	$20	$1	$(23)

	Pension Benefits		Other Post-Employment Benefits
	Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Service cost	$21	$22	$—	$—
Interest cost	64	63	15	17
Expected return on plan assets	(51)	(45)	—	—
Amortization of actuarial losses	20	20	—	—
Amortization of prior service credit	—	—	(12)	(7)
Curtailment gain	—	—	—	(28)
	$54	$60	$3	$(18)

Automotive
On May 6, 2010, Federal-Mogul approved an amendment to its U.S. Welfare Benefit Plan which eliminated Other Post-employment Benefits (“OPEB”) for certain salaried and non-union hourly employees and retirees effective July 1, 2010. Given that this event eliminated the accrual of defined benefits for a significant number of active participants, Federal-Mogul re-measured its OPEB obligation. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $162 million prior service credit in accumulated other comprehensive income. The corresponding reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants also triggered the recognition of a $4 million curtailment gain which was recognized in the consolidated statements of operations during the second quarter of fiscal 2010. It should be noted that the calculation of the curtailment excluded the newly created prior service credit.
On July 23, 2010, in contract negotiations with a union at one of Federal-Mogul's U.S. manufacturing locations, the union offered to eliminate its retiree medical benefits, which was accepted by Federal-Mogul with no other change in retiree benefits in return. Since this event reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $2 million prior service credit in accumulated other comprehensive income. The corresponding reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants also

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

triggered the recognition of a $24 million curtailment gain which was recognized in the consolidated statements of operations during the third quarter of fiscal 2010.

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
The following table sets forth the allocation of net (loss) income attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted (loss) income per LP unit for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions, except per unit data)
Net (loss) income attributable to Icahn Enterprises	$(39)	$298	$490	$117
Basic (loss) income attributable to Icahn Enterprises allocable to limited partners (98.01% share of net income or loss attributable to Icahn Enterprises)	$(38)	$292	$480	$115

Basic (loss) income per LP unit	$(0.44)	$3.44	$5.58	$1.37
Basic weighted average LP units outstanding	86	85	86	84

Diluted (loss) income per LP unit	$(0.44)	$3.31	$5.46	$1.37
Diluted weighted average LP units outstanding	86	90	91	84
The effect of dilutive securities in computing diluted income (loss) per LP unit for the three and nine months ended September 30, 2011 and 2010 is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Variable rate convertible notes:
Income	$—	$6	$17	$—
Units	—	5	5	—

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

As their effect would have been anti-dilutive, the following equivalent units have been excluded from the diluted weighted average LP units outstanding for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Redemption of preferred LP units	—	—	—	1
Variable rate convertible notes	5	—	—	5

14.	Segment Reporting.
As of September 30, 2011, our eight reportable segments are: (1) Investment Management; (2) Automotive; (3) Gaming; (4) Railcar; (5) Food Packaging; (6) Metals; (7) Real Estate and (8) Home Fashion. Our Investment Management segment provides investment advisory and certain administrative and back office services to the Private Funds, but does not provide such services to any other entities, individuals or accounts. Our Automotive segment consists of Federal-Mogul. Our Gaming segment consists of Tropicana. Our Railcar segment consists of ARI. Our Food Packaging segment consists of Viskase. Our Metals segment consists of PSC Metals. Our Real Estate segment consists of rental real estate, property development and the operation of resort properties. Our Home Fashion segment consists of WPI. In addition to our eight reportable segments, we present the results of the Holding Company which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company. See Note 2, “Operating Units,” for a detailed description of each of our operating businesses.
We assess and measure segment operating results based on net income attributable to Icahn Enterprises as disclosed below. Certain terms of financings for certain of our segments impose restrictions on the segments' ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions.
As described in Note 2, “Operating Units-Gaming,” we consolidated the results of Tropicana effective November 15, 2010. Our management evaluates the aggregate performance of the Investment Management segment with all of its investments stated on a fair value basis, including its investment in Tropicana. Accordingly, although we are required to consolidate the results of Tropicana effective November 15, 2010 and separately report their results as part of our Gaming segment, the column representing our Investment Management segment's results include the investment in Tropicana on a fair value basis with changes in fair value reflected in earnings for the three and nine months ended September 30, 2011. We eliminate the fair value effects of Tropicana in the column labeled “Eliminations.”
As further described in Note 2, "Operating Units-Gaming," through distribution-in-kind transactions from our Investment Management segment directly to us, we currently directly own the investment in Tropicana's common stock, including its Exit Facility as of September 30, 2011.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

Condensed statements of operations by reportable segment for the three and nine months ended September 30, 2011 and 2010 are presented below:

	Three Months Ended September 30, 2011
	Investment Management	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Eliminations	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,732	$—	$109	$87	$272	$1	$79	$—	$—	$2,280
Other revenues from operations	—	—	176	17	—	—	22	—	—	—	215
Net loss from investment activities	(40)	—	—	—	—	—	—	—	(9)	—	(49)
Interest and dividend income	20	1	—	1	—	—	—	—	—	—	22
Other (loss) income, net	(1)	1	—	(2)	(1)	—	5	1	(1)	—	2
	(21)	1,734	176	125	86	272	28	80	(10)	—	2,470
Expenses:
Cost of goods sold	—	1,469	—	98	66	267	1	76	—	—	1,977
Other expenses from operations	—	—	80	13	—	—	13	—	—	—	106
Selling, general and administrative	23	184	69	3	11	6	5	14	1	—	316
Restructuring	—	3	—	—	—	—	—	2	—	—	5
Impairment	—	—	—	—	—	—	—	—	—	—	—
Interest expense	2	35	2	4	6	—	1	—	55	—	105
	25	1,691	151	118	83	273	20	92	56	—	2,509
(Loss) income before income tax (expense) benefit	(46)	43	25	7	3	(1)	8	(12)	(66)	—	(39)
Income tax (expense) benefit	—	(9)	(4)	(3)	(1)	1	—	—	3	—	(13)
Net (loss) income	(46)	34	21	4	2	—	8	(12)	(63)	—	(52)
Less: net loss (income) attributable to non-controlling interests	31	(9)	(9)	(2)	(1)	—	—	3	—	—	13
Net (loss) income attributable to Icahn Enterprises	$(15)	$25	$12	$2	$1	$—	$8	$(9)	$(63)	$—	$(39)

	Three Months Ended September 30, 2010
	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,544	$48	$79	$169	$—	$116	$—	$1,956
Other revenues from operations	—	—	16	—	—	22	—	—	38
Net gain (loss) from investment activities	799	—	—	—	—	—	—	(6)	793
Interest and dividend income	29	1	1	—	—	—	—	1	32
Other income (loss), net	—	7	(2)	1	—	1	(1)	—	6
	828	1,552	63	80	169	23	115	(5)	2,825
Expenses:
Cost of goods sold	—	1,306	49	59	166	—	110	—	1,690
Other expenses from operations	—	—	13	—	—	14	—	—	27
Selling, general and administrative	30	152	6	12	5	5	19	5	234
Restructuring	—	1	—	—	—	—	1	—	2
Impairment	—	(1)	—	—	—	—	5	—	4
Interest expense	1	36	5	5	—	2	—	47	96
	31	1,494	73	76	171	21	135	52	2,053
Income (loss) before income tax (expense) benefit	797	58	(10)	4	(2)	2	(20)	(57)	772
Income tax (expense) benefit	(2)	(7)	4	(2)	1	—	—	(1)	(7)
Net income (loss)	795	51	(6)	2	(1)	2	(20)	(58)	765
Less: net (income) loss attributable to non-controlling interests	(463)	(13)	3	—	—	—	6	—	(467)
Net income (loss) attributable to Icahn Enterprises	$332	$38	$(3)	$2	$(1)	$2	$(14)	$(58)	$298

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

	Nine Months Ended September 30, 2011
	Investment Management	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Eliminations	Consolidated
	(in millions)
Revenues:
Net sales	$—	$5,256	$—	$272	$256	$839	$6	$259	$—	$—	$6,888
Other revenues from operations	—	—	478	51	—	—	62	—	—	—	591
Net gain from investment activities	1,151	—	—	—	—	—	—	—	16	(9)	1,158
Interest and dividend income	80	4	—	3	—	—	—	—	1	(5)	83
Other (loss) income, net	(4)	13	—	(7)	(1)	—	5	4	5	—	15
	1,227	5,273	478	319	255	839	73	263	22	(14)	8,735
Expenses:
Cost of goods sold	—	4,415	—	251	193	806	5	241	—	—	5,911
Other expenses from operations	—	—	234	39	—	—	36	—	—	—	309
Selling, general and administrative	90	558	207	15	33	19	12	45	14	—	993
Restructuring	—	4	—	—	—	—	—	5	—	—	9
Impairment	—	3	—	—	—	—	—	—	—	—	3
Interest expense	11	105	7	15	16	—	5	1	167	—	327
	101	5,085	448	320	242	825	58	292	181	—	7,552
Income (loss) before income tax expense	1,126	188	30	(1)	13	14	15	(29)	(159)	(14)	1,183
Income tax expense	—	(40)	(1)	—	(4)	(3)	—	—	(7)	—	(55)
Net income (loss)	1,126	148	29	(1)	9	11	15	(29)	(166)	(14)	1,128
Less: net (income) loss attributable to non-controlling interests	(599)	(40)	(14)	—	(3)	—	—	9	—	9	(638)
Net income (loss) attributable to Icahn Enterprises	$527	$108	$15	$(1)	$6	$11	$15	$(20)	$(166)	$(5)	$490

	Nine Months Ended September 30, 2010
	Investment Management	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$4,631	$127	$240	$550	$6	$306	$—	$5,860
Other revenues from operations	—	—	51	—	—	62	—	—	113
Net gain (loss) from investment activities	546	—	—	—	—	—	—	(6)	540
Interest and dividend income	142	4	3	—	—	—	—	3	152
Other income (loss), net	—	9	(6)	—	—	1	2	(40)	(34)
	688	4,644	175	240	550	69	308	(43)	6,631
Expenses:
Cost of goods sold	—	3,865	131	177	529	4	282	—	4,988
Other expenses from operations	—	—	41	—	—	37	—	—	78
Selling, general and administrative	64	525	18	34	15	15	55	15	741
Restructuring	—	7	—	—	—	—	6	—	13
Impairment	—	7	—	—	—	—	6	—	13
Interest expense	2	107	16	15	—	6	1	139	286
	66	4,511	206	226	544	62	350	154	6,119
Income (loss) before income tax (expense) benefit	622	133	(31)	14	6	7	(42)	(197)	512
Income tax (expense) benefit	(2)	(18)	12	(3)	(2)	—	—	(6)	(19)
Net income (loss)	620	115	(19)	11	4	7	(42)	(203)	493
Less: net (income) loss attributable to non-controlling interests	(363)	(32)	9	(3)	—	—	13	—	(376)
Net income (loss) attributable to Icahn Enterprises	$257	$83	$(10)	$8	$4	$7	$(29)	$(203)	$117

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

Condensed balance sheets by reportable segment as of September 30, 2011 and December 31, 2010 are presented below:

	September 30, 2011
	Investment Management	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$8	$931	$176	$284	$65	$18	$206	$44	$439	$2,171
Cash held at consolidated affiliated partnerships and restricted cash	2,631	—	16	—	2	2	2	—	81	2,734
Investments	7,827	227	34	45	—	—	—	14	164	8,311
Accounts receivable, net	—	1,172	20	32	57	102	9	54	—	1,446
Inventories, net	—	1,003	—	115	54	137	—	93	—	1,402
Property, plant and equipment, net	—	1,885	418	176	124	134	683	112	3	3,535
Goodwill and intangible assets, net	—	1,871	77	7	15	32	90	5	—	2,097
Other assets	139	344	60	28	31	31	15	36	98	782
Total assets	$10,605	$7,433	$801	$687	$348	$456	$1,005	$358	$785	$22,478
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$272	$1,967	$142	$99	$66	$78	$26	$38	$175	$2,863
Securities sold, not yet purchased, at fair value	2,142	—	—	—	—	—	—	—	—	2,142
Due to brokers	2,351	—	—	—	—	—	—	—	—	2,351
Post-employment benefit liability	—	1,184	—	6	39	2	—	—	—	1,231
Debt	—	2,801	61	275	216	3	77	—	3,056	6,489
Total liabilities	4,765	5,952	203	380	321	83	103	38	3,231	15,076

Equity attributable to Icahn Enterprises	2,825	1,069	405	170	16	373	902	317	(2,446)	3,631
Equity attributable to non-controlling interests	3,015	412	193	137	11	—	—	3	—	3,771
Total equity	5,840	1,481	598	307	27	373	902	320	(2,446)	7,402
Total liabilities and equity	$10,605	$7,433	$801	$687	$348	$456	$1,005	$358	$785	$22,478

	December 31, 2010
	Investment Management	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Eliminations	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$8	$1,105	$154	$319	$88	$17	$86	$32	$1,154	$—	$2,963
Cash held at consolidated affiliated partnerships and restricted cash	2,029	—	18	—	2	4	4	—	117	—	2,174
Investments	7,426	210	33	48	—	3	—	13	16	(279)	7,470
Accounts receivable, net	—	1,053	18	21	48	61	6	78	—	—	1,285
Inventories, net	—	847	—	50	55	87	—	124	—	—	1,163
Property, plant and equipment, net	—	1,802	421	181	109	115	700	124	3	—	3,455
Goodwill and intangible assets, net	—	1,915	79	7	17	8	97	5	—	—	2,128
Other assets	66	364	70	28	30	31	14	32	65	—	700
Total assets	$9,529	$7,296	$793	$654	$349	$326	$907	$408	$1,355	$(279)	$21,338
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$574	$1,887	$154	$64	$72	$58	$27	$58	$227	$—	$3,121
Securities sold, not yet purchased, at fair value	1,219	—	—	—	—	—	—	—	—	—	1,219
Due to brokers	1,323	—	—	—	—	—	—	—	—	—	1,323
Post-employment benefit liability	—	1,219	—	7	44	2	—	—	—	—	1,272
Debt	—	2,787	62	275	216	2	111	—	3,056	—	6,509
Total liabilities	3,116	5,893	216	346	332	62	138	58	3,283	—	13,444

Equity attributable to Icahn Enterprises	2,576	1,010	122	167	10	264	769	313	(1,948)	(100)	3,183
Equity attributable to non-controlling interests	3,837	393	455	141	7	—	—	37	20	(179)	4,711
Total equity	6,413	1,403	577	308	17	264	769	350	(1,928)	(279)	7,894
Total liabilities and equity	$9,529	$7,296	$793	$654	$349	$326	$907	$408	$1,355	$(279)	$21,338

15.	Income Taxes.
For the three months ended September 30, 2011, we recorded an income tax provision of $13 million on pre-tax loss of $39 million compared to an income tax provision of $7 million on pre-tax income of $772 million for the three months ended September 30, 2010. Our effective income tax rate was (33.3)% and 0.9% for the three months ended September 30, 2011 and

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

2010, respectively.
For the nine months ended September 30, 2011, we recorded an income tax provision of $55 million on pre-tax income of $1,183 million compared to an income tax provision of $19 million on pre-tax income of $512 million for the nine months ended September 30, 2010. Our effective income tax rate was 4.6% and 3.7% for the nine months ended September 30, 2011 and 2010, respectively.
The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in valuation allowances and partnership income not subject to taxation, as such taxes are the responsibility of the partners.
Federal-Mogul believes that it is reasonably possible that its unrecognized tax benefits in multiple jurisdictions, which primarily relates to transfer pricing, corporate reorganization and various other matters, may decrease by approximately $349 million within the next 12 months due to audit settlements or statute expirations, of which approximately $55 million, if recognized, could impact the effective tax rate.
In conjunction with Federal-Mogul's ongoing review of its actual results and anticipated future earnings, it reassesses the possibility of releasing valuation allowances. Based upon this assessment, Federal-Mogul has concluded that there is more than a remote possibility that existing valuation allowances in certain jurisdictions of up to $230 million as of September 30, 2011 could be released within the next 12 months. If releases of such valuation allowances occur, it may have a significant impact on net income in the quarter in which it is deemed appropriate to release the reserve.

16.	Accumulated Other Comprehensive Loss.
Accumulated other comprehensive loss consists of the following:

	September 30, 2011	December 31, 2010
	(in millions)
Post-employment benefits, net of tax	$(279)	$(283)
Hedge instruments, net of tax	(98)	(81)
Translation adjustments and other, net of tax	(298)	(233)
	$(675)	$(597)

17.	Other Income (Loss), Net.
Other income (loss), net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Loss on extinguishment of debt	$—	$—	$—	$(40)
Equity earnings from non-consolidated affiliates	5	4	21	19
Foreign currency translation losses	(1)	—	(7)	(23)
Other	(2)	2	1	10
	$2	$6	$15	$(34)
Debt Extinguishment
In connection with the debt extinguishment related to our 7.125% Senior Unsecured Notes due 2013 and our 8.125% Senior Unsecured Notes due 2012, we recorded a $40 million loss for the nine months ended September 30, 2010.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

18.	Commitments and Contingencies.
Investment Management
Exit Facility
In connection with Tropicana's completion of the Restructuring Transactions (see Note 2, “Operating Units-Gaming”), Tropicana entered into the Exit Facility, as amended, which consists of a (i) $130 million Term Loan Facility issued at a discount of 7%, which was funded on March 8, 2010, the Effective Date and (ii) $20 million Revolving Facility. Each of the Investment Funds was a lender under the Exit Facility and, in the aggregate, held over 50% of the loans under the Term Loan Facility and was obligated to provide 100% of any amounts borrowed by Tropicana under the Revolving Facility. As described in Note 2, "Operating Units-Gaming," on June 30, 2011, the Investment Funds made a distribution-in-kind of their investment in the Exit Facility to us and as a result we are now the lenders under the Exit Facility. As of September 30, 2011 and December 31, 2010, Tropicana has not borrowed any amounts under the Revolving Facility.
Litigation
On October 28, 2010, Lions Gate filed a lawsuit in the United States District Court for the Southern District of New York against Carl Icahn, Brett Icahn, Icahn Enterprises L.P., Icahn Enterprises Holdings L.P., Icahn Enterprises G.P, certain of our Investment Management entities (collectively, the “Icahn Group”) and others alleging violations of the Exchange Act and state tort law in connection with certain disclosures made during tender offers by the Icahn Group to acquire Lions Gate stock relating to the Icahn Group's acquisition of the debt of Metro-Goldwyn-Meyer, Inc., and alleging that the Icahn Group violated the tender offer Best Price Rule (promulgated under the rules and regulations of the SEC) by providing additional consideration to Mark Cuban in exchange for the tender of his Lions Gate shares that was not provided to other tendering shareholders.  The complaint sought injunctive relief compelling the Icahn Group to make corrective disclosures and to offer the same consideration it offered to Mark Cuban to Lions Gate's other shareholders, and money damages.  Lions Gate amended its complaint on December 3, 2010 to add certain supplemental factual allegations.  The Icahn Group moved to dismiss the amended complaint on December 17, 2010.  On March 23, 2011, the court granted the Icahn Group's motion in part and denied it in part, dismissing all of Lions Gate's claims except its Best Price Rule claim.  On September 15, 2011, all pending litigation with Lions Gate was dismissed with prejudice.
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
Total environmental liabilities, determined on an undiscounted basis, were $17 million and $19 million at September 30,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

2011 and December 31, 2010, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.
Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At September 30, 2011, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $44 million.
Asset Retirement Obligations
Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $25 million for each of September 30, 2011 and December 31, 2010 for ARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of these ARO amounts.
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
Gaming
Trademark Litigation
Certain parties affiliated with the new owners of the Tropicana Las Vegas ("Tropicana LV") filed a declaratory judgment action in the District Court, Clark County, Nevada ("Nevada State Court"), on July 20, 2009, against Aztar Corporation ("Aztar") and Tropicana Entertainment, LLC ("TE") originally seeking a declaratory judgment that Tropicana LV had the right to operate a hotel and casino under the name "Tropicana" without any interference by or payment to Aztar or TE (together, the "Defendants"). The plaintiffs' complaint sought no damages or injunctive relief. On August 10, 2009, Defendants removed the action to the District of Nevada and filed an answer and counterclaim asserting the plaintiffs' use of "Tropicana" infringes upon Defendants' rights in three federally registered trademarks. The plaintiffs filed a motion to remand the action to Nevada State Court, which was granted on January 21, 2010.
During the course of proceedings, the plaintiffs and Defendants each filed a motion for summary judgment claiming ownership of the "Tropicana" trademark. Both motions were denied, although the Nevada State Court preliminarily found that the plaintiffs might have an unexercised reversionary ownership interest in the “Tropicana” trademark as a result of an agreement that is 30 years old. Nonetheless, because any exercise of this purported reversionary interest by Tropicana LV could potentially deprive the Company, as successor to TE, of its asserted ownership of the Tropicana trademark, the Defendants filed a motion in the Chapter 11 Cases for an order rejecting the 1980 trade name agreement. In addition, the Company, together with its subsidiary, New Tropicana Holdings, Inc. ("New Tropicana"), and certain affiliates of Icahn Capital, as secured lenders to the Company, filed a complaint in the Chapter 11 Cases against the plaintiffs (the “Bankruptcy Court action”), seeking a declaration that, consistent with prior, uncontested orders of the Bankruptcy Court, New Tropicana is the owner of the "Tropicana" trademark, the Exit Facility lenders have a perfected security interest in that property, and the Nevada State Court action, to the extent it sought to assert ownership over the trademark or question the validity of the security interest, violated the automatic stay. The complaint also demanded an injunction against any further efforts by the plaintiffs to re-litigate the ownership issue, and sought other remedies on behalf of the Exit Facility lenders.
On August 9, 2011 all parties to the Nevada State Court action and the Bankruptcy Court action entered into a global Settlement Agreement (the “Settlement Agreement”) concluding both actions and governing the respective rights of the parties to the “Tropicana” trademark. Pursuant to the Settlement Agreement, which became effective on September 28, 2011, the plaintiffs, subject to certain advertising exceptions and other terms and conditions set forth in the Settlement Agreement, have perpetual exclusive rights to use the names, trademarks and/or service marks (the “Marks”) TROPICANA LAS VEGAS (or TROP LAS VEGAS) and TROPICANA LV (or TROP LV) (the “TLV Marks,” as defined in the Settlement Agreement) in conjunction with its services (“Services,” as defined in the Settlement Agreement) in the City of Las Vegas, Nevada and within a 50-mile radius of the front entrance of the Tropicana Las Vegas Hotel and Casino located at 3801 Las Vegas Boulevard South, Las Vegas, Nevada (the “TLV Territory”) along with certain rights to use the TLV Marks on the internet without geographical limitation (“Internet Uses,” as defined in the Settlement Agreement) and to register the TLV Marks as domain names.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

Defendants, subject to certain advertising exceptions and other terms and conditions set forth in the Settlement Agreement, have perpetual exclusive worldwide rights to use the present and future formulated Marks TROPICANA and TROP coupled with either an identifier of its Services or an accurate geographic identifier of the location of a Tropicana Entertainment property (other than LAS VEGAS or the name of any city within the TLV Territory) (the “TE Marks”) outside of the TLV Territory along with Internet Uses rights and domain name registration rights for the TE Marks.
Aztar v. Marsh
Aztar filed a broker malpractice and breach of contract action in the Superior Court of New Jersey, Atlantic County, Law Division (the “Court”) on August 12, 2010, against Marsh & McLennan Companies, Marsh, Inc., Marsh USA, Inc. and various fictitious Marsh entities (together, the "Marsh Defendants"). The claim seeks $100 million or more in compensatory damages against the Marsh Defendants, Aztar's risk management and insurance brokers at the time of a 2002 expansion of Tropicana AC by Aztar, including, but not limited to, lost profits, expenses arising from the interruption of operations, attorneys' fees, loss of the use of the insurance proceeds at issue, and litigation expenses resulting from the Marsh Defendants' failure to secure for Aztar business interruption and property damage coverage covering losses sustained by Aztar from the collapse of a parking garage that occurred at Tropicana AC on October 30, 2003.
The Marsh Defendants filed an answer on October 20, 2010 denying the material allegations of the complaint and subsequently filed a Motion to Dismiss for Forum Non Conveniens in December 2010, which motion was denied by the Court on April 12, 2011. On August 18, 2011 the Marsh Defendants filed a Motion for Summary Judgment arguing that the Court should apply the Arizona Statue of Limitations to the action. Aztar filed an objection to the Marsh Defendants' motion on September 23, 2011 arguing, inter alia, that the New Jersey Statute of Limitations applies to the action. The Marsh Defendants filed its Reply on October 3, 2011 and the motion is currently pending before the Court. Discovery is also proceeding, and trial is not expected to take place until 2012, at the earliest. Any recovery obtained by Aztar in this action will be recoverable by the Company as the current owner of Tropicana AC.
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
Other Matters
On December 16, 2010, a complaint was filed by Steve Garvin, Deloris Garvin, and Garvin Enterprise, Inc. against ARI’s subsidiaries Southwest Steel I, LLC, Southwest Steel II, LLC and Southwest Steel III, LLC, d/b/a Southwest Steel Casting Co., in the District Court of Harris County, Texas, 295th Judicial District. On July 25, 2011, the complaint was amended to include ARI as a party to the litigation. The plaintiffs allege that ARI improperly used their former employees to source components from Chinese suppliers in contravention of contractual relationships among the parties and in a manner that compromised the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

plaintiffs’ relationships with the Chinese suppliers. The plaintiffs seek direct, consequential and other damages for breach of contract, tortious interference with an existing contract, trade secret misappropriation, civil conspiracy, civil theft, conversion and unfair competition. The plaintiffs also seek declaratory judgment with respect to the parties’ rights under certain agreements. The lawsuit is in the discovery stage and it is not currently possible to estimate the amount of the loss, if any, that could result from this case.
One of ARI's joint ventures entered into a credit agreement in December 2007. Effective August 5, 2009, ARI and the other initial joint venture partner acquired this loan from the lenders party thereto, with each party acquiring a 50% interest in the loan. The total commitment under the term loan is $60 million with an additional $10 million commitment under the revolving loan. ARI is responsible to fund 50% of the loan commitments. The balance outstanding on these loans, due to ARI, was $37 million of principal and accrued interest as of September 30, 2011. ARI's share of the remaining commitment on these loans was $4 million as of September 30, 2011.
In March 2011, ARI entered into an agreement to purchase certain railcar parts during fiscal 2011 for current railcar orders with a remaining commitment of $21 million as of September 30, 2011.
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
 PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy in all pending cases. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of September 30, 2011 and December 31, 2010. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $29 million and $28 million as of September 30, 2011 and December 31, 2010, respectively. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.
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
The Environmental Protection Agency ("EPA") has alleged that PSC Metals' scrap processing facility located in Cleveland, Ohio has violated the requirements of Section 608 of the Clean Air Act, 42 USC Section 761, which requires scrap processors to either recover refrigerants from appliances in accordance with the procedures described in the applicable federal regulations or verify through certifications that refrigerants have previously been evacuated. PSC Metals has entered into a consent decree with the EPA that resolves all claims against it. The consent decree will require PSC Metals to pay a civil penalty of $199,000 and includes injunctive relief that will require it to offer refrigerant extraction services at 11 of its scrap processing facilities for the next four years.  PSC Metals anticipates the settlement will become final sometime early in the fourth quarter of fiscal 2011. PSC Metals estimates that the cost associated with the required injunctive relief will range from

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

$0.8 million to $1.7 million, exclusive of the civil penalty referenced above.
Home Fashion
Litigation
We were defendants in two lawsuits, one in the federal courts in New York and one in the Delaware state courts, challenging, among other matters, the status of our ownership interests in the common and preferred stock of WPI (which was, at that time, a Delaware corporation). We (through Aretex LLC) had acquired ownership of a majority of the WPI common stock through a July 2005 Sale Order entered by the United States Bankruptcy Court for the Southern District of New York. Under that Sale Order, WPI acquired substantially all of the assets of WestPoint Stevens, Inc. The losing bidders at the Bankruptcy Court auction that led to the Sale Order challenged the Sale Order. In November 2005, the United States District Court for the Southern District of New York modified portions of the Sale Order in a manner that could have reduced our ownership of WPI stock below 50%. In its March 26, 2010 decision, the United States Court of Appeals for the Second Circuit held that we are entitled to own a majority of WPI's common stock, and thus have control of WPI. The Second Circuit ordered the Bankruptcy Court's Sale Order reinstated, to ensure that our percentage ownership of the common stock will be at least 50.5%. The Second Circuit ordered the District Court to remand the matter back to the Bankruptcy Court for further proceedings consistent with its ruling. On remand, the Bankruptcy Court entered an Order on December 6, 2010 implementing the Second Circuit's decision. On September 23, 2011, the Bankruptcy Court entered a stipulation dismissing the bankruptcy case, including an adversary proceeding against Aretex LLC and others, and allowing certain funds to be distributed to the first lien lenders.
There was also a proceeding in Delaware Chancery Court, brought by the same “losing bidders” who are parties to the case decided by the Second Circuit. After the ruling by the Second Circuit, the plaintiffs filed a modified third amended complaint in the Delaware case. In that complaint, the plaintiffs pled claims for breach of fiduciary duty (and aiding and abetting such alleged breach) against us, and against Icahn Enterprises Holdings, Carl C. Icahn and others, based on WPI's not having proceeded with a registration statement. The plaintiffs also asserted a contractual claim against WPI relating to the registration statement alleging that, because WPI did not proceed with the registration statement, the plaintiffs were unable to sell their securities in WPI, and sought to recover the diminution in the value of those securities. The plaintiffs also asserted a claim for unjust enrichment against all defendants, including us, WPI, Icahn Enterprises Holdings, Carl C. Icahn and others, based on claims that defendants were beneficiaries of a stay order allegedly improperly entered by the Bankruptcy Court. On November 3, 2010, the Chancery Court dismissed the modified third amended complaint in its entirety. The plaintiffs appealed to the Delaware Supreme Court. On August 3, 2011, the Delaware Supreme Court affirmed the judgment of the Chancery Court dismissing the modified third amended complaint, and thus dismissing the case, in its entirety.
Environmental Matters
WPI is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes used in or resulting from its operations and potential remediation obligations. WPI's operations are also governed by U.S. federal, state, local and foreign laws, rules and regulations relating to employee safety and health which, among other things, establish exposure limitation for cotton dust, formaldehyde, asbestos and noise, and which regulate chemical, physical and ergonomic hazards in the workplace. WPI estimated its environmental accruals to be $1 million at both September 30, 2011 and December 31, 2010.
Other Matters
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 92.6% of our outstanding depositary units as of each of September 30, 2011 and December 31, 2010. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF, is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of September 30, 2011 and December 31, 2010. If the plans were voluntarily terminated, they would be underfunded by approximately $114 million and $103 million as of September 30, 2011 and December 31, 2010, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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

19.	Subsequent Events.
In October 2011, PSC Metals acquired the assets of Metals Solutions, LLC and Knox Recycling, Inc. in Knoxville, Tennessee for $4 million in cash. Metal Solutions, LLC is a recycled aluminum converter and brokerage firm.  Knox Recycling, Inc. will buy ferrous and non-ferrous recyclable metals for processing at other PSC Metals owned locations in the Knoxville, Nashville and Chattanooga regions of Tennessee.
On November 1, 2011, the board of directors declared a quarterly cash distribution of $0.10 per unit on our depositary units. The distribution will be paid on December 1, 2011 to depositary unitholders of record at the close of business on November 18, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises L.P.

We have reviewed the accompanying consolidated balance sheet of Icahn Enterprises L.P and Subsidiaries (the “Partnership”) (a Delaware limited partnership) as of September 30, 2011, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2011 and 2010, the consolidated cash flows for the nine-month periods ended September 30, 2011 and 2010, and the consolidated statement of changes in equity and comprehensive income for the nine-month period ended September 30, 2011. These consolidated interim financial statements are the responsibility of the Partnership's management.

We were furnished with the report of other accountants on their reviews of the consolidated interim financial statements of Federal-Mogul Corporation, a subsidiary, whose total assets as of September 30, 2011 were $7,433 million, and whose revenues for the three-month and nine-month periods ended September 30, 2011 constituted $1,734 million and $5,273 million, respectively, and revenues for the three-month and nine-month periods ended September 30, 2010 constituted $1,552 million and $4,644 million, respectively of the related consolidated totals.

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
November 2, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Federal-Mogul Corporation

We have reviewed the consolidated balance sheet of Federal-Mogul Corporation as of September 30, 2011, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2011 and 2010, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010 (not presented herein). These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Federal-Mogul Corporation as of December 31, 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 23, 2011, we expressed an unqualified opinion on those consolidated financial statements.

/s/ Ernst & Young LLP

Detroit, Michigan
October 27, 2011

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
Overview

Introduction
Icahn Enterprises L.P., or Icahn Enterprises, is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P., or Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc., or Icahn Enterprises GP, our sole general partner, which is owned and controlled by Mr. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of September 30, 2011, affiliates of Mr. Icahn owned 79,238,262 of our depositary units which represented approximately 92.6% of our outstanding depositary units.
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

Significant Events
Distributions-In-Kind
On April 29, 2011, the Investment Funds made a distribution-in-kind of 13,538,446 shares of Tropicana common stock with a value of $216 million to us in redemption of $216 million of our limited and general partner interests in the Investment Funds. The distribution transferred the ownership of the Tropicana common stock held by the Investment Funds to us. As a result of this transaction, we directly owned 51.5% of the total outstanding common stock of Tropicana. This distribution increased equity attributable to Icahn Enterprises by $27 million and decreased equity attributable to non-controlling interests by $27 million, representing the basis difference between the redemption value determined as of April 29, 2011 and the application of purchase accounting to the controlling interest in Tropicana pursuant to ASC Topic 805, Business Combinations, on November 15, 2010.
In addition, on June 30, 2011, the Investment Funds made a distribution-in-kind of the loans under the Exit Facility with a value of $71 million to us in redemption of $71 million of our limited and general partner interests in the Investment Funds. The distribution transferred the ownership of the loans under the Exit Facility held by the Investment Funds directly to us. As a result of this transaction, we currently directly own over 50% of the loans under the Exit Facility.

Results of Operations

Consolidated Financial Results
The following tables summarize total revenues, net income (loss) and net income (loss) attributable to Icahn Enterprises for each of our reportable segments and our Holding Company for the three and nine months ended September 30, 2011 and 2010. We consolidated the results of our Gaming segment effective as of November 15, 2010 and therefore, our consolidated results of operations for the three and nine months ended September 30, 2010 do not include the results of operations from our Gaming segment. Eliminations relate to the unrealized gains recorded by our Investment Management segment for its investment in Tropicana for the nine months ended September 30, 2011.

	Revenues		Net (Loss) Income		Net (Loss) Income Attributable to Icahn Enterprises
	Three Months Ended September 30,
	2011	2010	2011	2010	2011	2010
	(in millions)
Investment Management	$(21)	$828	$(46)	$795	$(15)	$332
Automotive	1,734	1,552	34	51	25	38
Gaming	176	—	21	—	12	—
Railcar	125	63	4	(6)	2	(3)
Food Packaging	86	80	2	2	1	2
Metals	272	169	—	(1)	—	(1)
Real Estate	28	23	8	2	8	2
Home Fashion	80	115	(12)	(20)	(9)	(14)
Holding Company	(10)	(5)	(63)	(58)	(63)	(58)
Eliminations	—	—	—	—	—	—
	$2,470	$2,825	$(52)	$765	$(39)	$298

	Revenues		Net Income (Loss)		Net Income (Loss) Attributable to Icahn Enterprises
	Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010
	(in millions)
Investment Management	$1,227	$688	$1,126	$620	$527	$257
Automotive	5,273	4,644	148	115	108	83
Gaming	478	—	29	—	15	—
Railcar	319	175	(1)	(19)	(1)	(10)
Food Packaging	255	240	9	11	6	8
Metals	839	550	11	4	11	4
Real Estate	73	69	15	7	15	7
Home Fashion	263	308	(29)	(42)	(20)	(29)
Holding Company	22	(43)	(166)	(203)	(166)	(203)
Eliminations	(14)	—	(14)	—	(5)	—
	$8,735	$6,631	$1,128	$493	$490	$117

Overview
Our operating businesses are managed on a decentralized basis. Due to the structure of our business, we discuss the results of operations below by individual reportable segments. Please refer to Note 14, "Segment Reporting," to the consolidated financial statements for a reconciliation of each of our reporting segment's results of operations to our consolidated results.
Please refer to Note 2, “Operating Units,” to the consolidated financial statements for a description of each of our reportable segments.
Investment Management
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
We consolidate certain entities of the Private Funds. As a result, in accordance with U.S. GAAP, any special profits interest allocations, incentive allocations and earnings on investments in the Investment Funds are eliminated in consolidation. These eliminations have no impact on our net income; however, as our allocated share of the net income from the Private Funds includes the amount of these allocations and earnings.
As a result of the return of fee-paying capital as described above, a special profits interest allocation of $9 million was allocated to the General Partners at March 31, 2011. No further special profits interest allocation accrued in periods subsequent to March 31, 2011. A special profits interest allocation accrual of $34 million was made for the three and nine months ended September 30, 2010.
As a result of the return of fee-paying capital as described above, an incentive allocation of $7 million was allocated to the General Partners at March 31, 2011. No further incentive allocation will accrue in periods subsequent to March 31, 2011. Incentive allocations for each of the three and nine months ended September 30, 2010 was $3 million.
Our Interests in the Investment Funds
Our share of the Investment Funds' net profit (loss) through our interests in the Investment Funds, excluding incentive allocations and special profits interest allocations earned, was $(15) million and $516 million for the three and nine months ended September 30, 2011, respectively, and $298 million and $238 million for the three and nine months ended September 30, 2010, respectively.
As of September 30, 2011, we had investments with a fair market value of approximately $2.8 billion in the Investment Funds.

Results of operations for our Investment Management segment, prior to eliminations relating to its investment in Tropicana, for the three and nine months ended September 30, 2011 and 2010 are presented below:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2011	2010	$	%	2011	2010	$	%
	(in millions, except percentage)
Net (loss) gain from investment activities	$(40)	$799	$(839)	(105)%	$1,151	$546	$605	111%
Interest and dividend income	20	29	(9)	(31)%	80	142	(62)	(44)%
	(20)	828	(848)	(102)%	1,231	688	543	79%

Selling, general and administrative	23	30	(7)	(23)%	90	64	26	41%
Net (loss) income before interest expense and income taxes	$(43)	$798	$(841)	(105)%	$1,141	$624	$517	83%
Gross Return
The following table sets forth performance information for the Investment Funds for the comparative periods presented. These gross returns represent a weighted-average composite of the average gross returns, net of expenses for the Private Funds.

	Gross Return
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Investment Funds	-0.85%	13.9%	19.8%	11.2%

The Investment Funds' aggregate gross return was -0.85% and 19.8% for the three and nine months ended September 30, 2011, respectively. During the three months ended September 30, 2011, we had gains in one of our core holdings and portfolio hedge positions. These gains were offset by losses in our other long equity positions resulting in a small net loss for the three months ended September 30, 2011.  During the nine months ended September 30, 2011, gains were primarily due to our long exposure to the equity markets that were primarily driven by certain core holdings as well as our portfolio hedge.
The Investment Funds' aggregate gross return was 13.9% and 11.2% for the three and nine months ended September 30, 2010, respectively.  During the three and nine months ended September 30, 2010, profits were primarily due to the Investment Funds’ long exposure in their core equity positions and, to a lesser extent, their long exposure to the credit markets, including fixed income, bank debt and derivative instruments, in the first half of fiscal 2010. The Investment Funds' short exposure to both the equity and credit markets was a negative contributor to performance in the third quarter of fiscal 2010. Over the first nine months of fiscal 2010 short exposure to credit was a positive contributor while short exposure to equity was a negative contributor.
Since inception in November 2004, the Investment Funds' gross return is 128.0%, representing an annualized rate of return of 18.7% through September 30, 2011.
Net realized and unrealized gains (losses) of the Investment Funds on investment activities were a loss of $40 million and a gain of $1,151 million for the three and nine months ended September 30, 2011, respectively. This compares with net realized and unrealized gains of $799 million and $546 million for the three and nine months ended September 30, 2010, respectively. The changes over the respective periods were primarily due to the performance in the Investment Funds during fiscal 2011 as discussed above.
Interest and Dividend Income
Interest and dividend income decreased by $9 million (31%) and $62 million (44%) for the three and nine months ended September 30, 2011, respectively, compared to the three and nine months ended September 30, 2010. The decreases over the respective periods were primarily due to decreases in interest income resulting from a reduction in fixed-income investments from our Investment Management segment.
Selling, General and Administrative
Selling, General and Administrative, or SG&A, for the three and nine months ended September 30, 2011 decreased by $7 million (23%) and increased by $26 million (41%), respectively, as compared to the three and nine months ended September 30, 2010. The decrease for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was primarily due to a decrease in deferred management fee expense, offset by an increase in dividends expense due to securities sold, not yet purchased and shareholder actions. (There was no deferred management fee expense for the three months ended September 30, 2011 as we deconsolidated Icahn Fund Ltd. as of March 31, 2011.) The increase for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily due to an increase in dividends expense due to securities sold, not yet purchased, offset in part by a decrease in deferred management fee expense for the reason discussed above.
Automotive

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2011	2010	$	%	2011	2010	$	%
	(in millions, except percentage)
Net sales	$1,732	$1,544	$188	12%	$5,256	$4,631	$625	13%
Cost of goods sold	1,469	1,306	163	12%	4,415	3,865	550	14%
Gross margin	263	238	25	11%	841	766	75	10%

Selling, general and administrative	184	152	32	21%	558	525	33	6%
Restructuring	3	1	2	200%	4	7	(3)	(43)%
Impairment	—	(1)	1	(100)%	3	7	(4)	(57)%
	187	152	35	23%	565	539	26	5%
Net income before interest income, other income, net, interest expense and income taxes	$76	$86	$(10)	(12)%	$276	$227	$49	22%

Federal-Mogul's Annual Report on Form 10-K for fiscal 2010 filed with the SEC on February 23, 2011 contains a detailed description of its business, products, industry, operating strategy and associated risks. Federal-Mogul's most recent Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 was filed with the SEC on October 27, 2011.
During the third quarter of fiscal 2011, we acquired additional shares of Federal-Mogul common stock.  As of September 30, 2011, we owned approximately 76.8% of the total outstanding common stock of Federal-Mogul.
During the nine months ended September 30, 2011, Federal-Mogul derived 66% of its net sales from the original equipment manufacturer and servicers, or OE, market and 34% from the aftermarket. Federal-Mogul's customers include the world's largest automotive OEs and major distributors and retailers in the independent aftermarket. During the nine months ended September 30, 2011 Federal-Mogul derived 36% of its sales in the United States and 64% internationally. Federal-Mogul has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of Federal-Mogul's international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.
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
Net sales increased by $188 million (12%) and $625 million (13%) for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010, respectively. The impact of the U.S. dollar weakening, primarily against the euro, increased reported sales by $70 million and $176 million for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010, respectively.
In general, light and commercial vehicle OE production increased in most regions and, when combined with market share gains in all major regions across all three manufacturing business units, resulted in increased OE sales of $118 million and $464 million for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010, respectively. Aftermarket sales decreased by $13 million and $27 million for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010 due to sales decreases in North America, partially offset by sales increases in other regions. Net changes in customer pricing increased sales by $13 million and $12 million for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010, respectively.
Cost of goods sold increased by $163 million (12%) and $550 million (14%) for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010. The impact of the relative weakness of the U.S. dollar increased cost of products sold by $57 million and $156 million for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010. Manufacturing, labor and variable overhead costs increased by $104 million and $393 million as a direct consequence of the higher production volumes for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010. Additional increases were unfavorable productivity, inclusive of labor and benefits inflation, of $5 million and $20 million and increased materials and services sourcing costs of $8 million and $18 million for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010. These increases were partially offset by decreased depreciation of $11 million and $36 million for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010. In addition, the increases were partially offset by decreased pension expense of $1 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.
Gross margin increased by $25 million (11%) and $75 million (10%) for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010. As a percent of net sales, gross margin was 15% and 16% for the three and nine months ended September 30, 2011, respectively, as compared to 15% and 17% for the three and nine months ended September 30, 2010. The increase in gross margin for the three and nine months ended September 30, 2011 over the respective periods was due to currency movements of $13 million and $20 million, customer price increases of $13 million and $12 million, decreased depreciation of $11 million and $36 million and gross margin impact of sales volume/mix of $1 million and $44 million, partially offset by increased materials and services sourcing costs of $8 million and $18 million and unfavorable productivity, inclusive of labor and benefits inflation, of $5 million and $20 million, respectively. In addition, there was an increase of $1 million in pension expense for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.
SG&A for the three and nine months ended September 30, 2011 increased by $32 million (21%) and $33 million (6%), respectively, as compared to the three and nine months ended September 30, 2010. The increase for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was due to currency movements of $6 million, increased costs, inclusive of labor and benefits inflation of $6 million and $1 million of stock-based compensation expense, partially offset by lower pension and other post-employment benefits expense of $3 million, materials and services sourcing savings of $1 million and reduced depreciation expense of $1 million. The increase for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was due to currency movements of $15 million and unfavorable productivity, inclusive of labor and benefits inflation, of $16 million, partially offset by lower pension and other post-employment benefits expense of $9 million, lower stock-based compensation expense of $6 million, materials and services sourcing savings of $3 million, reduced depreciation expense of $3 million and other reductions of $5 million.
Included in SG&A for the three and nine months ended September 30, 2010 was $24 million and $28 million, respectively, of other post-employment benefit curtailment gain which did not recur during the three and nine months ended September 30, 2011. See Note 12, "Pensions, Other Post-employment Benefits and Employee Benefit Plans-Automotive," to the consolidated financial statements for further discussion regarding these curtailment gains.

Federal-Mogul maintains technical centers throughout the world designed to integrate its leading technologies into advanced products and processes, to provide engineering support for all of its manufacturing sites and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development, or R&D, costs, including product and validation costs, of $42 million and $39 million for the three months ended September 30, 2011 and 2010, respectively, and $129 million and $116 million for the nine months ended September 30, 2011 and 2010, respectively. As a percentage of OE sales, R&D was 4% for each of the three and nine months ended September 30, 2011 and 2010.
Restructuring charges for the three and nine months ended September 30, 2011 was $3 million and $4 million, respectively, as compared to $1 million and $7 million the three and nine months ended September 30, 2010. Restructuring charges were related to facility closure costs and employee costs.
Federal-Mogul recorded $3 million of impairment charges for the nine months ended September 30, 2011. There were no impairment charges for the three months ended September 30, 2011. This compares with a reversal of $1 million and impairment charge of $7 million for the three and nine months ended September 30, 2010, respectively.
The $3 million of impairment charges for nine months ended September 30, 2011 includes a $2 million impairment charge related to an asset retirement obligation for a facility that is closed. As the fair value of the facility did not support the capitalization of this asset retirement obligation, it was impaired. The remaining $1 million in impairment charges recorded during the nine months ended September 30, 2011 consisted of immaterial fixed asset impairments at several facilities.
The reversal of $1 million and impairment charge of $7 million for the three and nine months ended September 30, 2010, respectively, relate to certain equipment where the assessment of future undiscounted cash flows of such equipment, when compared to the current carrying value of the equipment, indicated the assets were not recoverable. Federal-Mogul determined the fair value of the assets by applying a probability weighted, expected present value technique to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with other long-lived asset fair value measurements.
Gaming
As a result of our acquisition of additional shares of Tropicana common stock on November 15, 2010, we are required to consolidate the results of Tropicana as of such date. Therefore, our consolidated results from operations for the three and nine months ended September 30, 2010 do not include the results of our Gaming segment.
Gaming revenues and expenses are classified in other revenues from operations and other expenses from operations, respectively, in our consolidated financial statements. Gaming revenues and expenses for our Gaming segment for the three and nine months ended September 30, 2011 are summarized as follows:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Other Revenues From Operations	Other Expenses From Operations	Other Revenues From Operations	Other Expenses From Operations
	(in millions)
Casino	$156	$58	$426	$174
Room	29	9	82	24
Food and Beverage	23	10	67	29
Other	8	3	20	7
	216	$80	595	$234
Less promotional allowances	(40)		(117)
Net revenues	$176		$478

Tropicana's Annual Report on Form 10-K for fiscal 2010 filed with the SEC on March 14, 2011 contains a detailed description of its business, products, industry, operating strategy and associated risks. Tropicana's filings with the SEC are available on the SEC's website at www.sec.gov.
During the third quarter of fiscal 2011, we acquired additional shares of Tropicana common stock.  As of September 30, 2011, we owned approximately 61.7% of the total outstanding common stock of Tropicana.
Weak economic conditions continue to adversely impact the gaming industry and Tropicana. We believe Tropicana's guests have reduced their discretionary spending as a result of uncertainty and instability relating to the employment and housing markets. We cannot predict whether, or how long, current market conditions will continue to persist. In addition, Tropicana AC's revenues have been negatively impacted by the introduction of table games in Pennsylvania in mid-2010 as well as increased marketing and promotional activity from competitors within the Atlantic City market. The Atlantic City market experienced year-over-year declines in casino revenue of 9.3% and 7.8% for the three and nine months ended September 30, 2011.
Tropicana's financial results are highly dependent upon the number of customers that it attracts to its facilities and the amounts those customers spend per visit. Additionally, Tropicana's operating results may be affected by, among other things, overall economic conditions affecting the discretionary income of its customers, competitive factors, gaming tax increases and other regulatory changes, the opening of new gaming operations, the negative impact that certain predecessors' bankruptcy filings had on its facilities, Tropicana's ability to reinvest in its properties, potential future exposure for liabilities of its certain predecessors that it assumed, its limited operating history and general public sentiment regarding travel and gaming. Historically, Tropicana's operating results are the strongest in the third quarter and the weakest in the fourth quarter. In addition, weather and long-weekend holidays affect its operating results.
Casino revenues are one of Tropicana's main performance indicators and account for a significant portion of its net revenues. Casino revenues represent the difference between wins and losses from gaming activities such as slot machines and table games. Key volume indicators include table game volumes and slot volumes, which refer to amounts wagered by Tropicana's customers. Win or hold percentage represents the percentage of the amounts wagered that is won by the casino, which is not fully controllable by Tropicana, and recorded as casino revenue. Most of Tropicana's revenues are cash-based, through customers wagering with cash or chips or paying for non-gaming services with cash or credit cards, and therefore are not subject to any significant or complex estimation. As a result, fluctuations in net revenues have a direct impact on cash flows from operating activities. Other performance indicators include hotel occupancy, which is a volume indicator for hotels, and the average daily rate, which is a price indicator for the amount customers paid for hotel rooms.
In August 2011, Hurricane Irene caused a city-mandated closure of all Atlantic City casinos, including Tropicana Casino and Resort, Atlantic City, or Tropicana AC, for three days. The storm also negatively impacted business levels leading up to and immediately after the mandated closure.  Tropicana currently estimates that Tropicana AC lost approximately $5 million in net revenues due to the impacts of Hurricane Irene.
Casino revenues were $156 million and $426 million for the three and nine months ended September 30, 2011, respectively. Casino revenues are comprised primarily of slot machine and table game revenues. Slot machine revenue was $115 million and $331 million and table game revenue was $38 million and $88 million for the three and nine months ended September 30, 2011, respectively. Slot machine hold percentages were 9.1% and 9.0% and table games hold percentages were 17.6% and 15.0%, respectively, for the three and nine months ended September 30, 2011.
Room, food and beverage revenues were $52 million and $149 million for the three and nine months ended September 30, 2011, respectively. Hotel room occupancy percentage for the three and nine months ended September 30, 2011 was 71% and 69%, respectively.  Average daily room rates were $76 and $73 for the three and nine months ended September 30, 2011, respectively.  Rooms, food and beverages are often offered to high-value guests on a complimentary basis. The retail value of rooms, food and beverage provided to guests on a complimentary basis is included in gross revenues and then deducted as promotional allowances to arrive at net revenues.
As a result of our acquisition of additional shares of Tropicana common stock on November 15, 2010, we are required to consolidate the results of Tropicana as of such date. Tropicana recognized $69 million and $207 million of SG&A during the three and nine months ended September 30, 2011 for which no such SG&A was present in the comparable prior year period.

Components of SG&A for our Gaming segment are summarized as follows:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(in millions)
Marketing, advertising and promotions	$17	$45
General and administrative	28	91
Maintenance and utilities	16	46
Depreciation and amortization	8	25
	$69	$207
Tropicana continues to monitor and reduce its SG&A expenses to maintain profitability in response to declining revenues due to the current weak economic conditions.
Railcar

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2011	2010	$	%	2011	2010	$	%
	(in millions, except percentage)
Manufacturing Operations:
Net sales	$109	$48	$61	127%	$272	$127	$145	114%
Cost of goods sold	98	49	49	100%	251	131	120	92%
Gross margin	11	(1)	12	n/m	21	(4)	25	n/m

Services Operations:
Other revenues from operations	17	16	1	6%	51	51	—	—%
Other expenses from operations	13	13	—	—%	39	41	(2)	(5)%
Gross margin	4	3	1	33%	12	10	2	20%

Selling, general and administrative	3	6	(3)	(50)%	15	18	(3)	(17)%
Net income (loss) before interest income, other income (loss), net, interest expense and income taxes	$12	$(4)	$16	n/m	$18	$(12)	$30	n/m

ARI's Annual Report on Form 10-K for fiscal 2010 filed with the SEC on March 1, 2011 contains a detailed description of its business, products, industry, operating strategy and associated risks. ARI's most recent Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 was filed with the SEC on November 2, 2011.
During the third quarter of fiscal 2011, we acquired additional shares of ARI common stock.  As of September 30, 2011, we owned approximately 55.3% of the total outstanding common stock of ARI.
The North American railcar market has been, and ARI expects it to continue to be, highly cyclical. The recent economic downturn had a negative effect on the railcar manufacturing market in which ARI competes, resulting in increased competition and significant pricing pressures in the past couple of years.
As of September 30, 2011, ARI has a backlog of approximately 7,110 railcars, including approximately 1,700 railcars that

ARI will lease, up from a total backlog of approximately 1,050 railcars as of December 31, 2010. This is ARI's largest backlog since June 2008. In response to increased customer demand, ARI has and intends to continue to increase production rates at its railcar manufacturing facilities. ARI defines backlog as the number of railcars that its customers have committed in writing to purchase or lease that have not been shipped.
Additionally, railcar loadings have continued to increase and the number of railcars in storage has continued to decrease, as reported by an independent third-party industry analyst. ARI believes that these improvements, which may or may not continue, indicate that the railcar market has begun to and may continue to improve. During the first nine months of fiscal 2011, ARI's railcar shipments and manufacturing revenues increased compared to the corresponding prior year period and the gross margin from both manufacturing and railcar services operations also improved. ARI's railcar shipments for the first nine months of fiscal 2011 have surpassed its total fiscal 2010 shipments and it currently expects the upward trend to continue for the remainder of fiscal 2011. However, ARI cannot assure you that the railcar market will continue to improve or that its railcar orders and shipments will continue to increase.
A portion of ARI's manufacturing and services revenue are derived from companies affiliated with Mr. Icahn. Such revenues from companies affiliated with Mr. Icahn accounted for approximately 6% of total manufacturing and services revenues for each of the three and nine months ended September 30, 2011. Total revenues from companies affiliated with Mr. Icahn accounted for approximately 36% and 42% of total manufacturing and services revenues for the three and nine months ended September 30, 2010, respectively. See Note 3, "Related Party Transactions-Railcar," to the consolidated financial statements for further discussion.
Total manufacturing revenues for the three and nine months ended September 30, 2011 increased by $61 million (127%) and $145 million (114%) as compared to the three and nine months ended September 30, 2010, respectively. (Manufacturing revenues are included in net sales in our consolidated statements of operations.) The primary reason for the increase in revenues from manufacturing operations was an increase in railcar shipments. Railcar shipments for the three months ended September 30, 2011 were approximately 1,340 railcars as compared to approximately 420 railcars for the three months ended September 30, 2010. Railcar shipments for the nine months ended September 30, 2011 were approximately 3,060 railcars as compared to approximately 1,130 railcars for the nine months ended September 30, 2010.
Gross margin from manufacturing operations for the three and nine months ended September 30, 2011 was $11 million and $21 million, respectively, as compared to a loss of $1 million and $4 million for the three and nine months ended September 30, 2010, respectively. Gross margin for manufacturing operations as a percentage of manufacturing operations revenues was 10% and 8% for the three and nine months ended September 30, 2011, respectively, as compared to loss of 2% and 3% for the three and nine months ended September 30, 2010, respectively. The improvement over the respective periods was primarily due to an increase in railcar shipments, improved pricing and leverage created by larger volumes.
Gross margin for services operations for the three and nine months ended September 30, 2011 was $4 million and $12 million, respectively, as compared to gross margin of $3 million and $10 million for the three and nine months ended September 30, 2010, respectively. Gross margin for services operations as a percentage of services operations revenues was 24% for each of the three and nine months ended September 30, 2011 as compared to 19% and 20% for the three and nine months ended September 30, 2010, respectively. The improvement over the respective periods is primarily attributable to an increase in volumes and efficiencies at railcar repair facilities offset by a decrease in repair projects performed at railcar manufacturing facilities.
SG&A for each of the three and nine months ended September 30, 2011 decreased by $3 million as compared to the three and nine months ended September 30, 2010 and was primarily due to a decrease in stock-based compensation expense over the respective periods.

Food Packaging

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2011	2010	$	%	2011	2010	$	%
	(in millions, except percentage)
Net sales	$87	$79	$8	10%	$256	$240	$16	7%
Cost of goods sold	66	59	7	12%	193	177	16	9%
Gross margin	21	20	1	5%	63	63	—	—%

Selling, general and administrative	11	12	(1)	(8)%	33	34	(1)	(3)%
Net income before interest income, other income (loss), net, interest expense and income taxes	$10	$8	$2	25%	$30	$29	$1	3%

Viskase currently operates seven manufacturing facilities and nine distribution centers throughout North America, Europe and South America and derives approximately 70% of total net sales from customers located outside the United States. Viskase is building a shirring plant in the Philippines to serve the Asian market. The plant is expected to open in the first quarter of the fiscal year ended December 31, 2012 and will be scaled up over several years as demand in the Asian market continues to grow. The first year capital investment, including machinery, will be approximately $14 million and it is anticipated that an additional $11 million of equipment will be added over the subsequent five years.
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
Net sales for the three and nine months ended September 30, 2011 increased by $8 million (10%) and $16 million (7%), respectively, compared to the three and nine months ended September 30, 2010. The increases for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 were primarily due to an increase in sales volume of $5 million and $13 million, foreign currency translation of $6 million and $10 million, partially offset by a decrease of $3 million and $6 million due to product mix, respectively. Cost of sales for the three and nine months ended September 30, 2011 increased by $7 million (12%) and $16 million (9%), respectively, as compared to the three and nine months ended September 30, 2010. The increases were primarily due to foreign currency translation, growth in sales volume and higher raw material costs, partially offset by improved manufacturing efficiencies. Gross margin as a percent of net sales was 24% and 25% for the three and nine months ended September 30, 2011, respectively, compared to 25% and 26% for the three and nine months ended September 30, 2010, respectively.
SG&A for each of the three and nine months ended September 30, 2011 decreased by $1 million as compared to the three and nine months ended September 30, 2010 due to a decrease in legal expenses.

Metals

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2011	2010	$	%	2011	2010	$	%
	(in millions, except percentage)
Net sales	$272	$169	$103	61%	$839	$550	$289	53%
Cost of goods sold	267	166	101	61%	806	529	277	52%
Gross margin	5	3	2	67%	33	21	12	57%

Selling, general and administrative	6	5	1	20%	19	15	4	27%
Net (loss) income before interest income, other income (loss), net, interest expense and income taxes	$(1)	$(2)	$1	(50)%	$14	$6	$8	133%

Summarized ferrous tons and non-ferrous pounds sold for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in 000s)
Ferrous tons sold	385	294	1,211	983
Non-ferrous pounds sold	46,173	31,161	129,739	88,261
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the U.S. and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn.  While the economic climate improved modestly in the first nine months of fiscal 2011 relative to fiscal 2010 and fiscal 2009, we cannot predict whether, or how long, current market conditions will continue to persist.
In January 2011, PSC Metals acquired substantially all the assets and certain liabilities of Cash's Scrap Metal and Iron Corp., or CSMI, for $32 million in cash. CSMI is a scrap recycler and operates in five different locations in Missouri. In May 2011, PSC Metals acquired substantially all the assets of Wedel Iron and Metal, LLC, or Wedel, for $4 million in cash. Wedel is a scrap metals recycler operating in Crossville, Tennessee.
In September 2011, PSC Metals acquired substantially all of the assets of Shapiro Brothers, Inc., or Shapiro, for $22 million in cash. Shapiro operates four scrap yards located in Missouri, Arkansas and Illinois. Shapiro buys, sells and processes ferrous and non-ferrous scrap, including industrial and obsolete grades of scrap. This acquisition is complimentary to PSC Metal's acquisition of CSMI in the first quarter of fiscal 2011 and strengthens PSC Metals' presence the mid-west region of the United States.
In October 2011, PSC Metals acquired the assets of Metals Solutions, LLC and Knox Recycling, Inc. in Knoxville, Tennessee for $4 million in cash. Metal Solutions, LLC is a recycled aluminum converter and brokerage firm.  Knox Recycling, Inc. will buy ferrous and non-ferrous recyclable metals for processing at other PSC Metals owned locations in the Knoxville, Nashville and Chattanooga regions of Tennessee.
These acquisitions continue PSC Metals' execution of strengthening its geographic franchises, metal sourcing and consumer product diversification and building out its existing business product lines.
Net sales for the three and nine months ended September 30, 2011 increased by $103 million (61%) and $289 million (53%), respectively, as compared to the three and nine months ended September 30, 2010. The increases were primarily due to increases in ferrous revenues attributed to higher prices and stronger volumes driven by improvement in steel mill operating rates. Acquisitions made since September 2010 also contributed to shipment volume and revenue growth. Increased ferrous demand and higher market pricing resulted in ferrous average pricing of approximately $84 per gross ton higher (22%) and ferrous shipments of 91,000 gross tons higher (31%) in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Increased ferrous demand and higher market pricing resulted in ferrous average pricing of approximately $80 per gross ton higher (20%) and ferrous shipments of 228,000 gross tons higher (23%) for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Increased non-ferrous demand and higher market pricing resulted in non-ferrous average price of $0.24 per pound higher (25%) and non-ferrous shipments of 15,012,000 pounds higher (48%) for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Increased non-ferrous demand and higher market pricing resulted in non-ferrous average price of $0.23 per pound higher (24%) and non-ferrous shipments of 41,478,000 pounds higher (47%) for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Revenues from substantially all major product lines increased for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 and were primarily attributable to increased volumes and higher average selling prices.
Cost of sales for the three and nine months ended September 30, 2011 increased by $101 million (61%) and $277 million (52%), respectively, as compared to the three and nine months ended September 30, 2010. The increases were primarily due to higher sales volume and material purchase prices as compared to the corresponding prior year period. Contributing to the higher cost of sales were newly opened and acquired recycling yards and the start-up of a new shredder in addition to increased processing volumes at existing facilities. Material prices increased due to higher market prices and continued constraints on material flows into the yards. Gross margin for the three and nine months ended September 30, 2011 increased by $2 million (67%) and $12 million (57%), respectively, compared to the three and nine months ended September 30, 2010. Gross margin as a percentage of net sales was 2% for each of the three months ended September 30, 2011 and 2010. Gross margin as a percentage of net sales was 4% for each of the nine month periods ended September 30, 2011 and 2010.
SG&A for the three and nine months ended September 30, 2011 increased by $1 million (20%) and $4 million (27%), respectively, as compared to the three and nine months ended September 30, 2010. The increase for the nine months ended September 30, 2011 was primarily due to higher manpower costs, which were partially related to acquisitions, and an increase in business development activities.
Real Estate
Real Estate revenues and expenses include results from resort operations, sales of residential units, and rental income and expenses, including income from financing leases. Sales of residential units are included in net sales in our consolidated financial statements. Results from resort and rental operations, including financing lease income, is included in other revenues from operations in our consolidated financial statements.

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2011	2010	$	%	2011	2010	$	%
	(in millions, except percentage)
Real Estate revenues	$23	$22	$1	5%	$68	$68	$—	—%
Real Estate expenses	14	14	—	—%	41	41	—	—%
	9	8	1	13%	27	27	—	—%

Selling, general and administrative	5	5	—	—%	12	15	(3)	(20)%
Net income before other income (loss), net, interest expense and income taxes	$4	$3	$1	33%	$15	$12	$3	25%
Revenues from our real estate operations for each of the three and nine months ended September 30, 2011 and 2010 are substantially derived from our resort and rental operations. Revenues from sales of residential units in our real estate development operations were not significant for each of the three and nine months ended September 30, 2011 and 2010.
SG&A for the three months ended September 30, 2011 remained flat as compared to the three months ended September 30, 2010. SG&A for the nine months ended September 30, 2011 decreased by $3 million (20%) as compared to the nine months ended September 30, 2010. The decrease was primarily due to lower operating expenses associated with our

Fontainebleau property and reduced compensation related costs due to cost cutting measures during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.
Home Fashion

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2011	2010	$	%	2011	2010	$	%
	(in millions, except percentage)
Net sales	$79	$116	$(37)	(32)%	$259	$306	$(47)	(15)%
Cost of goods sold	76	110	(34)	(31)%	241	282	(41)	(15)%
Gross margin	3	6	(3)	(50)%	18	24	(6)	(25)%

Selling, general and administrative	14	19	(5)	(26)%	45	55	(10)	(18)%
Restructuring	2	1	1	100%	5	6	(1)	(17)%
Impairment	—	5	(5)	(100)%	—	6	(6)	(100)%
	16	25	(9)	(36)%	50	67	(17)	(25)%
Net loss before interest income, other income, net, interest expense and income taxes	$(13)	$(19)	$6	(32)%	$(32)	$(43)	$11	(26)%

During the third quarter of fiscal 2011, we acquired additional shares of WPI common stock. As of September 30, 2011, we owned approximately 96.5% of the total outstanding common shares of WPI.
WPI's business is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products. Many of the larger retailers are customers of WPI.  WPI has been negatively impacted by higher raw material and transportation costs as well as by continued weakness in the housing market.  At the end of fiscal 2010, WPI announced price increases that were implemented during the first quarter of fiscal 2011 to offset the increased raw material and transportation costs. In the second quarter of fiscal 2011, WPI implemented additional price increases.  WPI will continue to realign its manufacturing operations to optimize its cost structure, pursuing offshore sourcing arrangements that employ a combination of owned and operated facilities, joint ventures and third-party supply contracts. While current economic indicators project continued volatility with commodity and fuel costs, we cannot predict whether, or how long, current market conditions will continue to persist.
Net sales for the three and nine months ended September 30, 2011 decreased by $37 million (32%) and $47 million (15%), respectively, as compared to the three and nine months ended September 30, 2010. The decreases in net sales during the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 primarily reflects the continued weak economy and housing market and the impact of exiting certain unprofitable programs, partially offset by price increases as discussed above. Cost of sales for the three and nine months ended September 30, 2011 decreased by $34 million (31%) and $41 million (15%), respectively, as compared to the three and nine months ended September 30, 2010. The decreases in cost of goods sold for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 are primarily due to lower sales volume, offset in part by higher raw material costs. Gross margin for the three and nine months ended September 30, 2011 decreased by $3 million (50%) and $6 million (25%), respectively, as compared to the three and nine months ended September 30, 2010. Gross margin as a percent of net sales was 4% and 7% for the three and nine months ended September 30, 2011, respectively, and was 5% and 8% for the three and nine months ended September 30, 2010, respectively.
SG&A decreased by $5 million (26%) and $10 million (18%) for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010, primarily due to lower selling expenses and fulfillment costs, related to cost-cutting initiatives and decreased sales volume.
Restructuring and impairment for the three and nine months ended September 30, 2011 decreased by $4 million (67%)

and $7 million (58%) as compared to the three and nine months ended September 30, 2010.  In recording the impairment charges related to its plants, WPI compared estimated net realizable values of property, plant and equipment to their current carrying values. Restructuring and impairment charges include severance, benefits and related costs, non-cash impairment charges related to plants that have been or will be closed and continuing costs of closed plants and transition expenses.
WPI anticipates incurring approximately $1 million of additional restructuring costs in fiscal 2011, particularly with respect to the carrying costs of closed facilities until such time as these locations are sold. Restructuring costs could be affected by, among other things, WPI's decision to accelerate or delay its restructuring efforts. As a result, actual costs incurred could vary materially from these anticipated amounts. If WPI's restructuring efforts are unsuccessful or its existing strategic manufacturing plans are amended, it may be required to record additional impairment charges related to the carrying value of long-lived assets.
Other Consolidated Results of Operations
Interest Expense
Interest expense for the three months ended September 30, 2011 increased by $9 million (9%) as compared to the three months ended September 30, 2010. The increase over the comparable period was primarily due to higher interest expense incurred on certain debt issued on November 12, 2010.
Interest expense for the nine months ended September 30, 2011 increased by $41 million (14%) as compared to the nine months ended September 30, 2010. The increase over the comparable period was primarily due to higher interest expense incurred on certain debt issued on January 15, 2010 and November 12, 2010 and interest incurred on our due to broker balances. Included in the increase in interest expense is interest expense related to our Gaming segment for which no comparable prior year amount exists because, as discussed elsewhere, we consolidated Tropicana effective November 15, 2010.
Income Tax Expense
For the three months ended September 30, 2011, we recorded an income tax provision of $13 million on pre-tax loss of $39 million compared to an income tax provision of $7 million on pre-tax income of $772 million for the three months ended September 30, 2010. Our effective income tax rate was (33.3)% and 0.9% for the three months ended September 30, 2011 and 2010, respectively.
For the nine months ended September 30, 2011, we recorded an income tax provision of $55 million on pre-tax income of $1,183 million compared to an income tax provision of $19 million on pre-tax income of $512 million for the nine months ended September 30, 2010. Our effective income tax rate was 4.6% and 3.7% for the nine months ended September 30, 2011 and 2010, respectively.
The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in valuation allowances and partnership income not subject to taxation, as such taxes are the responsibility of the partners.
Federal-Mogul believes that it is reasonably possible that its unrecognized tax benefits in multiple jurisdictions, which primarily relates to transfer pricing, corporate reorganization and various other matters, may decrease by approximately $340 million within the next 12 months due to audit settlements or statute expirations, of which approximately $53 million, if recognized, could impact the effective tax rate.
In conjunction with Federal-Mogul's ongoing review of its actual results and anticipated future earnings, it reassesses the possibility of releasing valuation allowances. Based upon this assessment, Federal-Mogul has concluded that there is more than a remote possibility that existing valuation allowances in certain jurisdictions of up to $230 million as of September 30, 2011 could be released within the next 12 months. If releases of such valuation allowances occur, it may have a significant impact on net income in the quarter in which it is deemed appropriate to release the reserve.

Liquidity and Capital Resources

Holding Company
As of September 30, 2011, the Holding Company has invested $150 million in precious metals and $150 million in our Real Estate segment which remains on its balance sheet. In addition, we have investments in the Investment Funds with a total fair market value of approximately $2.8 billion as of September 30, 2011. As of September 30, 2011, we had cash and cash equivalents of $439 million and total debt of approximately $3.1 billion.

As of September 30, 2011 based on covenants in the indenture governing our senior notes, we may incur approximately $1.2 billion in additional indebtedness. See Note 10, “Debt,” to the consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.
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
On August 8, 2011, the board of directors declared a quarterly cash distribution of $0.10 per unit on our depositary units. The distribution was paid on September 1, 2011 to depositary unitholders of record at the close of business on August 19, 2011.
On November 1, 2011, the board of directors declared a quarterly cash distribution of $0.10 per unit on our depositary units. The distribution will be paid on December 1, 2011 to depositary unitholders of record at the close of business on November 18, 2011.

Borrowings
 Debt consists of the following:

	September 30, 2011	December 31, 2010
	(in millions)
8% senior unsecured notes due 2018 - Icahn Enterprises	$1,450	$1,450
7.75% senior unsecured notes due 2016 - Icahn Enterprises	1,050	1,050
Senior unsecured variable rate convertible notes due 2013 - Icahn Enterprises	556	556
Debt facilities - Automotive	2,737	2,737
Debt facilities - Gaming	61	62
Senior unsecured notes - Railcar	275	275
Senior secured notes and revolving credit facility - Food Packaging	214	214
Mortgages payable - Real Estate	76	108
Other	70	57
Total debt	$6,489	$6,509

See Note 10, “Debt,” to the consolidated financial statements of this Report for additional information concerning terms,

restrictions and covenants of our debt. As of September 30, 2011 we are in compliance with all debt covenants.
Contractual Commitments and Contingencies
There were no material changes in our contractual obligations or any other liabilities reflected on our consolidated balance sheet as of September 30, 2011 as compared to those reported in our 2010 Form10-K.

Off-Balance Sheet Arrangements
We have off-balance sheet risk related to investment activities associated with certain financial instruments, including futures, options, credit default swaps and securities sold, not yet purchased. For additional information regarding these arrangements, refer to Note 6, “Financial Instruments,” to the consolidated financial statements contained in this Report.

Consolidated Cash Flows
The following table summarizes cash flow information for the nine months ended September 30, 2011 and cash and cash equivalents as of September 30, 2011 for each of our operating segments and our Holding Company:

	Nine Months Ended September 30, 2011			September 30, 2011
	Cash (Used In) Provided By
	Operating Activities	Investing Activities	Financing Activities	Cash and Cash Equivalents
	(in millions)
Investment Management	$1,904	$—	$(1,914)	$8
Automotive	124	(282)	(6)	931
Gaming	38	(17)	(1)	176
Railcar	(20)	(16)	1	284
Food Packaging	3	(25)	(1)	65
Metals	(34)	(69)	1	18
Real Estate	36	—	(34)	206
Home Fashion	12	—	—	44
Holding Company	(203)	(221)	(60)	439
	$1,860	$(630)	$(2,014)	$2,171

Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2011 was primarily attributable to our Investment Management segment which had net cash provided from investing transactions of approximately $2.5 billion offset by a change in cash held at consolidated affiliated partnerships and restricted cash of approximately $0.6 billion. Our Automotive segment had net cash provided by operating activities of $124 million which included $354 million of net income before charges for non-cash items, offset in part by changes in operating assets and liabilities of $230 million.
Our Holding Company had net cash used in operating activities of $203 million primarily due to payment of interest expense during the nine months ended September 30, 2011.

Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2011 was primarily attributable to capital expenditures of $359 million, which includes $282 million attributable to our Automotive segment. Additionally, Holding Company paid $150 million for its investment in precious metals. During the third quarter of fiscal 2011, we acquired additional interest in certain of our subsidiaries in the amount of $71 million. In addition, our Metals segment had acquisitions of $55 million, net of cash acquired, during the nine months ended September 30, 2011.

Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2011 was primarily attributable to our Investment Management segment which had net distributions to non-controlling interests of approximately $1.9 billion. Our Real Estate segment repaid $34 million of debt. Additionally, we paid an aggregate of $39 million in distributions during the nine months ended September 30, 2011 to holders of our depositary units. During fiscal 2011, our Investment Management segment issued $595 million in notes which have been redeemed in full as of September 30, 2011.

Discussion of Segment Liquidity and Capital Resources
Investment Management
The investment strategy utilized by the Investment Management segment is generally not heavily reliant on leverage. As of September 30, 2011, the ratio of the notional exposure of the Investment Funds' invested capital to net asset value of the Investment Funds was approximately 1.38 to 1.00 on the long side and 0.57 to 1.00 on the short side. The notional principal amount of an investment instrument is the reference amount that is used to calculate profit or loss on that instrument. The Private Funds historically have had access to significant amounts of cash from prime brokers, subject to customary terms and market conditions.
As more fully disclosed in a letter to investors in the Private Funds filed with the SEC on Form 8-K on March 7, 2011, the Private Funds returned all fee-paying capital to its investors during fiscal 2011. Payments were funded through cash on hand and borrowings under existing credit lines.
Automotive
As of September 30, 2011 and December 31, 2010, the borrowing availability under Federal-Mogul's revolving credit facility was $540 million and $528 million, respectively. Federal-Mogul had $41 million and $43 million of letters of credit outstanding as of September 30, 2011 and December 31, 2010, respectively, pertaining to the term loan credit facility.
Federal-Mogul maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey and the United States. Federal-Mogul's direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $227 million and $210 million at September 30, 2011 and December 31, 2010, respectively. Dividends received from non-consolidated affiliates by Federal-Mogul during the nine months ended September 30, 2011 and 2010 were $14 million and $27 million, respectively.
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
Federal-Mogul holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, Federal-Mogul's partner holds an option to put its shares to a subsidiary of Federal-Mogul at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of September 30, 2011, the total amount of the contingent guarantee, were all triggering events to occur, approximated $62 million. Federal-Mogul believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees' interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Japan, Spain and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $263 million and $211 million as of September 30, 2011 and December 31, 2010, respectively. Of those gross amounts, $262 million and $210 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Debt.” Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. Thus, as of each of September 30, 2011 and December 31, 2010, Federal-Mogul had outstanding transferred receivables for which cash of $1 million had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were $1,335 million and $894 million for the nine months ended September 30, 2011 and 2010, respectively.
For the nine months ended September 30, 2011 and 2010, expenses associated with transfers of receivables of $2 million and $7 million, respectively, were recorded in the consolidated statements of operations within other income (loss), net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities. Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposures to Federal-Mogul associated with certain of these facilities' terms were $26 million and $32 million as of September 30, 2011 and December 31, 2010, respectively. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of September 30, 2011 and December 31, 2010, Federal-Mogul estimated the loss to be immaterial.
Home Fashion
On June 15, 2011, WPI through WestPoint Home, Inc., or WPH, executed an amended and restated senior secured revolving credit facility, or WPI Revolving Credit Facility, with Bank of America, NA. This new one-year senior credit facility is for $50 million with a maximum borrowing availability of $45 million, subject to monthly borrowing base calculations. See Note 10, “Debt-Other,” to the consolidated financial statements for further discussion regarding this new senior credit facility.
At September 30, 2011, WPI had $44 million of unrestricted cash and cash equivalents. There were no borrowings under the WPH Revolving Credit Facility agreement at September 30, 2011, but there were outstanding letters of credit of $8 million. Based upon the eligibility and reserve calculations within this agreement, WPH had unused borrowing availability of $35 million at September 30, 2011.
Through a combination of its existing cash on hand and its borrowing availability under the WPI Revolving Credit Facility (together, an aggregate of $79 million), WPI believes it has adequate capital resources and liquidity to meet its anticipated requirements to continue its operational restructuring initiatives and for working capital and capital spending for the foreseeable future. In its analysis with respect to the sufficiency of adequate capital resources and liquidity, WPI has considered that its retail customers may continue to face either negative or flat comparable store sales for home textile products during fiscal 2011.
However, depending upon the levels of additional acquisitions and joint venture investment activity, if any, additional financing, if needed, may not be available to WPI or, if available, may not be on terms favorable to WPI.

Critical Accounting Policies and Estimates
Except for the changes discussed below, there have been no other material changes to our critical accounting policies and estimates during the nine months ended September 30, 2011 compared to those reported in our 2010 Form 10-K.
Investment Management
As a result of returning fee-paying capital to its investors on March 31, 2011 as discussed elsewhere in this Report, each of the Private Funds no longer meets the criteria of an investment company as set forth in FASB ASC Paragraph 946-10-15-2, Financial Services-Investment Companies, therefore, the application of FASB ASC Section 946-810-45, Financial Services-Investment Companies, is no longer applicable effective March 31, 2011. This change has no material effect on our consolidated financial statements as the Private Funds would account for its investments as trading securities pursuant to FASB ASC Topic 320, Investments-Debt and Equity Securities, effective March 31, 2011. For those investments that fall outside the scope of FASB ASC Topic 320 or would otherwise have required the Private Funds account for under the equity method, the Private Funds apply the fair value option to such investments. See Note 4, "Investments and Related Matters-Investment Management," to the consolidated financial statements for further discussion regarding this reconsideration event and its consolidation impact.
Automotive
Federal-Mogul performs its annual trademarks and brand names impairment analysis as of October 1, or more frequently if impairment indicators exist, in accordance with the subsequent measurement provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other. This impairment analysis compares the fair values of these assets to the related carrying values, and impairment charges are recorded for any excess of carrying values over fair values. These fair values are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets.
All of Federal-Mogul's trademarks and brand names are associated with its aftermarket sales and are further broken down by product line. The following table contains the results of Federal-Mogul's fiscal 2010 impairment analysis performed as of October 1, 2010:

Trademarks and Brand Names
Percent of Fair Value Exceeding Book Value	Amount
(in millions)
0%	$103
10-15%	191
>25%	20
$314

The primary, and most sensitive, input utilized in determining the fair values of trademarks and brand names is aftermarket sales. In conjunction with its fiscal 2010 impairment analysis, Federal-Mogul performed a sensitivity analysis on its trademarks and brand names and determined that a one percentage point decrease in its projected future sales growth rates within each aftermarket product line would result in a $4 million impairment.

Federal-Mogul is commencing its trademarks and brand names impairment analysis for fiscal 2011, which is performed annually as of October 1. While cash flow projections and other inputs that are inherent in the annual strategic planning process conducted during the fourth quarter of fiscal 2011 to support this analysis have not yet been determined, trademarks and brand names may be impaired based on recent sales trends in certain product lines. If such an impairment results from the analysis, Federal-Mogul will record an appropriate non-cash impairment charge in the fourth quarter of 2011.
Railcar
Revenues from railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and title transfer, which is when the risk for any damage or loss with respect to the railcars passes to the customer. Paint and lining work may be outsourced and, as a result, the sale for the railcar may be recorded after customer acceptance when it leaves the manufacturing plant and the sale for the lining work may be separately recorded following completion of that work by the independent contractor, customer acceptance and final shipment. Revenues from railcar leasing are recognized on a straight-line basis over the life of the lease. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with ARI's contractual terms. Revenue for railcar maintenance services is recognized upon completion and shipment of railcars from ARI's plants. ARI does not currently bundle railcar service contracts with new railcar sales. Revenue for fleet management services is recognized as performed.
Revenues related to consulting type contracts are accounted for under the percentage-of-completion method. Profits expected to be realized on these contracts are based on the total contract revenues and costs based on the estimate of the percentage of project completion. Revenues recognized in excess of amounts billed are recorded to unbilled revenues and included in other assets on the consolidated balance sheets. Billings in excess of revenues recognized on in-progress contracts are recorded to unbilled costs and included in accrued expenses and other liabilities on the consolidated balance sheets. These estimates are reviewed and revised periodically throughout the term of the contracts and any adjustments are recorded on a cumulative basis in the period the revisions are made.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our significant market risks are primarily associated with interest rates and security prices. Reference is made to Part II, Item 7A of our 2010 Form 10-K for disclosures relating to interest rates and our equity prices. Except for the items discussed below, there have been no other material changes to our market risk during the nine months ended September 30, 2011.
Investment Management
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of September 30, 2011, we estimate that, in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased, and derivatives would decrease by $783 million, $214 million and $18 million, respectively. However, as of September 30, 2011 we estimate that the impact to our share of the net gain or loss from investment activities reported in our consolidated statement of operations would be significantly less than the change in fair value since we have an investment of approximately 48.4% in the Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 51.6% of the change in fair value.

Automotive
The translated values of revenue and expense from Federal-Mogul's international operations are subject to fluctuations due to changes in currency exchange rates. During the nine months ended September 30, 2011, Federal-Mogul derived 36% of its sales in the United States and 64% internationally. Of these international sales, 58% are denominated in the euro, with no other single currency representing more than 8%. To minimize foreign currency risk, Federal-Mogul generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, Federal-Mogul manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. We estimate that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the nine months ended September 30, 2011 would have decreased net income attributable to Icahn Enterprises for our Automotive segment by approximately $23 million.

Item 4. Controls and Procedures.
As of September 30, 2011, our management, including our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and our subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the first nine months of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
Icahn Enterprises and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business.  For further information regarding our legal proceedings, see our Legal Proceedings set forth in Part I, Item 3 of our 2010 Form 10-K and Note 18, “Commitments and Contingencies,” to the consolidated financial statements included in Part I of this Report. Other than the legal proceedings described below, the legal proceedings as disclosed in our 2010 Form 10-K did not materially change during the period covered by this Report.
Investment Management
On October 28, 2010, Lions Gate filed a lawsuit in the United States District Court for the Southern District of New York against Carl Icahn, Brett Icahn, Icahn Enterprises L.P., Icahn Enterprises Holdings L.P., Icahn Enterprises G.P, certain of our Investment Management entities (collectively, the Icahn Group) and others alleging violations of the Exchange Act and state tort law in connection with certain disclosures made during tender offers by the Icahn Group to acquire Lions Gate stock relating to the Icahn Group's acquisition of the debt of Metro-Goldwyn-Meyer, Inc., and alleging that the Icahn Group violated the tender offer Best Price Rule (promulgated under the rules and regulations of the SEC) by providing additional consideration to Mark Cuban in exchange for the tender of his Lions Gate shares that was not provided to other tendering shareholders.  The complaint sought injunctive relief compelling the Icahn Group to make corrective disclosures and to offer the same consideration it offered to Mark Cuban to Lions Gate's other shareholders, and money damages.  Lions Gate amended its complaint on December 3, 2010 to add certain supplemental factual allegations.  The Icahn Group moved to dismiss the amended complaint on December 17, 2010.  On March 23, 2011, the court granted the Icahn Group's motion in part and denied it in part, dismissing all of Lions Gate's claims except its Best Price Rule claim.  On September 15, 2011, all pending litigation with Lions Gate was dismissed with prejudice.
Gaming
Certain parties affiliated with the new owners of the Tropicana Las Vegas, or Tropicana LV, filed a declaratory judgment action in the District Court, Clark County, Nevada, or Nevada State Court, on July 20, 2009, against Aztar Corporation, or Aztar, and Tropicana Entertainment, LLC, or TE, originally seeking a declaratory judgment that Tropicana LV had the right to operate a hotel and casino under the name "Tropicana" without any interference by or payment to Aztar or TE (together, the Defendants). The plaintiffs' complaint sought no damages or injunctive relief. On August 10, 2009, Defendants removed the action to the District of Nevada and filed an answer and counterclaim asserting the plaintiffs' use of "Tropicana" infringes upon Defendants' rights in three federally registered trademarks. The plaintiffs filed a motion to remand the action to Nevada State Court, which was granted on January 21, 2010.
During the course of proceedings, the plaintiffs and Defendants each filed a motion for summary judgment claiming ownership of the "Tropicana" trademark. Both motions were denied, although the Nevada State Court preliminarily found that the plaintiffs might have an unexercised reversionary ownership interest in the “Tropicana” trademark as a result of an agreement that is 30 years old. Nonetheless, because any exercise of this purported reversionary interest by Tropicana LV could potentially deprive the Company, as successor to TE, of its asserted ownership of the Tropicana trademark, the Defendants filed a motion in the Chapter 11 Cases for an order rejecting the 1980 trade name agreement. In addition, the Company, together with its subsidiary, New Tropicana Holdings, Inc., or New Tropicana, and certain affiliates of Icahn Capital, as secured lenders to the Company, filed a complaint in the Chapter 11 Cases against the plaintiffs, or Bankruptcy Court action, seeking a declaration that, consistent with prior, uncontested orders of the Bankruptcy Court, New Tropicana is the owner of the "Tropicana" trademark, the Exit Facility lenders have a perfected security interest in that property and the Nevada State Court action, to the extent it sought to assert ownership over the trademark or question the validity of the security interest, violated the automatic stay. The complaint also demanded an injunction against any further efforts by the plaintiffs to re-litigate the ownership issue, and sought other remedies on behalf of the Exit Facility lenders.
On August 9, 2011 all parties to the Nevada State Court action and the Bankruptcy Court action entered into a global Settlement Agreement (the “Settlement Agreement”) concluding both actions and governing the respective rights of the parties to the “Tropicana” trademark. Pursuant to the Settlement Agreement, which became effective on September 28, 2011, the plaintiffs, subject to certain advertising exceptions and other terms and conditions set forth in the Settlement Agreement, have perpetual exclusive rights to use the names, trademarks and/or service marks (the “Marks”) TROPICANA LAS VEGAS (or TROP LAS VEGAS) and TROPICANA LV (or TROP LV) (the “TLV Marks,” as defined in the Settlement Agreement) in conjunction with its services (“Services,” as defined in the Settlement Agreement) in the City of Las Vegas, Nevada and within a 50-mile radius of the front entrance of the Tropicana Las Vegas Hotel and Casino located at 3801 Las Vegas Boulevard South,

Las Vegas, Nevada, or the TLV Territory, along with certain rights to use the TLV Marks on the internet without geographical limitation (“Internet Uses,” as defined in the Settlement Agreement) and to register the TLV Marks as domain names. Defendants, subject to certain advertising exceptions and other terms and conditions set forth in the Settlement Agreement, have perpetual exclusive worldwide rights to use the present and future formulated Marks TROPICANA and TROP coupled with either an identifier of its Services or an accurate geographic identifier of the location of a Tropicana Entertainment property (other than LAS VEGAS or the name of any city within the TLV Territory) (the “TE Marks”) outside of the TLV Territory along with Internet Uses rights and domain name registration rights for the TE Marks.
Railcar
On December 16, 2010, a complaint was filed by Steve Garvin, Deloris Garvin, and Garvin Enterprise, Inc. against ARI’s subsidiaries Southwest Steel I, LLC, Southwest Steel II, LLC and Southwest Steel III, LLC, d/b/a Southwest Steel Casting Co., in the District Court of Harris County, Texas, 295th Judicial District. On July 25, 2011, the complaint was amended to include ARI as a party to the litigation. The plaintiffs allege that ARI improperly used their former employees to source components from Chinese suppliers in contravention of contractual relationships among the parties and in a manner that compromised the plaintiffs’ relationships with the Chinese suppliers. The plaintiffs seek direct, consequential and other damages for breach of contract, tortious interference with an existing contract, trade secret misappropriation, civil conspiracy, civil theft, conversion and unfair competition. The plaintiffs also seek declaratory judgment with respect to the parties’ rights under certain agreements. The lawsuit is in the discovery stage and it is not currently possible to estimate the amount of the loss, if any, that could result from this case.
Metals
The Environmental Protection Agency, or EPA, has alleged that PSC Metals' scrap processing facility located in Cleveland, Ohio has violated the requirements of Section 608 of the Clean Air Act, 42 USC Section 761, which requires scrap processors to either recover refrigerants from appliances in accordance with the procedures described in the applicable federal regulations or verify through certifications that refrigerants have previously been evacuated. PSC Metals has entered into a consent decree with the EPA that resolves all claims against it. The consent decree will require PSC Metals to pay a civil penalty of $199,000 and includes injunctive relief that will require it to offer refrigerant extraction services at 11 of its scrap processing facilities for the next four years.  PSC Metals anticipates the settlement will become final sometime early in the fourth quarter of fiscal 2011. PSC Metals estimates that the cost associated with the required injunctive relief will range from $0.8 million to $1.7 million, exclusive of the civil penalty referenced above.
Home Fashion
We were defendants in two lawsuits, one in the federal courts in New York and one in the Delaware state courts, challenging, among other matters, the status of our ownership interests in the common and preferred stock of WPI (which was, at that time, a Delaware corporation). We (through Aretex LLC) had acquired ownership of a majority of the WPI common stock through a July 2005 Sale Order entered by the United States Bankruptcy Court for the Southern District of New York. Under that Sale Order, WPI acquired substantially all of the assets of WestPoint Stevens, Inc. The losing bidders at the Bankruptcy Court auction that led to the Sale Order challenged the Sale Order. In November 2005, the United States District Court for the Southern District of New York modified portions of the Sale Order in a manner that could have reduced our ownership of WPI stock below 50%. In its March 26, 2010 decision, the United States Court of Appeals for the Second Circuit held that we are entitled to own a majority of WPI's common stock, and thus have control of WPI. The Second Circuit ordered the Bankruptcy Court's Sale Order reinstated, to ensure that our percentage ownership of the common stock will be at least 50.5%. The Second Circuit ordered the District Court to remand the matter back to the Bankruptcy Court for further proceedings consistent with its ruling. On remand, the Bankruptcy Court entered an Order on December 6, 2010 implementing the Second Circuit's decision. On September 23, 2011, the Bankruptcy Court entered a stipulation dismissing the bankruptcy case, including an adversary proceeding against Aretex LLC and others, and allowing certain funds to be distributed to the first lien lenders.
There was also a proceeding in Delaware Chancery Court, brought by the same “losing bidders” who are parties to the case decided by the Second Circuit. After the ruling by the Second Circuit, the plaintiffs filed a modified third amended complaint in the Delaware case. In that complaint, the plaintiffs pled claims for breach of fiduciary duty (and aiding and abetting such alleged breach) against us, and against Icahn Enterprises Holdings, Carl C. Icahn and others, based on WPI's not having proceeded with a registration statement. The plaintiffs also asserted a contractual claim against WPI relating to the registration statement alleging that, because WPI did not proceed with the registration statement, the plaintiffs were unable to sell their securities in WPI, and sought to recover the diminution in the value of those securities. The plaintiffs also asserted a claim for unjust enrichment against all defendants, including us, WPI, Icahn Enterprises Holdings, Carl C. Icahn and others, based on claims that defendants were beneficiaries of a stay order allegedly improperly entered by the Bankruptcy Court. On November 3, 2010, the Chancery Court dismissed the modified third amended complaint in its entirety. The plaintiffs appealed to the Delaware Supreme Court. On August 3, 2011, the Delaware Supreme Court affirmed the judgment of the Chancery Court dismissing the modified third amended complaint, and thus dismissing the case, in its entirety.

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
Exhibit 101(1)
The following financial information from Icahn Enterprises' Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for each of the three and nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statement of Changes in Equity and Comprehensive Income for the nine months ended September 30, 2011, (iv) the Consolidated Statements of Cash Flows for each of the nine months ended September 30, 2011 and 2010, and (v) the Notes to the Consolidated Financial Statements.

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

Date:   November 2, 2011