Form 10-K
period 2011-12-31
ICAHN ENTERPRISES L.P.
filed 2012-03-12
CIK 813762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

Commission File Number 1-9516

ICAHN ENTERPRISES L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3398766
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

767 Fifth Avenue, Suite 4700 New York, NY 10153	(212) 702-4300
(Address of Principal Executive Offices) (Zip Code)	(Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Depositary Units Representing Limited Partner Interests	NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of depositary units held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing price of depositary units on the New York Stock Exchange Composite Tape on such date was approximately $272 million.
As of March 8, 2012, there were 99,161,952 depositary units outstanding.

ICAHN ENTERPRISES L.P.

i

PART I

Item 1. Business.
Business Overview
Icahn Enterprises L.P., or Icahn Enterprises, is a master limited partnership formed in Delaware on February 17, 1987. As of December 31, 2011, we are a diversified holding company owning subsidiaries engaged in the following continuing operating businesses: Investment, Automotive, Gaming, Railcar, Food Packaging, Metals, Real Estate and Home Fashion.
We own a 99% limited partner interest in Icahn Enterprises Holdings L.P., or Icahn Enterprises Holdings. Substantially all of our assets and liabilities are owned through Icahn Enterprises Holdings and substantially all of our operations are conducted through Icahn Enterprises Holdings and its subsidiaries. Icahn Enterprises G.P. Inc., or Icahn Enterprises GP, our sole general partner, owns a 1% general partnership interest in both Icahn Enterprises Holdings and us, representing an aggregate 1.99% general partnership interest in Icahn Enterprises Holdings and us. Icahn Enterprises GP is owned and controlled by Carl C. Icahn. As of December 31, 2011, affiliates of Mr. Icahn owned 79,238,262 of our depositary units, which represented approximately 92.6% of our outstanding depositary units. Refer to Part II, Item 5, “Market for Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities,” for further discussion.
In connection with a rights offering registered on Form S-3, which was declared effective on December 27, 2011, Mr. Icahn and his affiliates fully exercised their basic subscription rights and over-subscription rights to subscribe for our depositary units allocated to them in January 2012. Upon expiration of the rights offering, Mr. Icahn and his affiliates owned 92,233,846, or approximately 93.0%, of our outstanding depositary units. Refer to Note 19, "Subsequent Events," to our consolidated financial statements for further discussion.
As noted above, we conduct our operations through various continuing operating businesses. Segment and geographic information for our continuing operating businesses as of December 31, 2011 and 2010 and for each of the three years ended December 31, 2011 is presented in Note 14, “Segment and Geographic Reporting,” to the consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K.
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
Accountability in the Management of Our Businesses.   Our Principal Executive Officer is accountable directly to our board of directors, including the Chairman, and has day-to-day responsibility, in consultation with our Chairman, for general oversight of our business segments. We continually evaluate our operating subsidiaries with a view towards maximizing value and cost efficiencies, bringing an owner's perspective to our operating businesses. In each of these businesses, we assemble senior management teams with the expertise to run their businesses and boards of directors to oversee the management of those businesses. Each management team is responsible for the day-to-day operations of their businesses and directly accountable to its board of directors.
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

Investment
Background
Our Investment segment is comprised of certain interests that we purchased from Mr. Icahn on August 8, 2007 and the Investment Funds (as defined below). The acquisition of these interests from Mr. Icahn was accounted for as a combination of entities under common control and, therefore, we consolidated them on an as-if-pooling basis. Icahn Onshore LP (or the Onshore GP) and Icahn Offshore LP (or the Offshore GP and, together with the Onshore GP, the General Partners) act as general partner of Icahn Partners LP (the Onshore Fund) and the Offshore Master Funds (as defined herein). The General Partners provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds are not offered to outside investors. Interests in the Investment Funds had been previously offered only to certain sophisticated and qualified investors on the basis of exemptions from the registration requirements of the federal securities laws and were not (and still are not) publicly available. The “Offshore Master Funds” consist of (i) Icahn Partners Master Fund LP, or Master Fund I, (ii) Icahn Partners Master Fund II LP, or Master Fund II and (iii) Icahn Partners Master Fund III LP, or Master Fund III. The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the “Investment Funds.”
As more fully disclosed in a letter to investors in the Investment Funds filed with the SEC on Form 8-K on March 7, 2011, the Investment Funds returned all fee-paying capital to their investors during fiscal 2011. Payments were funded through cash on hand and borrowings under existing credit lines.
Strategy
The investment strategy of the General Partners is set and led by Mr. Icahn. The Investment Funds seek to acquire securities in companies that trade at a discount to inherent value as determined by various metrics, including replacement cost, break-up value, cash flow and earnings power and liquidation value.
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
The Investment Funds are often activist investors ready to take the steps necessary to seek to unlock value, including tender offers, proxy contests and demands for management accountability. The Investment Funds may employ a number of strategies and are permitted to invest across a variety of industries and types of securities, including long and short equities, long and short bonds, bank debt and other corporate obligations, options, swaps and other derivative instruments thereof, risk arbitrage and capital structure arbitrage and other special situations. The Investment Funds invest a material portion of their capital in publicly traded equity and debt securities of companies that the General Partners believe to be undervalued by the marketplace. The Investment Funds often take significant positions in the companies in which they invest.
Income
Effective April 1, 2011, the results of our Investment segment are primarily driven by the performance of the Investment Funds and our interests therein; the General Partners will no longer receive special profits interest allocations or incentive allocations. Prior to March 31, 2011, income from our Investment segment was principally derived from three sources: (1) special profits interest allocations; (2) incentive allocations; and (3) gains and losses from our interests in the Investment Funds.
Prior to March 31, 2011, incentive allocations generally ranged from 15% to 25% of the net profits (both realized and unrealized) generated by fee-paying investors in the Investment Funds and were generally subject to a “high watermark” (whereby the General Partners did not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods were recovered). In general, these allocations had been calculated and distributed to the General Partners annually other than incentive allocations earned as a result of investor redemption events during interim periods. For the period January 1, 2008 through March 31, 2011, the Investment Fund Limited Partnership Agreements provided that the applicable General Partner was eligible to receive a special profits interest allocation at the end of each calendar year from each applicable fee-paying capital account maintained at the Investment Fund. Special profits interest allocations ranged from 1.5% to 2.5% per annum and were allocated to the General Partners to the extent the Investment Funds had sufficient profits to cover such amounts.

Lock-up
As a result of returning all fee-paying assets during fiscal 2011, all existing lock-up provisions with respect to fee-paying assets are no longer applicable.
Affiliate Investments
We, along with the Investment Funds, have entered into a covered affiliate agreement pursuant to which we (and certain of our subsidiaries) agreed, in general, to be bound by certain restrictions on our investments in any assets that the General Partners deem suitable for the Investment Funds, other than government and agency bonds, cash equivalents and investments in non-public companies. We and our subsidiaries will not be restricted from making investments in the securities of certain companies in which Mr. Icahn or companies he controlled had an interest as of the date of the initial launch of the Investment Funds, and companies in which we had an interest on August 8, 2007, the date of our acquisition of the partnership interests, comprising the Investment business. We and our subsidiaries, either alone or acting together with a group, will not be restricted from (i) acquiring all or any portion of the assets of any public company in connection with a negotiated transaction or series of related negotiated transactions or (ii) engaging in a negotiated merger transaction with a public company and, pursuant thereto, conducting and completing a tender offer for securities of the company. In addition, Mr. Icahn and his affiliates (other than Icahn Enterprises, Icahn Enterprises Holdings and their subsidiaries) continue to have the right to co-invest with the Investment Funds. We have no interest in, nor do we generate any income from, any such co-investments, which have been and may continue to be substantial. The terms of the covered affiliate agreement may be amended, modified or waived with our consent and the consent of each of the Investment Funds, provided, however, that a majority of the members of an investor committee maintained for certain of the Investment Funds may (with our consent) amend, modify or waive any provision of the covered affiliate agreement with respect to any particular transaction or series of related transactions.
Employees
Our Investment business is supported by an experienced team of 20 professionals as of December 31, 2011, including an investment, legal and operations group. In many cases, team members have worked together successfully and have provided business, investing and legal services for a number of years with respect to the Investment Funds' operations.

Automotive
Background
During fiscal 2011, we acquired additional shares of common stock of Federal-Mogul Corporation, or Federal-Mogul. As of December 31, 2011, we owned approximately 77.2% of the outstanding common stock of Federal-Mogul.
Federal-Mogul is a leading global supplier of powertrain and safety technologies, serving the world's foremost original equipment manufacturers of automotive, light, medium and heavy-duty commercial vehicles, agricultural, marine, rail, aerospace, off-road and industrial applications, as well as the worldwide aftermarket. Federal-Mogul's leading technology and innovation, lean manufacturing expertise, as well as marketing and distribution deliver world-class products, brands and services with quality excellence at a competitive cost. Federal-Mogul is focused on a sustainable global profitable growth strategy, creating value and satisfaction for its customers, shareholders and employees. Federal-Mogul has established a global presence and conducts its operations through 169 manufacturing, distribution and technical facilities that are wholly or partially owned through subsidiaries and joint ventures. Federal-Mogul's business is organized into four product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket. Federal-Mogul offers its customers a diverse array of market-leading products for original equipment manufacturers and servicers, or OE, and replacement parts, or aftermarket, applications including pistons, piston rings, piston pins, cylinder liners, valve seats and guides, ignition products, dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, engine bearings, industrial bearings, bushings and washers, transmission components, brake disc pads, brake linings, brake blocks, element resistant systems protection sleeving products, acoustic shielding, flexible heat shields, brake system components, chassis products, wipers, fuel pumps and lighting.
Federal-Mogul has operations in 34 countries and, accordingly, all of Federal-Mogul's product groups derive sales from both domestic and international markets. The attendant risks of Federal-Mogul's international operations are primarily related to currency fluctuations, changes in local economic and political conditions, extraterritorial effects of U.S. laws such as the Foreign Corrupt Practices Act, and changes in laws and regulations.
Federal-Mogul derives significant sales from both the OE market and the aftermarket. Federal-Mogul seeks to participate in both of these markets by leveraging its OE product engineering and development capability, manufacturing excellence, and expertise to manage a broad and deep range of replacement parts to service the aftermarket. Federal-Mogul is a leading technology supplier and a market share leader in several product categories. Federal-Mogul believes that it is uniquely positioned to offer premium brands, OE replacement and entry/mid level products for all Global Aftermarket customers. Therefore, Federal-Mogul can be first to the aftermarket with new products, service expertise and customer support. As of December 31, 2011, Federal-Mogul had current OE products included on more than 300 global vehicle platforms and more than 700 global powertrains used in light, medium and heavy-duty vehicles. This broad range of vehicle and powertrain applications reinforces Federal-Mogul's belief in its unique market position.
Federal-Mogul is a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or the SEC, and is publicly available.
Strategy
Federal-Mogul's strategy is to develop and deliver leading technology and innovation which results in market share expansion in the OE market and aftermarket. Federal-Mogul assesses individual opportunities to execute its strategy based upon estimated sales and margin growth, cost reduction potential, internal investment returns and other criteria, and makes investment decisions on a case-by-case basis. Opportunities meeting or exceeding benchmark return criteria may be undertaken through research and development activities, acquisitions, joint ventures and other strategic alliances, or restructuring activities.
Research and Development
Federal-Mogul's research and development activities are conducted at its research and development locations. Within the United States, these centers are located in Skokie, Illinois; Ann Arbor, Michigan; Plymouth, Michigan; and Exton, Pennsylvania. Internationally, Federal-Mogul's research and development centers are located in Burscheid, Germany; Nuremberg, Germany; Wiesbaden, Germany; Bad Camberg, Germany; Chapel, United Kingdom; Crepy, France; Shanghai, China; Bangalore, India; and Yokohama, Japan.
Each of Federal-Mogul's business units is engaged in engineering, research and development efforts working closely with customers to develop custom solutions to meet their needs. Total expenditures for research and development activities, including product engineering and validation costs, were $172 million, $156 million and $140 million for the fiscal years ended December 31, 2011, 2010 and 2009, respectively.
Restructuring Activities
Federal-Mogul, as part of its sustainable global profitable growth strategy, has undertaken various restructuring activities to streamline its operations, consolidate and take advantage of available capacity and resources, and ultimately achieve cost reductions. These restructuring activities include efforts to integrate and rationalize businesses and to relocate manufacturing operations to best cost markets.
Federal-Mogul's restructuring activities are further discussed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 3, “Operating Units,” to the consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K.
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

•
Powertrain Sealing and Bearings.  Federal-Mogul is one of the world's leading sealing solutions and bearings providers. Product offerings include dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, engine bearings, industrial bearings, bushings and washers, sintered engine and transmission components, and metallic filters.

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

Industry
The automotive market; light, medium and heavy-duty commercial vehicle market; and energy, industrial and transport market sectors are comprised of two primary markets: the OE market, in which Federal-Mogul's products are used in the manufacture of new products and for manufacturer service replacement parts; and the aftermarket, in which Federal-Mogul's products are used as replacement parts for current production and previous models through the independent aftermarket or other service distribution channels.
The OE Market.  Demand for component parts in the OE market is generally a function of the number of new vehicles produced, which is driven by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment trends, regulatory requirements and trade agreements. Although OE demand is tied to planned vehicle production, parts suppliers also have the opportunity to grow through increasing their product content per vehicle, by increasing market share and by expanding into new or emerging markets. Companies with a global presence, leading technology and innovation, and advanced product engineering, manufacturing and customer support capabilities are best positioned to take advantage of these opportunities.
The Aftermarket Business.   Global Aftermarket products for current production and previous models are sold directly to a wide range of distributors, retail parts stores and mass merchants who distribute these products to professional service providers and “do-it-yourself” consumers. Demand for aftermarket products is driven by many factors, including the durability of OE parts, the number of vehicles in operation, the average age of the vehicle fleet and vehicle usage. Although the number of vehicles on the road and different models available continue to increase, the aftermarket has experienced softness due to increases in average useful lives of automotive parts resulting from continued technological advancements and resulting improvements in durability. More recently, some aftermarket product categories have been impacted by the growth of the midgrade segment due to customer and trade channel trends.
Customers
Federal-Mogul supplies OEs with a wide variety of technologically innovative parts, substantially all of which are manufactured by Federal-Mogul. Federal-Mogul's OE customers consist of automotive and heavy-duty vehicle manufacturers as well as agricultural, off-highway, marine, railroad, aerospace, high performance and industrial application manufacturers. Federal-Mogul has well-established relationships with substantially all major American, European and Asian automotive OEs.
Federal-Mogul's aftermarket customers include independent warehouse distributors who redistribute products to local parts suppliers, distributors of heavy-duty vehicular parts, engine rebuilders, retail parts stores and mass merchants. The breadth of Federal-Mogul's product lines, the strength of its leading brand names, marketing expertise, sizable sales force, and its distribution and logistics capability are central to the success of Federal-Mogul's Global Aftermarket operations.
No individual customer accounted for more than 5% of segment net sales during the fiscal year ended December 31, 2011, or fiscal 2011.
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
Raw Materials and Suppliers
Federal-Mogul purchases various raw materials and component parts for use in its manufacturing processes, including ferrous and non-ferrous metals, non-metallic raw materials, stampings, castings and forgings. Federal-Mogul also purchases parts manufactured by other manufacturers for sale in the aftermarket. Federal-Mogul has not experienced any significant shortages of raw materials, components or finished parts and normally does not carry inventories of raw materials or finished parts in excess of those reasonably required to meet its production and shipping schedules. In fiscal 2011, no outside supplier of Federal-Mogul provided products that accounted for more than 2% of Federal-Mogul's annual purchases.
Seasonality
Federal-Mogul's business is moderately seasonal because many North American customers typically close assembly plants for two weeks in July for model year changeovers, and for an additional week during the December holiday season. Customers in Europe historically shut down vehicle production during portions of July and August and one week in December. Shut-down periods in the rest of the world generally vary by country. The aftermarket experiences seasonal fluctuations in sales due to demands caused by weather and driving patterns. Historically, Federal-Mogul's sales and operating profits have been the strongest in its second quarter.

Employees
Federal-Mogul had approximately 45,000 employees as of December 31, 2011.
Various unions represent approximately 36% of Federal-Mogul's U.S. hourly employees and approximately 70% of Federal-Mogul's non-U.S. hourly employees. With the exception of two facilities in the United States, most of Federal-Mogul's unionized manufacturing facilities have their own contracts with their own expiration dates, and as a result, no contract expiration date affects more than one facility.
Impact of Environmental Regulations
Federal-Mogul's operations, consistent with those of the manufacturing sector in general, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environmental control activities did not have a material impact on Federal-Mogul's financial position or cash flows in fiscal 2011 and are not expected to have a material impact on Federal-Mogul's financial position or cash flows in fiscal 2012.
Intellectual Property
Federal-Mogul holds in excess of 5,000 patents and patent applications on a worldwide basis, of which more than 1,000 have been filed in the United States. Of the approximately 5,000 patents and patent applications, approximately 30% are in production use and/or are licensed to third parties, and the remaining 70% are being considered for future production use or provide a strategic technological benefit to Federal-Mogul.
Federal-Mogul does not materially rely on any single patent, nor will the expiration of any single patent materially affect Federal-Mogul's business. Federal-Mogul's current patents expire over various periods into the fiscal year ending December 31, 2033. Federal-Mogul is actively introducing and patenting new technology to replace formerly patented technology before the expiration of the existing patents. In the aggregate, Federal-Mogul's worldwide patent portfolio is materially important to its business because it enables Federal-Mogul to achieve technological differentiation from its competitors.
Federal-Mogul also maintains more than 6,000 active trademark registrations and applications worldwide. In excess of 90% of these trademark registrations and applications are in commercial use by Federal-Mogul or are licensed to third parties.

Gaming
Background
On March 8, 2010, or the Effective Date, Tropicana Entertainment, Inc., or Tropicana, completed the acquisition of certain assets of its predecessor, Tropicana Entertainment, LLC, and certain subsidiaries and affiliates thereof (together, the Predecessors) and Tropicana Resort and Casino-Atlantic City, or Tropicana AC. Such transactions, referred to as the Restructuring Transactions, were effected pursuant to the Joint Plan of Reorganization of Tropicana Entertainment, LLC, or Tropicana LLC, and Certain of Its Debtor Affiliates Under Chapter 11 of the Bankruptcy Code, filed with the United States Bankruptcy Court for the District of Delaware on January 8, 2009, as amended, or the Plan. As a result of the Restructuring Transactions pursuant to the Plan, the Investment Funds received shares of Tropicana common stock.
On November 15, 2010, the Investment Funds acquired 668,000 additional shares of Tropicana common stock. As a result of this purchase, the Investment Funds held, in the aggregate, 13,538,446 shares of Tropicana common stock, representing approximately 51.5% of the outstanding shares of Tropicana common stock. The additional purchase of shares of Tropicana common stock gave the Investment Funds a controlling interest and required us to consolidate Tropicana's financial results effective November 15, 2010, which now comprises our Gaming segment.
On April 29, 2011, the Investment Funds made a distribution-in-kind of 13,538,446 shares of Tropicana common stock with a value of $216 million to us in redemption of $216 million of our limited and general partner interests in the Investment Funds. The distribution transferred the ownership of the Tropicana common stock held by the Investment Funds directly to us. As a result of this transaction, we directly owned 51.5% of Tropicana's outstanding common stock.
During fiscal 2011, we acquired additional shares of Tropicana common stock.  As of December 31 2011, we owned approximately 65.1% of the total outstanding common stock of Tropicana.
In connection with Tropicana's completion of the Restructuring Transactions, Tropicana entered into a credit agreement, dated as of December 29, 2009, or the Exit Facility. Each of the Investment Funds was a lender under the Exit Facility and, in the aggregate, collectively held over 50% of the loans thereunder. On June 30, 2011, the Investment Funds made a distribution-in-kind of the loans under the Exit Facility with a value of $71 million to us in redemption of $71 million of our general partner interests in the Investment Funds. The distribution transferred the ownership of the loans under the Exit Facility held by the

Investment Funds directly to us. As a result of this transaction, we directly owned over 50% of the loans under the Exit Facility as of December 31, 2011.
Tropicana is an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. Tropicana primarily caters to local and regional guests to provide a fun and exciting gaming environment with high-quality and high-value lodging, dining, retail and entertainment amenities. Tropicana's properties offer a broad array of gaming options specifically tailored for its patrons in each market. Tropicana's U.S. properties include the following casinos:

•	Laughlin, Nevada - Tropicana Express Hotel and Casino and River Palms Hotel and Casino;

•	South Lake Tahoe, Nevada - Montbleu Casino Resort & Spa;

•	Atlantic City, New Jersey - Tropicana AC;

•	Evansville, Indiana - Casino Aztar Evansville;

•	Baton Rouge, Louisiana - Belle of Baton Rouge; and

•	Greenville, Mississippi - Bayou Caddy's Jubilee Casino and Lighthouse Point Casino.
Tropicana is a reporting company under the Exchange Act and files annual, quarterly and current reports, proxy statements and other information with the SEC and is publicly available.
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
In most markets, Tropicana competes directly with other casino facilities operating in the immediate and surrounding market areas, including casinos located on Native American reservations. In some markets, Tropicana faces competition from nearby markets in addition to direct competition within its market areas.
We believe competition in existing markets has intensified over the last several years due to new markets opening for development, overall challenging economic conditions and decreased spending on leisure activities. Many casino operators have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of Tropicana's competitors has increased competition in many markets in which it competes, and Tropicana expects this intense competition to continue.
Tropicana's operating results can be adversely affected by costs associated with advertising and promotions and complimentary services to patrons, the amount and timing of which may be affected by the policies of its properties' competitors and their efforts to keep pace with them. Going forward, if Tropicana's operating revenues are insufficient to allow it to match the promotions of competitors, the number of its casino patrons may decline, which may have a material adverse effect on its financial performance. In addition, some of Tropicana's competitors have greater financial resources than it has, and as a result Tropicana may not be able to successfully compete with them in the future.
Trademarks
Tropicana uses a variety of trade names, service marks and trademarks and has all the rights and licenses necessary to conduct its continuing operations. Tropicana has registered several service marks and trademarks with the U.S. Patent and Trademark Office or otherwise acquired the licenses to use those that are material to the conduct of its business. Tropicana owns the following federally registered trademarks or service marks which are material to its business: MontBleu, Aztar, Trop, Tropicana, Belle of Baton Rouge, Trop Advantage and the Quarter at Tropicana. See Item 3, Legal Proceedings, for further discussion.
Seasonality
Tropicana's cash flows from operating activities are seasonal in nature. Operating results are traditionally the strongest in the third quarter and traditionally the weakest during the fourth quarter. Any excess cash flows achieved from operations during the peak seasons are used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar.
Governmental Regulation
The ownership and operation of Tropicana's gaming facilities are subject to pervasive regulation under the laws and regulations of each of the states in which it operates as well as in Aruba where Tropicana operates a temporary casino. Plans for a permanent casino are under development. Gaming laws generally are based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local revenues derived through taxes and licensing fees imposed on the gaming industry participants as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish procedures to ensure that participants in the gaming industry meet certain standards of character and fitness.
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
Other Regulations
Tropicana is subject to various federal, state and local laws and regulations. These laws and regulations include, but are not limited to, reporting and record-keeping requirements, review and approval of gaming authorities of certain transactions, restrictions and conditions concerning alcoholic beverages, environmental matters, currency transactions, employees, taxation, zoning and building codes, marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect Tropicana's business.
Employees
As of December 31, 2011, Tropicana had approximately 6,700 employees and had collective bargaining agreements with several unions covering approximately 2,600 of those employees, substantially all of whom are employed at Tropicana AC, Belle of Baton Rouge and Casino Aztar Evansville. Tropicana considers its employee relations to be good, although it periodically experiences challenges in negotiating collective bargaining agreements with certain unions. In September 2011, a collective bargaining agreement with UNITE HERE Local 54 covering approximately 1,100 employees at Tropicana AC expired and Tropicana AC is presently operating without an agreement with this union. Tropicana cannot assure you that it will be able to enter into a new collective bargaining agreement with UNITE HERE Local 54 or renegotiate the other collective bargaining agreements with other unions currently in effect.

Railcar
Background
On January 15, 2010, we acquired a 54.3% controlling interest in American Railcar Industries, Inc., or ARI, from affiliates of Mr. Icahn. The acquisition of ARI has been treated as an acquisition of an entity under common control that requires us to consolidate the financial results of ARI on an as-if-pooling basis. During fiscal 2011, we acquired additional shares of ARI common stock. As of December 31, 2011, we owned approximately 55.5% of the total outstanding common stock of ARI.
Business
ARI is a leading North American designer and manufacturer of hopper and tank railcars. ARI also leases, repairs and refurbishes railcars, provides fleet management services and designs and manufactures certain railcar and industrial components. ARI provides its railcar customers with integrated solutions through a comprehensive set of high-quality products and related services.
ARI operates in two business groups: manufacturing operations and railcar services. Manufacturing operations consist of railcar manufacturing, railcar leasing and railcar and industrial component manufacturing. Railcar services consists of railcar repair, refurbishment, engineering and fleet management services.
ARI is a reporting company under the Exchange Act and files annual, quarterly and current reports, proxy statements and other information with the SEC and is publicly available.
Customers
ARI's primary customers include companies that purchase railcars for lease by third parties, or leasing companies, industrial companies and those that use railcars for freight transport, or shippers, and Class I railroads. In servicing this customer base, ARI believes its integrated railcar repair, refurbishment and fleet management services and its railcar components manufacturing business help it further penetrate the general railcar manufacturing market. In addition, ARI now offers its customers the opportunity to lease railcars. These products and services provide ARI with cross-selling opportunities and insights into its customers' railcar needs that they use to improve its products and services and enhance its reputation.
Products and Services
ARI designs, manufactures and sells special, customized and general purpose railcars and a wide range of components primarily for the North American railcar and industrial markets. In addition, ARI offers railcars for lease. ARI also supports the railcar industry through a variety of integrated railcar services, including repair, maintenance, consulting, engineering and fleet management services.
ARI primarily manufactures two types of railcars, hopper railcars and tank railcars, but has the ability to produce additional railcar types. ARI also manufactures various components for railcar and industrial markets.
ARI offers customers the option to lease its railcars through various leasing options, including full service leases. Maintenance of leased railcars can be provided, in part, through its railcar repair and refurbishment facilities.
ARI's railcar services group focuses on repair services, engineering and field services, and fleet management services. Its primary customers for services provided by this group are leasing companies and shippers of tank and specialty hopper railcars. ARI's service offerings cover entire railcar fleets, including equipment manufactured by other companies. ARI's railcar services provide it insight into its customers' railcar needs. ARI uses this knowledge to improve its service and product offerings.
Competition
The railcar manufacturing industry has historically been extremely competitive. ARI competes primarily with Trinity Industries, Inc., or Trinity, The Greebrier Companies, Inc., or Greenbrier, and National Steel Car Limited in the hopper railcar market and with Trinity, Greenbrier and Union Tank Car Company in the tank railcar market. Competitors have expanded and may continue to expand their capabilities in ARI's core railcar markets.
Employees
As of December 31, 2011, ARI had 2,413 full-time employees in various locations throughout the United States and Canada, of which approximately 14.3% were covered by domestic collective bargaining agreements at two of ARI's repair facilities and at its Texas steel foundry.

Food Packaging
Background
On January 15, 2010, we acquired a 71.4% controlling interest in Viskase Companies, Inc., or Viskase, from affiliates of Mr. Icahn. The acquisition of Viskase has been treated as an acquisition of an entity under common control that requires us to consolidate the financial results of Viskase on an as-if-pooling basis.
Business
Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase operates seven manufacturing facilities and ten distribution centers throughout North America, Europe, South America and Asia. Viskase provides value-added support services relating to these products for some of the world's largest global consumer products companies. Viskase believes it is one of the two largest worldwide producers of non-edible cellulosic casings for processed meats and one of the three largest manufacturers of non-edible fibrous casings.
Business Strategy
Viskase's business strategy is to continue to improve operational efficiencies, product quality and throughput by upgrading existing production facilities and adding resources in high growth markets through new capital investments. Viskase has been successful in implementing production cost-savings initiatives and will continue to pursue similar opportunities that enhance its profitability and competitive positioning as a leader in the casing market. Opportunities to reduce extrusion, shirring and printing waste are also feasible at several of Viskase's facilities through upgraded equipment and an ongoing effort to redefine product mix.
International
Viskase has five manufacturing or finishing facilities located outside the continental United States: Monterrey, Mexico; Beauvais, France; Thâon-les-Vosges, France; Caronno, Italy; and Guarulhos, Brazil. Viskase is currently constructing a finishing facility in Clark Freeport Zone, Philippines and continues to explore opportunities to expand in emerging markets. Net sales from customers located outside the United States represented approximately 71% of its total net sales in fiscal 2011. Viskase's operations in France are responsible for distributing products, directly or through distributors, in Europe, Africa, the Middle East and parts of Asia. While overall consumption of processed meat products in North America and Western Europe is stable, there is a potential for market growth in Eastern Europe, South America and the Asia Pacific region.
Employees
As of December 31, 2011, Viskase had 1,831 employees worldwide, including approximately 490 employees covered under collective bargaining agreements.

Metals
Background

We conduct our Metals segment through PSC Metals Inc., or PSC Metals, our indirectly wholly owned subsidiary.  PSC Metals is principally engaged in the business of collecting, processing and selling ferrous and non-ferrous metals, as well as the processing and distribution of steel pipe and plate products.

PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms, and supplies the recycled metals to its customers, including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. These services are provided through PSC Metals' recycling facilities located in nine states. PSC Metals' ferrous products include busheling, plate and structural, shredded, sheared and bundled scrap metal and other purchased scrap metal such as turnings (steel machining fragments), cast furnace iron and broken furnace iron. PSC Metals processes the scrap into a size, density and purity required by customers to meet their production needs. PSC Metals also processes non-ferrous metals including aluminum, copper, brass, stainless steel and nickel-bearing metals. Non-ferrous products are a significant raw material in the production of aluminum and copper alloys used in manufacturing. PSC Metals also operates a steel products business that includes the supply of secondary plate and structural grade pipe that is sold into niche markets for counterweights, piling and foundations, construction materials and infrastructure end-markets.

The distressed global economic conditions that began in the second half of fiscal 2008 continued to challenge the steel market in fiscal 2011. Although steel mill operating rates improved in fiscal 2011 compared to fiscal 2010, demand and pricing for scrap continued to be volatile and ferrous margins for most of fiscal 2011 were weak, most notably in prime grade scrap markets where global supply of prime grade and prime grade substitutes such as pig iron exceeded demand. We cannot predict whether, or how long, current market conditions will continue to persist. PSC Metals believes its cost structure is in line with the current market environment.
The Ferrous Scrap Metal Business
PSC Metals purchases processed and unprocessed ferrous scrap metal from various sources, including individuals and traditional scrap yards as well as industrial manufacturers who recycle the scrap from their metal-forming processes and steel mills who look to PSC Metals to remarket secondary product they would otherwise scrap. PSC Metals sets the price paid to its suppliers based on market factors such as the demand and price for processed material and on the underlying metal content of the scrap material being purchased. Changes in scrap prices could cause the collection rates of scrap to increase (when prices are higher) or decrease (when prices are lower). The variation in prices and collection rates can have a significant effect on sales volumes through PSC Metals' scrap yards. Scrap material is processed in PSC Metals' recycling yards where it is shredded, cut, broken, sheared, sorted and classified for use as raw material in the steel-making process. PSC Metals then sells processed ferrous scrap to end-users such as steel producing mini-mills and integrated steel makers and foundries, as well as brokers who aggregate materials for other large users. Additionally, a significant amount of valuable, non-ferrous metal is also recovered as a by-product of the shredding process, which is sold separately as discussed below.

The Non-ferrous Scrap Metal Business
The primary non-ferrous commodities that PSC Metals recycles are aluminum, copper, brass, stainless steel and other nickel-bearing metals. The geographic markets for non-ferrous scrap tend to be larger than those for ferrous scrap due to the higher selling prices of non-ferrous metals relative to their weight, which justify the cost of shipping over greater distances. Non-ferrous scrap is typically sold on a spot basis, either directly or through brokers, to intermediate or end-users, which include smelters, foundries and aluminum sheet and ingot manufacturers. Prices for non-ferrous scrap are driven by demand for finished non-ferrous metal goods and by the general level of economic activity, with prices generally related to the price of the primary metal on the London Metals Exchange, Chicago Mercantile Exchange or the New York Commodity Exchange.
Strategy
PSC Metals is focused on growing and diversifying its core ferrous business; improving operating efficiencies through better use of its assets; lowering its cost structure; and continuing to expand its non-ferrous business through both acquisitions and organic growth. PSC Metals seeks to acquire companies that will enable it to increase and maintain a consistent supply of scrap; improve operating density and capture efficiencies associated with an appropriate level of vertical integration.
Raw Materials/Competition
The scrap metal recycling industry is highly competitive, cyclical in nature and commodity-based. Operating results tend to reflect and be amplified by changes in general global economic conditions, which in turn drive domestic and overseas manufacturing and the consumption of scrap in the production of steel and foundry products. The demand for product and production activity of PSC Metals' scrap consumers drives market pricing levels in PSC Metals' ferrous and non-ferrous scrap sales. Demand is driven by mill production schedules related to regional manufacturing requirements and service center stocking levels. Due to its low price-to-weight ratio, raw ferrous scrap is generally purchased locally. Ferrous scrap prices are local and regional in nature. Where there are overlapping regional markets, however, the prices do not tend to differ significantly between the regions due to the ability of companies to ship scrap metal from one region to another. The most significant limitation on the size of the geographic market for the procurement of ferrous scrap is the transportation cost. This leads to significant fluctuations in demand and pricing for PSC Metals' products. The steel products business is less cyclical but is affected by the rate of secondary product generated by steel mills generating these products and the market demands in plate and pipe markets.
Customers
PSC Metals had four customers in fiscal 2011 that represented approximately 32% of its net sales, one of which individually accounted for 14% of our Metals segment's net sales. No other customer accounted for more than 10% of our Metals segment's net sales in fiscal 2011.
Employees
As of December 31, 2011, PSC Metals had 1,238 employees, including 141 employees covered by collective bargaining agreements.

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
Our property development and resort operations are run primarily through Bayswater Development LLC, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family houses, multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of approximately 324 and 870 units of residential housing, respectively. Both developments operate golf and resort activities as well. Our long-term investment horizon and operational expertise allow us to acquire properties with limited current income and complex entitlement and development issues.

Strategy
Our Real Estate business strategy is based on our long-term investment outlook. We maximize the value of our commercial lease portfolio through effective management of existing properties and disposal of assets on an opportunistic basis. We continue to market our remaining residential product while scaling back on new construction as the residential market continues to experience an unprecedented downturn. In keeping with the Real Estate business' strategy of investing capital to grow existing operations, we actively pursue prudent acquisitions of additional commercial and residential properties at favorable prospective returns.
Seasonality
Resort operations are highly seasonal with peak activity in Cape Cod from June to September and in Florida from November to March. Sales activity for our real estate developments in Cape Cod and New York typically peak in late winter and early spring, while in Florida our peak selling season is during the winter months.
Employees
Our Real Estate segment had 232 employees as of December 31, 2011, which fluctuates due to the seasonal nature of certain of our businesses. No employees are covered by collective bargaining agreements.

Home Fashion
Background
We conduct our Home Fashion operations through our indirect wholly owned subsidiary, WestPoint International, LLC (f/k/a WestPoint International, Inc., as described below), or WPI, a manufacturer and distributor of home fashion consumer products based in New York, New York. On August 8, 2005, WPI and its subsidiaries completed the purchase of substantially all the assets of WestPoint Stevens Inc., or WPS, and certain of its subsidiaries pursuant to an asset purchase agreement, or the Purchase Agreement, approved by The United States Bankruptcy Court for the Southern District of New York in connection with Chapter 11 proceedings of WPS. WPS was a premier manufacturer and marketer of bed and bath home fashions supplying leading U.S. retailers and institutional customers. Before the asset purchase transaction, WPI did not have any operations.
On August 8, 2005, we acquired 13.2 million, or 67.7%, of the 19.5 million outstanding common shares of WPI. We consolidated the results of WPI effective August 8, 2005. Pursuant to the asset purchase agreement between WPI and WPS, rights to subscribe for an additional 10.5 million shares of common stock at a price of $8.772 per share were allocated among former creditors of WPS.
On December 20, 2006, we acquired: (a) 1,000,000 shares of Series A-1 Preferred Stock of WPI for a purchase price of $100 per share, for an aggregate purchase price of $100.0 million and (b) 1,000,000 shares of Series A-2 Preferred Stock of WPI for a purchase price of $100 per share, for an aggregate purchase price of $100.0 million. Each of the Series A-1 and Series A-2 Preferred Stock had a 4.5% annual dividend, which was payable quarterly. For the first two years after issuance, the dividends were to be paid in the form of additional preferred stock. Thereafter, the dividends were to be paid in cash or in additional preferred stock at the option of WPI. Each of the Series A-1 and Series A-2 Preferred Stock was convertible into common shares of WPI at a rate of $10.50 per share, subject to certain anti-dilution provisions; provided, however, that under certain circumstances, $92.1 million of the Series A-2 Preferred Stock may have been converted at a rate of $8.772 per share.
Effective October 1, 2011, West Point International, Inc. converted to a Delaware limited liability company through a merger with its wholly owned subsidiary formed for such purpose, with such subsidiary surviving the merger being named WestPoint International, LLC.
During fiscal 2011, we acquired additional shares of WPI common stock. On December 22, 2011, two of our subsidiaries which hold WPI's common and preferred stock respectively merged with and into WPI with WPI surviving the merger. As a result of the merger, among other things, (i) we became the sole owner of WPI, (ii) shares of Series A-1 and Series A-2 Preferred Stock ceased to exist, (iii) any subscription rights to purchase WPI common stock were cancelled and (iv) minority stockholders of WPI became entitled to receive $3.05 per share for their common stock of WPI. As of December 31, 2011, we owned 100% of the total outstanding common shares of WPI.
Business
WPI's business consists of manufacturing, sourcing, marketing, distributing and selling home fashion consumer products. WPI differentiates itself in the home fashion textile industry based on its nearly 200-year reputation for providing its customers with: (1) a full assortment of home fashion products; (2) good customer service; (3) a superior value proposition; and (4) branded and private label products with strong consumer recognition. WPI markets a broad range of manufactured and sourced bed, bath, basic bedding and kitchen textile products, including sheets, pillowcases, bedspreads, quilts, comforters and duvet covers, featherbeds, bath and beach towels, bath accessories, bed skirts, bed pillows, flocked blankets, woven blankets and throws, mattress pads, kitchen towels and kitchen accessories. WPI continues to serve substantially all the former customers of WPS, as well as new customers using assets acquired from WPS, and subsequent acquisition and joint venture assets, and through sourcing activities.
WPI manufactures and sources its products in a wide assortment of colors and patterns from a variety of fabrics, including chambray, twill, sateen, and from a variety of fibers, including cotton, synthetics and cotton blends. WPI seeks to position its business as a single-source supplier to retailers of home fashion products, offering a broad assortment of products across multiple price points. WPI believes that product and price point breadth allows it to provide a comprehensive product offering for each major distribution channel.
Beginning in the third quarter of fiscal 2010 through the first half of fiscal 2011, a global shortage of cotton and cotton yarn forced WPI to pay significantly more for those materials. The shortages resulted from weather problems in both Pakistan and China, which decreased cotton production and caused these countries, as well as other countries in the region, to decrease exports to protect domestic supplies. Furthermore, the shortages resulted in the unwillingness of many producers to enter into long-term supply agreements, which resulted in increased price volatility. These shortages also resulted in increased prices for other raw materials, including polyester and nylon. The increases in production costs in recent periods have negatively affected WPI's operating margins and decreased demand. WPI has not been able to pass all these cost increases to its customers through increased prices and, as a result, the margins on WPI's products decreased in fiscal 2011. To the extent WPI increases the prices of its products to take into account WPI's increased costs, WPI's sales may be negatively affected. The shortages may also impact the availability of raw materials, thereby adversely impacting the timing and volume of WPI's sales. Although the cotton market had stabilized by the second half of fiscal 2011, the price increases in cotton nevertheless negatively impacted sales of our products.
WPI has transitioned the majority of its manufacturing to low-cost countries and continues to maintain its corporate offices and certain distribution operations in the United States.
Strategy
Beginning with its purchase of the assets of WestPoint Stevens in 2005, WPI has been focused on restructuring its business by reducing costs and improving profitability.  WPI's restructuring process has taken several years and remains on-going.  These actions have included moving manufacturing operations overseas, reducing labor costs, attempting to source goods at lower prices and addressing unfavorable licensing arrangements. WPI has also been focused on significant restructuring in the United States, which has included streamlining its merchandising, sales and customer service divisions.
WPI believes its principal manufacturing facility in Bahrain allows it to benefit from competitive labor rates, attractive incentives, low energy costs and a favorable tax treaty.  WPI currently has one U.S. manufacturing plant and two distribution centers and WPI regularly reviews the possibility of implementing additional cost-saving measures.
Brands, Trademarks and Licenses
WPI markets its products under trademarks, brand names and private labels, which it uses as merchandising tools to assist its customers in coordinating their product offerings and differentiating their products from those of their competitors.
WPI manufactures and sells its own branded line of home fashion products consisting of merchandise bearing registered trademarks that include WestPoint Home, Grand Patrician, Martex, Luxor and Vellux.
In addition, some of WPI's home fashion products are manufactured and sold pursuant to licensing agreements under designer and brand names that include, among others, Lauren Ralph Lauren, IZOD, Caribbean Joe and Hanes.
Private label brands, also known as “store brands,” are controlled by individual retail customers through use of their own brands or through an exclusive license or other arrangement with brand owners. Private label brands provide retail customers with a way to promote consumer loyalty, as the brand is owned and controlled by WPI's retail customers and not by WPI. As WPI's customer base has experienced consolidation, there has been an increasing focus on proprietary branding strategies.
The percentage of WPI's net sales derived from the sale of private label branded and unbranded products for fiscal 2011 was approximately 36%. For fiscal 2011, the percentage of WPI net sales derived from sales under brands it owns and controls was approximately 26%, and the percentage of WPI net sales derived from sales under brands owned by third parties pursuant to licensing arrangements with WPI was approximately 38%.
Customers
WPI sells its home fashion products to catalog retailers, chain stores, mass merchants, department stores, specialty stores and warehouse clubs, both domestically and internationally. During fiscal 2011, WPI had seven customers that accounted for approximately 63% of its net sales. During fiscal 2011, WPI had two customers that represented approximately 13% and 12%, respectively, of its total net sales.
Competition
The home fashion industry is fragmented and highly competitive. Future success will, to a large extent, depend on WPI's ability to be a competitive low-cost producer. WPI competes with both foreign and domestic companies on, among other factors, the basis of price, quality, design and customer service. WPI may also face competition in the future from companies that are currently third-party suppliers to WPI. Future success depends on the ability to remain competitive in the areas of marketing, product development, price, quality, brand names, manufacturing capabilities, distribution and order processing.
Employees
As of December 31, 2011, WPI employed 629 employees in the United States and 1,496 employees abroad, for a total of 2,125 employees worldwide.

Holding Company
We seek to invest our available cash and cash equivalents in liquid investments with a view to enhancing returns as we continue to assess further acquisitions of, or investments in, operating businesses.
As of December 31, 2011, we had interests in the Investment Funds for which no special profits interest allocations or incentive allocations are applicable. The total value of these interests was approximately $3.1 billion at December 31, 2011, with a gain of $871 million, excluding special profits interest allocation and incentive allocations, for fiscal 2011, which is eliminated in consolidation. These amounts are reflected in the Investment Funds' net assets and earnings. We may redeem our direct investment in the Investment Funds on a quarterly basis with at least 65 days' notice.
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
Our Website and Access to Filed Reports
We maintain a website at www.ielp.com. We provide access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports free of charge through this website as soon as reasonably practicable after such material is electronically filed with the SEC. In addition, paper copies of annual and periodic reports filed with the SEC may be obtained free of charge upon written request by contacting our headquarters at the address located on the front cover of this report or under Investor Relations on our website.

Item 1A. Risk Factors.
Risks Relating to Our Structure

Our general partner and its control person could exercise their influence over us to your detriment.
Mr. Icahn, through affiliates, owns 100% of Icahn Enterprises GP, our general partner, and approximately 92.6% of our outstanding depositary units as of December 31, 2011, and, as a result, has the ability to influence many aspects of our operations and affairs. Icahn Enterprises GP also is the general partner of Icahn Enterprises Holdings.
In addition, if Mr. Icahn were to sell, or otherwise transfer, some or all of his interests in us to an unrelated party or group, a change of control could be deemed to have occurred under the terms of the indenture governing our senior notes, which would require us to offer to repurchase all outstanding senior notes at 101% of their principal amount plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase and (ii) our senior unsecured variable rate convertible notes whereby each holder would have the option to require all or a portion of their notes to be repurchased in cash by us. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of notes.
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
The market for our equity securities may be subject to disruptions that could cause substantial volatility in their prices. In general, the recent global economic crisis has caused substantial market volatility and unrest. Any such disruptions or future volatility may adversely affect the value of your securities.
Future cash distributions to our unitholders, if any, can be affected by numerous factors.
While we made cash distributions in each of the four quarters of fiscal 2011, the payment of future distributions will be determined by the board of directors of Icahn Enterprises GP, our general partner, quarterly, based on a review of a number of factors, including those described below and other factors that it deems relevant at the time that declaration of a distribution is considered.
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
We conduct our businesses through Icahn Enterprises Holdings in several states. Maintenance of limited liability will require compliance with legal requirements of those states. We are the sole limited partner of Icahn Enterprises Holdings. Limitations on the liability of a limited partner for the obligations of a limited partnership have not clearly been established in several states. If it were determined that Icahn Enterprises Holdings has been conducting business in any state without compliance with the applicable limited partnership statute or the possession or exercise of the right by the partnership, as limited partner of Icahn Enterprises Holdings, to remove its general partner, to approve certain amendments to the Icahn Enterprises Holdings partnership agreement or to take other action pursuant to the Icahn Enterprises Holdings partnership agreement, constituted “control” of Icahn Enterprises Holdings' business for the purposes of the statutes of any relevant state, Icahn Enterprises and/or unitholders, under certain circumstances, might be held personally liable for Icahn Enterprises Holdings' obligations to the same extent as our general partner. Further, under the laws of certain states, Icahn Enterprises might be liable for the amount of distributions made to Icahn Enterprises by Icahn Enterprises Holdings.
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
Our current businesses and businesses that we acquire may not generate sufficient cash to service our debt. In addition, we may not generate sufficient cash flow from operations or investments and future borrowings may not be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Approximately $1.2 billion of indebtedness will come due in the three-year period ending December 31, 2014, which includes interest on our senior notes, and principal and interest on our convertible notes and mortgages payable. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
We are a holding company and depend on the businesses of our subsidiaries to satisfy our obligations.
We are a holding company. In addition to cash and cash equivalents, U.S. government and agency obligations and other short-term investments, our assets consist primarily of investments in our subsidiaries. Moreover, if we make significant investments in operating businesses, it is likely that we will reduce the liquid assets at Icahn Enterprises and Icahn Enterprises Holdings in order to fund those investments and the ongoing operations of our subsidiaries and in the Investment Funds. Consequently, our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units likely will depend on the cash flow of our subsidiaries, returns on our interests in the Investment Funds and the payment of funds to us by our subsidiaries in the form of dividends, distributions, loans or otherwise.
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
During fiscal 2010, we issued $1,050 million aggregate principal amount of 7.750% senior notes due 2016, or the 2016 Notes, and $1,450 million aggregate principal amount of 8% senior notes due 2018, or the 2018 Notes (and, together with the 2016 Notes, referred to herein as the Initial Notes) in a private placement not registered under the Securities Act of 1933, as amended, or the Securities Act. On January 17, 2012 and February 6, 2012, we issued an aggregate of $700 million principal amount of the 2018 Notes, or the Additional 2018 Notes, in private placements not registered under the Securities Act. The Additional 2018 Notes constitute the same series of securities as the 2018 Notes for purposes of the indenture governing the notes and will vote together on all matters with such series. The Additional 2018 Notes have substantially identical terms as the 2018 Notes. The Initial Notes and Additional 2018 Notes were issued pursuant to an indenture dated as of January 15, 2010 by us and Icahn Enterprises Finance Corp., or Icahn Enterprises Finance, as co-issuer. The proceeds from the sale of the Initial Notes were used in part to repay the existing senior unsecured 7.125% notes due 2013, or the 2013 Notes, and the senior unsecured 8.125% notes due 2012, or the 2012 Notes. The proceeds from the sale of the Additional 2018 Notes will be used for general corporate purposes.
We and Icahn Enterprises Holdings may incur additional indebtedness if we comply with certain financial tests contained in the indentures that govern our senior notes. However, our subsidiaries other than Icahn Enterprises Holdings are not subject to any of the covenants contained in the indentures governing our senior notes. If new debt is added to our and our subsidiaries' current levels, the related risks that we, and they, now face could intensify. In addition, under the indenture governing our senior notes, certain important events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a change of control.
As of December 31, 2011, based on covenants in the indenture governing our senior notes, we were permitted to incur approximately $1.3 billion in additional indebtedness. This amount does not factor in the Additional 2018 Notes issued on

January 17, 2012 and February 6, 2012 as noted above.
Our failure to comply with the covenants contained under any of our debt instruments, including the indentures governing our outstanding senior notes, including our failure as a result of events beyond our control, could result in an event of default which would materially and adversely affect our financial condition.
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
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 92.6% of our outstanding depositary units as of December 31, 2011. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation, or the PBGC, against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn's affiliates, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC, is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of December 31, 2011. If the plans were voluntarily terminated, they would be underfunded by approximately $112 million. These results are based on the most recent information provided by the plans' actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group that includes us may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans.
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
From time to time, legislative proposals have been introduced that, if enacted, could have a material and adverse effect on us. These proposals have included taxing publicly traded partnerships engaged in the Investment segment, such as us, as corporations and introducing substantive changes to the definition of qualifying income, which could make it more difficult or impossible to for us to meet the exception that allows publicly traded partnerships generating qualifying income to be treated as partnerships (rather than corporations) for U.S. federal income tax purposes. It is unclear when or if such legislation would be introduced, whether or not such legislation would be enacted, what specific provisions would be included or what the effective date would be, and as a result the ultimate impact on us of such legislation is uncertain. It is possible that if carried interest legislation were enacted we would be treated as an association, taxable as a corporation, which would materially increase our taxes. As an alternative, we might be required to restructure our operations, and possibly dispose of certain businesses, in order to avoid or mitigate the impact of any such legislation.
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
If we discover significant deficiencies in our internal controls over financial reporting or at any recently acquired entity, it may adversely affect our ability to provide timely and reliable financial information and satisfy our reporting obligations under federal securities laws, which also could affect the market price of our depositary units or our ability to remain listed on the NASDAQ Global Select Market, or NASDAQ.
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
To the extent that any material weakness or significant deficiency exists in our consolidated subsidiaries' internal control over financial reporting, such material weakness or significant deficiency may adversely affect our ability to provide timely and reliable financial information necessary for the conduct of our business and satisfaction of our reporting obligations under federal securities laws, that could affect our ability to remain listed on NASDAQ. Ineffective internal and disclosure controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our depositary units or the rating of our debt.
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

Risks Relating to Our Business
General
In addition to the following risk factors specific to each of our businesses, all of our businesses are subject to the effects of the following:

•	the threat of terrorism;

•	loss of any of our or our subsidiaries' key personnel;

•	the unavailability, as needed, of additional financing; and

•	the unavailability of insurance at acceptable rates.

Global economic conditions may have adverse impacts on our businesses and financial condition.
Changes in economic conditions could adversely affect our financial condition and results of operations. A number of economic factors, including, but not limited to, consumer interest rates, consumer confidence and debt levels, retail trends, housing starts, sales of existing homes, the level and availability of mortgage refinancing, and commodity prices, may generally adversely affect our businesses, financial condition and results of operations. Recessionary economic cycles, higher and protracted unemployment rates, increased fuel and other energy and commodity costs, rising costs of transportation and increased tax rates can have a material adverse impact on our businesses, and may adversely affect demand for sales of our businesses' products, or the costs of materials and services utilized in their operations. These factors could have a material adverse effect on our revenues, income from operations and our cash flows.

Investment
Our Investment segment may be materially and negatively affected by adverse conditions in the global financial markets and the economy generally.
There is significant risk that conditions in the global financial markets and the economy generally could deteriorate and experience volatility and illiquidity and these conditions could continue for a significant period of time. In the event that some or all of these conditions occur, the Investment Funds could be materially and adversely affected in many different ways. Furthermore, difficult market conditions may also increase the risk of default with respect to debt investments held by the Investment Funds. Many other factors beyond the control of our Investment segment may adversely affect the Investment Funds, including, without limitation, rising interest rates, inflation, terrorism or political uncertainty.
The historical financial information for our Investment segment is not necessarily indicative of its future performance.
The financial results of our Investment segment are primarily driven by the performance of the Investment Funds and our interests therein. The historical consolidated financial information contained elsewhere in this Annual Report on Form 10-K is not indicative of the future financial results of our Investment segment. In particular, with respect to the historical returns of our Investment segment:

•	past favorable market conditions and profitable investment opportunities may not occur in the future; and

•	future returns may be affected by the risks described elsewhere in this Annual Report on Form 10-K, including risks of the industries and businesses in which a particular fund invests.
Successful execution of the Investment Funds' activist investment activities involves many risks, certain of which are outside of our control.
The success of the Investment Funds' investment strategy may require, among other things: (i) that our Investment segment properly identify companies whose securities prices can be improved through corporate and/or strategic action or successful restructuring of their operations; (ii) that the Investment Funds acquire sufficient securities of such companies at a sufficiently attractive price; (iii) that the Investment Funds avoid triggering anti-takeover and regulatory obstacles while aggregating their positions; (iv) that management of portfolio companies and other security holders respond positively to our proposals; and (v) that the market price of portfolio companies' securities increases in response to any actions taken by the portfolio companies. We cannot assure you that any of the foregoing will succeed.
The Investment Funds' investment strategy involves numerous and significant risks, including the risk that we may lose some or all of our investments in the Investment Funds. This risk may be magnified due to concentration of investments and investments in undervalued securities.
Our Investment segment's revenue depends on the investments made by the Investment Funds. There are numerous and significant risks associated with these investments, certain of which are described in this risk factor and in other risk factors set forth herein.
Certain investment positions in which the Investment Funds may have an interest may be illiquid. The Investment Funds may own restricted or non-publicly traded securities and securities traded on foreign exchanges. These investments could prevent the Investment Funds from liquidating unfavorable positions promptly and subject the Investment Funds to substantial losses.
At any given time, the Investment Funds' assets may become highly concentrated within a particular company, industry, asset category, trading style or financial or economic market. In that event, the Investment Fund's investment portfolio will be more susceptible to fluctuations in value resulting from adverse economic conditions affecting the performance of that particular company, industry, asset category, trading style or economic market than a less concentrated portfolio would be. As a result, the Investment Funds' investment portfolio could become concentrated and its aggregate return may be volatile and may be affected substantially by the performance of only one or a few holdings.
The Investment Funds seek to invest in securities that are undervalued. The identification of investment opportunities in undervalued securities is a difficult task, and there are no assurances that such opportunities will be successfully recognized or acquired. While investments in undervalued securities offer the opportunity for above-average capital appreciation, these investments involve a high degree of financial risk and can result in substantial losses. Returns generated from the Investment Funds' investments may not adequately compensate for the business and financial risks assumed.
From time to time, the Investment Funds may invest in bonds or other fixed income securities, such as commercial paper and higher yielding (and, therefore, higher risk) debt securities. It is likely that a major economic recession could severely disrupt the market for such securities and may have a material adverse impact on the value of such securities. In addition, it is likely that any such economic downturn could adversely affect the ability of the issuers of such securities to repay principal and pay interest thereon and increase the incidence of default for such securities.

For reasons not necessarily attributable to any of the risks set forth in this Annual Report on Form 10-K (for example, supply/demand imbalances or other market forces), the prices of the securities in which the Investment Funds invest may decline substantially. In particular, purchasing assets at what may appear to be undervalued levels is no guarantee that these assets will not be trading at even more undervalued levels at a future time of valuation or at the time of sale.
The prices of financial instruments in which the Investment Funds may invest can be highly volatile. Price movements of forward and other derivative contracts in which the Investment Funds' assets may be invested are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies. The Investment Funds are subject to the risk of failure of any of the exchanges on which their positions trade or of their clearinghouses.
The use of leverage in investments by the Investment Funds may pose a significant degree of risk and may enhance the possibility of significant loss in the value of the investments in the Investment Funds.
The Investment Funds may leverage their capital if their general partners believe that the use of leverage may enable the Investment Funds to achieve a higher rate of return. Accordingly, the Investment Funds may pledge its securities in order to borrow additional funds for investment purposes. The Investment Funds may also leverage its investment return with options, short sales, swaps, forwards and other derivative instruments. The amount of borrowings that the Investment Funds may have outstanding at any time may be substantial in relation to their capital. While leverage may present opportunities for increasing the Investment Funds' total return, leverage may increase losses as well. Accordingly, any event that adversely affects the value of an investment by the Investment Funds would be magnified to the extent such fund is leveraged. The cumulative effect of the use of leverage by the Investment Funds in a market that moves adversely to the Investment Funds' investments could result in a substantial loss to the Investment Funds that would be greater than if the Investment Funds were not leveraged. There is no assurance that leverage will be available on acceptable terms, if at all.
In general, the use of short-term margin borrowings results in certain additional risks to the Investment Funds. For example, should the securities pledged to brokers to secure any Investment Fund's margin accounts decline in value, the Investment Funds could be subject to a “margin call,” pursuant to which it must either deposit additional funds or securities with the broker, or suffer mandatory liquidation of the pledged securities to compensate for the decline in value. In the event of a sudden drop in the value of any of the Investment Funds' assets, the Investment Funds might not be able to liquidate assets quickly enough to satisfy its margin requirements.
Any of the Investment Funds may enter into repurchase and reverse repurchase agreements. When the Investment Funds enters into a repurchase agreement, it “sells” securities issued by the U.S. or a non-U.S. government, or agencies thereof, to a broker-dealer or financial institution, and agrees to repurchase such securities for the price paid by the broker-dealer or financial institution, plus interest at a negotiated rate. In a reverse repurchase transaction, the Investment Fund “buys” securities issued by the U.S. or a non-U.S. government, or agencies thereof, from a broker-dealer or financial institution, subject to the obligation of the broker-dealer or financial institution to repurchase such securities at the price paid by the Investment Funds, plus interest at a negotiated rate. The use of repurchase and reverse repurchase agreements by any of the Investment Funds involves certain risks. For example, if the seller of securities to the Investment Funds under a reverse repurchase agreement defaults on its obligation to repurchase the underlying securities, as a result of its bankruptcy or otherwise, the Investment Funds will seek to dispose of such securities, which action could involve costs or delays. If the seller becomes insolvent and subject to liquidation or reorganization under applicable bankruptcy or other laws, the Investment Funds' ability to dispose of the underlying securities may be restricted. Finally, if a seller defaults on its obligation to repurchase securities under a reverse repurchase agreement, the Investment Funds may suffer a loss to the extent it is forced to liquidate its position in the market, and proceeds from the sale of the underlying securities are less than the repurchase price agreed to by the defaulting seller.
The financing used by the Investment Funds to leverage its portfolio will be extended by securities brokers and dealers in the marketplace in which the Investment Funds invest. While the Investment Funds will attempt to negotiate the terms of these financing arrangements with such brokers and dealers, its ability to do so will be limited. The Investment Funds are therefore subject to changes in the value that the broker-dealer ascribes to a given security or position, the amount of margin required to support such security or position, the borrowing rate to finance such security or position and/or such broker-dealer's willingness to continue to provide any such credit to the Investment Funds. Because the Investment Funds currently have no alternative credit facility which could be used to finance its portfolio in the absence of financing from broker-dealers, it could be forced to liquidate its portfolio on short notice to meet its financing obligations. The forced liquidation of all or a portion of the Investment Funds' portfolios at distressed prices could result in significant losses to the Investment Funds.
The possibility of increased regulation could result in additional burdens on our Investment segment. Changes in tax law could adversely affect us.
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Reform Act, was enacted into law. The Reform Act would have required one or more entities within our Investment segment to be registered with the SEC by March 2012 as an investment adviser under the Investment Advisers Act of 1940, and would have imposed certain reporting and other requirements on such registered entity or entities. However, we will not be required to register with the SEC as a result of the return of fee-paying capital, as described elsewhere in this Annual Report on Form 10-K. The Reform Act requires additional rulemaking by the SEC that could impact such entities or other affiliated entities. We cannot predict the effect on us of such rulemaking at this time.
The regulatory environment in which our Investment segment operates is subject to further regulation in addition to the rules already promulgated. Our Investment segment may be adversely affected by the enactment of new or revised regulations, or changes in the interpretation or enforcement of rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Such changes may limit the scope of investment activities that may be undertaken by the Investment Funds' managers. Any such changes could increase the cost of our Investment segment's doing business and/or materially adversely impact our profitability. Additionally, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, other regulators and self-regulatory organizations and exchanges have taken and are authorized to take extraordinary actions in the event of market emergencies. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Investment Funds and the Investment segment could be substantial and adverse.
In addition, legislative proposals have been introduced that, if enacted, could have a material and adverse effect on us. These proposals have included taxing publicly traded partnerships engaged in the Investment segment, such as us, as corporations and introducing substantive changes to the definition of qualifying income, which could make it more difficult or impossible to for us to meet the exception that allows publicly traded partnerships generating qualifying income to be treated as partnerships (rather than corporations) of U.S. federal income tax purposes. It is unclear when or if such legislation would be introduced, whether or not such legislation would be enacted, what specific provisions would be included or what the effective date would be, and as a result the ultimate impact on us of any such legislation is uncertain. It is possible that if carried interest legislation were enacted we would be treated as an association, taxable as a corporation, which would materially increase our taxes. As an alternative, we might be required to restructure our operations, and possibly dispose of certain businesses, in order to avoid or mitigate the impact of any such legislation. We currently cannot predict the outcome of such legislative proposals, including, if enacted, their impact on our operations and financial position
The failure of Mr. Icahn to participate in the management of the Investment Funds could have a material adverse effect on the Investment Funds and on us.
The success of the Investment Funds depends upon the ability of our Investment segment to develop and implement investment strategies that achieve the Investment Funds' investment objectives. Subjective decisions made by employees of our Investment segment may cause the Investment Funds to incur losses or to miss profit opportunities on which the Investment Funds would otherwise have capitalized. In the event that Mr. Icahn ceases to participate in the management of the Investment Funds, the consequences to the Investment Funds and our interest in them could be material and adverse and could lead to the premature termination of the Investment Funds. The loss of Mr. Icahn could, therefore, ultimately result in a loss of substantially all of the earnings of our Investment segment.
The Investment Funds make investments in companies we do not control.
Investments by the Investment Funds include investments in debt or equity securities of publicly traded companies that we do not control. Such investments may be acquired by the Investment Funds through open market trading activities or through purchases of securities from the issuer. These investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which our Investment segment disagree or that the majority of stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve the best interests of the Investment Funds. In addition, the Investment Funds may make investments in which it shares control over the investment with co-investors, which may make it more difficult for it to implement its investment approach or exit the investment when it otherwise would. If any of the foregoing were to occur, the values of the investments by the Investment Funds could decrease and our Investment segment revenues could suffer as a result.
The ability to hedge investments successfully is subject to numerous risks.
The Investment Funds may utilize financial instruments, both for investment purposes and for risk management purposes in order to (i) protect against possible changes in the market value of the Investment Funds' investment portfolios resulting from fluctuations in the securities markets and changes in interest rates; (ii) protect the Investment Funds' unrealized gains in the value of its investment portfolios; (iii) facilitate the sale of any such investments; (iv) enhance or preserve returns, spreads or gains on any investment in the Investment Funds' portfolio; (v) hedge the interest rate or currency exchange rate on any of the Investment Funds' liabilities or assets; (vi) protect against any increase in the price of any securities our Investment segment anticipate purchasing at a later date; or (vii) for any other reason that our Investment segment deems appropriate.
The success of any hedging activities will depend, in part, upon the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the portfolio investments being hedged. However, hedging techniques may not always be possible or effective in limiting potential risks of loss. Since the characteristics of many securities change as markets change or time passes, the success of our Investment segment's hedging strategy will also be subject to the ability of our Investment segment to continually recalculate, readjust and execute hedges in an efficient and timely manner. While the Investment Funds may enter into hedging transactions to seek to reduce risk, such transactions may result in a poorer overall performance for the Investment Funds than if it had not engaged in such hedging transactions. For a variety of reasons, the Investment Funds may not seek to establish a perfect correlation between the hedging instruments utilized and the portfolio holdings being hedged. Such an imperfect correlation may prevent the Investment Funds from achieving the intended hedge or expose the Investment Funds to risk of loss. The Investment Funds do not intend to seek to hedge every position and may determine not to hedge against a particular risk for various reasons, including, but not limited to, because they do not regard the probability of the risk occurring to be sufficiently high as to justify the cost of the hedge. Our Investment segment may not foresee the occurrence of the risk and therefore may not hedge against all risks.
We are subject to third-party litigation risks attributable to our Investment segment that could result in significant liabilities that could adversely affect our Investment operations.
Some of the tactics that the Investment Funds may use involve litigation. The Investment Funds could be a party to lawsuits that they initiate or that are initiated by a company in which the Investment Funds invest, other shareholders, or state and federal governmental bodies. There can be no assurance that litigation, once begun, would be resolved in favor of the Investment Funds.
In addition, we will be exposed to risk of litigation by third parties or government regulators if our Investment segment's management of the Investment Funds is alleged to constitute gross negligence, willful misconduct or dishonesty or breach of contract or organizational documents or to violate applicable law. In such actions, we would be obligated to bear legal, settlement and other costs (which may exceed our available insurance coverage). In addition, our rights to indemnification from the applicable Investment Funds may be challenged.
Certain of the Investment Funds are incorporated or formed under the laws of the Cayman Islands. Cayman Islands laws, particularly with respect to shareholder rights, partner rights and bankruptcy, may differ from the laws of the United States and could possibly change to the detriment of the Investment Funds.
The Investment Funds may invest in companies that are based outside of the United States, which may expose the Investment Funds to additional risks not typically associated with investing in companies that are based in the United States.
Investments in securities of non-U.S. issuers (including non-U.S. governments) and securities denominated or whose prices are quoted in non-U.S. currencies pose, to the extent not successfully hedged, currency exchange risks (including blockage, devaluation and non-exchangeability), as well as a range of other potential risks, which could include expropriation, confiscatory taxation, imposition of withholding or other taxes on dividends, interest, capital gains or other income, political or social instability, illiquidity, price volatility and market manipulation. In addition, less information may be available regarding securities of non-U.S. issuers, and non-U.S. issuers may not be subject to accounting, auditing and financial reporting standards and requirements comparable to, or as uniform as, those of U.S. issuers. Transaction costs of investing in non-U.S. securities markets are generally higher than in the United States. There is generally less government supervision and regulation of exchanges, brokers and issuers than there is in the United States. The Investment Funds may have greater difficulty taking appropriate legal action in non-U.S. courts. Non-U.S. markets also have different clearance and settlement procedures which in some markets have at times failed to keep pace with the volume of transactions, thereby creating substantial delays and settlement failures that could adversely affect the Investment Funds' performance. Investments in non-U.S. markets may result in imposition of non-U.S. taxes or withholding on income and gains recognized with respect to such securities. There can be no assurance that adverse developments with respect to such risks will not materially adversely affect the Investment Funds' investments that are held in certain countries or the returns from these investments.
The Investment Funds invest in distressed securities, as well as bank loans, asset backed securities and mortgage backed securities.
The Investment Funds may invest in securities of U.S. and non-U.S. issuers in weak financial condition, experiencing poor operating results, having substantial capital needs or negative net worth, facing special competitive or product obsolescence problems, or that are involved in bankruptcy or reorganization proceedings. Investments of this type may involve substantial financial, legal and business risks that can result in substantial, or at times even total, losses. The market prices of such securities are subject to abrupt and erratic market movements and above-average price volatility. It may take a number of years for the market price of such securities to reflect their intrinsic value. In liquidation (both in and out of bankruptcy) and other forms of corporate insolvency and reorganization, there exists the risk that the reorganization either will be unsuccessful (due to, for example, failure to obtain requisite approvals), will be delayed (for example, until various liabilities, actual or contingent, have been satisfied) or will result in a distribution of cash, assets or a new security the value of which will be less than the purchase price to the Investment Funds of the security in respect to which such distribution was made and the terms of which may render such security illiquid.
The Investment Funds' investments are subject to numerous additional risks, certain of which are described below.

•
Generally, there are few limitations set forth in the governing documents of the Investment Funds on the execution of their investment activities, which are subject to the sole discretion of our Investment segment.

•
The Investment Funds may buy or sell (or write) both call options and put options, and when it writes options, it may do so on a covered or an uncovered basis. When the Investment Funds sell (or write) an option, the risk can be substantially greater than when it buys an option. The seller of an uncovered call option bears the risk of an increase in the market price of the underlying security above the exercise price. The risk is theoretically unlimited unless the option is covered. If it is covered, the Investment Funds would forego the opportunity for profit on the underlying security should the market price of the security rise above the exercise price. Swaps and certain options and other custom instruments are subject to the risk of non-performance by the swap counterparty, including risks relating to the creditworthiness of the swap counterparty, market risk, liquidity risk and operations risk.

•
The ability of the Investment Funds to execute a short selling strategy may be materially adversely impacted by temporary and/or new permanent rules, interpretations, prohibitions and restrictions adopted in response to adverse market events. Regulatory authorities may from time-to-time impose restrictions that adversely affect the Investment Funds' ability to borrow certain securities in connection with short sale transactions. In addition, traditional lenders of securities might be less likely to lend securities under certain market conditions. As a result, the Investment Funds may not be able to effectively pursue a short selling strategy due to a limited supply of securities available for borrowing.

•
The Investment Funds may engage in short-selling, which is subject to a theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. The Investment Funds may be subject to losses if a security lender demands return of the borrowed securities and an alternative lending source cannot be found or if the Investment Funds are otherwise unable to borrow securities that are necessary to hedge its positions. There can be no assurance that the Investment Funds will be able to maintain the ability to borrow securities sold short. There also can be no assurance that the securities necessary to cover a short position will be available for purchase at or near prices quoted in the market.

•
The Investment Funds may effect transactions through over-the-counter or interdealer markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight as are members of exchange-based markets. This exposes the Investment Funds to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Investment Fund to suffer a loss. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Investment Funds have concentrated its transactions with a single or small group of its counterparties. The Investment Funds are not restricted from dealing with any particular counterparty or from concentrating any or all of the Investment Funds' transactions with one counterparty.

•
Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by other institutions. This systemic risk may materially adversely affect the financial intermediaries (such as prime brokers, clearing agencies, clearing houses, banks, securities firms and exchanges) with which the Investment Funds interact on a daily basis.

•
The efficacy of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. The Investment Funds' trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the Investment Funds might only be able to acquire some but not all of the components of the position, or if the overall positions were to need adjustment, the Investment Funds might not be able to make such adjustment. As a result, the Investment Funds may not be able to achieve the market position selected by our Investment segment and might incur a loss in liquidating their position.

•
The Investment Funds assets may be held in one or more accounts maintained for the Investment Fund by its prime broker or at other brokers or custodian banks, which may be located in various jurisdictions. The prime broker, other brokers (including those acting as sub-custodians) and custodian banks are subject to various laws and regulations in the relevant jurisdictions in the event of their insolvency. Accordingly, the practical effect of these laws and their application to the Investment Funds' assets may be subject to substantial variations, limitations and uncertainties. The insolvency of any of the prime brokers, local brokers, custodian banks or clearing corporations may result in the loss of all or a substantial portion of the Investment Funds' assets or in a significant delay in the Investment Funds having access to those assets.

•
The Investment Funds may invest in synthetic instruments that will usually have a contractual relationship only with the counterparty of the synthetic security. In the event of the insolvency of any counterparty, the Investment Funds' recourse will be limited to the collateral, if any, posted by the counterparty and, in the absence of collateral, the Investment Funds will be treated as a general creditor of the counterparty. While the Investment Funds expects that returns on a synthetic financial instrument may reflect those of each related reference obligation, as a result of the terms of the synthetic financial instrument and the assumption of the credit risk of the counterparty, a synthetic financial instrument may have a different expected return, a different (and potentially greater) probability of default and different expected loss and recovery characteristics following a default. Upon the occurrence of a credit event, maturity, acceleration or other termination of a synthetic financial instrument, the terms of the synthetic financial instrument may permit or require the counterparty to satisfy its obligations under the synthetic financial instrument by delivering to the Investment Funds one or more deliverable obligations (which may not be the reference obligation) or a cash payment (which may be less than the then-current market value of the reference obligation). In addition, a synthetic financial instrument may provide for early termination at a price based upon a marked-to-market valuation, which may be less than the principal or notional amount of the synthetic security. the Investment Funds may also invest in credit default swaps. The credit default swap market is rapidly evolving and substantial changes to the terms and conditions under which these financial instruments are traded have recently been revised. Additional revisions and regulatory reform should also be expected in the near future.

Automotive
Adverse conditions in the automotive market adversely affect demand for Federal-Mogul's products and expose Federal-Mogul to credit risks of its customers.
Federal-Mogul's revenues are closely tied to global OE automobile sales, production levels and independent aftermarket parts replacement activity. The OE market is characterized by short-term volatility, with overall expected long-term growth in global vehicle sales and production. Automotive production in the local markets served by Federal-Mogul can be affected by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment trends, regulatory and legislative oversight requirements and trade agreements. A variation in the level of automobile production would affect not only sales to OE customers but, depending on the reasons for the change, could impact demand from aftermarket customers. In addition, the aftermarket has become increasingly competitive. Our Automotive operations could be adversely affected if Federal-Mogul fails to respond in a timely and appropriate manner to changes in the demand for its products.
Accounts receivable potentially subject Federal-Mogul to concentrations of credit risk. Federal-Mogul's customer base includes virtually every significant global automotive manufacturer, numerous Tier 1 automotive suppliers and a large number of distributors and installers of automotive aftermarket parts.
Federal-Mogul's operations in foreign countries exposes our Automotive segment to risks related to economic and political conditions, currency fluctuations and import/export restrictions.
Federal-Mogul has manufacturing and distribution facilities in many countries. International operations are subject to certain risks including:

•	exposure to local economic conditions;

•	exposure to local political conditions (including the risk of seizure of assets by foreign governments);

•	currency exchange rate fluctuations (including, but not limited to, material exchange rate fluctuations, such as devaluations) and currency controls;

•	export and import restrictions; and

•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting inappropriate payments.
The likelihood of such occurrences and their potential effect on our Federal-Mogul are unpredictable and vary from country to country.
Certain of Federal-Mogul's operating entities report their financial condition and results of operations in currencies other than the U.S. dollar (including, but not limited to Brazilian real, British pound, Chinese yuan renminbi, Czech crown, euro, Indian rupee, Mexican peso, Polish zloty, Russian ruble, South Korean won and Swedish krona). In reporting its consolidated statements of operations, Federal-Mogul translates the reported results of these entities into U.S. dollars at the applicable exchange rates. As a result, fluctuations in the dollar against foreign currencies will affect the value at which the results of these entities are included within Federal-Mogul's consolidated results.

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
As of December 31, 2011, Federal-Mogul had approximately $2.8 billion of outstanding indebtedness. Federal-Mogul is permitted by the terms of its debt instruments to incur substantial additional indebtedness, subject to the restrictions therein. Federal-Mogul's inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its debt obligations on commercially reasonable terms, would have a material adverse effect on our Automotive operations.
Federal-Mogul's indebtedness could:

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
A significant portion of Federal-Mogul's indebtedness accrues interest at variable rates. To the extent market interest rates rise, the cost of Federal-Mogul's debt would increase, adversely affecting our Automotive operations.
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
The automotive industry is highly competitive and Federal-Mogul's success depends upon its ability to compete effectively in the market.
Federal-Mogul operates in an extremely competitive industry, driven by global vehicle production volumes and part replacement trends. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. In addition, customers continue to require periodic price reductions that require Federal-Mogul to continually assess, redefine and improve its operations, products and manufacturing capabilities to maintain and improve profitability. Federal-Mogul's management continues to develop and execute initiatives to meet the challenges of the industry and to achieve its strategy; however, there can be no assurance that Federal-Mogul will be able to compete effectively in the automotive market.
Federal-Mogul's pension obligations and other post-employment benefits could adversely impact its operating margins and cash flows.
The automotive industry, like other industries, continues to be impacted by the rising cost of providing pension and other post-employment benefits. In addition, Federal-Mogul sponsors certain defined benefit plans worldwide that are underfunded and will require cash payments. If the performance of the assets in the pension plans does not meet our expectations, or other actuarial assumptions are modified, Federal-Mogul's required contributions may be higher than it expects.
Federal-Mogul's restructuring activities may not result in the anticipated synergies and cost savings.
It is possible that the achievement of expected synergies and cost savings associated with restructuring activities will require additional costs or charges to earnings in future periods. It is also possible that the expected synergies may not be achieved. Any costs or charges could adversely impact our Automotive operations.
Certain disruptions in supply of and changes in the competitive environment for raw materials could adversely affect Federal-Mogul's operating margins and cash flows.
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
In recent periods there have been significant fluctuations in the prices of aluminum, copper, lead, nickel, platinum, resins, steel, other base metals and energy that have had and may continue to have an unfavorable impact on Federal-Mogul's business. Any continued fluctuations in the price or availability of energy and materials may have an adverse effect on our Automotive operations. To address increased costs associated with these market forces, a number of Federal-Mogul's suppliers have implemented surcharges on existing fixed price contracts. Without the surcharge, some suppliers claim they will be unable to provide adequate supply. Competitive and marketing pressures may limit Federal-Mogul's ability to pass some of the supply and material cost increases onto its customers and may prevent Federal-Mogul from doing so in the future. Furthermore, Federal-Mogul's customers are generally not obligated to accept price increases that Federal-Mogul may desire to pass along to them. This inability to pass on price increases to customers when material prices increase rapidly or to significantly higher than historic levels could adversely affect its operating margins and cash flow, possibly resulting in lower operating income and profitability.
Federal-Mogul's hedging activities to address commodity price fluctuations may not be successful in offsetting future increases in those costs or may reduce or eliminate the benefits of any decreases in those costs.
In order to mitigate short-term variation in operating results due to the aforementioned commodity price fluctuations, Federal-Mogul hedges a portion of near-term exposure to certain raw materials used in production processes, primarily natural gas, copper, nickel, tin, zinc, high-grade aluminum and aluminum alloy. The results of Federal-Mogul's hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures.
Federal-Mogul's hedging activities are not designed to mitigate long-term commodity price fluctuations and, therefore, will not protect from long-term commodity price increases. Federal-Mogul's future hedging positions may not correlate to actual energy or raw materials costs, which would cause acceleration in the recognition of unrealized gains and losses on hedging positions in operating results.
Federal-Mogul is subject to a variety of environmental, health and safety laws and regulations and the cost of complying, or Federal-Mogul's failure to comply, with such requirements may have a material adverse effect on our Automotive operations.
Federal-Mogul is subject to a variety of federal, state and local environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous waste materials, or otherwise relating to the protection of public and employee health, safety and the environment. These laws and regulations expose Federal-Mogul to liability for the environmental condition of its current facilities, and also may expose Federal-Mogul to liability for the conduct of others or for Federal-Mogul's actions that were in compliance with all applicable laws at the time these actions were taken. These laws and regulations also may expose Federal-Mogul to liability for claims of personal injury or property damage related to alleged exposure to hazardous or toxic materials in foreign countries. Despite Federal-Mogul's intention to be in compliance with all such laws and regulations, Federal-Mogul cannot guarantee that it will at all times be in compliance with all such requirements. The cost of complying with these requirements may also increase substantially in future years. If Federal-Mogul violates or fails to comply with these requirements, Federal-Mogul could be fined or otherwise sanctioned by regulators. These requirements are complex, change frequently and may become more stringent over time, which could have a material adverse effect on its business.
Federal-Mogul's failure to maintain and comply with environmental permits that it is required to maintain could result in fines or penalties or other sanctions and have a material adverse effect on its operations or results. Future events, such as new environmental regulations or changes in or modified interpretations of existing laws and regulations or enforcement policies, newly discovered information or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on our Automotive operations.
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
Various patent, copyright, trade secret and trademark laws afford only limited protection and may not prevent Federal-Mogul's competitors from duplicating its products or gaining access to its proprietary information and technology. These means also may not permit Federal-Mogul to gain or maintain a competitive advantage.
Any of Federal-Mogul's patents may be challenged, invalidated, circumvented or rendered unenforceable. Federal-Mogul cannot guarantee that it will be successful should one or more of its patents be challenged for any reason and countries outside the United States may diminish the protection of its patents. If Federal-Mogul's patent claims are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded to Federal-Mogul's products could be impaired, which could significantly impede Federal-Mogul's ability to market its products, negatively affect its competitive position and materially adversely affect our Automotive operations.
Federal-Mogul's pending or future patent applications may not result in an issued patent. Additionally, newly issued patents may not provide Federal-Mogul with meaningful protection against competitors or against competitive technologies. Courts in the United States and in other countries may invalidate Federal-Mogul's patents or find them unenforceable. Competitors may also be able to design around Federal-Mogul's patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. If these developments were to occur, it could have an adverse effect on its sales. If Federal-Mogul's intellectual property rights are not adequately protected, it may not be able to commercialize its technologies, products or services and its competitors could commercialize its technologies, which could result in a decrease in Federal-Mogul's sales and market share, and could materially adversely affect our Automotive operations.
Federal-Mogul's products could infringe the intellectual property rights of others, which may lead to litigation that could itself be costly, could result in the payment of substantial damages or royalties, and could prevent Federal-Mogul from using technology that is essential to its products.
Federal-Mogul cannot guarantee that its products, manufacturing processes or other methods do not infringe the patents or other intellectual property rights of third parties. Infringement and other intellectual property claims and proceedings brought against Federal-Mogul, whether successful or not, could result in substantial costs and harm its reputation. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of its business. In addition, intellectual property litigation or claims could force Federal-Mogul to do one or more of the following:

•	cease selling or using any of products that incorporate the asserted intellectual property, which would adversely affect Federal-Mogul's revenue;

•	pay substantial damages for past use of the asserted intellectual property;

•	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and

•
redesign or rename, in the case of trademark claims, products to avoid infringing the intellectual property rights of third parties, which may not be possible and could be costly and time-consuming if it is possible to do.

In the event of an adverse determination in an intellectual property suit or proceeding, or Federal-Mogul's failure to license essential technology, Federal-Mogul's sales could be harmed and its costs could increase, which could materially adversely affect our Automotive operations.
Federal-Mogul may be exposed to certain regulatory and financial risks related to climate change.

Climate change is continuing to receive ever increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which could lead to additional legislative and regulatory efforts to limit greenhouse gas emissions. The focus on emissions could increase costs associated with Federal-Mogul's operations, including costs for raw materials and transportation. Because the scope of future laws in this area is uncertain, we cannot predict the potential impact of such laws on our operations' future consolidated financial condition, results of operations or cash flows.

Gaming
Intense competition exists and is growing in the gaming industry and Tropicana may not be able to compete effectively, which could negatively affect our Gaming operations.
The gaming industry is highly competitive for both customers and employees, including those at the management level. Tropicana faces increasing intense competition with numerous casinos and hotel casinos of varying quality and size in market areas where its properties are located. Tropicana also competes with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses and could compete with any new forms of gaming that exist or may be legalized in the future, including on-line gaming. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity and may soon include virtual casinos having entirely different cost structures and game offerings. In most markets, Tropicana competes directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, Tropicana faces competition from nearby markets in addition to direct competition within its market areas as well as the threat from new, emerging markets.
In 2010, Tropicana AC implemented a new marketing strategy to target high-end table game players to counter the increased competition from Pennsylvania and other surrounding markets. Casino revenues can vary because of table game hold percentage and differences in the odds for different table games. High-end play may lead to greater fluctuations in our table game hold percentage and, as a result, we may experience greater revenue and earnings fluctuation between reporting periods due to this marketing strategy.
In recent years, competition in existing markets has intensified. For example, competition with the Atlantic City market has increased with Pennsylvania and Delaware commencing live table game operations in fiscal 2010, two new casinos opening in September 2010 and January 2011 in Maryland, a new casino opening in New York in late fiscal 2011 and a new competitor in Atlantic City to open in the spring of fiscal 2012. In addition, Tropicana's competitors have invested in expanding their existing facilities and developing new facilities. Tropicana's subsidiaries, on the other hand, historically have been subject to limitations on capital expenditures resulting from the Chapter 11 Cases. Tropicana's ability to invest in its properties going forward may continue to be constrained, and it may not be able to compete effectively with casinos that have been modernized or recently expanded.
Furthermore, competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from our properties and thus adversely affect our business. Such internet wagering services are generally illegal under federal law but operate from overseas locations, and are nevertheless sometimes accessible to domestic gamblers. Some states are considering legislation to legalize intrastate internet wagering. There are also proposals that would specifically legalize internet gaming under federal law.
The expansion of existing casino entertainment properties, the increase in the number of gaming opportunities, the potential emergence of legal internet gaming and the aggressive marketing strategies of many of Tropicana's competitors have also increased competition in many markets in which it competes, and Tropicana expects this intense competition to continue.
If Tropicana's competitors operate more successfully than it does, if they are more successful than Tropicana in attracting and retaining employees, if their properties are enhanced or expanded, if additional hotels and casinos are established in and around the locations in which Tropicana conducts business, or if on-line gaming is permitted and conducted in any of its markets, Tropicana may lose market share or the ability to attract or retain employees. In particular, the expansion of casino gaming in or near any geographic area from which Tropicana attracts or expects to attract a significant number of its customers could materially adversely affect our Gaming operations.
The casino, hotel and resort industry is capital intensive and Tropicana may not be able to finance expansion and renovation projects, which could put it at a competitive disadvantage.
Tropicana's properties have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. Because of the bankruptcies, the Predecessors and Tropicana AC deferred renovations and capital improvements. Tropicana also needs to make capital expenditures to comply with applicable laws and regulations.
Renovations and other capital improvements of Tropicana's properties require significant capital expenditures. In addition, renovations and capital improvements of its properties usually generate little or no cash flow until the project is completed. Tropicana may not be able to fund such projects solely from cash provided from its operating activities. Consequently, it relies upon the availability of debt or equity capital to fund renovations and capital improvements and its ability to carry them out will be limited if Tropicana cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. No assurances can be made that Tropicana will be able to obtain additional equity or debt financing or that it will be able to obtain such financing on favorable terms. Tropicana's failure to renovate its gaming properties may put it at a competitive disadvantage, which could have a materially adverse effect on our Gaming segment.
Renovations and other capital improvements may disrupt Tropicana's operations.
Renovation projects may cause Tropicana to temporarily close all or a portion of its facilities to customers and disrupt service and room availability, causing reduced demand, occupancy and rates. As a result, any future capital improvements projects may increase Tropicana's expenses and reduce its cash flows and its revenues and, accordingly, may have a materially adverse effect on our Gaming segment.
Work stoppages, labor problems and unexpected shutdowns may limit Tropicana's operational flexibility and negatively impact its future profits.
Tropicana is party to 10 collective bargaining agreements with different unions. In September 2011, the collective bargaining agreement with UNITE HERE Local 54 covering approximately 1,100 employees at Tropicana AC expired and Tropicana AC is presently operating without an agreement with this union. In January 2012, Tropicana AC advised UNITE HERE Local 54 that the parties were at an impasse and provided the union with Tropicana AC's final proposal. Tropicana withdrew from the UNITE HERE National Retirement Fund on February 25, 2012.
Tropicana cannot assure you that it will be able to enter into a new collective bargaining agreement with UNITE HERE Local 54 or renegotiate the other collective bargaining agreements with other unions currently in effect. The addition of new or changes to the existing collective bargaining agreements could cause significant increases in labor costs, which could have a material adverse effect on our Gaming segment.
In addition, the unions with which Tropicana has collective bargaining agreements or other unions could seek to organize employees at Tropicana's non-union properties or groups of employees at its properties that are not currently represented by unions. Union organization efforts could cause disruptions in its businesses and result in significant costs, both of which could have a material adverse effect on our Gaming segment.
Finally, if Tropicana is unable to negotiate these agreements on mutually acceptable terms, the affected employees, including union members within the UNITE HERE Local 54 bargaining unit, may engage in a strike or other job actions instead of continuing to operate without contracts or under expired contracts, which could have a materially adverse effect on our Gaming segment, including the operations of Tropicana AC. Any unexpected shutdown of one of the casino properties including Tropicana AC from a work stoppage or strike action could have an adverse effect on our Gaming segment. Moreover, strikes and work stoppages could also result in adverse media attention or otherwise discourage customers from visiting Tropicana's casinos. There can be no assurance that Tropicana can be adequately prepared for unexpected labor developments that may lead to a temporary or permanent shutdown of any of its casino properties.
Tropicana's business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the local, regional or national economy.
Consumer demand for casino and hotel properties, such as Tropicana's, are particularly sensitive to downturns in the local, regional or national economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, the current housing crisis, the recent credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, perceived or actual declines in disposable consumer income and wealth, the effect of the current economic environment and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could further reduce customer demand for amenities that Tropicana offers.
The recent housing crisis and recession in the United States have resulted in a significant decline in tourism and consumer spending. Economic conditions like the recent downturn (and slowdowns or recessions less severe) could cause fewer consumers to spend money or cause consumers to spend less money at Tropicana's properties and could materially adversely affect our Gaming operations. While general economic conditions have modestly improved, there can be no assurance that they will continue to improve or will not worsen in the future.
The recent state of the global financial markets may impact Tropicana's ability to obtain sufficient financing and credit on a going forward basis which could negatively impact its ability to operate its business.
In addition to earnings and cash flows from operations, Tropicana relies on borrowed money to finance its business, which may be constrained if it is unable to borrow additional capital or refinance existing borrowings on reasonable terms. Developments in the global financial markets that have led to unpredictable government intervention in the United States and European banking systems, including the fiscal 2008 capital crisis in the banking system, a series of rating agency downgrades of subprime U.S. mortgage‑related assets and significant provisions for loan losses recorded by major financial institutions and downgrades of sovereign debt in certain EU member nations, have resulted in volatility in the credit markets, a low level of liquidity in many global financial markets and other adverse conditions for issuers in fixed income, credit and equity markets. In the recent past, these markets have experienced disruption that had a dramatic impact on the availability and cost of capital and credit. The market interest rate for debt of companies similar to Tropicana's has been volatile. The United States and other governments have enacted legislation and taken other actions to help alleviate these conditions, although there is no assurance that such steps will have the effect of easing the conditions in global credit and capital markets. Therefore, Tropicana has no assurance that such steps will facilitate its further access to credit or capital markets at desirable times or at rates that it would consider acceptable, and the lack of such funding could have a material adverse effect on our Gaming operations and its ability to service its indebtedness. While these conditions have recently improved, there can be no assurance that they will not worsen in the future. Tropicana is unable to predict the likely duration or severity of any disruption in the capital and credit markets, or its impact on the larger economy. A disruption in the global credit and financial markets may materially and adversely affect Tropicana's ability to obtain sufficient financing to execute its business strategy.
The bankruptcy filing has had a negative impact on Tropicana AC and the Predecessors' image which may negatively impact Tropicana's business going forward.
As a result of the proceedings under Chapter 11 of the Bankruptcy Code, Tropicana's Predecessors and Tropicana AC were the subject of negative publicity which has had an impact on the image of their assets. This negative publicity may have an effect on the terms under which some customers and suppliers are willing to do business with Tropicana and could materially adversely affect our Gaming operations.
Tropicana may face potential successor liability for liabilities of the Predecessors not provided for in the Plan.
As the successor to the Predecessors, Tropicana may be subject to certain liabilities of the Predecessors not provided for in the Plan. Such liabilities may arise in a number of circumstances, including but not limited to, those where:

•	a creditor of the Predecessors did not receive proper notice of the pendency of the bankruptcy case relating to the Plan or the deadline for filing claims therein;

•	the injury giving rise to, or the source of, a creditor's claim did not manifest itself in time for the creditor to file the creditor's claim;

•	a creditor did not timely file the creditor's claim in such bankruptcy case due to excusable neglect;

•	Tropicana is liable for the Predecessors' federal and/or state tax liabilities under a theory of successor liability; or

•	the order of confirmation for the Plan was procured by fraud.
Although Tropicana has no reason to believe that it will become subject to liabilities of the Predecessors that are not provided for in the Plan, should Tropicana become subject to such liabilities, it could materially adversely affect our Gaming segment.
Our Gaming segment has a limited operating history.
Tropicana was formed in May 2009 and has a limited operating history. There are substantial risks and uncertainties to which our Gaming segment is subject. To address these risks and uncertainties, Tropicana must do the following, among other things:

•	Successfully execute its business strategy;

•	Respond to competitive developments; and

•	Attract, integrate, retain and motivate qualified personnel.
We cannot assure that Tropicana will operate profitably or that Tropicana will have adequate working capital to meet its obligations as they become due. Additionally, there can be no assurance that Tropicana's business strategy will be successful, that it will successfully address the risks that face its business or that it will be able to access capital markets to raise additional capital. In the event that Tropicana does not successfully address these risks, our Gaming segment could be materially and adversely affected.
Tropicana may be subject to litigation resulting from its gaming, resort and dining operations, which, if adversely determined, could result in substantial losses.
Tropicana will be, from time to time, during the ordinary course of operating its businesses, subject to various litigation claims and legal disputes, including contract, lease, employment and regulatory claims as well as claims made by visitors to its properties. Certain litigation claims may not be covered entirely or at all by its insurance policies or its insurance carriers may seek to deny coverage. In addition, litigation claims can be expensive to defend and may divert Tropicana's attention from the operations of its businesses. Further, litigation involving visitors to its properties, even if without merit, can attract adverse media attention. As a result, litigation can have a material adverse effect on its businesses. Tropicana cannot predict the outcome of any action and it is possible that adverse judgments or settlements could significantly reduce our Gaming segment revenues.
State gaming laws and regulations may require holders of Tropicana's debt or equity securities to undergo a suitability investigation, and may result in redemption of their securities.
Many jurisdictions require any person who acquires beneficial ownership of debt or equity securities of a casino gaming company to apply for qualification or a finding of suitability. Generally, any person who fails or refuses to apply for a finding of suitability or a license within the prescribed period after being advised by gaming authorities that it is required to do so may be denied a license or found unsuitable or unqualified, as applicable. Any holder of securities that is found unsuitable or unqualified or denied a license, and who holds, directly or indirectly, any beneficial ownership of a gaming entity's securities beyond such period of time as may be prescribed by the applicable gaming authorities may be guilty of a criminal offense. Furthermore, a gaming entity may be subject to disciplinary action if such gaming entity, after receiving notice that a person is unsuitable to be a holder of securities or to have any other relationship with such gaming entity or any of its subsidiaries:

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

In the event that disqualified holders fail to divest themselves of such securities, gaming authorities have the power to revoke or suspend the casino license or licenses related to the regulated entity that issued the securities. In addition, Tropicana's certificate of incorporation provides that it may redeem its securities from an Unsuitable Person (as such term is defined in Tropicana's certificate of incorporation).
Regulation by gaming authorities could adversely affect our Gaming segment's operations.
Tropicana is subject to extensive regulation with respect to the ownership and operation of its gaming facilities. Federal, state and local gaming authorities require that Tropicana and its subsidiaries hold various licenses, qualifications, findings of suitability, registrations, permits and approvals. The gaming regulatory authorities have broad powers with respect to the licensing of casino operations and alcoholic beverage service and may deny, revoke, suspend, condition, or limit Tropicana's gaming or other licenses, impose substantial fines, temporarily suspend casino operations and take other actions, any one of which could adversely affect our Gaming operations.
Tropicana owns, operates or has an interest in gaming facilities located in Nevada, Indiana, Mississippi, Louisiana, New Jersey and Aruba. Tropicana has obtained all material governmental licenses, qualifications, registrations, permits and approvals necessary for the operation of its gaming facilities as operations at such facilities are presently conducted. However, there can be no assurance that Tropicana can obtain any new licenses, or renew any existing, licenses, qualifications, findings of suitability, registrations, permits or approvals that may be required in the future or that existing ones will not be suspended or revoked. If Tropicana relocates or expands any of its current gaming facilities or enters new jurisdictions, it must obtain all additional licenses, qualifications, findings of suitability, registrations, permits and approvals of the applicable gaming authorities in such jurisdictions. If state regulatory authorities were to find an officer, director, owner or other person affiliated with its operations unsuitable, Tropicana would be required to sever its relationship with that person. Gaming authorities, as well as other state regulatory authorities, may conduct similar investigations in the future in connection with new equity and debt holders. We cannot predict the outcome of these investigations or their potential impact on our Gaming segment.
Additionally, certain manufacturers, distributors and suppliers of gaming devices, junkets, goods or services to Tropicana's gaming facilities may be required to obtain a license or permit or undergo a suitability investigation by the gaming authorities. There can be no assurance that such licenses or permits will be obtained by such vendors. The failure of any such vendors to obtain any required licenses or permits on a timely basis could materially adversely affect our Gaming operations.
Tropicana's operations are subject to numerous laws and regulations resulting from its presence in several states and diverse operating activities.
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

Potential changes in legislation and regulation could negatively impact Tropicana's gaming operations.
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
The casino gaming industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. Gaming companies are currently subject to significant federal, state and local taxes and fees in addition to the federal and state income taxes that typically apply to corporations, and such taxes and fees could increase at any time. From time to time, various state and federal legislators and officials have proposed changes in tax laws or in the administration of such laws, including increases in tax rates, which would affect the gaming industry. Economic conditions could intensify the efforts of federal, state and local governments to raise revenues through increases in gaming taxes and fees. In addition, growing federal, state or local budget shortfalls resulting from the recent recession could prompt tax or fee increases. Any material increase in assessed taxes, or the adoption of additional taxes or fees in any of Tropicana's markets could materially adversely affect our Gaming operations.
Our Gaming segment could be materially adversely affected by the occurrence of accidents, natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism.
Natural disasters, such as hurricanes, floods, fires and earthquakes, could adversely affect our Gaming operations. Hurricanes are common to the areas in which Tropicana's Louisiana and Mississippi properties are located and the severity of such natural disasters is unpredictable. For example, in May 2011 both of Tropicana's properties in Greenville, Mississippi, Lighthouse Point and Jubilee were closed for approximately 29 days as a result of Mississippi River flooding causing substantial damage at its Lighthouse Point property and adversely affecting our Gaming operations at both properties. Similarly, in August 2011 Hurricane Irene and mandatory governmental evacuation orders for Atlantic City caused an approximate three-day closure of Tropicana AC's property, adversely affecting our Gaming operations. In 2005, Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region. We cannot predict the impact that any future natural disasters will have on Tropicana's ability to maintain its customer base or to sustain its business activities.
Moreover, Tropicana's riverboats will face additional risks from the movement of vessels on waterways, such as collisions with other vessels or damage from debris in the water. Reduced patronage and the loss of a dockside or riverboat casino from service for any period of time could materially adversely affect our Gaming operations.
Catastrophic events such as terrorist and war activities in the United States and elsewhere have had a negative effect on travel and leisure expenditures, including lodging, gaming (in some jurisdictions), and tourism. In addition, any man-made or natural disasters in or around Tropicana's properties could have a materially adverse effect on our Gaming operations. We cannot predict the extent to which such events may affect Tropicana and, accordingly, our Gaming segment, directly or indirectly, in the future. We also cannot ensure that Tropicana will be able to obtain any insurance coverage with respect to occurrences of terrorist acts and any losses that could result from these acts.
In the future, the prolonged disruption at any of Tropicana's properties due to natural disasters, terrorist attacks, or other catastrophic events could materially adversely affect our Gaming operations.
Leisure and business travel, especially travel by air, are particularly susceptible to global geopolitical events, such as terrorist attacks or acts of war or hostility. These events can create economic and political uncertainties that could adversely impact Tropicana's business levels. Furthermore, although Tropicana may have some insurance coverage for certain types of terrorist acts, insurance coverage against loss or business interruption resulting from war and some forms of terrorism may be unavailable.
Tropicana's properties, including riverboats and dockside facilities, are subject to risks relating to mechanical failure, weather and regulatory compliance.
All of Tropicana's facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as result of casualty, forces of nature, mechanical failure or extended or extraordinary maintenance, among other causes. In addition, Tropicana's gaming operations, particularly those conducted on riverboats or at dockside facilities, could be damaged or halted due to extreme weather conditions. For example, in May 2011 both of Tropicana's properties in Greenville, Mississippi, Lighthouse Point and Jubilee were closed for approximately 29 days as a result of Mississippi River flooding causing substantial damage at its Lighthouse Point property and thereby adversely affecting our Gaming operations. Similarly, in August 2011 Hurricane Irene and mandatory governmental evacuation orders for Atlantic City caused an approximate three-

day closure of Tropicana AC's property, adversely affecting our Gaming operations.
Each of Tropicana's riverboats must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a Certificate of Inspection for stabilization and flotation, and may also be subject to local zoning codes. The U.S. Coast Guard requirements establish standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Inspection or American Bureau of Shipping approval would preclude its use as a casino.
Except for Tropicana's riverboats that have opted for alternate inspection by the American Bureau of Shipping allowed in those gaming jurisdictions where Tropicana operates that provide for such alternative inspections, U.S. Coast Guard regulations require a hull inspection for all riverboats at five-year intervals. Under certain circumstances, alternative hull inspections may be approved. The U.S. Coast Guard may require that such hull inspections be conducted at a dry-docking facility and, if so required, the cost of travel to and from such docking facility, as well as the time required for inspections of the affected riverboats, could be significant. To date, the U.S. Coast Guard has allowed in-place inspections of Tropicana's riverboats. The U.S. Coast Guard may not allow these types of inspections in the future. The loss of a riverboat casino from service for any period of time could materially adversely affect our Gaming operations.
U.S. Coast Guard regulations also require certain of Tropicana's properties to prepare and follow certain security programs. In the first quarter of 2003, Casino Aztar implemented the American Gaming Association's Alternative Security Program at its riverboat casino. In January of 2007, Casino Aztar implemented the Passenger Vessel Association program and remains with this program to date. Belle of Baton Rouge applies a customized alternative security program. The American Gaming Association's Alternative Security Program is specifically designed to address maritime security requirements at riverboat casinos and their respective dockside facilities. Changes to these regulations could adversely affect our Gaming operations.
Noncompliance with environmental, health and safety regulations applicable to Tropicana's hotels and casinos could adversely affect Tropicana's results of operations.
As the owner, operator and developer of real property, Tropicana must address, and may be liable for, hazardous materials or contamination of these sites and any other off-site locations at which any hazardous material that its activities generate are disposed. Tropicana's ongoing operations are subject to stringent regulations relating to the protection of the environment and handling of waste, particularly with respect to the management of wastewater from its facilities. Any failure to comply with existing laws or regulations, the adoption of new laws or regulations with additional or more rigorous compliance standards, or the more vigorous enforcement of environmental laws or regulations could limit Tropicana's future opportunities and, accordingly, could materially adversely affect our Gaming operations.
The concentration and evolution of the slot machine manufacturing industry could impose additional costs on Tropicana's operations.
A majority of Tropicana's gaming revenue is attributable to slot machines operated at its gaming facilities. It is important, for competitive reasons that Tropicana offer popular and technologically advanced slot machine games to its customers. A substantial majority of the slot machines sold in the United States in recent years were manufactured by a limited number of companies. A deterioration in the commercial arrangements with any of these slot machine manufacturers, or significant industry demand, could result in Tropicana being unable to acquire the slot machines desired by its customers or could result in manufacturers significantly increasing the cost of these machines. Going forward, the inability to obtain new and up-to-date slot machine games could impair Tropicana's competitive position and result in decreased gaming revenues at its casinos. In addition, increases in the costs associated with acquiring slot machine games could adversely Tropicana's profitability and, accordingly, have a material adverse effect on our Gaming segment.
In recent years, the prices of new slot machines have dramatically increased. Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring gaming operators to execute participation lease arrangements for them to be able to offer such machines to patrons. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental fee. Such agreements may (depending on regulatory restrictions in the applicable jurisdiction) also include a percentage payment to the manufacturer based on the usage of the machine or the gaming company's receipts from the machine, sometimes referred to as “coin-in” or “net win” percentage payments. Generally, a slot machine participation lease is more expensive over the long term than the cost of purchasing a new slot machine. Tropicana has slot machine participation leases at each of its properties.
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
Tropicana's casino properties may be subject to extreme weather conditions, including, but not limited to, hurricanes and floods. In the future, such extreme weather conditions may interrupt its operations, damage its properties and reduce the number of customers who visit its facilities. Although Tropicana maintains both property and business interruption insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption. We cannot assure you that Tropicana will be able to fully insure such losses or fully collect, if at all, on claims resulting from such extreme weather conditions. Furthermore, such extreme weather conditions may interrupt or impede access to Tropicana's affected properties and may cause visits to its affected properties to decrease for an indefinite period.
While Tropicana maintains insurance against many risks to the extent and in amounts that it believes are reasonable, these policies will not cover all risks. Furthermore, portions of Tropicana's businesses are difficult or impracticable to insure. Therefore, after carefully weighing the costs, risks and benefits of retaining versus insuring various risks, as well as the availability of certain types of insurance coverage, Tropicana occasionally may opt to retain certain risks not covered by its insurance policies. Retained risks are associated with deductible limits or self-insured retentions, partial self-insurance programs and insurance policy coverage ceilings.
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
Energy price increases may adversely affect our Gaming segment due to the significant amounts of energy used in Tropicana's operations.
Tropicana's casino properties use significant amounts of electricity, oil, natural gas and other forms of energy. Substantial increases in energy and fuel prices may negatively affect Tropicana's financial condition and results of operations in the future and, accordingly, our Gaming segment. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but the impact could be material. In addition, energy and gasoline price increases in cities that constitute a significant source of customers for Tropicana's properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at Tropicana's properties, which would negatively impact our Gaming segment's revenues. Further, increases in fuel prices, and resulting increases in transportation costs, could materially adversely affect our Gaming operations.

Railcar
The highly cyclical nature of the railcar industry and restricted credit markets may result in lower revenues during economic downturns.
The North American railcar market has been, and ARI expects it to continue to be, highly cyclical resulting in volatility in demand for its products and services. Though ARI has seen improvements in the railcar market in fiscal 2011, these improvements may or may not continue.
Although the railcar market is beginning to recover, the recent economic downturn adversely affected the overall railcar industry. Orders of ARI's railcars and other products slowed significantly between fiscal 2008 and fiscal 2010 resulting in decreased production rates and increased pricing pressures. ARI's new railcar orders fluctuated from approximately 2,510 in fiscal 2007, to approximately 280 in fiscal 2008, none in fiscal 2009 and approximately 2,590 in fiscal 2010.
Currently, ARI estimates that approximately 97% of its December 31, 2011 backlog will be shipped during fiscal 2012. ARI's failure to obtain new orders would materially adversely affect its business, financial condition and results of operations.    Downturns in part or all of the railcar manufacturing industry may occur in the future, resulting in decreased demand for ARI's products and services.
Most of the end users of ARI's railcars that it sells acquire them through leasing arrangements with its leasing company customers. The recent economic downturn and restricted credit markets have resulted in stricter borrowing conditions and, in some cases, higher interest rates for new borrowings, either of which could increase the cost of, or potentially deter, new leasing arrangements. These factors have caused and could in the future cause ARI's leasing company customers to purchase fewer railcars, which could materially adversely affect our Railcar operations.

ARI operates in a highly competitive industry and may be unable to compete successfully, which would materially adversely affect our Railcar operations.
ARI faces intense competition in all of its markets. In its railcar manufacturing business, ARI has four primary competitors. Any of these competitors may, from time to time, have greater resources than ARI does. ARI's current competitors may increase their participation in, or new competitors may enter into, the railcar markets in which it competes. Strong competition within the industry, which has been exacerbated by the recent economic downturn, has led to pricing pressures and could limit ARI's ability to maintain or increase prices or obtain better margins on its railcars. These pressures may intensify if consolidation among ARI's competitors occurs. If ARI produces any types of railcars other than what it currently produces, ARI will be competing with other manufacturers that may have more experience with that railcar type.
ARI also has intense competition in its railcar leasing business from railcar manufacturers, banks and other financial institutions. ARI is competing with certain of its significant customers through its entry into the railcar leasing market. Some of ARI's railcar manufacturing competitors also produce railcars for use in their own railcar leasing fleet, competing directly with its new railcar leasing business and with leasing companies.
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
ARI depends upon a small number of customers that represents a large percentage of its revenues. The loss of any single significant customer, a reduction in sales to any such significant customer or any such significant customer's inability to pay ARI in a timely manner could materially adversely affect our Railcar operations.
Railcars are typically sold pursuant to large, periodic orders and therefore, a limited number of customers typically represent a significant percentage of railcar sales in any given year. ARI's top ten customers represented approximately 78%, 76% and 89% of its total consolidated revenues in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Moreover, ARI's top three customers accounted for approximately 53%, 58% and 84% of its total consolidated revenues in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The loss of any significant portion of its sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of its major customers could materially adversely affect our Railcar operations. If one of ARI's significant customers was unable to pay due to financial conditions, it could materially adversely affect our Railcar operations.
The cost of raw materials and components that ARI uses to manufacture railcars, particularly steel, are subject to escalation and surcharges and could increase. Any increase in these costs or delivery delays of these raw materials could materially adversely affect our Railcar operations.
The cost of raw materials, including steel, and components, including scrap metal, used in the production of ARI's railcars, represents more than half of its direct manufacturing costs per railcar. ARI has provisions in its current railcar manufacturing orders that allow it to pass on to its customers price fluctuations in and surcharges related to certain raw materials, including steel, as well as certain components. The number of customers to which ARI is not able to pass on price increases may increase in the future, and any such increase could adversely affect the operating margins and cash flows of our Railcar operations. Any fluctuations in the price or availability of steel, or any other material or component used in the production of ARI's railcars, could materially adversely affect our Railcar operations. Such price increases could reduce demand for ARI's railcars. If ARI is not able to pass on price increases to its customers, ARI may lose railcar orders or enter into contracts with less favorable contract terms, any of which could materially adversely affect our Railcar operations.
If any of ARI's raw material or component suppliers were unable to continue their businesses, the availability or price of the materials ARI uses could be adversely affected. Deliveries of ARI's raw materials and components may also fluctuate depending on various factors including supply and demand for the raw material or component, or governmental regulation relating to the raw material or component, including regulation relating to importation.
Fluctuations in the supply of components and raw materials ARI uses in manufacturing railcars, which are often only available from a limited number of suppliers, could cause production delays or reductions in the number of railcars it manufactures, which could materially adversely affect our Railcar operations.
ARI's railcar manufacturing business depends on the adequate supply of numerous railcar components, such as railcar wheels, axles, brakes, bearings, yokes, sideframes, bolsters and other heavy castings. Some of these components are only available from a limited number of domestic suppliers. Strong demand can cause industry-wide shortages of many critical components as reliable suppliers could reach capacity production levels. Supply constraints in its industry are exacerbated because, although multiple suppliers may produce certain components, railcar manufacturing regulations and the physical capabilities of manufacturing facilities restrict the types and sizes of components and raw materials that manufacturers may use. In addition, ARI does not carry significant inventories of certain components and procures many of its components on an as-needed basis. In the event that its suppliers of railcar components and raw materials were to stop or reduce the production of railcar components and raw materials that it uses, or refuse to do business with ARI for any reason, ARI's business would be disrupted. ARI's inability to obtain components and raw materials in required quantities or of acceptable quality could result in significant delays or reductions in railcar shipments and could materially adversely affect our Railcar operations.
If any of ARI's significant suppliers of railcar components were to shut down operations, its business and financial results could be materially adversely affected as it may incur substantial delays and significant expense in finding alternative sources. The quality and reliability of alternative sources may not be the same and these alternative sources may charge significantly higher prices.
Uncertainty surrounding acceptance of ARI's new railcar offerings by its customers, and costs associated with those new offerings, could materially adversely affect our Railcar operations.
ARI's strategy depends in part on its continued development and sale of new railcar designs to expand or maintain its market share in its current railcar markets and new railcar markets. Any new or modified railcar design that ARI develops may not gain widespread acceptance in the marketplace and any such products may not be able to compete successfully with existing railcar designs or new railcar designs that may be introduced by its competitors. Furthermore, ARI may experience significant initial costs of production of new railcar product lines related to training, labor and operating inefficiencies. To the extent that the total costs of production significantly exceed its anticipated costs of production, ARI may incur a loss on its sale of new railcar product lines.
Equipment failures, delays in deliveries or extensive damage to ARI's facilities, particularly its railcar manufacturing complexes in Paragould or Marmaduke, Arkansas, could lead to production or service curtailments or shutdowns.
An interruption in manufacturing capabilities at ARI's complexes in Paragould or Marmaduke, Arkansas or at any of its component manufacturing facilities, whether as a result of equipment failure or any other reason, could reduce, prevent or delay production of its railcars or railcar and industrial components, which could alter the scheduled delivery dates to its customers and affect its production schedule. This could result in the termination of orders, the loss of future sales and a negative impact to ARI's reputation with its customers and in the railcar industry, all of which could materially adversely affect our Railcar operations.
All of ARI's facilities are subject to the risk of catastrophic loss due to unanticipated events, such as fires, earthquakes, explosions, floods, tornadoes or weather conditions. ARI may experience plant shutdowns or periods of reduced production as a result of equipment failures, loss of power, delays in equipment deliveries, or extensive damage to any of its facilities, which could materially adversely affect our Railcar operations.
ARI's entry into the railcar leasing market may use significant amounts of cash and it may be unable to re-market railcars from expiring leases on favorable terms, which could adversely affect our Railcar operations.
ARI will utilize existing cash to manufacture railcars it leases to customers, while cash from lease revenue will be received over the term of the railcar lease or leases relating to those railcars. Depending upon the number of railcars that ARI leases and the amount of cash used in other operations, its cash balances could be depleted and limit its ability to support operations, maintain or expand its existing business, or take advantage of new business opportunities. ARI could also experience defaults on leases that could further constrain cash.
The failure to enter into commercially favorable railcar leases, re-lease or sell railcars upon lease expiration and successfully manage existing leases could materially adversely affect our Railcar operations. ARI's ability to re-lease or sell leased railcars profitably is dependent upon several factors, including the cost of and demand for leases or ownership of newer or specific use models, and the availability in the market of other used or new railcars.
A downturn in the industries in which its lessees operate and decreased demand for railcars could also increase ARI's exposure to re-marketing risk because lessees may demand shorter lease terms or newer railcars, requiring ARI to re-market leased railcars more frequently. Furthermore, the resale market for previously leased railcars has a limited number of potential buyers. ARI's inability to re-lease or sell leased railcars on favorable terms could result in lower lease rates, lower lease utilization percentages and reduced revenues.
The variable purchase patterns of ARI's railcar customers and the timing of completion, customer acceptance and shipment of orders may cause its revenues and income from operations to vary substantially each quarter, which could result in significant fluctuations in our Railcar segment quarterly and annual results.
Railcar sales comprised approximately 76%, 63% and 79% of our Railcar segment's total net sales and services revenues in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. ARI's results of operations in any particular quarterly period may be significantly affected by the number and type of railcars manufactured and shipped in that period, which is impacted by customer needs that vary greatly year to year, as discussed above. The customer acceptance and title transfer or customer acceptance and shipment of ARI's railcars determine when it records the revenues associated with its railcar sales or leases. Given this, the timing of customer acceptance and title transfer or customer acceptance and shipment of ARI's railcars could cause fluctuations in our Railcar segment's quarterly and annual results. The railroads could potentially go on strike or have other service interruptions, which could ultimately create a bottleneck and potentially cause ARI to slow down or halt its shipment and production schedules, which could materially adversely affect our Railcar operations.
As a result of these fluctuations, we believe that comparisons of ARI's sales and operating results between quarterly periods within the same year and between quarterly periods within different years may not be meaningful and, as such, these comparisons should not be relied upon as indicators of ARI's future performance.
Some of ARI's railcar services and component manufacturing employees belong to labor unions and strikes or work stoppages by them or unions formed by some or all of ARI's other employees in the future could adversely affect our Railcar operations.
As of December 31, 2011, the employees at ARI's sites covered by collective bargaining agreements, in the aggregate, represented approximately 14% of ARI's total workforce. Disputes with regard to the terms of these agreements or ARI's potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot guarantee that ARI's relations with its union workforce will remain positive nor can we guarantee that union organizers will not be successful in future attempts to organize ARI's railcar manufacturing employees or employees at some of its other facilities. If ARI's workers were to engage in a strike, work stoppage or other slowdown, other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, ARI could experience a significant disruption of its operations and higher ongoing labor costs. In addition, ARI could face higher labor costs in the future as a result of severance or other charges associated with layoffs, shutdowns or reductions in the size and scope of its operations.
ARI manufacturer's warranties expose it to potentially significant claims.
ARI may be subject to significant warranty claims in the future relating to workmanship and materials. These types of warranty claims could result in costly product recalls, significant repair costs and damage to ARI's reputation, which could materially adversely affect our Railcar operations. Unresolved warranty claims could result in users of its products bringing legal actions against ARI.
If ARI is unable to protect its intellectual property and prevent its improper use by third parties, ARI's ability to compete in the market may be harmed.
Various patent, copyright, trade secret and trademark laws afford only limited protection and may not prevent ARI's competitors from duplicating its products or gaining access to its proprietary information and technology. These means also may not permit ARI to gain or maintain a competitive advantage. As ARI expands internationally, through its joint ventures or otherwise, it becomes subject to the risk that foreign intellectual property laws will not protect ARI's intellectual property rights to the same extent as intellectual property laws in the U.S.
Any of ARI's patents may be challenged, invalidated, circumvented or rendered unenforceable. ARI cannot guarantee that it will be successful should one or more of its patents be challenged for any reason. If ARI's patent claims are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded its products could be impaired, which could significantly impede its ability to market its products, negatively affect its competitive position and materially adversely affect our Railcar operations.
ARI's pending or future patent applications may not result in an issued patent and, if patents are issued to ARI, such patents may not provide meaningful protection against competitors or against competitive technologies. The U.S. Federal courts may invalidate ARI's patents or find them unenforceable. Competitors may also be able to design around ARI's patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. If these developments were to occur, it could have an adverse effect on ARI's sales. If ARI's intellectual property rights are not adequately protected, it may not be able to commercialize it technologies, products or services and its competitors could commercialize its technologies, which could result in a decrease in ARI's sales and market share and could materially adversely affect our Railcar operations.
ARI's products could infringe the intellectual property rights of others, which may lead to litigation that itself could be costly, result in the payment of substantial damages or royalties, and prevent ARI from using technology that is essential to its products.
ARI cannot guarantee you that its products, manufacturing processes or other methods do not infringe the patents or other intellectual property rights of third parties. Infringement and other intellectual property claims and proceedings brought against ARI, whether successful or not, could result in substantial costs and harm its reputation. Such claims and proceedings can also distract and divert ARI's management and key personnel from other tasks important to the success of ARI's business.
In the event of an adverse determination in an intellectual property suit or proceeding, or ARI's failure to license essential technology, its sales could be harmed and its costs could increase, which could materially adversely affect our Railcar operations.

Food Packaging
Viskase faces competitors that are better capitalized than it is, and the continuous-flow nature of the casings manufacturing process forces competitors to compete based on price in order to maintain volume, which could adversely affect our Food Packaging operations.
Viskase faces competition in the United States and internationally from competitors that may have substantially greater financial resources than it has. The cellulosic casings industry includes competitors that are larger and better capitalized than Viskase is. Currently, Viskase's primary competitors include Viscofan, S.A., Kalle Nalo GmbH and VT Holding Group, although new competitors could enter the market or competing products could be introduced. Although prices for small diameter cellulosic casings have experienced annual increases in recent years, and Viskase believes that the current output in its industry is generally in balance with global demand and that levels of capacity utilization are high, the continuous-flow nature of the casings manufacturing process has historically required competitors in its industry to compete based on price in order to maintain volume, which could result in lower pricing in future years. Viskase attempts to differentiate its products on the basis of product quality and performance, product development, service, sales and distribution, but Viskase and competitors in its industry have used price as a competitive factor in an attempt to obtain greater volumes. If prices decline, Viskase may not be able to achieve profitability, whereas certain of its competitors who are better capitalized may be positioned to absorb such price declines. Any of these factors could adversely affect our Food Packaging operations.
Viskase receives its raw materials from a limited number of suppliers, and problems with its suppliers could impair its ability to meet its customers' product demands.
Viskase's principal raw materials, paper and pulp, constitute an important aspect and cost factor of its operations. Viskase generally purchases its paper and pulp from a single source or a small number of suppliers. Any inability of its suppliers to timely deliver raw materials or any unanticipated adverse change in its suppliers could be disruptive and costly to Viskase. Viskase's inability to obtain raw materials from its suppliers would require it to seek alternative sources. These alternative sources may not be adequate for all of Viskase's raw material needs, nor may adequate raw material substitutes exist in a form that its processes could be modified to use. These risks could materially and adversely affect our Food Packaging operations.
Viskase's failure to efficiently respond to industry changes in casings technology could jeopardize its ability to retain its customers and maintain its market share.
Viskase and other participants in its industry have considered alternatives to cellulosic casings for many years. As resin technology improves or other technologies develop, alternative casings or other manufacturing methods may be developed that threaten the long-term sustainability and profitability of Viskase's cellulosic casings, which is its core product, and its fibrous casings. Viskase's failure to anticipate, develop or efficiently and timely integrate new technologies that provide viable alternatives to cellulosic casings, including plastic and film alternatives, may cause it to lose customers and market share to competitors integrating such technologies, which, in turn, would negatively impact our Food Packaging operations.
Sales of Viskase's products could be negatively affected by problems or concerns with the safety and quality of food products.
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
Business interruptions at any of Viskase's production facilities could increase its operating costs, decrease its sales or cause it to lose customers.
The reliability of Viskase's production facilities is critical to the success of its business. In recent years, Viskase has streamlined its productive capacity to be better aligned with its sales volumes. At current operating levels, Viskase has little or no excess production capacity for certain products. If the operations of any of its manufacturing facilities were interrupted or significantly delayed for any reason, including labor stoppages, Viskase may be unable to shift production to another facility without incurring a significant drop in production. Such a drop in production would negatively affect its sales and its relationships with its customers.
Viskase's international sales and operations expose it to political and economic risks in foreign countries, as well as to risks related to currency fluctuations, all of which could impair its ability to do business at the international level.
Viskase currently has manufacturing or sales and distribution centers in eight foreign countries: Brazil, Canada, France, Germany, Italy, Mexico, Philippines and Poland. Its international sales and operations may be subject to various political and economic risks, including, but not limited to, possible unfavorable exchange rate fluctuations or hyperinflation; changes in a country's or region's political or economic conditions; governmental regulations, including import and export controls; tariffs; limits on the repatriation of funds; and taxes. Viskase's sales to customers located outside the United States generally are subject to taxes on the repatriation of funds. In addition, international operations in certain parts of the world may be subject to international balance of payments difficulties that may raise the possibility of delay or loss in the collection of accounts receivable from sales to customers in those countries. Historically, net sales to customers located outside the United States represent the majority of Viskase's total net sales.
Should any of these risks occur, it could impair Viskase's ability to export its products or conduct sales to customers located outside of the United States and result in a loss of sales and profits from its international operations.
Continued consolidation of Viskase's customers and increasing competition for those customers may put pressure on its sales volumes and revenues.
In recent years, the trend among Viskase's customers has been towards consolidation within the meat processing industry. These consolidations have enhanced the purchasing power of its customers who, not being contractually obligated to purchase its products, tend to exert increased pressure with respect to pricing terms, product quality and new products. As Viskase's customer base continues to consolidate, the already high level of competition for the business of fewer customers is expected to intensify. If Viskase does not continue to enhance the value of its product offering in a way that provides greater benefit to its customers, Viskase's sales volumes and revenues could decrease.
Viskase's intellectual property rights may be inadequate or violated, or it may be subject to claims of infringement, both of which could negatively affect its financial condition.
Viskase relies on a combination of trademarks, patents, trade secret rights and other rights to protect its intellectual property. Viskase's trademark or patent applications may not be approved and its trademarks or patents may be challenged by third parties. Viskase cannot be certain that the steps it has taken will prevent the misappropriation of its intellectual property, particularly in foreign countries where the laws may not protect its rights as fully as the laws of the United States. From time to time, it has been necessary for Viskase to enforce its intellectual property rights against infringements by third parties, and Viskase expects to continue to do so in the ordinary course of its business. Viskase also may be subjected to claims by others that it has violated their intellectual property rights. Even if Viskase prevails, third party-initiated or company-initiated claims may be time consuming and expensive to resolve, and may result in a diversion of Viskase's time and resources. The occurrence of any of these factors could diminish the value of its trademark, patent and intellectual property portfolio, increase competition within its industry and negatively impact its sales volume and revenues.
A substantial portion of Viskase's business is conducted through foreign subsidiaries, and its failure to generate sufficient cash flow from these subsidiaries, or otherwise repatriate or receive cash from these subsidiaries, could result in its inability to repay its indebtedness.
Viskase's sales to customers located outside the United States are conducted primarily through subsidiaries organized under the laws of jurisdictions outside of the United States. Viskase's ability to meet its debt service obligations with cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to contractual or other restrictions and other business considerations. In particular, to the extent Viskase's foreign subsidiaries incur additional indebtedness to expand its operations, the ability of its foreign subsidiaries to provide us cash may be limited. In addition, dividend and interest payments to Viskase from its foreign subsidiaries may be subject to foreign withholding taxes, which would reduce the amount of funds it receives from such foreign subsidiaries. Dividends and other distributions from Viskase's foreign subsidiaries may also be subject to fluctuations in currency exchange rates and restrictions on repatriation, which could further reduce the amount of funds it receives from such foreign subsidiaries.

Metals
The principal markets served by our scrap metals business are highly competitive. We may have difficulty competing with companies that have a lower cost structure than ours.
Our scrap metals business operates in a highly competitive environment. We primarily provide products and services to industrial companies. Many other companies offer the same or similar products and services and compete with our metals business on a number of bases including, but not limited to: (i) price; (ii) quality of service; (iii) proximity to the consumer; (iv) proximity to sources of supply; (v) local or regional presence; (vi) technology; (vii) safety performance; and (viii) financial strength. Some of these competitors have greater financial resources or are larger and have more diverse businesses. In addition, we also face increased competition from steel mills that are vertically integrated into the scrap metal business. Some of our foreign competitors may be able to pursue business opportunities without regard for the laws and regulations with which we must comply, such as environmental regulations. These companies may have a lower cost structure, and more operating flexibility and consequently they may be able to offer better prices and more services than we can. We cannot assure you that we will be able to compete successfully with these companies. In addition to larger companies, we compete with many smaller competitors operating locally in this highly fragmented market. Some of these smaller companies may have lower operating costs and may be able to compete more effectively on price.
Prices of commodities are volatile and markets are competitive.
Our Metals segment is exposed to commodity price risk during the period that it has title to products that are held in inventory for processing and/or resale. Prices of commodities, including scrap metals, can be volatile due to numerous factors beyond PSC Metals' control, including:

•	general economic conditions;

•	labor costs;

•	domestic and import competition;

•	financial condition of its major customers;

•	access and costs associated with transportation systems;

•	the availability and relative pricing of scrap metal substitutes; and

•	import duties, ocean freight costs, tariffs and currency exchange rates.
In an increasing purchase price environment for raw materials, competitive conditions may limit PSC Metals' ability to pass on price increases to its consumers. In a decreasing sales price environment for processed scrap, PSC Metals may not have the ability to fully recoup the cost of raw scrap metal it processes and sells to its customers. New entrants into its markets could result in higher purchase prices for raw materials and lower margins from our scrap metals. Prices in the scrap metal industry are established and adjusted monthly by the major steel producers. The price of ferrous scrap is a significant factor influencing the profitability of the scrap metals industry.
Our Metals segment operates in industries that are cyclical and demand can be volatile. Adverse conditions in the steel industry could negatively affect demand for its materials.
The operating results of the scrap metals recycling industry in general, and PSC Metals' operations specifically, are highly cyclical and dependent on general domestic and international economic conditions. Historically, in periods of national recession or slowing economic growth, the operating results of scrap metals recycling companies have been materially and adversely affected. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn. As a result of the recent global economic crisis and uneven recoveries in the steel, automotive, industrial equipment, construction and other industries, PSC Metals has experienced significant fluctuations in supply, demand and pricing for its products, which could continue to adversely affect our Metals operations.
Increases in steel imports and decreases in scrap exports could adversely affect the demand for scrap metals domestically.
Our scrap metals business may be adversely affected by increases in steel imports into the United States, which will have an adverse impact on domestic steel production and a corresponding adverse impact on the demand for scrap metals domestically. Our scrap metals business may be adversely affected by decreases of scrap exports out of the United States to export markets such as Turkey, China, South Korea, India and Vietnam which could negatively impact demand prices for scrap metals globally. Additionally, our scrap metals business could be negatively affected by strengthening in the U.S. dollar or increased freight costs which could negatively impact export sales and a stronger U.S. dollar could also attract imports of scrap or scrap substitutes, reducing demand for our scrap metals.
A significant increase in the use of scrap metals alternatives by consumers of processed scrap metals could reduce demand for PSC Metals' products.
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
Unanticipated disruptions in our operations or slowdowns by our shipping companies could adversely affect our ability to deliver our products, which could materially and adversely affect our revenues and our relationship with our consumers.
PSC Metals' ability to process and fulfill orders and manage inventory depends on the efficient and uninterrupted operation of its facilities. In addition, its products are usually transported to customers by third-party truck, rail carriers and barge services. As a result, PSC Metals relies on the timely and uninterrupted performance of third-party shipping companies. Any interruption in its operations or interruption or delay in transportation services could cause orders to be canceled, delivered late, or receipt of goods to be refused or result in higher transportation costs. As a result, PSC Metals' relationships with its customers and its revenues and results of operations and financial condition could be materially and adversely affected.
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
PSC Metals has completed a number of recent acquisitions and it expects to continue making acquisitions of complementary businesses that enhance its customer base and related markets. Execution of its acquisition strategy involves a number of risks including:

•	inaccurate assessment of or undisclosed liabilities;

•	difficulty integrating the personnel and operations of the acquired businesses;

•	potential loss of key employees or customers of the acquired businesses;

•	difficulties in realizing anticipated cost savings, efficiencies and synergies;

•	inability to maintain uniform standards, controls and procedures;

•	managing the growth of a larger company; and

•	diversion of our management's attention from our everyday business activities.
Our scrap metals business presents significant risk of injury or death.
Because of the heavy industrial activities conducted at PSC Metals' facilities, there exists a risk of serious injury or death to our employees or other visitors notwithstanding the safety precautions PSC Metals takes. PSC Metals' scrap metals business is subject to regulation by federal, state and local agencies responsible for employee health and safety, including the Occupational Safety and Health Administration. While PSC Metals has in place policies to minimize such risks, it may nevertheless be unable to avoid material liabilities for any death or injury that may occur in the future and these types of incidents may have a material adverse effect on our Metals operations.
Our scrap metals business is subject to stringent regulations, particularly under applicable environmental laws.
PSC Metals is subject to comprehensive local, state and federal statutory and regulatory environmental requirements relating to, among others:

•	the acceptance, storage, handling and disposal of solid, hazardous and Toxic Substances Control Act waste;

•	the discharge of materials into the air;

•	the management and treatment of wastewater and storm water;

•	the remediation of soil and groundwater contamination;

•	the restoration of natural resource damages; and

•	the protection of its employees' health and safety.

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
Increasing energy and freight costs could increase PSC Metal's operating costs.
The availability and cost of freight and energy, such as electricity, natural gas and diesel fuel, is important in the manufacture and transport of PSC Metals' products. Its operations consume substantial amounts of energy, and its operating costs generally increase when energy costs rise. Factors that may affect PSC Metals' energy costs include significant increases in fuel, oil or natural gas prices, unavailability of electrical power or other energy sources due to droughts, hurricanes or other natural causes or due to shortages resulting from insufficient supplies to serve customers, or interruptions in energy supplies due to equipment failure or other causes. During periods of increasing energy and freight costs, PSC Metals may be unable to fully recover its operating cost increases through price increases without reducing demand for its products. PSC Metals' financial results could be adversely affected if it is unable to pass these increases on to its customers or if it is unable to obtain the necessary freight and energy.

Our scrap metals operations are outside and affected by severe changes in the weather. Severe weather or equipment failures may lead to production curtailments or shutdowns.
All of PSC Metals' scrap yards can be affected by severe weather and yards that are located adjacent to rivers are subject to potential flooding, all of which can result in production curtailments or shutdowns, which could adversely impact our Metals operations. Our scrap metals business' recycling and manufacturing processes depend, in part, upon shredders, which could be out of service temporarily as a result of unanticipated failures. As a result, PSC Metals may experience interruptions in its scrap metals business' processing and production capabilities, which could have a material adverse effect on our Metals operations.

Real Estate
Economic downturns may have an adverse effect on the real estate market more than on other industries and its recovery may lag behind the economy as a whole.
Sales of our vacation properties in New Seabury, Massachusetts and Florida rely heavily on favorable credit markets and a robust economy. Sale or leasing, including lease renewals, of the commercial properties in our net lease portfolio also rely heavily on financially healthy buyers and tenants. During economic downturns, the value of our real estate portfolio may decline. We cannot assure that our Real Estate operations will be able to recoup its investments in its residential properties or continue to sell or lease its commercial properties at profitable rates. If commercial real estate leases expire during an economic downturn, there can be no assurance that the renewed rents will equal or exceed prior rents, and cost of tenant improvements and other costs would adversely impact property values.
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

Home Fashion
WPI has had a history of sales declines, net losses and negative cash flow from operations. In fiscal 2011 WPI generated positive cash flows from operations for the first time. However, WPI can provide no assurance that it will ever generate income or continue to provide positive cash flows from operations.
WPI has had a history of significant net losses. In addition, our Home Fashion segment has not generated positive cash flows from its operations until fiscal 2011. For fiscal 2011, our Home Fashion segment generated positive cash flow from operations of $21 million, primarily due to changes in working capital. For fiscal 2010 and fiscal 2009, our Home fashion segment had net cash used in operating activities of $50 million and $54 million, respectively.
We can provide no assurance that our Home Fashion segment will ever generate income or continue to generate positive cash flows from operations. Unless WPI is able to continue to generate positive cash flows from its operations, WPI will continue to require external financing to operate its business, for which WPI has no commitments after June 2012 when its revolving credit agreement expires.
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
WPI has a limited operating history and acquired its business from the former owners through bankruptcy proceedings in 2005. Certain of the issues that contributed to WestPoint Stevens filing for bankruptcy continue to affect WPI's business operations and financial condition.
WPI commenced operations on August 8, 2005 concurrent with the acquisition of assets from WestPoint Stevens as part of its bankruptcy reorganization. Certain of the issues that contributed to WestPoint Stevens' filing for bankruptcy, such as intense industry competition, the inability to produce goods at a cost competitive with overseas suppliers, the increasing prevalence of direct sourcing by principal customers and continued incurrence of overhead costs associated with an enterprise larger than the current business can profitably support, continue to exist and may continue to adversely affect our Home Fashion operations.
WPI cannot assure you that it will be able to extend, enlarge or replace WPI's current credit facility when it expires in June 2012.
WestPoint Home's current credit facility with Bank of America expires in June 2012. If WPI is unable to extend or enlarge this facility or obtain a replacement facility or other alternative financing, WPI may not have financing to fund its working capital needs, capital expenditures and other requirements of its business through the next twelve months. If WPI is able to extend this facility or obtain a replacement facility, the terms may be less advantageous than the terms of the current facility. Any of these factors could have a material adverse effect on the growth of WPI's business and on WPI's financial position and operating results.
From time to time WPI may explore additional financing methods and other means to make needed investments. Such financing methods could include debt financing. If WPI's business does not improve, it is likely that this financing would be available only on terms that are not advantageous. WPI cannot assure you that any additional financing will be available to it on acceptable terms.
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
The home fashion industry is both cyclical and seasonal, which affects WPI's performance. Traditionally, the home fashion industry is seasonal, with a peak sales season in the fall. In response to this seasonality, WPI increases its inventory levels during the first six months of the year to meet customer demands for the peak fall season. In addition, the home fashion industry is traditionally cyclical and WPI's performance may be negatively affected by downturns in consumer spending. The home fashion industry is also highly correlated to home sales, and WPI's performance has been negatively affected by the downturn in this market.
The loss of any of WPI's large customers could have an adverse effect on its business.
During fiscal 2011, WPI had seven customers that accounted for approximately 63% of its net sales. Other retailers have indicated that they intend to significantly increase their direct sourcing of home fashion products from foreign sources. The loss of any of WPI's largest accounts, or a material portion of sales to those accounts, would have an adverse effect upon WPI's business, which could be material.
A substantial portion of WPI's sales are derived from licensed designer brands. The loss of a significant license could have an adverse effect on its business.
A substantial portion of WPI's sales is derived from licensed designer brands. The loss of a significant license could have a material adverse effect on its business. The only licensed brand that contributed greater than 10% of WPI's net sales for each of fiscal 2011, fiscal 2010 and fiscal 2009 was “Ralph Lauren,” which contributed approximately $61 million, $137 million, and $113 million, respectively, during such periods. The license agreements for these designer brands generally are for a term of two or three years. Some of the licenses are automatically renewable for additional periods, provided that sales thresholds set forth in the license agreements are met. The loss of a significant license could have an adverse effect upon WPI's business, which effect could be material. Under certain circumstances, these licenses can be terminated without WPI's consent due to circumstances beyond WPI's control.
WPI currently operates as a licensee to Ralph Lauren Home in the product categories of utility bedding and blankets. As a result of an ongoing strategic effort on the part of Ralph Lauren to take certain of its licensed businesses in-house, WPI's license with Ralph Lauren in such categories (other than utility bedding and blankets) terminated on April 30, 2011. WPI will continue to supply fashion bed and bath products, made at WPI's facility in Bahrain and at its joint venture facility in Pakistan to Ralph Lauren as a vendor, rather than a licensee. WPI's license with Ralph Lauren in the utility bedding and blanket categories, which was set to expire on December 31, 2010, has been extended to December 31, 2012. There is no assurance that in the aggregate the revenue stream from new sales to Ralph Lauren in the future that result from WPI's new role as a vendor to Ralph Lauren will equal the aggregate revenue stream generated from WPI acting as a licensee in prior years.
During fiscal 2010 there was a shortage of the principal raw materials WPI uses to manufacture its products, particularly cotton and cotton yarn that forced WPI to pay significantly more for those materials. Any similar or future shortages would increase WPI's cost of goods and cause WPI to increase its prices, which could have an adverse effect on WPI's operations, and, to the extent WPI is not able to pass the cost increases to its customers, the margins on WPI products will be decreased.
Any shortage in the raw materials WPI uses to manufacture its products could adversely affect WPI's operations. The principal raw materials that WPI uses in the manufacture of its products are cotton of various grades and staple lengths and polyester and nylon in staple and filament form. During fiscal 2010, there was a shortage of cotton and cotton yarn that forced WPI to pay significantly more for those materials. The shortage has been somewhat mitigated since the first half of fiscal 2011. The shortages resulted from weather problems in Pakistan, which decreased cotton production, as well as increased internal usage in India and China. In addition, these countries, as well as other countries in the region, decreased exports to protect domestic supplies. Furthermore, the shortages experienced resulted in the unwillingness of many producers to enter into long-term supply agreements, which resulted in increased price volatility. These shortages further resulted in increased prices for other raw materials, including polyester and nylon. The increases in production costs negatively affected WPI's operating margins for fiscal 2010 and the first half of fiscal 2011. In addition, limited availability in freight transportation options have on occasion increased WPI's aggregate costs of raw materials. WPI has not historically been able to pass all these cost increases to its customers through increased prices and, when that is the case, the margins on WPI's products have decreased. To the extent WPI increases the prices of its products to take into account any increased costs, WPI's sales may be negatively affected. Any shortage event may also impact the availability of raw materials, thereby adversely impacting the timing and volume of WPI net sales.
The home fashion industry is very competitive and WPI's success depends on its ability to compete effectively in its market.
The home fashion industry is highly competitive. WPI's future success will, to a large extent, depend on its ability to be a low-cost producer and to remain competitive. WPI competes with both foreign and domestic companies on the basis of price, quality and customer service. WPI's future success depends on its ability to remain competitive in the areas of marketing, product development, price, quality, brand names, manufacturing capabilities, distribution and order processing. Any failure to compete effectively could adversely affect WPI's sales and, accordingly, our Home Fashion operations. Additionally, the easing of trade restrictions over time has led to growing competition from low-priced products imported from Asia and Latin America. The lifting of import quotas in 2005 has accelerated the loss of WPI's market share.

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
Recent civil unrest in Bahrain has not affected WPI's operations in that country to date, but we cannot assure you that future events in Bahrain or the other foreign countries in which WPI has operations will not have a material adverse effect on WPI's business and foreign assets and the cost or availability of its goods.
There has been consolidation of retailers of home fashion products that may reduce WPI's profitability.
The consolidation of retailers of consumer goods has resulted in certain retailers having a greater ability to secure more favorable terms from vendors. Retailers' pricing leverage has resulted in a decline in WPI's unit pricing and margins and resulted in a shift in product mix to more private label programs. If WPI is unable to diminish the decline in its pricing and margins, WPI may not be able to achieve profitability.
WPI continues to restructure its operations but these efforts may not be successful.
To improve WPI's competitive position, WPI intends to continue to significantly reduce its cost of goods sold by restructuring some of WPI's remaining operations in the plants located in the United States, increasing production within WPI's non-U.S. facilities and joint venture operation and sourcing goods from lower-cost overseas facilities and vendors. There is no assurance that WPI will be successful in its continuing restructuring efforts, the failure of which could adversely impact WPI's profitability and ability to compete effectively.
The retail industry in the United States is highly competitive and subject to the various economic cycles of consumer demand. WPI is subject to the retailers' demand for products as manifest by underlying consumer spending. WPI may incur adverse financial consequences if WPI's retail customers experience adverse financial results.
Retailers of consumer goods are dependent upon consumer spending. In turn, consumer spending is broadly a function of the overall economic environment. Given the weaknesses in the overall economy, and in the home sales market specifically, the level of consumer retail spending for home textile products is likely to decline, which would have an adverse impact on WPI's business and financial results. In the current unsettled economic environment, the indicators are that consumers are not purchasing discretionary goods to the extent they have in the past. To the extent that retailers of consumer goods are faced with financial difficulties due to weakened consumer demand, depending upon the amount of business that WPI does with any such customer, WPI's financial results may be adversely affected. This adverse impact could arise out of the potential recoverability of a receivable from a financially impaired retailer or from a customer doing less business with WPI. WPI believes it maintains adequate receivable reserves for specifically known events and an overall general provision for unknown circumstances. However, depending upon the magnitude of any future unknown event, these reserves may not be sufficient.
WPI is subject to various U.S. federal, state and local and foreign laws, rules and regulations. If WPI does not comply with these laws, rules and regulations, it may incur significant costs in the future to become compliant.
WPI is subject to various U.S. federal, state and local and foreign laws, rules and regulations governing, among other things, the discharge, storage, handling, usage and disposal of a variety of hazardous and non-hazardous substances and wastes used in, or resulting from, WPI's operations, including potential remediation obligations under those laws and regulations. WPI's operations are also governed by U.S. federal, state, local and foreign laws, rules and regulations relating to employee safety and health which, among other things, establish exposure limitations for cotton dust, formaldehyde, asbestos and noise, and which regulate chemical, physical and ergonomic hazards in the workplace. Although WPI does not expect that compliance with any of these laws, rules and regulations will materially adversely affect our Home Fashion operations, WPI cannot assure you that regulatory requirements will not become more stringent in the future or that WPI will not incur significant costs to comply with those requirements.

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
We have entered into a covered affiliate agreement, pursuant to which we (and certain of our subsidiaries) have agreed, in general, to be bound by certain restrictions on our investments in any assets that the General Partners deem suitable for the Investment Funds, other than government and agency bonds, cash equivalents and investments in non-public companies. We and our subsidiaries will not be restricted from making investments in the securities of certain companies in which Mr. Icahn or companies he controlled had an interest in as of the date of the initial launch of the Investment Funds, and companies in which we had an interest as of the date of the acquisition of the partnership interests on August 8, 2007 of our Investment business. We and our subsidiaries, either alone or acting together with a group, will not be restricted from (i) acquiring all or any portion of the assets of any public company in connection with a negotiated transaction or series of related negotiated transactions or (ii) engaging in a negotiated merger transaction with a public company and, pursuant thereto, conducting and completing a tender offer for securities of the company.
We have made significant investments in the Investment Funds and negative performance of the Investment Funds may result in a significant decline in the value of our investments.
We have interests aggregating approximately $3.1 billion in the Investment Funds. If the Investment Funds experience negative performance, the value of these investments will be negatively impacted, which could have a material adverse effect on our operating results, cash flows and financial position.
Our investments may be subject to significant uncertainties.
Our investments may not be successful for many reasons, including, but not limited to:

•	fluctuations of interest rates;

•	lack of control in minority investments;

•	worsening of general economic and market conditions;

•	lack of diversification;

•	the success of the Investment Funds' activist strategies;

•	fluctuations of U.S. dollar exchange rates; and

•	adverse legal and regulatory developments that may affect particular businesses.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Automotive
Federal-Mogul's world headquarters is located in Southfield, Michigan, which is a leased facility. Federal-Mogul had 169 manufacturing facilities, technical centers, distribution centers, and sales and administration office facilities worldwide at December 31, 2011. Approximately 42% of the facilities are leased; the majority of which are distribution centers, and sales and administration offices. Federal-Mogul owns the remainder of the facilities.

Type of Facility	U.S. and Canada	Europe	Rest of World	Total
Manufacturing facilities	28	43	32	103
Technical centers	8	7	2	17
Distribution centers	7	5	6	18
Sales and administration offices	7	7	17	31
	50	62	57	169

The facilities range in size from approximately 350 square feet to 1.1 million square feet. Federal-Mogul's management believes that substantially all of Federal-Mogul's facilities are in good condition and that it has sufficient capacity to meet its current and expected manufacturing and distribution needs.
Gaming
Tropicana's corporate headquarters is located in Las Vegas, Nevada, which is leased office space, and currently owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The nine properties operated by Tropicana feature approximately 414,000 square feet of gaming space and 6,060 hotel rooms. The nine casino facilities Tropicana currently operates include three casinos in Nevada, two casinos in Mississippi and one casino in each of Indiana, Louisiana, New Jersey and a temporary casino in Aruba. Plans for a permanent casino in Aruba are under development.
Railcar
ARI's headquarters is located in St. Charles, Missouri. ARI leases its facility from an entity owned by Mr. James Unger, Vice Chairman of ARI's board of directors, pursuant to a lease agreement that expires December 31, 2021.
In addition, ARI owns 11 properties and leases five other properties in which it conducts its railcar manufacturing, industrial component and parts manufacturing and railcar services operations. All of ARI's properties are located in North America.
Food Packaging
Viskase's headquarters is located in Darien, Illinois. In addition, Viskase operates seven manufacturing facilities and ten distribution centers throughout North America, Europe, South America and Asia.
Metals
PSC Metals is headquartered in Mayfield Heights, Ohio and, as of December 31, 2011, operated 47 recycling yards and two secondary products storage centers. PSC Metals' facilities are strategically located in high-volume scrap markets throughout the upper Midwestern and Southeastern United States, placing PSC Metals in proximity to both suppliers and consumers of scrap metals. A steel pipe products storage center is located in Smithville, Ontario.
Real Estate
Our Real Estate segment is headquartered in New York, New York. As of December 31, 2011, our Real Estate segment owned 30 retail, office and industrial properties, the majority of which are net leased to single corporate tenants. These primarily consist of fee and leasehold interests in 13 states. In terms of square footage, approximately 94% of these properties are net-leased, 4% are operating properties and 2% are vacant as of December 31, 2011.
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
Home Fashion
WPI is headquartered in New York, New York. WPI's properties are indirectly owned or leased through its subsidiaries. WPI owns and operates a manufacturing facility in Chipley, Florida and distribution centers in Chipley, Florida and Wagram, North Carolina. On January 31, 2011, WPI announced the closure of its facility in Greenville, Alabama. WPI owns a manufacturing facility in Bahrain through its wholly owned subsidiary and its joint venture company owns a manufacturing facility in Lahore, Pakistan. WPI owns office space in West Point, Georgia, and Valley, Alabama, and leases various additional office space, including 85,564 square feet in New York City. WPI also leases space elsewhere for other administrative, storage and office space. WPI's management believes that its facilities and equipment are in good condition and sufficient for current operations.
Investment and Holding Company
Icahn Enterprises L.P. is headquartered in New York, New York. We and our Investment operations occupy approximately 17,800 square feet of leased office space.

Item 3. Legal Proceedings.
Investment
On October 28, 2010, Lions Gate filed a lawsuit in the United States District Court for the Southern District of New York against Carl Icahn, Brett Icahn, Icahn Enterprises L.P., Icahn Enterprises Holdings L.P., Icahn Enterprises G.P, certain of our Investment segment entities (collectively, the Icahn Group) and others alleging violations of the Exchange Act and state tort law in connection with certain disclosures made during tender offers by the Icahn Group to acquire Lions Gate stock relating to the Icahn Group's acquisition of the debt of Metro-Goldwyn-Meyer, Inc., and alleging that the Icahn Group violated the tender offer Best Price Rule (promulgated under the rules and regulations of the SEC) by providing additional consideration to Mark Cuban in exchange for the tender of his Lions Gate shares that was not provided to other tendering shareholders.  The complaint sought injunctive relief compelling the Icahn Group to make corrective disclosures and to offer the same consideration it offered to Mark Cuban to Lions Gate's other shareholders, and money damages.  Lions Gate amended its complaint on December 3, 2010 to add certain supplemental factual allegations.  The Icahn Group moved to dismiss the amended complaint on December 17, 2010.  On March 23, 2011, the court granted the Icahn Group's motion in part and denied it in part, dismissing all of Lions Gate's claims except its Best Price Rule claim.  On September 15, 2011, all pending litigation with Lions Gate was dismissed with prejudice.
Dynegy Inc.
On November 4, 2011, Resources Capital Management Corp., Roseton OL, LLC, and Danskammer OL, LLC, filed an action in Supreme Court of New York, New York County, against Dynegy Inc. ("Dynegy"), various affiliates of Dynegy, certain members of the Board of Directors of Dynegy, and various other defendants, including Icahn Capital LP ("Icahn Capital"). The plaintiffs are seeking an unspecified amount of damages for alleged breaches of fiduciary obligation, as well as declaratory and other equitable relief regarding certain notes and related contracts. Icahn Capital is named as a defendant and is being sued for allegedly aiding and abetting Dynegy and its directors in the alleged breaches of fiduciary obligation, tortious interference, and unjust enrichment.
None of the defendants, including Icahn Capital, has filed any response to the Complaint, as the action is subject to the automatic stay pursuant to the bankruptcy of Dynegy Holdings, LLC, one of the defendants. The Court issued a formal stay order on February 29, 2012. In addition, the plaintiffs have informed the Court that the proposed Plan of Reorganization in the pending bankruptcy, if confirmed, will result in dismissal of all of the claims of the Complaint, including the claims against Icahn Capital. If the proposed plan of reorganization is not confirmed or does not result in dismissal of the claims, because of the early stage of the litigation, it is not possible to evaluate the outcome. However, Icahn Capital believes it has meritorious defenses to the claims asserted against it.

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
Many of the sites that are likely to be the costliest to remediate are often current or former commercial waste disposal facilities to which numerous companies sent wastes. Despite the potential joint and several liability which might be imposed on Federal-Mogul under CERCLA and some of the other laws pertaining to these sites, Federal-Mogul's share of the total waste sent to these sites has generally been small. Therefore, Federal-Mogul believes its exposure for liability at these sites is limited.
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
Total accrued environmental liabilities were $16 million and $19 million at December 31, 2011 and 2010, respectively. Federal-Mogul believes that such accruals will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, Federal-Mogul's results of operations and financial condition could be materially affected. At December 31, 2011, Federal-Mogul estimates that reasonably possible material additional losses above and beyond its best estimate of required remediation costs, as recorded, approximate $41 million.
Other Matters
Federal-Mogul is involved in other legal actions and claims, directly and through its subsidiaries, that arise in the normal course of business. Federal-Mogul does not believe that the outcomes of these other actions or claims are likely to have a material adverse effect on its financial position, operating results or cash flows.
Gaming
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
During the course of proceedings, the Plaintiffs and Defendants each filed a motion for summary judgment claiming ownership of the “Tropicana” trademark. Both motions were denied, although the Nevada state court preliminarily found that the Plaintiffs might have an unexercised reversionary ownership interest in the "Tropicana" trademark as a result of an agreement that is 30 years old. Nonetheless, because any exercise of this purported reversionary interest by Tropicana LV could have potentially deprived Tropicana, as successor to Tropicana LLC, of its asserted ownership of the Tropicana trademark, the Defendants filed a motion in the Chapter 11 Cases for an order rejecting the 1980 trade name agreement. In addition, Tropicana, together with its subsidiary, New Tropicana Holdings, Inc., or New Tropicana, and certain affiliates of

Icahn Capital LP, as secured lenders to Tropicana, filed a complaint in the Chapter 11 Cases against the Plaintiffs, seeking a declaration that, consistent with prior, uncontested orders of the Bankruptcy Court, New Tropicana is the owner of the “Tropicana” trademark, the Exit Facility lenders have a perfected security interest in that property, and the Nevada state court action, to the extent it sought to assert ownership over the trademark or question the validity of the security interest, violated the automatic stay. The complaint also demanded an injunction against any further efforts by the Plaintiffs to re-litigate the ownership issue, and sought other remedies on behalf of the Exit Facility lenders.
On August 9, 2011 all parties to the Nevada State Court action and the Bankruptcy Court action entered into a global Settlement Agreement (the “Settlement Agreement”) concluding both actions and governing the respective rights of the parties to the “Tropicana” trademark. Pursuant to the Settlement Agreement, which became effective on September 28, 2011, the plaintiffs, subject to certain advertising exceptions and other terms and conditions set forth in the Settlement Agreement, have perpetual exclusive rights to use the names, trademarks and/or service marks (the “Marks”) TROPICANA LAS VEGAS (or TROP LAS VEGAS) and TROPICANA LV (or TROP LV) (the “TLV Marks,” as defined in the Settlement Agreement) in conjunction with its services (“Services,” as defined in the Settlement Agreement) in the City of Las Vegas, Nevada and within a 50-mile radius of the front entrance of the Tropicana Las Vegas Hotel and Casino located at 3801 Las Vegas Boulevard South, Las Vegas, Nevada, or the TLV Territory, along with certain rights to use the TLV Marks on the internet without geographical limitation and to register the TLV Marks as domain names. Defendants, subject to certain advertising exceptions and other terms and conditions set forth in the Settlement Agreement, have perpetual exclusive worldwide rights (excluding the TLV Territory) to use the TROPICANA and TROP Marks coupled with either a pre-existing identifier of its Services (such as "TROPICANA ENTERTAINMENT" or "TROP ADVANTAGE") or an accurate geographic identifier of the location of a Tropicana Entertainment property (other than LAS VEGAS or the name of any city within the TLV Territory) (the “TE Marks”) along with certain rights to use the TE Marks on the Internet without geographic limitation and to register the TE Marks as domain names.
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
The Marsh Defendants filed an answer on October 20, 2010 denying the material allegations of the complaint and subsequently filed a Motion to Dismiss for Forum Non Conveniens in December 2010, which motion was denied by the Court on April 12, 2011. On August 18, 2011 the Marsh Defendants filed a Motion for Summary Judgment arguing that the Court should apply the Arizona Statue of Limitations to the action. Aztar filed an objection to the Marsh Defendants' motion on September 23, 2011 arguing, inter alia, that the New Jersey Statute of Limitations applies to the action. The Marsh Defendants filed its Reply on October 3, 2011. The motion was argued in January 2012 and a decision is currently pending before the Court. Discovery is also proceeding, and trial is not expected to take place until fiscal 2012, at the earliest. Any recovery obtained by Aztar in this action will be recoverable by our Gaming operations as the current owner of Tropicana AC.
Railcar
On December 16, 2010, a complaint was filed by Steve Garvin, Deloris Garvin, and Garvin Enterprise, Inc. against ARI’s subsidiaries Southwest Steel I, LLC, Southwest Steel II, LLC and Southwest Steel III, LLC, d/b/a Southwest Steel Casting Co., in the District Court of Harris County, Texas, 295th Judicial District. On July 25, 2011, the complaint was amended to include ARI as a party to the litigation. The plaintiffs alleged that ARI improperly used their former employees to source components from Chinese suppliers in violation of contractual arrangements among the parties and in a manner that compromised the plaintiffs’ relationships with the Chinese suppliers. The case was settled and a related charge was included in our financial results as of December 31, 2011.
Metals
PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question. PSC is in the process of negotiating a settlement with the Environmental Protection Agency, or EPA, that will resolve PSC Metals and its predecessors' liability associated with the Port Refinery superfund site in the Village of Rye Brook, NY. PSC Metals believes that it has adequately accrued for this settlement. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of December 31, 2011 and 2010. If it is determined that PSC has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $30 million and $28 million as of December 31, 2011 and 2010, respectively. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.
PSC Metals recently received two notices of violation from the Missouri Department of Natural Resources, or MDNR, for hazardous waste and water violations related to its Festus, Missouri location. PSC Metals has responded to the notices of violation and is cooperating with MDNR's ongoing investigation of the site. PSC Metals believes that it has an adequate environmental liability accrual associated with the site, which is reflected in the remediation estimate discussed above.
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
The EPA, has alleged that PSC Metals' scrap processing facility located in Cleveland, Ohio has violated the requirements of Section 608 of the Clean Air Act, 42 USC Section 761, which requires scrap processors to either recover refrigerants from appliances in accordance with the procedures described in the applicable federal regulations or verify through certifications that refrigerants have previously been evacuated. PSC Metals has entered into a consent decree with the EPA that resolves all claims against it. The consent decree includes injunctive relief that will require it to offer refrigerant extraction services at 11 of its scrap processing facilities for the next four years.  PSC Metals estimates that the cost associated with the required injunctive relief will range from $0.8 million to $1.7 million, exclusive of a civil penalty of $199,000 assessed in connection with the consent decree which PSC Metals paid in fiscal 2011.
Home Fashion
We were defendants in two lawsuits, one in the federal courts in New York and one in the Delaware state courts, challenging, among other matters, the status of our ownership interests in the common and preferred stock of WPI. We (through Aretex LLC) had acquired ownership of a majority of the WPI common stock through a July 2005 Sale Order entered by the United States Bankruptcy Court for the Southern District of New York. Under that Sale Order, WPI acquired substantially all of the assets of WestPoint Stevens, Inc. The losing bidders at the Bankruptcy Court auction that led to the Sale Order challenged the Sale Order. In November 2005, the United States District Court for the Southern District of New York modified portions of the Sale Order in a manner that could have reduced our ownership of WPI stock below 50%. In its March 26, 2010 decision, the United States Court of Appeals for the Second Circuit held that we are entitled to own a majority of WPI's common stock, and thus have control of WPI. The Second Circuit ordered the Bankruptcy Court's Sale Order reinstated, to ensure that our percentage ownership of the common stock will be at least 50.5%. The Second Circuit ordered the District Court to remand the matter back to the Bankruptcy Court for further proceedings consistent with its ruling. On remand, the Bankruptcy Court entered an Order on December 6, 2010 implementing the Second Circuit's decision. On September 23, 2011, the Bankruptcy Court entered a stipulation dismissing the bankruptcy case, the separate adversary proceeding against Aretex LLC and others, and allowing certain funds to be distributed to the first lien lenders.
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
Environmental Matters
WPI is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes used in or resulting from its operations and potential remediation obligations. WPI's operations are also governed by U.S. federal, state, local and foreign laws, rules and regulations relating to employee safety and health which, among other things, establish exposure limitation for cotton dust, formaldehyde, asbestos and noise, and which regulate chemical, physical and ergonomic hazards in the workplace. WPI estimated its environmental accruals to be $1 million at both December 31, 2011 and 2010.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.
Our depositary units are traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol “IEP.” The range of high and low sales prices for the depositary units on the NASDAQ Composite Tape for each quarter during fiscal 2010 and fiscal 2011 are as follows:

Quarter Ended:	High	Low
March 31, 2010	49.98	38.63
June 30, 2010	45.93	30.66
September 30, 2010	40.50	32.38
December 31, 2010	36.81	33.67
March 31, 2011	42.51	34.92
June 30, 2011	46.45	38.02
September 30, 2011	46.39	35.99
December 31, 2011	43.93	35.60

As of December 31, 2011, there were approximately 10,900 record holders of our depositary units.
There were no repurchases of our depositary units during fiscal 2011 or fiscal 2010. On January 19, 2012, we canceled all of our treasury units.
In connection with a rights offering registered on Form S-3, which was declared effective on December 27, 2011, we issued an aggregate 13,590,238 depositary units in January 2012 as a result of the exercise of basic subscription rights and over-subscription rights pursuant to the offering. Refer to Note 19, "Subsequent Events," to our consolidated financial statements for further discussion.
Distributions
During fiscal 2011, we paid four quarterly cash distributions comprising of $0.25 during the first quarter of fiscal 2011 and $0.10 during each of the second, third and fourth quarters of fiscal 2011. During fiscal 2010 we paid four quarterly cash distributions to holders of our depositary units of $0.25 per unit.

On February 28, 2012, the board of directors declared a quarterly distribution of $0.35 per depositary unit, comprised of a combination of $0.10 payable in cash and $0.25 payable in depositary units. The distribution will be paid on March 30, 2012 to depositary unitholders of record at the close of business on March 15, 2012. We calculated the depositary units to be distributed based on the 20 trading day volume weighted average price of our depositary units ending on February 27, 2012, resulting in .006269 of a unit being distributed per depositary unit.  To the extent that the aggregate units to be distributed to any holder would include a fraction of a unit, that fractional unit will be settled in cash.  The cut-off date for brokers or nominees to advise our transfer agent, Registrar and Transfer Company, of their full and fractional unit requirements is March 22, 2012.
The declaration and payment of distributions is reviewed quarterly by Icahn Enterprises GP's board of directors based upon a review of our balance sheet and cash flow, the ratio of current assets to current liabilities, our expected capital and liquidity requirements, the provisions of our partnership agreement and provisions in our financing arrangements governing distributions, and keeping in mind that limited partners subject to U.S. federal income tax have recognized income on our earnings even if they do not receive distributions that could be used to satisfy any resulting tax obligations. The payment of future distributions will be determined by the board of directors quarterly, based upon the factors described above and other factors that it deems relevant at the time that declaration of a distribution is considered. Payments of distributions are subject to certain restrictions. There can be no assurance as to whether or in what amounts any future distributions might be paid.
As of March 8, 2012, there were 99,161,952 depositary units outstanding. Each depositary unitholder will be taxed on the unitholder's allocable share of our taxable income and gains.

Securities Authorized for Issuance Under Equity Compensation Plans
In fiscal 2010, we entered into an agreement with Daniel A. Ninivaggi, our President and Principal Executive Officer, in which Mr. Ninivaggi was granted Class A options to purchase 100,999 of our depositary units with an exercise price of $45.15 per unit, and Class B options to purchase 100,999 of our depositary units with an exercise price of $55.05 per unit. Additional information regarding these options is included in Part III, Item 11 of this Annual Report on Form 10-K. We do not have any other equity compensation plans.

Item 6. Selected Financial Data.
The following tables contain our selected historical consolidated financial data, which should be read in conjunction with our consolidated financial statements and the related notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K. The selected financial data as of December 31, 2011 and 2010 and for the fiscal years ended December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements at those dates and for those periods, contained elsewhere in this Annual Report on Form 10-K. The historical selected financial data as of December 31, 2009, 2008 and 2007 and for the fiscal years ended December 31, 2008 and 2007 have been derived from our audited consolidated financial statements at those dates and for those periods, not contained in this Annual Report on Form 10-K, as adjusted retrospectively for our acquisitions of the controlling interests in American Railcar Industries, Inc. and Viskase Companies, Inc., which were entities under common control and reported in our consolidated results on an as-if-pooling basis.
Additionally, we acquired a controlling interest in Federal-Mogul, that has been consolidated as of March 1, 2008. In addition, as discussed in Note 3, "Operating Units-Gaming," to the consolidated financial statements, located in Item 8 of this Annual Report on Form 10-K, we acquired a controlling interest in Tropicana, that has been consolidated as of November 15, 2010. These acquisitions affect the comparability of our selected financial data presented below.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions, except per unit data)
Statement of Operations Data:
Net sales	$9,128	$7,904	$6,760	$8,399	$2,476
Other revenues from operations	770	227	139	111	95
Net gain (loss) from investment activities	1,905	814	1,406	(2,920)	439
Income (loss) from continuing operations	1,764	744	1,224	(3,142)	510
(Loss) income from discontinued operations	—	(1)	1	485	84
Net income (loss)	1,764	743	1,225	(2,657)	594
Less: Net (income) loss attributable to non-controlling interests	(1,014)	(544)	(972)	2,631	(272)
Net income (loss) attributable to Icahn Enterprises	$750	$199	$253	$(26)	$322
Net income (loss) attributable to Icahn Enterprises from:
Continuing operations	$750	$200	$252	$(511)	$233
Discontinued operations	—	(1)	1	485	89
	$750	$199	$253	$(26)	$322
Net income (loss) attributable to Icahn Enterprises allocable to:
Limited partners	$735	$195	$229	$(57)	$103
General partner	15	4	24	31	219
	$750	$199	$253	$(26)	$322
Basic income (loss) per LP Unit:
Income (loss) from continuing operations	$8.55	$2.33	$3.00	$(7.73)	$0.24
(Loss) income from discontinued operations	0.00	(0.01)	0.01	6.94	1.32
Basic income (loss) per LP unit	$8.55	$2.32	$3.01	$(0.79)	$1.56
Basic weighted average LP units outstanding	86	84	76	72	66
Diluted income (loss) per LP Unit:
Income (loss) from continuing operations	$8.33	$2.33	$2.93	$(7.73)	$0.24
(Loss) income from discontinued operations	0.00	(0.01)	0.01	6.94	1.32
Diluted income (loss) per LP unit	$8.33	$2.32	$2.94	$(0.79)	$1.56
Diluted weighted average LP units outstanding	91	85	80	72	66

Other Financial Data:
EBITDA(1)	$1,463	$876	$798	$866	$584
Adjusted EBITDA(1)	1,562	954	922	478	472
Cash distributions declared per LP Unit	0.55	1.00	1.00	1.00	0.55

	December 31,
	2011	2010	2009	2008	2007
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$2,278	$2,963	$2,256	$2,917	$2,424
Investments	8,938	7,470	5,405	4,531	6,445
Property, plant and equipment, net	3,505	3,455	2,958	3,179	801
Total assets	25,136	21,338	18,886	19,730	13,318
Post-employment benefit liability	1,340	1,272	1,413	1,356	30
Debt	6,473	6,509	5,186	4,977	2,441
Equity attributable to Icahn Enterprises	3,755	3,183	2,834	2,564	2,486

(1)
EBITDA represents earnings before interest expense, income tax (benefit) expense and depreciation and amortization. We define Adjusted EBITDA as EBITDA excluding the effects of impairment, restructuring costs, certain pension plan expenses, OPEB curtailment gains, purchase accounting inventory adjustments, discontinued operations and gains/losses on extinguishment of debt. We present EBITDA and Adjusted EBITDA on a consolidated basis, net of the effect of non-controlling interests. We conduct substantially all of our operations through subsidiaries. The operating results of our subsidiaries may not be sufficient to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us for payment of our indebtedness, payment of distributions on our depositary units or otherwise, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which these subsidiaries currently may be subject or into which they may enter into in the future. The terms of any borrowings of our subsidiaries or other entities in which we own equity may restrict dividends, distributions or loans to us.

We believe that providing EBITDA and Adjusted EBITDA to investors has economic substance as these measures provide important supplemental information of our performance to investors and permits investors and management to evaluate the core operating performance of our business without regard to interest, taxes and depreciation and amortization and the effects of impairment, restructuring costs, certain pension plan expenses, OPEB curtailment gains, purchase accounting inventory adjustments, discontinued operations and gains/losses on extinguishment of debt. Additionally, we believe this information is frequently used by securities analysts, investors and other interested parties in the evaluation of companies that have issued debt. Management uses, and believes that investors benefit from referring to these non-GAAP financial measures in assessing our operating results, as well as in planning, forecasting and analyzing future periods. Adjusting earnings for these charges allows investors to evaluate our performance from period to period, as well as our peers, without the effects of certain items that may vary depending on accounting methods and the book value of assets. Additionally, EBITDA and Adjusted EBITDA present meaningful measures of corporate performance exclusive of our capital structure and the method by which assets were acquired and financed.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions)
Attributable to Icahn Enterprises:
Net income (loss)	$750	$199	$253	$(26)	$322
Interest expense	377	338	268	295	177
Income tax expense (benefit)	27	11	(40)	327	36
Depreciation, depletion and amortization	309	328	317	270	49
EBITDA attributable to Icahn Enterprises	$1,463	$876	$798	$866	$584
Impairment(a)	$58	$8	$34	$337	$20
Restructuring(b)	9	12	37	117	13
Purchase accounting inventory adjustment(c)	—	—	—	54	—
Expenses associated with U.S. based funded pension plans(d)	33	40	50	3	—
OPEB Curtailment gains(e)	(1)	(22)	—	—	—
Discontinued operations(f)	—	—	(1)	(753)	(145)
Net loss (gain) on extinguishment of debt(g)	—	40	4	(146)	—
Adjusted EBITDA attributable to Icahn Enterprises	$1,562	$954	$922	$478	$472

(a)	Represents asset impairment charges, net of non-controlling interests. The amount for fiscal 2008 relates primarily to our Automotive segment for goodwill and other indefinite-lived intangible assets.

(b)
Restructuring costs represent expenses incurred by our Automotive and Home Fashion segments, relating to efforts to integrate and rationalize businesses and to relocate manufacturing operations to best-cost countries, net of non-controlling interests.

(c)
In connection with the application of purchase accounting upon the acquisition of Federal-Mogul, we adjusted Federal-Mogul's inventory balance as of March 1, 2008 to fair value. This resulted in an additional non-cash charge to cost of goods sold during fiscal 2008 which is reflected net of non-controlling interests.

(d)	Represents expense associated with Federal-Mogul's U.S. based funded pension plans, net of non-controlling interests.

(e)	Represents curtailment gains relating to Federal-Mogul's elimination of certain other post-employment benefits for certain of its employees, net of non-controlling interests.

(f)
Discontinued operations primarily include the operating results of and gains on sales of our former oil and gas operations, which were sold in November, 2006 and our former gaming segment, American Casino & Entertainment Properties, LLC, which was sold in February 2008.

(g)
During the fourth quarter of fiscal 2008, we purchased outstanding debt of entities in our consolidated financial statements in the principal amount of $352 million and recognized an aggregate gain of $146 million, net of non-controlling interests.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011, or our 2011 Form 10-K.
Overview
Introduction
Icahn Enterprises L.P., or Icahn Enterprises, is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P., or Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc., or Icahn Enterprises GP, our sole general partner, which is owned and controlled by Mr. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of December 31, 2011, affiliates of Mr. Icahn owned 79,238,262 of our depositary units which represented approximately 92.6% of our outstanding depositary units. In connection with a rights offering registered on Form S-3, which was declared effective on December 27, 2011, Mr. Icahn and his affiliates fully exercised their basic subscription rights and over-subscription rights to subscribe for our depositary units allocated to them in January 2012. Upon expiration of the rights offering, Mr. Icahn and his affiliates owned 92,233,846, or approximately 93.0%, of our outstanding depositary units. Refer to Note 19, "Subsequent Events," to our consolidated financial statements for further discussion.
We are a diversified holding company owning subsidiaries engaged in the following operating businesses: Investment, Automotive, Gaming, Railcar, Food Packaging, Metals, Real Estate and Home Fashion. In addition to our operating businesses, we discuss the Holding Company, which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company.

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

Results of Operations

Consolidated Financial Results
The following tables summarize total revenues, net income (loss) and net income (loss) attributable to Icahn Enterprises for each of our reportable segments and our Holding Company for the years ended December 31, 2011, 2010 and 2009. We consolidated the results of our Gaming segment effective as of November 15, 2010 and, therefore, our consolidated results of operations for the year ended December 31, 2010 includes the results of operations from our Gaming segment for the period November 15, 2010 through December 31, 2010. Eliminations relate to the unrealized gains recorded by our Investment segment for its investment in Tropicana from the date of its acquisition of a controlling interest in Tropicana through the date that its investment in Tropicana was transferred to us. Refer to "Distributions-In-Kind" above and Note 3, “Operating Units - Gaming,” to the consolidated financial statements for further discussion.

	Revenues			Net Income (Loss) From Continuing Operations			Net Income (Loss) From Continuing Operations Attributable to Icahn Enterprises
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(in millions)
Investment	$1,909	$905	$1,534	$1,844	$840	$1,448	$873	$348	$469
Automotive	6,937	6,239	5,397	168	160	(28)	121	116	(29)
Gaming	624	78	—	24	(1)	—	13	1	—
Railcar	514	270	444	4	(27)	15	2	(15)	8
Food Packaging	338	317	296	6	14	15	4	10	11
Metals	1,096	725	384	6	4	(30)	6	4	(30)
Real Estate	90	90	96	18	8	11	18	8	11
Home Fashion	325	431	382	(66)	(62)	(59)	(56)	(42)	(40)
Holding Company	36	57	10	(226)	(170)	(148)	(226)	(222)	(148)
Eliminations	(14)	(22)	—	(14)	(22)	—	(5)	(8)	—
	$11,855	$9,090	$8,543	$1,764	$744	$1,224	$750	$200	$252

Overview
Our operating businesses are managed on a decentralized basis. Due to the structure of our business, we discuss the results of operations below by individual reportable segments. Please refer to Note 14, "Segment and Geographic Reporting," to the consolidated financial statements for a reconciliation of each of our reporting segment's results of operations to our consolidated results.
Please refer to Note 3, “Operating Units,” to the consolidated financial statements for a description of each of our reportable segments.

Investment
Icahn Onshore LP, or the Onshore GP, and Icahn Offshore LP (or the Offshore GP and, together with the Onshore GP, the General Partners) act as general partner of Icahn Partners LP, or the Onshore Fund, and the Offshore Master Funds (as defined herein), respectively. The General Partners do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds (as defined below) are not offered to outside investors. Interests in the Investment Funds had been previously offered only to certain sophisticated and qualified investors on the basis of exemptions from the registration requirements of the federal securities laws and were not (and still are not) publicly available. The “Offshore Master Funds” consist of (i) Icahn Partners Master Fund LP (or Master Fund I), (ii) Icahn Partners Master Fund II LP (or Master Fund II) and (iii) Icahn Partners Master Fund III LP (or Master Fund III). The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the “Investment Funds.”

Incentive Allocations and Special Profits Interest Allocations
Historically, our Investment segment's revenues were affected by the combination of fee-paying assets under management, or AUM, and the investment performance of the Investment Funds. The General Partners' incentive allocations and special profits interest allocations earned from the Investment Funds were accrued on a quarterly basis and were allocated to the General Partners at the end of the Investment Funds' fiscal year (or sooner on redemptions) assuming there were sufficient net profits to cover such amounts. As more fully disclosed in a letter to investors in the Investment Funds filed with the SEC on Form 8-K on March 7, 2011, the Investment Funds returned all fee-paying capital to their investors during fiscal 2011. Payments were funded through cash on hand and borrowings under existing credit lines. As a result, no further incentive allocations or special profits interest allocations will accrue for periods subsequent to March 31, 2011.
The General Partners waived the special profits interest allocations and incentive allocations for our interests in the Investment Funds and Mr. Icahn's direct and indirect holdings.
All of the special profits interest allocations and incentive allocations are eliminated in consolidation; however, our share of the net income from the Investment Funds includes the amounts of these allocations.
We consolidate certain entities within our Investment segment. As a result, in accordance with U.S. GAAP, any special profits interest allocations, incentive allocations and earnings on investments in the Investment Funds are eliminated in consolidation. These eliminations have no impact on our net income; however, as our allocated share of the net income from the Investment Funds includes the amount of these allocations and earnings.
As a result of the return of fee-paying capital as described above, a special profits interest allocation of $9 million was allocated to the General Partners at March 31, 2011. No further special profits interest allocation accrued in periods subsequent to March 31, 2011. A special profits interest allocation accrual of $45 million and $154 million was made for the years ended December 31, 2010 and 2009, respectively.
As a result of the return of fee-paying capital as described above, an incentive allocation of $7 million was allocated to the General Partners at March 31, 2011. No further incentive allocation will accrue in periods subsequent to March 31, 2011. Incentive allocations for the year ended December 31, 2010 was $5 million. There were no incentive allocations for the year ended December 31, 2009.
Our Interests in the Investment Funds
During fiscal 2011, Icahn Enterprises invested $100 million in the Investment Funds. In December 2011, Icahn Enterprises redeemed $150 million from the Investment Funds. As of December 31, 2011, we had investments with a fair market value of approximately $3.1 billion in the Investment Funds.
Our share of the Investment Funds' net profit (loss) through our interests in the Investment Funds, excluding incentive allocations and special profits interest allocations earned, was $871 million, $328 million and $352 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Results of operations for our Investment segment, prior to eliminations relating to its investment in Tropicana, for the year ended December 31, 2011 2010 and 2009 are presented below:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Net gain from investment activities	$1,887	$756	$1,379
Interest and dividend income	110	178	217
	1,997	934	1,596

Selling, general and administrative	50	59	80
Net income before other loss, net, interest expense and income taxes	$1,947	$875	$1,516

Gross Return
The following table sets forth performance information for the Investment Funds for the comparative periods presented. These gross returns represent a weighted-average composite of the average gross returns, net of expenses for the Investment Funds.

	Gross Return
	Year Ended December 31,
	2011	2010	2009
Investment Funds	34.5%	15.2%	33.3%

The Investment Funds' aggregate gross return was 34.5% for fiscal 2011. During fiscal 2011, gains were primarily due to our long exposure to the equity markets that were primarily driven by certain core holdings.
The Investment Funds' aggregate gross return was 15.2% for fiscal 2010.  During fiscal 2010, profits were primarily due to the Investment Funds’ long exposure in their core equity positions and, to a lesser extent, their long exposure to the credit markets, including fixed income, bank debt and derivative instruments, in the first half of fiscal 2010. The Investment Funds' short exposure to both the equity and credit markets was a negative contributor to performance in the third quarter of fiscal 2010. During fiscal 2010 short exposure to credit was a positive contributor while short exposure to equity was a negative contributor.
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
Since inception in November 2004, the Investment Funds' gross return is 156%, representing an annualized rate of return of 14% through December 31, 2011.
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Net Gain From Investment Activities
Net realized and unrealized gains on the investment activities of the Investment Funds were $1,887 million for fiscal 2011 as compared to $756 million for fiscal 2010. The increase relates to a higher rate of return in the Investment Funds during fiscal 2011 as compared to fiscal 2010.
Interest and Dividend Income
Interest and dividend income was $110 million for fiscal 2011 and $178 million for fiscal 2010. The decrease was primarily due to a decrease in interest income resulting from a reduction in fixed-income investments in our Investment segment during fiscal 2011 as compared to fiscal 2010.
Selling, General and Administrative
Selling, General and Administrative, or SG&A, for fiscal 2011 decreased by $9 million (15%) as compared to fiscal 2010. The decrease was primarily due to a decrease in deferred management fee expense as a result of deconsolidation of Icahn Fund Ltd. on March 31, 2011 (see Note 5, "Investments and Related Matters-Investment," for a detailed discussion), lower investment administrative expenses, including shareholder actions, offset in part by higher compensation expense as a result of certain fund performance during fiscal 2011 as compared to fiscal 2010.
Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009
Net Gain From Investment Activities
Net realized and unrealized gains on investment activities of the Investment Funds were $756 million for fiscal 2010 as compared to $1,379 million for fiscal 2009. The decrease relates to a lower rate of return in the Investment Funds during fiscal 2010 compared to fiscal 2009.
Interest and Dividend Income
Interest and dividend income was $178 million for fiscal 2010 and $217 million for fiscal 2009. The decrease was primarily due to decreased interest income resulting from a reduction in fixed-income investments during fiscal 2010 as compared to fiscal 2009.

Selling, General and Administrative
SG&A for fiscal 2010 decreased by $21 million (26%) as compared to the corresponding prior year period. This decrease was primarily attributable to lower appreciation of the deferred management fee payable by the consolidated Offshore Fund and lower compensation expense, offset in part by higher investment administrative expenses during fiscal 2010 as compared to fiscal 2009.

Automotive

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Net sales	$6,910	$6,219	$5,330
Cost of goods sold	5,822	5,212	4,538
Gross margin	1,088	1,007	792

Selling, general and administrative	736	704	742
Restructuring	5	8	32
Impairment	48	2	17
	789	714	791
Net income before interest expense and income taxes	$299	$293	$1

Federal-Mogul's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. Federal-Mogul's filings with the SEC are available on the SEC's website at www.sec.gov.
During fiscal 2011, we acquired additional shares of Federal-Mogul common stock.  As of December 31, 2011, we owned approximately 77.2% of the total outstanding common stock of Federal-Mogul.
During fiscal 2011, Federal-Mogul derived 66% of its net sales from the original equipment manufacturer and servicers, or OE, market and 34% from the aftermarket. Federal-Mogul is a leading global supplier of a broad range of components, accessories and systems to the automotive, small engine, heavy-duty, marine, railroad, agricultural, off-road, aerospace and energy, industrial and transport markets, including customers in both the original equipment manufacturers and servicers, or OE, market and the replacement market, or aftermarket. Federal-Mogul's customers include the world's largest automotive OEs and major distributors and retailers in the independent aftermarket. Geographically, Federal-Mogul derived 36% of its sales in the United States during fiscal 2011 and 64% internationally. Federal-Mogul has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of Federal-Mogul's international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.
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
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Net sales for fiscal 2011 increased by $691 million (11%) as compared to fiscal 2010. The impact of the U.S. dollar weakening, primarily against the euro, increased reported sales by $157 million.
In general, light and commercial vehicle OE production increased in most regions and, when combined with market share gains in all major regions across all three manufacturing business units, resulted in increased OE sales of $531 million for fiscal 2011, inclusive of $17 million due to acquisitions, as compared to fiscal 2010. Aftermarket sales for fiscal 2011 decreased by $22 million due to sales decreases in North America, partially offset by sales increases in other major regions as compared to fiscal 2010. Net changes in customer pricing for fiscal 2011 increased sales by $25 million as compared to fiscal 2010.

Cost of goods sold for fiscal 2011 increased by $610 million (12%) as compared to fiscal 2010. The impact of the relative weakness of the U.S. dollar for fiscal 2011 increased cost of products sold by $130 million as compared to fiscal 2010. Manufacturing, labor and variable overhead costs for fiscal 2011 increased by $468 million as compared to fiscal 2010 as a direct consequence of the higher production volumes, inclusive of $13 million of such costs associated with acquisitions. Additional increases for fiscal 2011 as compared to fiscal 2010 were unfavorable productivity, net of labor and benefits inflation, of $36 million and increased materials and services sourcing costs of $28 million. These increases for fiscal 2011 as compared to fiscal 2010 were partially offset by decreased depreciation of $51 million and reduced pension expense of $1 million.
Gross margin for fiscal 2011 increased by $81 million (8%) as compared to fiscal 2010. As a percent of net sales, gross margin was 16% for both fiscal 2011 and fiscal 2010. This increase for fiscal 2011 as compared to fiscal 2010 was due to decreased depreciation of $51 million, sales volume increases, which increased gross margin by $37 million, currency movements of $27 million, customer price increases of $25 million, $4 million directly related to acquisitions and decreased pension expense of $1 million, partially offset by unfavorable productivity, net of benefits and labor inflation, of $36 million, and increased materials and services sourcing costs of $28 million.
SG&A for fiscal 2011 increased by $32 million (5%) as compared to fiscal 2010. This increase was due to increased costs, net of labor and benefits inflation, of $18 million and currency movements of $14 million, partially offset by lower pension and other post-employment benefits expense of $14 million, lower stock-based compensation expense of $4 million, materials and services sourcing savings of $4 million, reduced depreciation and amortization expense of $5 million and other reductions of $1 million. SG&A was also impacted by the inclusion of other post-employment benefit curtailment gains as discussed below.
Included in SG&A for fiscal 2011 and fiscal 2010 was $1 million and $29 million, respectively, of other post-employment benefit curtailment gains. There was no other post-employment benefit curtailment gain in fiscal 2009. See Note 12, "Pensions, Other Post-employment Benefits and Employee Benefit Plans-Automotive," to the consolidated financial statements for further discussion regarding these curtailment gains.
Federal-Mogul maintains technical centers throughout the world designed to integrate its leading technologies into advanced products and processes, to provide engineering support for all of its manufacturing sites and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development, or R&D, costs, including product and validation costs, of $172 million and $156 million for fiscal 2011 and fiscal 2010, respectively. As a percentage of OE sales, R&D was 4% for each of fiscal 2011 and fiscal 2010.
Our Automotive segment recorded $48 million of impairment charges for fiscal 2011 compared to $2 million for fiscal 2010. The $48 million of impairment charge for fiscal 2011 relates to the impairment of certain indefinite-lived intangible assets of $37 million which is further discussed in detail in Note 8 of the consolidated financial statements, "Goodwill and Intangible Assets, Net," and $11 million of impairment charges primarily related to the identification of machinery and equipment that were no longer in use by Federal-Mogul and the establishment of asset retirement obligations related to facilities that are closed.
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
Net sales for fiscal 2010 increased by $889 million (17%) as compared to the corresponding prior year period. In general, light and commercial vehicle OE production increased in all regions and, when combined with market share gains in all regions across all three manufacturing segments, resulted in increased OE sales of $957 million when compared to the corresponding prior year period. Aftermarket sales increased by $22 million when compared to the corresponding prior year period, despite $48 million in reduced sales in Venezuela as a direct consequence of currency restrictions. Over 60% of Federal-Mogul's sales originate outside the United States; therefore, the impact of the U.S. dollar strengthening in 2010, primarily against the euro, decreased reported sales by $53 million when compared to the corresponding prior year period. Net customer price decreases reduced net sales by $53 million when compared to the corresponding prior year period. The Daros Group acquisition increased sales by $16 million.
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
On May 6, 2010, Federal-Mogul approved an amendment to its U.S. Welfare Benefit Plan which eliminated Other Post-employment Benefits for certain salaried and non-union hourly employees and retirees effective July 1, 2010. Also during fiscal 2010, as a result of union negotiations, Other Post-employment Benefits were eliminated at one of Federal-Mogul's U.S. manufacturing locations and reduced at another location. The cumulative result of these three events was a reduction in Federal-Mogul's accumulated post-employment benefit obligation, or APBO, of $164 million, of which $135 million is being amortized over the average remaining service lives of active participants (approximately nine years). The remaining $29 million resulted in curtailment gains, or OPEB curtailment gains, which were recognized in the consolidated statement of operations during fiscal 2010.
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

Gaming
As a result of our acquisition of additional shares of Tropicana common stock on November 15, 2010, we are required to consolidate the results of Tropicana as of such date. Therefore, our consolidated results from operations for fiscal 2010 include the results of our Gaming segment from the period November 15, 2010 through December 31, 2010.
Gaming revenues and expenses are classified in other revenues from operations and other expenses from operations, respectively, in our consolidated financial statements. Gaming revenues and expenses for our Gaming segment for fiscal 2011 and for the period November 15, 2010 through December 31, 2010 are summarized as follows:

	Year Ended December 31, 2011		Period November 15, 2010 through December 31, 2010
	Other Revenues From Operations	Other Expenses From Operations	Other Revenues From Operations	Other Expenses From Operations
	(in millions)
Casino	$507	$246	$73	$31
Room	106	32	11	4
Food and Beverage	88	38	11	5
Other	24	13	4	1
	725	$329	99	$41
Less promotional allowances	(101)		(21)
Net revenues	$624		$78

Tropicana's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. Tropicana's filings with the SEC are available on the SEC's website at www.sec.gov.
During fiscal 2011, we acquired additional shares of Tropicana common stock.  As of December 31, 2011, we owned approximately 65.1% of the total outstanding common stock of Tropicana.

Weak economic conditions continue to adversely impact the gaming industry and Tropicana. We believe Tropicana's guests have reduced their discretionary spending as a result of uncertainty and instability relating to the employment and housing markets. We cannot predict whether, or how long, current market conditions will continue to persist. In addition, Tropicana AC's revenues have been negatively impacted by the introduction of table games in Pennsylvania in mid-2010, increased marketing and promotional activity from competitors within the Atlantic City market and the opening of a new casino in New York City in the fourth quarter of fiscal 2011. The Atlantic City market experienced year-over-year declines in casino revenue of 7.8% for fiscal 2011 as compared to fiscal 2010.
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
Casino revenues were $507 million for fiscal 2011. Casino revenues are comprised primarily of slot machine and table game revenues. Slot machine revenue was $400 million and table game revenue was $97 million for fiscal 2011. Overall slot machine hold percentage was 9.0% and table games hold percentages was 15.2% for fiscal 2011.
Room, food and beverage revenues were $194 million for fiscal 2011. Hotel room occupancy percentage for fiscal 2011 was 66%.  Our average daily room rate was $72 for fiscal 2011.  Rooms, food and beverages are often offered to high-value guests on a complimentary basis. The retail value of rooms, food and beverage provided to guests on a complimentary basis is included in gross revenues and then deducted as promotional allowances to arrive at net revenues.
In the fourth quarter of fiscal 2011, Tropicana impaired certain real property and equipment by $5 million. In recording impairment charges related to real and personal property, Tropicana used both the cost and market approach.
Components of SG&A for our Gaming segment are summarized as follows:

	Year Ended December 31, 2011	Period November 15, 2010 through December 31, 2010
	(in millions)
Marketing, advertising and promotions	$34	$9
General and administrative	122	14
Maintenance and utilities	66	8
Depreciation and amortization	32	6
	$254	$37
Tropicana continues to monitor and reduce its SG&A expenses to maintain profitability in response to declining revenues due to the current weak economic conditions.

Railcar

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Manufacturing Operations:
Net sales	$454	$206	$365
Cost of goods sold	411	210	329
Gross margin	43	(4)	36

Services Operations:
Other revenues from operations	65	68	58
Other expenses from operations	50	55	47
Gross margin	15	13	11

Selling, general and administrative	25	26	25
Net income (loss) before interest expense and income taxes	$33	$(17)	$22

ARI's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. ARI's filings with the SEC are available on the SEC's website at www.sec.gov.
During fiscal 2011, we acquired additional shares of ARI common stock.  As of December 31, 2011, we owned approximately 55.5% of the total outstanding common stock of ARI.
The North American railcar market has been, and ARI anticipates it to continue to be highly cyclical. ARI has seen consistent improvements in the railcar manufacturing market despite the recent economic downturn and restricted credit markets, though these improvements may or may not continue. Throughout fiscal 2011, railcar loadings increased and the number of railcars in storage decreased, as reported by an independent third-party industry analyst. However, ARI cannot assure you that the railcar market will continue to improve or that its railcar orders and shipments will continue to increase.
As of December 31, 2011, ARI had a backlog of approximately 6,530 railcars, up from a total backlog of approximately 1,050 railcars as of December 31, 2010. ARI's backlog as of December 31, 2011 included approximately 2,200 railcars that it will lease. For fiscal 2011, ARI had orders of approximately 10,710 railcars, the most orders it has had since 2005. In response to the increased customer demand seen in fiscal 2011, ARI increased production rates at its railcar manufacturing facilities and intends to continue increasing them as demand requires.
During fiscal 2011, ARI's railcar shipments and manufacturing revenues increased compared to the corresponding prior year period and the gross profit margin of both of its segments increased. ARI's railcar shipments of approximately 5,230 railcars in fiscal 2011 surpassed its fiscal 2010 shipments of approximately 2,090 railcars. The decreased shipments in fiscal 2010 resulted from the economic downturn, which increased competition and pricing pressures. This downturn adversely affected the sales of ARI's railcars and other products and caused it to slow its production rates in fiscal 2010 compared to fiscal 2009, resulting in a significant decrease in comparable shipments and revenues.
In fiscal 2011, ARI's railcar services operations experienced increased volumes at railcar repair facilities and a decrease in railcar repair projects performed at its railcar manufacturing facilities. As railcar production increases at ARI's railcar manufacturing facilities, ARI anticipates repair projects performed at these facilities to decrease.
A portion of ARI's manufacturing and services revenue are derived from companies affiliated with Mr. Icahn. Such revenues from companies affiliated with Mr. Icahn accounted for approximately 5% and 35% of total manufacturing and services revenues for fiscal 2011 and fiscal 2010, respectively. See Note 4, "Related Party Transactions-Railcar," to the consolidated financial statements for further discussion.
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Total manufacturing revenues for fiscal 2011 increased by $248 million (120%) as compared to fiscal 2010. (Manufacturing revenues are included in net sales in our consolidated statements of operations.) The primary reason for the increase in revenues from manufacturing operations was an increase in railcar shipments. Railcar shipments for fiscal 2011 were approximately 5,230 railcars as compared to approximately 2,090 railcars for fiscal 2010. The increase was due to an increase in customer demand and higher production rates at ARI's manufacturing plants.

Total services operations revenues decreased by $3 million (4%) for fiscal 2011 as compared to fiscal 2010. The decrease was primarily attributable to the decreased number of railcar repair projects performed at the manufacturing facilities, as this capacity was returned to new railcar manufacturing, partially offset by an increase in revenues at railcar repair facilities.
Gross margin from manufacturing operations for fiscal 2011 was $43 million as compared to a loss of $4 million for fiscal 2010. Gross margin for manufacturing operations as a percentage of manufacturing operations revenues was 9% for fiscal 2011 as compared to loss of 2% for fiscal 2010. The improvement for fiscal 2011 as compared to fiscal 2010 was primarily due to an increase in railcar shipments, improved pricing and leverage created by larger production volumes.
Gross margin from services operations for fiscal 2011 was $15 million as compared to gross margin of $13 million for fiscal 2010. Gross margin for services operations as a percentage of services operations revenues was 23% for fiscal 2011 as compared to 19% for fiscal 2010. The improvement for fiscal 2011 as compared to fiscal 2010 was primarily attributable to an increase in volumes and efficiencies at railcar repair facilities, partially offset by a decrease in repair projects performed at railcar manufacturing facilities.
SG&A for fiscal 2011 decreased by $1 million as compared to fiscal 2010 and was primarily due to a decrease in stock-based compensation expense.
Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009
Total manufacturing operations revenues for fiscal 2010 decreased $159 million (44%) as compared to fiscal 2009. The primary reasons for the decrease in revenues from manufacturing operations were a decrease in railcar shipments and an overall decrease in average selling prices due to competitive pricing and a change in product mix. Railcar shipments for fiscal 2010 were approximately 2,090 railcars as compared to approximately 3,690 railcars for fiscal 2009.
Total services operations revenues increased by $10 million (17%) for fiscal 2010 as compared to 2009. The increase was primarily attributable to higher volumes at railcar repair plants and the utilization of railcar manufacturing facilities for railcar repair projects.
Gross margin from manufacturing operations for fiscal 2010 was a loss of $4 million as compared to a profit of $36 million for fiscal 2009. Gross margin for manufacturing operations as a percentage of manufacturing operations revenues was a loss of 2% for fiscal 2010 as compared to a profit of 10% for fiscal 2009. The decrease was primarily attributable to lower shipments, lower average selling prices and the impact of fixed costs in a low production environment.
Gross margin from services operations for fiscal 2010 was $13 million as compared to $11 million for fiscal 2009. Gross margin services operations as a percentage of services operations revenues remained constant at 19% for each of fiscal 2010 and 2009.
SG&A for fiscal 2010 increased by $1 million as compared to fiscal 2009 and was primarily due to an increase in stock based compensation expense.

Food Packaging

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Net sales	$339	$316	$299
Cost of goods sold	263	234	220
Gross margin	76	82	79

Selling, general and administrative	43	46	42
Net income before interest expense and income taxes	$33	$36	$37

Viskase currently operates seven manufacturing facilities and ten distribution centers throughout North America, Europe, South America and Asia and derives approximately 71% of total net sales from customers located outside the United States. Viskase is building a shirring plant in the Philippines to serve the Asian market. The plant is expected to open in the second quarter of the fiscal year ended December 31, 2012 and will be scaled up over several years in accordance with our growth expectations for the Asian market. The fiscal 2011 capital investment, including machinery, was $6 million and it is anticipated that an aggregate additional $11 million of equipment will be added over the next successive five years.
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
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Net sales for fiscal 2011 increased by $23 million (7%) compared to fiscal 2010. The increase was primarily due to an increase in sales volume of $19 million, foreign currency translation of $8 million, partially offset by a decrease of $4 million due to product mix.
Cost of goods sold for fiscal 2010 increased by $29 million (12%) as compared to fiscal 2010. The increase was primarily due to growth in unit volume, higher material costs and foreign currency translation.  Gross margin as a percent of net sales was 22% and 26% for fiscal 2011 and fiscal 2010, respectively.   Gross margin for fiscal 2011 decreased by $6 million (7%) as compared to fiscal 2010 and was primarily due to higher material costs while selling prices were relatively flat over the comparative periods.
SG&A for fiscal 2011 decreased by $3 million (7%) as compared to fiscal 2010 and was primarily due to a decrease in legal expenses related to a patent litigation matter.
Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009
Net sales for fiscal 2010 increased by $17 million (6%) as compared to fiscal 2009. The increase is primarily due to an increase in sales volume of $26 million, offset by a decrease of $8 million due to price and product mix and $1 million due to foreign currency as compared to the corresponding prior year period.
Cost of goods sold for fiscal 2010 increased by $14 million (6%) as compared to fiscal 2009. The increase was due to higher sales volume and higher product material waste, offset in part by lower employee benefit costs. As a percentage of net sales, gross margin was 26% for each of fiscal 2010 and fiscal 2009. Gross margin for fiscal 2010 increased $3 million (4%) as compared to fiscal 2009. The increase in gross margin for fiscal 2010 was primarily due to higher sales volume with cost of goods sold percentage remaining relatively flat as compared to fiscal 2009.
SG&A for fiscal 2010 increased by $4 million (10%) as compared to fiscal 2009 and was primarily due to legal expenses related to a patent litigation matter.

Metals

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Net sales	$1,095	$725	$382
Cost of goods sold	1,068	697	403
Gross margin	27	28	(21)

Selling, general and administrative	25	23	17
Net income (loss) before interest expense and income taxes	$2	$5	$(38)

Summarized ferrous tons and non-ferrous pounds sold for fiscal 2011, fiscal 2010 and fiscal 2009 are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in 000s)
Ferrous tons sold	1,576	1,265	912
Non-ferrous pounds sold	175,521	115,742	95,135

The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the U.S. and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn.  While the economic climate improved modestly in fiscal 2011 relative to fiscal 2010 and fiscal 2009, we cannot predict whether, or how long, current market conditions will continue to persist.
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
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Net sales for fiscal 2011 increased by $370 million (51%) as compared to sales in fiscal 2010. The increase was primarily due to higher ferrous revenues attributed to higher prices and stronger volumes driven by improvement in steel mill operating rates. Acquisitions made in fiscal 2011 also contributed to shipment volume and revenue growth. Increased ferrous demand and higher market pricing resulted in ferrous average pricing of approximately $78 per gross ton higher (22%) and ferrous shipments of 311,000 gross tons higher (25%) in fiscal 2011 as compared to fiscal 2010. A strong non-ferrous market early in fiscal 2011 drove prices and demand higher in fiscal 2011 compared to fiscal 2010 and combined with a more favorable mix of copper and aluminum shipments in fiscal 2011 as compared to fiscal 2010, resulted in higher non-ferrous average pricing of $0.16 per pound (16%) and higher non-ferrous shipments of 59,779,000 pounds (52%) in fiscal 2011 as compared to fiscal 2010.
Cost of goods sold for fiscal 2011 increased by $371 million (53%) as compared to fiscal 2010. The increases were primarily due to higher sales volume and material purchase prices as compared to the corresponding prior year period. Contributing to the higher cost of sales were newly opened and acquired recycling yards and the start-up of a new shredder, in addition to increased processing volumes at existing facilities. Material prices increased due to higher market prices and continued constraints on material flows into the yards. Gross margin as a percentage of net sales was approximately 2% in fiscal 2011 and approximately 4% in fiscal 2010. Gross margins decreased in fiscal 2011 due to significantly higher material prices despite an increase in sales volume as compared to fiscal 2010.
SG&A for fiscal 2011 increased by $2 million (9%) as compared to fiscal 2010. The increase was primarily due to higher manpower costs which were primarily related to acquisitions and an increase in business development activities, along with costs associated with the implementation of a new enterprise software system.
Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009
Net sales for fiscal 2010 increased by $343 million (90%) as compared to fiscal 2009. The increase was primarily due to increases in ferrous revenues attributed to demand generated by improved steel mill operating rates in fiscal 2010 as compared to fiscal 2009. During fiscal 2010, steel mill capacity utilization rates were estimated at approximately 70% as compared to 52% for fiscal 2009. This increased ferrous demand resulted in higher ferrous average pricing of approximately $113 per gross ton (47%) and higher ferrous shipments of 353 gross tons (39%) in fiscal 2010 compared to fiscal 2009. Additionally, the increased non-ferrous demand resulted in higher non-ferrous average pricing of approximately $0.30 per pound (43%) and higher non-ferrous shipments of 20,607 pounds (22%) in fiscal 2010 as compared to fiscal 2009. Revenues from substantially all product lines improved during fiscal 2010 compared to fiscal 2009.
Cost of goods sold for fiscal 2010 increased by $294 million (73%) as compared to fiscal 2009. The increase was primarily due to higher purchase prices for material in fiscal 2010 as compared to fiscal 2009. Gross margin for fiscal 2010 was $28 million compared to a loss of $21 million in fiscal 2009. The improvement in gross margin during fiscal 2010 was primarily due to the increase in ferrous revenues resulting from higher average pricing coupled with higher ferrous shipments over the comparative period as discussed above. As a percentage of net sales, gross margin was 4% for fiscal 2010 and a loss of 6% in fiscal 2009. Higher production levels and continuing cost controls resulted in improved operating costs per unit in fiscal 2010.
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

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Real Estate revenues	$89	$90	$96
Real Estate expenses	50	54	65
	39	36	31

Selling, general and administrative	16	19	9
Net income before interest expense and income taxes	$23	$17	$22

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
If economic conditions experienced in recent years continue to persist, it may adversely affect our Real Estate operations in future periods, including a further reduction in the demand for housing. We anticipate that the demand for housing, particularly in the markets we serve, will continue to be weak during fiscal 2012.
Revenues from our real estate operations for fiscal 2011 and fiscal 2010 are substantially derived from our resort and rental operations. Revenues from sales of residential units in our real estate development operations represent approximately 9% and 10% of total Real Estate revenues for fiscal 2011 and fiscal 2010, respectively.
SG&A for fiscal 2011 decreased by $3 million (16%) as compared to fiscal 2010. The decrease was primarily due to lower operating expenses associated with our Former Fontainebleau Property (as defined below) and reduced compensation related costs.
Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009
Revenues from our real estate operations for fiscal 2010 and fiscal 2009 were substantially derived from our resort and rental operations. Revenues from sales of residential units in our real estate development operations represented approximately 10% and 16% of total Real Estate revenues for fiscal 20101 and fiscal 2009, respectively.
SG&A for fiscal 2010 increased by $10 million (111%) as compared to fiscal 2009. The increases were primarily due to an increase in development expenses related to maintenance costs associated with the acquisition of the Former Fontainebleau Property, offset in part by lower intangible amortization, as compared to the corresponding prior year period.
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

Home Fashion

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Net sales	$322	$429	$369
Cost of goods sold	305	400	338
Gross margin	17	29	31

Selling, general and administrative	61	75	75
Restructuring	6	8	19
Impairment	18	9	8
	85	92	102
Net (loss) income before interest expense and income taxes	$(68)	$(63)	$(71)

We conduct our Home Fashion segment through our wholly owned subsidiary WestPoint International, LLC, or WPI, (f/k/a WestPoint International, Inc., as described below).
Effective October 1, 2011, West Point International, Inc. converted to a Delaware limited liability company through a merger with its wholly owned subsidiary formed for such purpose, with such subsidiary surviving the merger being named WestPoint International, LLC.
In addition, on December 22, 2011, two of our subsidiaries which hold WPI's common and preferred stock respectively merged with and into WPI with WPI surviving the merger. As a result of the merger, among other things, (i) we became the sole owner of WPI, (ii) shares of Series A-1 and Series A-2 Preferred Stock ceased to exist, (iii) any subscription rights to purchase WPI common stock were canceled and (iv) minority stockholders of WPI became entitled to receive $3.05 per share for their common stock of WPI. As of December 31, 2011, we owned 100% of the total outstanding common shares of WPI.
WPI's business is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products. Many of the larger retailers are customers of WPI.  WPI has been negatively impacted by higher raw material and transportation costs as well as by continued weakness in the housing market. WPI will continue to realign its manufacturing operations and streamline its merchandising, sales and customer service divisions to improve its cost structure and better serve its customers. Given the uncertainty and volatility in the macroeconomic conditions, we cannot predict when, or if, WPI's financial performance will improve.
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Net sales for fiscal 2011 decreased by $107 million (25%) as compared to the corresponding prior year period. Cost of goods sold for fiscal 2011 decreased by $95 million (24%) as compared to fiscal 2010. Gross margin for fiscal 2011 decreased by $12 million (41%) as compared to fiscal 2010. Gross margin as a percentage of net sales was 5% for fiscal 2011 as compared to 7% for fiscal 2010. The decrease in net sales in fiscal 2011 as compared to the corresponding prior year period primarily reflects the continued weak economy and housing market and the impact of exiting certain unprofitable programs. The decrease in cost of goods sold is primarily due to lower sales volume, offset in part by higher raw material costs
SG&A for fiscal 2011 decreased by $14 million (19%) as compared to the corresponding prior year period, primarily due to lower selling expenses and fulfillment costs, related to cost-cutting initiatives and decreased sales volume.
Restructuring and impairment charges for fiscal 2011 increased by $7 million (41%). Included in fiscal 2011 results were the write-down of a plant to its fair value and impairment charges related to WPI's trademarks. In recording impairment charges related to its plant, WPI compared estimated net realizable values of property, plant and equipment to their current carrying values. In recording impairment charges related to its trademarks, WPI compared the fair value of the intangible asset with its carrying value. The estimates of fair value of trademarks are determined using a discounted cash flow valuation methodology referred to as the “relief from royalty” methodology. Significant assumptions inherent in the “relief from royalty” methodology employed include estimates of appropriate marketplace royalty rates and discount rates. Restructuring and impairment charges include severance, benefits and related costs, non-cash impairment charges related to plants that have been or will be closed and continuing costs of closed plants and transition expenses.
WPI anticipates incurring approximately $2 million of additional restructuring costs in fiscal 2012, the majority of which is carrying costs of closed facilities that we will incur until such time as these locations are sold. Restructuring costs could be affected by, among other things, WPI's decision to accelerate or delay its restructuring efforts. As a result, actual costs incurred could vary materially from these anticipated amounts. If WPI's restructuring efforts are unsuccessful or its existing strategic manufacturing plans are amended, it may be required to record additional impairment charges related to the carrying value of long-lived assets.
Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009
Net sales for fiscal 2010 increased by $60 million (16%) as compared to fiscal 2009. Cost of goods sold for fiscal 2010 increased by $62 million (18%) as compared to fiscal 2009. Gross margin for fiscal 2010 decreased by $2 million (6%) as compared to fiscal 2009. Gross margin as a percentage of net sales was 7% for fiscal 2010 as compared to 8% for fiscal 2009. The increase in net sales in fiscal 2010 as compared to fiscal 2009 primarily reflects increased sales volume to WPI's existing customers. The increase in cost of goods sold reflects higher sales volume and price increases for raw materials, principally cotton, in both manufactured and non-manufactured products as well as freight.
SG&A for fiscal 2010 was flat at $75 million as compared to fiscal 2009.
Impairment and restructuring charges for fiscal 2010 decreased by $10 million (37%) as compared to fiscal 2009. Included in fiscal 2010 and 2009 results were $9 million and $8 million, respectively, of impairment charges, related to WPI's trademarks and certain plants that have been or will be closed. In recording the impairment charges related to its plants, WPI compared estimated net realizable values of property, plant and equipment to their current carrying values. In recording impairment charges related to its trademarks, WPI compared the fair value of the intangible asset with its carrying value. The estimates of fair value of trademarks are determined using a discounted cash flow valuation methodology referred to as the “relief from royalty” methodology. Significant assumptions inherent in the “relief from royalty” methodology employed include estimates of appropriate marketplace royalty rates and discount rates. Restructuring and impairment charges include severance, benefits and related costs, non-cash impairment charges related to plants that have been or will be closed and continuing costs of closed plants, transition expenses and non-cash intangible asset impairment charges.

Other Consolidated Results of Operations
Interest Expense
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Interest expense for fiscal 2011 increased by $47 million (12%) as compared to fiscal 2010. The increase over the comparable period was primarily due to higher interest expense incurred on certain debt issued on January 15, 2010 and November 12, 2010 and interest incurred on our due to broker balances. Included in the increase in interest expense is interest expense related to our Gaming segment for which no comparable prior year amount exists because, as discussed elsewhere, we consolidated Tropicana effective November 15, 2010.
Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009
Interest expense for fiscal 2010 increased by $70 million (22%) as compared to fiscal 2009. The increase was primarily due to higher interest expense incurred on our debt offerings during fiscal 2010 as compared to fiscal 2009.
Income Tax Expense
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
For fiscal 2011, we recorded an income tax provision of $34 million on pre-tax income of $1,798 million compared to an income tax provision of $9 million on pre-tax income of $753 million for fiscal 2010. Our effective income tax rate was 1.9% and 1.2% for fiscal 2011 and fiscal 2010, respectively.
The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in valuation allowances and partnership income not subject to taxation, as such taxes are the responsibility of the partners.
Federal-Mogul believes that it is reasonably possible that its unrecognized tax benefits, which primarily relate to audit settlements or statue expirations, may decrease by approximately $328 million within the next 12 months due to audit settlements or statute expirations, of which approximately $43 million, if recognized, could impact the effective tax rate.
Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009
For fiscal 2010, we recorded an income tax provision of $9 million on pre-tax income from continuing operations of $753 million. For fiscal 2009, we recorded an income tax benefit of $44 million on pre-tax income from continuing operations of approximately $1.2 billion. Our effective income tax rate was 1.2% and (3.7)%, for the respective periods. The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in the valuation allowance and partnership income not subject to taxation, as such taxes are the responsibility of the partners.

Liquidity and Capital Resources

Holding Company
As of December 31, 2011, the Holding Company had $150 million invested in precious metals and $150 million invested in our Real Estate segment which remains on its balance sheet. In respect of the investment in precious metals, we have entered into certain commodity swap arrangements to hedge against market risk. In addition, we had investments in the Investment Funds with a total fair market value of approximately $3.1 billion as of December 31, 2011. As of December 31, 2011, we had cash and cash equivalents of $517 million and total debt of approximately $3.1 billion.
As of December 31, 2011 based on covenants in the indenture governing our senior notes, we could incur approximately $1.3 billion in additional indebtedness. See Note 10, “Debt,” to the consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries. On January 17, 2012 and February 6, 2012, we issued an aggregate $700 million principal amount of the 2018 Notes, or the Additional 2018 Notes. In connection with the issuance of the Additional 2018 Notes, we filed a registration statement on Form S-4 with the SEC on January 20, 2012, which has not yet been declared effective. The Additional 2018 Notes constitute the same series of securities as the 2018 Notes for purposes of the indenture governing the notes and will vote together on all matters with such series. The Additional 2018 Notes have substantially identical terms as the 2018 Notes.
We are a holding company. Our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units likely will depend on the cash flow resulting from divestitures, equity and debt financings, interest income, returns on our interests in the Investment Funds and the payment of funds to us by our subsidiaries in the form of loans, dividends and distributions. We may pursue various means to raise cash from our subsidiaries. To date, such means include receipt of dividends from subsidiaries, obtaining loans or other financings based on the asset values of subsidiaries or selling debt or equity securities of subsidiaries through capital market transactions. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt or distributions on our depositary units could be limited. The operating results of our subsidiaries may not be sufficient for them to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements.
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
On November 1, 2011, the board of directors declared a quarterly cash distribution of $0.10 per unit on our depositary units. The distribution was paid on December 1, 2011 to depositary unitholders of record at the close of business on November 18, 2011.
On February 28, 2012, the board of directors declared a quarterly distribution of $0.35 per depositary unit, comprised of a combination of $0.10 payable in cash and $0.25 payable in depositary units. The distribution will be paid on March 30, 2012 to depositary unitholders of record at the close of business on March 15, 2012. We calculated the depositary units to be distributed based on the 20 trading day volume weighted average price of our depositary units ending on February 27, 2012, resulting in .006269 of a unit being distributed per depositary unit.  To the extent that the aggregate units to be distributed to any holder would include a fraction of a unit, that fractional unit will be settled in cash.  The cut-off date for brokers or nominees to advise our transfer agent, Registrar and Transfer Company, of their full and fractional unit requirements is March 22, 2012.

Borrowings
 Debt consists of the following:

	December 31, 2011	December 31, 2010
	(in millions)
8% senior unsecured notes due 2018 - Icahn Enterprises	$1,450	$1,450
7.75% senior unsecured notes due 2016 - Icahn Enterprises	1,050	1,050
Senior unsecured variable rate convertible notes due 2013 - Icahn Enterprises	556	556
Debt facilities - Automotive	2,737	2,737
Debt facilities - Gaming	49	62
Senior unsecured notes - Railcar	275	275
Senior secured notes and revolving credit facility - Food Packaging	214	214
Mortgages payable - Real Estate	75	108
Other	67	57
Total debt	$6,473	$6,509

See Note 10, “Debt,” to the consolidated financial statements of this Report for additional information concerning terms, restrictions and covenants of our debt. As of December 31, 2011 we are in compliance with all debt covenants.
Contractual Commitments and Contingencies
The following table reflects, at December 31, 2011, our contractual cash obligations, subject to certain conditions, due over the indicated periods:

	2012		2013	2014	2015	2016	Thereafter	Total
	(in millions)
Debt obligations, including capital leases	$96		$658	$2,147	$934	$1,054	$1,690	$6,579
Interest payments	381	—	348	289	243	142	162	1,565
Pension and other post-employment benefit plans	161		161	170	159	135	307	1,093
Operating lease obligations	56		50	40	30	26	103	305
Other	45		—	—	—	—	—	45
Total	$739		$1,217	$2,646	$1,366	$1,357	$2,262	$9,587

Subsequent to December 31, 2011, we issued an additional $700 million in aggregate principal amount of our senior unsecured notes due 2018. The debt obligations and related interest are excluded from the contractual obligations table above.
We have also excluded from the contractual obligation table above, our gross amount of unrecognized tax benefits of $388 million, of which $375 million pertains to Federal-Mogul. While it is uncertain as to the amount, if any, of these unrecognized tax benefits that will be settled by means of cash, Federal-Mogul currently expects that its unrecognized tax benefits may decrease by $328 million within the next twelve months due to audit settlements or statue expirations.
Certain of PSC Metals' and Federal-Mogul's facilities are environmentally impaired. PSC Metals and Federal-Mogul have estimated their liability to remediate these sites to be $30 million and $16 million, respectively, at December 31, 2011. Additionally, Federal-Mogul has identified sites with contractual obligations and sites that are closed or expected to be closed and sold in connection with its restructuring activities and has accrued $22 million as of December 31, 2011, primarily related to removing hazardous materials in buildings. For further discussion regarding these commitments, among others, see Note 18, “Commitments and Contingencies,” to the consolidated financial statements.

As discussed in Note 5, “Investments and Related Matters,” to the consolidated financial statements, we have contractual liabilities of approximately $4.5 billion related to securities sold, not yet purchased as of December 31, 2011. This amount has not been included in the table above as their maturity is not subject to a contract and cannot be properly estimated.

Off-Balance Sheet Arrangements
We have off-balance sheet risk related to investment activities associated with certain financial instruments, including futures, options, credit default swaps and securities sold, not yet purchased. For additional information regarding these arrangements, refer to Note 7, “Financial Instruments,” to the consolidated financial statements contained in this Report.

Consolidated Cash Flows
The following table summarizes cash flow information for fiscal 2011 and cash and cash equivalents as of December 31, 2011 for each of our operating segments and our Holding Company:

	Year Ended December 31, 2011			December 31, 2011
	Cash Provided By (Used In)
	Operating Activities	Investing Activities	Financing Activities	Cash and Cash Equivalents
	(in millions)
Investment	$1,795	$—	$(1,914)	$7
Automotive	241	(356)	(15)	953
Gaming	47	(26)	(14)	150
Railcar	28	(41)	1	307
Food Packaging	16	(37)	(1)	66
Metals	(53)	(80)	—	7
Real Estate	19	(1)	(35)	216
Home Fashion	21	2	—	55
Holding Company	(119)	(75)	(68)	517
	$1,995	$(614)	$(2,046)	$2,278

Operating Activities
Net cash provided by operating activities for fiscal 2011 was primarily attributable to our Investment segment which had net cash provided from investing transactions of approximately $4.8 billion offset by a change in cash held at consolidated affiliated partnerships and restricted cash of approximately $2.9 billion. Our Automotive segment had net cash provided by operating activities of $241 million which included $530 million of net income before non-cash charges for depreciation, amortization and impairment, offset in part by changes in operating assets and liabilities of $233 million.
Our Holding Company had net cash used in operating activities of $119 million primarily due to payment of interest expense of $220 million during fiscal 2011, offset in part by a decrease in restricted cash of $101 million due to the closing of certain derivative positions during fiscal 2011.
Investing Activities
Net cash used in investing activities for fiscal 2011 was primarily attributable to capital expenditures of $481 million, of which $348 million was attributable to our Automotive segment. During fiscal 2011, we acquired additional interest in certain of our subsidiaries in the amount of $75 million. In addition, our Metals segment had acquisitions of $59 million, net of cash acquired, during fiscal 2011.
Financing Activities
Net cash used in financing activities during fiscal 2011 was primarily attributable to our Investment segment which had net distributions to non-controlling interests of approximately $1.9 billion, after eliminating our additional investment in the Investment Funds of $100 million made during the year. Our Real Estate segment repaid $36 million of debt. Additionally, we paid an aggregate of $48 million in distributions during fiscal 2011 to holders of our depositary units. During fiscal 2011, our Investment segment issued $595 million in notes which have been redeemed in full during fiscal 2011.

Discussion of Segment Liquidity and Capital Resources
Investment
The investment strategy utilized by the Investment segment is generally not heavily reliant on leverage. As of December 31, 2011, the ratio of the notional exposure of the Investment Funds' invested capital to net asset value of the Investment Funds was approximately 1.34 to 1.00 on the long side and 1.00 to 1.00 on the short side. The notional principal amount of an investment instrument is the reference amount that is used to calculate profit or loss on that instrument. The Investment Funds historically have had access to significant amounts of cash from prime brokers, subject to customary terms and market conditions.
As more fully disclosed in a letter to investors in the Investment Funds filed with the SEC on Form 8-K on March 7, 2011, the Investment Funds returned all fee-paying capital to their investors during fiscal 2011. Payments were funded through cash on hand and borrowings under existing credit lines.
During fiscal 2011, affiliates of Mr. Icahn invested an additional $250 million in the Investment Funds.
Automotive
As of December 31, 2011 and 2010, the borrowing availability under Federal-Mogul's revolving credit facility was $496 million and $528 million, respectively. Federal-Mogul had $38 million and $43 million of letters of credit outstanding as of December 31, 2011 and 2010, respectively, pertaining to the term loan credit facility.
As of December 31, 2011, Federal-Mogul had $953 million of cash and cash equivalents, of which $578 million was held by foreign subsidiaries. In accordance with FASB ASC 740-30-25-17 through 19, Federal-Mogul asserts that these funds are indefinitely reinvested due to operational and investing needs of the foreign locations. Furthermore, Federal-Mogul will accrue any applicable taxes in the period when it no longer intends to indefinitely reinvest these funds. Federal-Mogul expects that the impact on cash taxes would be immaterial due to: the availability of net operation loss carryforwards and related valuation allowances; earnings considered previously taxed; and applicable tax treaties.
Federal-Mogul maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey and the United States. Federal-Mogul's direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $228 million and $210 million at December 31, 2011 and 2010, respectively. Dividends received from non-consolidated affiliates by Federal-Mogul during fiscal 2011 and fiscal 2010 were $16 million and $43 million, respectively.
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
Federal-Mogul holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, Federal-Mogul's partner holds an option to put its shares to a subsidiary of Federal-Mogul at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of December 31, 2011, the total amount of the contingent guarantee, were all triggering events to occur, approximated $60 million. Federal-Mogul believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees' interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.
Federal-Mogul purchases/sells inventory from/to this Turkish joint venture (“Turkey JV”). Purchases from the Turkey JV for the years ended December 31, 2011, 2010 and 2009 were $171 million, $127 million and $94 million, respectively. Sales to the Turkey JV for the years ended December 31, 2011, 2010 and 2009 were $46 million, $36 million and $27 million, respectively. Federal-Mogul had net accounts payable balances with the Turkey JV of $6 million and $7 million as of December 31, 2011 and 2010, respectively.
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Japan, Spain and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $203 million and $211 million as of December 31, 2011 and 2010, respectively. Of those gross amounts, $202 million and $210 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. Thus, as of December 31, 2011 and 2010, Federal-Mogul had outstanding transferred receivables for which cash of an immaterial amount and $1 million, respectively, had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were approximately $1.7 billion and $1.3 billion for the year ended December 31, 2011 and 2010, respectively.
For the year ended December 31, 2011 and 2010, expenses associated with transfers of receivables of $9 million and $6 million, respectively, were recorded in the consolidated statements of operations within other income (loss), net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities. Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposures to Federal-Mogul associated with certain of these facilities' terms were $23 million and $32 million as of December 31, 2011 and 2010, respectively. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of December 31, 2011 and 2010, Federal-Mogul estimated the loss to be immaterial.
Gaming
Cash flows for Tropicana are and will continue to be affected by a variety of factors, many of which are outside of its control, including regulatory restrictions, competition, financial markets and other general business conditions. Tropicana believes that it will have sufficient liquidity through anticipated borrowing availability, available cash, trade credit and cash flow from its properties to fund its cash requirements and capital expenditures for at least twelve months. Tropicana will endeavor to fund capital expenditures for maintenance of its properties through future improvements in operating results and increased borrowing availability for at least twelve months. However, we cannot provide assurance that Tropicana will generate sufficient income and liquidity to meet all of its liquidity requirements and other obligations as it is subject to numerous uncertainties which may negatively impact its liquidity. In addition, Tropicana continually evaluates its financing needs and may refinance all or a portion of its indebtedness on or before maturity. We cannot assure you that Tropicana will be able to refinance any of the indebtedness on acceptable terms or at all.
Material cash requirements for Tropicana for fiscal 2012 are expected to include (i) principal and interest payments related to its Exit Facility of $17 million, (ii) capital maintenance expenditures expected to be between $30 million and $40 million, (iii) growth capital expenditures expected to be approximately $60 million, (iv) minimum lease payments under its operating leases of $7 million and (v) construction and development costs related to Tropicana Aruba's permanent casino which is currently in the planning and design stages. While Tropicana has not finalized its development plans related to Tropicana Aruba, it currently estimates that it will spend approximately $10 million on the permanent casino project during fiscal 2012.
Home Fashion
On June 15, 2011, WPI through WestPoint Home, Inc., or WPH, executed an amended and restated senior secured revolving credit facility, or WPI Revolving Credit Facility, with Bank of America, NA, or BOA. This new one-year senior credit facility is for $50 million with a maximum borrowing availability of $45 million, subject to monthly borrowing base calculations. On January 1, 2012, WPH sent notice to BOA to reduce the face amount and maximum borrowing availability of this credit facility to $15 million effective January 1, 2012. See Note 10, “Debt-Other,” to the consolidated financial statements for further discussion regarding this new senior credit facility.
At December 31, 2011, WPI had $55 million of unrestricted cash and cash equivalents. There were no borrowings under the WPH Revolving Credit Facility agreement at December 31, 2011, but there were outstanding letters of credit of $9 million. Based upon the eligibility and reserve calculations within this agreement, WPH had unused borrowing availability of $27 million at December 31, 2011. As of January 2012, as a result of the reduction in the maximum borrowing availability discussed above, WPH currently has unused borrowing availability of approximately $4 million.

Through a combination of its existing cash on hand and its current borrowing availability under the WPI Revolving Credit Facility (together, an aggregate of $59 million), WPI believes it has adequate capital resources and liquidity to meet its anticipated requirements to continue its operational restructuring initiatives and for working capital and capital spending for the foreseeable future. In its analysis with respect to the sufficiency of adequate capital resources and liquidity, WPI has considered that its retail customers may continue to face either negative or flat comparable store sales for home textile products for fiscal 2012.
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
Consolidation
Our consolidated financial statements include the accounts of (i) Icahn Enterprises and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises, in addition to those entities in which we have a controlling interest as a general partner interest or in which we are the primary beneficiary of a variable interest entity, or VIE. In evaluating whether we have a controlling financial interest in entities in which we would consolidate, we consider the following: (1) for voting interest entities, we consolidate these entities in which we own a majority of the voting interests; (2) for VIEs of which we are considered the primary beneficiary of such entities (see Note 2, "Summary of Significant Accounting Policies-Adoption of New Accounting Standards," and Note 5, “Investments and Related Matters-Investment,” for further discussion regarding the accounting and reporting of our VIEs); and (3) for limited partnership entities that are not considered VIEs, we consolidate these entities if we are the general partner of such entities and for which no substantive kick-out rights (the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general partners are collectively referred to as “kick-out” rights) or participating rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.
Except for our Investment segment, for those investments in which we own 50% or less but greater than 20%, we account for such investments using the equity method, while investments in affiliates of 20% or less are accounted for under the cost method.
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
As a result of returning fee-paying capital to its investors on March 31, 2011 as discussed elsewhere in this Annual Report on Form 10-K, each of the Investment Funds no longer meets the criteria of an investment company as set forth in FASB ASC Paragraph 946-10-15-2, Financial Services-Investment Companies; therefore, the application of FASB ASC Section

946-810-45, Financial Services-Investment Companies, is no longer applicable effective March 31, 2011. This change has no material effect on our consolidated financial statements as the Investment Funds would account for its investments as trading securities pursuant to FASB ASC Topic 320, Investments-Debt and Equity Securities, effective March 31, 2011. For those investments that fall outside the scope of FASB ASC Topic 320 or would otherwise have required the Investment Funds to account for under the equity method, the Investment Funds apply the fair value option to such investments. See Note 5, "Investments and Related Matters-Investment," to our consolidated financial statements for further discussion regarding this reconsideration event and its consolidation impact.
Revenue Recognition
Investment
Effective April 1, 2011, the results of our Investment segment are primarily driven by the performance of the Investment Funds and our interests therein; the General Partners will no longer receive special profits interest allocations or incentive allocations. Prior to March 31, 2011, income from our Investment segment was principally derived from three sources: (1) special profits interest allocations; (2) incentive allocations; and (3) gains and losses from our interests in the Investment Funds.
Prior to March 31, 2011, incentive allocations generally ranged from 15% to 25% of the net profits (both realized and unrealized) generated by the Investment Funds and were generally subject to a “high watermark” (whereby the General Partners did not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods were recovered). In general, these allocations had been calculated and distributed to the General Partners annually other than incentive allocations earned as a result of investor redemption events during interim periods. For the period January 1, 2008 through March 31, 2011, the Investment Fund Limited Partnership Agreements provided that the applicable General Partner was eligible to receive a special profits interest allocation at the end of each calendar year from each applicable fee-paying capital account maintained at the Investment Fund. Special profits interest allocations ranged from 1.5% to 2.5% per annum and were allocated to the General Partners to the extent the Investment Funds had sufficient profits to cover such amounts.
The General Partners waived the special profits interest allocations and incentive allocations for our interest in the Investment Funds and Mr. Icahn's direct and indirect holdings and, in their sole discretion, waived such fees with respect to any investor that is an affiliate, employee or relative of Mr. Icahn or his affiliates, or for any other investor. All of the special profits interest allocations and incentive allocations, if any, from certain consolidated entities are eliminated in consolidation; however, our share of the net income from the Investment Funds includes the amount of these eliminated allocations.
Railcar
Revenues from railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and title transfer, which is when the risk for any damage or loss with respect to the railcars passes to the customer. Revenues from railcar leasing are recognized on a straight-line basis per terms of the lease. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with ARI's contractual terms. Revenue for railcar maintenance services is recognized upon completion and shipment of railcars from ARI's plants. ARI does not currently bundle railcar service contracts with new railcar sales. Revenue for fleet management services is recognized as performed.
Revenues related to consulting type contracts are accounted for under the proportional performance method. Profits expected to be realized on these contracts are based on the total contract revenues and costs based on the estimate of the percentage of project completion. Revenues recognized in excess of amounts billed are recorded to unbilled revenues and included in other assets on the consolidated balance sheets. Billings in excess of revenues recognized on in-progress contracts are recorded to unbilled costs and included in accrued expenses and other liabilities on the consolidated balance sheets. These estimates are reviewed and revised periodically throughout the term of the contracts and any adjustments are recorded on a cumulative basis in the period the revisions are made.
Valuation of Investments
The fair value of our investments, including securities sold, not yet purchased, is based on observable market prices when available. Securities owned by the Investment Funds that are listed on a securities exchange are valued at their last sales price on the primary securities exchange on which such securities are traded on such date. Securities that are not listed on any exchange but are traded over-the-counter are valued at the mean between the last “bid” and “ask” price for such security on such date. Securities and other instruments for which market quotes are not readily available are valued at fair value as determined in good faith by the applicable general partner. For some investments little market activity may exist; management's determination of fair value is then based on the best information available in the circumstances and may incorporate management's own assumptions and involves a significant degree of management's judgment.
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
Indefinite-lived intangible assets, such as goodwill and trademarks, held by our various segments are reviewed for impairment annually, or more frequently if impairment indicators exist. Goodwill impairment testing involves a two-step process. Step 1 compares the fair value of our reporting units to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. The reporting unit fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. If the carrying amount of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit, from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss, equal to the difference, is recognized.
As of December 31, 2011, our goodwill balance of $1,127 million principally pertains to our Automotive segment.   All of our Automotive reporting units with goodwill passed "Step 1" of the October 1, 2011 goodwill impairment analysis.  PTE, PTSB and VSP, representing our Automotive reporting units, had fair values in excess of carrying values of 82%, 100% and 6%, respectively.  As of December 31, 2011, our VSP reporting unit has goodwill of $713 million. Our VSP reporting unit sells its products in both the OE market and aftermarket. Demand for aftermarket products is driven by many factors, including the number of vehicles in operation, the average age of the vehicle fleet, the durability of OE parts, and vehicle usage. Although the number of vehicles on the road and different models available continue to increase, the aftermarket has experienced softness due to increases in average useful lives of automotive parts resulting from continued technological advancements and resulting improvements in durability. More recently, some aftermarket product categories have been impacted by the growth of the midgrade segment due to consumer and trade channel trends. If these trends continue in the future, we may experience further declines in sales related to our VSP reporting unit, potentially resulting in goodwill impairment.
For impairment analysis related to other indefinite-lived intangible assets such as trademarks, the impairment analysis compares the fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over fair value. Fair values are based on discounted cash flows with applicable rates of return applicable for these intangible assets. Estimating fair value for both long-lived and indefinite-lived assets requires management to make assumptions regarding future sales volumes and pricing, capital expenditures, useful lives and salvage values of related property, plant and equipment, management's ability to develop and implement productivity improvements, discount rates, effective tax rates, market multiples and other items. Any differences in actual results from estimates could materially impact our future results of operations and financial condition.
As of December 31, 2011, our indefinite-lived intangible assets were $338 million, of which $277 million pertains to our Automotive segment. Based on our annual trademarks and brand names impairment analysis, our Automotive segment recognized a $37 million impairment charge for fiscal 2011. All of our Automotive segment's trademarks and brand names are associated with our Automotive segment's aftermarket sales and are further broken down by product line. Based upon the results of the annual trademarks and brand names impairment analysis, the net trademarks and brand names carrying value of $277 million as of December 31, 2011 equals it fair value. The primary, and most sensitive, input utilized in determining the fair values of trademarks and brand names is aftermarket sales by product line. As discussed above, if trends in the aftermarket sales continue in the future, we may experience declines in sales, potentially resulting in further impairment to our Automotive segment's trademarks and brand names.

Commitments and Contingencies - Litigation
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
Environmental Matters
Due to the nature of certain of our operations, we may be subject to environmental remediation claims. Certain of our operations are subject to federal, state, local and foreign environmental laws and regulations concerning discharges to the air, soil, surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials and hazardous substances. Certain of our operations are also subject to other federal, state, local and foreign laws and regulations including those that require them to remove or mitigate the effects of the disposal or release of certain materials at various sites. While it is typically very difficult to determine the timing and ultimate outcome of such actions, if any, management uses its best judgment to determine if it is probable that it will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, management makes estimates of the amount of insurance recoveries, if any. Certain of our operations accrue a liability when their management believes a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that have previously been made.
It is impossible to predict precisely what effect these laws and regulations will have on our operations in the future. Compliance with environmental laws and regulations may result in, among other things, capital expenditures, costs and liabilities. Management believes, based on past experience and its best assessment of future events, that these environmental liabilities and costs will be assessed and paid over an extended period of time. Management believes that recorded environmental liabilities will be adequate to cover estimated liability for exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded, our results of operations could be materially affected.
Pension Plans and Other Post-employment Benefit Plans
Federal-Mogul sponsors defined benefit pension plans (“Pension Benefits”) and post-employment health care and life insurance benefits (“Other Post-employment Benefits” or “OPEB”) for certain employees and retirees around the world. Using appropriate actuarial methods and assumptions, Federal-Mogul's defined benefit pension plans and post-employment benefits other than pensions are accounted for in accordance with FASB ASC Topic 715, Compensation - Retirement Benefits (“FASB ASC 715”).
Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods. Therefore, assumptions used to calculate benefit obligations as of the end of a fiscal year directly impact the expense to be recognized in future periods. The primary assumptions affecting Federal-Mogul's accounting for employee benefits as of December 31, 2011 are as follows:

•
Long-term rate of return on plan assets: The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. While the development of the long-term rate of return on assets gives appropriate consideration to recent fund performance and historical returns, the assumption is designed to approximate a long-term prospective rate. The expected long-term rate of return used to calculate net periodic pension cost is 8.50% for U.S. plans and a weighted average of 5.34% for non-U.S. plans.

•
Discount rate: The discount rate reflects the effective yield on high quality fixed income securities available in the marketplace as of the measurement date to settle pension and post-employment benefit obligations. In determining its pension and other benefit obligations, Federal-Mogul used a discount rate of 4.50% for its U.S. pension plans, a weighted average discount rate of 4.69% for non-U.S. pension plans and a discount rate of 4.45% for its post-employment benefit obligations

•
Health care cost trend: For post-employment health care plan accounting, Federal-Mogul reviews external data and its specific historical trends for health care costs to determine the health care cost trend rate. The assumed health care cost trend rate used to measure next year's post-employment health care benefits is 7.63% declining to an ultimate trend rate of 5.0% in 2018. The assumed drug cost trend rate used to measure next year's post-employment health care benefits is 8.94% declining to an ultimate trend rate of 5.00% in 2018.

The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations (“PBO”), associated expense and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on Federal-Mogul's funding requirements.

	Pension Benefits						Other Post-Employment Benefits
	United States Plans			Non-U.S. Plans
	Change in 2012 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2012 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2012 Pension Expense	Change in PBO
	(in millions)
25 bp decrease in discount rate	$2	$28	$(28)	$—	$10	$(10)	$1	$8
25 bp increase in discount rate	(2)	(28)	28	—	(9)	9	(1)	(8)
25 bp decrease in return on assets rate	2	—	—	—	—	—	—	—
25 bp increase in return on assets rate	(2)	—	—	—	—	—	—	—
The assumed health care trend rate has a significant impact on the amounts reported for non-pension plans. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost	APBO
	(in millions)
100 bp increase in health care trend rate	$1	$20
100 bp decrease in health care trend rate	(1)	(17)

Asset Retirement Obligations
Federal-Mogul records asset retirement obligations, or ARO, in accordance with FASB ASC Topic 410, Asset Retirement and Environmental Obligations. Federal-Mogul's primary ARO activities relate to the removal of hazardous building materials at its facilities. Federal-Mogul records an ARO when amounts can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $22 million and $25 million as of December 31, 2011 and 2010, respectively, for ARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of ARO.
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
Federal-Mogul has conditional asset retirement obligations, or CARO, primarily related to removal costs of hazardous materials in buildings, for which it believes reasonable cost estimates cannot be made at this time because Federal-Mogul does not believe it has a reasonable basis to assign probabilities to a range of potential settlement dates for these retirement obligations. Accordingly, Federal-Mogul is currently unable to determine amounts to accrue for CARO at such sites. If new information were to become available whereby Federal-Mogul could make reasonable probability assessments for these CARO, the amount accrued for ARO could change significantly, which could materially impact our Automotive segment's statement of operations and/or financial position. Settlements of ARO in the near-future at amounts other than Federal-Mogul's best estimates as of December 31, 2010 also could materially impact our Automotive segment's future results of operations and financial condition.
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
Federal-Mogul and Viskase did not record taxes on its undistributed earnings of $677 million and $24 million, respectively, at December 31, 2011, since these earnings are considered to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, Federal-Mogul and Viskase may be subject to U.S. income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.
Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is still needed. In fiscal 2011, fiscal 2010 and fiscal 2009, we concluded, based on the projections of taxable income, that certain of our corporate subsidiaries more likely than not will realize a partial benefit from their deferred tax assets and loss carry forwards. Ultimate realization of the deferred tax assets is dependent upon, among other factors, our corporate subsidiaries' ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.
Recently Issued Accounting Standards Updates
In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2011-04, which amends ASC Topic 820, Fair Value Measurements and Disclosures. This ASU clarifies among other things, the intent about the application of existing fair value requirements, including those related to highest and best use concepts, and also expands the disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. This ASU clarifies that a reporting entity should disclose quantitative information about significant unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. Additionally, this ASU expands the disclosures for fair value measurements categorized within Level 3 where a reporting entity will be required to include a description of the valuation processes used and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any.  Additional disclosure will also be required for any transfers between Level 1 and Level 2 of the fair value hierarchy of fair value measurements on a gross basis as well as additional disclosure of the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value. For many of the requirements, the FASB does not intend for this ASU to result in a change in the application of the requirements in ASC Topic 820.  The guidance in this ASU is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011.  Early adoption is not permitted. The adoption of this ASU will not have a material impact on our financial condition, results of operations or cash flows.
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
In December 2011, the FASB issued ASU No. 2011-11, which requires new disclosure requirements mandating that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU will not have a material impact on our financial condition, results of operations or cash flows.
In December 2011, the FASB issued ASU No. 2011-12, which defers certain provisions contained in ASU No. 2011-05 requiring the requirement to present components of reclassifications of other comprehensive income on the face of the income statement or in the notes to the financial statements. However, this deferral does not impact the other requirements contained in the new standard on comprehensive income as described above. This ASU is effective during interim and annual periods beginning after December 15, 2011.  The adoption of this ASU will not have a material impact on our financial condition, results of operations or cash flows.

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
Forward-looking statements regarding management's present plans or expectations involve risks and uncertainties and changing economic or competitive conditions, as well as the negotiation of agreements with third parties, which could cause actual results to differ from present plans or expectations, and such differences could be material. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this document. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Also, please see Item 1A “Risk Factors” in this Annual Report on Form 10-K.

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
Investment
Our predominant exposure to market risk is related to our Investment segment and the sensitivities to movements in the fair value of the Investment Funds' investments.
The fair value of the financial assets and liabilities of the Investment Funds primarily fluctuates in response to changes in the value of securities. The net effect of these fair value changes impacts the net gains from investment activities in our consolidated statements of operations. However, the majority of these fair value changes are absorbed by the non-controlling interest holders in the Investment Funds. The Investment Funds' risk is regularly evaluated and is managed on a position basis as well as on a portfolio basis. Senior members of our investment team meet on a regular basis to assess and review certain risks, including concentration risk, correlation risk and credit risk for significant positions. Certain risk metrics and other analytical tools are used in the normal course of business by the General Partners.
Market Risk
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of December 31, 2011, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased, and derivatives would decrease by $845 million, $448 million and $256 million, respectively. However, as of December 31, 2011, we estimate that the impact to our share of the net gain from investment activities reported on our consolidated statement of operations would be significantly less than the change in fair value since we have an investment of approximately 48.0% in these Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 52.0% of the change in fair value.
Exchange Rate Risk
The Investment Funds are not materially exposed to foreign exchange risk since foreign investments are economically hedged by foreign currency forward contracts.
Credit Risk
We and certain of our consolidated Investment Funds are subject to certain inherent risks through our investments.
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
Automotive
Refer to Note 7, “Financial Instruments-Automotive,” to the Consolidated Financial Statements, included in Item 8 of this Annual Report, for discussion regarding our Automotive segment's interest rate risk, commodity price risk and foreign currency risk.
The translated values of revenue and expense from our Automotive segment's international operations are subject to fluctuations due to changes in currency exchange rates. During fiscal 2011, our Automotive segment derived 36% of its sales in the United States and 64% internationally. Of these international sales, 68% are denominated in the euro, with no other single currency representing more than 7%. To minimize foreign currency risk, our Automotive segment generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, our Automotive segment manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Our Automotive segment estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar in fiscal 2011 would have decreased net income attributable to Icahn Enterprises for our Automotive segment by approximately $32 million.
Holding Company
Interest Rate Risk
The fair values of our long-term debt and other borrowings will fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, relative values of alternative investments, the liquidity of the instrument and other general market conditions. Historically, the

Holding Company does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Holding Company has predominately long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. At December 31, 2011, the impact of a 100 basis point increase and decrease in interest rates on fixed rate debt would have no impact on our consolidated financial statements.
Equity Price Risk
The carrying values of investments subject to equity price risks are based on quoted market prices or management's estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
Based on sensitivity analysis for our equity price risks as of December 31, 2011 the effects of a hypothetical 10% increase or decrease in market prices as of those dates would result in a gain or loss that would be approximately $2 million. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of equity markets.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises L.P.

We have audited the accompanying consolidated balance sheets of Icahn Enterprises L.P. and Subsidiaries (the “Partnership”) (a Delaware limited partnership) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of Federal-Mogul Corporation, a subsidiary, whose statements reflect total assets of $7.0 billion and $7.3 billion as of December 31, 2011 and 2010, and total revenues of $6.9 billion, $6.2 billion and $5.4 billion, for the years ended December 31, 2011, 2010, and 2009, of the related consolidated totals, respectively. Those statements were audited by other auditors, whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for Federal-Mogul Corporation, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Icahn Enterprises L.P. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Icahn Enterprises L.P. and Subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2012, expressed an unqualified opinion.

/s/Grant Thornton LLP

New York, New York
March 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Federal-Mogul Corporation

We have audited the consolidated balance sheets of Federal-Mogul Corporation (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Corporation at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Detroit, Michigan
February 28, 2012

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

  CONSOLIDATED BALANCE SHEETS
 (In millions, except unit amounts)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$2,278	$2,963
Cash held at consolidated affiliated partnerships and restricted cash	4,979	2,174
Investments	8,938	7,470
Accounts receivable, net	1,424	1,285
Due from brokers	30	50
Inventories, net	1,344	1,163
Property, plant and equipment, net	3,505	3,455
Goodwill	1,127	1,129
Intangible assets, net	899	999
Other assets	612	650
Total Assets	$25,136	$21,338
LIABILITIES AND EQUITY
Accounts payable	$970	$844
Accrued expenses and other liabilities	1,873	2,277
Securities sold, not yet purchased, at fair value	4,476	1,219
Due to brokers	2,171	1,323
Post-employment benefit liability	1,340	1,272
Debt	6,473	6,509
Total liabilities	17,303	13,444

Commitments and contingencies (Note 18)

Equity:
Limited partners: Depositary units: issued 86,708,914 at December 31, 2011 and 85,865,619 at December 31, 2010; outstanding 85,571,714 at December 31, 2011 (including 843,295 units issued as a unit distribution on May 31, 2011) and 84,728,419 at December 31, 2010	4,038	3,477
General partner	(271)	(282)
Treasury units at cost: 1,137,200 depositary units	(12)	(12)
Equity attributable to Icahn Enterprises	3,755	3,183
Equity attributable to non-controlling interests	4,078	4,711
Total equity	7,833	7,894
Total Liabilities and Equity	$25,136	$21,338

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS
 (In millions, except per unit amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Net sales	$9,128	$7,904	$6,760
Other revenues from operations	770	227	139
Net gain from investment activities	1,905	814	1,406
Interest and dividend income	117	191	239
Other loss, net	(65)	(46)	(1)
	11,855	9,090	8,543
Expenses:
Cost of goods sold	7,872	6,759	5,842
Other expenses from operations	426	144	98
Selling, general and administrative	1,241	1,017	1,012
Restructuring	11	16	51
Impairment	71	12	41
Interest expense	436	389	319
	10,057	8,337	7,363
Income before income tax (expense) benefit	1,798	753	1,180
Income tax (expense) benefit	(34)	(9)	44
Income from continuing operations	1,764	744	1,224
(Loss) income from discontinued operations	—	(1)	1
Net income	1,764	743	1,225
Less: net income attributable to non-controlling interests	(1,014)	(544)	(972)
Net income attributable to Icahn Enterprises	$750	$199	$253

Net income attributable to Icahn Enterprises allocable to:
Limited partners	$735	$195	$229
General partner	15	4	24
	$750	$199	$253

Basic income per LP unit	$8.55	$2.32	$3.01
Basic weighted average LP units outstanding	86	84	76

Diluted income per LP unit	$8.33	$2.32	$2.94
Diluted weighted average LP units outstanding	91	85	80
Cash distributions declared per LP unit	$0.55	$1.00	$1.00

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF CHANGES
 IN EQUITY AND COMPREHENSIVE INCOME
(In millions, except units)

	Equity Attributable to Icahn Enterprises
			Held in Treasury
	General Partner's Equity (Deficit)	Limited Partners' Equity	Amount	Units	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2008	$(6)	$2,582	$(12)	1,137,200	$2,564	$4,088	$6,652
Comprehensive income:
Net income	24	229	—	—	253	972	1,225
Post-employment benefits, net of tax	—	25	—	—	25	8	33
Hedge instruments, net of tax	—	12	—	—	12	4	16
Translation adjustments and other, net of tax	3	52	—	—	55	27	82
Comprehensive income	27	318	—	—	345	1,011	1,356
Partnership distributions	(2)	(75)	—	—	(77)	—	(77)
Investment segment distributions	—	—	—	—	—	(1,107)	(1,107)
Investment segment contributions	—	—	—	—	—	287	287
Changes in subsidiary equity and other	(1)	3	—	—	2	6	8
Balance, December 31, 2009	18	2,828	(12)	1,137,200	2,834	4,285	7,119
Comprehensive income:
Net income	4	195	—	—	199	544	743
Post-employment benefits, net of tax	1	47	—	—	48	15	63
Hedge instruments, net of tax	—	(10)	—	—	(10)	(3)	(13)
Translation adjustments and other, net of tax	—	8	—	—	8	2	10
Comprehensive income	5	240	—	—	245	558	803
Partnership distributions	(2)	(83)	—	—	(85)	—	(85)
General partner contributions	6	—	—	—	6	—	6
Tropicana acquisition	—	—	—	—	—	237	237
ARI and Viskase acquisitions	(310)	310	—	—	—	—	—
LP unit issuance to settle preferred LP unit redemptions	—	138	—	—	138	—	138
Investment segment distributions	—	—	—	—	—	(803)	(803)
Investment segment contributions	—	—	—	—	—	430	430
Changes in subsidiary equity and other	1	44	—	—	45	4	49
Balance, December 31, 2010	(282)	3,477	(12)	1,137,200	3,183	4,711	7,894
Comprehensive income:
Net income	15	735	—	—	750	1,014	1,764
Post-employment benefits, net of tax	(2)	(98)	—	—	(100)	(32)	(132)
Hedge instruments, net of tax	—	1	—	—	1	—	1
Translation adjustments and other, net of tax	(2)	(90)	—	—	(92)	(35)	(127)
Comprehensive income	11	548	—	—	559	947	1,506
Partnership distributions	(1)	(47)	—	—	(48)	—	(48)
Investment segment distributions	—	—	—	—	—	(1,818)	(1,818)
Investment segment contributions	—	—	—	—	—	250	250
Changes in subsidiary equity and other	1	60	—	—	61	(12)	49
Balance, December 31, 2011	$(271)	$4,038	$(12)	1,137,200	$3,755	$4,078	$7,833

Accumulated other comprehensive loss was $855 million and $597 million at December 31, 2011 and 2010, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$1,764	$743	$1,225
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain from investment activities	(1,927)	(814)	(1,406)
Purchases of securities	(4,931)	(4,043)	(2,433)
Proceeds from sales of securities	5,373	2,895	3,335
Purchases to cover securities sold, not yet purchased	(5,529)	(3,018)	(4,843)
Proceeds from securities sold, not yet purchased	8,934	1,810	4,032
Changes in receivables and payables relating to securities transactions	927	918	(611)
Impairment	71	12	41
Depreciation and amortization	447	463	441
Other, net	(28)	(62)	(156)
Changes in operating assets and liabilities:
Changes in cash held at consolidated affiliated partnerships and restricted cash	(2,805)	1,180	595
Accounts receivable, net	(148)	(185)	37
Inventories, net	(190)	(75)	165
Other assets	(46)	(56)	25
Accounts payable	123	140	100
Accrued expenses and other liabilities	(40)	133	(182)
Net cash provided by operating activities	1,995	41	365
Cash flows from investing activities:
Capital expenditures	(481)	(422)	(230)
Purchase of investments in precious metals	(150)	—	—
Acquisitions of businesses, net of cash acquired	(142)	116	—
Proceeds from sale of marketable equity and debt securities	154	4	65
Purchases of marketable equity and debt securities	—	—	(38)
Other, net	5	(9)	(50)
Net cash used in investing activities	(614)	(311)	(253)
Cash flows from financing activities:
Investment segment equity:
Capital subscriptions received in advance	—	—	7
Capital distributions to non-controlling interests	(2,164)	(566)	(1,163)
Capital contributions by non-controlling interests	250	419	287
Partnership contributions	—	6	—
Partnership distributions	(48)	(85)	(77)
Distribution to non-controlling interests in subsidiary	(20)	—	—
Proceeds from issuance of senior unsecured notes	—	2,499	—
Proceeds from other borrowings	607	107	352
Repayments of borrowings	(675)	(1,389)	(192)
Other, net	4	(8)	(6)

Net cash (used in) provided by financing activities	(2,046)	983	(792)
Effect of exchange rate changes on cash and cash equivalents	(22)	(6)	19
Net (decrease) increase in cash and cash equivalents	(687)	707	(661)
Net change in cash of assets held for sale	2	—	—
Cash and cash equivalents, beginning of period	2,963	2,256	2,917
Cash and cash equivalents, end of period	$2,278	$2,963	$2,256
Supplemental information:
Cash payments for interest, net of amounts capitalized	$393	$293	$289
Net cash payments for income taxes	$59	$35	$—
Net unrealized gains on available-for-sale securities	$5	$—	$3
Investment in precious metals	$150	$—	$—
Redemptions payable to non-controlling interests	$—	$346	$113
Fair value of investment in Tropicana prior to acquisition of controlling interest	$—	$251	$—
LP unit issuance to purchase majority interests in ARI and Viskase	$—	$310	$—
LP unit issuance to settle preferred LP unit redemptions	$—	$138	$—

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation.
General
Icahn Enterprises L.P. (“Icahn Enterprises” or the “Company”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), our sole general partner, which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of December 31, 2011, affiliates of Mr. Icahn owned 79,238,262 of our depositary units which represented approximately 92.6% of our outstanding depositary units. In connection with a rights offering registered on Form S-3, which was declared effective on December 27, 2011, Mr. Icahn and his affiliates fully exercised their basic subscription rights and over-subscription rights allocated to them in January 2012 to acquire additional depositary units. Upon closing of the rights offering, Mr. Icahn and his affiliates owned 92,233,846, or 93.0%, of our outstanding depositary units. Refer to Note 19, "Subsequent Events," for further discussion.
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Automotive, Gaming, Railcar, Food Packaging, Metals, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the Holding Company. Further information regarding our continuing reportable segments is contained in Note 3, “Operating Units,” and Note 14, “Segment and Geographic Reporting.”
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

2.	Summary of Significant Accounting Policies.
As discussed in Note 1, “Description of Business and Basis of Presentation,” we operate in several diversified segments. The accounting policies related to the specific segments or industries are differentiated, as required, in the list of significant accounting policies set out below.
Principles of Consolidation
General
Our consolidated financial statements include the accounts of (i) Icahn Enterprises and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises, in addition to those entities in which we have a controlling interest as a general partner interest or in which we are the primary beneficiary of a variable interest entity (“VIE”). In evaluating whether we have a controlling financial interest in entities in which we would consolidate, we consider the following: (1) for voting interest entities, we consolidate these entities in which we own a majority of the voting interests; (2) for VIEs of which we are considered the primary beneficiary of such entities (see section below entitled, "Adoption of New Accounting Standards," and Note 5, “Investments and Related Matters-Investment,” for further discussion regarding the accounting and reporting of our VIEs); and (3) for limited partnership entities that are not considered VIEs, we consolidate these entities if we are the general partner of such entities and for which no substantive kick-out rights (the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general partners are collectively referred to as “kick-out” rights) or participating rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.
Except for our Investment segment, for those investments in which we own 50% or less but greater than 20%, we account for such investments using the equity method, while investments in affiliates of 20% or less are accounted for under the cost method.
Investment
As a result of returning fee-paying capital to its investors on March 31, 2011, as discussed elsewhere in this Annual Report on Form 10-K, each of the Investment Funds, as defined herein, no longer meets the criteria of an investment company

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Paragraph 946-10-15-2, Financial Services-Investment Companies, therefore, the application of FASB ASC Section 946-810-45, Financial Services-Investment Companies, is no longer applicable effective March 31, 2011. This change has no material effect on our consolidated financial statements as the Investment Funds would account for its investments as trading securities pursuant to FASB ASC Topic 320, Investments-Debt and Equity Securities, effective March 31, 2011. For those investments that fall outside the scope of FASB ASC Topic 320 or would otherwise have required the Investment Funds account for under the equity method, the Investment Funds apply the fair value option to such investments. See Note 5, "Investments and Related Matters-Investment," to the consolidated financial statements for further discussion regarding this reconsideration event and its consolidation impact.
Although the Investment Funds are not investment companies within the meaning of the '40 Act, each of the Investment Funds was, prior to the return of fee-paying capital on March 31, 2011, for purposes of U.S. GAAP, an investment company pursuant to FASB ASC Subtopic 946-10, Financial Services - Investment Companies. The General Partners adopted FASB ASC Section 946-810-45, Financial Services - Investment Companies - Consolidation - Other Presentation Matters (“FASB ASC Section 946-810-45”), as of January 1, 2007. FASB ASC Section 946-810-45 addresses whether the accounting principles of FASB ASC Section 946-810-45 may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. Upon the adoption of FASB ASC Section 946-810-45, (i) the Offshore GP lost its ability to retain specialized accounting pursuant to FASB ASC Section 946-810-45 for either its equity method investment in Master Fund I or for its consolidation of the Offshore Fund, Master Fund II and Master Fund III, and (ii) the Onshore GP lost its ability to retain specialized accounting for its consolidation of the Onshore Fund, in each case, because both the Offshore GP and the Onshore GP do not meet the requirements for retention of specialized accounting under FASB ASC Section 946-810-45, as the Offshore GP and Onshore GP and their affiliates acquire interests for strategic operating purposes in the same companies in which their subsidiary investment companies invest.
However, prior to the return of fee-paying capital on March 31, 2011, upon losing their ability to retain specialized accounting, the General Partners accounted for their investments held by the consolidated Investment Funds in debt securities and in those equity securities with readily determinable fair values pursuant to the Investment - Debt and Equity Securities Topic of the FASB ASC and classified such investments as available-for-sale securities and then elected the fair value option and reclassified such securities as trading securities. For those equity securities that did not have readily determinable fair values, the General Partners elected the fair value option. For those investments in which the General Partners would otherwise account for such investments under the equity method, the General Partners, in accordance with their accounting policy, elected the fair value option. The election of the fair value option was deemed to most accurately reflect the nature of our business relating to investments.
The special profits interest allocations and incentive allocations earned from certain consolidated entities through March 31, 2011 are eliminated in consolidation; however, our allocated share of the net income from the Investment Funds (as defined in Note 3, “Operating Units-Investment”) includes the amount of these eliminated fees and allocations.
Reclassifications
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation.
Use of Estimates in Preparation of Financial Statements
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. The more significant estimates include: (1) the valuation allowances of accounts receivable and inventory; (2) the valuation of goodwill, indefinite-lived intangible assets and long-lived assets; (3) deferred tax assets; (4) environmental liabilities; (5) fair value of derivatives; and (6) post-employment benefit liabilities. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.
Cash and Cash Equivalents
We consider short-term investments, which are highly liquid with original maturities of three months or less at date of purchase, to be cash equivalents.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash
Cash held at consolidated affiliated partnerships primarily consists of cash and cash equivalents held by the Onshore Fund and Offshore Master Funds (as defined herein) that, although not legally restricted, is not available to fund the general liquidity needs of the Investment segment or Icahn Enterprises. Restricted cash primarily relates to cash pledged and held for margin requirements on derivative transactions as well as cash related to securities sold short, not yet purchased. A portion of the cash at brokers is related to securities sold, not yet purchased; its use is therefore restricted until the securities are purchased. Securities sold, not yet purchased are collateralized by certain of the Investment Funds' investments in securities.
Our restricted cash balance was approximately $4.8 billion and $1.6 billion as of December 31, 2011 and 2010 respectively.
Investments and Related Transactions - Investment
Investment Transactions and Related Investment Income (Loss).   Investment transactions of the Investment Funds are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification method. Realized and unrealized gains or losses on investments are recorded in the consolidated statements of operations. Interest income and expenses are recorded on an accrual basis and dividends are recorded on the ex-dividend date. Premiums and discounts on fixed income securities are amortized using the effective yield method.
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
Foreign Currency Transactions.   The books and records of the Investment Funds are maintained in U.S. dollars. Assets and liabilities denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Transactions during the period denominated in currencies other than U.S. dollars are translated at the rate of exchange applicable on the date of the transaction. Foreign currency translation gains and losses are recorded in the consolidated statements of operations. The Investment Funds do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in the market prices of securities. Such fluctuations are reflected in “Net gain (loss) from investment activities” in the consolidated statement of operations.
Fair Values of Financial Instruments.   The fair values of the Investment Funds' assets and liabilities that qualify as financial instruments under applicable U.S. GAAP approximate the carrying amounts presented in the consolidated balance sheets.
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
Due From Brokers.   Due from brokers represents cash balances with the Investment Funds' clearing brokers as well as unrestricted balances with derivative counterparties.
Due To Brokers.   Due to brokers represents margin debit balances collateralized by certain of the Investment Funds' investments in securities.
Investments - Other Operations
Investments in equity and debt securities are classified as either trading or available-for-sale based upon whether we intend to hold the investment for the foreseeable future. Trading securities are valued at quoted market value at each balance sheet date with the unrealized gains or losses reflected in the consolidated statements of operations. Available-for-sale securities are carried at fair value on our balance sheet. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of partners' equity and when sold are reclassified out of partners' equity to the consolidated statements of operations. For purposes of determining gains and losses, the cost of securities is based on specific identification.
A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
See Note 5, “Investments and Related Matters,” and Note 6, “Fair Value Measurements,” for a detailed discussion of our investments.
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of December 31, 2011 was each approximately $6.5 billion. The carrying value and estimated fair value of our long-term debt as of December 31, 2010 was approximately $6.5 billion and $6.1 billion, respectively.
Fair Value Option for Financial Assets and Financial Liabilities
The fair value option gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value pursuant to the provisions of the FASB ASC. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. In estimating the fair value for financial instruments for which the fair value option has been elected, we use the valuation methodologies in accordance to where the financial instruments are classified within the fair value hierarchy as discussed in Note 6, “Fair Value Measurements.” Except for our Automotive, Railcar and Home Fashion segments, we apply the fair value option to our investments that would otherwise be accounted under the equity method.
Derivatives
From time to time, our subsidiaries enter into derivative contracts, including purchased and written option contracts, swap contracts, futures contracts and forward contracts entered into by our Investment and Automotive segments. U.S. GAAP requires recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item or are deferred and reported as a component of “Accumulated other comprehensive loss” and subsequently recognized in earnings when the hedged item affects earnings. The change in fair value of the ineffective portion of a financial instrument, determined using the hypothetical derivative method, is recognized in earnings immediately. The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in earnings. Cash flows related to hedging activities are included in the operating section of the consolidated statements of cash flows.
For further information regarding our Investment and Automotive segments' derivative contracts, see Note 7, “Financial Instruments.”
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories, Net
Inventories, net consists of the following:

	December 31,
	2011	2010
	(in millions)
Raw materials	$248	$211
Work in process	202	195
Finished goods	731	670
	1,181	1,076
Other:
Ferrous metals	92	43
Non-ferrous metals	33	21
Secondary metals	38	23
	163	87
Total inventories, net	$1,344	$1,163

Automotive, Railcar, Food Packaging, and Home Fashion Segment Inventories. Our Automotive, Railcar, Food Packaging and Home Fashion segment inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out basis method. The cost of manufactured goods includes the cost of materials, direct labor and manufacturing overhead. Our Automotive, Railcar, Food Packaging and Home Fashion segments reserve for estimated excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Goodwill and Intangible Assets, Net
Goodwill and indefinite lived intangible assets primarily include trademarks and trade names acquired in acquisitions. For a complete discussion of the impairment of goodwill and indefinite intangible-lived assets related to our various segments, see Note 3, “Operating Units,” and Note 8, “Goodwill and Intangible Assets, Net.”
Accounting for the Impairment of Goodwill
We evaluate the carrying value of goodwill annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. Goodwill impairment testing involves a two-step process. Step 1 compares the fair value of our reporting units to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. The reporting unit fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. If the carrying amount of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit, from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss, equal to the difference, is recognized.
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
Accounting for Conditional Asset Retirement Obligations
We record conditional asset retirement obligations (“CARO”) in accordance with applicable U.S. GAAP. As defined in applicable U.S. GAAP, CARO refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. An entity is required to recognize a liability for the estimated fair value of a CARO when incurred if the fair value can be reasonably estimated. Our Automotive segment's primary asset retirement activities relate to the removal of hazardous building materials at its facilities. Our Automotive segment records the CARO liability when the amount can be reasonably estimated, typically upon the expectation that a facility may be closed or sold.
Pension and Other Post-Employment Benefit Obligations
Pension and other post-employment benefit costs are dependent upon assumptions used in calculating such costs. These assumptions include discount rates, health care cost trends, expected returns on plan assets and other factors. In accordance with U.S. GAAP, actual results that differ from the assumptions used are accumulated and amortized over future periods and,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accordingly, generally affect recognized expense and the recorded obligation in future periods.
Allocation of Net Profits and Losses in Consolidated Affiliated Partnerships - Investment
Net investment income and net realized and unrealized gains and losses on investments of the Investment Funds are allocated to the respective partners of the Investment Funds based on their percentage ownership in such Investment Funds on a monthly basis. Except for our limited partner interest, such allocations made to the limited partners of the Investment Funds are represented as non-controlling interests in our consolidated statements of operations. Generally, prior to March 31, 2011, at the end of each fiscal year (and, in the case of withdrawals made other than at the end of the fiscal year, as of such withdrawal date), the General Partners had re-allocated to their capital accounts, amounts, generally ranging from 1.5% to 2.5% of the capital appreciation (both realized and unrealized) allocated to the Investment Funds' limited partners (or lesser amounts for certain limited partners). Such reallocation was referred to as the special profits interest allocation. In addition, prior to March 31, 2011, the General Partners also generally had amounts allocated, ranging from 15% to 25% of the net capital appreciation (both realized and unrealized), such amounts being referred to as incentive allocations, provided, however, that an incentive allocation with respect to an Investment Fund was not made in any year to the extent that the special profits interest allocation relating to such Investment Fund equaled or exceeded the net capital appreciation for such Investment Fund for such year. Additionally, prior to March 31, 2011 incentive allocations were subject to a “high watermark” (whereby the General Partners did not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses for each investor in prior periods were recovered).
As a result of the return of fee-paying capital as in Note 3, "Operating Units-Investment," no further special profits interest allocation or incentive allocations were accrued or allocated to the General Partners in periods subsequent to March 31, 2011.
Partners' Capital - Investment
Icahn Capital and the General Partners are each organized as a limited partnership formed pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. Limited partner interests were granted in the General Partners in the past to allow certain employees and individuals to participate in a share of the special profits interest allocations and/or incentive allocations earned by the General Partners
Icahn Capital and the General Partners, individually, intend to be treated as partnerships for federal income tax purposes, and as such shall maintain a capital account for each of their partners. Until March 31, 2011, certain partners of the General Partners were allocated an amount of special profits interest allocation and each partner of the General Partners was allocated an amount of incentive allocations subject to, and as determined by, the provisions of the limited partnership agreements of each Investment Fund. Each of the General Partners' special profits interest allocations and incentive allocations not allocated to the limited partners per their respective agreements was generally allocated to the general partners. Other partnership profits and losses of Icahn Capital and each of the General Partners are generally allocated among the respective partners in Icahn Capital and each of the General Partners pro rata in accordance with their capital accounts.
Income allocations to all partners in each of the General Partners, except the general partner entity, are accounted for as compensation expense. All amounts allocated to these partners' capital accounts and their respective capital contributions are included in accounts payable and accrued expenses and other liabilities on the consolidated balance sheets until those amounts are paid out in accordance with the terms of each respective partner's agreement. Payments made to the respective general partner are treated as equity distributions.
Income Per LP Unit
Basic income per LP unit is based on net income attributable to Icahn Enterprises allocable to limited partners after deducting preferred pay-in-kind distributions to preferred unitholders. The resulting net income allocable to limited partners is divided by the weighted-average number of LP units outstanding. The preferred units are considered to be equivalent units for the purpose of calculating diluted income or loss per LP unit prior to their redemption on March 31, 2010.
For accounting purposes relating to acquisitions of entities under common control, earnings from ARI and Viskase prior to their acquisition of a majority interest each on January 15, 2010 have been allocated to Icahn Enterprises GP, our general partner, and therefore are excluded from the computation of basic and diluted income per LP unit.
Accounting for the Acquisition and Disposition of Entities under Common Control
Acquisitions of entities under common control are reflected in a manner similar to pooling of interests. The general

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

partner's capital account is charged or credited for the difference between the consideration we pay for the entity and the related entity's basis prior to our acquisition. Net gains or losses of an acquired entity prior to its acquisition date are allocated to the general partner's capital account. In allocating gains and losses upon the sale of a previously acquired common control entity, we allocate a gain or loss for financial reporting purposes by first restoring the general partner's capital account for the cumulative charges or credits relating to prior periods recorded at the time of our acquisition and then allocating the remaining gain or loss among the general and limited partners in accordance with their respective partnership percentages under the Amended and Restated Agreement of Limited Partnership dated as of May 12, 1987, as amended from time to time (together with the partnership agreement of Icahn Enterprises Holdings, the “Partnership Agreement”) (i.e., 98.01% to the limited partners and 1.99% to the general partner).
General Partnership Interest of Icahn Enterprises
The general partner's capital account generally consists of its cumulative share of our net income less cash distributions plus capital contributions. Additionally, in acquisitions of common control companies accounted for at historical cost similar to a pooling of interests, the general partner's capital account would be charged (or credited) in a manner similar to a distribution (or contribution) for the excess (or deficit) of the fair value of consideration paid over historical basis in the business acquired.
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
U.S. GAAP provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely to be recognized upon ultimate settlement with the taxing authority is recorded. See Note 15, “Income Taxes,” for additional information.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation Arrangements
U.S. GAAP requires public entities to record non-cash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period and value such equity awards based on fair-value methods. See Note 11, “Compensation Arrangements,” for further discussion regarding compensation arrangements of our Automotive segment.
Revenue and Expense Recognition
Investment
Revenue Recognition:   Effective April 1, 2011, the results of our Investment segment are primarily driven by the performance of the Investment Funds and our interests therein; the General Partners will no longer receive special profits interest allocations or incentive allocations. Prior to March 31, 2011, income from our Investment segment was principally derived from three sources: (1) special profits interest allocations; (2) incentive allocations; and (3) gains and losses from our interests in the Investment Funds.
Prior to March 31, 2011, incentive allocations generally ranged from 15% to 25% of the net profits (both realized and unrealized) generated by the Investment Funds and were generally subject to a “high watermark” (whereby the General Partners did not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods were recovered). In general, these allocations had been calculated and distributed to the General Partners annually other than incentive allocations earned as a result of investor redemption events during interim periods. For the period January 1, 2008 through March 31, 2011, the Investment Fund Limited Partnership Agreements provided that the applicable General Partner was eligible to receive a special profits interest allocation at the end of each calendar year from each applicable fee-paying capital account maintained at the Investment Fund. Special profits interest allocations ranged from 1.5% to 2.5% per annum and were allocated to the General Partners to the extent the Investment Funds had sufficient profits to cover such amounts.
Prior to April 1, 2011, the General Partners waived the special profits interest allocations and incentive allocations for our interest in the Investment Funds and Mr. Icahn's direct and indirect holdings and, in certain cases, for other investors. All of the special profits interest allocations and incentive allocations, if any, from certain consolidated entities are eliminated in consolidation; however, our share of the net income from the Investment Funds includes the amount of these eliminated allocations.
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
Engineering and Tooling Costs:   Pre-production tooling and engineering costs that Federal-Mogul will not own and that will be used in producing products under long-term supply arrangements are expensed as incurred unless the supply arrangement provides Federal-Mogul with the noncancelable right to use the tools, or the reimbursement of such costs is agreed to by the customer. Pre-production tooling costs that are owned by Federal-Mogul are capitalized as part of machinery and equipment, and are depreciated over the shorter of the tools' expected life or the duration of the related program.
Research and Development:   Federal-Mogul expenses research and development (“R&D”) costs and costs associated with advertising and promotion as incurred. R&D expense, including product engineering and validation costs, was $172 million, $156 million and $140 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. As a percentage of original equipment manufacturer and servicers (“OE”) sales, R&D expense was 3.8%, 4.0% and 4.7% for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring:   Federal-Mogul's restructuring costs are comprised of two types: employee costs (contractual termination benefits) and facility closure costs. Termination benefits are recorded when it is probable that employees will be entitled to benefits and the amounts can be reasonably estimated. Estimates of termination benefits are based on the frequency of past termination benefits, the similarity of benefits under the current plan and prior plans, and the existence of statutory required minimum benefits. Facility closure and other costs are recorded when the liability is incurred.
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
Railcar
Revenue recognition: Revenues from railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and title transfer, which is when the risk for any damage or loss with respect to the railcars passes to the customer. Revenues from railcar leasing are recognized on a straight-line basis per the terms of the lease. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with ARI's contractual terms. Revenue for railcar maintenance services is recognized upon completion and shipment of railcars from ARI's plants. ARI does not currently bundle railcar service contracts with new railcar sales. Revenue for fleet management services is recognized as performed.
Revenues related to consulting type contracts are accounted for under the proportional performance method. Profits expected to be realized on these contracts are based on the total contract revenues and costs based on the estimate of the percentage of project completion. Revenues recognized in excess of amounts billed are recorded to unbilled revenues and included in other assets on the consolidated balance sheets. Billings in excess of revenues recognized on in-progress contracts are recorded to unbilled costs and included in accrued expenses and other liabilities on the consolidated balance sheets. These estimates are reviewed and revised periodically throughout the term of the contracts and any adjustments are recorded on a cumulative basis in the period the revisions are made.
Food Packaging
Revenue Recognition: Revenues are recognized at the time products are shipped to the customer, under F.O.B shipping point or F.O.B port terms. Revenues are net of discounts, rebates and allowances. Viskase records all labor, raw materials, in-bound freight, plant receiving and purchasing, warehousing, handling and distribution costs as a component of costs of goods sold.
Metals
Revenue Recognition:   PSC Metals' primary source of revenue is from the sale of processed ferrous scrap metal, non-ferrous scrap metals, steel pipe and steel plate. PSC Metals also generates revenues from sales of secondary plate and pipe, the brokering of scrap metals and from services performed. All sales are recognized when title passes to the customer. Revenues from services are recognized as the service is performed. Sales adjustments related to price and weight differences are reflected as a reduction of revenues when settled.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We determined that certain entities within our Investment segment previously met the deferral criteria and, accordingly, we applied the consolidation guidance before the issuance of this standard. Effective March 31, 2011, we applied this guidance for certain entities within our Investment segment in determining whether we are considered the primary beneficiary of such entities. The adoption of this standard did not have an impact on our financial condition, results of operations and cash flows. See Note 3, "Operating Units-Investment," for further discussion.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In December 2011, the FASB issued ASU No. 2011-11, which requires new disclosure requirements mandating that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU will not have a material impact on our financial condition, results of operations or cash flows.
In December 2011, the FASB issued ASU No. 2011-12, which defers certain provisions contained in ASU No. 2011-05 requiring the requirement to present components of reclassifications of other comprehensive income on the face of the income statement or in the notes to the financial statements. However, this deferral does not impact the other requirements contained in the new standard on comprehensive income as described above. This ASU is effective during interim and annual periods beginning after December 15, 2011.  The adoption of this ASU will not have a material impact on our financial condition, results of operations or cash flows.
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

3.	Operating Units.
Investment
Icahn Onshore LP (the “Onshore GP”) and Icahn Offshore LP (the “Offshore GP” and, together with the Onshore GP, the “General Partners”) act as general partner of Icahn Partners LP (the “Onshore Fund”) and the Offshore Master Funds (as

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

defined herein), respectively. The General Partners provide investment advisory and certain administrative and back office services to the Investment Funds (as defined below) but do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds had been previously offered only to certain sophisticated and qualified investors on the basis of exemptions from the registration requirements of the federal securities laws and were not (and still are not) publicly available. The “Offshore Master Funds” consist of (i) Icahn Partners Master Fund LP ("Master Fund I"), (ii) Icahn Partners Master Fund II LP ("Master Fund II") and (iii) Icahn Partners Master Fund III LP ("Master Fund III"). The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the “Investment Funds.” In addition, as discussed elsewhere in this Annual Report on Form 10-K, the “Offshore Funds” consist of (i) Icahn Fund Ltd., (ii) Icahn Fund II Ltd. and (iii) Icahn Fund III Ltd.
Prior to March 31, 2011, our Investment segment's revenues were affected by the combination of fee-paying assets under management (“AUM”) and the investment performance of the Investment Funds. The General Partners were entitled to receive an incentive allocation and special profits interest allocation from the Investment Funds which were accrued on a quarterly basis and were allocated to the General Partners at the end of the Investment Funds' fiscal year (or sooner on redemptions) assuming there were sufficient net profits to cover such amounts. As a result of the return of fee-paying capital as described below, no further incentive allocations or special profits interest allocations will accrue for periods subsequent to March 31, 2011.
As more fully disclosed in a letter to investors in the Investment Funds filed with the SEC on Form 8-K on March 7, 2011, the Investment Funds returned all fee-paying capital to their investors during fiscal 2011. Payments were funded through cash on hand and borrowings under existing credit lines.
As a result of returning fee-paying capital to its investors on March 31, 2011, each of the Investment Funds no longer meets the criteria of an investment company as set forth in FASB ASC Paragraph 946-10-15-2, Financial Services-Investment Companies, and, therefore, the application of FASB ASC Section 946-810-45, Financial Services-Investment Companies-Consolidation, is no longer applicable effective March 31, 2011. This change has no material effect on our consolidated financial statements as the Investment Funds would account for their investments as trading securities pursuant to FASB ASC Topic 320, Investments-Debt and Equity Securities, effective March 31, 2011. For those investments that fall outside the scope of FASB ASC Topic 320, or for those investments in which the Investment Funds would otherwise have been required to account for under the equity method, the Investment Funds apply the fair value option to such investments. See Note 5, "Investments and Related Matters-Investment," for further discussion regarding this reconsideration event and its consolidation impact.
As a result of the return of fee-paying capital as described above, a special profits interest allocation of $9 million was allocated to the General Partners at March 31, 2011. No further special profits interest allocation will accrue in periods subsequent to March 31, 2011. A special profits interest allocation accrual of $45 million and $154 million was made for the years ended December 31, 2010 and 2009, respectively.
As a result of the return of fee-paying capital as described above, an incentive allocation of $7 million was allocated to the General Partners at March 31, 2011. No further incentive allocation will accrue in periods subsequent to March 31, 2011. Incentive allocations for the year ended December 31, 2010 were $5 million. There was no incentive allocation for the year ended December 31, 2009.
The fair value of our interest in the Investment Funds was approximately $3.1 billion and $2.6 billion as of December 31, 2011 and 2010, respectively.
Automotive
We conduct our Automotive segment through our majority ownership in Federal-Mogul.  Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reduction, alternative energies, environment and safety systems. Federal-Mogul serves the world's foremost original equipment manufacturers (“OEM”) of automotive, light commercial, heavy-duty, industrial, agricultural, aerospace, marine, rail and off-road vehicles, as well as the worldwide aftermarket.  As of December 31, 2011, Federal-Mogul is organized into four product groups: Powertrain Energy ("PTE"), Powertrain Sealing and Bearings ("PTSB"), Vehicle Safety and Protection ("VSP"), and Global Aftermarket.
Federal-Mogul believes that its sales are well-balanced between OEM and aftermarket, as well as domestic and international markets. Federal-Mogul's customers include the world's largest light and commercial vehicle OEMs and major

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
During fiscal 2011, we acquired additional shares of Federal-Mogul common stock.  As of December 31, 2011, we owned approximately 77.2% of the total outstanding common stock of Federal-Mogul.
Accounts Receivable, net
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Japan, Spain and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $203 million and $211 million as of December 31, 2011 and 2010, respectively. Of those gross amounts, $202 million and $210 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. Thus, as of December 31, 2011 and 2010, Federal-Mogul had outstanding transferred receivables for which cash of an immaterial amount and $1 million, respectively, had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were approximately $1.7 billion and $1.3 billion for the year ended December 31, 2011 and 2010, respectively.
For the years ended December 31, 2011, 2010 and 2009, expenses associated with transfers of receivables of $9 million, $6 million and $4 million, respectively, were recorded in the consolidated statements of operations within other income (loss), net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities. Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposures to Federal-Mogul associated with certain of these facilities' terms were $23 million and $32 million as of December 31, 2011 and 2010, respectively. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of December 31, 2011 and 2010, Federal-Mogul estimated the loss to be immaterial.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal-Mogul did not record any net restructuring charges related to Restructuring 2009 for the year ended December 31, 2011. Federal-Mogul does not expect to incur additional restructuring charges through the fiscal year ending December 31, 2012 ("fiscal 2012"). Total cumulative restructuring charges related to Restructuring 2009 through December 31, 2011 were $157 million, of which $147 million were employee costs and $10 million were facility closure costs.
As of December 31, 2010, the accrued liability balance relating to all restructuring programs was $24 million. For the years ended December 31, 2011, 2010 and 2009, Federal-Mogul incurred $5 million, $8 million and $32 million of net restructuring charges, respectively. For the year ended December 31, 2011, Federal-Mogul paid $21 million of restructuring charges. As of December 31, 2011, the accrued liability balance was $8 million, and is included in accrued expenses and other liabilities in our consolidated balance sheets.
Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded liabilities of $4 million, $8 million and $47 million were reversed for the year ended December 31, 2011, 2010 and 2009, respectively. Such reversals result from: changes in estimated amounts to accomplish previously planned activities; changes in expected (based on historical practice) outcome of negotiations with labor unions, which reduced the level of originally committed actions; newly implemented government employment programs, which lowered the expected cost; and changes in approach to accomplish restructuring activities.
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
On January 8, 2010, the Venezuelan government devalued its currency. During the year ended December 31, 2010, Federal-Mogul recorded $25 million in foreign currency exchange expense due to this currency devaluation.
The remaining Venezuelan cash balance of $12 million as of December 31, 2011 is expected to be used to pay intercompany balances for the purchase of product and to pay dividends, subject to local government restrictions.
Impairment
Our Automotive segment recorded $48 million, $2 million and $17 million of impairment charges for the years ended December 31, 2011, 2010 and 2009, respectively.
The $48 million of impairment charge for fiscal 2011 relates to the impairment of certain indefinite-lived intangible assets of $37 million which is further discussed in detail in Note 8, "Goodwill and Intangible Assets, Net," and $11 million of impairment charges primarily related to the identification of machinery and equipment that were no longer in use by Federal-Mogul and the establishment of asset retirement obligations related to facilities that are closed. The $2 million of impairment charge for fiscal 2010 primarily related to impairment charges of $7 million related to the identification of machinery and equipment that were no longer in use by Federal-Mogul, offset by a net credit of $5 million related to goodwill and intangible asset impairment charge due to the reassessment of fiscal 2008 impairment analysis. See Note 8, "Goodwill and Intangible Assets, Net," for further discussion. The $17 million of impairment charge for fiscal 2009 primarily related to the identification of machinery and equipment that were no longer in use by Federal-Mogul.
Federal-Mogul determined the fair value of the assets by applying a probability weighted, expected present value technique to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with other long-lived asset fair value measurements.
Impairment of goodwill and other indefinite-lived intangible assets are discussed in Note 8, "Goodwill and Intangible Assets, Net."

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gaming
We conduct our Gaming segment through our majority ownership in Tropicana. Tropicana currently owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The nine casino facilities it operates feature approximately 414,000 square feet of gaming space with 7,583 slot machines, 231 table games and 6,060 hotel rooms with three casino facilities located in Nevada, two in Mississippi and one in each of Indiana, Louisiana, New Jersey and Aruba.
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
On November 15, 2010, the Investment Funds acquired 668,000 additional shares of Tropicana common stock. As a result of this purchase, the Investment Funds held, in the aggregate, 13,538,446 shares of Tropicana common stock, representing approximately 51.5% of the outstanding shares of Tropicana common stock. (See below for purchase price allocation made on November 15, 2010.) The additional purchase of shares of Tropicana common stock gave the Investment Funds a controlling interest and required us to consolidate Tropicana's financial results effective November 15, 2010, which now comprises our Gaming segment.
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
During fiscal 2011, we acquired additional shares of Tropicana common stock.  As of December 31, 2011, we owned approximately 65.1% of the total outstanding common stock of Tropicana.
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
Investment in Tropicana
In accordance with ASC Topic 805, Business Combinations , the application of purchase accounting requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values recorded as goodwill. If the fair value of the assets acquired and liabilities assumed exceeds the fair value of the consideration given, a bargain purchase has occurred which is recorded as a gain on acquisition. The allocation process requires, among other things, an analysis of acquired fixed assets, contracts, and contingencies to identify and record the fair value of all assets acquired and liabilities assumed. In allocating the purchase price to the fair value of the assets acquired and liabilities assumed, we utilized, in part, a third-party appraiser to assist us in assessing the fair values of certain components of the assets acquired and liabilities assumed.
Estimates of fair value are based on industry data and trends and by reference to relevant market rates and transactions, and discounted cash flow valuation methods, among other factors. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond our reasonable control. The preliminary allocation of the fair value of the assets acquired is subject to additional adjustment to provide us with adequate time to complete the valuation of Tropicana's assets and liabilities.
The fair value of our equity interest in Tropicana was $251 million immediately prior to obtaining a controlling interest

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in Tropicana on November 15, 2010. As a result of remeasuring our equity interest to fair value, we recognized a gain of $74 million which is included in net gain from investment activities in our consolidated statements of operations.
The following table summarizes the fair value of the assets acquired and liabilities assumed, as well as the fair value of the non-controlling interest in Tropicana as of November 15, 2010:

	Fair Value at November 15, 2010
	(in millions)
Cash and cash equivalents	$164
Restricted cash	18
Accounts receivable, net	35
Property, plant and equipment, net	424
Intangible assets, net	79
Other assets	86
Assets Acquired	806
Accounts payable	62
Accrued expenses and other liabilities	97
Debt	134
Liabilities Assumed	293
Fair value of Tropicana net assets acquired	513
Fair value of Tropicana non-controlling interests	237	(1)
Fair value of net assets acquired by our Investment segment	276
Less: acquisition-date fair value of previously held equity interest in Tropicana	251
Less: cost of shares of Tropicana common stock purchased on November 15, 2010	9
Fair value basis upon acquisition of controlling interest in Tropicana	260
Gain on acquisition	$16	(2)

(1) Fair value of non-controlling interests was based on the fair value of Tropicana’s equity multiplied by 48.55%, the portion owned by the non-controlling interests, less a discount of 5% attributed to the lack of control and marketability due to the fact that non-controlling interests are held by public shareholders who do not have the ability to directly affect the cash flows of Tropicana. The 5% discount was based on the average trading price of all U.S. closed-end funds compared to their net asset values as of November 15, 2010 (date of acquisition).
(2) Included in other income (loss), net in our consolidated statements of operations.
Impairment
In the fourth quarter of fiscal 2011, Tropicana impaired certain real property and equipment by $5 million. In recording impairment charges related to real and personal property, Tropicana used both the cost and market approach.
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
During the third quarter of fiscal 2011, we acquired additional shares of ARI common stock.  As of December 31, 2011, we owned approximately 55.5% of the total outstanding common stock of ARI.
Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

poultry industry. Viskase currently operates seven manufacturing facilities and ten distribution centers throughout North America, Europe, South America and Asia and derives approximately 71% of its total net sales from customers located outside the United States. Viskase believes it is one of the two largest manufacturers of non-edible cellulosic casings for processed meats and one of the three largest manufacturers of non-edible fibrous casings. Viskase is building a shirring plant in the Philippines to serve the Asian market. The plant is expected to open in the second quarter of the fiscal year ending December 31, 2012 and will be scaled up over several years in accordance with our growth expectations for the Asian market.
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
PSC Metals has made several acquisitions during fiscal 2011. See Note 8, "Goodwill and Intangible Assets, Net-Metals," for further details.
Real Estate
Our Real Estate segment consists of rental real estate, property development and resort activities.
As of December 31, 2011 we owned 30 rental real estate properties. Our property development operations are run primarily through Bayswater Development LLC, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of approximately 324 and 870 units of residential housing, respectively. Both developments operate golf and resort operations as well.
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
As of December 31, 2011 and 2010, $77 million and $106 million, respectively, of the net investment in financing leases, net real estate leased to others and resort properties, which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.
The following is a summary of the anticipated future receipts of the minimum lease payments receivable under the financing and operating method at December 31, 2011:

Year	Amount
(in millions)
2012	$52
2013	52
2014	48
2015	48
2016	46
Thereafter	178
$424

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Home Fashion
We conduct our Home Fashion segment through our indirect wholly owned subsidiary, WestPoint International, LLC (f/k/a WestPoint International, Inc., as described below) (“WPI”), a manufacturer and distributor of home fashion consumer products. WPI is engaged in the business of manufacturing, sourcing, designing, marketing, distributing and selling home fashion consumer products. WPI markets a broad range of manufactured and sourced bed, bath, basic bedding and kitchen textile products, including, sheets, pillowcases, comforters, flocked blankets, woven blankets and throws, heated blankets, quilts, bedspreads, duvet covers, bed skirts, bed pillows, feather beds, mattress pads, drapes, bath and beach towels, bath rugs, kitchen towels and kitchen accessories. WPI recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. In addition, WPI receives a small portion of its revenues through the licensing of its trademarks.
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
A relatively small number of customers have historically accounted for a significant portion of WPI's net sales. WPI had seven customers who accounted for approximately 63% and six customers who accounted for approximately 64% and 59% of WPI's net sales for the years ended December 31, 2011, 2010 and 2009, respectively.
Acquisition History
On August 8, 2005, we acquired 13.2 million, or 67.7%, of the 19.5 million outstanding common shares of WPI. Pursuant to the asset purchase agreement between WPI and WPS, rights to subscribe for an additional 10.5 million shares of common stock at a price of $8.772 per share were allocated among former creditors of WPS.
On December 20, 2006, we acquired: (a) 1,000,000 shares of Series A-1 Preferred Stock of WPI for a purchase price of $100 per share, for an aggregate purchase price of $100.0 million and (b) 1,000,000 shares of Series A-2 Preferred Stock of WPI for a purchase price of $100 per share, for an aggregate purchase price of $100.0 million. Each of the Series A-1 and Series A-2 Preferred Stock had a 4.5% annual dividend, which was payable quarterly. For the first two years after issuance, the dividends were to be paid in the form of additional preferred stock. Thereafter, the dividends were to be paid in cash or in additional preferred stock at the option of WPI. Each of the Series A-1 and Series A-2 Preferred Stock was convertible into common shares of WPI at a rate of $10.50 per share, subject to certain anti-dilution provisions; provided, however, that under certain circumstances, $92.1 million of the Series A-2 Preferred Stock may have been converted at a rate of $8.772 per share.
During fiscal 2011, we acquired all remaining shares of WPI common stock. Effective December 22, 2011, two of our subsidiaries which hold WPI's common and preferred stock respectively merged with and into WPI with WPI surviving the merger. As a result of the merger, among other things, (i) we became the only owner of WPI, (ii) shares of Series A-1 and Series A-2 Preferred Stock ceased to exist, (iii) any subscription rights to purchase WPI common stock were canceled, and (iv) minority stockholders of WPI became entitled to receive $3.05 per share for their common stock of WPI. As of December 31, 2011, we owned 100% of the total outstanding common shares of WPI.
Restructuring
To improve WPI's competitive position, WPI's management intends to continue its restructuring efforts. On January 31, 2011, WPI announced the closure of its Greenville, Alabama manufacturing and distribution facility. The vast majority of the products manufactured or fabricated are sourced from plants located outside of the United States.
WPI incurred restructuring costs of $6 million, $8 million and $19 million in restructuring costs for the years ended December 31, 2011, 2010 and 2009, respectively. Included in restructuring expenses are cash charges associated with the ongoing costs of closed plants, transition expenses and employee severance, benefits and related costs. As of December 31, 2011, the accrued liability balance was less than $1 million, which is included in accrued expenses and other liabilities in our consolidated balance sheet.
Total cumulative restructuring charges from August 8, 2005 (acquisition date) through December 31, 2011 are $91 million.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WPI anticipates incurring approximately $2 million of additional restructuring costs in fiscal 2012, particularly with respect to the carrying costs of closed facilities until such time as these locations are sold. Restructuring costs could be affected by, among other things, WPI's decision to accelerate or delay its restructuring efforts. As a result, actual costs incurred could vary materially from these anticipated amounts.

Impairment
In fiscal 2011, fiscal 2010 and fiscal 2009, WPI incurred non-cash impairment charges of $18 million, $9 million and $8 million, respectively. For fiscal 2011, the impairment charge was due to the write-down of a plant to its fair value and impairment of trademarks. For fiscal 2010 and fiscal 2009, the impairment charges were related to the write-down of property equipment to its fair value and impairment of trademarks. In recording impairment charges related to its property, plant and equipment, WPI compared estimated net realizable values of property, plant and equipment to their current carrying values. In recording impairment charges related to its trademarks, WPI compared the fair value of the intangible asset with its carrying value. The estimates of fair value of trademarks are determined using a discounted cash flow valuation methodology referred to as the “relief from royalty” methodology. Significant assumptions inherent in the “relief from royalty” methodology employed include estimates of appropriate marketplace royalty rates and discount rates.

4.	Related Party Transactions.
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
Investment
Until August 8, 2007, Icahn Management LP (“Icahn Management”) elected to defer most of the management fees from the Offshore Funds and such amounts remain invested in the Offshore Master Funds. At December 31, 2010, the balance of the deferred management fees payable (included in accrued expenses and other liabilities) by Icahn Fund Ltd. to Icahn Management was $143 million. As further discussed in Note 5, "Investments and Related Matters-Investment-Investment in Variable Interest Entities," because we are no longer considered the primary beneficiary of Icahn Fund Ltd. as of March 31, 2011, we deconsolidated the results and financial position of Icahn Fund Ltd. as of such date.  As a result of deconsolidating Icahn Fund Ltd., our consolidated financial statements will no longer contain this deferred management fee payable effective March 31, 2011.
Effective January 1, 2008, Icahn Capital LP (“Icahn Capital”) paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Mr. Icahn (collectively, “Icahn Affiliates”), including administrative and investment services.  Prior to January 1, 2008, Icahn & Co. LLC paid for such services.  Under a separate expense-sharing agreement, Icahn Capital charged Icahn Affiliates $1 million and $2 million for fiscal 2011 and fiscal 2010, respectively, and $4 million for fiscal 2009. As of December 31, 2011 and 2010, accrued expenses and other liabilities in our consolidated balance sheets included zero and $2 million, respectively, to be applied to Icahn Capital's charges to Icahn Affiliates for services to be provided to them.
In addition, effective January 1, 2008, certain expenses borne by Icahn Capital are reimbursed by Icahn Affiliates, as appropriate, when such expenses are incurred. The expenses include investment-specific expenses for investments acquired by both the Investment Funds and Icahn Affiliates that are allocated based on the amounts invested by each party, as well as investment-related expenses that are allocated based on estimated usage agreed upon by Icahn Capital and Icahn Affiliates. For the years ended December 31, 2011, 2010 and 2009, these reimbursement amounts were $2 million, $3 million and $2 million, respectively.
Mr. Icahn, along with his affiliates, makes investments in the Investment Funds. These investments are not subject to special profits interest allocations or incentive allocations. On April 1, 2011, affiliates of Mr. Icahn made aggregate contributions of $250 million to the Investment Funds. As of December 31, 2011 and 2010, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates was approximately $3.2 billion and $2.1 billion, respectively. In addition, an affiliate of Mr. Icahn has a deferred management fee arrangement with certain feeder funds with

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

balances of $188 million and $148 million as of December 31, 2011 and 2010, respectively. Such amounts are invested in and receive applicable returns thereon from the Investment Funds.
Effective April 1, 2011, based on a new expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds, when such expenses are incurred. Such expenses relate to the operation, administration and investment activities of Icahn Capital for the benefit of the Investment Funds (including salaries, benefits and rent) and shall be allocated pro rata in accordance with each investor's capital accounts in the Investment Funds. For the year ended December 31, 2011, $21 million was allocated to the Investment Funds based on this expense-sharing arrangement.
Railcar
Agreements with American Railcar Leasing LLC
Effective as of January 1, 2008, ARI entered into a fleet services agreement with American Railcar Leasing LLC ("ARL"), a company controlled by Mr. Icahn. Under the agreement, ARI provided ARL fleet management services for a fixed monthly fee and railcar repair and maintenance services for a charge of labor, components and materials. This agreement was replaced by a new agreement (referred to as the "Railcar Services Agreement"), which became effective April 16, 2011 for a term of three years that will automatically renew for additional one-year periods unless either party provides at least 60 days written prior notice of termination. As stipulated in the Railcar Services Agreement, ARI will provide railcar repair, engineering, administrative and other services, on an as needed basis, for ARL's lease fleet at mutually agreed-upon prices. Railcar services revenues, included in other revenues from operations in our consolidated statements of operations, recorded by ARI were $25 million, $15 million and $14 million under these agreements for the years ended December 31, 2011, 2010 and 2009, respectively. The terms and pricing on services to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties.
ARI from time to time manufactures and sells railcars to ARL under long-term agreements as well as on a purchase order basis. For the years ended December 31, 2011, 2010 and 2009, revenues from railcars sold to ARL were $1 million, $82 million and $105 million, respectively. Revenues from railcars sold to ARL are included in net sales in our consolidated statements of operations. The terms and pricing on services to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties. Any related party sales of railcars under an agreement or purchase order, have been and will be subject to the approval or review by ARI's audit committee.
As of December 31, 2011 and 2010, ARI had accounts receivable of $4 million and $2 million, respectively, due from ARL. These amounts are included in other assets in our consolidated balance sheets.
Subsequent to December 31, 2011, ARI entered into an agreement with ARL, pursuant to which ARL will market ARI's railcars for sale or lease and act as its manager to lease railcars on ARI's behalf for a fee effective January 1, 2011. See Note 19, "Subsequent Events," for further discussion.
Food Packaging
Arnos Corporation, an affiliate of Mr. Icahn, was the lender on Viskase's Revolving Credit Facility as of December 31, 2009. In connection with our majority acquisition of Viskase on January 15, 2010, we assumed the Viskase Revolving Credit Facility from Arnos Corporation. See Note 10, “Debt,” for further discussion regarding Viskase's Revolving Credit Facility.
Holding Company - Administrative Services
For each of fiscal 2011, fiscal 2010 and fiscal 2009 we paid an affiliate approximately $2 million for the non-exclusive use of office space.
For each of fiscal 2011, fiscal 210 and fiscal 2009 we paid $1 million to XO Holdings, Inc., an affiliate of Icahn Enterprises GP, our general partner, for telecommunications services. XO Holdings, Inc. is controlled by Mr. Icahn.
The Holding Company provided certain professional services to an Icahn Affiliate for which it charged approximately $3 million for fiscal 2011 and $2 million for each of fiscal 2010 and fiscal 2009. As of December 31, 2011, accrued expenses and other liabilities in our consolidated balance sheets included $1 million to be applied to the Holding Company's charges to the affiliate for services to be provided to it.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Investments and Related Matters.
Investment
Investments, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, and derivatives, all of which are reported at fair value in our consolidated balance sheets. The following table summarizes the Investment Funds' investments, securities sold, not yet purchased and unrealized gains and losses on derivatives:

	December 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Assets
Investments:
Equity securities:
Communications	$2,203	$2,593	$2,169	$1,945
Consumer, non-cyclical	1,642	1,804	1,833	2,234
Consumer, cyclical(1)	822	754	595	614
Basic materials	129	128	—	—
Energy	1,194	1,673	757	858
Financial	320	263	100	137
Index	—	—	9	—
Industrial	22	32	94	115
Technology	169	254	313	405
Utilities	171	104	157	143
	6,672	7,605	6,027	6,451
Corporate debt:
Communications	89	84	—	—
Consumer, cyclical	516	439	544	485
Utilities	40	34	—	—
Sovereign debt	10	10	—	—
Financial	94	109	48	5
	749	676	592	490
Mortgage-backed securities:
Financial	176	167	144	206
	7,597	8,448	6,763	7,147

Derivative contracts, at fair value(2)	—	3	15	6
	$7,597	$8,451	$6,778	$7,153
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, cyclical	$—	$—	$305	$356
Financial	—	—	51	58
Index	—	—	9	5
Funds	4,610	4,476	638	800
	4,610	4,476	1,003	1,219

Derivative contracts, at fair value(3)	—	42	24	60
	$4,610	$4,518	$1,027	$1,279

(1)
We consolidated the financial results of Tropicana effective November 15, 2010. As a result, we eliminated our investment in Tropicana at December 31, 2010. As of April 29, 2011, our Investment segment no longer held an investment in Tropicana common stock. See Note 3, "Operating Units-Gaming," for further discussion regarding the history of the Investment Funds' investment in Tropicana.

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
As further discussed in Note 3, "Operating Units-Investment," as a result of returning fee-paying capital to its investors on March 31, 2011, each of the Investment Funds no longer meets the criteria of an investment company as set forth in FASB ASC Paragraph 946-10-15-2, Financial Services-Investment Companies, and, therefore, the application of FASB ASC Section 946-810-45 is no longer applicable effective March 31, 2011. This change has no material effect on our consolidated financial statements.
Our Investment segment assesses the applicability of equity method accounting with respect to their investments based on a combination of qualitative and quantitative factors, including overall stock ownership of the Investment Funds combined with those of our affiliates along with board of directors representation.
Our Investment segment applied the fair value option to certain of its investments that would have otherwise been subject to the equity method of accounting.  As of December 31, 2011, the fair value of these investments was $217 million. During the years ended December 31, 2011, 2010 and 2009, our Investment segment recorded gains (losses) of $73 million, $(23) million and $5 million, respectively, associated with these investments.  Such amounts are included in net gain from investment activities in our consolidated statements of operations. These gains and losses include the unrealized gains and losses for our Investment segment's investment in Tropicana for periods prior to November 15, 2010 when Tropicana was accounted for at fair value with changes in fair value reflected in earnings. See Note 3, “Operating Units-Gaming” for further discussion regarding the history of the Investment Funds' investment in Tropicana. Also included in these investments is the Investment Funds' investment in Lions Gate Entertainment Corp (“Lions Gate”) and The Hain Celestial Group, Inc. (“Hain”). As of December 31, 2011, the Investment Funds, together with their affiliates held, in the aggregate, 7,130,563 shares of Hain, representing approximately 16% of the outstanding shares of Hain. The General Partners have applied the fair value option to their investments in Lions Gate and Hain.
We believe that these investments to which we applied the fair value option are not material, individually or in the aggregate, to our consolidated financial statements. Lions Gate and Hain are registered SEC reporting companies whose financial statements are available at www.sec.gov.
Investments in Variable Interest Entities
As discussed in Note 2, “Summary of Significant Accounting Policies,” in February 2010, the FASB issued guidance which amends the consolidation requirement of VIEs for certain entities meeting certain criteria. We determined that certain entities within our Investment segment previously met the criteria for the deferral of this new consolidation guidance. Accordingly, our Investment segment applied the overall guidance on the consolidation of VIEs with respect to applicable entities prior to the issuance of the standard as described in Note 2, "Summary of Significant Accounting Policies-Adoption of New Accounting Standards." Effective March 31, 2011, we applied the consolidation guidance to certain entities within our Investment segment to determine whether such entities are considered VIEs, including the determination of who is deemed the primary beneficiary of such VIEs. The application of this consolidation guidance did not have an impact on our financial condition, results of operations and cash flows.
We consolidate certain VIEs when we are determined to be their primary beneficiary, either directly or indirectly through other consolidated subsidiaries. Prior to the 2011 Reconsideration Event (as discussed below), the assets of our consolidated VIEs were primarily classified within cash and cash equivalents and investments in our consolidated balance sheets. The liabilities of our consolidated VIEs were primarily classified within securities sold, not yet purchased, at fair value, and accrued expenses and other liabilities in our consolidated balance sheets.
As discussed in Note 3, "Operating Units-Investment," on March 7, 2011, the Investment Funds determined to return fee-paying capital to its investors. We evaluated the impact of this reconsideration event (referred to as the "2011 Reconsideration Event") with respect to the VIE and primary beneficiary status of each of the Investment Funds and the Offshore Funds. We

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determined that the 2011 Reconsideration Event impacted Master Fund II, Master Fund III and Icahn Fund Ltd. Prior to the 2011 Reconsideration Event, Master Fund II, Master Fund III and Icahn Fund Ltd. were each considered VIEs for which we were determined to be their primary beneficiary and therefore we consolidated them. As a result of the 2011 Reconsideration Event, Master Fund II and Master Fund III are no longer considered VIEs. However, the VIE status change in Master Fund II and Master Fund III did not impact their consolidation status. Because we control Master Fund II and Master Fund III through our general partner interests, we continue to consolidate Master Fund II and Master Fund III. There are no substantive kick-out or participating rights in either Master Fund II or Master Fund III. In addition, previously Icahn Fund Ltd. was considered a VIE and we consolidated it because the Offshore GP was its primary beneficiary. As a result of the 2011 Reconsideration Event, we determined that, although Icahn Fund Ltd. is still considered a VIE, the Offshore GP is no longer the primary beneficiary. We deconsolidated Icahn Fund Ltd. as of March 31, 2011, the result of which decreased consolidated total liabilities by $146 million and increased equity attributable to non-controlling interests by the same amount.
Other Segments
Investments held by our Automotive, Gaming, Railcar, Home Fashion segments and Holding Company consist of the following:

	December 31, 2011		December 31, 2010
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(in millions)
Marketable equity and debt securities - available for sale	$17	$20	$24	$19
Investments in precious metals	150	150	—	—
Equity method investments and other	320	320	304	304
	$487	$490	$328	$323

With the exception of certain operating segments, it is our general policy to apply the fair value option to all of our investments that would be subject to the equity method of accounting. We record unrealized gains and losses for the change in fair value of such investments as a component of net gain from investment activities in the consolidated statements of operations. We believe that these investments, individually or in the aggregate, are not material to our consolidated financial statements.
Investments in Non-Consolidated Affiliates
Automotive
Federal-Mogul maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey and the United States. Federal-Mogul's direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $228 million and $210 million at December 31, 2011 and 2010, respectively.
Equity earnings from non-consolidated affiliates were $37 million, and $32 million and $16 million for the years ended December 31, 2011, 2010 and 2009, respectively, which are included in other income (loss), net in our consolidated statements of operations, For the years ended December 31, 2011, 2010 and 2009, these entities generated sales of $744 million, $605 million and $437 million, respectively, and net income of $88 million, $72 million and $41 million, respectively. Distributed dividends to Federal-Mogul from non-consolidated affiliates were $16 million, $43 million and $7 million for the years ended December 31, 2011, 2010 and 2009, respectively.
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
Federal-Mogul holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, Federal-Mogul's partner holds an option to put its shares to a subsidiary of Federal-Mogul's at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. The total amount of the contingent guarantee, should all triggering events have occurred, approximated $60 million as of December 31, 2011. Federal-Mogul believes that this contingent guarantee is less than the estimated current fair value of the partners' interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.
Federal-Mogul purchases/sells inventory from/to this Turkish joint venture (“Turkey JV”). Purchases from the Turkey JV for the years ended December 31, 2011, 2010 and 2009 were $171 million, $127 million and $94 million, respectively. Sales to the Turkey JV for the years ended December 31, 2011, 2010 and 2009 were $46 million, $36 million and $27 million, respectively. Federal-Mogul had net accounts payable balances with the Turkey JV of $6 million and $7 million as of December 31, 2011 and 2010, respectively.
Railcar
As of December 31, 2011, ARI was party to three joint ventures which are all accounted for using the equity method. ARI determined that, although these joint ventures are considered VIEs, it is not the primary beneficiary of such VIEs, does not have a controlling financial interest and does not have the ability to individually direct the activities of the VIEs that most significantly impact their economic performance. A significant factor in this determination was that ARI does not have the rights to a majority of returns, losses or votes.
The risk of loss to ARI is limited to its investment in these joint ventures, certain loans and related interest and fees due from these joint ventures to ARI. As of December 31, 2011, the carrying amount of these investments was $45 million and the maximum exposure to loss was $46 million. Maximum exposure to loss was determined based on ARI's carrying amounts in such investments, loans, accrued interest thereon and accrued unused line fee due from applicable joint ventures.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Fair Value Measurements.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment
The following table summarizes the valuation of the Investment Funds' investments by the above fair value hierarchy levels as of December 31, 2011 and 2010:

	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments:
Equity securities:
Communications	$2,593	$—	$—	$2,593	$1,945	$—	$—	$1,945
Consumer, non-cyclical	1,778	26	—	1,804	2,227	7	—	2,234
Consumer, cyclical(1)	376	378	—	754	295	318	1	614
Basic materials	128	—	—	128	—	—	—	—
Energy	1,644	29	—	1,673	541	317	—	858
Financial	263	—	—	263	137	—	—	137
Industrial	—	32	—	32	114	1	—	115
Technology	254	—	—	254	405	—	—	405
Utilities	83	21	—	104	100	43	—	143
	7,119	486	—	7,605	5,764	686	1	6,451
Corporate debt:
Communications	—	84	—	84	—	—	—	—
Consumer, cyclical	—	150	289	439	—	157	328	485
Utilities	—	34	—	34	—	—	—	—
Sovereign debt	—	10	—	10	—	—	—	—
Financial	—	109	—	109	—	5	—	5
	—	387	289	676	—	162	328	490
Mortgage-backed securities:
Financial	—	167	—	167	—	206	—	206
	7,119	1,040	289	8,448	5,764	1,054	329	7,147
Derivative contracts, at fair value(2):	—	3	—	3	—	6	—	6
	$7,119	$1,043	$289	$8,451	$5,764	$1,060	$329	$7,153
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, cyclical	$—	$—	$—	$—	$356	$—	$—	$356
Financial	—	—	—	—	58	—	—	58
Index	—	—	—	—	—	5	—	5
Funds	4,466	10	—	4,476	800	—	—	800
	4,466	10	—	4,476	1,214	5	—	1,219
Derivative contracts, at fair value(3):	—	42	—	42	—	60	—	60
	$4,466	$52	$—	$4,518	$1,214	$65	$—	$1,279

(1)
We consolidated the financial results of Tropicana effective November 15, 2010. As a result, we eliminated our investment in Tropicana at December 31, 2010. As of April 29, 2011, our Investment segment no longer held an investment in Tropicana common stock. See Note 3, "Operating Units-Gaming," for further discussion regarding the history of the Investment Funds' investment in Tropicana.

(2)	Included in other assets in our consolidated balance sheets.

(3)	Included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in investments measured at fair value for which the Investment segment has used Level 3 input to determine fair value are as follows:

	Year Ended December 31,
	2011	2010
	(in millions)
Balance at January 1	$329	$228
Gross realized and unrealized gains	8	18
Gross proceeds	(48)	(138)
Gross purchases	—	221
Balance at December 31	$289	$329
Unrealized gains of $8 million are included in earnings related to Level 3 investments still held at December 31, 2011. Total realized and unrealized gains and losses recorded for Level 3 investments, if any, are reported in net gain (loss) from investment activities in our consolidated statements of operations.
Other Segments
The following table summarizes the valuation of our Automotive and Metals segments and Holding Company investments and derivative contracts by the above fair value hierarchy levels as of December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets	(in millions)
Marketable equity and debt securities	$20	$—	$20	$19	$—	$19
Investments in precious metals	150	—	150	—	—	—
Derivative contracts, at fair value(1):	—	3	3	—	12	12
	$170	$3	$173	$19	$12	$31
Liabilities
Derivative contracts, at fair value(2):	$—	$57	$57	$—	$94	$94

(1)	Amounts are classified within other assets in our consolidated balance sheets.

(2)	Amounts are classified within accrued expenses and other liabilities in our consolidated balance sheets.

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2011 and 2010 are set forth in the table below:

	December 31, 2011		December 31, 2010
	Level 3		Level 3	Recognized
	Asset	Recognized	Asset	Gain
Category	(Liability)	Loss	(Liability)	(Loss)
	(in millions)
Trademarks and brand names	$280	$(39)	$29	$(4)
Property, plant and equipment	92	(32)	9	(7)
Asset retirement obligation	(4)	—	—	1

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trademarks and brand names with a carrying value of $319 million were written down to their fair value of $280 million, resulting in an impairment charge of $39 million for the year ended December 31, 2011. Trademarks and brand names with a carrying value of $33 million were written down to their fair value of $29 million, resulting in an impairment charge of $4 million for the year ended December 31, 2010.
Property, plant and equipment with a carrying value of $124 million were written down to their fair value of $92 million, resulting in an impairment charge of $32 million for the year ended December 31, 2011. Property, plant and equipment with a carrying value of $16 million were written down to their fair value of $9 million, resulting in an impairment charge of $7 million for the year ended December 31, 2010. We determined the fair value of these assets by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize.
An asset retirement obligation with a carrying value of $4 million was written down to its fair value of $2 million, resulting in a $2 million credit to impairment expense during the year ended December 31, 2011. An asset retirement obligation with a carrying value of $2 million was established in fiscal 2011 related to a facility that is closed. As the fair value of the facility did not support the capitalization of this asset retirement obligation, it was immediately impaired, resulting in a $2 million debit to impairment expense during the year ended December 31, 2011. An asset retirement obligation with a carrying value of $1 million was written down to its fair value of zero, resulting in a $1 million credit to impairment expense for the year ended December 31, 2010.
The following table presents our Automotive segment's defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in millions)
U.S. Plans:
Cash	$669	$—	$669	$—	$—	$—
Investments with registered investment companies:
Equity securities	1	—	1	512	—	512
Fixed income securities	—	—	—	150	—	150
	$670	$—	$670	$662	$—	$662
Non-U.S. Plans:
Insurance contracts	$—	$35	$35	$—	$33	$33
Cash	1	—	1	—	—	—
Investments with registered investment companies:
Fixed income securities	9	—	9	11	—	11
Equity securities	1	—	1	1	—	1
Corporate bonds	—	2	2	—	3	3
Equity securities	—	—	—	—	—	—
Cash	—	—	—	—	—	—
	$11	$37	$48	$12	$36	$48

Federal-Mogul changed investment managers for its U.S. pension plan assets towards the end of fiscal 2011. The transition was implemented on December 31, 2011 and almost all of the plan assets were sold and the proceeds reinvested as funds became available on January 3, 2012. Accordingly, the plans assets were comprised almost entirely of cash at December 31, 2011and then immediately reinvested beginning January 3, 2012 in accordance with Federal-Mogul's investment strategy, which includes a target asset allocation of 50% equity investments, 25% fixed income investments and 25% in other investment types including hedge funds. Approximately 87% of the U.S. plan assets will be invested in actively managed investment

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

funds.
For fiscal 2010, investments with registered investment companies are valued at the closing price reported on the active market on which the funds are traded. Corporate bonds and equity securities are valued at the closing price reported on the active market on which the individual investments are traded. The insurance contracts guarantee a minimum rate of return. Our Automotive segment has no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law.
The following table presents our Food Packaging segment's defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2011 and 2010:

	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. and Non-U.S. Plans:
Asset category:
Cash equivalents	$3	$—	$—	$3	$2	$—	$—	$2
Equity securities	14	29	—	43	19	26	—	45
Fixed income securities	2	11	—	13	16	12	—	28
Other	10	—	27	37	—	—	28	28
	$29	$40	$27	$96	$37	$38	$28	$103
In addition to items that are measured at fair value on a recurring basis, there are also assets and liabilities that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets (see Note 3, “Operating Units” and Note 8, “Goodwill and Intangible Assets, Net”), investments in non-consolidated affiliates (see Note 5, “Investment and Related Matters”) and asset retirement obligations (“ARO”) (see Note 18, “Commitments and Contingencies”). We determined that the fair value measurements included in each of these assets and liabilities rely primarily on our assumptions as unobservable inputs that are not publicly available. As such, we have determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

7.	Financial Instruments.
Certain derivative contracts executed by the Investment Funds with a single counterparty or by our Automotive segment with a single counterparty or by our Holding Company with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. Values for the derivative financial instruments, principally swaps, forwards, over-the-counter options and other conditional and exchange contracts are reported on a net-by-counterparty basis. As a result, the net exposure to counterparties is reported in either other assets or accrued expenses and other liabilities in our consolidated balance sheets.
Investment Segment and Holding Company
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Investment Funds may also purchase and write option contracts. As a writer of option contracts, the Investment Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Investment Funds are obligated to purchase or sell, at the holder's option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds' satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets. At December 31, 2011, the maximum payout amounts relating to certain put options written by the Investment Funds were approximately $1.7 billion, of which $1.4 billion related to covered put options on existing short positions on a certain stock index.  At December 31 2010, the maximum payout amounts relating to certain put options written by the Investment Funds was $195 million.  As of December 31, 2011 and 2010, there were unrealized gains of $24 million and $0.2 million, respectively.
During the third quarter of fiscal 2010, the Holding Company purchased and wrote option contracts on a certain stock index futures. During fiscal 2011, the contracts settled and there was no liability derivative as of December 31, 2011. As of December 31, 2010, the Holding Company had $22 million in liability derivatives related to a certain stock index futures which are not designated as hedging instruments.
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2011 and 2010 was $42 million and $60 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2011 and 2010, the Investment Funds had $257 million and $248 million, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash in our consolidated balance sheets.
U.S. GAAP requires the disclosure of information about obligations under certain guarantee arrangements. Such guarantee arrangements requiring disclosure include contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.
The Investment Funds have entered into certain derivative contracts, in the form of credit default swaps, which meet the accounting definition of a guarantee, whereby the occurrence of a credit event with respect to the issuer of the underlying financial instrument may obligate the Investment Funds to make a payment to the swap counterparties. As of December 31, 2011 and 2010, the Investment Funds have entered into such credit default swaps with a maximum notional amount of $8 million and $32 million with terms of approximately one year and two years as of December 31, 2011 and 2010, respectively. We estimate that our maximum exposure related to these credit default swaps approximates 48.0% and 39.4% of such notional amounts as of December 31, 2011 and 2010, respectively.
The following table presents the notional amount, fair value, underlying referenced credit obligation type and credit ratings for derivative contracts in which the Investment Funds are assuming risk:

	December 31, 2011		December 31, 2010
Credit Derivative Type Risk Exposure	Notional Amount	Fair Value	Notional Amount	Fair Value	Underlying Reference Obligation
	(in millions)
Single name credit default swaps:
Below investment grade risk exposure	$8	$0.1	$32	$1	Corporate credit

The following table presents the fair values of the Investment Funds and the Holding Company's derivatives:

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Not Designated as Hedging Instruments	December 31,		December 31,
	2011	2010	2011	2010
	(in millions)
Equity contracts	$3	$1	$42	$2
Foreign exchange contracts	3	—	—	2
Credit contracts	—	24	—	77
Futures index spread	—	—	—	22
Sub-total	6	25	42	103
Netting across contract types(3)	—	(19)	—	(19)
Total(4)	$6	$6	$42	$84

(1)	Net asset derivatives are located within other assets in our consolidated balance sheets.

(2)	Net liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.

(3)	Represents the netting of receivables balances with payable balances for the same counterparty across contract types pursuant to netting agreements.

(4)	Excludes netting of cash collateral received and posted. The total collateral posted at December 31, 2011 and 2010 was $257 million and $248 million, respectively, across all counterparties.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effects of the Investment segment and the Holding Company's derivative instruments on the statements of operations for fiscal 2011, fiscal 2010 and fiscal 2009:

	Gain (Loss) Recognized in Income(1)
	Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	2011	2010	2009
	(in millions)
Equity contracts	$(39)	$2	$(58)
Interest rate contracts	—	—	57
Foreign exchange contracts	7	(12)	(7)
Credit contracts	18	38	323
Futures index spread	20	3	—
	$6	$31	$315

(1)	Gains (losses) recognized on derivatives are classified in net gain from investment activities in our consolidated statements of operations.
At December 31, 2011, the volume of the Investment Funds' and the Holding Company's derivative activities based on their notional exposure, categorized by primary underlying risk, are as follows:

	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Credit default swaps	$8	$—
Commodity swaps	2	(150)
Equity swaps	7	(2,055)
Foreign currency forwards	—	(474)
Futures index spread	—	—
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
Automotive
During fiscal 2008, Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. As of December 31, 2011 and 2010, unrealized net losses of $44 million and $70 million, respectively, were recorded in accumulated other comprehensive loss as a result of these hedges. As of December 31, 2011, losses of $36 million are expected to be reclassified from accumulated other comprehensive loss to the consolidated statement of operations within the next 12 months.

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
Federal-Mogul had commodity price hedge contracts outstanding with combined notional values of $117 million and $50 million at December 31, 2011 and 2010 respectively, of which substantially all mature within one year and substantially all were designated as hedging instruments for accounting purposes. Unrealized net losses of $15 million were recorded in accumulated other comprehensive loss as of December 31, 2011. Unrealized net gains of $12 million were recorded in accumulated other comprehensive loss as of December 31, 2010.
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
Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Federal-Mogul had notional values of $27 million and $20 million of foreign currency hedge contracts outstanding at December 31, 2011 and 2010, respectively, of which substantially all mature in less than one year and substantially all were designated as hedging instruments for accounting purposes. Unrealized net gains of $3 million were recorded in accumulated other comprehensive loss as of December 31, 2011. Immaterial unrealized net losses were recorded in accumulated other comprehensive loss as of December 31, 2010.
Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. Federal-Mogul's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 5% of Federal-Mogul's direct sales during the year ended December 31, 2011. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.
The following table presents the fair values of Federal-Mogul's derivative instruments:

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Designated as Cash Flow Hedging Instruments	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(in millions)
Interest rate swap contracts	$—	$—	$44	$70
Commodity contracts	—	13	16	1
Foreign currency contracts	3	—	—	—
Sub-total	3	13	60	71
Netting across contract types	(3)	(1)	(3)	(1)
Total	$—	$12	$57	$70

(1)	Located within other assets in our consolidated balance sheets.

(2)	Located within accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the effect of Federal-Mogul's derivative instruments in our consolidated financial statements for the year ended December 31, 2011, 2010 and 2009:

Year Ended December 31, 2011
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(in millions)	(in millions)		(in millions)
Interest rate swap contracts	$(13)	$(39)	Interest expense	$—
Commodity contracts	(22)	5	Cost of goods sold	(1)	Other income, net
Foreign currency contracts	3	—		—
	$(32)	$(34)		$(1)

Year Ended December 31, 2010
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(in millions)	(in millions)		(in millions)
Interest rate swap contracts	$(58)	$(38)	Interest expense	$—
Commodity contracts	16	9	Cost of goods sold	—
Foreign currency contracts	1	1	Cost of goods sold	—
	$(41)	$(28)		$—

Year Ended December 31, 2009
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Location of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(in millions)	(in millions)		(in millions)
Interest rate swap contracts	$(20)	$(37)	Interest expense	$—
Commodity contracts	20	(18)	Cost of goods sold	3	Other income, net
Foreign currency contracts	—	1	Cost of goods sold	—
	$—	$(54)		$3

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments		2011	2010	2009
		(in millions)
Commodity contracts	Cost of goods sold	$—	$1	$(7)
Commodity contracts	Other income, net	—	—	4
		$—	$1	$(3)

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	December 31, 2011
	Automotive	Railcar	Food Packaging	Metals	Consolidated
	(in millions)
Gross carrying amount, January 1	$1,343	$7	$3	$2	$1,355
Acquisitions	—	—	—	19	19
Adjustment to step-up value	(19)	—	—	(1)	(20)
Foreign exchange	(1)	—	—	—	(1)
Gross carrying amount, December 31	1,323	7	3	20	1,353

Accumulated impairment, January 1	(226)	—	—	—	(226)
Impairment	—	—	—	—	—
Accumulated impairment, December 31	(226)	—	—	—	(226)

Net carrying value, December 31	$1,097	$7	$3	$20	$1,127

	December 31, 2010
	Automotive	Railcar	Food Packaging	Metals	Consolidated
	(in millions)
Gross carrying amount, January 1	$1,292	$7	$3	$—	$1,302
Acquisitions	16	—	—	2	18
Adjustment to step-up value	35	—	—	—	35
Gross carrying amount, December 31	1,343	7	3	2	1,355

Accumulated impairment, January 1	(219)	—	—	—	(219)
Revised 2008 goodwill impairment	(7)	—	—	—	(7)
Accumulated impairment, December 31	(226)	—	—	—	(226)

Net carrying value, December 31	$1,117	$7	$3	$2	$1,129

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets, net consists of the following:

		December 31, 2011			December 31, 2010
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in years)	(in millions)
Definite-lived intangible assets:
Automotive	1 - 22	$656	$(222)	$434	$658	$(174)	$484
Gaming	3 - 42	25	(2)	23	25	—	25
Food Packaging	6 - 12	23	(14)	9	23	(11)	12
Metals	5 - 15	15	(7)	8	11	(5)	6
Real Estate	12 - 12.5	121	(34)	87	121	(24)	97
		$840	$(279)	561	$838	$(214)	624
Indefinite-lived intangible assets:
Automotive				277			314
Gaming				54			54
Food Packaging				2			2
Metals				2			—
Home Fashion				3			5
				338			375
Intangible assets, net				$899			$999

We recorded amortization expense for fiscal 2011, fiscal 2010 and fiscal 2009 of $65 million, $62 million and $68 million, respectively, associated with definite-lived intangible assets. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.
The estimated future amortization expense for our definite-lived intangible assets is as follows:

Year	Amount
(in millions)
2012	$64
2013	60
2014	59
2015	59
2016	56
Thereafter	264
$562
Automotive
We perform our annual goodwill impairment analysis as of October 1 for our Automotive segment, or more frequently if impairment indicators exist, in accordance with the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other. This impairment analysis compares the fair values of these assets to the related carrying values, and impairment charges are recorded for any excess of carrying values over fair values. These fair values are based upon consideration of various valuation methodologies, including projected future cash flows discounted at rates commensurate with the risks involved, guideline transaction multiples, and multiples of current and future earnings.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of our Automotive reporting units with goodwill passed "Step 1" of the October 1, 2011 goodwill impairment analysis.  PTE, PTSB and VSP, representing our Automotive reporting units, had fair values in excess of carrying values of 82%, 100% and 6%, respectively.  As of December 31, 2011, our VSP reporting unit has goodwill of $713 million. Our VSP reporting unit sells its products in both the OE market and aftermarket. Demand for aftermarket products is driven by many factors, including the number of vehicles in operation, the average age of the vehicle fleet, the durability of OE parts, and vehicle usage. Although the number of vehicles on the road and different models available continue to increase, the aftermarket has experienced softness due to increases in average useful lives of automotive parts resulting from continued technological advancements and resulting improvements in durability. More recently, some aftermarket product categories have been impacted by the growth of the midgrade segment due to consumer and trade channel trends. If these trends continue in the future, we may experience further declines in sales related to our VSP reporting unit, potentially resulting in goodwill impairment.
During the fourth quarter of fiscal 2010, in conjunction with the annual impairment test for goodwill and other indefinite-lived intangible assets, our Automotive segment determined that the original stepped-up values assigned to trademarks and brand names had been overstated due to the improper inclusion of non-branded sales in the basis for the trademarks and brand names valuation. As of December 31, 2010, our Automotive segment decreased its trademarks and brand names by $55 million based on a revised valuation, offset by an increase to goodwill of $35 million and a decrease to deferred tax liabilities of $20 million. Our Automotive segment reassessed the impact of this reclassification on the fiscal 2008 impairment analysis which resulted in a $13 million reduction in the trademarks and brand names impairment charge, a $7 million increase in the goodwill impairment charge and a $5 million increase in income tax expense, for a net total expense of $1 million, which was recorded in fiscal 2010 as the impact on the period March 1, 2008 through December 31, 2008 and fiscal 2010 results was not material.
We perform our annual trademarks and brand names impairment analysis for our Automotive segment as of October 1, or more frequently if impairment indicators exist, in accordance with the subsequent measurement provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other. This impairment analysis compares the fair values of these assets to the related carrying values, and impairment charges are recorded for any excess of carrying values over fair values. These fair values are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. Based upon this annual analysis, we recognized a $37 million impairment charge for the year ended December 31, 2011.
All of our Automotive segment's trademarks and brand names are associated with our Automotive segment's aftermarket sales and are further broken down by product line. Based upon the results of the annual trademarks and brand names impairment analysis, the net trademarks and brand names carrying value of $277 million as of December 31, 2011 equals it fair value. The primary, and most sensitive, input utilized in determining the fair values of trademarks and brand names is aftermarket sales by product line. As discussed above, if trends in the aftermarket sales continue in the future, we may experience declines in sales, potentially resulting in further impairment to our Automotive segment's trademarks and brand names.
During the year ended December 31, 2011, Federal-Mogul corrected $19 million of tax adjustments related to our stepped-up value that were improperly recorded to goodwill.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Railcar
We perform an annual goodwill impairment test for our Railcar reporting units as of March 1 of each fiscal year utilizing both the market and income approaches. The market approach produces indications of value by applying multiples of enterprise value to revenue as well as enterprise value to earnings before depreciation, amortization, interest and taxes. For the income approach, a discounted net cash flow was used to determine fair value. Significant estimates and assumptions used in the discounted cash flow method include forecasted revenues and profits, appropriate weighted average cost of capital and tax rates.
The March 1, 2011 evaluation equally weighted the values derived from both the market and income approaches to arrive at fair value. Our Railcar reporting units with a goodwill balance passed "Step 1" of the March 1, 2011 goodwill impairment analysis. All "Step 1" results had fair values in excess of carrying values by at least 60%, resulting in no impairment of goodwill.
Food Packaging
As a result of our acquisition of a controlling interest in Viskase on January 15, 2010, certain long-term assets have been adjusted as a result of our required utilization of common control parties' underlying basis in such assets. As of December 31, 2011, the net balances of such assets included adjustments as follows: $3 million for goodwill and $10 million for intangible assets.
We perform an annual goodwill impairment test for our Food Packaging reporting units as of June 15 of each fiscal year utilizing both the market and income approaches. The market approach produces indications of value by applying multiples of enterprise value to revenue as well as enterprise value to earnings before depreciation, amortization, interest and taxes. For the income approach, a discounted net cash flow was used to determine fair value. Significant estimates and assumptions used in the discounted cash flow method include forecasted revenues and profits, appropriate weighted average cost of capital and tax rates.
The June 15, 2011 evaluation equally weighted the values derived from both the market and income approaches to arrive at fair value. Our Food Packaging reporting units with a goodwill balance passed "Step 1" of the June 15, 2011 goodwill impairment analysis. All "Step 1" results had fair values in excess of carrying values by at least 90%, resulting in no impairment of goodwill.
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
Our Metals segment's net sales for the first quarter of fiscal 2009 declined significantly as the demand and prices for scrap fell to extremely low levels due to historically low steel mill capacity utilization rates and declines in other sectors of the economy served by our Metals segment. Given the indication of a potential impairment, our Metals segment completed a valuation utilizing discounted cash flows based on current market conditions. This valuation resulted in an impairment loss for goodwill and other indefinite-lived intangible assets of $13 million which was recorded in the first quarter of fiscal 2009, eliminating all goodwill and indefinite-lived intangibles from our Metals segment's balance sheet.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As a result of these acquisitions, PSC Metals recognized $19 million of goodwill, $4 million in definite-lived intangible assets related to non-compete agreements and customer/supplier relationships and $2 million in indefinite-lived intangibles related to trade names. In allocating the purchase price to the fair value of assets acquired and liabilities assumed, PSC Metals utilizes third-party appraisers to assist it in assessing the fair values of certain components of the assets acquired and liabilities assumed. Estimates of fair value are based on industry data and trends and reference to relevant market rates and transactions, and discounted cash flow valuation methods, among other factors. The preliminary allocation of the fair value of assets acquired is subject to additional adjustment to provide us with adequate time to complete the valuation of these acquisitions. We do not present a schedule detailing the purchase price allocations or pro forma financial information for these acquisitions because they are not material, individually or in the aggregate, to our consolidated financial statements.
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
Home Fashion
For fiscal 2011, fiscal 2010 and fiscal 2009, WPI recorded an impairment charge of $2 million, $3 million and $5 million, respectively, related to its trademarks. In recording impairment charges related to its trademarks, WPI compared the fair value of the intangible asset with its carrying value. The estimates of fair value of trademarks are determined using a discounted cash flow valuation methodology referred to as the “relief from royalty” methodology. Significant assumptions inherent in the “relief from royalty” methodology employed include estimates of appropriate marketplace royalty rates and discount rates.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Property, Plant and Equipment, Net.
Property, plant and equipment, net consists of the following:

		December 31,
	Useful Life	2011	2010
	(in years)	(in millions)
Land		$464	$456
Buildings and improvements	4 - 40	1,040	1,028
Machinery, equipment and furniture	1 - 30	2,565	2,371
Assets leased to others	15 - 39	509	482
Construction in progress		410	346
		4,988	4,683
Less: Accumulated depreciation and amortization		(1,483)	(1,228)
Property, plant and equipment, net		$3,505	$3,455
Depreciation and amortization expense from continuing operations related to property, plant and equipment for fiscal 2011, fiscal 2010 and fiscal 2009 was $345 million, $365 million and $344 million, respectively.
Total rental expense for continuing operations under operating leases for fiscal 2011, fiscal 2010 and fiscal 2009 was $94 million, $77 million and $76 million, respectively.

10.	Debt.
Debt consists of the following:

	December 31,
	2011	2010
	(in millions)
8% senior unsecured notes due 2018 - Icahn Enterprises	$1,450	$1,450
7.75% senior unsecured notes due 2016 - Icahn Enterprises	1,050	1,050
Senior unsecured variable rate convertible notes due 2013 - Icahn Enterprises	556	556
Debt facilities - Automotive	2,737	2,737
Debt facilities - Gaming	49	62
Senior unsecured notes - Railcar	275	275
Senior secured notes and revolving credit facility - Food Packaging	214	214
Mortgages payable - Real Estate	75	108
Other	67	57
Total debt	$6,473	$6,509
Senior Unsecured Notes - Icahn Enterprises
8% Senior Unsecured Notes Due 2018 and 7.75% Senior Unsecured Notes Due 2016
On January 15, 2010, we and Icahn Enterprises Finance Corp. (“Icahn Enterprises Finance”) (collectively, the “Issuers”), issued $850 million aggregate principal amount of 7.75% Senior Unsecured Notes due 2016 (the “2016 Notes”) and $1,150 million aggregate principal amount of 8% Senior Unsecured Notes due 2018 (the “2018 Notes” and, together with the 2016 Notes, referred to as the “Initial Notes”) pursuant to the purchase agreement, dated January 12, 2010 (the “Purchase Agreement”), by and among the Issuers, Icahn Enterprises Holdings, as guarantor (the “Guarantor”), and Jefferies & Company, Inc., as initial purchaser (the “Initial Purchaser”). The gross proceeds from the sale of the Initial Notes were $1,987 million, a portion of which was used to purchase the approximate $1.28 billion in aggregate principal amount (or approximately 97%) of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the 7.125% Senior Unsecured Notes due 2013 and the 8.125% Senior Unsecured Notes due 2012 that were tendered pursuant to cash tender offers and consent solicitations. Interest on the New Notes are payable on January 15 and July 15 of each year, commencing July 15, 2010. The 7.125% Senior Unsecured Notes due 2013 and the 8.125% Senior Unsecured Notes due 2012 were satisfied and discharged pursuant to their respective indentures on January 15, 2010.
On November 12, 2010, the Issuers issued an additional $200 million aggregate principal amount of the 2016 Notes and $300 million aggregate principal amount of the 2018 Notes (such notes are collectively referred to as the “Additional Notes”), pursuant to the purchase agreement, dated November 8, 2010 (the “Additional Notes Purchase Agreement”), by and among the Issuers, Icahn Enterprises Holdings, as guarantor and Jefferies & Company, Inc., as initial purchaser. The Additional Notes constitute the same series of securities as the Initial Notes for purposes of the indenture governing the notes and vote together on all matters with such series. The Additional Notes have substantially identical terms as the Initial Notes. The gross proceeds from the sale of the Additional New Notes were $512 million.
The Initial Notes and Additional Notes (referred to collectively as the notes) were issued under and are governed by an indenture, dated January 15, 2010 (the “Indenture”), among the Issuers, the Guarantor and Wilmington Trust Company, as trustee. The Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments. On or after January 15, 2013, the Issuers may redeem all of the 2016 Notes at a price equal to 103.875% of the principal amount of the 2016 Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 101.938% on and after January 15, 2014 and 100% on and after January 15, 2015. On or after January 15, 2014, the Issuers may redeem all of the 2018 Notes at a price equal to 104.000% of the principal amount of the 2018 Notes, plus accrued and unpaid interest, with such option redemption prices decreasing to 102.000% on and after January 15, 2015 and 100% on and after January 15, 2016. Before January 15, 2013, the Issuers may redeem up to 35% of the aggregate principal amount of each of the 2016 Notes and 2018 Notes with the net proceeds of certain equity offerings at a price equal to 107.750% and 108.000%, respectively, of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the 2016 Notes or 2018 Notes, as the case may be, originally issued remains outstanding immediately after such redemption. If the Issuers experience a change of control, the Issuers must offer to purchase for cash all or any part of each holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest.
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
Refer to Note 19, "Subsequent Events," for information regarding the issuance of additional $700 million aggregate principal amount of the 2018 Notes in January and February 2012.
Senior Unsecured Variable Rate Convertible Notes Due 2013 - Icahn Enterprises
In April 2007, we issued an aggregate of $600 million of variable rate senior convertible notes due 2013 (the “variable rate notes”). The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act, and issued pursuant to an indenture dated as of April 5, 2007, by and among us, as issuer, Icahn Enterprises Finance, as co-issuer, and Wilmington Trust Company, as trustee. Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the variable rate notes. The variable rate notes bear interest at a rate of three-month LIBOR minus 125 basis points, but the all-in-rate can be no less than 4.0% nor more than 5.5%, and are convertible into our depositary units at a conversion price of $132.595 per depositary unit per $1,000 principal amount, subject to adjustments in certain circumstances. Pursuant to the indenture governing the variable rate notes, on October 5, 2008, the conversion price was adjusted downward to $105.00 per depositary unit per $1,000 principal amount. As a result of the unit distribution on May 31, 2011, the conversion price was adjusted further downward to $103.95 per depositary unit per $1,000 principal amount. As of December 31, 2011, the interest rate was 4.0%. The interest on the variable rate notes is payable quarterly on each January 15, April 15, July 15 and October 15. The variable rate notes mature on August 15, 2013, assuming they have not been converted to depositary units before their maturity date.
In the event that we declare a cash dividend or similar cash distribution in any calendar quarter with respect to our depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits and/or stock

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dividends), the indenture governing the variable rate notes requires that we simultaneously make such distribution to holders of the variable rate notes in accordance with a formula set forth in the indenture. We paid aggregate cash distributions of $1 million, $3 million and $3 million for the years ended December 31, 2011, 2010 and 2009, respectively, to holders of our variable rate notes in respect to our distribution payments to our depositary unitholders. Such amounts have been classified as interest expense.
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
As of December 31, 2011 and 2010, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the applicable indentures. Additionally, as of December 31, 2011, based on covenants in the indenture governing our senior unsecured notes, we are permitted to incur approximately $1.3 billion in additional indebtedness. Refer to Note 19, "Subsequent Events," for information regarding the issuance of additional $700 million aggregate principal amount of the 2018 Notes in January and February 2012.
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
As of December 31, 2011 and 2010, the borrowing availability under the revolving credit facility was $496 million and $528 million, respectively. Federal-Mogul had $38 million and $43 million of letters of credit outstanding as of December 31, 2011 and 2010, pertaining to the term loan credit facility.
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
The Debt Facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on (i) investments; (ii) certain acquisitions, mergers or consolidations; (iii) sale and leaseback transactions; (iv) certain transactions with affiliates and (v) dividends and other payments in respect of capital stock. At December 31, 2011 and 2010, Federal-Mogul was in compliance with all debt covenants under the Debt Facilities.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average cash interest rates for debt were approximately 3.7% and 3.5% as of December 31, 2011 and 2010, respectively.
Debt Facilities - Gaming
In connection with Tropicana's completion of the Restructuring Transactions (see Note 3, “Operating Units-Gaming”), Tropicana entered into a credit facility (the "Exit Facility") which consists of a (i) $130 million senior secured term loan credit facility issued at a discount of 7%, which was funded on March 8, 2010, the Effective Date and (ii) a $20 million senior secured revolving credit facility. Each of the Investment Funds was a lender under the Exit Facility and, in the aggregate, held over 50% of the loans under the Term Loan Facility and was obligated to provide 100% of any amounts borrowed by Tropicana under the Revolving Facility. The Exit Facility matures on March 8, 2013 and is secured by substantially all of Tropicana's assets. On June 30, 2011, the Investment Funds made a dividend-in-kind distribution of their investment in the loans under the Exit Facility to us and as a result we are now the direct lenders under Exit Facility. (See Note 3, "Operating Unit-Gaming," for additional discussion regarding this distribution-in-kind.) All amounts outstanding under the Exit Facility bear interest at a rate per annum of 15% so long as no default or event of default has occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. In addition, Tropicana is required to pay an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility. The Exit Facility is guaranteed by substantially all the existing and future subsidiaries of Tropicana.
The Exit Facility, as amended in February 2011, contains mandatory prepayment provisions from proceeds received by Tropicana as a result of asset sales and the incurrence of indebtedness (subject in each case to certain exceptions). Key covenants binding Tropicana and its subsidiaries include (i) $50 million limitation per annum on capital expenditures, (ii) compliance with certain fixed charge coverage and leverage ratios. Financial covenants will be tested at the end of each fiscal quarter on a last twelve months basis. Key defaults (termination provisions) include (i) failure to repay principal, interest, fees and other amounts owing under the Exit Facility, (ii) cross default to other material indebtedness, (iii) the rendering of a material judgment against Tropicana or any of its subsidiaries, (iv) failure of security documents to create valid liens on property securing the facility and to perfect such liens, (v) revocation of casino, gambling or gaming licenses and (vi) the bankruptcy or insolvency of Tropicana or any of its subsidiaries. Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. Tropicana was in compliance with all financial covenants as of both December 31, 2011 and 2010.
Senior Unsecured Notes - Railcar
In February 2007, ARI issued $275 million senior unsecured fixed rate notes that were subsequently exchanged for registered notes in March 2007 (the “ARI Notes”).
The ARI Notes bear a fixed interest rate of 7.5% and are due in 2014. Interest on the ARI Notes is payable semi-annually in arrears on March 1 and September 1. The indenture governing the ARI Notes (the “ARI Notes Indenture”) contains restrictive covenants that limit ARI's ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. ARI was in compliance with all of its covenants under the ARI Notes Indenture as of December 31, 2011.
As of March 1, 2012, ARI has been able to redeem the ARI Notes in whole or in part at a redemption price equal to 101.88% of the principal amount of the ARI Notes plus accrued and unpaid interest. The redemption price will decline to 100.0% of the principal amount of the ARI Notes plus accrued and unpaid interest beginning on March 1, 2013. The ARI Notes are due in full plus accrued unpaid interest on March 1, 2014.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In November 2007, Viskase entered into a $25 million secured revolving credit facility (the “Viskase Revolving Credit Facility”) with Arnos Corporation, an affiliate of Mr. Icahn. In connection with our majority acquisition of Viskase on January 15, 2010, we assumed the Viskase Revolving Credit Facility from Arnos Corporation. On April 28, 2011, we entered into an agreement with Viskase, extending the maturity date of the Viskase Revolving Credit Facility from January 31, 2012 to January 31, 2013. Borrowings under the loan and security agreement governing the Viskase Revolving Credit Facility are subject to a borrowing base formula based on percentages of eligible domestic receivables and eligible domestic inventory. Under the Viskase Revolving Credit Facility, the interest rate is LIBOR plus a margin of 2.00% currently (which margin will be subject to performance based increases up to 2.50%); provided that the minimum interest rate shall be at least equal to 3.00%. The Viskase Revolving Credit facility also provides for an unused line fee of 0.375% per annum. There were no borrowings under the Viskase Revolving Credit Facility at each of December 31, 2011 and December 31, 2010.
Indebtedness under the Viskase Revolving Credit Facility is secured by liens on substantially all of Viskase's domestic and Mexican assets, with liens on certain assets that are contractually senior to the Viskase 9.875% Notes and the related guarantees pursuant to an intercreditor agreement and the Viskase 9.875% Notes.
The Viskase Revolving Credit Facility contains various covenants which restrict Viskase's ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets, make certain restricted payments, create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. The Viskase Revolving Credit Facility also requires that Viskase complies with various financial covenants. Viskase is in compliance with these requirements as of December 31, 2011 and 2010.
In its foreign operations, Viskase has unsecured lines of credit with various banks providing approximately $8 million of availability. There were no borrowings under the lines of credit at December 31, 2011 and 2010.
Letters of credit in the amount of $2 million were outstanding under facilities with a commercial bank, and were cash collateralized at each of December 31, 2011 and 2010.
Mortgages Payable - Real Estate
Mortgages payable, all of which are non-recourse to us, bear interest at rates between 4.97% and 7.99% and have maturities between May 31, 2013 and October 31, 2028.
Other
Secured Revolving Credit Agreement - Home Fashion
On June 16, 2006, WestPoint Home, Inc. ("WPH"), an indirect wholly owned subsidiary of WPI, entered into a $250 million loan and security agreement with Bank of America, N.A. ("BOA") as administrative agent. On September 18, 2006, The CIT Group/Commercial Services, Inc., General Electric Capital Corporation and Wells Fargo Foothill, LLC were added as lenders under this credit agreement. This agreement matured on June 15, 2011. On June 15, 2011, WPH executed an amended and restated $50 million loan and security agreement with BOA, as administrative agent and lender, with maximum borrowing availability of $45 million, subject to monthly borrowing base calculations. This one-year agreement matures on June 15, 2012 and includes a $40 million sub-limit that may be used for letters of credit. Borrowings under this agreement bear interest at the election of WPH at either (a) for LIBOR rate advances at LIBOR or (b) for base rate advances, at a base rate, which is the highest of (i) BOA's announced prime rate or (ii) the federal funds rate plus 0.50% or (iii) adjusted LIBOR for a 30-day interest

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

period plus 1.00%. The applicable LIBOR or base rate is then adjusted by an applicable margin ranging from plus 2.00 % to plus 3.50% depending upon the current borrowing capacity of WPH. WPH pays an unused line fee of 0.50% to 0.625%. Obligations under this agreement are secured by WPH's receivables, inventory and certain machinery and equipment.
The amended and restated loan agreement contains covenants including, among others, restrictions on the incurrence of indebtedness, investments, redemption payments, distributions, acquisition of stock, securities or assets of any other entity and capital expenditures. However, WPH may effectuate any of these transactions only subject to specified limits and exceptions.
As of December 31, 2011, there were no borrowings under the agreement, but there were outstanding letters of credit of $9 million. Based upon the eligibility and reserve calculations within the agreement, WPH had unused borrowing availability of $27 million at December 31, 2011.
On January 1, 2012, WPH sent notice to BOA to reduce the face amount and maximum borrowing availability of this credit facility to $15 million effective January 1, 2012.
Sale of Previously Purchased Subsidiary Debt
During the year ended December 31, 2010, we received proceeds of $65 million from the sale of previously purchased debt of entities included in our consolidated financial statements in the principal amount of $77 million.
During the year ended December 31, 2009, we received proceeds of $166 million from the sale of previously purchased debt of entities included in our consolidated financial statements in the principal amount of $215 million.
Maturities
The following is a summary of the maturities of our debt obligations as of December 31, 2011 and does not include maturities of our aggregate $700 million of 2018 Notes issued in January and February 2012:

Year	Amount
(in millions)
2012	$96
2013	658
2014	2,147
2015	934
2016	1,054
Thereafter	1,690
$6,579

11.	Compensation Arrangements.
Compensation arrangements of our Automotive segment that are included in our consolidated financial statements are discussed below.
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
Federal-Mogul revalued the four million stock options granted to Mr. Alapont at March 23, 2010, resulting in a revised

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fair value of $27 million. This amount was reclassified from accounts payable, accrued expenses and other liabilities to partners' equity due to their equity award status. As these stock options were fully vested as of March 23, 2010, no further expense related to these stock options will be recognized. Federal-Mogul recognized $4 million and $22 million in expense associated with these stock options during the years ended December 31, 2010 and 2009, respectively. These options had no intrinsic value as of December 31, 2011 and an intrinsic value of $5 million as of December 31, 2010. These options expire on December 27, 2014. None of these stock options have been exercised or forfeited as of December 31, 2011.

The stock option fair values were estimated using the Black-Scholes valuation model with the following assumptions:

	March 23, 2010 Valuation		December 31, 2009 Valuation
	Plain Vanilla Options	Options Connected to Deferred Compensation	Plain Vanilla Options	Options Connected to Deferred Compensation
Exercise price	$19.50	$19.50	$19.50	$19.50
Options outstanding (in millions)	2	2	2	2
Expected volatility	58%	58%	61%	61%
Expected dividend yield	—%	—%	—%	—%
Risk-free rate over the estimated expected option life	1.18%	1.18%	1.41%	1.47%
Expected option life (in years)	2.4	2.4	2.5	2.6
Fair value of options (in millions)	$13.7	$13.7	$12.0	$12.2
Fair value of vested portion of options (in millions)	$13.7	$13.7	$9.6	$9.8

For all noted valuations, expected volatility is based on the average of five-year historical volatility and implied volatility for a group of comparable auto industry companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected option lives. Expected dividend yield is zero as Federal-Mogul has not paid dividends to holders of its common stock in the recent past nor does it expect to do so in the future. Expected option lives are primarily equal to one-half of the time between the measurement date and the end of the option term.
Mr. Alapont's Deferred Compensation Agreement was also amended and restated on March 23, 2010. The amended and restated agreement did not include any provisions that impacted the accounting for this agreement. Since the amended and restated agreement continues to provide for net cash settlement at the option of Mr. Alapont, it continues to be treated as a liability award as of December 31, 2011 and through its eventual payout. The amount of the payout shall be equal to approximately $10 million (500,000 shares of Federal-Mogul's common stock multiplied by the March 23, 2010 stock price of $19.46), offset by 75% of the intrinsic value of any exercise by Mr. Alapont of two million of the options noted above ("options connected to deferred compensation"). During the years ended December 31, 2011, 2010 and 2009, Federal-Mogul recognized $1 million, $2 million and $3 million, respectively, in expense associated with Mr. Alapont's deferred compensation agreement. The deferred compensation agreement had intrinsic values of $10 million and $8 million as of December 31, 2011 and 2010, respectively. The intrinsic value of $8 million at December 31, 2010 was derived under the assumption that the two million options connected to deferred compensation had been exercised as of that date because the market price of Federal-Mogul's common stock was greater than the exercise price of the options on December 31, 2010.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Deferred Compensation Agreement fair values were estimated using the Monte Carlo valuation model with the following assumptions:

	Year Ended December 31,
	2011	2010	2009
Exercise price of options connected to deferred compensation	$19.50	$19.50	$19.50
Expected volatility	60%	58%	61%
Expected dividend yield.	—%	—%	—%
Risk-free rate over the estimated expected life	0.17%	0.59%	1.47%
Expected life (in years)	1.5	2.0	2.6
Fair value (in millions)	$8	$7	$5
Fair value of vested portion (in millions)	$8	$7	$—
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
Federal-Mogul, ARI and Viskase each sponsor several defined benefit pension plans (the ''Pension Benefits'') (and, in the case of Viskase, its pension plans include defined contribution plans). Additionally, Federal-Mogul, ARI and Viskase each sponsors health care and life insurance benefits (''Other Post-Employment Benefits'' or "OPEB") for certain employees and retirees around the world. The Pension Benefits are funded based on the funding requirements of federal and international laws and regulations, as applicable, in advance of benefit payments and the Other Benefits as benefits are provided to participating employees. As prescribed by applicable U.S. GAAP, Federal-Mogul, ARI and Viskase each uses, as applicable, appropriate actuarial methods and assumptions in accounting for its defined benefit pension plans, non-pension post-employment benefits, and disability, early retirement and other post-employment benefits. The measurement date for all defined benefit plans is December 31 of each fiscal year.
Components of net periodic benefit cost (credit) for Federal-Mogul, ARI and Viskase for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Pension Benefits			Other Post-Employment Benefits
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
	(in millions)
Service cost	$29	$30	$35	$1	$1	$2
Interest cost	83	85	90	18	21	31
Expected return on plan assets	(67)	(60)	(53)	—	—	—
Amortization of actuarial losses (gains)	26	27	32	1	—	(1)
Amortization of prior service credit	—	—	—	(16)	(12)	—
Curtailment gain	—	(1)	(2)	(1)	(29)	—
	$71	$81	$102	$3	$(19)	$32

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Automotive
The following provides disclosures for our Automotive segment's benefit obligations, plan assets, funded status, recognition in the consolidated balance sheets and inputs and valuation assumptions:

	Pension Benefits				Other Post-Employment Benefits
	United States Plans		Non-U.S. Plans
	2011	2010	2011	2010	2011	2010
	(in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$1,151	$1,071	$352	$352	$366	$506
Service cost	19	21	9	8	1	1
Interest cost	58	61	17	16	18	21
Employee contributions	—	—	—	—	—	1
Benefits paid	(60)	(60)	(22)	(21)	(30)	(40)
Medicare subsidies received	—	—	—	—	3	5
Plan amendments	—	—	—	3	(4)	(164)
Actuarial losses and changes in actuarial assumptions	59	59	21	13	(3)	33
Net transfers (out) in	—	(1)	1	—	—	1
Currency translation	—	—	(16)	(19)	(1)	2
Benefit obligation, end of year	1,227	1,151	362	352	350	366

Change in plan assets:
Fair value of plan assets, beginning of year	662	590	48	45	—	—
Actual return on plan assets	9	80	2	3	—	—
Company contributions	64	57	23	22	27	34
Benefits paid	(60)	(60)	(22)	(21)	(30)	(40)
Expenses	(5)	(5)	—	—	—	—
Medicare subsidies received	—	—	—	—	3	5
Employee contributions	—	—	—	—	—	1
Currency translation	—	—	(3)	(1)	—	—
Fair value of plan assets, end of year	670	662	48	48	—	—
Funded status of the plan	$(557)	$(489)	$(314)	$(304)	$(350)	$(366)

Amounts recognized in the consolidated balance sheets:
Net liability recognized	$(557)	$(489)	$(314)	$(304)	$(350)	$(366)

Amounts recognized in accumulated other comprehensive loss, inclusive of tax impacts:
Net actuarial loss	$415	$328	$36	$20	$41	$45
Prior service cost (credit)	—	1	3	3	(124)	(137)
Total	$415	$329	$39	$23	$(83)	$(92)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2011, Federal-Mogul ceased operations at one of its U.S. manufacturing locations. The resulting reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in Federal-Mogul's U.S. Welfare Benefit Plan triggered the recognition of a $1 million curtailment gain which was recognized in the consolidated statements of operations during the fourth quarter of 2011.
On May 6, 2010, Federal-Mogul approved an amendment to its U.S. Welfare Benefit Plan which eliminated OPEB for certain salaried and non-union hourly employees and retirees effective July 1, 2010. Given that this event eliminated the accrual of defined benefits for a significant number of active participants, Federal-Mogul re-measured its OPEB obligation. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $162 million prior service credit in accumulated other comprehensive income. The corresponding reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants also triggered the recognition of a $4 million curtailment gain which was recognized in the consolidated statements of operations during the second quarter of fiscal 2010. The calculation of the curtailment excluded the newly created prior service credit.
On July 23, 2010, in contract negotiations with a union at one of Federal-Mogul's U.S. manufacturing locations, the union offered to eliminate its retiree medical benefits, which was accepted by Federal-Mogul with no other change in retiree benefits in return. Since this event reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $2 million prior service credit in accumulated other comprehensive income. The corresponding reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants also triggered the recognition of a $24 million curtailment gain which was recognized in the consolidated statements of operations during the third quarter of fiscal 2010.
On June 25, 2010, the U.S. Government passed a pension funding relief bill in which Federal-Mogul elected to participate. This election reduced Federal-Mogul's 2010 pension contribution by $25 million.
Weighted-average assumptions used to determine the benefit obligation as of December 31, 2011 and 2010:

	Pension Benefits				Other Post-Employment Benefits
	United States Plans		Non-U.S. Plans
	December 31,				December 31,
	2011	2010	2011	2010	2011	2010
	(in millions)
Discount rate	4.50%	5.15%	4.69%	4.92%	4.45%	5.10%
Rate of compensation increase	3.50%	3.50%	3.16%	3.18%	—%	—%

Weighted-average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31, 2011 and 2010:

	Pension Benefits				Other Post-Employment Benefits
	United States Plans		Non-U.S. Plans
	Year Ended December 31,				Year Ended December 31,
	2011	2010	2011	2010	2011	2010
	(in millions)
Discount rate	5.15%	5.75%	4.92%	5.13%	5.10%	5.65%
Expected return on plan assets	8.50%	8.50%	5.34%	5.64%	—%	—%
Rate of compensation increase	3.50%	3.50%	3.18%	3.14%	—%	—%

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal-Mogul evaluates its discount rate assumption annually as of December 31 for each of its retirement-related benefit plans based upon the yield of high quality, fixed-income debt instruments, the maturities of which correspond to expected benefit payment dates.
Federal-Mogul's expected return on assets is established annually through analysis of anticipated future long-term investment performance for the plan based upon the asset allocation strategy. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term prospective rate.
The U.S. investment strategy mitigates risk by incorporating diversification across appropriate asset classes to meet the plan's objectives. It is intended to reduce risk, provide long-term financial stability for the plan and maintain funded levels that meet long-term plan obligations while preserving sufficient liquidity for near-term benefit payments. Risk assumed is considered appropriate for the return anticipated and consistent with the total diversification of plan assets.
The U.S. investment strategy mitigates risk by incorporating diversification across appropriate asset classes to meet the plan's objectives. It is intended to reduce risk, provide long-term financial stability for the plan and maintain funded levels that meet long-term plan obligations while preserving sufficient liquidity for near-term benefit payments. Risk assumed is considered appropriate for the return anticipated and consistent with the total diversification of plan assets.
Federal-Mogul changed investment managers for its U.S. pension plan assets towards the end of fiscal 2011. The transition was implemented on December 31, 2011 and almost all of the plan assets were sold and the proceeds reinvested as funds became available on January 3, 2012. Accordingly, the plans assets were comprised almost entirely of cash at December 31, 2011and then immediately reinvested beginning January 3, 2012 in accordance with Federal-Mogul's investment strategy, which includes a target asset allocation of 50% equity investments, 25% fixed income investments and 25% in other investment types including hedge funds. Approximately 87% of the U.S. plan assets will be invested in actively managed investment funds.
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
Refer to Note 6, “Fair Value Measurements,” for discussion of the fair value of each major category of plan assets, including the inputs and valuation techniques used to develop the fair value measurements of the plans' assets, at December 31, 2011 and 2010.
Information for defined benefit plans with projected benefit obligations in excess of plan assets:

	Pension Benefits				Other Post-Employment Benefits
	United States Plans		Non-U.S. Plans
	December 31,				December 31,
	2011	2010	2011	2010	2011	2010
	(in millions)
Projected benefit obligation	$1,227	$1,151	$359	$348	$350	$366
Fair value of plan assets	670	662	44	41	—	—

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		Non-U.S. Plans
	December 31,
	2011	2010	2011	2010
	(in millions)
Projected benefit obligation	$1,227	$1,151	$359	$338
Accumulated benefit obligation	1,213	1,142	338	320
Fair value of plan assets	670	662	44	35

The accumulated benefit obligation for all pension plans is $1,554 million and $1,471 million as of December 31, 2011 and 2010, respectively.
Amounts in “Accumulated other comprehensive loss” expected to be recognized as components of net periodic benefit cost over fiscal 2012:

	Pension Benefits		Other Post-Employment Benefits
	United States	Non-U.S.
	(in millions)
Amortization of actuarial losses	$34	$1	$1
Amortization of prior service credit	—	—	(16)
	$34	$1	$(15)

The assumed health care and drug cost trend rates used to measure next year's post-employment healthcare benefits are as follows:

	Other Post-Employment Benefits
	2011	2010
Health care cost trend rate	7.63%	8.00%
Ultimate health care cost trend rate	5.00%	5.00%
Year ultimate health care cost trend rate reached	2018	2018

Drug cost trend rate	8.94%	9.50%
Ultimate drug cost trend rate	5.00%	5.00%
Year ultimate drug cost trend rate reached	2018	2018

The assumed health care cost trend rate has a significant impact on the amounts reported for OPEB plans. The following table illustrates the sensitivity to a change in the assumed health care cost trend rate:

	Total Service and Interest Cost	APBO
	(in millions)
100 basis point (“bp”) increase in health care cost trend rate	$1	$20
100 bp decrease in health care cost trend rate	(1)	(17)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations (“PBO”), associated expense and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on Federal-Mogul's fiscal 2011 funding requirements.

	Pension Benefits						Other Post-Employment Benefits
	United States Plans			Non-U.S. Plans
	Change in fiscal 2012 pension expense	Change in PBO	Change in accumulated OCL	Change in fiscal 2012 pension expense	Change in PBO	Change in accumulated OCL	Change in fiscal 2012 expense	Change in PBO
	(in millions)
25 bp decrease in discount rate	$2	$28	$(28)	$—	$10	$(10)	1	$8
25 bp increase in discount rate	(2)	(28)	28	—	(9)	9	(1)	(8)
25 bp decrease in return on assets rate	2	—	—	—	—	—	—	—
25 bp increase in return on assets rate	(2)	—	—	—	—	—	—	—

Federal-Mogul's projected benefit payments from the plans are estimated as follows:

	Pension Benefits		Other Post-Employment Benefits
Years	United States Plans	Non-U.S. Plans
	(in millions)
2012	$78	$22	$26
2013	82	22	26
2014	83	24	26
2015	86	26	26
2016	84	23	26
2017-2021	461	127	120

Federal-Mogul expects to contribute approximately $127 million to its pension plans in fiscal 2012.
Federal-Mogul also maintains certain defined contribution pension plans for eligible employees. The total expenses attributable to Federal-Mogul's defined contribution savings plan were $25 million, $23 million and $20 million for the fiscal years ended December 31, 2011, 2010 and 2009, respectively. The amounts contributed to defined contribution pension plans include contributions to multi-employer plans of $1 million for fiscal 2011.
Other Benefits
Federal-Mogul accounts for benefits to former or inactive employees paid after employment but before retirement pursuant to FASB ASC Topic 712, Compensation - Nonretirement Post-employment Benefits. The liabilities for such U.S. and European post-employment benefits were $36 million and $42 million at December 31, 2011 and 2010, respectively.
Railcar and Food Packaging
ARI is the sponsor of two defined benefit pension plans that cover certain employees at designated repair facilities. One

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plan, which covers certain salaried and hourly employees, is frozen and no additional benefits are accruing thereunder. The second plan, which covers only certain of ARI's union employees, was frozen effective January 1, 2012 and no benefits will accrue thereunder. Viskase and its subsidiaries have defined contribution and defined benefit plans varying by country and subsidiary. Viskase's operations in the United States and Canada have historically offered defined benefit retirement plans and post-retirement health care and life insurance benefits to their employees. Most of these benefits have been terminated, resulting in various reductions in liabilities and curtailment gains.
The following provides disclosures for ARI's and Viskase's benefit obligations, plan assets, funded status, and recognition in the consolidated balance sheets. As pension costs for ARI and Viskase are not material to our consolidated financial position and results of operations, we do not provide information regarding their inputs and valuation assumptions.

	Pension Benefits		Other Post-Employment Benefits
	2011	2010	2011	2010
	(in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$165	$158	$—	$—
Service cost	1	1	—	—
Interest cost	8	8	—	—
Benefits paid	(9)	(9)	—	—
Actuarial losses	13	7	—	—
Adjustments to benefits	—	—	—	—
Benefit obligation, end of year	178	165	—	—

Change in plan assets:
Fair value of plan assets, beginning of year	116	108	—	—
Actual return on plan assets	(1)	13	—	—
Company contributions	8	4	—	—
Benefits paid	(9)	(9)	—	—
Fair value of plan assets, end of year	114	116	—	—
Funded status of the plan	$(64)	$(49)	$—	$—

Amounts recognized in the consolidated balance sheets:
Net liability recognized	$(64)	$(49)	$—	$—

Amounts recognized in accumulated other comprehensive loss, inclusive of tax impacts:
Net actuarial (loss) gain	$(9)	$(6)	$1	$1
Prior service credit	—	—	2	3
Total	$(9)	$(6)	$3	$4

13.	Net Income Per LP Unit.
Basic income (loss) per LP unit is based on net income or loss attributable to Icahn Enterprises allocable to limited partners after deducting preferred pay-in-kind distributions to preferred unitholders. Net income or loss allocable to limited partners is divided by the weighted-average number of LP units outstanding. Diluted income (loss) per LP unit is based on

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Additionally, as more fully described in Note 19, "Subsequent Events," we distributed an aggregate 13,590,238 depositary units in January 2012 in connection with a rights offering.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the allocation of net (loss) income attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted (loss) income per LP unit for the periods indicated:

	Year Ended December 31
	2011	2010	2009
	(in millions, except per unit data)
Net income attributable to Icahn Enterprises from continuing operations	$750	$200	$252
Less: income from common control acquisitions allocated 100% to the general partner	—	—	(19)
	750	200	233

Income attributable to Icahn Enterprises from continuing operations allocable to limited partners (98.01% allocation)	$735	$196	$228
(Loss) income attributable to Icahn Enterprises from discontinued operations allocable to limited partners (98.01% allocation)	$—	$(1)	$1

Basic income (loss) per LP unit:
Continuing operations	$8.55	$2.33	$3.00
Discontinued operations	0.00	(0.01)	0.01
	$8.55	$2.32	$3.01
Basic weighted average LP units outstanding	86	84	76

Dilutive effect of variable rate convertible notes:
Income	$23	$—	$—
Units	5	—	—

Dilutive effect of redemption of preferred units(1):
Income	$—	$2	$6
Units	—	1	4

Diluted income (loss) per LP unit:
Continuing operations	$8.33	$2.33	$2.93
Discontinued operations	0.00	(0.01)	0.01
	$8.33	$2.32	$2.94
Diluted weighted average LP units outstanding	91	85	80
(1) Our preferred units were redeemed on March 31, 2010.

As their effect would have been anti-dilutive, 5 million equivalent units of our variable rate convertible notes have been excluded from the diluted weighted average LP units outstanding for each of fiscal 2010 and fiscal 2009.
As a result of our unit distribution on May 31, 2011, we restated prior years' income per LP unit to reflect the increase in weighted average LP units outstanding for all comparative periods. The effect on income per LP unit was a reduction of $0.03 and $0.04 per depositary unit for fiscal 2010 and fiscal 2009, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Segment and Geographic Reporting.
As of December 31, 2011, our eight reportable segments are: (1) Investment; (2) Automotive; (3) Gaming; (4) Railcar; (5) Food Packaging; (6) Metals; (7) Real Estate and (8) Home Fashion. Our Investment segment provides investment advisory and certain administrative and back office services to the Investment Funds, but does not provide such services to any other entities, individuals or accounts. Our Automotive segment consists of Federal-Mogul. Our Gaming segment consists of Tropicana. Our Railcar segment consists of ARI. Our Food Packaging segment consists of Viskase. Our Metals segment consists of PSC Metals. Our Real Estate segment consists of rental real estate, property development and the operation of resort properties. Our Home Fashion segment consists of WPI. In addition to our eight reportable segments, we present the results of the Holding Company which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company. See Note 3, “Operating Units,” for a detailed description of each of our segments.
We assess and measure segment operating results based on net income attributable to Icahn Enterprises as disclosed below. Certain terms of financings for certain of our segments impose restrictions on the segments' ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions.
As described in Note 3, “Operating Units-Gaming,” our Investment segment acquired a controlling interest in Tropicana on November 15, 2010 and, therefore, we consolidated the results of Tropicana effective November 15, 2010. As further described in Note 3, through a distribution-in-kind transaction from our Investment segment directly to us, we currently directly own the investment in Tropicana's common stock effective April 29, 2011. Through an additional distribution-in-kind transaction from our Investment segment directly to us, we currently directly own the investment in Tropicana's Exit Facility effective June 30, 2011. Our management evaluates the aggregate performance of the Investment segment with all of its investments stated on a fair value basis, including its investment in Tropicana. Accordingly, although we are required to consolidate the results of Tropicana effective November 15, 2010 and separately report their results as part of our Gaming segment, the column representing our Investment segment's results include the investment in Tropicana on a fair value basis covering the period November 15, 2010 through April 29, 2011. For such periods, we eliminate the fair value effects of Tropicana in the column labeled “Eliminations.”
Condensed statements of operations by reportable segment for the years ended December 31, 2011, 2010 and 2009 are presented below:

	Year Ended December 31, 2011
	Investment	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Eliminations	Consolidated
	(in millions)
Revenues:
Net sales	$—	$6,910	$—	$454	$339	$1,095	$8	$322	$—	$—	$9,128
Other revenues from operations	—	—	624	65	—	—	81	—	—	—	770
Net gain from investment activities	1,887	—	—	—	—	—	—	—	27	(9)	1,905
Interest and dividend income	110	6	1	3	—	—	—	—	2	(5)	117
Other (loss) income, net	(88)	21	(1)	(8)	(1)	1	1	3	7	—	(65)
	1,909	6,937	624	514	338	1,096	90	325	36	(14)	11,855
Expenses:
Cost of goods sold	—	5,822	—	411	263	1,068	3	305	—	—	7,872
Other expenses from operations	—	—	329	50	—	—	47	—	—	—	426
Selling, general and administrative	50	736	254	25	43	25	16	61	31	—	1,241
Restructuring	—	5	—	—	—	—	—	6	—	—	11
Impairment	—	48	5	—	—	—	—	18	—	—	71
Interest expense	15	141	9	20	21	—	6	1	223	—	436
	65	6,752	597	506	327	1,093	72	391	254	—	10,057
Income (loss) before income tax expense	1,844	185	27	8	11	3	18	(66)	(218)	(14)	1,798
Income tax (expense) benefit	—	(17)	(3)	(4)	(5)	3	—	—	(8)	—	(34)
Net income (loss)	1,844	168	24	4	6	6	18	(66)	(226)	(14)	1,764
Less: net (income) loss attributable to non-controlling interests	(971)	(47)	(11)	(2)	(2)	—	—	10	—	9	(1,014)
Net income (loss) attributable to Icahn Enterprises	$873	$121	$13	$2	$4	$6	$18	$(56)	$(226)	$(5)	$750

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2010
	Investment	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Eliminations	Consolidated
	(in millions)
Revenues:
Net sales	$—	$6,219	$—	$206	$316	$725	$9	$429	$—	$—	$7,904
Other revenues from operations	—	—	78	68	—	—	81	—	—	—	227
Net gain from investment activities	756	—	—	—	—	—	—	—	79	(21)	814
Interest and dividend income	178	5	—	4	—	—	—	—	5	(1)	191
Other income (loss), net	(29)	15	—	(8)	1	—	—	2	(27)	—	(46)
	905	6,239	78	270	317	725	90	431	57	(22)	9,090
Expenses:
Cost of goods sold	—	5,212	—	210	234	697	6	400	—	—	6,759
Other expenses from operations	—	—	41	55	—	—	48	—	—	—	144
Selling, general and administrative	59	704	37	26	46	23	19	75	28	—	1,017
Restructuring	—	8	—	—	—	—	—	8	—	—	16
Impairment	—	2	—	—	—	—	1	9	—	—	12
Interest expense	4	141	1	21	21	—	8	1	192	—	389
	63	6,067	79	312	301	720	82	493	220	—	8,337
Income (loss) before income tax (expense) benefit	842	172	(1)	(42)	16	5	8	(62)	(163)	(22)	753
Income tax (expense) benefit	(2)	(12)	—	15	(2)	(1)	—	—	(7)	—	(9)
Net income (loss) from continuing operations	840	160	(1)	(27)	14	4	8	(62)	(170)	(22)	744
Less: net (income) loss attributable to non-controlling interests from continuing operations	(492)	(44)	2	12	(4)	—	—	20	(52)	14	(544)
Net income (loss) attributable to Icahn Enterprises from continuing operations	$348	$116	$1	$(15)	$10	$4	$8	$(42)	$(222)	$(8)	$200

	Year Ended December 31, 2009
	Investment	Automotive	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$5,330	$365	$299	$382	$15	$369	$—	$6,760
Other revenues from operations	—	—	58	—	—	81	—	—	139
Net gain from investment activities	1,379	—	24	—	—	—	—	3	1,406
Interest and dividend income	217	8	7	—	—	—	—	7	239
Other income (loss), net	(62)	59	(10)	(3)	2	—	13	—	(1)
	1,534	5,397	444	296	384	96	382	10	8,543
Expenses:
Cost of goods sold	—	4,538	329	220	403	14	338	—	5,842
Other expenses from operations	—	—	47	—	—	51	—	—	98
Selling, general and administrative	80	742	25	42	17	9	75	22	1,012
Restructuring	—	32	—	—	—	—	19	—	51
Impairment	—	17	—	1	13	2	8	—	41
Interest expense	4	135	21	16	—	9	1	133	319
	84	5,464	422	279	433	85	441	155	7,363
Income (loss) before income tax (expense) benefit	1,450	(67)	22	17	(49)	11	(59)	(145)	1,180
Income tax (expense) benefit	(2)	39	(7)	(2)	19	—	—	(3)	44
Net income (loss) from continuing operations	1,448	(28)	15	15	(30)	11	(59)	(148)	1,224
Less: net (income) loss attributable to non-controlling interests from continuing operations	(979)	(1)	(7)	(4)	—	—	19	—	(972)
Net income (loss) attributable to Icahn Enterprises from continuing operations	$469	$(29)	$8	$11	$(30)	$11	$(40)	$(148)	$252

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed balance sheets by reportable segment as of December 31, 2011 and 2010 are presented below:

	December 31, 2011
	Investment	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$7	$953	$150	$307	$66	$7	$216	$55	$517	$2,278
Cash held at consolidated affiliated partnerships and restricted cash	4,941	—	16	—	2	2	2	—	16	4,979
Investments	8,448	228	34	45	—	—	—	13	170	8,938
Accounts receivable, net	—	1,169	19	34	53	98	5	46	—	1,424
Inventories, net	—	956	—	96	53	163	—	76	—	1,344
Property, plant and equipment, net	—	1,855	416	194	131	134	679	93	3	3,505
Goodwill and intangible assets, net	—	1,808	77	7	14	30	87	3	—	2,026
Other assets	81	319	58	21	31	42	15	33	42	642
Total assets	$13,477	$7,288	$770	$704	$350	$476	$1,004	$319	$748	$25,136
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$162	$1,875	$145	$110	$75	$85	$23	$36	$332	$2,843
Securities sold, not yet purchased, at fair value	4,476	—	—	—	—	—	—	—	—	4,476
Due to brokers	2,171	—	—	—	—	—	—	—	—	2,171
Post-employment benefit liability	—	1,272	—	9	56	3	—	—	—	1,340
Debt	—	2,798	49	275	216	4	75	—	3,056	6,473
Total liabilities	6,809	5,945	194	394	347	92	98	36	3,388	17,303

Equity attributable to Icahn Enterprises	3,282	967	402	172	(1)	384	906	283	(2,640)	3,755
Equity attributable to non-controlling interests	3,386	376	174	138	4	—	—	—	—	4,078
Total equity	6,668	1,343	576	310	3	384	906	283	(2,640)	7,833
Total liabilities and equity	$13,477	$7,288	$770	$704	$350	$476	$1,004	$319	$748	$25,136

	December 31, 2010
	Investment	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Eliminations	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$8	$1,105	$154	$319	$88	$17	$86	$32	$1,154	$—	$2,963
Cash held at consolidated affiliated partnerships and restricted cash	2,029	—	18	—	2	4	4	—	117	—	2,174
Investments	7,426	210	33	48	—	3	—	13	16	(279)	7,470
Accounts receivable, net	—	1,053	18	21	48	61	6	78	—	—	1,285
Inventories, net	—	847	—	50	55	87	—	124	—	—	1,163
Property, plant and equipment, net	—	1,802	421	181	109	115	700	124	3	—	3,455
Goodwill and intangible assets, net	—	1,915	79	7	17	8	97	5	—	—	2,128
Other assets	66	364	70	28	30	31	14	32	65	—	700
Total assets	$9,529	$7,296	$793	$654	$349	$326	$907	$408	$1,355	$(279)	$21,338
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$574	$1,887	$154	$64	$72	$58	$27	$58	$227	$—	$3,121
Securities sold, not yet purchased, at fair value	1,219	—	—	—	—	—	—	—	—	—	1,219
Due to brokers	1,323	—	—	—	—	—	—	—	—	—	1,323
Post-employment benefit liability	—	1,219	—	7	44	2	—	—	—	—	1,272
Debt	—	2,787	62	275	216	2	111	—	3,056	—	6,509
Total liabilities	3,116	5,893	216	346	332	62	138	58	3,283	—	13,444

Equity attributable to Icahn Enterprises	2,576	1,010	122	167	10	264	769	313	(1,948)	(100)	3,183
Equity attributable to non-controlling interests	3,837	393	455	141	7	—	—	37	20	(179)	4,711
Total equity	6,413	1,403	577	308	17	264	769	350	(1,928)	(279)	7,894
Total liabilities and equity	$9,529	$7,296	$793	$654	$349	$326	$907	$408	$1,355	$(279)	$21,338

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total capital expenditures and depreciation and amortization by reportable segment were as follows for the periods indicated:

	Capital Expenditures			Depreciation and Amortization(1)
	Year Ended December 31,			Year Ended December 31,
	2011	2010(2)	2009	2011	2010(2)	2009
	(in millions)
Automotive	$348	$251	$176	$314	$333	$327
Gaming	34	6	—	34	5	—
Railcar	36	6	15	23	23	22
Food Packaging	37	20	24	17	14	15
Metals	25	21	12	23	18	13
Real Estate	1	1	1	23	23	25
Home Fashion	—	2	2	11	11	10
Holding Company	—	115	—	2	—	—
	$481	$422	$230	$447	$427	$412

(1)
Depreciation and amortization includes amortization expense related to debt of $37 million, $36 million and $24 million for the years ended December 31, 2011, 2010 and 2009, respectively, which is included in interest expense in our consolidated statements of operations.

(2)	Gaming results are for the period November 15, 2010 through December 31, 2010.

The following table presents our segments' geographic net sales from external customers, other revenues from operations and property, plant and equipment, net for the periods indicated:

	Net Sales			Other Revenues From Operations			Property, Plant and Equipment, Net
	Year Ended December 31,			Year Ended December 31,			December 31,
	2011	2010	2009	2011	2010	2009	2011	2010
	(in millions)
United States	$4,453	$3,850	$3,325	$759	$221	$136	$1,997	$1,992
Germany	1,302	1,068	893	—	—	—	388	384
Other	3,373	2,986	2,542	11	6	3	1,120	1,079
	$9,128	$7,904	$6,760	$770	$227	$139	$3,505	$3,455

15.	Income Taxes.
The difference between the book basis and the tax basis of our net assets, not directly subject to income taxes, is as follows:

	Year Ended December 31,
	2011	2010
	(in millions)
Book basis of net assets	$3,755	$3,183
Book/tax basis difference	(1,553)	(1,017)
Tax basis of net assets	$2,202	$2,166

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our corporate subsidiaries recorded the following income tax (expense) benefit attributable to continuing operations for our taxable subsidiaries:

	Year Ended December 31,
	2011	2010	2009
Continuing Operations	(in millions)
Current:
Domestic	$(1)	$17	$(14)
International	(45)	(54)	(30)
Total current	(46)	(37)	(44)
Deferred:
Domestic	4	(15)	49
International	8	43	39
Total deferred	12	28	88
	$(34)	$(9)	$44

The tax effect of significant differences representing deferred tax assets (liabilities) (the difference between financial statement carrying value and the tax basis of assets and liabilities) is as follows:

	Year Ended December 31,
	2011	2010
	(in millions)
Deferred tax assets:
Property, plant and equipment	$180	$191
Net operating loss	873	866
Tax credits	120	118
Post-employment benefits, including pensions	412	366
Reorganization costs	78	115
Other	167	127
Total deferred tax assets	1,830	1,783
Less: Valuation allowance	(1,403)	(1,402)
Net deferred tax assets	$427	$381

Deferred tax liabilities:
Property, plant and equipment	$(115)	$(188)
Intangible assets	(263)	(266)
Investment in partnerships	(103)	—
Investment in U.S. subsidiaries	(366)	(367)
Other	(14)	(18)
Total deferred tax liabilities	(861)	(839)
	$(434)	$(458)

We recorded deferred tax assets and deferred tax liabilities of $122 million and $556 million as of December 31, 2011, respectively, and $143 million and $601 million as of December 31, 2010. Deferred tax assets and deferred tax liabilities are included in other assets and accrued expenses and other liabilities, respectively, in our consolidated balance sheets.
We analyze all positive and negative evidence to consider whether it is more likely than not that all of the deferred tax assets will be realized.  Projected future income, tax planning strategies and the expected reversal of deferred tax liabilities are

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

considered in making this assessment.  As of December 31, 2011 we had a valuation allowance of approximately $1.4 billion primarily related to tax loss and credit carryforwards, post-retirement benefits and other deferred tax assets.  The current and future provisions for income taxes may be significantly impacted by changes to valuation allowances.  These allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. For fiscal 2011, the valuation allowance on deferred tax assets increased $1 million. The increase is primarily attributable to a $47 million decrease recorded by Federal Mogul, a $5 million decrease in other business segments, and increases in the valuation allowance of $23 million and $30 million recorded by WPI and Viskase, respectively.  For fiscal 2010, the valuation allowance on deferred tax assets increased by $277 million. The increase is primarily attributable to a $240 million increase from our acquisition of a controlling interest in Tropicana, a $24 million increase in valuation allowance recorded by WPI and a $13 million increase in valuation allowances recorded by our other business segments.
A reconciliation of the effective tax rate on continuing operations as shown in the consolidated statements of operations to the federal statutory rate is as follows:

	Years Ended December 31,
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
Foreign Operations	0.8	3.0	3.1
Valuation allowance	(0.6)	(5.7)	(0.4)
Gain on settlement of liabilities subject to compromise	(1.4)	—	(0.2)
Income not subject to taxation	(31.4)	(30.0)	(38.8)
Other	(0.5)	(1.1)	(2.4)
	1.9%	1.2%	(3.7)%
Automotive
Federal-Mogul did not record taxes on its undistributed earnings from foreign subsidiaries of $677 million at December 31, 2010 since these earnings are considered to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, Federal-Mogul may be subject to U.S. income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.
As of December 31, 2011, Federal-Mogul had $953 million of cash and cash equivalents, of which $578 million was held by foreign subsidiaries. In accordance with FASB ASC 740-30-25-17 through 19, it asserts that these funds are indefinitely reinvested due to operational and investing needs of the foreign locations. Furthermore, Federal-Mogul will accrue any applicable taxes in the period when it no longer intends to indefinitely reinvest these funds. Federal-Mogul expects that the impact on cash taxes would be immaterial due to: the availability of net operation loss carryforwards and related valuation allowances; earnings considered previously taxed; and applicable tax treaties.
At December 31, 2011, Federal-Mogul had tax loss carryforwards totaling approximately $2 billion, including approximately $1.1 billion in the United States with expiration dates from fiscal 2012 through fiscal 2031; $383 million in the United Kingdom with no expiration date; and $559 million in other jurisdictions with various expiration dates.
Home Fashion, Food Packaging and Other

At December 31, 2011, WPI had $645 million of net operating loss carryforwards with expiration dates from years 2023 through 2030. WPI evaluated all positive and negative evidence associated with its deferred tax assets and concluded that a valuation allowance on all its deferred tax assets should be established.

At December 31, 2011, Atlantic Coast had a federal net operating loss carryforward of $9 million, which will begin expiring in the year 2025 and forward.

At December 31, 2011, Viskase had U.S. federal and state net operating loss carryforwards of $95 million which will begin expiring in the year 2025 and forward, and foreign net operating loss carryforwards of $1 million with an unlimited carryforward period. Viskase did not record taxes on its undistributed earnings from foreign subsidiaries of $24 million at

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 since these earnings are considered to be permanently reinvested. Viskase may be subject to U.S. income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

Tropicana has federal NOL carryforwards pursuant to the purchase of Adamar of New Jersey, Inc. (“Adamar”). Internal Revenue Code Section 382 (“Code 382”) places certain limitations on the annual amount of NOL carryforwards that can be utilized when a change of ownership occurs. Tropicana believes its purchase of Adamar was a change in ownership pursuant to Code 382. As a result of the annual limitation, the NOL carryforward amount available to be used in future periods is approximately $161 million and will begin to expire in the year 2027 and forward. As of December 31, 2011, Tropicana could not determine that it was more likely than not that it would utilize its NOL carryforwards before expiration and accordingly has established a full valuation allowance.
At December 31, 2011, American Entertainment Properties Corp. had a federal net operating loss carryforward of $72 million, which will begin expiring in the year 2029 and forward.
Accounting for Uncertainty in Income Taxes
A summary of the changes in the gross amounts of unrecognized tax benefits for the fiscal years ended December 31, 2010, 2009 and 2008 are as follows:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Balance at January 1	$407	$430	$467
Addition based on tax positions related to the current year	7	7	20
Increase for tax positions of prior years	27	7	13
Decrease for tax positions of prior years	(20)	(9)	(45)
Decrease for statute of limitation expiration	(9)	(21)	(26)
Settlements	(21)	—	—
Impact of currency translation and other	(3)	(7)	1
Balance at December 31	$388	$407	$430

At December 31, 2011, 2010 and 2009, we had unrecognized tax benefits of $388 million, $407 million and $430 million, respectively. Of these totals, $71 million, $81 million and $94 million represents the amount of unrecognized tax benefits that if recognized, would affect the annual effective tax rate in the respective periods. The total unrecognized tax benefits differ from the amount which would affect the effective tax rate primarily due to the impact of valuation allowances.
During the next 12 months, the company believes that it is reasonably possible that unrecognized tax benefits of Federal- Mogul may decrease by approximately $328 million due to audit settlements or statute expirations, of which approximately $43 million, if recognized, could impact the effective tax rate. We do not anticipate any significant changes to the amount of our unrecognized tax benefits in our other business segments during the next 12 months.
We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. We recorded $14 million, $18 million and $15 million as of December 31, 2011, 2010 and 2009, respectively, in liabilities for tax related net interest and penalties in our consolidated balance sheets. Income tax expense related to interest and penalties were $3 million, $3 million and $4 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. We or certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. We and our subsidiaries are no longer subject to U.S. federal tax examinations for years before 2008 or state and local examinations for years before 2007, with limited exceptions. We, or our subsidiaries, are currently under various income tax examinations in several states and foreign jurisdictions, but are no longer subject to income tax examinations in major foreign jurisdictions for years prior to 2004.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Accumulated Other Comprehensive Loss.
Accumulated other comprehensive loss consists of the following:

	December 31, 2011	December 31, 2010
	(in millions)
Post-employment benefits, net of tax	$(415)	$(283)
Hedge instruments, net of tax	(80)	(81)
Translation adjustments and other, net of tax	(360)	(233)
	$(855)	$(597)

17.	Other Income (Loss), Net.
Other income (loss), net consists of the following:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Gain on acquisition	$—	$16	$—
Loss on extinguishment of debt	—	(40)	(6)
Dividend expense related to securities sold, not yet purchased	(86)	(29)	(62)
Gain on disposition of assets	(4)	1	8
Equity earnings from non-consolidated affiliates	30	25	12
Foreign currency translation (loss) gain	(9)	(26)	3
Other	4	7	44
	$(65)	$(46)	$(1)
Debt Extinguishment
In connection with the debt extinguishment related to our 7.125% Senior Unsecured Notes due 2013 and our 8.125% Senior Unsecured Notes due 2012, we recorded a $40 million loss for the year ended December 31, 2010.

18.	Commitments and Contingencies.
Investment
Exit Facility
In connection with Tropicana's completion of the Restructuring Transactions (see Note 3, “Operating Units-Gaming”), Tropicana entered into the Exit Facility, as amended, which consists of a (i) $130 million Term Loan Facility issued at a discount of 7%, which was funded on March 8, 2010, the Effective Date and (ii) $20 million Revolving Facility. Each of the Investment Funds was a lender under the Exit Facility and, in the aggregate, held over 50% of the loans under the Term Loan Facility and was obligated to provide 100% of any amounts borrowed by Tropicana under the Revolving Facility. As described in Note 3, "Operating Units-Gaming," on June 30, 2011, the Investment Funds made a distribution-in-kind of their investment in the Exit Facility to us and as a result we are now the lenders under the Exit Facility. As of December 31, 2011 and 2010, Tropicana has not borrowed any amounts under the Revolving Facility.
Litigation
On October 28, 2010, Lions Gate filed a lawsuit in the United States District Court for the Southern District of New York against Carl Icahn, Brett Icahn, Icahn Enterprises L.P., Icahn Enterprises Holdings L.P., Icahn Enterprises G.P, certain of our Investment entities (collectively, the “Icahn Group”) and others alleging violations of the Exchange Act and state tort law in

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

connection with certain disclosures made during tender offers by the Icahn Group to acquire Lions Gate stock relating to the Icahn Group's acquisition of the debt of Metro-Goldwyn-Meyer, Inc., and alleging that the Icahn Group violated the tender offer Best Price Rule (promulgated under the rules and regulations of the SEC) by providing additional consideration to Mark Cuban in exchange for the tender of his Lions Gate shares that was not provided to other tendering shareholders.  The complaint sought injunctive relief compelling the Icahn Group to make corrective disclosures and to offer the same consideration it offered to Mark Cuban to Lions Gate's other shareholders, and money damages.  Lions Gate amended its complaint on December 3, 2010 to add certain supplemental factual allegations.  The Icahn Group moved to dismiss the amended complaint on December 17, 2010.  On March 23, 2011, the court granted the Icahn Group's motion in part and denied it in part, dismissing all of Lions Gate's claims except its Best Price Rule claim.  On September 15, 2011, all pending litigation with Lions Gate was dismissed with prejudice.
Dynegy Inc.
On November 4, 2011, Resources Capital Management Corp., Roseton OL, LLC, and Danskammer OL, LLC, filed an action in Supreme Court of New York, New York County, against Dynegy Inc. ("Dynegy"), various affiliates of Dynegy, certain members of the Board of Directors of Dynegy, and various other defendants, including Icahn Capital LP ("Icahn Capital"). The plaintiffs are seeking an unspecified amount of damages for alleged breaches of fiduciary obligation, as well as declaratory and other equitable relief regarding certain notes and related contracts. Icahn Capital is named as a defendant and is being sued for allegedly aiding and abetting Dynegy and its directors in the alleged breaches of fiduciary obligation, tortious interference, and unjust enrichment.
None of the defendants, including Icahn Capital, has filed any response to the Complaint, as the action is subject to the automatic stay pursuant to the bankruptcy of Dynegy Holdings, LLC, one of the defendants. The Court issued a formal stay order on February 29, 2012. In addition, the plaintiffs have informed the Court that the proposed Plan of Reorganization in the pending bankruptcy, if confirmed, will result in dismissal of all of the claims of the Complaint, including the claims against Icahn Capital. If the proposed plan of reorganization is not confirmed or does not result in dismissal of the claims, because of the early stage of the litigation, it is not possible to evaluate the outcome. However, Icahn Capital believes it has meritorious defenses to the claims asserted against it.
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
Total environmental liabilities, determined on an undiscounted basis, were $16 million and $19 million at December 31, 2011 and 2010, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At December 31, 2011, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $41 million.
Asset Retirement Obligations
Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $22 million and $25 million for December 31, 2011 and 2010, respectively, for ARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of these ARO amounts.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Railcar
Environmental Matters
ARI is subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI's actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI's operations that involve hazardous materials also raise potential risks of liability under common law. Management believes that there are no current environmental issues identified that would have a material adverse effect on ARI. Certain real property ARI acquired from ACF in 1994 has been involved in investigation and remediation activities to address contamination. Substantially all of the issues identified relate to the use of this property prior to its transfer to ARI by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. As of December 31, 2011, ARI does not believe it will incur material costs in connection with any investigation or remediation activities relating to these properties, but it cannot assure that this will be the case. If ACF fails to honor its obligations to ARI, ARI could be responsible for the cost of such remediation. ARI believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its operations or financial condition.
Other Matters
On December 16, 2010, a complaint was filed by Steve Garvin, Deloris Garvin, and Garvin Enterprise, Inc. against ARI’s subsidiaries Southwest Steel I, LLC, Southwest Steel II, LLC and Southwest Steel III, LLC, d/b/a Southwest Steel Casting Co., in the District Court of Harris County, Texas, 295th Judicial District. On July 25, 2011, the complaint was amended to include ARI as a party to the litigation. The plaintiffs alleged that ARI improperly used their former employees to source components from Chinese suppliers in contravention of contractual relationships among the parties and in a manner that compromised the plaintiffs’ relationships with the Chinese suppliers. The case was settled and a related charge was included in our financial results as of December 31, 2011.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

One of ARI's joint ventures entered into a credit agreement in December 2007. Effective August 5, 2009, ARI and the other initial joint venture partner acquired this loan from the lenders party thereto, with each party acquiring a 50% interest in the loan. The total commitment under the term loan is $60 million with an additional $10 million commitment under the revolving loan. ARI is responsible to fund 50% of the loan commitments. The balance outstanding on these loans, due to ARI, was $37 million of principal and accrued interest as of December 31, 2011. ARI's share of the remaining commitment on these loans was $4 million as of December 31, 2011.
Metals
Environmental Matters
PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  PSC Metals is in the process of negotiating a settlement with the Environmental Protection Agency ("EPA") that will resolve PSC Metals and its predecessors' liability associated with the Port Refinery superfund site in the Village of Rye Brook, NY. PSC Metals believes that it has adequately accrued for this settlement. With respect to all other matters in which PSC Metals has been designated as the PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of December 31, 2011 and 2010. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $30 million and $28 million as of December 31, 2011 and 2010, respectively. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.
PSC Metals recently received two notices of violation from the Missouri Department of Natural Resources ("MDNR") for hazardous waste and water violations related to its Festus, Missouri location. PSC Metals has responded to the notices of violation and is cooperating with MDNR's ongoing investigation of the site. PSC Metals believes that it has an adequate environmental liability accrual associated with the site, which is reflected in the remediation estimate discussed above.
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
The EPA, has alleged that PSC Metals' scrap processing facility located in Cleveland, Ohio has violated the requirements of Section 608 of the Clean Air Act, 42 USC Section 761, which requires scrap processors to either recover refrigerants from appliances in accordance with the procedures described in the applicable federal regulations or verify through certifications that refrigerants have previously been evacuated. PSC Metals has entered into a consent decree with the EPA that resolves all claims against it. The consent decree includes injunctive relief that will require it to offer refrigerant extraction services at 11 of its scrap processing facilities for the next four years.  PSC Metals estimates that the cost associated with the required injunctive relief will range from $0.8 million to $1.7 million, exclusive of a civil penalty of $199,000 assessed in connection with the consent decree which PSC Metals paid in fiscal 2011.
Home Fashion
Litigation
We were defendants in two lawsuits, one in the federal courts in New York and one in the Delaware state courts,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Environmental Matters
WPI is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes used in or resulting from its operations and potential remediation obligations. WPI's operations are also governed by U.S. federal, state, local and foreign laws, rules and regulations relating to employee safety and health which, among other things, establish exposure limitation for cotton dust, formaldehyde, asbestos and noise, and which regulate chemical, physical and ergonomic hazards in the workplace. WPI estimated its environmental accruals to be $1 million at both December 31, 2011 and 2010.
Other Matters
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 92.6% of our outstanding depositary units as of each of December 31, 2011 and 2010. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF, is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of December 31, 2011 and 2010. If the plans were voluntarily terminated, they would be underfunded by approximately $112 million and $103 million as of December 31, 2011 and 2010, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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
Leases
Future minimum lease payments under operating leases with initial terms of one or more years consist of the following at December 31, 2011:

Year	Amount
(in millions)
2012	$56
2013	50
2014	40
2015	30
2016	26
Thereafter	103
$305
Total capital leases obligations are $2 million as of December 31, 2011.

19.	Subsequent Events.
Rights Offering
On December 1, 2011, we announced our intention to launch a rights offering to raise proceeds of approximately $500 million. The purposes of the rights offering were to: (i) enhance our depositary unit holder equity; (ii) endeavor to improve our credit ratings, and (iii) raise equity capital to be used for potential investments and acquisitions.
Icahn Enterprises filed a registration statement on Form S-3 with the SEC that registered the rights and the new depositary units. The registration statement was declared effective on December 27, 2011.
Pursuant to the rights offering, Icahn Enterprises distributed transferable subscription rights pro rata to the holders of record of its depositary units as of the close of business on December 27, 2011, the record date. Icahn Enterprises' depositary unitholders received 0.15881 rights for each depositary unit held as of the record date. Each whole right entitled the holder to acquire one newly issued depositary unit of Icahn Enterprises at a subscription price of $36.7933. In addition, holders of rights were entitled to subscribe for additional depositary units that remained unsubscribed as a result of any unexercised subscription rights. Icahn Enterprises distributed the rights to the record date unitholders on January 3, 2012. The rights traded on the NASDAQ Global Select Market ("NASDAQ") under the ticker symbol "IEPRR" from January 3, 2012 until the close of NASDAQ on January 20, 2012, the expiration date of the rights offering. No fractional depositary units were issued in the rights offering. The number of depositary units issued upon exercise by all unitholders of its rights were rounded to the nearest

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

whole depositary unit to eliminate fractional depositary units. In connection with this rights offering, we distributed and aggregate 13,590,238 additional depositary units to unitholders that subscribed to the basic subscription rights and the over-subscription rights and we received proceeds of $500 million. Of these additional depositary units distributed pursuant to the rights offering, Mr. Icahn and his affiliates received 12,995,584 additional depositary units, bringing their total depositary units held to 92,233,846 units, or approximately 93.0% of our total outstanding depositary units.
Debt Offerings
On January 17, 2012 and February 6, 2012, the Issuers issued an additional aggregate $700 million principal amount of the 2018 Notes, pursuant to their respective purchase agreements, by and among the Issuers, Icahn Enterprises Holdings, as guarantor and Jefferies & Company, Inc., as initial purchaser. These notes constitute the same series of securities as the Initial Notes for purposes of the indenture governing the notes and vote together on all matters with such series. These notes have substantially identical terms as the Initial Notes. The gross proceeds from the sale of these notes were $716 million and will be used for general corporate purposes. Refer to Note 10, "Debt," for additional information regarding our 8% Senior Unsecured Notes Due 2018.
Treasury Units
Subsequent to December 31, 2011, we canceled all of our treasury depositary units, or 1,137,200 treasury depositary units.
Distribution
On February 28, 2012, the board of directors declared a quarterly distribution of $0.35 per depositary unit, comprised of a combination of $0.10 payable in cash and $0.25 payable in depositary units. The distribution will be paid on March 30, 2012 to depositary unitholders of record at the close of business on March 15, 2012. We calculated the depositary units to be distributed based on the 20 trading day volume weighted average price of our depositary units ending on February 27, 2012, resulting in .006269 of a unit being distributed per depositary unit.  To the extent that the aggregate units to be distributed to any holder would include a fraction of a unit, that fractional unit will be settled in cash.  The cut-off date for brokers or nominees to advise our transfer agent, Registrar and Transfer Company, of their full and fractional unit requirements is March 22, 2012.
Tender Offer
On February 23, 2012, IEP Energy LLC, a wholly owned subsidiary of Icahn Enterprises Holdings, commenced an offer to purchase all of the issued and outstanding shares of common stock of CVR Energy, Inc. (“CVR”) at a price of $30.00 per share, without interest and less any required withholding taxes, if any, plus one non-transferable contingent cash payment right for each share, which represents the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR is executed within nine months following the expiration date of the offer and such transaction closes. In addition, on February 16, 2012, affiliates of Mr. Icahn announced their intent to nominate a slate for all 9 directorships on CVR's board of directors at the upcoming 2012 annual meeting of CVR's stockholders.
ARI/ARL Management Agreement
On February 29, 2012, ARI entered into a Railcar Management Agreement (the Railcar Management Agreement) with ARL, pursuant to which ARI engaged ARL to market ARI's railcars for sale or lease, subject to the terms and conditions of the Railcar Management Agreement. The Railcar Management Agreement was effective as of January 1, 2011, will continue through December 31, 2015 and may be renewed upon written agreement by both parties.
The Railcar Management Agreement also provides that ARL will manage the ARI's leased railcars including arranging for services, such as repairs or maintenance, as deemed necessary. Subject to the terms and conditions of the agreement, ARL will receive, in respect of leased railcars, a fee consisting of a lease origination fee and a management fee based on the lease revenues, and, in respect of railcars sold by ARL, sales commissions. The Railcar Management Agreement was unanimously approved by ARI's and Icahn Enterprises' independent directors of audit committees on the basis that the terms of the Railcar Management Agreement were not materially less favorable than those that would have been obtained in a comparable transaction with an unaffiliated third party.
Thailand Manufacturing Facility Flood
In October 2011, a flood occurred at one of Federal-Mogul's manufacturing facility in Ayutthaya, Thailand. This facility was partially submerged in the flood waters for a period of approximately six weeks, resulting in extensive damage to the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

facility and the loss of substantially all of its related equipment and inventory. Operations at the facility are currently suspended.
In addition to other coverage, Federal-Mogul believes its insurance policies provide for replacement of damaged property, sales value of destroyed inventory, reimbursement for losses due to interruption of business operations and reimbursement of expenditures incurred to restore operations. In February 2012, Federal-Mogul received a $25 million cash advance from its insurance carrier.

20. Quarterly Financial Data (Unaudited).

	For the Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	(in millions, except per unit data)
Net sales	$2,251	$1,864	$2,357	$2,040	$2,280	$1,956	$2,240	$2,044
Gross margin on net sales	326	289	348	317	303	266	279	273
Total revenues	3,091	1,906	3,142	1,888	2,447	2,814	3,175	2,482
Net income (income)	596	(50)	584	(222)	(52)	765	636	250
Net (income) loss attributable to non-controlling interests	(356)	(15)	(295)	106	13	(467)	(376)	(168)
Net income (loss) attributable to Icahn Enterprises	240	(65)	289	(116)	(39)	298	260	82
Basic income (loss) per LP unit	$2.73	$(0.79)	$3.29	$(1.33)	$(0.44)	$3.44	$2.97	$0.93
Diluted income (loss) per LP unit	$2.65	$(0.79)	$3.19	$(1.33)	$(0.44)	$3.31	$2.87	$0.93

(1)	Net income (loss) per LP unit is computed separately for each quarter and therefore, the sum of such quarterly LP per unit amounts may differ from the total for the year.

(2)	We consolidated the results of Tropicana effective November 15, 2010.

(3)	We have adjusted our presentation for certain revenue line items in the third and fourth quarter of fiscal 2011 and have reclassified prior quarters to conform to our current presentation.

(4)
We issued a unit distribution in the second quarter of fiscal 2011 requiring us to restate earnings per unit for all prior periods. The restatements of earnings per unit for the three months ended March 31, 2011 and 2010 and for the three months ended December 31, 2010 have not been reflected in a previous filing with the SEC.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2011, our management, including our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and our subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
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
Our management has performed an assessment according to the guidelines established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2011, is effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Grant Thornton LLP, our independent registered public accounting firm, has audited and issued their report on Icahn Enterprises' internal control over financial reporting, which appears below.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Icahn Enterprises L.P.

We have audited Icahn Enterprises L.P. and Subsidiaries' (the “Partnership”) (a Delaware limited partnership) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit. We did not audit the internal control over financial reporting of Federal- Mogul Corporation, a subsidiary, whose consolidated financial statements reflect total assets and revenues of $7.0 billion and $6.9 billion, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011. Federal-Mogul Corporation's internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to Federal-Mogul Corporation's internal control over financial reporting in relation to the Partnership taken as a whole, is based solely on the report of the other auditors.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, based on our audit and the report of other auditors, Icahn Enterprises L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Icahn Enterprises L.P. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011 and our report thereon dated March 9, 2012, expressed an unqualified opinion.

/s/Grant Thornton LLP

New York, New York
March 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of
Federal-Mogul Corporation

We have audited Federal-Mogul Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Federal-Mogul Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control over Financial Reporting within Item 8 of Federal-Mogul Corporation's Annual Report on Form 10-K for the year ended December 31, 2011. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Federal-Mogul Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federal-Mogul Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Detroit, Michigan
February 28, 2012

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The names, offices held and ages of the directors and executive officers of Icahn Enterprises G.P., Inc., or Icahn Enterprises GP, as of March 9, 2012 are as follows:

Name	Age	Position
Carl C. Icahn	76	Chairman of the Board
William A. Leidesdorf	66	Director
James L. Nelson	62	Director
Jack G. Wasserman	75	Director
Daniel A. Ninivaggi	47	President and Principal Executive Officer
Dominick Ragone	49	Chief Financial Officer and Principal Accounting Officer
Vincent J. Intrieri	55	Senior Vice President, Director

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
Carl C. Icahn has served as Chairman of the Board of Icahn Enterprises GP since 1990. As discussed elsewhere in this Annual Report on Form 10-K, on August 8, 2007, we acquired the general partnership interests in the General Partners and Icahn Capital Management LP, or Icahn Capital Management, a wholly owned subsidiary of Icahn Enterprises. From August 8, 2007 until December 31, 2007, Mr. Icahn served as Chief Executive Officer of Icahn Capital Management and, commencing January 1, 2008, Mr. Icahn serves as Chief Executive Officer of Icahn Capital LP. Mr. Icahn also serves as Chief Executive Officer of the General Partners. The investment strategy of the General Partners is set and led by Mr. Icahn. See Part I, Item 1, “Business - Investment,” in this Annual Report on Form 10-K, for a further description of our Investment segment. Prior to the acquisition of the general partnership interests on August 8, 2007, Mr. Icahn managed these private investment funds through his entities, CCI Onshore Corp. and CCI Offshore Corp. In addition, from September 2004 to February 2005, Mr. Icahn served as the sole member of the predecessors of CCI Onshore Corp. and CCI Offshore Corp. (CCI Onshore LLC and CCI Offshore LLC, respectively). Mr. Icahn has served as a director of West Point International Inc., or WPI, our Home Fashion segment, from October 2005 through December 2011. Since 1984, Mr. Icahn has also served as Chairman of the Board and a director of Starfire Holding Corporation, or Starfire, a privately held holding company. Mr. Icahn was also Chairman of the Board and president of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, from 1968 to 2005. From 1994, Mr. Icahn has served as chairman of the board and as a director of American Railcar Industries, Inc., or ARI. On January 12, 2010, we acquired an approximate 54.3% controlling interest in ARI from affiliates of Mr. Icahn that currently constitutes our Railcar segment. From October 1998 through May 2004, Mr. Icahn was the president and a director of Stratosphere Corporation, the owner and operator of the Stratosphere Hotel and Casino in Las Vegas, which was sold as part of the sale of our membership interest in American Casino & Entertainment Properties LLC. From September 2000 to February 2007, Mr. Icahn served as the chairman of the board of GB Holdings, Inc., which owned an interest in Atlantic Coast Entertainment Holdings, Inc., or Atlantic Coast, the owner and operator of The Sands Hotel and Casino in Atlantic City until November 2006. Mr. Icahn has been chairman of the board and a director of XO Holdings, Inc., a telecommunications services provider, since February 2006, and of its predecessor from January 2003 to February 2006. From July 1993 to July 2010, Mr. Icahn served as a director of Cadus Corporation, a company engaged in the ownership and licensing of yeast-based drug discovery technologies. From May 2005 through January 2010, Mr. Icahn was a director of Blockbuster Inc., a provider of in-home movie rental and game entertainment. From September 2006 through November 21, 2008, Mr. Icahn was a director of ImClone Systems Incorporated, a biopharmaceutical company, or ImClone, and from October 2006 through November 21, 2008, he was the chairman of the board of ImClone. From August 2007 to September 2009, Mr. Icahn was a director of WCI Communities, Inc., or WCI, a homebuilding company and, from September 2007 through September 3, 2009, was the chairman of the board of WCI. In December 2007, Mr. Icahn became a director of Federal-Mogul Corporation, or Federal-Mogul, one of our majority-owned subsidiaries which constitutes our Automotive segment, and, since January 2008, has been the chairman of the board of Federal-Mogul. From April 2008 through January 21, 2010 Mr. Icahn was a director of Motricity, Inc., a company that provides mobile content services and solutions. From August 2008 to October 23, 2009, Mr. Icahn was a director of Yahoo! Inc., an Internet service provider. Since March 2010, Mr. Icahn has served as chairman of the board and a director of Tropicana Entertainment Inc., one of our majority-owned subsidiaries that constitutes our Gaming segment.

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
William A. Leidesdorf has served as a director of Icahn Enterprises GP since March 1991 and is a member of our audit committee. Since December 2003, Mr. Leidesdorf has served as a director and member of the audit committee of American Entertainment Properties Corp., a subsidiary of Icahn Enterprises. From May 2005 until November 15, 2007, Mr. Leidesdorf served as a director and member of the audit committee of Atlantic Coast Entertainment Holdings, Inc., a subsidiary of Icahn Enterprises. Mr. Leidesdorf was a director of Renco Steel Group, Inc. and was a director, during its bankruptcy, of its subsidiary, WCI Steel, Inc., a steel producer which filed for Chapter 11 bankruptcy protection in September 2003. From 1996 through 2002, Mr. Leidesdorf was a director of the Simpson Housing Limited Partnership, a privately held real estate investment trust. Since October 2008, Mr. Leidesdorf has been the owner and managing director of Renaissance Hamptons Mayfair, LLC, a company primarily engaged in acquiring multifamily residential properties. Previously, from June 1997 through October 2008, Mr. Leidesdorf was an owner and a managing director of Renaissance Housing, LLC, a company primarily engaged in the acquisition of multifamily housing properties, many of which were subject to various federal and state regulatory requirements. From April 1995 through December 1997, Mr. Leidesdorf acted as an independent real estate investment banker. Mr. Leidesdorf is also a principal in Bedrock Investment Management Group, LLC, a company engaged in the acquisition of troubled residential subdivisions.
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
Vincent J. Intrieri has served as a Director of Icahn Enterprises GP since July 2006.  Since September 2011, Mr. Intrieri has served as a Senior Vice President of Icahn Enterprises GP.   As discussed elsewhere in this Annual Report on Form 10-K, on August 8, 2007, we acquired the general partnership interests in the General Partners and Icahn Capital Management. From August 8, 2007 until December 31, 2007, Mr. Intrieri served as a Senior Managing Director of Icahn Capital Management L.P. and, since January 1, 2008, Mr. Intrieri has served as a Senior Managing Director of Icahn Capital. Since November 2004 and continuing after our acquisition of the partnership interests, Mr. Intrieri has been a Senior Managing Director of the General Partners. From November 2005 through March 2011 Mr. Intrieri was a director of WPI. Mr. Intrieri also serves on the board of directors of Federal-Mogul, which comprises our Automotive segment. Since December 2007, Mr. Intrieri has been chairman of the board and a director of PSC Metals, Inc., which comprises our Metals segment, and, from December 2006 through June 2011, he was a director of National Energy Group, Inc., or NEGI, one of our affiliates.  Since January 1, 2005, Mr. Intrieri has been Senior Managing Director of Icahn Associates Corp. and High River Limited Partnership, entities primarily engaged in the business of holding and investing in securities. From April 2005 through September 2008, Mr. Intrieri served as the President and Chief Executive Officer of Philip Services Corporation, an industrial services company. From August 2005 through June 2011, Mr. Intrieri served as a director of ARI. From March 2005 through December 2005, Mr. Intrieri was a Senior Vice President, Treasurer and Secretary of ARI. From April 2003 through June 2011, Mr. Intrieri was chairman of the board of directors of Viskase Companies, Inc., or Viskase. On January 12, 2010, we acquired an approximate 71.4% controlling interest in Viskase from affiliates of Mr. Icahn that currently constitutes our Food Packaging segment. From November 2006 to November 2008, Mr. Intrieri served on the board of directors of Lear Corporation, a global supplier of automotive seating and electrical power management systems and components. From August 2008 through September 2009, Mr. Intrieri was a director of WCI. Mr. Intrieri also serves on the board of directors of XO Holdings, Inc., a telecommunications company. From January 2011 through February 2012, Mr. Intrieri has been a director of Motorola Solutions, Inc., a provider of communication products and services. With respect to each company mentioned above, Mr. Icahn, directly or indirectly, either (i) controls such company or (ii) has an interest in such company through the ownership of securities. Mr. Intrieri is a certified public accountant.
Mr. Intrieri brings to his service as a senior vice president his significant experience and leadership role as director of various companies as discussed above, including certain of our subsidiaries. In particular, his experience as a director in Icahn Capital, WPI, PSC Metals, Inc., Philip Services Corporation, Federal-Mogul, ARI and Viskase enables him to understand the complex business and financial issues that we may face.
James L. Nelson has served as a director of Icahn Enterprises GP since June 2001 and is a member of our audit committee. Since December 2003, Mr. Nelson has served as a director and member of the audit committee of American Entertainment Properties Corp., one of our affiliates. From May 2005 until November 15, 2007, Mr. Nelson served as a director and member of the audit committee of Atlantic Coast Entertainment Holdings, Inc., one of our affiliates. From 1986 until 2009, Mr. Nelson was Chairman and Chief Executive Officer of Eaglescliff Corporation, a specialty investment banking, consulting and wealth management company. From March 1998 through 2003, Mr. Nelson was Chairman and Chief Executive Officer of Orbit Aviation, Inc., a company engaged in the acquisition and completion of Boeing Business Jets for private and corporate clients. From August 1995 until July 1999, Mr. Nelson was Chief Executive Officer and Co-Chairman of Orbitex Management, Inc., a financial services company in the mutual fund sector. From August 1995 until March 2001, he was on the Board of Orbitex Financial Services Group. From April 2003 through April 2010, Mr. Nelson served as a director and Chairman of the audit committee of Viskase. From January 2008 through June 2008, Mr. Nelson served as a director and member of the audit committee of Shuffle Master, Inc., a gaming manufacturing company. From March 2008 until March 2010, Mr. Nelson was a director and served on the audit committee of Pacific Energy Resources Ltd., an energy producer. Since April 2008, Mr. Nelson has served as a director and currently serves as Chairman of the audit committee of the board of directors of Cequel Communications, an owner and operator of a large cable television system. Since March 2010, Mr. Nelson has served as a director and member of the audit committee of Tropicana Entertainment Inc., one of our majority-owned subsidiaries which comprises our Gaming segment. Since April 2010, Mr. Nelson has served as a director and member of the audit committee of Take Two Interactive Software, Inc. a publisher, developer, and distributor of video games and video game peripherals, a company in which Mr. Icahn has an interest through the ownership of securities. Since June 2011, Mr. Nelson has served as a director and member of the compensation and strategic alternatives committees of Motricity Inc. and, since January 2012, Chairman of its Board of Directors.
Mr. Nelson brings to his service as a director his significant experience and leadership roles serving as Chief Executive Officer, Director and Chairman of the audit committee of various companies as discussed above, including certain of our subsidiaries.
Jack G. Wasserman has served as a director of Icahn Enterprises GP since December 1993 and is chairman of our audit committee. Since December 2003, Mr. Wasserman has served as a director and chairman of the audit committee of American Entertainment Properties Corp., one of our affiliates. From May 2005 until November 15, 2007, Mr. Wasserman has served as a director and chairman of the audit committee of Atlantic Coast Entertainment Holdings, Inc. Mr. Wasserman is an attorney and a member of the Bars of New York, Florida and the District of Columbia. From 1966 until 2001, he was a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm, and its predecessors. Since September 2001, Mr. Wasserman has been engaged in the practice of law as a sole practitioner. Since December 1998, Mr. Wasserman has been a director of NEGI, one of our affiliates. Mr. Wasserman is also a director of Cadus Corporation, a biotechnology company controlled by Mr. Icahn. Since March 2004, Mr. Wasserman has been a director of Wendy's, an owner and franchisor of the Wendy's restaurant system. Mr. Wasserman serves as chairman of the ERISA committee and as a member of the audit and compensation committees of Wendy's.
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
Daniel A. Ninivaggi has served as President of Icahn Enterprises L.P. and its general partner Icahn Enterprises G.P., Inc. since April 2010 and as the Principal Executive Officer of Icahn Enterprises G.P. Inc. and Icahn Enterprises L.P. since August 2010. Since January 2011, Mr. Ninivaggi has also served as Interim President (through February 2012) and Chief Executive Officer of Tropicana Entertainment Inc. and as a director of Tropicana Entertainment, Inc.  Since March 2010, Mr. Ninivaggi has served as a director of Federal-Mogul Corporation.   From December 2009 through May 2011, Mr. Ninivaggi served as a director of XO Holdings, Inc., a telecommunications company.  Since May 2010, Mr. Ninivaggi has served as a director of Viskase Companies, Inc.  From December 2011 through February 2012, Mr. Ninivaggi was a director of WPI. Since December 2010, Mr. Ninivaggi has served as a director of Motorola Mobility Holdings, Inc. With respect to each company mentioned above, Mr. Icahn, directly or indirectly, either (i) controls such company or (ii) has an interest in such company through the ownership of securities. From December 2009 through May 2011, Mr. Ninivaggi served as a director of CIT Group Inc., a bank holding company.  From July 2009 through March 2010, Mr. Ninivaggi served as Of Counsel to the international law firm of Winston & Strawn LLP. From 2003 until July 2009, Mr. Ninivaggi served in a variety of executive positions at Lear Corporation, a global supplier of automotive seating systems and electrical power management systems and components, including as General Counsel from 2003 through 2007, as Senior Vice President from 2004 until 2006, and most recently as Executive Vice President and Chief Administrative Officer from 2006 to July 2009.  Prior to June 2006, Mr. Ninivaggi was a Partner of Winston & Strawn LLP, specializing in mergers and acquisitions, and securities law.
Dominick Ragone has served as Chief Financial Officer of Icahn Enterprises GP since July 28, 2008. Prior to his appointment as Chief Financial Officer, from May 2007 to June 2008, Mr. Ragone was the Assistant Controller for Bear Stearns. Mr. Ragone also held positions as a Managing Director for Morgan Stanley from 2004 to 2007 and as a Partner of PricewaterhouseCoopers LLP from 1988 to 2004. During his tenure at PricewaterhouseCoopers LLP, Mr. Ragone served as a

Professional Accounting Fellow with the Securities and Exchange Commission's Office of the Chief Accountant from 1999 to 2001. Since June 2011, Mr. Ragone has served as a director of Viskase, a majority-owned subsidiary of ours.
Audit Committee
James L. Nelson, William A. Leidesdorf and Jack G. Wasserman serve on our audit committee. We believe that the audit committee members are “independent” within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules of the NASDAQ Stock Market, or NASDAQ. A copy of the audit committee charter is available on our website at www.ielp.com/corporate governance or may be obtained without charge by writing to Icahn Enterprises L.P., 767 Fifth Avenue, Suite 4700, New York, NY 10153, Attention: Investor Relations.
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
The functions of our audit committee include, but are not limited to: (1) the review of our financial and accounting policies and procedures, including oversight; (2) the selection of our independent auditor and the determination of the auditor's fees for audit services; (3) the pre-approval of any non-audit services and the fees to be paid to our independent auditor; (4) the obtaining, at least annually, of a report from our auditors of the adequacy of our internal controls over financial reporting; (5) the review of the results of all audits of our books and records performed by the auditors for, among other reasons, to determine the integrity of our financial statements; (6) discussing our policies with respect to risk assessment and risk management, and reporting such policies to the full board of directors; (7) the review of significant earnings press releases prior to release with respect to the types of information disclosed and the manner in which the information is disclosed; and (8) the review and approval of related party transactions and conflicts of interest in accordance with the terms of our partnership agreement. Our audit committee is empowered, in its discretion, to engage such advisors as it might deem necessary, including legal counsel and financial and accounting advisors.
Our board of directors has determined that we do not have an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K, serving on our audit committee. We believe that each member of the audit committee is financially literate and possesses sufficient experience, both professionally and by virtue of his service as a director and member of the audit committee of Icahn Enterprises GP, to be fully capable of discharging his duties as a member of our audit committee. However, none of the members of our audit committee has a professional background in accounting or preparing, auditing, analyzing or evaluating financial statements. If our audit committee determines that it requires additional financial expertise, it will either engage professional advisors or seek to recruit a member who would qualify as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.
Jack G. Wasserman has been chosen to preside and currently presides at executive sessions of our non-management directors.
Interested parties may directly communicate with the presiding director of the audit committee or with the non-management directors of the audit committee as a group by directing all inquiries to our ethics hotline at (877) 888-0002.
Audit Committee Report
The audit committee has confirmed that: (1) the audit committee reviewed and discussed our 2011 audited financial statements with management; (2) the audit committee has discussed with our independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU§380); (3) the audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1; and (4) based on the review and discussions referred to in clauses (1), (2) and (3) above, the audit committee recommended to the board of directors that our 2011 audited financial statements be included in this Annual Report on Form 10-K.
This report is provided by the following independent directors, who constitute the audit committee:
William A. Leidesdorf
James L. Nelson
Jack G. Wasserman

Code of Ethics
Icahn Enterprises GP's board of directors has adopted a Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available on our website at

www.ielp.com/corporate governance and may be obtained without charge by writing to Icahn Enterprises L.P., 767 Fifth Avenue, Suite 4700, New York, NY 10153, Attention: Investor Relations.
Corporate Governance Guidelines
Icahn Enterprises GP's board of directors has adopted Corporate Governance Guidelines for Icahn Enterprises and its subsidiaries. A copy of the Corporate Governance Guidelines is available on our website at www.ielp.com/corporate governance and may be obtained without charge by writing to Icahn Enterprises L.P., 767 Fifth Avenue, Suite 4700, New York, NY 10153, Attention: Investor Relations.
Pursuant to Rule 5615(a)(4)(J) of the NASDAQ corporate governance requirements, in the event that an executive officer of the Company, or a person performing an equivalent role, becomes aware of any noncompliance with NASDAQ's corporate governance requirements, he or she is required to provide prompt notice to NASDAQ of such noncompliance. As of the date of this Annual Report on Form 10-K, we believe that we are compliant with NASDAQ's corporate governance requirements.
Board Leadership Structure
Our leadership structure includes the positions of chairman of the board, or Chairman, and Principal Executive Officer. Mr. Icahn serves as our Chairman and Daniel A. Ninivaggi serves as our Principal Executive Officer.
The Chairman is responsible for organizing the board of directors and setting its agenda and priorities. The Chairman does not participate in the day-to-day business operations of our business segments, other than our Investment segment. The Principal Executive Officer is accountable directly to the board of directors, including the Chairman, and has day-to-day responsibility, in consultation with our Chairman, for general oversight of our business segments. Our business segments are operated through subsidiaries with their own management teams, including boards of directors, responsible for the day-to-day operations of those businesses. We believe that our leadership structure is appropriate for our holding company structure as it enhances our corporate governance and company oversight by separating responsibilities between the Principal Executive Officer and Chairman.
Board of Directors Role in Risk Oversight
In connection with its oversight responsibilities the Board, including the Audit Committee, periodically reviews the significant risks that we face. These risks include strategic, financial, operational and compliance risks. The Board administers its risk oversight responsibilities through its Principal Executive Officer and its Chief Financial Officer, who, together with our chief auditor and management representatives of each of our operating subsidiaries, review and assess the operations of the businesses as well as each respective management's identification, assessment and mitigation of the material risks affecting our operations.
Section 16(a) Beneficial Ownership Reporting Compliance
To the best of our knowledge, no director, executive officer or beneficial owner of more than 10% of Icahn Enterprises' depositary units failed to file on a timely basis reports required by §16(a) of the Exchange Act, during the fiscal year ended December 31, 2011, or fiscal 2011.

Item 11. Executive Compensation.
Compensation Discussion and Analysis
The following section provides an overview and analysis of our compensation programs, the compensation decisions we have made under those programs, and the factors we considered in making those decisions. Later in this section, under the heading “Additional Information Regarding Executive Compensation,” we provide a table containing specific information about the compensation earned by the following individuals in fiscal 2011, whom we refer to as our named executive officers:

•	Carl C. Icahn, Chairman of the Board(1)

•	Daniel A. Ninivaggi, President and Principal Executive Officer

•	Dominick Ragone, Chief Financial Officer and Principal Accounting Officer.

•	Vincent J. Intrieri, Senior Vice President(2)
(1) In addition, Mr. Icahn serves as Chief Executive Officer of our subsidiary, Icahn Capital and of the General Partners.
(2) In addition, Mr. Intrieri serves as Senior Managing Director of our subsidiary, Icahn Capital and of the General Partners.

The discussion below is intended to help you understand the detailed information provided in the table and put that information into context within our overall compensation program.
Overview of Compensation Program
Throughout this narrative discussion and in the accompanying table, we refer to our named executive officers. The key compensation package provided to our named executive officers consists of (i) base salary, (ii) incentive compensation and (iii) other benefits. The key compensation provided to our named executive officers for fiscal 2011 consisted of salary and, in the case of Messrs. Ninivaggi and Ragone, bonuses pursuant to employment agreements. In addition, for the fiscal year ended December 31, 2010, or fiscal 2010, Mr. Ninivaggi received certain options to purchase our depositary units pursuant to the Option Agreements (as defined herein). See “Employment Agreements- Ninivaggi Employment Agreement.” See “Additional Information Regarding Executive Compensation - Summary Compensation Table” for the compensation received by each of our named executive officers for fiscal 2011. Executive compensation levels and bonuses are established based upon the recommendation of our chairman, which are discussed with members of the board. The board of directors does not delegate the authority to establish executive officer compensation to any other person and has not retained any compensation consultants to determine or recommend the amount or form of executive and director compensation.
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
The primary components of our executive compensation are base salary and, except as otherwise indicated, annual bonus, payable in cash. On February 11, 2010, we entered into Option Agreements with Mr. Ninivaggi pursuant to which he received an option award (as discussed below). The purpose of Mr. Ninivaggi's option grant was to further align his interests with the interests of the unitholders. Except for the Option Agreements, we generally do not pay compensation in options, units or other equity-based awards. For further descriptions, see “Additional Information Regarding Executive Compensation - Employment Agreements.” Base salary is paid for ongoing performance throughout the year and is determined based on job function and each executive's contribution to our performance and achievement of our overall business objectives. Our annual bonuses are intended to reward particular achievement during the year, motivate future performance and attract and retain highly qualified key employees.
Determination of Appropriate Pay Levels
We compete with many other companies for experienced and talented executives. Market information in general regarding pay practices at peer companies (as provided in the public reports filed by such companies with the Securities and Exchange Commission) may be reviewed and considered in assessing the reasonableness of compensation and ensuring that compensation levels remain competitive in the marketplace. For a further description of the employment agreements with our executives, see “Additional Information Regarding Executive Compensation - Employment Agreements.”
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
Allocation of Compensation
There is no pre-established policy or target for the allocation of compensation, other than the employment agreements with our named executive officers and, in the case of Mr. Ninivaggi, the Option Agreements. The board of directors reviews the factors described above, as well as the overall compensation philosophy, to determine the appropriate level and mix of compensation. As we are a limited partnership and a controlled entity, under the NASDAQ listing rules, our status as a limited partnership exempts us from certain corporate governance rules, including the requirement to maintain a compensation committee. In fiscal 2011, the total compensation granted to named executive officers was in the form of cash compensation.
Compensation Components for Fiscal 2011
Base Salary
Base salaries for executive officers are determined based on job performance, job responsibilities and teamwork. In addition, we have also entered into employment contracts with Mr. Icahn (referred to as the Icahn Employment Agreement), Daniel A. Ninivaggi (referred to as the Ninivaggi Employment Agreement), Dominick Ragone (referred to as the Ragone Employment Agreement and, commencing January 1, 2011, the 2011 Ragone Employment Agreement) and, commencing October 1, 2011, Vincent J. Intrieri (referred to as the Intrieri Employment Agreement).
During fiscal 2011, pursuant to the Icahn Employment Agreement by and among us, Icahn Capital, Mr. Icahn and the other parties referred to therein, Mr. Icahn served as Chairman of the Board of Icahn Enterprises GP and as Chairman and Chief Executive Officer of Icahn Capital and Chief Executive Officer of the General Partners. Pursuant to the Icahn Employment Agreement, Mr. Icahn was entitled to receive an annual base salary of $900,000. For fiscal 2009 and fiscal 2010 Mr. Icahn voluntarily reduced his annual base salary to $400,000. Effective April 1, 2011, Mr. Icahn receives an annual base salary of $1.00 per annum pursuant to an agreement dated March 31, 2011.
Pursuant to the Ninivaggi Employment Agreement by and between us and Mr. Ninivaggi, Mr. Ninivaggi was entitled to a base salary at the per annum rate of $650,000 for fiscal 2011.
Pursuant to the Ragone Employment Agreement by and between Icahn Enterprises Holdings L.P., or Icahn Enterprises Holdings, and Mr. Ragone, dated January 1, 2011, Mr. Ragone was entitled to a base salary of $425,000 for fiscal 2011.
Pursuant to the Intrieri Employment Agreement by and between us, effective October 1, 2011, Mr. Intrieri was entitled to a base salary at the per annum rate of $6.5 million.
Generally, total compensation is used in determining the amount of contributions permitted under our 401(k) Plan.
See “Additional Information Regarding Executive Compensation - Summary Compensation Table” for detailed information on the compensation received by each of our named executive officers for fiscal 2011.
Bonus
Effective March 31, 2011, Mr. Icahn is not eligible to receive a discretionary annual bonus pursuant to the terms of his employment agreement. Pursuant to the Ninivaggi Employment Agreement, for fiscal 2011, Mr. Ninivaggi received a bonus of $650,000 and is entitled to receive a bonus for fiscal 2012 of not less than $450,000 and not more than $650,000. For fiscal 2011, Mr. Ragone received bonuses aggregating $868,925. For fiscal 2011, Mr. Intrieri received a bonus of $937,500. For a further description of the employment agreements, including salary and bonuses, see “Additional Information Regarding Executive Compensation - Employment Agreements.”
401(k) Plan and Other Benefits
For fiscal 2011, Messrs. Ninivaggi, Ragone and Intrieri were our only named executive officers participating in our qualified Icahn Enterprises Holdings 401(k) Plan, or the 401(k) Plan, and thus received matching contributions for fiscal 2011. The matching contributions for the respective named executive officer in fiscal 2011 are disclosed in our Summary Compensation Table under “All Other Compensation” and in the related footnote. Mr. Icahn was our only named executive who did not participate in the 401(k) Plan for fiscal 2011. All of our named executive officers are entitled to receive medical, dental and paid time-off benefits that are offered to all of our employees and are designed to enable us to attract and retain our workforce in a competitive environment. Our 401(k) Plan helps employees save and prepare financially for retirement. Health and paid time-off benefits help ensure that we have a productive and focused workforce.
Our qualified 401(k) Plan allows employees to contribute up to 50% of their eligible compensation, up to the limits imposed by the Code on a pre-tax basis. We currently match, within prescribed limits, 50% of eligible employees' contributions up to 6.25% of their eligible compensation. Participants choose to invest their account balances from an array of investment options as selected by plan fiduciaries from time to time. The 401(k) Plan provides distributions in a lump sum. Under certain circumstances, loans and withdrawals are permitted.
Perquisites
The total value of all perquisites and personal benefits (exclusive of 401(k) matching contributions) provided to each of our named executive officers for fiscal 2011, fiscal 2010 and fiscal 2009 was less than $10,000 per person, except for Mr. Icahn and Mr. Intrieri, for whom perquisites and other benefits are identified in the Summary Compensation Table under the “All Other Compensation” column and in related footnotes.
Compensation Committee Report
As stated above, pursuant to exemptions from the NASDAQ listing rules, the board of directors is not required to have, and does not have, a standing compensation committee. The board of directors has reviewed and discussed the Compensation Disclosure and Analysis required by Item 402(b) of Regulation S-K with management. Based on that review and discussion, the board of directors recommended that the Compensation Disclosure and Analysis be included in this Annual Report on Form

10-K.
This report is provided by the board of directors:
Carl C. Icahn
Vincent J. Intrieri
William A. Leidesdorf
James L. Nelson
Jack G. Wasserman

Compensation Committee Interlocks and Insider Participation
During fiscal 2011, our entire board of directors, including Mr. Icahn, participated in deliberations concerning executive compensation. During fiscal 2011, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our board of directors.
Additional Information Regarding Executive Compensation
The following table sets forth information in respect of the compensation earned for services to us and/or our subsidiaries by each of our named executive officers for fiscal 2011, fiscal 2010 and fiscal 2009, as applicable.
Summary Compensation Table

	Annual Compensation(1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Carl C. Icahn(2) Chairman of the Board	2011	107,692	—	—	189,671	(3)	297,363
	2010	400,000	—	—	140,066	(3)	540,066
	2009	400,000	—	—	254,119	(3)	654,119

Daniel A. Ninivaggi(4) President and Principal Executive Officer	2011	650,000	650,000	—	14,943	(3)(4)	1,314,943
	2010	425,000	550,000	2,136,332	304,010	(3)(4)	3,415,342

Dominick Ragone(5) Chief Financial Officer and Principal Accounting Officer	2011	425,000	868,925	—	7,812	(3)	1,301,737
	2010	300,000	495,925	—	7,859	(3)	803,784
	2009	300,000	1,345,925	—	7,859	(3)	1,653,784

Vincent J. Intrieri(6) Senior Vice President	2011	2,145,192	937,500		1,495,815	(3)(6)	4,578,507

(1)
Pursuant to applicable regulations, certain columns of the Summary Compensation Table have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by us, any of our subsidiaries or by Icahn Enterprises GP, which was subsequently reimbursed by us, required to be reported in those columns.

(2)
The salary indicated above represents compensation paid to Mr. Icahn in each of fiscal 2011, fiscal 2010 and fiscal 2009 for his services as Chief Executive Officer of our subsidiary, Icahn Capital, and of the General Partners pursuant to the Icahn Employment Agreement. For fiscal 2010 and fiscal 2009, Mr. Icahn voluntarily reduced his salary to $400,000. Effective April 1, 2011, Mr. Icahn receives a salary of $1.00 per annum pursuant to an agreement dated March 31, 2011. Thus, Mr. Icahn's salary of $400,000 per annum for fiscal 2011 was prorated for the period from January 1, 2011 through March 31, 2011. The salary reflected in 2011 for Mr. Icahn includes the pro-rated amount of $400,000 he received prior to

April 1, 2011. For each of fiscal 2011, fiscal 2010 and fiscal 2009, Mr. Icahn did not receive an annual incentive bonus. See “Employment Agreements - Icahn Employment Agreement” for a further discussion of the Icahn Employment Agreement. Mr. Icahn does not receive director fees from us.

(3)
Represents other compensation paid to the following named executive officers: (i) Carl C. Icahn, $15,364, $12,535 and $11,234 in medical and dental benefits for fiscal 2011, fiscal 2010 and fiscal 2009, respectively; $156 in life insurance premiums paid by us for fiscal 2011; $203 in life insurance premiums paid by us for each of fiscal 2010 and fiscal 2009 , and in his capacity as the Chairman of the Board of Directors of Federal-Mogul, $174,151, $127,328 and $242,682 representing the incremental cost of Mr. Icahn's personal use of Federal-Mogul's corporate aircraft for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Mr. Icahn received no fees or compensation from Federal-Mogul for fiscal 2011, fiscal 2010 or fiscal 2009 other than the use of the corporate aircraft as discussed above. The calculation of incremental cost for the personal use of Federal-Mogul's corporate aircraft includes the variable costs incurred as a result of personal flight activity, which are comprised of a portion of ongoing maintenance and repairs, aircraft fuel, airport fees, catering, and fees and travel expenses for the flight crew. The use of the aircraft for personal use by Mr. Icahn was approved by the Board of Directors and the Compensation Committee of Federal-Mogul; (ii) Daniel A Ninivaggi, $7,656 in matching contributions under our 401(k) Plan for fiscal 2011, $156 and $135 in life insurance premiums for fiscal 2011 and fiscal 2010, respectively; and $7,131 and $3,875 in medical and dental benefits paid by us for fiscal 2011 and fiscal 2010, respectively; (iii) Dominick Ragone, $7,656 in matching contributions under our 401(k) Plan for each of fiscal 2011, fiscal 2010 and 2009; $156 in life insurance premiums paid by us for fiscal 2011; $203 in life insurance premiums paid by us for each of fiscal 2010 and fiscal 2009; Vincent Intrieri, $10,836 in medical and dental benefits paid by us for fiscal 2011; $7,656 in matching contributions under our 401(k) Plan for fiscal 2011; $156 in life insurance premiums paid by us for fiscal 2011 Other than Messrs. Icahn or Intrieri, no other named executive officer received medical and dental benefits of $10,000 or greater. In each of fiscal 2011, fiscal 2010 and fiscal 2009, to the extent that a named executive officer participated in our 401(k) Plan, we made a matching contribution to his individual 401(k) Plan account in the amount of one-half (1/2) of the first six and one-quarter (6.25%) percent of gross salary (within prescribed limits) contributed by the employee. Mr. Icahn did not participate in the 401(k) plan during fiscal 2011, fiscal 2010 or fiscal 2009 and thus did not receive any matching contributions for those fiscal years.

(4)
Mr. Ninivaggi has served as President since April 5, 2010 and as Principal Executive Officer since August 4, 2010. For fiscal 2011, Mr. Ninivaggi received a bonus of $650,000 and is entitled to receive a bonus for fiscal 2012 of not less than $450,000 and not more than $650,000. For fiscal 2010, the salary indicated above reflects a pro rata share of his annual salary from April 5, 2010.

In addition, on February 11, 2010, we and Mr. Ninivaggi entered into a Class A Option Agreement and Class B Option Agreement (together, referred to as the Option Agreements). Pursuant to the terms of the Ninivaggi Employment Agreement and the Option Agreements, Mr. Ninivaggi was granted Class A options to purchase 100,999 of our depositary units with an exercise price of $45.15 per depositary unit and Class B options to purchase 100,999 of our depositary units with an exercise price of $55.05 per depositary unit. Each of the options will vest as to 33,667 options, on December 31, 2010; 33,666 options on December 31, 2011 and the balance of 33,666 options on December 31, 2012. (The number of depositary units issued and their related exercise prices, including units vested over specified periods, have been adjusted for a stock dividend that was declared on April 29, 2011. The stock dividend resulted in .009985 of a unit being distributed per depositary unit. The stock dividend did not impact the value of the options.) The options will expire on December 31, 2014, except as otherwise set forth in the Ninivaggi Employment Agreement or the Option Agreements. The amount reflected in the table represents the grant date fair value of the options computed in accordance with FASB ASC Topic 718. The fair value of the options on the grant date was estimated using the Black-Scholes option-pricing model. The assumptions used in the model include (i) risk-free interest rates (ranging from 1.43% to 1.91%) determined based upon U.S. treasury rates over the estimated expected option lives, (ii) expected volatility of 38.6% based on the average historical volatility of our depositary units over the estimated expected option lives, (iii) expected dividend yield of 2.2% based on our dividend history and (iv) expected option lives (ranging from 3 to 4 years) which are based on the mid-point between the vesting date and the expiration date of the options.
(5) Mr. Ragone has served as Chief Financial Officer and Principal Accounting Officer since July 28, 2008. For fiscal 2011, Mr. Ragone received a bonus of $868,925, representing a $675,000 bonus and an additional special bonus pursuant to the 2011 Ragone Employment Agreement in the amount of $193,925. For fiscal 2010, Mr. Ragone received bonuses aggregating $495,925, representing a $300,000 discretionary bonus and an additional special bonus pursuant to the 2011 Ragone Employment Agreement in the amount of $195,925. For fiscal 2009, Mr. Ragone received a bonus of $1,345,925, representing a $1,150,000 discretionary bonus and an additional special bonus pursuant to the Ragone Employment Agreement in the amount of $195,925.

(6) Mr. Intrieri has served as Senior Vice President since October 1, 2011. Pursuant to an employment agreement by and among us, Mr. Intrieri and the other parties referred to therein (referred to as the Intrieri Employment Agreement), during fiscal 2011, Mr. Intrieri served as a Senior Managing Director of Icahn Capital. In addition, effective October 1, 2011, Mr. Intrieri served as a Senior Vice President of Icahn Enterprises G.P. Thus, Mr. Intrieri's salary of $6.5 million per annum for fiscal 2011 in his capacity of Senior Vice President was prorated for the period from October 1, 2011 through December 31, 2011. The salary reflected in 2011 for Mr. Intrieri includes the pro-rated amount of $6.5 million he received after September 30, 2011. The “All Other Compensation” paid or allocated to Mr. Intrieri for fiscal 2011pursuant to the Intrieri Employment Agreement includes the following: (i) payments of $2,145,192 and $937,500, representing salary and bonus, respectively, in Mr. Intrieri's capacity as Senior Vice President of Icahn Enterprises G.P. and Senior Managing Director of Icahn Capital; (iii) an amount of $220,001 equal to 2.5% of special profits interest allocations for fiscal 2011; (iv) earnings on Mr. Intrieri's share of prior year incentive allocations and prior year special profits interest allocations that were reinvested in the amount of $1,000,370 for fiscal 2011; and (v) incentive awards of $256,796. See “Intrieri Employment Agreement” below for a further discussion of the Intrieri Employment Agreement.
Each of our executive officers may perform services for affiliates of Mr. Icahn for which we receive reimbursement. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”
There are no family relationships between or among any of our directors and/or executive officers.

Employment Agreements
Icahn Employment Agreement
Pursuant to the Icahn Employment Agreement, over a five-year term, Mr. Icahn will serve as the Chairman and Chief Executive Officer of Icahn Capital Management L.P., in addition to his current role as Chairman of Icahn Enterprises. Mr. Icahn also serves as the Chief Executive Officer of the General Partners. Pursuant to an agreement dated and effective as of March 31, 2011, Mr. Icahn's annual base salary was reduced to $1.00 per annum and Mr. Icahn shall not be eligible to receive any bonus under the Icahn Employment Agreement. Other than these amendments, all other terms and conditions of the Icahn Employment Agreement remain in effect. Prior to March 31, 2011, pursuant to the Icahn Employment Agreement, Mr. Icahn was entitled to an annual base salary of $900,000. For fiscal 2009, fiscal 2010 and for the period January 1, 2011 through March 31, 2011, Mr. Icahn voluntarily reduced his annual base salary to $400,000. Prior to April 1, 2011, pursuant to the Icahn Employment Agreement, Mr. Icahn was also entitled to an annual incentive bonus based on a bonus formula with two components. The first component was based on the annual return on assets under management by the Investment Funds. The second component of the annual bonus payable by us was tied to the growth in our annual net income (other than income or losses resulting from the operations of our Investment segment).
In the event that Mr. Icahn is terminated by us without “Cause” or he terminates his employment for “Good Reason” (which is limited to defined events relating to a material adverse change in his position and responsibilities, our material breach of the Icahn Employment Agreement or the relocation of his principal place of work) prior to the end of the term, he will be entitled to a lump sum payment equal to one year of base salary, If, within 12 months following the occurrence of a change in control of us, Mr. Icahn is terminated by us without “Cause” or he resigns for “Good Reason,” Mr. Icahn will be entitled to a payment equal to two times his base salary. If Mr. Icahn is terminated as a result of his death or disability, he (or his estate, if applicable) will receive a lump sum payment equal to the remaining base salary payable through December 31 of the year of termination. In the event of early termination for any reason, Mr. Icahn would also be entitled to his accrued and unpaid salary and accrued vacation pay. All such payments will be conditioned on Mr. Icahn (or his estate, if applicable) signing a general release in favor of us and our affiliates.
Ninivaggi Employment Agreement
On February 11, 2010,  we entered into the Ninivaggi Employment Agreement pursuant to which Mr. Ninivaggi was to serve as the President of Icahn Enterprises, Icahn Enterprises Holdings and Icahn Enterprises GP.  Pursuant to the terms of the Ninivaggi Employment Agreement, Mr. Ninivaggi would be (i) principally responsible for overseeing portfolio company operations, generally not including the entities involved with the Investment Funds managed and advised by subsidiaries of Icahn Enterprises Holdings and (ii) involved with acquisitions, dispositions and financings engaged in by Icahn Enterprises, Icahn Enterprises Holdings and subsidiaries. Mr. Ninivaggi also agreed to serve as Principal Executive Officer, if requested to do so.
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
In addition, on February 11, 2010, we and Mr. Ninivaggi entered into the Option Agreements.  Pursuant to terms of the Option Agreements and the Ninivaggi Employment Agreement, Mr. Ninivaggi was granted Class A options to purchase 100,999 of our depositary units with an exercise price of $45.10 per unit, and Class B options to purchase 100,999 of our depositary units with an exercise price of $55.05 per unit.  Each of the options will vest as to 33,667 options, on December 31, 2010; 33,666 options on December 31, 2011 and the balance of 33,666 options on December 31, 2012.  (The number of depositary units issued and their related exercise prices, including units vested over specified periods, have been adjusted for a stock dividend that was declared on April 29, 2011. The stock dividend resulted in .009985 of a unit being distributed per depositary unit. The stock dividend did not impact the value of the options.) The options will expire on December 31, 2014 except as otherwise set forth in the Ninivaggi Employment Agreement or the Option Agreements.
Ragone Employment Agreements
On December 31, 2010, Mr. Ragone entered into an employment agreement (the “2011 Ragone Employment Agreement”) with Icahn Enterprises Holdings, the term of which commenced on January 1, 2011. This agreement superseded and replaced the Ragone Employment Agreement as discussed below.
Mr. Ragone currently serves as Chief Financial Officer of Icahn Enterprises and Icahn Enterprises Holdings.
Pursuant to the 2011 Ragone Employment Agreement, Mr. Ragone was entitled to receive (i) a base salary of $425,000 for fiscal 2011 (the “Base Salary”), (ii) a bonus payment of $250,000 on June 30, 2011 and (iii) a bonus payment of $425,000 on December 31, 2011 unless the employment of Mr. Ragone had terminated prior to such date. Mr. Ragone was entitled to and did receive a special bonus from us in the amount of $193,925 on July 1, 2011 (the “Special Payment Date”), since he was actively employed on a full-time basis by us on the Special Payment Date.
Effective July 28, 2008, Dominick Ragone became Chief Financial Officer of Icahn Enterprises Holdings. Mr. Ragone serves as Chief Financial Officer of Icahn Enterprises Holdings and an officer, director, advisor or agent to Icahn Enterprises Holdings, Icahn Enterprises and/or Icahn Enterprises GP, the general partner of Icahn Enterprises Holdings and Icahn Enterprises, and each of their respective direct and/or indirect subsidiaries. Mr. Ragone commenced full-time employment with Icahn Enterprises Holdings under the Ragone Employment Agreement on July 28, 2008.
Pursuant to the Ragone Employment Agreement, for fiscal 2010 and fiscal 2009, Mr. Ragone was entitled to a base salary of $300,000 and a discretionary bonus. For fiscal 2009, Mr. Ragone received a bonus of $1,345,925, representing a $1,150,000 discretionary bonus and an additional special bonus pursuant to the Ragone Employment Agreement in the amount of $195,925. The special bonus amount was calculated in accordance with the terms of Mr. Ragone's employment agreement, which was $1,200,000 less a transition bonus of $612,225 received by Mr. Ragone from his former employer. The balance of $587,775 was paid to Mr. Ragone in three equal installments on the first business day in July 2009, July 2010 and July 2011.
Intrieri Employment Agreement
Vincent J. Intrieri entered into an agreement dated as of September 26, 2011 with Icahn Enterprises Holdings, commencing on October 1, 2011. This agreement supersedes and replaces the employment agreement entered into between Icahn Management LP, certain affiliates of Mr. Icahn and Mr. Intrieri dated December 31, 2004. (See below for a discussion regarding Mr. Intrieri's prior employment agreements.)
The term of the Intrieri Employment Agreement runs from October 1, 2011 until December 31, 2013 unless sooner terminated (referred to as the Term). Pursuant to the Intrieri Employment Agreement, Mr. Intrieri serves as Senior Vice President of Icahn Enterprises G.P. Mr. Intrieri has also agreed to work for any or all of the Icahn Related Entities. In addition to the compensation described below, Mr. Intrieri is entitled to 27 paid vacation annually and participates in all benefit programs and plans for which he is eligible which are made available to all senior executive employees of Icahn Related Entities.
Mr. Intrieri is entitled to receive cash compensation during the Term equal to $6.5 million per annum, which amount is earned and payable every two weeks. In the event of a Renewal Acceptance in response to a Renewal Request (as such terms are defined below), Mr. Intrieri's cash compensation will increase to $7.5 million per annum for the extended period.

From June 30, 2013 through September 30, 2013 (such period, the "Request Period") we may request (such request, the "Renewal Request") that Mr. Intrieri agree to extend the term of his employment under the Intrieri Employment Agreement for a period of three years (from January 1, 2014 through December 31, 2016 (the "Extended Period")). The Renewal Request, if any, must: (i) be in writing and signed by Employer (as defined in the agreement); (ii) be delivered to Mr. Intrieri by hand or at the address of Mr. Intrieri reflected on the books and records of Employer; and (iii) state that, "in accordance with the agreement between Vincent Intrieri and Icahn Enterprises Holdings LP dated as of October 1, 2011 (and in accordance with the provisions thereof, defined terms having the meanings set forth therein) if Mr. Intrieri accepts the Renewal Request in accordance with the terms of Section 4 of the Intrieri Employment Agreement by delivering the Renewal Acceptance during the Reply Period then: (i) the cash compensation (as contemplated in Section 6 of the Intrieri Employment Agreement) will automatically increase during the Extended Period to $7.5 million per annum; (ii) Mr. Intrieri's employment will be extended to include the period from January 1, 2014 through December 31, 2016 (or ending earlier in the event of an Early Cessation (as defined in the agreement)); and (iii) the Intrieri Employment Agreement shall otherwise remain in full force and effect in accordance with its terms."
If we fail to give the Renewal Request as provided for in Section 4 of the Intrieri Employment Agreement during the Request Period, then the term of employment of Mr. Intrieri will end on December 31, 2013 (or earlier in the event of an Early Cessation). Mr. Intrieri will have a period of 30 calendar days from the date of receipt of the Renewal Request (such 30-day period, the "Reply Period") to either: (i) agree to such Renewal Request by delivering his acceptance thereof to us in writing during the Reply Period (such acceptance, the "Renewal Acceptance"); or (ii) reject such Renewal Request. If Mr. Intrieri provides the Renewal Acceptance, as provided above, during the Reply Period, then the Intrieri Employment Agreement will constitute a legal and binding agreement of Icahn Enterprises Holdings and Mr. Intrieri on the terms set forth in the Intrieri Agreement with the term of employment continuing through the end of the Extended Period (or ending earlier in the event of an Early Cessation) but at a salary of $7.5 million per annum commencing on January 1, 2014.
If Employee has received the Renewal Request during the Request Period in accordance with this Section 4 of the Intrieri Employment Agreement, but does not provide the Renewal Acceptance as provided in this Section 4 of the Intrieri Employment Agreement during the Reply Period, then the term of Mr. Intrieri's employment will end on December 31, 2013 (or earlier in the event of an Early Cessation) and the non-compete period will continue through the period contemplated in Section 9 of this Intrieri Employment Agreement.
Icahn Enterprises Holdings or any of the Icahn Related Entities may terminate the Term and the employment of Mr. Intrieri under the Intrieri Employment Agreement on behalf of and in respect of all persons employing Mr. Intrieri, at any time, with cause, or in their sole and absolute discretion without cause. In the event that Mr. Intrieri's employment is terminated for cause (as defined therein), without cause (or by death or disability or his action such as by resignation or retirement) then Mr. Intrieri or Mr. Intrieri's estate, as applicable, will be paid the entire amount of the cash compensation earned through the date of termination but not yet paid.
Mr. Intrieri is a party to agreements with Carl C. Icahn and his affiliates (all such agreements, collectively, the "Prior Agreement") including , but not limited to the following: An employment agreement dated as of December 31, 2004, which was subsequently amended by agreement dated February 1, 2007 and April 19, 2007, an Amendment in Relation to Management Fee Participation dated August 8, 2007, an Amendment to Agreement dated December 31, 2004 which is dated January 1, 2008, an Amendment in Relation to Section 409A of The Internal Revenue Code dated December, 2008, and various agreements of partnership and limited partnerships (all of the foregoing together with all other employment, partnership, limited liability company and other agreements or arrangements relating to the employment, compensation and other service relationship of Mr. Intrieri with any of the Related Persons (other than any confidentiality agreement or indemnity agreement).
Pursuant to the Prior Agreement, Mr. Intrieri was, among other things, entitled to receive a participation in incentive allocations, special profit interests and management fees as contemplated therein.
Effective on October 1, 2011: (x) Mr. Intrieri shall be entitled to a bonus payment of between $750,000 and $937,500 as determined by Carl Icahn, which shall be paid not later than October 10, 2011 and (y) Mr. Intrieri shall cease to have any right to participate in incentive allocations, special profits interest allocations or management fees, or to receive or accrue any other payments, consideration or rights (except as discussed in the following paragraph), under or with respect to the Prior Agreement for periods from and after September 30, 2011. Except as set forth in the Section 11 of the Intrieri Employment Agreement, the Prior Agreement is hereby terminated and shall have no further force or effect.
Under the Prior Agreement Mr. Intrieri has earned a capital account in partnerships relating to the Investment Funds aggregating approximately $2.2 million as of December 31, 2011 (the aggregate balance of such capital accounts from time to time, being referred to herein as the "Capital Account Balance"). Mr. Intrieri shall continue to be entitled to such capital account and any earnings thereon in accordance with the terms of the Prior Agreement (but not any incentive allocations, special profit interests or management fees or other payments, consideration or rights). At any time Employer may pay to Mr. Intrieri an amount equal to the then applicable Capital Account Balance. At any time, on prior written notice given at least 15 days prior to the next calendar month end following such notice, Mr. Intrieri may request to withdraw all or a portion of the Capital Account Balance. Payments in respect of any such withdrawal will be made as promptly as practicable following a calendar month end. Upon payment to Mr. Intrieri of his Capital Account Balance, so that the Capital Account Balance has been reduced to zero, any and all rights, powers and privileges of Mr. Intrieri under the Prior Agreement is and shall be deemed to be, terminated in all respects and shall be null and void and of no further force or effect; it being understood and agreed, for the avoidance of doubt, that upon such payment all rights and interests of the Mr. Intrieri thereunder will be and be deemed to be terminated and the rights and interests of Mr. Intrieri in all partnership, limited liability company or other entity contemplated in the Prior Agreement or relating thereto, will be and be deemed to be extinguished in all respects (and he shall cease to be a partner, member, interest holder or participant therein in any respect), all without any other act or deed by Mr. Intrieri or any Related Person.

Stock Award, Option and Non-Equity Incentive Plans

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the current holdings of option awards for our depositary units by one of our named executive officers. Each option award is shown separately for such named executive officer. For additional information about the option awards, see “Compensation Discussion and Analysis."

	Option Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Daniel A. Ninivaggi	67,333	33,666	$45.15	12/31/2014
Daniel A. Ninivaggi	67,333	33,666	$55.05	12/31/2014

(1)	Pursuant to applicable regulations, certain columns of the Outstanding Equity Awards at Fiscal Year-End have been omitted, since they are not applicable.

(2)
Amounts have been adjusted for a stock dividend that was declared on April 29, 2011. The stock dividend resulted in .009985 of a unit being distributed per depositary unit. The stock dividend did not impact the value of the options.

We do not have any other stock award, option or non-equity incentive plans. There were no exercises of options or other similar awards during fiscal 2011.
Potential Payments Upon Termination or Change in Control
The following tables summarize the value of the termination payments and benefits that Messrs. Icahn, Ninivaggi, Ragone and Intrieri would receive if they had terminated employment on December 31, 2011 (the last day of fiscal 2011) under the circumstances shown, pursuant to the Icahn Employment Agreement, the Ninivaggi Employment Agreement, the 2011 Ragone Employment Agreement and the Intrieri Employment Agreement, respectively. For a further description of the employment agreements, see “Employment Agreements.” The tables exclude (i) amounts accrued through December 31, 2011 that would be paid in the normal course of continued employment, such as accrued but unpaid salary and paid time off ("PTO") for fiscal 2011 and reimbursed business expenses and (ii) any vested account balances, as applicable, under our 401(k) Plan that are generally available to all of our employees. The tables include bonuses accrued but not yet paid for fiscal 2011.
We have not entered into any other employment agreements, severance agreements or any other type of termination or change in control agreements with any of our named executive officers, except for the employment agreements referenced above.

Carl C. Icahn

Benefit	Death or Disability ($)		Termination by Company Without Cause or by Executive with Good Reason ($)		Termination by Company with Cause or by Executive Without Good Reason (Including Retirement) ($)		Termination Without Cause or for Good Reason Within 12 Months Following Change in Control ($)
Cash Severance	—	(1)	1	(2)	—	(3)	2	(4)
Bonus	—		—		—		—
Health & Welfare Benefits	—	(5)	—	(5)	—	(5)	—	(5)
Total	—		1		—		2

(1)
Excluding accrued, but unpaid, base salary and PTO, executive (or his estate, if applicable) would be entitled to receive a lump sum payment equal to any unpaid bonus relating to prior years. Effective April 1, 2011, Mr. Icahn was not eligible to receive a bonus.

(2)
Excluding accrued, but unpaid, base salary and PTO, executive would be entitled to receive a lump sum payment equal to one year of base salary. Effective April 1, 2011, Mr. Icahn's base salary was reduced to $1.00 per annum.

(3)
Excluding accrued, but unpaid, base salary and PTO, executive would be entitled to receive a lump sum payment equal to one-half of any unpaid bonus relating to prior years. Effective April 1, 2011, Mr. Icahn was not eligible to receive a bonus.

(4)
Excluding accrued, but unpaid, base salary and PTO, executive would be entitled to receive a lump sum payment equal to two times his base salary. Effective April 1, 2011, Mr. Icahn's base salary was reduced to $1.00 per annun and he was not eligible to receive a bonus.

(5)
Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under the Consolidated Omnibus Budget Reconciliation act of 1985, as amended, or COBRA, at the executive's expense.

Daniel A. Ninivaggi

Benefit	Retirement or Resignation ($)		Death or Disability ($)		Termination by Company Without Cause ($)		Termination by Company with Cause ($)		Termination Following Change in Control ($)
Cash Severance	—	(1)	—	(1)	2,200,000	(2)	—	(1)	—	(3)
Bonus	650,000		650,000		650,000		650,000		—	(3)
Health & Welfare Benefits	—	(4)	—	(4)	—	(4)	—	(4)	—	(4)
Total	650,000		650,000		2,850,000		650,000		—
(1) Executive would not be entitled to receive any payments, excluding accrued, but unpaid, base salary and PTO.

(2)	Executive would be entitled to the remaining base salary and the minimum applicable bonuses that would have been due through the expiration date of the Ninivaggi Employment Agreement.
(3) Executive would not be entitled to any specific payments upon a change in control, other than such payments that executive would otherwise be entitled to if termination upon a change in control was by reason of a termination by the company without cause or by Executive for Good Reason.

(4)	Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under COBRA, at the executive's expense.

Dominick Ragone

Benefit	Retirement or Resignation ($)		Death or Disability ($)		Termination by Company Without Cause ($)		Termination by Company with Cause ($)		Termination Following Change in Control ($)
Cash Severance	—	(1)	—	(1)	—	(1)	—	(1)	—	(3)
Bonus	425,000	(2)	425,000	(2)	425,000	(2)	—		—	(3)
Health & Welfare Benefits	—	(4)	—	(4)	—	(4)	—	(4)	—	(4)
Total	425,000		425,000		425,000		—		—

(1)	Executive would not be entitled to receive any payments, excluding accrued, but unpaid, base salary and PTO.

(2)	Assumes that Mr. Ragone's employment terminated on the close of business day on December 31, 2011.

(3)
Executive is not entitled to any specific payments upon a change in control, other than such payments that executive would otherwise be entitled to if termination upon a change in control was by reason of a termination by the Company without Cause.

(4)	Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under COBRA, at the executive's expense.
Vincent J. Intrieri

Benefit	Retirement or Resignation ($)		Death or Disability ($)		Termination by Company Without Cause ($)		Termination by Company with Cause ($)		Termination Following Change in Control ($)
Cash Severance	—	(1)	—	(1)	—	(1)	—	(1)	—	(1)
Health & Welfare Benefits	—	(2)	—	(2)	—	(2)	—	(2)	—	(2)
Total	—		—		—		—		—
(1) Executive would not be entitled to receive any payments, excluding accrued, but unpaid, base salary and PTO.

(2)	Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under COBRA, at the executive's expense.
Director Compensation
The following table provides compensation information for our directors in fiscal 2011, except for Messrs. Icahn and Intrieri. Compensation received by Messrs. Icahn and Intrieri is included in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
William A. Leidesdorf	125,000	—	125,000
James L. Nelson	125,000	—	125,000
Jack G. Wasserman	140,000	—	140,000
Each director will hold office until his successor is elected and qualified. For fiscal 2011, Messrs. Wasserman, Leidesdorf and Nelson each received $125,000 in fees for services on board of directors. Mr. Wasserman received an additional $15,000 for services as chairman of the audit committee.
Directors receive only cash compensation, if applicable, and currently are not granted any options, units or other equity-based awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters.
As of December 31, 2011, affiliates of Mr. Icahn, including High Coast Limited Partnership, a Delaware limited partnership, owned 79,238,262 of our depositary units, or approximately 92.6% of our outstanding depositary units. In accordance with the listing rules of NASDAQ, our status as a limited partnership affords us an exemption from certain corporate governance requirements which includes an exemption from us requiring to have compensation and nominating committees consisting entirely of independent directors. Icahn Enterprises GP's board of directors presently consists of three independent directors and the audit committee consists entirely of independent directors.
The affirmative vote of unitholders holding more than 75% of the total number of all depositary units then outstanding, including depositary units held by Icahn Enterprises GP and its affiliates, is required to remove Icahn Enterprises GP. Thus, since Mr. Icahn, through affiliates, holds approximately 92.6% of our depositary units outstanding, Icahn Enterprises GP will not be able to be removed pursuant to the terms of our partnership agreement without Mr. Icahn's consent. Moreover, under the partnership agreement, the affirmative vote of Icahn Enterprises GP and unitholders owning more than 50% of the total number of all outstanding depositary units then held by unitholders, including affiliates of Mr. Icahn, is required to approve, among other things, selling or otherwise disposing of all or substantially all of our assets in a single sale or in a related series of multiple sales, our dissolution or electing to continue Icahn Enterprises in certain instances, electing a successor general partner, making certain amendments to the partnership agreement or causing us, in our capacity as sole limited partner of Icahn Enterprises Holdings, to consent to certain proposals submitted for the approval of the limited partners of Icahn Enterprises Holdings. Accordingly, as affiliates of Mr. Icahn hold in excess of 50% of the depositary units outstanding, Mr. Icahn, through affiliates, will have effective control over such approval rights.
The following table provides information, as of March 9, 2012, as to the beneficial ownership of the depositary units for each director of Icahn Enterprises GP and all directors and executive officers of Icahn Enterprises GP, as a group. Except for Messrs. Icahn and Ninivaggi, none of our named executive officers or directors beneficially owns any of our depositary units.

Name of Beneficial Owner	Beneficial Ownership of Depositary Units		Percent of Class
Carl C. Icahn	92,233,846	(1)	93.0%
Daniel A. Ninivaggi	134,666	(2)	*
All directors and executive officers as a group (seven persons)	92,368,512		93.0%

(1)
Carl C. Icahn, through affiliates, is the beneficial owner of the 92,233,846 depositary units set forth above as of March 9, 2012. The foregoing is exclusive of a 1.99% ownership interest which Icahn Enterprises GP holds by virtue of its 1% general partner interest in each of us and Icahn Enterprises Holdings.

(2)
Represents depositary units that Daniel A. Ninivaggi has the right to acquire upon the exercise of Class A options (67,333 depositary units) and Class B options (67,333 depositary units) within 60 days of March 9, 2012. (Units have been adjusted for a stock dividend that was declared on April 29, 2011. The stock dividend resulted in .009985 of a unit being distributed per depositary unit. The stock dividend did not impact the value of the options.)

* less than 1%

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
During fiscal 2011, we paid four quarterly cash distributions to holders of our depositary units aggregating $0.55 per depositary unit. Icahn Enterprises GP, as general partner, received its proportionate share of each distribution.
The payment of future distributions will be determined by Icahn Enterprises GP's board. In fiscal 2011, Icahn Enterprises GP was allocated approximately $15 million of our net earnings as a result of its combined 1.99% general partner interests in us and Icahn Enterprises Holdings.
Pursuant to registration rights agreements, Mr. Icahn and Mr. Ninivaggi have certain registration rights with regard to the depositary units beneficially owned by them.
Investments in the Investments Funds
We may, on occasion, invest in securities in which entities affiliated with Mr. Icahn are also investing. Additionally, Mr. Icahn and his affiliated entities may also invest in securities in which Icahn Enterprises and its consolidated subsidiaries invest. Mr. Icahn and his affiliates (other than Icahn Enterprises and its affiliates), make investments in the Investment Funds. As of December 31, 2011, the total of Mr. Icahn and affiliates' interests in the Investment Funds was $3.2 billion.
Other Related Party Transactions
On April 1, 2010, Icahn Capital entered into a Co-Manager Agreement (the "Agreement") with Brett Icahn, the son of Carl C. Icahn.  As described elsewhere in this Annual Report on Form 10-K, Icahn Capital owns general partnership interests in the General Partners, acting as general partners of the Onshore Fund and the Offshore Master Funds managed and controlled by Carl C. Icahn.  Pursuant to the Agreement, Brett Icahn serves as a “Portfolio Manager of the Sargon Portfolio”, functioning as a Co-Manager of a designated portfolio of assets of funds that are funded by the Existing Funds, as described therein. Subject to the terms of the Agreement, as of the earlier of Brett Icahn's termination of employment for any reason, or March 31, 2013, if Brett Icahn continues to be employed on such date, he will be entitled to a one-time lump sum payment equal to 5.1% of the profit (as defined in the Agreement) generated by the portfolio over certain thresholds minus the cost of employee medical and other benefits paid by us on Brett Icahn's behalf (the "Final Payment"). The term of the Agreement continues through March 31, 2013 unless terminated earlier pursuant to the terms of the Agreement.  Other than the Final Payment, Brett Icahn is not entitled to receive from us any other compensation (including any salary or bonus) in respect of services provided pursuant to the Agreement. For fiscal 2011, amounts due to Brett Icahn under this agreement increased by $5.2 million and the balance due to him would have been $10.2 million if he had been 100% vested as of December 31, 2011.
Prior to August 8, 2007, Icahn Management, an affiliate of ours, elected to defer most of the management fees from the Investment Funds and such amounts remain invested in the Offshore Funds. As further discussed in Note 5, "Investments and Related Matters-Investment segment-Investment in Variable Interest," because we are no longer considered the primary beneficiary of Icahn Fund Ltd. as of March 31, 2011, we deconsolidated the results and financial position of Icahn Fund Ltd. as of such date. As a result of deconsolidating Icahn Fund Ltd., our consolidated financial statements will no longer contain this deferred management fee payable effective March 31, 2011.
In fiscal 2011, Icahn Capital paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Carl C. Icahn (collectively, “Icahn Affiliates”), including administrative and investment services. Under a separate expense-sharing agreement, we have charged Icahn Affiliates $1 million for such services in fiscal 2011.
In addition, effective January 1, 2008, certain expenses borne by Icahn Capital are reimbursed by Icahn Affiliates, as appropriate, when such expenses are incurred. The expenses include investment-specific expenses for investments acquired by both the Investment Funds and Icahn Affiliates that are allocated based on the amounts invested by each party, as well as investment management-related expenses that are allocated based on estimated usage agreed upon by Icahn Capital and Icahn Affiliates.  For fiscal 2011, these reimbursement amounts were $2 million.
Effective April 1, 2011, based on a new expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds, when such expenses are incurred. Such expenses relate to the operation, administration and investment activities of Icahn Capital for the benefit of the Investment Funds (including salaries, benefits and rent) and shall be allocated pro rata in accordance with each investor's capital accounts in the Investment Funds. For the year ended December 31, 2011, $21 million was allocated to the Investment Funds based on this expense-sharing arrangement.
The Holding Company provided certain professional services to an Icahn Affiliate for which it charged approximately $3 million for fiscal 2011.
In fiscal 2011, we paid Icahn Associates Corp., an affiliate of ours, approximately $2 million for the non-exclusive use of office space.
In fiscal 2011, we paid approximately $1 million to XO Holdings, Inc., an affiliate of ours, for telecommunication services.
In fiscal 2011, ARI had certain agreements with American Railcar Leasing LLC, or ARL, a company controlled by Mr. Icahn. Pursuant to such agreements, revenues recorded by ARI for fiscal 2011 were $1 million for railcars sold to and $25 million for fleet services provided to ARL.
As of December 31, 2011, ARI had accounts receivable of $4 million due from ARL.
On February 29, 2012, ARI entered into a Railcar Management Agreement (the Railcar Management Agreement) with ARL, pursuant to which ARI engaged ARL to market ARI's railcars for sale or lease , subject to the terms and conditions of the Railcar Management Agreement. The Railcar Management Agreement was effective as of January 1, 2011, will continue through December 31, 2015 and may be renewed upon written agreement by both parties.
The Railcar Management Agreement also provides that ARL will manage the ARI's leased railcars including arranging for services, such as repairs or maintenance, as deemed necessary. Subject to the terms and conditions of the agreement, ARL will receive, in respect of leased railcars, a fee consisting of a lease origination fee and a management fee based on the lease revenues, and, in respect of railcars sold by ARL, sales commissions. The Railcar Management Agreement was unanimously approved by ARI's and Icahn Enterprises' independent directors of audit committees on the basis that the terms of the Railcar Management Agreement were not materially less favorable than those that would have been obtained in a comparable transaction with an unaffiliated third party.
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

No fees were paid under these provisions during fiscal 2011.
Director Independence
The board of directors of Icahn Enterprises GP has determined that we are a “controlled company” for the purposes of the NASDAQ's listing rules and therefore are not required to have a majority of independent directors or to have compensation and nominating committees consisting entirely of independent directors. Nevertheless, we believe that Messrs Leidesdorf, Nelson and Wasserman are “independent” as defined in the currently applicable listing rules of NASDAQ. Messrs. Leidesdorf, Nelson and Wasserman serve as members of our audit committee. A majority of the members of Icahn Enterprises GP's board of directors are independent and the audit committee consists entirely of these independent directors.

Item 14. Principal Accountant Fees and Services.
We incurred $4,409,000 and $4,709,000 in audit fees and expenses from Grant Thornton LLP for fiscal 2011 and fiscal 2010, respectively. We include in the category of audit fees services such services related to audit of annual consolidated financial statements and internal controls, review of quarterly financial statements, review of reports filed with the SEC and other services, including services related to consents and registration statements filed with the SEC.
We incurred $344,000 in audit-related fees and expenses from Grant Thornton LLP for fiscal 2011 relating primarily to services provided in connection with offering memorandums, potential acquisitions and employee benefit plans. Similarly, we incurred $230,000 of audit-related fees in fiscal 2010.
In accordance with Icahn Enterprises' Amended and Restated Audit Committee Charter adopted on March 12, 2004, the audit committee is required to approve in advance any and all audit services and permitted non-audit services provided to Icahn Enterprises and its consolidated subsidiaries by its independent auditors (subject to the de minimis exception of Section 10A (i) (1) (B) of the '34 Act), all as required by applicable law or listing standards. All of the fees in fiscal 2011 and fiscal 2010 were pre-approved by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements:
The following financial statements of Icahn Enterprises L.P., and subsidiaries, are included in Part II, Item 8 of this report:

(a)(2) Financial Statement Schedules:

Page Number
Schedule I - Condensed Financial Information of Parent	192

All other financial statement schedules have been omitted because the required financial information is not applicable, immaterial or the information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits:
The list of exhibits required by Item 601 of Regulation S-K and filed as part of this Annual Report on Form 10-K is set forth in the Exhibit Index.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED BALANCE SHEETS

	December 31,
	2011	2010
	(In millions, except unit amounts)
ASSETS
Investments in subsidiaries, net	$6,940	$6,367
Deferred financing costs	10	12
Total Assets	$6,950	$6,379

LIABILITIES AND EQUITY
Accrued interest expense	$95	$96
Debt	3,100	3,100
	3,195	3,196

Commitments and contingencies (Note 3)

Equity:
Limited partners:
Depositary units: issued 86,708,914 at December 31, 2011 and 85,865,619 at December 31, 2010; outstanding 85,571,714 at December 31, 2011 (including 843,295 units issued as a unit distribution on May 31, 2011) and 84,728,419 at December 31, 2010	4,038	3,477
General partner	(271)	(282)
Treasury units, at cost	(12)	(12)
Total equity	3,755	3,183
Total Liabilities and Equity	$6,950	$6,379

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Interest expense	$(224)	$(192)	$(136)
Other expense	—	(40)	(1)
Equity in earnings of subsidiaries	974	431	390
Net income	$750	$199	$253
Net income allocable to:
Limited partners	$735	$195	$229
General partner	15	4	24
	$750	$199	$253

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Cash flows from operating activities:
Net income	$750	$199	$253
Adjustments to reconcile net income to net cash used in operating activities:
Preferred LP unit interest expense	—	2	6
Amortization of deferred financing costs	2	2	2
Amortization of debt discount	—	1	2
Equity in earnings of subsidiary	(974)	(431)	(390)
Net cash used in operating activities	(222)	(227)	(127)
Cash flows from investing activities:
Net investment in and advances from subsidiary	270	(871)	203
Net cash provided by (used in) investing activities	270	(871)	203
Cash flows from financing activities:
Partnership distributions	(48)	(84)	(76)
General partner contribution	—	3	—
Proceeds from borrowings	—	2,499	—
Repayments of borrowings	—	(1,320)	—
Net cash provided by (used in) financing activities	(48)	1,098	(76)
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—

See notes to condensed financial statements.

ICAHN ENTERPRISES L.P. (Parent Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation
Icahn Enterprises, L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (''Icahn Enterprises Holdings''). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (''Icahn Enterprises GP''), our sole general partner, which is owned and controlled by Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings.  As of December 31, 2011, Icahn Enterprises Holdings is engaged in the following continuing operating businesses: Investment, Automotive, Gaming, Railcar, Food Packaging, Metals, Real Estate and Home Fashion.
The condensed financial statements of Icahn Enterprises should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.
2. Debt
See Note 10, “Debt,” to the consolidated financial statements located in Part II, Item 8 of this Annual Report on Form 10-K. Parent company debt is reported gross in the condensed financial statements whereas it appears in our Annual Report on Form 10-K for fiscal 2011 net of $44 million as of December 31, 2011 and 2010, of principal amount purchased in fiscal 2008 that is held by an Icahn Enterprises subsidiary.
Debt consists of the following (in millions):

	December 31,
	2011	2010
	(in millions)
Senior unsecured variable rate convertible notes due 2013	$600	$600
Senior unsecured 8% notes due 2018	1,450	1,450
Senior unsecured 7.75% notes due 2016	1,050	1,050
Total debt	$3,100	$3,100
3. Commitments and Contingencies
See Note 18, “Commitments and Contingencies,” to the consolidated financial statements located in Part II, Item 8 of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Icahn Enterprises L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Daniel A. Ninivaggi
Daniel A. Ninivaggi, President and Principal Executive Officer
Date: March 9, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Daniel A. Ninivaggi	President and Principal Executive Officer	March 9, 2012
Daniel A. Ninivaggi

/s/Dominick Ragone	Chief Financial Officer	March 9, 2012
Dominick Ragone

/s/Jack G. Wasserman	Director	March 9, 2012
Jack G. Wasserman

/s/William A. Leidesdorf	Director	March 9, 2012
William A. Leidesdorf

/s/James L. Nelson	Director	March 9, 2012
James L. Nelson

/s/Vincent J. Intrieri	Senior Vice President and Director	March 9, 2012
Vincent J. Intrieri

Chairman of the Board
Carl C. Icahn

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of December 15, 2010, by and among Dynegy, Inc., IEH Merger Sub LLC and IEP Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on December 17, 2010.

3.1
Certificate of Limited Partnership of Icahn Enterprises L.P., f/k/a American Real Estate Partners, L.P. (“Icahn Enterprises”) dated February 17, 1987, as thereafter amended from time to time (incorporated by reference to Exhibit 3.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on September 20, 2007).

3.2
Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated May 12, 1987 (incorporated by reference to Exhibit 3.2 to Icahn Enterprises' Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).

3.3
Amendment No. 6 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated December 17, 2007 (incorporated by reference to Exhibit 99.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on December 21, 2007).

3.4
Amendment No. 5 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated September 17, 2007 (incorporated by reference to Exhibit 99.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on December 21, 2007).

3.5
Amendment No. 4 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated June 29, 2005 (incorporated by reference to Exhibit 3.1 to Icahn Enterprises' Form 10-Q for the quarter ended March 31, 2005 (SEC File No. 1-9516), filed on June 30, 2005).

3.6
Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated May 9, 2002 (incorporated by reference to Exhibit 3.8 to Icahn Enterprises' Form 10-K for the year ended December 31, 2002 (SEC File No. 1-9516), filed on March 31, 2003).

3.7
Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated August 16, 1996 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K SEC File No. 1-9516), filed on August 16, 1996).

3.8
Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated February 22, 1995 (incorporated by reference to Exhibit 3.3 to Icahn Enterprises' Form 10-K for the year ended December 31, 1994 (SEC File No. 1-9516), filed on March 31, 1995).

3.9
Certificate of Limited Partnership of Icahn Enterprises Holdings L.P., f/k/a American Real Estate Holdings Limited Partnership (“Icahn Enterprises Holdings”), dated February 17, 1987, as amended pursuant to the First Amendment thereto, dated March 10, 1987 (incorporated by reference to Exhibit 3.5 to Icahn Enterprises' Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004, as further amended pursuant to the Certificate of Amendment thereto, dated September 17, 2007 (incorporated by reference to Exhibit 3.9 to Icahn Enterprises' Form 10-K for the year ended December 31, 2007 (SEC File No. 1-9516), filed on March 17, 2008).

3.10
Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated as of July 1, 1987 (incorporated by reference to Exhibit 3.5 to Icahn Enterprises' Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).

3.11
Amendment No. 4 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated September 17, 2007 (incorporated by reference to Exhibit 3.11 to Icahn Enterprises' Form 10-K for the year ended December 31, 2007 (SEC File No. 1-9516), filed on March 17, 2008).

3.12
Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated June 29, 2005 (incorporated by reference to Exhibit 3.2 to Icahn Enterprises' Form 10-Q for the quarter ended March 31, 2005 (SEC File No. 1-9516), filed on June 30, 2005).

3.13
Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated June 14, 2002 (incorporated by reference to Exhibit 3.9 to Icahn Enterprises' Form 10-K for the year ended December 31, 2002 (SEC File No. 1-9516), filed on March 31, 2003).

3.14
Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated August 16, 1996 (incorporated by reference to Exhibit 10.2 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on August 16, 1996).

4.1
Depositary Agreement among Icahn Enterprises, Icahn Enterprises G.P. Inc., f/k/a American Property Investors, Inc. (“Icahn Enterprises GP”) and Registrar and Transfer Company, dated as of July 1, 1987 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises' Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).

4.2
Amendment No. 1 to the Depositary Agreement dated as of February 22, 1995 (incorporated by reference to Exhibit 4.2 to Icahn Enterprises' Form 10-K for the year ended December 31, 1994 (SEC File No. 1-9516), filed on March 31, 1995).

4.3	Form of Transfer Application (incorporated by reference to Exhibit 4.4 to Icahn Enterprises' Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).
4.4	Specimen Depositary Receipt (incorporated by reference to Exhibit 4.3 to Icahn Enterprises' Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).
4.5	Specimen Certificate representing preferred units (incorporated by reference to Exhibit 4.9 to Icahn Enterprises' Form S-3 (SEC File No. 33-54767), filed on February 22, 1995).
4.6
Registration Rights Agreement between Icahn Enterprises and High Coast Limited Partnership (f/k/a X LP) (incorporated by reference to Exhibit 10.2 to Icahn Enterprises' Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).

4.7
Registration Rights Agreement, dated June 30, 2005 between Icahn Enterprises and Highcrest Investors Corp., Amos Corp., Cyprus, LLC and Gascon Partners (incorporated by reference to Exhibit 10.6 to Icahn Enterprises' Form 10-Q (SEC File No. 1-9516), filed on August 9, 2005), as amended by Amendment No. 1 thereto, dated as of August 8, 2007 (incorporated by reference to Exhibit 10.5 to Icahn Enterprises' Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).

4.8
Indenture, dated as of January 15, 2010, among Icahn Enterprises, Icahn Enterprises Finance Corp., (“Icahn Enterprises Finance”), Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust Company, as Trustee relating to the 7¾% Senior Notes Due 2016 and the 8% Senior Notes Due 2018 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 15, 2010).

4.9
Form of Indenture, dated April 5, 2007, by and among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 10.43 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on April 5, 2007).

10.1	Amended and Restated Agency Agreement (incorporated by reference to Exhibit 10.12 to Icahn Enterprises' Form 10-K for the year ended December 31, 1994 (SEC File No. 1-9516), filed on March 31, 1995).
10.2
Registration Rights Agreement, dated January 15, 2010, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 15, 2010).

10.3
Contribution and Exchange Agreement, dated January 12, 2010, among Icahn Enterprises, Beckton Corp., Barberry Corp., Modal LLC and Caboose Holding, LLC (incorporated by reference to Exhibit 10.2 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 15, 2010).

10.4
Contribution and Exchange Agreement, dated January 12, 2010, among Icahn Enterprises, Beckton Corp., Barberry Corp., Koala Holding Limited Partnership, High River Limited Partnership and Meadow Walk Limited Partnership (incorporated by reference to Exhibit 10.3 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 15, 2010).

10.5
Equity Commitment Agreement, dated June 23, 2005, by and among WS Textile Co., Inc., Textile Holding, Icahn Enterprises Holdings and Aretex LLC (incorporated by reference to Exhibit 10.2 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on July 1, 2005).

10.6
Rights Offering Sponsor Agreement, dated June 23, 2005, by and between WS Textile Co., Inc. and Icahn Enterprises Holdings (incorporated by reference to Exhibit 10.3 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on July 1, 2005).

10.7
Undertaking, dated November 20, 1998, by Starfire Holding Corporation, for the benefit of Icahn Enterprises and its subsidiaries (incorporated by reference to Exhibit 10.42 to Icahn Enterprises' Form 10-K for the year ended December 31, 2005 (SEC File No. 1-9516), filed on March 16, 2006).

10.8
Loan and Security Agreement, dated as of June 16, 2006, among WestPoint Home, Inc., as the Borrower, the Lenders from time to time party thereto, and Bank of America, N.A., as the Administrative Agent (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9156), filed on June 22, 2006).

10.90
Exclusivity Agreement and Letter of Intent, dated September 7, 2006, by and among Icahn Enterprises, Icahn Enterprises Holdings and Riata Energy, Inc. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on September 8, 2006).

10.10
Subscription and Standby Commitment Agreement, dated as of December 7, 2006, by and among WestPoint International, Inc. and Icahn Enterprises Holdings (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on December 8, 2006).

10.11
Securities Purchase Agreement, dated April 4, 2007, by and among Icahn Enterprises and the Initial Buyers (incorporated by reference to Exhibit 10.41 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on April 5, 2007).

10.12
Registration Rights Agreement, dated April 4, 2007, by and among Icahn Enterprises and the Initial Buyers (incorporated by reference to Exhibit 10.42 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on April 5, 2007).

10.13	Form of Variable Rate Senior Convertible Notes due 2013 (incorporated by reference to Exhibit 10.44 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on April 17, 2007).

10.14
Membership Interest Purchase Agreement, dated April 22, 2007, by and between W2007/ACEP Holdings, LLC and American Entertainment Properties Corp. (incorporated by reference to Exhibit 10.45 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on April 24, 2007), as amended by the Second Amendment thereto, dated February 8, 2008 (incorporated by reference to Exhibit 10.46 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on February 11, 2008).

10.15
Contribution and Exchange Agreement by and among Icahn Enterprises, CCI Offshore Corp., CCI Onshore Corp., Icahn Management LP and Carl C. Icahn (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).

10.16
Employment Agreement by and among Icahn Enterprises, Icahn Capital Management LP and Carl C. Icahn (incorporated by reference to Exhibit 10.2 to Icahn Enterprises' Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).

10.17
Non-Competition Agreement by and between Icahn Enterprises and Carl C. Icahn (incorporated by reference to Exhibit 10.3 to Icahn Enterprises' Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).

10.18
Covered Affiliate and Shared Expenses Agreement by and among Icahn Enterprises, Icahn Partners LP, Icahn Fund Ltd., Icahn Fund II Ltd., Icahn Fund III Ltd., Icahn Partners Master Fund L.P., Icahn Partners Master Fund II L.P., Icahn Partners Master Fund III L.P., Icahn Cayman Partners, L.P. and Icahn Partners Master Fund II Feeder LP (incorporated by reference to Exhibit 10.4 to Icahn Enterprises' Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).

10.19
Stock Purchase Agreement, dated as of November 5, 2007, by and among Cloud Holding LLC, Icahn Enterprises Holdings, Arnos Corp, Philip Services Corporation and PSC Metals Inc. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 1-9516), filed on November 9, 2007).

10.20	Carl C. Icahn Amendment Agreement (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.21	Amended Vincent J. Intrieri Employment Agreement (incorporated by reference to Exhibit 10.12 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.22	February 1, 2007 Vincent J. Intrieri Amendment (incorporated by reference to Exhibit 10.13 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.23	April 19, 2007 Vincent J. Intrieri Amendment (incorporated by reference to Exhibit 10.14 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.24	First August 8, 2007 Vincent J. Intrieri Amendment (incorporated by reference to Exhibit 10.15 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.25	Second August 8, 2007 Vincent J. Intrieri Amendment (incorporated by reference to Exhibit 10.16 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.26	Vincent J. Intrieri Amendment Agreement (incorporated by reference to Exhibit 10.17 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.27
Stock Purchase Agreement by and among Icahn Enterprises Holdings, IEH FM Holdings LLC , Barberry Corp. and Thornwood Associates Limited Partnership, dated July 3, 2008 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on July 3, 2008).

10.28
Employment Agreement of Dominick Ragone, dated as of May 1, 2008 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on July 29, 2008). Employment Agreement of Dominick Ragone, dated December 31, 2010 (effective January 1, 2011), superseding and replacing the employment agreement entered into by the parties thereto dated May 1, 2008 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 3, 2011).

10.29
Tender and Support Agreement, dated as of October 6, 2008, by and among Icahn Enterprises Holdings L.P. and Eli Lilly and Company (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on October 9, 2008).

10.30
Contribution and Exchange Agreement by and among Icahn Enterprises, Barberry Corp. and Thornwood Associates Limited Partnership, dated December 2, 2008 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on December 3, 2008).

10.31	Employment Agreement of Daniel A. Ninivaggi, dated as of February 11, 2010 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on February 18, 2010).
10.32	Class A Option Agreement of Daniel A. Ninivaggi (incorporated by reference to Exhibit 10.2 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on February 18, 2010).
10.33	Class B Option Agreement of Daniel A. Ninivaggi (incorporated by reference to Exhibit 10.3 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on February 18, 2010).

10.34
Support Agreement, dated as of December 15, 2010, by and among Dynegy Inc., High River Limited Partnership, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on December 7, 2010).

10.35
Loan and Security Agreement, dated as of June 15, 2011, among WestPoint Home, Inc., as the Borrower, the Lenders from time to time party thereto, and Bank of America, N.A., as the Administrative Agent (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on August 9, 2011).

10.36
Agreement dated as of March 31, 2011 among Icahn Enterprises L.P., Icahn Enterprises Holdings L.P. and Icahn Enterprises G.P. Inc., Icahn Onshore LP, Icahn Offshore LP and Icahn Capital LP, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Carl C. Icahn, Brett Icahn, Samuel Merksamer, David Schechter, Vincent Intrieri and David Yim (incorporated by reference to Exhibit 10.2 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on August 9, 2011).

10.37	Vincent J. Intrieri employment agreement dated as of October 1, 2011 (incorporated by reference to Exhibit 99 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on September 30, 2011).
10.38
Registration Rights Agreement, dated January 17, 2012, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies & Company, Inc., as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 17, 2012).

10.39
Registration Rights Agreement, dated February 6, 2012, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies & Company, Inc., as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on February 6, 2012).

12.1	Ratio of earnings to fixed charges.
14.1
Code of Business Conduct and Ethics (incorporated by reference to Exhibit 99.2 to Icahn Enterprises' Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 1-9516), filed on November 9, 2004).

18.1
Preferability letter received from Grant Thornton LLP, dated November 7, 2007 (incorporated by reference to Exhibit 18.1 to Icahn Enterprises' Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 1-9516), filed on November 9, 2007).

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
Exhibit 101(1)
The following financial information from Icahn Enterprises' Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statement of Changes in Equity and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (v) the Notes to the Consolidated Financial Statements.

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