Form 10-Q
period 2012-03-31
ICAHN ENTERPRISES L.P.
filed 2012-05-01
CIK 813762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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
Yes ☐ No ☒

As of April 30, 2012, there were 99,781,537 depositary units outstanding.

ICAHN ENTERPRISES L.P.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

  CONSOLIDATED BALANCE SHEETS
 (In millions, except unit amounts)

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)
Cash and cash equivalents	$3,467	$2,278
Cash held at consolidated affiliated partnerships and restricted cash	2,249	4,979
Investments	5,876	8,938
Accounts receivable, net	1,603	1,424
Due from brokers	187	30
Inventories, net	1,394	1,344
Property, plant and equipment, net	3,611	3,505
Goodwill	1,128	1,127
Intangible assets, net	889	899
Other assets	661	612
Total Assets	$21,065	$25,136
LIABILITIES AND EQUITY
Accounts payable	$1,015	$970
Accrued expenses and other liabilities	1,899	1,873
Securities sold, not yet purchased, at fair value	975	4,476
Due to brokers	5	2,171
Post-employment benefit liability	1,333	1,340
Debt	7,313	6,473
Total liabilities	12,540	17,303

Commitments and contingencies (Note 18)

Equity:
Limited partners: Depositary units: 99,781,537 units issued and outstanding at March 31, 2012 (including 619,585 units issued as a unit distribution on March 30, 2012) and 86,708,914 units issued and 85,571,714 units outstanding at December 31, 2011	4,645	4,038
General partner	(259)	(271)
Treasury units at cost: 1,137,200 depositary units at December 31, 2011	—	(12)
Equity attributable to Icahn Enterprises	4,386	3,755
Equity attributable to non-controlling interests	4,139	4,078
Total equity	8,525	7,833
Total Liabilities and Equity	$21,065	$25,136

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS
 (In millions, except per unit amounts) (Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Net sales	$2,399	$2,251
Other revenues from operations	192	193
Net gain from investment activities	58	617
Interest and dividend income	25	34
Other income (loss), net	10	(17)
	2,684	3,078
Expenses:
Cost of goods sold	2,072	1,925
Other expenses from operations	106	108
Selling, general and administrative	309	319
Restructuring	7	3
Impairment	2	—
Interest expense	117	109
	2,613	2,464
Income before income tax benefit (expense)	71	614
Income tax benefit (expense)	30	(18)
Net income	101	596
Less: net income attributable to non-controlling interests	(52)	(356)
Net income attributable to Icahn Enterprises	$49	$240

Net income attributable to Icahn Enterprises allocable to:
Limited partners	$48	$235
General partner	1	5
	$49	$240

Basic income per LP unit	$0.49	$2.73
Basic weighted average LP units outstanding	97	86

Diluted income per LP unit	$0.49	$2.65
Diluted weighted average LP units outstanding	97	91
Cash distributions declared per LP unit	$0.10	$0.25

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (In millions) (Unaudited)

	Three Months Ended March 31,
	2012	2011

Net income	$101	$596
Other comprehensive income, net of tax:
Post-employment benefits	9	1
Hedge instruments	14	5
Translation adjustments and other	84	87
Other comprehensive income, net of tax	107	93
Comprehensive income	208	689
Less: Comprehensive income attributable to non-controlling interests	(79)	(380)
Comprehensive income attributable to Icahn Enterprises	$129	$309

Comprehensive income attributable to Icahn Enterprises allocable to:
Limited partners	$127	$303
General partner	2	6
	$129	$309

Accumulated other comprehensive loss was $748 million and $855 million at March 31, 2012 and December 31, 2011, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, except units) (Unaudited)

	Equity Attributable to Icahn Enterprises
			Held in Treasury
	General Partner's Equity (Deficit)	Limited Partners' Equity	Amount	Units	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2011	$(271)	$4,038	$(12)	1,137,200	$3,755	$4,078	$7,833
Net income	1	48	—	—	49	52	101
Other comprehensive income	1	79	—	—	80	27	107
Cancellation of treasury units	—	(12)	12	(1,137,200)	—	—	—
Partnership contributions	10	500	—	—	510	—	510
Partnership distributions	—	(10)	—	—	(10)	—	(10)
Investment segment distributions	—	—	—	—	—	(17)	(17)
Changes in subsidiary equity and other	—	2	—	—	2	(1)	1
Balance, March 31, 2012	$(259)	$4,645	$—	—	$4,386	$4,139	$8,525

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$101	$596
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gain from securities transactions	(490)	(617)
Purchases of securities	(474)	(1,405)
Proceeds from sales of securities	4,218	1,114
Purchases to cover securities sold, not yet purchased	(4,317)	(51)
Proceeds from securities sold, not yet purchased	536	1,669
Changes in receivables and payables relating to securities transactions	(2,412)	74
Depreciation and amortization	108	110
Deferred taxes	(42)	1
Other, net	13	(15)
Changes in cash held at consolidated affiliated partnerships and restricted cash	2,729	(1,718)
Changes in other operating assets and liabilities	115	(205)
Net cash provided by (used in) operating activities	85	(447)
Cash flows from investing activities:
Capital expenditures	(197)	(115)
Acquisitions of businesses, net of cash acquired	(3)	(31)
Proceeds from sale of investments	170	—
Purchases of investments	(210)	—
Other, net	—	7
Net cash used in investing activities	(240)	(139)
Cash flows from financing activities:
Investment segment distributions	—	(302)
Partnership contributions	510	—
Partnership distributions	(10)	(21)
Proceeds from issuance of senior unsecured notes	716	—
Proceeds from other borrowings	174	602
Repayments of borrowings	(56)	(9)
Other, net	(8)	1
Net cash provided by financing activities	1,326	271
Effect of exchange rate changes on cash and cash equivalents	18	19
Net increase (decrease) in cash and cash equivalents	1,189	(296)
Net change in cash of assets held for sale	—	2
Cash and cash equivalents, beginning of period	2,278	2,963
Cash and cash equivalents, end of period	$3,467	$2,669
Supplemental information:
Cash payments for interest, net of amounts capitalized	$161	$162
Net cash payments for income taxes	$30	$24
Net unrealized gains on available-for-sale securities	$3	$1
Redemptions payable to non-controlling interests	$17	$1,861
See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

1.	Description of Business and Basis of Presentation.
General
Icahn Enterprises L.P. (“Icahn Enterprises” or the “Company”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), our sole general partner, which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of March 31, 2012, affiliates of Mr. Icahn owned 92,812,051 of our depositary units which represented approximately 93.0% of our outstanding depositary units. In connection with a rights offering registered on Form S-3, which was declared effective on December 27, 2011, Mr. Icahn and his affiliates fully exercised their basic subscription rights and over-subscription rights allocated to them in January 2012 to acquire additional depositary units. Upon closing of the rights offering, Mr. Icahn and his affiliates owned 92,233,846, or 93.0%, of our outstanding depositary units. Refer to Note 13, "Net Income Per LP Unit," for further discussion.
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
The accompanying consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“fiscal 2011”). The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature. Certain reclassifications from the prior year presentation have been made to conform to the current year presentation.
Our consolidated financial statements include the accounts of (i) Icahn Enterprises and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises, in addition to those entities in which we have a controlling interest as a general partner interest or in which we may be the primary beneficiary of a variable interest entity (“VIE”). In evaluating whether we have a controlling financial interest in entities in which we would consolidate, we consider the following: (1) for voting interest entities, we consolidate these entities in which we own a majority of the voting interests; (2) for VIEs of which we may be considered the primary beneficiary of such entities (see Note 4, “Investments and Related Matters-Investment,” for further discussion regarding the accounting and reporting of our VIEs); and (3) for limited partnership entities that are not considered VIEs, we consolidate these entities if we are the general partner of such entities and for which no substantive kick-out rights (the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general partners are collectively referred to as “kick-out” rights) or participating rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.
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
See Note 4, “Investments and Related Matters,” and Note 5, “Fair Value Measurements,” for a detailed discussion of our investments.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of March 31, 2012 was approximately $7.3 billion and $7.5 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2011 was each approximately $6.5 billion.
Restricted Cash
Our restricted cash balance was approximately $1.6 billion and $4.8 billion as of March 31, 2012 and December 31, 2011, respectively.
Adoption of New Accounting Standards
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2011-04, which amends Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures. This ASU clarifies among other things, the intent about the application of existing fair value requirements, including those related to highest and best use concepts, and also expands the disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. This ASU clarifies that a reporting entity should disclose quantitative information about significant unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. Additionally, this ASU expands the disclosures for fair value measurements categorized within Level 3 where a reporting entity is required to include a description of the valuation processes used and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any.  Additional disclosure is also required for any transfers between Level 1 and Level 2 of the fair value hierarchy of fair value measurements on a gross basis as well as additional disclosure of the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value. For many of the requirements, the FASB does not intend for this ASU to result in a change in the application of the requirements in FASB ASC Topic 820.  This update is effective during interim and annual periods beginning after December 15, 2011.
In June 2011, the FASB issued ASU No. 2011-05, which amends FASB ASC Topic 220, Comprehensive Income. This ASU is intended to increase the prominence of items reported in other comprehensive income in the financial statements by presenting the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This update is effective during interim and annual periods beginning after December 15, 2011.
In September 2011, the FASB issued ASU No. 2011-08, which amends FASB ASC Topic 350, Intangibles-Goodwill and Other. This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This update is effective during interim and annual periods beginning after December 15, 2011.
In December 2011, the FASB issued ASU No. 2011-12, which defers certain provisions contained in ASU No. 2011-05, as discussed above, requiring the requirement to present components of reclassifications of other comprehensive income on the face of the income statement or in the notes to the financial statements. However, this deferral does not impact the other requirements contained in the new standard on comprehensive income as described above. This update is effective during interim and annual periods beginning after December 15, 2011.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

2.	Operating Units.
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
As a result of returning fee-paying capital to its investors on March 31, 2011, each of the Investment Funds no longer meets the criteria of an investment company as set forth in FASB ASC Paragraph 946-10-15-2, Financial Services-Investment Companies, and, therefore, the application of FASB ASC Section 946-810-45, Financial Services-Investment Companies-Consolidation, is no longer applicable effective March 31, 2011. This change has no material effect on our consolidated financial statements as the Investment Funds would account for their investments as trading securities pursuant to FASB ASC Topic 320, Investments-Debt and Equity Securities, effective March 31, 2011. For those investments that fall outside the scope of FASB ASC Topic 320, or for those investments in which the Investment Funds would otherwise have been required to account for under the equity method, the Investment Funds apply the fair value option to such investments. See Note 4, "Investments and Related Matters-Investment," for further discussion regarding this reconsideration event and its consolidation impact.
As a result of the return of fee-paying capital as described above, a special profits interest allocation of $9 million and an incentive allocation of $7 million were allocated to the General Partners at March 31, 2011. No further special profits interest allocation or incentive allocation will accrue in periods subsequent to March 31, 2011.
The fair value of our interest in the Investment Funds was approximately $3.2 billion and $3.1 billion as of March 31, 2012 and December 31, 2011, respectively.
Automotive
We conduct our Automotive segment through our majority ownership in Federal-Mogul.  Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reduction, alternative energies, environment and safety systems. Federal-Mogul serves the world's foremost original equipment manufacturers and servicers (“OE”) of automotive, light, medium and heavy-duty commercial vehicles, off-road, agricultural, marine, rail, aerospace, power generation and industrial equipment, as well as the worldwide aftermarket.  As of March 31, 2012, Federal-Mogul was organized into four product groups: Powertrain Energy ("PTE"), Powertrain Sealing and Bearings ("PTSB"), Vehicle Safety and Protection ("VSP") and Global Aftermarket.
Federal-Mogul's customers include the world's largest light and commercial vehicle OEs and major distributors and retailers in the independent aftermarket. Federal-Mogul has operations in established markets including Canada, France,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of Federal-Mogul's international operations are primarily related to currency fluctuations, changes in local economic and political conditions and changes in laws and regulations.
As of March 31, 2012, we owned approximately 77.2% of the total outstanding common stock of Federal-Mogul.
Accounts Receivable, net
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Japan, Spain and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $234 million and $203 million as of March 31, 2012 and December 31, 2011, respectively. Of those gross amounts, $233 million and $202 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of both March 31, 2012 and December 31, 2011, Federal-Mogul had no outstanding transferred receivables for which cash had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were approximately $414 million and $413 million for the three months ended March 31, 2012 and 2011, respectively.
For each of the three months ended March 31, 2012 and 2011, expenses associated with transfers of receivables were $2 million and were recorded in the consolidated statements of operations within other income (loss), net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities. Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposures to Federal-Mogul associated with certain of these facilities' terms were $25 million and $23 million as of March 31, 2012 and December 31, 2011, respectively. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of March 31, 2012 and December 31, 2011, Federal-Mogul estimated the loss to be immaterial.
Restructuring
During the three months ended March 31, 2012 and 2011, Federal-Mogul recorded $6 million and $1 million in restructuring charges, respectively. The restructuring charges for the three months ended March 31, 2012 primarily consist of employee costs related to certain headcount reduction actions associated with the aftermarket.
 Thailand Manufacturing Facility Flood
In October 2011, a flood occurred at one of Federal-Mogul's manufacturing facilities in Ayutthaya, Thailand. This facility was partially submerged in the flood waters for a period of approximately six weeks, resulting in extensive damage to the facility and the loss of substantially all of its related equipment and inventory. Operations at the facility are currently suspended.
In addition to other coverage, Federal-Mogul believes its insurance policies provide for replacement of damaged property, sales value of destroyed inventory, reimbursement for losses due to interruption of business operations and reimbursement of expenditures incurred to restore operations. In February and April 2012, Federal-Mogul received $25 million and $5 million, respectively, in cash advances from its insurance carrier related to the flooding. Federal-Mogul has insurance recoverables of $3 million and $21 million recorded as of March 31, 2012 and December 31, 2011, respectively.
Gaming
We conduct our Gaming segment through our majority ownership in Tropicana. Tropicana currently owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The nine casino facilities it operates feature approximately 414,000 square feet of gaming space with 7,485 slot machines, 226 table games and 6,048 hotel rooms with three casino facilities located in Nevada, two in Mississippi and one in each of Indiana, Louisiana, New Jersey and Aruba.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

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
On April 29, 2011, the Investment Funds made a distribution-in-kind of 13,538,446 shares of Tropicana common stock with a value of $216 million to us in redemption of $216 million of our limited and general partner interests in the Investment Funds. The distribution transferred the ownership of the Tropicana common stock held by the Investment Funds directly to us. As a result of this transaction, we directly owned 51.5% of Tropicana's outstanding common stock. This distribution increased equity attributable to Icahn Enterprises by $27 million and decreased equity attributable to non-controlling interests by $27 million, representing the basis difference between the redemption value determined as of April 29, 2011 and the application to the controlling interest in Tropicana of purchase accounting pursuant to FASB ASC Topic 805, Business Combinations, on November 15, 2010.
During the three months ended March 31, 2012, we acquired additional shares of Tropicana common stock.  As of March 31, 2012, we owned approximately 65.1% of the total outstanding common stock of Tropicana.
In connection with Tropicana's completion of the Restructuring Transactions, Tropicana entered into a credit agreement, dated as of December 29, 2009 (the ''Exit Facility''). Each of the Investment Funds was a lender under the Exit Facility and, in the aggregate, collectively held over 50% of the loans thereunder. On June 30, 2011, the Investment Funds made a distribution-in-kind of the loans under the Exit Facility with a value of $71 million to us in redemption of $71 million of our general partner interests in the Investment Funds. The distribution transferred the ownership of the loans under the Exit Facility held by the Investment Funds directly to us. As a result of this transaction, we directly owned over 50% of the loans under the Exit Facility. In March 2012, Tropicana paid in full its Exit Facility and the Revolving Facility was canceled therewith. See Note 10, "Debt," for further discussion.
Railcar
We conduct our Railcar segment through our majority ownership in ARI. ARI manufactures railcars, which are offered for sale or lease, custom designed railcar parts and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, railroads, industrial companies and other non-rail companies. ARI leases railcars that it manufactures to certain markets. ARI provides railcar repair and maintenance services for railcar fleets. In addition, ARI provides fleet management, maintenance, engineering and field services for railcars owned by certain customers. Such services include maintenance planning, project management, tracking and tracing, regulatory compliance, mileage audit, rolling stock taxes and online service access.
As of March 31, 2012, we owned approximately 55.5% of the total outstanding common stock of ARI.
Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase currently operates seven manufacturing facilities and ten distribution centers throughout North America, Europe, South America and Asia and derives approximately 71% of its total net sales from customers located outside the United States. Viskase believes it is one of the two largest manufacturers of non-edible cellulosic casings for processed meats and one of the three largest manufacturers of non-edible fibrous casings. Viskase is building a shirring plant in the Philippines to serve the Asian market. The plant is expected to open in the second quarter of fiscal 2012 and will be scaled up over several years in accordance with our growth expectations for the Asian market.
As of March 31, 2012, we owned approximately 71.4% of the total outstanding common stock of Viskase.
Metals
We conduct our Metals segment through our indirect wholly owned subsidiary, PSC Metals, Inc. (“PSC Metals”). PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms and supplies the recycled metals to its customers including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. PSC

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

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
As of March 31, 2012, we owned 30 rental real estate properties. Our property development operations are run primarily through Bayswater Development LLC, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of approximately 324 and 870 units of residential housing, respectively. Both developments operate golf and resort operations as well.
As of March 31, 2012 and December 31, 2011, $76 million and $77 million, respectively, of the net investment in financing leases and net real estate leased to others which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.
Home Fashion
We conduct our Home Fashion segment through our indirect wholly owned subsidiary, WestPoint Home LLC (“WPH”), a manufacturer and distributor of home fashion consumer products. WPH is engaged in the business of manufacturing, sourcing, designing, marketing, distributing and selling home fashion consumer products. WPH markets a broad range of manufactured and sourced bed, bath, basic bedding and kitchen textile products, including sheets, pillowcases, bedspreads, quilts, comforters and duvet covers, featherbeds, bath and beach towels, bath accessories, bed skirts, bed pillows, flocked blankets, woven blankets and throws, mattress pads, kitchen towels and kitchen accessories. WPH recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. In addition, WPH receives a small portion of its revenues through the licensing of its trademarks.
Effective as of March 1, 2012, pursuant to an internal reorganization WestPoint Home, Inc. (a wholly owned indirect subsidiary of WestPoint International, LLC (“WPI”), a subsidiary through which we had previously conducted our Home Fashion business) merged into our newly created wholly owned indirect subsidiary (which was formed as a Delaware limited liability company solely for the purposes of such merger) and continued its business as a limited liability company under the name WestPoint Home LLC. In referencing WPH, we refer to WestPoint Home Inc. and WestPoint Home LLC interchangeably because the business profile of our Home Fashion segment's business did not change as a result of this reorganization.
WPH has transitioned the majority of its manufacturing to low-cost countries but continues to maintain its corporate offices and certain distribution operations in the United States.
A relatively small number of customers have historically accounted for a significant portion of WPH's net sales. WPH had five customers who accounted for approximately 62% and 54% of WPH's net sales for the three months ended March 31, 2012 and 2011, respectively.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

Investment
Until August 8, 2007, Icahn Management LP (“Icahn Management”) elected to defer most of the management fees from the Offshore Funds and such amounts remain invested in the Offshore Master Funds. Prior to March 31, 2011, the balance of the deferred management fees payable (included in accrued expenses and other liabilities) by Icahn Fund Ltd. to Icahn Management was included in our consolidated financial statements. As further discussed in Note 4, "Investments and Related Matters-Investment-Investment in Variable Interest Entities," because we are no longer considered the primary beneficiary of Icahn Fund Ltd. as of March 31, 2011, we deconsolidated the results and financial position of Icahn Fund Ltd. as of such date.  As a result of deconsolidating Icahn Fund Ltd., our consolidated financial statements will no longer contain this deferred management fee payable effective March 31, 2011.
Effective January 1, 2008, Icahn Capital LP (“Icahn Capital”) paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Mr. Icahn (collectively, “Icahn Affiliates”), including administrative and investment services.  Prior to January 1, 2008, Icahn & Co. LLC paid for such services.  Under a separate expense-sharing agreement, Icahn Capital charged Icahn Affiliates $0.5 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, accrued expenses and other liabilities in our consolidated balance sheets included $0.5 million to be applied to Icahn Capital's charges to Icahn Affiliates for services to be provided to them. There was no balance as of December 31, 2011.
In addition, effective January 1, 2008, certain expenses borne by Icahn Capital are reimbursed by Icahn Affiliates, as appropriate, when such expenses are incurred. The expenses include investment-specific expenses for investments acquired by both the Investment Funds and Icahn Affiliates that are allocated based on the amounts invested by each party, as well as investment-related expenses that are allocated based on estimated usage agreed upon by Icahn Capital and Icahn Affiliates. For the three months ended March 31, 2012 and 2011, these reimbursement amounts were $0.2 million and $1 million, respectively.
Mr. Icahn, along with his affiliates, makes investments in the Investment Funds. As of both March 31, 2012 and December 31, 2011, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates was approximately $3.2 billion. In addition, an affiliate of Mr. Icahn has a deferred management fee arrangement with certain feeder funds with balances of $190 million and $188 million as of March 31, 2012 and December 31, 2011, respectively. Such amounts are invested in and receive applicable returns thereon from the Investment Funds.
Effective April 1, 2011, based on a new expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds, when such expenses are incurred. Such expenses relate to the operation, administration and investment activities of Icahn Capital for the benefit of the Investment Funds (including salaries, benefits and rent) and shall be allocated pro rata in accordance with each investor's capital accounts in the Investment Funds. For the three months ended March 31, 2012, $3 million was allocated to the Investment Funds based on this expense-sharing arrangement.
Railcar
Agreements with American Railcar Leasing LLC
Effective as of January 1, 2008, ARI entered into a fleet services agreement with American Railcar Leasing LLC ("ARL"), a company controlled by Mr. Icahn. Under the agreement, ARI provided ARL fleet management services for a fixed monthly fee and railcar repair and maintenance services for a charge of labor, components and materials. This agreement was replaced by a new agreement (referred to as the "Railcar Services Agreement"), which became effective April 16, 2011 for a term of three years that will automatically renew for additional one-year periods unless either party provides at least 60 days written prior notice of termination. As stipulated in the Railcar Services Agreement, ARI provides railcar repair, engineering, administrative and other services, on an as needed basis, for ARL's lease fleet at mutually agreed-upon prices. Railcar services revenues, included in other revenues from operations in our consolidated statements of operations, recorded by ARI were $5 million and $6 million under these agreements for the three months ended March 31, 2012 and 2011, respectively. The terms and pricing on services to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties. The Railcar Services Agreement was unanimously approved by the independent directors of ARI's audit committee on the basis that the terms were no less favorable than those that would have been obtained in a comparable transaction with an unaffiliated third party.
ARI from time to time manufactures and sells railcars to ARL under long-term agreements as well as on a purchase order basis. For the three months ended March 31, 2012 and 2011, revenues from railcars sold to ARL were zero and $1 million, respectively. Revenues from railcars sold to ARL are included in net sales in our consolidated statements of operations. The

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

terms and pricing on services to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties. Any related party sales of railcars under an agreement or purchase order, have been and will be subject to the approval or review by ARI's audit committee.
On February 29, 2012, ARI entered into a Railcar Management Agreement (the Railcar Management Agreement) with ARL, pursuant to which ARI engaged ARL to sell or lease ARI's railcars in certain markets, subject to the terms and conditions of the Railcar Management Agreement. The Railcar Management Agreement was effective as of January 1, 2011, will continue through December 31, 2015 and may be renewed upon written agreement by both parties.
The Railcar Management Agreement also provides that ARL will manage ARI's leased railcars including arranging for services, such as repairs or maintenance, as deemed necessary. Subject to the terms and conditions of the agreement, ARL will receive, in respect of leased railcars, a fee consisting of a lease origination fee and a management fee based on the lease revenues, and, in respect of railcars sold by ARL, sales commissions. The Railcar Management Agreement was unanimously approved by ARI's special committee and Icahn Enterprises' independent director audit committee on the basis that the terms of the Railcar Management Agreement were not materially less favorable than those that would have been obtained in a comparable transaction with an unaffiliated third party.
Fees incurred ARL in connection with the Railcar Management Agreement were immaterial for each of the three months ended March 31, 2012 and 2011.   As of March 31, 2012 and December 31, 2011, ARI had accounts receivable of $1 million and $4 million, respectively, due from ARL. These amounts are included in other assets in our consolidated balance sheets.
Food Packaging
Arnos Corporation, an affiliate of Mr. Icahn, was the lender on Viskase's Revolving Credit Facility as of December 31, 2009. In connection with our majority acquisition of Viskase on January 15, 2010, we assumed the Viskase Revolving Credit Facility from Arnos Corporation. On March 14, 2012, we entered into an agreement to further extend the Revolving Credit Facility from January 31, 2013 to January 31, 2014. See Note 10, “Debt,” for further discussion regarding Viskase's Revolving Credit Facility.
Holding Company - Administrative Services
For each of the three months ended March 31, 2012 and 2011, we paid an affiliate $1 million for the non-exclusive use of office space.
For each of the three months ended March 31, 2012 and 2011, we paid $0.2 million to XO Holdings, Inc., an affiliate of Icahn Enterprises GP, our general partner, for telecommunications services. XO Holdings, Inc. is controlled by Mr. Icahn.
The Holding Company provided certain professional services to an Icahn Affiliate for which it charged $0.5 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, accrued expenses and other liabilities in our consolidated balance sheets included $0.4 million and $1 million, respectively, for charges to the affiliate for services provided to it.
Icahn Sourcing
Icahn Sourcing, LLC ("Icahn Sourcing") is an entity formed and controlled by Carl C. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property. We are a member of the buying group and, as such, are afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that we will purchase any goods, services or property from any such vendors, and we are under no obligation to do so. We do not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement. We have purchased a variety of goods and services as members of the buying group at prices and on terms that we believe are more favorable than those which would be achieved on a stand-alone basis.

4.	Investments and Related Matters.
Investment
Investments, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, and derivatives, all of which are reported at fair value in our consolidated balance sheets. The following table summarizes the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

Investment Funds' investments, securities sold, not yet purchased and unrealized gains and losses on derivatives:

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Assets
Investments:
Equity securities:
Basic materials	$117	$124	$129	$128
Communications	902	1,208	2,203	2,593
Consumer, non-cyclical	1,270	1,402	1,642	1,804
Consumer, cyclical	808	846	822	754
Energy	534	644	1,194	1,673
Financial	228	205	320	263
Industrial	—	—	22	32
Technology	169	282	169	254
Utilities	160	74	171	104
	4,188	4,785	6,672	7,605
Corporate debt:
Communications	92	91	89	84
Consumer, cyclical	357	279	516	439
Utilities	40	26	40	34
Sovereign debt	6	5	10	10
Financial	90	116	94	109
	585	517	749	676
Mortgage-backed securities:
Financial	176	174	176	167
	4,949	5,476	7,597	8,448

Derivative contracts, at fair value(1)	—	—	—	3
	$4,949	$5,476	$7,597	$8,451
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, cyclical	$365	$363	$—	$—
Energy	41	41	—	—
Funds	597	571	4,610	4,476
	1,003	975	4,610	4,476

Derivative contracts, at fair value(2)	—	383	—	42
	$1,003	$1,358	$4,610	$4,518

(1)	Included in other assets in our consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in our consolidated balance sheets.

The General Partners adopted FASB ASC Section 946-810-45, Financial Services-Investment Companies-Consolidation, as of January 1, 2007 which provides guidance on whether investment company accounting should be retained in the financial statements of a parent entity. Upon the adoption of FASB ASC Section 946-810-45, the General Partners lost their ability to retain specialized accounting. Prior to March 31, 2011, for those investments that (i) were deemed to be available-for-sale securities, (ii) fell outside the scope of FASB ASC Topic 320, Investments-Debt and Equity Securities, or (iii) the General Partners would otherwise have accounted for under the equity method, the General Partners applied the fair value option. The application of the fair value option is irrevocable.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

As further discussed in Note 2, "Operating Units-Investment," as a result of returning fee-paying capital to its investors on March 31, 2011, each of the Investment Funds no longer meets the criteria of an investment company as set forth in FASB ASC Paragraph 946-10-15-2, Financial Services-Investment Companies, and, therefore, the application of FASB ASC Section 946-810-45 is no longer applicable effective March 31, 2011. This change has no material effect on our consolidated financial statements.
Our Investment segment assesses the applicability of equity method accounting with respect to their investments based on a combination of qualitative and quantitative factors, including overall stock ownership of the Investment Funds combined with those of our affiliates along with board of directors representation.
Our Investment segment applied the fair value option to certain of its investments that would have otherwise been subject to the equity method of accounting.  As of March 31, 2012, the fair value of these investments was $250 million. During the three months ended March 31, 2012 and 2011, our Investment segment recorded gains of $41 million and $20 million, respectively, associated with these investments.  Such amounts are included in net gain from investment activities in our consolidated statements of operations. Included in these investments is the Investment Funds' investment in The Hain Celestial Group, Inc. (“Hain”). As of March 31, 2012, the Investment Funds, together with their affiliates held, in the aggregate, 7,130,563 shares of Hain, representing approximately 16% of the outstanding shares of Hain. The General Partners have applied the fair value option to their investments in Hain.
We believe that these investments to which we applied the fair value option are not material, individually or in the aggregate, to our consolidated financial statements. Hain is a registered SEC reporting company whose financial statement is available at www.sec.gov.
Investments in Variable Interest Entities
In February 2010, the FASB issued guidance which amends the consolidation requirement of VIEs for certain entities meeting certain criteria. We determined that certain entities within our Investment segment previously met the criteria for the deferral of this new consolidation guidance. Accordingly, our Investment segment applied the overall guidance on the consolidation of VIEs with respect to applicable entities prior to the issuance of the standard. Effective March 31, 2011, we applied the consolidation guidance to certain entities within our Investment segment to determine whether such entities are considered VIEs, including the determination of who is deemed the primary beneficiary of such VIEs. The application of this consolidation guidance did not have an impact on our financial condition, results of operations and cash flows.
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
As discussed in Note 2, "Operating Units-Investment," on March 7, 2011, the Investment Funds determined to return fee-paying capital to its investors. We evaluated the impact of this reconsideration event (referred to as the "2011 Reconsideration Event") with respect to the VIE and primary beneficiary status of each of the Investment Funds and the Offshore Funds. We determined that the 2011 Reconsideration Event impacted Master Fund II, Master Fund III and Icahn Fund Ltd. Prior to the 2011 Reconsideration Event, Master Fund II, Master Fund III and Icahn Fund Ltd. were each considered VIEs for which we were determined to be their primary beneficiary and therefore we consolidated them. As a result of the 2011 Reconsideration Event, Master Fund II and Master Fund III are no longer considered VIEs. However, the VIE status change in Master Fund II and Master Fund III did not impact their consolidation status. Because we control Master Fund II and Master Fund III through our general partner interests, we continue to consolidate Master Fund II and Master Fund III. There are no substantive kick-out or participating rights in either Master Fund II or Master Fund III. In addition, previously Icahn Fund Ltd. was considered a VIE and we consolidated it because the Offshore GP was its primary beneficiary. As a result of the 2011 Reconsideration Event, we determined that, although Icahn Fund Ltd. is still considered a VIE, the Offshore GP is no longer the primary beneficiary. We deconsolidated Icahn Fund Ltd. as of March 31, 2011, the result of which decreased consolidated total liabilities by $146 million and increased equity attributable to non-controlling interests by the same amount.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

Other Segments
Investments held by our Automotive, Gaming, Railcar, Home Fashion segments and Holding Company consist of the following:

	March 31, 2012		December 31, 2011
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(in millions)
Marketable equity and debt securities - available for sale	$2	$1	$17	$20
Trading securities	60	60	—	—
Investments in precious metals	—	—	150	150
Equity method investments and other	339	339	320	320
	$401	$400	$487	$490

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
Investments in Non-Consolidated Affiliates
Automotive
Federal-Mogul maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey and the United States. Federal-Mogul's direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $244 million and $228 million at March 31, 2012 and December 31, 2011, respectively.
Equity earnings from non-consolidated affiliates were $10 million for each of the three months ended March 31, 2012 and 2011, which are included in other income (loss), net in our consolidated statements of operations. For the three months ended March 31, 2012 and 2011, these entities generated sales of $198 million and $184 million, respectively, and net income of $25 million and $24 million, respectively. Distributed dividends to Federal-Mogul from non-consolidated affiliates were immaterial for each of the three months ended March 31, 2012 and 2011.
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
Federal-Mogul holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, Federal-Mogul's partner holds an option to put its shares to a subsidiary of Federal-Mogul's at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. The total amount of the contingent guarantee, should all triggering events have occurred, approximated $61 million as of March 31, 2012. Federal-Mogul believes that this contingent guarantee is less than the estimated current fair value of the partners' interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

Railcar
As of March 31, 2012, ARI was party to three joint ventures which are all accounted for using the equity method. ARI determined that, although these joint ventures are considered VIEs, it is not the primary beneficiary of such VIEs, does not have a controlling financial interest and does not have the ability to individually direct the activities of the VIEs that most significantly impact their economic performance. A significant factor in this determination was that ARI does not have the rights to a majority of returns, losses or votes.
The risk of loss to ARI is limited to its investment in these joint ventures, certain loans and related interest and fees due from these joint ventures to ARI. As of March 31, 2012, the carrying amount of these investments was $46 million and the maximum exposure to loss was $47 million. Maximum exposure to loss was determined based on ARI's carrying amounts in such investments, loans, accrued interest thereon and accrued unused line fee due from applicable joint ventures.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

Investment
The following table summarizes the valuation of the Investment Funds' investments by the above fair value hierarchy levels as of March 31, 2012 and December 31, 2011:

	March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments:
Equity securities:
Basic materials	$124	$—	$—	$124	$128	$—	$—	$128
Communications	1,208	—	—	1,208	2,593	—	—	2,593
Consumer, non-cyclical	1,402	—	—	1,402	1,778	26	—	1,804
Consumer, cyclical	396	450	—	846	376	378	—	754
Energy	551	93	—	644	1,644	29	—	1,673
Financial	205	—	—	205	263	—	—	263
Industrial	—	—	—	—	—	32	—	32
Technology	282	—	—	282	254	—	—	254
Utilities	45	29	—	74	83	21	—	104
	4,213	572	—	4,785	7,119	486	—	7,605
Corporate debt:
Communications	—	91	—	91	—	84	—	84
Consumer, cyclical	—	6	273	279	—	150	289	439
Utilities	—	26	—	26	—	34	—	34
Sovereign debt	—	5	—	5	—	10	—	10
Financial	—	116	—	116	—	109	—	109
	—	244	273	517	—	387	289	676
Mortgage-backed securities:
Financial	—	174	—	174	—	167	—	167
	4,213	990	273	5,476	7,119	1,040	289	8,448
Derivative contracts, at fair value(1):	—	—	—	—	—	3	—	3
	$4,213	$990	$273	$5,476	$7,119	$1,043	$289	$8,451
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, cyclical	$363	$—	$—	$363	$—	$—	$—	$—
Energy	41	—	—	41	—	—	—	—
Funds	486	85	—	571	4,466	10	—	4,476
	890	85	—	975	4,466	10	—	4,476
Derivative contracts, at fair value(2):	—	383	—	383	—	42	—	42
	$890	$468	$—	$1,358	$4,466	$52	$—	$4,518

(1)	Included in other assets in our consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

The changes in investments measured at fair value for which the Investment segment has used Level 3 input to determine fair value are as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Balance at January 1	$289	$329
Gross realized and unrealized losses	(13)	—
Gross proceeds	(3)	(10)
Balance at March 31	$273	$319
Unrealized losses of $14 million are included in earnings related to Level 3 investments still held at March 31, 2012. Total realized and unrealized gains and losses recorded for Level 3 investments, if any, are reported in net gain from investment activities in our consolidated statements of operations.
The Investment Funds owned one Level 3 corporate debt investment at March 31, 2012.  Fair value was determined through yield analysis of comparable loans to which we applied a risk premium that we determined to be appropriate, which resulted in a lower valuation for our Level 3 investment.  Adjusting the risk premium by 1% in either direction would result in a 3% change in the fair value of the loan.
Other Segments
The following table summarizes the valuation of our Automotive segment and Holding Company investments and derivative contracts by the above fair value hierarchy levels as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets	(in millions)
Marketable equity and debt securities	$—	$1	$1	$20	$—	$20
Trading securities	—	60	60	—	—	—
Investments in precious metals	—	—	—	150	—	150
Derivative contracts, at fair value(1):	—	—	—	—	3	3
	$—	$61	$61	$170	$3	$173
Liabilities
Derivative contracts, at fair value(2):	$—	$43	$43	$—	$57	$57

(1)	Amounts are classified within other assets in our consolidated balance sheets.

(2)	Amounts are classified within accrued expenses and other liabilities in our consolidated balance sheets.

Assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2012 are set forth in the table below:

	March 31, 2012
	Level 3
	Asset	Recognized
Category	(Liability)	Loss
	(in millions)
Property, plant and equipment	$10	$(2)

Property, plant and equipment for our Automotive and Home Fashion segments with an aggregate carrying value of $12

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

million were written down to their fair values of $10 million, resulting in an impairment charge of $2 million for the three months ended March 31, 2012. We determined the fair value of these assets by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize.

6.	Financial Instruments.
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
In the normal course of business, the Investment Funds and the Holding Company may trade various financial instruments and enter into certain investment activities, which may give rise to off-balance-sheet risk. The Investment Funds and the Holding Company's investments may include futures, options, swaps and securities sold, not yet purchased. These financial instruments represent future commitments to purchase or sell other financial instruments or to exchange an amount of cash based on the change in an underlying instrument at specific terms at specified future dates. Risks arise with these financial instruments from potential counterparty non-performance and from changes in the market values of underlying instruments.
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
The Investment Funds and the Holding Company may enter into derivative contracts, including swap contracts, futures contracts and option contracts, with the objective of capital appreciation or as economic hedges against other securities or the market as a whole. The Investment Funds may also enter into foreign currency derivative contracts with the objective of capital appreciation or to economically hedge against foreign currency exchange rate risks on all or a portion of their non-U.S. dollar denominated investments.
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
March 31, 2012 (Unaudited)

equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.
The Investment Funds and the Holding Company may utilize forward contracts to seek to protect their assets denominated in foreign currencies and precious metals holdings from losses due to fluctuations in foreign exchange rates and spot rates. The Investment Funds' and the Holding Company's exposure to credit risk associated with non-performance of such forward contracts is limited to the unrealized gains or losses inherent in such contracts, which are recognized in unrealized gains or losses on derivative, futures and foreign currency contracts, at fair value in our consolidated balance sheets.
The Investment Funds may also enter into foreign currency contracts for purposes other than hedging denominated securities. When entering into a foreign currency forward contract, the Investment Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date unless the contract is closed before such date. The Investment Funds record unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into such contracts and the forward rates at the reporting date.
The Investment Funds may also purchase and write option contracts. As a writer of option contracts, the Investment Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Investment Funds are obligated to purchase or sell, at the holder's option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds' satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets. At March 31, 2012, the maximum payout amounts relating to certain put options written by the Investment Funds were approximately $3.8 billion, of which approximately $3.6 billion related to covered put options on existing short positions on a certain stock index.  At December 31 2011, the maximum payout amounts relating to certain put options written by the Investment Funds approximated $1.7 billion, of which approximately $1.4 billion related to covered put options on existing short positions on a certain stock index. As of March 31, 2012 and December 31, 2011, there were unrealized gains of $79 million and $24 million, respectively.
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2012 and December 31, 2011 was $383 million and $42 million, respectively.
At March 31, 2012 and December 31, 2011, the Investment Funds had $709 million and $257 million, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash in our consolidated balance sheets.
U.S. GAAP requires the disclosure of information about obligations under certain guarantee arrangements. Such guarantee arrangements requiring disclosure include contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.
The Investment Funds have entered into certain derivative contracts, in the form of credit default swaps, which meet the accounting definition of a guarantee, whereby the occurrence of a credit event with respect to the issuer of the underlying financial instrument may obligate the Investment Funds to make a payment to the swap counterparties. As of both March 31, 2012 and December 31, 2011, the Investment Funds have entered into such credit default swaps with a maximum notional amount of $8 million, with terms of approximately one year and two years, respectively. We estimate that our maximum exposure related to these credit default swaps approximates 48.1% and 48.0% of such notional amounts as of March 31, 2012 and December 31, 2011, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

The following table presents the notional amount, fair value, underlying referenced credit obligation type and credit ratings for derivative contracts in which the Investment Funds are assuming risk:

	March 31, 2012		December 31, 2011
Credit Derivative Type Risk Exposure	Notional Amount	Fair Value	Notional Amount	Fair Value	Underlying Reference Obligation
	(in millions)
Single name credit default swaps:
Below investment grade risk exposure	$8	$0.2	$8	$0.1	Corporate credit

The following table presents the fair values of our Investment segment and Holding Company's derivatives:

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Not Designated as Hedging Instruments	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(in millions)
Equity contracts	$—	$3	$379	$42
Foreign exchange contracts	—	3	4	—
Total(3)	$—	$6	$383	$42

(1)	Net asset derivatives are located within other assets in our consolidated balance sheets.

(2)	Net liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.

(3)	Excludes netting of cash collateral received and posted. The total collateral posted at March 31, 2012 and December 31, 2011 was $709 million and $257 million, respectively, across all counterparties.

The following table presents the effects of the Investment segment and the Holding Company's derivative instruments on the statements of operations for the three months ended March 31, 2012 and 2011:

	Gain (Loss) Recognized in Income(1)
	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	2012	2011
	(in millions)
Equity contracts	$(402)	$(1)
Foreign exchange contracts	(41)	(10)
Credit contracts	—	25
	$(443)	$14

(1)	Gains (losses) recognized on derivatives are classified in net gain from investment activities in our consolidated statements of operations.

At March 31, 2012, the volume of the Investment Funds' derivative activities based on their notional exposure, categorized by primary underlying risk, are as follows:

	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Credit default swaps	$8	$—
Equity swaps	4	(4,893)
Foreign currency forwards	—	(1,202)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

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
Automotive
During fiscal 2008, Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. As of March 31, 2012 and December 31, 2011, unrealized net losses of $37 million and $44 million, respectively, were recorded in accumulated other comprehensive loss as a result of these hedges. As of March 31, 2012, losses of $35 million are expected to be reclassified from accumulated other comprehensive loss to the consolidated statement of operations within the next 12 months.
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
Federal-Mogul had commodity price hedge contracts outstanding with combined notional values of $90 million and $117 million at March 31, 2012 and December 31, 2011, respectively, of which substantially all mature within one year and $85 million and $117 million were designated as hedging instruments for accounting purposes, respectively. Unrealized net losses of $6 million and $15 million were recorded in accumulated other comprehensive loss as of March 31, 2012 and December 31, 2011, respectively.
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
Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Federal-Mogul had notional values of $19 million and $27 million of foreign currency hedge contracts outstanding at March 31, 2012 and December 31, 2011, respectively, of which substantially all mature in less than one year and substantially all were designated as hedging instruments for accounting purposes. Unrealized net gains of less than $1 million were recorded in accumulated other comprehensive loss as of March 31, 2012. Unrealized net gains of $3 million were recorded in accumulated other comprehensive loss as of December 31, 2011.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. Federal-Mogul's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 5% of Federal-Mogul's direct sales during the three months ended March 31, 2012. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.
The following table presents the fair values of Federal-Mogul's derivative instruments:

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Designated as Cash Flow Hedging Instruments	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(in millions)
Interest rate swap contracts	$—	$—	$37	$44
Commodity contracts	—	—	5	16
Foreign currency contracts	—	3	—	—
Sub-total	—	3	42	60
Netting across contract types	—	(3)	—	(3)
Total	$—	$—	$42	$57

(1)	Located within other assets in our consolidated balance sheets.

(2)	Located within accrued expenses and other liabilities in our consolidated balance sheets.

In addition to the above, our Automotive segment has $1 million in commodity contracts at March 31, 2012 that are not designated as cash flow hedging instruments which are included in accrued expenses and other liabilities in our consolidated balance sheets.
The following tables present the effect of Federal-Mogul's derivative instruments in our consolidated financial statements for the three months ended March 31, 2012 and 2011:

Three Months Ended March 31, 2012
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$(3)	$(10)	Interest expense
Commodity contracts	7	(3)	Cost of goods sold
Foreign currency contracts	(3)	—	Cost of goods sold
	$1	$(13)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

Three Months Ended March 31, 2011
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$(1)	$(10)	Interest expense
Commodity contracts	2	5	Cost of goods sold
Foreign currency contracts	(1)	—	Cost of goods sold
	$—	$(5)

7.	Inventories, Net.
Inventories, net consists of the following:

	March 31, 2012	December 31, 2011
	(in millions)
Raw materials	$262	$248
Work in process	206	202
Finished goods	767	731
	1,235	1,181
Other:
Ferrous metals	81	92
Non-ferrous metals	43	33
Secondary metals	35	38
	159	163
Total inventories, net	$1,394	$1,344

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
	(in millions)
Automotive	$1,332	$(226)	$1,106	$1,323	$(226)	$1,097
Railcar	7	—	7	7	—	7
Food Packaging	3	—	3	3	—	3
Metals	12	—	12	20	—	20
	$1,354	$(226)	$1,128	$1,353	$(226)	$1,127

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

Intangible assets, net consists of the following:

		March 31, 2012			December 31, 2011
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in years)	(in millions)
Definite-lived intangible assets:
Automotive	1 - 22	$657	$(234)	$423	$656	$(222)	$434
Gaming	3 - 42	25	(3)	22	25	(2)	23
Food Packaging	6 - 12	23	(14)	9	23	(14)	9
Metals	5 - 15	19	(7)	12	15	(7)	8
Real Estate	12 - 12.5	121	(36)	85	121	(34)	87
		$845	$(294)	551	$840	$(279)	561
Indefinite-lived intangible assets:
Automotive				277			277
Gaming				54			54
Food Packaging				2			2
Metals				2			2
Home Fashion				3			3
				338			338
Intangible assets, net				$889			$899

We recorded amortization expense for each of the three months ended March 31, 2012 and 2011 of $15 million associated with definite-lived intangible assets. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.
Automotive
During the three months ended March 31, 2012, our Automotive segment increased goodwill and decreased property, plant and equipment by $8 million to correct for property, plant and equipment that were improperly valued in our initial purchase accounting.
Railcar
We perform the annual goodwill impairment test as of March 1 of each year for our Railcar segment. For purposes of goodwill impairment testing, our Railcar operating segment constitutes our reporting unit ("Railcar reporting unit"). We assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of our Railcar reporting unit is greater than its carrying amount. If, however, we had determined that it was more likely than not that the fair value of our Railcar reporting unit was less than its carrying amount, then we would perform the first step of the two-step goodwill impairment test. In evaluating whether it is more likely than not that the fair value of our Railcar reporting unit is greater than its carrying amount, we considered various qualitative and quantitative factors, including macroeconomic conditions, railcar industry trends and the fact that our Railcar reporting unit has historical positive operating cash flows that we anticipate will continue. After assessing these factors, we determined that it is more likely than not the fair value of our Railcar reporting unit is greater than its carrying amount, and therefore no further testing was necessary.
Food Packaging
As a result of our acquisition of a controlling interest in Viskase on January 15, 2010, certain long-term assets have been adjusted as a result of our required utilization of common control parties' underlying basis in such assets. As of March 31, 2012, the net balances of such assets included adjustments as follows: $3 million for goodwill and $10 million for intangible assets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

Metals
During the three months ended March 31, 2012, PSC Metals reduced its goodwill by $8 million. This change related to certain acquisitions made during fiscal 2011 and consisted of an $11 million increase in tangible and identifiable intangible assets due to finalization of purchase price allocations, offset by additional purchase price payments of $3 million.

9.	Property, Plant and Equipment, Net.
Property, plant and equipment, net consists of the following:

	Useful Life	March 31, 2012	December 31, 2011
	(in years)	(in millions)
Land		$466	$464
Buildings and improvements	4 - 40	1,052	1,040
Machinery, equipment and furniture	1 - 30	2,667	2,565
Assets leased to others	15 - 39	547	509
Construction in progress		456	410
		5,188	4,988
Less: Accumulated depreciation and amortization		(1,577)	(1,483)
Property, plant and equipment, net		$3,611	$3,505
Depreciation and amortization expense related to property, plant and equipment for the three months ended March 31, 2012 and 2011 was $85 million and $86 million, respectively.

10.	Debt.
Debt consists of the following:

	March 31, 2012	December 31, 2011
	(in millions)
8% senior unsecured notes due 2018 - Icahn Enterprises	$2,165	$1,450
7.75% senior unsecured notes due 2016 - Icahn Enterprises	1,050	1,050
Senior unsecured variable rate convertible notes due 2013 - Icahn Enterprises	556	556
Debt facilities - Automotive	2,737	2,737
Debt facilities - Gaming	—	49
Credit facilities - Gaming	172	—
Senior unsecured notes - Railcar	275	275
Senior secured notes and revolving credit facility - Food Packaging	214	214
Mortgages payable - Real Estate	74	75
Other	70	67
Total debt	$7,313	$6,473
Senior Unsecured Notes - Icahn Enterprises
8% Senior Unsecured Notes Due 2018 and 7.75% Senior Unsecured Notes Due 2016
On January 15, 2010, we and Icahn Enterprises Finance Corp. (“Icahn Enterprises Finance”) (collectively, the “Issuers”), issued $850 million aggregate principal amount of 7.75% Senior Unsecured Notes due 2016 (the “2016 Notes”) and $1,150 million aggregate principal amount of 8% Senior Unsecured Notes due 2018 (the “2018 Notes” and, together with the 2016 Notes, referred to as the “Initial Notes”) pursuant to the purchase agreement, dated January 12, 2010, by and among the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

Issuers, Icahn Enterprises Holdings, as guarantor (the “Guarantor”), and Jefferies & Company, Inc., as initial purchaser. The gross proceeds from the sale of the Initial Notes were $1,987 million, a portion of which was used to retire certain notes during fiscal 2010. Interest on the 2016 Notes and 2018 Notes are payable on January 15 and July 15 of each year, commencing July 15, 2010.
On November 12, 2010, the Issuers issued an additional $200 million aggregate principal amount of the 2016 Notes and $300 million aggregate principal amount of the 2018 Notes (such notes are collectively referred to as the “2010 Additional Notes”), pursuant to the purchase agreement, dated November 8, 2010, by and among the Issuers, Icahn Enterprises Holdings, as guarantor and Jefferies & Company, Inc., as initial purchaser. The 2010 Additional Notes constitute the same series of securities as the Initial Notes for purposes of the indenture governing the notes and vote together on all matters with such series. The 2010 Additional Notes have substantially identical terms as the Initial Notes. The gross proceeds from the sale of the Additional New Notes were $512 million.
On January 17, 2012 and February 6, 2012, the Issuers issued an additional aggregate $700 million principal amount of the 2018 Notes (such notes are collectively referred to as the “2012 Additional Notes”), pursuant to their respective purchase agreements, by and among the Issuers, Icahn Enterprises Holdings, as guarantor and Jefferies & Company, Inc., as initial purchaser. These notes constitute the same series of securities as the Initial Notes for purposes of the indenture governing the notes and vote together on all matters with such series. These notes have substantially identical terms as the Initial Notes. The gross proceeds from the sale of these notes were $716 million and will be used for general corporate purposes.
The Initial Notes, 2010 Additional Notes and 2012 Additional Notes (referred to collectively as the notes) were issued under and are governed by an indenture, dated January 15, 2010 (the “Indenture”), among the Issuers, the Guarantor and Wilmington Trust Company, as trustee. The Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments. On or after January 15, 2013, the Issuers may redeem all of the 2016 Notes at a price equal to 103.875% of the principal amount of the 2016 Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 101.938% on and after January 15, 2014 and 100% on and after January 15, 2015. On or after January 15, 2014, the Issuers may redeem all of the 2018 Notes at a price equal to 104.000% of the principal amount of the 2018 Notes, plus accrued and unpaid interest, with such option redemption prices decreasing to 102.000% on and after January 15, 2015 and 100% on and after January 15, 2016. Before January 15, 2013, the Issuers may redeem up to 35% of the aggregate principal amount of each of the 2016 Notes and 2018 Notes with the net proceeds of certain equity offerings at a price equal to 107.750% and 108.000%, respectively, of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the 2016 Notes or 2018 Notes, as the case may be, originally issued remains outstanding immediately after such redemption. If the Issuers experience a change of control, the Issuers must offer to purchase for cash all or any part of each holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest.
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
In connection with the issuance of the 2012 Additional Notes, the Issuers and the Guarantor entered into Registration Rights Agreements, one of which was dated January 17, 2012 and the other was dated February 6, 2012, with the Initial Purchaser. On January 20, 2012, we filed an initial registration statement on Form S-4 under the Securities Act of 1933, as amended (the “Securities Act”) with respect to the 2012 Additional Notes. The SEC declared our exchange offer registration statement on Form S-4 under the Securities Act with respect to the 2012 Additional Notes effective on March 20, 2012. Pursuant to the Registration Rights Agreements, we subsequently commenced the exchange offer to exchange the unregistered 2012 Additional Notes for notes that are registered with the SEC ("Exchange Notes") and the exchange offer expired on April 18, 2012. The 2012 Additional Notes in the aggregate principal amount of $700 million were properly tendered in the exchange offer and accepted by us in exchange for registered Exchange Notes.
Senior Unsecured Variable Rate Convertible Notes Due 2013 - Icahn Enterprises
In April 2007, we issued an aggregate of $600 million of variable rate senior convertible notes due 2013 (the “variable rate notes”). The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act, and issued

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

pursuant to an indenture dated as of April 5, 2007, by and among us, as issuer, Icahn Enterprises Finance, as co-issuer, and Wilmington Trust Company, as trustee. Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the variable rate notes. The variable rate notes bear interest at a rate of three-month LIBOR minus 125 basis points, but the all-in-rate can be no less than 4.0% nor more than 5.5%, and are convertible into our depositary units at a conversion price of $132.595 per depositary unit per $1,000 principal amount, subject to adjustments in certain circumstances. Pursuant to the indenture governing the variable rate notes, on October 5, 2008, the conversion price was adjusted downward to $105.00 per depositary unit per $1,000 principal amount. As a result of the unit distributions on May 31, 2011 and March 30, 2012, the conversion price was adjusted further downward to $103.30 per depositary unit per $1,000 principal amount. As of March 31, 2012, the interest rate was 4.0%. The interest on the variable rate notes is payable quarterly on each January 15, April 15, July 15 and October 15. The variable rate notes mature on August 15, 2013, assuming they have not been converted to depositary units before their maturity date.
In the event that we declare a cash dividend or similar cash distribution in any calendar quarter with respect to our depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits and/or stock dividends), the indenture governing the variable rate notes requires that we simultaneously make such distribution to holders of the variable rate notes in accordance with a formula set forth in the indenture. We paid aggregate cash distributions of $1 million for the three months ended March 31, 2011 to holders of our variable rate notes in respect to our distribution payments to our depositary unitholders. Such amounts have been classified as interest expense.
Senior Unsecured Notes Restrictions and Covenants
The indenture governing the variable rate notes, and the indenture governing both the 2016 Notes and the 2018 Notes (including the 2010 Additional Notes and the 2012 Additional Notes), restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the applicable indenture, with certain exceptions. In addition, the indentures require that on each quarterly determination date we and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates.
As of March 31, 2012 and December 31, 2011, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the applicable indentures. Additionally, as of March 31, 2012, based on covenants in the indenture governing our senior unsecured notes, we are permitted to incur approximately $1.4 billion in additional indebtedness.
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
As of March 31, 2012 and December 31, 2011, the borrowing availability under the revolving credit facility was $494 million and $496 million, respectively. Federal-Mogul had $40 million and $38 million of letters of credit outstanding as of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

March 31, 2012 and December 31, 2011, respectively, pertaining to the term loan credit facility.
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
The Debt Facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on (i) investments; (ii) certain acquisitions, mergers or consolidations; (iii) sale and leaseback transactions; (iv) certain transactions with affiliates and (v) dividends and other payments in respect of capital stock. At March 31, 2012 and December 31, 2011, Federal-Mogul was in compliance with all debt covenants under the Debt Facilities.
Credit Facilities - Gaming
New Credit Facilities
In March 2012, Tropicana entered into credit facilities (the "Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million, issued at a discount of 2% (the "New Term Loan Facility") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million (the "Letter of Credit Facility"). Commencing on June 30, 2012, the New Term Loan Facility requires quarterly principal payments of 0.25% of the original principal amount with any remaining outstanding amounts due on the maturity date, March 16, 2018. The New Term Loan Facility is secured by substantially all of Tropicana's assets and is guaranteed by all of its domestic subsidiaries. The obligations under the New Term Loan Facility bear interest, at Tropicana's election, at an annual rate equal to either: (i) the sum of (a) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) (subject to a 1.50% floor); plus (b) a margin of 6.00%; or (ii) the sum of: (a) the alternate base rate, which is equal to the greatest of: (1) the corporate base rate of UBS AG, Stamford Branch; (2) the Federal Funds Effective Rate (as defined in the New Term Loan Facility) plus 0.50%; or (3) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) for one month plus 1.00% (all subject to a 2.50% floor); plus (b) a margin of 5.00%; such that, in either case, the applicable interest rate shall not be less than 7.50%.  An additional 2% default rate also applies in certain instances described in the New Term Loan Facility. As of March 31, 2012, the interest rate was 7.5%. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the Exit Facility, as discussed below, which totaled $108 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty, of which $58 million was eliminated in consolidation due to the fact that we had owned a portion of the Exit Facility. In addition, the Revolving Facility was terminated when the Exit Facility was repaid in full. Our Gaming segment recognized a $2 million loss on extinguishment of debt which includes a $1 million prepayment penalty and a $1 million write-off of unamortized debt issuance costs and discounts.
At the election of Tropicana and subject to certain conditions, the amount available under the New Term Loan Facility may be increased by up to $75 million, which increased amount may be comprised of additional term loans and up to $20million of revolving loans. The Letter of Credit Facility provides for the issuance of letters of credit with an aggregate stated amount of up to $15 million, through a termination date of March 16, 2017. The letters of credit issued under the Letter of Credit Facility will be secured by cash collateral in an amount no less than 103% of the face amounts of such letters of credit.
The New Term Loan Facility may be prepaid at the option of Tropicana at any time without penalty (other than customary breakage fees), except that a 1% premium will apply in certain circumstances if prepaid prior to March 16, 2013. The New Term Loan Facility contains mandatory prepayment provisions from proceeds received by Tropicana and its subsidiaries as a result of asset sales, the incurrence of indebtedness and issuance of equity, casualty events and excess cash flow (subject in each case to certain exceptions). Key covenants binding Tropicana and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, (ii) compliance with a first lien net leverage ratio, measured quarterly on a trailing twelve-month basis (commencing at 3.50:1.00 for the fiscal quarter ending June 30, 2012, and reducing over time to 2.50:1.00 beginning as of the fiscal quarter ending March 31, 2016), and (iii) compliance with a total net leverage ratio, measured quarterly on a training twelve-month basis, of 5.00:1.00.  Tropicana was in compliance with the covenants of the New Term Loan Facility at March 31, 2012.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

Prior Credit Facilities
In connection with Tropicana's completion of the Restructuring Transactions (see Note 2, “Operating Units-Gaming”), Tropicana entered into a credit facility (the "Exit Facility") which consisted of a (i) $130 million senior secured term loan credit facility issued at a discount of 7%, which was funded on March 8, 2010, the Effective Date and (ii) a $20 million senior secured revolving credit facility. Each of the Investment Funds was a lender under the Exit Facility and, in the aggregate, held over 50% of the loans under the Term Loan Facility and was obligated to provide 100% of any amounts borrowed by Tropicana under the Revolving Facility. The Exit Facility would have matured on March 8, 2013 and was secured by substantially all of Tropicana's assets. On June 30, 2011, the Investment Funds made a dividend-in-kind distribution of their investment in the loans under the Exit Facility to us and as a result we are now the direct lenders under Exit Facility. (See Note 2, "Operating Units-Gaming," for additional discussion regarding this distribution-in-kind.) All amounts outstanding under the Exit Facility accrued interest at a rate per annum of 15% so long as no default or event of default has occurred and, or at a rate per annum of 17% in the event that a default or event of default has occurred. In addition, Tropicana was required to pay an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility. The Exit Facility was guaranteed by substantially all the existing and future subsidiaries of Tropicana. As discussed above, in March 2012, Tropicana paid in full the remaining amounts outstanding under the Exit Facility and terminated its Revolving Facility.
Senior Unsecured Notes - Railcar
In February 2007, ARI issued $275 million senior unsecured fixed rate notes that were subsequently exchanged for registered notes in March 2007 (the “ARI Notes”).
The ARI Notes bear a fixed interest rate of 7.5% and are due in 2014. Interest on the ARI Notes is payable semi-annually in arrears on March 1 and September 1. The indenture governing the ARI Notes (the “ARI Notes Indenture”) contains restrictive covenants that limit ARI's ability to, among other things, incur additional debt, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. ARI was in compliance with all of its covenants under the ARI Notes Indenture as of March 31, 2012.
As of March 1, 2012, ARI can redeem the ARI Notes in whole or in part at a redemption price equal to 101.875% of the principal amount of the ARI Notes plus accrued and unpaid interest. The redemption price will decline to 100.0% of the principal amount of the ARI Notes plus accrued and unpaid interest beginning on March 1, 2013. The ARI Notes are due in full plus accrued unpaid interest on March 1, 2014.
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
In November 2007, Viskase entered into a $25 million secured revolving credit facility (the “Viskase Revolving Credit Facility”) with Arnos Corporation, an affiliate of Mr. Icahn. In connection with our majority acquisition of Viskase on January 15, 2010, we assumed the Viskase Revolving Credit Facility from Arnos Corporation. On April 28, 2011, we entered into an

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

agreement with Viskase, extending the maturity date of the Viskase Revolving Credit Facility from January 31, 2012 to January 31, 2013. On March 14, 2012, the maturity date was extended further to January 31, 2014. Borrowings under the loan and security agreement governing the Viskase Revolving Credit Facility are subject to a borrowing base formula based on percentages of eligible domestic receivables and eligible domestic inventory. Under the Viskase Revolving Credit Facility, the interest rate is LIBOR plus a margin of 2.00% currently (which margin will be subject to performance based increases up to 2.50%); provided that the minimum interest rate shall be at least equal to 3.00%. The Viskase Revolving Credit facility also provides for an unused line fee of 0.375% per annum. There were no borrowings under the Viskase Revolving Credit Facility as of each of March 31, 2012 and December 31, 2011.
Indebtedness under the Viskase Revolving Credit Facility is secured by liens on substantially all of Viskase's domestic and Mexican assets, with liens on certain assets that are contractually senior to the Viskase 9.875% Notes and the related guarantees pursuant to an intercreditor agreement and the Viskase 9.875% Notes.
The Viskase Revolving Credit Facility contains various covenants which restrict Viskase's ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets, make certain restricted payments, create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. The Viskase Revolving Credit Facility also requires that Viskase complies with various financial covenants. Viskase is in compliance with these requirements as of March 31, 2012 and December 31, 2011.
In its foreign operations, Viskase has unsecured lines of credit with various banks providing approximately $8 million of availability. There were no borrowings under the lines of credit at March 31, 2012 and December 31, 2011.
Letters of credit in the amount of $2 million were outstanding under facilities with a commercial bank, and were cash collateralized at each of March 31, 2012 and December 31, 2011.
Mortgages Payable - Real Estate
Mortgages payable, all of which are non-recourse to us, bear interest at rates between 4.97% and 7.99% and have maturities between May 31, 2013 and October 31, 2028.
Other
Secured Revolving Credit Agreement - Home Fashion
On June 15, 2011, WPH executed an amended and restated senior secured revolving credit facility, or WPH Revolving Credit Facility, with Bank of America, NA, or BOA. This one-year senior credit facility is for $50 million with a maximum borrowing availability of $45 million, subject to monthly borrowing base calculations. Borrowings under the agreement bear interest, at the election of WPH, either at base rate (prime plus 1.00%) adjusted by an applicable margin ranging from 2.00% to 2.50% or LIBOR adjusted by a applicable margin ranging from plus 3.0% to 3.5%. WPH pays an unused line fee of 0.50% to 0.625%. Obligations under the agreement are secured by WPH's receivables, inventory and certain machinery and equipment. On January 1, 2012, WPH sent notice to BOA to reduce the face amount and maximum borrowing availability of this credit facility to $15 million effective January 1, 2012.
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
As of March 31, 2012, there were no borrowings under the agreement, but there were outstanding letters of credit of $9 million. Based upon the eligibility and reserve calculations within the agreement, WPH had unused borrowing availability of $4 million at March 31, 2012.
This agreement expires on June 15, 2012 and WPH currently does not intend to renew this agreement upon its expiration. WPH has determined that its liquidity needs are sufficiently covered by existing and projected cash resources for the foreseeable future. In the future, WPH may explore other financing options as circumstances warrant.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

11.	Compensation Arrangements.
Automotive
Effective March 31, 2012, Jose Maria Alapont retired as President and Chief Executive Officer of Federal-Mogul. Mr. Alapont's retirement had no accounting impact on either the stock options or deferred compensation agreement as discussed below.
On March 23, 2010, Federal-Mogul entered into the Second Amended and Restated Employment Agreement, which extended Mr. Alapont's employment with Federal-Mogul for three years. Also on March 23, 2010, Federal-Mogul amended and restated the Stock Option Agreement by and between Federal-Mogul and Mr. Alapont dated as of February 15, 2008 (the “Restated Stock Option Agreement”). The Restated Stock Option Agreement removed Mr. Alapont's put option to sell stock received from a stock option exercise to Federal-Mogul for cash. The Restated Stock Option Agreement provides for payout of any exercise of Mr. Alapont's stock options in stock or, at the election of Federal-Mogul, in cash. The awards were previously accounted for as liability awards based on the optional cash exercise feature; however, the accounting impact associated with this modification is that the stock options are now considered an equity award as of March 23, 2010. Federal-Mogul revalued the four million stock options granted to Mr. Alapont at March 23, 2010, resulting in a revised fair value of $27 million. This amount was reclassified from accounts payable, accrued expenses and other liabilities to equity due to their equity award status. As these stock options were fully vested as of March 23, 2010, no further expense related to these stock options will be recognized. These options had no intrinsic value as of each of March 31, 2012 and December 31, 2011. These options expire on June 29, 2012. None of these stock options have been exercised or forfeited as of March 31, 2012.
Mr. Alapont's deferred compensation agreement was also amended and restated on March 23, 2010, resulting in a revised fair value of $8 million at March 31, 2012. The amended and restated agreement included no changes that impacted the accounting for this agreement. Since the revised and restated agreement continues to provide for net cash settlement at the option of Mr. Alapont, it continues to be treated as a liability award as of March 31, 2012 and through its eventual payout, which will occur promptly following October 1, 2012. The amount of the payout shall be equal to $10 million (500,000 shares of Federal-Mogul's common stock multiplied by the March 23, 2010 stock price of $19.46), offset by 75% of the intrinsic value of any exercise by Mr. Alapont of two million of the options noted above ("options connected to deferred compensation"). During each of the three months ended March 31, 2012 and 2011, Federal-Mogul recognized less than $1 million in expenses associated with Mr. Alapont's deferred compensation agreement. The deferred compensation agreement had intrinsic values of $10 million as of both March 31, 2012 and December 31, 2011.
The deferred compensation fair values were estimated using the Monte Carlo valuation model with the following assumptions:

Exercise price	N/A
Expected volatility	55.00%
Expected dividend yield.	—%
Risk-free rate over the estimated expected life	0.13%
Expected life (in years)	0.3
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

12.	Pension, Other Post-employment Benefits and Employee Benefit Plans.
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
March 31, 2012 (Unaudited)

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
Components of net periodic benefit cost (credit) for our Automotive, Railcar and Food Packaging segments for the three months ended March 31, 2012 and 2011 are as follows:

	Pension Benefits		Other Post-Employment Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
	(in millions)
Service cost	$7	$7	$—	$—
Interest cost	21	22	4	5
Expected return on plan assets	(16)	(17)	—	—
Amortization of actuarial losses	10	6	—	—
Amortization of prior service credit	—	—	(4)	(4)
Settlement gain	(1)	—	—	—
	$21	$18	$—	$1

13.	Net Income Per LP Unit.
Basic income (loss) per LP unit is based on net income or loss attributable to Icahn Enterprises allocable to limited partners. Net income or loss allocable to limited partners is divided by the weighted-average number of LP units outstanding. Diluted income (loss) per LP unit is based on basic income (loss) adjusted for interest charges applicable to the variable rate notes as well as the weighted-average number of units and equivalent units outstanding.
The following table sets forth the allocation of net income attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted income per LP unit for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(in millions, except per unit data)
Net income attributable to Icahn Enterprises	$49	$240

Income attributable to Icahn Enterprises allocable to limited partners (98.01% allocation)	$48	$235

Basic income per LP unit	$0.49	$2.73
Basic weighted average LP units outstanding	97	86

Dilutive effect of variable rate convertible notes(1):
Income	$—	$6
Units	—	5

Diluted income per LP unit:	$0.49	$2.65
Diluted weighted average LP units outstanding	97	91
(1)As their effect would have been anti-dilutive, 5 million equivalent units relating to our variable rate notes have been excluded from the diluted weighted average LP units outstanding for the three months ended March 31, 2012.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

Unit Distributions
On February 28, 2012, the board of directors declared a quarterly distribution of $0.35 per depositary unit, comprised of a combination of $0.10 payable in cash and $0.25 payable in depositary units. The distribution was paid on March 30, 2012 to depositary unitholders of record at the close of business on March 15, 2012. We calculated the depositary units to be distributed based on the 20 trading day volume weighted average price of our depositary units ended on February 27, 2012, resulting in 0.006269 of a unit being distributed per depositary unit.  To the extent that the aggregate units distributed to any holder included a fraction of a unit, that fractional unit was settled in cash. As a result, we distributed 619,585 depositary units on March 30, 2012 in connection with this distribution.
On April 29, 2011, the board of directors declared a quarterly distribution of $0.50 per depositary unit, comprised of a combination of $0.10 payable in cash and $0.40 payable in depositary units. The distribution was paid on May 31, 2011 to depositary unitholders of record at the close of business on May 16, 2011. We calculated the depositary units to be distributed based on the 20-trading day volume weighted average price of our depositary units ended on May 3, 2011, resulting in 0.009985 of a unit being distributed per depositary unit.  To the extent that the aggregate units distributed to any holder included a fraction of a unit, that fractional unit was settled in cash. As a result, we distributed 843,295 depositary units on May 31, 2011 in connection with this distribution.
As a result of our unit distributions on March 30, 2012 and May 31, 2011, we restated prior years' income per LP unit to reflect the increase in weighted average LP units outstanding for all comparative periods. The effect on income per LP unit was a reduction of $0.03 per depositary unit for the three months ended March 31, 2011.
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
Pursuant to the rights offering, Icahn Enterprises distributed transferable subscription rights pro rata to the holders of record of its depositary units as of the close of business on December 27, 2011, the record date. Icahn Enterprises' depositary unitholders received 0.15881 rights for each depositary unit held as of the record date. Each whole right entitled the holder to acquire one newly issued depositary unit of Icahn Enterprises at a subscription price of $36.7933. In addition, holders of rights were entitled to subscribe for additional depositary units that remained unsubscribed as a result of any unexercised subscription rights. Icahn Enterprises distributed the rights to the record date unitholders on January 3, 2012. The rights traded on the NASDAQ Global Select Market ("NASDAQ") under the ticker symbol "IEPRR" from January 3, 2012 until the close of NASDAQ on January 20, 2012, the expiration date of the rights offering. No fractional depositary units were issued in the rights offering. The number of depositary units issued upon exercise by all unitholders of its rights were rounded to the nearest whole depositary unit to eliminate fractional depositary units. In connection with this rights offering, we distributed and aggregate 13,590,238 additional depositary units to unitholders that subscribed to the basic subscription rights and the over-subscription rights and we received proceeds of $500 million. Of these additional depositary units distributed pursuant to the rights offering, Mr. Icahn and his affiliates received 12,995,584 additional depositary units, bringing their total depositary units held to 92,233,846 units, or approximately 93.0% of our total outstanding depositary units.
Cancellation of Treasury Units
On January 20, 2012, we canceled all of our 1,137,200 treasury units outstanding.

14.	Segment Reporting.
As of March 31, 2012, our eight reporting segments are: (1) Investment; (2) Automotive; (3) Gaming; (4) Railcar; (5) Food Packaging; (6) Metals; (7) Real Estate and (8) Home Fashion. In addition to our eight reporting segments, we present the results of the Holding Company which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company. See Note 2, “Operating Units,” for a detailed description of each of our reporting segments.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

We assess and measure segment operating results based on net income attributable to Icahn Enterprises as disclosed below. Certain terms of financings for certain of our segments impose restrictions on the segments' ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions.
As described in Note 2, our Investment segment acquired a controlling interest in Tropicana on November 15, 2010 and, therefore, we consolidated the results of Tropicana effective November 15, 2010. As further described in Note 2, through a distribution-in-kind transaction from our Investment segment directly to us, we directly own the investment in Tropicana's common stock effective April 29, 2011. Through an additional distribution-in-kind transaction from our Investment segment directly to us, we directly owned the investment in Tropicana's Exit Facility effective June 30, 2011. Our management evaluates the aggregate performance of the Investment segment with all of its investments stated on a fair value basis, including its investment in Tropicana. Accordingly, although we are required to consolidate the results of Tropicana effective November 15, 2010 and separately report their results as part of our Gaming segment, the column representing our Investment segment's results include the investment in Tropicana on a fair value basis during the three months ended March 31, 2011. For such period, we eliminate the fair value effects of Tropicana in the column labeled “Eliminations.”
Condensed statements of operations by reporting segment for the three months ended March 31, 2012 and 2011 are presented below:

	Three Months Ended March 31, 2012
	Investment	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,764	$—	$164	$83	$332	$—	$56	$—	$2,399
Other revenues from operations	—	—	155	17	—	—	20	—	—	192
Net gain from investment activities	50	—	—	—	—	—	—	—	8	58
Interest and dividend income	23	1	—	1	—	—	—	—	—	25
Other (loss) income, net	(2)	9	(2)	—	—	—	1	1	3	10
	71	1,774	153	182	83	332	21	57	11	2,684
Expenses:
Cost of goods sold	—	1,487	—	137	63	331	—	54	—	2,072
Other expenses from operations	—	—	80	14	—	—	12	—	—	106
Selling, general and administrative	3	201	62	6	13	7	3	10	4	309
Restructuring	—	6	—	—	—	—	—	1	—	7
Impairment	—	1	—	—	—	—	—	1	—	2
Interest expense	2	36	2	5	5	—	1	—	66	117
	5	1,731	144	162	81	338	16	66	70	2,613
Income (loss) before income tax (expense) benefit	66	43	9	20	2	(6)	5	(9)	(59)	71
Income tax (expense) benefit	—	(10)	1	(8)	(1)	4	—	—	44	30
Net income (loss)	66	33	10	12	1	(2)	5	(9)	(15)	101
Less: net income attributable to non-controlling interests	(35)	(10)	(2)	(5)	—	—	—	—	—	(52)
Net income (loss) attributable to Icahn Enterprises	$31	$23	$8	$7	$1	$(2)	$5	$(9)	$(15)	$49

Supplemental information:
Capital expenditures	$—	$130	$12	$41	$12	$2	$—	$—	$—	$197
Depreciation and amortization(1)	$—	$69	$9	$5	$4	$6	$5	$2	$—	$100

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

	Three Months Ended March 31, 2011
	Investment	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Eliminations	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,724	$—	$69	$80	$279	$1	$98	$—	$—	$2,251
Other revenues from operations	—	—	157	16	—	—	20	—	—	—	193
Net gain from investment activities	616	—	—	—	—	—	—	—	10	(9)	617
Interest and dividend income	34	1	—	1	—	—	—	—	1	(3)	34
Other (loss) income, net	(29)	9	—	(2)	—	—	—	1	4	—	(17)
	621	1,734	157	84	80	279	21	99	15	(12)	3,078
Expenses:
Cost of goods sold	—	1,445	—	67	61	261	1	90	—	—	1,925
Other expenses from operations	—	—	84	13	—	—	11	—	—	—	108
Selling, general and administrative	13	189	68	7	11	6	4	16	5	—	319
Restructuring	—	1	—	—	—	—	—	2	—	—	3
Impairment	—	—	—	—	—	—	—	—	—	—	—
Interest expense	3	35	2	5	5	—	2	—	57	—	109
	16	1,670	154	92	77	267	18	108	62	—	2,464
Income (loss) before income tax (expense) benefit	605	64	3	(8)	3	12	3	(9)	(47)	(12)	614
Income tax (expense) benefit	—	(14)	2	3	(1)	(4)	—	—	(4)	—	(18)
Net income (loss)	605	50	5	(5)	2	8	3	(9)	(51)	(12)	596
Less: net (income) loss attributable to non-controlling interests	(352)	(13)	(3)	2	(1)	—	—	3	—	8	(356)
Net income (loss) attributable to Icahn Enterprises	$253	$37	$2	$(3)	$1	$8	$3	$(6)	$(51)	$(4)	$240

Supplemental information:
Capital expenditures	$—	$100	$3	$6	$—	$1	$5	$—	$—	$—	$115
Depreciation and amortization(1)	$—	$68	$10	$6	$4	$5	$5	$3	$—	$—	$101
(1) Excludes amounts related to the amortization of debt discounts and premiums.

Condensed balance sheets by reporting segment as of March 31, 2012 and December 31, 2011 are presented below:

	March 31, 2012
	Investment	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$12	$849	$218	$273	$46	$4	$199	$52	$1,814	$3,467
Cash held at consolidated affiliated partnerships and restricted cash	2,220	—	19	—	2	3	2	—	3	2,249
Investments	5,476	244	35	46	—	—	—	14	61	5,876
Accounts receivable, net	—	1,293	17	45	58	135	6	49	—	1,603
Inventories, net	—	1,001	—	105	58	159	—	71	—	1,394
Property, plant and equipment, net	—	1,917	419	230	139	137	676	90	3	3,611
Goodwill and intangible assets, net	—	1,806	76	7	14	26	85	3	—	2,017
Other assets	257	345	61	19	31	49	15	32	39	848
Total assets	$7,965	$7,455	$845	$725	$348	$513	$983	$311	$1,920	$21,065
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$418	$1,905	$146	$119	$71	$97	$25	$36	$97	$2,914
Securities sold, not yet purchased, at fair value	975	—	—	—	—	—	—	—	—	975
Due to brokers	5	—	—	—	—	—	—	—	—	5
Post-employment benefit liability	—	1,266	—	9	55	3	—	—	—	1,333
Debt	—	2,800	172	275	216	4	75	—	3,771	7,313
Total liabilities	1,398	5,971	318	403	342	104	100	36	3,868	12,540

Equity attributable to Icahn Enterprises	3,164	1,071	352	179	1	409	883	275	(1,948)	4,386
Equity attributable to non-controlling interests	3,403	413	175	143	5	—	—	—	—	4,139
Total equity	6,567	1,484	527	322	6	409	883	275	(1,948)	8,525
Total liabilities and equity	$7,965	$7,455	$845	$725	$348	$513	$983	$311	$1,920	$21,065

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

	December 31, 2011
	Investment	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Eliminations	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$7	$953	$150	$307	$66	$7	$216	$55	$517	$—	$2,278
Cash held at consolidated affiliated partnerships and restricted cash	4,941	—	16	—	2	2	2	—	16	—	4,979
Investments	8,448	228	34	45	—	—	—	13	170	—	8,938
Accounts receivable, net	—	1,169	19	34	53	98	5	46	—	—	1,424
Inventories, net	—	956	—	96	53	163	—	76	—	—	1,344
Property, plant and equipment, net	—	1,855	416	194	131	134	679	93	3	—	3,505
Goodwill and intangible assets, net	—	1,808	77	7	14	30	87	3	—	—	2,026
Other assets	81	319	58	21	31	42	15	33	42	—	642
Total assets	$13,477	$7,288	$770	$704	$350	$476	$1,004	$319	$748	$—	$25,136
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$162	$1,875	$145	$110	$75	$85	$23	$36	$332	$—	$2,843
Securities sold, not yet purchased, at fair value	4,476	—	—	—	—	—	—	—	—	—	4,476
Due to brokers	2,171	—	—	—	—	—	—	—	—	—	2,171
Post-employment benefit liability	—	1,272	—	9	56	3	—	—	—	—	1,340
Debt	—	2,798	49	275	216	4	75	—	3,056	—	6,473
Total liabilities	6,809	5,945	194	394	347	92	98	36	3,388	—	17,303

Equity attributable to Icahn Enterprises	3,282	967	402	172	(1)	384	906	283	(2,640)	—	3,755
Equity attributable to non-controlling interests	3,386	376	174	138	4	—	—	—	—	—	4,078
Total equity	6,668	1,343	576	310	3	384	906	283	(2,640)	—	7,833
Total liabilities and equity	$13,477	$7,288	$770	$704	$350	$476	$1,004	$319	$748	$—	$25,136

15.	Income Taxes.
For the three months ended March 31, 2012, we recorded an income tax benefit of $30 million on pre-tax income of $71 million compared to an income tax provision of $18 million on pre-tax income of $614 million for the three months ended March 31, 2011. Our effective income tax rate was (42.3)% and 2.9% for the three months ended March 31, 2012 and 2011, respectively.
The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in valuation allowances and partnership income not subject to taxation, as such taxes are the responsibility of the partners. In February, 2012, WPH merged into a newly formed single member limited liability company owned by American Entertainment Properties Corp, a wholly owned subsidiary of ours. The merger constituted a tax-free reorganization and resulted in the release of approximately $48 million of WPH's valuation allowance.
Federal-Mogul believes that it is reasonably possible that its unrecognized tax benefits, which primarily relate to audit settlements or statue expirations, may decrease by approximately $328 million within the next 12 months due to audit settlements or statute expirations, of which approximately $43 million, if recognized, could impact the effective tax rate.

16.	Accumulated Other Comprehensive Loss.
Accumulated other comprehensive loss consists of the following:

	March 31, 2012	December 31, 2011
	(in millions)
Post-employment benefits, net of tax	$(406)	$(415)
Hedge instruments, net of tax	(66)	(80)
Translation adjustments and other, net of tax	(276)	(360)
	$(748)	$(855)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

17.	Other Income (Loss), Net.
Other income (loss), net consists of the following:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Loss on extinguishment of debt	$(2)	$—
Dividend expense related to securities sold, not yet purchased	(2)	(13)
Gain (loss) on disposition of assets	3	(2)
Appreciation on deferred management fee	—	(13)
Equity earnings from non-consolidated affiliates	11	8
Foreign currency translation loss	(2)	(1)
Other	2	4
	$10	$(17)

18.	Commitments and Contingencies.
Investment
Exit Facility
In connection with Tropicana's completion of the Restructuring Transactions (see Note 2, “Operating Units-Gaming”), Tropicana entered into the Exit Facility, as amended, which consists of a (i) $130 million Term Loan Facility issued at a discount of 7%, which was funded on March 8, 2010, the Effective Date and (ii) $20 million Revolving Facility. Each of the Investment Funds was a lender under the Exit Facility and, in the aggregate, held over 50% of the loans under the Term Loan Facility and was obligated to provide 100% of any amounts borrowed by Tropicana under the Revolving Facility. As described in Note 2, on June 30, 2011, the Investment Funds made a distribution-in-kind of their investment in the Exit Facility to us and as a result we became the lenders under the Exit Facility. As further discussed in Note 10, "Debt," in March 2012, Tropicana paid in full the remaining amounts outstanding under the Exit Facility and the Revolving Facility was canceled therewith.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

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
Total environmental liabilities, determined on an undiscounted basis, were $16 million at both March 31, 2012 and December 31, 2011, and are included in accrued expenses and other liabilities in our consolidated balance sheets.
Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At March 31, 2012, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $42 million.
Asset Retirement Obligations
Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $22 million at both March 31, 2012 and December 31, 2011 for ARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of these ARO amounts.
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
The Marsh Defendants filed an answer on October 20, 2010 denying the material allegations of the complaint and subsequently filed a Motion to Dismiss for Forum Non Conveniens in December 2010, which motion was denied by the Court on April 12, 2011. On August 18, 2011 the Marsh Defendants filed a Motion for Summary Judgment arguing that the Court should apply the Arizona Statue of Limitations to the action. Aztar filed an objection to the Marsh Defendants' motion on

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

September 23, 2011 arguing, inter alia, that the New Jersey Statute of Limitations applies to the action. The Marsh Defendants filed its Reply on October 3, 2011. The motion was argued in January 2012. In April 2012, the Court granted the Marsh Defendants' motion for Summary Judgment dismissing Aztar's complaint with prejudice. Aztar subsequently filed a Motion for Reconsideration with the Court, which motion is pending the Court's consideration. Any recovery obtained by Aztar in this action will be recoverable by Tropicana as the current owner of Tropicana AC.
Railcar
Environmental Matters
ARI is subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI's actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI's operations that involve hazardous materials also raise potential risks of liability under common law. Management believes that there are no current environmental issues identified that would have a material adverse effect on ARI. Certain real property ARI acquired from ACF Industries LLC ("ACF") in 1994 has been involved in investigation and remediation activities to address contamination. Substantially all of the issues identified relate to the use of this property prior to its transfer to ARI by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. As of March 31, 2012, ARI does not believe it will incur material costs in connection with any investigation or remediation activities relating to these properties, but it cannot assure that this will be the case. If ACF fails to honor its obligations to ARI, ARI could be responsible for the cost of such remediation. ARI believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its operations or financial condition.
Other Matters
One of ARI's joint ventures entered into a credit agreement in December 2007. Effective August 5, 2009, ARI and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50% interest in the loan. The total commitment under the term loan is $60 million with an additional $10 million commitment under the revolving loan. ARI is responsible to fund 50% of the loan commitments. The balance outstanding on these loans, due to ARI, was $38 million of principal and accrued interest as of March 31, 2012. ARI's share of the remaining commitment on these loans was $2 million as of March 31, 2012.
On September 2, 2009, a complaint was filed by George Tedder (the "Plaintiff") against ARI in the U.S. District Court, Eastern District of Arkansas. The Plaintiff alleged that ARI was liable for an injury that resulted during the Plaintiff's break on April 24, 2008. At trial on April 9, 2012, the jury ruled in favor of the Plaintiff, thus ARI recorded a related charge that was included in the consolidated financial results for the three months ended March 31, 2012. ARI intends to appeal this decision.
Metals
Environmental Matters
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $30 million at both March 31, 2012 and December 31, 2011. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.
Estimates of PSC Metals' liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates. Moreover, because PSC Metals has disposed of waste materials at numerous third-party disposal

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

facilities, it is possible that PSC Metals will be identified as a PRP at additional sites. The impact of such future events cannot be estimated at the current time.
PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  PSC Metals has negotiated a settlement with the Environmental Protection Agency ("EPA") that will resolve PSC Metals and its predecessors' liability associated with the Port Refinery superfund site in the Village of Rye Brook, NY. PSC Metals expects the settlement to become final in the next few months and believes that it has adequately accrued for this settlement. With respect to all other matters in which PSC Metals has been designated as the PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of March 31, 2012 and December 31, 2011. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
PSC Metals recently received three notices of violation from the Missouri Department of Natural Resources ("MDNR") for hazardous waste and water violations related to its Festus, Missouri location. PSC Metals has responded to the notices of violation and is cooperating with MDNR's ongoing investigation of the site. PSC Metals is in the process of negotiating a settlement with the EPA that will resolve the  three notices of violation referenced above.  The contemplated  settlement does not include any costs or penalties that may be incurred resulting from potential contamination at the facility.  The MDNR has recently undertaken sampling for lead at residences near PSC Metals' Festus yard.   MDNR has indicated to PSC Metals that this sampling was initiated in response to citizen complaints regarding its Festus yard.  PSC Metals anticipates that MDNR will receive the results of this sampling in June 2012.  At this time PSC Metals cannot assess the liability, if any, that it may have for remediation of its Festus yard or in the residential areas near that yard.
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
Home Fashion
Environmental Matters
WPH is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes used in or resulting from its operations and potential remediation obligations. WPH's operations are also governed by U.S. federal, state, local and foreign laws, rules and regulations relating to employee safety and health which, among other things, establish exposure limitation for cotton dust, formaldehyde, asbestos and noise, and which regulate chemical, physical and ergonomic hazards in the workplace. WPH estimated its environmental accruals to be $1 million at both March 31, 2012 and December 31, 2011.
Other Matters
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 93.0% of our outstanding depositary units as of March 31, 2012 and 92.6% as of December 31, 2011. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF, is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of March 31, 2012 and December 31, 2011. If the plans were voluntarily terminated, they would be underfunded by approximately $114 million and $112 million as of March 31, 2012 and December 31, 2011, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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

CVR Energy Inc.
On April 18, 2012, IEP Energy LLC (“IEP Energy”), an indirect subsidiary of Icahn Enterprises, and certain affiliates of ours (collectively with IEP Energy, the “IEP Parties”), entered into a Transaction Agreement (the “Transaction Agreement”) with CVR Energy, Inc. (“CVR”). Pursuant to the Transaction Agreement, on April 23, 2012, IEP Energy amended its pending tender offer (the “Offer”) to purchase all of the issued and outstanding shares of CVR's common stock (the “Shares”) for a price of $30 per Share in cash plus one non-transferable contingent cash payment right for each Share (the “CCP”), which represents the contractual right to receive an additional cash payment per Share if a definitive agreement for the sale of CVR is executed within 15 months following the expiration of the Offer and such transaction closes. The Offer, as amended, will expire at 11:59 p.m., New York City time, on May 4, 2012 (the “Expiration Date”).
The Offer is conditioned upon there being validly tendered and not properly withdrawn, as of immediately prior to 11:59 p.m. on the Expiration Date, at least 31,661,040 Shares, which when added to the Shares already owned by IEP Energy and its affiliates, represents a majority of the Shares (the “Minimum Condition”). The Transaction Agreement provides that if the Minimum Condition is not satisfied as of immediately prior to 11:59 p.m. on the Expiration Date, and CVR has complied in all material respects with its obligations under the Transaction Agreement, the IEP Parties must immediately terminate the Offer and discontinue their previously announced intention to replace all nine directors on CVR's board of directors (the “Board”) at CVR's 2012 annual meeting of stockholders (the “CVR 2012 Annual Meeting”) and not present any other proposal for consideration at the CVR 2012 Annual Meeting.
If, following the closing of the Offer, the Minimum Condition is satisfied but IEP Energy holds less than 90% of the outstanding Shares, the Transaction Agreement requires IEP Energy to provide for a ten-business-day subsequent offering period during which stockholders who did not previously tender will have a second opportunity to tender their Shares for the same consideration of $30 per Share plus the CCP (the “Subsequent Offering Period”). If, following the closing of the Offer or the Subsequent Offering Period, IEP Energy holds at least 90% of the outstanding Shares, IEP Energy is required to cause a short-form merger of CVR under Section 253 of the Delaware General Corporation Law (the “Short-Form Merger”). If the Short-Form Merger occurs, all remaining Shares will be canceled and the holders thereof will receive $30 in cash plus the CCP

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

for each Share, except for Shares held by any stockholder that elects to assert statutory appraisal rights under Delaware law.
Pursuant to the Transaction Agreement, immediately and contingent upon the closing of the Offer, all but two of the current members of the CVR Board will resign and be replaced by an equal number of directors designated by IEP Energy. Effective upon the earlier of the completion of the Subsequent Offering Period and the Short-Form Merger, the remaining two directors will resign from the Board and be replaced by two directors designated by IEP Energy.
Promptly following the consummation of the Offer, for a period of 60 days, CVR will solicit proposals or offers from third parties to acquire CVR (the “Marketing Period”). If a proposal to acquire CVR for all-cash consideration equal to or exceeding $35 per Share is made within the Marketing Period (subject to certain adjustments and qualifications set forth in the Transaction Agreement), the IEP Parties have agreed to support the proposal, including by voting for or consenting to the proposal if it is submitted to the stockholders of CVR for their vote or consent. Any holder of CCPs will be entitled to any value realized in excess of $30 per Share, net of any investment banking fees, subject to the terms of the CCPs.
The obligation of IEP Energy to accept for payment and pay for Shares tendered in the Offer is subject to certain conditions, including, among other things: the absence of a CVR Material Adverse Effect (as defined in the terms of the Offer); the absence of an injunction relating to the Offer; IEP Energy becoming aware of material misstatements or omissions in CVR's SEC reports; CVR not making any non-ordinary course material enhancements to executive compensation; CVR not making any non-ordinary course acquisitions or dispositions of assets (including completing the previously announced sale of a portion of CVR's stake in CVR Partners, LP); CVR not entering into any agreement for a merger, consolidation, business combination or reorganization transaction; and the taking of any actions by CVR intended to cause the failure of a condition to the Offer, except for the Minimum Condition.
There can be no assurance that the acquisition of CVR will be consummated on the terms contemplated or at all. In addition, there can be no assurance that if the acquisition of CVR is consummated that we will receive transaction proposals during the Marketing Period.
Distribution
On April 30, 2012, the board of directors declared a quarterly distribution of $0.35 per depositary unit, comprised of a combination of $0.10 payable in cash and $0.25 payable in depositary units. The distribution is payable on May 31, 2012 to depositary unitholders of record at the close of business on May 16, 2012. We calculated the depositary units to be distributed based on the 20 trading-day volume weighted-average price of our depositary units ended on April 27, 2012, resulting in 0.005357 of a unit to be distributed per depositary unit.  To the extent that the aggregate units to be distributed to any holder include a fraction of a unit, that fractional unit will be settled in cash. The cut-off date for brokers or nominees to advise our transfer agent, Registrar and Transfer Company, of their full and fractional unit requirements is May 22, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises L.P.

We have reviewed the accompanying consolidated balance sheet of Icahn Enterprises L.P and Subsidiaries (the “Partnership”) (a Delaware limited partnership) as of March 31, 2012, and the related consolidated statements of operations, comprehensive income and cash flows for the three-month periods ended March 31, 2012 and 2011 and the consolidated statement of changes in equity for the three-month period ended March 31, 2012. These consolidated interim financial statements are the responsibility of the Partnership's management.
We were furnished with the report of other accountants on their reviews of the consolidated interim financial statements of Federal-Mogul Corporation, a subsidiary, whose total assets as of March 31, 2012 were $7,195 million, and whose revenues for the three-month periods ended March 31, 2012 and 2011 constituted $1,774 million and $1,734 million, respectively, of the related consolidated totals.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Partnership as of December 31, 2011, and the related consolidated statements of operations, changes in equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2012, we expressed an unqualified opinion on those consolidated financial statements. Our report made reference to the report of other auditors as it relates to amounts included for Federal-Mogul Corporation. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/Grant Thornton LLP
New York, New York
May 1, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Federal-Mogul Corporation

We have reviewed the consolidated balance sheet of Federal-Mogul Corporation as of March 31, 2012, and the related consolidated statements of operations, comprehensive income and cash flows for the three-month periods ended March 31, 2012 and 2011 (not presented herein). These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Federal-Mogul Corporation as of December 31, 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 28, 2012, we expressed an unqualified opinion on those consolidated financial statements.

/s/Ernst & Young LLP

Detroit, Michigan
April 24, 2012

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and in our Annual Report on Form 10-K for the year ended December 31, 2011, or our 2011 Form 10-K.
Overview
Introduction
Icahn Enterprises L.P., or Icahn Enterprises, is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P., or Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc., or Icahn Enterprises GP, our sole general partner, which is owned and controlled by Mr. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of March 31, 2012, affiliates of Mr. Icahn owned 92,812,051 of our depositary units which represented approximately 93.0% of our outstanding depositary units.
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
Rights Offering
In connection with a certain rights offering consummated during the first quarter of the fiscal year ending December 31, 2012, or fiscal 2012, we distributed an aggregate 13,590,238 additional depositary units to unitholders that subscribed to the basic subscription rights and the over-subscription rights and we received proceeds of $500 million. Of these additional depositary units distributed pursuant to the rights offering, Mr. Icahn and his affiliates received 12,995,584 additional depositary units, bringing their total depositary units held to 92,233,846 units, or approximately 93.0% of our total outstanding depositary units.
See Note 13, "Net Income Per LP Unit-Rights Offering," to the consolidated financial statements for additional information regarding the rights offering.
Debt Offerings
On January 17, 2012 and February 6, 2012, we issued an aggregate $700 million principal amount of the 8% Senior Unsecured Notes due 2018 (such notes are collectively referred to as the “2012 Additional Notes”). In connection with the issuance of the 2012 Additional Notes, we filed a registration statement on Form S-4 with the SEC on January 20, 2012, which was declared effective on March 20, 2012. The 2012 Additional Notes constitute the same series of securities as the 8% Senior Unsecured Notes due 2018 for purposes of the indenture governing the notes and will vote together on all matters with such series. The 2012 Additional Notes have substantially identical terms as the 8% Senior Unsecured Notes due 2018.
See Note 10, "Debt," to the consolidated financial statements for additional information regarding these debt offerings.

Results of Operations

Consolidated Financial Results
The following tables summarize total revenues, net income (loss) and net income (loss) attributable to Icahn Enterprises for each of our reporting segments and our Holding Company for the three months ended March 31, 2012, and 2011. Eliminations relate to the unrealized gains recorded by our Investment segment for its investment in Tropicana from the date of its acquisition of a controlling interest in Tropicana through the date that its investment in Tropicana was transferred to us. Refer to Note 2, “Operating Units - Gaming,” to the consolidated financial statements for further discussion.

	Revenues		Net Income (Loss)		Net Income (Loss) Attributable to Icahn Enterprises
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011	2012	2011
	(in millions)
Investment	$71	$621	$66	$605	$31	$253
Automotive	1,774	1,734	33	50	23	37
Gaming	153	157	10	5	8	2
Railcar	182	84	12	(5)	7	(3)
Food Packaging	83	80	1	2	1	1
Metals	332	279	(2)	8	(2)	8
Real Estate	21	21	5	3	5	3
Home Fashion	57	99	(9)	(9)	(9)	(6)
Holding Company	11	15	(15)	(51)	(15)	(51)
Eliminations	—	(12)	—	(12)	—	(4)
	$2,684	$3,078	$101	$596	$49	$240
Overview
Our operating businesses are managed on a decentralized basis. Due to the structure of our business, we discuss the results of operations below by individual reportable segments. Please refer to Note 14, "Segment Reporting," to the consolidated financial statements for a reconciliation of each of our reporting segment's results of operations to our consolidated results.
Please refer to Note 2, “Operating Units,” to the consolidated financial statements for a description of each of our reporting segments.

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
We consolidate certain entities within our Investment segment. As a result, in accordance with U.S. GAAP, any special profits interest allocations, incentive allocations and earnings on investments in the Investment Funds are eliminated in consolidation. These eliminations have no impact on our net income; however, our allocated share of the net income from the Investment Funds includes the amount of these allocations and earnings.
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
Our Interests in the Investment Funds
As of March 31, 2012, we had investments with a fair market value of approximately $3.2 billion in the Investment Funds.
Our share of the Investment Funds' net profit (loss) through our interests in the Investment Funds, excluding incentive allocations and special profits interest allocations earned, was $31 million and $248 million for the three months ended March 31, 2012 and 2011, respectively.
Results of operations for our Investment segment, prior to eliminations relating to its investment in Tropicana, for the three months ended March 31, 2012 and 2011 are presented below:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Net gain from investment activities	$50	$616
Interest and dividend income	23	34
	73	650

Selling, general and administrative	3	13
Net income before other loss, net, interest expense and income taxes	$70	$637
Gross Return
The following table sets forth performance information for the Investment Funds for the comparative periods presented. These gross returns represent a weighted-average composite of the average gross returns, net of expenses for the Investment Funds.

	Gross Return
	Three Months Ended March 31,
	2012	2011
Investment Funds	1.0%	9.6%
During the first quarter of fiscal 2012, gains were primarily due to our long exposure to the equity markets that were primarily driven by certain core holdings which were offset in part by our short positions.
During the first quarter of fiscal 2011, gains were primarily due to the Investment Funds' long exposure to the equity markets which were driven by certain core holdings.  These gains were offset in part by the Investment Funds' defensive shorts.
Since inception in November 2004, the Investment Funds' gross return is 159%, representing an annualized rate of return of 14% through March 31, 2012.

Net Gain From Investment Activities
Net realized and unrealized gains on the investment activities of the Investment Funds were $50 million for the three months ended March 31, 2012 as compared to $616 million for the three months ended March 31, 2011. The decrease relates to a lower rate of return in the Investment Funds during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.
Interest and Dividend Income
Interest and dividend income was $23 million for the three months ended March 31, 2012 as compared to $34 million for the three months ended March 31, 2011. The decrease was primarily due to a decrease in interest income resulting from a reduction in fixed-income investments in our Investment segment during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.
Selling, General and Administrative
Selling, General and Administrative, or SG&A, for the three months ended March 31, 2012 decreased by $10 million (77%) as compared to the three months ended March 31, 2011. The decrease was primarily due to a decrease in compensation expense as a result of certain fund performance during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Automotive

	Three Months Ended March 31,
	2012	2011
	(in millions)
Net sales	$1,764	$1,724
Cost of goods sold	1,487	1,445
Gross margin	277	279

Selling, general and administrative	201	189
Restructuring	6	1
Impairment	1	—
	208	190
Net income before other income, net, interest expense and income taxes	$69	$89
Federal-Mogul's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. Federal-Mogul's filings with the SEC are available on the SEC's website at www.sec.gov.
During the first quarter of fiscal 2012, Federal-Mogul derived 68% of its net sales from the original equipment manufacturer and servicers, or OE, market and 32% from the aftermarket. Federal-Mogul is a leading global supplier of a broad range of components, accessories and systems to the automotive, small engine, heavy-duty, marine, railroad, agricultural, off-road, aerospace and energy, industrial and transport markets, including customers in both the original equipment manufacturers and servicers, or OE, market and the replacement market, or aftermarket. Federal-Mogul's customers include the world's largest automotive OEs and major distributors and retailers in the independent aftermarket. Geographically, Federal-Mogul derived 38% of its sales in the United States and 62% internationally during the first quarter of fiscal 2012 . Federal-Mogul has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of Federal-Mogul's international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.
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

Net sales for the three months ended March 31, 2012 increased by $40 million (2%) as compared to the three months ended March 31, 2011. The impact of the U.S. dollar strengthening, primarily against the euro, decreased reported sales by $45 million.
In general, light and commercial vehicle OE production increased in most regions and, when combined with market share gains in all major regions across all three manufacturing business units, resulted in increased OE sales of $88 million for the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011. Aftermarket sales decreased by $5 million due to sales decreases in Europe and North America, partially offset by sales increases in other regions for the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011. Net favorable customer pricing increased sales by $2 million for the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011.
Cost of goods sold for the three months ended March 31, 2012 increased by $42 million (3%) as compared to the three months ended March 31, 2011. Manufacturing, labor and variable overhead costs increased by $108 million as a direct consequence of sales volume and mix. Federal-Mogul also recognized a $3 million increase in depreciation. These increases were partially offset by the impact of the relative strength of the U.S. dollar decreasing cost of products sold by $38 million, decreased materials and services sourcing costs of $21 million and favorable productivity, net of labor and benefits inflation, of $10 million.
Gross margin for the three months ended March 31, 2012 decreased by $2 million (1%) as compared to the three months ended March 31, 2011. As a percent of net sales, gross margin was 15.7% and 16.2% for the three months ended March 31, 2012 and 2011, respectively. This decrease was due to net sales volume and mix of $25 million, currency movements of $7 million and increased depreciation of $3 million, offset by materials and services sourcing savings of $21 million, favorable productivity, net of benefits and labor inflation, of $10 million and customer price increases of $2 million.
SG&A for the three months ended March 31, 2012 increased by $12 million (6%) as compared to the three months ended March 31, 2011. This increase was due to $6 million in expense associated with a payment to be made to Federal-Mogul's retired CEO, increased costs of $4 million, net of labor and benefits inflation and increased pension expense of $2 million and other increases of $2 million. These increases were partially offset by favorable services sourcing of $1 million and currency movements of $1 million.
Federal-Mogul maintains technical centers throughout the world designed to integrate its leading technologies into advanced products and processes, to provide engineering support for all of its manufacturing sites and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development costs, or R&D, including product and validation costs, of $45 million and $44 million for the three months ended March 31, 2012 and 2011, respectively. As a percentage of OE sales, R&D was 3.7% and 3.9% for the three months ended March 31, 2012 and 2011, respectively.
Restructuring expenses for the three months ended March 31, 2012 and 2011 were $6 million and $1 million, respectively. The restructuring expenses for the three months ended March 31, 2012 were primarily related to employee costs related to certain headcount reduction actions associated with the aftermarket.
Our Automotive segment recorded $1 million of impairment charge for the three months ended March 31, 2012. There were no impairment charges for the three months ended March 31, 2011. The $1 million of impairment charge for the three months ended March 31, 2012 relates to the identification of machinery and equipment that were no longer in use by Federal-Mogul.

Gaming

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Other Revenues From Operations	Other Expenses From Operations	Other Revenues From Operations	Other Expenses From Operations
	(in millions)
Casino	$128	$59	$129	$65
Room	23	8	26	7
Food and Beverage	21	10	22	9
Other	5	3	6	3
	177	$80	183	$84
Less promotional allowances	(22)		(26)
Net revenues	$155		$157
Tropicana's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business,

products, industry, operating strategy and associated risks. Tropicana's filings with the SEC are available on the SEC's website at www.sec.gov.
Uncertain economic conditions continue to adversely impact the gaming industry and Tropicana. We cannot predict whether, or how long, current market conditions will continue to persist. As published in a third party report, the Atlantic City market experienced year-over-year declines in casino revenue of 6% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Net revenues from Tropicana AC comprise approximately 39% and 40% of our Gaming segment's net revenues for the three months ended March 31, 2012 and 2011, respectively.
Casino revenues are one of Tropicana's main performance indicators and account for a significant portion of its net revenues. The decrease in casino revenues was due to a decline in consolidated table game hold percentage offset in part by an increase in consolidated gaming volumes over the respective period.  Tropicana's consolidated table hold percentage was 10.8% for the three months ended March 31, 2012, a 6.5 percentage point decrease as compared to March 31, 2011 primarily due to volatility in the hold percentage associated with high end table games play at Tropicana AC.  Consolidated gaming volumes for the three months ended March 31, 2012 as compared to March 31, 2011 increased 3.3% due to higher slot volumes in Atlantic City and Baton Rouge, higher slot and table volumes in Casino Aztar and the opening of a temporary casino in Aruba in December 2011.
Revenues from rooms for the three months ended March 31, 2012 decreased by $3 million (12%) compared to the three months ended March 31,2011. The average daily room rate and occupancy across all of Tropicana's gaming properties were $66 and 61%, respectively, for the three months ended March 31, 2012 compared to $68 and 68%, respectively, for the three months ended March 31, 2011.
Other expenses from operations for the three months ended March 31, 2012 decreased by $4 million (5%) as compared to the three months ended March 31, 2011 primarily due to certain cost-cutting measures, particularly in respect of payroll and related benefits.
SG&A decreased by $6 million (9%) to $62 million for the three months ended March 31, 2012 from $68 million for the three months ended March 31, 2011. This decrease is primarily due to decreased payroll and related benefits as well as decreased professional fees. Additionally, depreciation and amortization expense decreased due to certain assets becoming fully depreciated during fiscal 2011.

Railcar

	Three Months Ended March 31,
	2012	2011
	(in millions)
Manufacturing Operations:
Net sales	$164	$69
Cost of goods sold	137	67
Gross margin	27	2

Leasing and Services Operations:
Other revenues from operations	17	16
Other expenses from operations	14	13
Gross margin	3	3

Selling, general and administrative	6	7
Net income (loss) before interest expense and income taxes	$24	$(2)
ARI's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. ARI's filings with the SEC are available on the SEC's website at www.sec.gov.
The North American railcar market has been, and we expect it to continue to be highly cyclical. We have seen consistent improvements in the railcar manufacturing market over approximately the past two years. We cannot assure you that the railcar market will continue to improve or that ARI's railcar orders and shipments will continue to increase.
Total manufacturing revenues for the three months ended March 31, 2012 increased by $95 million (138%) as compared to the three months ended March 31, 2011. (Manufacturing revenues are included in net sales in our consolidated statements of operations.) The primary reason for the increase in revenues from manufacturing operations was an increase in railcar shipments attributable to strong customer demand and improved pricing. Railcar shipments, including railcars for lease, for the three months ended March 31, 2012 were 2,200 railcars as compared to 670 railcars for the three months ended March 31, 2011.
As of March 31, 2012, ARI had a backlog of approximately 6,190 railcars, down from a total backlog of approximately 6,530 railcars as of December 31, 2011. ARI's backlog as of March 31, 2012 included approximately 2,020 railcars that it will lease. For the three months ended March 31, 2012, ARI had orders of approximately 1,860 railcars. In response to the increased customer demand experienced during fiscal 2011, ARI has increased production rates at its railcar manufacturing facilities.
Combined leasing and services operations revenues increased by $1 million (6%) for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase was attributable to increased leasing revenues.
A portion of ARI's manufacturing, leasing and services revenue is derived from companies affiliated with Mr. Icahn. Such revenues from companies affiliated with Mr. Icahn accounted for approximately 3% and 8% of total manufacturing, leasing and services revenues for the three months ended March 31, 2012 and 2011, respectively. See Note 3, "Related Party Transactions-Railcar," to the consolidated financial statements for further discussion.
Gross margin from manufacturing operations for the three months ended March 31, 2012 was $27 million as compared to $2 million for the three months ended March 31, 2011. Gross margin for manufacturing operations as a percentage of manufacturing operations revenues was 16% for the three months ended March 31, 2012 as compared to 3% for the three months ended March 31, 2011. The improvement was primarily due to an increase in railcar shipments, improved pricing and operating efficiencies as a result of higher production volumes.
Gross margin from leasing and services operations for the three months ended March 31, 2012 was $3 million as compared to gross margin of $3 million for the three months ended March 31, 2011. Gross margin for leasing and services operations as a percentage of leasing and services operations revenues was 18% for the three months ended March 31, 2012 as compared to 19% for the three months ended March 31, 2011.
SG&A for the three months ended March 31, 2012 decreased by $1 million as compared to the three months ended March 31, 2011 primarily due to a decrease in stock-based compensation due to fluctuations in ARI's stock price, partially offset by an increase in incentive compensation.

Food Packaging

	Three Months Ended March 31,
	2012	2011
	(in millions)
Net sales	$83	$80
Cost of goods sold	63	61
Gross margin	20	19

Selling, general and administrative	13	11
Net income before interest expense and income taxes	$7	$8
Viskase currently operates seven manufacturing facilities and ten distribution centers throughout North America, Europe, South America and Asia and derives approximately 71% of total net sales from customers located outside the United States. Viskase is building a shirring plant in the Philippines to serve the Asian market. The plant is expected to open in the second quarter of fiscal 2012 and will be scaled up over several years in accordance with our growth expectations for the Asian market.
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
Net sales for the three months ended March 31, 2012 increased by $3 million (4%) compared to the three months ended March 31, 2011. The increase was due to an increase in sales volume of $2 million and price and product mix of $2 million, offset by foreign currency translation of $1 million.
Cost of goods sold for the three months ended March 31, 2012 increased by $2 million (3%) compared to the three months ended March 31, 2011. The increase was primarily due to growth in unit volume, higher raw material and energy costs, partially offset by exchange rates and improved manufacturing efficiencies.  Gross margin increased by $1 million (5%) primarily due to higher sales volume and price and product mix. Gross margin as a percent of net sales was 24% for each of the three months ended March 31, 2012 and 2011.
SG&A for the three months ended March 31, 2012 increased by $2 million (18%) as compared to the three months ended March 31, 2011 and was primarily due to an increase in employee costs.

Metals

	Three Months Ended March 31,
	2012	2011
	(in millions)
Net sales	$332	$279
Cost of goods sold	331	261
Gross margin	1	18

Selling, general and administrative	7	6
Net (loss) income before interest expense and income taxes	$(6)	$12
Summarized ferrous tons and non-ferrous pounds sold for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
	(in 000s)
Ferrous tons sold	455	407
Non-ferrous pounds sold	60,923	39,217
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the U.S. and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn.
Net sales for the three months ended March 31, 2012 increased by $53 million (19%) as compared to the three months ended March 31, 2011. The increase was primarily driven by volume and revenues from acquisitions made during fiscal 2011, improved steel mill operating rates and an increase in ferrous brokerage transactions.
Overall ferrous shipments increased by 48,000 gross tons (12%) and average pricing was $5 per gross ton (1%) higher during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Non-ferrous shipment volumes increased 21,706,000 pounds (55%), though average selling price decreased $0.18 per pound (14%) due to lower market pricing and a shift to a higher proportion of lower priced aluminum shipments made during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.
Cost of goods sold for the three months ended March 31, 2012 increased by $70 million (27%) as compared to the three months ended March 31, 2011. The increase was primarily due to higher volumes and material purchase prices as compared to the corresponding prior year period. Contributing to the higher cost of sales were costs of yards opened and acquired during fiscal 2011 subsequent to March 31, 2011, as well as increased processing costs due to higher volumes at existing facilities. Gross margin, as a percentage of net sales, was less than 1% for the three months ended March 31, 2012 compared to 6% for the three months ended March 31, 2011. The compressed margins during the three months ended March 31, 2012 were primarily due to weak selling prices on certain grades of scrap and material supply constraints that drove scrap acquisition prices higher in relation to selling prices.
SG&A for the three months ended March 31, 2012 increased by $1 million (17%) as compared to the three months ended March 31, 2011. The increase was primarily due to higher manpower costs associated with acquisitions made during fiscal 2011 and a non-recurring credit to doubtful accounts recorded for the three months ended March 31, 2011.

Real Estate

	Three Months Ended March 31,
	2012	2011
	(in millions)
Real Estate revenues	$20	$21
Real Estate expenses	12	12
	8	9

Selling, general and administrative	3	4
Net income before other income, net, interest expense and income taxes	$5	$5
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
Revenues from our real estate operations for the three months ended March 31, 2012 and 2011 are substantially derived from our resort and rental operations. Revenues from sales of residential units in our real estate development operations represent approximately 0% and 5% of total Real Estate revenues for the three months ended March 31, 2012 and 2011, respectively.
SG&A for the three months ended March 31, 2012 decreased by $1 million (25%) as compared to the three months ended March 31, 2011. The decrease was primarily due to lower operating expenses associated with certain property located in Las Vegas, Nevada.

Home Fashion

	Three Months Ended March 31,
	2012	2011
	(in millions)
Net sales	$56	$98
Cost of goods sold	54	90
Gross margin	2	8

Selling, general and administrative	10	16
Restructuring	1	2
Impairment	1	—
	12	18
Net loss before interest expense and income taxes	$(10)	$(10)
The business of WestPoint Home LLC (referred to as WPH) is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products. Many of the larger retailers are customers of WPH.  WPH will continue to realign its manufacturing operations and streamline its merchandising, sales and customer service divisions to improve its cost structure and better serve its customers. Given the uncertainty and volatility in the macroeconomic conditions, we cannot predict when, or if, WPH's financial performance will improve.
Net sales for the three months ended March 31, 2012 decreased by $42 million (43%) as compared to the three months ended March 31, 2011. Cost of goods sold for the three months ended March 31, 2012 decreased by $36 million (40%) as compared to the three months ended March 31, 2011. Gross margin for the three months ended March 31, 2012 decreased by $6 million (75%) as compared to the three months ended March 31, 2011. Gross margin as a percentage of net sales was 4% for the three months ended March 31, 2012 as compared to 8% for the three months ended March 31, 2011. The decrease in net sales during the three months ended March 31, 2012 as compared to March 31, 2011 is primarily due to our strategy of streamlining our business and the effect of exiting certain unprofitable programs and customers. The decrease in cost of goods sold is primarily due to lower sales volume and lower commodity costs for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.
SG&A for the three months ended March 31, 2012 decreased by $6 million (38%) as compared to the three months ended March 31, 2011, primarily due to lower selling expenses, administrative and fulfillment costs, related to cost-cutting initiatives and decreased sales volume. WPH will continue to explore ways to lower its SG&A expenditures by ongoing review and investigation of the potential for further consolidation of its locations, reduction of headcount, and where appropriate by applying, as necessary, more stringent oversight of expense areas where potential savings have been identified.
Restructuring and impairment for each of the three months ended March 31, 2012 and 2011 was $2 million. In recording the impairment charges related to its plants, WPH compared estimated net realizable values of property, plant and equipment to their current carrying values. Restructuring and impairment charges include severance, benefits and related costs, non-cash impairment charges related to plants that have been or will be closed and continuing costs of closed plants and transition expenses.
WPH anticipates incurring approximately $1 million of additional restructuring costs for the remainder of fiscal 2012, particularly with respect to the carrying costs of closed facilities until such time as these locations are sold. Restructuring costs could be affected by, among other things, WPH's decision to accelerate or delay its restructuring efforts. As a result, actual costs incurred could vary materially from these anticipated amounts. If WPH's restructuring efforts are unsuccessful or its existing strategic manufacturing plans are amended, it may be required to record additional impairment charges related to the carrying value of long-lived assets.

Other Consolidated Results of Operations
Interest Expense
Interest expense for the three months ended March 31, 2012 increased by $8 million (7%) as compared to the three months ended March 31, 2011. The increase over the comparable period was primarily due to higher interest expense incurred on certain debt issued on January 17, 2012 and February 6, 2012.
Income Tax Expense
For the three months ended March 31, 2012, we recorded an income tax benefit of $30 million on pre-tax income of $71 million compared to an income tax provision of $18 million on pre-tax income of $614 million for the three months ended March 31, 2011. Our effective income tax rate was (42.3)% and 2.9%, respectively.
The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in valuation allowances and partnership income not subject to taxation, as such taxes are the responsibility of the partners. In February, 2012, WPH merged into a newly formed single member limited liability company owned by American Entertainment Properties Corp, a wholly owned subsidiary of ours. The merger constituted a tax-free reorganization and resulted in the release of approximately $48 million of WPH's valuation allowance.
Federal-Mogul believes that it is reasonably possible that its unrecognized tax benefits, which primarily relate to audit settlements or statue expirations, may decrease by approximately $328 million within the next 12 months due to audit settlements or statute expirations, of which approximately $43 million, if recognized, could impact the effective tax rate.

Liquidity and Capital Resources

Holding Company
As of March 31, 2012, the Holding Company had investments in the Investment Funds with a total fair market value of approximately $3.2 billion as of March 31, 2012. In addition, we had $150 million invested in our Real Estate segment which remains on its balance sheet. As of March 31, 2012, we had cash and cash equivalents of approximately $1.8 billion and total debt of approximately $3.8 billion.
As further discussed in Note 19, "Subsequent Events-CVR Energy, Inc," on April 18, 2012, IEP Energy LLC, or IEP Energy, an indirect subsidiary of Icahn Enterprises, and certain affiliates of ours (collectively with IEP Energy, the “IEP Parties”), entered into a Transaction Agreement (the “Transaction Agreement”) with CVR Energy, Inc., or CVR. Pursuant to the Transaction Agreement, on April 23, 2012, IEP Energy amended its pending tender offer (the “Offer”) to purchase all of the issued and outstanding shares of CVR's common stock (the “Shares”) for a price of $30 per Share in cash plus one non-transferable contingent cash payment right for each Share (the “CCP”), which represents the contractual right to receive an additional cash payment per Share if a definitive agreement for the sale of CVR is executed within 15 months following the expiration of the Offer and such transaction closes. The Offer, as amended, will expire at 11:59 p.m., New York City time, on May 4, 2012.

As of March 31, 2012, we and our affiliates own approximately 14.5% of the total issued and outstanding common stock of CVR. The total consideration for the potential purchase of all of the remaining issued and outstanding shares of CVR's common stock at $30 per share pursuant to the Transaction Agreement equals approximately $2.23 billion. We expect the purchase price will be funded through a combination of existing cash balances and a partial redemption of our interest in the Investment Funds. Following the consummation of the transaction, we expect to retain ample liquidity to satisfy known and reasonable foreseeable capital requirements.
There can be no assurance that the acquisition of CVR will be consummated on the terms contemplated or at all. In addition, there can be no assurance that if the acquisition of CVR is consummated that we will receive transaction proposals during the marketing period.
As of March 31, 2012 based on covenants in the indenture governing our senior notes, we could incur approximately $1.4 billion in additional indebtedness. See Note 10, “Debt,” to the consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.
As discussed elsewhere in this Report, in connection with a certain rights offering consummated during the first quarter of fiscal 2012, we distributed an aggregate 13,590,238 additional depositary units to unitholders that subscribed to the basic subscription rights and the over-subscription rights and we received proceeds of $500 million. In addition, as discussed elsewhere in this Report, we issued an aggregate $700 million principal amount of the 2012 Additional Notes during the first quarter of fiscal 2012.
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
Distributions on Depositary Units
On April 30, 2012, the board of directors declared a quarterly distribution of $0.35 per depositary unit, comprised of a combination of $0.10 payable in cash and $0.25 payable in depositary units. The distribution is payable on May 31, 2012 to depositary unitholders of record at the close of business on May 16, 2012. We calculated the depositary units to be distributed based on the 20 trading-day volume weighted-average price of our depositary units ended on April 27, 2012, resulting in 0.005357 of a unit to be distributed per depositary unit.  To the extent that the aggregate units to be distributed to any holder include a fraction of a unit, that fractional unit will be settled in cash. The cut-off date for brokers or nominees to advise our transfer agent, Registrar and Transfer Company, of their full and fractional unit requirements is May 22, 2012.
On February 28, 2012, the board of directors declared a quarterly distribution of $0.35 per depositary unit, comprised of a combination of $0.10 payable in cash and $0.25 payable in depositary units. The distribution was paid on March 30, 2012 to depositary unitholders of record at the close of business on March 15, 2012. We calculated the depositary units to be distributed based on the 20 trading-day volume weighted-average price of our depositary units ended on February 27, 2012, resulting in 0.006269 of a unit being distributed per depositary unit.  To the extent that the aggregate units distributed to any holder included a fraction of a unit, that fractional unit was settled in cash. As a result, we distributed 619,585 depositary units on March 30, 2012 in connection with this distribution.

Borrowings
 Debt consists of the following:

	March 31, 2012	December 31, 2011
	(in millions)
8% senior unsecured notes due 2018 - Icahn Enterprises	$2,165	$1,450
7.75% senior unsecured notes due 2016 - Icahn Enterprises	1,050	1,050
Senior unsecured variable rate convertible notes due 2013 - Icahn Enterprises	556	556
Debt facilities - Automotive	2,737	2,737
Debt facilities - Gaming	—	49
Credit facilities - Gaming	172	—
Senior unsecured notes - Railcar	275	275
Senior secured notes and revolving credit facility - Food Packaging	214	214
Mortgages payable - Real Estate	74	75
Other	70	67
Total debt	$7,313	$6,473

See Note 10, “Debt,” to the consolidated financial statements contained elsewhere in this Report for additional information concerning terms, restrictions and covenants of our debt. As of March 31, 2012, we are in compliance with all debt covenants.
Contractual Commitments and Contingencies
During the three months ended March 31, 2012, Tropicana repaid its Exit Facility in full and entered into Credit Facilities in the amount of $175 million. In addition, Tropicana terminated its Revolving Facility when the Exit Facility was repaid in full. Refer to Note 10, "Debt-Credit Facilities-Gaming," to the consolidated financial statements contained elsewhere in this Report for additional information.
Except as discussed above, there were no other material changes in our contractual obligations or any other liabilities reflected in our consolidated balance sheet as of March 31, 2012 as compared to those reported in our 2011 Form 10-K.
Off-Balance Sheet Arrangements
We have off-balance sheet risk related to investment activities associated with certain financial instruments, including futures, options, credit default swaps and securities sold, not yet purchased. For additional information regarding these arrangements, refer to Note 6, “Financial Instruments,” to the consolidated financial statements contained elsewhere in this Report.

Consolidated Cash Flows
The following table summarizes cash flow information for the three months ended March 31, 2012 and cash and cash equivalents as of March 31, 2012 for each of our operating segments and our Holding Company:

	Three Months Ended March 31, 2012			March 31, 2012
	Cash Provided By (Used In)
	Operating Activities	Investing Activities	Financing Activities	Cash and Cash Equivalents
	(in millions)
Investment	$155	$—	$—	$12
Automotive	18	(130)	(10)	849
Gaming	17	(12)	121	218
Railcar	8	(42)	—	273
Food Packaging	(9)	(11)	—	46
Metals	(28)	(5)	—	4
Real Estate	12	—	(1)	199
Home Fashion	(3)	—	—	52
Holding Company	(85)	(40)	1,216	1,814
	$85	$(240)	$1,326	$3,467

Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2012 was primarily attributable to our Investment segment which had a change in cash held at consolidated affiliated partnerships and restricted cash of $2.7 billion primarily related to the covering of securities sold, not yet purchased, offset by net cash provided from investing transactions of approximately $2.5 billion. Our Automotive segment had net cash provided by operating activities of $18 million which included $111 million of net income before non-cash charges for depreciation, amortization and impairment and $25 million of insurance proceeds relating to the flooding of its Thailand facilities, offset in part by equity earnings of $10 million and changes in operating assets and liabilities of $105 million.
Our Holding Company had net cash used in operating activities of $85 million primarily due to payment of interest expense of $104 million during the three months ended March 31, 2012, offset in part by a decrease in restricted cash of $13 million due to the closing of certain derivative positions during the three months ended March 31, 2012. In addition, our Metals segment had net cash used in operating activities of $28 million primarily due to changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2012 was primarily due to capital expenditures of $197 million, of which $130 million and $41 million was related to our Automotive and Railcar segments, respectively. During the three months ended March 31, 2012, the Holding Company purchased investments of $210 million, offset in part by proceeds from sales of investments of $170 million.
Financing Activities
Net cash provided financing activities for the three months ended March 31, 2012 was primarily due to our Holding Company related to the aggregate proceeds from the issuance of debt of $716 million and a rights offering of $510 million. In addition, our Gaming segment had net cash provided by financing activities of $121 million primarily due to the issuance of its New Term Loan Facility offset in part by the repayment of its Exit Facility. Additionally, we paid $10 million in distributions to holders of our depositary units during the first quarter of fiscal 2012.

Discussion of Segment Liquidity and Capital Resources
Investment
The investment strategy utilized by the Investment segment is generally not heavily reliant on leverage. As of March 31, 2012, the ratio of the notional exposure of the Investment Funds' invested capital to net asset value of the Investment Funds was approximately 0.87 to 1.00 on the long side and 0.75 to 1.00 on the short side. The notional principal amount of an investment instrument is the reference amount that is used to calculate profit or loss on that instrument. The Investment Funds historically have had access to significant amounts of cash from prime brokers, subject to customary terms and market conditions.
As more fully disclosed in a letter to investors in the Investment Funds filed with the SEC on Form 8-K on March 7, 2011, the Investment Funds returned all fee-paying capital to their investors during fiscal 2011. Payments were funded through cash on hand and borrowings under existing credit lines.
Automotive
As of March 31, 2012 and December 31, 2011, the borrowing availability under Federal-Mogul's revolving credit facility was $494 million and $496 million, respectively. Federal-Mogul had $40 million and $38 million of letters of credit outstanding as of March 31, 2012 and December 31, 2011, respectively, pertaining to the term loan credit facility.
Federal-Mogul maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey and the United States. Federal-Mogul's direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $244 million and $228 million at March 31, 2012 and December 31, 2011, respectively. Distributed dividends to Federal-Mogul from non-consolidated affiliates were immaterial for each of the three months ended March 31, 2012 and 2011.
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
Federal-Mogul holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, Federal-Mogul's partner holds an option to put its shares to a subsidiary of Federal-Mogul at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of March 31, 2012, the total amount of the contingent guarantee, were all triggering events to occur, approximated $61 million. Federal-Mogul believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees' interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Japan, Spain and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $234 million and $203 million as of March 31, 2012 and December 31, 2011, respectively. Of those gross amounts, $233 million and $202 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable; however, as of March 31, 2012 and December 31, 2011, Federal-Mogul had drawn all such funds. Proceeds from the transfers of accounts receivable qualifying as sales were approximately $414 million and $413 million for the three months ended March 31, 2012 and 2011, respectively.
For each of the three months ended March 31, 2012 and 2011, expenses associated with transfers of receivables of $2 million were recorded in the consolidated statements of operations within other income (loss), net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.
Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposures to Federal-Mogul associated with certain of these facilities' terms were $25 million and $23 million as of March 31, 2012 and December 31, 2011, respectively. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of March 31, 2012 and December 31, 2011, Federal-Mogul estimated the loss to be immaterial.
In October 2011, a flood occurred at one of Federal-Mogul's manufacturing facilities in Ayutthaya, Thailand. This facility was partially submerged in the flood waters for a period of approximately six weeks, resulting in extensive damage to the facility and the loss of substantially all of its related equipment and inventory. Operations at the facility are currently suspended.
In addition to other coverage, Federal-Mogul believes its insurance policies provide for replacement of damaged property, sales value of destroyed inventory, reimbursement for losses due to interruption of business operations and reimbursement of expenditures incurred to restore operations. In February and April 2012, Federal-Mogul received $25 million and $5 million, respectively, in cash advances from its insurance carrier related to the flooding. Federal-Mogul has insurance recoverables of $3 million and $21 million recorded as of March 31, 2012 and December 31, 2011, respectively.
Gaming
Tropicana's cash flows are and will continue to be affected by a variety of factors, many of which are outside of its control, including regulatory restrictions, competition and other general business conditions. In March 2012, Tropicana repaid the Exit Facility with a portion of the proceeds from the New Term Loan Facility as discussed below. We believe that Tropicana will have sufficient liquidity through a combination of available cash, credit facilities and cash flow from its properties to fund its cash requirements and capital expenditures for its normal operating activities.
Part of Tropicana's overall strategy includes consideration of expansion opportunities in new gaming jurisdictions, underserved markets and acquisition and other strategic opportunities that may arise periodically. Tropicana may require additional funds in order to execute on such strategic growth, and may incur additional debt or issue additional equity to finance any such transactions. We cannot assure you that Tropicana will be able to incur such debt or issue any such additional equity on acceptable terms or at all.
In March 2012, Tropicana entered into credit facilities (the "Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million, issued at a discount of 2% (the "New Term Loan Facility") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million (the "Letter of Credit Facility"). Commencing on June 30, 2012, the New Term Loan Facility requires quarterly principal payments of 0.25% of the original principal amount with any remaining outstanding amounts due on the maturity date, March 16, 2018. The New Term Loan Facility is secured by substantially all of Tropicana's assets and is guaranteed by all of its domestic subsidiaries. The obligations under the New Term Loan Facility bear interest, at Tropicana's election, at an annual rate equal to either: (i) the sum of (a) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) (subject to a 1.50% floor); plus (b) a margin of 6.00%; or (ii) the sum of: (a) the alternate base rate, which is equal to the greatest of: (1) the corporate base rate of UBS AG, Stamford Branch; (2) the Federal Funds Effective Rate (as defined in the New Term Loan Facility) plus 0.50%; or (3) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) for one month plus 1.00% (all subject to a 2.50% floor); plus (b) a margin of 5.00%; such that, in either case, the applicable interest rate shall not be less than 7.50%.  An additional 2% default rate also applies in certain instances described in the New Term Loan Facility. As of March 31, 2012, the interest rate was 7.5%. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the Exit Facility, as discussed below, which totaled $108 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty, of which $58 million was eliminated in consolidation due to the fact that we had owned a portion of the Exit Facility. In addition, the Revolving Facility was terminated when the Exit Facility was repaid in full. Our Gaming segment recognized a $2 million loss on extinguishment of debt which includes a $1 million prepayment penalty and a $1 million write-off of unamortized debt issuance costs and discounts.
Material cash requirements for Tropicana for the remainder of fiscal 2012 are expected to include (i) principal and interest payments related to its New Term Facility of $12 million, (ii) maintenance capital expenditures expected to be between $20 million and $30 million, (iii) growth capital expenditures and (v) the potential construction and development costs related to Tropicana Aruba's permanent casino which is currently in the planning and design stages.

Home Fashion
On June 15, 2011, WPH executed an amended and restated senior secured revolving credit facility, or WPH Revolving Credit Facility, with Bank of America, NA, or BOA. This one-year senior credit facility is for $50 million with a maximum borrowing availability of $45 million, subject to monthly borrowing base calculations. On January 1, 2012, WPH sent notice to BOA to reduce the face amount and maximum borrowing availability of this credit facility to $15 million effective January 1, 2012. See Note 10, “Debt-Other,” to the consolidated financial statements contained elsewhere in this Report for further discussion regarding this senior credit facility.
At March 31, 2012, WPH had $52 million of unrestricted cash and cash equivalents. There were no borrowings under the WPH Revolving Credit Facility agreement at March 31, 2012, but there were outstanding letters of credit of $9 million. Based upon the eligibility and reserve calculations within this agreement, WPH had unused borrowing availability of $4 million at March 31, 2012.
Through a combination of its existing cash on hand and available credit facilities, WPH believes it has adequate capital resources and liquidity to meet its anticipated requirements to continue its operational restructuring initiatives and for working capital and capital spending for the foreseeable future.
The WPH Revolving Credit Facility expires on June 15, 2012. WPH currently does not intend to renew this agreement upon its expiration. WPH has determined that its liquidity needs are sufficiently covered by existing and projected cash resources for the foreseeable future. In the future, WPH may explore other financing options as circumstances warrant.

Critical Accounting Policies and Estimates
Except as discussed below, there have been no other material changes to our critical accounting policies and estimates during the three months ended March 31, 2012 compared to those reported in our 2011 Form 10-K.
Railcar
We perform the annual goodwill impairment test as of March 1 of each year for our Railcar segment. For purposes of goodwill impairment testing, our Railcar operating segment constitutes our reporting unit ("Railcar reporting unit"). We assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of our Railcar reporting unit is greater than its carrying amount. If, however, we had determined that it was more likely than not that the fair value of our Railcar reporting unit was less than its carrying amount, then we would perform the first step of the two-step goodwill impairment test. In evaluating whether it is more likely than not that the fair value of our Railcar reporting unit is greater than its carrying amount, we considered various qualitative and quantitative factors, including macroeconomic conditions, railcar industry trends and the fact that our Railcar reporting unit has historical positive operating cash flows that we anticipate will continue. After assessing these factors, we determined that it is more likely than not the fair value of our Railcar reporting unit is greater than its carrying amount, and therefore no further testing was necessary.

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
Forward-looking statements regarding management's present plans or expectations involve risks and uncertainties and changing economic or competitive conditions, as well as the negotiation of agreements with third parties, which could cause actual results to differ from present plans or expectations, and such differences could be material. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this document. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Also, please see "Risk Factors" in Part II, Item 1A in this Quarterly Report on Form 10-Q and Part I, Item 1A in our 2011 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our significant market risks are primarily associated with interest rates, equity prices and derivatives. Reference is made to Part II, Item 7A of our 2011 Form 10-K for disclosures relating to our interest rates, equity prices and derivatives. Except for the items discussed below, there have been no other material changes to our market risk during the three months ended March 31, 2012.
Investment
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of March 31, 2012, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by $548 million, $97 million and $613 million, respectively. However, as of March 31, 2012, we estimate that the impact to our share of the net gain from investment activities reported on our consolidated statement of operations would be significantly less than the change in fair value since we have an investment of approximately 48.1% in these Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 51.9% of the change in fair value.
Automotive
Refer to Note 6, “Financial Instruments-Automotive,” to the consolidated financial statements for discussion regarding our Automotive segment's interest rate risk, commodity price risk and foreign currency risk.
The translated values of revenue and expense from our Automotive segment's international operations are subject to fluctuations due to changes in currency exchange rates. During three months ended March 31, 2012, our Automotive segment derived 38% of its sales in the United States and 62% internationally. Of these international sales, 57% are denominated in the euro, with no other single currency representing more than 7%. To minimize foreign currency risk, our Automotive segment generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, our Automotive segment manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Our Automotive segment estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar during the three months ended March 31, 2012 would have decreased net income attributable to Icahn Enterprises for our Automotive segment by approximately $5 million.
Gaming
Tropicana's primary exposure to market risk is interest rate risk associated with its New Term Loan Facility that bears interest based on floating rates. Based on Tropicana's borrowings as of March 31, 2012, assuming a 1% increase over the 7.5% floor specified in its New Term Loan Facility, Tropicana's annual interest cost would change by approximately $2 million.

Item 4. Controls and Procedures.
As of March 31, 2012, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and our subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
Icahn Enterprises and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business. For further information regarding our legal proceedings, see our Legal Proceedings set forth in Part I, Item 3 of our 2011 Form 10-K and Note 18, "Commitments and Contingencies," to our consolidated financial statements included in Part I of this Report. Except as discussed below, there were no other material changes to the legal proceedings as disclosed in our 2011 Form 10-K.
Railcar
On September 2, 2009, a complaint was filed by George Tedder (the Plaintiff) against ARI in the U.S. District Court, Eastern District of Arkansas. The Plaintiff alleged that ARI was liable for an injury that resulted during the Plaintiff's break on April 24, 2008. At trial on April 9, 2012, the jury ruled in favor of the Plaintiff; thus ARI recorded a related charge that was included in the consolidated financial results for the three months ended March 31, 2012. ARI intends to appeal this decision.
Gaming
Aztar v. Marsh
In April 2012, the Superior Court of New Jersey, Law Division, Atlantic County (the "Court") granted the motion for Summary Judgment filed by the Marsh Defendants dismissing Aztar's complaint with prejudice. Subsequently, Aztar filed a Motion for Reconsideration with the Court, which motion is pending the Court's consideration.

Item 1A. Risk Factors.
Except as discussed below, there have been no material changes to our risk factors during the three months ended March 31, 2012 compared to those reported in our 2011 Form 10-K.

Risks Related to Tropicana's Indebtedness

A significant portion of Tropicana's indebtedness is subject to floating interest rates, which may expose it to higher interest payments.
A substantial portion of Tropicana's indebtedness is subject to floating interest rates, which makes it more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates, or a downturn in its business. As of March 31, 2012, approximately $172 million of its indebtedness, which represents the outstanding balance under its New Term Loan Facility, was subject to floating interest rates. Tropicana currently has no hedging arrangements in place to mitigate the impact of higher interest rates.
Tropicana's indebtedness could adversely affect its business, financial condition and results of operations and prevent it from fulfilling its obligations under the terms of its indebtedness.
Tropicana's indebtedness could adversely affect its business, financial condition and results of operations and prevent it from fulfilling its obligations under the terms of its indebtedness. The terms of the New Term Loan Facility require it to comply with a first lien net leverage ratio and a total net leverage ratio. The New Term Loan Facility contains mandatory prepayment provisions from proceeds received by it and its subsidiaries as a result of asset sales, the incurrence of indebtedness and issuance of equity, casualty events and excess cash flow (subject in each case to certain exceptions). In addition, other covenants in the New Term Loan Facility may restrict its flexibility. Such covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions. Additionally, there may be factors beyond its control that could affect its ability to meet debt service requirements. Tropicana's ability to meet debt service requirements will depend on its future performance and its ability to sustain sales conditions in the markets in which it operates, the economy generally, and other factors that are beyond its control. Tropicana may need to refinance all or a portion of its indebtedness on or before maturity. Tropicana cannot assure that its businesses will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. We cannot assure you that Tropicana will be able to refinance any of its indebtedness on commercially reasonable terms or at all. If Tropicana is unable to make scheduled debt payments or comply with the other provisions of its debt instruments, its lenders will be permitted under certain circumstances to accelerate the maturity of the indebtedness owing to them and exercise other remedies provided for in those instruments and under applicable law.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 6. Exhibits.

Exhibit No.	Description
15.1	Letter of Grant Thornton LLP regarding unaudited interim financial information.
15.2	Letter of Ernst & Young LLP regarding unaudited interim financial information..
31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.
Exhibit 101(1)
The following financial information from Icahn Enterprises' Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statement of Changes in Equity for the three months ended March 31, 2012, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (vi) the Notes to the Consolidated Financial Statements.

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
Icahn Enterprises L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/ SungHwan Cho
SungHwan Cho, Chief Financial Officer

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/ Peter Reck
Peter Reck, Chief Accounting Officer

Date: May 1, 2012