Form 10-Q
period 2012-09-30
ICAHN ENTERPRISES L.P.
filed 2012-11-07
CIK 813762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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
Yes ☐ No ☒

As of November 6, 2012, there were 104,229,749 depositary units outstanding.

ICAHN ENTERPRISES L.P.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

  CONSOLIDATED BALANCE SHEETS
 (In millions, except unit amounts)

	September 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Cash and cash equivalents	$3,140	$2,278
Cash held at consolidated affiliated partnerships and restricted cash	1,886	4,979
Investments	4,912	8,938
Accounts receivable, net	1,970	1,424
Due from brokers	278	30
Inventories, net	1,933	1,344
Property, plant and equipment, net	6,325	3,505
Goodwill	2,042	1,127
Intangible assets, net	1,156	899
Other assets	690	612
Total Assets	$24,332	$25,136
LIABILITIES AND EQUITY
Accounts payable	$1,351	$970
Accrued expenses and other liabilities	1,718	1,317
Deferred tax liability	1,315	556
Securities sold, not yet purchased, at fair value	314	4,476
Due to brokers	132	2,171
Post-employment benefit liability	1,282	1,340
Debt	8,422	6,473
Total liabilities	14,534	17,303

Commitments and contingencies (Note 19)

Equity:
Limited partners: Depositary units: 104,229,749 units issued and outstanding at September 30, 2012 (including 627,651 units issued as a unit distribution on August 31, 2012, 532,190 units issued as a unit distribution on May 31, 2012 and 619,585 units issued as a unit distribution on March 30, 2012) and 86,708,914 units issued and 85,571,714 units outstanding at December 31, 2011	5,016	4,038
General partner	(241)	(271)
Treasury units at cost: 1,137,200 depositary units at December 31, 2011	—	(12)
Equity attributable to Icahn Enterprises	4,775	3,755
Equity attributable to non-controlling interests	5,023	4,078
Total equity	9,798	7,833
Total Liabilities and Equity	$24,332	$25,136

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS
 (In millions, except per unit amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Net sales	$4,519	$2,279	$10,625	$6,887
Other revenues from operations	215	215	611	591
Net (loss) gain from investment activities	(81)	(49)	255	1,158
Interest and dividend income	21	22	63	83
Other loss, net	(171)	(24)	(162)	(56)
	4,503	2,443	11,392	8,663
Expenses:
Cost of goods sold	3,702	1,975	9,003	5,909
Other expenses from operations	111	112	325	324
Selling, general and administrative	284	285	930	908
Restructuring	5	5	21	9
Impairment	53	—	87	3
Interest expense	138	105	383	327
	4,293	2,482	10,749	7,480
Income (loss) before income tax (expense) benefit	210	(39)	643	1,183
Income tax (expense) benefit	(110)	(13)	8	(55)
Net income (loss)	100	(52)	651	1,128
Less: net (income) loss attributable to non-controlling interests	(15)	13	(273)	(638)
Net income (loss) attributable to Icahn Enterprises	$85	$(39)	$378	$490

Net income (loss) attributable to Icahn Enterprises allocable to:
Limited partners	$78	$(38)	$361	$480
General partner	7	(1)	17	10
	$85	$(39)	$378	$490

Basic income (loss) per LP unit	$0.76	$(0.44)	$3.61	$5.52
Basic weighted average LP units outstanding	102	87	100	87

Diluted income (loss) per LP unit	$0.76	$(0.44)	$3.60	$5.40
Diluted weighted average LP units outstanding	102	87	105	92
Cash distributions declared per LP unit	$0.10	$0.10	$0.30	$0.45

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (In millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$100	$(52)	$651	$1,128
Other comprehensive (loss) income, net of tax:
Post-employment benefits	(59)	(1)	(50)	4
Hedge instruments	21	(14)	35	(17)
Translation adjustments and other	60	(183)	34	(65)
Other comprehensive income (loss), net of tax	22	(198)	19	(78)
Comprehensive income (loss)	122	(250)	670	1,050
Less: Comprehensive (income) loss attributable to non-controlling interests	(22)	64	(278)	(617)
Comprehensive income (loss) attributable to Icahn Enterprises	$100	$(186)	$392	$433

Comprehensive income (loss) attributable to Icahn Enterprises allocable to:
Limited partners	$92	$(182)	$374	$424
General partner	8	(4)	18	9
	$100	$(186)	$392	$433

Accumulated other comprehensive loss was $836 million and $855 million at September 30, 2012 and December 31, 2011, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, except units) (Unaudited)

	Equity Attributable to Icahn Enterprises
			Held in Treasury
	General Partner's (Deficit) Equity	Limited Partners' Equity	Amount	Units	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2011	$(271)	$4,038	$(12)	1,137,200	$3,755	$4,078	$7,833
Net income	17	361	—	—	378	273	651
Other comprehensive income	1	13	—	—	14	5	19
Cancellation of treasury units	—	(12)	12	(1,137,200)	—	—	—
Partnership contributions	13	500	—	—	513	—	513
Partnership distributions	(1)	(30)	—	—	(31)	—	(31)
Investment segment distributions	—	—	—	—	—	(79)	(79)
Acquisition of CVR	—	—	—	—	—	910	910
LP Unit issuance	—	135	—	—	135	—	135
Changes in subsidiary equity and other	—	11	—	—	11	(164)	(153)
Balance, September 30, 2012	$(241)	$5,016	$—	—	$4,775	$5,023	$9,798

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$651	$1,128
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain from securities transactions	(1,401)	(1,091)
Purchases of securities	(1,703)	(4,183)
Proceeds from sales of securities	6,889	4,150
Purchases to cover securities sold, not yet purchased	(5,160)	(3,895)
Proceeds from securities sold, not yet purchased	1,000	5,263
Changes in receivables and payables relating to securities transactions	(2,337)	1,149
Depreciation and amortization	411	333
Impairment	87	3
Deferred taxes	(168)	(3)
Other, net	(33)	10
Changes in cash held at consolidated affiliated partnerships and restricted cash	3,093	(560)
Changes in other operating assets and liabilities	39	(444)
Net cash provided by operating activities	1,368	1,860
Cash flows from investing activities:
Capital expenditures	(617)	(359)
Acquisitions of businesses, net of cash acquired	(1,348)	(126)
Proceeds from sale of investments	170	—
Purchases of investments	(210)	(150)
Other, net	29	5
Net cash used in investing activities	(1,976)	(630)
Cash flows from financing activities:
Investment segment distributions	(17)	(2,164)
Investment segment contributions	—	250
Partnership contributions	513	—
Partnership distributions	(31)	(39)
Proceeds from issuance of senior unsecured notes	1,030	—
Proceeds from other borrowings	172	612
Repayments of borrowings	(175)	(653)
Other, net	(38)	(20)
Net cash provided by (used in) financing activities	1,454	(2,014)
Effect of exchange rate changes on cash and cash equivalents	16	(10)
Net increase (decrease) in cash and cash equivalents	862	(794)
Net change in cash of assets held for sale	—	2
Cash and cash equivalents, beginning of period	2,278	2,963
Cash and cash equivalents, end of period	$3,140	$2,171
Supplemental information:
Cash payments for interest, net of amounts capitalized	$387	$368
Net cash payments for income taxes	$185	$53
Net unrealized (loss) gain on available-for-sale securities	$(2)	$2
Acquisition of non-controlling interest in CVR	$135	$—

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

1.	Description of Business and Basis of Presentation.
General
Icahn Enterprises L.P. (“Icahn Enterprises” or the “Company”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), our sole general partner, which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of September 30, 2012, Mr. Icahn and his affiliates owned 97,183,300 of our depositary units which represented approximately 93.3% of our outstanding depositary units.
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
The accompanying consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011. The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature. Certain reclassifications from the prior year presentation have been made to conform to the current year presentation.
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
See Note 5, “Investments and Related Matters,” and Note 6, “Fair Value Measurements,” for a detailed discussion of our investments.
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

as of September 30, 2012 was approximately $8.4 billion and $8.7 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2011 was each approximately $6.5 billion.
Restricted Cash
Our restricted cash balance was approximately $0.7 billion and $4.8 billion as of September 30, 2012 and December 31, 2011, respectively.
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
In July 2012, the FASB issued ASU No. 2012-02, which amends FASB ASC Topic 350. This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with FASB ASC Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. This update is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued. We adopted this ASU during the third quarter of 2012; the adoption of this ASU did not have a material impact on our financial position, results of operations or

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

cash flows.
Recently Issued Accounting Standards
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
Planned Major Maintenance Costs - Energy
The direct-expense method of accounting is used for planned major maintenance activities for our Energy segment. Maintenance costs are recognized as expense when maintenance services are performed. During the year ended December 31, 2011, the Coffeyville refinery completed the first phase of a two-phase major scheduled turnaround; during the first quarter of 2012, the Coffeyville refinery completed the second phase of the two-phase major scheduled turnaround. During the year ended December 31, 2010, the nitrogen fertilizer plant completed a major scheduled turnaround. Planned major maintenance costs are included in cost of goods sold in our consolidated financial statements when incurred. Planned major maintenance costs of $13 million were incurred for the period May 5, 2012 through September 30, 2012. Planned major maintenance activities for the nitrogen plant generally occur every two years. The required frequency of the maintenance varies by unit, for the refineries, but generally is every four to five years. The nitrogen fertilizer plants' and the Wynnewood refinery's next major maintenance activities are both scheduled for the fourth quarter of 2012.
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
Filing Status of Subsidiaries
Federal-Mogul Corporation (“Federal-Mogul”), CVR, American Railcar Industries, Inc. (“ARI”) and Tropicana

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

Entertainment Inc. (“Tropicana”) are each a public reporting entity under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and file annual, quarterly and current reports and proxy and information statements. Each of these reports is publicly available at www.sec.gov.

2.	Acquisition.
Acquisition of CVR Energy, Inc.
On April 18, 2012, IEP Energy LLC (“IEP Energy”), a majority owned subsidiary of Icahn Enterprises, and certain other affiliates of Icahn Enterprises (collectively, the “IEP Parties”), entered into a Transaction Agreement (the “Transaction Agreement”) with CVR, with respect to IEP Energy's tender offer (the “Offer”) to purchase all of the issued and outstanding shares of CVR's common stock for a price of $30 per share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent cash payment right (the “CCP”) for each share of CVR common stock, which represents the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR is executed on or prior to August 18, 2013 and such transaction closes.
The Offer expired on May 4, 2012. On May 7, 2012, we announced the results of the Offer.  A total of 48,112,317 shares of CVR common stock were validly tendered for $30 per share plus one CCP. As all of the terms and conditions of the Offer had been satisfied, IEP Energy accepted for payment all of the tendered shares, which represented approximately 55% of the outstanding shares of CVR common stock. Following the purchase of these shares, the IEP Parties owned approximately 70% of the outstanding shares of CVR common stock. Subsequent to the expiration of the Offer on May 4, 2012, IEP Energy extended the Offer through May 18, 2012.  As a result of the extension of the Offer and subsequent additional purchases of CVR common stock by IEP Energy, the IEP Parties increased their ownership in CVR.  In May 2012, certain affiliates of Carl C. Icahn, excluding Icahn Enterprises, contributed their shares of CVR common stock for their proportionate share of IEP Energy. In August 2012, affiliates of Mr. Icahn contributed their interest in IEP Energy to Icahn Enterprises in exchange for our depositary units. See Note 4, "Related Party Transactions-Energy" for further discussion regarding this transaction. As of September 30, 2012, IEP Energy owned approximately 82.0% of the total outstanding common stock of CVR.
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
For the nine months ended September 30, 2012, we recognized approximately $1 million in transaction fees that are included in selling, general and administrative in our consolidated statements of operations. These costs primarily relate to legal, accounting and other professional fees incurred since the first quarter of 2012 when we announced our intention to acquire a controlling interest in CVR.
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
The acquisition-date fair value of the equity interest in CVR held by IEP Energy immediately before May 4, 2012, the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

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
Unaudited Pro Forma Financial Information
The summary unaudited pro forma financial information presented below for the nine months ended September 30, 2012 and 2011 give effect to the CVR acquisition as if it had occurred on January 1, 2011. The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable. On December 15, 2011, CVR completed the acquisition of all the issued and outstanding shares of the Gary-Williams Energy Corporation ("GWEC"), including its two wholly owned subsidiaries (the "Wynnewood Acquisition"). The Wynnewood Acquisition was accounted for under the purchase method of accounting and, as such, CVR's results of operations include GWEC's results from operations from the periods commencing December 16, 2011. The unaudited pro forma condensed financial information presented below include the historical results of operations of CVR for the nine months ended September 30, 2011 as adjusted for the pro forma effects of the acquisition of GWEC by CVR as if CVR had acquired GWEC on January 1, 2011. The unaudited pro forma financial information do not necessarily represent what would have occurred if the transaction had taken place in the respective periods and should not be taken as representative of our future consolidated results of operations.

	Nine Months Ended September 30,
	2012	2011
	(in millions, except per unit data)
Revenues	$14,050	$14,588
Net income	590	1,490
Net income attributable to Icahn Enterprises	354	776
Net income per LP unit	3.37	8.75
Other Acquisition
In June 2012, Federal-Mogul entered into a definitive agreement to purchase the BERU spark plug business from BorgWarner, Inc. These spark plugs are manufactured in France and Germany and are sold to European original equipment manufacturers. The purchase was finalized at the end of September 2012 for $52 million, net of acquired cash. Federal-Mogul has performed a preliminary allocation of the purchase price in accordance with the Financial Accounting Standards Board

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

(“FASB”) Accounting Standards Codifications (“ASC”) Topic 805, Business Combinations. Federal-Mogul is utilizing a third party to assist in the fair value determination of certain components of the purchase price allocation, namely fixed assets and intangible assets. Federal-Mogul has preliminarily recorded $20 million of goodwill associated with this acquisition.

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
As more fully disclosed in a letter to investors in the Investment Funds filed with the SEC on Form 8-K on March 7, 2011, the Investment Funds returned all fee-paying capital to their investors during 2011. Payments were funded through cash on hand and borrowings under existing credit lines.
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
On July 1, 2012, we made an additional investment of $300 million in the Investment Funds. The fair value of our interest in the Investment Funds was approximately $2.3 billion and $3.1 billion as of September 30, 2012 and December 31, 2011, respectively.
Sargon co-manager agreements
On April 1, 2010, Icahn Enterprises and Icahn Capital, a wholly owned indirect subsidiary of Icahn Enterprises, entered into a co-manager agreement with Brett Icahn, the son of Carl C. Icahn. At that time Icahn Capital also entered into a co-manager agreement on the same terms with David Schechter (such co-manager agreements, collectively the ''Icahn Enterprises Co-Manager Agreements''). Under the Co-Manager Agreements, each of Brett Icahn and David Schechter serves as a co-

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

portfolio manager of the Sargon Portfolio, a designated portfolio of assets within the various private investment funds comprising Icahn Enterprises' Investment segment, including the Onshore Fund, Master Fund I, Master Fund II and Master Fund III, subject to the supervision and control of Icahn Capital and Carl Icahn. Icahn Capital owns the general partners of the Investment Funds.
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
Automotive
We conduct our Automotive segment through our majority ownership in Federal-Mogul.  Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reduction, alternative energies, environment and safety systems. Federal-Mogul serves the world's foremost original equipment manufacturers (“OEM”) and servicers (“OES”) of automotive, light, medium and heavy-duty commercial vehicles, off-road, agricultural, marine, rail, aerospace, power generation and industrial equipment (collectively, “OE”), as well as the worldwide aftermarket. Federal-Mogul seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. Federal-Mogul believes that it is uniquely positioned to effectively manage the life cycle of a broad range of products to a diverse customer base.
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

Effective September 1, 2012, Federal-Mogul began operating with two end-customer focused business units. The Powertrain (or “PT”) business unit focuses on original equipment products for automotive, heavy duty and industrial applications. The Vehicle Components Solutions (or “VCS”) business unit sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers and other vehicle components. The new organizational model allows for a strong product line focus benefiting both original equipment and aftermarket customers and will enable the global Federal-Mogul teams to be responsive to customers' needs for superior products and to promote greater identification with Federal-Mogul premium brands. The division of the global Federal-Mogul business into two business units is expected to enhance management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases.
As of September 30, 2012, we owned approximately 77.6% of the total outstanding common stock of Federal-Mogul.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

Accounts Receivable, net
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Japan and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $187 million and $203 million as of September 30, 2012 and December 31, 2011, respectively. Of those gross amounts, $187 million and $202 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of both September 30, 2012 and December 31, 2011, Federal-Mogul had no outstanding transferred receivables for which cash had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were $335 million and $412 million for the three months ended September 30, 2012 and 2011, respectively, and approximately $1.1 billion and $1.3 billion for the nine months ended September 30, 2012 and 2011, respectively.
For the three months ended September 30, 2012 and 2011, expenses associated with transfers of receivables were $1 million and $2 million, respectively, and were recorded in the consolidated statements of operations within other (loss) income, net. For the nine months ended September 30, 2012 and 2011, expenses associated with transfers of receivables were $5 million and $7 million, respectively. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities. Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposures to Federal-Mogul associated with certain of these facilities' terms were $19 million and $23 million September 30, 2012 and December 31, 2011, respectively. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of September 30, 2012 and December 31, 2011, Federal-Mogul estimated the loss to be immaterial.
Restructuring
During the three months ended September 30, 2012 and 2011, Federal-Mogul recorded $5 million and $3 million in restructuring charges, respectively. During the nine months ended September 30, 2012 and 2011, Federal-Mogul recorded $19 million and $4 million in restructuring charges, respectively. The total restructuring charges for the three months ended September 30, 2012 consist of employee-related costs and was primarily related to corporate headcount reduction actions. The total restructuring charges for the nine months ended September 30, 2012 consist of employee costs and headcount reduction actions associated with the aftermarket and corporate unit.
In June 2012, Federal-Mogul announced a restructuring plan ("Restructuring 2012") to reduce or eliminate capacity at several high-cost VCS facilities and transfer production to lower-cost locations. Restructuring 2012 is anticipated to be completed within two years. In connection with the initial phase of Restructuring 2012, Federal-Mogul recorded $8 million in restructuring charges for the nine months ended September 30, 2012, all of which pertain to employee costs. Federal-Mogul expects to incur restructuring charges related to Restructuring 2012 totaling approximately $37 million, of which $26 million relate to employee costs and $11 million relate to facility costs.
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
In addition to other coverage, Federal-Mogul believes its insurance policies provide for replacement of damaged property, sales value of destroyed inventory, reimbursement for losses due to interruption of business operations and reimbursement of expenditures incurred to restore operations. In February and April 2012, Federal-Mogul received $25 million and $5 million, respectively, in cash advances from its insurance carrier related to the flooding. Federal-Mogul has insurance recoverables of $0 million and $21 million recorded as of September 30, 2012 and December 31, 2011, respectively, which are included in other assets on our consolidated balance sheets.
Energy
We conduct our Energy segment through our majority ownership in CVR. We acquired a controlling interest in CVR on

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

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
During the third quarter of 2012, in contemplation of an initial public offering, Coffeyville Resources, LLC ("CRLLC") formed CVR Refining Holdings, LLC, which in turn formed CVR Refining GP, LLC. CVR Refining Holdings, LLC and CVR Refining GP, LLC formed CVR Refining, LP (the “Refining Partnership”) which issued them a 100% limited partnership interest and a non-economic general partner interest, respectively. CVR Refining Holdings, LLC formed CVR Refining, LLC and CRLLC contributed its petroleum and logistics subsidiaries in October 2012, as well as its equity interests in Coffeyville Finance Inc., to CVR Refining, LLC.
On October 1, 2012, the Refining Partnership filed a registration statement on Form S-1 to effect an initial public offering of its common units representing limited partner interests (the “Offering”). The number of common units to be sold in the Offering has not yet been determined. The Offering is subject to numerous conditions including, without limitation, market conditions, pricing, regulatory approvals, including clearance from the SEC, compliance with contractual obligations, and reaching agreements with the underwriters and lenders. Note 20, "Subsequent Events-Energy," to the for additional information regarding this initial public offering.
As of September 30, 2012, Icahn Enterprises owns 82.0% of the total outstanding common stock of CVR.
The following CVR entities are referenced elsewhere in this Quarterly Report on Form 10-Q: Coffeyville Resources Refining & Marketing, LLC ("CRRM") and Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF").
Petroleum business. CVR's petroleum business includes a 115,000 bpd complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a 70,000 bpd crude oil unit refinery in Wynnewood, Oklahoma. In addition, CVR's supporting businesses include (1) a crude oil gathering system with a gathering capacity of approximately 50,000 bpd serving Kansas, Oklahoma, western Missouri, southwestern Nebraska and Texas, (2) a rack marketing division supplying product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and at throughput terminals on Magellan and NuStar Energy, LP's ("NuStar") refined products distribution systems, (3) a 145,000 bpd pipeline system (supported by approximately 350 miles of CVR's owned and leased pipeline) that transports crude oil to its Coffeyville refinery from its Broome Station tank farm and associated crude oil storage tanks with a capacity of 1.2 million barrels, (4) crude oil storage tanks with a capacity of 0.5 million barrels in Wynnewood, Oklahoma, (5) an additional 3.3 million barrels of leased storage capacity located in Cushing, Oklahoma and other locations and (6) 1.0 million barrels of company owned crude oil storage in Cushing, Oklahoma.
CVR's Coffeyville refinery is situated approximately 100 miles northeast of Cushing, Oklahoma, one of the largest crude oil trading and storage hubs in the United States and its Wynnewood refinery is approximately 130 miles southwest of Cushing. Cushing is supplied by numerous pipelines from various locations including Canada. The early June 2012 reversal of the Seaway Pipeline that now flows from Cushing, OK to the U. S. Gulf Coast has eliminated CVR's ability to source foreign waterborne crude oil from around the world, as well as deep water U.S. Gulf of Mexico produced sweet and sour crude oil grades. In addition to rack sales (sales which are made at terminals into third party tanker trucks), CVR makes bulk sales (sales through third party pipelines) into the mid-continent markets via Magellan and into Colorado and other destinations utilizing the product pipeline networks owned by Magellan, Enterprise Products Operating, L.P., and NuStar.
Crude oil is supplied to CVR's Coffeyville refinery through its gathering system and by a Plains pipeline from Cushing, Oklahoma. CVR maintains capacity on the Spearhead and Keystone pipelines from Canada to Cushing. CVR also maintains leased storage in Cushing to facilitate optimal crude oil purchasing and blending. CVR's Coffeyville refinery blend consists of a combination of crude oil grades, including onshore and offshore domestic grades, various Canadian medium and heavy sours and sweet synthetics. CVR's Wynnewood refinery is capable of processing a variety of crude oils, including West Texas sour, West Texas Intermediate, sweet and sour Canadian and other U.S. domestically produced crude oils. The access to a variety of crude oils coupled with the complexity of CVR's refineries allows CVR to purchase crude oil at a discount to WTI.
On August 31, 2012, CRRM, an indirect, wholly-owned subsidiary of CVR Energy, and Vitol Inc. (“Vitol”), entered into an Amended and Restated Crude Oil Supply Agreement (the “Vitol Agreement”). The Vitol Agreement amends and restates the Crude Oil Supply Agreement between CRRM and Vitol dated March 30, 2011, as amended (the “Previous Supply Agreement”). The terms of the Vitol Agreement provide that CRRM will obtain all of the crude oil for the Company's two oil

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

refineries through Vitol, other than crude oil that CRRM acquires in Kansas, Missouri, North Dakota, Oklahoma, Texas, Wyoming and all states adjacent to such states and crude oil that is transported in whole or in part via railcar or truck. Pursuant to the Vitol Agreement, CRRM and Vitol work together to identify crude oil and pricing terms that meet CRRM's crude oil requirements. CRRM and/or Vitol negotiate the cost of each barrel of crude oil that is purchased from third party crude oil suppliers. Vitol purchases all such crude oil, executes all third party sourcing transactions and provides transportation and other logistical services for the subject crude oil. Vitol then sells such crude oil and delivers the same to CRRM. Title and risk of loss for all crude oil purchased by CRRM via the Vitol Agreement passes to CRRM upon delivery to one of the Company's delivery points designated in the Vitol Agreement. CRRM pays Vitol a fixed origination fee per barrel plus the negotiated cost (including logistics costs) of each barrel of crude oil purchased. The Vitol Agreement has an initial term commencing on August 31, 2012 and extending through December 31, 2014 (the “Initial Term”). Following the Initial Term, the Vitol Agreement will automatically renew for successive one-year terms (each such term, a “Renewal Term”) unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of the Initial Term or any Renewal Term. Notwithstanding the foregoing, CRRM has an option to terminate the Vitol Agreement effective December 31, 2013 by providing written notice of termination to Vitol on or before May 1, 2013.
On September 28, 2012, the Wynnewood refinery experienced an explosion in a boiler unit that had been temporarily shut down as part of the turnaround process. Two employees were fatally injured. Damage at the refinery was limited to the boiler; process and other areas of the facility were unaffected. Additionally, there has been no evidence of environmental impact. The refinery was shut down for turnaround maintenance at the time of the incident. CVR immediately launched an internal investigation of the incident and continues to cooperate with U.S. Occupational Health and Safety Administration (“OSHA”) and Oklahoma Department of Labor (“ODL”) investigations.
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
Gaming
We conduct our Gaming segment through our majority ownership in Tropicana. Tropicana currently owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The eight casino facilities it operates feature approximately 381,000 square feet of gaming space with 7,121 slot machines, 233 table games and 6,045 hotel rooms with three casino facilities located in Nevada and one in each of Mississippi, Indiana, Louisiana, New Jersey and Aruba.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

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
During the nine months ended September 30, 2012, we acquired additional shares of Tropicana common stock.  As of September 30, 2012, we owned approximately 65.1% of the total outstanding common stock of Tropicana.
Railcar
We conduct our Railcar segment through our majority ownership in ARI and our indirect wholly-owned subsidiary AEP Leasing LLC ("AEP Leasing"). ARI manufactures railcars, which are offered for sale or lease, custom designed railcar parts and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, railroads, industrial companies and other non-rail companies. ARI leases railcars that it manufactures to certain markets. ARI provides railcar repair and maintenance services for railcar fleets. In addition, ARI provides fleet management, maintenance, engineering and field services for railcars owned by certain customers. Such services include maintenance planning, project management, tracking and tracing, regulatory compliance, mileage audit, rolling stock taxes and online service access.
During the nine months ended September 30, 2012 and 2011, ARI had three external customers who accounted for approximately 72% and 50%, respectively, of its total consolidated net sales and other revenues from operations.
On August 17, 2012, AEP Leasing was formed for the purpose of leasing railcars. AEP Leasing's business will be managed by American Railcar Leasing LLC ("ARL"), an entity controlled by Mr. Icahn and which also manages ARI's leasing and other businesses. AEP Leasing began purchasing railcars from ARI in the third quarter of 2012 with terms and pricing not less favorable to ARI than the terms and pricing available to unaffiliated third parties. Transactions between AEP Leasing and ARI have been eliminated in consolidation.
As of September 30, 2012, future contractual minimum rental revenues required under non-cancellable operating leases for railcars with terms longer than one year are as follows:

Remaining 2012	$5
2013	22
2014	21
2015	18
2016	17
2017 and thereafter	21
Total	$104

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

As of September 30, 2012, we owned approximately 55.6% of the total outstanding common stock of ARI.
Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase currently operates eight manufacturing facilities and ten distribution centers throughout North America, Europe, South America and Asia and derives approximately 69% of its total net sales from customers located outside the United States. Viskase believes it is one of the two largest manufacturers of non-edible cellulosic casings for processed meats and one of the three largest manufacturers of non-edible fibrous casings. Viskase has completed the construction of a shirring plant in the Philippines to serve the Asian market. The plant is operating on a limited basis and is expected to be scaled up over several years in accordance with our growth expectations for the Asian market. The 2012 capital investment, including machinery, was $7 million for the Philippines project, with a total capital investment to date of $13 million on the project. We anticipate that an additional $3 million of equipment will be added during the remainder of 2012 through the year ending December 31, 2016.
As of September 30, 2012, we owned approximately 71.4% of the total outstanding common stock of Viskase.
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
As of September 30, 2012, we owned 29 rental real estate properties. Our property development operations are run primarily through Bayswater Development LLC, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of approximately 322 and 870 units of residential housing, respectively. Both developments operate golf and resort operations as well.
As of September 30, 2012 and December 31, 2011, $74 million and $77 million, respectively, of the net investment in financing leases and net real estate leased to others which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

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
A relatively small number of customers have historically accounted for a significant portion of WPH's net sales. WPH had seven customers who accounted for approximately 72% and 63% of WPH's net sales for the nine months ended September 30, 2012 and 2011, respectively.

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
Investment
Until August 8, 2007, Icahn Management LP (“Icahn Management”) elected to defer most of the management fees from the Offshore Funds and such amounts remained invested in the Offshore Master Funds until April 30, 2012. Prior to March 31, 2011, the balance of the deferred management fees payable (included in accrued expenses and other liabilities) by Icahn Fund Ltd. to Icahn Management was included in our consolidated financial statements. As further discussed in Note 5, "Investments and Related Matters-Investment-Investment in Variable Interest Entities," because we are no longer considered the primary beneficiary of Icahn Fund Ltd. as of March 31, 2011, we deconsolidated the results and financial position of Icahn Fund Ltd. as of such date.  As a result of deconsolidating Icahn Fund Ltd., our consolidated financial statements no longer contain this deferred management fee payable effective March 31, 2011.
Effective January 1, 2008, Icahn Capital LP (“Icahn Capital”) paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Mr. Icahn (collectively, “Icahn Affiliates”), including administrative and investment services.  Prior to January 1, 2008, Icahn & Co. LLC paid for such services.  Under a separate expense-sharing agreement, Icahn Capital charged Icahn Affiliates $0.4 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively and $1.3 million and $0.8 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, accrued expenses and other liabilities in our consolidated balance sheets included $0.9 million to be applied to Icahn Capital's charges to Icahn Affiliates for services to be provided to them. There was no balance as of December 31, 2011.
In addition, effective January 1, 2008, certain expenses borne by Icahn Capital are reimbursed by Icahn Affiliates, as appropriate, when such expenses are incurred. The expenses include investment-specific expenses for investments acquired by both the Investment Funds and Icahn Affiliates that are allocated based on the amounts invested by each party, as well as investment-related expenses that are allocated based on estimated usage agreed upon by Icahn Capital and Icahn Affiliates. For the three months ended September 30, 2012 and 2011, these reimbursement amounts were $0.3 million and $0.7 million for the nine months ended September 30, 2012 and 2011, these reimbursement amounts were $0.7 million and $2 million, respectively.
Mr. Icahn, along with his affiliates, makes investments in the Investment Funds. As of September 30, 2012 and December 31, 2011, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates was approximately $3.5 billion and $3.2 billion, respectively. In addition, an affiliate of Mr. Icahn had a deferred management fee arrangement with certain feeder funds which was settled in the amount of $192 million during the second quarter of 2012. At December 31, 2011, the balance of the deferred management fee arrangement was $188 million which was invested in and received applicable returns thereon from the Investment Funds.
Effective April 1, 2011, based on a new expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds, generally when such expenses are paid. Such expenses relate to the operation, administration and investment activities of Icahn Capital for the benefit of the Investment Funds (including salaries, benefits

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

and rent) and shall be allocated pro rata in accordance with each investor's capital accounts in the Investment Funds. For the three and nine months ended September 30, 2012, $6 million and $17 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement. For the three and nine months ended September 30, 2011, $3 million and $7 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.
Energy
On May 7, 2012, affiliates of Mr. Icahn contributed 4,566,546 shares of CVR common stock to IEP Energy with an aggregate value of $137 million, resulting in a 6.4% non-controlling interest in IEP Energy. Pursuant to a contribution and exchange agreement dated August 24, 2012, affiliates of Mr. Icahn contributed their interest in IEP Energy to us for an aggregate consideration of 3,288,371 of our depositary units based on a 20 trading-day volume weighted average price of our depositary units. As a result of this transaction, we directly own 82.0% of the total outstanding common stock of CVR as of August 24, 2012. This transaction was approved by the Audit Committee of the board of directors of Icahn Enterprises GP. The Audit Committee was advised by independent counsel and an independent financial advisor which rendered a fairness opinion.
Railcar
Agreements with American Railcar Leasing LLC
Effective as of January 1, 2008, ARI entered into a fleet services agreement with ARL, a company controlled by Mr. Icahn. Under the agreement, ARI provided ARL fleet management services for a fixed monthly fee and railcar repair and maintenance services for a charge of labor, components and materials. This agreement was replaced by a new agreement (referred to as the "Railcar Services Agreement"), which became effective April 16, 2011 for a term of three years that will automatically renew for additional one-year periods unless either party provides at least 60 days written prior notice of termination. As stipulated in the Railcar Services Agreement, ARI provides railcar repair, engineering, administrative and other services, on an as needed basis, for ARL's lease fleet at mutually agreed-upon prices. Railcar services revenues, included in other revenues from operations in our consolidated statements of operations, recorded by ARI were $6 million and $7 million under these agreements for the three months ended September 30, 2012 and 2011, respectively, and $17 million and $19 million under these agreements for the nine months ended September 30, 2012 and 2011, respectively. The terms and pricing on services to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties. The Railcar Services Agreement was unanimously approved by the independent directors of ARI's audit committee on the basis that the terms were no less favorable than those terms that could have been obtained in a comparable transaction with an unaffiliated third party.
ARI from time to time manufactures and sells railcars to ARL under long-term agreements as well as on a purchase order basis. For the three months ended September 30, 2012 and 2011, revenues from railcars sold to ARL were $34 million and zero, respectively, and for the nine months ended September 30, 2012 and 2011, revenues from railcars sold to ARL were $45 million and $1 million, respectively. Revenues from railcars sold to ARL are included in net sales in our consolidated statements of operations. The terms and pricing on services to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties. Any related party sales of railcars under an agreement or purchase order, have been and will be subject to the approval or review by ARI's audit committee.
On February 29, 2012, ARI entered into a Railcar Management Agreement (the "ARI Railcar Management Agreement") with ARL, pursuant to which ARI engaged ARL to sell or lease ARI's railcars in certain markets, subject to the terms and conditions of the ARI Railcar Management Agreement. The ARI Railcar Management Agreement was effective as of January 1, 2011, will continue through December 31, 2015 and may be renewed upon written agreement by both parties.
On August 30, 2012, AEP Leasing LLC ("AEP Leasing") entered into a Railcar Management Agreement (the "AEP Railcar Management Agreement" and together with ARI Railcar Management Agreement, the "Railcar Management Agreements") with ARL, pursuant to which AEP Leasing engaged ARL to sell or lease AEP Leasing's railcars in certain markets, subject to the terms and conditions of the AEP Railcar Management Agreement. The AEP Railcar Management Agreement was effective as of August 30, 2012, will continue through December 31, 2022 and may be renewed upon written agreement by both parties.
The Railcar Management Agreements also provide that ARL will manage ARI's and AEP Leasing's leased railcars including arranging for services, such as repairs or maintenance, as deemed necessary. Subject to the terms and conditions of the agreement, ARL will receive, in respect of leased railcars, a fee consisting of a lease origination fee and a management fee

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

based on the lease revenues, and, in respect of railcars sold by ARL, sales commissions. The ARI Railcar Management Agreement was unanimously approved by ARI's special committee and Icahn Enterprises' audit committee consisting of independent directors who were advised by independent counsel and an independent financial advisor. The AEP Railcar Management Agreement was unanimously by Icahn Enterprises' audit committee consisting of independent directors who were advised by independent counsel and an independent financial advisor. Each of the Railcar Management Agreements was approved by the applicable special or audit committees on the basis that the terms of the Railcar Management Agreements were not materially less favorable than those terms that could have been obtained in a comparable transaction with an unaffiliated third party. Fees incurred by ARI and AEP Leasing in connection with the Railcar Management Agreements were $0.3 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively, and $1 million and $0.1 million for the nine months ended September 30, 2012 and 2011, respectively.
As of September 30, 2012 and December 31, 2011, ARI had accounts receivable of $3 million and $4 million, respectively, due from ARL. These amounts are included in other assets in our consolidated balance sheets.
Holding Company - Administrative Services
For each of the three months ended September 30, 2012 and 2011, we paid an affiliate $1 million for the non-exclusive use of office space. For each of the nine months ended September 30, 2012 and 2011, we paid an affiliate $2 million for the non-exclusive use of office space.
For the three months ended September 30, 2012 and 2011, we paid $0.2 million and $0.1 million, respectively, to XO Holdings, Inc., an affiliate of Icahn Enterprises GP, our general partner, for telecommunications services. For the nine months ended September 30, 2012 and 2011, we paid $0.6 million and $0.3 million, respectively, to XO Holdings, Inc. for such services.
The Holding Company provided certain professional services to an Icahn Affiliate for which it charged $0.4 million and $0.6 million for the three months ended September 30, 2012 and 2011, respectively, and $1.2 million and $1.2 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and December 31, 2011, accrued expenses and other liabilities in our consolidated balance sheets included $1.0 million and $1 million, respectively, for charges to the affiliate for services provided to it.
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
September 30, 2012 (Unaudited)

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
Our Investment segment applied the fair value option to certain of its investments that would have otherwise been subject to the equity method of accounting.  As of September 30, 2012, the fair value of these investments was $359 million. During the three months ended September 30, 2012 and 2011, our Investment segment recorded gains of $193 million and losses of $62 million, respectively, associated with these investments, and for the nine months ended September 30, 2012 and 2011, our Investment segment recorded gains of $360 million and losses of $41 million, respectively. Such amounts are included in net gain from investment activities in our consolidated statements of operations. Included in these investment gains and losses is the Investment Funds' gains and losses in The Hain Celestial Group, Inc. (“Hain”) and Metro-Golden-Mayer Inc. ("MGM"). As of September 30, 2012, the Investment Funds, together with their affiliates held, in the aggregate, 7,130,563 shares of Hain, representing approximately 16% of the outstanding shares of Hain. As of September 30, 2012, the Investment Funds no longer held any shares of MGM. The General Partners have applied the fair value option to their investments in Hain and previously to MGM.
We believe that these investments to which we applied the fair value option are not material, individually or in the aggregate, to our consolidated financial statements. Hain is a registered SEC reporting companies whose financial statements are available at www.sec.gov.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

Other Segments
The carrying value of investments held by our Automotive, Gaming, Railcar, Home Fashion segments and Holding Company consist of the following:

	September 30, 2012	December 31, 2011
	(in millions)
Equity method investments	$316	$286
Other investments	96	204
	$412	$490
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
Investments in Non-Consolidated Affiliates
Automotive
Federal-Mogul maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey and the United States. Federal-Mogul's direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $257 million and $228 million at September 30, 2012 and December 31, 2011, respectively.
Equity earnings from non-consolidated affiliates were $6 million and $7 million for the three months ended September 30, 2012 and 2011, respectively, which are included in other (loss) income, net in our consolidated statements of operations. Equity earnings from non-consolidated affiliates were $28 million and $27 million for the nine months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, these entities generated sales of $572 million and $556 million, respectively, and net income of $68 million and $67 million, respectively. Distributed dividends to Federal-Mogul from non-consolidated affiliates were $1 million and $2 million for the three and nine months ended September 30, 2012, respectively. Distributed dividends to Federal-Mogul from non-consolidated affiliates were $14 million for the each of the three and nine months ended September 30, 2011.
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
Federal-Mogul holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, Federal-Mogul's partner holds an option to put its shares to a subsidiary of Federal-Mogul's at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. The total amount of the contingent guarantee, should all triggering events have occurred, approximated $59 million as of September 30, 2012. Federal-Mogul believes that this contingent guarantee is less than the estimated current fair value of the joint venture partners' interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.
Railcar
As of September 30, 2012, ARI was party to three joint ventures which are all accounted for using the equity method.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

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
The risk of loss to ARI is limited to its investment in these joint ventures, certain loans and related interest and fees due from these joint ventures to ARI. As of September 30, 2012, the carrying amount of these investments was $45 million and the maximum exposure to loss was $45 million. Maximum exposure to loss was determined based on ARI's carrying amounts in such investments, loans and accrued interest thereon due from applicable joint ventures.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

Investment
The following table summarizes the valuation of the Investment Funds' investments by the above fair value hierarchy levels as of September 30, 2012 and December 31, 2011:

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments:
Equity securities:
Basic materials	$84	$—	$—	$84	$128	$—	$—	$128
Communications	211	43	—	254	2,593	—	—	2,593
Consumer, non-cyclical	1,300	—	—	1,300	1,778	26	—	1,804
Consumer, cyclical	409	3	—	412	376	378	—	754
Energy	966	—	—	966	1,644	29	—	1,673
Financial	237	—	—	237	263	—	—	263
Funds	—	304	—	304	—	—	—	—
Industrial	—	—	—	—	—	32	—	32
Technology	268	—	—	268	254	—	—	254
Utilities	56	67	—	123	83	21	—	104
	3,531	417	—	3,948	7,119	486	—	7,605
Corporate debt:
Communications	—	—	—	—	—	84	—	84
Consumer, cyclical	—	—	293	293	—	150	289	439
Financial	—	48	—	48	—	109	—	109
Sovereign debt	—	3	—	3	—	10	—	10
Utilities	—	31	—	31	—	34	—	34
	—	82	293	375	—	387	289	676
Mortgage-backed securities:
Financial	—	177	—	177	—	167	—	167
	3,531	676	293	4,500	7,119	1,040	289	8,448
Derivative contracts, at fair value(1)	—	—	—	—	—	3	—	3
	$3,531	$676	$293	$4,500	$7,119	$1,043	$289	$8,451
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, cyclical	$295	$—	$—	$295	$—	$—	$—	$—
Energy	—	—	—	—	—	—	—	—
Funds	—	19	—	19	4,466	10	—	4,476
	295	19	—	314	4,466	10	—	4,476
Derivative contracts, at fair value(2)	—	383	—	383	—	42	—	42
	$295	$402	$—	$697	$4,466	$52	$—	$4,518

(1)	Included in other assets in our consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

The changes in investments measured at fair value for which the Investment segment has used Level 3 input to determine fair value are as follows:

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Balance at January 1	$289	$329
Gross realized and unrealized gains	8	2
Gross proceeds	(4)	(47)
Balance at September 30	$293	$284
Unrealized gains of $8 million are included in earnings related to Level 3 investments still held at September 30, 2012. Total realized and unrealized gains and losses recorded for Level 3 investments, if any, are reported in net gain from investment activities in our consolidated statements of operations.
The Investment Funds owned one Level 3 corporate debt investment at September 30, 2012.  Fair value was determined through yield analysis of comparable loans to which we applied a risk premium that we determined to be appropriate, which resulted in a lower valuation for our Level 3 investment.  Adjusting the risk premium by 1% in either direction would result in a 3% change in the fair value of the loan.
Other Segments and Holding Company
The following table summarizes the valuation of our Automotive and Energy segments and our Holding Company investments and derivative contracts by the above fair value hierarchy levels as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets	(in millions)
Marketable equity and debt securities	$1	$—	$1	$20	$—	$20
Trading securities	—	60	60	—	—	—
Investments in precious metals	—	—	—	150	—	150
Derivative contracts, at fair value(1)	—	—	—	—	3	3
	$1	$60	$61	$170	$3	$173
Liabilities
Derivative contracts, at fair value(2)	$—	$144	$144	$—	$57	$57

(1)	Amounts are classified within other assets in our consolidated balance sheets.

(2)	Amounts are classified within accrued expenses and other liabilities in our consolidated balance sheets.

Assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2012 are set forth in the table below:

	September 30, 2012

	Level 3	Recognized
Category	Asset	Loss
	(in millions)
Property, plant and equipment	$77	$39
Intangibles	56	48

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

We determined the fair value of property, plant and equipment by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize and through the use of valuation specialists.
The fair values of intangible assets, primarily related to certain trademarks and brand names, are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets.

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
September 30, 2012 (Unaudited)

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
The Investment Funds may also purchase and write option contracts. As a writer of option contracts, the Investment Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Investment Funds are obligated to purchase or sell, at the holder's option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds' satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets. At September 30, 2012, the maximum payout amounts relating to certain put options written by the Investment Funds were approximately $5.5 billion, of which approximately $5.4 billion related to covered put options on existing short positions on a certain stock index.  At December 31, 2011, the maximum payout amounts relating to certain put options written by the Investment Funds approximated $1.7 billion, of which approximately $1.4 billion related to covered put options on existing short positions on a certain stock index. As of September 30, 2012 and December 31, 2011, there were unrealized gains of $140 million and $24 million, respectively.
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2012 and December 31, 2011 was $383 million and $42 million, respectively.
At September 30, 2012 and December 31, 2011, the Investment Funds had $382 million and $257 million, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash in our consolidated balance sheets.
U.S. GAAP requires the disclosure of information about obligations under certain guarantee arrangements. Such guarantee arrangements requiring disclosure include contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.
From time to time, the Investment Funds enter into certain derivative contracts, in the form of credit default swaps, which meet the accounting definition of a guarantee, whereby the occurrence of a credit event with respect to the issuer of the underlying financial instrument may obligate the Investment Funds to make a payment to the swap counterparties. No such derivative contracts existed as of September 30, 2012. As of December 31, 2011, the Investment Funds had entered into such a credit default swap with a maximum notional amount of $8 million, with a term of one year. This credit default swap had a below investment grade risk profile. We estimate that our maximum exposure related to this credit default swap approximates 48.0% of such notional amounts as of December 31, 2011.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

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
Automotive
During 2008, Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. As of September 30, 2012 and December 31, 2011, unrealized net losses of $19 million and $44 million, respectively, were recorded in accumulated other comprehensive loss as a result of these hedges. As of September 30, 2012, losses of $19 million are expected to be reclassified from accumulated other comprehensive loss to the consolidated statement of operations within the next 12 months.
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
Federal-Mogul had commodity price hedge contracts outstanding with combined notional values of $57 million and $117 million at September 30, 2012 and December 31, 2011, respectively, substantially all of which mature within one year in each of the respective periods and $54 million and $117 million, respectively, were designated as hedging instruments for accounting purposes. Unrealized net losses of less than $1 million and $15 million were recorded in accumulated other comprehensive loss as of September 30, 2012 and December 31, 2011, respectively.
Federal-Mogul manufactures and sells its products in North America, South America, Asia, Europe and Africa. As a result, Federal-Mogul's financial results can be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which Federal-Mogul manufactures and sells its products. Federal-Mogul's operating results are primarily exposed to changes in exchange rates between the U.S. dollar and European currencies.
Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Federal-Mogul had notional values of $181 million and $27 million of foreign currency hedge contracts outstanding at September 30, 2012 and December 31, 2011, respectively, of which $7 million and $27 million, respectively, were designated as cash flow hedging instruments for accounting purposes. Unrealized net gains of $1 million and $3 million were recorded in accumulated other comprehensive loss as of September 30, 2012 and December 31, 2011, respectively, for the contracts designated as hedging instruments. The remaining outstanding contracts as of September 30, 2012 with combined notional value of approximately $174 million were entered into by Federal-Mogul in order to offset fluctuations in consolidated earnings caused by changes in currency rates used to translate earnings at foreign subsidiaries into U.S. dollars over the next 15 months. These

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

contracts are not designated as hedging instruments for accounting purposes and are marked to market through the income statement. Unrealized losses of $6 million related to these contracts were recorded in other income, net for the three and nine months ended September 30, 2012.
Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. Federal-Mogul's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of Federal-Mogul's direct sales during the nine months ended September 30, 2012. Federal-Mogul had one VCS customer that accounted for 17% of its net accounts receivable balance as of September 30, 2012. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.
Energy
CVR is subject to price fluctuations caused by supply conditions, weather, economic conditions, interest rate fluctuations and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, CVR from time to time enters into various commodity derivative transactions.
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
CVR maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the consolidated balance sheets. The maintenance margin balance is included within other assets within consolidated balance sheets. Depending upon the position of the open commodity derivatives as of the reporting date, the amounts are classified either as an asset or liability within the consolidated balance sheets. From time to time, CVR may be required to deposit additional funds into this margin account. The fair value of the open commodity positions as of September 30, 2012 was a net loss of less than a $1 million which is included in accrued expenses and other liabilities. For the three months ended September 30, 2012 and the period May 5, 2012 through September 30, 2012, CVR recognized a net realized and unrealized loss of $7 million and $4 million, respectively, and is included in other (loss) income, net in the consolidated statement of operations.
In September 2011, CVR entered into several commodity swap contracts with effective periods beginning in January 2012. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the the consolidated balance sheets with changes in fair value currently recognized in the consolidated statement of operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. As of September 30, 2012, CVR had open commodity hedging instruments consisting of 26.3 million barrels of crack spreads primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at September 30, 2012 was a net liability of $116 million. For the three months ended September 30, 2012 and the period May 5, 2012 through September 30, 2012, CVR recognized a net realized and unrealized loss of $162 million and $168 million, respectively, which is recorded in other (loss) income, net in the consolidated statements of operations.
On June 30 and July 1, 2011, CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements totals $63 million (split evenly between the two agreement dates) and commenced on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.975%. Both swap agreements are settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three-month LIBOR as governed by the CRNF credit agreement. At September 30, 2012, the effective rate was approximately 4.6%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense in the consolidated statement of operations. The realized loss on the interest rate swap reclassified from accumulated other comprehensive income ("AOCI") into interest expense was $0.2 million and $0.3 million for the three months ended September 30, 2012 and the period May 5, 2012 through September 30, 2012, respectively.
Consolidated Derivative Information
The following table presents the consolidated fair values of our derivatives that are not designated as hedging instruments:

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Not Designated as Hedging Instruments	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(in millions)
Equity contracts	$—	$3	$383	$42
Foreign exchange contracts	—	3	6	—
Commodity contracts	—	—	116	—
Sub-total	—	6	505	42
Netting across contract types(3)	—	—	—	—
Total(3)	$—	$6	$505	$42

(1)	Net asset derivatives are located within other assets in our consolidated balance sheets.

(2)	Net liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.

(3)
Excludes netting of cash collateral received and posted.  The total collateral posted at September 30, 2012 and December 31, 2011 was $382 million and $257 million, respectively, across all counterparties.

The following table presents the effects of our derivative instruments not designated as hedging instruments on the statements of operations for the three and nine months ended September 30, 2012 and 2011:

	Gain (Loss) Recognized in Income(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	2012	2011	2012	2011
	(in millions)
Equity contracts	$(680)	$28	$(1,141)	$37
Foreign exchange contracts	(44)	11	(19)	(2)
Credit contracts	1	—	1	19
Futures index spread	—	(7)	—	16
Commodity contracts	(170)	—	(172)	—
	$(893)	$32	$(1,331)	$70

(1)	Gains (losses) recognized on derivatives are classified in net gain from investment activities in our consolidated statements of operations.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

At September 30, 2012, the volume of our derivative activities based on their notional exposure, categorized by primary underlying risk, are as follows:

	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Equity swaps	$4	$11,453
Foreign currency forwards	181	2,146
Interest rate swap contracts	1,253	—
Commodity contracts	62	13
The following table presents the fair values of our derivative instruments that are designated as cash flow hedging instruments:

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Designated as Cash Flow Hedging Instruments	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(in millions)
Interest rate swap contracts	$—	$—	$22	$44
Commodity contracts	2	—	2	16
Foreign currency contracts	—	3	—	—
Sub-total	2	3	24	60
Netting across contract types	(2)	(3)	(2)	(3)
Total	$—	$—	$22	$57

(1)	Located within other assets in our consolidated balance sheets.

(2)	Located within accrued expenses and other liabilities in our consolidated balance sheets.

The following tables present the effect of our derivative instruments that are designated as cash flow hedging instruments on our consolidated financial statements for the three and nine months ended September 30, 2012 and 2011:

Three Months Ended September 30, 2012
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$(1)	$(10)	Interest expense	$—
Commodity contracts	4	(3)	Cost of goods sold	—
Foreign currency contracts	—	1	Cost of goods sold	—
	$3	$(12)		$—

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

Three Months Ended September 30, 2011
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$(2)	$(10)	Interest expense	$—
Commodity contracts	(21)	2	Cost of goods sold	(1)	Other income, net
Foreign currency contracts	4	—	Cost of goods sold	—
	$(19)	$(8)		$(1)

Nine Months Ended September 30, 2012
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$(4)	$(29)	Interest expense	$—
Commodity contracts	7	(9)	Cost of goods sold	—
Foreign currency contracts	(2)	1	Cost of goods sold	—
	$1	$(37)		$—

Nine Months Ended September 30, 2011
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$(12)	$(29)	Interest expense	$—
Commodity contracts	(26)	8	Cost of goods sold	(1)	Other income, net
Foreign currency contracts	2	(1)	Cost of goods sold	—
	$(36)	$(22)		$(1)

8.	Inventories, Net.
Inventories, net consists of the following:

	September 30, 2012	December 31, 2011
	(in millions)
Raw materials	$530	$248
Work in process	249	202
Finished goods	1,154	894
	$1,933	$1,344

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

9.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
	(in millions)
Automotive	$1,351	$(226)	$1,125	$1,323	$(226)	$1,097
Energy	894	—	894	—	—	—
Railcar	7	—	7	7	—	7
Food Packaging	3	—	3	3	—	3
Metals	13	—	13	20	—	20
	$2,268	$(226)	$2,042	$1,353	$(226)	$1,127
Intangible assets, net consists of the following:

		September 30, 2012			December 31, 2011
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in years)
Definite-lived intangible assets:
Automotive	1 - 22	$657	$(258)	$399	$656	$(222)	$434
Energy	20 - 25	358	(7)	351	—	—	—
Gaming	3 - 42	17	(3)	14	25	(2)	23
Food Packaging	6 - 12	23	(16)	7	23	(14)	9
Metals	5 - 15	20	(9)	11	15	(7)	8
Real Estate	12 - 12.5	121	(41)	80	121	(34)	87
		$1,196	$(334)	862	$840	$(279)	561
Indefinite-lived intangible assets:
Automotive				231			277
Gaming				54			54
Food Packaging				2			2
Metals				4			2
Home Fashion				3			3
				294			338
Intangible assets, net				$1,156			$899
We recorded amortization expense for the three months ended September 30, 2012 and 2011 of $22 million and $17 million, respectively, associated with definite-lived intangible assets, and for the nine months ended September 30, 2012 and 2011 we recorded amortization expense of $55 million and $48 million, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.
Automotive
Goodwill
During the nine months ended September 30, 2012, our Automotive segment increased goodwill and decreased property,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

plant and equipment by $8 million to correct for property, plant and equipment that were improperly valued in our initial purchase accounting.
In June 2012, Federal-Mogul entered into a definitive agreement to purchase the BERU spark plug business from BorgWarner, Inc. These spark plugs are manufactured in France and Germany and are sold to European original equipment manufacturers. The purchase was finalized at the end of September 2012 for $52 million, net of acquired cash. Federal-Mogul has performed a preliminary allocation of the purchase price in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) Topic 805, Business Combinations. Federal-Mogul is utilizing a third party to assist in the fair value determination of certain components of the purchase price allocation, namely fixed assets and intangible assets. Federal-Mogul has preliminarily recorded $20 million of goodwill associated with this acquisition.
During the first half of 2012, Federal-Mogul was organized into four business units (Powertrain Energy ("PTE"), Powertrain Sealing and Bearings ("PTSB"), Vehicle Safety and Protection ("VSP") and Global Aftermarket). These four business units represented our reporting units for our goodwill impairment analysis for our Automotive segment for the periods prior and during the second quarter of 2012. During the second quarter of 2012, Federal-Mogul's board of directors approved a restructuring plan to reduce or eliminate capacity at several high cost VSP facilities and transfer production to lower cost locations. As a result, we determined that this restructuring plan indicated that an impairment may have existed in one of our Automotive reporting units, VSP, which had a balance of $720 million of goodwill allocated to it as of June 30, 2012. In assessing whether we had an impairment in our VSP reporting unit, we considered certain trends of businesses comprising our VSP reporting unit, along with other quantitative and qualitative factors, and concluded that this restructuring event did not result in a goodwill impairment charge during the second quarter of 2012 for our VSP reporting unit.
During the third quarter of 2012, the board of directors of Federal-Mogul decided to segment Federal-Mogul's operating businesses into two business units, Powertrain and Vehicle Component Solutions ("VCS"). Powertrain will focus primarily on the manufacture and sale of powertrain products to original equipment manufacturers while VCS will consist of Federal-Mogul's global aftermarket as well as its brake, chassis and wipers businesses. Federal-Mogul has initiated several actions in connection with the creation of the two business units, including the hiring of a new Chief Executive Officer for the VCS group and the identification of facilities that will be managed by each business group.
As a result of the reorganization of Federal-Mogul's operating businesses into two business units as of September 1, 2012, the reporting units for our Automotive segment have also been reorganized accordingly and now consists of Powertrain and VCS. As a result of this reorganization, we were required to reassign our Automotive segment's existing goodwill balances to the new reporting units utilizing a relative fair value allocation approach in accordance with FASB ASC Topic 350. With the assistance of a third-party appraiser, we allocated $485 million and $620 million of goodwill based on their fair values as of September 1, 2012 to the Powertrain and VCS reporting units, respectively. This allocation excludes an allocation of $20 million of goodwill related to the BERU purchase as discussed, all of which been allocated to the Powertrain reporting unit. In addition, we evaluated the potential for goodwill impairment resulting from the reorganization of reporting units. In assessing whether we had an impairment in either of our Powertrain or VCS reporting units, we considered certain trends of businesses comprising our Powertrain and VCS reporting units, along with other quantitative and qualitative factors, and concluded that the business reorganization did not result in a goodwill impairment charge during the third quarter of 2012.
Reporting unit fair values are based upon consideration of various valuation methodologies, one of which is projecting future cash flows discounted at rates commensurate with the risks involved (“Discounted Cash Flow” or “DCF”). Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. We believe that our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in a DCF are based on estimates of the weighted-average cost of capital (“WACC”) of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective.
We note that our Automotive segment's VCS reporting unit's fair value exceeded its carrying value by less than 1%, and accordingly is deemed to be at risk of failing “Step 1” of a goodwill impairment analysis. Because our Automotive segment's VCS reporting unit's fair value exceeded its carrying value by such a small margin, we believe that it was prudent to perform a "Step 2" goodwill impairment analysis for our Automotive segment's VCS reporting unit. "Step 2" calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit, from the fair value of the reporting unit as determined in "Step 1". The implied fair value of goodwill determined in this "Step

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

2" is compared to the carrying value of goodwill. Given the complexity of the calculation, we have not yet finalized “Step 2” of its goodwill impairment assessment. To the extent that the finalization of our assessment of goodwill requires adjustment to the preliminary impairment charge, such adjustment would be recorded in the fourth quarter of 2012.
Intangible Assets
Based upon certain impairment indicators related to our Automotive segment's friction business during the second quarter of 2012, including lower than expected profits and cash flows due to continued lower aftermarket volumes, further product mix shifts and pressure on margins, our Automotive segment performed a trademarks and brand names impairment analysis in accordance with the subsequent measurement provisions of FASB ASC Topic 350. As a result of this impairment analysis, we recorded an impairment charge of $13 million during the second quarter of 2012. In addition, in conjunction with our goodwill impairment test that was precipitated by the reorganization as of September 1, 2012, as discussed above, we also performed a trademarks and brand names impairment analysis in accordance with FASB ASC 350, Intangibles-Goodwill and other, as of September 1, 2012. Our impairment analyses compare the fair values of these assets to the related carrying values, and impairment charges are recorded for any excess of carrying values over fair values. These fair values are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. Based upon these analyses, our Automotive segment recognized a $33 million and $46 million impairment charge for the three and nine months ended September 30, 2012.
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
Gaming
During the second quarter of 2012, our Gaming segment corrected $5 million related to its stepped-up value of certain definite-lived intangibles that were overstated in its initial purchase accounting. In addition, during the second quarter of 2012, our Gaming segment recognized an impairment charge of $2 million related to certain intangible assets (favorable lease arrangements) related to certain original tenant leases being terminated early.
Railcar
We perform the annual goodwill impairment test as of March 1 of each year for our Railcar segment. For purposes of goodwill impairment testing, our Railcar segment's manufacturing reporting unit is the only reporting unit with allocated goodwill. We assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. If, however, we had determined that it was more likely than not that the fair value of the reporting unit was less than its carrying amount, then we would perform the first step of the two-step goodwill impairment test. In evaluating whether it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, we considered various qualitative and quantitative factors, including macroeconomic conditions, railcar industry trends and the fact that our railcar manufacturing reporting unit has historical positive operating cash flows that we anticipate will continue. After

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

assessing these factors, we determined that it was more likely than not the fair value of our railcar manufacturing reporting unit was greater than its carrying amount, and therefore no further testing was necessary.
Food Packaging
As a result of our acquisition of a controlling interest in Viskase on January 15, 2010, certain long-term assets have been adjusted as a result of our required utilization of common control parties' underlying basis in such assets. As of September 30, 2012, the net balances of such assets included adjustments as follows: $3 million for goodwill and $9 million for intangible assets.
Metals
During the nine months ended September 30, 2012, PSC Metals reduced its goodwill by $7 million. This change related to certain acquisitions made during 2011 and consisted of a $10 million increase in tangible and identifiable intangible assets due to finalization of purchase price allocations, offset by additional purchase price payments of $3 million.

10.	Property, Plant and Equipment, Net.
Property, plant and equipment, net consists of the following:

	Useful Life	September 30, 2012	December 31, 2011
	(in years)	(in millions)
Land		$467	$464
Buildings and improvements	4 - 40	2,022	1,040
Machinery, equipment and furniture	1 - 30	4,289	2,565
Assets leased to others	15 - 39	664	509
Construction in progress		665	410
		8,107	4,988
Less: Accumulated depreciation and amortization		(1,782)	(1,483)
Property, plant and equipment, net		$6,325	$3,505
Depreciation and amortization expense related to property, plant and equipment for the three months ended September 30, 2012 and 2011 was $134 million and $86 million, respectively, and for the nine months ended September 30, 2012 and 2011 was $334 million and $258 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

11.	Debt.
Debt consists of the following:

	September 30, 2012	December 31, 2011
	(in millions)
8% senior unsecured notes due 2018 - Icahn Enterprises	$2,478	$1,450
7.75% senior unsecured notes due 2016 - Icahn Enterprises	1,050	1,050
Senior unsecured variable rate convertible notes due 2013 - Icahn Enterprises	556	556
Debt facilities - Automotive	2,737	2,737
Debt facilities - Energy	724	—
Credit facilities - Energy	125	—
Debt facilities - Gaming	—	49
Credit facilities - Gaming	171	—
Senior unsecured notes - Railcar	175	275
Senior secured notes and revolving credit facility - Food Packaging	214	214
Mortgages payable - Real Estate	72	75
Other	120	67
Total debt	$8,422	$6,473
Senior Unsecured Notes - Icahn Enterprises
8% Senior Unsecured Notes Due 2018 and 7.75% Senior Unsecured Notes Due 2016
On January 15, 2010, we and Icahn Enterprises Finance Corp. (“Icahn Enterprises Finance”) (collectively, the “Issuers”), issued $850 million aggregate principal amount of 7.75% Senior Unsecured Notes due 2016 (the “2016 Notes”) and $1,150 million aggregate principal amount of 8% Senior Unsecured Notes due 2018 (the “2018 Notes” and, together with the 2016 Notes, referred to as the “Initial Notes”) pursuant to the purchase agreement, dated January 12, 2010, by and among the Issuers, Icahn Enterprises Holdings, as guarantor (the “Guarantor”), and Jefferies & Company, Inc., as initial purchaser. The gross proceeds from the sale of the Initial Notes were $1,987 million, a portion of which was used to retire certain notes during 2010. Interest on the 2016 Notes and 2018 Notes are payable on January 15 and July 15 of each year, commencing July 15, 2010.
On November 12, 2010, the Issuers issued an additional $200 million aggregate principal amount of the 2016 Notes and $300 million aggregate principal amount of the 2018 Notes (such notes are collectively referred to as the “2010 Additional Notes”), pursuant to the purchase agreement, dated November 8, 2010, by and among the Issuers, Icahn Enterprises Holdings, as guarantor and Jefferies & Company, Inc., as initial purchaser. The 2010 Additional Notes constitute the same series of securities as the Initial Notes for purposes of the indenture governing the notes and vote together on all matters with such series. The 2010 Additional Notes have substantially identical terms as the Initial Notes. The gross proceeds from the sale of the 2010 Additional Notes were $512 million.
On January 17, 2012, February 6, 2012 and July 12, 2012, the Issuers issued an additional aggregate $1,000 million principal amount of the 2018 Notes (such notes are collectively referred to as the “2012 Additional Notes”), pursuant to their respective purchase agreements, by and among the Issuers, Icahn Enterprises Holdings, as guarantor and Jefferies & Company, Inc., as initial purchaser. These notes constitute the same series of securities as the Initial Notes for purposes of the indenture governing the notes and vote together on all matters with such series. These notes have substantially identical terms as the Initial Notes. The aggregate gross proceeds from the sale of 2012 Additional Notes were 1,030 million and will be used for general corporate purposes.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

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
In connection with the issuance of the 2012 Additional Notes, the Issuers and the Guarantor entered into Registration Rights Agreements, one of which was dated January 17, 2012, another of which was dated February 6, 2012 and the other dated July 12, 2012, with the Initial Purchaser. On January 20, 2012, we filed an initial registration statement on Form S-4 under the Securities Act of 1933, as amended (the “Securities Act”) with respect to the 2012 Additional Notes issued on January 17, 2012. The registration statement was subsequently amended in to include the 2012 Additional Notes issued on February 6, 2012. The SEC declared this exchange offer registration statement on Form S-4 effective on March 20, 2012. Pursuant to the Registration Rights Agreements dated January 17, 2012 and February 6, 2012, we subsequently commenced the exchange offer to exchange the unregistered 2012 Additional Notes issued on January 17, 2012 and February 6, 2012 for notes that are registered with the SEC ("Exchange Notes") and the exchange offer expired on April 18, 2012. All such notes were properly tendered in the exchange offer and accepted by us in exchange for registered Exchange Notes.
With respect to the 2012 Additional Notes issued on July 12, 2012, we filed an initial registration statement on Form S-4 under the Securities on September 5, 2012. The SEC declared this exchange offer registration statement on Form S-4 effective on October 12, 2012. Pursuant to the Registration Rights Agreement dated July 12, 2012, we subsequently commenced the exchange offer to exchange the unregistered 2012 Additional notes issued on July 12, 2012 for Exchange Notes. This exchange offer expires on November 9, 2012.
Senior Unsecured Variable Rate Convertible Notes Due 2013 - Icahn Enterprises
In April 2007, we issued an aggregate of $600 million of variable rate senior convertible notes due 2013 (the “variable rate notes”). The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act, and issued pursuant to an indenture dated as of April 5, 2007, by and among us, as issuer, Icahn Enterprises Finance, as co-issuer, and Wilmington Trust Company, as trustee. Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the variable rate notes. The variable rate notes bear interest at a rate of three-month LIBOR minus 125 basis points, but the all-in-rate can be no less than 4.0% nor more than 5.5%, and are convertible into our depositary units at a conversion price of $132.595 per depositary unit per $1,000 principal amount, subject to adjustments in certain circumstances. Pursuant to the indenture governing the variable rate notes, on October 5, 2008, the conversion price was adjusted downward to $105.00 per depositary unit per $1,000 principal amount. As a result of the unit distributions on May 31, 2011, March 30, 2012, May 31, 2012 and August 31, 2012, the conversion price was adjusted further downward to $102.11 per depositary unit per $1,000 principal amount. As of September 30, 2012, the interest rate was 4.0%. The interest on the variable rate notes is payable quarterly on each January 15, April 15, July 15 and October 15. The variable rate notes mature on August 15, 2013, assuming they have not been converted to depositary units before their maturity date.
In the event that we declare a cash dividend or similar cash distribution in any calendar quarter with respect to our depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits and/or stock dividends), the indenture governing the variable rate notes requires that we simultaneously make such distribution to holders of the variable rate notes in accordance with a formula set forth in the indenture. We paid aggregate cash distributions of $1 million for the nine months ended September 30, 2011 to holders of our variable rate notes in respect to our distribution

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

payments to our depositary unitholders. There were no distributions during the three and nine months ended September 30, 2012. Such amounts have been classified as interest expense in our consolidated statements of operations.
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
As of September 30, 2012 and December 31, 2011, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the applicable indentures. Additionally, as of September 30, 2012, based on covenants in the applicable indenture governing our senior unsecured notes, we are permitted to incur approximately $1.5 billion in additional indebtedness.
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
During 2008, Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable rate term loans under the Debt Facilities. Through use of these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. To the extent that interest rates change by 25 basis points, Federal-Mogul's annual interest expense would show a corresponding change of approximately $6 million, $7 million and $2 million for the years ending December 31, 2013, 2014 and 2015, respectively, representing the term of Federal-Mogul's variable-rate term loans.
As of September 30, 2012 and December 31, 2011, the borrowing availability under the revolving credit facility was $461 million and $496 million, respectively. Federal-Mogul had $39 million and $38 million of letters of credit outstanding as of September 30, 2012 and December 31, 2011, respectively, pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.
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
The Debt Facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on (i) investments; (ii) certain acquisitions, mergers or consolidations; (iii) sale and leaseback transactions; (iv) certain transactions with affiliates and (v) dividends and other payments in respect of capital stock. At September 30, 2012 and December 31, 2011, Federal-Mogul was in compliance with all debt covenants under the Debt Facilities.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

Debt and Credit Facilities - Energy
On April 6, 2010, CRLLC and its wholly owned subsidiary, Coffeyville Finance Inc. (together the "CVR Issuers"), completed a private offering of $275 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 (the "CVR First Lien Notes") and $225 million aggregate principal amount of 10.875% Second Lien Senior Secured Notes due 2017 (the "CVR Second Lien Notes" and, together with the CVR First Lien Notes, the "CVR Notes").  On December 15, 2011, the CVR Issuers sold an additional $200 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 ("New CVR Notes"). The New CVR Notes were issued as "Additional CVR Notes" pursuant to the indenture dated April 6, 2010 (the "CVR Indenture") and, together with the existing CVR First Lien Notes, are treated as a single class for all purposes under the CVR Indenture including, without limitation, waivers, amendments, redemptions and other offers to purchase. Unless otherwise indicated, the New CVR Notes and the existing first lien notes are collectively referred to herein as the "CVR First Lien Notes."
The CVR First Lien Notes were scheduled to mature on April 1, 2015, unless earlier redeemed or repurchased by the CVR Issuers. See Note 20, "Subsequent Events-Energy," for further discussion related to the recent tender of a portion of the CVR First Lien Notes. The CVR Second Lien Notes mature on April 1, 2017, unless earlier redeemed or repurchased by the CVR Issuers. Interest is payable on the Notes semi-annually on April 1 and October 1 of each year. The CVR Notes are fully and unconditionally guaranteed by each of CRLLC's subsidiaries other than CVR LP and CRNF.
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
On October 23, 2012, CVR Refining LLC (“Refining LLC”) and its wholly-owned subsidiary, Coffeyville Finance Inc., completed a private offering of $500 million in aggregate principal amount of 6.50% Second Lien Secured Notes due 2022 (the "2022 Notes"). Approximately $348 million of the net proceeds from the offering was used to fund a completed and settled tender offer resulting in the purchase of approximately $323 million of the 9.0% First Lien Notes due April 1, 2015 and to settle accrued interest of approximately $2 million through October 23, 2012 and to pay related fees and expenses. A premium of approximately $23 million was incurred associated with the tender. See Note 20, "Subsequent Events-Energy," for further discussion.
On February 22, 2011, CRLLC entered into a $250 million asset-backed revolving credit agreement ("ABL credit facility") with a group of lenders including Deutsche Bank Trust Company Americas as collateral and administrative agent. The ABL credit facility is scheduled to mature in August 2015 and replaced the $150 million first priority credit facility which was terminated. The ABL credit facility will be used to finance ongoing working capital, capital expenditures, letters of credit issuance and general needs of CVR and includes among other things, a letter of credit sublimit equal to 90% of the total facility commitment and a feature which permits an increase in borrowings of up to $250 million (in the aggregate), subject to additional lender commitments. On December 15, 2011, CRLLC entered into an incremental commitment agreement to increase the borrowings under the ABL credit facility to $400 million in the aggregate in connection with the New CVR Notes issuance as discussed above. Terms of the ABL credit facility did not change as a result of the additional availability. As of September 30, 2012, CRLLC had availability under the ABL credit facility of $373 million and had letters of credit outstanding of approximately $27 million. There were no borrowings outstanding under the ABL credit facility as of September 30, 2012.
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
The ABL credit facility contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness, the incurrence of liens on assets, the ability to dispose of assets, make restricted payments, investments or acquisitions, enter into sales lease back transactions or enter into affiliate transactions. The ABL

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

credit facility also contains a fixed charge coverage ratio financial covenant that is triggered when borrowing base excess availability is less than certain thresholds, as defined under the facility. As of September 30, 2012, CRLLC was in compliance with the covenants contained in the ABL credit facility.
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
On April 13, 2011, CRNF, as borrower, and CVR LP, as guarantor, entered into a new credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125 million and a revolving credit facility of $25 million, which was undrawn as of September 30, 2012, with an uncommitted incremental facility of up to $50 million. No amounts were outstanding under the revolving credit facility at September 30, 2012.
Borrowings under the credit facility bear interest based on a pricing grid determined by the trailing four quarter leverage ratio. The initial pricing for Eurodollar rate loans under the credit facility is the Eurodollar rate plus a margin of 3.50% or, for base rate loans, the prime rate plus 2.50%. Under its terms, the lenders under the credit facility were granted a first priority security interest (subject to certain customary exceptions) in substantially all of the assets of CRNF and CVR LP.
The credit facility requires CVR LP to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets and the ability of CVR LP to dispose of assets, to make restricted payments, investments and acquisitions, or enter into sale-leaseback transactions and affiliate transactions. The credit facility provides that CVR LP can make distributions to holders of its common units provided, among other things, it is in compliance with the leverage ratio and interest coverage ratio on a pro forma basis after giving effect to any distribution and there is no default or event of default under the credit facility. As of September 30, 2012, CRNF was in compliance with the covenants contained in the credit facility.
Credit Facilities - Gaming
New Credit Facilities
In March 2012, Tropicana entered into credit facilities (the "Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million, issued at a discount of 2% (the "New Term Loan Facility") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million (the "Letter of Credit Facility"). Commencing on June 30, 2012, the New Term Loan Facility requires quarterly principal payments of 0.25% of the original principal amount with any remaining outstanding amounts due on the maturity date, March 16, 2018. The New Term Loan Facility is secured by substantially all of Tropicana's assets and is guaranteed by all of its domestic subsidiaries. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the Exit Facility, as discussed below, which totaled $108 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty, of which $58 million was eliminated in consolidation due to the fact that we had owned a portion of the Exit Facility. In addition, the Revolving Facility was terminated when the Exit Facility was repaid in full. Our Gaming segment recognized a $2 million loss on extinguishment of debt which includes a $1 million prepayment penalty and a $1 million write-off of unamortized debt issuance costs and discounts for the nine months ended September 30, 2012. Such amounts have been included in other income, net in our consolidated statements of operations.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

The obligations under the New Term Loan Facility bear interest, at Tropicana's election, at an annual rate equal to either: (i) the sum of (a) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) (subject to a 1.50% floor); plus (b) a margin of 6.00%; or (ii) the sum of: (a) the alternate base rate, which is equal to the greatest of: (1) the corporate base rate of UBS AG, Stamford Branch; (2) the Federal Funds Effective Rate (as defined in the New Term Loan Facility) plus 0.50%; or (3) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) for one month plus 1.00% (all subject to a 2.50% floor); plus (b) a margin of 5.00%; such that, in either case, the applicable interest rate shall not be less than 7.50%.  An additional 2% default rate also applies in certain instances described in the New Term Loan Facility. As of September 30, 2012, the interest rate was 7.5%.
The New Term Loan Facility may be prepaid at the option of Tropicana at any time without penalty (other than customary breakage fees), except that a 1% premium will apply in certain circumstances if prepaid prior to March 16, 2013. The New Term Loan Facility contains mandatory prepayment provisions from proceeds received by Tropicana and its subsidiaries as a result of asset sales, the incurrence of indebtedness and issuance of equity, casualty events and excess cash flow (subject in each case to certain exceptions). Key covenants binding Tropicana and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, (ii) compliance with a first lien net leverage ratio, measured quarterly on a trailing twelve-month basis (commencing at 3.50:1.00 for the quarter ended June 30, 2012, and reducing over time to 2.50:1.00 beginning as of the quarter ending March 31, 2016), and (iii) compliance with a total net leverage ratio, measured quarterly on a trailing twelve-month basis, of 5.00:1.00.  Tropicana was in compliance with the covenants of the New Term Loan Facility at September 30, 2012.
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
In September 2012, ARI redeemed $100 million of its ARI Notes utilizing cash on hand. In conjunction with the redemption, ARI recorded a loss on extinguishment of debt of $2 million, which is reflected in other income, net in our consolidated statements of operations.
The ARI Notes bear a fixed interest rate of 7.5% and are due in 2014. Interest on the ARI Notes is payable semi-annually in arrears on March 1 and September 1. The indenture governing the ARI Notes (the “ARI Notes Indenture”) contains restrictive covenants that limit ARI's ability to, among other things, incur additional debt, issue disqualified or preferred stock, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. Certain covenants, including those that restrict ARI's ability to incur additional indebtedness and issue disqualified or preferred stock, become more restrictive if ARI's fixed charge coverage ratio, as defined, is less than 2.0 to 1.0 as measured on a rolling four-quarter basis. ARI was in compliance with all of its covenants under the ARI Notes Indenture as of September 30, 2012.
Until March 1, 2013, ARI can redeem the ARI Notes in whole or in part at a redemption price equal to 101.875% of the principal amount of the ARI Notes plus accrued and unpaid interest. After that date, the redemption price will decline to 100.0% of the principal amount of the ARI Notes plus accrued and unpaid interest. The ARI Notes are due in full plus accrued unpaid interest on March 1, 2014.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

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
In November 2007, Viskase entered into a $25 million secured revolving credit facility (the “Viskase Revolving Credit Facility”) with Arnos Corporation, an affiliate of Mr. Icahn. In connection with our majority acquisition of Viskase on January 15, 2010, we assumed the Viskase Revolving Credit Facility from Arnos Corporation. On April 28, 2011, we entered into an agreement with Viskase, extending the maturity date of the Viskase Revolving Credit Facility from January 31, 2012 to January 31, 2013. On March 14, 2012, the maturity date was extended further to January 31, 2014. Borrowings under the loan and security agreement governing the Viskase Revolving Credit Facility are subject to a borrowing base formula based on percentages of eligible domestic receivables and eligible domestic inventory. Under the Viskase Revolving Credit Facility, the interest rate is LIBOR plus a margin of 2.00% currently (which margin will be subject to performance based increases up to 2.50%); provided that the minimum interest rate shall be at least equal to 3.00%. The Viskase Revolving Credit facility also provides for an unused line fee of 0.375% per annum. There were no borrowings under the Viskase Revolving Credit Facility as of each of September 30, 2012 and December 31, 2011.
Indebtedness under the Viskase Revolving Credit Facility is secured by liens on substantially all of Viskase's domestic and Mexican assets, with liens on certain assets that are contractually senior to the Viskase 9.875% Notes and the related guarantees pursuant to an intercreditor agreement and the Viskase 9.875% Notes.
The Viskase Revolving Credit Facility contains various covenants which restrict Viskase's ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets, make certain restricted payments, create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. The Viskase Revolving Credit Facility also requires that Viskase complies with various financial covenants. Viskase is in compliance with these requirements as of September 30, 2012 and December 31, 2011.
In its foreign operations, Viskase has unsecured lines of credit with various banks providing approximately $8 million of availability. There were no borrowings under the lines of credit at September 30, 2012 and December 31, 2011.
Letters of credit in the amount of $1 million were outstanding under facilities with a commercial bank, and were cash collateralized at each of September 30, 2012 and December 31, 2011.
Mortgages Payable - Real Estate
Mortgages payable, all of which are non-recourse to us, bear interest at rates between 4.97% and 7.99% and have maturities between May 31, 2013 and October 31, 2028.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

Other
Secured Revolving Credit Agreement - Home Fashion
On June 15, 2011, WPH executed an amended and restated senior secured revolving credit facility, or WPH Revolving Credit Facility, with Bank of America, NA, or BOA. This one-year senior credit facility was for $50 million with a maximum borrowing availability of $45 million, subject to monthly borrowing base calculations. Borrowings under the agreement bear interest, at the election of WPH, either at base rate (prime plus 1.00%) adjusted by an applicable margin ranging from 2.00% to 2.50% or LIBOR adjusted by a applicable margin ranging from plus 3.0% to 3.5%. WPH pays an unused line fee of 0.50% to 0.625%. Obligations under the agreement were secured by WPH's receivables, inventory and certain machinery and equipment. On January 1, 2012, WPH sent notice to BOA to reduce the face amount and maximum borrowing availability of this credit facility to $15 million effective January 1, 2012. On June 15, 2012, WPH signed a two-month extension of this facility, extending the agreement expiration date to August 15, 2012.  Concurrent with the execution of that extension agreement, WPH reduced the face amount and maximum borrowing availability of this credit facility to $10 million.
The agreement contained covenants including, among others, restrictions on the incurrence of indebtedness, investments, redemption payments, distributions, acquisition of stock, securities or assets of any other entity and capital expenditures. However, WPH was not precluded from effecting any of these transactions if excess availability, after giving effect to such transaction, meets a minimum threshold.
As of September 30, 2012, there were no borrowings under the agreement, but there were outstanding letters of credit of $8 million. Based upon the eligibility and reserve calculations within the agreement, WPH had unused borrowing availability of $0.1 million at September 30, 2012.
This agreement expired on August 15, 2012 but was extended to October 15, 2012.
On October 15, 2012, upon the expiration of a certain senior secured revolving credit facility of WPH, WPH entered into a new letter of credit facility (or the "LC Facility"), with a nationally recognized bank ("LC Issuer").  This one-year LC Facility has a $10 million credit line. Issuance of letters of credit under the LC Facility is subject to 0.50% annual fee on the outstanding face amount of the letters of credit issued under the LC Facility, which face amount as of October 15, 2012 was approximately $6 million.  Obligations under the LC Facility are secured by a cash collateral account pledged by WPH to LC Issuer.  The LC Facility does not contain any financial covenants.  WPH has determined that its liquidity needs are sufficiently covered by existing and projected cash resources for the foreseeable future. In the future, WPH may explore other financing options as circumstances warrant.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

Mr. Alapont's deferred compensation agreement was also amended and restated on March 23, 2010. The amended and restated agreement included no changes that impacted the accounting for this agreement. Since the revised and restated agreement continues to provide for net cash settlement at the option of Mr. Alapont, it continued to be treated as a liability award as of September 30, 2012. The amount of the payout, which occurred on October 3, 2012, was equal to $10 million (500,000 shares of Federal-Mogul's common stock multiplied by the March 23, 2010 stock price of $19.46). During the nine months ended September 30, 2012, Federal-Mogul recognized $1 million in expense associated with Mr. Alapont's deferred compensation agreement. During the three and nine months ended September 30, 2011, Federal-Mogul recognized $2 million and $1 million in expense associated with Mr. Alapont's deferred compensation agreement, respectively. The deferred compensation agreement had intrinsic values of $10 million as of both September 30, 2012 and December 31, 2011.
Energy
CVR has a long-term incentive plan (“LTIP”), which permits the grant of options, stock appreciation rights, non-vested shares, non-vested share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance-based restricted stock). As of September 30, 2012, only restricted shares of CVR common stock and stock options had been granted under the LTIP. Individuals who are eligible to receive awards and grants under the LTIP include CVR's employees, officers, consultants, advisors and directors.
Our acquisition of a controlling interest in CVR on May 4, 2012 constituted a change of control that, along with the Transaction Agreement, triggered a modification to the LTIP.  Pursuant to the Transaction Agreement, all employee restricted stock awards that vest in 2012 will vest in accordance with the current vesting terms and upon vesting will receive the offer price of $30 per share in cash plus one CCP. For all such awards that vest in accordance with their terms in the years ending December 31, 2013, 2014 and 2015, the holders of the awards will receive the lesser of the offer price or the fair market value as determined at the most recent valuation date of December 31 of each year. As a result of the modification, additional share-based compensation of $12 million was incurred to revalue the unvested shares to the fair value upon the date of modification. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest. In addition, the classification changed from an equity award to a liability award due to the required cash settlement feature of the awards.
As of September 30, 2012, there was $17 million of total unrecognized compensation cost related to restricted shares to be recognized over a weighted-average period of approximately two years. Compensation expense associated with these restricted shares recorded for the three months ended September 30, 2012 and the period from May 5, 2012 through September 30, 2012 was $6 million and $22 million, respectively.

13.	Pension, Other Post-employment Benefits and Employee Benefit Plans.
Federal-Mogul, ARI and Viskase each sponsor several defined benefit pension plans (the ''Pension Benefits'') (and, in the case of Viskase, its pension plans include defined contribution plans). Additionally, Federal-Mogul, ARI and Viskase each sponsors health care and life insurance benefits (''Other Post-Employment Benefits'') for certain employees and retirees around the world. The Pension Benefits are funded based on the funding requirements of federal and international laws and regulations, as applicable, in advance of benefit payments and the Other Benefits as benefits are provided to participating employees. As prescribed by applicable U.S. GAAP, Federal-Mogul, ARI and Viskase each uses, as applicable, appropriate actuarial methods and assumptions in accounting for its defined benefit pension plans, non-pension post-employment benefits, and disability, early retirement and other post-employment benefits. The measurement date for all defined benefit plans is December 31 of each year.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

Components of net periodic benefit cost (gain) for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Pension Benefits		Other Post-Employment Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Service cost	$7	$7	$—	$—
Interest cost	19	22	3	5
Expected return on plan assets	(15)	(17)	—	—
Amortization of actuarial losses	10	7	1	—
Amortization of prior service credit	—	—	(3)	(4)
Curtailment gain	—	—	(51)	—
	$21	$19	$(50)	$1

	Pension Benefits		Other Post-Employment Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Service cost	$21	$21	$—	$—
Interest cost	60	64	11	15
Expected return on plan assets	(47)	(51)	—	—
Amortization of actuarial losses	29	20	1	—
Amortization of prior service credit	—	—	(11)	(12)
Settlement gain	(1)	—	—	—
Curtailment gain	—	—	(51)	—
	$62	$54	$(50)	$3

In July 2012, as a result of contract negotiations with a union at one of Federal-Mogul's U.S. manufacturing locations, the retiree medical benefits were modified for the location's active participants. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $13 million prior service credit in AOCI. The corresponding reduction in the average remaining future service period to the full eligibility date also triggered the recognition of a $51 million curtailment gain which was recognized in the consolidated statements of operations during the quarter ended September 30, 2012. It should be noted that the calculation of the curtailment gain excluded the newly created prior service credit.

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
September 30, 2012 (Unaudited)

The following table sets forth the allocation of net income attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted income per LP unit for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions, except per unit data)
Net income (loss) attributable to Icahn Enterprises	$85	$(39)	$378	$490
Less: Net income attributable to Icahn Enterprises allocable to general partner(1)	(6)	—	(10)	—
Net income (loss) attributable to Icahn Enterprises net of portion allocable 100% to general partner	79	(39)	368	490

Income (loss) attributable to Icahn Enterprises allocable to limited partners (98.01% allocation)	$78	$(38)	$361	$480

Basic income (loss) per LP unit	$0.76	$(0.44)	$3.61	$5.52
Basic weighted average LP units outstanding	102	87	100	87

Dilutive effect of variable rate convertible notes:
Income	$—	$—	$17	$17
Units	—	—	5	5

Diluted income (loss) per LP unit:	$0.76	$(0.44)	$3.60	$5.40
Diluted weighted average LP units outstanding	102	87	105	92
(1) Amounts represent net income allocable to the general partner for the period May 5, 2012 through August 23, 2012, the period in which Mr. Icahn and his affiliates' ownership in IEP Energy, other than Icahn Enterprises' ownership, were considered under common control. On August 24, 2012, Mr. Icahn and his affiliates contributed this interest to us in exchange for our depositary units. See Note 4, "Related Party Transactions-Energy," for further discussion regarding this transaction.
Because their effect would have been anti-dilutive, 5 million equivalent units relating to our variable rate notes have been excluded from diluted weighted average LP units outstanding for the three months ended September 30, 2012 and 2011.
Unit Distributions
On July 31, 2012, the board of directors declared a quarterly distribution of $0.35 per depositary unit, comprised of a combination of $0.10 payable in cash and $0.25 payable in depositary units. The distribution was paid on August 31, 2012 to depositary unitholders of record at the close of business on August 16, 2012. We calculated the depositary units to be distributed based on the 20 trading-day volume weighted-average price of our depositary units ended on July 31, 2012, resulting in 0.006277 of a unit to be distributed per depositary unit.  To the extent that the aggregate units distributed to any holder included a fraction of a unit, that fractional unit was settled in cash. As a result, we distributed 627,651 depositary units on August 31, 2012 in connection with this distribution.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

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
As a result of our unit distributions on May 31, 2012, March 30, 2012 and August 31, 2012, we restated prior period income per LP unit to reflect the increase in weighted average LP units outstanding for all comparative periods. The effect on income per LP unit was a reduction of $0.00 and $0.06 per depositary unit for the three and nine months ended September 30, 2011, respectively.
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
Pursuant to the rights offering, we distributed transferable subscription rights pro rata to the holders of record of its depositary units as of the close of business on December 27, 2011, the record date. Our depositary unitholders received 0.15881 rights for each depositary unit held as of the record date. Each whole right entitled the holder to acquire one of our newly issued depositary units at a subscription price of $36.7933. The subscription price for the depositary units offered in the rights offering was equal to the volume-weighted average price per depositary unit for the ten consecutive trading days commencing 11 trading days prior to December 27, 2011, the record date. In addition, holders of rights were entitled to subscribe for additional depositary units that remained unsubscribed as a result of any unexercised subscription rights. Icahn Enterprises distributed the rights to the record date unitholders on January 3, 2012. The rights traded on the NASDAQ Global Select Market ("NASDAQ") under the ticker symbol "IEPRR" from January 3, 2012 until the close of NASDAQ on January 20, 2012, the expiration date of the rights offering. No fractional depositary units were issued in the rights offering. The number of depositary units issued upon exercise by all unitholders of its rights were rounded to the nearest whole depositary unit to eliminate fractional depositary units. In connection with this rights offering, we distributed and aggregate 13,590,238 additional depositary units to unitholders that subscribed to the basic subscription rights and the over-subscription rights and we received proceeds of $500 million. Of these additional depositary units distributed pursuant to the rights offering, Mr. Icahn and his affiliates received 12,995,584 additional depositary units.
Cancellation of Treasury Units
On January 20, 2012, we canceled all of our 1,137,200 treasury units outstanding.

15.	Segment Reporting.
As of September 30, 2012, our nine reporting segments are: (1) Investment; (2) Automotive; (3) Energy; (4) Gaming; (5) Railcar; (6) Food Packaging; (7) Metals; (8) Real Estate and (9) Home Fashion. In addition to our nine reporting segments, we present the results of the Holding Company which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company. See Note 3, “Operating Units,” for a detailed description of each of our reporting segments.
We assess and measure segment operating results based on net income attributable to Icahn Enterprises as disclosed below. Certain terms of financings for certain of our segments impose restrictions on the segments' ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions.
As described in Note 3, "Operating Units-Gaming," our Investment segment acquired a controlling interest in Tropicana on November 15, 2010 and, therefore, we consolidated the results of Tropicana effective November 15, 2010. As further described in Note 3, "Operating Units-Gaming," through a distribution-in-kind transaction from our Investment segment directly to us, we directly own the investment in Tropicana's common stock effective April 29, 2011. Through an additional distribution-in-kind transaction from our Investment segment directly to us, we directly owned the investment in Tropicana's Exit Facility effective June 30, 2011. Our management evaluates the aggregate performance of the Investment segment with all

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

of its investments stated on a fair value basis, including its investment in Tropicana. Accordingly, although we are required to consolidate the results of Tropicana effective November 15, 2010 and separately report their results as part of our Gaming segment, the column representing our Investment segment's results include the investment in Tropicana on a fair value basis during the three months ended March 31, 2011. For such period, we eliminate the fair value effects of Tropicana in the column labeled “Eliminations.”
Condensed statements of operations by reporting segment for the three and nine months ended September 30, 2012 and 2011 are presented below:

	Three Months Ended September 30, 2012
	Investment	Automotive	Energy	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Eliminations	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,602	$2,410	$—	$131	$86	$236	$1	$53	$—	$—	$4,519
Other revenues from operations	—	—	—	171	21	—	—	23	—	—	—	215
Net gain from investment activities	(81)	—	—	—	—	—	—	—	—	—	—	(81)
Interest and dividend income	19	2	—	1	—	—	—	—	—	(1)	—	21
Other (loss) income, net	—	(4)	(169)	5	(2)	—	—	—	1	(2)	—	(171)
	(62)	1,600	2,241	177	150	86	236	24	54	(3)	—	4,503
Expenses:
Cost of goods sold	—	1,390	1,857	—	103	66	239	—	47	—	—	3,702
Other expenses from operations	—	—	—	83	15	—	—	13	—	—	—	111
Selling, general and administrative	7	137	34	66	6	11	7	3	9	4	—	284
Restructuring	—	5	—	—	—	—	—	—	—	—	—	5
Impairment	—	50	—	—	—	—	—	—	3	—	—	53
Interest expense	—	35	14	4	5	5	—	2	—	73	—	138
	7	1,617	1,905	153	129	82	246	18	59	77	—	4,293
(Loss) income before income tax benefit (expense)	(69)	(17)	336	24	21	4	(10)	6	(5)	(80)	—	210
Income tax benefit (expense)	—	7	(123)	(2)	(9)	(2)	5	—	—	14	—	(110)
Net (loss) income	(69)	(10)	213	22	12	2	(5)	6	(5)	(66)	—	100
Less: net loss (income) attributable to non-controlling interests	42	2	(46)	(7)	(6)	—	—	—	—	—	—	(15)
Net (loss) income attributable to Icahn Enterprises	$(27)	$(8)	$167	$15	$6	$2	$(5)	$6	$(5)	$(66)	$—	$85

Supplemental information:
Capital expenditures	$—	$73	$40	$9	$49	$12	$5	$—	$—	$—	$—	$188
Depreciation and amortization(2)	$—	$72	$49	$8	$7	$5	$7	$6	$2	$—	$—	$156

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

	Three Months Ended September 30, 2011
	Investment	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Eliminations	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,732	$—	$108	$87	$272	$1	$79	$—	$—	$2,279
Other revenues from operations	—	—	175	18	—	—	22	—	—	—	215
Net loss from investment activities	(40)	—	—	—	—	—	—	—	(9)	—	(49)
Interest and dividend income	20	1	—	1	—	—	—	—	—	—	22
Other (loss) income, net	(23)	1	—	(2)	(1)	—	2	1	(2)	—	(24)
	(43)	1,734	175	125	86	272	25	80	(11)	—	2,443
Expenses:
Cost of goods sold	—	1,469	—	98	66	267	(1)	76	—	—	1,975
Other expenses from operations	—	—	86	13	—	—	13	—	—	—	112
Selling, general and administrative	1	184	62	3	11	6	4	14	—	—	285
Restructuring	—	3	—	—	—	—	—	2	—	—	5
Impairment	—	—	—	—	—	—	—	—	—	—	—
Interest expense	2	35	2	4	6	—	1	—	55	—	105
	3	1,691	150	118	83	273	17	92	55	—	2,482
(Loss) income before income tax (expense) benefit	(46)	43	25	7	3	(1)	8	(12)	(66)	—	(39)
Income tax (expense) benefit	—	(9)	(4)	(3)	(1)	1	—	—	3	—	(13)
Net (loss) income	(46)	34	21	4	2	—	8	(12)	(63)	—	(52)
Less: net loss (income) attributable to non-controlling interests	31	(9)	(9)	(2)	(1)	—	—	3	—	—	13
Net (loss) income attributable to Icahn Enterprises	$(15)	$25	$12	$2	$1	$—	$8	$(9)	$(63)	$—	$(39)

Supplemental information:
Capital expenditures	$—	$105	$9	$10	$11	$6	$—	$—	$—	$—	$141
Depreciation and amortization(2)	$—	$73	$8	$5	$3	$5	$6	$3	$—	$—	$103

	Nine Months Ended September 30, 2012
	Investment	Automotive	Energy(1)	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Eliminations	Consolidated
	(in millions)
Revenues:
Net sales	$—	$5,070	$3,822	$—	$430	$255	$871	$4	$173	$—	$—	$10,625
Other revenues from operations	—	—	—	490	58	—	—	63	—	—	—	611
Net gain from investment activities	249	—	—	—	—	—	—	—	—	6	—	255
Interest and dividend income	56	4	—	1	2	—	—	—	—	—	—	63
Other (loss) income, net	(1)	9	(171)	(3)	(2)	(2)	1	2	3	2	—	(162)
	304	5,083	3,651	488	488	253	872	69	176	8	—	11,392
Expenses:
Cost of goods sold	—	4,327	3,095	—	347	196	881	1	156	—	—	9,003
Other expenses from operations	—	—	—	245	43	—	—	37	—	—	—	325
Selling, general and administrative	18	524	70	192	20	35	21	10	28	12	—	930
Restructuring	—	19	—	—	—	—	—	—	2	—	—	21
Impairment	—	79	—	2	—	—	—	—	6	—	—	87
Interest expense	2	106	23	10	15	15	—	4	—	208	—	383
	20	5,055	3,188	449	425	246	902	52	192	220	—	10,749
Income (loss) before income tax benefit (expense)	284	28	463	39	63	7	(30)	17	(16)	(212)	—	643
Income tax benefit (expense)	—	27	(171)	(3)	(26)	(3)	9	—	—	175	—	8
Net income (loss)	284	55	292	36	37	4	(21)	17	(16)	(37)	—	651
Less: net income attributable to non-controlling interests	(163)	(17)	(64)	(11)	(17)	(1)	—	—	—	—	—	(273)
Net income (loss) attributable to Icahn Enterprises	$121	$38	$228	$25	$20	$3	$(21)	$17	$(16)	$(37)	$—	$378

Supplemental information:
Capital expenditures	$—	$296	$71	$32	$168	$35	$14	$1	$—	$—	$—	$617
Depreciation and amortization(2)	$—	$212	$79	$24	$18	$14	$19	$17	$6	$—	$—	$389

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

	Nine Months Ended September 30, 2011
	Investment	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Eliminations	Consolidated
	(in millions)
Revenues:
Net sales	$—	$5,256	$—	$271	$256	$839	$6	$259	$—	$—	$6,887
Other revenues from operations	—	—	477	52	—	—	62	—	—	—	591
Net gain from investment activities	1,151	—	—	—	—	—	—	—	16	(9)	1,158
Interest and dividend income	80	4	—	3	—	—	—	—	1	(5)	83
Other (loss) income, net	(72)	13	—	(7)	(1)	—	2	4	5	—	(56)
	1,159	5,273	477	319	255	839	70	263	22	(14)	8,663
Expenses:
Cost of goods sold	—	4,415	—	251	193	806	3	241	—	—	5,909
Other expenses from operations	—	—	249	39	—	—	36	—	—	—	324
Selling, general and administrative	22	558	191	15	33	19	11	45	14	—	908
Restructuring	—	4	—	—	—	—	—	5	—	—	9
Impairment	—	3	—	—	—	—	—	—	—	—	3
Interest expense	11	105	7	15	16	—	5	1	167	—	327
	33	5,085	447	320	242	825	55	292	181	—	7,480
Income (loss) before income tax expense)	1,126	188	30	(1)	13	14	15	(29)	(159)	(14)	1,183
Income tax expense	—	(40)	(1)	—	(4)	(3)	—	—	(7)	—	(55)
Net income (loss)	1,126	148	29	(1)	9	11	15	(29)	(166)	(14)	1,128
Less: net (income) loss attributable to non-controlling interests	(599)	(40)	(14)	—	(3)	—	—	9	—	9	(638)
Net income (loss) attributable to Icahn Enterprises	$527	$108	$15	$(1)	$6	$11	$15	$(20)	$(166)	$(5)	$490

Supplemental information:
Capital expenditures	$—	$282	$22	$12	$25	$18	$—	$—	$—	$—	$359
Depreciation and amortization(2)	$—	$212	$26	$17	$11	$15	$17	$8	$—	$—	$306
(1) We consolidated CVR effective May 4, 2012.
(2) Excludes amounts related to the amortization of debt discounts and premiums.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

Condensed balance sheets by reporting segment as of September 30, 2012 and December 31, 2011 are presented below:

	September 30, 2012
	Investment	Automotive	Energy	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$15	$541	$988	$250	$99	$26	$37	$65	$73	$1,046	$3,140
Cash held at consolidated affiliated partnerships and restricted cash	1,860	—	—	18	—	1	3	2	—	2	1,886
Investments	4,500	257	—	35	45	—	—	—	14	61	4,912
Accounts receivable, net	—	1,426	281	13	36	60	105	10	39	—	1,970
Inventories, net	—	1,041	524	—	132	57	117	—	62	—	1,933
Property, plant and equipment, net	—	1,914	2,598	422	344	154	137	668	85	3	6,325
Goodwill and intangible assets, net	—	1,755	1,245	68	7	12	28	80	3	—	3,198
Other assets	296	319	81	54	20	32	50	15	25	76	968
Total assets	$6,671	$7,253	$5,717	$860	$683	$342	$477	$840	$301	$1,188	$24,332
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$406	$1,820	$1,588	$137	$139	$64	$74	$22	$35	$99	$4,384
Securities sold, not yet purchased, at fair value	314	—	—	—	—	—	—	—	—	—	314
Due to brokers	132	—	—	—	—	—	—	—	—	—	132
Post-employment benefit liability	—	1,218	—	—	9	52	3	—	—	—	1,282
Debt	—	2,799	901	171	175	216	4	72	—	4,084	8,422
Total liabilities	852	5,837	2,489	308	323	332	81	94	35	4,183	14,534

Equity attributable to Icahn Enterprises	2,349	1,023	2,412	369	205	4	396	746	266	(2,995)	4,775
Equity attributable to non-controlling interests	3,470	393	816	183	155	6	—	—	—	—	5,023
Total equity	5,819	1,416	3,228	552	360	10	396	746	266	(2,995)	9,798
Total liabilities and equity	$6,671	$7,253	$5,717	$860	$683	$342	$477	$840	$301	$1,188	$24,332

	December 31, 2011
	Investment	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$7	$953	$150	$307	$66	$7	$216	$55	$517	$2,278
Cash held at consolidated affiliated partnerships and restricted cash	4,941	—	16	—	2	2	2	—	16	4,979
Investments	8,448	228	34	45	—	—	—	13	170	8,938
Accounts receivable, net	—	1,169	19	34	53	98	5	46	—	1,424
Inventories, net	—	956	—	96	53	163	—	76	—	1,344
Property, plant and equipment, net	—	1,855	416	194	131	134	679	93	3	3,505
Goodwill and intangible assets, net	—	1,808	77	7	14	30	87	3	—	2,026
Other assets	81	319	58	21	31	42	15	33	42	642
Total assets	$13,477	$7,288	$770	$704	$350	$476	$1,004	$319	$748	$25,136
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$162	$1,875	$145	$110	$75	$85	$23	$36	$332	$2,843
Securities sold, not yet purchased, at fair value	4,476	—	—	—	—	—	—	—	—	4,476
Due to brokers	2,171	—	—	—	—	—	—	—	—	2,171
Post-employment benefit liability	—	1,272	—	9	56	3	—	—	—	1,340
Debt	—	2,798	49	275	216	4	75	—	3,056	6,473
Total liabilities	6,809	5,945	194	394	347	92	98	36	3,388	17,303

Equity attributable to Icahn Enterprises	3,282	967	402	172	(1)	384	906	283	(2,640)	3,755
Equity attributable to non-controlling interests	3,386	376	174	138	4	—	—	—	—	4,078
Total equity	6,668	1,343	576	310	3	384	906	283	(2,640)	7,833
Total liabilities and equity	$13,477	$7,288	$770	$704	$350	$476	$1,004	$319	$748	$25,136

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

16.	Income Taxes.
For the three months ended September 30, 2012, we recorded an income tax expense of $110 million on pre-tax income of $210 million compared to an income tax expense of $13 million on pre-tax loss of $39 million for the three months ended September 30, 2011. Our effective income tax rate was 52.4% and (33.3)% for the three months ended September 30, 2012 and 2011, respectively.
For the nine months ended September 30, 2012, we recorded an income tax benefit of $8 million on pre-tax income of $643 million compared to an income tax expense of $55 million on pre-tax income of approximately $1.2 billion for the nine months ended September 30, 2011. Our effective income tax rate was (1.2)% and 4.6% for the nine months ended September 30, 2012 and 2011, respectively.
The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in valuation allowances and partnership income not subject to taxation, as such taxes are the responsibility of the partners. In February, 2012, pursuant to a tax-free reorganization, WPH merged into a newly formed single member limited liability company owned by American Entertainment Properties Corp ("AEP"). Also, on May 4, 2012, AEP acquired a controlling interest in CVR.  In conjunction with these two transactions, AEP re-evaluated the future estimated realization of its deferred tax assets which resulted in the release of approximately $159 million of its valuation allowance. The portion which is expected to be realized through current year ordinary income is included in the annual effective tax rate, and the remaining portion, which relates to the anticipated realization in future years and is recognized as a discrete event.
Additionally, in conjunction with Federal-Mogul's ongoing review of its actual results and anticipated future earnings, Federal-Mogul reassesses the possibility of releasing valuation allowances. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include but are not limited to: recent adjusted historical financial results; historical taxable income; projected future taxable income; the expected timing of the reversals of existing temporary differences; and tax planning strategies. Based upon this assessment, Federal-Mogul has concluded based on available evidence that the deferred tax assets in Germany are more likely than not to be realized. Based upon this conclusion, a valuation allowance was reversed during the second quarter of 2012. The portion which is expected to be realized through current year ordinary income is included in the annual effective rate and the remaining portion relates to the anticipated realization in future years and is therefore recognized as a discrete event during the three months ended September 30, 2012.
On August 17, 2012, a 3% surtax levied on dividends and other certain distributions was enacted in France. Federal-Mogul has decided to use the lower undistributed tax rate, and therefore, the applicable deferred taxes have not been remeasured or recognized on any additional inside basis differences including prior undistributed earnings. Federal-Mogul is required to pay additional taxes at the applicable tax rate on all distributions of dividends and the additional taxes will be recorded as income tax expense in the period in which the dividend is declared.

17.	Accumulated Other Comprehensive Loss.
Accumulated other comprehensive loss consists of the following:

	September 30, 2012	December 31, 2011
	(in millions)
Post-employment benefits, net of tax	$(465)	$(415)
Hedge instruments, net of tax	(45)	(80)
Translation adjustments and other, net of tax	(326)	(360)
	$(836)	$(855)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

18.	Other (Loss) Income, Net.
Other (loss) income, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Loss on extinguishment of debt	$(2)	$—	$(4)	$—
Realized and unrealized loss on derivatives, net	(169)	—	(172)	—
Dividend expense related to securities sold, not yet purchased	(1)	(23)	(4)	(55)
Gain on disposition of assets	1	1	2	1
Appreciation on deferred management fee	—	—	—	(13)
Equity earnings from non-consolidated affiliates	6	5	30	21
Foreign currency translation loss	(8)	(1)	(15)	(7)
Other	2	(6)	1	(3)
	$(171)	$(24)	$(162)	$(56)

19.	Commitments and Contingencies.
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
Dynegy Inc.
On November 4, 2011, Resources Capital Management Corp., Roseton OL, LLC, and Danskammer OL, LLC, filed an action in Supreme Court of New York, New York County, against Dynegy Inc. ("Dynegy"), various affiliates of Dynegy, certain members of the Board of Directors of Dynegy, and various other defendants, including Icahn Capital.  The plaintiffs were seeking an unspecified amount of damages for alleged breaches of fiduciary obligation, as well as declaratory and other equitable relief regarding certain notes and related contracts.  Icahn Capital was named as a defendant and was sued for allegedly aiding and abetting Dynegy and its directors in the alleged breaches of fiduciary obligation, tortious interference, and unjust enrichment. On June 5, 2012, the Complaint was discontinued and dismissed with prejudice.
 On March 28, 2012 an action was filed in the U.S. District Court, Southern District of New York, entitled Silsby v. Icahn et. al.  Defendants include Carl C. Icahn and two officers of Dynegy Inc and certain of its directors. As initially filed, the action purports to be brought as a class action on behalf of Dynegy shareholders who acquired their shares between September 2011 and March 2012.  The Complaint alleges violations of the federal securities laws in defendants' allegedly making false and misleading statements in securities filings that artificially inflated the price of Dynegy stock. The individual defendants are alleged to have been controlling persons of Dynegy. Plaintiff is seeking damages in an unspecified amount. Subsequent to the filing of this action, Dynegy filed for bankruptcy, and a U.S. bankruptcy court has approved a Plan of Reorganization. Plaintiff is proceeding with the action and has filed an amended complaint which purports to be a class action on behalf of Dynegy shareholders who acquired their securities between July 10, 2011 through March 9, 2012.  However, we believe that we have meritorious defenses to the claims and intend to file a motion to dismiss.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

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
Total environmental liabilities, determined on an undiscounted basis, were $15 million and $16 million at September 30, 2012 and December 31, 2011, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.
Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At September 30, 2012, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $39 million.
Asset Retirement Obligations
Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $21 million and $22 million at September 30, 2012 and December 31, 2011, respectively, for ARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of these ARO amounts.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

Energy
Leases and Unconditional Purchase Obligations
The minimum required payments for CVR's lease agreements and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in millions)
Three months ending December 31, 2012	$3	$32
Year ending December 31, 2013	10	127
Year ending December 31, 2014	8	114
Year ending December 31, 2015	6	103
Year ending December 31, 2016	5	97
Thereafter	9	460
	$41	$933
(1)This amount includes $483 million payable ratably over nine years pursuant to petroleum transportation service agreements between CRRM and TransCanada Keystone Pipeline, LP ("TransCanada"). Under the agreements, CRRM will receive transportation for at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of ten years on TransCanada's Keystone pipeline system. CRRM began receiving crude oil under the agreements in the first quarter of 2011.
CVR leases various equipment, including rail cars, and real properties under long-term operating leases expiring at various dates. For the period May 5, 2012 through September 30, 2012, lease expense approximated $2 million. The lease agreements have various remaining terms. Some agreements are renewable, at CVR's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. Additionally, in the normal course of business, CVR has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services.
CVR LP entered into a pet coke supply agreement with HollyFrontier Corporation which became effective on March 1, 2012. The initial term ends in 2013 and the agreement is subject to renewal.
On August 31, 2012, CRRM, an indirect, wholly-owned subsidiary of CVR Energy, and Vitol Inc. (“Vitol”), entered into an Amended and Restated Crude Oil Supply Agreement (the “Vitol Agreement”). The Vitol Agreement amends and restates the Crude Oil Supply Agreement between CRRM and Vitol dated March 30, 2011, as amended (the “Previous Supply Agreement”). The terms of the Vitol Agreement provide that CRRM will obtain all of the crude oil for the Company's two oil refineries through Vitol, other than crude oil that CRRM gathers itself in Kansas, Missouri, North Dakota, Oklahoma, Texas, Wyoming and all states adjacent to such states and crude oil that is transported in whole or in part via railcar or truck. Pursuant to the Vitol Agreement, CRRM and Vitol work together to identify crude oil and pricing terms that meet CRRM's crude oil requirements. CRRM and/or Vitol negotiate the cost of each barrel of crude oil that is purchased from third-party crude oil suppliers. Vitol purchases all such crude oil, executes all third-party sourcing transactions and provides transportation and other logistical services for the subject crude oil. Vitol then sells such crude oil and delivers the same to CRRM. Title and risk of loss for all crude oil purchased by CRRM via the Vitol Agreement passes to CRRM upon delivery to one of the Company's delivery points designated in the Vitol Agreement. CRRM pays Vitol a fixed origination fee per barrel plus the negotiated cost (including logistics costs) of each barrel of crude oil purchased. The Vitol Agreement has an initial term commencing August 31, 2012 and extending through December 31, 2014 (the “Initial Term”). Following the Initial Term, the Vitol Agreement will automatically renew for successive one-year terms (each such term, a “Renewal Term”) unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of the Initial Term or any Renewal Term. Notwithstanding the foregoing, CRRM has an option to terminate the Vitol Agreement effective December 31, 2013 by providing written notice of termination to Vitol on or before May 1, 2013.
Litigation
From time to time, CVR is involved in various lawsuits arising in the normal course of business, including matters such as those described below under, "Environmental, Health and Safety ("EHS") Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

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
On June 21, 2012, Goldman, Sachs & Co. (“GS”) filed suit against CVR in state court in New York, alleging that CVR failed to pay GS approximately $18.5 million in fees allegedly due to GS by CVR pursuant to an engagement letter dated March 21, 2012, which according to the allegations set forth in the complaint, provided that GS was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's common stock made by Carl C. Icahn and certain of his affiliates. CVR believes it has meritorious defenses and intends to vigorously defend against the suit. This amount has been fully accrued as of September 30, 2012.
On August 10, 2012, Deutsche Bank (“DB”) filed suit against CVR in state court in New York, alleging that CVR failed to pay DB $18.5 million in fees allegedly due to DB by CVR pursuant to an engagement letter dated March 23, 2012, which according to the allegations set forth in the complaint, provided that DB was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's stock made by Carl C. Icahn and certain of his affiliates. CVR believes it has meritorious defenses and intends to vigorously defend against the suit. This amount has been fully accrued as of September 30, 2012.
CRNF received a ten-year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reassessed CRNF's nitrogen fertilizer plant and classified the nitrogen fertilizer plant as almost entirely real property instead of almost entirely personal property. The reassessment resulted in an increase in CRNF's annual property tax expense by an average of $11 million per year for each of the years ended December 31, 2008 and 2009, $12 million for the year ended December 31, 2010 and $11 million for the year ended December 31, 2011. CRNF does not agree with the county's classification of its nitrogen fertilizer plant and protested the classification and resulting valuation for each of those years to the Kansas Court of Tax Appeals, or COTA. However, CRNF has fully accrued and paid the property taxes the county claims are owed for the years ended December 31, 2011, 2010, 2009 and 2008 and has estimated and accrued for property tax for the first nine months of 2012. This property tax expense is included in cost of goods sold in our Energy segment's financial results. In February 2011, CRNF tried the 2008 case to COTA and in January 2012, COTA issued its decision holding that CRNF's fertilizer plant was almost entirely real property instead of almost entirely personal property was appropriate. CRNF disagreed with the ruling and filed a petition for reconsideration with COTA (which was denied) and has filed an appeal to the Kansas Court of Appeals. CRNF is also protesting the valuation of the CRNF fertilizer plant for tax years 2009 through 2012, which

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

cases remain pending before COTA. If CRNF is successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then a portion of the accrued and paid property tax expenses would be refunded to CRNF, which could have a material positive effect on our Energy segment's results of operations. If CRNF is not successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then CRNF expects that it will continue to pay property taxes at elevated rates.
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
On October 25, 2010, CVR received a letter from the United States Coast Guard on behalf of the EPA seeking $2 million in oversight cost reimbursement. CVR responded by asserting defenses to the Coast Guard's claim for oversight costs. On September 23, 2011, the United States Department of Justice ("DOJ"), acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas seeking (i) recovery from CRRM of the EPA's oversight costs under the OPA, (ii) a civil penalty under the Clean Water Act (as amended by the OPA) and (iii) recovery from CRRM related to alleged non-compliance with the Clean Air Act's Risk Management Program ("RMP"). (See "Environmental, Health and Safety ("EHS") Matters" below.) CVR has reached an agreement in principle with the DOJ to resolve the DOJ's claims. CVR anticipates that civil penalties associated with the proceeding will exceed $100,000; however, CVR does not anticipate that civil penalties or any other costs associated with the proceeding will be material. The lawsuit is stayed while the consent decree is finalized.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

existing technology, site-specific costs, and currently enacted laws and regulations. In reporting EHS liabilities, no offset is made for potential recoveries.
CRRM, CRNF, CRCT, WRC and CRT own and/or operate manufacturing and ancillary operations at various locations directly related to petroleum refining and distribution and nitrogen fertilizer manufacturing. Therefore, CRRM, CRNF, CRCT, WRC and CRT have exposure to potential EHS liabilities related to past and present EHS conditions at these locations. Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act (“RCRA”), and related state laws, certain persons may be liable for the release or threatened release of hazardous substances. These persons include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, and under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. Similarly, the OPA generally subjects owners and operators of facilities to strict, joint and several liability for all containment and cleanup costs, natural resource damages, and potential governmental oversight costs arising from oil spills into the waters of the United States.
CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and the now-closed Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under RCRA to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-0020 and Docket No. VII-95-H-011, respectively). As of September 30, 2012, environmental accruals of $2 million were reflected in the consolidated balance sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders. CVR's accruals were determined based on an estimate of payment costs through 2031, for which the scope of remediation was arranged with the EPA, and were discounted at the appropriate risk free rates at September 30, 2012. The accruals include estimated closure and post-closure costs of $1 million for the two landfills at September 30, 2012.
CVR's management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, CVR's management believes that the accruals established for environmental expenditures are adequate.
CRRM, CRNF, CRCT, WRC and CRT are subject to extensive and frequently changing federal, state and local, environmental and health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, the storage, handling, use and transportation of petroleum and nitrogen products, and the characteristics and composition of gasoline and diesel fuels. The ultimate impact on CVR's business of complying with evolving laws and regulations is not always clearly known or determinable due in part to the fact that our operations may change over time and certain implementing regulations for laws, such as the federal Clean Air Act, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs.
In 2007, the EPA promulgated the Mobile Source Air Toxic II (“MSAT II”) rule that requires the reduction of benzene in gasoline by 2011. CRRM and WRC are considered to be small refiners under the MSAT II rule and compliance with the rule is extended until 2015 for small refiners. As a result of our purchase of a controlling interest in CVR on May 4, 2012, CVR's MSATII projects have been accelerated by three months due to the loss of small refiner status. Capital expenditures to comply with the rule are expected to be approximately $45 million for CRRM and $49 million for WRC.
CRRM's refinery is subject to the Renewable Fuel Standard ("RFS") which requires refiners to blend "renewable fuels" in with their transportation fuels or purchase renewable energy credits in lieu of blending. The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. In 2012, about 9% of all fuel used was required to be "renewable fuel." The EPA has not yet proposed renewable fuel percentage standards for 2013. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. motor fuel market, there may be a decrease in demand for petroleum products. In addition, CRRM may be impacted by increased capital expenses and production costs to accommodate mandated renewable fuel volumes to the extent that these increased costs cannot be passed on to the consumers. CRRM's small refiner status under the original RFS expired on December 31, 2010. Beginning on January 1, 2011, CRRM was required to blend renewable fuels into its gasoline and diesel fuel or purchase renewable energy credits, known as Renewable Identification Numbers ("RINs") in lieu of blending. To achieve compliance with the renewable fuel standard for the remainder of 2012, CRRM is able to blend a small amount of ethanol into gasoline sold at its refinery loading rack, but otherwise will have to purchase RINs to comply with the rule. CRRM

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

requested "hardship relief" (an extension of the compliance deadline) from the EPA based on the disproportionate economic impact of the rule on CRRM, but the EPA denied CRRM's request on February 17, 2012. CRRM may appeal the denial of its hardship petition.
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
In March 2012, CRRM entered into a "Second Consent Decree" with the EPA, which replaces the 2004 Consent Decree (other than the RCRA provisions) and the First Material Modification. The Second Consent Decree gives CRRM more time to install the FCCU controls from the 2004 Consent Decree and expands the scope of the settlement so that it is now considered a "global settlement" under the EPA's "National Petroleum Refining Initiative." Under the National Petroleum Refining Initiative, the EPA identified industry-wide noncompliance with four "marquee" issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The National Petroleum Refining Initiative has resulted in most U.S. refineries (representing more than 90% of the US refining capacity) entering into consent decrees imposing civil penalties and requiring the installation of pollution control equipment and enhanced operating procedures. Under the Second Consent Decree, CVR will be required to pay a civil penalty of less than $1 million and complete the installation of FCCU controls required under the 2004 Consent Decree, the remaining costs of which are expected to be approximately $49 million, of which approximately $47 million is expected to be capital expenditures and complete a voluntary environmental project that will reduce air emissions and conserve water at an estimated cost of $1 million. The incremental capital expenditures associated with the Second Consent Decree will not be material and will be limited primarily to the retrofit and replacement of heaters and boilers over a five to seven year time-frame. The Second Consent Decree was entered by the U.S. District Court for the District of Kansas on April 19, 2012.
WRC's refinery has not entered into a global settlement with the EPA and the Oklahoma Department of Environmental Quality (the "ODEQ") under the National Petroleum Refining Initiative, although it had discussions with the EPA and the ODEQ about doing so. Instead, WRC entered into a Consent Order with the ODEQ in August 2011 (the "Wynnewood Consent Order"). The Wynnewood Consent Order addresses some, but not all, of the traditional marquee issues under the National Petroleum Refining Initiative and addresses certain historic Clean Air Act compliance issues that are generally beyond the scope of a traditional global settlement. Under the Wynnewood Consent Order, WRC paid a civil penalty of $950,000, and agreed to install certain controls, enhance certain compliance programs, and undertake additional testing and auditing. The costs of complying with the Wynnewood Consent Order, other than costs associated with a planned turnaround, are not expected to be material. In consideration for entering into the Wynnewood Consent Order, WRC received a release from liability from ODEQ for matters described in the ODEQ order. The EPA may later request that WRC enter into a global settlement which, if WRC agreed to do so, would necessitate the payment of a civil penalty and the installation of additional controls.
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
The EPA has investigated CRRM's operation for compliance with the Clean Air Act's RMP. On September 23, 2011, the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

DOJ, acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas (in addition to the matters described above, see "Flood, Crude Oil Discharge and Insurance") seeking recovery from CRRM related to alleged non-compliance with the RMP. CVR has reached an agreement to settle the claims. Civil penalties associated with the proceeding will exceed $100,000; however, CVR does not anticipate that civil penalties or any other costs associated with the settlement will be material. The lawsuit is stayed while the parties attempt to finalize and file the consent decree.
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
WRC has entered into a series of Clean Water Act consent orders with ODEQ. The latest Consent Order (the "CWA Consent Order"), which supersedes other consent orders, became effective in September 2011. The CWA Consent Order addresses alleged noncompliance by WRC with its Oklahoma Pollutant Discharge Elimination System permit limits. The CWA Consent Order requires WRC to take corrective action steps, including undertaking studies to determine whether the Wynnewood refinery's wastewater treatment plant capacity is sufficient. The Wynnewood refinery may need to install additional controls or make operational changes to satisfy the requirements of the CWA Consent Order. The cost of additional controls, if any, cannot be predicted at this time. However, based on our experience with wastewater treatment and controls, we do not believe that the costs of the potential corrective actions would be material.
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended September 30, 2012 and the period May 5, 2012 through September 30, 2012, capital expenditures were $8 million and $12 million, respectively, and were incurred to improve the environmental compliance and efficiency of the operations.
CRRM, CRNF, CRCT, WRC and CRT each believes it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on CVR's business, financial condition, or results of operations.

On September 28, 2012, the Wynnewood refinery experienced an explosion in a boiler unit that had been temporarily shut down as part of the turnaround process. Two employees were fatally injured. Damage at the refinery was limited to the boiler; process and other areas of the facility were unaffected. Additionally, there has been no evidence of environmental impact. The refinery was shut down for turnaround maintenance at the time of the incident. CVR immediately launched an internal investigation of the incident and continues to cooperate with U.S. Occupational Health and Safety Administration (“OSHA”) and Oklahoma Department of Labor (“ODL”) investigations.
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
The Marsh Defendants filed an answer on October 20, 2010 denying the material allegations of the complaint and subsequently filed a Motion to Dismiss for Forum Non Conveniens in December 2010, which motion was denied by the Court on April 12, 2011. On August 18, 2011 the Marsh Defendants filed a Motion for Summary Judgment arguing that the Court should apply the Arizona Statue of Limitations to the action. Aztar filed an objection to the Marsh Defendants' motion on September 23, 2011 arguing, inter alia, that the New Jersey Statute of Limitations applies to the action. The Marsh Defendants

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

filed its Reply on October 3, 2011. The motion was argued in January 2012. In April 2012, the Court granted the Marsh Defendants' motion for Summary Judgment dismissing Aztar's complaint with prejudice. Subsequently, Aztar filed a Motion for Reconsideration with the Court, which motion was denied. In September 2012, Aztar appealed the Court's decision to dismiss the case with the Superior Court of New Jersey, Appellate Division, which appeal is currently pending. Any recovery obtained by Aztar in this action will be recoverable by Tropicana as the current owner of Tropicana AC.
Railcar
Environmental Matters
ARI is subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI's actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI's operations that involve hazardous materials also raise potential risks of liability under common law. Management believes that there are no current environmental issues identified that would have a material adverse effect on ARI. Certain real property ARI acquired from ACF Industries LLC ("ACF") in 1994 has been involved in investigation and remediation activities to address contamination. Substantially all of the issues identified relate to the use of this property prior to its transfer to ARI by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. As of September 30, 2012, ARI does not believe it will incur material costs in connection with any investigation or remediation activities relating to these properties, but it cannot assure that this will be the case. If ACF fails to honor its obligations to ARI, ARI could be responsible for the cost of such remediation. ARI believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its operations or financial condition.
Other Matters
One of ARI's joint ventures entered into a credit agreement in December 2007. Effective August 5, 2009, ARI and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50% interest in the loan. The total commitment under the term loan is $60 million with an additional $10 million commitment under the revolving loan. ARI is responsible to fund 50% of the loan commitments. The balance outstanding on these loans, due to ARI, was $36 million of principal and accrued interest as of September 30, 2012. ARI's share of the remaining commitment on these loans was $3 million as of September 30, 2012.
On September 2, 2009, a complaint was filed by George Tedder (the "Plaintiff") against ARI in the U.S. District Court, Eastern District of Arkansas. The Plaintiff alleged that ARI was liable for an injury that resulted during the Plaintiff's break on April 24, 2008. At trial on April 9, 2012, the jury ruled in favor of the Plaintiff, thus ARI recorded a related charge that was included in the consolidated financial results in the first quarter of 2012. ARI intends to appeal this decision.
Metals
Environmental Matters
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $29 million and $30 million at September 30, 2012 and December 31, 2011, respectively. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.
Estimates of PSC Metals' liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

from current estimates. Moreover, because PSC Metals has disposed of waste materials at numerous third-party disposal facilities, it is possible that PSC Metals will be identified as a PRP at additional sites. The impact of such future events cannot be estimated at the current time.
PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  PSC Metals has negotiated a settlement with the EPA that resolves PSC Metals and its predecessors' liability associated with the Port Refinery superfund site in the Village of Rye Brook, NY. PSC Metals made a one-time payment of $225,000 to resolve the matter. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of September 30, 2012 and December 31, 2011. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
In November and December of  2011, PSC Metals received three notices of violation from the Missouri Department of Natural Resources, or MDNR, for hazardous waste and water violations related to its Festus, Missouri location. PSC Metals has responded to the notices of violation and is cooperating with MDNR. PSC Metals is in the beginning stages of negotiating a settlement with MDNR that will resolve the three notices of violation referenced above.  PSC Metals cannot estimate the cost of any settlement with MDNR at this time.  PSC Metals believes that it has a claim for indemnification against the prior owner of the facility associated with the above-referenced notices of violation.
MDNR has recently undertaken sampling for lead at residences near PSC Metals' Festus yard.  MDNR has indicated to PSC Metals that this sampling was initiated in response to citizen complaints regarding its Festus yard. MDNR has received the results of this sampling.    PSC Metals recently was provided with the MDNR sampling results and is undertaking a technical review with its environmental experts.  PSC Metals has been informed by MDNR that of the approximately 50 residences that were sampled and tested, 11 tested above residential standards for lead contamination. Neither MDNR nor PSC Metals has undertaken a lead isotope or similar analysis that would tie the lead contamination that was discovered to a specific location or source.  MDNR has requested that PSC Metals sample 19 additional residential properties to access whether those sites are above residential standards for lead contamination. PSC Metals and MDNR are discussing the scope and extent of any future sampling.   At this time, PSC Metals believes that it has adequately reserved for the cost of remediation associated with its Festus yard and the residential areas near the yard, should such remediation be required. However, as negotiations with MDNR are on-going and additional sampling could be required, PSC Metals cannot assess its liability with certainty at this time. To the extent that MDNR does seek to hold PSC Metals liable for off-site contamination, PSC Metals believes that such liability was retained by the prior owner of the Festus yard and it would have a claim for indemnification against the prior owner.
In 2011, PSC Metals entered into a consent decree with the EPA  regarding PSC Metals' scrap processing facility located in Cleveland, Ohio. The EPA alleged that PSC Metals violated the requirements of Section 608 of the Clean Air Act, 42 USC Section 761, which requires scrap processors to either recover refrigerants from appliances in accordance with the procedures described in the applicable federal regulations or verify through certifications that refrigerants have previously been evacuated. The consent decree includes injunctive relief that, among other things, will require PSC Metals to offer refrigerant extraction services at 11 of its scrap processing facilities for the next four years.  PSC Metals estimates that the cost associated with the required injunctive relief will range from $0.8 million to $1.7 million, exclusive of a civil penalty of $199,000 assessed in connection with the consent decree which PSC Metals paid in 2011.
Home Fashion
Environmental Matters
WPH is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes used in or resulting from its operations and potential remediation obligations. WPH's operations are also governed by U.S. federal, state, local and foreign laws, rules and regulations relating to employee safety and health which, among other things, establish exposure limitation for cotton dust, formaldehyde, asbestos and noise, and which regulate chemical, physical and ergonomic hazards in the workplace. WPH estimated its environmental accruals to be $1 million at both September 30, 2012 and December 31, 2011.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

Other Matters
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 93.3% of our outstanding depositary units as of September 30, 2012 and 92.6% as of December 31, 2011. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF, is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of September 30, 2012 and December 31, 2011. If the plans were voluntarily terminated, they would be underfunded by approximately $71 million and $112 million as of September 30, 2012 and December 31, 2011, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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
Distribution
On November 2, 2012, the board of directors declared a quarterly distribution of $0.35 per depositary unit, comprised of a combination of $0.10 payable in cash and $0.25 payable in depositary units. The distribution will be paid on November 30, 2012 to depositary unitholders of record at the close of business on November 15, 2012. We calculated the depositary units to be distributed based on the 20 trading-day volume weighted-average price of our depositary units ended on October 31, 2012, resulting in 0.005978 of a unit to be distributed per depositary unit.  To the extent that the aggregate units distributed to any holder include a fraction of a unit, that fractional unit will be settled in cash.
Energy
Formation and Initial Public Offering of CVR Refining, LP
During the third quarter of 2012, in contemplation of an initial public offering, CRLLC formed CVR Refining Holdings, LLC, which in turn formed CVR Refining GP, LLC. CVR Refining Holdings, LLC and CVR Refining GP, LLC formed the Refining Partnership which issued them a 100% limited partnership interest and a non-economic general partner interest,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

respectively. CVR Refining Holdings, LLC formed CVR Refining, LLC and CRLLC contributed its petroleum and logistics subsidiaries in October 2012, as well as its equity interests in Coffeyville Finance Inc., to CVR Refining, LLC in October 2012.
On October 1, 2012, the Refining Partnership filed a registration statement on Form S-1 to effect an initial public offering of its common units representing limited partner interests (the “Offering”). The number of common units to be sold in the Offering has not yet been determined. The Offering is subject to numerous conditions including, without limitation, market conditions, pricing, regulatory approvals, including clearance from the SEC, compliance with contractual obligations, and reaching agreements with the underwriters and lenders.
Upon consummation of the Offering, CVR will indirectly own the Refining Partnership's general partner and limited partnership interests in the form of common units. There can be no assurance that any such offering will be consummated on the terms described in the registration statement or at all. Following the Offering, the Refining Partnership will have two types of partnership interests outstanding:

•	common units representing limited partner interests, a portion of which the Refining Partnership will have sold in the Offering; and

•	a general partner interest, which is not entitled to any distributions, and which will be held by the Refining Partnership's general partner.
Following the Offering, the Refining Partnership expects to make quarterly cash distributions to unitholders. The board of directors of the general partner will adopt a policy, which it may change at any time, whereby distributions for each quarter will be in an amount equal to available cash generated in such quarter. Available cash will be determined by the board of directors of the general partner.
The general partner will manage and operate the Refining Partnership. Common unitholders will only have limited voting rights on matters affecting the Refining Partnership's business. Common unitholders will have no right to elect the general partner or its directors on an annual or other continuing basis.
Issuance of Second Lien Senior Secured Notes and Tender Offer
On October 23, 2012, Refining LLC and its wholly-owned subsidiary, Coffeyville Finance Inc. (the “CVR Issuers”), completed a private offering of $500 million in aggregate principal amount of 6.50% Second Lien Secured Notes due 2022 (the "2022 Notes"). The 2022 Notes were issued at par. Refining LLC received approximately $493 million of cash proceeds, net of the underwriting fees, but before deducting other third-party fees and expenses associated with the offering. The 2022 Notes are secured by substantially the same assets that secure the outstanding Second Lien Notes, subject to exceptions, until such time that the outstanding Second Lien Notes have been discharged in full.
Approximately $348 million of the net proceeds from the offering was used to purchase approximately $323 million of the 9.0% First Lien Notes due April 1, 2015 pursuant to a tender offer and to settle accrued interest of approximately $2 million through October 23, 2012 and to pay related fees and expenses. A premium of approximately $23 million was incurred associated with the tender. The debt issuance costs of the 2022 Notes will be amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. The 2022 Notes mature on November 1, 2022, unless earlier redeemed or repurchased by the Issuers. Interest is payable on the 2022 Notes semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013.
CRLLC intends to use the remaining proceeds from the offering to either (1) purchase the remaining $124 million of existing First Lien Note, if any, tendered in the tender offer by November 5, 2012 or (2) redeem any remaining non-tendered First Lien Notes on November 23, 2012 pursuant to a notice of redemption issued on October 23, 2012. Any remaining proceeds will be used for general corporate purposes.
The 2022 Notes will be secured by substantially the same assets that secure the outstanding Second Lien Notes, subject to exceptions, until such time that the outstanding Second Lien Notes have been discharged in full.
The 2022 Notes are guaranteed by Refining LLC and its existing domestic subsidiaries. Prior to the redemption, repurchase or other discharge in full of the existing Second Lien Notes, the 2022 Notes will also be guaranteed by Coffeyville Resources. CVR and CVR Partners, LP and its subsidiary are not guarantors.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

The 2022 Notes mature on November 1, 2022. At any time prior to November 1, 2017 the CVR Issuers may redeem all or a portion of the 2022 Notes at the “make-whole” redemption price plus any accrued and unpaid interest. In addition, prior to November 1, 2015, the CVR Issuers at their option, may redeem up to 35% of the aggregate principal amount of the 2022 Notes at 106.5% of the principal amount with the net proceeds of a public or private equity offering. On or after November 1, 2017, the CVR Issuers may redeem all or a portion of the 2022 Notes at the redemption prices set forth below (expressed as percentages of principal amount), plus any accrued and unpaid interest, if any, redeemed during the twelve month period beginning November 1 of the years indicated below:

Year	Percentage
2017	103.250%
2018	102.167%
2019	101.083%
2020 and thereafter	100.000%
In the event of a “change of control” as defined in the indenture governing the 2002 Notes, the CVR Issuers are required to offer to buy back all of the 2022 Notes at 101% of their principal amount. A change of control is generally defined as (1) the direct or indirect sale or transfer (other than by a merger) of “all or substantially all of the assets of Refining LLC” to any person other than Qualifying Owners (as defined in the indenture), (2) liquidation or dissolution of Refining LLC, or (3) any person, other than a Qualifying Owner, directly or indirectly acquiring 50% of the voting stock of Refining LLC.
The indenture governing the 2022 Notes restricts the ability of Refining LLC and its restricted subsidiaries to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay distributions on, or repurchase, equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time the 2022 Notes are rated investment grade by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services and no Default (as defined in the indenture) has occurred and is continuing, many of these restrictive covenants will terminate. However, such covenants would be reinstituted if the 2022 Notes subsequently lost their investment grade rating. The indenture also includes customary events of default.
Wynnewood Refinery Major Scheduled Turnaround
The Wynnewood refinery began turnaround maintenance in the fourth quarter of 2012. CVR expects to incur approximately $100 million of expenses during 2012 related to the Wynnewood refinery's turnaround. The Wynnewood refinery has incurred approximately $13 million of turnaround costs for the period May 5, 2012 through September 30, 2012. It is anticipated that the downtime associated with the Wynnewood refinery turnaround will approximate 40 to 45 days and will significantly impact the revenue for the fourth quarter of 2012.
Nitrogen Fertilizer Major Scheduled Turnaround
The nitrogen fertilizer facility's previously scheduled major turnaround began on October 3, 2012. The turnaround was completed on October 22, 2012 with the gasification and ammonia units in operation on that date and the UAN unit in operation on October 25, 2012. Operating income is impacted negatively by both the expenses associated with the scheduled turnaround and the lost revenue the CVR LP would have generated had the nitrogen fertilizer plant not been shut down. Turnaround expenses are recognized as incurred as a component of direct operating expenses. As of September 30, 2012, less than $1 million of turnaround expenses had been incurred. It is estimated that approximately $5 million of expenses were incurred in October 2012 associated with the turnaround.
Gaming
        Hurricane Sandy forced a city mandated five-day closure for all casinos in Atlantic City beginning on October 28, 2012. Although our Gaming segment does not believe that it incurred any significant damage to its Tropicana AC facility and reopened on November 2, 2012, an estimate of the amount of loss cannot currently be made.
Tender Offer - Oshkosh Corporation
On October 17, 2012, IEP Vehicles Sub LLC, a Delaware limited liability company (“IEP Vehicles Sub”) and Icahn Enterprises Holdings L.P., a Delaware limited partnership (“Icahn Enterprises Holdings”, and together with IEP Vehicles Sub, the “Offeror”), filed a Schedule TO in connection with the offer by the Offeror to purchase for cash any and all of the issued

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

and outstanding shares of common stock, par value $0.01 per share, of Oshkosh Corporation, a Wisconsin corporation (“Oshkosh”), at a price of $32.50 per share, without interest and less any required withholding taxes, if any (the “Offer”). Both IEP Vehicles Sub and Icahn Enterprises Holdings are co-bidders for all purposes in the Offer.
On  October 26, 2012, the Oshkosh Board of Directors rejected the Offer and adopted a rights plan, or poison pill.  In addition, on October 26, 2012, affiliates of the Offeror submitted a notice to Oshkosh of its intent to nominate a full slate of directors at Oshkosh's upcoming annual shareholder meeting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises L.P.
We have reviewed the accompanying consolidated balance sheet of Icahn Enterprises L.P and Subsidiaries (the “Partnership”) (a Delaware limited partnership) as of September 30, 2012, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, the consolidated statement of cash flows for the nine-month periods ended September 30, 2012 and 2011, and the consolidated statement of changes in equity for the nine-month period ended September 30, 2012. These consolidated interim financial statements are the responsibility of the Partnership's management.
We were furnished with the report of other accountants on their reviews of the consolidated interim financial statements of CVR Energy, Inc., a subsidiary, whose total assets as of September 30, 2012 were $3,652 million, and whose revenues for the three-month period ended September 30, 2012 and the period from May 5, 2012 to September 30, 2012, constituted $2,410 million and $3,882 million, respectively, of the related consolidated totals.
We were also furnished with the report of other accountants on their reviews of the consolidated interim financial statements of Federal-Mogul Corporation, a subsidiary, whose revenues for the three-month and nine-month periods ended September 30, 2011 constituted $1,734 million and $5,273 million, respectively, of the related consolidated totals.
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
November 7, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Federal-Mogul Corporation
We have reviewed the consolidated statements of operations and consolidated statements of comprehensive (loss) income of Federal-Mogul Corporation for the three-month and nine-month periods ended September 30, 2011, and the consolidated statements of cash flows for the nine-month period ended September 30, 2011 (not presented herein). These financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Federal-Mogul Corporation as of December 31, 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 28, 2012, we expressed an unqualified opinion on those consolidated financial statements. As described in Note 19 of the September 30, 2012 Form 10-Q of Federal-Mogul Corporation (not presented herein), Federal-Mogul Corporation changed the composition of reportable segments on a retrospective basis resulting in the revision of the disclosure of total assets by reporting segment for the year ended December 31, 2011. We have not audited and reported on the revised financial statements reflecting the change in composition of reportable segments.

/s/Ernst & Young LLP

Detroit, Michigan
October 27, 2011
except for the 2011 consolidated statements of comprehensive (loss) income and 2011 information presented in Note 19 of the financial statements included in the September 30, 2012 Form 10-Q of Federal-Mogul Corporation (not presented herein), as to which the date is
October 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CVR Energy, Inc.:

We have reviewed the condensed consolidated balance sheet of CVR Energy, Inc. and subsidiaries (the Company) as of September 30, 2012, the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month period ended September 30, 2012 and for the period from May 5, 2012 to September 30, 2012, and changes in equity and cash flows for the period from May 5, 2012 to September 30, 2012. These condensed consolidated financial statements are the responsibility of the Company's management.
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
Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

/s/KPMG LLP

Houston, Texas
November 6, 2012

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and in our Annual Report on Form 10-K for the year ended December 31, 2011, or our 2011 Form 10-K.
Overview
Introduction
Icahn Enterprises L.P., or Icahn Enterprises, is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P., or Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc., or Icahn Enterprises GP, our sole general partner, which is owned and controlled by Mr. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of September 30, 2012, affiliates of Mr. Icahn owned 97,183,300 of our depositary units which represented approximately 93.3% of our outstanding depositary units.
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
Rights Offering
In connection with a certain rights offering consummated during the first quarter of the year ending December 31, 2012, we distributed an aggregate 13,590,238 additional depositary units to unitholders that subscribed to the basic subscription rights and the over-subscription rights and we received proceeds of $500 million. Of these additional depositary units distributed pursuant to the rights offering, Mr. Icahn and his affiliates received 12,995,584 additional depositary units.
See Note 14, "Net Income Per LP Unit-Rights Offering," to the consolidated financial statements for additional information regarding the rights offering.
Debt Offerings
On January 17, 2012, February 6, 2012 and July 12, 2012, we issued an aggregate $1,000 million principal amount of the 8% Senior Unsecured Notes due 2018 (such notes are collectively referred to as the “2012 Additional Notes”). The 2012 Additional Notes constitute the same series of securities as the 8% Senior Unsecured Notes due 2018 for purposes of the indenture governing the notes and will vote together on all matters with such series. The 2012 Additional Notes have substantially identical terms as the 8% Senior Unsecured Notes due 2018. (The 8% Senior Unsecured Notes due 2018 together with the Senior Unsecured Notes due 2016 are collectively referred to as the "Initial Notes".) See Note 11, "Debt," for further discussion.
On October 23, 2012, CVR Refining LLC (“Refining LLC”) and its wholly-owned subsidiary, Coffeyville Finance Inc., completed a private offering of $500 million in aggregate principal amount of 6.50% Second Lien Secured Notes due 2022 (the "2022 Notes"). Approximating $348 million of the net proceeds was used to fund a completed and settled tender offer resulting in the purchase of approximately $323 million of the 9.0% First Lien Notes due April 1, 2015 and to settle accrued interest of approximately $2 million through October 23, 2012 and to pay related fees and expenses. A premium of approximately $23 million was incurred associated with the tender. See Note 20, "Subsequent Events-Energy," for further discussion.
Formation and Initial Public Offering of CVR Refining, LP
During the third quarter of 2012, in contemplation of an initial public offering, Coffeyville Resources, LLC (or CRLLC) formed CVR Refining Holdings, LLC, which in turn formed CVR Refining GP, LLC. CVR Refining Holdings, LLC and CVR Refining GP, LLC formed CVR Refining, LP (the “Refining Partnership”) which issued them a 100% limited partnership interest and a non-economic general partner interest, respectively. CVR Refining Holdings, LLC formed CVR Refining, LLC and CRLLC contributed its petroleum and logistics subsidiaries in October 2012, as well as its equity interests in Coffeyville Finance Inc., to CVR Refining, LLC.
On October 1, 2012, the Refining Partnership filed a registration statement on Form S-1 to effect an initial public offering of its common units representing limited partner interests (the “Offering”). The number of common units to be sold in the

Offering has not yet been determined. The Offering is subject to numerous conditions including, without limitation, market conditions, pricing, regulatory approvals, including clearance from the SEC, compliance with contractual obligations, and reaching agreements with the underwriters and lenders. Note 20, "Subsequent Events-Energy," to the consolidated financial statements for additional information regarding this initial public offering.
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
The Offer expired on May 4, 2012. On May 7, 2012, we announced the results of the Offer.  A total of 48,112,317 shares of CVR common stock were validly tendered for $30 per share plus a contingent value right. As all of the terms and conditions of the Offer had been satisfied, IEP Energy accepted for payment all of the tendered shares, which represented approximately 55% of the outstanding shares of CVR common stock. Following the purchase of these shares, the IEP Parties owned approximately 70% of the outstanding shares of CVR common stock. Subsequent to the expiration of the Offer on May 4, 2012, IEP Energy extended the Offer through May 18, 2012.  As a result of the extension of the Offer and subsequent additional purchases of CVR common stock by IEP Energy, the IEP Parties increased their ownership in CVR.  As of September 30, 2012, IEP Energy owned approximately 82.0% of total outstanding common stock of CVR.
On May 7, 2012, affiliates of Mr. Icahn contributed 4,566,546 shares of CVR common stock to IEP Energy with an aggregate value of $137 million, resulting in a 6.4% non-controlling interest in IEP Energy. Pursuant to a contribution and exchange agreement dated August 24, 2012, affiliates of Mr. Icahn contributed their their interest in IEP Energy to us for an aggregate consideration of 3,288,371 of our depositary units based on a 20 trading-day volume weighted average price of our depositary units. As a result of this transaction, we directly own 82.0% of the total outstanding common stock of CVR as of August 24, 2012. This transaction was approved by the Audit Committee of the board of directors of Icahn Enterprises GP. The Audit Committee was advised by independent counsel and an independent financial advisor which rendered a fairness opinion.
Tender Offer - Oshkosh Corporation
On October 17, 2012, IEP Vehicles Sub LLC, a Delaware limited liability company (“IEP Vehicles Sub”) and Icahn Enterprises Holdings L.P., a Delaware limited partnership (“Icahn Enterprises Holdings”, and together with IEP Vehicles Sub, the “Offeror”), filed a Schedule TO in connection with the offer by the Offeror to purchase for cash any and all of the issued and outstanding shares of common stock, par value $0.01 per share, of Oshkosh Corporation, a Wisconsin corporation (“Oshkosh”), at a price of $32.50 per share, without interest and less any required withholding taxes, if any (the “Offer”). Both IEP Vehicles Sub and Icahn Enterprises Holdings are co-bidders for all purposes in the Offer.
On  October 26, 2012, the Oshkosh Board of Directors rejected the Offer and adopted a rights plan, or poison pill.  In addition, on October 26, 2012, affiliates of the Offeror submitted a notice to Oshkosh of its intent to nominate a full slate of directors at Oshkosh's upcoming annual shareholder meeting.

Results of Operations
Consolidated Financial Results
The following tables summarize total revenues, net income (loss) and net income (loss) attributable to Icahn Enterprises for each of our reporting segments and our Holding Company for the three and nine months ended September 30, 2012, and 2011. Eliminations relate to the unrealized gains recorded by our Investment segment for its investment in Tropicana from the date of its acquisition of a controlling interest in Tropicana through the date that its investment in Tropicana was transferred to us. Refer to Note 3, “Operating Units,” to the consolidated financial statements for further discussion.

	Revenues		Net Income (Loss)		Net Income (Loss) Attributable to Icahn Enterprises
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011	2012	2011
	(in millions)
Investment	$(62)	$(43)	$(69)	$(46)	$(27)	$(15)
Automotive	1,600	1,734	(10)	34	(8)	25
Energy(1)	2,241	—	213	—	167	—
Gaming	177	175	22	21	15	12
Railcar	150	125	12	4	6	2
Food Packaging	86	86	2	2	2	1
Metals	236	272	(5)	—	(5)	—
Real Estate	24	25	6	8	6	8
Home Fashion	54	80	(5)	(12)	(5)	(9)
Holding Company	(3)	(11)	(66)	(63)	(66)	(63)
Eliminations	—	—	—	—	—	—
	$4,503	$2,443	$100	$(52)	$85	$(39)

	Revenues		Net Income (Loss)		Net Income (Loss) Attributable to Icahn Enterprises
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011
	(in millions)
Investment	$304	$1,159	$284	$1,126	$121	$527
Automotive	5,083	5,273	55	148	38	108
Energy(1)	3,651	—	292	—	228	—
Gaming	488	477	36	29	25	15
Railcar	488	319	37	(1)	20	(1)
Food Packaging	253	255	4	9	3	6
Metals	872	839	(21)	11	(21)	11
Real Estate	69	70	17	15	17	15
Home Fashion	176	263	(16)	(29)	(16)	(20)
Holding Company	8	22	(37)	(166)	(37)	(166)
Eliminations	—	(14)	—	(14)	—	(5)
	$11,392	$8,663	$651	$1,128	$378	$490
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
Mr. Icahn, along with his affiliates, makes investments in the Investment Funds. As of September 30, 2012 and December 31, 2011, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates was approximately $3.5 billion and $3.2 billion, respectively.
Incentive Allocations and Special Profits Interest Allocations
Historically, our Investment segment's revenues were affected by the combination of fee-paying assets under management, or AUM, and the investment performance of the Investment Funds. The General Partners' incentive allocations and special profits interest allocations earned from the Investment Funds were accrued on a quarterly basis and were allocated to the General Partners at the end of the Investment Funds' fiscal year (or sooner on redemptions) assuming there were sufficient net profits to cover such amounts. As more fully disclosed in a letter to investors in the Investment Funds filed with the SEC on Form 8-K on March 7, 2011, the Investment Funds returned all fee-paying capital to their investors during 2011. Payments were funded through cash on hand and borrowings under existing credit lines. As a result, no further incentive allocations or special profits interest allocations will accrue for periods subsequent to March 31, 2011.
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
Our Interests in the Investment Funds
As of September 30, 2012, we had investments with a fair market value of approximately $2.3 billion in the Investment Funds.
Our share of the Investment Funds' net income or loss through our interests in the Investment Funds, excluding incentive allocations and special profits interest allocations earned, was losses of $27 million and $15 million for the three months ended September 30, 2012 and 2011, respectively, and gains of $121 million and $516 million for the nine months ended September 30, 2012 and 2011, respectively.
Results of operations for our Investment segment for the three and nine months ended September 30, 2012 and 2011, prior to eliminations relating to its investment in Tropicana, are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Net (loss) gain from investment activities	$(81)	$(40)	$249	$1,151
Interest and dividend income	19	20	56	80
	(62)	(20)	305	1,231

Selling, general and administrative	7	1	18	22
(Loss) income before other income, net, interest expense and income taxes	$(69)	$(21)	$287	$1,209
Returns
The following table sets forth performance information for the Investment Funds for the comparative periods presented. These returns represent a weighted-average composite of the average returns, net of expenses for the Investment Funds.

	Returns(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment Funds	-1.2%	-0.9%	5.0%	19.8%
(1) Returns for the three and nine months ended September 30, 2011 were gross of special profits interest allocations and incentive allocations, but net of expenses for the Investment Funds.
During the three months ended September 30, 2012, losses were primarily due to defensive short positions, partially offset by gains in certain core holdings. During the nine months ended September 30, 2012, gains were primarily due to our long exposure to the equity markets that were primarily driven by certain core holdings which were offset in part by our short positions.
During the three and nine months ended September 30, 2011, gains were primarily due to gains in one of our core holdings and portfolio hedge positions. These were gains were offset by losses in our other long equity positions resulting in a a small net loss for the three months ended September 30, 2011. During the nine months ended September 30, 2011, gains were primarily due to our long exposure to the equity markets that were primarily driven by certain core holdings as well as our portfolio hedge.
Since inception in November 2004, the Investment Funds' gross return is 169%, representing an annualized rate of return of 13% through September 30, 2012.
Net realized and unrealized losses on the investment activities of the Investment Funds increased by $41 million (103%) for the three months ended September 30, 2012 while net realized and unrealized gains decreased by $902 million (78%) for the nine months ended September 30, 2012 as compared to the respective prior year periods. The changes over the respective periods were attributable to lower rates of return in the Investment Funds.
Interest and dividend income decreased by $1 million (5%) and $24 million (30%) for the three and nine months ended September 30, 2012, respectively, as compared to the three and nine months ended September 30, 2011. The decreases over the respective periods were primarily due to decreases in interest income resulting from a reduction in fixed-income investments.
Selling, general and administrative, or SG&A, increased by $6 million and decreased by $4 million for the three and nine months ended September 30, 2012, respectively, as compared to the three and nine months ended September 30, 2011. The increase for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was primarily due to the reversal of compensation expense attributable to the performance of a designated portfolio of assets within the Investment Funds during the three months ended September 30, 2011. The decrease for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily due to a decrease in certain expenses associated with shareholder actions and the elimination of expenses attributable to outsourced fund administration during 2011.

Automotive

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Net sales	$1,602	$1,732	$5,070	$5,256
Cost of goods sold	1,390	1,469	4,327	4,415
Gross margin	212	263	743	841

Selling, general and administrative	137	184	524	558
Restructuring	5	3	19	4
Impairment	50	—	79	3
	192	187	622	565
Income before other income, net, interest expense and income taxes	$20	$76	$121	$276
Federal-Mogul's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. Federal-Mogul's filings with the SEC are available on the SEC's website at www.sec.gov.
Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reduction, alternative energies, environment and safety systems. Federal-Mogul serves the world's foremost original equipment manufacturers (“OEM”) and servicers (“OES”) of automotive, light, medium and heavy-duty commercial vehicles, off-road, agricultural, marine, rail, aerospace, power generation and industrial equipment (collectively, “OE”), as well as the worldwide aftermarket. Federal-Mogul participates in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. Federal-Mogul believes that it is uniquely positioned to effectively manage the life cycle of a broad range of products to a diverse customer base.
Geographically, Federal-Mogul derived 39% of its sales in the United States and 61% internationally during the nine months ended September 30, 2012. Federal-Mogul has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and developing markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of Federal-Mogul's international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.
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
Effective September 1, 2012, Federal-Mogul began operating with two end-customer focused business units. The Powertrain (or “PT”) business unit focuses on original equipment products for automotive, heavy duty and industrial applications. The Vehicle Components Solutions (or “VCS”) business unit sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers and other vehicle components. The new organizational model allows for a strong product line focus benefiting both original equipment and aftermarket customers and will enable the global Federal-Mogul teams to be responsive to customers' needs for superior products and to promote greater identification with Federal-Mogul premium brands. The division of the global Federal-Mogul business into two business units is expected to enhance management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases.
Approximately 90% of our Automotive segment's PT business unit's revenue consists of sales to OEM customers, with the remaining 10% sold directly to our Automotive segment's VCS business unit for eventual distribution, by the VCS business unit, to customers in the independent aftermarket. Discussions with respect to our Automotive segment's PT business unit or OE business are interchangeably analogous. The performance of PT business unit is therefore highly correlated to regional OEM light and commercial vehicle production, together with the changes in the mix of technologies (such as between light vehicle gasoline and light vehicle diesel), and changes in demand for non-automotive and industrial applications. These drivers are enhanced by the rate at which Federal-Mogul gains new programs, which is itself affected by the rate at which the OEM's make improvements to emissions and fuel economy, some in response to regional regulations.
Approximately 75% of our Automotive segment's VCS' business unit consists of sales to customer in the independent aftermarket, with a further 10% being sold into the OES market, which essentially represents dealer supplied replacement parts, a feature more prevalent in Europe than in North America. The OES market is subject to the same general commercial characteristics as the aftermarket business. The remaining 15% of our Automotive segment's VCS business is comprised of sales to OEM's or tier 1 suppliers to OEM's. The performance of the VCS business unit is therefore highly correlated with factors that influence the different regional replacement parts markets around the world, including vehicle miles driven, the average age of vehicles on the road, the size of the regional vehicle parcs and consumer confidence. These drivers are enhanced by the relative strength of our Automotive segment's aftermarket brands and the breadth of the portfolio offered relative to the changing needs of the local markets.
The fundamental causes of the decline in sales and margin performance for our Automotive segment are the U.S. dollar strengthening, primarily against the euro, combined with reductions in virtually all areas of European vehicle production, reductions in demand for European non-automotive and industrial applications and lower U.S. heavy duty production. Although the U.S. passenger car market grew slightly during 2012, this only had a minor impact on our Automotive segment's sales given that the majority of our Automotive segment's OEM sales are to customers outside the U.S. During 2012, the European passenger car market also underwent a shift in demand away from diesel towards gasoline vehicles. As a result of this change, the diesel share of the passenger car market in Europe moved from 48% in the third quarter of 2011 to 46% in 2012.
Over 70% of our Automotive segment's European OEM business serves the light vehicle diesel and heavy duty markets, and given the generally greater technical complexity of these applications, the margins for these parts are generally higher than those serving light vehicle gasoline market. Therefore, not only were our Automotive segment's sales significantly impacted by the changes in European demand, but profits were disproportionately and adversely impacted due to those reductions occurring in some of the most profitable applications within those regions.
Net sales for the three and nine months ended September 30, 2012 decreased by $130 million (8%) and $186 million (4%), respectively, as compared to the three and nine months ended September 30, 2011. Approximately 5.5 percentage points and 5 percentage points of the sales decline over the respective periods, respectively, reflect the impact of the U.S. dollar strengthening, primarily against the euro, which reduce reported sales by $100 million and $258 million for the three and nine months ended September 30, 2012, respectively, as compared to the three and nine months ended September 30, 2011. Sales volumes decreased by $40 million and $67 million for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011. The vast majority of the decline in sales volumes over the respective periods occurred in the PT business unit. Net favorable customer pricing increased sales by $10 million for each of the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011. This was primarily attributable to the non-recurrence of aftermarket customer incentives during the prior year third quarter.
Cost of goods sold for the three and nine months ended September 30, 2012 decreased by $79 million (5%) and $88 million (2%), respectively, as compared to the three and nine months ended September 30, 2011. The impact of the relative strength of the U.S. dollar decreased cost of products sold by $82 million and $216 million for the three and nine months ended September 30, 2012, respectively, as compared to the three and nine months ended September 30, 2011. Materials and services sourcing savings decreased cost of goods sold by $36 million and $79 million on a constant dollar basis, respectively. The reduction in materials, labor and overhead as a direct result of the reduction in sales volume was only $6 million and $178 million for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011, due to adverse changes in regional and product mix. Furthermore, because reductions in direct labor lagged behind the reductions in manufacturing output, our Automotive segment reported unfavorable productivity of $30 million and $9 million, for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011. In addition, depreciation was higher by $3 million and $10 million for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011.
Gross margin for the three and nine months ended September 30, 2012 decreased by $51 million (15%) and $98 million (8%), respectively, as compared to the three and nine months ended September 30, 2011. As a percent of net sales, gross margin was 13.2% and 15.2% for the three months ended September 30, 2012 and 2011, respectively. As a percent of net sales, gross margin was 14.7% and 16.0% for the nine months ended September 30, 2012 and 2011, respectively. The decline in gross margin as a percent of sales by approximately 2 percentage points for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 mainly reflects the market driven decline in OEM volumes on the more profitable applications within the OE business, combined with reduction in direct labor, lagging behind the reductions in manufacturing output. These elements, when combined with a shift in the mix aftermarket products away from premium and towards mid-grade products, are reflected as unfavorable sales volumes / mix impact of $46 million, and unfavorable productivity of $30 million, including year-over-year labor and benefits inflation. Additional decreases were due to a net currency movement impact of $18 million and increased depreciation of $3 million. These decreases were partially offset by a favorable impact on margin of $36 million from materials and services sourcing savings and $10 million of favorable customer pricing, mainly attributable to the non-recurrence of prior year aftermarket customer incentives. The favorable impact on margins of new program launches for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was more than offset by the mix impact of production volume changes, primarily in Europe, and a shift in mix towards lower margin products, primarily in VCS, resulting in a net $116 million decrease in gross margin over the comparable periods. Other factors contributing to the decreased margin for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 were unfavorable productivity of $19 million and currency movements of $42 million, partly offset by materials and services sourcing savings of $79 million.
SG&A for the three and nine months ended September 30, 2012 decreased by $47 million ((25.5)%) and $34 million (6%) as compared to the three and nine months ended September 30, 2011. The decrease for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 was primarily due to an pension curtailment gain of $51 million recorded in the third quarter of 2012. In July 2012, as a result of contract negotiations with a union at one of Federal-Mogul's U.S. manufacturing locations, the retiree medical benefits were modified for the location's active participants. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $13 million prior service credit in AOCI. The corresponding reduction in the average remaining future service period to the full eligibility date also triggered the recognition of a $51 million curtailment gain which was recognized in the consolidated statements of operations during the third quarter of 2012.
Federal-Mogul maintains technical centers throughout the world designed to integrate its leading technologies into advanced products and processes, to provide engineering support for all of its manufacturing sites and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development costs, or R&D, including product and validation costs, of $45 million and $42 million for the three months ended September 30, 2012 and 2011, respectively, and $133 million and $129 million for the nine months ended September 30, 2012 and 2011, respectively.
During the three months ended September 30, 2012 and 2011, Federal-Mogul recorded $5 million and $3 million in restructuring charges, respectively. During the nine months ended September 30, 2012 and 2011, Federal-Mogul recorded $19 million and $4 million in restructuring charges, respectively. The restructuring charges for the three months ended September 30, 2012 consist of employee-related costs and were primarily related to corporate headcount reduction actions. The restructuring charges for the nine months ended September 30, 2012 consist of employee costs related to a restructuring plan announced in June 2012 ("Restructuring 2012") headcount reduction actions associated with the aftermarket and corporate unit.
In June 2012, Federal-Mogul announced Restructuring 2012 to reduce or eliminate capacity at several high-cost VCS facilities and transfer production to lower-cost locations. Restructuring 2012 is anticipated to be completed within two years. In connection with the initial phase of Restructuring 2012, Federal-Mogul recorded $8 million in restructuring charges for the nine months ended September 30, 2012, all of which pertain to employee costs. Federal-Mogul expects to incur restructuring charges related to Restructuring 2012 totaling approximately $37 million, of which $26 million relate to employee costs and $11 million relate to facility costs.
Our Automotive segment recorded $50 million and $79 million of impairment charge for the three and nine months ended September 30, 2012, respectively. Impairment charges for the three and nine months ended September 30, 2011 was $0 million and $3 million, respectively. The impairment charge for the three and nine months ended September 30, 2012 consisted of $17 million and $33 million, respectively, related to the identification of machinery and equipment that were no longer in use by Federal-Mogul and $33 million and $46 million for the three and nine months ended September 30, 2012 for the impairment of certain trademarks and brand names. The impairment charge for the three months ended September 30, 2012 related to certain trademarks and brand names were recorded as a result of our trademarks and brand names impairment analysis in accordance with FASB ASC 350, as of September 1, 2012, in conjunction with our goodwill impairment test that was precipitated by Federal-Mogul's reorganization as of September 1, 2012 (as further discussed below). In determining the impairment charge for machinery and equipment, we applied the probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize and through the use of valuation specialists. In determining the impairment charge for trademarks and brand names, we used the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets.
During the first half of 2012, Federal-Mogul was organized into four business units (Powertrain Energy ("PTE"), Powertrain Sealing and Bearings ("PTSB"), Vehicle Safety and Protection ("VSP") and Global Aftermarket). These four business units represented our reporting units for our goodwill impairment analysis for our Automotive segment for the periods prior and during the second quarter of 2012. During the second quarter of 2012, Federal-Mogul's board of directors approved a restructuring plan to reduce or eliminate capacity at several high cost VSP facilities and transfer production to lower cost locations. As a result, we determined that this restructuring plan indicated that an impairment may have existed in one of our Automotive reporting units, VSP, which had a balance of $720 million of goodwill allocated to it as of June 30, 2012. In assessing whether we had an impairment in our VSP reporting unit, we considered certain trends of businesses comprising our VSP reporting unit, along with other quantitative and qualitative factors, and concluded that this restructuring event did not result in a goodwill impairment charge during the second quarter of 2012 for our VSP reporting unit.
During the third quarter of 2012, the board of directors of Federal-Mogul decided to segment Federal-Mogul's operating businesses into two business units, Powertrain and Vehicle Component Solutions ("VCS"). Powertrain will focus primarily on the manufacture and sale of powertrain products to original equipment manufacturers while VCS will consist of Federal-Mogul's global aftermarket as well as its brake, chassis and wipers businesses. Federal-Mogul has initiated several actions in connection with the creation of the two business units, including the hiring of a new Chief Executive Officer for the VCS group and the identification of facilities that will be managed by each business group.
As a result of the reorganization of Federal-Mogul's operating businesses into two business units as of September 1, 2012, the reporting units for our Automotive segment have also been reorganized accordingly and now consists of Powertrain and VCS. As a result of this reorganization, we were required to reassign our Automotive segment's existing goodwill balances to the new reporting units utilizing a relative fair value allocation approach in accordance with FASB ASC Topic 350. With the assistance of a third-party appraiser, we allocated $485 million and $620 million of goodwill based on their fair values as of September 1, 2012 to the Powertrain and VCS reporting units, respectively. This allocation excludes an allocation of $20 million of goodwill related to the BERU purchase as discussed, all of which been allocated to the Powertrain reporting unit. In addition, we evaluated the potential for goodwill impairment resulting from the reorganization of reporting units. In assessing whether we had an impairment in either of our Powertrain or VCS reporting units, we considered certain trends of businesses comprising our Powertrain and VCS reporting units, along with other quantitative and qualitative factors, and concluded that the business reorganization did not result in a goodwill impairment charge during the third quarter of 2012.
We note that our Automotive segment's VCS reporting unit's fair value exceeded its carrying value by less than 1%, and accordingly is deemed to be at risk of failing “Step 1” of a goodwill impairment analysis. Because our Automotive segment's VCS reporting unit's fair value exceeded its carrying value by such a small margin, we believe that it was prudent to perform a "Step 2" goodwill impairment analysis for our Automotive segment's VCS reporting unit. "Step 2" calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit, from the fair value of the reporting unit as determined in "Step 1". The implied fair value of goodwill determined in this "Step 2" is compared to the carrying value of goodwill. Given the complexity of the calculation, we have not yet finalized “Step 2” of its goodwill impairment assessment. To the extent that the finalization of our assessment of goodwill requires adjustment to the preliminary impairment charge, such adjustment would be recorded in the fourth quarter of 2012.

Energy

	Three Months Ended September 30, 2012
	Petroleum	Fertilizer	Corporate	Total
	(in millions, except for barrel metrics)
Net sales	$2,335	$75	$—	$2,410

Cost of goods sold	1,815	42	—	1,857
Selling, general and administrative	19	8	7	34
Income before other income, net, interest expense and income taxes	$501	$25	$(7)	$519

Total crude oil throughput (barrels per day)	192,563
Refining margin adjusted for FIFO impact per crude oil throughput barrel	$33.44

	Period May 5, 2012 through September 30, 2012
	Petroleum	Fertilizer	Corporate	Total
	(in millions, except for barrel metrics)
Net sales	$3,698	$124	$—	$3,822

Cost of goods sold	3,029	66	—	3,095
Selling, general and administrative	31	17	22	70
Income before other income, net, interest expense and income taxes	$638	$41	$(22)	$657

Total crude oil throughput (barrels per day)	192,975
Refining margin adjusted for FIFO impact per crude oil throughput barrel	$31.81
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
Refining margin is a non-GAAP measure that we believe is important to investors in evaluating the performance of our Energy segment's refineries as a general indication of the amount above our Energy segment's cost of product sold that it is able to sell refined products. Our Energy segment's calculation of refining margin may differ from similar calculations of other companies in its industry, thereby limiting its usefulness as a comparative measure. In order to derive the refining margin per crude oil throughput barrel, our Energy segment utilizes the total dollar figures for refining margin as derived above and divide by the applicable number of crude oil throughput barrels for the period. We believe that refining margin and refining margin per crude oil throughput barrel is important to enable investors to better understand and evaluate our Energy segment's ongoing operating results and allow for greater transparency in the review of our overall financial, operational and economic performance.
In assessing the operating performance of the nitrogen fertilizer business, CVR calculates plant gate price to determine its operating margin. Plant gate price refers to the unit price of nitrogen fertilizer, in dollars per ton, offered on a delivered basis, excluding shipment costs.

On August 31, 2012, CVR and Vitol Inc. ("Vitol") entered into an Amended and Restated Crude Oil Supply Agreement (the “Vitol Agreement”). The Vitol Agreement amends and restates the Crude Oil Supply Agreement between CVR and Vitol dated March 30, 2011, as amended (the “Previous Supply Agreement”). The terms of the Vitol Agreement provide that CVR will obtain all of the crude oil for CVR's two oil refineries through Vitol, other than crude oil that CVR acquires in Kansas, Missouri, North Dakota, Oklahoma, Texas, Wyoming and all states adjacent to such states and crude oil that is transported in whole or in part via railcar or truck. The Vitol Agreement has an initial term commencing on August 31, 2012 and extending through December 31, 2014 (the “Initial Term”). Following the Initial Term, the Vitol Agreement will automatically renew for successive one-year terms (each such term, a “Renewal Term”) unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of the Initial Term or any Renewal Term. Notwithstanding the foregoing, CVR has an option to terminate the Vitol Agreement effective December 31, 2013 by providing written notice of termination to Vitol on or before May 1, 2013. See Note 3, "Operating Units-Energy," to our consolidated financial statements for further discussion regarding this new agreement.
Net sales for the petroleum business for the three months ended September 30, 2012 and the period May 5, 2012 through September 30, 2012 was approximately $2.3 billion and $3.7 billion, respectively. For the three months ended September 30, 2012, CVR's petroleum business sold 403 million and 318 million gallons of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $3.03 and $3.15, respectively. For the period May 5, 2012 through September 30, 2012, CVR's petroleum business sold 655 million and 530 million gallons of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.94 and $3.02, respectively.
For the three months ended September 30, 2012, the fertilizer business recognized net sales of $75 million, of which $18 million and $57 million were attributable to ammonia and UAN, respectively. For the period May 5, 2012 through September 30, 2012, the fertilizer business recognized net sales of $124 million, of which $26 million and $98 million were attributable to ammonia and UAN, respectively. For the three months ended September 30, 2012, CVR sold 30,197 tons and 175,059 tons of ammonia and UAN, respectively, with an average plant gate price of $578 and $290, respectively. For the period May 5, 2012 through September 30, 2012, CVR sold 44,108 and 283,880 tons of ammonia and UAN, respectively, with an average plant gate price of $573 and $309, respectively. Plant gate prices are prices at the designated delivery point less any freight cost we absorb to deliver the product. CVR believes plant gate price is meaningful because it sells products both at its plant gate (sold plant) and delivered to the customer's designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month-to-month or quarter-to-quarter. Ammonia sales for the period May 5, 2012 through September 30, 2012 benefited from milder weather allowing for an earlier planting season in 2012. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units continue to demonstrate their reliability with the units reporting 99.1%, 98.4% and 96.9%, respectively, on-stream for the three months ended September 30, 2012. On-stream factors for the gasification, ammonia and UAN units continue to demonstrate their reliability with the units reporting 98.9%, 97.8% and 96.5%, respectively, on-stream for the period May 5, 2012 through September 30, 2012.
Cost of goods sold for the petroleum business for the three months ended September 30, 2012 and the period May 5, 2012 through September 30, 2012 was approximately $1.8 billion and $3.0 billion, respectively.  Cost of goods sold for the petroleum business includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation distribution costs, costs associated with the actual operations of CVR's refineries (such costs are collectively referred to as "direct operating expenses") such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance and labor and environmental compliance costs. In addition, cost of goods sold includes depreciation and amortization. The petroleum business' average cost per barrel of crude oil consumed for the three months ended September 30, 2012 and the period May 5, 2012 through September 30, 2012 was $87.80 and $86.88, respectively. Sales volume of refined fuels for the petroleum business for the three months ended September 30, 2012 and the period May 5, 2012 through September 30, 2012 was 17 million and 28 million barrels, respectively. The impact of FIFO accounting also impacted cost of product sold the period May 5, 2012 through September 30, 2012. Under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the three months ended September 30, 2012 and the period May 5, 2012 through September 30, 2012, the petroleum business had an favorable FIFO inventory impact of $51 million and unfavorable FIFO inventory impact of $52 million, respectively.
Refining margin per barrel of crude oil throughput for the petroleum business was $36.31 and $30.01 for the three months ended September 30, 2012 and the period May 5, 2012 through September 30, 2012, respectively. Refining margin adjusted for FIFO impact for CVR's petroleum business was $33.44 and $31.85 per crude oil throughput barrel for the three months ended September 30, 2012 and the period May 5, 2012 through September 30, 2012. Gross profit per barrel for the petroleum business was $29.75 and $23.75 for the three months ended September 30, 2012 and the period May 5, 2012 through September 30, 2012, respectively. (For the three months ended September 30, 2012 and the period May 5, 2012 through September 30, 2012, approximately $89 million and $136 million of direct operating expenses, respectively, and $35 million and $57 million of depreciation and amortization, respectively, are excluded in the calculation of the refining margin per barrel of crude oil throughput and gross profit per barrel related to the petroleum business).
The fertilizer business' cost of product sold for the three months ended September 30, 2012 and the period May 5, 2012 through September 30, 2012 was $42 million and $66 million, respectively. Cost of goods sold for the fertilizer business is primarily comprised of pet coke expense, freight expense, distribution expense, direct operating expenses and depreciation and amortization.
SG&A for the three months ended September 30, 2012 and the period May 5, 2012 through September 30, 2012 was $34 million and $70 million, respectively. Included in SG&A are staffing and integration costs related to the GWEC acquisition made in December 2011.

Gaming

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Other Revenues From Operations:
Casino	$133	$140	$393	$384
Room	29	30	78	84
Food and Beverage	23	23	66	67
Other	8	7	19	18
Gross revenues	193	200	556	553
Less promotional allowances	(22)	(25)	(66)	(76)
Net revenues	171	175	490	477
Other Expenses From Operations:
Casino	57	62	174	185
Room	10	10	28	25
Food and Beverage	11	10	30	29
Other	5	4	13	10
Total other expenses from operations	83	86	245	249
Selling, general and administrative	66	62	192	191
Income before other income, net, interest expense and income taxes	$22	$27	$53	$37
Tropicana's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. Tropicana's filings with the SEC are available on the SEC's website at www.sec.gov.
Uncertain economic conditions continue to adversely impact the gaming industry and Tropicana. We cannot predict whether, or how long, current market conditions will continue to persist. As published in a third party report, the Atlantic City market experienced year-over-year declines in casino revenue of 1.8% and 4.8% for the three and nine months ended September 30, 2012, respectively, as compared to the three and nine months ended September 30, 2011. Net revenues from Tropicana AC comprise approximately 49% of our Gaming segment's net revenues for each of the three months ended September 30, 2012 and 2011. Net revenues from Tropicana AC comprise approximately 44% of our Gaming segment's net revenues for each of the nine months ended September 30, 2012 and 2011.
Hurricane Sandy forced a city mandated five-day closure for all casinos in Atlantic City beginning on October 28, 2012. Although our Gaming segment does not believe that it incurred any significant damage to its Tropicana AC facility and reopened on November 2, 2012, regional storm damage in the northeast is likely to deter customers from visiting Atlantic City and Tropicana AC for some period of time. Our Gaming segment is currently assessing the effect that the storm and associated closure and loss of business, will have on its fourth quarter results from Tropicana AC.
Casino revenues are one of Tropicana's main performance indicators and account for a significant portion of its net revenues. The decrease in casino revenues for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was due to a decrease in consolidated table game volumes and table game hold percentage offset in part by an increase in consolidated slot hold percentage. Tropicana's consolidated table hold percentage was 16.9% for the three months ended September 30, 2012, a 0.7 percentage point decrease as compared to the three months ended September 30, 2011 primarily due to volatility in the hold percentage associated with high end table games play at Tropicana AC.  Consolidated gaming volumes for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 decreased by 5.1% primarily due to lower table game volumes at Tropicana AC and lower slot volumes at all properties except Tropicana AC.
The increase in casino revenues for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily due to an increase in consolidated slot volumes. Tropicana's consolidated table hold percentage was 14.9% and 15.0% for the nine months ended September 30, 2012 and 2011, respectively, and was primarily due to a decrease in table hold percentage for Tropicana AC over the respective period. Table hold percentage for Tropicana AC was 13.0% and 13.4% for the nine months ended September 30, 2012 and 2011, respectively.  Consolidated gaming volumes for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 decreased by 0.3% primarily due to lower table volumes at Tropicana AC, offset in part by higher slot volumes in Tropicana AC and Baton Rouge.
Revenues from rooms for the three months ended September 30, 2012 decreased by $1 million (3%) compared to the three months ended September 30, 2011. The average daily room rate and occupancy across all of Tropicana's gaming properties were $74 and 69%, respectively, for the three months ended September 30, 2012 compared to $76 and 71%, respectively, for the three months ended September 30, 2011. Revenues from rooms for the nine months ended September 30, 2012 decreased by $6 million (7%) compared to the nine months ended September 30, 2011. The average daily room rate and occupancy across all of Tropicana's gaming properties were $70 and 65%, respectively, for the nine months ended September 30, 2012 compared to $72 and 69%, respectively, for the nine months ended September 30, 2011.
Other expenses from operations for the three months ended September 30, 2012 decreased by $3 million (3)% as compared to the three months ended September 30, 2011, primarily due to decreased gaming taxes on lower revenues as well as decreased payroll and related expenses. Other expenses from operations for the nine months ended September 30, 2012 decreased by $4 million (2%) as compared to the nine months ended September 30, 2011 primarily due to certain cost-cutting measures, particularly in respect of payroll and related benefits, partially offset by increased gaming taxes on increased revenues.
SG&A increased by $4 million (6%) for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. This increase over the comparative periods is primarily due to lower expenses for the three months ended September 30, 2011 associated with the reduction of reserves of pre-bankruptcy emergence claims and escrow amounts of the predecessor company to Tropicana AC as well as increased marketing spending at Tropicana AC in 2012. SG&A increased by $1 million (1%) for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This increase is primarily due to increased marketing spend at Tropicana AC and reduction of reserves of pre-bankruptcy emergence claims and escrow amounts of the predecessor company to Tropicana AC, offset in part by decreased payroll and related benefits and decreased energy costs.

Railcar

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Manufacturing Operations:
Net sales	$131	$108	$430	$271
Cost of goods sold	103	98	347	251
Gross margin	28	10	83	20

Leasing and Services Operations:
Other revenues from operations	21	18	58	52
Other expenses from operations	15	13	43	39
Gross margin	6	5	15	13

Selling, general and administrative	6	3	20	15
Income before other income, net, interest expense and income taxes	$28	$12	$78	$18
ARI's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. ARI's filings with the SEC are available on the SEC's website at www.sec.gov.
The North American railcar market has been, and we expect it to continue to be highly cyclical. We have seen consistent improvements in the railcar manufacturing market over approximately the past two years. We cannot assure you that the railcar market will continue to improve or that railcar orders and shipments will continue to increase.
Railcar shipments for the three months ended September 30, 2012 were 1,460 railcars, including approximately 436 railcars to leasing customers, as compared to 1,340 railcars for the three months ended September 30, 2011, of which approximately 90 railcars were to leasing customers. Railcar shipments for the nine months ended September 30, 2012 were 5,870 railcars, including approximately 1,816 railcars to leasing customers, as compared to 3,060 railcars for the nine months ended September 30, 2011, of which approximately 90 railcars were to leasing customers. (Shipments of railcars for lease are excluded from manufacturing operations' net sales as they represent shipments to ARI's leasing business and AEP Leasing, which are eliminated in consolidation).
As of September 30, 2012, our Railcar segment a backlog of approximately 7,630 railcars, including approximately 3,560 railcars for lease customers as compared to a backlog of approximately 6,530 railcars as of December 31, 2011. In response to changes in customer demand, our Railcar segment continues to adjust production rates at its railcar manufacturing facilities.
Total manufacturing revenues for the three and nine months ended September 30, 2012 increased by $23 million (21%) and $159 million (59%), as compared to the three and nine months ended September 30, 2011, respectively. The increase over the respective periods were due to an increase in railcar shipments, improved pricing and a shift in the sales mix to more tank railcars.
Combined leasing and services operations revenues for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 increased by $3 million (17%) and $6 million (12%), respectively. The increases over the respective periods were primarily attributable to increased railcars on lease with third parties. The addition of AEP Leasing in the third quarter of 2012 has not yet had a significant impact on our Railcar segment's results of operations.
A portion of our Railcar segment's manufacturing, leasing and services revenue is derived from companies affiliated with Mr. Icahn. Such revenues from companies affiliated with Mr. Icahn accounted for approximately 26% and 6% of total manufacturing, leasing and services revenues for the three months ended September 30, 2012 and 2011, respectively, and approximately 13% and 6% of total manufacturing, leasing and services revenues for the nine months ended September 30, 2012 and 2011, respectively. See Note 4, "Related Party Transactions-Railcar," to the consolidated financial statements for further discussion.
Gross margin from manufacturing operations for the three and nine months ended September 30, 2012 was $28 million and $83 million, respectively, as compared to $10 million and $20 million for the three and nine months ended September 30, 2011, respectively. Gross margin from manufacturing operations as a percentage of manufacturing operations revenues was 21% and 19% for the three and nine months ended September 30, 2012, respectively, as compared to 9% and 7% for the three and nine months ended September 30, 2011, respectively. The improvements over the respective periods were primarily due to improved sales mix and pricing, and operating leverages and efficiencies as a result of higher production volumes.
Gross margin from leasing and services operations for the three and nine months ended September 30, 2012 was $6 million and $15 million, respectively, as compared to $5 million and $13 million for the three and nine months ended September 30, 2011, respectively. Gross margin from leasing and services operations as a percentage of leasing and services operations revenues was 29% and 26% for the three and nine months ended September 30, 2012, respectively, as compared to 28% and 25% for the three and nine months ended September 30, 2011, respectively. The improvements over the respective periods were due to increased railcars on lease with third parties.
SG&A for the three and nine months ended September 30, 2012 increased by $3 million (100%) and $5 million (33%), as compared to the three and nine months ended September 30, 2011, respectively. The increases over the respective periods were primarily due to increases in incentive compensation and stock-based compensation, which fluctuates with ARI's stock price.

Food Packaging

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Net sales	$86	$87	$255	$256
Cost of goods sold	66	66	196	193
Gross margin	20	21	59	63

Selling, general and administrative	11	11	35	33
Income before other income, net, interest expense and income taxes	$9	$10	$24	$30
Viskase currently operates eight manufacturing facilities and ten distribution centers throughout North America, Europe, South America and Asia and derives approximately 69% of total net sales from customers located outside the United States. Viskase has completed the construction of a shirring plant in the Philippines to serve the Asian market. The plant is operating on a limited basis and will be scaled up over several years in accordance with our growth expectations for the Asian market. The 2012 capital investment, including machinery, was $7 million for the Philippines project, with a total capital investment to date of $13 million on the project. We anticipate that an additional $3 million of equipment will be added during the remainder of 2012 through the year ending December 31, 2016.
Our Food Packaging segment is affected by changes in foreign exchange rates. In addition to those markets in which Viskase prices its products in U.S. dollars, it prices its products in certain of its foreign operations in euros and Brazilian reals. As a result, a decline in the value of the U.S. dollar relative to local currencies of profitable foreign subsidiaries can have a favorable effect on Viskase's profitability. Conversely, an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on the profitability of our Food Packaging segment.
Net sales for the three months ended September 30, 2012 decreased by $1 million (1%) compared to the three months ended September 30, 2011. The decrease was due to a decrease of $5 million attributable to foreign currency translation, partially offset by increases attributable to volume of $2 million and price and product mix of $2 million. Net sales for the nine months ended September 30, 2012 decreased by $1 million as compared to the nine months ended September 30, 2011. The decrease was due to a decrease of $16 million attributable to foreign currency translation, partially offset by increases attributable to volume of $10 million and price and product mix of $4 million.
Cost of goods sold for the three months ended September 30, 2012 remained flat at $66 million as compared to the three months ended September 30, 2011. Cost of goods sold for the nine months ended September 30, 2012 increased by $3 million (2%) compared to the nine months ended September 30, 2011. Gross margin as a percent of net sales was 23% and 24% for the three months ended September 30, 2012 and 2011, respectively.  Gross margin as a percent of net sales was 23% and 25% for the nine months ended September 30, 2012 and 2011, respectively.  Gross margin for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 decreased by $1 million (5%) primarily due to higher raw material costs, rising energy prices, higher pension expense and depreciation expense, partially offset by improved manufacturing efficiencies. Gross margin for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 decreased by $4 million (6%) primarily due to growth in unit volume, higher raw material costs, rising energy prices, higher pension and depreciation expense partially offset by foreign currency translation, and improved manufacturing efficiencies.
SG&A for the three months ended September 30, 2012 remained flat at $11 million as compared to the three months ended September 30, 2011. SG&A for the nine months ended September 30, 2012 increased by $2 million (6%) as compared to the nine months ended September 30, 2011. The increase for the nine months ended September 30, 2012 was primarily due to higher one-time employee costs, infrastructure spending for developing markets and pension expense, partially offset by a decrease in legal expenses and by foreign currency translation.

Metals

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Net sales	$236	$272	$871	$839
Cost of goods sold	239	267	881	806
Gross margin	(3)	5	(10)	33

Selling, general and administrative	7	6	21	19
(Loss) income before other income, net, interest expense and income taxes	$(10)	$(1)	$(31)	$14
Summarized ferrous tons and non-ferrous pounds sold for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in 000s)
Ferrous tons sold	358	385	1,246	1,211
Non-ferrous pounds sold	55,775	46,173	179,569	129,739
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the U.S. and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.
Net sales for the three months ended September 30, 2012 decreased by $36 million (13%) as compared to the three months ended September 30, 2011. The decrease was due to lower comparable shipment volumes and selling prices in all product lines except brokerage, offset in part by an increase in sales from acquisitions and an increase in brokerage transactions. Slower global growth rates, economic uncertainty, a volatile price and weaker customer demand, and constrained supply of raw materials all contributed to the shortfall in sales for the three months ended September 30, 2012. Net sales for the nine months ended September 30, 2012 increased by $32 million (4%) as compared to the nine months ended September 30, 2011. The increase was primarily driven by acquisitions made during 2011, an increase in brokerage transactions and comparable non-ferrous shipment volumes, offset in part by lower selling prices in all product lines.
Ferrous shipments decreased by 27,000 gross tons (7%) and average pricing was $78 per gross ton (18%) lower during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Market prices for ferrous material were significantly lower during the three month period ended September 30, 2012 when compared to prices the three months ended September 30, 2011. Non-ferrous shipment volumes increased by 9,602,000 pounds (21%), though average selling price decreased by $0.25 per pound (21%), for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase in non-ferrous shipment volumes was attributable to acquisitions made during 2011, offset in part by lower comparable volume from recycling yards for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The decline in selling prices was attributed to lower market prices for non-ferrous materials and to a product mix shift to a higher proportion of lower priced aluminum material for the three months ended September 20, 2012 as compared to the three months ended September 30, 2011.
Ferrous shipments increased by 35,000 gross tons (3%) and average pricing was $32 per gross ton (7%) lower during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The decrease in average pricing for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was largely driven by a significant market price decline that began in June 2012 and continues through the date of this Report. Non-ferrous shipment volumes increased by 49,830,000 pounds (38%), though average selling price decreased $0.18 per pound (15%) due to lower market pricing and a shift to a higher proportion of lower priced aluminum shipments made during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.
Cost of goods sold for the three months ended September 30, 2012 decreased by $28 million (10%) as compared to the three months ended September 30, 2011. The decrease over the respective periods was due to lower shipment volumes and lower ferrous and non-ferrous material purchase costs. Cost of goods sold for the nine months ended September 30, 2012 increased by $75 million (9%) as compared to the nine months ended September 30, 2011. The increase was primarily due to acquisitions made during 2011, an increase in comparable non-ferrous shipment volume and increased brokerage transactions as compared to the corresponding prior year period. This was partly offset by lower comparable ferrous shipment volumes and by lower material purchase costs attributable to lower market pricing over the respective periods. Gross margin, as a percentage of net sales, was a loss of 1% for the three months ended September 30, 2012 compared to income of 2% for the three months ended September 30, 2011. Gross margin, as a percentage of net sales, was a loss of 1% for the nine months ended September 30, 2012 compared to income of 4% for the nine months ended September 30, 2011. The compressed margins during each of the three and nine months ended September 30, 2012 as compared to the comparable prior year period were primarily driven by lower selling prices and continuing material supply constraints that drove scrap acquisition prices and inventory costs higher in relation to selling prices.
SG&A expense for the three and nine months ended September 30, 2012 increased $1 million (17%) and $2 million (11%) as compared to the three and nine months ended September 30, 2011, respectively. The increases in the respective periods were primarily due to higher manpower costs associated with acquisitions made during 2011.

Real Estate

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Real Estate revenues	$24	$23	$67	$68
Real Estate expenses	13	12	38	39
	11	11	29	29

Selling, general and administrative	3	4	10	11
Income before other income, net, interest expense and income taxes	$8	$7	$19	$18
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
Revenues from our real estate operations for each of the three and nine months ended September 30, 2012 and 2011 are substantially derived from our resort and rental operations. Revenues from sales of residential units in our real estate development operations represent less than 10% of total Real Estate revenues for each of the three and nine months ended September 30, 2012 and 2011.
SG&A for each of the three and nine months ended September 30, 2012 decreased by $1 million as compared to the three and nine months ended September 30, 2011. The decrease over the respective periods was primarily due to lower operating expenses associated with certain property located in Las Vegas, Nevada.

Home Fashion

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Net sales	$53	$79	$173	$259
Cost of goods sold	47	76	156	241
Gross margin	6	3	17	18

Selling, general and administrative	9	14	28	45
Restructuring	—	2	2	5
Impairment	3	—	6	—
	12	16	36	50
Loss before other income, net, interest expense and income taxes	$(6)	$(13)	$(19)	$(32)
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
Net sales for the three and nine months ended September 30, 2012 decreased by $26 million (33%) and $86 million (33%), respectively, as compared to the three and nine months ended September 30, 2011. The decreases in net sales for each of the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 were primarily due to the effects of exiting certain unprofitable programs and customers.
Cost of goods sold for the three and nine months ended September 30, 2012 decreased by $29 million (38%) and $85 million (35%), respectively, as compared to the three and nine months ended September 30, 2011. The decreases in the cost of goods sold were primarily due to lower sales volume and lower commodity costs for each of the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011.
Gross margin for the three months ended September 30, 2012 increased by $3 million (100%) as compared to the three months ended September 30, 2011. Gross margin for the nine months ended September 30, 2012 decreased by $1 million (6%) as compared to the nine months ended September 30, 2011. Gross margin as a percentage of net sales was 11% for the three months ended September 30, 2012 as compared to 4% for the three months ended September 30, 2011. Gross margin as a percentage of net sales was 10% for the nine months ended September 30, 2012 as compared to 7% for the nine months ended September 30, 2011. The improvements of the gross margin as a percentage of net sales for each of the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 were primarily due to the effects of exiting certain unprofitable programs and customers and lower commodity costs.
SG&A for the three and nine months ended September 30, 2012 decreased by $5 million (36%) and $17 million (38%), respectively, as compared to the three and nine months ended September 30, 2011. The decreases for each of the respective periods were primarily due to lower selling and administrative expenses due to cost-cutting initiatives and lower fulfillment costs due to lower sales volumes. WPH will continue to explore ways to lower its SG&A expenditures by ongoing review and investigation of the potential for further consolidation of its locations, reduction of headcount, and where appropriate by applying, as necessary, more stringent oversight of expense areas where potential savings have been identified.
Restructuring and impairment for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 increased by $1 million. Restructuring and impairment for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 increased by $3 million. The increases over the respective periods was primarily due to the impairment of certain fixed assets held for sale, partially offset by the reduction in continuing costs of closed facilities.  In recording the impairment charges related to its plants, WPH compared estimated net realizable values of property, plant and equipment to their current carrying values. Restructuring and impairment charges include severance, benefits and related costs, non-cash impairment charges related to plants that have been or will be closed and continuing costs of closed plants and transition expenses.

WPH anticipates incurring less than $1 million of additional restructuring costs for the remainder of 2012, particularly with respect to the carrying costs of closed facilities until such time as these locations are sold. Restructuring costs could be affected by, among other things, WPH's decision to accelerate or delay its restructuring efforts. As a result, actual costs incurred could vary materially from these anticipated amounts. If WPH's restructuring efforts are unsuccessful or its existing strategic manufacturing plans are amended, it may be required to record additional impairment charges related to the carrying value of long-lived assets.

Other Consolidated Results of Operations
Interest Expense
Interest expense for the three months ended September 30, 2012 increased by $33 million (31%) as compared to the three months ended September 30, 2011. Interest expense for the nine months ended September 30, 2012 increased by $56 million (17%) as compared to the nine months ended September 30, 2011. The increases over the comparable periods were primarily due to higher interest expense incurred on certain debt issued during the first and third quarter of 2012 and the inclusion of interest expense related to CVR's debt effective May 4, 2012, offset in part by lower interest expense incurred on due to broker balances.
Income Tax Expense
For the three months ended September 30, 2012, we recorded an income tax expense of $110 million on pre-tax income of $210 million compared to an income tax expense of $13 million on pre-tax loss of $39 million for the three months ended September 30, 2011. Our effective income tax rate was 52.4% and (33.3)% for the three months ended September 30, 2012 and 2011, respectively.
For the nine months ended September 30, 2012, we recorded an income tax benefit of $8 million on pre-tax income of $643 million compared to an income tax expense of $55 million on pre-tax income of approximately $1.2 billion for the nine months ended September 30, 2011. Our effective income tax rate was (1.2)% and 4.6% for the nine months ended September 30, 2012 and 2011, respectively.
The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in valuation allowances and partnership income not subject to taxation, as such taxes are the responsibility of the partners. In February, 2012, pursuant to a tax-free reorganization, WPH merged into a newly formed single member limited liability company owned by American Entertainment Properties Corp ("AEP"). Also, on May 4, 2012, AEP acquired a controlling interest in CVR.  In conjunction with these two transactions, AEP re-evaluated the future estimated realization of its deferred tax assets which resulted in the release of approximately $159 million of its valuation allowance. The portion which is expected to be realized through current year ordinary income is included in the annual effective tax rate, and the remaining portion, which relates to the anticipated realization in future years and is recognized as a discrete event.
Additionally, in conjunction with Federal-Mogul's ongoing review of its actual results and anticipated future earnings, Federal-Mogul reassesses the possibility of releasing valuation allowances. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include but are not limited to: recent adjusted historical financial results; historical taxable income; projected future taxable income; the expected timing of the reversals of existing temporary differences; and tax planning strategies. Based upon this assessment, Federal-Mogul has concluded based on available evidence that the deferred tax assets in Germany are more likely than not to be realized. Based upon this conclusion, a valuation allowance was reversed during the second quarter of 2012. The portion which is expected to be realized through current year ordinary income is included in the annual effective rate and the remaining portion relates to the anticipated realization in future years and is therefore recognized as a discrete event during the three months ended September 30, 2012.
On August 17, 2012, a 3% surtax levied on dividends and other certain distributions was enacted in France. Federal-Mogul has decided to use the lower undistributed tax rate, and therefore, the applicable deferred taxes have not been remeasured or recognized on any additional inside basis differences including prior undistributed earnings. Federal-Mogul is required to pay additional taxes at the applicable tax rate on all distributions of dividends and the additional taxes will be recorded as income tax expense in the period in which the dividend is declared.

Liquidity and Capital Resources

Holding Company
As of September 30, 2012, the Holding Company had investments in the Investment Funds with a total fair market value of approximately $2.3 billion. As of September 30, 2012, our Holding Company had cash and cash equivalents of approximately $1.0 billion and total debt of approximately $4.1 billion.

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
As of September 30, 2012 based on covenants in the indenture governing our senior notes, we could incur approximately $1.5 billion in additional indebtedness. See Note 11, “Debt,” to the consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.
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
The Offer expired on May 4, 2012. On May 7, 2012, we announced the results of the Offer.  A total of 48,112,317 shares of CVR common stock were validly tendered for $30 per share plus a CCP. As all of the terms and conditions of the Offer had been satisfied, IEP Energy accepted for payment all of the tendered shares, which represented approximately 55% of the outstanding shares of CVR common stock. Following the purchase of these shares, the IEP Parties owned approximately 70% of the outstanding shares of CVR common stock. Subsequent to the expiration of the Offer on May 4, 2012, IEP Energy extended the Offer through May 18, 2012.  As a result of the extension of the Offer and subsequent additional purchases of CVR common stock by IEP Energy, the IEP Parties increased their ownership in CVR.  As of September 30, 2012, IEP Energy owned approximately 82.0% of total outstanding common stock of CVR.
Pursuant to the Transaction Agreement, for a period of 60 days CVR solicited proposals or offers from third parties to acquire it. The 60 day period began on May 24, 2012 and ended on July 23, 2012 without any qualifying offers.
On May 7, 2012, affiliates of Mr. Icahn contributed 4,566,546 shares of CVR common stock to IEP Energy with an aggregate value of $137 million, resulting in a 6.4% non-controlling interest in IEP Energy. Pursuant to a contribution and exchange agreement dated August 24, 2012, affiliates of Mr. Icahn contributed their interest in IEP Energy to us for an aggregate consideration of 3,288,371 of our depositary units based on a 20 trading-day volume weighted average price of our depositary units. As a result of this transaction, we directly own 82.0% of the total outstanding common stock of CVR as of August 24, 2012.
The total purchase price of the acquisition of a controlling interest in CVR on May 4, 2012 was approximately $2.1 billion.
Distributions on Depositary Units
On July 31, 2012, the board of directors declared a quarterly distribution of $0.35 per depositary unit, comprised of a combination of $0.10 payable in cash and $0.25 payable in depositary units. The distribution was paid on August 31, 2012 to depositary unitholders of record at the close of business on August 16, 2012. We calculated the depositary units to be distributed based on the 20 trading-day volume weighted-average price of our depositary units ended on July 31, 2012, resulting in 0.006277 of a unit to be distributed per depositary unit. To the extent that the aggregate units distributed to any holder included a fraction of a unit, that fractional unit was settled in cash. As a result, we distributed 627,651 depositary units on August 31, 2012 in connection with this distribution.
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
Rights and Debt Offerings
As discussed elsewhere in this Report, in connection with a certain rights offering consummated during the first quarter of 2012, we distributed an aggregate 13,590,238 additional depositary units to unitholders that subscribed to the basic subscription rights and the over-subscription rights and we received proceeds of $500 million. In addition, as discussed elsewhere in this Report, we issued an aggregate $1,000 million principal amount of the 2012 Additional Notes during the nine months ended September 30, 2012.
Borrowings
 Debt consists of the following:

	September 30, 2012	December 31, 2011
	(in millions)
8% senior unsecured notes due 2018 - Icahn Enterprises	$2,478	$1,450
7.75% senior unsecured notes due 2016 - Icahn Enterprises	1,050	1,050
Senior unsecured variable rate convertible notes due 2013 - Icahn Enterprises	556	556
Debt facilities - Automotive	2,737	2,737
Debt facilities - Energy	724	—
Credit facilities - Energy	125	—
Debt facilities - Gaming	—	49
Credit facilities - Gaming	171	—
Senior unsecured notes - Railcar	175	275
Senior secured notes and revolving credit facility - Food Packaging	214	214
Mortgages payable - Real Estate	72	75
Other	120	67
Total debt	$8,422	$6,473

See Note 11, “Debt,” to the consolidated financial statements contained elsewhere in this Report for additional information concerning terms, restrictions and covenants of our debt. As of September 30, 2012, we are in compliance with all debt covenants.
Contractual Commitments and Contingencies
During the first quarter of 2012, Tropicana repaid its Exit Facility in full and entered into Credit Facilities in the amount of $175 million. In addition, Tropicana terminated its Revolving Facility when the Exit Facility was repaid in full. Refer to Note 11, “Debt-Credit Facilities-Gaming," to the consolidated financial statements contained elsewhere in this Report for additional information.
During the third quarter of 2012, ARI repaid $100 million of its ARI Notes at a redemption rate of 101.875% of the principal amount of the ARI Notes to be repaid, plus any accrued and unpaid interest. Refer to Note 11, “Debt-Senior Unsecured Notes-Railcar," to the consolidated financial statements contained elsewhere in this Report for additional information.
During the nine months ended September 30, 2012, we issued an aggregate $1.0 billion in principal amount of the 8%

Senior Unsecured Notes due 2018. These notes constitute the same series of securities as the Initial Notes for purposes of the indenture governing the notes and vote together on all matters with such series. These notes have substantially identical terms as the Initial Notes.
On October 23, 2012, CVR Refining LLC ("Refining LLC") and its wholly-owned subsidiary, Coffeyville Finance Inc., completed a private offering of $500 million in aggregate principal amount of 6.50% the 2022 Notes. The 2022 Notes were issued at par. Refining LLC received approximately $493 million of cash proceeds, net of the underwriting fees, but before deducting other third-party fees and expenses associated with the offering. The 2022 Notes will be secured by substantially the same assets that secure the outstanding 10.875% Second Lien Notes due 2017, subject to exceptions, until such time that the outstanding Second Lien Notes have been discharged in full. Approximately $348 million of the net proceeds from the offering was used to purchase approximately $323 million of the 9.0% First Lien Notes due April 1, 2015 pursuant to a tender offer and to settle accrued interest of approximately $2 million through October 23, 2012 and to pay related fees and expenses. A premium of approximately $23 million was incurred associated with the tender.
CRLLC intends to use the remaining proceeds from the offering to either (1) purchase the remaining $124 million of existing First Lien Note, if any, tendered in the tender offer by November 5, 2012 or (2) redeem any remaining non-tendered First Lien Notes on November 23, 2012 pursuant to a notice of redemption issued on October 23, 2012. Any remaining proceeds will be used for general corporate purposes.
See Note 11, "Debt," and Note 20, "Subsequent Events-Energy," and to the consolidated financial statements for additional information regarding these debt offerings.
As a result of our acquisition of a controlling interest in CVR on May 4, 2012, we have added the following contractual commitments and contingencies, including the net debt offering issued on October 23, 2012 discussed above, with respect to CVR as of September 30, 2012 (in millions):

	2012	2013	2014	2015	2016	Thereafter	Total
Debt obligations, including capital leases	$1	$1	$1	$448	$126	$270	$847
Interest payments	16	24	65	45	24	12	186
Operating lease obligations	3	10	8	6	6	8	41
Purchase obligations	32	127	114	103	97	460	933
Total	$52	$162	$188	$602	$253	$750	$2,007
In addition to the amounts in the table above, there are $27 million in standby letters of credit to secure transportation services for crude oil.
Except as discussed above, there were no other material changes in our contractual obligations or any other liabilities reflected in our consolidated balance sheet as of September 30, 2012 as compared to those reported in our 2011 Form 10-K.
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

Consolidated Cash Flows
The following table summarizes cash flow information for the nine months ended September 30, 2012 and cash and cash equivalents as of September 30, 2012 for each of our operating segments and our Holding Company:

	Nine Months Ended September 30, 2012			September 30, 2012
	Cash Provided By (Used In)
	Operating Activities	Investing Activities	Financing Activities	Cash and Cash Equivalents
	(in millions)
Investment	$979	$—	$(17)	$15
Automotive	(76)	(327)	(26)	541
Energy(1)	478	(70)	(26)	988
Gaming	69	(28)	117	250
Railcar	45	(167)	(102)	99
Food Packaging	(6)	(35)	1	26
Metals	16	(18)	—	37
Real Estate	31	(1)	(3)	65
Home Fashion	18	1	—	73
Holding Company	(186)	(1,331)	1,510	1,046
	$1,368	$(1,976)	$1,454	$3,140
(1) CVR was consolidated effective May 4, 2012.
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2012 was primarily attributable to our Investment segment which had a change in cash held at consolidated affiliated partnerships and restricted cash of approximately $3.1 billion primarily related to the covering of securities sold, not yet purchased. This was offset in part by net cash used in investing transactions of approximately $1.3 billion and a net $0.8 billion used in connection with settlement of realized losses on derivative contracts. Additionally, our Energy segment had net cash provided by operating activities of $478 million primarily due to $393 million of net income before non-cash charges and changes in operating assets and liabilities of $85 million.
Our Holding Company paid interest on our debt of $241 million during the nine months ended September 30, 2012.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2012 was primarily due to our acquisition of CVR for approximately $1.3 billion, net of cash acquired. Additionally, capital expenditures were $617 million, of which $296 million was related to our Automotive segment and $168 million was related to our Railcar segment. Capital expenditures for our Railcar segment were $157 million for manufacturing railcars for lease to others, which are included in property, plant and equipment, net on our consolidated balance sheets. During the nine months ended September 30, 2012, the Holding Company purchased investments of $210 million, offset in part by proceeds from sales of investments of $170 million.
Financing Activities
Net cash provided financing activities for the nine months ended September 30, 2012 was primarily due to our Holding Company which had aggregate proceeds from the issuance of senior unsecured notes of approximately $1.0 billion and proceeds from a rights offering of $510 million. In addition, our Gaming segment had net cash provided by financing activities of $117 million primarily due to the issuance of its New Term Loan Facility offset in part by the repayment of its Exit Facility. During the nine months ended September 30, 2012, our Railcar segment repaid $100 million of its ARI Notes and we paid $31 million in distributions to holders of our depositary units. Additionally, our Investment segment distributed $17 million to a related party investor in the Investment Funds.

Discussion of Segment Liquidity and Capital Resources
Investment
The investment strategy utilized by the Investment segment is generally not heavily reliant on leverage. As of September 30, 2012, the ratio of the notional exposure of the Investment Funds' invested capital to net asset value of the Investment Funds was approximately 0.75 to 1.00 on the long side and 1.55 to 1.00 on the short side. The notional principal amount of an investment instrument is the reference amount that is used to calculate profit or loss on that instrument. The Investment Funds historically have had access to significant amounts of cash from prime brokers, subject to customary terms and market conditions.
As more fully disclosed in a letter to investors in the Investment Funds filed with the SEC on Form 8-K on March 7, 2011, the Investment Funds returned all fee-paying capital to their investors during 2011. Payments were funded through cash on hand and borrowings under existing credit lines.
Automotive
As of September 30, 2012 and December 31, 2011, the borrowing availability under the revolving credit facility was $461 million and $496 million, respectively. Federal-Mogul had $39 million and $38 million of letters of credit outstanding as of September 30, 2012 and December 31, 2011, respectively, pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.
Federal-Mogul maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey and the United States. Federal-Mogul's direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $257 million and $228 million at September 30, 2012 and December 31, 2011, respectively.
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
Federal-Mogul holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, Federal-Mogul's partner holds an option to put its shares to a subsidiary of Federal-Mogul's at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. The total amount of the contingent guarantee, should all triggering events have occurred, approximated $59 million as of September 30, 2012. Federal-Mogul believes that this contingent guarantee is less than the estimated current fair value of the joint venture partners' interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Japan and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $187 million and $203 million as of September 30, 2012 and December 31, 2011, respectively. Of those gross amounts, $187 million and $202 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of both September 30, 2012 and December 31, 2011, Federal-Mogul had no outstanding transferred receivables for which cash had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were $1.1 billion and $1.3 billion for the nine months ended September 30, 2012 and 2011, respectively.

Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposures to Federal-Mogul associated with certain of these facilities' terms were $19 million and $23 million at September 30, 2012 and December 31, 2011, respectively. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of September 30, 2012 and December 31, 2011, Federal-Mogul estimated the loss to be immaterial.
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
In addition to other coverage, Federal-Mogul believes its insurance policies provide for replacement of damaged property, sales value of destroyed inventory, reimbursement for losses due to interruption of business operations and reimbursement of expenditures incurred to restore operations. In February and April 2012, Federal-Mogul received $25 million and $5 million, respectively, in cash advances from its insurance carrier related to the flooding. Federal-Mogul has insurance recoverables of $0 million and $21 million recorded as of September 30, 2012 and December 31, 2011, respectively.
Energy
As of September 30, 2012, CVR had no amounts outstanding and availability of $373 million under its ABL credit facility. CVR's availability under the ABL credit facility is reduced by outstanding letters of credit which, as of September 30, 2012, was $27 million. There were no borrowings under the ABL credit facility as of September 30, 2012. In addition, as of September 30, 2012, CVR LP had $25 million availability under its revolving credit facility.
As further discussed in Note 20, "Subsequent Events-Energy," on October 23, 2012, Refining LLC and its wholly-owned subsidiary, Coffeyville Finance Inc., completed a private offering of $500.0 million in aggregate principal amount of 6.50% the 2022 Notes. The 2022 Notes were issued at par. Refining LLC received approximately $493 million of cash proceeds, net of the underwriting fees, but before deducting other third-party fees and expenses associated with the offering. The 2022 Notes will be secured by substantially the same assets that secure the outstanding 10.875% Second Lien Notes due 2017, subject to exceptions, until such time that the outstanding Second Lien Notes have been discharged in full. On October 23, 2012, CVR repurchased approximately $323 million of its First Lien Notes pursuant to a tender offer and issued a notice of redemption to redeem the remaining $124 million of outstanding First Lien Notes not tendered, on November 23, 2012.
See Note 11, “Debt-Energy," and Note 20, "Subsequent Events-Energy," to our consolidated financial statements for further discussion regarding CVR's credit facilities.
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
CVR expects its petroleum business to spend approximately $80 million to $85 million (not including capitalized interest) on capital expenditures for the remainder of 2012.  Of this amount, $20 million to $25 million is expected to be spent for the Coffeyville refinery which includes approximately $25 million of maintenance capital. Approximately $45 million to $50 million is expected to be spent on capital for the Wynnewood refinery. Included in the petroleum business expected capital spend is approximately $10 million for other non-refining transportation and storage projects.

During the first quarter of 2012, the Coffeyville refinery completed the second phase of a planned two-phase turnaround. CVR incurred total major scheduled turnaround expenses of approximately $13 million for the period May 5, 2012 through September 30, 2012. The Wynnewood refinery is scheduled to begin turnaround maintenance in the fourth quarter of 2012. CVR expects to incur approximately $100 million of expenses during 2012 related to the Wynnewood refinery. Turnaround expenditures are not included in capital spending summarized above.
The nitrogen fertilizer business expects capital expenditures for the remainder of 2012 (not including capitalized interest) to be $35 million to $50 million. Of this amount, $3 million to $5 million will be spent on maintenance projects and $33 million to $43 million will be spent on growth projects including $28 million to $33 million on the UAN expansion project.

CVR LP anticipates that the total capital spend associated with the UAN expansion will be approximately $125 million (including capitalized interest), of which $93 million had been spent through September 30, 2012. It is anticipated that the UAN expansion will be completed by January 1, 2013. Turnaround expenditures are expected to approximate $5 million and are not included in capital spending summarized above.
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
The obligations under the New Term Loan Facility bear interest, at Tropicana's election, at an annual rate equal to either: (i) the sum of (a) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) (subject to a 1.50% floor); plus (b) a margin of 6.00%; or (ii) the sum of: (a) the alternate base rate, which is equal to the greatest of: (1) the corporate base rate of UBS AG, Stamford Branch; (2) the Federal Funds Effective Rate (as defined in the New Term Loan Facility) plus 0.50%; or (3) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) for one month plus 1.00% (all subject to a 2.50% floor); plus (b) a margin of 5.00%; such that, in either case, the applicable interest rate shall not be less than 7.50%.  An additional 2% default rate also applies in certain instances described in the New Term Loan Facility. As of September 30, 2012, the interest rate was 7.5%.
A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the Exit Facility, as discussed below, which totaled $108 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty, of which $58 million was eliminated in consolidation due to the fact that we had owned a portion of the Exit Facility. In addition, the Revolving Facility was terminated when the Exit Facility was repaid in full. Our Gaming segment recognized a $2 million loss on extinguishment of debt which includes a $1 million prepayment penalty and a $1 million write-off of unamortized debt issuance costs and discounts for the nine months ended September 30, 2012.
Material cash requirements for Tropicana for the remainder of 2012 are expected to include (i) principal and interest payments related to its New Term Facility of $4 million, (ii) maintenance capital expenditures expected to be between $10 million and $15 million, (iii) growth capital expenditures and (v) the potential construction and development costs related to Tropicana Aruba's permanent casino which is currently in the planning and design stages.
Home Fashion
On October 15, 2012, upon the expiration of a certain senior secured revolving credit facility of WPH, WPH entered into a new letter of credit facility, or the LC Facility, with a nationally recognized bank ("LC Issuer").  This one-year LC Facility has a $10 million credit line.  Issuance of letters of credit under the LC Facility is subject to 0.50% annual fee on the outstanding face amount of the letters of credit issued under the LC Facility, which face amount as of October 15, 2012 was approximately $6 million.  Obligations under the LC Facility are secured by a cash collateral account pledged by WPH to LC Issuer.  The LC Facility does not contain any financial covenants.  WPH has determined that its liquidity needs are sufficiently covered by existing and projected cash resources for the foreseeable future.   In the future, WPH may explore other financing options as circumstances warrant.

Critical Accounting Policies and Estimates
Except as discussed below, there have been no other material changes to our critical accounting policies and estimates during the three months ended September 30, 2012 compared to those reported in our 2011 Form 10-K.
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
Railcar
We perform the annual goodwill impairment test as of March 1 of each year for our Railcar segment. For purposes of goodwill impairment testing, our Railcar segment's manufacturing reporting unit is the only reporting unit with allocated goodwill. We assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. If, however, we had determined that it was more likely than not that the fair value of the reporting unit was less than its carrying amount, then we would perform the first step of the two-step goodwill impairment test. In evaluating whether it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, we considered various qualitative and quantitative factors, including macroeconomic conditions, railcar industry trends and the fact that our railcar manufacturing reporting unit has historical positive operating cash flows that we anticipate will continue. After assessing these factors, we determined that it was more likely than not the fair value of our railcar manufacturing reporting unit was greater than its carrying amount, and therefore no further testing was necessary.
Automotive
During the first half of 2012, Federal-Mogul was organized into four business units (Powertrain Energy ("PTE"), Powertrain Sealing and Bearings ("PTSB"), Vehicle Safety and Protection ("VSP") and Global Aftermarket). These four business units represented our reporting units for our goodwill impairment analysis for our Automotive segment for the periods prior and during the second quarter of 2012. During the second quarter of 2012, Federal-Mogul's board of directors approved a restructuring plan to reduce or eliminate capacity at several high cost VSP facilities and transfer production to lower cost locations. As a result, we determined that this restructuring plan indicated that an impairment may have existed in one of our Automotive reporting units, VSP, which had a balance of $720 million of goodwill allocated to it as of June 30, 2012. In assessing whether we had an impairment in our VSP reporting unit, we considered certain trends of businesses comprising our VSP reporting unit, along with other quantitative and qualitative factors, and concluded that this restructuring event did not result in a goodwill impairment charge during the second quarter of 2012 for our VSP reporting unit.
During the third quarter of 2012, the board of directors of Federal-Mogul decided to segment Federal-Mogul's operating businesses into two business units, Powertrain and Vehicle Component Solutions ("VCS"). Powertrain will focus primarily on the manufacture and sale of powertrain products to original equipment manufacturers while VCS will consist of Federal-Mogul's global aftermarket as well as its brake, chassis and wipers businesses. Federal-Mogul has initiated several actions in connection with the creation of the two business units, including the hiring of a new Chief Executive Officer for the VCS group and the identification of facilities that will be managed by each business group.
As a result of the reorganization of Federal-Mogul's operating businesses into two business units as of September 1, 2012, the reporting units for our Automotive segment have also been reorganized accordingly and now consists of Powertrain and VCS. As a result of this reorganization, we were required to reassign our Automotive segment's existing goodwill balances to the new reporting units utilizing a relative fair value allocation approach in accordance with FASB ASC Topic 350. With the assistance of a third-party appraiser, we allocated $485 million and $620 million of goodwill based on their fair values as of September 1, 2012 to the Powertrain and VCS reporting units, respectively. This allocation excludes an allocation of $20 million of goodwill related to the BERU purchase as discussed, all of which been allocated to the Powertrain reporting unit. In addition, we evaluated the potential for goodwill impairment resulting from the reorganization of reporting units. In assessing whether we had an impairment in either of our Powertrain or VCS reporting units, we considered certain trends of businesses comprising our Powertrain and VCS reporting units, along with other quantitative and qualitative factors, and concluded that the business reorganization did not result in a goodwill impairment charge during the third quarter of 2012.
Reporting unit fair values are based upon consideration of various valuation methodologies, one of which is projecting future cash flows discounted at rates commensurate with the risks involved (“Discounted Cash Flow” or “DCF”). Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. We believe that our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in a DCF are based on estimates of the weighted-average cost of capital (“WACC”) of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective.
We note that our Automotive segment's VCS reporting unit's fair value exceeded its carrying value by less than 1%, and accordingly is deemed to be at risk of failing “Step 1” of a goodwill impairment analysis. Because our Automotive segment's VCS reporting unit's fair value exceeded its carrying value by such a small margin, we believe that it was prudent to perform a "Step 2" goodwill impairment analysis for our Automotive segment's VCS reporting unit. "Step 2" calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit, from the fair value of the reporting unit as determined in "Step 1". The implied fair value of goodwill determined in this "Step 2" is compared to the carrying value of goodwill. Given the complexity of the calculation, we have not yet finalized “Step 2” of its goodwill impairment assessment. To the extent that the finalization of our assessment of goodwill requires adjustment to the preliminary impairment charge, such adjustment would be recorded in the fourth quarter of 2012.
Recently Issued Accounting Standards
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our significant market risks are primarily associated with interest rates, equity prices and derivatives. Reference is made to Part II, Item 7A of our 2011 Form 10-K for disclosures relating to our interest rates, equity prices and derivatives. Except for the items discussed below, there have been no other material changes to our market risk during the nine months ended September 30, 2012.
Investment
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of September 30, 2012, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by $450 million, $31 million and approximately $1.4 billion, respectively. However, as of September 30, 2012, we estimate that the impact to our share of the net gain from investment activities reported on our consolidated statement of operations would be significantly less than the change in fair value since we have an investment of approximately 40.3% in these Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 59.7% of the change in fair value.
Automotive
Refer to Note 7, “Financial Instruments-Automotive,” to the consolidated financial statements for discussion regarding our Automotive segment's interest rate risk, commodity price risk and foreign currency risk.
The translated values of revenue and expense from our Automotive segment's international operations are subject to fluctuations due to changes in currency exchange rates. During nine months ended September 30, 2012, our Automotive segment derived 39% of its sales in the United States and 61% internationally. Of these international sales, 56% are denominated in the euro, with no other single currency representing more than 1%. To minimize foreign currency risk, our Automotive segment generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, our Automotive segment manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Our Automotive segment estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar during the nine months ended September 30, 2012 would have decreased net income attributable to Icahn Enterprises for our Automotive segment by approximately $5 million.
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
From time to time, CVR's petroleum business also holds various NYMEX positions through a third party clearing house. As of September 30, 2012, CVR had the following open commodity derivative contracts whose unrealized gains and losses were included in other (loss) income, net in the consolidated statements of operations. At September 30, 2012, CVR was net short 75 WTI crude oil contracts and short 25 heating oil contracts. At September 30, 2012, CVR's account balance maintained at the third-party clearing house totaled approximately $7 million which is reflected in other assets. As of September 30, 2012, CVR's NYMEX positions had an unrealized loss of less than $1 million. In addition, CVR entered into several commodity swap contracts with effective periods beginning in January 2012. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the consolidated balance sheets with changes in fair value currently recognized in the consolidated statements of operations. At September 30, 2012, CVR had open commodity hedging instruments consisting of approximately 26 million barrels of crack spreads primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at September 30, 2012 was a net unrealized loss of approximately $116 million. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of the commodity hedging instruments of approximately $26 million.
Interest Rate Risk
On June 30 and July 1, 2011 CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements totals $63 million (split evenly between the two agreement dates) commencing on August 12, 2011 and expiring on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three-month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three-month LIBOR and pay a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three-month LIBOR as governed by the CRNF credit agreement. At September 30, 2012, the effective rate was approximately 4.60%. The agreements were designated as cash flow hedges at inception and, accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) (“AOCI”), and will be subsequently reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense.
CVR LP still has exposure to interest rate risk on 50% of its $125 million floating rate term debt. A 1.0% increase over the Eurodollar floor spread of 3.5%, as specified in the credit agreement, would increase interest cost to CVR LP by approximately $625,000 on an annualized basis, thus decreasing income from operations by the same amount.
Gaming
Tropicana's primary exposure to market risk is interest rate risk associated with its New Term Loan Facility that bears interest based on floating rates. Based on Tropicana's borrowings as of September 30, 2012, assuming a 1% increase over the 7.5% floor specified in its New Term Loan Facility, Tropicana's annual interest cost would change by approximately $2 million.

Item 4. Controls and Procedures.
As of September 30, 2012, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and our subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the first three quarters of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Investment
Dynegy Inc.
On November 4, 2011, Resources Capital Management Corp., Roseton OL, LLC, and Danskammer OL, LLC, filed an action in Supreme Court of New York, New York County, against Dynegy Inc. ("Dynegy"), various affiliates of Dynegy, certain members of the Board of Directors of Dynegy, and various other defendants, including Icahn Capital.  The plaintiffs were seeking an unspecified amount of damages for alleged breaches of fiduciary obligation, as well as declaratory and other equitable relief regarding certain notes and related contracts.  Icahn Capital was named as a defendant and was sued for allegedly aiding and abetting Dynegy and its directors in the alleged breaches of fiduciary obligation, tortious interference, and unjust enrichment. On June 5, 2012, the Complaint was discontinued and dismissed with prejudice.
 On March 28, 2012 an action was filed in the U.S. District Court, Southern District of New York, entitled Silsby v. Icahn et. al.  Defendants include Carl C. Icahn and two officers of Dynegy Inc and certain of its directors. As initially filed, the action purports to be brought as a class action on behalf of Dynegy shareholders who acquired their shares between September 2011 and March 2012.  The Complaint alleges violations of the federal securities laws in defendants' allegedly making false and misleading statements in securities filings that artificially inflated the price of Dynegy stock. The individual defendants are alleged to have been controlling persons of Dynegy. Plaintiff is seeking damages in an unspecified amount. Subsequent to the filing of this action, Dynegy filed for bankruptcy, and a U.S. bankruptcy court has approved a Plan of Reorganization. Plaintiff is proceeding with the action and has filed an amended complaint which purports to be a class action on behalf of Dynegy shareholders who acquired their securities between July 10, 2011 through March 9, 2012.  However, we believe that we have meritorious defenses to the claims and intend to file a motion to dismiss.
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
On June 21, 2012, Goldman, Sachs & Co. , or GS, filed suit against CVR in state court in New York, alleging that CVR failed to pay GS approximately $18.5 million in fees allegedly due to GS by CVR pursuant to an engagement letter dated March 21, 2012, which according to the allegations set forth in the complaint, provided that GS was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's common stock made by Carl C. Icahn and certain of his affiliates. CVR believes it has meritorious defenses and intends to vigorously defend against the suit. This amount has been fully accrued as of September 30, 2012.
On August 10, 2012, Deutsche Bank (“DB”) filed suit against CVR in state court in New York, alleging that CVR failed to pay DB approximately $18.5 million in fees allegedly due to DB by CVR pursuant to an engagement letter dated March 23, 2012, which according to the allegations set forth in the complaint, provided that DB was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's stock made by Carl C. Icahn and certain of his affiliates. CVR believes it has meritorious defenses and intends to vigorously defend against the suit. This amount has been fully accrued as of September 30, 2012.
CRNF received a ten-year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reassessed CRNF's nitrogen fertilizer plant and classified the nitrogen fertilizer plant as almost entirely real property instead of almost entirely personal property. The reassessment resulted in an increase in CRNF's annual property tax expense by an average of $11 million per year for each of the years ended December 31, 2008 and 2009, $12 million for the year ended December 31, 2010 and $11 million for the year ended December 31, 2011. CRNF does not agree with the county's classification of its nitrogen fertilizer plant and protested the classification and resulting valuation for each of those years to the Kansas Court of Tax Appeals, or COTA. However, CRNF has fully accrued and paid the property taxes the county claims are owed for the years ended December 31, 2011, 2010, 2009 and 2008 and has estimated and accrued for property tax for the first nine months of 2012. This property tax expense is included in cost of goods sold in our Energy segment's financial results. In February 2011, CRNF tried the 2008 case to COTA and in January 2012, COTA issued its decision holding that CRNF's fertilizer plant was almost entirely real property instead of almost entirely personal property was appropriate. CRNF disagreed with the ruling and filed a petition for reconsideration with COTA (which was denied) and has filed an appeal to the Kansas Court of Appeals. CRNF is also protesting the valuation of the CRNF fertilizer plant for tax years 2009 through 2012, which cases remain pending before COTA. If CRNF is successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then a portion of the accrued and paid property tax expenses would be refunded to CRNF, which could have a material positive effect on our Energy segment's results of operations. If CRNF is not successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then CRNF expects that it will continue to pay property taxes at elevated rates.
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
On October 25, 2010, CVR received a letter from the United States Coast Guard on behalf of the EPA seeking $2 million in oversight cost reimbursement. CVR responded by asserting defenses to the Coast Guard's claim for oversight costs. On September 23, 2011, the United States Department of Justice ("DOJ"), acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas seeking (i) recovery from CRRM of the EPA's oversight costs under the OPA, (ii) a civil penalty under the Clean Water Act (as amended by the OPA) and (iii) recovery from CRRM related to alleged non-compliance with the Clean Air Act's Risk Management Program ("RMP"). (See "Environmental, Health and Safety ("EHS") Matters" below.) CVR has reached an agreement in principle with the DOJ to resolve the DOJ's claims. CVR anticipates that civil penalties associated with the proceeding will exceed $100,000; however, CVR does not anticipate that civil penalties or any other costs associated with the proceeding will be material. The lawsuit is stayed while the consent decree is finalized.
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
CRRM, CRNF, CRCT, WRC and CRT own and/or operate manufacturing and ancillary operations at various locations directly related to petroleum refining and distribution and nitrogen fertilizer manufacturing. Therefore, CRRM, CRNF, CRCT, WRC and CRT have exposure to potential EHS liabilities related to past and present EHS conditions at these locations. Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act (“RCRA”), and related state laws, certain persons may be liable for the release or threatened release of hazardous substances. These persons include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, and under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. Similarly, the OPA generally subjects owners and operators of facilities to strict, joint and several liability for all containment and cleanup costs, natural resource damages, and potential governmental oversight costs arising from oil spills into the waters of the United States.
CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and the now-closed Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under RCRA to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-0020 and Docket No. VII-95-H-011, respectively). As of September 30, 2012, environmental accruals of $2.0 million were reflected in the consolidated balance sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders. CVR's accruals were determined based on an estimate of payment costs through 2031, for which the scope of remediation was arranged with the EPA, and were discounted at the appropriate risk free rates at September 30, 2012. The accruals include estimated closure and post-closure costs of $1 million for the two landfills at September 30, 2012.
Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.
CRRM, CRNF, CRCT, WRC and CRT are subject to extensive and frequently changing federal, state and local, environmental and health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, the storage, handling, use and transportation of petroleum and nitrogen products, and the characteristics and composition of gasoline and diesel fuels. The ultimate impact on CVR's business of complying with evolving laws and regulations is not always clearly known or determinable due in part to the fact that our operations may change over time and certain implementing regulations for laws, such as the federal Clean Air Act, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs.
In 2007, the EPA promulgated the Mobile Source Air Toxic II (“MSAT II”) rule that requires the reduction of benzene in gasoline by 2011. CRRM and WRC are considered to be small refiners under the MSAT II rule and compliance with the rule is extended until 2015 for small refiners. As a result of our purchase of a controlling interest in CVR on May 4, 2012, CVR's MSATII projects have been accelerated by three months due to the loss of small refiner status. Capital expenditures to comply with the rule are expected to be approximately $45 million for CRRM and $49 million for WRC.
CRRM's refinery is subject to the Renewable Fuel Standard ("RFS") which requires refiners to blend "renewable fuels" in with their transportation fuels or purchase renewable energy credits in lieu of blending. The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. In 2012, about 9% of all fuel used was required to be "renewable fuel." The EPA has not yet proposed renewable fuel percentage standards for 2013. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. motor fuel market, there may be a decrease in demand for petroleum products. In addition, CRRM may be impacted by increased capital expenses and production costs to accommodate mandated renewable fuel volumes to the extent that these increased costs cannot be passed on to the consumers. CRRM's small refiner status under the original RFS expired on December 31, 2010. Beginning on January 1, 2011, CRRM was required to blend renewable fuels into its gasoline and diesel fuel or purchase renewable energy credits, known as Renewable Identification Numbers ("RINs") in lieu of blending. To achieve compliance with the renewable fuel standard for the remainder of 2012, CRRM is able to blend a small amount of ethanol into gasoline sold at its refinery loading rack, but otherwise will have to purchase RINs to comply with the rule. CRRM requested "hardship relief" (an extension of the compliance deadline) from the EPA based on the disproportionate economic impact of the rule on CRRM, but the EPA denied CRRM's request on February 17, 2012. CRRM may appeal the denial of its hardship petition.
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

Under the Second Consent Decree, CVR will be required to pay a civil penalty of less than $1 million and complete the installation of FCCU controls required under the 2004 Consent Decree, the remaining costs of which are expected to be approximately $49 million, of which approximately $47 million is expected to be capital expenditures and complete a voluntary environmental project that will reduce air emissions and conserve water at an estimated cost of $1 million. The incremental capital expenditures associated with the Second Consent Decree will not be material and will be limited primarily to the retrofit and replacement of heaters and boilers over a five to seven year time-frame. The Second Consent Decree was entered by the U.S. District Court for the District of Kansas on April 19, 2012.
WRC's refinery has not entered into a global settlement with the EPA and the Oklahoma Department of Environmental Quality (the "ODEQ") under the National Petroleum Refining Initiative, although it had discussions with the EPA and the ODEQ about doing so. Instead, WRC entered into a Consent Order with the ODEQ in August 2011 (the "Wynnewood Consent Order"). The Wynnewood Consent Order addresses some, but not all, of the traditional marquee issues under the National Petroleum Refining Initiative and addresses certain historic Clean Air Act compliance issues that are generally beyond the scope of a traditional global settlement. Under the Wynnewood Consent Order, WRC paid a civil penalty of $950,000, and agreed to install certain controls, enhance certain compliance programs, and undertake additional testing and auditing. The costs of complying with the Wynnewood Consent Order, other than costs associated with a planned turnaround, are not expected to be material. In consideration for entering into the Wynnewood Consent Order, WRC received a release from liability from ODEQ for matters described in the ODEQ order. The EPA may later request that WRC enter into a global settlement which, if WRC agreed to do so, would necessitate the payment of a civil penalty and the installation of additional controls.
On February 24, 2010, CRRM received a letter from the DOJ on behalf of the EPA seeking an approximately $1 million civil penalty related to alleged late and incomplete reporting of air releases in violation of CERCLA and the Emergency Planning and Community Right-to-Know Act ("EPCRA"). CVR reached an agreement with EPA to resolve these claims. The resolution was included in the Second Consent Decree described above pursuant to which CVR has agreed to pay an immaterial civil penalty.
The EPA has investigated CRRM's operation for compliance with the Clean Air Act's RMP. On September 23, 2011, the DOJ, acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas (in addition to the matters described above, see “Flood, Crude Oil Discharge and Insurance”) seeking recovery from CRRM related to alleged non-compliance with the RMP. CVR has reached an agreement to settle the claims. Civil penalties associated with the proceeding will exceed $100,000; however,CVR does not anticipate that civil penalties or any other costs associated with the settlement will be material. The lawsuit is stayed while the parties attempt to finalize and file the consent decree.
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
WRC has entered into a series of Clean Water Act consent orders with ODEQ. The latest Consent Order (the "CWA Consent Order"), which supersedes other consent orders, became effective in September 2011. The CWA Consent Order addresses alleged noncompliance by WRC with its Oklahoma Pollutant Discharge Elimination System permit limits. The CWA Consent Order requires WRC to take corrective action steps, including undertaking studies to determine whether the Wynnewood refinery's wastewater treatment plant capacity is sufficient. The Wynnewood refinery may need to install additional controls or make operational changes to satisfy the requirements of the CWA Consent Order. The cost of additional controls, if any, cannot be predicted at this time. However, based on our experience with wastewater treatment and controls, we do not believe that the costs of the potential corrective actions would be material.
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the period May 5, 2012 through September 30, 2012, capital expenditures were $12 million and were incurred to improve the environmental compliance and efficiency of the operations.
CRRM, CRNF, CRCT, WRC and CRT each believes it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on CVR's business, financial condition, or results of operations.

On September 28, 2012, the Wynnewood refinery experienced an explosion in a boiler unit that had been temporarily shut down as part of the turnaround process. Two employees were fatally injured. Damage at the refinery was limited to the boiler; process and other areas of the facility were unaffected. Additionally, there has been no evidence of environmental impact. The refinery was shut down for turnaround maintenance at the time of the incident. CVR immediately launched an internal investigation of the incident and continues to cooperate with U.S. Occupational Health and Safety Administration (“OSHA”) and Oklahoma Department of Labor (“ODL”) investigations.
Railcar
On September 2, 2009, a complaint was filed by George Tedder (the Plaintiff) against ARI in the U.S. District Court, Eastern District of Arkansas. The Plaintiff alleged that ARI was liable for an injury that resulted during the Plaintiff's break on April 24, 2008. At trial on April 9, 2012, the jury ruled in favor of the Plaintiff; thus ARI recorded a related charge that was included in the consolidated financial results in the first quarter of 2012. ARI intends to appeal this decision.
Gaming
Aztar v. Marsh
In April 2012, the Superior Court of New Jersey, Law Division, Atlantic County (the "Court") granted the motion for Summary Judgment filed by the Marsh Defendants dismissing Aztar's complaint with prejudice. Subsequently, Aztar filed a Motion for Reconsideration with the Court, which motion was denied. In September 2012, Aztar appealed the Court's decision to dismiss the case with the Superior Court of New Jersey, Appellate Division, which appeal is currently pending. Any recovery obtained by Aztar in this action will be recoverable by Tropicana as the current owner of Tropicana AC.

Metals
PSC Metals has been designated as a potentially responsible party ("PRP") under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  PSC Metals has negotiated a settlement with the EPA that resolves PSC Metals and its predecessors' liability associated with the Port Refinery superfund site in the Village of Rye Brook, NY. PSC Metals made a one-time payment of $225,000 to resolve the matter. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of September 30, 2012 and December 31, 2011. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
In November and December of  2011, PSC Metals received three notices of violation from the Missouri Department of Natural Resources, or MDNR, for hazardous waste and water violations related to its Festus, Missouri location. PSC Metals has responded to the notices of violation and is cooperating with MDNR. PSC Metals is in the beginning stages of negotiating a settlement with MDNR that will resolve the three notices of violation referenced above.  PSC Metals cannot estimate the cost of any settlement with MDNR at this time.  PSC Metals believes that it has a claim for indemnification against the prior owner of the facility associated with the above-referenced notices of violation.
MDNR has recently undertaken sampling for lead at residences near PSC Metals' Festus yard.  MDNR has indicated to PSC Metals that this sampling was initiated in response to citizen complaints regarding its Festus yard. MDNR has received the results of this sampling.    PSC Metals recently was provided with the MDNR sampling results and is undertaking a technical review with its environmental experts.  PSC Metals has been informed by MDNR that of the approximately 50 residences that were sampled and tested, 11 tested above residential standards for lead contamination. Neither MDNR nor PSC Metals has undertaken a lead isotope or similar analysis that would tie the lead contamination that was discovered to a specific location or source.  MDNR has requested that PSC Metals sample 19 additional residential properties to access whether those sites are above residential standards for lead contamination. PSC Metals and MDNR are discussing the scope and extent of any future sampling.   At this time, PSC Metals believes that it has adequately reserved for the cost of remediation associated with its Festus yard and the residential areas near the yard, should such remediation be required. However, as negotiations with MDNR are on-going and additional sampling could be required, PSC Metals cannot assess its liability with certainty at this time. To the extent that MDNR does seek to hold PSC Metals liable for off-site contamination, PSC Metals believes that such liability was retained by the prior owner of the Festus yard and it would have a claim for indemnification against the prior owner.

Item 1A. Risk Factors.
Except as discussed below for risk factors related to our Automotive, Energy, Gaming and Railcar segments, there have been no other material changes to our risk factors during the nine months ended September 30, 2012 compared to those reported in our 2011 Form 10-K.

Automotive
Federal-Mogul’s actions to separate its business into two business units may result in additional costs.
Federal-Mogul is separating its business into two separate business units. One business unit will focus primarily on the manufacture and sale of powertrain products to original equipment manufacturers ("Powertrain" or "PT"), while the other will consist of Federal-Mogul’s global aftermarket as well as its brake, chassis and wipers businesses (“Vehicle Components Solutions” or "VCS"). Federal-Mogul has initiated several actions in connection with the creation of these two operating divisions, including the hiring of a Chief Executive Officer for VCS and the identification of facilities that will be managed by each business unit. This separation may result in additional costs and expenses both during and after separation. No assurance can be given that the separation of the business into these two business units will not have a material adverse impact on our Automotive segment's profitability and consolidated financial position.
Energy
Risks Relating to CVR's Petroleum Business
The price volatility of crude oil and other feedstocks, refined products and utility services may have a material adverse effect on our Energy segment's earnings, profitability and cash flows.
Our Energy segment's financial results related to its petroleum business are primarily affected by the relationship, or margin, between refined product prices and the prices for crude oil and other feedstocks. When the margin between refined product prices and crude oil and other feedstock prices tightens, our Energy segment's earnings, profitability and cash flows are negatively affected. Refining margins historically have been volatile and are likely to continue to be volatile, as a result of a variety of factors including fluctuations in prices of crude oil, other feedstocks and refined products. Continued future volatility in refining industry margins may cause a decline in our Energy segment's results of operations, since the margin between refined product prices and crude oil and other feedstock prices may decrease below the amount needed for Energy operations to generate net cash flow sufficient for their needs. Although an increase or decrease in the price for crude oil generally results in a similar increase or decrease in prices for refined products, there is normally a time lag in the realization of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on our Energy segment's results of operations therefore depends in part on how quickly and how fully refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, or a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, could have a significant negative impact on our Energy segment's earnings, results of operations and cash flows.
Our Energy segment's profitability is also impacted by the ability to purchase crude oil at a discount to benchmark crude oils, such as West Texas Intermediate crude oil, or WTI, as CVR does not produce any crude oil and must purchase all of the crude oil it refines. Crude oil differentials can fluctuate significantly based upon overall economic and crude oil market conditions. Declines in crude oil differentials can adversely impact refining margins, earnings and cash flows. For example, infrastructure and logistical improvements could result in a reduction of the WTI-Brent differential that has recently provided our Energy segment with increased profitability. In addition, CVR's purchases of crude oil, although based on WTI prices, have historically been at a discount to WTI because of CVR's proximity to the sources, existing logistics infrastructure and quality differences. Any change in the sources of CVR's crude oil, infrastructure or logistical improvements or quality differences could result in a reduction of its historical discount to WTI and may result in a reduction of CVR's cost advantage.
Refining margins are also impacted by domestic and global refining capacity. Continued downturns in the economy impact the demand for refined fuels and, in turn, generate excess capacity. In addition, the expansion and construction of refineries domestically and globally can increase refined fuel production capacity. Excess capacity can adversely impact refining margins, earnings and cash flows.
During 2011 and the nine months ended September 30, 2012, favorable crack spreads and access to a variety of price advantaged crude oils have resulted in EBITDA and cash flow generation that is higher than usual. Our Energy operations cannot assure you that these favorable conditions will continue and, in fact, crack spreads, refining margins and crude oil prices could decline, possibly materially, at any time. In particular, Enbridge Inc.'s purchase of 50% of the Seaway crude oil pipeline and the recent reversal of the pipeline to make it flow from Cushing to the U.S. Gulf Coast and the Seaway capacity expansion project may contribute to the decline of such favorable conditions by providing mid-continent producers with the ability to transport crude oil to Gulf Coast refiners in an economic manner. Since May 19, 2012, when crude oil began flowing through the Seaway Pipeline from Cushing to the Gulf Coast, volumes have steadily increased towards the current capacity of 150,000 bpd. Work is underway and on schedule to add incremental pumping capacity that would allow the existing Seaway Pipeline to transport up to 400,000 bpd by the first quarter of 2013. Moreover, the planned construction of a loop (twin) of the Seaway Pipeline, a new pipeline designed to parallel the existing right-of-way from Cushing to the Gulf Coast, is expected to more than double Seaway's capacity to 850,000 bpd by mid-2014. Any deterioration of the current favorable conditions would have a material adverse effect on our Energy segment's earnings, results of operations and cash flows. Volatile prices for natural gas and electricity also affect our Energy operations' manufacturing and operating costs. Natural gas and electricity prices have been, and will continue to be, affected by supply and demand for fuel and utility services in both local and regional markets.
If CVR is required to obtain its crude oil supply without the benefit of a crude oil supply agreement, its exposure to the risks associated with volatile crude oil prices may increase and our Energy segment's liquidity may be reduced.
For 2011, CVR obtained approximately 65% of the crude oil for its Coffeyville refinery under a Crude Oil Supply Agreement (as amended, the “Supply Agreement”) with Vitol Inc. The Supply Agreement was amended and restated on August 31, 2012 to include the provision of crude oil intermediation services to our Wynnewood refinery. The agreement, whose initial term expires on December 31, 2014, minimizes the amount of in-transit inventory and mitigates crude oil pricing risks by ensuring pricing takes place extremely close to the time when the crude oil is refined and the yielded products are sold. If CVR were required to obtain its crude oil supply without the benefit of a supply intermediation agreement, its exposure to crude oil pricing risks may increase, despite any hedging activity in which CVR may engage, and the liquidity of our Energy segment would be negatively impacted due to the increased inventory and the negative impact of market volatility.
Disruption of CVR's ability to obtain an adequate supply of crude oil could reduce our Energy segment's liquidity and increase costs.
For the Coffeyville refinery, in addition to the crude oil CVR gathers locally in Kansas, Oklahoma, Missouri and Nebraska, CVR purchased an additional 80,000 to 90,000 bpd of crude oil to be refined into liquid fuels in 2011. For the period May 5, 2012 to September 30, 2012, CVR purchased approximately an additional 84,000 bpd of crude oil to be refined into liquid fuels in addition to the approximately 45,000 bpd of gathered crude oil. Although the Wynnewood refinery has historically acquired most of its crude oil from Texas and Oklahoma, it also purchases crude oil from other regions. Coffeyville obtains a portion of its non-gathered crude oil, approximately 19% in 2011, from foreign sources and Wynnewood obtained a small amount from foreign sources as well. The majority of these foreign sourced crude oil barrels were derived from Canada. The actual amount of foreign crude oil that CVR purchases is dependent on market conditions and will vary from year to year. CVR is subject to the political, geographic, and economic risks attendant to doing business with foreign suppliers. Disruption of production in any of these regions for any reason could have a material impact on other regions and our Energy segment's operations.
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
The geographic concentration of our Energy segment's refineries and related assets creates an exposure to the risks of the local economy and other local adverse conditions. The location of CVR's refineries also creates the risk of increased transportation costs should the supply/demand balance change in our region such that regional supply exceeds regional demand for refined products.
As our Energy segment's refineries are both located in the southern portion of Group 3 of the PADD II region, it primarily markets its refined products in a relatively limited geographic area. As a result, it is more susceptible to regional economic conditions than the operations of more geographically diversified competitors, and any unforeseen events or circumstances that affect its operating area could also materially adversely affect our Energy segment's revenues and cash flows. These factors include, among other things, changes in the economy, weather conditions, demographics and population, increased supply of refined products from competitors and reductions in the supply of crude oil.
Should the supply/demand balance shift in CVR's region as a result of changes in the local economy discussed above, an increase in refining capacity or other reasons, resulting in supply in the region exceeding demand, it may have to deliver refined products to customers outside of the region and thus incur considerably higher transportation costs, resulting in lower refining margins, if any. Changes in market conditions could have a material adverse effect on our Energy segment's business, financial condition, results of operations and cash flows.
If sufficient Renewable Identification Numbers (“RINs”) are unavailable for purchase or if CVR has to pay a significantly higher price for RINs, or if CVR is otherwise unable to meet the EPA's Renewable Fuels Standard mandates, our Energy segment's business, financial condition and results of operations could be materially adversely affected.
Pursuant to the Energy Independence and Security Act of 2007, the U.S. Environmental Protection Agency, (“EPA”) has promulgated the Renewable Fuel Standard (“RFS”) which requires refiners to blend “renewable fuels,” such as ethanol, with their petroleum fuels or purchase renewable energy credits, known as renewable identification numbers in lieu of blending. Under the RFS, the volume of renewable fuels that refineries like CVR's refineries are obligated to blend into their finished petroleum products increases annually over time until 2022. Beginning in 2011, CVR's Coffeyville refinery was required to blend renewable fuels into its gasoline and diesel fuel or purchase RINs in lieu of blending. The Wynnewood refinery is a small refinery under the RFS and has received a two-year extension to comply, which expires on January 1, 2013. CVR currently purchases RINs for some fuel categories on the open market, as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS. CVR estimates that it will spend approximately $21 million in 2012 on RINs and waiver credits for Coffeyville. Existing laws or regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum products may increase. In the future, CVR may be required to purchase additional RINs on the open market and waiver credits from EPA in order to comply with the RFS. CVR cannot currently predict the future prices of RINs or waiver credits, but the costs to obtain the necessary number of RINs and waiver credits could be material. Additionally, because CVR does not produce renewable fuels, increasing the volume of renewable fuels that must be blended into its products displaces an increasing volume of its refineries' product pool, potentially resulting in lower earning and materially adversely affecting our Energy segment's cash flows
If CVR is unable to pass the costs of compliance with RFS on to its customers, our Energy segment's profits would be significantly lower. Moreover, if sufficient RINs are unavailable for purchase or if CVR has to pay a significantly higher price for RINs, or if CVR is otherwise unable to meet the EPA's RFS mandates, our Energy segment's business, financial condition and results of operations could be materially adversely affected.
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
Our Energy segment faces significant competition, both within and outside of its industry. Competitors who produce their own supply of crude oil or other feedstocks, have extensive retail outlets, make alternative fuels or have greater financial resources than CVR does may have a competitive advantage over it.
The refining industry is highly competitive with respect to both crude oil and other feedstock supply and refined product markets. CVR may be unable to compete effectively with its competitors within and outside of its industry, which could result in reduced profitability. CVR competes with numerous other companies for available supplies of crude oil and other feedstocks and for outlets for its refined products. CVR is not engaged in the petroleum exploration and production business and therefore CVR does not produce any of its crude oil feedstocks. CVR does not have a retail business and therefore is dependent upon others for outlets for its refined products. CVR does not have any long-term arrangements (those exceeding more than a twelve-month period) for much of its output. Many of CVR's competitors obtain significant portions of their crude oil and other feedstocks from company-owned production and have extensive retail outlets. Competitors that have their own production or extensive retail outlets with brand-name recognition are at times able to offset losses from refining operations with profits from producing or retailing operations, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages.

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
In addition, CVR competes with other industries that provide alternative means to satisfy the energy and fuel requirements of its industrial, commercial and individual customers. There are presently significant governmental incentives and consumer pressures to increase the use of alternative fuels in the United States. The more successful these alternatives become as a result of governmental incentives or regulations, technological advances, consumer demand, improved pricing or otherwise, the greater the negative impact on pricing and demand for CVR's products and its profitability.
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
CVR's commodity derivative contracts may limit our Energy segment's potential gains, exacerbate potential losses and involve other risks.
CVR enters into commodity derivatives contracts to mitigate its crack spread risk with respect to a portion of its expected refined products production. The purpose of these hedging arrangements is to secure a minimum fixed cash flow stream on the volume of products hedged during the hedge term. However, its hedging arrangements may fail to fully achieve these objectives for a variety of reasons, including CVR's failure to have adequate hedging contracts, if any, in effect at any particular time and the failure of its hedging arrangements to produce the anticipated results. CVR may not be able to procure adequate hedging arrangements due to a variety of factors. Moreover, while intended to reduce the adverse effects of fluctuations in crude oil and refined product prices, such transactions may limit CVR's ability to benefit from favorable changes in margins. In addition, CVR's hedging activities may expose it to the risk of financial loss in certain circumstances, including instances in which:

•	the volumes of our actual use of crude oil or production of the applicable refined products is less than the volumes subject to the hedging arrangement;

•	the counterparties to CVR's futures contracts fail to perform under the contracts; or

•	a sudden, unexpected event materially impacts the commodity or crack spread subject to the hedging arrangement.
As a result, the effectiveness of CVR's risk mitigation strategy could have a material adverse impact on our Energy segment's financial results and cash flows.
The adoption of derivatives legislation by the U.S. Congress could have an adverse effect on CVR's ability to hedge risks associated with our Energy segment's petroleum business.
The U.S. Congress has adopted the Dodd-Frank Act, comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market, and requires the Commodities Futures Trading Commission, or the CFTC, to institute broad new position limits for futures and options traded on regulated exchanges. The Dodd-Frank Act requires the CFTC and the SEC to promulgate rules and regulations implementing the new legislation. The rulemaking process is still ongoing, and CVR cannot predict the ultimate outcome of the rulemakings. New regulations in this area may result in increased costs and cash collateral requirements for derivative instruments CVR may use to hedge and otherwise manage its financial risks related to volatility in oil and gas commodity prices.
Existing design, operational, and maintenance issues associated with CVR's newly acquired Wynnewood refinery or other future acquisitions may not be identified immediately and may require additional unanticipated capital expenditures that could impact our Energy segment's financial condition, results of operations or cash flows.
CVR's due diligence associated with asset acquisitions may result in assuming liabilities associated with unknown conditions or deficiencies, as well as known but undisclosed conditions and deficiencies that it may have limited, if any, recourse for cost recovery. In the case of Wynnewood, CVR has specific language in the Purchase and Sale Agreement that provides it with a limited amount of cost recovery for known, but undisclosed, operational and environmental conditions that had not been specifically scheduled with a very limited time for notice of the condition. Many acquisition agreements have similar terms, conditions and timing of cost recovery that may not become evident until sometime after cost recovery provisions, if any, have expired.
CVR must make substantial capital expenditures on its refineries and other facilities to maintain their reliability and efficiency. If CVR is unable to complete capital projects at their expected costs and/or in a timely manner, or if the market conditions assumed in its project economics deteriorate, our Energy segment's financial condition, results of operations or cash flows could be adversely affected.
Delays or cost increases related to the engineering, procurement and construction of new facilities, or improvements and repairs to CVR's existing facilities and equipment, could have a material adverse effect on our Energy segment's business, financial condition, results of operations or cash flows. Such delays or cost increases may arise as a result of unpredictable factors in the marketplace, many of which are beyond CVR's control, including:

•	denial or delay in obtaining regulatory approvals and/or permits;

•	unplanned increases in the cost of equipment, materials or labor;

•	disruptions in transportation of equipment and materials;

•	severe adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting CVR's facilities, or those of its vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project's debt or equity financing costs; and/or

•	nonperformance or force majeure by, or disputes with, our vendors, suppliers, contractors or sub-contractors.
CVR's refineries have been in operation for many years. Equipment, even if properly maintained, may require significant capital expenditures and expenses to keep it operating at optimum efficiency. For example, CVR has spent approximately $89 million on the most recently completed turnaround at the Coffeyville refinery and CVR estimtaes spending of approximately $100 million associated with the turnaround for the Wynnewood refinery is scheduled which began in the fourth quarter of 2012. These costs do not result in increases in unit capacities, but rather are limited to trying to maintain safe, reliable operations.
Any one or more of these occurrences noted above could have a significant impact on our Energy segment's business. If CVR were unable to make up the delays or to recover the related costs, or if market conditions change, it could materially and adversely affect our Energy segment's financial position, results of operations or cash flows.
CVR's plans to expand the gathering assets making up part of our supporting logistics businesses, which assist us in reducing our costs and increasing our processing margins, may expose our Energy segment to significant additional risks, compliance costs and liabilities.
CVR plans to continue to make investments to enhance the operating flexibility of its refineries and to improve its crude oil sourcing advantage through additional investments in its gathering and logistics operations. If CVR is able to successfully increase the effectiveness of its supporting logistics businesses, including its crude oil gathering operations, it believes it will be able to enhance its crude oil sourcing flexibility and reduce related crude oil purchasing and delivery costs. However, the acquisition of infrastructure assets to expand CVR's gathering operations may expose our Energy segment to risks in the future that are different than or incremental to the risks our Energy segment faces with respect to its refineries and existing gathering and logistics operations. The storage and transportation of liquid hydrocarbons, including crude oil and refined products, are subject to stringent federal, state, and local laws and regulations governing the discharge of materials into the environment, operational safety and related matters. Compliance with these laws and regulations could adversely affect our Energy segment's operating results, financial condition and cash flows. Moreover, failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of investigatory and remedial liabilities, the issuance of injunctions that may restrict or prohibit our operations, or claims of damages to property or persons resulting from our operations.
Any businesses or assets that CVR may acquire in connection with an expansion of our crude oil gathering operations could expose it to the risk of releasing hazardous materials into the environment. These releases would expose our Energy segment to potentially substantial expenses, including cleanup and remediation costs, fines and penalties, and third party claims for personal injury or property damage related to past or future releases. Accordingly, if CVR does acquire any such businesses or assets, our Energy segment could also incur additional expenses not covered by insurance which could be material.

More stringent trucking regulations may increase CVR's costs and negatively impact our Energy segment's results of operations.
In connection with the trucking operations conducted by CVR's crude gathering division, it operates as a motor carrier and therefore is subject to regulation by the U.S. Department of Transportation (the “U.S. DOT”) and various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations and regulatory safety, and hazardous materials labeling, placarding and marking. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment and product handling requirements. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes include increasingly stringent environmental regulations, changes in the hours of service regulations that govern the amount of time a driver may drive in any specific period, onboard black box recorder devices or limits on vehicle weight and size.
To a large degree, intrastate motor carrier operations are subject to state safety regulations that mirror federal regulations. Such matters as weight and dimension of equipment are also subject to federal and state regulations. Furthermore, from time to time, various legislative proposals are introduced, such as proposals to increase federal, state or local taxes, including taxes on motor fuels, which may increase our Energy segment's costs or adversely impact the recruitment of drivers. We cannot predict whether, or in what form, any increase in such taxes will be enacted or the extent to which they will apply to our Energy segment and its operations.
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
Unlike CVR's competitors, whose primary costs are related to the purchase of natural gas and whose costs are therefore largely variable, the nitrogen fertilizer business has largely fixed costs that are not dependent on the price of natural gas because it uses pet coke as the primary feedstock in the nitrogen fertilizer plant. As a result of the fixed cost nature of our Energy segment's operations, downtime, interruptions or low productivity due to reduced demand, adverse weather conditions, equipment failure, a decrease in nitrogen fertilizer prices or other causes can result in significant operating losses could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
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
The nitrogen fertilizer business' operations are dependent on third-party suppliers, including Linde, LLC ("Linde") which owns an air separation plant that provides oxygen, nitrogen and compressed dry air to its gasifiers, and the City of Coffeyville, which supplies the nitrogen fertilizer business with electricity. A deterioration in the financial condition of a third-party supplier, a mechanical problem with the air separation plant, or the inability of a third-party supplier to perform in accordance with its contractual obligations could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
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
The profitability of the nitrogen fertilizer business is directly affected by the price and availability of pet coke obtained from CVR's Coffeyville refinery pursuant to a long-term agreement and pet coke purchased from third parties, both of which vary based on market prices. Pet coke is a key raw material used by the nitrogen fertilizer business in the manufacture of nitrogen fertilizer products. If pet coke costs increase, the nitrogen fertilizer business may not be able to increase its prices to recover these increased costs, because market prices for nitrogen fertilizer products are not correlated with pet coke prices.
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

•
The CVR ABL Credit Facility, the indentures governing its notes and the nitrogen fertilizer business' revolving credit facility contain various covenants that must be complied with and, if CVR or CVR LP is not in compliance, there can be no assurance that CVR or CVR LP would be able to successfully amend the agreement in the future. Further, any such amendment could be very expensive.

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

Operations at either or both of CVR's refineries and the nitrogen fertilizer plant could be curtailed or partially or completely shut down, temporarily or permanently, as the result of a number of circumstances, most of which are not within its control, such as:

•	unplanned maintenance or catastrophic events such as a major accident or fire, damage by severe weather, flooding or other natural disaster;

•	labor difficulties that result in a work stoppage or slowdown;

•	environmental proceedings or other litigation that compel the cessation of all or a portion of the operations;

•	state and federal agencies changing interpretations and enforcement of historical environmental rules and regulations; and

•	increasingly stringent environmental regulations.
The magnitude of the effect on CVR of any shutdown will depend on the length of the shutdown and the extent of the plant operations affected by the shutdown. CVR's refineries require a planned maintenance turnaround every four to five years for each unit, and the nitrogen fertilizer plant requires a planned maintenance turnaround every two years. A major accident, fire, flood or other event could damage CVR's facilities or the environment and the surrounding community or result in injuries or loss of life. For example, the flood that occurred during the weekend of June 30, 2007 shut down CVR's Coffeyville refinery for seven weeks, shut down the nitrogen fertilizer facility for approximately two weeks and required significant expenditures to repair damaged equipment. In addition, the nitrogen fertilizer business' UAN plant was out of service for approximately six weeks after the rupture of a high pressure vessel in September 2010, which required significant expenditures to repair. CVR's Coffeyville refinery experienced an equipment malfunction and small fire in connection with its fluid catalytic cracking unit on December 28, 2010, which led to reduced crude oil throughput for approximately one month and required significant expenditures to repair. Similarly, the Wynnewood refinery experienced a small explosion and fire in its hydrocracker process unit due to metal failure in December 2010. In addition, on September 28, 2012, a boiler explosion occurred at the Wynnewood refinery, fatally injuring two employee. CVR launched an internal investigation into the cause of the boiler explosion, which occurred as operators were restarting a boiler that had been temporarily shut down as part of the refinery's turnaround process. Damage at the refinery was limited to the boiler. This matter is currently under investigation by the federal Occupational Safety and Health Administration, which could impose penalties if it determines that a violation of Occupational Safety and Health Act (“OSHA”) standards has occurred. Scheduled and unscheduled maintenance could reduce our Energy segment's net income and cash flows during the period of time that any of its units is not operating. Any unscheduled future downtime could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
If CVR experiences significant property damage, business interruption, environmental claims or other liabilities, its business could be materially adversely affected to the extent the damages or claims exceed the amount of valid and collectible insurance available to it. CVR's property and business interruption insurance policies (that cover the Coffeyville refinery and nitrogen fertilizer plant) have a $1.0 billion limit, with a $2.5 million deductible for physical damage and a 45- to 60-day waiting period (depending on the insurance carrier) before losses resulting from business interruptions are recoverable. CVR is fully exposed to all losses in excess of the applicable limits and sub-limits and for losses due to business interruptions of fewer than 45 to 60 days. CVR's Wynnewood refinery, effective November 1, 2012, is insured with a $1.0 billion limit, $10.0 million property damage deductible and a 75 days waiting period deductible for business interruption. The property and business interruption insurance policies insuring Coffeyville and Wynnewood assets contain various sub-limits, exclusions, and conditions that could have a material adverse impact on the insurance indemnification of any particular catastrophic loss occurrence. For example, CVR's current property policy contains varying specific sub-limits of $128.5 million (for Coffeyville assets) and $115.0 million (for Wynnewood assets) for damage caused by flooding. Insurance policy language and terms maintained by CVR are generally consistent with standards for the energy and fertilizer manufacturing industries.
The insurance market for energy and fertilizer manufacturing industries is highly specialized with a finite aggregate capacity of insurance. It is currently not feasible to purchase insurance limits up to the maximum foreseeable loss occurrence due to insurance capacity constraints. CVR's insurance program is renewed annually, and its ability to maintain current levels of insurance is dependent on the conditions and financial stability of the commercial insurance markets serving its industries. Factors that impact insurance cost and availability include, but are not limited to:  industry-wide losses, natural disasters, specific losses incurred by us, and the investment returns earned by the insurance industry. The energy insurance market underwrites many refineries having coastal hurricane risk exposure and off shore platforms, thus a significant hurricane occurrence could impact a number of refineries and have a catastrophic impact on the financial results of the entire insurance and reinsurance market serving CVR's industry. If the supply of commercial insurance is curtailed due to highly adverse financial results CVR may not be able to continue its present limits of insurance coverage, or obtain sufficient insurance capacity to adequately insure its risks for property damage or business interruption.

Environmental laws and regulations could require CVR to make substantial capital expenditures to remain in compliance or to remediate current or future contamination that could give rise to material liabilities.
CVR's operations are subject to a variety of federal, state and local environmental laws and regulations relating to the protection of the environment, including those governing the emission or discharge of pollutants into the environment, product specifications and the generation, treatment, storage, transportation, disposal and remediation of solid and hazardous wastes. Violations of these laws and regulations or permit conditions can result in substantial penalties, injunctive orders compelling installation of additional controls, civil and criminal sanctions, permit revocations and/or facility shutdowns.
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
CVR's facilities operate under a number of federal and state permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. All of these permits, licenses, approval limits and standards require a significant amount of monitoring, record-keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval or standard. Noncompliance or incomplete documentation of CVR's compliance status may result in the imposition of fines, penalties and injunctive relief. Additionally, due to the nature of CVR's manufacturing and refining processes, there may be times when CVR is unable to meet the standards and terms and conditions of these permits, licenses and approvals due to operational upsets or malfunctions, which may lead to the imposition of fines and penalties or operating restrictions that may have a material adverse effect on CVR's ability to operate its facilities and accordingly its financial performance.
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
On September 12, 2012, the EPA published in the Federal Register final revisions to its New Source Performance Standards for process heaters and flares at petroleum refineries. EPA originally issued final standards in June 2008, but the effective date of the regulation was stayed pending reconsideration of certain provisions. The final standards regulate emissions of nitrogen oxide from process heaters and emissions of sulfur dioxide from flares, as well as require certain work practice and monitoring standards for flares. CVR is reviewing the rule and expects to make any required capital expenditure to comply with the new requirements. CVR doe not believe that the costs of complying with the rule will be material.
On August 14, 2012, the EPA sent both the Wynnewood and Coffeyville refineries letters regarding the EPA's recently issued enforcement alert entitled EPA Enforcement Targets Flaring Efficiency Violations and the EPA's related effort to conduct compliance evaluations and, where warranted, bring enforcement actions against petroleum refining companies that operate flares that are in noncompliance. Because the EPA has not specifically told CVR that its operations are in non-compliance, CVR cannot currently predict whether it may have to incur costs related to this EPA initiative.
In March 2004, Coffeyville Resources Refining & Marketing, LLC (“CRRM”) and Coffeyville Resources Terminal, LLC (“CRT”) entered into a Consent Decree (the “2004 Consent Decree”) with the EPA and the Kansas Department of Health and

Environment (the “KDHE”) to resolve air compliance concerns raised by the EPA and KDHE related to Farmland Industries Inc.'s prior ownership and operation of the Coffeyville crude oil refinery and the now closed Phillipsburg terminal facilities. Under the 2004 Consent Decree, CRRM agreed to install controls to reduce emissions of sulfur dioxide, nitrogen oxides and particulate matter from its FCCU by January 1, 2011. In addition, pursuant to the 2004 Consent Decree, CRRM and CRT assumed cleanup obligations at the Coffeyville refinery and the now-closed Phillipsburg terminal facilities.
In March 2012, CRRM entered into a “Second Consent Decree” with the EPA, which replaces the 2004 Consent Decree (other than the clean up obligations). The Second Consent Decree gives CRRM more time to install the FCCU controls from the 2004 Consent Decree and expands the scope of the settlement so that it is now considered a “global settlement” under the EPA's “National Petroleum Refining Initiative.” Under the National Petroleum Refining Initiative, the EPA identified industry-wide noncompliance with four “marquee” issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The National Petroleum Refining Initiative has resulted in most U.S. refineries (representing more than 90% of the US refining capacity) entering into consent decrees imposing civil penalties and requiring the installation of pollution control equipment and enhanced operating procedures. The EPA has indicated that it will seek to have all refiners enter into “global settlements” pertaining to all “marquee” issues. Under the Second Consent Decree, Coffeyville Resources was required to pay a civil penalty of approximately $0.7 million and is required to complete the installation of FCCU controls required under the 2004 Consent Decree, the remaining costs of which are expected to be approximately $49.0 million, of which approximately $47.0 million is expected to be capital expenditures and complete a voluntary environmental project that will reduce air emissions and conserve water at an estimated cost of approximately $1.2 million. The incremental capital expenditures associated with the Second Consent Decree would not be material and will be limited primarily to the retrofit and replacement of heaters and boilers over a five to seven year timeframe. The Second Consent Decree was entered by the U.S. District Court for the District of Kansas on April 19, 2012.
Wynnewood Refining Company, LLC (“WRC”) has not entered into a global settlement with the EPA and the Oklahoma Department of Environmental Quality (the “ODEQ”) under the National Petroleum Refining Initiative, although it had discussions with the EPA and ODEQ about doing so. Instead, WRC entered into a Consent Order (the “Wynnewood Consent Order”) with ODEQ in August 2011 addressing some, but not all of the traditional marquee issues under the EPA's National Petroleum Refining Initiative and addressing certain historic Clean Air Act compliance issues that are generally beyond the scope of a traditional global settlement. Under the Wynnewood Consent Order, WRC agreed to pay a civil penalty, install certain controls, enhance certain compliance programs, and undertake additional testing and auditing. The remaining costs of complying with the Wynnewood Consent Order past 2012, other than costs associated with a scheduled turnaround, are not expected to be material.
In August 2012, Wynnewood received a letter from ODEQ alleging certain potential air quality emission violations. Wynnewood responded in September 2012 that it is not subject to any penalties for these alleged violations because they are covered by the Wynnewood Consent Order. Wynnewood hopes to settle these alleged violations, but there can be no assurance that the matter will settle and if it does not, Wynnewood will contest the alleged violations.
A number of factors could affect CVR's ability to meet the requirements imposed by either the Second Consent Decree or the Wynnewood Consent Order and could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
Three of CVR's facilities, including its Coffeyville refinery, the now-closed Phillipsburg terminal (which operated as a refinery until 1991), and the Wynnewood refinery have environmental contamination. CVR has assumed Farmland's (a predecessor company) responsibilities under certain Resource Conservation and Recovery Act (“RCRA”) administrative orders related to contamination at or that originated from the Coffeyville refinery and the Phillipsburg terminal. The Wynnewood refinery is required to conduct investigations to address potential off-site migration of contaminants from the west side of the property. Other known areas of contamination at the Wynnewood refinery have been partially addressed but corrective action has not been completed, and limited portions of the Wynnewood refinery have not yet been investigated to determine whether corrective action is necessary. If significant unknown liabilities are identified at any of CVR's facilities, that liability could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows and may not be covered by insurance.
CVR may incur future liability relating to the off-site disposal of hazardous wastes. Companies that dispose of, or arrange for the transportation or disposal of, hazardous substances at off-site locations may be held jointly and severally liable for the costs of investigation and remediation of contamination at those off-site locations, regardless of fault. CVR could become involved in litigation or other proceedings involving off-site waste disposal and the damages or costs in any such proceedings could be material.

CVR may be unable to obtain or renew permits necessary for our Energy segment's operations, which could inhibit its ability to do business.
CVR holds numerous environmental and other governmental permits and approvals authorizing operations at its facilities. Future expansion of CVR's operations is also predicated upon securing the necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on its ability to continue operations and on our Energy segment's financial condition, results of operations and cash flows. For example, WRC's waste water permit has expired and is in the renewal process. At this time the facility is operating under its expired permit terms and conditions (called a permit shield) until the ODEQ renews the permit. The renewal permit may contain different terms and conditions that would require unplanned or unanticipated costs.
Climate change laws and regulations could have a material adverse effect on our Energy segment's results of operations, financial condition, and cash flows.
Various regulatory and legislative measures to address greenhouse gas emissions (including CO 2, methane and nitrous oxides) are in different phases of implementation or discussion. In the aftermath of its 2009 “endangerment finding” that greenhouse gas emissions pose a threat to human health and welfare, the EPA has begun to regulate greenhouse gas emissions under the Clean Air Act. In October 2009, the EPA finalized a rule requiring certain large emitters of greenhouse gases to inventory and annually report their greenhouse gas emissions to the EPA. In accordance with the rule, CVR has begun monitoring its greenhouse gas emissions and have already reported the emissions to the EPA for the year ended 2011. In May 2010, the EPA finalized the “Greenhouse Gas Tailoring Rule,” which established new greenhouse gas emissions thresholds that determine when stationary sources, such as the refineries and the nitrogen fertilizer plant, must obtain permits under Prevention of Significant Deterioration, or PSD, and Title V programs of the federal Clean Air Act. The significance of the permitting requirement is that, in cases where a new source is constructed or an existing source undergoes a major modification, the facility would need to evaluate and install best available control technology, or BACT, to control greenhouse gas emissions. A major modification resulting in a significant expansion of production at the nitrogen fertilizer plant or one of our refineries that could cause a significant increase in greenhouse gas emissions could necessitate the installation of BACT controls. The EPA's endangerment finding, Greenhouse Gas Tailoring Rule and certain other greenhouse gas emission rules have been challenged and are subject to extensive litigation. In December 2010, the EPA reached a settlement agreement with numerous parties under which it agreed to promulgate New Source Performance Standards (“NSPS”) to regulate greenhouse gas emissions from petroleum refineries by November 2012.
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
CVR is subject to the requirements of OSHA and comparable state statutes that regulate the protection of the health and safety of workers, and the proper design, operation and maintenance of our refinery equipment. In addition, OSHA and certain environmental regulations require that CVR maintain information about hazardous materials used or produced in its operations and that it provide this information to employees and state and local governmental authorities. Failure to comply with these requirements, including general industry standards, record keeping requirements and monitoring and control of occupational exposure to regulated substances, may result in significant fines or compliance costs, which could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
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
The petroleum and nitrogen fertilizer businesses both have a significant concentration of customers. The five largest customers of the petroleum business represented 36% of CVR's petroleum sales for period May 5, 2012 to September 30, 2012. Further, the top five ammonia customers of the nitrogen fertilizer business represented approximately 60% of its ammonia sales for the period May 5, 2012 to September 30, 2012, and the top five UAN customers of the nitrogen fertilizer business represented approximately 49% of its UAN sales for the same period. Several significant petroleum, ammonia and UAN customers each account for more than 10% of sales of petroleum, ammonia and UAN, respectively. Given the nature of our Energy segment's business, and consistent with industry practice, CVR does not have long-term minimum purchase contracts with any of its customers. The loss of one or several of these significant customers, or a significant reduction in purchase volume by any of them, could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
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

In addition to the risks involved in identifying and completing acquisitions described above, even when acquisitions are completed, integration of acquired entities can involve significant difficulties, such as:

•	unforeseen difficulties in the integration of the acquired operations and disruption of the ongoing operations of our business;

•	failure to achieve cost savings or other financial or operating objectives contributing to the accretive nature of an acquisition;

•	strain on the operational and managerial controls and procedures of CVR's petroleum business and the nitrogen fertilizer business, and the need to modify systems or to add management resources;

•	difficulties in the integration and retention of customers or personnel and the integration and effective deployment of operations or technologies;
•assumption of unknown material liabilities or regulatory non-compliance issues;
•amortization of acquired assets, which would reduce future reported earnings;
•possible adverse short-term effects on our Energy segment's cash flows or operating results; and
•diversion of management's attention from the ongoing operations of CVR's business.
In particular, CVR is in the process of integrating Wynnewood Energy Company, LLC and its subsidiary into CVR Energy, Inc.'s internal control framework, and testing of these new controls is not yet complete.
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
Refining businesses such as CVR's are capital intensive, and working capital needs may vary significantly over relatively short periods of time. For instance, crude oil price volatility can significantly impact working capital on a week-to-week and month-to-month basis. If CVR cannot generate adequate cash flow or otherwise secure sufficient liquidity to meet our Energy segment's working capital needs or support its short-term and long-term capital requirements, it may be unable to meet its debt obligations, pursue its business strategies or comply with certain environmental standards, which would have a material adverse effect on our Energy segment's business and results of operations. As of September 30, 2012, CVR had cash and cash equivalents of $988 million and $373 million available under the ABL Credit Facility (and had letters of credit outstanding of approximately $27 million). Crude oil price volatility can significantly impact working capital on a week-to-week and month-to-month basis.
A substantial portion of CVR's workforce is unionized and it is subject to the risk of labor disputes and adverse employee relations, which may disrupt its business and increase its costs.
As of September 30, 2012, approximately 59% of the employees at the Coffeyville refinery and 63% of the employees at the Wynnewood refinery were represented by labor unions under collective bargaining agreements. At Coffeyville, the collective bargaining agreement with six Metal Trades Unions (which covers union members who work directly at the Coffeyville refinery) is effective through March 2013, and the collective bargaining agreement with United Steelworkers (which covers the balance of CVR's unionized employees, who work in the terminal and related operations) is effective through

March 2015, and automatically renews on an annual basis thereafter unless a written notice is received sixty days in advance of the relevant expiration date. The collective bargaining agreement with the International Union of Operating Engineers with respect to the Wynnewood refinery expires in June 2015. CVR may not be able to renegotiate its collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our Energy segment's costs. In addition, CVR's existing labor agreements may not prevent a strike or work stoppage at any of its facilities in the future, and any work stoppage could negatively affect our Energy segment's results of operations, financial condition and cash flows.
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
As of September 30, 2012, after giving effect to the issuance of new second lien notes and the tender offer for and redemption of all of CVR's first lien notes, CVR had outstanding $223 million of second lien notes issued by Coffeyville Resources, $500 million of second lien notes issued by CVR Refining, LLC, and $27 million of issued but undrawn letters of credit (leaving borrowing availability of $373 million under the CVR ABL Credit Facility), and CVR LP, its consolidated subsidiary that operates the nitrogen fertilizer plant, had $125.0 million in outstanding term loan borrowings and borrowing availability of $25.0 million under its revolving credit facility.
CVR and its subsidiaries may be able to incur significant additional indebtedness in the future. If new indebtedness is added to CVR's current indebtedness, the risks described below could increase. CVR's level of indebtedness could affect our Energy segment's operations in several ways, including the following:

•	a significant portion of our Energy segment's cash flows could be used to service our indebtedness;

•	a high level of debt would increase our Energy segment's vulnerability to general adverse economic and industry conditions;

•	the covenants contained in the agreements governing CVR's outstanding indebtedness will limit its ability to borrow additional funds, dispose of assets, pay distributions and make certain investments;

•
a high level of debt may place our Energy segment at a competitive disadvantage compared to its competitors that are less leveraged, and therefore may be able to take advantage of opportunities that its indebtedness would prevent us from pursuing;

•	CVR's debt covenants may also affect its flexibility in planning for, and reacting to, changes in the economy and in our industry;

•
a high level of debt may make it more likely that a reduction in CVR's borrowing base following a periodic redetermination could require it to repay a portion of its then-outstanding bank borrowings; and

•
a high level of debt may impair CVR's ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, general corporate or other purposes.

In addition, borrowings under the CVR ABL Credit Facility, CVR LP's credit facility and other credit facilities that CVR or its subsidiaries may enter into in the future may bear interest at variable rates. If market interest rates increase, such variable-rate debt will create higher debt service requirements, which could adversely affect our Energy segment's cash flow.
In addition to CVR's debt service obligations, our Energy segment's operations require substantial investments on a continuing basis. CVR's ability to make scheduled debt payments, to refinance its obligations with respect to its indebtedness and to fund capital and non-capital expenditures necessary to maintain the condition of its operating assets, properties and systems software, as well as to provide capacity for the growth of its business, depends on its financial and operating performance. General economic conditions and financial, business and other factors affect our Energy segment's operations and our future performance. Many of these factors are beyond CVR's control. Our Energy segment may not be able to generate sufficient cash flows to pay the interest on its debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt.
In addition, CVR is subject to covenants contained in agreements governing its present and future indebtedness. These covenants include, and will likely include, restrictions on certain payments, the granting of liens, the incurrence of additional indebtedness, dividend restrictions affecting subsidiaries, asset sales, transactions with affiliates and mergers and consolidations. Any failure to comply with these covenants could result in a default under the indentures governing its secured notes, the CVR ABL Credit Facility, CVR LP's credit facility and the agreements governing CVR's other indebtedness. Upon a default, unless waived, the holders of its notes and the lenders under the CVR ABL Credit Facility and CVR LP's credit facility would have all remedies available to a secured lender, and could elect to terminate their commitments, cease making further loans, institute foreclosure proceedings against it or its subsidiaries' assets, and force CVR and its subsidiaries into bankruptcy or liquidation, subject to the intercreditor agreements. In addition, any defaults could trigger cross defaults under other or future credit agreements or indentures. Our Energy segment's operating results may not be sufficient to service its indebtedness or to fund its other expenditures and it may not be able to obtain financing to meet these requirements.
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
If CVR's cash flows and capital resources are insufficient to service its indebtedness, it may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance its indebtedness. These alternative measures may not be successful and may not permit CVR to meet its scheduled debt service obligations. CVR's ability to restructure or refinance its debt will depend on the condition of the capital markets and its financial condition at such time. Any refinancing of CVR's debt could be at higher interest rates and may require it to comply with more onerous covenants, which could further restrict its business operations, and the terms of existing or future debt agreements may restrict it from adopting some of these alternatives. In addition, in the absence of adequate cash flows or capital resources, CVR could face substantial liquidity problems and might be required to dispose of material assets or operations, or sell equity, in order to meet our debt service and other obligations. CVR may not be able to consummate those dispositions for fair market value or at all. The CVR ABL Credit Facility, CVR LP's credit facility and the indentures governing its notes may restrict, or market or business conditions may limit, its ability to avail itself of some or all of these options. Furthermore, any proceeds that CVR could realize from any such dispositions may not be adequate to meet its debt service obligations when due.
The borrowings under the CVR ABL Credit Facility and CVR LP's credit facility bear interest at variable rates and other debt CVR incurs could likewise be variable-rate debt. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect CVR's cash flow. While CVR may enter into agreements limiting its exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

Covenants in CVR's debt instruments could limit its ability to incur additional indebtedness and engage in certain transactions, which could adversely affect our Energy segment's liquidity and its ability to pursue its business strategies.
The CVR ABL Credit Facility, the indentures governing CVR's debt and any other debt instruments that CVR or its subsidiaries may enter into in the future, will contain, a number of restrictive covenants that will impose significant operating and financial restrictions on it and its subsidiaries and may limit its ability to engage in acts that may be in the long-term best interest of the Energy segment, including restrictions on it and its subsidiaries' ability to, among other things to:

•	incur, assume or guarantee additional debt or issue redeemable stock or preferred stock;

•	make distributions or prepay, redeem, or repurchase certain debt;

•	enter into agreements that restrict distributions from restricted subsidiaries;

•	incur liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	enter into transactions with affiliates; and

•	merge, consolidate or sell substantially all of its assets.
Any of these restrictions could limit CVR's ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under the CVR ABL Credit Facility CVR LP's credit facility and the indentures governing the notes. Upon a default, unless waived, the holders of CVR's notes and the lenders under the CVR ABL Credit Facility and CVR LP's credit facility would have all remedies available to a secured lender, and could elect to terminate their commitments, cease making further loans, institute foreclosure proceedings against it assets, and force CVR into bankruptcy or liquidation, subject to the intercreditor agreements. In addition, a default under the CVR ABL Credit Facility or the indentures governing the notes would trigger a cross default under its other agreements and could trigger a cross default under the agreements governing its future indebtedness. Our Energy segment's operating results may not be sufficient to service its indebtedness or to fund its other expenditures and it may not be able to obtain financing to meet these requirements.
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
The current policy of the board of directors of CVR LP's general partner is to distribute all of the available cash CVR LP generates on a quarterly basis to its unitholders. As a result, CVR LP's general partner will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund acquisitions and expansion capital expenditures at the nitrogen fertilizer business. As a result, to the extent it is unable to finance growth externally, CVR LP's cash distribution policy will significantly impair its ability to grow. As of September 30, 2012, CVR owned approximately 70% of CVR LP's outstanding common units, and public unitholders owned the remaining 30% of CVR LP's common units.
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
Under certain circumstances, CVR may, as a holder of common units in CVR LP, have to repay amounts wrongfully returned or distributed to it. Under the Delaware Revised Uniform Limited Partnership Act, CVR LP may not make a distribution to unitholders if the distribution would cause its liabilities to exceed the fair value of its assets. Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to CVR for the distribution amount.
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
If the nitrogen fertilizer business fails to implement the requirements of Section 404 in a timely manner, it might be subject to sanctions or investigation by regulatory authorities such as the SEC. If it does not implement improvements to its disclosure controls and procedures or to its internal controls in a timely manner, its independent registered public accounting firm may not be able to certify as to the effectiveness of its internal control over financial reporting pursuant to an audit of its internal control over financial reporting. This may subject the nitrogen fertilizer business to adverse regulatory consequences or a loss of confidence in the reliability of its financial statements. It could also suffer a loss of confidence in the reliability of its financial statements if its independent registered public accounting firm reports a material weakness in its internal controls, if it does not develop and maintain effective controls and procedures or if it is otherwise unable to deliver timely and reliable financial information. Any loss of confidence in the reliability of its financial statements or other negative reaction to its failure to develop timely or adequate disclosure controls and procedures or internal controls could result in a decline in the price of its common units, which would reduce the value of CVR's investment in the nitrogen fertilizer business. In addition, if the nitrogen fertilizer business fails to remedy any material weakness, its financial statements may be inaccurate, it may face restricted access to the capital markets and the price of its common units may be adversely affected, which would reduce the value of its investment in the nitrogen fertilizer business.

Risks Related to the Wynnewood Acquisition
Challenges in operating the Wynnewood refinery and/or newly enlarged combined business or difficulties in successfully integrating the businesses of CVR and WEC within the expected time frame could adversely affect our Energy segment's future results following the Wynnewood Acquisition.
As a result of the Wynnewood Acquisition, CVR doubled its number of refineries from one to two and increased its refining throughput capacity by over 50%. The ultimate success of the Wynnewood Acquisition will depend, in large part, on CVR's ability to successfully expand the scale and geographic scope of its operations across state lines and to realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from combining the businesses of CVR and WEC. To realize these anticipated benefits, the business of WEC must be successfully integrated into CVR. This integration will be complex and time-consuming.
The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company not achieving the anticipated benefits of the merger. Potential difficulties that may be encountered in the integration process include the following:

•	the inability to successfully integrate the business of WEC into CVR in a manner that permits the combined company to achieve the full revenue and cost savings anticipated to result from the merger;

•	complexities associated with managing the larger, more complex, combined business;

•	integrating personnel from the two companies while maintaining focus on providing consistent, high-quality service;

•	potential unknown liabilities and unforeseen expenses associated with the Wynnewood Acquisition; and

•	performance shortfalls at one or both of the companies as a result of the diversion of management's attention caused by completing the Wynnewood Acquisition and integrating the companies' operations.
Even if CVR is able to successfully integrate the business operations of WEC, there can be no assurance that this integration will result in the realization of the full benefits of the expected synergies, cost savings, innovation and operational efficiencies or that these benefits will be achieved within the anticipated time frame.
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
CVR has incurred and is expected to continue to incur substantial expenses related to the Wynnewood Acquisition and the integration of WEC.
CVR has incurred and is expected to continue to incur substantial expenses in connection with the Wynnewood Acquisition and the integration of WEC. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, billing, payroll, pricing, revenue management, maintenance, marketing and benefits. While CVR has assumed that a certain level of expenses would be incurred, there are many factors beyond its control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will result in the combined company taking significant charges against earnings following the completion of the Wynnewood Acquisition, and the amount and timing of such charges are uncertain at present.
The risks associated with U.S. government contracts differ from the risks associated with typical commercial contracts and could have a material adverse effect on the business and operations of the combined company.
Since 1996, WEC has been party to a contract (renewed annually) with the United States government to sell jet fuel to Mid-Continent Air Force bases. This contract accounted for 3% of WEC's fuel sales in 2011. U.S. government contracts contain provisions and are subject to laws and regulations that provide the government with rights and remedies not typically found in commercial contracts. In the event that WEC is found to have violated certain laws or regulations, WEC could be subject to penalties and sanctions, including, in the most serious cases, potential suspension or debarment from conducting future business with the U.S. government. As a result of the need to comply with these laws and regulations, WEC could also be subject to increased risks of governmental investigations, civil fraud actions, criminal prosecutions, whistleblower law suits and other enforcement actions. By way of example, civil False Claims Act actions could subject CVR to treble penalties, and CVR could be subject to fines of up to $12,000 for each claim submitted to the U.S. government.
U.S. government contracts are subject to modification, curtailment or termination by the U.S. government with little notice, either for convenience or for default as a result of WEC's failure to perform under the applicable contract. If the U.S. government terminates this contract as a result of WEC's default, WEC could be liable for additional costs the U.S. government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. Additionally, WEC cannot assign prime U.S. government contracts without the prior consent of the U.S. government contracting officer, and WEC is required to register with the Central Contractor Registration Database.
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
Risks Related to CVR Refining, LP
The initial public offering of CVR Refining, LP (the “Refining IPO”) may not occur on the terms described herein or at all.
A registration statement on Form S-1 with respect to the potential initial public offering of CVR Refining, LP was filed on October 1, 2012 and is currently under review by the SEC. However, there can be no assurance that the Refining IPO will occur in the manner described in this report or at all. The consummation of the Refining IPO is subject to numerous factors, including many factors outside of CVR's control, including regulatory approval, market conditions, reaching agreements with underwriters and potential lenders, the political and economic environment in the United States, board approval at CVR Energy, and many other factors. The board of directors of CVR Energy may elect at any time, for any reason or no reason at all, not to proceed with the Refining IPO, notwithstanding that a registration statement has been filed with the SEC with respect to the Refining IPO. Accordingly, you should not assume that the Refining IPO will occur in the manner described herein or at all.
Gaming - Risks Related to Tropicana's Indebtedness
A significant portion of Tropicana's indebtedness is subject to floating interest rates, which may expose it to higher interest payments.
A substantial portion of Tropicana's indebtedness is subject to floating interest rates, which makes it more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates, or a downturn in its business. As of September 30, 2012, approximately $171 million of its indebtedness, which represents the outstanding balance under its New Term Loan Facility, was subject to floating interest rates. Tropicana currently has no hedging arrangements in place to mitigate the impact of higher interest rates.
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
Railcar - Risks Related to our Railcar Segment's Leasing Business
Our Railcar segment's entry into the railcar leasing market may use significant amounts of cash, requiring additional capital and it may be unable to arrange capital on favorable terms or re-market railcars from expiring leases on favorable terms, which could adversely affect our Railcar segment's business, financial condition and results of operations.
Our Railcar segment will utilize existing cash to manufacture railcars it leases to customers, while cash from lease revenues will be received over the term of the lease or leases relating to those railcars. Depending upon the number of railcars that our Railcar segment leases and the amount of cash used in its other operations, its cash balances could be depleted, requiring it to seek additional capital. Our Railcar segment's inability to secure additional capital, on commercially reasonable terms, or at all may limit its ability to support operations, maintain or expand its existing business, or take advantage of new business opportunities. Our Railcar segment could also experience defaults on leases that could further constrain cash.
The failure to enter into commercially favorable railcar leases, re-lease or sell railcars upon lease expiration and successfully manage existing leases could materially adversely affect our Railcar segment's business, financial condition and results of operations. Our Railcar segment's ability to re-lease or sell leased railcars profitably is dependent upon several factors, including the cost of and demand for leases or ownership of newer or specific use models, and the availability in the market of other used or new railcars.
A downturn in the industries in which our Railcar segment's lessees operate and decreased demand for railcars could also increase its exposure to re-marketing risk because lessees may demand shorter lease terms or newer railcars, requiring it to re-market leased railcars more frequently. Furthermore, the resale market for previously leased railcars has a limited number of potential buyers. Our Railcar segment's inability to re-lease or sell leased railcars on favorable terms could result in lower lease rates, lower lease utilization percentages and reduced revenues.

Item 5. Other Information.
Amendments to the Registrant's Code of Ethics
On November 2, 2012, the Board of Directors of Icahn Enterprises GP, approved the Code of Ethics and Business Conduct, or the Ethics Code, which applies to all employees, directors and officers of Icahn Enterprises, Icahn Enterprises GP, Icahn Enterprises Holdings and each of their majority-owned subsidiaries. The Ethics Code amends and restates the prior Ethics Code and clarifies and updates the policies designed to promote the purposes outlined for a code of ethics in Item 406 of Regulation S-K. The Ethics Code covers topics such as conflicts of interest, corporate opportunities, disclosure obligations, compliance with laws, company property, confidentiality, fair dealing, waivers of the Ethics Code and whistle blower policy, among others. The Ethics Code took effect upon adoption by the Board of Directors of Icahn Enterprises GP.
This description is a summary and is qualified in its entirety by reference to the full text of the Ethics Code, which is filed herewith as Exhibit 14.1 and is incorporated herein by reference. The Ethics Code will be posted as soon as practicable on our website at www.ielp.com.

Item 6. Exhibits.

Exhibit No.	Description
14.1	Code of Ethics.
15.1	Letter of Grant Thornton LLP regarding unaudited interim financial information.
15.2	Letter of KPMG LLP regarding unaudited interim financial information.
15.3	Letter of Ernst & Young LLP regarding unaudited interim financial information.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.
Exhibit 101(1)
The following financial information from Icahn Enterprises' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) the Consolidated Statement of Changes in Equity for the nine months ended September 30, 2012, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (vi) the Notes to the Consolidated Financial Statements.

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

Date: November 7, 2012