Form 10-K
period 2012-12-31
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2013-03-15
CIK 813762, 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

(Commission File Number)	(Exact Name of Registrant as Specified in Its Charter) (Address of Principal Executive Offices) (Zip Code) (Telephone Number)	(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
1-9516	ICAHN ENTERPRISES L.P.	Delaware	13-3398766
767 Fifth Avenue, Suite 4700 New York, NY 10153 (212) 702-4300

333-118021-01	ICAHN ENTERPRISES HOLDINGS L.P.	Delaware	13-3398767
767 Fifth Avenue, Suite 4700 New York, NY 10153 (212) 702-4300
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Depositary Units of Icahn Enterprises L.P. Representing Limited Partner Interests	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Icahn Enterprises L.P. Yes ☐ No ☒          Icahn Enterprises Holdings L.P. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Icahn Enterprises L.P. Yes ☐ No ☒             Icahn Enterprises Holdings L.P. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Icahn Enterprises L.P. Yes ☒ No ☐             Icahn Enterprises Holdings L.P. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Icahn Enterprises L.P. Yes ☒ No ☐             Icahn Enterprises Holdings L.P. Yes ☒ No ☐
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

Icahn Enterprises L.P.		Icahn Enterprises Holdings L.P.
Large Accelerated Filer ☐	Accelerated Filer ☒	Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☐	Non-accelerated Filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Icahn Enterprises L.P. Yes ☐ No ☒          Icahn Enterprises Holdings L.P. Yes ☐ No ☒
The aggregate market value of Icahn Enterprises' depositary units held by non-affiliates of the registrant as of June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing price of depositary units on the New York Stock Exchange Composite Tape on such date was approximately $280 million.
As of March 13, 2013, there were 108,025,417 of Icahn Enterprises' depositary units outstanding.

ICAHN ENTERPRISES L.P.
ICAHN ENTERPRISES HOLDINGS L.P.

i

EXPLANATORY NOTE

This Annual Report on Form 10-K ("Report") is a joint report being filed by Icahn Enterprises L.P. and Icahn Enterprises Holdings L.P. Each registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

PART I
Item 1. Business.
Business Overview
Icahn Enterprises L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”) is a limited partnership formed in Delaware on February 17, 1987. References to "Company," "we," "our" or "us" herein include both Icahn Enterprises and Icahn Enterprises Holdings and their subsidiaries, unless the context otherwise requires.
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 11, "Debt," to the consolidated financial statements, and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned 97,764,251, or approximately 93.2%, of Icahn Enterprises' outstanding depositary units as of December 31, 2012.
Mr. Icahn's estate has been designed to assure the stability and continuation of Icahn Enterprises with no need to monetize his interests for estate tax or other purposes. In the event of Mr. Icahn's death, control of Mr. Icahn's interests in Icahn Enterprises and its general partner will be placed in charitable and other trusts under the control of senior Icahn executives and family members.
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Automotive, Energy, Gaming, Railcar, Food Packaging, Metals, Real Estate and Home Fashion. Segment and geographic information for our operating businesses, which also constitute our reporting segments, as of December 31, 2012 and 2011 and for each of the three years ended December 31, 2012 is presented in Note 15, “Segment and Geographic Reporting,” to the consolidated financial statements, included in Item 8 of this Report. Also, refer to Note 4, “Operating Units,” for additional information for each of our reporting segments.

Business Strategy and Core Strengths

The Icahn Formula
Across all of our businesses, our success is based on a simple formula: we seek to find undervalued companies in the Graham & Dodd tradition, a methodology for valuing stocks which primarily looks for deeply depressed prices. However, while the typical Graham & Dodd value investor purchases undervalued securities and waits for results, we often become actively involved in the companies we target. That activity may involve a broad range of approaches, from influencing the management of a target to take steps to improve shareholder value, to acquiring a controlling interest or outright ownership of the target company in order to implement changes that we believe are required to improve its business, and then operating and expanding that business. This activism has brought about very strong returns over the years.
Today, we are a diversified holding company owning subsidiaries engaged in the following operating businesses: Investment, Automotive, Energy, Gaming, Railcar, Food Packaging, Metals, Real Estate and Home Fashion. Through our Investment segment, we have significant positions in various investments, which include Dell Inc. (DELL), Herbalife Ltd. (HLF), Netflix (NFLX), Chesapeake Energy (CHK), Hain Celestial Group (HAIN), Forest Laboratories (FRX) and Transocean Ltd. (RIG), as of the date of this Report.

Several of our operating businesses started out as investment positions in debt or equity securities, held either directly by Icahn Enterprises or Mr. Icahn. Those positions ultimately resulted in control or complete ownership of the target company. Most recently, we acquired a controlling interest in CVR Energy, Inc. (‘‘CVR’’) which started out as a position in our Investment segment and is now an operating subsidiary that comprises our Energy segment. As of March 13, 2013, based on the closing sale price of CVR stock and distributions since we acquired control, we had a gain of over $2 billion on our purchase of CVR. The recent acquisition of CVR, like our other operating subsidiaries, reflects our opportunistic approach to value creation, through which returns may be obtained by, among other things, promoting change through minority positions at targeted companies in our Investment segment or by acquiring control of those target companies that we believed we could run more profitably ourselves.
In 2000, we began to expand our business beyond our traditional real estate activities, and to fully embrace our activist strategy. On January 1, 2000, the closing sale price of our depositary units was $7.625 per depositary unit. On March 13, 2013, our depositary units closed at $60.58 per depositary unit, representing an increase approximately 825% since January 1, 2000 (including reinvestment of distributions into additional depositary units and taking into account in-kind distributions of depositary units). Comparatively, the S&P 500, Dow Jones Industrial and Russell 2000 indices increased approximately 36%, 72% and 124%, respectively, over the same period (including reinvestment of distributions into those indices).
During the next several years, we see a favorable opportunity to follow an activist strategy that centers on the purchase of target stock and the subsequent removal of any barriers that might interfere with a friendly purchase offer from a strong buyer. Alternatively, in appropriate circumstances, we or our subsidiaries may become the buyer of target companies, adding them to our portfolio of operating subsidiaries, thereby expanding our operations through such opportunistic acquisitions. We believe that the companies that we target for our activist activities are undervalued for many reasons, often including inept management. Unfortunately for the individual investor, in particular, and the economy, in general, many poor management teams are often unaccountable and very difficult to remove.
Unlike the individual investor, we have the wherewithal to purchase companies that we feel we can operate more effectively than incumbent management. In addition, through our Investment segment, we are in a position to pursue our activist strategy by purchasing stock or debt positions and trying to promulgate change through a variety of activist approaches, ranging from speaking and negotiating with the board and CEO to proxy fights, tender offers and taking control. We work diligently to enhance value for all shareholders and we believe that the best way to do this is to make underperforming management teams and boards accountable or to replace them.
The Chairman of the Board of our general partner, Carl C. Icahn, has been an activist investor since 1980. Mr. Icahn believes that he has never seen a time for activism that is better than today. Many major companies have substantial amounts of cash. We believe that they are hoarding cash, rather than spending it, because they do not believe investments in their business will translate to earnings.
We believe that one of the best ways for many cash-rich companies to achieve increased earnings is to use their large amounts of excess cash, together with advantageous borrowing opportunities, to purchase other companies in their industries and take advantage of the meaningful synergies that could result. In our opinion, the CEOs and Boards of Directors of undervalued companies that would be acquisition targets are the major road blocks to this logical use of assets to increase value, because we believe those CEOs and Boards are not willing to give up their power and perquisites, even if they have done a poor job in administering the companies they have been running. In addition, acquirers are often unwilling to undertake the arduous task of launching a hostile campaign. This is precisely the situation in which a strong activist catalyst is necessary.
We believe that the activist catalyst adds value because, for companies with strong balance sheets, acquisition of their weaker industry rivals is often extremely compelling financially. We further believe that there are many transactions that make economic sense, even at a large premium over market. Acquirers can use their excess cash, that is earning a very low return, and/or borrow at the advantageous interest rates now available, to acquire a target company. In either case, an acquirer can add the target company’s earnings and the income from synergies to the acquirer’s bottom line, at a relatively low cost. But for these potential acquirers to act, the target company must be willing to at least entertain an offer. We believe that often the activist can step in and remove the obstacles that a target may seek to use to prevent an acquisition.
It is our belief that our strategy will continue to produce strong results in 2013 and into the future, and that belief is reflected in the action of the Board of Directors of our general partner, which announced on February 11, 2013, a decision to modify our distribution policy to increase our annual distribution to $4.00 per depositary unit. We believe that the strong cash flow and asset coverage from our operating subsidiaries will allow us to maintain a strong balance sheet and ample liquidity.
In our view Icahn Enterprises is in a virtuous cycle. By raising our distribution to our limited partners, and with the results we hope to achieve in 2013, we believe that our depositary units will give us another powerful activist tool, allowing us both to use our depositary units as currency for tender offers and acquisitions (both hostile and friendly) where appropriate, and to increase our fire power by raising additional cash through depositary unit sales. All of these factors will, in our opinion, contribute to making our activism even more efficacious, which we expect to enhance our results and stock value.

Core Strengths
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
Drive Accountability and Financial Discipline in the Management of our Business.  Our Chief Executive Officer is accountable directly to our board of directors, including the Chairman, and has day-to-day responsibility, in consultation with our Chairman, for general oversight of our business segments. We continually evaluate our operating subsidiaries with a view towards maximizing value and cost efficiencies, bringing an owner's perspective to our operating businesses. In each of these businesses, we assemble senior management teams with the expertise to run their businesses and boards of directors to oversee the management of those businesses. Each management team is responsible for the day-to-day operations of their businesses and directly accountable to its board of directors.
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
Use Activism to Unlock Value. As described above, we become actively involved in companies in which we invest.  Such activism may involve a broad range of activities, from trying to influence management in a proxy fight, to taking outright control of a company in order to bring about the change we think is required to unlock value. The key is flexibility, permanent capital and the willingness and ability to have a long-term investment horizon.

Investment
Background
Our Investment segment is comprised of certain interests that we purchased from Mr. Icahn on August 8, 2007 and the Investment Funds (as defined below). The acquisition of these interests from Mr. Icahn was accounted for as a combination of entities under common control and, therefore, we consolidated them on an as-if-pooling basis. Icahn Onshore LP (the "Onshore GP") and Icahn Offshore LP (the "Offshore GP" and, together with the Onshore GP, the "General Partners") act as general partner of Icahn Partners LP (the "Onshore Fund") and the Offshore Master Funds (as defined herein). The General Partners provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds are not offered to outside investors. Interests in the Investment Funds had been previously offered only to certain sophisticated and qualified investors on the basis of exemptions from the registration requirements of the federal securities laws and were not (and still are not) publicly available. The “Offshore Master Funds” consist of (i) Icahn Partners Master Fund LP, (ii) Icahn Partners Master Fund II LP and (iii) Icahn Partners Master Fund III LP. The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the “Investment Funds.”
As more fully disclosed in a letter to investors in the Investment Funds filed with the SEC on Form 8-K on March 7, 2011, the Investment Funds returned all fee-paying capital to their investors during 2011. Payments were funded through cash on hand and borrowings under existing credit lines.
Investment Strategy
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
Affiliate Investments
We and Mr. Icahn, along with the Investment Funds, have entered into a covered affiliate agreement, which was amended on March 31, 2011, pursuant to which Mr. Icahn agreed (on behalf of himself and certain of his affiliates, excluding Icahn Enterprises, Icahn Enterprises Holdings and their subsidiaries) to be bound by certain restrictions on their investments in any assets that the General Partners deem suitable for the Investment Funds, other than government and agency bonds and cash equivalents, unless otherwise approved by our Audit Committee. In addition, Mr. Icahn and such affiliates continue to have the right to co-invest with the Investment Funds. We have no interest in, nor do we generate any income from, any such co-investments, which have been and may continue to be substantial.
Employees
Our Investment segment is supported by an experienced team of 19 professionals as of December 31, 2012, including an investment, legal and operations group. In many cases, team members have worked together successfully and have provided business, investing and legal services for a number of years with respect to the Investment Funds' operations.

Automotive
Background
On July 3, 2008, pursuant to a stock purchase agreement with Thornwood Associates Limited Partnership ("Thornwood") and Thornwood’s general partner, Barberry Corp. ("Barberry") we acquired a majority interest in Federal-Mogul Corporation ("Federal-Mogul") for an aggregate price of $862,750,000 (or $17.00 per share, which represented a discount to Thornwood’s purchase price of such shares). Thornwood and Barberry are wholly owned by Mr. Icahn.
During 2008, we acquired an additional interest in Federal-Mogul from Thornwood, which represented the remaining shares of Federal-Mogul common stock owned by Thornwood. During 2011 and 2012, we acquired additional shares of common stock of Federal-Mogul. As of December 31, 2012, we owned approximately 77.6% of the outstanding common stock of Federal-Mogul.

Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reduction and safety systems. Federal-Mogul serves the world's foremost original equipment manufacturers (“OEM”) and servicers (“OES”) (collectively “OE”) of automotive, light, medium and heavy-duty commercial vehicles, off-road, agricultural, marine, rail, aerospace, power generation and industrial equipment, as well as the worldwide aftermarket. Federal-Mogul seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. Federal-Mogul believes that it is uniquely positioned to effectively manage the life cycle of a broad range of products to a diverse customer base. Federal-Mogul is a leading technology supplier and a market share leader in several product categories. As of December 31, 2012, Federal-Mogul had current OEM products included on more than 300 global vehicle platforms and more than 700 global powertrains used in light, medium and heavy-duty vehicles. Federal-Mogul offers premium brands, OE replacement and entry/mid level products for all aftermarket customers. Therefore, Federal-Mogul can be first to the aftermarket with new products, service expertise and customer support. This broad range of vehicle and powertrain applications reinforces Federal-Mogul's belief in its unique market position.
Effective September 1, 2012, Federal-Mogul began operating with two end-customer focused business units. The Powertrain (“PT”) business unit focuses on original equipment products for automotive, heavy duty and industrial applications. The Vehicle Components Solutions (“VCS”) business unit sells and distributes a broad portfolio of products in the global aftermarket, while also serving OE customers with products including braking, chassis, wipers and other vehicle components. The new organizational model allows for a strong product line focus benefiting both OE and aftermarket customers and enables the global Federal-Mogul teams to be responsive to customers' needs for superior products and to promote greater identification with Federal-Mogul premium brands. The division of the global Federal-Mogul business into two operating business units is expected to enhance management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases.
PT offers its customers a diverse array of market-leading products for OE applications, including pistons, piston rings, piston pins, cylinder liners, valve seats and guides, ignition products, dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, engine bearings, industrial bearings, bushings and washers, plus element resistant systems protection sleeving products, acoustic shielding and flexible heat shields. VCS offers powertrain products manufactured by PT, distributed through globally-recognized aftermarket brands to the independent aftermarket and also offers brake disc pads, brake linings, brake blocks, brake system components, chassis products, wipers, and other products lines to OEM, OES and aftermarket customers.
Federal-Mogul has operations in 34 countries and, accordingly, all of Federal-Mogul's product groups derive sales from both domestic and international markets. The attendant risks of Federal-Mogul's international operations are primarily related to currency fluctuations, changes in local economic and political conditions, extraterritorial effects of United States laws such as the Foreign Corrupt Practices Act, and changes in laws and regulations.
Federal-Mogul is a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC") and is publicly available.
Strategy

Federal-Mogul's strategy is designed to create sustainable global profitable growth by leveraging existing and developing new competitive advantages. This strategy consists of the following primary elements:

•	Provide value-added products to customers in all markets served through leading technology and innovation;

•	Develop products to enable increased fuel economy and reduce vehicle emissions, plus enable the use of alternative energies;

•	Utilize the Company's leading technology resources to develop advanced and innovative products, processes and manufacturing capabilities;

•	Offer leading technology and innovation in visibility, vehicle control and stability to help vehicle makers meet safety and performance specifications critical for customer satisfaction;

•	Extend the Company's global reach to support its OE customers, furthering its relationships with leading Asian OEs and strengthening market share with U.S. and European OEs;

•
Assess acquisition and investment opportunities that provide product line expansion, technological advancements, geographic positioning, penetration of emerging markets (including the “BRIC” markets of Brazil, Russia, India and China) and market share growth;

•	Leverage the strength of the Company's global aftermarket leading brand positions, product portfolio and range, marketing and selling expertise, and distribution and logistics capabilities; and

•
Aggressively pursue cost competitiveness in all business segments by continuing to drive productivity in existing operations, consolidating and relocating manufacturing operations to best cost countries, utilizing the Company's strategic joint ventures and alliances, and rationalizing business resources and infrastructure.

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
Each of Federal-Mogul's business units is engaged in engineering, research and development efforts working closely with customers to develop custom solutions to meet their needs. Total expenditures for research and development activities, including product engineering and validation costs, were $179 million, $172 million and $156 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Restructuring Activities
Federal-Mogul's restructuring activities are undertaken as necessary to execute its strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately to achieve net cost reductions. These restructuring activities include efforts to integrate and rationalize businesses and to relocate manufacturing operations to best cost markets.
Federal-Mogul's restructuring activities are further discussed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 4, “Operating Units,” to the consolidated financial statements, included in Item 8 of this Report.
Products
The following provides an overview of products manufactured and distributed by Federal-Mogul by product group:

•
Powertrain.   The PT product group primarily represents Federal-Mogul's OEM business. About 90% of PT's revenue is to OEM customers, with the remaining 10% of its revenue being sold directly to Federal-Mogul's VCS product group for eventual distribution, by VCS, to customers in the independent aftermarket.

PT operates 78 manufacturing sites in 18 countries, serving a large number of major automotive, heavy-duty, marine and industrial customers worldwide. Powertrain derived 33% of its 2012 OE sales in North America, 50% in EMEA and 17% in the rest of the world (“Rest of World” or “ROW”).

Federal-Mogul is one of the world's leading powertrain component and assembly providers. Comprehensive design capability and an extensive product portfolio enable effective delivery of a broad range of engine, transmission and driveline components as well as engineered solutions to improve fuel economy, reduce emissions or enhance vehicle performance and durability. Products in this product group include pistons, piston rings, piston pins, cylinder liners, valve seats and guides, engine bearings, industrial bearings, bushings and washers, ignition products, dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, element resistant systems protection sleeving products, flexible heat shields, sintered engine and transmission components, fuel pumps, lighting products and metallic filters. PT products are used in automotive, motorcycle, light truck, heavy-duty, industrial, commercial equipment (construction, agricultural, power generation, marine and railway), aerospace, and small air-cooled engine applications.

•
Vehicle Components Solutions. VCS primarily represents Federal-Mogul's aftermarket business. About 75% of VCS's revenue is to customers in the independent aftermarket, with the remaining 25% sold to the OE/OES market. VCS operates 32 wholly owned manufacturing sites in 15 countries and 15 distribution centers in 10 countries, and derived 61% of its sales throughout North America, 32% in EMEA and 7% in Rest of World.

VCS sells products manufactured within both PT and VCS as well as certain products purchased from outside suppliers into the independent automotive, heavy-duty and specialty replacement markets. Through global market insight, supply chain expertise and brand and product line management, aftermarket customers worldwide benefit from Federal-Mogul's extensive technology and manufacturing expertise. Federal-Mogul markets a broad portfolio of leading brands and products that are designed to solve a problem, facilitate installation and improve safety, durability and vehicle performance. This portfolio is organized into product categories that provide comprehensive vehicle solutions.

VCS manufactures braking, chassis, sealing and wiper products which are sold both to aftermarket and to OE / OES customers.
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
The OE Market.  Demand for component parts in the OE market is generally a function of the number of new vehicles produced, which is driven by macro-economic factors such as economic growth, interest rates, fuel prices, consumer confidence, employment trends, regulatory requirements and trade agreements. Although OE demand is tied to planned vehicle production, parts suppliers also have the opportunity to grow through increasing their product content per vehicle, by increasing market share and by expanding into new or emerging markets. Companies with a global presence, leading technology and innovation, and advanced product engineering, manufacturing and customer support capabilities are best positioned to take advantage of these opportunities.
The Aftermarket Business.   Aftermarket products for current production and previous models are sold directly to a wide range of distributors, retail parts stores and mass merchants who distribute these products to professional service providers and “do-it-yourself” consumers. Demand for aftermarket products is driven by many factors, including the number of vehicles in operation, the average age of the vehicle fleet, the durability of OE parts and vehicle usage. Although the number of vehicles on the road and different models available continue to increase, the aftermarket business has experienced softness due to increases in average useful lives of automotive parts resulting from continued technological advancements and resulting improvements in durability. More recently, the aftermarket business has been negatively impacted by increased competition, particularly from low cost regions and the growth of private brands at certain customers and migration to mid-grade products in certain product categories.
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
Federal-Mogul's aftermarket customers include independent warehouse distributors who redistribute products to local parts suppliers, distributors of heavy-duty vehicular parts, engine rebuilders, retail parts stores and mass merchants. The breadth of Federal-Mogul's product lines, the strength of its leading brand names, marketing expertise, sizable sales force, and its distribution and logistics capability are central to the success of Federal-Mogul's VCS operations.
No individual customer accounted for more than 6% of our Automotive segment net sales during 2012.
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
Raw Materials and Suppliers
Federal-Mogul purchases various raw materials and component parts for use in its manufacturing processes, including ferrous and non-ferrous metals, non-metallic raw materials, stampings, castings and forgings. Federal-Mogul also purchases parts manufactured by other manufacturers for sale in the aftermarket. Federal-Mogul has not experienced any significant shortages of raw materials, components or finished parts and normally does not carry inventories of raw materials or finished parts in excess of those reasonably required to meet its production and shipping schedules. In 2012, no outside supplier of Federal-Mogul provided products that accounted for more than 2% of Federal-Mogul's annual purchases.

Seasonality
Federal-Mogul's business is moderately seasonal because many North American customers typically close assembly plants for two weeks in July for model year changeovers, and for an additional week during the December holiday season. Customers in Europe historically shut down vehicle production during portions of July and August and one week in December. Shut-down periods in the rest of the world generally vary by country. The aftermarket experiences seasonal fluctuations in sales due to demands caused by weather and driving patterns. Historically, Federal-Mogul's sales and operating profit have been the strongest in its second quarter.
Impact of Environmental Regulations
Federal-Mogul's operations, consistent with those of the manufacturing sector in general, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environmental control activities did not have a material impact on Federal-Mogul's financial position or cash flows in 2012 and are not expected to have a material impact on Federal-Mogul's financial position or cash flows in 2013.
Intellectual Property
Federal-Mogul holds in excess of 5,700 patents and patent applications on a worldwide basis, of which more than 1,100 have been filed in the United States. Of the approximately 5,700 patents and patent applications, approximately 30% are in production use and/or are licensed to third parties, and the remaining 70% are being considered for future production use or provide a strategic technological benefit to Federal-Mogul.
Federal-Mogul does not materially rely on any single patent, nor will the expiration of any single patent materially affect Federal-Mogul's business. Federal-Mogul's current patents expire over various periods into the year ending December 31, 2033. Federal-Mogul is actively introducing and patenting new technology to replace formerly patented technology before the expiration of the existing patents. In the aggregate, Federal-Mogul's worldwide patent portfolio is materially important to its business because it enables Federal-Mogul to achieve technological differentiation from its competitors.
Federal-Mogul also maintains more than 6,400 active trademark registrations and applications worldwide. In excess of 90% of these trademark registrations and applications are in commercial use by Federal-Mogul or are licensed to third parties.
Employees
Federal-Mogul had approximately 45,000 employees as of December 31, 2012.
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

Energy
Background
We conduct our Energy segment through our majority ownership in CVR Energy, Inc. ("CVR"). We acquired a controlling interest in CVR on May 4, 2012. Refer to Note 3, "Acquisition," for further details.  CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (“CVR Refining” or the “Refining Partnership”) and CVR Partners, LP (“CVR Partners” or the “Nitrogen Fertilizer Partnership”). The Refining Partnership is an independent petroleum refiner and marketer of high value transportation fuels. The Nitrogen Fertilizer Partnership produces nitrogen fertilizers in the form of ammonia and urea ammonium nitrate ("UAN"). CVR owns the general partner and a majority of the common units representing limited partner interests in each of the Refining Partnership and the Nitrogen Fertilizer Partnership.
CVR is a reporting company under the Exchange Act and files annual, quarterly and current reports, proxy statements and other information with the SEC and is publicly available.
As of December 31, 2012, Icahn Enterprises owned 82.0% of the total outstanding common stock of CVR.
Petroleum Business
On January 23, 2013, the Refining Partnership completed its initial public offering of its common units representing limited partner interests (the “Refining Partnership IPO”). The Refining Partnership sold 24,000,000 common units at a price of $25.00 per common unit, resulting in gross proceeds of $600 million, before giving effect to underwriting discounts and other offering costs. Of the common units issued, 4,000,000 units were purchased by a wholly owned subsidiary of Icahn Enterprises. Additionally, on January 30, 2013, the underwriters closed their option to purchase an additional 3,600,000 common units at a price of $25.00 per common unit resulting in gross proceeds of $90 million, before giving effect to underwriter discounts and other offering costs. The common units, which are listed on the NYSE, began trading on January 17, 2013 under the symbol “CVRR.”
Following the Refining Partnership IPO, CVR indirectly owns approximately 81% of the Refining Partnership's outstanding common units and 100% of the Refining Partnership's general partner, which holds a non-economic general partner interest. As of December 31, 2012, prior to the Refining Partnership IPO, CVR owned 100% of the Refining Partnership.
CVR's petroleum business includes a 115,000 bpd complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a 70,000 bpd crude oil unit refinery in Wynnewood, Oklahoma. The combined crude capacity represents approximately 22% of the region's refining capacity. The Coffeyville refinery is situated on approximately 440 acres in southeast Kansas, approximately 100 miles from Cushing, Oklahoma, a major crude oil trading and storage hub. The Wynnewood refinery is situated on approximately 400 acres located approximately 65 miles south of Oklahoma City, Oklahoma and approximately 130 miles from Cushing, Oklahoma.
In addition to the refineries, CVR's petroleum business owns and operates the following: (1) a crude oil gathering system with a gathering capacity of approximately 50,000 bpd serving Kansas, Oklahoma, Missouri, Nebraska and Texas, (2) a rack marketing division supplying product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and at throughput terminals on Magellan Midstream Partners L.P. ("Magellan") and NuStar Energy, LP's ("NuStar") refined products distribution systems, (3) a 145,000 bpd pipeline system (supported by approximately 350 miles of CVR's owned and leased pipeline) that transports crude oil to its Coffeyville refinery from its Broome Station tank farm and associated crude oil storage tanks with a capacity of 1.2 million barrels, (4) crude oil storage tanks with a capacity of 0.5 million barrels in Wynnewood, Oklahoma, (5) an additional 3.3 million barrels of leased storage capacity located in Cushing, Oklahoma and other locations and (6) 1.0 million barrels of company owned crude oil storage in Cushing, Oklahoma.
Crude and Feedstock Supply
The Coffeyville refinery has the capability to process blends of a variety of crude oil ranging from heavy sour to light sweet crude oil. Currently, the Coffeyville refinery crude oil slate consists of a blend of mid-continent domestic grades, various Canadian medium and heavy sours and sweet synthetics. The early June 2012 reversal of the Seaway Pipeline that now flows from Cushing, Oklahoma to the U.S. Gulf Coast has eliminated the ability to source foreign waterborne crude from around the world, as well as deepwater U.S. Gulf of Mexico produced sweet and sour crude oil grades. While crude oil has historically constituted over 90% of the Coffeyville refinery's total throughput over the last five years, other feedstock inputs include normal butane, natural gasoline, alkylation feeds, naphtha, gas oil and vacuum tower bottoms.
The Wynnewood refinery has the capability to process blends of a variety of crude oil ranging from medium sour to light sweet crude oil, although isobutane, gasoline components, and normal butane are also typically used. Historically most of the Wynnewood refinery's crude oil has been acquired domestically, mainly from Texas and Oklahoma.
Crude oil is supplied to the Coffeyville and Wynnewood refineries through CVR's wholly‑owned gathering system and by pipeline. The petroleum business has continued to increase the number of barrels of crude oil supplied through its crude oil gathering system in 2012 and it now has the capacity of supplying approximately 50,000 bpd of crude oil to the refineries. For the period May 5, 2012 through December 31, 2012, the gathering system supplied approximately 35% of the Coffeyville refinery's crude oil demand and 12% of the Wynnewood refinery's crude oil demand, respectively. Crude oils sourced outside of the proprietary gathering system are delivered to the Coffeyville and Wynnewood refineries through various pipelines including Basin, Keystone and Spearhead pipelines and CVR's own 145,000 bpd proprietary pipeline system.
For the period May 5, 2012 through December 31, 2012, the Coffeyville refinery's crude oil supply blend was comprised of approximately 79% light sweet crude oil, 6% light/medium sour crude oil and 15% heavy sour crude oil. For the period May 5, 2012 through December 31, 2012, the Wynnewood refinery's crude oil supply blend was comprised of approximately 73% sweet crude oil and 27% light/medium sour crude oil. The light sweet crude oil includes its locally gathered crude oil.
The Coffeyville refinery is connected to the mid-continental natural gas liquids commercial hub of Conway, Kansas by the inbound Enterprise Pipeline Blue Line. Natural gas liquids feedstock supplies such as butanes and natural gasoline are sourced and delivered directly into the refinery. In addition, Coffeyville's proximity to Conway provides access to the natural gas liquid and LPG fractionation and storage capabilities as well as the commercial markets available at Conway.
The outbound Enterprise Pipeline Red Line provides Coffeyville with access to the NuStar Refined Products Pipeline system. This allows gasoline and ultra-low sulfur diesel product sales from Kansas up to North Dakota.

Crude Oil Supply Agreement
In August 2012, the petroleum business entered into a Crude Oil Supply Agreement (the “Vitol Agreement”) with Vitol Inc. (“Vitol”). The Vitol Agreement amends and restates the Crude Oil Supply Agreement between the petroleum business and Vitol dated March 30, 2011, as amended. Under the agreement, Vitol supplies CVR with crude oil and intermediation logistics, which helps it to reduce the Refining Partnership's inventory position and mitigate crude oil pricing risk.
The Vitol Agreement has an initial term commencing August 31, 2012 and extending through December 31, 2014. Following the initial term, the Vitol Agreement will automatically renew for successive one-year terms unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of the initial Term or any renewal term. Notwithstanding the foregoing, the petroleum business has an option to terminate the Vitol Agreement effective December 31, 2013 by providing written notice of termination to Vitol on or before May 1, 2013.
Marketing and Distribution
The petroleum business focuses its Coffeyville petroleum product marketing efforts in the central mid-continent area, because of its relative proximity to the refinery and pipeline access. Coffeyville also has access to the Rocky Mountain area. Coffeyville engages in rack marketing, which is the supply of product through tanker trucks directly to customers located in close geographic proximity to the refinery and to customers at throughput terminals on the refined products distribution systems of Magellan and NuStar. Coffeyville also makes bulk sales (sales into third party pipelines) into the mid-continent markets and other destinations utilizing the product pipeline networks owned by Magellan, Enterprise Pipeline Red Line and NuStar.
The Wynnewood refinery ships its finished product via pipeline, rail car, and truck. It focuses its efforts in the southern portion of the Magellan system which covers all of Oklahoma, parts of Arkansas as well as eastern Missouri, and all other Magellan terminals. The pipeline system is able to flow in the opposite direction, providing access to Texas markets as well as some adjoining states with pipeline connections. Wynnewood also sells jet fuel to the U.S. Department of Defense via its segregated truck rack and can offer asphalts, solvents and other specialty products via both truck and rail.
Customers
Customers for the refined petroleum products primarily include retailers, railroads, and farm cooperatives and other refiners/marketers in Group 3 of the PADD II region because of their relative proximity to the refineries and pipeline access. The petroleum business sells bulk products to long-standing customers at spot market prices based on a Group 3 basis differential to prices quoted on the New York Mercantile Exchange (“NYMEX”), which are reported by industry market related indices such as Platts and Oil Price Information Service.
The petroleum business also has a rack marketing business supplying product through tanker trucks directly to customers located in proximity to the Coffeyville and Wynnewood refineries, as well as to customers located at throughput terminals on refined products distribution systems run by Magellan and NuStar. Rack sales are at posted prices that are influenced by competitor pricing and Group 3 spot market differentials. Additionally, the Wynnewood refinery supplies jet fuel to the U.S. Department of Defense. For the period May 5, 2012 through December 31, 2012, the two largest customers accounted for approximately 10% and 9% of the petroleum business sales and approximately 52% of the petroleum business sales were made to its ten largest customers.
Competition
The petroleum business competes primarily on the basis of price, reliability of supply, availability of multiple grades of products and location. The principal competitive factors affecting its refining operations are cost of crude oil and other feedstock costs, refinery complexity, refinery efficiency, refinery product mix and product distribution and transportation costs. The location of the refineries provides the petroleum business with a reliable supply of crude oil and a transportation cost advantage over its competitors. The petroleum business primarily competes against five refineries operated in the mid-continent region. In addition to these refineries, the refineries compete against trading companies, as well as other refineries located outside the region that are linked to the mid-continent market through an extensive product pipeline system. These competitors include refineries located near the Gulf Coast and the Texas panhandle region. The petroleum business refinery competition also includes branded, integrated and independent oil refining companies, such as Phillips 66, HollyFrontier, NCRA, Valero, Flint Hills Resources and CHS.
Seasonality
The petroleum business experiences seasonal effects as demand for gasoline products is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and road construction work. Demand for diesel fuel is higher during the planting and harvesting seasons. As a result, the petroleum business' results of operations for the first and fourth calendar quarters are generally lower than for those for the second and third calendar quarters. In addition, unseasonably cool weather in the summer months and/or unseasonably warm weather in the winter months in the markets in which the petroleum business sells its petroleum products can impact the demand for gasoline and diesel fuel. The demand for asphalt is also seasonal and is generally higher during the months of March through October.
Nitrogen Fertilizer Business
The nitrogen fertilizer business consists of CVR's interest in CVR Partners. CVR owns the general partner of CVR Partners and approximately 70% of the common units of CVR Partners as of December 31, 2012. The nitrogen fertilizer business produces and distributes nitrogen fertilizer products, which are used primarily by farmers to improve the yield and quality of their crops. The nitrogen fertilizer business' principal products are ammonia and UAN. The nitrogen fertilizer business' product sales are heavily weighted toward UAN and all of its products are sold on a wholesale basis. The nitrogen fertilizer manufacturing facility is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. The facility includes a 1,225 ton-per-day ammonia unit, a 2,025 ton-per-day UAN unit and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. The nitrogen fertilizer business upgrades a majority of the ammonia it produces to higher margin UAN fertilizer, an aqueous solution of urea and ammonium nitrate which has historically commanded a premium price over ammonia. For the period May 5, 2012 through December 31, 2012, the nitrogen fertilizer business produced 257,725 tons of ammonia, of which approximately 67% was upgraded into 421,524 tons of UAN.
The nitrogen fertilizer business is expanding its existing asset base and utilizing the experience of its and CVR Energy's management teams to execute our growth strategy, which includes expanding production of UAN and acquiring and building additional infrastructure and production assets. The nitrogen fertilizer business completed construction on a UAN expansion in February 2013 which will enable it to increase UAN production capacity by 400,000 tons per year, or approximately 50%.
Raw Material Supply
 The primary raw material feedstock utilized in our nitrogen fertilizer production process is pet coke, which is produced during the crude oil refining process. In contrast, substantially all of CVR's nitrogen fertilizer competitors use natural gas as their primary raw material feedstock. Historically, pet coke has been less expensive than natural gas on a per ton of fertilizer produced basis and pet coke prices have been more stable when compared to natural gas prices. CVR believes its nitrogen fertilizer business has historically been a lower cost producer and marketer of ammonia and UAN fertilizers in North America.
On average, during the past five years, over 70% of the nitrogen fertilizer business' pet coke requirements were supplied by CVR Refining's adjacent crude oil refinery pursuant to a renewable long-term agreement. Historically the nitrogen fertilizer business has obtained the remainder of its pet coke requirements from third parties such as other Midwestern refineries or pet coke brokers at spot-prices. During 2012, the Nitrogen Fertilizer Partnership entered into a pet coke supply agreement with HollyFrontier Corporation. The initial term ends in December 2013 and is subject to renewal. If necessary, the gasifier can also operate on low grade coal as an alternative.
Linde LLC (“Linde”) owns, operates, and maintains the air separation plant that provides contract volumes of oxygen, nitrogen, and compressed dry air to the gasifier for a monthly fee. The nitrogen fertilizer business provides and pays for all utilities required for operation of the air separation plant. The agreement with Linde expires in 2020.
The nitrogen fertilizer business imports start-up steam for the nitrogen fertilizer plant from the adjacent Coffeyville crude oil refinery, and then exports steam back to the adjacent crude oil refinery once all units in the nitrogen fertilizer plant are in service. Monthly charges and credits are recorded with steam valued at the natural gas price for the month.
Nitrogen Production Process
The nitrogen fertilizer plant was completed in 2000 and is the newest nitrogen fertilizer plant built in North America. The nitrogen fertilizer plant has two separate gasifiers to provide redundancy and reliability. The plant uses a gasification process to convert pet coke to high purity hydrogen for subsequent conversion to ammonia. The nitrogen fertilizer plant is capable of processing approximately 1,400 tons per day of pet coke from the Coffeyville crude oil refinery and third party sources and converting it into approximately 1,200 tons per day of ammonia. A majority of the ammonia is converted to approximately 2,000 tons per day of UAN.
The nitrogen fertilizer business schedules and provides routine maintenance to its critical equipment using its own maintenance technicians. Pursuant to a Technical Services Agreement with an affiliate of the General Electric Company (“General Electric”), which licenses the gasification technology to the nitrogen fertilizer business, General Electric experts provide technical advice and technological updates from their ongoing research as well as other licensees' operating experiences. The pet coke gasification process is licensed from General Electric pursuant to a license agreement that is fully paid. The license grants the nitrogen fertilizer business perpetual rights to use the pet coke gasification process on specified terms and conditions.

Distribution, Sales and Marketing
The nitrogen fertilizer business markets the ammonia products to industrial and agricultural customers and the UAN products to agricultural customers. The demand for nitrogen fertilizers occurs during three key periods. The highest level of ammonia demand is traditionally in the spring pre-plant, from March through May. The second‑highest period of demand occurs during fall pre-plant in late October and November. The summer wheat pre-plant occurs in August and September. In addition, smaller quantities of ammonia are sold in the off-season to fill available storage at the dealer level.
The primary geographic markets for the nitrogen fertilizer business' fertilizer products are Kansas, Missouri, Nebraska, Iowa, Illinois, Colorado and Texas. The UAN market is primarily located near the Union Pacific Railroad lines or destinations that can be supplied by truck. The ammonia market is primarily located near the Burlington Northern Santa Fe or Kansas City Southern Railroad lines or destinations that can be supplied by truck.
Ammonia and UAN are distributed by truck or by railcar. If delivered by truck, products are sold on a freight-on-board basis, and freight is normally arranged by the customer. The nitrogen fertilizer business leases and owns a fleet of railcars for use in product delivery, and also negotiates with distributors that have their own leased railcars to utilize these assets to deliver products. The nitrogen fertilizer business operates two truck loading and four rail loading racks for each of ammonia and UAN, with an additional four rail loading racks for UAN. The nitrogen fertilizer business owns all of the truck and rail loading equipment at the nitrogen fertilizer facility. The nitrogen fertilizer business utilizes a two million gallon UAN storage tank and related truck and rail car load-out facilities located in Phillipsburg, Kansas. The property that this terminal was constructed on is owned by a subsidiary of CVR Refining, who operates the terminal.
The nitrogen fertilizer business uses forward sales of fertilizer products to optimize its asset utilization, planning process and production scheduling. These sales are made by offering customers the opportunity to purchase product on a forward basis at prices and delivery dates that it proposes. The nitrogen fertilizer business uses this program to varying degrees during the year and between years depending on market conditions and has the flexibility to increase or decrease forward sales depending on management's view as to whether price environments will be increasing or decreasing. Fixing the selling prices of nitrogen fertilizer products months in advance of their ultimate delivery to customers typically causes the nitrogen fertilizer business reported selling prices and margins to differ from spot market prices and margins available at the time of shipment. Cash received as a result of prepayments is recognized as deferred revenue on the balance sheet upon receipt; revenue and resultant net income are recorded as the product is actually delivered to the customer.
Customers
The nitrogen fertilizer business sells ammonia to agricultural and industrial customers. Based upon a three-year average, the nitrogen fertilizer business has sold approximately 87% of the ammonia it produces to agricultural customers primarily located in the mid-continent area between North Texas and Canada, and approximately 13% to industrial customers. Agricultural customers include distributors such as MFA, United Suppliers, Inc., Brandt Consolidated Inc., Gavilon Fertilizer LLC, Transammonia, Inc., Agri Services of Brunswick, LLC, Interchem, and CHS Inc. Industrial customers include Tessenderlo Kerley, Inc., National Cooperative Refinery Association, and Dyno Nobel, Inc. The nitrogen fertilizer business sells UAN products to retailers and distributors. Given the nature of its business, and consistent with industry practice, the nitrogen fertilizer business does not have long-term minimum purchase contracts with any of its customers.
For the period May 5, 2012 through December 31, 2012, the top five ammonia customers in the aggregate represented 62% of the nitrogen fertilizer business' ammonia sales and the top five UAN customers in the aggregate represented 44% of the nitrogen fertilizer business' UAN sales. For the period May 5, 2012 through December 31, 2012, the two largest customers accounted for approximately 10% and 12% of the nitrogen fertilizer business' sales.
Competition
Competition in the nitrogen fertilizer industry is dominated by price considerations. However, during the spring and fall application seasons, farming activities intensify and delivery capacity is a significant competitive factor. The nitrogen fertilizer business maintains a large fleet of leased and owned rail cars and seasonally adjusts inventory to enhance its manufacturing and distribution operations.
Domestic competition, mainly from regional cooperatives and integrated multinational fertilizer companies, is intense due to customers' sophisticated buying tendencies and production strategies that focus on cost and service. Also, foreign competition exists from producers of fertilizer products manufactured in countries with lower cost natural gas supplies. In certain cases, foreign producers of fertilizer who export to the United States may be subsidized by their respective governments. The nitrogen fertilizer business' major competitors include Agrium, Koch Nitrogen, Potash Corporation and CF Industries.
Based on third‑party expert data regarding total U.S. demand for UAN and ammonia, we estimate that the nitrogen fertilizer plant's UAN production in 2012 represented approximately 5% of the total U.S. demand and that the net ammonia produced and marketed at Coffeyville represented less than 1% of the total U.S. demand.

Seasonality
Because the nitrogen fertilizer business primarily sells agricultural commodity products, its business is exposed to seasonal fluctuations in demand for nitrogen fertilizer products in the agricultural industry. As a result, the nitrogen fertilizer business typically generates greater net sales in the first half of each calendar year, which we refer to as the planting season, and its net sales tend to be lower during the second half of each calendar year, which we refer to as the fill season.
Environmental Matters
CVR's petroleum and nitrogen fertilizer businesses are subject to extensive and frequently changing federal, state and local, environmental and health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, the storage, handling, use and transportation of petroleum and nitrogen products, and the characteristics and composition of gasoline and diesel fuels. These laws and regulations, their underlying regulatory requirements and the enforcement thereof impact the petroleum business and operations and the nitrogen fertilizer business and operations by imposing:

•	restrictions on operations or the need to install enhanced or additional controls;

•	the need to obtain and comply with permits, licenses and authorizations;

•	requirements for the investigation and remediation of contaminated soil and groundwater at current and former facilities (if any) and liability for off-site waste disposal locations; and

•	specifications for the products marketed by the petroleum business and the nitrogen fertilizer business, primarily gasoline, diesel fuel, UAN and ammonia.
CVR's operations require numerous permits, licenses and authorizations. Failure to comply with these permits or environmental laws and regulations could result in fines, penalties or other sanctions or a revocation of CVR's permits. In addition, the laws and regulations to which CVR is subject are often evolving and many of them have become more stringent or have become subject to more stringent interpretation or enforcement by federal or state agencies. The ultimate impact on CVR's complying with evolving laws and regulations is not always clearly known or determinable due in part to the fact that its operations may change over time and certain implementing regulations for laws, such as the federal Clean Air Act, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs.
Safety, Health and Security Matters
CVR operates a comprehensive safety, health and security program, with participation by employees at all levels of the organization. CVR has developed comprehensive safety programs aimed at preventing OSHA recordable incidents. Despite CVR's efforts to achieve excellence in its safety and health performance, there can be no assurances that there will not be accidents resulting in injuries or even fatalities. CVR routinely audits its programs and consider improvements in its management systems.
The Wynnewood refinery has been the subject of a number of OSHA inspections since 2006. As a result of these inspections, the Wynnewood refinery has entered into four OSHA settlement agreements in 2008, pursuant to which it has agreed to undertake certain studies, conduct abatement activities, and revise and enhance certain OSHA compliance programs. The remaining costs associated with implementing these studies, abatement activities and program revisions are not expected to exceed $1 million.
Employees
As of December 31, 2012, 832 employees were employed by the petroleum business, 139 were employed by the nitrogen fertilizer business and 120 employees were employed by CVR at its offices in Sugar Land, Texas, Kansas City, Kansas and Oklahoma City, Oklahoma. These employees are covered by health insurance, disability and retirement plans established by CVR.
As of December 31, 2012, the Coffeyville refinery employed approximately 570 of the petroleum business employees, about 53% of whom were covered by a collective bargaining agreement. These employees are affiliated with six unions of the Metal Trades Department of the AFL-CIO (“Metal Trade Unions”) and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO-CLC (“United Steelworkers”). A new collective bargaining agreement, which covers union members who work directly at the Coffeyville refinery, was entered into with the Metal Trade Unions effective December 2012 and is effective through March 2017. No substantial changes were made to the prior agreement. In addition, a new collective bargaining agreement, which covers the balance of CVR's unionized employees who work in the terminalling and related operations, was entered into with the United Steelworkers in March 2012. The United Steelworkers collective bargaining agreement is effective through March 2015 and automatically renews on an annual basis thereafter unless a written notice is received sixty days in advance of the relevant expiration date. There were no substantial changes to the prior agreement.
As of December 31, 2012, the Wynnewood refinery employed approximately 260 people, about 62% of whom were represented by the International Union of Operating Engineers. The collective bargaining agreement with the International Union of Operating Engineers with respect to the Wynnewood refinery expires in June 2015. CVR believes that its relationship with its employees is good.

Gaming
Background
On March 8, 2010, (the ''Effective Date''), Tropicana Entertainment Inc. ("Tropicana") completed the acquisition of certain assets of its predecessor, Tropicana Entertainment, LLC, and certain subsidiaries and affiliates thereof (together, the ''Predecessors'') and Tropicana Resort and Casino-Atlantic City (''Tropicana AC''). Such transactions, referred to as the ''Restructuring Transactions,'' were effected pursuant to the Joint Plan of Reorganization of Tropicana Entertainment, LLC (''Tropicana LLC'') and Certain of Its Debtor Affiliates Under Chapter 11 of the Bankruptcy Code, filed with the United States Bankruptcy Court for the District of Delaware on January 8, 2009, as amended (the ''Plan''). As a result of the Restructuring Transactions pursuant to the Plan, the Investment Funds received shares of Tropicana common stock.
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
During the year ended December 31, 2012, we acquired additional shares of Tropicana common stock.  As of December 31, 2012, we owned approximately 67.9% of the total outstanding common stock of Tropicana.
Tropicana is an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. Tropicana primarily caters to local and regional guests to provide a fun and exciting gaming environment with high-quality and high-value lodging, dining, retail and entertainment amenities. Tropicana's properties offer a broad array of gaming options specifically tailored for its patrons in each market. Tropicana's U.S. properties include the following casinos:

•	Laughlin, Nevada - Tropicana Laughlin Hotel and Casino and River Palms Hotel and Casino;

•	South Lake Tahoe, Nevada - Montbleu Casino Resort & Spa;

•	Atlantic City, New Jersey - Tropicana AC;

•	Evansville, Indiana - Casino Aztar Evansville;

•	Baton Rouge, Louisiana - Belle of Baton Rouge Casino and Hotel; and

•	Greenville, Mississippi - Tropicana Greenville.
Competition
Tropicana owns land-based and riverboat casino facilities in five states and one casino resort development located on the island of Aruba. Tropicana competes with numerous casinos and casino hotels of varying quality and size in the market areas where its properties are located and with other forms of legalized gaming in the United States, including state-sponsored lotteries, racetracks, off-track wagering, video lottery and video poker terminals and card parlors. Tropicana also competes with other non-gaming resorts and vacation areas, and with various other entertainment businesses. The casino entertainment business is characterized by competitors that vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity.

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
Tropicana's operating results can be adversely affected by costs associated with advertising, promotions and complimentary services to patrons, the amount and timing of which may be affected by the policies of its properties' competitors and their efforts to keep pace with them. If Tropicana's operating revenues are insufficient to allow it to match the promotions of competitors, the number of its casino patrons may decline, which may have a material adverse effect on its financial performance. In addition, some of Tropicana's competitors have significantly greater financial resources than it has, and as a result Tropicana may not be able to successfully compete with them in the future.
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
Governmental Regulation
The ownership and operation of Tropicana's gaming facilities are subject to pervasive regulation under the laws and regulations of each of the five states in which it operates as well as in Aruba where Tropicana operates a temporary casino. Gaming laws generally are based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local revenues derived through taxes and licensing fees imposed on the gaming industry participants as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish procedures to ensure that participants in the gaming industry meet certain standards of character and fitness.
Typically, a jurisdiction's regulatory environment is established by statute and is administered by a regulatory agency with broad discretion to regulate, among other things, the affairs of owners, managers and persons with financial interests in gaming operations.
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
Other Regulations
Tropicana is subject to various federal, state and local laws and regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, currency transactions, employees, taxation, zoning and building codes, marketing and advertising, vessels and permanently moored craft. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted.

Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect Tropicana's business.
Employees
As of December 31, 2012, Tropicana had approximately 6,700 employees and had collective bargaining agreements with several unions covering approximately 2,400 of those employees, substantially all of whom are employed at Tropicana AC, Belle of Baton Rouge and Casino Aztar Evansville. Tropicana periodically experiences challenges in negotiating collective bargaining agreements with certain unions. In September 2011, a collective bargaining agreement with UNITE HERE Local 54 covering approximately 1,100 employees at Tropicana AC expired and Tropicana AC is presently operating without an agreement with this union. In 2012, several UNITE HERE Local 54 union protest rallies caused certain labor disruptions at Tropicana AC. We cannot assure that this situation will not result in additional labor disruptions at Tropicana AC.

Railcar
Background
On January 15, 2010, we acquired a 54.3% controlling interest in American Railcar Industries, Inc. ("ARI") from affiliates of Mr. Icahn. The acquisition of ARI has been treated as an acquisition of an entity under common control that requires us to consolidate the financial results of ARI on an as-if-pooling basis. During 2011, we acquired additional shares of ARI common stock. As of December 31, 2012, we owned approximately 55.6% of the total outstanding common stock of ARI.
On August 17, 2012, AEP Leasing LLC ("AEP Leasing"), a wholly owned subsidiary of Icahn Enterprises, was formed for the purpose of leasing railcars. AEP Leasing began purchasing railcars from ARI in the third quarter of 2012 with terms and pricing not less favorable to ARI than the terms and pricing available to unaffiliated third parties. For 2012, AEP Leasing's revenues were approximately 13% of our total railcar segment's leasing revenues.
Business
ARI is a leading North American designer and manufacturer of hopper and tank railcars. ARI provides its railcar customers with integrated solutions through a comprehensive set of high-quality products and related services through its manufacturing, leasing and railcar services operations. ARI's manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. ARI's and AEP Leasing's railcar leasing consists of railcars manufactured by ARI and leased to third parties under operating leases. ARI's Railcar services consists of railcar repair services, engineering and engineering and field services and fleet management services.
ARI is a reporting company under the Exchange Act and files annual, quarterly and current reports, proxy statements and other information with the SEC and is publicly available.
Customers
ARI's primary customers include leasing companies, industrial companies and those that use railcars for freight transport, or shippers, and Class I railroads. In servicing this customer base, ARI believes its integrated railcar repair, refurbishment and fleet management services and its railcar components manufacturing business help it further penetrate the general railcar manufacturing market. In addition, ARI offers its customers the opportunity to lease railcars. These products and services provide ARI with cross-selling opportunities and insights into its customers' railcar needs that they use to improve its products and services and enhance its reputation.
Products and Services
ARI designs, manufactures and sells special, customized and general purpose railcars and a wide range of components primarily for the North American railcar and industrial markets. In addition, ARI offers these same railcars for lease. ARI also supports the railcar industry through a variety of integrated railcar services, including repair, maintenance, consulting, engineering and fleet management services.
ARI primarily manufactures two types of railcars, hopper railcars and tank railcars, but has the ability to produce additional railcar types. ARI also manufactures various components for railcar and industrial markets.
ARI and AEP Leasing offer customers the option to lease their railcars through various leasing options, including full service leases. Maintenance of leased railcars can be provided, in part, through ARI's railcar repair and refurbishment facilities. The railcars in ARI's and AEP Leasing's lease fleet are leased to industrial shippers with lease terms generally ranging from 2 to 10 years. Our Railcar segment's combined railcar lease fleet consists of more than 3,000 railcars as of December 31, 2012.
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
Competition
The railcar manufacturing industry has historically been extremely competitive. ARI competes primarily with Trinity Industries, Inc. ("Trinity"), The Greebrier Companies, Inc. ("Greenbrier") and National Steel Car Limited in the hopper railcar market and with Trinity, Greenbrier and Union Tank Car Company in the tank railcar market. Competitors have expanded and may continue to expand their capabilities in ARI's core railcar markets.
Employees
As of December 31, 2012, ARI had 2,643 full-time employees in various locations throughout the United States and Canada, of which approximately 15% were covered by domestic collective bargaining agreements at two of ARI's repair facilities and at its Texas steel foundry.

Food Packaging
Background
On January 15, 2010, we acquired 71.4% of the total outstanding common stock of Viskase Companies, Inc., ("Viskase") from affiliates of Mr. Icahn. The acquisition of Viskase has been treated as an acquisition of an entity under common control that requires us to consolidate the financial results of Viskase on an as-if-pooling basis. As of December 31, 2012, we owned approximately 70.8% of the total outstanding common stock of Viskase.
Business
Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase operates eight manufacturing facilities and ten distribution centers throughout North America, Europe, South America and Asia. Viskase provides value-added support services relating to these products for some of the world's largest global consumer products companies. Viskase believes it is one of the two largest worldwide producers of non-edible cellulosic casings for processed meats and one of the three largest manufacturers of non-edible fibrous casings.
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
International
Viskase has six manufacturing or finishing facilities located outside the continental United States: Monterrey, Mexico; Beauvais, France; Thâon-les-Vosges, France; Caronno, Italy; Clark Freeport Zone, Philippines; and Guarulhos, Brazil. Viskase continues to explore opportunities to expand in emerging markets. Net sales from customers located outside the United States represented approximately 70% of its total net sales in 2012. Viskase's operations in France are responsible for distributing products, directly or through distributors, in Europe, Africa, the Middle East and parts of Asia. While overall consumption of processed meat products in North America and Western Europe is stable, market growth is driven by increasing demand in Eastern Europe, South America and the Asia Pacific region.
Employees
As of December 31, 2012, Viskase had 1,974 employees worldwide, including 507 employees covered under collective bargaining agreements.

Metals
Background
On November 5, 2007, we acquired, through a wholly owned subsidiary, all of the issued and outstanding capital stock of PSC Metals Inc. ("PSC Metals") for $335 million in cash from Philip Services Corporation, which was controlled by Mr. Icahn.  PSC Metals is principally engaged in the business of collecting, processing and selling ferrous and non-ferrous metals, as well as the processing and distribution of steel pipe and plate products.

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
The scrap market in which PSC Metals operates is highly dependent on overall economic conditions in the U.S. and other global markets. Economic conditions were challenging and mixed in 2012. In 2012, steel mill capacity utilization in the United States, the primary driver of domestic ferrous scrap demand, increased by an average of 2% to 76%, with growth primarily attributed to blast furnaces that use a significantly lower proportion of scrap metal as raw material than electric arc furnaces that saw no increase in demand in 2012. This factor, combined with increasing availability of industrial prime scrap and continued low prices for scrap substitutes like pig iron, contributed to a general market price decline throughout 2012. The lower market pricing for ferrous scrap also helped reduce availability of scrap from dealers and peddlers which in turn increased the cost of material to scrap processors relative to the selling price of processed scrap. The effect of this was to further weaken margins in 2012. We cannot predict whether, or how long, current market conditions will continue to persist.
The Ferrous Scrap Metal Business
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
Strategy
PSC Metals is focused on growing and diversifying its core ferrous business by improving operating efficiencies through better use of its assets, lowering its cost structure and continuing to expand its non-ferrous business through both acquisitions and organic growth. PSC Metals seeks to acquire companies that will enable it to increase and maintain a consistent supply of scrap and capture efficiencies associated with an appropriate level of vertical integration.
Raw Materials/Competition
The scrap metal recycling industry is highly competitive, cyclical in nature, and commodity-based. Operating results tend to reflect and be amplified by changes in general global economic conditions, which in turn drive domestic and overseas manufacturing and the consumption of scrap in the production of steel and foundry products. The demand for product and production activity of PSC Metals' scrap consumers drives market pricing levels in PSC Metals' ferrous and non-ferrous scrap sales. Demand is driven by mill production schedules related to regional manufacturing requirements and service center stocking levels. Due to the lower selling prices of ferrous metals relative to their weight, raw ferrous scrap is generally purchased locally. Ferrous scrap prices are local and regional in nature. Where there are overlapping regional markets, however, prices do not tend to differ significantly between the regions due to the ability of companies to ship scrap metal from one region to another. The most significant limitation on the size of the geographic market for the procurement of ferrous scrap is transportation cost. This leads to significant fluctuations in demand and pricing for PSC Metals' products. The steel products business is less cyclical but is affected by the rate of secondary product generated by steel mills generating these products and the market demands in plate and pipe markets.
Customers
Our Metals segment had four customers in 2012 that represented approximately 31% of its net sales, one of which individually accounted for 14% of its net sales. No other customer accounted for more than 10% of our Metals segment's net sales in 2012.
Employees
As of December 31, 2012, PSC Metals had 1,092 employees, of which 141 employees were covered by collective bargaining agreements.

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
In addition, our Real Estate segment owns an unfinished development property and a partially developed casino, located on approximately 23 acres in Las Vegas, Nevada.
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
Seasonality
Resort operations are highly seasonal with peak activity in Cape Cod from June to September and in Florida from November to March. Sales activity for our real estate developments in Cape Cod typically peak in late winter and early spring, while in Florida our peak selling season is during the winter months.
Employees
Our Real Estate segment had 233 employees as of December 31, 2012, which fluctuates due to the seasonal nature of certain of our businesses. No employees are covered by collective bargaining agreements.

Home Fashion
Background
On August 8, 2005, WestPoint International, LLC ("WPI") (f/k/a WestPoint International, Inc., as described below) and its subsidiaries completed the purchase of substantially all the assets of WestPoint Stevens Inc. ("WPS") and certain of its subsidiaries pursuant to an asset purchase agreement (the "Purchase Agreement") approved by The United States Bankruptcy Court for the Southern District of New York in connection with Chapter 11 proceedings of WPS. WPS was a premier manufacturer and marketer of bed and bath home fashions supplying leading U.S. retailers and institutional customers. Before the asset purchase transaction, WPI did not have any operations.
On August 8, 2005, we acquired 13.2 million, or 67.7%, of the 19.5 million outstanding common shares of WPI. We consolidated the results of WPI effective August 8, 2005. Pursuant to the asset purchase agreement between WPI and WPS, rights to subscribe for an additional 10.5 million shares of common stock at a price of $8.772 per share were allocated among former creditors of WPS.
On December 20, 2006, we acquired: (a) 1,000,000 shares of Series A-1 Preferred Stock of WPI for a purchase price of $100 per share, for an aggregate purchase price of $100 million and (b) 1,000,000 shares of Series A-2 Preferred Stock of WPI for a purchase price of $100 per share, for an aggregate purchase price of $100 million. Each of the WPI Series A-1 and Series A-2 Preferred Stock had a 4.5% annual dividend, which was payable quarterly. For the first two years after issuance, the dividends were to be paid in the form of additional preferred stock. Thereafter, the dividends were to be paid in cash or in additional preferred stock at the option of WPI. Each of the WPI Series A-1 and Series A-2 Preferred Stock was convertible into common stock of WPI at a rate of $10.50 per share, subject to certain anti-dilution provisions; provided, however, that under certain circumstances, $92.1 million of the WPI Series A-2 Preferred Stock may have been converted at a rate of $8.772 per share.
Effective October 1, 2011, WestPoint International, Inc. converted to a Delaware limited liability company through a merger with its wholly owned subsidiary formed for such purpose, with such subsidiary surviving the merger being named WestPoint International, LLC.
During 2011, we acquired additional shares of WPI common stock. On December 22, 2011, two of our subsidiaries, which held WPI's common and preferred stock, merged with and into WPI with WPI surviving the merger. As a result of the merger, among other things, (i) we became the sole owner of WPI, (ii) shares of WPI Series A-1 and Series A-2 Preferred Stock ceased to exist, (iii) any subscription rights to purchase WPI common stock were cancelled and (iv) minority stockholders of WPI became entitled to receive $3.05 per share for their common stock of WPI.
Effective as of March 1, 2012, pursuant to an internal reorganization, WestPoint Home, Inc. (a wholly owned indirect subsidiary of WPI, which had previously comprised our Home Fashion business) merged into our newly created wholly owned indirect subsidiary (which was formed as a Delaware limited liability company solely for the purposes of such merger) and continued its business as a limited liability company under the name WestPoint Home LLC. In referencing WPH, we refer to WestPoint Home Inc. and WestPoint Home LLC interchangeably because the business profile of our Home Fashion segment's business did not change as a result of this reorganization.
Business
WPH's business consists of manufacturing, sourcing, marketing, distributing and selling home fashion consumer products. WPH differentiates itself in the home fashion textile industry based on its nearly 200-year heritage of providing its customers with: (1) a full assortment of home fashion products; (2) good customer service; (3) a superior value proposition; and (4) branded and private label products with strong consumer recognition. WPH markets a broad range of manufactured and sourced bed, bath, basic bedding and other textile products, including sheets, pillowcases, bedspreads, quilts, comforters and duvet covers, featherbeds, bath and beach towels, bath accessories, bed skirts, bed pillows, flocked blankets, woven blankets and throws, mattress pads, kitchen towels and kitchen accessories.
WPH manufactures and sources its products in a wide assortment of colors and patterns from a variety of fabrics, including chambray, twill, sateen, and from a variety of fibers, including cotton, synthetics and cotton blends. WPH seeks to position its business as a single-source supplier to retailers of home fashion products, offering a broad assortment of products across multiple price points. WPH believes that product and price point breadth allows it to provide a comprehensive product offering for each major distribution channel.
During the first half of 2011, a global shortage of cotton and cotton yarn forced WPH to pay significantly more for those materials. These shortages also resulted in increased prices for other raw materials, including polyester and nylon. The increases in production costs negatively affected WPH's operating margins and decreased demand. WPH was not able to pass all these cost increases to its customers through increased prices and, as a result, the margins on WPH's products decreased in 2011. The cotton market stabilized by the second half of 2011 and remained fairly stable during 2012.
WPH has transitioned the majority of its manufacturing to low-cost countries and continues to maintain its corporate offices and certain distribution operations in the United States.
Strategy
Beginning with its purchase of the assets of WPS in 2005, WPH has been focused on restructuring its business by reducing costs and improving profitability.  WPH's restructuring process has taken several years and remains on-going.  These actions have included moving manufacturing operations overseas, reducing labor costs, attempting to source goods at lower prices and addressing unfavorable licensing arrangements. WPH has also been focused on significant restructuring in the United States, which has included streamlining its merchandising, sales, customer service and finance divisions.
WPH believes its principal manufacturing facility in Bahrain allows it to benefit from competitive labor rates, attractive incentives, low energy costs and a favorable tax treaty.  WPH currently has one manufacturing plant and two distribution centers in the United States and WPH regularly reviews the possibility of implementing additional cost-saving measures.
Brands, Trademarks and Licenses
WPH markets its products under trademarks, brand names and private labels, which it uses as merchandising tools to assist its customers in coordinating their product offerings and differentiating their products from those of their competitors.
WPH manufactures and sells its own branded line of home fashion products consisting of merchandise bearing registered trademarks that include WestPoint Home, Grand Patrician, Martex, Luxor, Modern Living, Utica and Vellux.
In addition, some of WPH's home fashion products are manufactured and sold pursuant to licensing agreements under designer and brand names that include, among others, IZOD, Southern Tide, Under the Canopy and Portico.
Private label brands, also known as “store brands,” are controlled by individual retail customers through use of their own brands or through an exclusive license or other arrangement with brand owners. Private label brands provide retail customers with a way to promote consumer loyalty, as the brand is owned and controlled by WPH's retail customers and not by WPH. As WPH's customer base has experienced consolidation, there has been an increasing focus on proprietary branding strategies.
The percentage of WPH's net sales derived from the sale of private label branded and unbranded products for 2012 was approximately 46%. For 2012, the percentage of WPH net sales derived from sales under brands it owns and controls was approximately 19%, and the percentage of WPH net sales derived from sales under brands owned by third parties pursuant to licensing arrangements with WPH was approximately 35%.
Customers
WPH sells its home fashion products to catalog retailers, chain stores, mass merchants, department stores, specialty stores and warehouse clubs, both domestically and internationally. During 2012, WPH had five customers that accounted for approximately 63% of its net sales.
Competition
The home fashion industry is fragmented and highly competitive. Future success will, to a large extent, depend on WPH's ability to be a competitive low-cost producer. WPH competes with both foreign and domestic companies on, among other factors, the basis of price, quality, design and customer service. WPH may also face competition in the future from companies that are currently third-party suppliers to WPH. Future success depends on the ability to remain competitive in the areas of marketing, product development, price, quality, brand names, manufacturing capabilities, distribution and order processing.
Employees
As of December 31, 2012, WPH employed 466 employees in the United States and 1,447 employees abroad, for a total of 1,913 employees worldwide.

Holding Company
We seek to invest our available cash and cash equivalents in liquid investments with a view to enhancing returns as we continue to assess further acquisitions of, or investments in, operating businesses.
As of December 31, 2012, we had investments with a fair market value of approximately $2.4 billion in the Investment Funds. Our share of the Investment Funds' net profit through our interests in the Investment Funds was $157 million for the year ended December 31, 2012. We may redeem our direct investment in the Investment Funds on a quarterly basis with at least 65 days' notice.
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
Available Information

Icahn Enterprises maintains a website at www.ielp.com. We provide access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports free of charge through this website as soon as reasonably practicable after such material is electronically filed with the SEC. Paper copies of annual and periodic reports filed with the SEC may be obtained free of charge upon written request by contacting our headquarters at the address located on the front cover of this report or under Investor Relations on our website. In addition, our corporate governance guidelines, including Code of Business Conduct and Ethics and Audit Committee Charter, are available on our website (under Corporate Governance) and are available in print without charge to any stockholder requesting them. You may obtain and copy any document we furnish or file with the SEC at the SEC's public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC's public reference facilities by calling the SEC at 1800-SEC-0330. The SEC maintains a website that contains reports, information statements, and other information regarding issuers like us who file electronically with the SEC. The SEC's website is located at www.sec.gov.

Item 1A. Risk Factors.
Risks Relating to Our Structure

Our general partner and its control person could exercise their influence over us to your detriment.
Mr. Icahn, through affiliates, owns 100% of Icahn Enterprises GP, the general partner of Icahn Enterprises and Icahn Enterprises Holdings, and approximately 93.2% of Icahn Enterprises' outstanding depositary units as of December 31, 2012, and, as a result, has the ability to influence many aspects of our operations and affairs.
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
The market for Icahn Enterprises' equity securities may be subject to disruptions that could cause substantial volatility in their prices. In general, economic crises have caused substantial market volatility and unrest. Any such disruptions or future volatility may adversely affect the value of your securities.
Future cash distributions to Icahn Enterprises' unitholders, if any, can be affected by numerous factors.
On February 11, 2013, Icahn Enterprises announced that the board of directors of our general partner, Icahn Enterprises GP, had approved a modification to its distribution policy to provide for an increase in the annual distribution from $1.40, comprised of $0.40 in cash and $1.00 in depositary units, to $4.00 per depositary unit, payable in either cash or additional depositary units, at the election of each depositary unit holder starting in the year ending December 31, 2013.
While we made cash distributions to Icahn Enterprises' unitholders in each of the four quarters of 2012, the payment of future distributions, including higher distribution amounts as discussed above, will be determined by the board of directors of Icahn Enterprises GP, our general partner, quarterly, based on a review of a number of factors, including those described below and other factors that it deems relevant at the time that declaration of a distribution is considered.
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
Holders of Icahn Enterprises' depositary units have limited voting rights, including rights to participate in our management.
Our general partner manages and operates Icahn Enterprises. Unlike the holders of common stock in a corporation, holders of Icahn Enterprises' outstanding depositary units have only limited voting rights on matters affecting our business. Holders of depositary units have no right to elect the general partner on an annual or other continuing basis, and our general partner generally may not be removed except pursuant to the vote of the holders of not less than 75% of the outstanding depositary units. In addition, removal of the general partner may result in a default under our debt securities. As a result, holders of depositary units have limited say in matters affecting our operations and others may find it difficult to attempt to gain control or influence our activities.
Holders of Icahn Enterprises' depositary units may not have limited liability in certain circumstances and may be personally liable for the return of distributions that cause our liabilities to exceed our assets.
We conduct our businesses through Icahn Enterprises Holdings in several states. Maintenance of limited liability will require compliance with legal requirements of those states. We are the sole limited partner of Icahn Enterprises Holdings. Limitations on the liability of a limited partner for the obligations of a limited partnership have not clearly been established in several states. If it were determined that Icahn Enterprises Holdings has been conducting business in any state without compliance with the applicable limited partnership statute or the possession or exercise of the right by the partnership, as limited partner of Icahn Enterprises Holdings, to remove its general partner, to approve certain amendments to the Icahn Enterprises Holdings partnership agreement or to take other action pursuant to the Icahn Enterprises Holdings partnership agreement, constituted “control” of Icahn Enterprises Holdings' business for the purposes of the statutes of any relevant state, Icahn Enterprises and/or its unitholders, under certain circumstances, might be held personally liable for Icahn Enterprises Holdings' obligations to the same extent as our general partner. Further, under the laws of certain states, Icahn Enterprises might be liable for the amount of distributions made to Icahn Enterprises by Icahn Enterprises Holdings.
Holders of Icahn Enterprises' depositary units may also be required to repay Icahn Enterprises amounts wrongfully distributed to them. Under Delaware law, we may not make a distribution to holders of our depositary units if the distribution causes our liabilities to exceed the fair value of our assets. Liabilities to partners on account of their partnership interests and nonrecourse liabilities are not counted for purposes of determining whether a distribution is permitted. Delaware law provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution violated Delaware law will be liable to the limited partnership for the distribution amount for three years from the distribution date.
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
To service our indebtedness and pay distributions with respect to Icahn Enterprises' depositary units, we require a significant amount of cash. Our ability to maintain our current cash position or generate cash depends on many factors beyond our control.
Our ability to make payments on and to refinance our indebtedness, to pay distributions with respect to Icahn Enterprises' depositary units and to fund operations depends on existing cash balances and our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.
Our current businesses and businesses that we acquire may not generate sufficient cash to service our debt. In addition, we may not generate sufficient cash flow from operations or investments and future borrowings may not be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Approximately $1.4 billion of indebtedness will come due in the three-year period ending December 31, 2015, which includes interest on our senior notes, and principal and interest on our convertible notes and mortgages payable. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
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
During 2010, we issued $1,050 million aggregate principal amount of 7.750% senior notes due 2016 (the "2016 Notes"), and $1,450 million aggregate principal amount of 8% senior notes due 2018 (the "2018 Notes" and, together with the 2016 Notes, referred to herein as the "Initial Notes") in a private placement not registered under the Securities Act of 1933, as amended, or the Securities Act. During 2012, we issued an aggregate of $1,000 million principal amount of the 2018 Notes, or the Additional 2018 Notes, in private placements not registered under the Securities Act. The Additional 2018 Notes constitute the same series of securities as the 2018 Notes for purposes of the indenture governing the notes and will vote together on all matters with such series. The Additional 2018 Notes have substantially identical terms as the 2018 Notes. The Initial Notes and Additional 2018 Notes were issued pursuant to an indenture dated as of January 15, 2010 by us and Icahn Enterprises Finance Corp. ("Icahn Enterprises Finance") as co-issuer. The proceeds from the sale of the Initial Notes were used in part to repay the existing senior unsecured 7.125% notes due 2013, or the 2013 Notes, and the senior unsecured 8.125% notes due 2012, or the 2012 Notes.
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
As of December 31, 2012, based on covenants in the indenture governing our senior notes, we were permitted to incur approximately $1.3 billion in additional indebtedness.
On January 25, 2013, Icahn Enterprises and Icahn Enterprises Holdings delivered a notice of satisfaction and discharge to the registered holders of our outstanding variable rate notes in accordance with the terms of the indenture dated as of April 5, 2007. See Note 20, "Subsequent Events-Holding Company," to the consolidated financial statements for further discussion.
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
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 93.2% of Icahn Enterprises' outstanding depositary units as of December 31, 2012. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC"), against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn's affiliates, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC, is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of December 31, 2012. If the plans were voluntarily terminated, they would be underfunded by approximately $130 million. These results are based on the most recent information provided by the plans' actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group that includes us may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans.
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
We may become taxable as a corporation.
We believe that we have been and are properly treated as a partnership for federal income tax purposes. This allows us to pass through our income and deductions to our partners. However, the Internal Revenue Service ("IRS") could challenge our partnership status and we could fail to qualify as a partnership for past years as well as future years. Qualification as a partnership involves the application of highly technical and complex provisions of the Code. For example, a publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income, which includes interest, dividends, oil and gas revenues, real property rents, gains from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends, and certain other items. We believe that in all prior years of our existence at least 90% of our gross income was qualifying income and we intend to structure our business in a manner such that at least 90% of our gross income will constitute qualifying income this year and in the future. However, there can be no assurance that such structuring will be effective in all events to avoid the receipt of more than 10% of non-qualifying income. If less than 90% of our gross income constitutes qualifying income, we may be subject to corporate tax on our net income, at a Federal rate of up to 35% plus possible state taxes. Further, if less than 90% of our gross income constituted qualifying income for past years, we may be subject to corporate level tax plus interest and possibly penalties. In addition, if we register under the Investment Company Act, it is likely that we would be treated as a corporation for U.S. federal income tax purposes. The cost of paying federal and possibly state income tax, either for past years or going forward could be a significant liability and would reduce our funds available to make distributions to holders of units, and to make interest and principal payments on our debt securities. To meet the qualifying income test we may structure transactions in a manner which is less advantageous than if this were not a consideration, or we may avoid otherwise economically desirable transactions.
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
We are a limited partnership organized under the laws of the state of Delaware. Under the federal rules of civil procedure, you may not be able to sue us in federal court on claims other than those based solely on federal law, because of lack of complete diversity. Case law applying diversity jurisdiction deems us to be a citizen of each of our limited partners. Because we are a publicly traded limited partnership, it may not be possible for you to attempt to sue us in a federal court because we have citizenship in all 50 U.S. states and operations in many states. Accordingly, you will be limited to bringing any claims in state court.
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

Risks Relating to Our Business
General
In addition to the following risk factors specific to each of our businesses, all of our businesses are subject to the effects of the following:

•	the threat of terrorism or war;

•	loss of any of our or our subsidiaries' key personnel;

•	the unavailability, as needed, of additional financing; and

•	the unavailability of insurance at acceptable rates.
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
The financial results of our Investment segment are primarily driven by the performance of the Investment Funds and our interests therein. The historical consolidated financial information contained elsewhere in this Report is not indicative of the future financial results of our Investment segment. In particular, with respect to the historical returns of our Investment segment:

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

Certain investment positions held by the Investment Funds may be illiquid. The Investment Funds may own restricted or non-publicly traded securities and securities traded on foreign exchanges. These investments could prevent the Investment Funds from liquidating unfavorable positions promptly and subject the Investment Funds to substantial losses.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Reform Act, was enacted into law in July 2010, resulted in new regulations affecting almost every part of the financial services industry.
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
In addition, legislative proposals have been introduced that, if enacted, could have a material and adverse effect on us. These proposals have included taxing publicly traded partnerships engaged in the Investment segment, such as us, as corporations and introducing substantive changes to the definition of qualifying income, which could make it more difficult or impossible to for us to meet the exception that allows publicly traded partnerships generating qualifying income to be treated as partnerships (rather than corporations) of U.S. federal income tax purposes. It is unclear when or if such legislation would be introduced, whether or not such legislation would be enacted, what specific provisions would be included or what the effective date would be, and as a result the ultimate impact on us of any such legislation is uncertain. It is possible that if carried interest legislation were enacted we would be treated as an association, taxable as a corporation, which would materially increase our taxes. As an alternative, we might be required to restructure our operations, and possibly dispose of certain businesses, in order to avoid or mitigate the impact of any such legislation. We currently cannot predict the outcome of such legislative proposals, including, if enacted, their impact on our operations and financial position.
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

•
The Investment Funds may invest in synthetic instruments with various counterparties. In the event of the insolvency of any counterparty, the Investment Funds' recourse will be limited to the collateral, if any, posted by the counterparty and, in the absence of collateral, the Investment Funds will be treated as a general creditor of the counterparty. While the Investment Funds expect that returns on a synthetic financial instrument may reflect those of each related reference security, as a result of the terms of the synthetic financial instrument and the assumption of the credit risk of the counterparty, a synthetic financial instrument may have a different expected return. The Investment Funds may also invest in credit default swaps.

Automotive
Federal-Mogul has substantial indebtedness, which could restrict its business activities and could subject Federal-Mogul to significant interest rate risk.
As of December 31, 2012, our Automotive segment had approximately $2.8 billion of outstanding indebtedness. Federal-Mogul is permitted by the terms of its debt instruments to incur substantial additional indebtedness, subject to the restrictions therein. Federal-Mogul's inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its debt obligations on commercially reasonable terms, would have a material adverse effect on our Automotive operations.
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
Federal-Mogul has separated its business into two separate business units. Powertrain focuses primarily on the manufacture and sale of powertrain products to original equipment manufacturers while VCS consists of Federal-Mogul’s global aftermarket as well as its brake, chassis and wipers businesses. Federal-Mogul has initiated several actions in connection with the creation of these two operating divisions, including the hiring of a Chief Executive Officer for VCS and the identification of facilities that will be managed by each business unit. This separation may result in additional costs and expenses both during and after separation. No assurance can be given that the separation of the business into these two business units will not have a material adverse impact on our Automotive segment's profitability and consolidated financial position.

Energy
Instability and volatility in the capital, credit and commodity markets in the global economy could negatively impact our Energy segment's business, financial condition, results of operations and cash flows.
Our Energy segment's business, financial condition and results of operations could be negatively impacted by difficult conditions and volatility in the capital, credit and commodities markets and in the global economy. For example:

•
Although CVR believes the petroleum business has sufficient liquidity under its ABL credit facility and the intercompany credit facility to operate both the Coffeyville and Wynnewood refineries, and that the nitrogen fertilizer business has sufficient liquidity under its revolving credit facility to run the nitrogen fertilizer business, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, CVR may not be able to successfully obtain additional financing on favorable terms, or at all;

•
Market volatility could exert downward pressure on the price of CVR Partners LP's ("CVR Partners" or "Nitrogen Fertilizer Partnership") common units, which may make it more difficult for either or both of them to raise additional capital and thereby limit their ability to grow, which could in turn cause CVR's stock price to drop; and

•
Market conditions could result in significant customers experiencing financial difficulties. CVR is exposed to the credit risk of its customers, and their failure to meet their financial obligations when due because of bankruptcy, lack of liquidity, operational failure or other reasons could result in decreased sales and earnings for CVR.

The refineries and nitrogen fertilizer facility face operating hazards and interruptions, including unplanned maintenance or downtime. CVR could face potentially significant costs to the extent these hazards or interruptions cause a material decline in production and are not fully covered by its existing insurance coverage. Insurance companies that currently insure companies in the energy industry may cease to do so, may change the coverage provided or may substantially increase premiums in the future.
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

The magnitude of the effect on CVR of any shutdown will depend on the length of the shutdown and the extent of the plant operations affected by the shutdown. CVR's refineries require a planned maintenance turnaround every four to five years for each unit, and the nitrogen fertilizer plant requires a planned maintenance turnaround every two years. A major accident, fire, flood or other event could damage CVR's facilities or the environment and the surrounding community or result in injuries or loss of life. For example, the flood that occurred during the weekend of June 30, 2007 shut down CVR's Coffeyville refinery for seven weeks, shut down the nitrogen fertilizer facility for approximately two weeks and required significant expenditures to repair damaged equipment. In addition, the nitrogen fertilizer business' UAN plant was out of service for approximately six weeks after the rupture of a high pressure vessel in September 2010, which required significant expenditures to repair. CVR's Coffeyville refinery experienced an equipment malfunction and small fire in connection with its fluid catalytic cracking unit on December 28, 2010, which led to reduced crude oil throughput for approximately one month and required significant expenditures to repair. Similarly, the Wynnewood refinery experienced a small explosion and fire in its hydrocracker process unit due to metal failure in December 2010. In addition, on September 28, 2012, a boiler explosion occurred at the Wynnewood refinery, fatally injuring two employees. CVR has completed an internal investigation into the cause of the boiler explosion, which occurred as operators were restarting a boiler that had been temporarily shut down as part of the refinery's turnaround process. Damage at the refinery was limited to the boiler. This matter is currently under investigation by OSHA and the Oklahoma Department of Labor ("ODL"), which could impose penalties if they determine that a violation OSHA standards has occurred. Scheduled and unscheduled maintenance could reduce our Energy segment's net income and cash flows during the period of time that any of its units is not operating. Any unscheduled future downtime could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
If CVR experiences significant property damage, business interruption, environmental claims or other liabilities, its business could be materially adversely affected to the extent the damages or claims exceed the amount of valid and collectible insurance available to it. CVR's property and business interruption insurance policies (that cover the Coffeyville refinery and nitrogen fertilizer plant) have a $1.25 billion limit, with a $2.5 million deductible for physical damage and a 45- to 60-day waiting period (depending on the insurance carrier) before losses resulting from business interruptions are recoverable. CVR is fully exposed to all losses in excess of the applicable limits and sub-limits and for losses due to business interruptions of fewer than 45 to 60 days. CVR's Wynnewood refinery, effective November 1, 2012, is insured with a $1.0 billion limit, $10.0 million property damage deductible and a 75 days waiting period deductible for business interruption. The property and business interruption insurance policies insuring Coffeyville and Wynnewood assets contain various sub-limits, exclusions, and conditions that could have a material adverse impact on the insurance indemnification of any particular catastrophic loss occurrence. For example, CVR's current property policy contains varying specific sub-limits of $128.5 million (for Coffeyville assets) and $115.0 million (for Wynnewood assets) for damage caused by flooding. Insurance policy language and terms maintained by CVR are generally consistent with standards for the energy and fertilizer manufacturing industries.
The insurance market for the energy and nitrogen fertilizer manufacturing industries is highly specialized with a finite aggregate capacity of insurance. It is currently not feasible to purchase insurance limits up to the maximum foreseeable loss occurrence due to insurance capacity constraints. CVR's insurance program is renewed annually, and its ability to maintain current levels of insurance is dependent on the conditions and financial stability of the commercial insurance markets serving its industries. Factors that impact insurance cost and availability include, but are not limited to:  industry-wide losses, natural disasters, specific losses incurred by us, and the investment returns earned by the insurance industry. The energy insurance market underwrites many refineries having coastal hurricane risk exposure and off shore platforms, thus a significant hurricane occurrence could impact a number of refineries and have a catastrophic impact on the financial results of the entire insurance and reinsurance market serving CVR's industry. If the supply of commercial insurance is curtailed due to highly adverse financial results CVR may not be able to continue its present limits of insurance coverage, or obtain sufficient insurance capacity to adequately insure its risks for property damage or business interruption.
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
CVR could incur significant cost in cleaning up contamination at its refineries, terminals, fertilizer plant and off-site locations.
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
The potential penalties and clean-up costs for past or future releases or spills, liability to third parties for damage to their property or exposure to hazardous substances, or the need to address newly discovered information or conditions that may require response actions could be significant and could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows. In addition, CVR may incur liability for alleged personal injury or property damage due to exposure to chemicals or other hazardous substances located at or released from its facilities. CVR may also face liability for personal injury, property damage, natural resource damage or for clean-up costs for the alleged migration of contamination or other hazardous substances from its facilities to adjacent and other nearby properties.
Three of CVR's facilities, including the Coffeyville refinery, the now-closed Phillipsburg terminal (which operated as a refinery until 1991), and the Wynnewood refinery have environmental contamination. CVR has assumed Farmland's responsibilities under certain administrative orders under the RCRA related to contamination at or that originated from the Coffeyville refinery and the Phillpsburg terminal. The Wynnewood refinery is required to conduct investigations to address potential off-site migration of contaminants from the west side of the property. Other known areas of contamination at the Wynnewood refinery have been partially addressed but corrective action has not been completed, and limited portions of the Wynnewood refinery have not yet been investigated to determine whether corrective action is necessary. If significant unknown liabilities are identified at any of CVR's facilities, that liability could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows and may not be covered by insurance.
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
CVR holds numerous environmental and other governmental permits and approvals authorizing operations at its facilities. Future expansion of CVR's operations is also predicated upon securing the necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on its ability to continue operations and on our Energy segment's financial condition, results of operations and cash flows. For example, WRC's OPDES permit has expired and is in the renewal process. At this time the Wynnewood refinery is operating under expired permit terms and conditions (called a permit shield) until the state regulatory agency renews the permit. The renewal permit may contain different terms and conditions that would require unplanned or unanticipated costs.
Climate change laws and regulations could have a material adverse effect on our Energy segment's results of operations, financial condition, and cash flows.
Various regulatory and legislative measures to address greenhouse gas emissions (including CO2, methane and nitrous oxides) are in different phases of implementation or discussion. In the aftermath of its 2009 “endangerment finding” that greenhouse gas emissions pose a threat to human health and welfare, the EPA has begun to regulate greenhouse gas emissions under the Clean Air Act.
In October 2009, the EPA finalized a rule requiring certain large emitters of greenhouse gases to inventory and report their greenhouse gas emissions to the EPA. In accordance with the rule, CVR has begun monitoring and reporting its greenhouse gas emissions and is reporting the emissions to the EPA. In May 2010, the EPA finalized the “Greenhouse Gas Tailoring Rule,” which established new greenhouse gas emissions thresholds that determine when stationary sources, such as the refineries and the nitrogen fertilizer plant, must obtain permits under PSD and Title V programs of the federal Clean Air Act. In cases where a new source is constructed or an existing major source undergoes a major modification, the facility is required to undergo PSD review and evaluate and implement and install best available control technology BACT for its greenhouse gas emissions. Phase-in permit requirements began for the largest stationary sources in 2011. A major modification resulting in a significant expansion of production and a significant increase in greenhouse gas emissions at the nitrogen fertilizer plant or the refineries may require the installation of BACT as part of the permitting process.
In the meantime, in December 2010, the EPA reached a settlement agreement with numerous parties under which it agreed to promulgate NSPS to regulate greenhouse gas emissions from petroleum refineries. The EPA may propose the NSPS in 2013.
During his State of the Union address in February 2013, President Obama indicated that the United States would take action to address climate change. At the federal legislative level, this might result in Congressional passage of legislation adopting some form of federal mandatory greenhouse gas emission reduction, such as a nationwide cap-and-trade program. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency.
In addition to potential federal legislation, a number of states have adopted regional greenhouse gas initiatives to reduce CO2 and other greenhouse gas emissions. In 2007, a group of Midwestern states, including Kansas (where the Coffeyville refinery and the nitrogen fertilizer facility are located), formed the Midwestern Greenhouse Gas Reduction Accord, which calls for the development of a cap-and-trade system to control greenhouse gas emissions and for the inventory of such emissions. However, the individual states that have signed on to the accord must adopt laws or regulations implementing the trading scheme before it becomes effective, and it is unclear whether Kansas still intends to do so.
Alternatively, the EPA may take further steps to regulate greenhouse gas emissions. The implementation of EPA regulations will result in increased costs to (i) operate and maintain CVR's facilities, (ii) install new emission controls on CVR's facilities and (iii) administer and manage any greenhouse gas emissions program. Increased costs associated with compliance with any current or future legislation or regulation of greenhouse gas emissions, if it occurs, may have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
In addition, climate change legislation and regulations may result in increased costs not only for CVR's business, but also users of its refined and fertilizer products, thereby potentially decreasing demand for its products. Decreased demand for CVR's products may have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
Security breaches and other disruptions could compromise CVR's information and expose it to liability, which would cause Energy operations' business and reputation to suffer.

In the ordinary course of its business, CVR collects and stores sensitive data, including intellectual property, CVR's proprietary business information and that of its customers and suppliers, and personally identifiable information of its employees, in its facilities and on its networks. The secure processing, maintenance and transmission of this information is critical to CVR's operations. Despite CVR's security measures, its information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise CVR's networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our Energy segment's operations, damage CVR's reputation, and cause a loss of confidence, which could adversely affect its business.
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
The petroleum and nitrogen fertilizer businesses both have a significant concentration of customers. The five largest customers of the petroleum business represented 52% of CVR's petroleum sales for period May 5, 2012 to December 31, 2012. Further, the top five ammonia customers of the nitrogen fertilizer business represented approximately 62% of its ammonia sales for the period May 5, 2012 to December 31, 2012, and the top five UAN customers of the nitrogen fertilizer business represented approximately 44% of its UAN sales for the same period. Several significant ammonia and UAN customers each account for more than 10% of sales of ammonia and UAN, respectively. Given the nature of our Energy segment's business, and consistent with industry practice, CVR does not have long-term minimum purchase contracts with any of its customers. The loss of one or several of these significant customers, or a significant reduction in purchase volume by any of them, could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
The acquisition and expansion strategy of CVR's petroleum business and the nitrogen fertilizer business involves significant risks.
Both CVR's petroleum business and the nitrogen fertilizer business will consider pursuing acquisitions and expansion projects in order to continue to grow and increase profitability. However, CVR may not be able to consummate such acquisitions or expansions, due to intense competition for suitable acquisition targets, the potential unavailability of financial resources necessary to consummate acquisitions and expansions, difficulties in identifying suitable acquisition targets and expansion projects or in completing any transactions identified on sufficiently favorable terms and the failure to obtain requisite regulatory or other governmental approvals. In addition, any future acquisitions and expansions may entail significant transaction costs and risks associated with entry into new markets and lines of business.
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
In addition to the risks involved in identifying and completing acquisitions described above, even when acquisitions are completed, integration of acquired entities can involve significant difficulties, such as:

•	unforeseen difficulties in the integration of the acquired operations and disruption of the ongoing operations of CVR's business;

•	failure to achieve cost savings or other financial or operating objectives contributing to the accretive nature of an acquisition;

•	strain on the operational and managerial controls and procedures of the petroleum business and the nitrogen fertilizer business, and the need to modify systems or to add management resources;

•	difficulties in the integration and retention of customers or personnel and the integration and effective deployment of operations or technologies;

•	assumption of unknown material liabilities or regulatory non-compliance issues;

•	amortization of acquired assets, which would reduce future reported earnings;

•	possible adverse short-term effects on our Energy segment's cash flows or operating results; and

•	diversion of management's attention from the ongoing operations of our Energy segment's business.

In addition, in connection with any potential acquisition or expansion project, the CVR Refining, LP (or Refining Partnership) or the Nitrogen Fertilizer Partnership (as applicable) will need to consider whether a business they intend to acquire or expansion project they intend to pursue could affect their tax treatment as a partnership for federal income tax purposes. If the petroleum business or the nitrogen fertilizer business is otherwise unable to conclude that the activities of the business being acquired or the expansion project would not affect its treatment as a partnership for federal income tax purposes, it may elect to seek a ruling from the IRS. Seeking such a ruling could be costly or, in the case of competitive acquisitions, place the business in a competitive disadvantage compared to other potential acquirers who do not seek such a ruling. If the petroleum business or the nitrogen fertilizer business is unable to conclude that an activity would not affect its treatment as a partnership for federal income tax purposes, and is unable or unwilling to obtain an IRS ruling, the petroleum business or the nitrogen fertilizer business may choose to acquire such business or develop such expansion project in a corporate subsidiary, which would subject the income related to such activity to entity-level taxation, which would reduce the amount of cash available for distribution to the unitholders and would likely cause a substantial reduction in the value of its common units.
Failure to manage these acquisition and expansion growth risks could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows. There can be no assurance that CVR will be able to consummate any acquisitions or expansions, successfully integrate acquired entities, or generate positive cash flow at any acquired company or expansion project.
Internally generated cash flows and other sources of liquidity may not be adequate for the capital needs of CVR's businesses.
CVR's businesses are capital intensive, and working capital needs may vary significantly over relatively short periods of time. For instance, crude oil price volatility can significantly impact working capital on a week-to-week and month-to-month basis. If CVR cannot generate adequate cash flow or otherwise secure sufficient liquidity to meet our Energy segment's working capital needs or support its short-term and long-term capital requirements, it may be unable to meet its debt obligations, pursue its business strategies or comply with certain environmental standards, which would have a material adverse effect on our Energy segment's business and results of operations. business and results of operations.
A substantial portion of CVR's workforce is unionized and it is subject to the risk of labor disputes and adverse employee relations, which may disrupt its business and increase its costs.
As of December 31, 2012, approximately 53% of the employees at the Coffeyville refinery and 62% of the employees at the Wynnewood refinery were represented by labor unions under collective bargaining agreements. At Coffeyville, the collective bargaining agreement with six Metal Trades Unions (which covers union members who work directly at the Coffeyville refinery) is effective through March 2017, and the collective bargaining agreement with United Steelworkers (which covers the balance of CVR's unionized employees, who work in the terminal and related operations) is effective through March 2015, and automatically renews on an annual basis thereafter unless a written notice is received sixty days in advance of the relevant expiration date. The collective bargaining agreement with the International Union of Operating Engineers with respect to the Wynnewood refinery expires in June 2015. CVR may not be able to renegotiate its collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our Energy segment's costs. In addition, CVR's existing labor agreements may not prevent a strike or work stoppage at any of its facilities in the future, and any work stoppage could negatively affect our Energy segment's results of operations, financial condition and cash flows.
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
The Refining Partnership's and the Nitrogen Fertilizer Partnership's level of indebtedness may increase, which would reduce their financial flexibility and the distributions they make on their common units.
As of the date of this Report, the Refining Partnership had outstanding $500 million aggregate principal amount of 6.5% senior notes due 2022 and total borrowing capacity of up to $400 million under its ABL credit facility and up to $150 million under the intercompany credit facility, and the Nitrogen Fertilizer Partnership had $125 million of outstanding term loan borrowings, with availability of up to $25 million under its revolving credit facility. In the future, the Refining Partnership and the Nitrogen Fertilizer Partnership may incur additional significant indebtedness in order to make future acquisitions, expand their businesses or develop their properties. Their level of indebtedness could affect their operations in several ways, including the following:

•
a significant portion of their cash flows could be used to service their indebtedness, reducing available cash and their ability to make distributions on their common units (including distributions to CVR);

•	a high level of debt would increase their vulnerability to general adverse economic and industry conditions;

•	the covenants contained in their debt agreements will limit their ability to borrow additional funds, dispose of assets, pay distributions and make certain investments;

•
a high level of debt may place them at a competitive disadvantage compared to competitors that are less leveraged, and therefore may be able to take advantage of opportunities that their indebtedness would prevent them from pursuing;

•	their debt covenants may also affect flexibility in planning for, and reacting to, changes in the economy and in their industries;

•
a high level of debt may make it more likely that a reduction in the petroleum business' borrowing base following a periodic redetermination could require the Refining Partnership to repay a portion of its then-outstanding bank borrowings under its ABL credit facility; and

•
a high level of debt may impair their ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, general corporate or other purposes.

In addition, borrowings under their respective credit facilities and other credit facilities they may enter into in the future will bear interest at variable rates. If market interest rates increase, such variable-rate debt will create higher debt service requirements, which could adversely affect their ability to make distributions to common unitholders (including CVR).
In addition to debt service obligations, their operations require substantial investments on a continuing basis. Their ability to make scheduled debt payments, to refinance debt obligations and to fund capital and non-capital expenditures necessary to maintain the condition of operating assets, properties and systems software, as well as to provide capacity for the growth of their businesses, depends on their respective financial and operating performance. General economic conditions and financial, business and other factors affect their operations and their future performance. Many of these factors are beyond their control. They may not be able to generate sufficient cash flows to pay the interest on their debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt.
In addition, the bank borrowing base under the Refining Partnership's ABL credit facility will be subject to periodic redeterminations. It could be forced to repay a portion of its bank borrowings due to redeterminations of its borrowing base. If it is forced to do so, it may not have sufficient funds to make such repayments. If the Refining Partnership does not have sufficient funds and is otherwise unable to negotiate renewals of its borrowings or arrange new financing, it may have to sell significant assets. Any such sale could have a material adverse effect on Refining Partnership's business and financial condition and, as a result, its ability to make distributions to common unitholders (including CVR).
The Refining Partnership and the Nitrogen Fertilizer Partnership may not be able to generate sufficient cash to service all of their indebtedness and may be forced to take other actions to satisfy their debt obligations that may not be successful.
The Refining Partnership's and the Nitrogen Fertilizer Partnership's ability to satisfy their debt obligations will depend upon, among other things:

•
their future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond CVR's control; and

•
the Refining Partnership's ability to borrow under its ABL Credit Facility and the intercompany credit facility between the Refining Partnership and us, and the Nitrogen Fertilizer Partnership's ability to borrow under its revolving credit facility, the availability of which depends on, among other things, compliance with their respective covenants.

CVR cannot offer any assurance that its businesses will generate sufficient cash flow from operations, or that the Refining Partnership will be able to draw under its ABL credit facility or the intercompany credit facility, or that the Nitrogen Fertilizer Partnership will be able to draw under its revolving credit facility, or from other sources of financing, in an amount sufficient to fund their respective liquidity needs.
If cash flows and capital resources are insufficient to service their indebtedness, the Partnerships may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance their indebtedness. These alternative measures may not be successful and may not permit them to meet their scheduled debt service obligations. Their ability to restructure or refinance debt will depend on the condition of the capital markets and their financial condition at such time. Any refinancing of their debt could be at higher interest rates and may require them to comply with more onerous covenants, which could further restrict their business operations, and the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In addition, in the absence of adequate cash flows or capital resources, they could face substantial liquidity problems and might be required to dispose of material assets or operations, or sell equity, in order to meet their debt service and other obligations. They may not be able to consummate those dispositions for fair market value or at all. The Refining Partnership's Amended and Restated ABL Credit Facility and the indenture governing its notes and the Nitrogen Fertilizer Partnership's credit facility may restrict, or market or business conditions may limit, their ability to avail themselves of some or all of these options. Furthermore, any proceeds that CVR realizes from any such dispositions may not be adequate to meet their debt service obligations when due. None of CVR's stockholders or any of their respective affiliates has any continuing obligation to provide us with debt or equity financing.
The borrowings under the Refining Partnership's Amended and Restated ABL Credit Facility and intercompany credit facility and the Nitrogen Fertilizer Partnership's revolving credit facility bear interest at variable rates and other debt CVR or they incur could likewise be variable-rate debt. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect their respective distributions to us. The Refining Partnership or the Nitrogen Fertilizer Partnership may enter into agreements limiting their exposure to higher interest rates, but any such agreements may not offer complete protection from this risk.
Covenants in CVR's debt instruments could limit its ability to incur additional indebtedness and engage in certain transactions, which could adversely affect our Energy segment's liquidity and its ability to pursue its business strategies.
The indenture governing the Refining Partnership's notes and the ABL credit facility and the Nitrogen Fertilizer Partnership's credit facility contain a number of restrictive covenants that will impose significant operating and financial restrictions on them and their subsidiaries and may limit their ability to engage in acts that may be in their long-term best interest, including restrictions on their ability, among other things, to:

•	incur, assume or guarantee additional debt or issue redeemable or preferred units;

•	make distributions or prepay, redeem, or repurchase certain debt;

•	enter into agreements that restrict distributions from restricted subsidiaries;

•	incur liens

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	enter into transactions with affiliates; and

•	merge, consolidate or sell substantially all of their assets.

In particular, the indenture governing the Refining Partnership's notes prohibits it from making distributions to unitholders (including us) if any default or event of default (as defined in the indenture) exists. In addition, the indenture contains covenants limiting the Refining Partnership's ability to pay distributions to unitholders. The covenants will apply differently depending on the Refining Partnership's fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, the Refining Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, the Refining Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, up to an aggregate $100 million basket plus certain other amounts referred to as “incremental funds” under the indenture. In addition, the Refining Partnership's Amended and Restated ABL Credit Facility requires it to maintain a minimum excess availability under the facility as a condition to the payment of distributions to its unitholders. The Nitrogen Fertilizer Partnership's credit facility requires that, before the Nitrogen Fertilizer Partnership can make distributions to us, it must be in compliance with leverage ratio and interest coverage ratio tests. Any new indebtedness could have similar or greater restrictions.
A breach of the covenants under the foregoing debt instruments could result in an event of default. Upon a default, unless waived, the holders of the Refining Partnership's notes and lenders under the Refining Partnership's Amended and Restated ABL Credit Facility and the Nitrogen Fertilizer Partnership's credit facility would have all remedies available to a secured lender, and could elect to terminate their commitments, cease making further loans, institute foreclosure proceedings against the Refining Partnership or the Nitrogen Fertilizer Partnership (as applicable) or its respective subsidiaries' assets, and force it and its subsidiaries into bankruptcy or liquidation, subject to intercreditor agreements. In addition, any defaults could trigger cross defaults under other or future credit agreements or indentures. The Refining Partnership's or Nitrogen Fertilizer Partnership's operating results may not be sufficient to service their indebtedness or to fund CVR's other expenditures and they may not be able to obtain financing to meet these requirements. As a result of these restrictions, they may be limited in how they conduct their respective businesses, unable to raise additional debt or equity financing to operate during general economic or business downturns or unable to compete effectively or to take advantage of new business opportunities.
Despite their significant indebtedness, the Refining Partnership and the Nitrogen Fertilizer Partnership may still be able to incur significantly more debt, including secured indebtedness. This could intensify the risks described above.
The Refining Partnership and the Nitrogen Fertilizer Partnership may be able to incur substantially more debt in the future, including secured indebtedness. Although the Refining Partnership's ABL credit facility and the notes and the Nitrogen Fertilizer Partnership's credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions may not prevent them from incurring obligations that do not constitute indebtedness. To the extent such new debt or new obligations are added to their existing indebtedness, the risks described above could substantially increase.

Risks Related to the Limited Partnership Structures Through Which
CVR Currently Hold its Interests in the Refinery Business and the Nitrogen Fertilizer Business

Both the Refining Partnership and the Nitrogen Fertilizer Partnership currently have in place a policy to distribute all of the “available cash” each generates on a quarterly basis, which could limit their ability to grow and make acquisitions.
The current policy of the board of directors of the Refining Partnership's general partner is to distribute an amount equal to the available cash the Refining Partnership generates each quarter to its unitholders, beginning with the quarter ending March 31, 2013, and the current policy of the board of directors of the Nitrogen Fertilizer Partnership's general partner is to distribute to Nitrogen Fertilizer Partnership unitholders all of the available cash the Nitrogen Fertilizer Partnership generates on a quarterly basis. As a result of their respective cash distribution policies, the Refining Partnership and the Nitrogen Fertilizer Partnership will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund acquisitions and expansion capital expenditures. As such, to the extent they are unable to finance growth externally, their respective cash distribution policies will significantly impair their ability to grow. The board of directors of the general partner of either the Refining Partnership or the Nitrogen Fertilizer Partnership may modify or revoke its cash distribution policy at any time at its discretion, including in such a manner that would result in an elimination of cash distributions regardless of the amount of available cash they generate. Each board of directors will determine the cash distribution policy it deems advisable for them on an independent basis.
In addition, because of their respective distribution policies, their growth, if any, may not be as robust as that of businesses that reinvest their available cash to expand ongoing operations. To the extent either issues additional units in connection with any acquisitions or expansion capital expenditures or as in-kind distributions, current unitholders will experience dilution and the payment of distributions on those additional units will decrease the amount each distributes in respect of each of its outstanding units. There are no limitations in their respective partnership agreements on either the Refining Partnership's or the Nitrogen Fertilizer Partnership's ability to issue additional units, including units ranking senior to the outstanding common units. The incurrence of additional commercial borrowings or other debt to finance their growth strategy would result in increased interest expense, which, in turn, would reduce the available cash they have to distribute to unitholders (including CVR and us).
The Refining Partnership may not have sufficient available cash to pay any quarterly distribution on its common units, and the Nitrogen Fertilizer Partnership may not have sufficient available cash to pay any quarterly distribution on its common units. Furthermore, neither is required to make distributions to holders of its common units on a quarterly basis or otherwise, and both may elect to distribute less than all of their respective available cash.
Either or both of the Refining Partnership or the Nitrogen Fertilizer Partnership may not have sufficient available cash each quarter to enable the payment of distributions to common unitholders. The Refining Partnership and the Nitrogen Fertilizer Partnership are separate public companies, and available cash generated by one of them will not be used to make distributions to common unitholders of the other. Furthermore, the partnership agreements do not require either to pay distributions on a quarterly basis or otherwise. The board of directors of the general partner of either the Refining Partnership or the Nitrogen Fertilizer Partnership may at any time, for any reason, change its cash distribution policy or decide not to make any distribution. The amount of cash they will be able to distribute in respect of their common units principally depends on the amount of cash they generate from operations, which is directly dependent upon the margins each business generates.
If either of the Refining Partnership or the Nitrogen Fertilizer Partnership were to be treated as a corporation, rather than as a partnership, for U.S. federal income tax purposes or if either Partnership were otherwise subject to entity-level taxation, such entity's cash available for distribution to its common unitholders, including to us, would be reduced, likely causing a substantial reduction in the value of such its common units, including the common units held by CVR and us.
Current law requires the Refining Partnership and the Nitrogen Fertilizer Partnership to derive at least 90% of their respective annual gross income from certain specified activities in order to continue to be treated as a partnership, rather than as a corporation, for U.S. federal income tax purposes. One or both of them may not find it possible to meet this qualifying income requirement, or may inadvertently fail to meet this qualifying income requirement. If either the Refining Partnership or the Nitrogen Fertilizer Partnership were to be treated as a corporation for U.S. federal income tax purposes, they would pay U.S. federal income tax on all of their taxable income at the corporate tax rate, which is currently a maximum of 35%, they would likely pay additional state and local income taxes at varying rates, and distributions to their common unitholders, including to us, would generally be taxed as corporate distributions.

If the Refining Partnership and the Nitrogen Fertilizer Partnership were to be treated as corporations, rather than as partnerships, for U.S. federal income tax purposes or if they were otherwise subject to entity-level taxation, their cash available for distribution to its common unitholders, including to CVR, and the value of their common units, including the common units held by CVR, could be substantially reduced.
CVR may have liability to repay distributions that are wrongfully distributed to it.
Under certain circumstances, CVR may, as a holder of common units in the Refining Partnership and the Nitrogen Fertilizer Partnership, have to repay amounts wrongfully returned or distributed to us. Under the Delaware Revised Uniform Limited Partnership Act, a partnership may not make distributions to its unitholders if the distribution would cause its liabilities to exceed the fair value of its assets. Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the company for the distribution amount.
Public investors own approximately 30% of the nitrogen fertilizer business through the Nitrogen Fertilizer Partnership and approximately 19% of the petroleum business through the Refining Partnership. Although CVR owns the majority of the common units and the general partner of both the Refining Partnership and the Nitrogen Fertilizer Partnership, the general partners owe a duty of good faith to public unitholders, which could cause them to manage their respective businesses differently than if there were no public unitholders.
Public investors own approximately 30% of the Nitrogen Fertilizer Partnership's common units and approximately 19% of the Refining Partnership's common units. CVR is no longer entitled to receive all of the cash generated by the nitrogen fertilizer business or the petroleum business or freely transfer money from the nitrogen fertilizer business to finance operations at the petroleum business or vice versa. Furthermore, although CVR continues to own the majority of the common units and the general partner of both the Refining Partnership and the Nitrogen Fertilizer Partnership, the general partners are subject to certain fiduciary duties, which may require the general partners to manage their respective businesses in a way that may differ from CVR's best interests.
The general partners of the Refining Partnership and the Nitrogen Fertilizer Partnership have limited their liability, replaced default fiduciary duties and restricted the remedies available to common unitholders, including CVR, for actions that, without these limitations and reductions might otherwise constitute breaches of fiduciary duty.
The respective partnership agreements of the Refining Partnership and the Nitrogen Fertilizer Partnership limit the liability and replace the fiduciary duties of their respective general partner, while also restricting the remedies available to each partnership's common unitholders, including CVR, for actions that, without these limitations and reductions, might constitute breaches of fiduciary duty. Delaware partnership law permits such contractual reductions of fiduciary duty. The partnership agreements contain provisions that replace the standards to which each general partner would otherwise be held by state fiduciary duty law. For example, the partnership agreements:

•
permit each partnership's general partner to make a number of decisions in its individual capacity, as opposed to its capacity as general partner. This entitles its general partner to consider only the interests and factors that it desires, and means that it has no duty or obligation to give any consideration to any interest of, or factors affecting, any limited partner.

•
provide that each partnership's general partner will not have any liability to unitholders for decisions made in its capacity as general partner so long as (i) in the case of the Nitrogen Fertilizer Partnership, it acted in good faith, meaning it believed that the decision was in the best interest of the Nitrogen Fertilizer Partnership and (ii) in the case of the Refining Partnership, it did not make such decisions in bad faith, meaning it believed that the decisions were adverse to the Refining Partnership's interests.

•
provide that each partnership's general partner and the officers and directors of its general partner will not be liable for monetary damages to common unitholders, including CVR, for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that (i) in the case of the Nitrogen Fertilizer Partnership, the general partner or its officers or directors acted in bad faith or engaged in fraud or willful misconduct, or in, the case of a criminal matter, acted with knowledge that the conduct was criminal and (ii) in the case of the Refining Partnership, such losses or liabilities were the result of the conduct of its general partner or such officer or director engaged in by it in bad faith or with respect to any criminal conduct, with the knowledge that its conduct was unlawful.

In addition, the Refining Partnership's partnership agreement provides that its general partner will not be in breach of its obligations thereunder or its duties to the Refining Partnership or its limited partners if a transaction with an affiliate or the resolution of a conflict of interest is either (i) approved by the conflicts committee of its board of directors of the general partner, although the general partner is not obligated to seek such approval; or (ii) approved by the vote of a majority of the outstanding units, excluding any units owned by the general partner and its affiliates. In addition, the Nitrogen Fertilizer Partnership's partnership agreement (i) generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of its general partner and not involving a vote of unitholders must be on terms no less favorable to the Nitrogen Fertilizer Partnership than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to the Nitrogen Fertilizer Partnership, as determined by its general partner in good faith, and that, in determining whether a transaction or resolution is “fair and reasonable,” the general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to affiliated parties, including CVR and (ii) provides that in resolving conflicts of interest, it will be presumed that in making its decision, the general partner or its conflicts committee acted in good faith, and in any proceeding brought by or on behalf of any holder of common units, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.
With respect to the common units that CVR owns, it has agreed to be bound by the provisions set forth in each partnership agreement, including the provisions described above.
The Nitrogen Fertilizer Partnership and the Refining Partnership are managed by the executive officers of their general partners, some of whom are employed by and serve as part of the senior management team of CVR and its affiliates. Conflicts of interest could arise as a result of this arrangement.
The Nitrogen Fertilizer Partnership and the Refining Partnership is each managed by the executive officers of their general partners, some of whom are employed by and serve as part of the senior management team of CVR. Furthermore, although both the Nitrogen Fertilizer Partnership and the Refining Partnership have entered into services agreements with CVR under which they compensate CVR for the services of its management, CVR's management is not required to devote any specific amount of time to the nitrogen fertilizer business or the petroleum business and may devote a substantial majority of their time to the business of CVR. Moreover CVR may terminate the services agreement with the Nitrogen Fertilizer Partnership at any time, subject to a 180-day notice period, and commencing with the first anniversary of the Refining Partnership's IPO, may terminate the services agreement with the Refining Partnership, at any time, subject to a 180-day notice period. In addition, key executive officers of CVR, including its chief operating officer, chief financial officer and general counsel, will face conflicts of interest if decisions arise in which the Nitrogen Fertilizer Partnership or the Refining Partnership and CVR has conflicting points of view or interests.

Risks Relating to CVR's Petroleum Business
As a stand-alone public company, the Refining Partnership is exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.
The Refining Partnership is in the process of evaluating its internal controls systems to allow management to report on, and CVR's independent auditors to audit, its internal control over financial reporting. It will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and under current rules will be required to comply with Section 404 for the year ended December 31, 2013. Upon completion of this process, the Refining Partnership may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board (“PCAOB”) rules and regulations that remain unremediated. Although the Refining Partnership produces financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”), internal accounting controls may not currently meet all standards applicable to companies with publicly traded securities. As a publicly traded partnership, it will be required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
If the Refining Partnership fails to implement the requirements of Section 404 in a timely manner, it might be subject to sanctions or investigation by regulatory authorities such as the SEC. If it does not implement improvements to its disclosure controls and procedures or to its internal controls in a timely manner, its independent registered public accounting firm may not be able to certify as to the effectiveness of its internal control over financial reporting pursuant to an audit of its internal control over financial reporting. This may subject the Refining Partnership to adverse regulatory consequences or a loss of confidence in the reliability of its financial statements. It could also suffer a loss of confidence in the reliability of its financial statements if its independent registered public accounting firm reports a material weakness in its internal controls, if it does not develop and maintain effective controls and procedures or if it is otherwise unable to deliver timely and reliable financial information. Any loss of confidence in the reliability of its financial statements or other negative reaction to its failure to develop timely or adequate disclosure controls and procedures or internal controls could result in a decline in the price of its common units, which would reduce the value of CVR's investment in the Refining Partnership. In addition, if the Refining Partnership fails to remedy any material weakness, its financial statements may be inaccurate, it may face restricted access to the capital markets and the price of its common units may be adversely affected, which would reduce the value of our investment in the Refining Partnership.
The Refining Partnership will incur increased costs as a result of being a publicly traded partnership.
As a result of the Refining Partnership's IPO, it will incur significant incremental legal, accounting and other expenses that did not incur when it was operated as a wholly-owned non-public subsidiary of CVR Energy. In particular, the Refining Partnership is now subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). SEC reporting requirements will increase its legal and financial compliance costs and make compliance activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, as well as rules implemented by the SEC and the NYSE, require, or will require, publicly traded entities to adopt various corporate governance practices that will further increase CVR's costs. As a result, the amount of cash the Refining Partnership has available for distribution to its unitholders (including us) will be affected by its expenses, including the costs associated with being a publicly traded partnership. The Refining Partnership estimates that it will incur approximately $5 million of estimated incremental costs per year, some of which will be direct charges associated with being a publicly traded partnership, and some of which will be allocated to the Refining Partnership by CVR Energy; however, it is possible that the actual incremental costs of being a publicly traded partnership will be higher than currently estimated.
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
Refining margins are also impacted by domestic and global refining capacity. Downturns in the economy reduce the demand for refined fuels and, in turn, generate excess capacity. In addition, the expansion and construction of refineries domestically and globally can increase refined fuel production capacity. Excess capacity can adversely impact refining margins, earnings and cash flows.
During 2011 and 2012, favorable crack spreads and access to a variety of price-advantaged crude oils resulted in higher Adjusted EBITDA and cash flow generation that was greater than usual. There can be no assurance that these favorable conditions will continue and, in fact, crack spreads, refining margins and crude oil prices could decline, possibly materially, at any time. In particular, Enbridge Inc.'s purchase of 50% of the Seaway crude oil pipeline and the recent reversal of the pipeline to make it flow from Cushing to the U.S. Gulf Coast and the Seaway capacity expansion project may contribute to the decline of such favorable conditions by providing mid-continent producers with the ability to transport crude oil to Gulf Coast refiners in an economic manner. Crude oil began flowing through the Seaway Pipeline from Cushing to the Gulf Coast in May 2012, and an expansion project increasing total capacity from 150,000 bpd to 400,000 bpd was completed in January 2013. Moreover, the planned construction of a loop (twin) of the Seaway Pipeline, a new pipeline designed to parallel the existing right-of-way from Cushing to the Gulf Coast, is expected to more than double Seaway's capacity to 850,000 bpd by mid-2014. A significant deterioration of the current favorable conditions would have a material adverse effect on the petroleum business' earnings, results of operations and cash flows.
Volatile prices for natural gas and electricity also affect our Energy operations' manufacturing and operating costs. Natural gas prices reached ten-year lows in 2012. Natural gas and electricity prices have been, and will continue to be, affected by supply and demand for fuel and utility services in both local and regional markets.
If CVR is required to obtain its crude oil supply without the benefit of a crude oil supply agreement, its exposure to the risks associated with volatile crude oil prices may increase and our Energy segment's liquidity may be reduced.
Since December 31, 2009, the petroleum business has obtained substantially all of its crude oil supply for the Coffeyville refinery, other than the crude oil it gathers, through the Vitol Agreement. The Vitol Agreement was amended and restated on August 31, 2012 to include the provision of crude oil intermediation services to the Wynnewood refinery. The agreement, whose initial term expires on December 31, 2014, minimizes the amount of in-transit inventory and mitigates crude oil pricing risks by ensuring pricing takes place close to the time when the crude oil is refined and the yielded products are sold. If the petroleum business were required to obtain its crude oil supply without the benefit of a supply intermediation agreement, its exposure to crude oil pricing risks may increase, despite any hedging activity in which it may engage, and its liquidity would be negatively impacted due to increased inventory and the negative impact of market volatility.
Disruption of the petroleum business' ability to obtain an adequate supply of crude oil could reduce its liquidity and increase its costs.
For the Coffeyville refinery, in addition to the crude oil the petroleum business gathers locally in Kansas, Oklahoma, Missouri, and Nebraska, it purchased an additional 70,000 to 75,000 bpd of crude oil to be refined into liquid fuels in 2012. Although the Wynnewood refinery has historically acquired most of its crude oil from Texas and Oklahoma, it also purchases crude oil from other regions. Coffeyville obtains a portion of its non-gathered crude oil, approximately 17% in 2012, from foreign sources and Wynnewood obtained approximately 7% of its non-gathered crude oil from foreign sources as well. The majority of these foreign sourced crude oil barrels were derived from Canada. The actual amount of foreign crude oil the petroleum business purchases is dependent on market conditions and will vary from year to year. The petroleum business is subject to the political, geographic, and economic risks attendant to doing business with foreign suppliers. Disruption of production in any of these regions for any reason could have a material impact on other regions and the petroleum business. In the event that one or more of its traditional suppliers becomes unavailable, the petroleum business may be unable to obtain an adequate supply of crude oil, or it may only be able to obtain crude oil at unfavorable prices. As a result, the petroleum business may experience a reduction in its liquidity and its results of operations could be materially adversely affected.
If CVR's access to the pipelines on which the petroleum business relies for the supply of its crude oil and the distribution of its products is interrupted, its inventory and costs may increase and it may be unable to efficiently distribute its products.
If one of the pipelines on which either of the Coffeyville or Wynnewood refineries relies for supply of crude oil becomes inoperative, the petroleum business would be required to obtain crude oil through alternative pipelines or from additional tanker trucks, which could increase its costs and result in lower production levels and profitability. Similarly, if a major refined fuels pipeline becomes inoperative, the petroleum business would be required to keep refined fuels in inventory or supply refined fuels to its customers through an alternative pipeline or by additional tanker trucks, which could increase the petroleum business' costs and result in a decline in profitability.
The geographic concentration of the petroleum business' refineries and related assets creates an exposure to the risks of the local economy and other local adverse conditions. The location of its refineries also creates the risk of increased transportation costs should the supply/demand balance change in its region such that regional supply exceeds regional demand for refined products.
As the refineries are both located in the southern portion of Group 3 of the PADD II region, the petroleum business primarily markets its refined products in a relatively limited geographic area. As a result, it is more susceptible to regional economic conditions than the operations of more geographically diversified competitors, and any unforeseen events or circumstances that affect its operating area could also materially adversely affect its revenues and cash flows. These factors include, among other things, changes in the economy, weather conditions, demographics and population, increased supply of refined products from competitors and reductions in the supply of crude oil.
Should the supply/demand balance shift in its region as a result of changes in the local economy, an increase in refining capacity or other reasons, resulting in supply in the region exceeding demand, the petroleum business may have to deliver refined products to customers outside of the region and thus incur considerably higher transportation costs, resulting in lower refining margins, if any.

If sufficient Renewable Identification Numbers (RINs) are unavailable for purchase or if the petroleum business has to pay a significantly higher price for RINs, or if the petroleum business is otherwise unable to meet the EPA's Renewable Fuels Standard mandates, the petroleum business' financial condition and results of operations could be materially adversely affected.
Pursuant to the Energy Independence and Security Act of 2007, the EPA, has promulgated the Renewable Fuel Standard, or RFS, which requires refiners to blend “renewable fuels,” such as ethanol, with their petroleum fuels or purchase renewable energy credits, known as renewable identification numbers ("RINs"), in lieu of blending. Under the RFS, the volume of renewable fuels refineries like Coffeyville and Wynnewood are obligated to blend into their finished petroleum products increases annually over time until 2022. Beginning in 2011, the Coffeyville refinery was required to blend renewable fuels into its gasoline and diesel fuel or purchase RINs in lieu of blending. The Wynnewood refinery is required to comply beginning in 2013. The petroleum business currently purchases RINs for some fuel categories on the open market, as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS. Existing laws or regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum products may increase. In the future, the petroleum business may be required to purchase additional RINs on the open market and waiver credits from EPA in order to comply with the RFS. Recently the price of RINS has been extremely volatile with pricing increases. The petroleum business cannot predict the future prices of RINs or waiver credits, but the costs to obtain the necessary number of RINs and waiver credits could be material. Additionally, because the petroleum business does not produce renewable fuels, increasing the volume of renewable fuels that must be blended into its products displaces an increasing volume of the refineries' product pool, potentially resulting in lower earning and materially adversely affecting the petroleum business' cash flows.
If the petroleum business is unable to pass the costs of compliance with RFS on to customers, the petroleum business' profits would be significantly lower. Moreover, if sufficient RINs are unavailable for purchase or if the petroleum business has to pay a significantly higher price for RINs, or if the petroleum business is otherwise unable to meet the EPA's RFS mandates, its business, financial condition and results of operations could be materially adversely affected.
CVR's petroleum business faces significant competition, both within and outside of its industry. Competitors who produce their own supply of crude oil or other feedstocks, have extensive retail outlets, make alternative fuels or have greater financial resources than it does may have a competitive advantage.
The refining industry is highly competitive with respect to both crude oil and other feedstock supply and refined product markets. The petroleum business may be unable to compete effectively with competitors within and outside of the industry, which could result in reduced profitability. The petroleum business competes with numerous other companies for available supplies of crude oil and other feedstocks and for outlets for its refined products. The petroleum business is not engaged in the petroleum exploration and production business and therefore it does not produce any of its crude oil feedstocks. It does not have a retail business and therefore is dependent upon others for outlets for its refined products. It does not have any long-term arrangements (those exceeding more than a twelve-month period) for much of its output. Many of its competitors obtain significant portions of their crude oil and other feedstocks from company-owned production and have extensive retail outlets. Competitors that have their own production or extensive retail outlets with brand-name recognition are at times able to offset losses from refining operations with profits from producing or retailing operations, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages.
A number of the petroleum business' competitors also have materially greater financial and other resources than it does. These competitors may have a greater ability to bear the economic risks inherent in all aspects of the refining industry. An expansion or upgrade of its competitors' facilities, price volatility, international political and economic developments and other factors are likely to continue to play an important role in refining industry economics and may add additional competitive pressure.
In addition, the petroleum business competes with other industries that provide alternative means to satisfy the energy and fuel requirements of its industrial, commercial and individual customers. There are presently significant governmental incentives and consumer pressures to increase the use of alternative fuels in the United States. The more successful these alternatives become as a result of governmental incentives or regulations, technological advances, consumer demand, improved pricing or otherwise, the greater the negative impact on pricing and demand for the petroleum business' products and profitability.
Changes in the petroleum business' credit profile may affect its relationship with its suppliers, which could have a material adverse effect on its liquidity and its ability to operate the refineries at full capacity.
Changes in the petroleum business' credit profile may affect the way crude oil suppliers view its ability to make payments and may induce them to shorten the payment terms for purchases or require it to post security prior to payment. Given the large dollar amounts and volume of the petroleum business' crude oil and other feedstock purchases, a burdensome change in payment terms may have a material adverse effect on the petroleum business' liquidity and its ability to make payments to its suppliers. This, in turn, could cause it to be unable to operate the refineries at full capacity. A failure to operate the refineries at full capacity could adversely affect the petroleum business' profitability and cash flows.
CVR's commodity derivative contracts may limit our Energy segment's potential gains, exacerbate potential losses and involve other risks.
The petroleum business enters into commodity derivatives contracts to mitigate crack spread risk with respect to a portion of its expected refined products production. However, its hedging arrangements may fail to fully achieve these objectives for a variety of reasons, including its failure to have adequate hedging contracts, if any, in effect at any particular time and the failure of its hedging arrangements to produce the anticipated results. The petroleum business may not be able to procure adequate hedging arrangements due to a variety of factors. Moreover, such transactions may limit its ability to benefit from favorable changes in margins. In addition, the petroleum business' hedging activities may expose it to the risk of financial loss in certain circumstances, including instances in which:

•	the volumes of its actual use of crude oil or production of the applicable refined products is less than the volumes subject to the hedging arrangement;

•	the counterparties to its futures contracts fail to perform under the contracts; or

•	a sudden, unexpected event materially impacts the commodity or crack spread subject to the hedging arrangement.
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

•
severe adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting the petroleum business' facilities, or those of its vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project's debt or equity financing costs; and/or

•	nonperformance or force majeure by, or disputes with, the petroleum business' vendors, suppliers, contractors or sub-contractors.
The Coffeyville and Wynnewood refineries have been in operation for many years. Equipment, even if properly maintained, may require significant capital expenditures and expenses to keep it operating at optimum efficiency. For example, the petroleum business spent approximately $89 million on the most recently completed turnaround at the Coffeyville refinery and incurred approximately $102 million associated with the turnaround for the Wynnewood refinery, which the petroleum business completed in December 2012. These costs do not result in increases in unit capacities, but rather focus on efforts to maintain safe, reliable operations.
Any one or more of these occurrences noted above could have a significant impact on our Energy segment's business. If CVR were unable to make up the delays or to recover the related costs, or if market conditions change, it could materially and adversely affect our Energy segment's financial position, results of operations or cash flows.
CVR's plans to expand the gathering assets making up part of its supporting logistics businesses, which assist us in reducing its costs and increasing its processing margins, may expose our Energy segment to significant additional risks, compliance costs and liabilities.
CVR plans to continue to make investments to enhance the operating flexibility of its refineries and to improve its crude oil sourcing advantage through additional investments in its gathering and logistics operations. If CVR is able to successfully increase the effectiveness of its supporting logistics businesses, including its crude oil gathering operations, it believes it will be able to enhance its crude oil sourcing flexibility and reduce related crude oil purchasing and delivery costs. However, the acquisition of infrastructure assets to expand CVR's gathering operations may expose our Energy segment to risks in the future that are different than or incremental to the risks our Energy segment faces with respect to its refineries and existing gathering and logistics operations. The storage and transportation of liquid hydrocarbons, including crude oil and refined products, are subject to stringent federal, state, and local laws and regulations governing the discharge of materials into the environment, operational safety and related matters. Compliance with these laws and regulations could adversely affect our Energy segment's operating results, financial condition and cash flows. Moreover, failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of investigatory and remedial liabilities, the issuance of injunctions that may restrict or prohibit CVR's operations, or claims of damages to property or persons resulting from its operations.
Any businesses or assets that CVR may acquire in connection with an expansion of its crude oil gathering operations could expose it to the risk of releasing hazardous materials into the environment. These releases would expose our Energy segment to potentially substantial expenses, including cleanup and remediation costs, fines and penalties, and third party claims for personal injury or property damage related to past or future releases.
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
To a large degree, intrastate motor carrier operations are subject to state safety regulations that mirror federal regulations. Such matters as weight and dimension of equipment are also subject to federal and state regulations. Furthermore, from time to time, various legislative proposals are introduced, such as proposals to increase federal, state or local taxes, including taxes on motor fuels, which may increase our Energy segment's costs or adversely impact the recruitment of drivers. CVR cannot predict whether, or in what form, any increase in such taxes will be enacted or the extent to which they will apply to our Energy segment and its operations.

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
Unlike CVR's competitors, whose primary costs are related to the purchase of natural gas and whose costs are therefore largely variable, the nitrogen fertilizer business has largely fixed costs that are not dependent on the price of natural gas because it uses pet coke as the primary feedstock in the nitrogen fertilizer plant. As a result of the fixed cost nature of our Energy segment's operations, downtime, interruptions or low productivity due to reduced demand, adverse weather conditions, equipment failure, a decrease in nitrogen fertilizer prices or other causes can result in significant operating losses which could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
Continued low natural gas prices could impact the nitrogen fertilizer business' relative competitive position when compared to other nitrogen fertilizer producers.
Most nitrogen fertilizer manufacturers rely on natural gas as their primary feedstock, and the cost of natural gas, which reached ten-year lows in 2012, is a large component of the total production cost for natural gas-based nitrogen fertilizer manufacturers. The dramatic increase in nitrogen fertilizer prices in recent years has not been the direct result of an increase in natural gas prices, but rather the result of increased demand for nitrogen-based fertilizers due to historically low stocks of global grains and a surge in the prices of corn and wheat, the primary crops in the nitrogen fertilizer business' region. This increase in demand for nitrogen-based fertilizers has created an environment in which nitrogen fertilizer prices have disconnected from their traditional correlation with natural gas prices. Low natural gas prices benefit the nitrogen fertilizer business' competitors and disproportionately impact our operations by making the nitrogen fertilizer business less competitive with natural gas-based nitrogen fertilizer manufacturers. Continued low natural gas prices could impair the nitrogen fertilizer business' ability to compete with other nitrogen fertilizer producers who utilize natural gas as their primary feedstock if nitrogen fertilizer pricing drops as a result of low natural gas prices, and therefore have a material adverse impact on the cash flows of the nitrogen fertilizer business. In addition, if low natural gas prices in the United States were to prompt those U.S. producers who have permanently or temporarily closed production facilities to resume fertilizer production, this would likely contribute to a global supply/demand imbalance that could negatively affect nitrogen fertilizer prices and therefore have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows.
Any decline in U.S. agricultural production or limitations on the use of nitrogen fertilizer for agricultural purposes could have a material adverse effect on the sales of nitrogen fertilizer, and on our Energy segment's results of operations, financial condition and cash flows.
Conditions in the U.S. agricultural industry significantly impact the operating results of the nitrogen fertilizer business. The U.S. agricultural industry can be affected by a number of factors, including weather patterns and field conditions, current and projected grain inventories and prices, domestic and international population changes, demand for U.S. agricultural products and U.S. and foreign policies regarding trade in agricultural products.
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
A major factor underlying the current high level of demand for nitrogen-based fertilizer products is the production of ethanol. A decrease in ethanol production, an increase in ethanol imports or a shift away from corn as a principal raw material used to produce ethanol could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.

A major factor underlying the current high level of demand for nitrogen-based fertilizer products produced by the nitrogen fertilizer business is the production of ethanol in the United States and the use of corn in ethanol production. Ethanol production in the United States is highly dependent upon a myriad of federal statutes and regulations, and is made significantly more competitive by various federal and state incentives, mandated usage and production of ethanol pursuant to federal renewable fuel standards, such as E10 and E15, gasoline blends with 10% and 15% ethanol, respectively. However, a number of factors, including the drought in the Midwest and Great Plains regions, the continuing “food versus fuel” debate and studies showing that expanded ethanol usage may increase the level of greenhouse gases in the environment as well as be unsuitable for small engine use, have resulted in calls to reduce subsidies for ethanol, allow increased ethanol imports and to repeal or adopt temporary waivers of the current renewable fuel standard, any of which could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. The nation's fiscal crisis also establishes a situation in which all tax incentives, treatments and credits are being considered as a means to resolve the deficit situation. Therefore, ethanol incentive programs may not be renewed, or if renewed, they may be renewed on terms significantly less favorable to ethanol producers than current incentive programs. For example, on December 31, 2011, Congress allowed both the 45 cents per gallon ethanol tax credit and the 54 cents per gallon ethanol import tariff to expire. In other action, the EPA's proposed E15 RFS will continue to be challenged in court and legislative action. These actions could have a material adverse effect on ethanol production in the United States, which could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
Further, most ethanol is currently produced from corn and other raw grains, such as milo or sorghum - especially in the Midwest. The current RFS mandate also requires the percentage of ethanol production and usage in the United States to come from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops (plants grown for use to make biofuels or directly exploited for their energy content).
The federal act to implement the RFS required oil companies to blend 250 million gallons of cellulosic ethanol into their gasoline by 2011. The mandate doubled this amount for 2012, and by 2022 it will be 16 billion gallons. Very little cellulosic ethanol is available in the commercial market, and on January 25, 2013, the U.S. Court of Appeals for the District of Columbia ruled that such a mandate needs to be revised. Congress will consider legislation to revise the cellulosic ethanol mandate. The trend, however, is to move to other products for ethanol production. If this trend is successful, the demand for corn may decrease significantly, which could reduce demand for nitrogen fertilizer products and have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
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
The nitrogen fertilizer business is seasonal, which may result in it carrying significant amounts of inventory and seasonal variations in working capital. CVR's inability to predict future seasonal nitrogen fertilizer demand accurately may result in excess inventory or product shortages.
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
The nitrogen fertilizer business' operations are dependent on third party suppliers, including Linde, which owns an air separation plant that provides oxygen, nitrogen and compressed dry air to its gasifiers, and the City of Coffeyville, which supplies the nitrogen fertilizer business with electricity. A deterioration in the financial condition of a third party supplier, a mechanical problem with the air separation plant, or the inability of a third-party supplier to perform in accordance with its contractual obligations could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
The operations of the nitrogen fertilizer business depend in large part on the performance of third party suppliers, including Linde for the supply of oxygen, nitrogen and compressed dry air, and the City of Coffeyville for the supply of electricity. With respect to Linde, operations could be adversely affected if there were a deterioration in Linde's financial condition such that the operation of the air separation plant located adjacent to the nitrogen fertilizer plant was disrupted. Additionally, this air separation plant in the past has experienced numerous short-term interruptions, causing interruptions in gasifier operations. With respect to electricity, in 2010, the nitrogen fertilizer business settled litigation with the City of Coffeyville regarding the price they sought to charge the nitrogen fertilizer business for electricity and entered into an amended and restated electric services agreement which gives the nitrogen fertilizer business an option to extend the term of such agreement through June 30, 2024. Should Linde, the City of Coffeyville or any of its other third party suppliers fail to perform in accordance with existing contractual arrangements, operations could be forced to halt. Alternative sources of supply could be difficult to obtain. Any shutdown of operations at the nitrogen fertilizer plant, even for a limited period, could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
Our Energy segment's nitrogen fertilizer business' results of operations, financial condition and cash flows may be adversely affected by the supply and price levels of pet coke.
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
The nitrogen fertilizer business may not be able to maintain an adequate supply of pet coke. In addition, it could experience production delays or cost increases if alternative sources of supply prove to be more expensive or difficult to obtain. The nitrogen fertilizer business currently purchases 100% of the pet coke the Coffeyville refinery produces. Accordingly, if the nitrogen fertilizer business increases production, it will be more dependent on pet coke purchases from third party suppliers at open market prices. The nitrogen fertilizer business entered into a pet coke supply agreement with HollyFrontier Corporation which became effective on March 1, 2012. The initial term ends in December 2013 and the agreement is subject to renewal. There is no assurance that the nitrogen fertilizer business would be able to purchase pet coke on comparable terms from third parties or at all.

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
Any delay in the nitrogen fertilizer business' ability to ship its finished products as a result of these transportation companies' failure to operate properly, the implementation of new and more stringent regulatory requirements affecting transportation operations or equipment, or significant increases in the cost of these services or equipment could have a material adverse effect on our Energy segment's fertilizer business' results of operations, financial condition and cash flows.
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

International market conditions may also significantly influence its operating results. The international market for nitrogen fertilizers is influenced by such factors as the relative value of the U.S. dollar and its impact upon the cost of importing nitrogen fertilizers, foreign agricultural policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets, changes in the hard currency demands of certain countries and other regulatory policies of foreign governments, as well as the laws and policies of the United States affecting foreign trade and investment.
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
The nitrogen fertilizer business manufactures, processes, stores, handles, distributes and transports ammonia, which can be very volatile and extremely hazardous. Major accidents or releases involving ammonia could cause severe damage or injury to property, the environment and human health, as well as a possible disruption of supplies and markets. Such an event could result in civil lawsuits, fines, penalties and regulatory enforcement proceedings, all of which could lead to significant liabilities. Any damage to persons, equipment or property or other disruption of the ability of the nitrogen fertilizer business to produce or distribute its products could result in a significant decrease in operating revenues and significant additional cost to replace or repair and insure its assets, which could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows. The nitrogen fertilizer facility periodically experiences minor releases of ammonia related to leaks from its equipment. It experienced more significant ammonia releases in August 2007 due to the failure of a high-pressure pump and in August and September 2010 due to a heat exchanger leak and a UAN vessel rupture. Similar events may occur in the future and could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
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
Future environmental laws and regulations on the end-use and application of fertilizers could cause changes in demand for the nitrogen fertilizer business' products. In addition, future environmental laws and regulations, or new interpretations of existing laws or regulations, could limit the ability of the nitrogen fertilizer business to market and sell its products to end users. From time to time, various state legislatures have proposed bans or other limitations on fertilizer products. In addition, a number of states have adopted or proposed numeric nutrient water quality criteria that could result in decreased demand for fertilizer products in those states. For example, on November 30, 2012, EPA formally approved Florida's numeric nutrient limits pertaining to streams, spring vents, lakes, and south Florida estuaries and proposed tow new rules to limit nutrients in water bodies not covered under the Florida rules. If such laws, rules, regulations or interpretations to significantly curb the end-use or application of fertilizers were promulgated in CVR's marketing areas, it could result in decreased demand for its products and have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
If licensed technology were no longer available, the nitrogen fertilizer business may be adversely affected.
Future environmental laws and regulations on the end-use and application of fertilizers could cause changes in demand for the nitrogen fertilizer business' products. In addition, future environmental laws and regulations, or new interpretations of existing laws or regulations, could limit the ability of the nitrogen fertilizer business to market and sell its products to end users. From time to time, various state legislatures have proposed bans or other limitations on fertilizer products. In addition, a number of states have adopted or proposed numeric nutrient water quality criteria that could result in decreased demand for fertilizer products in those states. For example, on November 30, 2012, EPA formally approved Florida's numeric nutrient limits pertaining to streams, spring vents, lakes, and south Florida estuaries and proposed tow new rules to limit nutrients in water bodies not covered under the Florida rules. If such laws, rules, regulations or interpretations to significantly curb the end-use or application of fertilizers were promulgated in our marketing areas, it could result in decreased demand for our products and have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows.
The nitrogen fertilizer business may face third party claims of intellectual property infringement, which if successful could result in significant costs.
Although there are currently no pending claims relating to the infringement of any third party intellectual property rights, in the future the nitrogen fertilizer business may face claims of infringement that could interfere with its ability to use technology that is material to its business operations. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs and diversions of resources, which could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows. In the event a claim of infringement against the nitrogen fertilizer business is successful, it may be required to pay royalties or license fees for past or continued use of the infringing technology, or it may be prohibited from using the infringing technology altogether. If it is prohibited from using any technology as a result of such a claim, it may not be able to obtain licenses to alternative technology adequate to substitute for the technology it can no longer use, or licenses for such alternative technology may only be available on terms that are not commercially reasonable or acceptable. In addition, any substitution of new technology for currently licensed technology may require the nitrogen fertilizer business to make substantial changes to its manufacturing processes or equipment or to its products, and could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
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

Gaming
Intense competition exists and is growing in the gaming industry, including competition involving the implementation of internet gaming, and we may not be able to compete effectively which could negatively affect our Gaming operations.
The gaming industry is highly competitive for both customers and employees, including those at the management level. Tropicana faces increasing intense competition with numerous casinos and hotel casinos of varying quality and size in market areas where its properties are located. Tropicana also competes with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses and could compete with any new forms of gaming that exist or may be legalized in the future, including on-line gaming. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. As a result of the Justice Department's December 2011 opinion concerning the applicability of the Wire Act to internet gaming, certain states including Nevada, Delaware and New Jersey have moved forward with legislation to authorize various forms of intrastate internet gaming. Notably, in February 2013 Nevada amended its internet gaming law to permit Nevada licensed internet providers to commence internet poker and to allow the state to enter into agreements with other states to create multi-state poker wagering, and in February 2013 New Jersey enacted legislation authorizing intrastate internet gaming through Atlantic City casinos. The legislation provides that licensed Atlantic City casinos including Tropicana AC may offer internet gambling games subject to regulations to be adopted by the NJDGE. The law provides for a 15% tax on internet gaming gross revenues and permits New Jersey to enter into agreements with other states to engage in multi-state internet wagering pools. The law has a 10 year sunset provision. Tropicana's ability to compete in a marketplace containing multiple virtual casino platforms will depend on its ability to effectively market our internet gaming products to its customers in face of stiff competition as well as the availability of internet gaming in jurisdictions in which it operate casinos. In most markets, Tropicana competes directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, Tropicana faces competition from nearby markets in addition to direct competition within its market areas as well as the threat from new, emerging markets. With internet gaming, Tropicana's land based casinos will also potentially be competing in virtual markets that may not be constrained by geographical limitations.
In 2010, Tropicana AC implemented a new marketing strategy to target high end table game players to counter the increased competition from Pennsylvania and other surrounding markets. Casino revenues can vary because of table game hold percentage and differences in the odds for different table games. High end play may lead to greater fluctuations in Tropicana's table game hold percentage and, as a result, it may experience greater revenue and earnings fluctuation between reporting periods due to this marketing strategy.
In recent years, competition in existing markets has intensified. For example, competition with the Atlantic City market has increased with Pennsylvania and Delaware commencing live table game operations in 2010; the opening of a new casino in a Philadelphia suburb in 2012 and the re-bidding of the second Philadelphia Category 2 license; three casinos currently operating in Maryland with plans for additional casinos, and the addition of table games; two casinos operating in the New York metropolitan area and a new competitor in Atlantic City that commenced operations in Spring 2012. In September 2012, competition in our Baton Rouge market increased with the opening of a new casino. In addition, Tropicana's competitors have invested in expanding their existing facilities and developing new facilities. Tropicana's properties, on the other hand, historically have had more limited resources for capital expenditures and other improvements than many of its competitors. Tropicana's ability to invest in its properties going forward may continue to be constrained due to market conditions, and it may not be able to compete effectively with casinos that have been modernized or recently expanded.
Furthermore, competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from our properties and thus adversely affect Tropciana's business. Such internet wagering services are likely to expand in future years and become more accessible to domestic gamblers as a result of recently announced U.S. Department of Justice positions related to the application of federal laws to intrastate internet gaming and initiatives in some states to consider legislation to legalize intrastate internet wagering. There are also proposals that would specifically legalize internet gaming under federal law.
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
The casino, hotel and resort industry is capital intensive and Tropicana may not be able to proceed with renovation projects because of market conditions, which could put it at a competitive disadvantage.
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
Renovations and other capital improvements of Tropicana's properties require significant capital expenditures and usually generate little or no cash flow until the project is completed. Tropicana may not be able to proceed with planned capital improvement projects because of market conditions. Tropicana's failure to renovate its gaming properties may put it at a competitive disadvantage, which could have a materially adverse effect on our Gaming segment.
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
Finally, if Tropicana is unable to negotiate these agreements on mutually acceptable terms, the affected employees, including union members with the UNITE HERE Local 54 bargaining unit, may engage in a strike or other job actions instead of continuing to operate without contracts or under expired contracts, which could have a materially adverse effect on our Gaming segment, including the operations of Tropicana AC. In 2012, UNITE HERE Local 54 staged several protest actions at Tropicana AC which were disruptive to its business. Any unexpected shutdown of one of the casino properties, including Tropicana AC, from a work stoppage or strike action could have a material adverse effect on our Gaming segment. Moreover, strikes, work stoppages or other job actions could also result in adverse media attention or otherwise discourage customers, including convention and meeting groups, from visiting Tropicana's casinos. There can be no assurance that Tropicana can be adequately prepared for labor developments that may lead to a temporary or permanent shutdown of any of its casino properties.
Tropicana's business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the local, regional or national economy.
Consumer demand for casino and hotel properties, such as Tropicana's, are particularly sensitive to downturns in the local, regional or national economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, the recent housing and credit crises, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, perceived or actual declines in disposable consumer income and wealth, the effect of the current economic environment and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could further reduce customer demand for amenities that Tropicana offers.

The recent housing crisis and recession in the United States resulted in a significant decline in tourism and consumer spending. Economic conditions like the recent downturn (and slowdowns or recessions less severe) could cause fewer consumers to spend money or cause consumers to spend less money at Tropicana's properties and could materially adversely affect our Gaming operations. While general economic conditions have modestly improved, there can be no assurance that they will continue to improve or will not worsen in the future.
The state of the global financial markets may impact Tropicana's ability to obtain sufficient financing and credit on a going forward basis which could negatively impact its ability to expand its business.
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
As a result of the Chapter 11 Cases, the Predecessors and Tropicana AC were the subject of negative publicity which has had an impact on the image of their assets. This negative publicity may have an effect on the terms under which some customers and suppliers are willing to do business with Tropicana and could materially adversely affect our Gaming operations.
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
Tropicana owns, operates or has an interest in gaming facilities located in Nevada, Indiana, Mississippi, Louisiana, New Jersey and Aruba. Tropicana has obtained all material governmental licenses, qualifications, registrations, permits and approvals necessary for the operation of its gaming facilities as operations at such facilities are presently conducted. However, there can be no assurance that Tropicana can obtain any new licenses, or renew any existing, licenses, qualifications, findings of suitability, registrations, permits, or approvals that may be required in the future or that existing ones will not be suspended or revoked. If Tropicana relocates or expands any of its current gaming facilities or enters new jurisdictions, it must obtain all additional licenses, qualifications, findings of suitability, registrations, permits and approvals of the applicable gaming authorities in such jurisdictions. If state regulatory authorities were to find an officer, director, owner or other person affiliated with its operations unsuitable, Tropicana would be required to sever its relationship with that person. Gaming authorities, as well as other state regulatory authorities, may conduct similar investigations in the future in connection with new equity and debt holders. We cannot predict the outcome of these investigations or their potential impact on our Gaming segment.
Additionally, certain manufacturers, distributors and suppliers of gaming devices, junkets, goods or services to Tropicana's gaming facilities may be required to obtain a license or permit or undergo a suitability investigation by the gaming authorities. There can be no assurance that such licenses, permits or registrations will be obtained by such vendors. The failure of any such vendors to obtain any required licenses, permits or registrations on a timely basis could materially adversely affect our Gaming operations.
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
Future changes in legislation and regulation could negatively impact Tropicana's gaming operations.
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
If Tropicana decides to proceed with the development of Tropicana Aruba, it could encounter problems during development, construction, renovation and refurbishment that could increase the construction costs or delay the opening of Tropicana Aruba. In addition, Tropciana may not be able to complete development of or operate Tropicana Aruba if it does not obtain all necessary permits, licenses and approvals.
Construction projects like the development, construction, renovation and refurbishment of Tropicana Aruba are subject to significant development and construction risks, any of which could cause unanticipated cost increases and delays. These include, among others, the following:

•	adverse weather conditions that damage the project or cause delays;

•	changes to the plans or specifications;

•	shortages and increased costs of energy, materials and skilled labor;

•	engineering problems;

•	labor disputes and work stoppages;

•	environmental issues;

•	fire, flooding and other natural disasters; and

•	geological, construction, excavation, regulatory and equipment problems.

Tropicana has not finalized a budget for the permanent casino project. Once a budget for the permanent casino facility is developed, if the actual costs greatly exceed the budgeted amounts, Tropicana may not be able to modify the design in a manner that would enable it to remain within budget and, therefore, it may not have sufficient funds to complete the project. Failure to complete Tropicana Aruba on time or within budget could have a material adverse effect on our Gaming operations, prospects and ability to satisfy its obligations. Opening Tropicana Aruba within our anticipated time frame and remaining within budget will depend upon, among other things, the absence of any unforeseen difficulties or delays.
In addition, certain permits, licenses and approvals necessary for the development, construction and operation of Tropicana Aruba have not yet been obtained. The scope of the approvals required for a project of this nature is extensive. Unexpected changes or concessions required by Aruban regulatory authorities could involve significant additional costs and result in delay in the scheduled opening of Tropicana Aruba. Tropciana may not receive the necessary licenses and approvals or obtain them within our anticipated time frame.
Our Gaming operations could be materially adversely affected by the occurrence of accidents, natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism.
Natural disasters, such as hurricanes, floods, fires and earthquakes, could adversely affect our Gaming operations. Hurricanes are common to the areas in which Tropicana's Louisiana and Mississippi properties are located and the severity of such natural disasters is unpredictable. In October 2012, Hurricane Sandy resulted in the mandatory closure of Tropicana AC for approximately five days. Although the property did not incur any significant property damage, the severity of the property damage to a large portion of the Atlantic City feeder markets including New Jersey, New York and Pennsylvania resulted in a long term business interruption that has continued into 2013 and materially affected operating results. Likewise, in August 2011, Hurricane Irene and mandatory governmental evacuation orders for Atlantic City caused an approximately three-day closure of Tropicana AC , adversely affecting our Gaming operations. In May 2011, both of Tropicana's properties in Greenville, Mississippi, Lighthouse Point and Jubilee were closed for approximately 29 days as a result of Mississippi River flooding causing substantial damage at its Lighthouse Point property and adversely affected our Gaming segment's operating results at its Greenville facilities. Likewise, in August 2012, Tropicana's property in Louisiana was forced to temporarily close for approximately 2 days as a result of Hurricane Isaac. We cannot predict the impact that any future natural disasters will have on Tropicana's ability to maintain its customer base or to sustain its business activities.
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
All of Tropicana's facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as result of casualty, forces of nature, mechanical failure or extended or extraordinary maintenance, among other causes. In addition, Tropicana's gaming operations, particularly those conducted on riverboats or at dockside facilities, could be damaged or halted due to extreme weather conditions. In October 2012 Hurricane Sandy resulted in the mandatory closure of Tropicana AC for approximately five days. Although the property did not incur any significant property damage, the severity of the property damage to a large portion of the Atlantic City feeder markets including New Jersey, New York and Pennsylvania has resulted in long term business interruption that has continued into 2013 and materially affected operating results. Likewise, in August 2011 Hurricane Irene and mandatory governmental evacuation orders for Atlantic City caused an approximately three-day closure of Tropicana AC, adversely affecting our Gaming operations. In May 2011 both of Tropicana's properties in Greenville, Mississippi, Lighthouse Point and Jubilee were closed for approximately 29 days as a result of Mississippi River flooding causing substantial damage at its Lighthouse Point property and adversely affected our Gaming segment's operating results at its Greenville facilities. Likewise, in August 2012 Tropicana's property in Louisiana was forced to temporarily close for approximately 2 days as a result of Hurricane Isaac. Each of Tropicana's riverboats must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a Certificate of Inspection for stabilization and flotation, and may also be subject to local zoning codes. The U.S. Coast Guard requirements establish standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Inspection or American Bureau of Shipping approval would preclude its use as a casino.
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
U.S. Coast Guard regulations also require certain of Tropicana's properties to prepare and follow certain security programs. In the first quarter of 2003, Casino Aztar implemented the American Gaming Association's Alternative Security Program at its riverboat casino. In November 2012, the Indiana Gaming Commission approved Casino Aztar to convert from a self-propelled riverboat to a permanently moored craft designation, contingent on successful completion of an emergency drill package to be approved by American Bureau of Shipping ("ABS") and the addition of an additional passenger egress before the next annual inspection of the vessel in October 2013. In December 2012, the United States Coast Guard relinquished regulatory oversight of the Casino Aztar vessel after successful completion of the ABS drills, negating the requirement for the Alternative Security Program. Belle of Baton Rouge applies a customized alternative security program. The American Gaming Association's Alternative Security Program is specifically designed to address maritime security requirements at riverboat casinos and their respective dockside facilities. Changes to these regulations could adversely affect our Gaming operations.
Noncompliance with environmental, health and safety regulations applicable to Tropicana's hotels and casinos could adversely affect Tropicana's results of operations.
As the owner, operator and developer of real property, Tropicana must address, and may be liable for, hazardous materials or contamination of these sites and any other off-site locations at which any hazardous material that its activities generate are disposed. Tropicana's ongoing operations are subject to stringent regulations relating to the protection of the environment and handling of waste, particularly with respect to the management of wastewater from its facilities. Any failure to comply with existing laws or regulations, the adoption of new laws or regulations with additional or more rigorous compliance standards, or the more vigorous enforcement of environmental laws or regulations could limit Tropicana's future opportunities and, accordingly, could materially adversely affect our Gaming operations by increasing its expenses and limiting its future opportunities
The concentration and evolution of the slot machine manufacturing industry could impose additional costs on Tropicana's operations.
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
In recent years, the prices of new slot machines have dramatically increased. Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring gaming operators to execute participation lease arrangements for them to be able to offer such machines to patrons. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental fee. Such agreements may (depending on regulatory restrictions in the applicable jurisdiction) also include a percentage payment to the manufacturer based on the usage of the machine or the gaming company's receipts from the machine, sometimes referred to as "coin-in" or "net win" percentage payments. Generally, a slot machine participation lease is more expensive over the long term than the cost of purchasing a new slot machine. Tropicana has slot machine participation leases at each of its properties.

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
We cannot assure you that Tropicana will be able to fully insure such losses or fully collect, if at all, on claims resulting from such extreme weather conditions. In addition, extreme weather events such as hurricanes and floods have resulted in increases in insurance premiums, increased deductibles and less favorable coverage terms. Furthermore, such extreme weather conditions may interrupt or impede access to Tropicana's affected properties and may cause visits to its affected properties to decrease for an indefinite period.
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
A substantial portion of Tropicana's indebtedness is subject to floating interest rates, which makes it more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates, or a downturn in its business. As of December 31, 2012, approximately $174 million of its indebtedness, which represents the outstanding balance under its New Term Loan Facility, was subject to floating interest rates. Tropicana currently has no hedging arrangements in place to mitigate the impact of higher interest rates.
Tropicana's indebtedness could adversely affect its business, financial condition and results of operations and prevent it from fulfilling its obligations under the terms of its indebtedness.
Tropicana's indebtedness could adversely affect its business, financial condition and results of operations and prevent it from fulfilling its obligations under the terms of its indebtedness. The terms of the New Term Loan Facility require it to comply with a first lien net leverage ratio and a total net leverage ratio. The New Term Loan Facility contains mandatory prepayment provisions from proceeds received by it and its subsidiaries as a result of asset sales, the incurrence of indebtedness and issuance of equity, casualty events and excess cash flow (subject in each case to certain exceptions). In addition, other covenants in the New Term Loan Facility may restrict its flexibility. Such covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions. Additionally, there may be factors beyond its control that could affect its ability to meet debt service requirements. Tropicana's ability to meet debt service requirements will depend on its future performance and its ability to sustain sales conditions in the markets in which it operates, the economy generally, and other factors that are beyond its control. Tropicana may need to refinance all or a portion of its indebtedness on or before maturity. We cannot assure that Tropicana's businesses will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. We cannot assure you that Tropicana will be able to refinance any of its indebtedness on commercially reasonable terms or at all. If Tropicana is unable to make scheduled debt payments or comply with the other provisions of its debt instruments, its lenders will be permitted under certain circumstances to accelerate the maturity of the indebtedness owing to them and exercise other remedies provided for in those instruments and under applicable law.

Railcar
The highly cyclical nature of the railcar industry and restricted credit markets may result in lower revenues during economic downturns.
The North American railcar market has been, and ARI expects it to continue to be, highly cyclical resulting in volatility in demand for its products and services. Downturns in economic conditions typically have an adverse affect on cyclical industries due to decreased demand for new and replacement products.
Sales of ARI's railcars and other products slowed in 2009 and 2010 resulting in decreased production rates. New orders and shipments of railcars steadily increased in 2011 and 2012 driven by increased demand for shipment of certain commodities, replacement of older railcars and federal tax benefits from the delivery of railcars in 2011 and 2012. Though ARI has seen improvements in the railcar market in 2011 and 2012, these improvements may or may not continue.
Currently, ARI estimates that approximately 75% of its December 31, 2012 backlog will be shipped during 2013. As a result, ARI's failure to obtain new orders would materially adversely affect its business, financial condition and results of operations.  Downturns in part or all of the railcar manufacturing industry may occur in the future, resulting in decreased demand for ARI's products and services.
Most of the end users of ARI's railcars that it sells acquire them through leasing arrangements with its leasing company customers. The recent economic downturn and more cautious credit markets during 2009 and 2010 have resulted in stricter borrowing conditions, which could increase the cost of, or potentially deter, new leasing arrangements. These factors have caused and could in the future cause ARI's leasing company customers to purchase fewer railcars, which could materially adversely affect our Railcar operations.
ARI operates in a highly competitive industry and may be unable to compete successfully, which would materially adversely affect our Railcar operations.
ARI faces intense competition in all of its markets. In its railcar manufacturing business, ARI has four primary competitors. Any of these competitors may, from time to time, have greater resources than ARI does. ARI's current competitors may increase their participation in, or new competitors may enter into, the railcar markets in which it competes. Strong competition within the industry has led to pricing pressures and could limit ARI's ability to maintain or increase prices or obtain better margins on its railcars. If ARI produces any types of railcars other than what it currently produces, ARI will be competing with other manufacturers that may have more experience with that railcar type.
ARI also has intense competition in its railcar leasing business from railcar manufacturers, leasing companies, banks and other financial institutions. ARI is competing with certain of its significant customers through its entry into the railcar leasing market. Some of ARI's railcar manufacturing competitors also produce railcars for use in their own railcar leasing fleet, competing directly with its new railcar leasing business and with leasing companies.
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

Our Railcar segment depends upon a small number of customers that represents a large percentage of its revenues. The loss of any single significant customer, a reduction in sales to any such significant customer or any such significant customer's inability to pay in a timely manner could materially adversely affect our Railcar operations.
Railcars are typically sold pursuant to large, periodic orders and therefore, a limited number of customers typically represent a significant percentage of railcar sales in any given year. Our railcar segment's top three external customers accounted for approximately 65%, 53% and 58% of its total net sales and other revenues from operations in 2012, 2011 and 2010, respectively. The loss of any significant portion of its sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of its major customers could materially adversely affect our Railcar operations. If one of our Railcar segment's significant customers was unable to pay due to financial conditions, it could materially adversely affect our Railcar operations.
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
Our Railcar segment's investment in expanding its lease fleet may use significant amounts of cash which may require it to secure additional capital and it may be unable to secure capital on favorable terms or to arrange capital on favorable terms, or at all.
Our Railcar segment will utilize existing cash and cash generated through lease fleet financing to manufacture railcars it leases to customers, while cash from lease revenues will be received over the term of the lease or leases relating to those railcars. Depending upon the number of railcars that our Railcar segment leases and the amount of cash used in its other operations, its cash balances and its availability under its lease fleet financing could be depleted, requiring it to seek additional capital. Our Railcar segment's inability to secure additional capital, on commercially reasonable terms, or at all may limit its ability to support operations, maintain or expand its existing business, or take advantage of new business opportunities. Our Railcar segment could also experience defaults on leases that could further constrain cash.
Our Railcar segment may be unable to re-market railcars from expiring leases on favorable terms, which could adversely affect its business, financial condition and results of operations.
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
The variable purchase patterns of railcar customers and the timing of completion, customer acceptance and shipment of orders may cause its revenues and income from operations to vary substantially each quarter, which could result in significant fluctuations in our Railcar segment quarterly and annual results.
Railcar sales comprised approximately 78%, 76%, and 62% of our Railcar segment's total net sales and other revenues from operations in 2012, 2011, and 2010, respectively. Our railcar segment's results of operations in any particular quarterly period may be significantly affected by the number and type of railcars manufactured and shipped in that period, which is impacted by customer needs that vary greatly year to year, as discussed above. The customer acceptance and title transfer or customer acceptance and shipment of our Railcar segment's railcars determine when it records the revenues associated with its railcar sales or leases. Given this, the timing of customer acceptance and title transfer or customer acceptance and shipment of railcars could cause fluctuations in our Railcar segment's quarterly and annual results. The railroads could potentially go on strike or have other service interruptions, which could ultimately create a bottleneck and potentially cause our Railcar segment to slow down or halt its shipment and production schedules, which could materially adversely affect our Railcar operations.
As a result of these fluctuations, we believe that comparisons of our Railcar segment's revenues and operating results between quarterly periods within the same year and between quarterly periods within different years may not be meaningful and, as such, these comparisons should not be relied upon as indicators of ARI's future performance.

Some of ARI's railcar services and component manufacturing employees belong to labor unions and strikes or work stoppages by them or unions formed by some or all of ARI's other employees in the future could adversely affect our Railcar operations.
As of December 31, 2012, the employees at ARI's sites covered by collective bargaining agreements, in the aggregate, represented approximately 15% of ARI's total workforce. Disputes with regard to the terms of these agreements or ARI's potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot guarantee that ARI's relations with its union workforce will remain positive nor can we guarantee that union organizers will not be successful in future attempts to organize ARI's railcar manufacturing employees or employees at some of its other facilities. If ARI's workers were to engage in a strike, work stoppage or other slowdown, other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, ARI could experience a significant disruption of its operations and higher ongoing labor costs. In addition, ARI could face higher labor costs in the future as a result of severance or other charges associated with layoffs, shutdowns or reductions in the size and scope of its operations.
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

Metals
The principal markets served by our Metals segment's business are highly competitive. Our Metals segment may have difficulty competing with companies that have a lower cost structure than it has.
Our Metals segment's business operates in a highly competitive environment. Our Metals segment primarily provides products and services to industrial companies. Many other companies offer the same or similar products and services and compete with our metals business on a number of bases including, but not limited to: (i) price; (ii) quality of service; (iii) proximity to the consumer; (iv) proximity to sources of supply; (v) local or regional presence; (vi) technology; (vii) safety performance; and (viii) financial strength. Some of these competitors have greater financial resources or are larger and have more diverse businesses. In addition, we also face increased competition from steel mills that are vertically integrated into the scrap metal business. Some of our foreign competitors may be able to pursue business opportunities without regard for the laws and regulations with which we must comply, such as environmental regulations. These companies may have a lower cost structure, and more operating flexibility and consequently they may be able to offer better prices and more services than we can. We cannot assure you that we will be able to compete successfully with these companies. In addition to larger companies, we compete with many smaller competitors operating locally in this highly fragmented market. Some of these smaller companies may have lower operating costs and may be able to compete more effectively on price.
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
During periods of high demand for scrap metals, the demand for ferrous scrap metal could outstrip its supply. The relative scarcity of ferrous scrap, particularly prime or industrial grades, and its high price during such periods have created opportunities for producers of alternatives to scrap metals, such as pig iron and direct reduced iron pellets and others. We cannot assure you that the use of alternatives to scrap metals may not proliferate in the future if the prices for scrap metals rise, if the supplies of available unprepared ferrous scrap tighten or if costs to import scrap decline precipitously.
Unanticipated disruptions in our operations or slowdowns by our shipping companies could adversely affect our ability to deliver our products, which could materially and adversely affect PSC Metals' revenues and its relationship with its consumers.
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
The profitability of PSC Metals' scrap recycling operations depends, in part, on the availability of an adequate source of supply of scrap metals.
PSC Metals procures scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metals to PSC Metals. In periods of low industry prices, suppliers may elect to hold scrap to wait for higher prices or intentionally slow their scrap sales activities. If a substantial number of scrap suppliers cease selling scrap metals to PSC Metals, its scrap metals business could be materially and adversely affected. In addition, the slowdown of industrial production and U.S. consumer consumption during the recent economic crisis has reduced industrial grades of scrap metal available to PSC Metals. If the supply of scrap metal is limited, PSC Metals would be unable to recycle scrap metals at necessary volumes which could adversely affect our Metals operations.
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
PSC Metals' business presents significant risk of injury or death.
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
PSC Metals' business is subject to stringent regulations, particularly under applicable environmental laws.
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
PSC Metals believes that it is currently in material compliance with applicable statutes and regulations governing the protection of human health and the environment, including employee health and safety. We can give no assurance, however, that PSC Metals will continue to be in material compliance or avoid material fines, penalties and expenses associated with compliance issues in the future.
Such laws and regulations also require manifests to be completed and delivered in connection with any shipment of prescribed materials so that the movement and disposal of such materials can be traced and the persons responsible for any mishandling of such materials identified. Regulatory requirements may be imposed as conditions of operating permits or licenses. As part of its scrap metals business, PSC Metals must properly remove, handle, recycle or dispose of waste materials or be subject to penalties. Transportation, transfer, storage and disposal of waste are difficult and accidents may occur. These laws and regulations are stringent and are likely to become more stringent in the future. Existing and new laws and regulations may require our scrap metals business to modify, supplement, replace or curtail its operating methods or to modify or replace facilities or equipment at costs that may be substantial without any corresponding increase in revenues.
Hazardous substances are present in some of the processing, transfer and storage facilities owned or leased by our scrap metal business and landfill facilities used by our scrap metals business. Remediation may be required at these sites at substantial cost. We cannot assure you that the ultimate cost and expense of corrective action will not substantially exceed any reserves and have a material adverse impact on our Metals segment's operations. In addition, governments have from time to time required companies to remediate sites where materials were properly disposed because those governments have instituted higher standards.
PSC Metals is required to obtain, and must comply with, various permits and licenses to conduct our scrap metals business. Failure to obtain or violations of any permit or license, if not remedied, could result in PSC Metals' incurring substantial fines, suspending our scrap metals business or closing facilities. Further, our scrap metals business is conducted primarily outdoors and as such, depending on the nature of the ground cover, involves the risk of releases of wastes and other regulated materials to the soil and, possibly, to groundwater. From time to time, as part of its continuous improvement programs, PSC Metals incurs costs to improve environmental control systems.
PSC Metals' business may be subject to public opposition and adverse publicity that could delay or limit its development and expansion.
A high level of public concern exists over industrial by-products recovery operations, including the location and operation of transfer, processing, storage and disposal facilities and the collection, processing or handling of industrial by-products and waste materials, particularly hazardous materials. Zoning, permit and licensing applications and proceedings and regulatory enforcement proceedings are all matters open to public scrutiny and comment. As a result, from time to time, our scrap metals business may be subject to citizen opposition and adverse publicity that may have a negative effect on operations and delay or limit the expansion and developing of operating properties, and could have a material adverse effect on our Metals operation.
PSC Metals may be unable to obtain adequate environmental insurance.
PSC Metals is subject to potential liability for personal injuries and property damage caused by releases of hazardous substances and for remediation of risks posed by hazardous substances. Consistent with industry trends, PSC Metals may be unable to obtain an adequate amount of environmental impairment insurance for its scrap metals business at a reasonable premium to cover liability to third persons for environmental damage. Accordingly, if our scrap metals business were to incur liability for environmental damage either not provided for under such coverage or in excess of such coverage, our Metals operations could be materially or adversely affected.
Increasing energy and freight costs could increase PSC Metal's operating costs.
The availability and cost of freight and energy, such as electricity, natural gas and diesel fuel, is important in the manufacture and transport of PSC Metals' products. PSC Metals' operations consume substantial amounts of energy, and its operating costs generally increase when energy costs rise. Factors that may affect PSC Metals' energy costs include significant increases in fuel, oil or natural gas prices, unavailability of electrical power or other energy sources due to droughts, hurricanes or other natural causes or due to shortages resulting from insufficient supplies to serve customers, or interruptions in energy supplies due to equipment failure or other causes. During periods of increasing energy and freight costs, PSC Metals may be unable to fully recover its operating cost increases through price increases without reducing demand for its products. PSC Metals' financial results could be adversely affected if it is unable to pass these increases on to its customers or if it is unable to obtain the necessary freight and energy.
PSC Metals' operations are outside and affected by severe changes in the weather. Severe weather or equipment failures may lead to production curtailments or shutdowns.
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

Home Fashion
WPH has had a history of sales declines, net losses and negative cash flow from operations. In 2011 WPH generated positive cash flows from operations for the first time and continued to generate positive cash flows from operations in 2012. However, WPH can provide no assurance that it will ever generate income or continue to provide positive cash flows from operations.
WPH has had a history of significant net losses. In addition, our Home Fashion segment has not generated positive cash flows from its operations until 2011. For 2012 and 2011, our Home Fashion segment generated positive cash flow from operations of $11 million and $21 million, respectively, primarily due to changes in working capital. For 2010, our Home fashion segment had net cash used in operating activities of $50 million.
We can provide no assurance that our Home Fashion segment will ever generate income or continue to generate positive cash flows from operations. Unless WPH is able to continue to generate positive cash flows from its operations, WPH will require external financing to operate its business.
In light of the recent operating performance and challenging industry conditions, our Home Fashion segment is considering various strategic alternatives which may include, without limitation, joint ventures, other forms of strategic alliances and/or a sale or divestiture of all or a significant portion of its assets.
In light of WPH's recent operating performance and challenging industry conditions, we are considering various strategic alternatives which may include, without limitation, joint ventures, other forms of strategic alliances, and/or a sale or divestiture of all or a significant portion of WPH's assets. We cannot determine whether any of these transactions will be consummated or, if so, upon what terms.  Any sale of WPH may result in consideration that is materially less than the carrying value of our investment in WPH.

WPH has a limited operating history and acquired its business from the former owners through bankruptcy proceedings in 2005. Certain of the issues that contributed to WestPoint Stevens filing for bankruptcy continue to affect WPH's business operations and financial condition.
WPH commenced operations on August 8, 2005 concurrent with the acquisition of assets from WestPoint Stevens as part of its bankruptcy reorganization. Certain of the issues that contributed to WestPoint Stevens' filing for bankruptcy, such as intense industry competition, the inability to produce goods at a cost competitive with overseas suppliers, the increasing prevalence of direct sourcing by principal customers and continued incurrence of overhead costs associated with an enterprise larger than the current business can profitably support, continue to exist and may continue to adversely affect our Home Fashion operations.
The home fashion industry is cyclical, seasonal and highly correlated to home sales.
The home fashion industry is both cyclical and seasonal, which affects WPH's performance. Traditionally, the home fashion industry is seasonal, with a peak sales season in the fall. In response to this seasonality, WPH increases its inventory levels during the first six months of the year to meet customer demands for the peak fall season. In addition, the home fashion industry is traditionally cyclical and WPH's performance may be negatively affected by downturns in consumer spending. The home fashion industry is also highly correlated to home sales, and WPH's performance has been negatively affected by the downturn in this market.
The loss of any of WPH's large customers could have an adverse effect on its business.
During 2012, WPH had five customers that accounted for approximately 63% of its net sales. The loss of any of WPH's largest accounts, or a material portion of sales to those accounts, could have an adverse effect upon WPH's business, which could be material.
A substantial portion of WPH's sales are derived from licensed designer brands. The loss of a significant license could have an adverse effect on its business.
A substantial portion of WPH's sales is derived from licensed designer brands. Some of the licenses are automatically renewable for additional periods, provided that sales thresholds set forth in the license agreements are met. Under certain circumstances, these licenses can be terminated without WPH's consent due to circumstances beyond WPH's control. The license agreements for these designer brands generally are for a term of two or three years. The loss of a significant license could have an adverse effect upon WPH's business, which effect could be material to its business. There was one licensed brand that contributed greater than 10% of WPH's net sales for each of 2012, 2011 and 2010 which contributed approximately $47 million, $61 million and $137 million, respectively, during such respective periods.
During 2010 and 2011 there was a global shortage of the principal raw materials WPH uses to manufacture its products, particularly cotton and cotton yarn that forced WPH to pay significantly more for those materials. Any similar or future shortages would increase WPH's cost of goods and cause WPH to increase its prices, which could have an adverse effect on WPH's operations, and, to the extent WPH is not able to pass the cost increases to its customers, the margins on WPH products will be decreased.
Any shortage in the raw materials WPH uses to manufacture its products could adversely affect WPH's operations. The principal raw materials that WPH uses in the manufacture of its products are cotton of various grades and staple lengths and polyester and nylon in staple and filament form. During 2010 and 2011, there was a global shortage of cotton and cotton yarn that forced WPH to pay significantly more for those materials. The shortages experienced resulted in the unwillingness of many producers to enter into long-term supply agreements, which resulted in increased price volatility. These shortages further resulted in increased prices for other raw materials, including polyester and nylon. WPH has not historically been able to pass all these cost increases to its customers through increased prices and, when that is the case, the margins on WPH's products have decreased. To the extent WPH increases the prices of its products to take into account any increased costs, WPH's sales may be negatively affected. Any shortage event may also impact the availability of raw materials, thereby adversely impacting the timing and volume of WPH net sales.
The home fashion industry is very competitive and WPH's success depends on its ability to compete effectively in its market.
The home fashion industry is highly competitive. WPH's future success will, to a large extent, depend on its ability to be a low-cost producer and to remain competitive. WPH competes with both foreign and domestic companies on the basis of price, quality and customer service. WPH's future success depends on its ability to remain competitive in the areas of marketing, product development, price, quality, brand names, manufacturing capabilities, distribution and order processing. Any failure to compete effectively could adversely affect WPH's sales and, accordingly, our Home Fashion operations. Additionally, the easing of trade restrictions over time has led to growing competition from low-priced products imported from Asia and Latin America. The lifting of import quotas in 2005 has accelerated the loss of WPH's market share.

WPH has a significant percentage of its products that are made overseas. There is no assurance that WPH will be successful in obtaining goods of sufficient quality on a timely basis and on advantageous terms. WPH is subject to additional risks relating to doing business overseas.
WPH has as significant percentage of its products that are made overseas and faces additional risks associated with these efforts. WPH currently has a manufacturing facility that it owns through a subsidiary in Bahrain and a manufacturing facility that WPH partially owns pursuant to a joint venture in Pakistan. WPH also has a sourcing office in China and purchases from manufacturers in many foreign countries. WPH has limited experience in overseas procurement and, accordingly, WPH cannot assure you that it will be successful in obtaining goods of sufficient quality on a timely basis and on advantageous terms.
Recent civil unrest in Bahrain and Pakistan has not affected WPH's operations in that country to date, but we cannot assure you that future events in Bahrain, or the other foreign countries in which WPH has operations, will not have a material adverse effect on WPH's business, foreign assets or the cost or availability of its goods.
There has been consolidation of retailers of home fashion products that may reduce WPH's profitability.
The consolidation of retailers of consumer goods has resulted in certain retailers having a greater ability to secure more favorable terms from vendors. Retailers' pricing leverage has resulted in a decline in WPH's unit pricing and margins and resulted in a shift in product mix to more private label programs. If WPH is unable to diminish the decline in its pricing and margins, WPH may not be able to achieve profitability.
WPH continues to restructure its operations but these efforts may not be successful.
To improve WPH's competitive position, WPH intends to continue to significantly reduce its cost of goods sold by restructuring some of WPH's remaining operations in the plants located in the United States, increasing production within WPH's non-U.S. facilities and joint venture operation and sourcing goods from lower-cost overseas facilities and vendors. There is no assurance that WPH will be successful in its continuing restructuring efforts, the failure of which could adversely impact WPH's profitability and ability to compete effectively.
The retail industry in the United States is highly competitive and subject to the various economic cycles of consumer demand. WPH is subject to the retailers' demand for products as manifest by underlying consumer spending. WPH may incur adverse financial consequences if WPH's retail customers experience adverse financial results.
Retailers of consumer goods are dependent upon consumer spending. In turn, consumer spending is broadly a function of the overall economic environment. Given the weaknesses in the overall economy, and in the home sales market specifically, the level of consumer retail spending for home textile products is likely to decline, which would have an adverse impact on WPH's business and financial results. In the current unsettled economic environment, the indicators are that consumers are not purchasing discretionary goods to the extent they have in the past. To the extent that retailers of consumer goods are faced with financial difficulties due to weakened consumer demand, depending upon the amount of business that WPH does with any such customer, WPH's financial results may be adversely affected. This adverse impact could arise out of the potential recoverability of a receivable from a financially impaired retailer or from a customer doing less business with WPH. WPH believes it maintains adequate receivable reserves for specifically known events and an overall general provision for unknown circumstances. However, depending upon the magnitude of any future unknown event, these reserves may not be sufficient.
WPH is subject to various U.S. federal, state and local and foreign laws, rules and regulations. If WPH does not comply with these laws, rules and regulations, it may incur significant costs in the future to become compliant.
WPH is subject to various U.S. federal, state and local and foreign laws, rules and regulations governing, among other things, the discharge, storage, handling, usage and disposal of a variety of hazardous and non-hazardous substances and wastes used in, or resulting from, WPH's operations, including potential remediation obligations under those laws and regulations. WPH's operations are also governed by U.S. federal, state, local and foreign laws, rules and regulations relating to employee safety and health which, among other things, establish exposure limitations for cotton dust, formaldehyde, asbestos and noise, and which regulate chemical, physical and ergonomic hazards in the workplace. Although WPH does not expect that compliance with any of these laws, rules and regulations will materially adversely affect our Home Fashion operations, WPH cannot assure you that regulatory requirements will not become more stringent in the future or that WPH will not incur significant costs to comply with those requirements.

Holding Company
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
We have interests aggregating approximately $2.4 billion in the Investment Funds. If the Investment Funds experience negative performance, the value of these investments will be negatively impacted, which could have a material adverse effect on our operating results, cash flows and financial position.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Automotive
Federal-Mogul's world headquarters is located in Southfield, Michigan, which is a leased facility. Federal-Mogul had 177 manufacturing facilities, technical centers, distribution centers, and sales and administration office facilities worldwide at December 31, 2012. Approximately 37% of the facilities are leased; the majority of which are distribution centers, and sales and administration offices. Federal-Mogul owns the remainder of the facilities.

Type of Facility	North America	EMEA	Rest of World	Total
Manufacturing facilities	37	50	23	110
Technical centers	8	6	2	16
Distribution centers	7	5	4	16
Sales and administration offices	9	10	16	35
	61	71	45	177

The facilities range in size from approximately 350 square feet to 1.1 million square feet. Federal-Mogul's management believes that substantially all of Federal-Mogul's facilities are in good condition and that it has sufficient capacity to meet its current and expected manufacturing and distribution needs.
Energy
The following table contains certain information regarding CVR's principal properties:

Location	Acres	Own/Lease	Use
Coffeyville, KS	440	Own	Coffeyville Resources: oil refinery and office buildings CVR Partners: fertilizer plant
Wynnewood, OK	400	Own	Oil refinery, office buildings, refined oil storage
Montgomery County, KS (Coffeyville Station)	20	Own	Crude oil storage
Montgomery County, KS (Broome Station)	20	Own	Crude oil storage
Cowley County, KS (Hooser Station)	80	Own	Crude oil storage
Cushing, OK	138	Own	Crude oil storage
CVR also leases property for its executive office located at 2277 Plaza Drive in Sugar Land, Texas. Additionally, other corporate office space is leased in Kansas City, Kansas and Oklahoma City, Oklahoma.
As of December 31, 2012, CVR had crude oil storage tanks with a capacity of approximately 1.2 million barrels located outside its Coffeyville refinery, 0.5 million barrels of crude oil storage at Wynnewood, Oklahoma, 1.0 million barrels of crude oil storage capacity in Cushing, Oklahoma and lease an additional 3.3 million barrels of storage capacity located at Cushing, Oklahoma. In addition to crude oil storage, CVR owns approximately 4.5 million barrels of combined refinery related storage capacity.
Gaming
Tropicana's corporate headquarters is located in Las Vegas, Nevada, which is leased office space, and currently owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The eight properties operated by Tropicana feature approximately 381,000 square feet of gaming space and 6,046 hotel rooms. The eight casino facilities Tropicana currently operates include three casinos in Nevada and one in each of Mississippi, Indiana, Louisiana, New Jersey and Aruba.
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
Food Packaging
Viskase's headquarters is located in Darien, Illinois. In addition, Viskase operates eight manufacturing facilities and ten distribution centers throughout North America, Europe, South America and Asia.
Metals
PSC Metals is headquartered in Mayfield Heights, Ohio and, as of December 31, 2012, operated 45 recycling yards, three secondary plate storage and distribution centers and one auto parts recylcing warehouse. PSC Metals' facilities are strategically located in high-volume scrap markets throughout the upper Midwestern and Southeastern United States, placing PSC Metals in proximity to both suppliers and consumers of scrap metals. A steel pipe products storage center is located in Smithville, Ontario.
Real Estate
Our Real Estate segment is headquartered in New York, New York. As of December 31, 2012, our Real Estate segment owned 29 retail, office and industrial properties, the majority of which are net leased to single corporate tenants. These primarily consist of fee and leasehold interests in 13 states. In terms of square footage, approximately 94% of these properties are net-leased, 5% are operating properties and 1% are vacant as of December 31, 2012.
Our Real Estate segment's residential development properties consist of its New Seabury Resort in Cape Cod, Massachusetts and the waterfront communities of Grand Harbor and Oak Harbor in Vero Beach, Florida. These communities include properties in various stages of development. Our Real Estate segment also owns 400 acres of developable land adjacent to Grand Harbor.
At its New Seabury Resort, our Real Estate segment operates a golf club, with two championship golf courses, the Popponesset Inn, a private beach club, a fitness center and a tennis facility. Our Real Estate segment also owns three golf courses, a tennis complex, fitness center, beach club and clubhouses and an assisted living facility located adjacent to the Intercoastal Waterway in Vero Beach, Florida.
In addition, our Real Estate segment owns an unfinished development property and a partially developed casino, located on approximately 23 acres in Las Vegas, Nevada.
Home Fashion
WPH is headquartered in New York, New York. WPH owns and operates a manufacturing facility in Chipley, Florida and distribution centers in Chipley, Florida and Wagram, North Carolina.  Through its wholly owned subsidiaries WPH owns and operates a manufacturing facility in Bahrain and owns an equity interest in its joint venture company that owns and operates a manufacturing facility in Lahore, Pakistan.  WPH owns office and store space in Valley, Alabama and Lumberton, North Carolina where it operates two outlet stores, and leases various additional office space
Investment and Holding Company
Icahn Enterprises and Icahn Enterprises Holdings are headquartered in New York, New York.

Item 3. Legal Proceedings.
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
 On March 28, 2012 an action was filed in the U.S. District Court, Southern District of New York, entitled Silsby v. Icahn et. al.  Defendants include Carl C. Icahn and two officers of Dynegy Inc and certain of its directors. As initially filed, the action purports to be brought as a class action on behalf of Dynegy shareholders who acquired their shares between September 2011 and March 2012.  The Complaint alleges violations of the federal securities laws by defendants' allegedly making false and misleading statements in securities filings that artificially inflated the price of Dynegy stock. The individual defendants are alleged to have been controlling persons of Dynegy. Plaintiff is seeking damages in an unspecified amount. Subsequent to the filing of this action, Dynegy filed for bankruptcy, and a U.S. bankruptcy court has approved a Plan of Reorganization. Plaintiff is proceeding with the action and has filed an amended complaint which purports to be a class action on behalf of Dynegy shareholders who acquired their securities between July 10, 2011 through March 9, 2012.  However, we believe that we have meritorious defenses to the claims and intend to file a motion to dismiss. At present, the case is being held in temporary abeyance pending a decision by the federal court as to the scope of plaintiff's right to proceed with this action.
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
Total accrued environmental liabilities were $15 million and $16 million at December 31, 2012 and 2011, respectively. Federal-Mogul believes that such accruals will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, Federal-Mogul's results of operations and financial condition could be materially affected. At December 31, 2012, Federal-Mogul estimates that reasonably possible material additional losses above and beyond its best estimate of required remediation costs, as recorded, approximate $43 million.
Energy
Litigation
From time to time, CVR is involved in various lawsuits arising in the normal course of business, including matters such as those described below under, "Environmental, Health and Safety Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. It is possible that CVR's management estimates of the outcomes will change within the next year due to uncertainties inherent in litigation and settlement negotiations. In the opinion of CVR management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the consolidated financial statements. There can be no assurance that CVR management's beliefs or opinions with respect to liability for potential litigation matters are accurate.
Samson Resources Company, Samson Lone Star, LLC and Samson Contour Energy E&P, LLC (together, "Samson") filed fifteen lawsuits in federal and state courts in Oklahoma and two lawsuits in state courts in New Mexico against CRRM and other defendants between March 2009 and July 2009. In addition, in May 2010, separate groups of plaintiffs (the "Anstine and Arrow cases") filed two lawsuits against CRRM and other defendants in state court in Oklahoma and Kansas. All of the lawsuits filed in state court were removed to federal court. All of the lawsuits (except for the New Mexico suits, which remained in federal court in New Mexico) were then transferred to the Bankruptcy Court for the United States District Court for the District of Delaware, where the SemGroup bankruptcy resides. In March 2011, CRRM was dismissed without prejudice from the New Mexico suits. All of the lawsuits allege that Samson or other respective plaintiffs sold crude oil to a group of companies, which generally are known as SemCrude or SemGroup (collectively, "Sem"), which later declared bankruptcy and that Sem has not paid such plaintiffs for all of the crude oil purchased from Sem. The Samson lawsuits further allege that Sem sold some of the crude oil purchased from Samson to J. Aron & Company ("J. Aron") and that J. Aron sold some of this crude oil to CRRM. All of the lawsuits seek the same remedy, the imposition of a trust, an accounting and the return of crude oil or the proceeds therefrom. The amount of the plaintiffs' alleged claims is unknown since the price and amount of crude oil sold by the plaintiffs and eventually received by CRRM through Sem and J. Aron, if any, is unknown. CRRM timely paid for all crude oil purchased from J. Aron. On January 26, 2011, CRRM and J. Aron entered into an agreement whereby J. Aron agreed to indemnify and defend CRRM from any damage, out-of-pocket expense or loss in connection with any crude oil involved in the lawsuits which CRRM purchased through J. Aron, and J. Aron agreed to reimburse CRRM's prior attorney fees and out-of-pocket expenses in connection with the lawsuits. The indemnification agreement does not provide reimbursement for any damages that CRRM may be liable for in connection with any purchases it made directly from Sem. Samson and CRRM entered a stipulation of dismissal with respect to all of the Samson cases and the Samson cases were dismissed with prejudice on February 8, 2012. The dismissal does not pertain to the Anstine and Arrow cases. In February 2013, CRRM reached a settlement in the Anstine and Arrow cases. The settlement did not have a material adverse effect on our consolidated financial statements.
On June 21, 2012, Goldman, Sachs & Co. (“GS”) filed suit against CVR in state court in New York, alleging that CVR failed to pay GS approximately $18.5 million in fees allegedly due to GS by CVR pursuant to an engagement letter dated

March 21, 2012, which according to the allegations set forth in the complaint, provided that GS was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's common stock made by Carl C. Icahn and certain of his affiliates. CVR believes it has meritorious defenses and intends to vigorously defend against the suit. This amount has been fully accrued as of December 31, 2012.
On August 10, 2012, Deutsche Bank (“DB”) filed suit against CVR in state court in New York, alleging that CVR failed to pay DB $18.5 million in fees allegedly due to DB by CVR pursuant to an engagement letter dated March 23, 2012, which according to the allegations set forth in the complaint, provided that DB was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's stock made by Carl C. Icahn and certain of his affiliates. CVR believes it has meritorious defenses and intends to vigorously defend against the suit. This amount has been fully accrued as of December 31, 2012.
On December 17, 2012, Gary Community Investment Company, f/k/a The Gary-Williams Company and GWEC Holding Company, Inc. (referred to herein collectively as “Gary-Williams”) filed a lawsuit in the Supreme Court of New York, New York County (Gary Community Investment Co. v. CVR Energy, Inc., No. 654401/12) against CVR and CRLLC (referred to collectively for purposes of this paragraph as “CVR”). The action arises out of claims relating to CVR's purchase of the Wynnewood, Oklahoma refinery pursuant to the Purchase and Sale Agreement entered into by the parties on November 2, 2011 (the “Purchase Agreement”). Specifically, CVR provided notice to Gary-Williams that it sought indemnification for various breaches of the Purchase Agreement and subsequently made a claim notice for payment of the entire escrow property pursuant to the Escrow Agreement by and among Gary-Williams, CRLLC, and the escrow agent, dated as of December 15, 2011. Gary-Williams, in its lawsuit, alleges that CVR breached the Purchase Agreement and the Escrow Agreement, and is seeking a declaratory judgment that CVR's claims are without any legal basis, damages in an unspecified amount, and release of the full amount of the escrow property to Gary-Williams.
Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF") received a ten-year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reassessed CRNF's nitrogen fertilizer plant and classified the nitrogen fertilizer plant as almost entirely real property instead of almost entirely personal property. The reassessment resulted in an increase in CRNF's annual property tax expense by an average of $11 million per year for each of the years ended December 31, 2008 and 2009, $12 million for the year ended December 31, 2010 and $11 million for each of the years ended December 31, 2011 and 2012. CRNF did not agree with the county's classification of its nitrogen fertilizer plant and protested the classification and resulting valuation for each of those years to the Kansas Court of Tax Appeals, or COTA. However, CRNF has fully accrued and paid the property taxes the county claims are owed for the years ended December 31, 2011, 2010, 2009 and 2008 and has estimated and accrued for property tax for the year ended December 31, 2012. The first payment in respect to CRNF's 2012 property taxes was paid in December 2012 and the second payment will be made in May 2013. This property tax expense is reflected as a cost of good sold in the consolidated financial statements. In February, 2011, CRNF tried the 2008 case to COTA and in January 2012, COTA issued its decision holding that CRNF's fertilizer plant was almost entirely real property instead of almost entirely personal property. CRNF disagreed with the ruling and filed a petition for reconsideration with COTA (which was denied) and then filed an appeal to the Kansas Court of Appeals. CRNF also protested the valuation of the CRNF fertilizer plant for tax years 2009 through 2012, which cases remained pending before COTA. On February 25, 2013, Montgomery County and CRNF agreed to a settlement for tax years 2009 through 2012 which generally provides that the nitrogen fertilizer plant will be appraised at a total value of $35 million for tax years 2013 through 2016 which will lower CRNF's property taxes by approximately $11 million per year based on current mill levy rates. In addition, the settlement provides that Montgomery County will not challenge or contest CRNF's application for a ten year tax exemption pursuant to Kansas law for the UAN expansion and will support the approval of such application by COTA, the reviewing body for such exemption application.  Finally, the settlement provides that CRNF will continue its appeal of the 2008 case and that Montgomery County will make a payment to CRNF for the 2008 tax year upon the final conclusion of the appeal, with the amount of the payment to depend on the appeal's outcome.
In addition, on February 25, 2013, CRRM also agreed to a settlement with Montgomery County that generally provides the Coffeyville refinery will be appraised at a total value of $160 million for tax years 2013 through 2016. This is a continuation of the settlement CRRM has had with Montgomery County for tax years 2007 through 2012.
On July 25, 2011, Mid-America Pipeline Company, LLC (“MAPL”) filed an application with the Kansas Corporation Commission (“KCC”) for the purpose of establishing rates (“New Rates”) effective October 1, 2011 for pipeline transportation service on MAPL's liquids pipelines running between Conway, Kansas and Coffeyville, Kansas (“Inbound Line”) and between Coffeyville, Kansas and El Dorado, Kansas (“Outbound Line”). CRRM ships refined fuels on the Outbound Line and CRRM ships natural gas liquids on the Inbound Line. On April 3, 2012, the parties entered into a Settlement Agreement which resolved the rate dispute both at the KCC and at the U.S. Federal Energy Regulatory Commission ("FERC"). Among other provisions, the Settlement Agreement provides for pipeage contracts to be entered into between the parties with rates ("Settlement Rates") to be established for an initial one year period. The Settlement Rates consist of two components, a base rate and a pipeline integrity cost recovery rate along with an annual take or pay minimum transportation quantity. The Settlement Rate on the Inbound Line was effective April 1, 2012 and the Settlement Rate on the Outbound Line was effective June 1, 2012. Prior to the end of the initial one year term of the pipeage contracts, and prior to the end of each annual period thereafter until the tenth anniversary of each of the two pipeage contracts, MAPL will provide its estimate of pipeline integrity costs for the upcoming annual period and CRRM may either agree to pay a rate for such upcoming annual period which includes a recovery rate component sufficient to collect such pipeline integrity costs for such upcoming annual period subject to true-up to actual costs at the end of the annual period. FERC rates will be the same as the KCC rates.
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
On October 25, 2010, CVR received a letter from the United States Coast Guard on behalf of the EPA seeking $2 million in oversight cost reimbursement. CVR responded by asserting defenses to the Coast Guard's claim for oversight costs. On September 23, 2011, the United States Department of Justice ("DOJ"), acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas seeking recovery from CRRM related to alleged non-compliance with the Clean Air Act's Risk Management Program (“RMP”), the Clean Water Act (“CWA”) and the OPA. (See "Environmental, Health and Safety Matters" below.) CRRM has reached an agreement with the DOJ resolving its claims under CWA and OPA. The agreement is memorialized in a Consent Decree, that was filed with the court on February 12, 2013 with the Court (the “2013 Consent Decree”). Under the terms of the 2013 Consent Decree, CRRM has agreed to pay a civil penalty in the amount of $0.6 million for CWA violations and reimburse the Coast Guard for oversight costs under OPA in the amount of $1.7 million. The 2013 Consent Decree also requires CRRM to make upgrades to the Coffeyville refinery, including flood control measures, the installation of river modeling and monitoring procedures, the implementation of a wet weather plan, and training employees on proper shutdown procedures during a flood. The parties also reached an agreement to settle DOJ's RMP claims, but DOJ has re-opened the negotiations. Any liability to DOJ related to the RMP claims is not expected to be material.
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
Environmental, Health and Safety Matters
CRRM, Coffeyville Resources Crude Transportation, LLC ("CRCT"), Coffeyville Resources Terminal, LLC ("CRT"), and Wynnewood Refining Company, LLC ("WRC"), all of which are wholly owned subsidiaries of CVR, and CRNF are subject to various stringent federal, state, and local Environmental Health and Safety ("EHS") rules and regulations. Liabilities related to EHS matters are recognized when the related costs are probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, site-specific costs, and currently enacted laws and regulations. In reporting EHS liabilities, no offset is made for potential recoveries.
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
CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and the now-closed Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under RCRA to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-0020 and Docket No. VII-95-H-011, respectively). As of December 31, 2012, environmental accruals of $2 million were reflected in the consolidated balance sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders. Accruals were determined based on an estimate of payment costs through 2031, for which the scope of remediation was arranged with the EPA, and were discounted at the appropriate risk free rates at December 31, 2012. The accruals include estimated closure and post-closure costs of $1 million for the two landfills at December 31, 2012.
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
In 2007, the EPA promulgated the Mobile Source Air Toxic II (“MSAT II”) rule that requires the reduction of benzene in gasoline by 2011. CRRM and WRC are considered to be small refiners under the MSAT II rule and compliance with the rule is extended until 2015 for small refiners. As a result of our purchase of a controlling interest in CVR on May 4, 2012, CVR's MSATII projects have been accelerated by three months due to the loss of small refiner status. Capital expenditures to comply with the rule are expected to be approximately $59 million for CRRM and $94 million for WRC.
The Coffeyville refinery is subject to the Renewable Fuel Standard (“RFS”) which requires refiners to blend “renewable fuels” in with their transportation fuels or purchase renewable energy credits in lieu of blending. The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. In 2012, about 9% of all fuel used was required to be “renewable fuel.” About 9.6% of all transportation fuel is required to be “renewable fuel” in 2013. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. motor fuel market, there may be a decrease in demand for petroleum products. The petroleum business currently purchases RINs for some fuel categories on the open market as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with RFS. Beginning in 2011, the Coffeyville refinery was required to blend renewable fuels into its gasoline and diesel fuel or purchase RINs in lieu of blending. The Wynnewood refinery is required to comply beginning in 2013. In the future, the petroleum business likely will be required to purchase additional RINs on the open market or waiver credits from the EPA to comply with RFS. The petroleum business cannot predict the future prices of RINs or waiver credits, but the costs to obtain the necessary number of RINs and waiver credits could likely be material. Additionally, the Coffeyville and Wynnewood refineries may be impacted by increased operating expenses and production costs to meet the mandated renewable fuel volumes to the extent that these increased costs cannot be passed on to the consumers.
The EPA is expected to propose "Tier 3" gasoline sulfur standards in 2013. If the EPA were to propose a standard at the level currently being discussed in the pre-proposal phase by the EPA, CRRM will need to make capital expenditures and install controls in order to meet the anticipated new standard. It is not anticipated that the Wynnewood refinery would require additional controls or capital expenditures to meet the anticipated new standard. The Company does not believe that costs associated with the EPA's proposed Tier 3 rule will be material.
In March 2004, CRRM and CRT entered into a Consent Decree (the "2004 Consent Decree") with the EPA and the Kansas Department of Health and Environment (the "KDHE") to resolve air compliance concerns raised by the EPA and KDHE related to Farmland Industries Inc.'s prior ownership and operation of the Coffeyville crude oil refinery and the now-closed Phillipsburg terminal facilities. Under the 2004 Consent Decree, CRRM agreed to install controls to reduce emissions of sulfur dioxide, nitrogen oxides and particulate matter from its FCCU by January 1, 2011. In addition, pursuant to the 2004 Consent Decree, CRRM and CRT assumed clean-up obligations at the Coffeyville refinery and the now-closed Phillipsburg terminal facilities.
In March 2012, CRRM entered into a "Second Consent Decree" with the EPA, which replaces the 2004 Consent Decree, as amended (other than certain financial assurance provisions associated with corrective action at the refinery and terminal under RCRA). The Second Consent Decree gives CRRM more time to install the FCCU controls from the 2004 Consent Decree and expands the scope of the settlement so that it is now considered a "global settlement" under the EPA's "National Petroleum Refining Initiative." Under the National Petroleum Refining Initiative, the EPA identified industry-wide noncompliance with four "marquee" issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The National Petroleum Refining Initiative has resulted in most U.S. refineries (representing more than 90% of the US refining capacity) entering into consent decrees imposing civil penalties and requiring the installation of pollution control equipment and enhanced operating procedures. Under the Second Consent Decree, CVR was required to pay a civil penalty of less than $1 million and complete the installation of FCCU controls required under the 2004 Consent Decree, add controls to certain heaters and boilers and enhance certain work practices relating to wastewater and fugitive emissions. The costs of complying with the Second Consent Decree are expected to be approximately $49 million, of which approximately $47 million is expected to be capital expenditures. CRRM also agreed to complete a voluntary environmental project that will reduce air emissions and conserve water at an estimated cost of $1 million. The incremental capital expenditures associated with the Second Consent Decree will not be material and will be limited primarily to the retrofit and replacement of heaters and boilers over a five to seven year time-frame. The Second Consent Decree was entered by the U.S. District Court for the District of Kansas on April 19, 2012.
WRC's refinery has not entered into a global settlement with the EPA and the Oklahoma Department of Environmental Quality (the "ODEQ") under the National Petroleum Refining Initiative, although it had discussions with the EPA and the ODEQ about doing so. Instead, WRC entered into a Consent Order with the ODEQ in August 2011 (the "Wynnewood Consent Order"). The Wynnewood Consent Order addresses some, but not all, of the traditional marquee issues under the National Petroleum Refining Initiative and addresses certain historic Clean Air Act compliance issues that are generally beyond the scope of a traditional global settlement. Under the Wynnewood Consent Order, WRC paid a civil penalty of $950,000 and agreed to install certain controls, enhance certain compliance programs, and undertake additional testing and auditing. A substantial portion of the costs of complying with the Wynnewood Consent Order were expended during the last turnaround. The remaining costs are expected to be $2 million In consideration for entering into the Wynnewood Consent Order, WRC received a release from liability from ODEQ for matters described in the ODEQ order.
The EPA has investigated CRRM's operation for compliance with the RMP. On September 23, 2011, the DOJ, acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas (in addition to the matters described above, see “Flood, Crude Oil Discharge and Insurance”) seeking recovery from CRRM related to alleged non-compliance with the RMP. The Company has reached an agreement with DOJ to settle the RMP claims, but the DOJ re-opened the negotiations. Any liability to DOJ related to the RMP claims is not expected to be material. The lawsuit is stayed while the parties attempt to finalize and file the consent decree.
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
WRC has entered into a series of Clean Water Act consent orders with ODEQ. The latest Consent Order (the "CWA Consent Order"), which supersedes other consent orders, became effective in September 2011. The CWA Consent Order addresses alleged noncompliance by WRC with its Oklahoma Pollutant Discharge Elimination System permit limits. The CWA Consent Order requires WRC to take corrective action steps, including undertaking studies to determine whether the Wynnewood refinery's wastewater treatment plant capacity is sufficient. The Wynnewood refinery may need to install additional controls or make operational changes to satisfy the requirements of the CWA Consent Order. The cost of additional controls, if any, cannot be predicted at this time. However, based on CVR's experience with wastewater treatment and controls, CVR does not anticipate that the costs of any required additional controls or operational changes would be material.
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the period May 5, 2012 through December 31, 2012, capital expenditures were $21 million and were incurred to improve the environmental compliance and efficiency of the operations.
CRRM, CRNF, CRCT, WRC and CRT each believes it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on CVR's business, financial condition, or results of operations.
On September 28, 2012, the Wynnewood refinery experienced an explosion in a boiler unit that had been temporarily shut down as part of the turnaround process. Two employees were fatally injured. Damage at the refinery was limited to the boiler; process units and other areas of the facility were unaffected. Additionally, there has been no evidence of environmental impact. The refinery was shut down for turnaround maintenance at the time of the incident. CVR completed an internal investigation of the incident and continues to cooperate with U.S. Occupational Health and Safety Administration (“OSHA”) and Oklahoma Department of Labor (“ODL”) investigations.
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

Tropicana AC Tax Appeal Settlement
In January 2013 we settled outstanding real estate tax appeals involving our Tropicana AC property with the City of Atlantic City. The settlement involves the tax years 2007 through 2012 and also covers negotiated real estate assessments for 2013 and 2014. Under the terms of the settlement, Tropicana AC will receive a $49.5 million refund in the form of credits against future year real estate tax bills beginning in 2013 and ending in 2017. In addition, under the terms of the settlement, in 2013 Tropicana AC will be assessed at $700 million and in 2014 Tropicana AC will be assessed at $680 million. The credits are front-loaded in 2013 and 2014 so that after the credits are applied, Tropicana will pay $1.75 million in taxes in 2013 and $3.0 million in taxes in 2014, with the remainder of the credits spread over the remaining three years, 2015 through 2017.
Railcar
On September 2, 2009, a complaint was filed by George Tedder (the "Plaintiff") against ARI in the U.S. District Court, Eastern District of Arkansas. The Plaintiff alleged that ARI was liable for an injury that resulted during the Plaintiff's break on April 24, 2008. At trial on April 9, 2012, the jury ruled in favor of the Plaintiff. After ARI appealed the initial ruling, the judge reduced the amount awarded to the Plaintiff. ARI intends to appeal the revised ruling.
Metals
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $29 million and $30 million at December 31, 2012 and December 31, 2011, respectively. PSC Metals believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.
Estimates of PSC Metals' liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates. Moreover, because PSC Metals has disposed of waste materials at numerous third-party disposal facilities, it is possible that PSC Metals will be identified as a potentially responsible party ("PRP") at additional sites. The impact of such future events cannot be estimated at the current time.
PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  PSC Metals has negotiated a settlement with the EPA that resolves PSC Metals and its predecessors' liability associated with the Port Refinery superfund site in the Village of Rye Brook, NY. PSC Metals made a one-time payment of $225,000 to resolve the matter. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of December 31, 2012 and December 31, 2011. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
In November and December of  2011, PSC Metals received three notices of violation from the Missouri Department of Natural Resources, or MDNR, for hazardous waste and water violations related to its Festus, Missouri location. PSC Metals has responded to the notices of violation and is cooperating with MDNR. PSC Metals is in the process of negotiating a settlement with MDNR that will resolve the three notices of violation referenced above.  PSC Metals cannot estimate the cost of any settlement with MDNR at this time.  PSC Metals believes that it has a claim for indemnification against the prior owner of the facility associated with the above-referenced notices of violation.
MDNR has undertaken sampling for lead at residences near PSC Metals' Festus yard.  MDNR has indicated to PSC Metals that this sampling was initiated in response to citizen complaints regarding its Festus yard. MDNR has received the results of this sampling.  PSC Metals has been provided with the MDNR sampling results and is undertaking a technical review with its environmental experts.  PSC Metals has been informed by MDNR that of the approximately 50 residences that were sampled and tested, 15 tested above residential standards for lead contamination and may require some amount of limited soil remediation. Neither MDNR nor PSC Metals has undertaken a lead isotope or similar analysis that would tie the lead contamination that was discovered to a specific location or source.  MDNR has requested that PSC Metals sample 17 additional residential properties to assess whether those sites are above residential standards for lead contamination. PSC Metals and MDNR are discussing the scope and extent of any future sampling and the potential for limited soil remediation. At this time, PSC Metals believes that it has adequately reserved for the cost of remediation associated with its Festus yard and the residential areas near the yard, should such remediation be required. However, as negotiations with MDNR are on-going and additional sampling could be required, PSC Metals cannot assess its liability with certainty at this time. To the extent that MDNR does seek to hold PSC Metals liable for off-site contamination, PSC Metals believes that such liability was retained by the prior owner of the Festus yard and it would have a claim for indemnification against the prior owner.
In 2011, PSC Metals entered into a consent decree with the EPA regarding PSC Metals' scrap processing facility located in Cleveland, Ohio. The EPA alleged that PSC Metals violated the requirements of Section 608 of the Clean Air Act, 42 USC Section 761, which requires scrap processors to either recover refrigerants from appliances in accordance with the procedures described in the applicable federal regulations or verify through certifications that refrigerants have previously been evacuated. The consent decree includes injunctive relief that, among other things, will require PSC Metals to offer refrigerant extraction services at 11 of its scrap processing facilities for the next three years.  PSC Metals estimates that the cost associated with the required injunctive relief will range from $0.8 million to $1.7 million, exclusive of a civil penalty of $199,000 assessed in connection with the consent decree which PSC Metals paid in 2011.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.
Icahn Enterprises' depositary units are traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol “IEP.” The range of high and low sales prices for the depositary units on the NASDAQ Composite Tape for each quarter during 2011 and 2012 are as follows:

Quarter Ended:	High	Low
March 31, 2011	$42.51	$34.92
June 30, 2011	46.45	38.02
September 30, 2011	46.39	35.99
December 31, 2011	43.93	35.60
March 31, 2012	42.53	35.83
June 30, 2012	48.64	39.22
September 30, 2012	41.85	37.61
December 31, 2012	44.70	37.86
As of December 31, 2012, there were approximately 11,400 record holders of Icahn Enterprises' depositary units.
There were no repurchases of Icahn Enterprises' depositary units during 2012 or 2011. On January 19, 2012, we canceled all of Icahn Enterprises' treasury units.
In connection with a rights offering registered on Form S-3, which was declared effective on December 27, 2011, we issued an aggregate 13,590,238 of Icahn Enterprises depositary units in January 2012 as a result of the exercise of basic subscription rights and over-subscription rights pursuant to the offering. Refer to Note 14, "Net Income Per LP Unit," to our consolidated financial statements for further discussion.
Distributions
During 2012, we declared four quarterly cash distributions of $0.10 per depositary unit. We declared four quarterly cash distributions in 2011 consisting of $0.25 per depositary unit in the first quarter and $0.10 per depositary unit in the second, third and fourth quarters.
On February 11, 2013, we announced that the Board of Directors of its general partner approved a modification to our distribution policy to provide for an increase in the annual distribution from $1.40, comprised of $0.40 in cash and $1.00 in depositary units, to $4.00 per depositary unit, payable in either cash or additional depositary units, at the election of each depositary unit holder. Mr. Icahn and his affiliates, the owners of approximately 90.5% of the Icahn Enterprises' outstanding depositary units as of the date of this Report, have indicated that it is their present intention to elect to receive the increase in Icahn Enterprises’ cash distribution in additional depositary units for the foreseeable future.
On February 10, 2013, the Board of Directors of the general partner declared a quarterly distribution in the amount of $1.00, which will be paid on or about April 15, 2013 to depositary unit holders of record at the close of business on February 21, 2013. Depositary unit holders will have until March 14, 2013 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 20 consecutive trading days immediately following the election deadline. No fractional depositary units will be issued pursuant to the dividend payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
The declaration and payment of distributions is reviewed quarterly by Icahn Enterprises GP's board of directors based upon a review of our balance sheet and cash flow, the ratio of current assets to current liabilities, our expected capital and liquidity requirements, the provisions of our partnership agreement and provisions in our financing arrangements governing distributions, and keeping in mind that limited partners subject to U.S. federal income tax have recognized income on our earnings even if they do not receive distributions that could be used to satisfy any resulting tax obligations. The payment of future distributions will be determined by the board of directors quarterly, based upon the factors described above and other factors that it deems relevant at the time that declaration of a distribution is considered. Payments of distributions are subject to certain restrictions, including certain restrictions on our subsidiaries which limit their ability to distribute dividends to us. There can be no assurance as to whether or in what amounts any future distributions might be paid.

As of March 13, 2013, there were 108,025,417 depositary units outstanding. Each depositary unitholder will be taxed on the unitholder's allocable share of Icahn Enterprises' net income.

Item 6. Selected Financial Data.
The following tables contain our selected historical consolidated financial data, which should be read in conjunction with our consolidated financial statements and the related notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Report. The selected financial data as of December 31, 2012 and 2011 and for the fiscal years ended December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements at those dates and for those periods, contained elsewhere in this Report. The historical selected financial data as of December 31, 2010, 2009 and 2008 and for the fiscal years ended December 31, 2009 and 2008 have been derived from our audited consolidated financial statements at those dates and for those periods, not contained in this Report, as adjusted retrospectively for our acquisitions of the controlling interests in American Railcar Industries, Inc. and Viskase Companies, Inc., which were entities under common control and reported in our consolidated results on an as-if-pooling basis.
In 2008 we acquired a controlling interest in Federal-Mogul, which has been consolidated as of March 1, 2008. In 2010, as discussed in Note 4, "Operating Units-Gaming," to the consolidated financial statements, we acquired a controlling interest in Tropicana, which has been consolidated as of November 15, 2010. In 2012, as discussed in Note 3, "Acquisition," to the consolidated financial statements, we acquired a controlling interest in CVR Energy, which has been consolidated as of May 4, 2012. These acquisitions affect the comparability of our selected financial data presented below.

	Icahn Enterprises					Icahn Enterprises Holdings
	Year Ended December 31,					Year Ended December 31,
	2012	2011	2010	2009	2008	2012	2011	2010	2009	2008
	(in millions, except per unit data)					(in millions)
Statement of Operations Data:
Net sales	$14,619	$9,127	$7,903	$6,759	$8,399	$14,619	$9,127	$7,903	$6,759	$8,399
Other revenues from operations	775	771	228	140	111	775	771	228	140	111
Net gain (loss) from investment activities	343	1,905	814	1,406	(2,920)	343	1,905	814	1,406	(2,920)
Income (loss) from continuing operations	727	1,764	744	1,224	(3,142)	728	1,765	747	1,231	(3,135)
(Loss) income from discontinued operations	—	—	(1)	1	485	—	—	(1)	1	485
Net income (loss)	727	1,764	743	1,225	(2,657)	728	1,765	746	1,232	(2,650)
Less: Net (income) loss attributable to non-controlling interests	(331)	(1,014)	(544)	(972)	2,631	(331)	(1,014)	(544)	(972)	2,631
Net income (loss) attributable to Icahn Enterprises/Icahn Enterprises Holdings	$396	$750	$199	$253	$(26)	$397	$751	$202	$260	$(19)
Net income (loss) attributable to Icahn Enterprises/Icahn Enterprises Holdings from:
Continuing operations	$396	$750	$200	$252	$(511)	$397	$751	$203	$259	$(504)
Discontinued operations	—	—	(1)	1	485	—	—	(1)	1	485
	$396	$750	$199	$253	$(26)	$397	$751	$202	$260	$(19)
Net income (loss) attributable to Icahn Enterprises/Icahn Enterprises Holdings allocable to:
Limited partners	$379	$735	$195	$229	$(57)	$384	$743	$200	$259	$(50)
General partner	17	15	4	24	31	13	8	2	1	31
	$396	$750	$199	$253	$(26)	$397	$751	$202	$260	$(19)
Basic income (loss) per LP Unit:
Income (loss) from continuing operations	$3.75	$8.35	$2.28	$2.96	$(7.63)
(Loss) income from discontinued operations	0.00	0.00	(0.01)	0.01	6.85
Basic income (loss) per LP unit	$3.75	$8.35	$2.27	$2.97	$(0.78)
Basic weighted average LP units outstanding	101	88	86	77	73
Diluted income (loss) per LP unit:
Income (loss) from continuing operations	$3.75	$8.15	$2.27	$2.89	$(7.63)
(Loss) income from discontinued operations	0.00	0.00	(0.01)	0.01	6.85
Diluted income (loss) per LP unit	$3.75	$8.15	$2.26	$2.90	$(0.78)
Diluted weighted average LP units outstanding	101	93	87	81	73

	Icahn Enterprises					Icahn Enterprises Holdings
	Year Ended December 31,					Year Ended December 31,
	2012	2011	2010	2009	2008	2012	2011	2010	2009	2008
	(in millions, except per unit data)					(in millions)
Other Financial Data:
EBITDA attributable to Icahn Enterprises/Icahn Enterprises Holdings(1)	$1,158	$1,463	$876	$798	$866	$1,158	$1,463	$877	$798	$866
Adjusted EBITDA attributable to Icahn Enterprises/Icahn Enterprises Holdings(1)	1,542	1,547	939	907	478	1,542	1,547	939	907	478
Cash distributions declared per LP unit	0.40	0.55	1.00	1.00	1.00

	Icahn Enterprises					Icahn Enterprises Holdings
	December 31,					December 31,
	2012	2011	2010	2009	2008	2012	2011	2010	2009	2008
	(in millions)					(in millions)
Balance Sheet Data:
Cash and cash equivalents	$3,071	$2,278	$2,963	$2,256	$2,917	$3,071	$2,278	$2,963	$2,256	$2,917
Investments	5,491	8,938	7,470	5,405	4,531	5,491	8,938	7,470	5,405	4,531
Property, plant and equipment, net	6,523	3,505	3,455	2,958	3,179	6,523	3,505	3,455	2,958	3,179
Total assets	24,556	25,136	21,338	18,886	19,730	24,570	25,147	21,347	18,900	19,742
Post-employment benefit liability	1,488	1,340	1,272	1,413	1,356	1,488	1,340	1,272	1,413	1,356
Debt	8,548	6,473	6,509	5,186	4,977	8,540	6,463	6,498	5,181	4,971
Equity attributable to Icahn Enterprises/Icahn Enterprises Holdings	4,669	3,755	3,183	2,834	2,564	4,691	3,776	3,203	2,989	2,712

(1)EBITDA represents earnings before interest expense, income tax (benefit) expense and depreciation and amortization. We define Adjusted EBITDA as EBITDA excluding the effects of impairment, restructuring costs, certain pension plan expenses, OPEB curtailment gains, discontinued operations, losses on extinguishment of debt, FIFO impacts, major scheduled turnaround expense, unrealized gains/losses on certain derivative contracts, certain share-based compensation expenses related to a certain proxy matter, expenses related to a certain acquisition and loss on disposal of certain fixed assets and certain other charges. We present EBITDA and Adjusted EBITDA on a consolidated basis, net of the effect of non-controlling interests. We conduct substantially all of our operations through subsidiaries. The operating results of our subsidiaries may not be sufficient to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us for payment of our indebtedness, payment of distributions on our depositary units or otherwise, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which these subsidiaries currently may be subject or into which they may enter into in the future. The terms of any borrowings of our subsidiaries or other entities in which we own equity may restrict dividends, distributions or loans to us.

We believe that providing EBITDA and Adjusted EBITDA to investors has economic substance as these measures provide important supplemental information of our performance to investors and permits investors and management to evaluate the core operating performance of our business. Additionally, we believe this information is frequently used by securities analysts, investors and other interested parties in the evaluation of companies that have issued debt. Management uses, and believes that investors benefit from referring to these non-GAAP financial measures in assessing our operating results, as well as in planning, forecasting and analyzing future periods. Adjusting earnings for these charges allows investors to evaluate our performance from period to period, as well as our peers, without the effects of certain items that may vary depending on accounting methods and the book value of assets. Additionally, EBITDA and Adjusted EBITDA present meaningful measures of corporate performance exclusive of our capital structure and the method by which assets were acquired and financed.

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

EBITDA and Adjusted EBITDA are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with U.S. GAAP or as alternatives to cash flow from operating activities as a measure of our liquidity. Given these limitations, we rely primarily on our U.S. GAAP results and use EBITDA and Adjusted EBITDA only as a supplemental measure of our financial performance. The following table reconciles, on a basis attributable to Icahn Enterprises/Icahn Enterprises Holdings, net income attributable to Icahn Enterprises/Icahn Enterprises Holdings, to EBITDA and EBITDA to Adjusted EBITDA for the periods indicated. In addition, Adjusted EBITDA for prior periods has been revised to conform to our current calculation. EBITDA results for prior periods have been adjusted in order to properly be reflected on a basis attributable to Icahn Enterprises/Icahn Enterprises Holdings.

	Icahn Enterprises					Icahn Enterprises Holdings
	Year Ended December 31,					Year Ended December 31,
	2012	2011	2010	2009	2008	2012	2011	2010	2009	2008
	(in millions)					(in millions)
Attributable to Icahn Enterprises/Icahn Enterprises Holdings:
Net income (loss)	$396	$750	$199	$253	$(26)	$397	$751	$202	$260	$(19)
Interest expense	456	377	338	268	295	455	376	336	261	288
Income tax expense (benefit)	(128)	27	11	(40)	327	(128)	27	11	(40)	327
Depreciation, depletion and amortization	434	309	328	317	270	434	309	328	317	270
EBITDA attributable to Icahn Enterprises	$1,158	$1,463	$876	$798	$866	$1,158	$1,463	$877	$798	$866
Impairment(a)	$106	$58	$8	$34	$337	$106	$58	$8	$34	$337
Restructuring(b)	25	9	12	37	117	25	9	12	37	117
Purchase accounting inventory adjustment(c)	—	—	—	—	54	—	—	—	—	54
Non-service cost of U.S. based pension(d)	29	18	25	35	3	29	18	25	35	3
FIFO impact (favorable) unfavorable(e)	58	—	—	—	—	58	—	—	—	—
OPEB curtailment gains(f)	(40)	(1)	(22)	—	—	(40)	(1)	(22)	—	—
Certain share-based compensation expense(g)	30	—	—	—	—	30	—	—	—	—
Major scheduled turnaround expense(h)	88	—	—	—	—	88	—	—	—	—
Discontinued operations(i)	—	—	—	(1)	(753)	—	—	—	(1)	(753)
Net loss (gain) on extinguishment of debt(j)	7	—	40	4	(146)	7	—	39	4	(146)
Unrealized (gain)/loss on certain derivatives(k)	57	—	—	—	—	57	—	—	—	—
Other(l)	24	—	—	—	—	24	—	—	—	—
Adjusted EBITDA attributable to Icahn Enterprises	$1,542	$1,547	$939	$907	$478	$1,542	$1,547	$939	$907	$478

(a)	Represents asset impairment charges, net of non-controlling interests. The amount for 2008 relates primarily to our Automotive segment for goodwill and other indefinite-lived intangible assets.

(b)
Restructuring costs primarily include expenses incurred by our Automotive and Home Fashion segments, relating to efforts to integrate and rationalize businesses and to relocate manufacturing operations to best-cost countries, net of non-controlling interests.

(c)
In connection with the application of purchase accounting upon the acquisition of Federal-Mogul, we adjusted Federal-Mogul's inventory balance as of March 1, 2008 to fair value. This resulted in an additional non-cash charge to cost of goods sold during 2008 which is reflected net of non-controlling interests.

(d)	Represents certain pension expenses, primarily associated with Federal-Mogul's non-service cost of U.S. based funded pension, net of non-controlling interests.

(e)	Represents FIFO impacts related to CVR's petroleum's business, net of non-controlling interests.

(f)	Represents curtailment gains relating to Federal-Mogul's elimination of certain other post-employment benefits for certain of its employees, net of non-controlling interests.
(g) Represents certain share-based compensation expense, net of non-controlling interests.
(h) Represents major scheduled turnaround expenses associated with CVR's petroleum and fertilizer businesses, net of non-controlling interests.

(i)	Discontinued operations primarily include the operating results of and gain on sale of our former gaming segment, American Casino & Entertainment Properties, LLC, which was sold in February 2008.

(j)
During the fourth quarter of 2008, we purchased outstanding debt of entities in our consolidated financial statements in the principal amount of $352 million and recognized an aggregate gain of $146 million. During 2010, we recognized a loss on the extinguishment of our 2012 Notes and 2013 Notes, net of non-controlling interests.

(k) Represents unrealized gains and losses on certain derivatives, net of non-controlling interests.
(l) Represents other charges primarily related to Federal-Mogul's special commercial settlement of $10 million and a legal settlement of $15 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes contained in this Annual Report on Form 10-K for the year ended December 31, 2012 ("Report").
Overview
Introduction
Icahn Enterprises L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”) is a limited partnership formed in Delaware on February 17, 1987. References to "Company," "we," "our" or "us" herein include both Icahn Enterprises and Icahn Enterprises Holdings and their subsidiaries, unless the context otherwise requires.
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 11, "Debt," to the consolidated financial statements, and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned 97,764,251, or approximately 93.2%, of Icahn Enterprises' outstanding depositary units as of December 31, 2012.
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Automotive, Energy, Gaming, Railcar, Food Packaging, Metals, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings (unless otherwise noted), and investment activity and expenses associated with the Holding Company.
Equity Offerings
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
On February 28, 2013, Icahn Enterprises entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies & Company, Inc. (the “Underwriter”), providing for the issuance and purchase of an aggregate of 3,174,604 depositary units representing limited partner interests in Icahn Enterprises at a price to the public of $63.00 per depositary unit (the “Equity Offering”). The depositary units were delivered to the unitholders on March 6, 2013, raising $193 million, after deducting underwriting discounts, commissions and other offering related fees and expenses. In connection with this offering, our general partner made an aggregate contribution of $4 million to Icahn Enterprises and Icahn Enterprises Holdings in order to maintain its aggregate 1.99% general partner interest in Icahn Enterprises and Icahn Enterprises Holdings.
As a result of the newly issued shares in connection with the equity offering discussed above, Mr. Icahn and his affiliates owned approximately 90.5% of the Icahn Enterprises' outstanding depositary units as of the date of this Report. See Note 20, "Subsequent Events-Equity Offering," to the notes of the consolidated financial statements for further discussion.
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

Acquisition of CVR Energy, Inc.
On April 18, 2012, IEP Energy LLC ("IEP Energy") a majority owned subsidiary of Icahn Enterprises, and certain other affiliates of Icahn Enterprises (or collectively, the IEP Parties), entered into a Transaction Agreement ("Transaction Agreement") with CVR Energy, Inc. ("CVR"), with respect to IEP Energy's tender offer (the "Offer") to purchase all of the issued and outstanding shares of CVR's common stock for a price of $30 per share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent cash payment right for each share of CVR common stock (the "CCP"), which represents the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR is executed on or prior to August 18, 2013 and such transaction closes.
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
On May 7, 2012, affiliates of Mr. Icahn contributed 4,566,546 shares of CVR common stock to IEP Energy with an aggregate value of $137 million, resulting in a 6.4% non-controlling interest in IEP Energy. Pursuant to a contribution and exchange agreement dated August 24, 2012, affiliates of Mr. Icahn contributed their their interest in IEP Energy to us for an aggregate consideration of 3,288,371 of Icahn Enterprises' depositary units based on a 20 trading-day volume weighted average price of Icahn Enterprises' depositary units. This transaction was approved by the Audit Committee of the board of directors of Icahn Enterprises GP. The Audit Committee was advised by independent counsel and an independent financial advisor which rendered a fairness opinion.
As of December 31, 2012, we directly owned approximately 82.0% of total outstanding common stock of CVR.
Initial Public Offering of CVR Refining, LP
On January 23, 2013, the Refining Partnership completed its initial public offering of its common units representing limited partner interests (the “Refining Partnership IPO”). The Refining Partnership sold 24,000,000 common units at a price of $25.00 per unit, resulting in gross proceeds of $600.0 million, before giving effect to underwriting discounts and other offering expenses. Of the common units issued, 4,000,000 units were purchased by a wholly owned subsidiary of Icahn Enterprises. Additionally, on January 30, 2013, the underwriters closed their option to purchase an additional 3,600,000 common units at a price of $25.00 per common unit, resulting in gross proceeds of $90.0 million, before giving effect to underwriting discounts and other offering costs. See Note 20, "Subsequent Events-Energy," to the consolidated financial statements for further discussion.
Automotive
In February 2013, the Board of Directors of Federal-Mogul Corporation ("Federal-Mogul") approved evaluation of restructuring opportunities (with a focus on closing or downsizing manufacturing facilities, primarily in Western Europe) in order to improve operating performance. The restructuring is intended to take place from 2013-2015 and the specific details of the plans, including the impacted facilities, are not yet finalized and subject to Board review.

Results of Operations
Consolidated Financial Results
The following table summarizes total revenues, net income (loss) from continuing operations and net income (loss) from continuing operations attributable to Icahn Enterprises for each of our reporting segments and our Holding Company for the years ended December 31, 2012, 2011 and 2010. Eliminations relate to the unrealized gains recorded by our Investment segment for its investment in Tropicana from the date of its acquisition of a controlling interest in Tropicana through the date that its investment in Tropicana was transferred to us. Refer to Note 4, “Operating Units,” to the consolidated financial statements for further discussion.

	Revenues			Net Income (Loss) From Continuing Operations			Net Income (Loss) From Continuing Operations Attributable to Icahn Enterprises
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(in millions)
Investment	$398	$1,896	$887	$372	$1,844	$840	$157	$873	$348
Automotive	6,677	6,937	6,239	(22)	168	160	(24)	121	116
Energy(1)	5,519	—	—	338	—	—	263	—	—
Gaming(2)	611	624	78	30	24	(1)	21	13	1
Railcar	657	514	270	57	4	(27)	29	2	(15)
Food Packaging	341	338	317	6	6	14	4	4	10
Metals	1,103	1,096	725	(58)	6	4	(58)	6	4
Real Estate	88	90	90	19	18	8	19	18	8
Home Fashion	231	325	431	(27)	(66)	(62)	(27)	(56)	(42)
Holding Company	29	36	57	12	(226)	(170)	12	(226)	(222)
Eliminations	—	(14)	(22)	—	(14)	(22)	—	(5)	(8)
	$15,654	$11,842	$9,072	$727	$1,764	$744	$396	$750	$200

(1)	We consolidated CVR effective May 4, 2012.

(2)	We consolidated Tropicana effective November 15, 2010.

Icahn Enterprises Holdings
Due to the structure of our business, the consolidated results of operations for Icahn Enterprises and Icahn Enterprises Holding are substantially the same. Differences primarily relate to non-cash portions of interest expense, and are only reflected in the results of operations for our Holding Company. The following table summarizes total revenues, net income (loss) from continuing operations and net income (loss) from continuing operations attributable to Icahn Enterprises Holdings for our Holding Company and the consolidated totals with respect to Icahn Enterprises Holdings for the years ended December 31, 2012, 2011 and 2010.

	Revenues			Net Income (Loss) From Continuing Operations			Net Income (Loss) From Continuing Operations Attributable to Icahn Enterprises Holdings
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(in millions)
Holding Company	$29	$36	$58	$13	$(225)	$(167)	$13	$(225)	$(219)
Consolidated	$15,654	$11,842	$9,073	$728	$1,765	$747	$397	$751	$203
Overview
Our operating businesses are managed on a decentralized basis. Due to the structure of our business, we discuss the results of operations below by individual reportable segments. Refer to Note 4, “Operating Units,” to the consolidated financial statements for a description of each of our reporting segments and Note 15, "Segment and Geographic Reporting," for a reconciliation of each of our reporting segment's results of operations to our consolidated results.

Investment
Icahn Onshore LP (the "Onshore GP") and Icahn Offshore LP (the "Offshore GP" and, together with the Onshore GP, the "General Partners") act as general partner of Icahn Partners LP (the "Onshore Fund") and the Offshore Master Funds (as defined herein). The General Partners do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds (as defined below) are not offered to outside investors. Interests in the Investment Funds had been previously offered only to certain sophisticated and qualified investors on the basis of exemptions from the registration requirements of the federal securities laws and were not (and still are not) publicly available. The “Offshore Master Funds” consist of (i) Icahn Partners Master Fund LP, (ii) Icahn Partners Master Fund II LP and (iii) Icahn Partners Master Fund III LP. The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the “Investment Funds.”
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. As of December 31, 2012 and 2011, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates was approximately $3.5 billion and $3.2 billion, respectively.
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
As a result of the return of fee-paying capital as described above, a special profits interest allocation of $9 million was allocated to the General Partners at March 31, 2011. No further special profits interest allocation accrued in periods subsequent to March 31, 2011. A special profits interest allocation of $45 million was made for the year ended December 31, 2010.
As a result of the return of fee-paying capital as described above, an incentive allocation of $7 million was allocated to the General Partners at March 31, 2011. No further incentive allocation will accrue in periods subsequent to March 31, 2011. Incentive Allocations for the year ended December 31, 2010 was $5 million.
Our Interests in the Investment Funds
As of December 31, 2012 and 2011, we had investments with a fair market value of approximately $2.4 billion and $3.1 billion, respectively, in the Investment Funds.
Our share of the Investment Funds' net profit through our interests in the Investment Funds, excluding incentive allocations and special profits interest allocations earned, was $157 million, $871 million and $328 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Results of operations for our Investment segment for the years ended December 31, 2012, 2011 and 2010, prior to eliminations relating to its investment in Tropicana, are presented below:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Net gain from investment activities	$314	$1,887	$756
Interest and dividend income	85	110	178
	399	1,997	934

Selling, general and administrative	24	37	41
Income before other income, net, interest expense and income taxes	$375	$1,960	$893
Returns
The following table sets forth performance information for the Investment Funds for the comparative periods presented. These returns represent a weighted-average composite of the average returns, net of expenses for the Investment Funds.

	Returns(1)
	Year Ended December 31,
	2012(2)	2011	2010
Investment Funds	6.6%	34.5%	15.2%
(1) Returns for the years ended December 31, 2011 and 2010 were gross of special profits interest allocations and incentive allocations, but net of expenses for the Investment Funds.
(2) The Investments Funds' aggregate gross return would have been 20.2% if the Investment Funds had elected not to distribute shares of CVR to our subsidiary IEP Energy in 2012 and if additional purchases had been made by the Investment Funds instead of by Icahn Enterprises.
The Investment Funds' aggregate gross return was 6.6% for 2012. During 2012, gains were primarily due to our long exposure to the equity markets that were primarily driven by certain core holdings, partially offset by losses due to defensive short positions.
The Investment Funds' aggregate gross return was 34.5% for 2011. During 2011, gains were primarily due to the Investment Funds' long exposure to the equity markets that were primarily driven by certain core holdings.
The Investment Funds' aggregate gross return was 15.2% for 2010. During 2010, profits were primarily due to the Investment Funds’ long exposure in their core equity positions and, to a lesser extent, their long exposure to the credit markets, including fixed income, bank debt and derivative instruments, in the first half of 2010. The Investment Funds' short exposure to both the equity and credit markets was a negative contributor to performance in the third quarter of 2010. During 2010 short exposure to credit was a positive contributor while short exposure to equity was a negative contributor.
Since inception in November 2004, the Investment Funds' gross return is 173%, representing an annualized rate of return of 13% through December 31, 2012.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Net Gain From Investment Activities
Net realized and unrealized losses on the investment activities of the Investment Funds decreased by approximately $1.6 billion (83%) for the year ended December 31, 2012 as compared to the prior year due to lower rates of return in the Investment Funds.
Interest and Dividend Income
Interest and dividend income decreased by $25 million (23%) for the year ended December 31, 2012 compared to the prior year. The decrease was primarily due to a decrease in interest income resulting from a reduction in fixed-income investments.
Selling, General and Administrative
Selling, general and administrative ("SG&A") decreased by $13 million (35%) for the year ended December 31, 2012 compared to the prior year due to a decrease in compensation expense as a result of certain fund performance as well as certain expenses associated with shareholder actions and the elimination of expenses attributable to outsourced fund administration during 2011.
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Net Gain From Investment Activities
Net realized and unrealized gains on the investment activities of the Investment Funds were $1,887 million for 2011 as compared to $756 million prior year. The increase relates to a higher rate of return in the Investment Funds during 2011 as compared to the prior year.
Interest and Dividend Income
Interest and dividend income was $110 million for 2011 as compared to $178 million for the prior year. The decrease was primarily due to a decrease in interest income resulting from a reduction in fixed-income investments in our Investment segment during 2011 as compared to the prior year.
Selling, General and Administrative
SG&A for 2011 decreased by $4 million (10%) as compared to the prior year. The decrease was primarily due lower investment administrative expenses, including shareholder actions, offset in part by higher compensation expense as a result of certain fund performance during 2011 as compared to the prior year.

Automotive

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Net sales	$6,664	$6,910	$6,219
Cost of goods sold	5,753	5,822	5,212
Gross margin	911	1,088	1,007

Selling, general and administrative	710	736	704
Restructuring	26	5	8
Impairment	98	48	2
	834	789	714
Income before other income, net, interest expense and income taxes	$77	$299	$293
Federal-Mogul's Annual Report on Form 10-K contains a detailed description of its business, products, industry, operating strategy and associated risks. Federal-Mogul's filings with the SEC are available on the SEC's website at www.sec.gov.
Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reduction, alternative energies, environment and safety systems. Federal-Mogul serves the world's foremost original equipment manufacturers (“OEM”) and servicers (“OES”) (collectively, “OE”) of automotive, light, medium and heavy-duty commercial vehicles, off-road, agricultural, marine, rail, aerospace, power generation and industrial equipment, as well as the worldwide aftermarket. Federal-Mogul participates in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. Federal-Mogul believes that it is uniquely positioned to effectively manage the life cycle of a broad range of products to a diverse customer base.
Geographically, Federal-Mogul derived 39% of its sales in the United States and 61% internationally during 2012. Federal-Mogul has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and developing markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of Federal-Mogul's international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.
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
Effective September 1, 2012, Federal-Mogul began operating with two end-customer focused business units. The Powertrain (“PT”) business unit focuses on original equipment products for automotive, heavy duty and industrial applications. The Vehicle Components Solutions (“VCS”) business unit sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers and other vehicle components. The new organizational model allows for a strong product line focus benefiting both original equipment and aftermarket customers and will enable the global Federal-Mogul teams to be responsive to customers' needs for superior products and to promote greater identification with Federal-Mogul premium brands. The division of the global Federal-Mogul business into two business units is expected to enhance management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases. For further discussion regarding our Automotive segment's PT and VCS business units' product offering, see "Item 1-Automotive," included in this Report.
In February 2013, Federal-Mogul's Board of Directors approved evaluation of restructuring opportunities (with a focus on closing or downsizing manufacturing facilities, primarily in Western Europe) in order to improve operating performance. The restructuring is intended to take place between the fiscal years ending December 31, 2013 and 2015 and the specific details of the plans, including the impacted facilities, are not yet finalized and subject to Federal-Mogul's Board review.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Net sales for 2012 decreased by $246 million (4%) compared to 2011. Over 60% of Automotive segment's sales originate outside the United States; therefore the impact of the U.S. dollar strengthening, primarily against the euro, decreased reported sales by $288 million. This decrease was partially offset by increases of $28 million directly related to acquisitions' sales activities, $12 million of increased sales volumes and $2 million of net favorable customer pricing.
Cost of goods sold for 2012 decreased by $69 million (1%) compared to 2011. The impact of the relative strength of the U.S. dollar decreased cost of products sold by $237 million. Our Automotive segment noted materials and services sourcing savings of $104 million. These decreases were partially offset by $129 million of increases in material, labor and overheads related to the regional changes in sales, plus a further $26 million of such costs directly related to the acquisitions. The unfavorable productivity of $89 million is largely the result of reductions in direct labor lagging behind the reductions in manufacturing output in Europe, but also includes a $10 million expense associated with a commercial agreement with a customer, along with unabsorbed fixed costs on inter-segment sales volumes of $19 million.
Gross margin for 2012 decreased by $177 million (8%) compared to 2011. The favorable impact on margin of new program launches was more than offset by the impact of the production volume declines in Europe, and a shift in mix towards lower margin products, resulting in a net $117 million decrease in gross margin. Other factors contributing to the decreased margin were unfavorable productivity of $89 million, inclusive of $10 million expense associated with a commercial agreement with a customer, currency movements of $51 million and unabsorbed fixed costs on inter-segment sales volumes of $19 million. These decreases were partially offset by materials and services sourcing savings of $104 million.
SG&A for 2012 decreased by $26 million (4%) compared to 2011. The decrease was due to a pension curtailment gain of $51 million recorded in the third quarter of 2012 (as further discussed below) compared to a pension curtailment gain of $1 million in 2011, currency movements of $21 million, materials and services sourcing savings of $6 million and decreased stock-based compensation of $2 million, offset in part by an increase in costs in excess of labor and benefits inflation increased by $36 million, acquisition-related expenses of $6 million, $10 million of other expenses and a $1 million increase in amortization of intangible assets. In July 2012, as a result of contract negotiations with a union at one of Federal-Mogul's U.S. manufacturing locations, the retiree medical benefits were modified for the location's active participants. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $13 million prior service credit in AOCI. The corresponding reduction in the average remaining future service period to the full eligibility date also triggered the recognition of a $51 million curtailment gain which was recognized in the consolidated statements of operations during 2012. See Note 13, "Pension, Other Post-employment Benefits and Employee Benefit Plans-Automotive," to the consolidated financial statements for further discussion regarding these curtailment gains.
Federal-Mogul maintains technical centers throughout the world designed to integrate its leading technologies into advanced products and processes, to provide engineering support for all of its manufacturing sites and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development costs ("R&D") including product and validation costs, of $179 million and $172 million for 2012 and 2011, respectively.
During 2012 and 2011, Federal-Mogul recorded $26 million and $5 million in restructuring charges, respectively. The restructuring charges for 2012 consist of employee costs related to a restructuring plan announced in June 2012 ("Restructuring 2012") headcount reduction actions associated with the aftermarket and corporate unit. In June 2012, Federal-Mogul announced Restructuring 2012 to reduce or eliminate capacity at several high-cost VCS facilities and transfer production to lower-cost locations. Restructuring 2012 is anticipated to be completed within two years. In connection with the initial phase of Restructuring 2012, Federal-Mogul recorded $11 million in restructuring charges for 2012, all of which pertain to employee costs. Federal-Mogul expects to incur restructuring charges related to Restructuring 2012 totaling approximately $15 million, of which $12 million relate to employee costs and $3 million relate to facility costs. In addition, Federal-Mogul recorded $14 million in other restructuring activities during 2012.
Our Automotive segment recorded $98 million and $48 million of impairment charge for 2012 and 2011, respectively. The impairment charge for 2012 consisted of $50 million related to the identification of machinery and equipment that were no longer in use by Federal-Mogul, $46 million for the impairment of certain trademarks and brand names and $2 million for investments in non-consolidated affiliates. The impairment charge for 2012 related to certain trademarks and brand names were recorded as a result of our trademarks and brand names impairment analysis in accordance with FASB ASC 350, as of September 1, 2012, in conjunction with our goodwill impairment test that was precipitated by Federal-Mogul's reorganization as of September 1, 2012 (as further discussed below). In determining the impairment charge for machinery and equipment, we applied the probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize and through the use of valuation specialists. In determining the impairment charge for trademarks and brand names, we used the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets.

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
During the third quarter of 2012, the board of directors of Federal-Mogul decided to segment Federal-Mogul's operating businesses into two business units, Powertrain and VCS. Powertrain will focus primarily on the manufacture and sale of powertrain products to original equipment manufacturers while VCS will consist of Federal-Mogul's global aftermarket as well as its brake, chassis and wipers businesses. Federal-Mogul has initiated several actions in connection with the creation of the two business units, including the hiring of a new Chief Executive Officer for the VCS group and the identification of facilities that will be managed by each business group.
As a result of the reorganization of Federal-Mogul's operating businesses into two business units as of September 1, 2012, the reporting units for our Automotive segment have also been reorganized accordingly and now consist of Powertrain and VCS. As a result of this reorganization, we were required to reassign our Automotive segment's existing goodwill balances to the new reporting units utilizing a relative fair value allocation approach in accordance with FASB ASC Topic 350. With the assistance of a third-party appraiser, we allocated $504 million and $638 million of goodwill based on their fair values as of September 1, 2012 to the Powertrain and VCS reporting units, respectively. In addition, we evaluated the potential for goodwill impairment resulting from the reorganization of reporting units. In assessing whether we had an impairment in either of our Powertrain or VCS reporting units as a result of the reorganization, we considered certain trends of businesses comprising our Powertrain and VCS reporting units, along with other quantitative and qualitative factors, and concluded that the business reorganization did not result in a goodwill impairment charge during the third quarter of 2012.
In our annual goodwill impairment analysis for our Automotive segment as of October 1, 2012, we note that our Automotive segment's VCS reporting unit's fair value exceeded its carrying value by less than 1%, and accordingly is deemed to be at risk of failing “Step 1” of a goodwill impairment analysis. Because our Automotive segment's VCS reporting unit's fair value exceeded its carrying value by such a small margin, we believe that it was prudent to perform a "Step 2" goodwill impairment analysis for our Automotive segment's VCS reporting unit. "Step 2" calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit, from the fair value of the reporting unit as determined in "Step 1". The implied fair value of goodwill determined in "Step 2" is compared to the carrying value of goodwill. The implied fair value of goodwill for "Step 2" for the VCS reporting unit exceeded its net book value by approximately 4% as of October 1, 2012. Given the complexity of the calculation, we have not yet finalized "Step 2" goodwill impairment assessment for the VCS reporting unit. To the extent that the finalization of our assessment of goodwill requires an adjustment to the preliminary impairment charge, such adjustment would be recorded in the first quarter of 2013.
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Net sales for 2011 increased by $691 million (11%) as compared to 2010. Over 60% of Federal-Mogul's sales originate outside the United states; therefore, the impact of the U.S. dollar weakening, primarily against the euro, increased reported sales by $157 million. Other increases included $509 million of increased sales volumes, inclusive of $17 million due to acquisitions, and $25 million of net favorable customer pricing.
Cost of goods sold for 2011 increased by $610 million (12%) as compared to 2010. The impact of the relative weakness of the U.S. dollar for 2011 increased cost of products sold by $130 million as compared to the prior year. Manufacturing, labor and variable overhead costs for 2011 increased by $468 million as compared to 2010 as a direct consequence of the higher production volumes, inclusive of $13 million of such costs associated with acquisitions. Additional increases for 2011 as compared to the prior year were unfavorable productivity, net of labor and benefits inflation, of $36 million and increased materials and services sourcing costs of $28 million. These increases for 2011 as compared to the prior year were partially offset by decreased depreciation of $51 million and reduced pension expense of $1 million.
Gross margin for 2011 increased by $81 million (8%) as compared to 2010. As a percent of net sales, gross margin was 16% for both 2011 and 2010. This increase for 2011 as compared to the prior year was due to decreased depreciation of $51 million, sales volume increases, which increased gross margin by $37 million, currency movements of $27 million, customer price increases of $25 million, $4 million directly related to acquisitions and decreased pension expense of $1 million, partially offset by unfavorable productivity, net of benefits and labor inflation, of $36 million, and increased materials and services sourcing costs of $28 million.

SG&A for 2011 increased by $32 million (5%) as compared to 2010. This increase was due to a pension curtailment gain of $1 million in 2011 compared to a pension curtailment gain of $29 million in 2010, increased costs, net of labor and benefits inflation, of $18 million and currency movements of $14 million, partially offset by lower pension and other post-employment benefits expense of $14 million, lower stock-based compensation expense of $4 million, materials and services sourcing savings of $4 million, reduced depreciation and amortization expense of $5 million and other reductions of $1 million. SG&A was also impacted by the inclusion of other post-employment benefit curtailment gains as discussed below.
Included in SG&A were R&D costs, including product and validation costs, of $172 million and $156 million for 2011 and 2010, respectively.
Our Automotive segment recorded $48 million of impairment charges for 2011 as compared to $2 million for 2010. The impairment charge for 2011 relates to the impairment of certain indefinite-lived intangible assets of $37 million, which is further discussed in detail in Note 9, "Goodwill and Intangible Assets, Net," to the consolidated financial statements, and $11 million of impairment charges primarily related to the identification of machinery and equipment that were no longer in use by Federal-Mogul and the establishment of asset retirement obligations related to facilities that are closed.

Energy

	Period May 5, 2012 through December 31, 2012
	Petroleum	Fertilizer	Corporate	Total
	(in millions, except for barrel metrics)
Net sales	$5,512	$191	$—	$5,703
Cost of goods sold	4,742	106	—	4,848
Selling, general and administrative	63	16	33	112
Income (loss) before other income, net, interest expense and income taxes	$707	$69	$(33)	$743

Total crude oil throughput (barrels per day)	$175,735
Refining margin adjusted for FIFO impact per crude oil throughput barrel	$30
CVR's Annual Report on Form 10-K contains a detailed description of its business, products, industry, operating strategy and associated risks. CVR's filings with the SEC are available on the SEC's website at www.sec.gov.
We acquired a controlling interest in CVR on May 4, 2012. Refer to Note 3, "Acquisition," for further details.  CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (the “Refining Partnership”) and CVR Partners, LP (“CVR Partners” or the “Nitrogen Fertilizer Partnership”). The Refining Partnership is an independent petroleum refiner and marketer of high value transportation fuels. The Nitrogen Fertilizer Partnership produces nitrogen fertilizers in the form of ammonia and UAN. CVR owns the general partner and a majority of the common units representing limited partner interests in each of the Refining Partnership and the Nitrogen Fertilizer Partnership.
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
Our Energy segment assesses its operating performance by comparing its refining margin against an industry refining margin benchmark. (Refining margin is net sales minus costs of goods sold, exclusive of certain direct operating expenses and depreciation and amortization.) The industry refining margin benchmark is calculated by assuming that two barrels of benchmark light sweet crude oil is converted into one barrel of conventional gasoline and one barrel of distillate. This benchmark is referred to as the 2-1-1 crack spread. Because CVR calculates the benchmark margin using the market value of New York Mercantile Exchange (“NYMEX”) gasoline and heating oil against the market value of NYMEX WTI, the benchmark is referred to as the NYMEX 2-1-1 crack spread (“2-1-1 crack spread”.) The 2-1-1 crack spread is expressed in dollars per barrel and is a proxy for the per barrel margin that a sweet crude oil refinery would earn assuming it produced and sold the benchmark production of gasoline and distillate.
Refining margin is a non-GAAP measure that we believe is important to investors in evaluating the performance of our Energy segment's refineries as a general indication of the amount above our Energy segment's cost of product sold that it is able to sell refined products. Our Energy segment's calculation of refining margin may differ from similar calculations of other companies in its industry, thereby limiting its usefulness as a comparative measure. In order to derive the refining margin per crude oil throughput barrel, our Energy segment utilizes the total dollar figures for refining margin as derived above and divide that by the applicable number of crude oil throughput barrels for the period. We believe that refining margin and refining margin per crude oil throughput barrel is important to enable investors to better understand and evaluate our Energy segment's ongoing operating results and allow for greater transparency in the review of our overall financial, operational and economic performance.
In assessing the operating performance of the nitrogen fertilizer business, CVR calculates plant gate price to determine its operating margin. Plant gate price refers to the unit price of nitrogen fertilizer, in dollars per ton, offered on a delivered basis, excluding shipment costs.
Net sales for the petroleum business for the period May 5, 2012 through December 31, 2012 was approximately $5.5 billion. For the period May 5, 2012 through December 31, 2012, CVR's petroleum business sold 1.0 billion and 787 million gallons of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.83 and $3.05, respectively.
Net sales for the fertilizer business for the period May 5, 2012 through December 31, 2012 was $191 million, of which $53 million and $138 million were attributable to ammonia and UAN, respectively. For the period May 5, 2012 through December 31, 2012, CVR sold 82,475 and 416,873 tons of ammonia and UAN, respectively, with an average plant gate price of $621 and $298, respectively. Plant gate prices are prices at the designated delivery point less any freight cost we absorb to deliver the product. CVR believes plant gate price is meaningful because it sells products both at its plant gate (sold plant) and delivered to the customer's designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month-to-month or quarter-to-quarter. Ammonia sales for the period May 5, 2012 through December 31, 2012 benefited from milder weather allowing for an earlier planting season in 2012. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units continue to demonstrate their reliability with the units reporting 91.3%, 89.7% and 85.9%, respectively, on-stream for the period May 5, 2012 through December 31, 2012.
Cost of goods sold for the petroleum business for the period May 5, 2012 through December 31, 2012 was approximately $4.7 billion.  Cost of goods sold for the petroleum business includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation distribution costs, costs associated with the actual operations of CVR's refineries (such costs are collectively referred to as "direct operating expenses") such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance and labor and environmental compliance costs. In addition, cost of goods sold includes depreciation and amortization. The petroleum business' average cost per barrel of crude oil consumed for the period May 5, 2012 through December 31, 2012 was $87.21. Sales volume of refined fuels for the petroleum business for the period May 5, 2012 through December 31, 2012 was 46 million barrels. The impact of FIFO accounting also impacted cost of product sold the period May 5, 2012 through December 31, 2012. Under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the period May 5, 2012 through December 31, 2012, the petroleum business had an unfavorable FIFO inventory impact of $71 million.
Refining margin per barrel of crude oil throughput for the petroleum business was $28.39 for the period May 5, 2012 through December 31, 2012. Refining margin adjusted for FIFO impact for CVR's petroleum business was $30.07 per crude oil throughput barrel for the period May 5, 2012 through December 31, 2012. Gross margin per barrel for the petroleum business was $19.41 for the period May 5, 2012 through December 31, 2012. (For the period May 5, 2012 through December 31, 2012, $309 million of direct operating expenses and $116 million of depreciation and amortization are excluded in the calculation of the refining margin per barrel of crude oil throughput related to the petroleum business).
The fertilizer business' cost of goods sold for the period May 5, 2012 through December 31, 2012 was $106 million. Cost of goods sold for the fertilizer business is primarily comprised of pet coke expense, freight expense, distribution expense, direct operating expenses and depreciation and amortization.
SG&A for the period May 5, 2012 through December 31, 2012 was $112 million. Included in SG&A are staffing and integration costs related to the acquisition of Garry-Williams Energy Company, LLC in December 2011.

Gaming
As a result of our acquisition of additional shares of Tropicana Entertainment Inc. ("Tropicana") common stock on November 15, 2010, we are required to consolidate the results of Tropicana as of such date. Therefore, our consolidated results from operations for 2010 include the results of our Gaming segment from the period November 15, 2010 through December 31, 2010.
Gaming revenues and expenses are classified in other revenues from operations and other expenses from operations, respectively, in our consolidated financial statements. Gaming revenues and expenses for our Gaming segment for 2012, 2011 and for the period November 15, 2010 through December 31, 2010 are summarized as follows:

	Year Ended December 31,		November 15, 2010 through December 31, 2010
	2012	2011
	(in millions)
Other Revenues From Operations:
Casino	$493	$507	$73
Room	95	106	11
Food and Beverage	84	88	11
Other	24	24	4
Gross revenues	696	725	99
Less promotional allowances	(83)	(101)	(21)
Net revenues	613	624	78

Other Expenses From Operations:
Casino	222	246	31
Room	35	32	4
Food and Beverage	38	38	5
Other	17	13	1
Total other expenses from operations	312	329	41

Selling, general and administrative	250	254	37
Income before other income, net, interest expense and income taxes	$51	$41	$—
Tropicana's Annual Report on Form 10-K contains a detailed description of its business, products, industry, operating strategy and associated risks. Tropicana's filings with the SEC are available on the SEC's website at www.sec.gov.
Current economic conditions continue to adversely impact Tropicana and the gaming industry as a whole. While general economic conditions have modestly improved, we cannot assure that they will continue to improve or will not worsen in the future. Net revenues from Tropicana AC comprise approximately 43% and 45% of our Gaming segment's net revenues for the years ended December 31, 2012 and 2011, respectively.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Casino revenues are one of Tropicana's main performance indicators and account for a significant portion of its net revenues. The decrease in casino revenues for the year ended December 31, 2012 as compared to the prior year was primarily due to a 16.1% decrease in consolidated table volumes. Tropicana's consolidated table hold percentage was 14.3% and 15.2% for the year ended December 31, 2012 and 2011, respectively, primarily due to a decrease in table hold percentage for Tropicana AC over the respective period. Table hold percentage for Tropicana AC was 12.1% and 13.6% for the year ended December 31, 2012 and 2011, respectively.  Consolidated gaming volumes for the year ended December 31, 2012 as compared to the prior year decreased by 3.4% primarily due to lower table volumes at Tropicana AC, offset in part by higher slot volumes in Baton Rouge.
Based on market data, the Atlantic City market experienced year over year declines in casino win of 8% in the year. Tropicana AC casino win percentage decrease exceeded the Atlantic City market as a whole primarily due to additional gaming supply from the new competitor in our market in April 2012 and lower table games and slot volumes. In addition, the current year results include the effects of Hurricane Sandy which caused a city mandated five-day closure of all Atlantic City casinos in late October 2012. Although Tropicana AC did not suffer any significant damage, it encountered significant business interruption and its customer visitation has yet to return to normalized levels. Tropicana also believes that the Atlantic City market has been adversely affected by increased competition from new and expanded casinos and other permitted gambling in surrounding states.

Revenues from rooms for the year ended December 31, 2012 decreased by $11 million (10%) compared to the prior year. The average daily room rate and occupancy across all of Tropicana's gaming properties were $69 and 61%, respectively, for the year ended December 31, 2012 compared to $72 and 66%, respectively, for the prior year.
Other expenses from operations for the year ended December 31, 2012 decreased by $17 million (5%) as compared to the prior year primarily due to certain cost-cutting measures, particularly in respect of payroll and related benefits.
SG&A decreased by $4 million (2%) for the year ended December 31, 2012 compared to the prior year. This decrease is primarily due to decreases in payroll and related benefits, legal expenses and energy costs, offset in part by increased marketing spend at Tropicana AC.

Railcar

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Manufacturing Operations:
Net sales	$575	$453	$205
Cost of goods sold	456	410	210
Gross margin	119	43	(5)

Leasing and Services Operations:
Other revenues from operations	80	66	69
Other expenses from operations	57	51	55
Gross margin	23	15	14

Selling, general and administrative	27	25	26
Income (loss) before other income, net, interest expense and income taxes	$115	$33	$(17)
American Railcar Industries, Inc's ("ARI's") Annual Report on Form 10-K contains a detailed description of its business, products, industry, operating strategy and associated risks. ARI's filings with the SEC are available on the SEC's website at www.sec.gov.
The North American railcar market has been, and we expect it to continue to be highly cyclical. We have seen significant improvements in the railcar manufacturing market over the past two years. We cannot assure you that the railcar market will continue to improve or that railcar orders and shipments will continue to increase.
Railcar shipments for the year ended December 31, 2012 were approximately 7,880 railcars, including approximately 2,575 railcars to leasing customers, as compared to 5,230 railcars for the prior year, of which approximately 350 railcars were to leasing customers. (Shipments of railcars for lease are excluded from manufacturing operations' net sales as they represent shipments to ARI's leasing business and AEP Leasing).
As of December 31, 2012, our Railcar segment had a backlog of approximately 7,060 railcars, including approximately 3,640 railcars for lease customers as compared to a backlog of approximately 6,530 railcars as of December 31, 2011. In response to changes in customer demand, our Railcar segment continues to adjust production rates at its railcar manufacturing facilities.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Total manufacturing revenues for the year ended December 31, 2012 increased by $122 million (27%) compared to the prior year. (Manufacturing revenues are included in net sales in our consolidated statements of operations.) The increase over the prior year was due to an increase in mix of tank railcars sold, which generally sell at higher prices due to more material and labor content, improved market conditions, an increase in railcar shipments and higher revenues from certain material cost changes passed through to customers. During 2012, our Railcar segment shipped approximately 5,305 railcars (excluding railcars built for our lease fleet) to third parties compared to approximately 4,880 railcars shipped in 2011.
Combined leasing and services revenues for the year ended December 31, 2012 increased by $14 million (21%) compared to the prior year. The increase over the prior year was primarily attributable to increased railcars on lease with third parties, which was approximately 3,060 at the end of 2012, compared to approximately 490 at the end of 2011. The addition of AEP Leasing in the third quarter of 2012 contributed $2 million of leasing revenue in 2012 with approximately 470 railcars on lease at the end of 2012.
A portion of our Railcar segment's manufacturing, leasing and services revenue is derived from companies affiliated with Mr. Icahn. Such revenues from companies affiliated with Mr. Icahn accounted for approximately 10% and 5% of total manufacturing, leasing and services revenues for the year ended December 31, 2012 and 2011, respectively. See Note 5, "Related Party Transactions-Railcar," to the consolidated financial statements for further discussion.
Gross margin from manufacturing operations for the year ended December 31, 2012 was $119 million compared to $43 million for the prior year. Gross margin from manufacturing operations as a percentage of manufacturing operations revenues was 21% for the year ended December 31, 2012 compared to 9% for the prior year. The improvement over the prior year was primarily due to improved sales mix and pricing, and operating leverages and efficiencies as a result of higher production volumes.
Gross margin from leasing and services operations for the year ended December 31, 2012 was $23 million compared to $15 million for the prior year. Gross margin from leasing and services operations as a percentage of leasing and services operations revenues was 29% for the year ended December 31, 2012 compared to 23% for the prior year. The improvement over the prior year was due to increased railcars on lease with third parties.
SG&A for the year ended December 31, 2012 increased by $2 million (8%), as compared to the prior year. The increase over the respective periods was primarily due to an increase in incentive compensation and stock-based compensation, which fluctuates with ARI's stock price.
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Total manufacturing revenues for 2011 increased by $248 million (121%) as compared to the prior year. The primary reason for the increase in revenues from manufacturing operations was an increase in railcar shipments. Railcar shipments for 2011 were approximately 4,880 railcars as compared to approximately 2,090 railcars for 2010. The increase was due to an increase in customer demand and higher production rates at ARI's manufacturing plants.
Combined leasing and services revenues decreased by $3 million (4%) for 2011 as compared to the prior year. The decrease was primarily attributable to the decreased number of railcar repair projects performed at the manufacturing facilities, as this capacity was returned to new railcar manufacturing, partially offset by an increase in revenues at railcar repair facilities.
Gross margin from manufacturing operations for 2011 was $43 million as compared to a loss of $5 million for the prior year. Gross margin for manufacturing operations as a percentage of manufacturing operations revenues was 9% for 2011 as compared to loss of 2% for 2010. The improvement for 2011 as compared to the prior year was primarily due to an increase in railcar shipments, improved pricing and leverage created by larger production volumes.
Gross margin for leasing and services operations for 2011 was $15 million as compared to gross margin of $14 million for the prior year. Gross margin for leasing and services operations as a percentage of gross margin for leasing and services operations revenues was 23% for 2011 as compared to 20% for the prior year. The improvement for 2011 as compared to 2010 was primarily attributable to an increase in volumes and efficiencies at railcar repair facilities, partially offset by a decrease in repair projects performed at railcar manufacturing facilities.
SG&A for 2011 decreased by $1 million as compared to the prior year and was primarily due to a decrease in stock-based compensation expense.

Food Packaging

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Net sales	$343	$339	$316
Cost of goods sold	263	263	234
Gross margin	80	76	82

Selling, general and administrative	45	43	46
Restructuring	1	—	—
Income before other income, net, interest expense and income taxes	$34	$33	$36
Viskase Companies, Inc. ("Viskase") currently operates eight manufacturing facilities and ten distribution centers throughout North America, Europe, South America and Asia and derives approximately 70% of total net sales from customers located outside the United States. Viskase has completed the construction of a shirring plant in the Philippines to serve the Asian market. The plant is operating on a limited basis and will be scaled up over several years in accordance with our growth expectations for the Asian market. The 2012 capital investment, including machinery, was $7 million for the Philippines project, with a total capital investment to date of $14 million on the project. We anticipate that an additional $2 million of equipment will be added through the year ending December 31, 2016.
During 2012, Viskase relocated the finishing operations in Guarulhos, Brazil into a larger facility in Atibaia, Brazil.  The larger manufacturing facility will allow Viskase to support growth in this emerging region.
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
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Net sales for the year ended December 31, 2012 increased by $4 million (1%) compared to the prior year. The increase was due to an increase of $8 million attributable to volume and $13 million attributable to price and product mix, offset in part by $17 million attributable to foreign currency translation.
Cost of goods sold for the year ended December 31, 2012 remained flat at $263 million as compared to the prior year. While cost of goods sold remained flat year over year, gross margin as a percent of net sales was 23% for 2012 as compared to 22% for 2011, primarily due to higher sales volume, offset in part by higher raw material costs.
SG&A for the year ended December 31, 2012 increased by $2 million (5%) compared to the prior year. The increase was primarily due to higher one-time employee costs, infrastructure spending for developing markets and pension expense, partially offset by a decrease in legal expenses and by foreign currency translation.
Restructuring for the year ended December 31, 2012 was $1 million and was due to the scale down of Viskase's German subsidiary.
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Net sales for 2011 increased by $23 million (7%) compared to 2010. The increase was primarily due to an increase in sales volume of $19 million, foreign currency translation of $8 million, partially offset by a decrease of $4 million due to product mix.
Cost of goods sold for 2010 increased by $29 million (12%) as compared to 2010. The increase was primarily due to growth in unit volume, higher material costs and foreign currency translation.  Gross margin as a percent of net sales was 22% and 26% for 2011 and 2010, respectively.   Gross margin for 2011 decreased by $6 million (7%) as compared to 2010 and was primarily due to higher material costs while selling prices were relatively flat over the comparative periods.
SG&A for 2011 decreased by $3 million (7%) as compared to 2010 and was primarily due to a decrease in legal expenses related to a patent litigation matter.

Metals

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Net sales	$1,102	$1,095	$725
Cost of goods sold	1,116	1,068	697
Gross margin	(14)	27	28

Selling, general and administrative	28	25	23
(Loss) income before other income, net, interest expense and income taxes	$(42)	$2	$5
Summarized ferrous tons and non-ferrous pounds sold for 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
	2012	2011	2010
	(in 000s)
Ferrous tons sold	1,592	1,576	1,265
Non-ferrous pounds sold	241,332	175,521	115,742
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the U.S. and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Net sales for the year ended December 31, 2012 increased by $7 million (1%) compared to the prior year. The increase was primarily driven by acquisitions made during 2011, an increase in brokerage transactions and an increase in comparable non-ferrous shipment volumes, offset in part by lower comparable ferrous and secondary shipment volumes and by lower selling prices in all product lines.
Ferrous shipments increased by 16,000 gross tons (1%) and average pricing was $40 per gross ton (9%) lower during the year ended December 31, 2012 compared to the prior. The decrease in average pricing for 2012 compared to 2011 was largely driven by lower market prices for ferrous scrap. Non-ferrous shipment volumes increased by 65,811,000 pounds (37%), primarily driven by acquisitions and increased shipments of shredded aluminum material. Average selling prices for non-ferrous decreased $0.14 per pound (12%) due to lower market pricing and a shift to a higher proportion of lower priced aluminum shipments made during 2012 compared to the prior year.
Cost of goods sold for the year ended December 31, 2012 increased by $48 million (4%) compared to the prior year. The increase was primarily due to additional volume from acquisitions made during 2011, an increase in comparable non-ferrous shipment volume and increased brokerage transactions as compared to the corresponding prior year period. This was partly offset by lower comparable ferrous shipment volumes and by lower material purchase costs attributable to lower market prices over the respective periods. Gross margin as a percentage of net sales was a loss of 1% for the year ended December 31, 2012 compared to income of 2% for the prior year. The compressed margins compared to the prior year were primarily driven by lower selling prices and continuing material supply constraints that drove scrap acquisition prices and inventory costs higher in relation to selling prices.
SG&A expense for the year ended December 31, 2012 increased by $3 million (12%) compared to the prior year primarily due to higher manpower costs associated with acquisitions made during 2011.
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Net sales for 2011 increased by $370 million (51%) as compared to sales in 2010. The increase was primarily due to higher ferrous revenues attributed to higher prices and stronger volumes driven by improvement in steel mill operating rates. Acquisitions made in 2011 also contributed to shipment volume and revenue growth. Increased ferrous demand and higher market pricing resulted in ferrous average pricing of approximately $78 per gross ton higher (22%) and ferrous shipments of 311,000 gross tons higher (25%) in 2011 as compared to 2010. A strong non-ferrous market early in 2011 drove prices and demand higher in 2011 compared to 2010 and combined with a more favorable mix of copper and aluminum shipments in 2011 as compared to 2010, resulted in higher non-ferrous average pricing of $0.16 per pound (16%) and higher non-ferrous shipments of 59,779,000 pounds (52%) in 2011 as compared to 2010.
Cost of goods sold for 2011 increased by $371 million (53%) as compared to 2010. The increases were primarily due to higher sales volume and material purchase prices as compared to the corresponding prior year period. Contributing to the higher cost of sales were newly opened and acquired recycling yards and the start-up of a new shredder, in addition to increased processing volumes at existing facilities. Material prices increased due to higher market prices and continued constraints on material flows into the yards. Gross margin as a percentage of net sales was approximately 2% in 2011 and approximately 4% in 2010. Gross margins decreased in 2011 due to significantly higher material prices despite an increase in sales volume as compared to 2010.
SG&A for 2011 increased by $2 million (9%) as compared to 2010. The increase was primarily due to higher manpower costs which were primarily related to acquisitions and an increase in business development activities, along with costs associated with the implementation of a new enterprise software system.

Real Estate

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Real Estate revenues	$86	$89	$90
Real Estate expenses	50	50	54
	36	39	36

Selling, general and administrative	14	16	19
Income before other income, net, interest expense and income taxes	$22	$23	$17
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
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Revenues from our real estate operations for each of the years ended December 31, 2012 and 2011 are substantially derived from our resort and rental operations. Revenues from sales of residential units in our real estate development operations represent less than 10% of total Real Estate revenues for each of the years ended December 31, 2012 and 2011.
SG&A for the year ended December 31, 2012 decreased by $2 million (13%) compared to the prior year. The decrease was primarily due to lower operating expenses associated with certain property located in Las Vegas, Nevada.
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Revenues from our real estate operations for 2011 and 2010 are substantially derived from our resort and rental operations. Revenues from sales of residential units in our real estate development operations represent approximately 9% and 10% of total Real Estate revenues for 2011 and 2010, respectively.
SG&A for 2011 decreased by $3 million (16%) as compared to 2010. The decrease was primarily due to lower operating expenses associated with our former Fontainebleau property and reduced compensation related costs.

Home Fashion

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Net sales	$228	$322	$429
Cost of goods sold	206	305	400
Gross margin	22	17	29

Selling, general and administrative	37	61	75
Restructuring	4	6	8
Impairment	11	18	9
	52	85	92
Loss before other income, net, interest expense and income taxes	$(30)	$(68)	$(63)
The business of WestPoint Home LLC ("WPH") is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products. Many of the larger retailers are customers of WPH.  WPH will continue to realign its manufacturing operations and streamline its merchandising, sales and customer service divisions to improve its cost structure and better serve its customers. Given the uncertainty and volatility in the macroeconomic conditions, we cannot predict if WPH's financial performance will continue to improve.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Net sales for 2012 decreased by $94 million (29%) compared to 2011. The decrease was primarily due to the effects of exiting certain unprofitable programs and customers. Cost of goods sold for 2012 decreased by $99 million (32%) compared to 2011. The decrease was primarily due to lower sales volume and lower commodity costs. Gross margin for 2012 increased by $5 million (29%) compared to 2011. Gross margin as a percentage of net sales was 10% for 2012 as compared to 5% for 2011. The improvement was primarily due to the effects of exiting certain unprofitable programs and customers and lower commodity costs.
SG&A for 2012 decreased by $24 million (39%) compared to 2011. The decrease was primarily due to cost-cutting initiatives and lower fulfillment costs due to lower sales volumes. WPH will continue to explore ways to lower its SG&A expenditures by ongoing review and investigation of the potential for further consolidation of its locations, reduction of headcount, and where appropriate by applying, as necessary, more stringent oversight of expense areas where potential savings have been identified.
Restructuring and impairment for 2012 compared to 2011 decreased by $9 million (38%). The decrease was primarily due to the write-down of a plant to its fair value in 2011, partially offset by impairments of certain fixed assets held for sale in 2012. Restructuring and impairment charges include severance, benefits and related costs, non-cash impairment charges related to plants that have been or will be closed and related to non-cash impairment charges related to trademarks and continuing costs of closed plants and transition expenses.
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Net sales for 2011 decreased by $107 million (25%) as compared to the corresponding prior year period. Cost of goods sold for 2011 decreased by $95 million (24%) as compared to 2010. Gross margin for 2011 decreased by $12 million (41%) as compared to 2010. Gross margin as a percentage of net sales was 5% for 2011 as compared to 7% for 2010. The decrease in net sales in 2011 as compared to the corresponding prior year period primarily reflects the continued weak economy and housing market and the impact of exiting certain unprofitable programs. The decrease in cost of goods sold is primarily due to lower sales volume, offset in part by higher raw material costs
SG&A for 2011 decreased by $14 million (19%) as compared to the corresponding prior year period, primarily due to lower selling expenses and fulfillment costs, related to cost-cutting initiatives and decreased sales volume.
Restructuring and impairment charges for 2011 increased by $7 million (41%). Included in 2011 results were the write-down of a plant to its fair value and impairment charges related to WPH's trademarks. In recording impairment charges related to its plant, WPH compared estimated net realizable values of property, plant and equipment to their current carrying values. In recording impairment charges related to its trademarks, WPH compared the fair value of the intangible asset with its carrying value. The estimates of fair value of trademarks are determined using a discounted cash flow valuation methodology referred to as the “relief from royalty” methodology. Significant assumptions inherent in the “relief from royalty” methodology employed include estimates of appropriate marketplace royalty rates and discount rates. Restructuring and impairment charges include severance, benefits and related costs, non-cash impairment charges related to plants that have been or will be closed and continuing costs of closed plants and transition expenses.

Other Consolidated Results of Operations
Interest Expense
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Interest expense for Icahn Enterprises during 2012 increased by $86 million (20%) compared to 2011. Interest expense for Icahn Enterprises Holdings during 2012 increased by $86 million (20%) compared to 2011. The increase was primarily due to higher interest expense incurred on certain debt issued during the first and third quarter of 2012 and the inclusion of interest expense related to CVR's debt effective May 4, 2012, offset in part by lower interest expense incurred on due to broker balances.
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Interest expense for Icahn Enterprises during 2011 increased by $47 million (12%) as compared to 2010. Interest expense for Icahn Enterprises Holdings during 2011 increased by $48 million (12%) as compared to 2010. The increase was primarily due to higher interest expense incurred on certain debt issued on January 15, 2010 and November 12, 2010 and interest incurred on our due to broker balances. Included in the increase in interest expense is interest expense related to our Gaming segment for which no comparable prior year amount exists because, as discussed elsewhere, we consolidated Tropicana effective November 15, 2010.
Income Tax Expense
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
For 2012, Icahn Enterprises recorded an income tax benefit of $81 million on pre-tax income from continuing operations of $646 million compared to an income tax expense of $34 million on pre-tax income from continuing operations of $1,798 million for 2011. Icahn Enterprises' effective income tax rate was (12.5)% and 1.9% for 2012 and 2011, respectively.
For 2012, Icahn Enterprises Holdings recorded an income tax benefit of $81 million on pre-tax income from continuing operations of $647 million compared to an income tax expense of $34 million on pre-tax income from continuing operations of $1,799 million for 2011. Icahn Enterprises Holdings' effective income tax rate was (12.5)% and 1.9% for 2012 and 2011, respectively.
The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in valuation allowances and partnership income not subject to taxation, as such taxes are the responsibility of the partners.
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
For 2011, Icahn Enterprises recorded an income tax expense of $34 million on pre-tax income from continuing operations of $1,798 million compared to an income tax expense of $9 million on pre-tax income from continuing operations of $753 million for 2010. Icahn Enterprises' effective income tax rate was 1.9% and 1.2% for 2011 and 2010, respectively.
For 2011, Icahn Enterprises Holdings recorded an income tax expense of $34 million on pre-tax income from continuing operations of $1,799 million compared to an income tax expense of $9 million on pre-tax income from continuing operations of $756 million for 2010. Icahn Enterprises Holdings' effective income tax rate was 1.9% and 1.2% for 2011 and 2010, respectively.
The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in valuation allowances and partnership income not subject to taxation, as such taxes are the responsibility of the partners.

Liquidity and Capital Resources

Holding Company
As of December 31, 2012, the Holding Company had investments in the Investment Funds with a total fair market value of approximately $2.4 billion. As of December 31, 2012, our Holding Company had cash and cash equivalents of approximately $1.0 billion and total debt of approximately $4.1 billion.

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
As of December 31, 2012 based on covenants in the indenture governing our senior notes, we could incur approximately $1.3 billion in additional indebtedness. See Note 11, “Debt,” to the consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.
On January 24, 2013, the board of directors of CVR adopted a quarterly cash dividend policy. Subject to declaration by its Board of Directors, CVR's initial quarterly dividend is expected to be $0.75 per share, or $3.00 per share on an annualized basis, which it plans to begin paying in the second quarter of 2013. As we own approximately 82% of the common shares of CVR, the majority of CVR's dividend will directly upstream to us.
As discussed in Note 3, "Acquisition" we acquired a controlling interest in CVR on May 4, 2012 for a total purchase price of $2.1 billion, which was paid for primarily in cash.
Distributions on Depositary Units
On February 11, 2013, we announced that the Board of Directors of its general partner approved a modification to our distribution policy to provide for an increase in the annual distribution from $1.40, comprised of $0.40 in cash and $1.00 in depositary units, to $4.00 per depositary unit, payable in either cash or additional depositary units, at the election of each depositary unit holder. Mr. Icahn and his affiliates, the owners of approximately 90.5% of the Icahn Enterprises' outstanding depositary units as of the date of this Report, have indicated that it is their present intention to elect to receive the increase in Icahn Enterprises’ cash distribution in additional depositary units for the foreseeable future.
On February 10, 2013, the Board of Directors of the general partner declared a quarterly distribution in the amount of $1.00, which will be paid on or about April 15, 2013 to depositary unit holders of record at the close of business on February 21, 2013. Depositary unit holders will have until March 14, 2013 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 20 consecutive trading days immediately following the election deadline. No fractional depositary units will be issued pursuant to the dividend payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
On November 2, 2012, the board of directors declared a quarterly distribution of $0.35 per depositary unit, comprised of a combination of $0.10 payable in cash and $0.25 payable in depositary units. The distribution was paid on November 30, 2012 to depositary unitholders of record at the close of business on November 15, 2012. We calculated the depositary units to be distributed based on the 20 trading-day volume weighted-average price of our depositary units ended on October 31, 2012, resulting in 0.005978 of a unit to be distributed per depositary unit.  To the extent that the aggregate units distributed to any holder include a fraction of a unit, that fractional unit was settled in cash. As a result, we distributed 621,064 depositary units on November 30, 2012 in connection with this distribution.
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
Equity and Debt Offerings
As discussed elsewhere in this Report, in connection with a certain rights offering consummated during the first quarter of 2012, we distributed an aggregate 13,590,238 additional depositary units to unitholders that subscribed to the basic subscription rights and the over-subscription rights and we received proceeds of $500 million. In addition, as discussed elsewhere in this Report, we issued an aggregate $1,000 million principal amount of the 2012 Additional Notes during 2012.
Additionally, as discussed elsewhere in this Report, on February 28, 2013, Icahn Enterprises entered into an underwriting agreement with Jefferies & Company, Inc., providing for the issuance and purchase of an aggregate of 3,174,604 depositary units representing limited partner interests in Icahn Enterprises at a price to the public of $63.00 per depositary unit. The depositary units were delivered to the unitholders on March 6, 2013, raising $193 million after deducting underwriting discounts, commissions and other offering related fees and expenses.
Borrowings
 Debt consists of the following:

	Icahn Enterprises		Icahn Enterprises Holdings
	December 31,		December 31,
	2012	2011	2012	2011
	(in millions)		(in millions)
8% senior unsecured notes due 2018 - Icahn Enterprises/Icahn Enterprises Holdings	$2,476	$1,450	$2,471	$1,444
7.75% senior unsecured notes due 2016 - Icahn Enterprises/Icahn Enterprises Holdings	1,050	1,050	1,047	1,046
Senior unsecured variable rate convertible notes due 2013 - Icahn Enterprises/Icahn Enterprises Holdings	556	556	556	556
Debt facilities - Automotive	2,738	2,737	2,738	2,737
Debt facilities - Energy	749	—	749	—
Credit facilities - Energy	125	—	125	—
Debt facilities - Gaming	—	49	—	49
Credit facilities - Gaming	171	—	171	—
Senior unsecured notes and secured term loan facility - Railcar	275	275	275	275
Senior secured notes and revolving credit facility - Food Packaging	214	214	214	214
Mortgages payable - Real Estate	70	75	70	75
Other	124	67	124	67
	$8,548	$6,473	$8,540	$6,463

See Note 11, “Debt,” to the consolidated financial statements contained elsewhere in this Report for additional information concerning terms, restrictions and covenants of our debt. As of December 31, 2012, we are in compliance with all debt covenants.
Contractual Commitments and Contingencies
The following table reflects, at December 31, 2012, our contractual cash obligations, subject to certain conditions, due over the indicated periods:

	2013	2014	2015	2016	2017	Thereafter	Total
	(in millions)
Debt obligations	$676	$2,037	$933	$1,185	$234	$3,480	$8,545
Capital lease obligations	2	2	1	2	2	45	54
Interest payments	415	379	336	238	233	30	1,631
Pension and other post-employment benefit plans	117	107	110	107	98	305	844
Operating lease obligations	72	61	47	41	29	108	358
Purchase obligations	123	110	99	92	91	931	1,446
Letters of credit	65	—	—	—	—	—	65
Total	$1,470	$2,696	$1,526	$1,665	$687	$4,899	$12,943

In addition to the amounts in the table above, there are $28 million in standby letters of credit to secure transportation services for crude oil.
As further discussed in Note 20, "Subsequent Events-Holding Company," to the consolidated financial statements, on January 25, 2013, Icahn Enterprises and Icahn Enterprises Holdings delivered a notice of satisfaction and discharge (the “ Notice ”) to the registered holders of our outstanding variable rate notes in accordance with the terms of the indenture dated as of April 5, 2007, among Icahn Enterprises, as issuer, Icahn Enterprises Finance Corp., as co-issuer, Icahn Enterprises Holdings, as guarantor, and Wilmington Trust Company, as trustee, governing the variable rate notes. The aggregate outstanding principal amount of the variable rate notes prior to the discharge was $600 million, of which $44 million was held by Icahn Enterprises Holdings. This transaction was excluded from the contractual obligations table above.
As further discussed in Note 20, "Subsequent Events-Energy," to the consolidated financial statements, as a result of the Refining Partnership's initial public offering, a portion of the proceeds were utilized to repurchase all of the CVR Second Lien Notes, in an aggregate principle amount of approximately $223 million. This transaction was excluded from the contractual obligations table above.
During February 2013, ARI made a second draw of $50 million under its lease fleet financing, resulting in net proceeds received of approximately $50 million. On March 1, 2013, ARI completed a voluntary redemption of the remaining $175 million of ARI Notes outstanding at a redemption rate of 100.0% of the principal amount of the ARI Notes to be redeemed, plus any accrued and unpaid interest. These transactions were excluded from the contractual obligations table above.
Certain of PSC Metals Inc.'s ("PSC Metals") and Federal-Mogul's facilities are environmentally impaired. Federal-Mogul and PSC Metals have estimated their liability to remediate these sites to be $29 million and $15 million, respectively, at December 31, 2012. Additionally, Federal-Mogul has identified sites with contractual obligations and sites that are closed or expected to be closed and sold in connection with its restructuring activities and has accrued $29 million as of December 31, 2012, primarily related to removing hazardous materials in buildings. For further discussion regarding these commitments, among others, see Note 19, “Commitments and Contingencies,” to the consolidated financial statements.
As discussed in Note 6, “Investments and Related Matters,” to the consolidated financial statements, we have contractual liabilities of approximately $533 million related to securities sold, not yet purchased as of December 31, 2012. This amount has not been included in the table above as their maturity is not subject to a contract and cannot be properly estimated.

Off-Balance Sheet Arrangements
We have off-balance sheet risk related to investment activities associated with certain financial instruments, including futures, options, credit default swaps and securities sold, not yet purchased. For additional information regarding these arrangements, refer to Note 8, “Financial Instruments,” to the consolidated financial statements contained elsewhere in this Report.
Consolidated Cash Flows
The following table summarizes cash flow information for the year ended December 31, 2012 and cash and cash equivalents as of December 31, 2012 for each of Icahn Enterprises' operating segments and the Holding Company:

	Year Ended December 31, 2012			December 31, 2012
	Net Cash Provided By (Used In)
	Operating Activities	Investing Activities	Financing Activities	Cash and Cash Equivalents
	(in millions)
Investment	$978	$—	$(17)	$14
Automotive	(53)	(427)	(22)	467
Energy(1)	465	(137)	(30)	896
Gaming	71	(39)	119	243
Railcar	114	(264)	(6)	207
Food Packaging	4	(39)	—	31
Metals	25	(29)	—	14
Real Estate	40	(2)	(5)	87
Home Fashion	11	2	—	67
Holding Company	(141)	(1,344)	1,504	1,045
	$1,514	$(2,279)	$1,543	$3,071
(1) CVR was consolidated effective May 4, 2012.

The consolidated cash flows of Icahn Enterprises Holdings and Icahn Enterprises are substantially the same. The minor differences between Icahn Enterprises Holdings' and Icahn Enterprises' consolidated statements of cash flows primarily relate to non-cash charges for interest expense which is presented in net cash flows provided by operating activities. Therefore, we discuss only the consolidated cash flows of Icahn Enterprises below.
Operating Activities
Net cash provided by operating activities for 2012 was primarily attributable to our Investment and Energy segments. Our Investment segment had a change in cash held at consolidated affiliated partnerships and restricted cash of approximately $3.6 billion primarily related to the covering of securities sold, not yet purchased. This was offset in part by net cash used in investing transactions of approximately $1.5 billion and a net $1.1 billion used in connection with settlement of realized losses on derivative contracts. Additionally, our Energy segment had net cash provided by operating activities of $465 million primarily due to net income before non-cash charges.
Our Holding Company paid interest on our debt of $246 million during 2012.
Investing Activities
Net cash used in investing activities for 2012 was primarily due to our acquisition of CVR for approximately $1.3 billion, net of cash acquired. Additionally, capital expenditures were $890 million, of which $387 million was related to our Automotive segment and $256 million was related to our Railcar segment. Capital expenditures for our Railcar segment during 2012 included $236 million for manufacturing railcars for lease to others, which are included in property, plant and equipment, net on our consolidated balance sheets. During 2012, the Holding Company purchased investments of $210 million, offset in part by proceeds from sales of investments of $170 million.

Financing Activities
Net cash provided financing activities for 2012 was primarily due to our Holding Company which had aggregate proceeds from the issuance of senior unsecured notes of approximately $1.0 billion and proceeds from a rights offering of $510 million. In addition, our Gaming segment had net cash provided by financing activities of $119 million primarily due to the issuance of its New Term Loan Facility, offset in part by the repayment of its Exit Facility. During 2012, we paid $41 million in distributions to holders of Icahn Enterprises' depositary units. Additionally, our Investment segment distributed $17 million to a related party investor in the Investment Funds.

Discussion of Segment Liquidity and Capital Resources
Investment
The investment strategy utilized by the Investment segment is generally not heavily reliant on leverage. As of December 31, 2012, the ratio of the notional exposure of the Investment Funds' invested capital to net asset value of the Investment Funds was approximately 0.84 to 1.00 on the long side and 0.62 to 1.00 on the short side. The notional principal amount of an investment instrument is the reference amount that is used to calculate profit or loss on that instrument. The Investment Funds historically have had access to significant amounts of cash from prime brokers, subject to customary terms and market conditions.
As more fully disclosed in a letter to investors in the Investment Funds filed with the SEC on Form 8-K on March 7, 2011, the Investment Funds returned all fee-paying capital to their investors during 2011. Payments were funded through cash on hand and borrowings under existing credit lines.
Automotive
As of December 31, 2012, Federal-Mogul had $467 million of cash and cash equivalents, of which $219 million was held by foreign subsidiaries. In accordance with FASB ASC 740-30-25-17 through 19, Federal-Mogul asserts that these funds are indefinitely reinvested due to operational and investing needs of the foreign locations. Furthermore, Federal-Mogul will accrue any applicable taxes in the period when it no longer intends to indefinitely reinvest these funds. Federal-Mogul would expect that the impact on cash taxes would be immaterial due to: the availability of net operation loss carryforwards and related valuation allowances; earnings considered previously taxed; and applicable tax treaties.
As of December 31, 2012 and December 31, 2011, the borrowing availability under the revolving credit facility was $451 million and $496 million, respectively. Federal-Mogul had $37 million and $38 million of letters of credit outstanding as of December 31, 2012 and December 31, 2011, respectively, pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.
Federal-Mogul estimates its 2013 capital expenditures to be in the range of $385 to $435 million.
Federal-Mogul's ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, and the availability of financing. Federal-Mogul believes that cash on hand, cash flow from operations, and available borrowings under its Debt Facilities will be sufficient to fund capital expenditures and meet its operating obligations through the end of 2013. In the longer term, Federal-Mogul believes that its base operating potential, supplemented by the benefits from its announced restructuring programs, will provide adequate long-term cash flows. However, there can be no assurance that such initiatives are achievable in this regard.
Federal-Mogul maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, Italy, Korea, Turkey and the United States. Federal-Mogul's direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $240 million and $228 million at December 31, 2012 and December 31, 2011, respectively.
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
Federal-Mogul holds a 50% non-controlling interest in a joint venture located in Turkey. The Turkey JV was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to original equipment and aftermarket customers. The Company purchases/sells inventory from/to the Turkey JV. Purchases from the Turkey JV for the years ended December 31, 2012, 2011 and 2010 were $150 million, $171 million and $127 million, respectively. Sales to the Turkey JV for the years ended December 31, 2012, 2011 and 2010 were $45 million, $46 million and $36 million, respectively. Federal-Mogul had net accounts payable balances with the Turkey JV of $5 million and $6 million as of December 31, 2012 and 2011, respectively.
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
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Japan and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $217 million and $203 million as of December 31, 2012 and December 31, 2011, respectively. Of those gross amounts, $216 million and $202 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of both December 31, 2012 and December 31, 2011, Federal-Mogul had no outstanding transferred receivables for which cash had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were $1.5 billion and $1.7 billion for the years ended December 31, 2012 and 2011, respectively.
Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposures to Federal-Mogul associated with certain of these facilities' terms were $19 million and $23 million at December 31, 2012 and December 31, 2011, respectively. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of December 31, 2012 and December 31, 2011, Federal-Mogul estimated the loss to be immaterial.
Energy
As of December 31, 2012, CVR had no amounts outstanding and availability of $372 million under its Amended and Restated ABL Credit Facility and had letters of credit outstanding of approximately $28 million. In addition, as of December 31, 2012, CVR Partners had $25 million availability under its revolving credit facility, with an uncommitted incremental facility of up to $50 million.
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
See Note 11, “Debt-Energy," to our consolidated financial statements for further discussion regarding CVR's credit facilities, including the Amended and Restated ABL Credit Facility.
The Refining Partnership and Nitrogen Fertilizer Partnership have a distribution policy in which they will generally distribute all of their available cash each quarter, within 60 days after the end of each quarter for the Refining Partnership and 45 days after the end of each quarter for the Nitrogen Fertilizer Partnership. The Refining Partnership's distribution will begin with the quarter ending March 31, 2013 and will be adjusted to exclude the period prior to the Refining Partnership IPO from January 1, 2013 through January 22, 2013. The distributions will be made to all common unitholders. CVR currently holds approximately 81% and 70% of the Refining Partnership's and the Nitrogen Fertilizer Partnership's common units outstanding, respectively. The amount of each distribution will be determined pursuant to each general partner's calculation of available cash for the applicable quarter. The general partner of each partnership, as a non-economic interest holder, is not entitled to receive cash distributions. As a result of each general partner's distribution policy, funds held by the Refining Partnership and the Nitrogen Fertilizer Partnership will not be available for CVR's use, and CVR as a unitholder will receive its applicable percentage of the distribution of funds within 60 days or 45 days, respectively, following each quarter. The Refining

Partnership and the Nitrogen Fertilizer Partnership do not have a legal obligation to pay distributions and there is no guarantee that they will pay any distributions on the units in any quarter.
CVR divides the petroleum business and the nitrogen fertilizer business' capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. CVR undertakes discretionary capital spending based on the expected return on incremental capital employed. Discretionary capital projects generally involve an expansion of existing capacity, improvement in product yields, and/or a reduction in direct operating expenses. Major scheduled turnaround expenses are expensed when incurred.
CVR estimates that the total capital spending for the year ending December 31, 2013 to be approximately $283 million consisting of (i) petroleum business total capital expenditure (excluding turnaround expenditures) of $232 million, (ii) nitrogen fertilizer business total capital expenditures (excluding turnaround expenditures) of $49 million and (iii) other of $2 million.
The Wynnewood refinery completed a turnaround maintenance in the fourth quarter of 2012, incurring approximately $102 million of expenses for the period May 5, 2012 through December 31, 2012. During the fourth quarter of 2012, the nitrogen fertilizer facility's completed a previously scheduled major biennial turnaround, incurring approximately $5 million of expenses for the period May 5, 2012 through December 31, 2012.
The petroleum business and the nitrogen fertilizer business' estimated capital expenditures are subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, CVR may experience increases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of the refineries or nitrogen fertilizer plant. Capital spending for the Nitrogen Fertilizer Partnership's nitrogen fertilizer business has been and will be determined by the board of directors of its general partner. Capital spending for the Refining Partnership's petroleum business will be determined by the board of directors of its general partner.
The UAN expansion, which provides the nitrogen fertilizer business with the flexibility to upgrade all of its ammonia production to UAN, was completed in February and is scheduled to be at full operating rates in March 2013. Inclusive of capital spent prior to the Nitrogen Fertilizer Partnership IPO, CVR anticipate that the total capital spend associated with the UAN expansion will approximate $130 million, excluding capitalized interest. For the period May 5, 2012 through December 31, 2012, approximately $41 million was spent for the UAN expansion. In January 2013, the nitrogen fertilizer business completed the UAN terminal project at an estimated cost of approximately $2 million. The UAN terminal project included the construction of a two million gallon UAN storage tank and related truck and rail car load-out facilities located in Phillipsburg, Kansas, to enable it to distribute up to approximately 20,000 tons of UAN fertilizer annually. The property that this terminal was constructed on is owned by a subsidiary of the Refining Partnership, Coffeyville Resources Terminal, LLC, who operates the terminal.
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
The obligations under the New Term Loan Facility bear interest, at Tropicana's election, at an annual rate equal to either: (i) the sum of (a) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) (subject to a 1.50% floor); plus (b) a margin of 6.00%; or (ii) the sum of: (a) the alternate base rate, which is equal to the greatest of: (1) the corporate base rate of UBS AG, Stamford Branch; (2) the Federal Funds Effective Rate (as defined in the New Term Loan Facility) plus 0.50%; or (3) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) for one month plus 1.00% (all subject to a 2.50% floor); plus (b) a margin of 5.00%; such that, in either case, the applicable interest rate shall not be less than 7.50%.  An additional 2% default rate also applies in certain instances described in the New Term Loan Facility. As of December 31, 2012, the interest rate was 7.5%.
A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the Exit Facility, as discussed below, which totaled $108 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty, of which $58 million was eliminated in consolidation due to the fact that we had owned a portion of the Exit Facility. In addition, the Revolving Facility was terminated when the Exit Facility was repaid in full. Our Gaming segment recognized a $2 million loss on extinguishment of debt which includes a $1 million prepayment penalty and a $1 million write-off of unamortized debt issuance costs and discounts for 2012.
Material cash requirements for Tropicana for 2013 are expected to include (i) principal and interest payments related to its New Term Facility of $15 million, (ii) maintenance capital expenditures expected to be between $30 million and $40 million, and (iii) growth capital expenditures to be approximately $10 million.
Railcar
Our Railcar segment plans to increase its railcar lease fleet in 2013 to meet customer demand for leased railcars that have been ordered. Capital expenditures for 2013 are expected to be approximately $375 million to $400 million for the purchase of additional railcars for our Railcar segment's lease fleet.
Home Fashion
On October 15, 2012, upon the expiration of a certain senior secured revolving credit facility of WPH, WPH entered into a new letter of credit facility, or the LC Facility, with a nationally recognized bank ("LC Issuer").  This one-year LC Facility has a $10 million credit line.  Issuance of letters of credit under the LC Facility is subject to 0.50% annual fee on the outstanding face amount of the letters of credit issued under the LC Facility, which face amount as of December 31, 2012 was approximately $6 million.  Obligations under the LC Facility are secured by a cash collateral account pledged by WPH to LC Issuer.  The LC Facility does not contain any financial covenants.  WPH has determined that its liquidity needs are sufficiently covered by existing and projected cash resources for the foreseeable future.   In the future, WPH may explore other financing options as circumstances warrant.

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
Consolidation
Our consolidated financial statements include the accounts of (i) Icahn Enterprises and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises, in addition to those entities in which we have a controlling interest as a general partner interest or in which we are the primary beneficiary of a variable interest entity, or VIE. In evaluating whether we have a controlling financial interest in entities in which we would consolidate, we consider the following: (1) for voting interest entities, we consolidate these entities in which we own a majority of the voting interests; (2) for VIEs of which we are considered the primary beneficiary of such entities (see Note 2, "Summary of Significant Accounting Policies-Adoption of New Accounting Standards," and Note 6, “Investments and Related Matters-Investment,” for further discussion regarding the accounting and reporting of our VIEs); and (3) for limited partnership entities that are not considered VIEs, we consolidate these entities if we are the general partner of such entities and for which no substantive kick-out rights (the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general partners are collectively referred to as “kick-out” rights) or participating rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.
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
As a result of returning fee-paying capital to its investors on March 31, 2011 as discussed elsewhere in this Report, each of the Investment Funds no longer meets the criteria of an investment company as set forth in FASB ASC Paragraph 946-10-15-2, Financial Services-Investment Companies; therefore, the application of FASB ASC Section 946-810-45, Financial Services-Investment Companies, is no longer applicable effective March 31, 2011. This change has no material effect on our consolidated financial statements as the Investment Funds would account for its investments as trading securities pursuant to FASB ASC Topic 320, Investments-Debt and Equity Securities, effective March 31, 2011. For those investments that fall outside the scope of FASB ASC Topic 320 or would otherwise have required the Investment Funds to account for under the equity method, the Investment Funds apply the fair value option to such investments. See Note 6, "Investments and Related Matters-Investment," to our consolidated financial statements for further discussion regarding this reconsideration event and its consolidation impact.
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
Railcar
Revenues from railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and title transfer, which is when the risk for any damage or loss with respect to the railcars passes to the customer. Revenues from railcar leasing are recognized on a straight-line basis per terms of the lease. If railcars are sold under an operating lease that is less than one year old, the proceeds from the railcars sold that were on lease will be shown on a gross basis in revenues and cost of revenues at the time of sale. Sales of railcars on operating leases that have been on lease for more than one year are recognized as a net gain or loss from the disposal of the long-term asset as a component of earnings from operations. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with ARI's contractual terms. Revenues from railcar maintenance services are recognized upon completion and shipment of railcars from our plants. ARI does not currently bundle railcar service contracts with new railcar sales. Revenues from fleet management, engineering and field services are recognized as performed.
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
As a result of the reorganization of Federal-Mogul's operating businesses into two business units as of September 1, 2012, the reporting units for our Automotive segment have also been reorganized accordingly and now consist of Powertrain and VCS. As a result of this reorganization, we were required to reassign our Automotive segment's existing goodwill balances to the new reporting units utilizing a relative fair value allocation approach in accordance with FASB ASC Topic 350. With the assistance of a third-party appraiser, we allocated $504 million and $638 million of goodwill based on their fair values as of September 1, 2012 to the Powertrain and VCS reporting units, respectively. In addition, we evaluated the potential for goodwill impairment resulting from the reorganization of reporting units. In assessing whether we had an impairment in either of our Powertrain or VCS reporting units as a result of the reorganization, we considered certain trends of businesses comprising our Powertrain and VCS reporting units, along with other quantitative and qualitative factors, and concluded that the business reorganization did not result in a goodwill impairment charge during the third quarter of 2012.
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
In our annual goodwill impairment analysis for our Automotive segment as of October 1, 2012, we note that our Automotive segment's VCS reporting unit's fair value exceeded its carrying value by less than 1%, and accordingly is deemed to be at risk of failing “Step 1” of a goodwill impairment analysis. Because our Automotive segment's VCS reporting unit's fair value exceeded its carrying value by such a small margin, we believe that it was prudent to perform a "Step 2" goodwill impairment analysis for our Automotive segment's VCS reporting unit. "Step 2" calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit, from the fair value of the reporting unit as determined in "Step 1". The implied fair value of goodwill determined in "Step 2" is compared to the carrying value of goodwill. The implied fair value of goodwill for "Step 2" for the VCS reporting unit exceeded its net book value by approximately 4% as of October 1, 2012. Given the complexity of the calculation, we have not yet finalized "Step 2" goodwill impairment assessment for the VCS reporting unit. To the extent that the finalization of our assessment of goodwill requires an adjustment to the preliminary impairment charge, such adjustment would be recorded in the first quarter of 2013.
Based upon certain impairment indicators related to our Automotive segment's friction business during the second quarter of 2012, including lower than expected profits and cash flows due to continued lower aftermarket volumes, further product mix shifts and pressure on margins, our Automotive segment performed a trademarks and brand names impairment analysis in accordance with the subsequent measurement provisions of FASB ASC Topic 350. As a result of this impairment analysis, we recorded an impairment charge of $13 million during the second quarter of 2012. In addition, in conjunction with our goodwill impairment test that was precipitated by the reorganization as of September 1, 2012, as discussed above, we also performed a trademarks and brand names impairment analysis in accordance with FASB ASC 350, Intangibles-Goodwill and other, as of September 1, 2012. Our impairment analyses compare the fair values of these assets to the related carrying values, and impairment charges are recorded for any excess of carrying values over fair values. These fair values are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. Based upon these analyses, our Automotive segment recognized a $46 million impairment charge for year ended December 31, 2012.
Based upon the results of the annual trademarks and brand names impairment analysis for our Automotive segment, the net trademarks and brand names carrying value of $232 million as of December 31, 2012 equals it fair value. All of our Automotive segment's trademarks and brand names are associated with its aftermarket sales and are further broken down by product line. The primary, and most sensitive, input utilized in determining the fair values of trademarks and brand names is aftermarket sales by product line. We performed a sensitivity analysis for our Automotive segment on its trademarks and brand names and determined that a one percentage point decrease in its projected future sales growth rates within each aftermarket product line would result in a $16 million impairment.
Other Segments
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
Our Metals segment performed its annual impairment review of indefinite-lived intangible assets in the fourth quarter of 2012. Because of the downturn in the scrap metals industry in 2012, along with continued challenging market conditions in the metals industry, our Metals segment determined that all of its goodwill and trade name intangible assets were impaired. As a result, our Metals segment recorded an impairment charge of $18 million in 2012.
Our Home Fashion segment recognized a $11 million impairment charge for year ended December 31, 2012 related to certain property, plant and equipment. We determined the fair value of property, plant and equipment by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize.
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
Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods. Therefore, assumptions used to calculate benefit obligations as of the end of a fiscal year directly impact the expense to be recognized in future periods. The primary assumptions affecting Federal-Mogul's accounting for employee benefits as of December 31, 2012 are as follows:

•
Long-term rate of return on plan assets: The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. While the development of the long-term rate of return on assets gives appropriate consideration to recent fund performance and historical returns, the assumption is designed to approximate a long-term prospective rate. The expected long-term rate of return used to calculate net periodic pension cost is 7.60% for U.S. plans and a weighted average of 5.27% for non-U.S. plans.

•
Discount rate: The discount rate reflects the effective yield on high quality fixed income securities available in the marketplace as of the measurement date to settle pension and post-employment benefit obligations. In determining its pension and other benefit obligations, Federal-Mogul used a discount rate of 3.70% for its U.S. pension plans, a weighted average discount rate of 2.99% for its non-U.S. pension plans and a discount rate of 3.60% for its post-employment benefit obligations.

•
Health care cost trend: For post-employment health care plan accounting, Federal-Mogul reviews external data and Federal-Mogul specific historical trends for health care costs to determine the health care cost trend rate. The assumed health care cost trend rate used to measure next year's post-employment health care benefits is 7.25% declining to an ultimate trend rate of 5.0% in 2018. The assumed drug cost trend rate used to measure next year's post-employment health care benefits is 8.38% declining to an ultimate trend rate of 5.00% in 2018.

The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations (“PBO”), associated expense and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on Federal-Mogul's funding requirements.

	Pension Benefits						Other Post-Employment Benefits
	United States Plans			Non-U.S. Plans
	Change in 2012 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2013 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2012 Pension Expense	Change in PBO
	(in millions)
25 bp decrease in discount rate	$—	$35	$(35)	$1	$15	$(15)	$—	$9
25 bp increase in discount rate	—	(34)	34	(1)	(14)	14	—	(9)
25 bp decrease in return on assets rate	2	—	—	—	—	—	—	—
25 bp increase in return on assets rate	(2)	—	—	—	—	—	—	—
The assumed health care trend rate has a significant impact on the amounts reported for non-pension plans. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost	APBO
	(in millions)
100 bp increase in health care trend rate	$1	$27
100 bp decrease in health care trend rate	(1)	(23)

Asset Retirement Obligations
Federal-Mogul records asset retirement obligations, or ARO, in accordance with FASB ASC Topic 410, Asset Retirement and Environmental Obligations. Federal-Mogul's primary ARO activities relate to the removal of hazardous building materials at its facilities. Federal-Mogul records an ARO at fair value upon initial recognition when the amounts can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $29 million and $22 million as of December 31, 2012 and 2011, respectively, for ARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of ARO.
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
Federal-Mogul has conditional asset retirement obligations, or CARO, primarily related to removal costs of hazardous materials in buildings, for which it believes reasonable cost estimates cannot be made at this time because Federal-Mogul does not believe it has a reasonable basis to assign probabilities to a range of potential settlement dates for these retirement obligations. Accordingly, Federal-Mogul is currently unable to determine amounts to accrue for CARO at such sites. If new information were to become available whereby Federal-Mogul could make reasonable probability assessments for these

CARO, the amount accrued for ARO could change significantly, which could materially impact our Automotive segment's statement of operations and/or financial position. Settlements of ARO in the near-future at amounts other than Federal-Mogul's best estimates as of December 31, 2012 also could materially impact our Automotive segment's future results of operations and financial condition.
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
Federal-Mogul and Viskase did not record taxes on its undistributed earnings of $719 million and $62 million, respectively, at December 31, 2012, since these earnings are considered to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, Federal-Mogul and Viskase may be subject to U.S. income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.
Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is still needed. In 2012, 2011 and 2010, we concluded, based on the projections of taxable income, that certain of our corporate subsidiaries more likely than not will realize a partial benefit from their deferred tax assets and loss carry forwards. Ultimate realization of the deferred tax assets is dependent upon, among other factors, our corporate subsidiaries' ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.
Derivative Instruments
Energy
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
Recently Issued Accounting Standards Updates
In December 2011, the FASB issued ASU No. 2011-11, which amends FASB ASC Topic 210, Balance Sheet. This ASU requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210) - Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU limits the scope of the original guidance. These ASUs are effective retrospectively for interim and annual periods beginning on or after January 1, 2013. We anticipate that the adoption of this guidance will have minimal impact to our current disclosures.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This ASU requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective prospectively for interim and annual periods beginning after December 15, 2012. We will adopt these additional disclosure requirements effective January 1, 2013.

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
Forward-looking statements regarding management's present plans or expectations involve risks and uncertainties and changing economic or competitive conditions, as well as the negotiation of agreements with third parties, which could cause actual results to differ from present plans or expectations, and such differences could be material. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this document. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Also, please see "Risk Factors" in Part I, Item 1A in this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
Market Risk
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of December 31, 2012, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by $508 million, $53 million and $917 million, respectively. However, as of December 31, 2012, we estimate that the impact to our share of the net gain from investment activities reported on our consolidated statement of operations would be significantly less than the change in fair value since we have an investment of approximately 40.3% in these Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 59.7% of the change in fair value.
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

Automotive
Refer to Note 8, “Financial Instruments-Automotive,” to the consolidated financial statements for discussion regarding our Automotive segment's interest rate risk, commodity price risk and foreign currency risk.
The translated values of revenue and expense from our Automotive segment's international operations are subject to fluctuations due to changes in currency exchange rates. During the year ended December 31, 2012, our Automotive segment derived 39% of its sales in the United States and 61% internationally. Of these international sales, 55% are denominated in the euro, with no other single currency representing more than 8%. To minimize foreign currency risk, our Automotive segment generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, our Automotive segment manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Our Automotive segment estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar during the year ended December 31, 2012 would have decreased net income attributable to Icahn Enterprises for our Automotive segment by approximately $16 million.
Energy
The risk inherent in our Energy segment's market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. None of our Energy segment's market risk sensitive instruments are held for trading.
Commodity Price Risk
Our Energy segment's petroleum business, as a manufacturer of refined petroleum products, and the nitrogen fertilizer business, as a manufacturer of nitrogen fertilizer products, all of which are commodities, have exposure to market pricing for products sold in the future. In order to realize value from our processing capacity, a positive spread between the cost of raw materials and the value of finished products must be achieved (i.e., gross margin or crack spread). The physical commodities that comprise our raw materials and finished goods are typically bought and sold at a spot or index price that can be highly variable.
CVR uses a crude oil purchasing intermediary to purchase the majority of its non-gathered crude oil inventory for its Coffeyville refinery, and as of August 2012, the Wynnewood refinery, which allows it to take title to and price its crude oil at locations in close proximity to its Coffeyville refinery, as opposed to the crude oil origination point, reducing its risk associated with volatile commodity prices by shortening the commodity conversion cycle time. The commodity conversion cycle time refers to the time elapsed between raw material acquisition and the sale of finished goods. In addition, CVR seeks to reduce the variability of commodity price exposure by engaging in hedging strategies and transactions that will serve to protect gross margins as forecasted in the annual operating plan. Accordingly, CVR uses commodity derivative contracts to economically hedge future cash flows (i.e., gross margin or crack spreads) and product inventories. In respect of hedging activities, CVR may enter into, or have entered into, derivative instruments which serve to:

•	lock in or fix a percentage of the anticipated or planned gross margin in future periods when the derivative market offers commodity spreads that generate positive cash flows;

•	hedge the value of inventories in excess of minimum required inventories; and

•	manage existing derivative positions related to change in anticipated operations and market conditions.
Further, CVR's petroleum business intends to engage only in risk-mitigating activities directly related to its businesses. The nitrogen fertilizer business has not historically hedged for commodity prices.

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

Price and Basis Risk Management Activities
In the event CVR's inventories exceed its petroleum business' target base level of inventories, CVR may enter into commodity derivative contracts to manage price exposure to its inventory positions that are in excess of its base level. Excess inventories typically result from plant operations, such as a turnaround or other plant maintenance.
To reduce the basis risk between the price of products for Group 3 and that of the NYMEX associated with selling forward derivative contracts for NYMEX crack spreads, CVR's petroleum business may enter into basis swap positions to lock the price difference. If the difference between the price of products on the NYMEX and Group 3 (or some other appropriate price benchmark) is different than the value contracted in the swap, then CVR will receive from or owe to the counterparty the difference on each unit of product contracted in the swap, thereby locking in its margin. An example of how CVR's petroleum business uses basis swap occurs in the winter heating oil season. The risk associated with not hedging the basis when using NYMEX forward contracts to fix future margins is if the crack spread increases based on prices traded on NYMEX while Group 3 pricing remains flat or decreases positioning CVR to lose money on the derivative position while not earning an offsetting additional margin on the physical position based on the Group 3 pricing.
From time to time, CVR's petroleum business also holds various NYMEX positions through a third party clearing house. On December 31, 2012, the Refining Partnership had the following open commodity derivative contracts whose unrealized gains and losses were included in other income in the consolidated statements of operations. At December 31, 2012, the Refining Partnership was net short 50 WTI crude oil contracts and short 50 unleaded gasoline contracts. At December 31, 2012, the Refining Partnership's account balance maintained at the third party clearing house totaled approximately $6 million, of which $5 million is reflected on the consolidated balance sheet in cash and cash equivalents and $1 million is reflected in other assets. The Refining Partnership's NYMEX positions were in an unrealized loss position of approximately $1 million as of December 31, 2012. This unrealized loss is reflected in the consolidated statement of operations for the period May 5, 2012 through December 31, 2012 and in other assets in our consolidated balance sheet at December 31, 2012. NYMEX transactions conducted for the period May 5, 2012 through December 31 2012 resulted in realized loss of approximately $4 million.
In addition, the Refining Partnership entered into several commodity swap contracts with effective periods beginning in January 2012. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the consolidated balance sheet with changes in fair value currently recognized in the consolidated statements of operations. At December 31, 2012, the Refining Partnership had open commodity hedging instruments consisting of 23.3 million barrels of crack spreads primarily to fix the margin on a portion of our future gasoline and distillate production. The fair value of the outstanding contracts at December 31, 2012 was a net unrealized loss of $67 million. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of commodity hedging instruments of $23.3 million.
Interest Rate Risk
On June 30 and July 1, 2011, Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF") entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of the nitrogen fertilizer business' $125 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expires on February 12, 2016, totals $62.5 million (split evenly between the two agreement dates). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. At December 31, 2012, the effective rate was approximately 4.58%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) (“AOCI”), and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense.
The Nitrogen Fertilizer Partnership still has exposure to interest rate risk on 50% of its $125.0 million floating rate term debt. A 1.0% increase over the Eurodollar floor spread of 3.5%, as specified in the credit agreement, would increase interest cost to our Energy segment by approximately $625,000 on an annualized basis, thus decreasing net income by the same amount.
Gaming
Interest Rate Risk
Tropicana's primary exposure to market risk is interest rate risk associated with its New Term Loan Facility that bears interest based on floating rates. Based on Tropicana's borrowings as of December 31, 2012, assuming a 1% increase over the 7.5% floor specified in its New Term Loan Facility, Tropicana's annual interest cost would change by approximately $2 million.
Holding Company
Interest Rate Risk
The fair values of our long-term debt and other borrowings will fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, relative values of alternative investments, the liquidity of the instrument and other general market conditions. Historically, the Holding Company does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Holding Company has predominately long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. At December 31, 2012, the impact of a 100 basis point increase and decrease in interest rates on fixed rate debt would have no impact on our consolidated financial statements.
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
Based on sensitivity analysis for our equity price risks as of December 31, 2012 the effects of a hypothetical 10% increase or decrease in market prices as of those dates would result in a gain or loss that would be approximately $8 million. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of equity markets.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises L.P.

We have audited the accompanying consolidated balance sheets of Icahn Enterprises L.P. (a Delaware limited partnership) and Subsidiaries (collectively, the “Partnership”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of CVR Energy, Inc., a subsidiary, which statements reflect total assets of $3.6 billion of the total consolidated assets as of December 31, 2012, and total revenues of $5.7 billion for the period from May 5, 2012 to December 31, 2012, of the total consolidated revenues for the year ended December 31, 2012. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CVR Energy, Inc., is based solely on the report of other auditors. We also did not audit the consolidated financial statements of Federal-Mogul Corporation, a subsidiary, which statements reflect total assets of $7.0 billion, of the total consolidated assets as of December 31, 2011, and total revenues of $6.9 billion and $6.2 billion, respectively, of consolidated total revenues for the years ended December 31, 2011 and 2010. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Federal-Mogul Corporation, is based solely on the report of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and reports of the other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Icahn Enterprises L.P. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, which insofar as it relates to CVR Energy Inc. and Federal-Mogul Corporation is based on the reports of other auditors, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2013 expressed an unqualified opinion.

/s/Grant Thornton LLP

New York, New York
March 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises Holdings L.P.

We have audited the accompanying consolidated balance sheets of Icahn Enterprises Holdings L.P. (a Delaware limited partnership) and Subsidiaries (collectively, the “Partnership”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 21(b). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of CVR Energy, Inc., a subsidiary, which statements reflect total assets of $3.6 billion of the total consolidated assets as of December 31, 2012, and total revenues of $5.7 billion for the period from May 5, 2012 to December 31, 2012, of the total consolidated revenues for the year ended December 31, 2012. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CVR Energy, Inc., is based solely on the report of other auditors. We also did not audit the consolidated financial statements of Federal-Mogul Corporation, a subsidiary, which statements reflect total assets of $7.0 billion, of the total consolidated assets as of December 31, 2011, and total revenues of $6.9 billion and $6.2 billion, respectively, of consolidated total revenues for the years ended December 31, 2011 and 2010. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Federal-Mogul Corporation, is based solely on the report of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Icahn Enterprises Holdings L.P. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, which insofar as it relates to CVR Energy Inc. and Federal-Mogul Corporation is based on the reports of other auditors, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Grant Thornton LLP

New York, New York
March 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
CVR Energy, Inc.:

We have audited the consolidated balance sheet of CVR Energy, Inc. and subsidiaries (the Company) as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the period from May 5, 2012 to December 31, 2012 (not presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVR Energy, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the period from May 5, 2012 to December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/KPMG LLP

Houston, Texas
March 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Federal-Mogul Corporation

We have audited the consolidated balance sheet of Federal-Mogul Corporation (the Company) as of December 31, 2011, and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for the years ended December 31, 2011 and 2010 (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Corporation at December 31, 2011, and the consolidated results of their operations and their cash flows for the years ended December 31, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Detroit, Michigan
February 28, 2012
except for the segment information presented in Notes 2, 3, 9 and 22 of the financial statements included in the December 31, 2012 Form 10-K of Federal-Mogul Corporation (not presented herein), as to which the date is February 27, 2013

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

  CONSOLIDATED BALANCE SHEETS
 (In millions, except unit amounts)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$3,071	$2,278
Cash held at consolidated affiliated partnerships and restricted cash	1,419	4,979
Investments	5,491	8,938
Accounts receivable, net	1,841	1,424
Due from brokers	94	30
Inventories, net	1,955	1,344
Property, plant and equipment, net	6,523	3,505
Goodwill	2,082	1,127
Intangible assets, net	1,206	899
Other assets	874	612
Total Assets	$24,556	$25,136
LIABILITIES AND EQUITY
Accounts payable	$1,383	$970
Accrued expenses and other liabilities	1,496	1,317
Deferred tax liability	1,335	556
Securities sold, not yet purchased, at fair value	533	4,476
Due to brokers	—	2,171
Post-employment benefit liability	1,488	1,340
Debt	8,548	6,473
Total liabilities	14,783	17,303

Commitments and contingencies (Note 19)

Equity:
Limited partners: Depositary units: 104,850,813 units issued and outstanding at December 31, 2012 (including 621,064 units issued as a unit distribution on November 30, 2012, 627,651 units issued as a unit distribution on August 31, 2012, 532,190 units issued as a unit distribution on May 31, 2012 and 619,585 units issued as a unit distribution on March 30, 2012) and 86,708,914 units issued and 85,571,714 units outstanding at December 31, 2011	4,913	4,038
General partner	(244)	(271)
Treasury units at cost: 1,137,200 depositary units at December 31, 2011	—	(12)
Equity attributable to Icahn Enterprises	4,669	3,755
Equity attributable to non-controlling interests	5,104	4,078
Total equity	9,773	7,833
Total Liabilities and Equity	$24,556	$25,136

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS
 (In millions, except per unit amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Net sales	$14,619	$9,127	$7,903
Other revenues from operations	775	771	228
Net gain from investment activities	343	1,905	814
Interest and dividend income	95	117	191
Other loss, net	(178)	(78)	(64)
	15,654	11,842	9,072
Expenses:
Cost of goods sold	12,643	7,871	6,759
Other expenses from operations	418	427	144
Selling, general and administrative	1,265	1,228	999
Restructuring	31	11	16
Impairment	129	71	12
Interest expense	522	436	389
	15,008	10,044	8,319
Income before income tax benefit (expense)	646	1,798	753
Income tax benefit (expense)	81	(34)	(9)
Income from continuing operations	727	1,764	744
Loss from discontinued operations	—	—	(1)
Net income	727	1,764	743
Less: net income attributable to non-controlling interests	(331)	(1,014)	(544)
Net income attributable to Icahn Enterprises	$396	$750	$199

Net income attributable to Icahn Enterprises allocable to:
Limited partners	$379	$735	$195
General partner	17	15	4
	$396	$750	$199
Basic income (loss) per LP unit:
Continuing operations	$3.75	$8.35	$2.28
Discontinued operations	0.00	0.00	(0.01)
	$3.75	$8.35	$2.27
Basic weighted average LP units outstanding	101	88	86
Diluted income (loss) per LP unit:
Continuing operations	$3.75	$8.15	$2.27
Discontinued operations	0.00	0.00	(0.01)
	$3.75	$8.15	$2.26
Diluted weighted average LP units outstanding	101	93	87
Cash distributions declared per LP unit	$0.40	$0.55	$1.00
See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (In millions)

	Year Ended December 31,
	2012	2011	2010

Net income	$727	$1,764	$743
Other comprehensive (loss) income, net of tax:
Post-employment benefits	(224)	(132)	63
Hedge instruments	46	1	(13)
Translation adjustments and other	51	(127)	10
Other comprehensive (loss) income, net of tax	(127)	(258)	60
Comprehensive income	600	1,506	803
Less: Comprehensive income attributable to non-controlling interests	(302)	(947)	(558)
Comprehensive income attributable to Icahn Enterprises	$298	$559	$245

Comprehensive income attributable to Icahn Enterprises allocable to:
Limited partners	$283	$548	$240
General partner	15	11	5
	$298	$559	$245

Accumulated other comprehensive loss was $982 million and $855 million at December 31, 2012 and 2011, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, except units)

	Equity Attributable to Icahn Enterprises
			Held in Treasury
	General Partner's (Deficit) Equity	Limited Partners' Equity	Amount	Units	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2009	$18	$2,828	$(12)	$1,137,200	$2,834	$4,285	$7,119
Net income	4	195	—	—	199	544	743
Other comprehensive income	1	45	—	—	46	14	60
Partnership contributions	6	—	—	—	6	—	6
Partnership distributions	(2)	(83)	—	—	(85)	—	(85)
Tropicana acquisition	—	—	—	—	—	237	237
ARI and Viskase acquisitions	(310)	310	—	—	—	—	—
LP unit issuance to settle preferred LP unit redemptions	—	138	—	—	138	—	138
Investment segment distributions	—	—	—	—	—	(803)	(803)
Investment segment contributions	—	—	—	—	—	430	430
Changes in subsidiary equity and other	1	44	—	—	45	4	49
Balance, December 31, 2010	(282)	3,477	(12)	1,137,200	3,183	4,711	7,894
Net income	15	735	—	—	750	1,014	1,764
Other comprehensive income	(4)	(187)	—	—	(191)	(67)	(258)
Partnership distributions	(1)	(47)	—	—	(48)	—	(48)
Investment segment distributions	—	—	—	—	—	(1,818)	(1,818)
Investment segment contributions	—	—	—	—	—	250	250
Changes in subsidiary equity and other	1	60	—	—	61	(12)	49
Balance, December 31, 2011	(271)	4,038	(12)	1,137,200	3,755	4,078	7,833
Net income	17	379	—	—	396	331	727
Other comprehensive loss	(2)	(96)	—	—	(98)	(29)	(127)
Cancellation of treasury units	—	(12)	12	(1,137,200)	—	—	—
Partnership contributions	13	500	—	—	513	—	513
Partnership distributions	(1)	(40)	—	—	(41)	—	(41)
Investment segment distributions	—	—	—	—	—	(79)	(79)
Acquisition of CVR	—	135	—	—	135	849	984
Changes in subsidiary equity and other	—	9	—	—	9	(46)	(37)
Balance, December 31, 2012	$(244)	$4,913	$—	$—	$4,669	$5,104	$9,773

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$727	$1,764	$743
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain from securities transactions	(1,488)	(1,927)	(814)
Purchases of securities	(2,592)	(4,931)	(4,043)
Proceeds from sales of securities	7,167	5,373	2,895
Purchases to cover securities sold, not yet purchased	(5,160)	(5,529)	(3,018)
Proceeds from securities sold, not yet purchased	1,307	8,934	1,810
Changes in receivables and payables relating to securities transactions	(2,238)	927	918
Depreciation and amortization	575	447	463
Impairment	129	71	12
Deferred taxes	(297)	(8)	(51)
Other, net	16	(20)	(11)
Changes in operating assets and liabilities:
Changes in cash held at consolidated affiliated partnerships and restricted cash	3,560	(2,805)	1,180
Accounts receivable, net	(193)	(148)	(185)
Inventories, net	32	(190)	(75)
Other assets	5	(46)	(56)
Accounts payable	(152)	123	140
Accrued expenses and other liabilities	116	(40)	133
Net cash provided by operating activities	1,514	1,995	41
Cash flows from investing activities:
Capital expenditures	(890)	(481)	(422)
Acquisitions of businesses, net of cash acquired	(1,361)	(142)	116
Proceeds from sale of investments	202	154	4
Purchases of investments	(250)	(150)	—
Other, net	20	5	(9)
Net cash used in investing activities	(2,279)	(614)	(311)
Cash flows from financing activities:
Investment segment distributions	(17)	(2,164)	(566)
Investment segment contributions	—	250	419
Partnership contributions	513	—	6
Partnership distributions	(41)	(48)	(85)
Distributions to non-controlling interests in subsidiaries	(38)	(20)	—
Proceeds from issuance of senior unsecured notes	1,030	—	2,499
Proceeds from other borrowings	778	607	107
Repayments of borrowings	(663)	(675)	(1,389)
Other, net	(19)	4	(8)
Net cash provided by (used in) financing activities	1,543	(2,046)	983
Effect of exchange rate changes on cash and cash equivalents	15	(22)	(6)
Net increase (decrease) in cash and cash equivalents	793	(687)	707
Net change in cash of assets held for sale	—	2	—
Cash and cash equivalents, beginning of period	2,278	2,963	2,256
Cash and cash equivalents, end of period	$3,071	$2,278	$2,963

Supplemental information:
Cash payments for interest, net of amounts capitalized	$453	$393	$293
Net cash payments for income taxes	$235	$59	$35
Net unrealized (loss) gain on available-for-sale securities	$(1)	$5	$—
Acquisition of non-controlling interest in CVR	$135	$—	$—
Investment in precious metals	$—	$150	$—
Redemptions payable to non-controlling interests	$—	$—	$346
Fair value investment in Tropicana prior to acquisition of controlling interest	$—	$—	$251
LP unit issuance to purchase majority interests in ARI and Viskase	$—	$—	$310
LP unit issuance to settle preferred LP unit redemptions	$—	$—	$138

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

  CONSOLIDATED BALANCE SHEETS
 (In millions)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$3,071	$2,278
Cash held at consolidated affiliated partnerships and restricted cash	1,419	4,979
Investments	5,491	8,938
Accounts receivable, net	1,841	1,424
Due from brokers	94	30
Inventories, net	1,955	1,344
Property, plant and equipment, net	6,523	3,505
Goodwill	2,082	1,127
Intangible assets, net	1,206	899
Other assets	888	623
Total Assets	$24,570	$25,147
LIABILITIES AND EQUITY
Accounts payable	$1,383	$970
Accrued expenses and other liabilities	1,496	1,317
Deferred tax liability	1,335	556
Securities sold, not yet purchased, at fair value	533	4,476
Due to brokers	—	2,171
Post-employment benefit liability	1,488	1,340
Debt	8,540	6,463
Total liabilities	14,775	17,293

Commitments and contingencies (Note 19)

Equity:
Limited partner	4,984	4,087
General partner	(293)	(311)
Equity attributable to Icahn Enterprises Holdings	4,691	3,776
Equity attributable to non-controlling interests	5,104	4,078
Total equity	9,795	7,854
Total Liabilities and Equity	$24,570	$25,147

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS
 (In millions)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Net sales	$14,619	$9,127	$7,903
Other revenues from operations	775	771	228
Net gain from investment activities	343	1,905	814
Interest and dividend income	95	117	191
Other loss, net	(178)	(78)	(63)
	15,654	11,842	9,073
Expenses:
Cost of goods sold	12,643	7,871	6,759
Other expenses from operations	418	427	144
Selling, general and administrative	1,265	1,228	999
Restructuring	31	11	16
Impairment	129	71	12
Interest expense	521	435	387
	15,007	10,043	8,317
Income before income tax benefit (expense)	647	1,799	756
Income tax benefit (expense)	81	(34)	(9)
Income from continuing operations	728	1,765	747
Loss from discontinued operations	—	—	(1)
Net income	728	1,765	746
Less: net income attributable to non-controlling interests	(331)	(1,014)	(544)
Net income attributable to Icahn Enterprises Holdings	$397	$751	$202

Net income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$384	$743	$200
General partner	13	8	2
	$397	$751	$202

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (In millions)

	Year Ended December 31,
	2012	2011	2010

Net income	$728	$1,765	$746
Other comprehensive (loss) income, net of tax:
Post-employment benefits	(224)	(132)	63
Hedge instruments	46	1	(13)
Translation adjustments and other	51	(127)	10
Other comprehensive (loss) income, net of tax	(127)	(258)	60
Comprehensive income	601	1,507	806
Less: Comprehensive income attributable to non-controlling interests	(302)	(947)	(558)
Comprehensive income attributable to Icahn Enterprises Holdings	$299	$560	$248

Comprehensive income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$287	$554	$246
General partner	12	6	2
	$299	$560	$248

Accumulated other comprehensive loss was $982 million and $855 million at December 31, 2012 and 2011, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2009	$(12)	$3,001	$2,989	$4,285	$7,274
Net income	2	200	202	544	746
Other Comprehensive income	—	46	46	14	60
Partnership distributions	(1)	(84)	(85)	—	(85)
Partnership contributions	3	—	3	—	3
Tropicana acquisition	—	—	—	237	237
ARI and Viskase acquisitions	(310)	313	3	—	3
Investment segment distributions	—	—	—	(803)	(803)
Investment segment contributions	—	—	—	430	430
Changes in subsidiary equity and other	—	45	45	4	49
Balance, December 31, 2010	(318)	3,521	3,203	4,711	7,914
Net income	8	743	751	1,014	1,765
Other Comprehensive income	(2)	(189)	(191)	(67)	(258)
Partnership distributions	—	(48)	(48)	—	(48)
Investment segment distributions	—	—	—	(1,818)	(1,818)
Investment segment contributions	—	—	—	250	250
Changes in subsidiary equity and other	1	60	61	(12)	49
Balance, December 31, 2011	(311)	4,087	3,776	4,078	7,854
Net income	13	384	397	331	728
Other comprehensive loss	(1)	(97)	(98)	(29)	(127)
Partnership distributions	—	(41)	(41)	—	(41)
Partnership contributions	6	507	513	—	513
Investment segment distributions	—	—	—	(79)	(79)
CVR Acquisition	—	135	135	849	984
Changes in subsidiary equity and other	—	9	9	(46)	(37)
Balance, December 31, 2012	$(293)	$4,984	$4,691	$5,104	$9,795

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$728	$1,765	$746
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain from securities transactions	(1,488)	(1,927)	(814)
Purchases of securities	(2,592)	(4,931)	(4,043)
Proceeds from sales of securities	7,167	5,373	2,895
Purchases to cover securities sold, not yet purchased	(5,160)	(5,529)	(3,018)
Proceeds from securities sold, not yet purchased	1,307	8,934	1,810
Changes in receivables and payables relating to securities transactions	(2,238)	927	918
Depreciation and amortization	574	446	461
Impairment	129	71	12
Deferred taxes	(297)	(8)	(51)
Other, net	16	(20)	(12)
Changes in operating assets and liabilities:
Changes in cash held at consolidated affiliated partnerships and restricted cash	3,560	(2,805)	1,180
Accounts receivable, net	(193)	(148)	(185)
Inventories, net	32	(190)	(75)
Other assets	5	(46)	(58)
Accounts payable	(152)	123	140
Accrued expenses and other liabilities	116	(40)	133
Net cash provided by operating activities	1,514	1,995	39
Cash flows from investing activities:
Capital expenditures	(890)	(481)	(422)
Acquisitions of businesses, net of cash acquired	(1,361)	(142)	116
Proceeds from sale of investments	202	154	4
Purchases of investments	(250)	(150)	—
Other, net	20	5	(9)
Net cash used in investing activities	(2,279)	(614)	(311)
Cash flows from financing activities:
Investment segment distributions	(17)	(2,164)	(566)
Investment segment contributions	—	250	419
Partnership contributions	513	—	6
Partnership distributions	(41)	(48)	(85)
Distributions to non-controlling interests in subsidiaries	(38)	(20)	—
Proceeds from issuance of senior unsecured notes	1,030	—	2,487
Proceeds from other borrowings	778	607	107
Repayments of borrowings	(663)	(675)	(1,389)
Other, net	(19)	4	6
Net cash provided by (used in) financing activities	1,543	(2,046)	985
Effect of exchange rate changes on cash and cash equivalents	15	(22)	(6)
Net increase (decrease) in cash and cash equivalents	793	(687)	707
Net change in cash of assets held for sale	—	2	—
Cash and cash equivalents, beginning of period	2,278	2,963	2,256
Cash and cash equivalents, end of period	$3,071	$2,278	$2,963

Supplemental information:
Cash payments for interest, net of amounts capitalized	$453	$393	$293
Net cash payments for income taxes	$235	$59	$35
Net unrealized (loss) gain on available-for-sale securities	$(1)	$5	$—
Acquisition of non-controlling interest in CVR	$135	$—	$—
Investment in precious metals	$—	$150	$—
Redemptions payable to non-controlling interests	$—	$—	$346
Fair value investment in Tropicana prior to acquisition of controlling interest	$—	$—	$251

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation.
General
Icahn Enterprises L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”) is a limited partnership formed in Delaware on February 17, 1987. References to "we," "our" or "us" herein include both Icahn Enterprises and Icahn Enterprises Holdings and their subsidiaries, unless the context otherwise requires.
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 11, "Debt," and the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned 97,764,251, or approximately 93.2%, of Icahn Enterprises' outstanding depositary units as of December 31, 2012.
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Automotive, Energy, Gaming, Railcar, Food Packaging, Metals, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings (unless otherwise noted), and investment activity and expenses associated with the Holding Company. Further information regarding our continuing reportable segments is contained in Note 4, “Operating Units,” and Note 15, “Segment and Geographic Reporting.”
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
Principles of Consolidation
General
Our consolidated financial statements include the accounts of (i) Icahn Enterprises and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises, in addition to those entities in which we have a controlling interest as a general partner interest or in which we may be the primary beneficiary of a variable interest entity (“VIE”). In evaluating whether we have a controlling financial interest in entities in which we would consolidate, we consider the following: (1) for voting interest entities, we consolidate these entities in which we own a majority of the voting interests; (2) for VIEs of which we may be considered the primary beneficiary of such entities (see Note 6, “Investments and Related Matters-Investment,” for further discussion regarding the accounting and reporting of our VIEs); and (3) for limited partnership entities that are not considered VIEs, we consolidate these entities if we are the general partner of such entities and for which no substantive kick-out rights (the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general partners are collectively referred to as “kick-out” rights) or participating rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.
Except for our Investment segment, for those investments in which we own 50% or less but greater than 20%, we account for such investments using the equity method, while investments in affiliates of 20% or less are accounted for under the cost method.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment
As a result of returning fee-paying capital to its investors on March 31, 2011, as discussed elsewhere in this Report, each of the Investment Funds, as defined herein, no longer meets the criteria of an investment company as set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Paragraph 946-10-15-2, Financial Services-Investment Companies, therefore, the application of FASB ASC Section 946-810-45, Financial Services-Investment Companies, is no longer applicable effective March 31, 2011. This change has no material effect on our consolidated financial statements as the Investment Funds would account for its investments as trading securities pursuant to FASB ASC Topic 320, Investments-Debt and Equity Securities, effective March 31, 2011. For those investments that fall outside the scope of FASB ASC Topic 320 or would otherwise have required the Investment Funds account for under the equity method, the Investment Funds apply the fair value option to such investments. See Note 6, "Investments and Related Matters-Investment," to the consolidated financial statements for further discussion regarding this reconsideration event and its consolidation impact.
Although the Investment Funds are not investment companies within the meaning of the '40 Act, each of the Investment Funds was, prior to the return of fee-paying capital on March 31, 2011, for purposes of U.S. GAAP, an investment company pursuant to FASB ASC Subtopic 946-10, Financial Services - Investment Companies. The General Partners adopted FASB ASC Section 946-810-45, Financial Services - Investment Companies - Consolidation - Other Presentation Matters (“FASB ASC Section 946-810-45”), as of January 1, 2007. FASB ASC Section 946-810-45 addresses whether the accounting principles of FASB ASC Section 946-810-45 may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. Upon the adoption of FASB ASC Section 946-810-45, (i) Icahn Offshore LP (the “Offshore GP”) lost its ability to retain specialized accounting pursuant to FASB ASC Section 946-810-45 for either its equity method investment in Icahn Partners Master Fund LP ("Master Fund I") or for its consolidation of the Offshore Fund (as defined in Note 4, "Operating Units-Investment"), Icahn Partners Master Fund LP II ("Master Fund II") and Icahn Partners Master Fund III LP ("Master Fund III"), and (ii) Icahn Onshore LP (the “Onshore GP”) lost its ability to retain specialized accounting for its consolidation of Icahn Partners LP (the “Onshore Fund”), in each case, because both the Offshore GP and the Onshore GP do not meet the requirements for retention of specialized accounting under FASB ASC Section 946-810-45, as the Offshore GP and Onshore GP and their affiliates acquire interests for strategic operating purposes in the same companies in which their subsidiary investment companies invest.
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
The special profits interest allocations and incentive allocations earned from certain consolidated entities through March 31, 2011 are eliminated in consolidation; however, our allocated share of the net income from the Investment Funds (as defined in Note 4, “Operating Units-Investment”) includes the amount of these eliminated fees and allocations.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Our restricted cash balance was approximately $0.7 billion and $4.8 billion as of December 31, 2012 and 2011, respectively.
Investments and Related Transactions
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
Other Segments and Holding Company
Investments in equity and debt securities are classified as either trading or available-for-sale based upon whether we intend to hold the investment for the foreseeable future. Trading securities are valued at quoted market value at each balance sheet date with the unrealized gains or losses reflected in the consolidated statements of operations. Available-for-sale securities

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
See Note 6, “Investments and Related Matters,” and Note 7, “Fair Value Measurements,” for a detailed discussion of our investments.
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of December 31, 2012 was approximately $8.5 billion and $8.6 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2011 was each approximately $6.5 billion.
Fair Value Option for Financial Assets and Financial Liabilities
The fair value option gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value pursuant to the provisions of the FASB ASC. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. In estimating the fair value for financial instruments for which the fair value option has been elected, we use the valuation methodologies in accordance to where the financial instruments are classified within the fair value hierarchy as discussed in Note 6, “Investments and Related Matters.” Except for our Automotive, Railcar and Home Fashion segments, we apply the fair value option to our investments that would otherwise be accounted under the equity method.
Derivatives
From time to time, our subsidiaries enter into derivative contracts, including purchased and written option contracts, swap contracts, futures contracts and forward contracts entered into by our Investment and Automotive segments. U.S. GAAP requires recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item or are deferred and reported as a component of accumulated other comprehensive loss and subsequently recognized in earnings when the hedged item affects earnings. The change in fair value of the ineffective portion of a financial instrument, determined using the hypothetical derivative method, is recognized in earnings immediately. The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in earnings. Cash flows related to hedging activities are included in the operating section of the consolidated statements of cash flows.
For further information regarding our derivative contracts, see Note 8, “Financial Instruments.”
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories, Net
Inventories, net consists of the following:

	December 31,
	2012	2011
	(in millions)
Raw materials	$495	$248
Work in process	248	202
Finished goods	1,212	894
	$1,955	$1,344
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
Energy Inventories. Our Energy segment inventories consist primarily of domestic and foreign crude oil, blending stock and components, work in progress, fertilizer products, and refined fuels and by-products. Inventories are valued at the lower of the first-in, first-out ("FIFO") cost, or market for fertilizer products, refined fuels and by-products for all periods presented. Refinery unfinished and finished products inventory values were determined using the ability-to-bear process, whereby raw materials and production costs are allocated to work-in-process and finished goods based on their relative fair values. Other inventories, including other raw materials, spare parts and supplies, are valued at the lower of moving-average cost, which approximates FIFO, or market. The cost of inventories includes inbound freight costs.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Planned Major Maintenance Costs - Energy
The direct-expense method of accounting is used for planned major maintenance activities for our Energy segment. Maintenance costs are recognized as expense when maintenance services are performed. During the year ended December 31, 2011, the Coffeyville refinery completed the first phase of a two-phase major scheduled turnaround; during the first quarter of 2012, the Coffeyville refinery completed the second phase of the two-phase major scheduled turnaround. Planned major maintenance costs are included in cost of goods sold in our consolidated financial statements when incurred. Planned major maintenance costs of $107 million were incurred for the period May 5, 2012 through December 31, 2012. Planned major maintenance activities for the nitrogen plant generally occur every two years. The required frequency of the maintenance varies by unit, for the refineries, but generally is every four to five years. The nitrogen fertilizer plants' and the Wynnewood refinery's major maintenance activities were both completed in the fourth quarter of 2012.
Goodwill and Intangible Assets, Net
Goodwill and indefinite lived intangible assets primarily include trademarks and trade names acquired in acquisitions. For a complete discussion of the impairment of goodwill and indefinite intangible-lived assets related to our various segments, see Note 4, “Operating Units,” and Note 9, “Goodwill and Intangible Assets, Net.”
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As a result of the return of fee-paying capital as in Note 4, "Operating Units-Investment," no further special profits interest allocation or incentive allocations were accrued or allocated to the General Partners in periods subsequent to March 31, 2011.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For accounting purposes relating to acquisitions of entities under common control, earnings from ARI and Viskase prior to their acquisition of a majority interest each on January 15, 2010 have been allocated to Icahn Enterprises GP, our general partner, and therefore are excluded from the computation of basic and diluted income per LP unit. In addition, on August 24, 2012, Mr. Icahn and his affiliates contributed his interest of IEP Energy to us in exchange for our depositary units. Net income allocable to the general partner for the period May 5, 2012 through August 23, 2012, the period in which Mr. Icahn and his affiliates' ownership in IEP Energy, other than Icahn Enterprises' ownership, were considered under common control and thus, were excluded from computation of basic and diluted income per LP unit. See Note 5, "Related Party Transactions-Energy," for further discussion regarding this transaction.
Accounting for the Acquisition and Disposition of Entities under Common Control
Acquisitions of entities under common control are reflected in a manner similar to pooling of interests. The general partner's capital account is charged or credited for the difference between the consideration we pay for the entity and the related entity's basis prior to our acquisition. Net gains or losses of an acquired entity prior to its acquisition date are allocated to the general partner's capital account. In allocating gains and losses upon the sale of a previously acquired common control entity, we allocate a gain or loss for financial reporting purposes by first restoring the general partner's capital account for the cumulative charges or credits relating to prior periods recorded at the time of our acquisition and then allocating the remaining gain or loss among the general and limited partners in accordance with their respective partnership percentages under the Amended and Restated Agreement of Limited Partnership dated as of May 12, 1987, as amended from time to time (together with the partnership agreement of Icahn Enterprises Holdings, the “Partnership Agreement”) (i.e., 98.01% to the limited partners and 1.99% to the general partner).
General Partnership Interest of Icahn Enterprises and Icahn Enterprises Holdings
The general partner's capital account generally consists of its cumulative share of our net income less cash distributions plus capital contributions. Additionally, in acquisitions of common control companies accounted for at historical cost similar to a pooling of interests, the general partner's capital account would be charged (or credited) in a manner similar to a distribution (or contribution) for the excess (or deficit) of the fair value of consideration paid over historical basis in the business acquired.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
U.S. GAAP provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely to be recognized upon ultimate settlement with the taxing authority is recorded. See Note 16, “Income Taxes,” for additional information.
Compensation Arrangements
U.S. GAAP requires public entities to record non-cash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period and value such equity awards based on fair-value methods. See Note 12, “Compensation Arrangements,” for further discussion regarding compensation arrangements of our Automotive segment.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Sales and Sales Related Taxes: Federal-Mogul collects and remits taxes assessed by various governmental authorities that are both imposed on and concurrent with revenue-producing transactions with its customers. These taxes may include, but are not limited to, sales, use, value-added, and some excise taxes. The collection of these taxes is reported on a net basis (excluded from revenues).
Rebates:   Federal-Mogul accrues for rebates pursuant to specific arrangements with certain of its customers, primarily in the aftermarket. Rebates generally provide for price reductions based upon the achievement of specified purchase volumes and are recorded as a reduction of sales as earned by such customers.
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
Research and Development:   Federal-Mogul expenses research and development (“R&D”) costs and costs associated with advertising and promotion as incurred. R&D expense, including product engineering and validation costs, was $179 million, $172 million and $156 million for 2012, 2011 and 2010, respectively.
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
Energy
Revenue recognition: For our Energy segment, revenues for products sold are recorded upon delivery of the products to customers, which is the point at which title is transferred, the customer has the assumed risk of loss, and when payment has been received or collection is reasonably assumed. Deferred revenue represents customer prepayments under contracts to guarantee a price and supply of nitrogen fertilizer in quantities expected to be delivered in the next 12 months in the normal course of business. Excise and other taxes collected from customers and remitted to governmental authorities are not included in reported revenues.
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
Shipping Costs:   For our Energy segment, pass-through finished goods delivery costs reimbursed by customers are reported in net sales, while an offsetting expense is included in cost of goods sold.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Our Railcar segment records amounts billed to customers for shipping and handling as part of sales and records related costs in cost of goods sold.
Food Packaging
Revenue Recognition: Revenues are recognized at the time products are shipped to the customer, under F.O.B shipping point or F.O.B port terms, which is the point at which title is transferred, the customer has the assumed risk of loss, and payment has been received or collection is reasonably assumed. Revenues are net of discounts, rebates and allowances. Viskase records all labor, raw materials, in-bound freight, plant receiving and purchasing, warehousing, handling and distribution costs as a component of costs of goods sold.
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
Home Fashion
Revenue Recognition:   WPH records revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price to the customer is fixed and determinable and collectability is reasonably assured. Unless otherwise agreed in writing, title and risk of loss pass from WPH to the customer when WPH delivers the merchandise to the designated point of delivery, to the designated point of destination or to the designated carrier, free on board. Provisions for certain rebates, sales incentives, product returns and discounts to customers are recorded in the same period the related revenue is recorded.
Sales Incentives:   Customer incentives are provided to major WPH customers. These incentives begin to accrue when a commitment has been made to the customer and are recorded as a reduction to sales.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In June 2011, the FASB issued ASU No. 2011-05, which amends FASB ASC Topic 220, Comprehensive Income. This ASU is intended to increase the prominence of items reported in other comprehensive income in the financial statements by presenting the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is effective during interim and annual periods beginning after December 15, 2011.  The adoption of this ASU effective January 1, 2012 had no impact on our financial position, results of operations or cash flows. In December 2011, the FASB issued ASU No. 2011-12, which deferred certain provisions contained in ASU No. 2011-05, as discussed above, with respect to the requirement to present components of reclassifications of other comprehensive income on the face of the income statement or in the notes to the financial statements. However, this deferral does not impact the other requirements contained in the new standard on comprehensive income as described above. This update is effective during interim and annual periods beginning after December 15, 2011.  We complied with this deferral as we adopted ASU No. 2011-05 effective January 1, 2012.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

than its carrying amount. This update is effective during interim and annual periods beginning after December 15, 2011.  We adopted this ASU effective January 1, 2012.
In July 2012, the FASB issued ASU No. 2012-02, which amends FASB ASC Topic 350. This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with FASB ASC Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. This update is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued. We adopted this ASU during the third quarter of 2012; the adoption of this ASU did not have a material impact on our financial position, results of operations or cash flows.
Recently Issued Accounting Standards
In December 2011, the FASB issued ASU No. 2011-11, which amends FASB ASC Topic 210, Balance Sheet. This ASU requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210) - Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU limits the scope of the original guidance. These ASUs are effective retrospectively for interim and annual periods beginning on or after January 1, 2013. We anticipate that the adoption of this guidance will have minimal impact to our current disclosures.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This ASU requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective prospectively for interim and annual periods beginning after December 15, 2012. We will adopt these additional disclosure requirements effective January 1, 2013.
Filing Status of Subsidiaries
Federal-Mogul Corporation (“Federal-Mogul”), CVR, American Railcar Industries, Inc. (“ARI”) and Tropicana Entertainment Inc. (“Tropicana”) are each a public reporting entity under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and file annual, quarterly and current reports and proxy and information statements with the Securities and Exchange Commission ("SEC"). Each of these reports is publicly available at www.sec.gov.

3.	Acquisitions.
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
The Offer expired on May 4, 2012. On May 7, 2012, we announced the results of the Offer.  A total of 48,112,317 shares of CVR common stock were validly tendered for $30 per share plus one CCP. As all of the terms and conditions of the Offer had been satisfied, IEP Energy accepted for payment all of the tendered shares, which represented approximately 55% of the outstanding shares of CVR common stock. Following the purchase of these shares, the IEP Parties owned approximately 70% of the outstanding shares of CVR common stock. Subsequent to the expiration of the Offer on May 4, 2012, IEP Energy extended the Offer through May 18, 2012.  As a result of the extension of the Offer and subsequent additional purchases of CVR common stock by IEP Energy, the IEP Parties increased their ownership in CVR.  In May 2012, certain affiliates of Carl C. Icahn, excluding Icahn Enterprises, contributed their shares of CVR common stock for their proportionate share of IEP Energy. In August 2012, affiliates of Mr. Icahn contributed their interest in IEP Energy to Icahn Enterprises in exchange for our

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

depositary units. See Note 5, "Related Party Transactions-Energy" for further discussion regarding this transaction. As of December 31, 2012, IEP Energy owned approximately 82.0% of the total outstanding common stock of CVR.
Pursuant to the Transaction Agreement, for a period of 60 days CVR solicited proposals or offers from third parties to acquire it. The 60-day period began on May 24, 2012 and ended on July 23, 2012 without any qualifying offers.
CVR is an independent petroleum refiner and marketer of high value transportation fuels in the mid-continental United States. CVR operates under two business units: petroleum and nitrogen fertilizer. See Note 4, "Operating Units-Energy," for further discussion regarding CVR.
For the year ended December 31, 2012, we recognized $1 million in transaction fees that are included in selling, general and administrative in our consolidated statements of operations. These costs primarily relate to legal, accounting and other professional fees incurred since the first quarter of 2012 when we announced our intention to acquire a controlling interest in CVR.
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
The goodwill of $930 million arising from the acquisition is largely due to certain CVR factors, including CVR's location attributes, trained and assembled workforce, and a deferred tax liability offset adjustment, which arises from the nature of the stock transaction.  Specifically related to locational attributes, CVR is an inland refiner that buys the majority of its crude oil at prices linked to the West Texas Intermediate benchmark and then sells gasoline at prices based on global benchmarks like the North Sea Brent crude.  This is beneficial to CVR because oil production in the North American heartland is rising faster than the inland crude can be piped to available refiners; this oversupply has benefited the gross margins of Midwestern refiners such as CVR.  Based on the results of our preliminary purchase price allocation of CVR, goodwill of $472 million and $458 million was allocated to our Energy segment's petroleum and fertilizer reporting units, respectively. The allocation of goodwill to our Energy segment's reporting units will be subject to additional adjustments as we finalize our purchase price allocation.  None of the goodwill recognized is deductible for income tax purposes.
The fair value of the non-controlling interest in CVR Partners LP ("CVR Partners") was estimated by applying a form of the income approach.  Key assumptions include growth rates and discount rates that ultimately result in a terminal value of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately 6.5 times terminal earnings before interest, taxes, depreciation and amortization ("EBITDA"), which is consistent with the financial multiples observed for entities deemed similar to CVR Partners.  We determined that adjustments to pro-rata value related to lack of control or lack of marketability attributes that market participants may consider when estimating the fair value of the non-controlling interest in CVR Partners are immaterial.  This is due to the fact that CVR Partners is a publicly traded entity that is operated in an efficient manner by an experienced management team and we do not believe that there is a material difference between controlling and non-controlling cash flows.
The following table summarizes the consideration paid for CVR and amounts of the estimated fair values of identifiable assets acquired and liabilities assumed, as well as the fair value of the non-controlling interest in CVR as of May 4, 2012:

May 4, 2012
(in millions)
Cash paid for acquisition	$1,754
IEP Parties equity interest in CVR prior to acquisition of controlling interest(1)	378
Total purchase price	$2,132

Preliminary purchase price allocation:
Property, plant and equipment	$2,587
Intangible assets	410
Debt	(912)
Deferred tax liabilities	(854)
Other assets and liabilities, net	820
Fair value of identifiable net assets acquired	2,051
Fair value of non-controlling interests	(849)
Goodwill	930
$2,132
(1) Based on the Offer price of $30 per share of CVR common stock.
Unaudited Pro Forma Financial Information
The summary unaudited pro forma financial information presented below for the years ended December 31, 2012 and 2011 give effect to the CVR acquisition as if it had occurred on January 1, 2011. The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable. On December 15, 2011, CVR completed the acquisition of all the issued and outstanding shares of the Gary-Williams Energy Corporation ("GWEC"), including its two wholly owned subsidiaries (the "Wynnewood Acquisition"). The Wynnewood Acquisition was accounted for under the purchase method of accounting and, as such, CVR's results of operations include GWEC's results from operations from the periods commencing December 16, 2011. The unaudited pro forma condensed financial information presented below include the historical results of operations of CVR for the year ended December 31, 2011 as adjusted for the pro forma effects of the acquisition of GWEC by CVR as if CVR had acquired GWEC on January 1, 2011. The unaudited pro forma financial information do not necessarily represent what would have occurred if the transaction had taken place in the respective periods and should not be taken as representative of our future consolidated results of operations. Icahn Enterprises' pro forma information relating to its acquisition of CVR Energy is presented in the following table:

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2012	2011
	(in millions, except per unit data)
Revenues	$18,312	$19,556
Net income	666	2,244
Net income attributable to Icahn Enterprises	370	1,114
Net income per LP unit	3.59	12.41
Pro forma net income for Icahn Enterprises Holdings is $667 million and approximately $2.2 billion for the years ended December 31, 2012 and 2011, respectively. Pro forma net income attributable to Icahn Enterprises Holdings is $371 million and approximately $1.1 billion for the years ended December 31, 2012 and 2011, respectively.
In calculating the pro forma results for the year ended December 31, 2012, we excluded the impact of $102 million net gains from investment activities that we recorded for the period January 1, 2012 through May 4, 2012 attributable to our ownership of CVR common stock. This non-recurring pro forma adjustment represents gains from our investment in CVR prior to obtaining a controlling interest in CVR on May 4, 2012.
Other Acquisition
In June 2012, Federal-Mogul entered into a definitive agreement to purchase the BERU spark plug business from BorgWarner, Inc. These spark plugs are manufactured in France and Germany and are sold to European original equipment manufacturers. The purchase was finalized at the end of September 2012 for $52 million, net of acquired cash. Federal-Mogul has performed a preliminary allocation of the purchase price in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) Topic 805, Business Combinations. Federal-Mogul is utilizing a third party to assist in the fair value determination of certain components of the purchase price allocation, namely fixed assets and intangible assets. Federal-Mogul has preliminarily recorded $22 million of definite-lived intangible assets and $1 million of indefinite-lived intangible assets associated with this acquisition.

4.	Operating Units.
Investment
The Onshore GP and the Offshore GP (and, together with the Onshore GP, the “General Partners”) act as general partner of the Onshore Fund and the Offshore Master Funds (as defined herein), respectively. The General Partners provide investment advisory and certain administrative and back office services to the Investment Funds (as defined below) but do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds had been previously offered only to certain sophisticated and qualified investors on the basis of exemptions from the registration requirements of the federal securities laws and were not (and still are not) publicly available. The “Offshore Master Funds” consist of (i) Master Fund I, (ii) Master Fund II and (iii) Master Fund III. The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the “Investment Funds.” In addition, as discussed elsewhere in this Report, the “Offshore Funds” consist of (i) Icahn Fund Ltd., (ii) Icahn Fund II Ltd. and (iii) Icahn Fund III Ltd.
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
As a result of returning fee-paying capital to its investors on March 31, 2011, each of the Investment Funds no longer meets the criteria of an investment company as set forth in FASB ASC Paragraph 946-10-15-2, Financial Services-Investment

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Companies, and, therefore, the application of FASB ASC Section 946-810-45, Financial Services-Investment Companies-Consolidation, is no longer applicable effective March 31, 2011. This change has no material effect on our consolidated financial statements as the Investment Funds would account for their investments as trading securities pursuant to FASB ASC Topic 320, Investments-Debt and Equity Securities, effective March 31, 2011. For those investments that fall outside the scope of FASB ASC Topic 320, or for those investments in which the Investment Funds would otherwise have been required to account for under the equity method, the Investment Funds apply the fair value option to such investments. See Note 6, "Investments and Related Matters-Investment," for further discussion regarding this reconsideration event and its consolidation impact.
As a result of the return of fee-paying capital as described above, a special profits interest allocation of $9 million and an incentive allocation of $7 million were allocated to the General Partners at March 31, 2011. No further special profits interest allocation or incentive allocation will accrue in periods subsequent to March 31, 2011.
On July 1, 2012, we made an additional investment of $300 million in the Investment Funds. The fair value of our interest in the Investment Funds was approximately $2.4 billion and $3.1 billion as of December 31, 2012 and 2011, respectively.
Automotive
We conduct our Automotive segment through our majority ownership in Federal-Mogul. Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reduction and safety systems. Federal-Mogul serves the world's foremost original equipment manufacturers (“OEM”) and servicers (“OES”) (collectively “OE”) of automotive, light, medium and heavy-duty commercial vehicles, off-road, agricultural, marine, rail, aerospace, power generation and industrial equipment, as well as the worldwide aftermarket.
Effective September 1, 2012, Federal-Mogul began operating with two end-customer focused business units. The Powertrain (“PT”) unit focuses on original equipment powertrain and systems protection products for automotive, heavy-duty and industrial applications. The Vehicle Components Solutions (“VCS”) unit sells and distributes a broad portfolio of products in the global vehicle aftermarket and OES market, while also serving OEMs with vehicle products including brake friction, chassis, wipers and other vehicle components. The new organizational model allows for a strong product line focus benefiting both original equipment and aftermarket customers and will enable the global Federal-Mogul teams to be responsive to customers' needs for superior products and to promote greater identification with Federal-Mogul premium brands. The division of the global Federal-Mogul business into two business units is expected to enhance management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases.
As of December 31, 2012, we owned approximately 77.6% of the total outstanding common stock of Federal-Mogul.
Accounts Receivable, net
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $217 million and $203 million as of December 31, 2012 and 2011, respectively. Of those gross amounts, $216 million and $202 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of both December 31, 2012 and 2011, Federal-Mogul had no outstanding transferred receivables for which cash had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were approximately $1.5 billion, $1.7 billion and $1.3 billion for the years ended December 31, 2012, 2011 and 2010, respectively.
For the years ended December 31, 2012, 2011 and 2010, expenses associated with transfers of receivables were $7 million, $9 million and $6 million, respectively, and were recorded in the consolidated statements of operations within other (loss) income, net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.
Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposures to Federal-Mogul associated with certain of these facilities' terms were $19 million and $23 million at December 31, 2012 and 2011, respectively. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of December 31, 2012 and 2011, Federal-Mogul estimated the loss to be immaterial.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring
During the years ended December 31, 2012, 2011 and 2010, Federal-Mogul recorded $26 million, $5 million and $8 million in restructuring charges, respectively. The total restructuring charges for the year ended December 31, 2012 consists of employee costs and headcount reduction actions associated with the aftermarket and corporate unit.
In June 2012, Federal-Mogul announced a restructuring plan ("Restructuring 2012") to reduce or eliminate capacity at several high-cost VCS facilities and transfer production to lower-cost locations. Restructuring 2012 is anticipated to be completed within two years. In connection with the initial phase of Restructuring 2012, Federal-Mogul recorded $11 million in restructuring charges for the year ended December 31, 2012, all of which pertain to employee costs. Federal-Mogul expects to incur restructuring charges related to Restructuring 2012 totaling approximately $15 million, with $12 million related to employee costs and $3 million related to facility costs.
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
In addition to other coverage, Federal-Mogul believes its insurance policies provide for replacement of damaged property, sales value of destroyed inventory, reimbursement for losses due to interruption of business operations and reimbursement of expenditures incurred to restore operations. Federal-Mogul had insurance recoverables of $21 million recorded as of December 31, 2011, which is included in other assets on our consolidated balance sheets. During 2012, Federal-Mogul incurred an additional $9 million to restore operations at the facility and received cash advances from the insurance carrier totaling $30 million. There was no insurance recoverable related to this incident as of December 31, 2012.
Energy
We conduct our Energy segment through our majority ownership in CVR. We acquired a controlling interest in CVR on May 4, 2012. Refer to Note 3, "Acquisition," for further details.
CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (“CVR Refining” or the “Refining Partnership”) and CVR Partners, LP (“CVR Partners” or the “Nitrogen Fertilizer Partnership”). CVR operates under two business units as follows: the Refining Partnership, representing the petroleum business, is an independent petroleum refiner and marketer of high value transportation fuels. The Nitrogen Fertilizer Partnership, representing the fertilizer business, produces nitrogen fertilizers in the form of ammonia and urea ammonia nitrate ("UAN"). As of December 31, 2012, CVR owned the general partner and approximately 70% of the common units of CVR Partners.
On January 23, 2013, the Refining Partnership completed its initial public offering of its common units representing limited partner interests (the "Refining Partnership IPO"). As a result of the Refining Partnership IPO, CVR owns approximately 81% of the common units of the Refining Partnership. Note 20, "Subsequent Events-Energy," for additional information regarding this initial public offering.
As of December 31, 2012, we owned 82.0% of the total outstanding common stock of CVR.
The following CVR entities are referenced elsewhere in this Report: Coffeyville Resources, LLC ("CRLLC"); Coffeyville Resources Refining & Marketing, LLC ("CRRM") and Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF").
Petroleum business. CVR's petroleum business includes a 115,000 bpd complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a 70,000 bpd crude oil unit refinery in Wynnewood, Oklahoma. The combined production capacity represents approximately 22% of the region's refining capacity. The Coffeyville refinery is situated on approximately 440 acres in southeast Kansas, approximately 100 miles from Cushing, Oklahoma, a major crude oil trading and storage hub. The Wynnewood refinery is situated on approximately 400 acres located approximately 65 miles south of Oklahoma City, Oklahoma and approximately 130 miles from Cushing, Oklahoma.
In addition to the refineries, CVR's petroleum business owns and operates the following: (1) a crude oil gathering system with a gathering capacity of approximately 50,000 bpd serving Kansas, Oklahoma, Missouri, Nebraska and Texas, (2) a rack marketing division supplying product through tanker trucks directly to customers located in close geographic proximity to

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Coffeyville, Kansas and Wynnewood, Oklahoma and at throughput terminals on Magellan and NuStar Energy, LP's ("NuStar") refined products distribution systems, (3) a 145,000 bpd pipeline system (supported by approximately 350 miles of CVR's owned and leased pipeline) that transports crude oil to its Coffeyville refinery from its Broome Station tank farm and associated crude oil storage tanks with a capacity of 1.2 million barrels, (4) crude oil storage tanks with a capacity of 0.5 million barrels in Wynnewood, Oklahoma, (5) an additional 3.3 million barrels of leased storage capacity located in Cushing, Oklahoma and other locations and (6) 1.0 million barrels of company owned crude oil storage in Cushing, Oklahoma.
Nitrogen fertilizer business. The nitrogen fertilizer business consists of CVR's interest in CVR Partners. CVR owns the general partner of CVR Partners and approximately 70% of the common units of CVR Partners. The nitrogen fertilizer business consists of a nitrogen fertilizer manufacturing facility that is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. The facility includes a 1,225 ton-per-day ammonia unit, a 2,025 ton-per-day UAN unit and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. The gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving reliability. For the period May 5, 2012 through December 31, 2012, the nitrogen fertilizer business produced 257,725 tons of ammonia, of which approximately 67% was upgraded into 421,524 tons of UAN.
Planned Major Turnarounds
Wynnewood Refinery
The Wynnewood refinery completed a turnaround maintenance in the fourth quarter of 2012, incurring approximately $102 million of expenses for the period May 5, 2012 through December 31, 2012.
Nitrogen Fertilizer
During the fourth quarter of 2012, the nitrogen fertilizer facility's completed a previously scheduled major biennial turnaround, incurring approximately $5 million of expenses for the period May 5, 2012 through December 31, 2012.
Gaming
We conduct our Gaming segment through our majority ownership in Tropicana. Tropicana currently owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The eight casino facilities it operates feature approximately 381,000 square feet of gaming space with 7,121 slot machines, 231 table games and 6,046 hotel rooms with three casino facilities located in Nevada and one in each of Mississippi, Indiana, Louisiana, New Jersey and Aruba.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
During the year ended December 31, 2012, we acquired additional shares of Tropicana common stock.  As of December 31, 2012, we owned approximately 67.9% of the total outstanding common stock of Tropicana.
Railcar
We conduct our Railcar segment through our majority ownership in ARI and our indirect wholly-owned subsidiary AEP Leasing LLC ("AEP Leasing"). ARI manufactures railcars, which are offered for sale or lease, custom designed railcar parts and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, railroads, industrial companies and other non-rail companies. ARI leases railcars that it manufactures to certain markets. ARI provides railcar repair and maintenance services for railcar fleets. In addition, ARI provides railcar repair services, engineering and field services for railcars owned by certain customers. Such services include maintenance planning, project management, tracking and tracing, regulatory compliance, mileage audit, rolling stock taxes and online service access.
On August 17, 2012, AEP Leasing was formed for the purpose of leasing railcars. AEP Leasing's business is managed by American Railcar Leasing LLC ("ARL"), an entity controlled by Mr. Icahn and which also manages ARI's leasing business. AEP Leasing began purchasing railcars from ARI in the third quarter of 2012 with terms and pricing not less favorable to ARI than the terms and pricing available to unaffiliated third parties. Transactions between AEP Leasing and ARI have been eliminated in consolidation.
During the years ended December 31, 2012, 2011 and 2010, our railcar segment had two external customers who accounted for approximately 64%, 39% and 43%, respectively, of its total consolidated net sales and other revenues from operations.
As of December 31, 2012, we owned approximately 55.6% of the total outstanding common stock of ARI.
Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase currently operates eight manufacturing facilities and ten distribution centers throughout North America, Europe, South America and Asia and derives approximately 70% of its total net sales from customers located outside the United States. Viskase believes it is one of the two largest manufacturers of non-edible cellulosic casings for processed meats and one of the three largest manufacturers of non-edible fibrous casings.
As of December 31, 2012, we owned approximately 70.8% of the total outstanding common stock of Viskase.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real Estate
Our Real Estate segment consists of rental real estate, property development and resort activities.
As of December 31, 2012, we owned 29 rental real estate properties. Our property development operations are run primarily through Bayswater Development LLC, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida include land for future residential development of approximately 322 and 870 units of residential housing, respectively. Both developments operate golf and resort operations as well.
In addition, our Real Estate segment owns an unfinished development property and a partially developed casino, located on approximately 23 acres in Las Vegas, Nevada.
As of December 31, 2012 and 2011, $73 million and $77 million, respectively, of the net investment in financing leases and net real estate leased to others which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.
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
A relatively small number of customers have historically accounted for a significant portion of WPH's net sales. WPH had five customers who accounted for approximately 63%, 51% and 58% of WPH's net sales for the years ended December 31, 2012, 2011 and 2010, respectively.
Consolidated Anticipated Future Receipts
The following is a summary of the anticipated future receipts of the minimum lease payments receivable under the financing and operating method on a consolidated basis at December 31, 2012:

Year	Amount
(in millions)
2013	$89
2014	82
2015	71
2016	69
2017	61
Thereafter	157
$529

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Related Party Transactions.
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
Investment
Until August 8, 2007, Icahn Management LP (“Icahn Management”) elected to defer most of the management fees from the Offshore Funds and such amounts remained invested in the Offshore Master Funds until April 30, 2012. Prior to March 31, 2011, the balance of the deferred management fees payable (included in accrued expenses and other liabilities) by Icahn Fund Ltd. to Icahn Management was included in our consolidated financial statements. As further discussed in Note 6, "Investments and Related Matters-Investment-Investment in Variable Interest Entities," because we are no longer considered the primary beneficiary of Icahn Fund Ltd. as of March 31, 2011, we deconsolidated the results and financial position of Icahn Fund Ltd. as of such date.  As a result of deconsolidating Icahn Fund Ltd., our consolidated financial statements no longer contain this deferred management fee payable effective March 31, 2011.
Effective January 1, 2008, Icahn Capital LP (“Icahn Capital”) paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Mr. Icahn (collectively, “Icahn Affiliates”), including administrative and investment services. Prior to January 1, 2008, Icahn & Co. LLC paid for such services.  Under a separate expense-sharing agreement, Icahn Capital charged Icahn Affiliates $2 million, $1 million and $2 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, accrued expenses and other liabilities in our consolidated balance sheets included $1 million to be applied to Icahn Capital's charges to Icahn Affiliates for services to be provided to them. There was no balance as of December 31, 2011.
In addition, effective January 1, 2008, certain expenses borne by Icahn Capital are reimbursed by Icahn Affiliates, as appropriate, when such expenses are incurred. The expenses include investment-specific expenses for investments acquired by both the Investment Funds and Icahn Affiliates that are allocated based on the amounts invested by each party, as well as investment-related expenses that are allocated based on estimated usage agreed upon by Icahn Capital and Icahn Affiliates. For the years ended December 31, 2012, 2011 and 2010, these reimbursement amounts were $4 million, $2 million and $3 million, respectively.
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. As of December 31, 2012 and 2011, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates was approximately $3.5 billion and $3.2 billion, respectively. In addition, an affiliate of Mr. Icahn had a deferred management fee arrangement with certain feeder funds which was settled in the amount of $192 million during the second quarter of 2012. At December 31, 2011, the balance of the deferred management fee arrangement was $188 million which was invested in and received applicable returns thereon from the Investment Funds.
Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds, generally when such expenses are paid. Such expenses relate to the operation, administration and investment activities of Icahn Capital for the benefit of the Investment Funds (including salaries, benefits and rent) and shall be allocated pro rata in accordance with each investor's capital accounts in the Investment Funds. For the years ended December 31, 2012 and 2011, $23 million and $21 million respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Audit Committee was advised by independent counsel and an independent financial advisor which rendered a fairness opinion.
Since March 2009, CVR Partners has leased 200 railcars from ARL. The agreement is scheduled to expire on March 31, 2014. For the period May 5, 2012 through December 31, 2012, $0.7 million of rent expense was recorded related to this agreement.
Railcar
Agreements with American Railcar Leasing LLC
Effective as of January 1, 2008, ARI entered into a fleet services agreement with ARL, a company controlled by Mr. Icahn. Under the agreement, ARI provided ARL fleet management services for a fixed monthly fee and railcar repair and maintenance services for a charge of labor, components and materials. This agreement was replaced by a new agreement (referred to as the "Railcar Services Agreement"), which became effective April 16, 2011 for a term of three years that will automatically renew for additional one-year periods unless either party provides at least 60 days written prior notice of termination. As stipulated in the Railcar Services Agreement, ARI provides railcar repair, engineering, administrative and other services, on an as needed basis, for ARL's lease fleet at mutually agreed-upon prices. Railcar services revenues, included in other revenues from operations in our consolidated statements of operations, recorded by ARI were $21 million, $25 million and $15 million under these agreements for the years ended December 31, 2012, 2011 and 2010, respectively. The terms and pricing on services to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties. The Railcar Services Agreement was unanimously approved by the independent directors of ARI's audit committee on the basis that the terms were no less favorable than those terms that could have been obtained in a comparable transaction with an unaffiliated third party.
ARI from time to time manufactures and sells railcars to ARL under long-term agreements as well as on a purchase order basis. For the years ended December 31, 2012, 2011 and 2010, revenues from railcars sold to ARL were $45 million, $1 million and $82 million, respectively. Revenues from railcars sold to ARL are included in net sales in our consolidated statements of operations. The terms and pricing on services to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties. Any related party sales of railcars under an agreement or purchase order, have been and will be subject to the approval or review by ARI's audit committee.
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
The Railcar Management Agreements also provide that ARL will manage ARI's and AEP Leasing's leased railcars including arranging for services, such as repairs or maintenance, as deemed necessary. Subject to the terms and conditions of the agreement, ARL will receive, in respect of leased railcars, a fee consisting of a lease origination fee and a management fee based on the lease revenues, and, in respect of railcars sold by ARL, sales commissions. The ARI Railcar Management Agreement was unanimously approved by ARI's special committee and Icahn Enterprises' audit committee consisting of independent directors who were advised by independent counsel and an independent financial advisor. The AEP Railcar Management Agreement was unanimously approved by Icahn Enterprises' audit committee consisting of independent directors who were advised by independent counsel and an independent financial advisor. Each of the Railcar Management Agreements was approved by the applicable special or audit committees on the basis that the terms of the Railcar Management Agreements were not materially less favorable than those terms that could have been obtained in a comparable transaction with an unaffiliated third party. Fees incurred by ARI and AEP Leasing in connection with the Railcar Management Agreements were $1.6 million, and $0.3 million for the years ended December 31, 2012 and 2011, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012 and December 31, 2011, ARI had accounts receivable of $2 million and $4 million, respectively, due from ARL. These amounts are included in other assets in our consolidated balance sheets.
Other
In January 2013, ARI entered into a purchasing and engineering services agreement and license with ACF Industries LLC, a company controlled by Mr. Icahn. See Note 20, "Subsequent Events-Railcar," for further discussion.
Administrative Services
For the years ended December 31, 2012, 2011 and 2010, we paid an affiliate $3 million, $2 million and $2 million for the non-exclusive use of office space.
For the years ended December 31, 2012, 2011 and 2010, we and certain of our subsidiaries paid an aggregate $1 million, $1 million and $1 million, respectively, to XO Holdings, Inc., an affiliate of Icahn Enterprises GP, our general partner, for telecommunications services
The Holding Company provided certain professional services to an Icahn Affiliate for which it charged $3 million, $3 million and $2 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and December 31, 2011, accrued expenses and other liabilities in our consolidated balance sheets included $1 million and $1 million, respectively, for charges to the affiliate for services provided to it.
Insight Portfolio Group LLC (formerly known as Icahn Sourcing, LLC)
Icahn Sourcing, LLC ("Icahn Sourcing") is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. Icahn Enterprises was a member of the buying group in 2012. Prior to December 31, 2012 Icahn Enterprises did not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement.
In December, 2012, Icahn Sourcing advised Icahn Enterprises that effective January 1, 2013 it would restructure its ownership and change its name to Insight Portfolio Group LLC (“Insight Portfolio Group”).  In connection with the restructuring, Icahn Enterprises Holdings acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of Icahn Enterprises Holdings, including Federal-Mogul, CVR, Tropicana, ARI, Viskase PSC Metals and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013. A number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses in 2013.

6.	Investments and Related Matters.
Investment
Investments, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, and derivatives, all of which are reported at fair value in our consolidated balance sheets. See Note 7, "Fair Value Measurements-Investment," for details of the investments for our Investment segment.
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
As further discussed in Note 4, "Operating Units-Investment," as a result of returning fee-paying capital to its investors on March 31, 2011, each of the Investment Funds no longer meets the criteria of an investment company as set forth in FASB ASC Paragraph 946-10-15-2, Financial Services-Investment Companies, and, therefore, the application of FASB ASC Section

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

946-810-45 is no longer applicable effective March 31, 2011. This change has no material effect on our consolidated financial statements.
Our Investment segment assesses the applicability of equity method accounting with respect to their investments based on a combination of qualitative and quantitative factors, including overall stock ownership of the Investment Funds combined with those of our affiliates along with board of directors representation.
Our Investment segment applied the fair value option to certain of its investments that would have otherwise been subject to the equity method of accounting.  As of December 31, 2012, the fair value of these investments was $314 million. During the years ended December 31, 2012, 2011 and 2010, our Investment segment recorded gains of $310 million, gains of $49 million and losses of $23 million, respectively, associated with these investments. Such amounts are included in net gain from investment activities in our consolidated statements of operations. Included in these investment gains and losses is the Investment Funds' gains and losses in The Hain Celestial Group, Inc. (“Hain”) and Metro-Golden-Mayer Inc. ("MGM"). As of December 31, 2012, the Investment Funds, together with their affiliates held, in the aggregate, approximately 16% of the outstanding shares of Hain. As of December 31, 2012, the Investment Funds no longer held any shares of MGM. The General Partners have applied the fair value option to their investments in Hain and previously to MGM.
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
As discussed in Note 4, "Operating Units-Investment," on March 7, 2011, the Investment Funds determined to return fee-paying capital to its investors. We evaluated the impact of this reconsideration event (referred to as the "2011 Reconsideration Event") with respect to the VIE and primary beneficiary status of each of the Investment Funds and the Offshore Funds. We determined that the 2011 Reconsideration Event impacted Master Fund II, Master Fund III and Icahn Fund Ltd. Prior to the 2011 Reconsideration Event, Master Fund II, Master Fund III and Icahn Fund Ltd. were each considered VIEs for which we were determined to be their primary beneficiary and therefore we consolidated them. As a result of the 2011 Reconsideration Event, Master Fund II and Master Fund III are no longer considered VIEs. However, the VIE status change in Master Fund II and Master Fund III did not impact their consolidation status. Because we control Master Fund II and Master Fund III through our general partner interests, we continue to consolidate Master Fund II and Master Fund III. There are no substantive kick-out or participating rights in either Master Fund II or Master Fund III. In addition, previously Icahn Fund Ltd. was considered a VIE and we consolidated it because the Offshore GP was its primary beneficiary. As a result of the 2011 Reconsideration Event, we determined that, although Icahn Fund Ltd. is still considered a VIE, the Offshore GP is no longer the primary beneficiary. We deconsolidated Icahn Fund Ltd. as of March 31, 2011, the result of which decreased consolidated total liabilities by $146 million and increased equity attributable to non-controlling interests by the same amount.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Segments
The carrying value of investments held by our Automotive, Gaming, Railcar, Home Fashion segments and Holding Company consist of the following:

	December 31,
	2012	2011
	(in millions)
Equity method investments	$299	$286
Other investments	108	204
	$407	$490
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
Investments in Non-Consolidated Affiliates
Automotive
Federal-Mogul maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, Italy, Korea, Turkey and the United States. Federal-Mogul's direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $240 million and $228 million at December 31, 2012 and December 31, 2011, respectively.
Equity earnings from non-consolidated affiliates were $34 million, $37 million and $32 million for the years ended December 31, 2012, 2011 and 2010, respectively, which are included in other (loss) income, net in our consolidated statements of operations. For the years ended December 31, 2012, 2011 and 2010, these entities generated sales of $682 million, $744 million and $605 million, respectively, and net income of $79 million, $88 million and $72 million, respectively. Distributed dividends to Federal-Mogul from non-consolidated affiliates were $31 million, $16 million and $43 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
Federal-Mogul holds a 50% non-controlling interest in a joint venture located in Turkey. The Turkey JV was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to original equipment and aftermarket customers. Federal-Mogul purchases/sells inventory from/to the Turkey JV. Purchases from the Turkey JV for the years ended December 31, 2012, 2011 and 2010 were $150 million, $171 million and $127 million, respectively. Sales to the Turkey JV for the years ended December 31, 2012, 2011 and 2010 were $45 million, $46 million and $36 million, respectively. Federal-Mogul had net accounts payable balances with the Turkey JV of $5 million and $6 million as of December 31, 2012 and 2011, respectively.
Railcar
As of December 31, 2012, ARI was party to three joint ventures which are all accounted for using the equity method. ARI determined that, although these joint ventures are considered VIEs, it is not the primary beneficiary of such VIEs, does not have a controlling financial interest and does not have the ability to individually direct the activities of the VIEs that most significantly impact their economic performance. A significant factor in this determination was that ARI does not have the rights to a majority of returns, losses or votes.
The risk of loss to ARI is limited to its investment in these joint ventures, certain loans and related interest and fees due from these joint ventures to ARI. As of December 31, 2012, the carrying amount of these investments was $45 million and the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

maximum exposure to loss was $45 million. Maximum exposure to loss was determined based on ARI's carrying amounts in such investments, loans and accrued interest thereon due from applicable joint ventures.

7.	Fair Value Measurements.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. Significant transfers, if any, between the levels within the fair value hierarchy are recognized at the beginning of the reporting period when changes in circumstances require such transfers.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment
The following table summarizes the valuation of the Investment Funds' investments and derivative contracts by the above fair value hierarchy levels as of December 31, 2012 and 2011:

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments:
Equity securities:
Basic materials	$144	$9	$—	$153	$128	$—	$—	$128
Communications	560	16	—	576	2,593	—	—	2,593
Consumer, non-cyclical	1,340	—	—	1,340	1,778	26	—	1,804
Consumer, cyclical	261	—	—	261	376	378	—	754
Energy	1,052	55	—	1,107	1,644	29	—	1,673
Financial	244	—	—	244	263	—	—	263
Funds	—	308	—	308	—	—	—	—
Industrial	—	—	—	—	—	32	—	32
Technology	325	—	—	325	254	—	—	254
Utilities	208	—	—	208	83	21	—	104
	4,134	388	—	4,522	7,119	486	—	7,605
Corporate debt:
Communications	—	—	—	—	—	84	—	84
Consumer, cyclical	—	—	288	288	—	150	289	439
Financial	—	50	—	50	—	109	—	109
Sovereign debt	—	5	—	5	—	10	—	10
Utilities	—	31	—	31	—	34	—	34
	—	86	288	374	—	387	289	676
Mortgage-backed securities:
Financial	—	188	—	188	—	167	—	167
	4,134	662	288	5,084	7,119	1,040	289	8,448
Derivative contracts, at fair value(1)	—	—	—	—	—	3	—	3
	$4,134	$662	$288	$5,084	$7,119	$1,043	$289	$8,451
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, cyclical	$473	$—	$—	$473	$—	$—	$—	$—
Energy	—	—	—	—	—	—	—	—
Funds	—	60	—	60	4,466	10	—	4,476
	473	60	—	533	4,466	10	—	4,476
Derivative contracts, at fair value(2)	—	84	—	84	—	42	—	42
	$473	$144	$—	$617	$4,466	$52	$—	$4,518

(1)	Included in other assets in our consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in investments measured at fair value for which our Investment segment has used Level 3 input to determine fair value are as follows:

	Year Ended December 31,
	2012	2011
	(in millions)
Balance at January 1	$289	$329
Gross realized and unrealized gains	4	8
Gross proceeds	(5)	(48)
Balance at December 31	$288	$289
Unrealized gains of $4 million are included in earnings related to Level 3 investments still held at December 31, 2012. Total realized and unrealized gains and losses recorded for Level 3 investments, if any, are reported in net gain from investment activities in our consolidated statements of operations.
The Investment Funds owned one Level 3 corporate debt investment at December 31, 2012.  Fair value was determined through yield analysis of comparable loans to which we applied a risk premium that we determined to be appropriate, which resulted in a lower valuation for our Level 3 investment.  Adjusting the risk premium by 1% in either direction would result in a 3% change in the fair value of the loan.
Other Segments and Holding Company
The following table summarizes the valuation of our Automotive and Energy segments and our Holding Company investments and derivative contracts by the above fair value hierarchy levels as of December 31, 2012 and 2011:

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Marketable equity and debt securities	$1	$—	$—	$1	$20	$—	$—	$20
Trading securities	—	—	60	60	—	—	—	—
Investments in precious metals	—	—	—	—	150	—	—	150
Derivative contracts, at fair value(1)	—	1	21	22	—	3	—	3
	$1	$1	$81	$83	$170	$3	$—	$173
Liabilities
Derivative contracts, at fair value(2)	$—	$89	$—	$89	$—	$57	$—	$57

(1)	Amounts are classified within other assets in our consolidated balance sheets.

(2)	Amounts are classified within accrued expenses and other liabilities in our consolidated balance sheets.

The changes in trading securities measured at fair value for which our Holding Company have used Level 3 input to determine fair value are as follows:

	Year Ended December 31,
	2012	2011
	(in millions)
Balance at January 1	$—	$—
Transfer in	81	—
Gross realized and unrealized gains	—	—
Balance at December 31	$81	$—

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A certain security and a related derivative held by the Holding Company was transferred from Level 2 to Level 3 during the fourth quarter of 2012 because there was lack of observable market data due to a decrease in market activity for this security. This security was valued based on trading EBITDA multiples and enterprise value to resource ratios of market comparables.
Assets measured at fair value on a nonrecurring basis during the years ended December 31, 2012 are set forth in the table below:

	December 31, 2012
	Level 3	Recognized
Category	Asset	Loss
	(in millions)
Property, plant and equipment	$109	$59
Intangible assets	232	52
Goodwill	—	14
Other assets	—	4
We determined the fair value of property, plant and equipment by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize and through the use of valuation specialists. The fair values of intangible assets, primarily related to certain trademarks and brand names, are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. Refer to Note 9, "Goodwill and Intangible Assets, Net," for further discussion relating to our Metals segment's goodwill impairment analysis.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our Automotive segment's defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. Plans:
Cash	$34	$—	$—	$34	$—	$—	$—	$—
Amounts due from broker	—	—	—	—	669	—	—	669
Investments with registered investment companies:
Equity securities	257	—	—	257	1	—	—	1
Fixed income securities	143	—	—	143	—	—	—	—
Real estate and other	4	—	—	4	—	—	—	—
Equity securities	217	—	—	217	—	—	—	—
Fixed income collective trust	—	45	—	45	—	—	—	—
Debt securities:
Corporate and other	—	37	—	37	—	—	—	—
Government	—	27	—	27	—	—	—	—
Hedge funds	—	—	14	14	—	—	—	—
	$655	$109	$14	$778	$670	$—	$—	$670
Non-U.S. Plans:
Insurance contracts	$—	$—	$42	$42	$—	$—	$35	$35
Cash	—	—	—	—	1	—	—	1
Investments with registered investment companies:
Fixed income securities	10	—	—	10	9	—	—	9
Equity securities	1	—	—	1	1	—	—	1
Corporate bonds	—	2	—	2	—	2	—	2
	$11	$2	$42	$55	$11	$2	$35	$48

The changes in U.S. and Non-U.S. plan assets measured at fair value for which our Automotive segment has used Level 3 input to determine fair value are as follows:

	Year Ended December 31,
	2012	2011
	(in millions)
U.S. Plans:
Hedge funds:
Balance at January 1	$—	$—
Realized/unrealized gains (losses), net	2	—
Purchases and settlements, net	12	—
Balance at December 31	$14	$—

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2012	2011
	(in millions)
Non-U.S. Plans:
Insurance contracts:
Balance at January 1	$35	$33
Realized/unrealized gains (losses), net	1	2
Purchases and settlements, net	7	4
Sales, net	(2)	(3)
Foreign currency exchange rate movements	1	(1)
Balance at December 31	$42	$35
U.S. Plans
As of December 31, 2012, plan assets were comprised of 61% equity investments, 33% fixed income investments, and 6% in other investments which include hedge funds. Approximately 95% of the U.S. plan assets were invested in actively managed investment funds. Federal-Mogul's investment strategy includes a target asset allocation of 50% equity investments, 25% fixed income investments and 25% in other investment types including hedge funds.
Federal-Mogul changed investment managers for its U.S. pension plan assets near the end of 2011. The transition was implemented on December 31, 2011 and almost all of the plan assets were sold and the proceeds reinvested as funds became available on January 3, 2012. Accordingly, the plans assets were comprised almost entirely of amounts due from broker at December 31, 2011 and then immediately reinvested beginning January 3, 2012.
Investments with registered investment companies, common and preferred stocks, and government debt securities are valued at the closing price reported on the active market on which the funds are traded. Corporate debt securities are valued by third-party pricing sources. Hedge funds and collective trusts are valued at net asset value per share.
Non-U.S. Plans
The insurance contracts guarantee a minimum rate of return. Federal-Mogul has no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law.
The following table presents our Food Packaging and Railcar segment's defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. and Non-U.S. Plans:
Asset category:
Cash equivalents	$7	$—	$—	$7	$4	$—	$—	$4
Equity securities	23	29	—	52	18	33	—	51
Fixed income securities	14	15	—	29	18	14	—	32
Other	—	1	30	31	—	—	27	27
	$44	$45	$30	$119	$40	$47	$27	$114

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in U.S. and Non-U.S. plan assets measured at fair value for which our Food Packaging and Railcar segment's have used Level 3 input to determine fair value are as follows:

	Year Ended December 31,
	2012	2011
	(in millions)
U.S. and Non-U.S. Plans:
Balance at January 1	$27	$28
Realized/unrealized gains (losses), net	3	(1)
Purchases and settlements, net	—	—
Balance at December 31	$30	$27

8.	Financial Instruments.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Investment Funds may also purchase and write option contracts. As a writer of option contracts, the Investment Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Investment Funds are obligated to purchase or sell, at the holder's option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds' satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets. At December 31, 2012, the maximum payout amounts relating to certain put options written by the Investment Funds were approximately $7.9 billion, of which approximately $6.8 billion related to covered put options on existing short positions on a certain stock index.  At December 31, 2011, the maximum payout amounts relating to certain put options written by the Investment Funds approximated $1.7 billion, of which approximately $1.4 billion related to covered put options on existing short positions on a certain stock index. As of December 31, 2012 and 2011, there were unrealized gains of $180 million and $24 million, respectively.
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2012 and 2011 was $84 million and $42 million, respectively.
At December 31, 2012 and 2011, the Investment Funds had $148 million and $257 million, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash in our consolidated balance sheets.
U.S. GAAP requires the disclosure of information about obligations under certain guarantee arrangements. Such guarantee arrangements requiring disclosure include contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.
From time to time, the Investment Funds enter into certain derivative contracts, in the form of credit default swaps, which meet the accounting definition of a guarantee, whereby the occurrence of a credit event with respect to the issuer of the underlying financial instrument may obligate the Investment Funds to make a payment to the swap counterparties. No such derivative contracts existed as of December 31, 2012. As of December 31, 2011, the Investment Funds had entered into such a credit default swap with a maximum notional amount of $8 million, with a term of one year. This credit default swap had a below investment grade risk profile. We estimate that our maximum exposure related to this credit default swap approximates 48.0% of such notional amounts as of December 31, 2011.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Automotive
Interest Rate Risk
During 2008, Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. As of December 31, 2012 and 2011, unrealized net losses of $10 million and $44 million, respectively, were recorded in accumulated other comprehensive loss as a result of these hedges. As of December 31, 2012, losses of $10 million are expected to be reclassified from accumulated other comprehensive loss to the consolidated statement of operations within the next 12 months.
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
Commodity Price Risk
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
Federal-Mogul had commodity price hedge contracts outstanding with combined notional values of $45 million and $117 million at December 31, 2012 and December 31, 2011, respectively, substantially all of which mature within one year in each of the respective periods and substantially all were designated as hedging instruments for accounting purposes. Unrealized net gains of $1 million and losses of $15 million were recorded in accumulated other comprehensive loss as of December 31, 2012 and 2011, respectively.
Exchange Rate Risk
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
Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Federal-Mogul had notional values of $160 million and $27 million of foreign currency hedge contracts outstanding at December 31, 2012 and December 31, 2011, respectively, of which $11 million and $27 million, respectively, were designated as cash flow hedging instruments for accounting purposes. Unrealized net gains of less than $1 million and $3 million were recorded in accumulated other comprehensive loss as of December 31, 2012 and December 31, 2011, respectively, for the contracts designated as hedging instruments. The remaining outstanding contracts as of December 31, 2012 with combined notional value of approximately $149 million were entered into by Federal-Mogul in order to offset fluctuations in consolidated earnings caused by changes in currency rates used to translate earnings at foreign subsidiaries into U.S. dollars over the next 12 months. These contracts are not designated as hedging instruments for accounting purposes and are marked to market through the income statement. Unrealized losses of $10 million related to these contracts were recorded in other income, net for the years ended December 31, 2012.
Concentrations of Credit Risk
Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. Federal-Mogul's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of Federal-Mogul's direct sales during the years ended December 31, 2012. During 2011, Federal-Mogul granted terms extension with certain customers in the North American aftermarket. As a result, Federal-Mogul had one VCS customer that accounted for 19% of its net accounts receivable balance as of December 31, 2012. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.
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
CVR maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the consolidated balance sheets. The maintenance margin balance is included within other assets within consolidated balance sheets. Depending upon the position of the open commodity derivatives as of the reporting date, the amounts are classified either as an asset or liability within the consolidated balance sheets. From time to time, CVR may be required to deposit additional funds into this margin account. The fair value of the open commodity positions as of December 31, 2012 was a net loss of less than a $1 million which is included in accrued expenses and other liabilities. For the period May 5, 2012 through December 31, 2012, CVR recognized a net realized and unrealized loss $4 million and is included in other (loss) income, net in the consolidated statement of operations.
Commodity Swap
In September 2011, CVR entered into several commodity swap contracts with effective periods beginning in January 2012. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the consolidated balance sheets with changes in fair value currently recognized in the consolidated statement of operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. As of December 31, 2012, CVR had open commodity hedging instruments consisting of 23.3 million barrels of crack spreads primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at December 31, 2012 was a net liability of $67 million. For the period May 5, 2012 through December 31, 2012, CVR recognized a net realized and unrealized loss of $176 million which is recorded in other (loss) income, net in the consolidated statements of operations.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swap
On June 30 and July 1, 2011, CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements totals $63 million (split evenly between the two agreement dates) and commenced on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.975%. Both swap agreements are settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three-month LIBOR as governed by the CRNF credit agreement. At December 31, 2012, the effective rate was approximately 4.6%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense in the consolidated statement of operations. The realized loss on the interest rate swap reclassified from accumulated other comprehensive income ("AOCI") into interest expense was $0.6 million for the period May 5, 2012 through December 31, 2012.
Consolidated Derivative Information
The following table presents the consolidated fair values of our derivatives that are not designated as hedging instruments:

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Not Designated as Hedging Instruments	December 31,		December 31,
	2012	2011	2012	2011
	(in millions)
Equity contracts	$21	$3	$35	$42
Foreign exchange contracts	—	3	59	—
Commodity contracts	1	—	68	—
Sub-total	22	6	162	42
Netting across contract types(3)	(1)	—	(1)	—
Total(3)	$21	$6	$161	$42

(1)	Net asset derivatives are located within other assets in our consolidated balance sheets.

(2)	Net liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.

(3)	Excludes netting of cash collateral received and posted. The total collateral posted at December 31, 2012 and 2011 was $148 million and $257 million, respectively, across all counterparties.
The following table presents the effects of our derivative instruments not designated as hedging instruments on the statements of operations for the years ended December 31, 2012, 2011 and 2010:

	Gain (Loss) Recognized in Income(1)
	Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	2012	2011	2010
	(in millions)
Equity contracts	$(1,082)	$(39)	$2
Foreign exchange contracts	(78)	7	(12)
Credit contracts	1	18	38
Futures index spread	—	20	3
Commodity contracts	(180)	—	—
	$(1,339)	$6	$31

(1)
Gains (losses) recognized on derivatives are classified in net gain from investment activities in our consolidated statements of operations for our Investment segment and are included in other income (loss), net for all other segments.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2012, the volume of our derivative activities based on their notional exposure, categorized by primary underlying risk, are as follows:

	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Equity swaps	$2	$6,951
Foreign currency forwards	160	2,197
Interest rate swap contracts	1,253	—
Commodity contracts	52	21
The following table presents the fair values of our derivative instruments that are designated as cash flow hedging instruments:

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Designated as Cash Flow Hedging Instruments	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(in millions)
Interest rate swap contracts	$—	$—	$13	$44
Commodity contracts	2	—	1	16
Foreign currency contracts	—	3	—	—
Sub-total	2	3	14	60
Netting across contract types	(2)	(3)	(2)	(3)
Total	$—	$—	$12	$57

(1)	Located within other assets in our consolidated balance sheets.

(2)	Located within accrued expenses and other liabilities in our consolidated balance sheets.

The following tables present the effect of our derivative instruments that are designated as cash flow hedging instruments on our consolidated financial statements for the years ended December 31, 2012, 2011 and 2010:

Year Ended December 31, 2012
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$(4)	$(38)	Interest expense	$—
Commodity contracts	7	(10)	Cost of goods sold	—
Foreign currency contracts	(2)	1	Cost of goods sold	—
	$1	$(47)		$—

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2011
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$(13)	$(39)	Interest expense	$—
Commodity contracts	(22)	5	Cost of goods sold	(1)	Other income, net
Foreign currency contracts	3	—		—
	$(32)	$(34)		$(1)

Year Ended December 31, 2010
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$(58)	$(38)	Interest expense	$—
Commodity contracts	16	9	Cost of goods sold	—
Foreign currency contracts	1	1	Cost of goods sold	—
	$(41)	$(28)		$—

9.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	December 31, 2012
	Automotive	Energy	Railcar	Food Packaging	Metals	Consolidated
	(in millions)
Gross carrying amount, January 1	$1,323	$—	$7	$3	$20	$1,353
Acquisitions	—	930	—	—	—	930
Adjustment to step-up value	44	—	—	—	(6)	38
Foreign exchange	1	—	—	—	—	1
Gross carrying amount, December 31	1,368	930	7	3	14	2,322

Accumulated impairment, January 1	(226)	—	—	—	—	(226)
Impairment	—	—	—	—	(14)	(14)
Accumulated impairment, December 31	(226)	—	—	—	(14)	(240)

Net carrying value, December 31	$1,142	$930	$7	$3	$—	$2,082

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2011
	Automotive	Energy	Railcar	Food Packaging	Metals	Consolidated
	(in millions)
Gross carrying amount, January 1	$1,343	$—	$7	$3	$2	$1,355
Acquisitions	—	—	—	—	19	19
Adjustment to step-up value	(19)	—	—	—	(1)	(20)
Foreign exchange	(1)	—	—	—	—	(1)
Gross carrying amount, December 31	1,323	—	7	3	20	1,353

Accumulated impairment, January 1	(226)	—	—	—	—	(226)
Impairment	—	—	—	—	—	—
Accumulated impairment, December 31	(226)	—	—	—	—	(226)

Net carrying value, December 31	$1,097	$—	$7	$3	$20	$1,127
Intangible assets, net consists of the following:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$921	$(238)	$683	$559	$(187)	$372
Developed technology	121	(57)	64	119	(46)	73
In-place leases	121	(43)	78	121	(34)	87
Gasification technology license	60	(2)	58	—	—	—
Other	47	(15)	32	41	(12)	29
	$1,270	$(355)	915	$840	$(279)	561
Indefinite-lived intangible assets:
Trademarks and brand names			262			309
Gaming licenses			29			29
			291			338
Intangible assets, net			$1,206			$899
We recorded amortization expense associated with definite-lived intangible assets for the years ended December 31, 2012, 2011 and 2010 of $77 million, $65 million and $62 million, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated future amortization expense for our definite-lived intangible assets is as follows:

Year	Amount
(in millions)
2013	$81
2014	81
2015	81
2016	78
2017	78
Thereafter	516
$915
Automotive
Goodwill
During the year ended December 31, 2012, our Automotive segment increased goodwill and decreased property, plant and equipment by $8 million to correct for property, plant and equipment that were improperly valued in our initial purchase accounting. In addition, during the year ended December 31, 2012, our Automotive segment increased goodwill by $36 million related to our initial purchase accounting related to a liability associated with alleged defective products. This error resulted from the fact that our Automotive segment has not been properly accounting for alleged defective products as it has been recording an expense when a claim was made by the customer as opposed to at point of sale. Our Automotive segment performed an analysis and determined that it needed to increase to its alleged defective products liability by $37 million as of December 31, 2012. Our Automotive segment analyzed the impact of this error on our goodwill impairment analysis for the years ended December 2008 through 2012 and determined that this error did not impact the results of goodwill impairment for any of these years.
During the year ended December 31, 2011, our Automotive segment corrected $19 million of tax adjustments that were improperly recorded to goodwill in its stepped-up accounting.
In June 2012, Federal-Mogul entered into a definitive agreement to purchase the BERU spark plug business from BorgWarner, Inc. These spark plugs are manufactured in France and Germany and are sold to European original equipment manufacturers. The purchase was finalized at the end of September 2012 for $52 million, net of acquired cash. Federal-Mogul has performed a preliminary allocation of the purchase price in accordance with FASB ASC Topic 805, Business Combinations. Federal-Mogul is utilizing a third party to assist in the fair value determination of certain components of the purchase price allocation, namely fixed assets and intangible assets. Federal-Mogul has preliminarily recorded $22 million of definite-lived intangible assets and $1 million of indefinite-lived intangible assets associated with this acquisition.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the reorganization of Federal-Mogul's operating businesses into two business units as of September 1, 2012, the reporting units for our Automotive segment have also been reorganized accordingly and now consist of Powertrain and VCS. As a result of this reorganization, we were required to reassign our Automotive segment's existing goodwill balances to the new reporting units utilizing a relative fair value allocation approach in accordance with FASB ASC Topic 350. With the assistance of a third-party appraiser, we allocated $504 million and $638 million of goodwill based on their fair values as of September 1, 2012 to the Powertrain and VCS reporting units, respectively. In addition, we evaluated the potential for goodwill impairment resulting from the reorganization of reporting units. In assessing whether we had an impairment in either of our Powertrain or VCS reporting units as a result of the reorganization, we considered certain trends of businesses comprising our Powertrain and VCS reporting units, along with other quantitative and qualitative factors, and concluded that the business reorganization did not result in a goodwill impairment charge during the third quarter of 2012.
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
In our annual goodwill impairment analysis for our Automotive segment as of October 1, 2012, we note that our Automotive segment's VCS reporting unit's fair value exceeded its carrying value by less than 1%, and accordingly is deemed to be at risk of failing “Step 1” of a goodwill impairment analysis. Because our Automotive segment's VCS reporting unit's fair value exceeded its carrying value by such a small margin, we believe that it was prudent to perform a "Step 2" goodwill impairment analysis for our Automotive segment's VCS reporting unit. "Step 2" calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit, from the fair value of the reporting unit as determined in "Step 1". The implied fair value of goodwill determined in "Step 2" is compared to the carrying value of goodwill. The implied fair value of goodwill for "Step 2" for the VCS reporting unit exceeded its net book value by approximately 4% as of October 1, 2012. Given the complexity of the calculation, we have not yet finalized "Step 2" goodwill impairment assessment for the VCS reporting unit. To the extent that the finalization of our assessment of goodwill requires an adjustment to the preliminary impairment charge, such adjustment would be recorded in the first quarter of 2013.
Intangible Assets
Based upon certain impairment indicators related to our Automotive segment's friction business during the second quarter of 2012, including lower than expected profits and cash flows due to continued lower aftermarket volumes, further product mix shifts and pressure on margins, our Automotive segment performed a trademarks and brand names impairment analysis in accordance with the subsequent measurement provisions of FASB ASC Topic 350. As a result of this impairment analysis, we recorded an impairment charge of $13 million during the second quarter of 2012. In addition, in conjunction with our goodwill impairment test that was precipitated by the reorganization as of September 1, 2012, as discussed above, we also performed a trademarks and brand names impairment analysis in accordance with FASB ASC 350, Intangibles-Goodwill and other, as of September 1, 2012. Our impairment analyses compare the fair values of these assets to the related carrying values, and impairment charges are recorded for any excess of carrying values over fair values. These fair values are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. Based upon these analyses, our Automotive segment recognized a $46 million impairment charge for year ended December 31, 2012.
Energy
As further discussed in Note 3, "Acquisition," we acquired a controlling interest in CVR on May 4, 2012. As a result, of the acquisition, based on preliminary valuations, we recorded goodwill of $930 million, of which $472 million and $458 million was allocated to our Energy segment's petroleum and fertilizer reporting units, respectively. The allocation of goodwill to our Energy segment's reporting units will be subject to additional adjustments as we finalize our purchase price allocation.  The goodwill arising from the acquisition is largely due to certain CVR factors, including CVR's location attributes, trained and assembled workforce, and a deferred tax liability offset adjustment, which arises from the nature of the stock transaction. Specifically related to locational attributes, CVR is an inland refiner that buys the majority of its crude oil at prices linked to the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

West Texas Intermediate benchmark and then sells gasoline at prices based on global benchmarks like the North Sea Brent crude.  This is beneficial to CVR because oil production in the North American heartland is rising faster than the inland crude can be piped to available refiners; this oversupply has benefited the gross margins of Midwestern refiners such as CVR.  None of the goodwill recognized is deductible for income tax purposes.
In addition, we recorded definite-lived intangible assets aggregating $410 million, of which $60 million related to gasification technology license with a useful life of 25 years, $10 million related to permitting assets with a useful life of 25 years and $340 million related to customer relationships with a useful life of 20 years. The gasification technology license and customer relationships definite-lived intangibles were allocated solely to our Energy segment's fertilizer reporting unit and the permitting assets definite-lived intangible assets were allocated solely to our Energy segment's petroleum reporting unit. The allocation of goodwill and intangibles to our Energy segment's reporting units will be subject to additional adjustments as we finalize our purchase price allocation. None of the goodwill recognized is deductible for income tax purposes.
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
Food Packaging
As a result of our acquisition of a controlling interest in Viskase on January 15, 2010, certain long-term assets have been adjusted as a result of our required utilization of common control parties' underlying basis in such assets. As of December 31, 2012, the net balances of such assets included adjustments as follows: $3 million for goodwill and $9 million for intangible assets.
Metals
During the year ended December 31, 2012, our Metals segment reduced its goodwill by $6 million, which related to certain acquisitions made during 2011 and consisted of a $11 million increase in tangible and identifiable intangible assets due to finalization of purchase price allocations, offset by additional purchase price payments of $4 million and and increase in the environmental liability at acquisition of $1 million. our Metals segment performed its annual impairment review of indefinite-lived intangible assets in the fourth quarter of 2012. Because of the downturn in the scrap metals industry in 2012, along with continued challenging market conditions in the metals industry, our Metals segment determined that all of its goodwill and trade name intangible assets were impaired. As a result, our Metals segment recorded an impairment charge of $18 million in 2012.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Property, Plant and Equipment, Net.
Property, plant and equipment, net consists of the following:

		December 31,
	Useful Life	2012	2011
	(in years)	(in millions)
Land		$465	$464
Buildings and improvements	4 - 40	2,064	1,040
Machinery, equipment and furniture	1 - 30	4,519	2,565
Assets leased to others	15 - 39	743	509
Construction in progress		649	410
		8,440	4,988
Less: Accumulated depreciation and amortization		(1,917)	(1,483)
Property, plant and equipment, net		$6,523	$3,505
Depreciation and amortization expense related to property, plant and equipment for the years ended ended December 31, 2012, 2011 and 2010 was $470 million, $345 million and $365 million, respectively.

11.	Debt.
Debt consists of the following:

	Icahn Enterprises		Icahn Enterprises Holdings
	December 31,		December 31,
	2012	2011	2012	2011
	(in millions)		(in millions)
8% senior unsecured notes due 2018 - Icahn Enterprises/Icahn Enterprises Holdings	$2,476	$1,450	$2,471	$1,444
7.75% senior unsecured notes due 2016 - Icahn Enterprises/Icahn Enterprises Holdings	1,050	1,050	1,047	1,046
Senior unsecured variable rate convertible notes due 2013 - Icahn Enterprises/Icahn Enterprises Holdings	556	556	556	556
Debt facilities - Automotive	2,738	2,737	2,738	2,737
Debt facilities - Energy	749	—	749	—
Credit facilities - Energy	125	—	125	—
Debt facilities - Gaming	—	49	—	49
Credit facilities - Gaming	171	—	171	—
Senior unsecured notes and secured term loan facility - Railcar	275	275	275	275
Senior secured notes and revolving credit facility - Food Packaging	214	214	214	214
Mortgages payable - Real Estate	70	75	70	75
Other	124	67	124	67
	$8,548	$6,473	$8,540	$6,463
Senior Unsecured Notes - Icahn Enterprises and Icahn Enterprises Holdings
8% Senior Unsecured Notes Due 2018 and 7.75% Senior Unsecured Notes Due 2016
On January 15, 2010, we and Icahn Enterprises Finance Corp. (“Icahn Enterprises Finance”) (collectively, the “Issuers”), issued $850 million aggregate principal amount of 7.75% Senior Unsecured Notes due 2016 (the “2016 Notes”) and $1,150

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Senior Unsecured Variable Rate Convertible Notes Due 2013 - Icahn Enterprises and Icahn Enterprises Holdings
In April 2007, we issued an aggregate of $600 million of variable rate senior convertible notes due 2013 (the “variable rate notes”). The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act, and issued pursuant to an indenture dated as of April 5, 2007, by and among us, as issuer, Icahn Enterprises Finance, as co-issuer, and Wilmington Trust Company, as trustee. Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the variable rate notes. The variable rate notes bear interest at a rate of three-month LIBOR minus 125 basis points, but the all-in-rate can be no less than 4.0% nor more than 5.5%, and are convertible into our depositary units at a conversion price of $132.595 per depositary unit per $1,000 principal amount, subject to adjustments in certain circumstances. Pursuant to the indenture governing the variable rate notes, on October 5, 2008, the conversion price was adjusted downward to $105.00 per depositary unit per $1,000 principal amount. As a result of the unit distributions on May 31, 2011, March 30, 2012, May 31, 2012 and August 31, 2012, November 30, 2012, the conversion price was adjusted further downward to $101.50 per depositary unit per $1,000 principal amount. As of December 31, 2012, the interest rate was 4.0%. The interest on the variable rate notes is payable quarterly on each January 15, April 15, July 15 and October 15. The variable rate notes mature on August 15, 2013, assuming they have not been converted to depositary units before their maturity date.
In the event that we declare a cash dividend or similar cash distribution in any calendar quarter with respect to our depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits and/or stock dividends), the indenture governing the variable rate notes requires that we simultaneously make such distribution to holders of the variable rate notes in accordance with a formula set forth in the indenture. We paid aggregate cash distributions of $3 million for each of the years ended December 31, 2011 and 2010 to holders of our variable rate notes in respect to our distribution payments to our depositary unitholders. There were no distributions during the year ended December 31, 2012. Such amounts have been classified as interest expense in our consolidated statements of operations.
On January 25, 2013, Icahn Enterprises and Icahn Enterprises Holdings delivered a notice of satisfaction and discharge to the registered holders of our outstanding variable rate notes. See Note 20, "Subsequent Events," for further discussion.
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
As of December 31, 2012 and 2011, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the applicable indentures. Additionally, as of December 31, 2012, based on covenants in the applicable indenture governing our senior unsecured notes, we are permitted to incur approximately $1.3 billion in additional indebtedness.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2012 and December 31, 2011, the borrowing availability under the revolving credit facility was $451 million and $496 million, respectively. Federal-Mogul had $37 million and $38 million of letters of credit outstanding as of December 31, 2012 and December 31, 2011, respectively, pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.
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
The Debt Facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on (i) investments; (ii) certain acquisitions, mergers or consolidations; (iii) sale and leaseback transactions; (iv) certain transactions with affiliates and (v) dividends and other payments in respect of capital stock. At December 31, 2012 and , 2011, Federal-Mogul was in compliance with all debt covenants under the Debt Facilities.
The weighted average cash interest rates for debt were approximately 2.6% and 3.7% as of December 31, 2012 and 2011, respectively.
Debt and Credit Facilities - Energy
Senior Secured Notes
On April 6, 2010, CRLLC and its then wholly owned subsidiary, Coffeyville Finance Inc. (together the "CVR Issuers"), completed a private offering of $275 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 (the "CVR First Lien Notes") and $225 million aggregate principal amount of 10.875% Second Lien Senior Secured Notes due 2017 (the "CVR Second Lien Notes" and, together with the CVR First Lien Notes, the "CVR Notes").  On December 15, 2011, the CVR Issuers sold an additional $200 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 ("New CVR Notes"). The New CVR Notes were issued as "Additional CVR Notes" pursuant to the indenture dated April 6, 2010 (the "CVR Indenture") and, together with the existing CVR First Lien Notes, are treated as a single class for all purposes under the CVR Indenture including, without limitation, waivers, amendments, redemptions and other offers to purchase. Unless otherwise indicated, the New CVR Notes and the existing first lien notes are collectively referred to herein as the "CVR First Lien Notes."
The CVR First Lien Notes were scheduled to mature on April 1, 2015, unless earlier redeemed or repurchased by the CVR Issuers. See further discussion below related to the tender and redemption of all the outstanding CVR First Lien Notes in the fourth quarter of 2012. The CVR Second Lien Notes mature on April 1, 2017, unless earlier redeemed or repurchased by the CVR Issuers. All of the outstanding CVR Second Lien Notes were redeemed on January 23, 2013. See Note 20, "Subsequent Events-Energy," for further discussion regarding the CVR Second Lien Notes. Interest was payable on the Notes semi-annually on April 1 and October 1 of each year. The CVR Notes were fully and unconditionally guaranteed by each of CRLLC's subsidiaries other than CVR Partners and CRNF.
As further described in Note 3, "Acquisition," we acquired a controlling interest in CVR on May 4, 2012. As a result of the acquisition, we revalued the CVR Notes to its acquisition date fair values, resulting in the recognition of premiums aggregating $54 million which will be amortized to interest expense on a straight line basis over the remaining life of the CVR

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes. In addition our acquisition of a controlling interest in CVR constituted a change of control requiring the CVR Issuers to make an offer to repurchase all of its outstanding CVR Notes at 101.0% of the principal amount of notes tendered.  On June 4, 2012, the CVR Issuers offered to purchase all or any part of the CVR Notes, at a cash purchase price of 101% of the aggregate principal amount of the CVR Notes, plus accrued and unpaid interest, if any.  The offer expired on July 5, 2012 with none of the outstanding CVR Notes tendered.
On October 23, 2012, CVR Refining LLC (“Refining LLC”) and its wholly-owned subsidiary, Coffeyville Finance Inc., completed a private offering of $500 million in aggregate principal amount of 6.50% Second Lien Secured Notes due 2022 (the "2022 Notes"). The 2022 Notes were issued at par. Refining LLC received approximately $493 million of cash proceeds, net of the underwriting fees, but before deducting other third-party fees and expenses associated with the offering. The 2022 Notes were secured by substantially the same assets that secured the outstanding CVR Second Lien Notes, subject to exceptions, until such time that the outstanding Second Lien Notes were discharged in full, which occurred on January 23, 2013. Approximately $348 million of the net proceeds from the offering was used to fund a completed and settled tender offer resulting in the purchase of approximately $323 million of the 9.0% First Lien Notes due April 1, 2015 and to settle accrued interest of approximately $2 million through October 23, 2012 and to pay related fees and expenses. A premium of approximately $23 million was incurred associated with the tender.
The 2022 Notes mature on November 1, 2022, unless earlier redeemed or repurchased by the issuers. Interest is payable on the 2022 Notes semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013.
Asset Backed (ABL) Credit Facility
On February 22, 2011, CRLLC entered into a $250 million asset-backed revolving credit agreement ("ABL Credit Facility") with a group of lenders including Deutsche Bank Trust Company Americas as collateral and administrative agent. The ABL Credit Facility is scheduled to mature in August 2015 and replaced the $150 million first priority credit facility which was terminated. The ABL Credit Facility was used to finance ongoing working capital, capital expenditures, letters of credit issuance and general needs of CVR and includes among other things, a letter of credit sublimit equal to 90% of the total facility commitment and a feature which permits an increase in borrowings of up to $250 million (in the aggregate), subject to additional lender commitments. On December 15, 2011, CRLLC entered into an incremental commitment agreement to increase the borrowings under the ABL Credit Facility to $400 million in the aggregate in connection with the New CVR Notes issuance as discussed above. Terms of the ABL Credit Facility did not change as a result of the additional availability. On December 20, 2012, the ABL Credit Facility was amended and restated as discussed further below.
In connection with the closing of CVR Partners's initial public offering in April 2011, CVR Partners and CRNF were released as guarantors of the ABL Credit Facility.
Borrowings under the facility bore interest based on a pricing grid determined by the previous quarter's excess availability. The pricing for borrowings under the ABL Credit Facility ranged from LIBOR plus a margin of 2.75% to LIBOR plus 3.0% or the prime rate plus 1.75% to prime rate plus 2.0% for Base Rate Loans. Availability under the ABL Credit Facility was determined by a borrowing base formula supported primarily by cash and cash equivalents, certain accounts receivable and inventory.
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
Amended and Restated Asset Backed (ABL) Credit Facility
On December 20, 2012, CRLLC, CVR Refining, and Refining LLC and each of the operating subsidiaries of Refining LLC (collectively, the “Credit Parties”) entered into the “Amended and Restated ABL Credit Facility with a group of lenders and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and collateral agent. The Amended and Restated ABL Credit Facility replaced the ABL Credit Facility described above and is scheduled to mature on December 20, 2017.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the amended and restated facility, the Refining Partnership assumed CVR's position as borrower and CVR's obligations under the facility upon the closing of the Refining Partnership's IPO on January 23, 2013.
The Amended and Restated ABL Credit Facility is a senior secured asset based revolving credit facility in an aggregate principal amount of up to $400 million with an incremental facility, which permits an increase in borrowings of up to $200 million subject to additional lender commitments and certain other conditions. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of the Credit Parties and their subsidiaries. The Amended and Restated ABL Credit Facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of 10% of the total facility commitment for swingline loans and 90% of the total facility commitment for letters of credit.
Borrowings under the Amended and Restated ABL Credit Facility bear interest at either a base rate or LIBOR plus an applicable margin. The applicable margin is (i) (a) 1.75% for LIBOR borrowings and (b) 0.75% for prime rate borrowings, in each case if quarterly average excess availability exceeds 50% of the lesser of the borrowing base and the total commitments and (ii) (a) 2.00% for LIBOR borrowings and (b) 1.00% for prime rate borrowings, in each case if quarterly average excess availability is less than or equal to 50% of the lesser of the borrowing base and the total commitments. The Amended and Restated ABL Credit Facility also requires the payment of customary fees, including an unused line fee of (i) 0.40% if the daily average amount of loans and letters of credit outstanding is less than 50% of the lesser of the borrowing base and the total commitments and (ii) 0.30% if the daily average amount of loans and letters of credit outstanding is equal to or greater than 50% of the lesser of the borrowing base and the total commitments. The Refining Partnership will also be required to pay customary letter of credit fees equal to, for standby letters of credit, the applicable margin on LIBOR loans on the maximum amount available to be drawn under and, for commercial letters of credit, the applicable margin on LIBOR loans less 0.50% on the maximum amount available to be drawn under, and customary facing fees equal to 0.125% of the face amount of, each letter of credit.
The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their respective subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investment and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. The Credit Parties were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of December 31, 2012.
As of December 31, 2012, CRLLC had availability under the Amended and Restated ABL Credit Facility of $372 million and had letters of credit outstanding of approximately $28 million. There were no borrowings outstanding under the ABL Credit Facility as of December 31, 2012.
CVR Partners Credit Facility
On April 13, 2011, CRNF, as borrower, and CVR Partners, as guarantor, entered into a new credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125 million and a revolving credit facility of $25 million, which was undrawn as of December 31, 2012, with an uncommitted incremental facility of up to $50 million. No amounts were outstanding under the revolving credit facility at December 31, 2012.
Borrowings under the credit facility bear interest based on a pricing grid determined by the trailing four quarter leverage ratio. The initial pricing for Eurodollar rate loans under the credit facility is the Eurodollar rate plus a margin of 3.50% or, for base rate loans, the prime rate plus 2.50%. Under its terms, the lenders under the credit facility were granted a first priority security interest (subject to certain customary exceptions) in substantially all of the assets of CRNF and CVR Partners.
The credit facility requires CVR Partners to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets and the ability of CVR Partners to dispose of assets, to make restricted payments, investments and acquisitions, or enter into sale-leaseback transactions and affiliate transactions. The credit facility provides that CVR Partners can make distributions to holders of its common units provided, among other things, it is in compliance with the leverage ratio and interest coverage ratio on a pro forma basis after giving effect to any distribution and there is no default or event of default under the credit facility. As of December 31, 2012, CRNF was in compliance with the covenants contained in the credit facility.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facilities - Gaming
New Credit Facilities
In March 2012, Tropicana entered into credit facilities (the "Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million, issued at a discount of 2% (the "New Term Loan Facility") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million (the "Letter of Credit Facility"). Commencing on June 30, 2012, the New Term Loan Facility requires quarterly principal payments of 0.25% of the original principal amount with any remaining outstanding amounts due on the maturity date, March 16, 2018. The New Term Loan Facility is secured by substantially all of Tropicana's assets and is guaranteed by all of its domestic subsidiaries. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the Exit Facility, as discussed below, which totaled $108 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty, of which $58 million was eliminated in consolidation due to the fact that we had owned a portion of the Exit Facility. In addition, the Revolving Facility was terminated when the Exit Facility was repaid in full. Our Gaming segment recognized a $2 million loss on extinguishment of debt which includes a $1 million prepayment penalty and a $1 million write-off of unamortized debt issuance costs and discounts for 2012. Such amounts have been included in other income, net in our consolidated statements of operations.
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
The obligations under the New Term Loan Facility bear interest, at Tropicana's election, at an annual rate equal to either: (i) the sum of (a) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) (subject to a 1.50% floor); plus (b) a margin of 6.00%; or (ii) the sum of: (a) the alternate base rate, which is equal to the greatest of: (1) the corporate base rate of UBS AG, Stamford Branch; (2) the Federal Funds Effective Rate (as defined in the New Term Loan Facility) plus 0.50%; or (3) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) for one month plus 1.00% (all subject to a 2.50% floor); plus (b) a margin of 5.00%; such that, in either case, the applicable interest rate shall not be less than 7.50%.  An additional 2% default rate also applies in certain instances described in the New Term Loan Facility. As of December 31, 2012, the interest rate was 7.5%.
The New Term Loan Facility may be prepaid at the option of Tropicana at any time without penalty (other than customary breakage fees), except that a 1% premium will apply in certain circumstances if prepaid prior to March 16, 2013. The New Term Loan Facility contains mandatory prepayment provisions from proceeds received by Tropicana and its subsidiaries as a result of asset sales, the incurrence of indebtedness and issuance of equity, casualty events and excess cash flow (subject in each case to certain exceptions). Key covenants binding Tropicana and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, (ii) compliance with a first lien net leverage ratio, measured quarterly on a trailing twelve-month basis (commencing at 3.50:1.00 for the quarter ended June 30, 2012, and reducing over time to 2.50:1.00 beginning as of the quarter ending March 31, 2016), and (iii) compliance with a total net leverage ratio, measured quarterly on a trailing twelve-month basis, of 5.00:1.00.  Tropicana was in compliance with the covenants of the New Term Loan Facility at December 31, 2012.
Prior Credit Facilities
In connection with Tropicana's completion of the Restructuring Transactions (see Note 4, “Operating Units-Gaming”), Tropicana entered into a credit facility (the "Exit Facility") which consisted of a (i) $130 million senior secured term loan credit facility issued at a discount of 7%, which was funded on March 8, 2010, the Effective Date and (ii) a $20 million senior secured revolving credit facility. Each of the Investment Funds was a lender under the Exit Facility and, in the aggregate, held over 50% of the loans under the Term Loan Facility and was obligated to provide 100% of any amounts borrowed by Tropicana under the Revolving Facility. The Exit Facility would have matured on March 8, 2013 and was secured by substantially all of Tropicana's assets. On June 30, 2011, the Investment Funds made a dividend-in-kind distribution of their investment in the loans under the Exit Facility to us and as a result we are now the direct lenders under Exit Facility. (See Note 4, "Operating Units-Gaming," for additional discussion regarding this distribution-in-kind.) All amounts outstanding under the Exit Facility accrued interest at a rate per annum of 15% so long as no default or event of default has occurred and, or at a rate per annum of 17% in the event that a default or event of default has occurred. In addition, Tropicana was required to pay an annual administrative fee of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility. The Exit Facility was guaranteed by substantially all the existing and future subsidiaries of Tropicana. As discussed above, in March 2012, Tropicana paid in full the remaining amounts outstanding under the Exit Facility and terminated its Revolving Facility.
Senior Unsecured Notes and Secured Term Loan Facility - Railcar
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
Subsequent to December 31, 2012, ARI redeemed the remaining $175 million of its ARI Notes outstanding. See Note 20, "Subsequent Events," for further discussion.
The ARI Notes bore a fixed interest rate of 7.5% and were due in 2014. On or after March 1, 2013, the ARI Notes can be redeemed at par value plus any accrued and unpaid interest. Interest on the ARI Notes was payable semi-annually in arrears on March 1 and September 1. The indenture governing the ARI Notes (the “ARI Notes Indenture”) contained restrictive covenants that limited ARI's ability to, among other things, incur additional debt, issue disqualified or preferred stock, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. Certain covenants, including those that restricted ARI's ability to incur additional indebtedness and issue disqualified or preferred stock, become more restrictive if ARI's fixed charge coverage ratio, as defined, is less than 2.0 to 1.0 as measured on a rolling four-quarter basis. ARI was in compliance with all of its covenants under the ARI Notes Indenture as of December 31, 2012.
In December 2012, ARI, through its wholly-owned subsidiary, entered into a senior secured delayed draw term loan facility ("ARI Term Loan") that is secured by a portfolio of railcars, the receivables associated with those railcars and certain other assets. The ARI Term Loan provides for an initial draw at closing ("Initial Draw") and allows for up to two additional draws. The first additional draw ("First Draw") must occur on or before February 28, 2013 with the second additional draw to occur in March, April or May of 2013. The capacity of the ARI Term Loan is limited to the lesser of $199.8 million or 75% of the Net Aggregate Equipment Value, as defined in the credit agreement and matures at the earlier of the fifth anniversary of the First Draw and February 28, 2018.
Upon closing, the Initial Draw was $98.1 million, net of fees and expenses. The fair value of the ARI Term Loan was $100 million as of December 31, 2012 and is based upon estimates by various banks determined by trading levels on the date of measurement using a level 2 fair value measurement as defined by U.S. GAAP under the fair value hierarchy. For definition and discussion of a Level 2 input for fair value measurement, refer to Note 7, "Fair Value Measurements." As of December 31, 2012, the outstanding principal balance on the ARI Term Loan was $100 million.
During February 2013, ARI made the First Draw in the amount of $50 million. See Note 20, "Subsequent Events," for further discussion.
The ARI Term Loan bears interest at one-month LIBOR plus 2.5%, subject to an alternative fee as set forth in the credit agreement, and is payable on the 15th of each month ("Payment Date"), commencing on the earlier of the Payment Date following the First Draw and (b) the Payment Date in March 2013. The interest rate increases by 2.0% following certain defaults. ARI is required to pay 3.33% of principal annually via monthly payments that are due on the Payment Date, with any remaining balance payable on the final scheduled maturity. The ARI Term Loan may be prepaid at any time without premium or penalty, other than customary LIBOR breakage fees. The ARI Term Loan contains restrictive covenants that limit a subsidiary of ARI's ability to, among other things, incur additional debt, issue additional equity, sell certain assets, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. Certain covenants, including those that restrict a subsidiary of ARI's ability to incur additional indebtedness and issue equity, become more restrictive if a subsidiary of ARI's debt service coverage ratio, as defined, is less than 1.05 to 1.0 as measured on a rolling three-quarter basis. ARI was in compliance with all of its covenants under the ARI Term Loan as of December 31, 2012. As of December 31, 2012, the net book value of the railcars that were pledged as part of the ARI Term Loan were $112 million.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In November 2007, Viskase entered into a $25 million secured revolving credit facility (the “Viskase Revolving Credit Facility”) with Arnos Corporation, an affiliate of Mr. Icahn. In connection with our majority acquisition of Viskase on January 15, 2010, we assumed the Viskase Revolving Credit Facility from Arnos Corporation. On April 28, 2011, we entered into an agreement with Viskase, extending the maturity date of the Viskase Revolving Credit Facility from January 31, 2012 to January 31, 2013. On March 14, 2012, the maturity date was extended further to January 31, 2014. Borrowings under the loan and security agreement governing the Viskase Revolving Credit Facility are subject to a borrowing base formula based on percentages of eligible domestic receivables and eligible domestic inventory. Under the Viskase Revolving Credit Facility, the interest rate is LIBOR plus a margin of 2.00% currently (which margin will be subject to performance based increases up to 2.50%); provided that the minimum interest rate shall be at least equal to 3.00%. The Viskase Revolving Credit facility also provides for an unused line fee of 0.375% per annum. There were no borrowings under the Viskase Revolving Credit Facility as of each of December 31, 2012 and December 31, 2011.
Indebtedness under the Viskase Revolving Credit Facility is secured by liens on substantially all of Viskase's domestic and Mexican assets, with liens on certain assets that are contractually senior to the Viskase 9.875% Notes and the related guarantees pursuant to an intercreditor agreement and the Viskase 9.875% Notes.
The Viskase Revolving Credit Facility contains various covenants which restrict Viskase's ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets, make certain restricted payments, create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. The Viskase Revolving Credit Facility also requires that Viskase complies with various financial covenants. Viskase is in compliance with these requirements as of December 31, 2012 and December 31, 2011.
In its foreign operations, Viskase has unsecured lines of credit with various banks providing approximately $8 million of availability. There were no borrowings under the lines of credit at December 31, 2012 and 2011.
Letters of credit in the amount of $1 million were outstanding under facilities with a commercial bank, and were cash collateralized at each of December 31, 2012 and 2011.
Mortgages Payable - Real Estate
Mortgages payable, all of which are non-recourse to us, bear interest at rates between 4.97% and 7.99% and have maturities between May 31, 2013 and October 31, 2028.
Other
Secured Revolving Credit Agreement - Home Fashion

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 15, 2011, WPH executed an amended and restated senior secured revolving credit facility, or WPH Revolving Credit Facility, with Bank of America, NA, or BOA. This one-year senior credit facility was for $50 million with a maximum borrowing availability of $45 million, subject to monthly borrowing base calculations. Borrowings under the agreement bear interest, at the election of WPH, either at base rate (prime plus 1.00%) adjusted by an applicable margin ranging from 2.00% to 2.50% or LIBOR adjusted by a applicable margin ranging from plus 3.0% to 3.5%. WPH pays an unused line fee of 0.50% to 0.625%. Obligations under the agreement were secured by WPH's receivables, inventory and certain machinery and equipment. On January 1, 2012, WPH sent notice to BOA to reduce the face amount and maximum borrowing availability of this credit facility to $15 million effective January 1, 2012. WPH signed several extensions of this facility during 2012, extending the agreement expiration date to October 15, 2012.
On October 15, 2012, upon the expiration of a certain senior secured revolving credit facility of WPH, WPH entered into a new letter of credit facility (or the "LC Facility"), with a nationally recognized bank ("LC Issuer").  This one-year LC Facility has a $10 million credit line. Issuance of letters of credit under the LC Facility is subject to 0.50% annual fee on the outstanding face amount of the letters of credit issued under the LC Facility, which face amount as of December 31, 2012 was approximately $6 million.  Obligations under the LC Facility are secured by a cash collateral account pledged by WPH to LC Issuer.  The LC Facility does not contain any financial covenants.  WPH has determined that its liquidity needs are sufficiently covered by existing and projected cash resources for the foreseeable future. In the future, WPH may explore other financing options as circumstances warrant.
Consolidated Maturities
The following is a summary of the maturities of our debt and capital lease obligations as of December 31, 2012:

Year	Debt	Capital Leases
	(in millions)
2013	$676	$2
2014	2,037	2
2015	933	1
2016	1,185	2
2017	234	2
Thereafter	3,480	45
	$8,545	$54

12.	Compensation Arrangements.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mr. Alapont's deferred compensation agreement was also amended and restated on March 23, 2010. The amended and restated agreement included no changes that impacted the accounting for this agreement. Since the revised and restated agreement continues to provide for net cash settlement at the option of Mr. Alapont, it continued to be treated as a liability award as of December 31, 2012. The amount of the payout, which occurred on October 3, 2012, was approximately $10 million (500,000 shares of Federal-Mogul's common stock multiplied by the March 23, 2010 stock price of $19.46). During the years ended December 31, 2012, 2011 and 2010, Federal-Mogul recognized $1 million, $1 million and $2 million, respectively, in expense associated with Mr. Alapont's deferred compensation agreement. The deferred compensation agreement had intrinsic value of $10 million as of December 31, 2011.
The deferred compensation agreement values were estimated using the Monte Carlo valuation model with the following assumptions:

	December 31,
	2011	2010
Exercise price	$19.50	$19.50
Options outstanding (in millions)	2	2
Expected volatility	60%	58%
Expected dividend yield	—%	—%
Risk-free rate over the estimated expected life	0.17%	0.59%
Expected option life (in years)	1.5	2
Fair value of options (in millions)	$8	$7
Fair value of vested portion of options (in millions)	$8	$7
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
Energy
CVR has a long-term incentive plan (“LTIP”), which permits the grant of options, stock appreciation rights, non-vested shares, non-vested share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance-based restricted stock). As of December 31, 2012, only restricted shares of CVR common stock and stock options had been granted under the LTIP. Individuals who are eligible to receive awards and grants under the LTIP include CVR's employees, officers, consultants, advisors and directors.
Our acquisition of a controlling interest in CVR on May 4, 2012 constituted a change of control that, along with the Transaction Agreement, triggered a modification to outstanding awards under the LTIP.  Pursuant to the Transaction Agreement, all restricted stock awards scheduled to vest in 2012 were converted to restricted stock units whereby the recipient received cash settlement of the offer price of $30 per share in cash plus one CCP upon vesting. Restricted shares scheduled to vest in the years ending December 31, 2013, 2014 and 2015 were converted to restricted stock units whereby holders will receive a cash payment upon vesting equal to the lesser of the offer price or the fair market value as determined at the most recent valuation date of December 31 of each year. As a result of the modification, additional share-based compensation of $12 million was incurred to revalue the awards to the fair value upon the date of modification. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest. In addition, the classification changed from an equity award to a liability award due to the required cash settlement feature of the awards.
As of December 31, 2012, there was $20 million of total unrecognized compensation cost related to restricted shares to be recognized over a weighted-average period of approximately one years. The aggregate fair value at the grant date of the shares that vested for the period from May 5, 2012 to December 31, 2012 was approximately $10 million. As of December 31, 2012, unvested restricted shares outstanding had an aggregate fair value at grant date of approximately $27 million. Compensation expense associated with these restricted shares recorded for the period May 5, 2012 through December 31, 2012 was $33 million.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, CVR had a liability of approximately $20 million for unvested restricted share awards, which is included in accrued expenses and other liabilities on the balance sheet. For the period from May 5, 2012 to December 31, 2012, CVR paid cash of $22 million to settle liability-classified awards upon vesting.

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
Components of net periodic benefit cost (gain) for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Pension Benefits			Other Post-Employment Benefits
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
	(in millions)
Service cost	$30	$29	$30	$1	$1	$1
Interest cost	77	83	85	14	18	21
Expected return on plan assets	(62)	(67)	(60)	—	—	—
Amortization of actuarial losses	39	26	27	2	1	—
Amortization of prior service credit	1	—	—	(14)	(16)	(12)
Settlement gain	(1)	—	—	—	—	—
Curtailment gain	(1)	—	(1)	(51)	(1)	(29)
	$83	$71	$81	$(48)	$3	$(19)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Automotive
The following provides disclosures for our Automotive segment's benefit obligations, plan assets, funded status, recognition in the consolidated balance sheets and inputs and valuation assumptions:

	Pension Benefits				Other Post-Employment Benefits
	United States Plans		Non-U.S. Plans
	2012	2011	2012	2011	2012	2011
	(in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$1,227	$1,151	$362	$352	$350	$366
Service cost	21	19	9	9	1	1
Interest cost	53	58	16	17	14	18
Employee contributions	—	—	—	—	—	—
Benefits paid	(62)	(60)	(21)	(22)	(29)	(30)
Medicare subsidies received	—	—	—	—	3	3
Plan amendments	—	—	1	—	(16)	(4)
Curtailments	(16)	—	—	—	—	—
Settlements	(4)	—	—	—	—	—
Contractual termination benefit	6	—	—	—	—	—
Actuarial losses and changes in actuarial assumptions	98	59	94	21	75	(3)
Net transfers (out) in	(25)	—	3	1	(3)	—
Currency translation	—	—	10	(16)	—	(1)
Benefit obligation, end of year	1,298	1,227	474	362	395	350

Change in plan assets:
Fair value of plan assets, beginning of year	670	662	48	48	—	—
Actual return on plan assets	82	9	3	2	—	—
Company contributions	93	64	24	23	26	27
Benefits paid	(62)	(60)	(21)	(22)	(29)	(30)
Expenses	(5)	(5)	—	—	—	—
Medicare subsidies received	—	—	—	—	3	3
Employee contributions	—	—	—	—	—	—
Currency translation	—	—	1	(3)	—	—
Fair value of plan assets, end of year	778	670	55	48	—	—
Funded status of the plan	$(520)	$(557)	$(419)	$(314)	$(395)	$(350)

Amounts recognized in the consolidated balance sheets:
Net liability recognized	$(520)	$(557)	$(419)	$(314)	$(395)	$(350)

Amounts recognized in accumulated other comprehensive loss, inclusive of tax impacts:
Net actuarial loss	$435	$415	$107	$36	$113	$41
Prior service cost (credit)	—	—	4	3	(75)	(124)
Total	$435	$415	$111	$39	$38	$(83)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U. S. Pension Plan
In the fourth quarter of 2012, Federal-Mogul froze contributions credits under its U.S. qualified pension plan for salaried and non-union hourly employees. The elimination of benefit accruals related to participants' future service is treated as a curtailment and is shown as a $16 million reduction to the benefit obligation.
U.S. Welfare Benefit Plan
In July 2012, as a result of contract negotiations with a union at one of the Company's U.S. manufacturing locations, the benefits under the U.S. Welfare Benefit Plan were eliminated for the location's active participants. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $13 million prior service credit in accumulated other comprehensive income (“AOCI”). The corresponding reduction in the average remaining future service period to the full eligibility date also triggered the recognition of a $51 million OPEB curtailment gain which was recognized in the consolidated statements of operations during the third quarter of 2012. It should be noted that the calculation of the curtailment excluded the newly created prior service credit.
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
On May 6, 2010, Federal-Mogul approved an amendment to its U.S. Welfare Benefit Plan which eliminated OPEB for certain salaried and non-union hourly employees and retirees effective July 1, 2010. Given that this event eliminated the accrual of defined benefits for a significant number of active participants, Federal-Mogul re-measured its OPEB obligation. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $162 million prior service credit in accumulated other comprehensive income. The corresponding reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants also triggered the recognition of a $4 million curtailment gain which was recognized in the consolidated statements of operations during the second quarter of 2010. The calculation of the curtailment excluded the newly created prior service credit.
On July 23, 2010, as a result of contract negotiations with a union at one of the Company's U.S. manufacturing locations, the benefits under the U.S. Welfare Benefit Plan were eliminated. Since this event reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $2 million prior service credit in accumulated other comprehensive income. The corresponding reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants also triggered the recognition of a $24 million curtailment gain which was recognized in the consolidated statements of operations during the third quarter of 2010.
Weighted-average assumptions used to determine the benefit obligation as of December 31, 2012 and 2011:

	Pension Benefits				Other Post-Employment Benefits
	United States Plans		Non-U.S. Plans
	December 31,				December 31,
	2012	2011	2012	2011	2012	2011
	(in millions)
Discount rate	3.70%	4.50%	2.99%	4.69%	3.60%	4.45%
Rate of compensation increase	—%	3.50%	3.13%	3.16%	—%	—%

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted-average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31, 2012 and 2011:

	Pension Benefits				Other Post-Employment Benefits
	United States Plans		Non-U.S. Plans
	Year Ended December 31,				Year Ended December 31,
	2012	2011	2012	2011	2012	2011
	(in millions)
Discount rate	4.50%	5.15%	4.69%	4.92%	4.45%	5.10%
Expected return on plan assets	7.60%	8.50%	5.27%	5.34%	—%	—%
Rate of compensation increase	3.50%	3.50%	3.16%	3.18%	—%	—%

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
Refer to Note 7, “Fair Value Measurements,” for discussion of the fair value of each major category of plan assets, including the inputs and valuation techniques used to develop the fair value measurements of the plans' assets, at December 31, 2012 and 2011.
Information for defined benefit plans with projected benefit obligations in excess of plan assets:

	Pension Benefits				Other Post-Employment Benefits
	United States Plans		Non-U.S. Plans
	December 31,				December 31,
	2012	2011	2012	2011	2012	2011
	(in millions)
Projected benefit obligation	$1,298	$1,227	$472	$359	$395	$350
Fair value of plan assets	778	670	51	44	—	—

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		Non-U.S. Plans
	December 31,
	2012	2011	2012	2011
	(in millions)
Projected benefit obligation	$1,298	$1,227	$471	$359
Accumulated benefit obligation	1,298	1,213	436	338
Fair value of plan assets	778	670	50	44

The accumulated benefit obligation for all pension plans was $1,735 million and $1,554 million as of December 31, 2012 and 2011, respectively.
Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost over 2013:

	Pension Benefits		Other Post-Employment Benefits
	United States	Non-U.S.
	(in millions)
Amortization of actuarial losses	$14	$8	$6
Amortization of prior service credit	—	—	(11)
	$14	$8	$(5)

The assumed health care and drug cost trend rates used to measure next year's post-employment healthcare benefits are as follows:

	Other Post-Employment Benefits
	2012	2011
Health care cost trend rate	7.25%	7.63%
Ultimate health care cost trend rate	5.00%	5.00%
Year ultimate health care cost trend rate reached	2018	2018

Drug cost trend rate	8.38%	8.94%
Ultimate drug cost trend rate	5.00%	5.00%
Year ultimate drug cost trend rate reached	2018	2018

The assumed health care cost trend rate has a significant impact on the amounts reported for OPEB plans. The following table illustrates the sensitivity to a change in the assumed health care cost trend rate:

	Total Service and Interest Cost	APBO
	(in millions)
100 basis point (“bp”) increase in health care cost trend rate	$1	$27
100 bp decrease in health care cost trend rate	(1)	(23)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations (“PBO”), associated expense and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on Federal-Mogul's 2013 funding requirements.

	Pension Benefits						Other Post-Employment Benefits
	United States Plans			Non-U.S. Plans
	Change in 2013 expense	Change in PBO	Change in accumulated OCL	Change in 2013 expense	Change in PBO	Change in accumulated OCL	Change in 2013 expense	Change in PBO
	(in millions)
25 bp decrease in discount rate	$—	$35	$(35)	$1	$15	$(15)	—	$9
25 bp increase in discount rate	—	(34)	34	(1)	(14)	14	—	(9)
25 bp decrease in return on assets rate	2	—	—	—	—	—	—	—
25 bp increase in return on assets rate	(2)	—	—	—	—	—	—	—

Federal-Mogul's projected benefit payments from the plans are estimated as follows:

	Pension Benefits		Other Post-Employment Benefits
Years	United States Plans	Non-U.S. Plans
	(in millions)
2013	$81	$27	$30
2014	80	24	30
2015	81	25	30
2016	83	24	29
2017	78	25	29
2018-2022	413	134	128

Federal-Mogul expects to contribute approximately $82 million to its pension plans in fiscal 2013.
Federal-Mogul also maintains certain defined contribution pension plans for eligible employees. The total expenses attributable to Federal-Mogul's defined contribution savings plan were $25 million, $25 million and $23 million for the years ended December 31, 2012, 2011 and 2010, respectively. The amounts contributed to defined contribution pension plans include contributions to multi-employer plans of $1 million for each of the years ended December 31, 2012, 2011 and 2010.
Other Benefits
Federal-Mogul accounts for benefits to former or inactive employees paid after employment but before retirement pursuant to FASB ASC Topic 712, Compensation - Nonretirement Post-employment Benefits. The liabilities for such U.S. and European post-employment benefits were $34 million and $36 million at December 31, 2012 and 2011, respectively.
Railcar and Food Packaging
ARI is the sponsor of two defined benefit pension plans that cover certain employees at designated repair facilities. One plan, which covers certain salaried and hourly employees, is frozen and no additional benefits are accruing thereunder. The second plan, which covers only certain of ARI's union employees, was frozen effective January 1, 2012 and no benefits will

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accrue thereunder. Viskase and its subsidiaries have defined contribution and defined benefit plans varying by country and subsidiary. Viskase's operations in the United States, France, Germany and Canada have historically offered defined benefit retirement plans and post-retirement health care and life insurance benefits to their employees. Most of these benefits have been terminated, resulting in reductions in various liabilities.
The following provides disclosures for ARI's and Viskase's benefit obligations, plan assets, funded status, and recognition in the consolidated balance sheets. As pension costs for ARI and Viskase are not material to our consolidated financial position and results of operations, we do not provide information regarding their inputs and valuation assumptions.

	Pension Benefits		Other Post-Employment Benefits
	2012	2011	2012	2011
	(in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$178	$165	$—	$—
Service cost	—	1	—	—
Interest cost	8	8	—	—
Benefits paid	(9)	(9)	—	—
Actuarial losses	21	13	—	—
Adjustments to benefits	—	—	—	—
Benefit obligation, end of year	198	178	—	—
Change in plan assets:
Fair value of plan assets, beginning of year	114	116	—	—
Actual return on plan assets	13	(1)	—	—
Company contributions	6	8	—	—
Benefits paid	(9)	(9)	—	—
Fair value of plan assets, end of year	124	114	—	—
Funded status of the plan	$(74)	$(64)	$—	$—
Amounts recognized in the consolidated balance sheets:
Net liability recognized	$(74)	$(64)	$—	$—
Amounts recognized in accumulated other comprehensive loss, inclusive of tax impacts:
Net actuarial (loss) gain	$(66)	$(55)	$—	$1
Prior service credit	—	—	—	2
Total	$(66)	$(55)	$—	$3

14.	Net Income Per LP Unit.
For Icahn Enterprises, basic income (loss) per LP unit is based on net income or loss attributable to Icahn Enterprises allocable to limited partners. Net income or loss allocable to limited partners is divided by the weighted-average number of LP units outstanding. Diluted income (loss) per LP unit is based on basic income (loss) adjusted for interest charges applicable to the variable rate notes and preferred LP units as well as the weighted-average number of units and equivalent units outstanding.
The following table sets forth the allocation of net income attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted income per LP unit of Icahn Enterprises for the periods indicated:

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2012	2011	2010
	(in millions, except per unit data)
Net income (loss) from continuing operations attributable to Icahn Enterprises	$396	$750	$200
Less: Net income from continuing operations attributable to Icahn Enterprises allocable to general partner(1)	(9)	—	—
Net income (loss) from continuing operations attributable to Icahn Enterprises net of portion allocable 100% to general partner	387	750	200

Income (loss) from continuing operations attributable to Icahn Enterprises allocable to limited partners (98.01% allocation)	$379	$735	$196
Income (loss) from discontinued operations attributable to Icahn Enterprises allocable to limited partners (98.01% allocation)	$—	$—	$(1)

Basic income (loss) per LP unit:
Continuing operations	$3.75	$8.35	$2.28
Discontinued operations	0.00	0.00	(0.01)
	$3.75	$8.35	$2.27
Basic weighted average LP units outstanding	101	88	86

Dilutive effect of variable rate convertible notes:
Income	$—	$23	$—
Units	—	5	—

Dilutive effect of preferred LP units:
Income	$—	$—	$2
Units	—	—	1

Diluted income (loss) per LP unit:
Continuing operations	$3.75	$8.15	$2.27
Discontinued operations	0.00	0.00	(0.01)
	$3.75	$8.15	$2.26
Diluted weighted average LP units outstanding	101	93	87
(1) Amount represents net income allocable to the general partner for the period May 5, 2012 through August 23, 2012, the period in which Mr. Icahn and his affiliates' ownership in IEP Energy, other than Icahn Enterprises' ownership, were considered under common control. On August 24, 2012, Mr. Icahn and his affiliates contributed this interest to us in exchange for our depositary units. See Note 5, "Related Party Transactions-Energy," for further discussion regarding this transaction.
Because their effect would have been anti-dilutive, 5 million equivalent units relating to our variable rate notes have been excluded from diluted weighted average LP units outstanding for the years ended December 31, 2012 and 2010.
Unit Distributions
On November 2, 2012, the board of directors declared a quarterly distribution of $0.35 per depositary unit, comprised of a combination of $0.10 payable in cash and $0.25 payable in depositary units. The distribution was paid on November 30, 2012 to depositary unitholders of record at the close of business on November 15, 2012. We calculated the depositary units to be distributed based on the 20 trading-day volume weighted-average price of our depositary units ended on October 31, 2012, resulting in 0.005978 of a unit to be distributed per depositary unit.  To the extent that the aggregate units distributed to any

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

holder include a fraction of a unit, that fractional unit was settled in cash. As a result, we distributed 621,064 depositary units on November 30, 2012 in connection with this distribution.
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
As a result of our unit distributions on March 30, 2012, May 31, 2012, August 31, 2012 and November 30, 2012, we restated prior period income per LP unit to reflect the increase in weighted average LP units outstanding for all comparative periods. The effect on basic income per LP unit was a reduction of $0.20 and 0.05 per depositary unit for the years ended December 31, 2011 and 2010, respectively, compared to basic income per LP unit originally reported in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 12, 2012. The effect on diluted income per LP unit was a reduction of $0.18 and $0.06 per depositary unit for the years ended December 31, 2011 and 2010, respectively, compared to diluted income per LP unit originally reported in our Annual Report on Form 10-K for the year ended December 31, 2011.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

proceeds of $500 million. Of these additional depositary units distributed pursuant to the rights offering, Mr. Icahn and his affiliates received 12,995,584 additional depositary units.
Cancellation of Treasury Units
On January 20, 2012, we canceled all 1,137,200 of our treasury units outstanding.

15.	Segment and Geographic Reporting.
As of December 31, 2012, our nine operating segments, which also constitute our reporting segments, are: (1) Investment; (2) Automotive; (3) Energy; (4) Gaming; (5) Railcar; (6) Food Packaging; (7) Metals; (8) Real Estate and (9) Home Fashion. Our determination of what constitutes an operating segment is based on the various industries in which our businesses operate and how we manage those businesses in accordance with our investment strategy. We assess and measure segment operating results based on net income from continuing operations attributable to Icahn Enterprises and Icahn Enterprises Holdings, as disclosed below. Certain terms of financings for certain of our segments impose restrictions on the segments' ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions.
In addition to our nine reporting segments, we present the results of the Holding Company which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company. See Note 4, “Operating Units,” for a detailed description of each of our reporting segments.
As described in Note 4, "Operating Units-Gaming," our Investment segment acquired a controlling interest in Tropicana on November 15, 2010 and, therefore, we consolidated the results of Tropicana effective November 15, 2010. As further described in Note 4, through a distribution-in-kind transaction from our Investment segment directly to us, we directly own the investment in Tropicana's common stock effective April 29, 2011. Our management evaluates the aggregate performance of the Investment segment with all of its investments stated on a fair value basis, including its investment in Tropicana. Accordingly, although we are required to consolidate the results of Tropicana effective November 15, 2010 and separately report their results as part of our Gaming segment, the column representing our Investment segment's results include the investment in Tropicana on a fair value basis for the periods November 15, 2010 through April 29, 2011. For such period, we eliminate the fair value effects of Tropicana in the column labeled “Eliminations.”

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Icahn Enterprises' condensed statements of operations by reporting segment for the years ended December 31, 2012, 2011 and 2010 are presented below:

	Year Ended December 31, 2012
	Investment	Automotive	Energy(1)	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Eliminations	Consolidated
	(in millions)
Revenues:
Net sales	$—	$6,664	$5,703	$—	$575	$343	$1,102	$4	$228	$—	$—	$14,619
Other revenues from operations	—	—	—	613	80	—	—	82	—	—	—	775
Net gain from investment activities	314	—	—	—	2	—	—	—	—	27	—	343
Interest and dividend income	85	5	1	1	3	—	—	—	—	—	—	95
Other (loss) income, net	(1)	8	(185)	(3)	(3)	(2)	1	2	3	2	—	(178)
	398	6,677	5,519	611	657	341	1,103	88	231	29	—	15,654
Expenses:
Cost of goods sold	—	5,753	4,848	—	456	263	1,116	1	206	—	—	12,643
Other expenses from operations	—	—	—	312	57	—	—	49	—	—	—	418
Selling, general and administrative	24	710	112	250	27	45	28	14	37	18	—	1,265
Restructuring	—	26	—	—	—	1	—	—	4	—	—	31
Impairment	—	98	—	2	—	—	18	—	11	—	—	129
Interest expense	2	141	39	13	18	21	—	5	—	283	—	522
	26	6,728	4,999	577	558	330	1,162	69	258	301	—	15,008
Income (loss) before income tax benefit (expense)	372	(51)	520	34	99	11	(59)	19	(27)	(272)	—	646
Income tax benefit (expense)	—	29	(182)	(4)	(42)	(5)	1	—	—	284	—	81
Income (loss) from continuing operations	372	(22)	338	30	57	6	(58)	19	(27)	12	—	727
Less: net income from continuing operations attributable to non-controlling interests	(215)	(2)	(75)	(9)	(28)	(2)	—	—	—	—	—	(331)
Net income (loss) from continuing operations attributable to Icahn Enterprises	$157	$(24)	$263	$21	$29	$4	$(58)	$19	$(27)	$12	$—	$396

Supplemental information:
Capital expenditures	$—	$387	$138	$44	$256	$39	$24	$2	$—	$—	$—	$890
Depreciation and amortization(3)	$—	$289	$128	$32	$24	$18	$26	$23	$8	$—	$—	$548

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2011
	Investment	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Eliminations	Consolidated
	(in millions)
Revenues:
Net sales	$—	$6,910	$—	$453	$339	$1,095	$8	$322	$—	$—	$9,127
Other revenues from operations	—	—	624	66	—	—	81	—	—	—	771
Net gain from investment activities	1,887	—	—	—	—	—	—	—	27	(9)	1,905
Interest and dividend income	110	6	1	3	—	—	—	—	2	(5)	117
Other (loss) income, net	(101)	21	(1)	(8)	(1)	1	1	3	7	—	(78)
	1,896	6,937	624	514	338	1,096	90	325	36	(14)	11,842
Expenses:
Cost of goods sold	—	5,822	—	410	263	1,068	3	305	—	—	7,871
Other expenses from operations	—	—	329	51	—	—	47	—	—	—	427
Selling, general and administrative	37	736	254	25	43	25	16	61	31	—	1,228
Restructuring	—	5	—	—	—	—	—	6	—	—	11
Impairment	—	48	5	—	—	—	—	18	—	—	71
Interest expense	15	141	9	20	21	—	6	1	223	—	436
	52	6,752	597	506	327	1,093	72	391	254	—	10,044
Income (loss) before income tax (expense) benefit	1,844	185	27	8	11	3	18	(66)	(218)	(14)	1,798
Income tax (expense) benefit	—	(17)	(3)	(4)	(5)	3	—	—	(8)	—	(34)
Income (loss) from continuing operations	1,844	168	24	4	6	6	18	(66)	(226)	(14)	1,764
Less: net (income) loss from continuing operations attributable to non-controlling interests	(971)	(47)	(11)	(2)	(2)	—	—	10	—	9	(1,014)
Net income (loss) from continuing operations attributable to Icahn Enterprises	$873	$121	$13	$2	$4	$6	$18	$(56)	$(226)	$(5)	$750

Supplemental information:
Capital expenditures	$—	$348	$34	$36	$37	$25	$1	$—	$—	$—	$481
Depreciation and amortization(3)	$—	$284	$32	$22	$16	$23	$23	$10	$—	$—	$410

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2010
	Investment	Automotive	Gaming(2)	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Eliminations	Consolidated
	(in millions)
Revenues:
Net sales	$—	$6,219	$—	$205	$316	$725	$9	$429	$—	$—	$7,903
Other revenues from operations	—	—	78	69	—	—	81	—	—	—	228
Net gain from investment activities	756	—	—	—	—	—	—	—	79	(21)	814
Interest and dividend income	178	5	—	4	—	—	—	—	5	(1)	191
Other (loss) income, net	(47)	15	—	(8)	1	—	—	2	(27)	—	(64)
	887	6,239	78	270	317	725	90	431	57	(22)	9,072
Expenses:
Cost of goods sold	—	5,212	—	210	234	697	6	400	—	—	6,759
Other expenses from operations	—	—	41	55	—	—	48	—	—	—	144
Selling, general and administrative	41	704	37	26	46	23	19	75	28	—	999
Restructuring	—	8	—	—	—	—	—	8	—	—	16
Impairment	—	2	—	—	—	—	1	9	—	—	12
Interest expense	4	141	1	21	21	—	8	1	192	—	389
	45	6,067	79	312	301	720	82	493	220	—	8,319
Income (loss) before income tax expense)	842	172	(1)	(42)	16	5	8	(62)	(163)	(22)	753
Income tax (expense) benefit	(2)	(12)	—	15	(2)	(1)	—	—	(7)	—	(9)
Income (loss) from continuing operations	840	160	(1)	(27)	14	4	8	(62)	(170)	(22)	744
Less: net (income) loss from continuing operations attributable to non-controlling interests	(492)	(44)	2	12	(4)	—	—	20	(52)	14	(544)
Net income (loss) from continuing operations attributable to Icahn Enterprises	$348	$116	$1	$(15)	$10	$4	$8	$(42)	$(222)	$(8)	$200

Supplemental information:
Capital expenditures	$—	$251	$6	$6	$20	$21	$1	$2	$115	$—	$422
Depreciation and amortization(3)	$—	$333	$5	$23	$14	$18	$23	$11	$—	$—	$427

(1)	We consolidated CVR effective May 4, 2012.

(2)	We consolidated Tropicana effective November 15, 2010.

(3)
Excludes amounts related to the amortization of debt discounts and premiums included in interest expense in the amounts of $27 million, $37 million and $36 million for the years ended December 31, 2012, 2011 and 2010, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Icahn Enterprises' condensed balance sheets by reporting segment as of December 31, 2012 and December 31, 2011 are presented below:

	December 31, 2012
	Investment	Automotive	Energy	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$14	$467	$896	$243	$207	$31	$14	$87	$67	$1,045	$3,071
Cash held at consolidated affiliated partnerships and restricted cash	1,386	—	—	15	3	1	4	2	6	2	1,419
Investments	5,084	240	—	35	57	—	—	—	14	61	5,491
Accounts receivable, net	—	1,375	211	13	37	62	102	5	36	—	1,841
Inventories, net	—	1,074	528	—	110	61	122	—	60	—	1,955
Property, plant and equipment, net	—	1,971	2,648	431	426	154	142	665	83	3	6,523
Goodwill and intangible assets, net	—	1,782	1,327	68	7	12	11	78	3	—	3,288
Other assets	109	373	133	47	15	34	22	15	22	198	968
Total assets	$6,593	$7,282	$5,743	$852	$862	$355	$417	$852	$291	$1,309	$24,556
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$152	$1,859	$1,535	$134	$156	$74	$73	$18	$35	$178	$4,214
Securities sold, not yet purchased, at fair value	533	—	—	—	—	—	—	—	—	—	533
Due to brokers	—	—	—	—	—	—	—	—	—	—	—
Post-employment benefit liability	—	1,409	—	—	10	66	3	—	—	—	1,488
Debt	—	2,805	926	171	275	215	3	71	—	4,082	8,548
Total liabilities	685	6,073	2,461	305	441	355	79	89	35	4,260	14,783

Equity attributable to Icahn Enterprises	2,387	860	2,383	379	257	(3)	338	763	256	(2,951)	4,669
Equity attributable to non-controlling interests	3,521	349	899	168	164	3	—	—	—	—	5,104
Total equity	5,908	1,209	3,282	547	421	—	338	763	256	(2,951)	9,773
Total liabilities and equity	$6,593	$7,282	$5,743	$852	$862	$355	$417	$852	$291	$1,309	$24,556

	December 31, 2011
	Investment	Automotive	Gaming	Railcar	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$7	$953	$150	$307	$66	$7	$216	$55	$517	$2,278
Cash held at consolidated affiliated partnerships and restricted cash	4,941	—	16	—	2	2	2	—	16	4,979
Investments	8,448	228	34	45	—	—	—	13	170	8,938
Accounts receivable, net	—	1,169	19	34	53	98	5	46	—	1,424
Inventories, net	—	956	—	96	53	163	—	76	—	1,344
Property, plant and equipment, net	—	1,855	416	194	131	134	679	93	3	3,505
Goodwill and intangible assets, net	—	1,808	77	7	14	30	87	3	—	2,026
Other assets	81	319	58	21	31	42	15	33	42	642
Total assets	$13,477	$7,288	$770	$704	$350	$476	$1,004	$319	$748	$25,136
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$162	$1,875	$145	$110	$75	$85	$23	$36	$332	$2,843
Securities sold, not yet purchased, at fair value	4,476	—	—	—	—	—	—	—	—	4,476
Due to brokers	2,171	—	—	—	—	—	—	—	—	2,171
Post-employment benefit liability	—	1,272	—	9	56	3	—	—	—	1,340
Debt	—	2,798	49	275	216	4	75	—	3,056	6,473
Total liabilities	6,809	5,945	194	394	347	92	98	36	3,388	17,303

Equity attributable to Icahn Enterprises	3,282	967	402	172	(1)	384	906	283	(2,640)	3,755
Equity attributable to non-controlling interests	3,386	376	174	138	4	—	—	—	—	4,078
Total equity	6,668	1,343	576	310	3	384	906	283	(2,640)	7,833
Total liabilities and equity	$13,477	$7,288	$770	$704	$350	$476	$1,004	$319	$748	$25,136

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our segments' geographic net sales from external customers, other revenues from operations and property, plant and equipment, net for the periods indicated:

	Net Sales			Other Revenues From Operations			Property, Plant and Equipment, Net
	Year Ended December 31,			Year Ended December 31,			December 31,
	2012	2011	2010	2012	2011	2010	2012	2011
	(in millions)
United States	$10,247	$4,459	$3,849	$763	$760	$222	$4,879	$1,997
Germany	1,175	1,302	1,068	—	—	—	403	388
Other	3,197	3,366	2,986	12	11	6	1,241	1,120
	$14,619	$9,127	$7,903	$775	$771	$228	$6,523	$3,505
(1) Geographic location is based on location of the customer and location of the asset.
Icahn Enterprises Holdings
Due to the structure of our business, the consolidated results of operations for Icahn Enterprises and Icahn Enterprises Holdings are substantially the same. Differences primarily relate to non-cash portions of interest expense, and are only reflected in the results of operations for our Holding Company. See Note 11, "Debt," for additional information. Segment information for Icahn Enterprises Holdings is presented below for significant financial statement line items affected by these differences.

	Year Ended December 31,									December 31,
	2012			2011			2010			2012	2011
	Interest Expense	Net Income (Loss) From Continuing Operations	Net Income (Loss) From Continuing Operations Attributable to Icahn Enterprises Holdings	Interest Expense	Net Income (Loss) From Continuing Operations	Net Income (Loss) From Continuing Operations Attributable to Icahn Enterprises Holdings	Interest Expense	Net Income (Loss) From Continuing Operations	Net Income (Loss) From Continuing Operations Attributable to Icahn Enterprises Holdings	Total Assets	Total Assets
	(in millions)									(in millions)
Investment	$2	$372	$157	$15	$1,844	$873	$4	$840	$348	$6,593	$13,477
Automotive	141	(22)	(24)	141	168	121	141	160	116	7,282	7,288
Energy	39	338	263	—	—	—	—	—	—	5,743	—
Gaming	13	30	21	9	24	13	1	(1)	1	852	770
Railcar	18	57	29	20	4	2	21	(27)	(15)	862	704
Food Packaging	21	6	4	21	6	4	21	14	10	355	350
Metals	—	(58)	(58)	—	6	6	—	4	4	417	476
Real Estate	5	19	19	6	18	18	8	8	8	852	1,004
Home Fashion	—	(27)	(27)	1	(66)	(56)	1	(62)	(42)	291	319
Holding Company	282	13	13	222	(225)	(225)	190	(167)	(219)	1,323	759
Eliminations	—	—	—	—	(14)	(5)	—	(22)	(8)	—	—
Consolidated	$521	$728	$397	$435	$1,765	$751	$387	$747	$203	$24,570	$25,147
Amounts related to the amortization of debt discounts and premiums included in interest expense for the consolidated results of Icahn Enterprises Holdings were $26 million, $36 million and $34 million for the years ended December 31, 2012, 2011 and 2010, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Income Taxes.
The difference between the book basis and the tax basis of our net assets, not directly subject to income taxes, is as follows:

	Icahn Enterprises		Icahn Enterprises Holdings
	Year Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011
	(in millions)		(in millions)
Book basis of net assets	$4,669	$3,755	$4,691	$3,776
Book/tax basis difference	(1,840)	(1,553)	(1,840)	(1,553)
Tax basis of net assets	$2,829	$2,202	$2,851	$2,223
Our corporate subsidiaries recorded the following income tax benefit (expense) attributable to continuing operations for our taxable subsidiaries:

	Year Ended December 31,
	2012	2011	2010
Continuing Operations	(in millions)
Current:
Domestic	$(104)	$(1)	$17
International	(53)	(45)	(54)
Total current	(157)	(46)	(37)
Deferred:
Domestic	191	4	(15)
International	47	8	43
Total deferred	238	12	28
	$81	$(34)	$(9)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effect of significant differences representing deferred tax assets (liabilities) (the difference between financial statement carrying value and the tax basis of assets and liabilities) is as follows:

	Year Ended December 31,
	2012	2011
	(in millions)
Deferred tax assets:
Property, plant and equipment	$146	$180
Net operating loss	1,163	873
Tax credits	134	120
Post-employment benefits, including pensions	441	412
Reorganization costs	51	78
Other	311	167
Total deferred tax assets	2,246	1,830
Less: Valuation allowance	(1,550)	(1,403)
Net deferred tax assets	$696	$427

Deferred tax liabilities:
Property, plant and equipment	$(644)	$(115)
Intangible assets	(377)	(263)
Investment in partnerships	(303)	(103)
Investment in U.S. subsidiaries	(307)	(366)
Other	(27)	(14)
Total deferred tax liabilities	(1,658)	(861)
	$(962)	$(434)

We recorded deferred tax assets and deferred tax liabilities of $373 million and $1,335 million, respectively, as of December 31, 2012 and $122 million and $556 million, respectively, as of December 31, 2011. Deferred tax assets are included in other assets in our consolidated balance sheets.
We analyze all positive and negative evidence to consider whether it is more likely than not that all of the deferred tax assets will be realized.  Projected future income, tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment.  As of December 31, 2012 we had a valuation allowance of approximately $1.6 billion primarily related to tax loss and credit carryforwards, post-retirement benefits and other deferred tax assets.  The current and future provisions for income taxes may be significantly impacted by changes to valuation allowances.  These allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. For 2012, the valuation allowance on deferred tax assets increased by $147 million. The increase is primarily attributable to a $399 million increase recorded by Federal Mogul, a $221 million decrease recorded by American Entertainment Properties Corp. ("AEP"), an indirect wholly owned subsidiary of ours, and decreases in the valuation allowance of $31 million recorded by other segments.  For 2011, the valuation allowance on deferred tax assets increased by $1 million. The increase is primarily attributable to a $47 million decrease recorded by Federal-Mogul, increases in valuation allowance of $23 million and $30 million recorded by WPH and Viskase, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the effective tax rate on continuing operations as shown in the consolidated statements of operations to the federal statutory rate is as follows:

	Years Ended December 31,
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
Foreign Operations	0.7	0.8	3.0
Valuation allowance	14.8	(0.6)	(5.7)
Gain on settlement of liabilities subject to compromise	(51.7)	(1.4)	—
Income not subject to taxation	(12.6)	(31.4)	(30.0)
Other	1.3	(0.5)	(1.1)
	(12.5)%	1.9%	1.2%
Automotive
Federal-Mogul did not record taxes on its undistributed earnings from foreign subsidiaries of $719 million at December 31, 2012 since these earnings are considered to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, Federal-Mogul may be subject to U.S. income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.
As of December 31, 2012, Federal-Mogul had $467 million of cash and cash equivalents, of which $219 million was held by foreign subsidiaries. In accordance with FASB ASC 740-30-25-17 through 19, Federal-Mogul asserts that these funds are indefinitely reinvested due to operational and investing needs of the foreign locations. Furthermore, Federal-Mogul will accrue any applicable taxes in the period when it no longer intends to indefinitely reinvest these funds. Federal-Mogul expects that the impact on cash taxes would be immaterial due to: the availability of net operation loss carryforwards and related valuation allowances; earnings considered previously taxed; and applicable tax treaties.
Federal-Mogul continues to maintain a valuation allowance related to its net deferred tax assets in multiple jurisdictions. As of December 31, 2012, Federal-Mogul had valuation allowances of $849 million related to tax loss and credit carryforwards. The current and future provisions for income taxes may be significantly impacted by changes to valuation allowances in certain countries. These allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. The future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.
At December 31, 2012, Federal-Mogul had a deferred tax asset before valuation allowance of $903 million for tax loss carryforwards and tax credits, including approximately $507 million in the United States with expiration dates from fiscal 2013 through fiscal 2032; $199 million in the United Kingdom with no expiration date; and $197 million in other jurisdictions with various expiration dates.
Energy

On May 19, 2012, CVR became a member of the consolidated federal tax group of AEP. At December 31, 2012, CVR has Kansas state income tax credits of approximately $10 million, which are available to reduce future Kansas state regular income taxes. These credits, if not used, will expire in 2027 to 2028. Additionally, CVR has Oklahoma state income tax credits of approximately $4 million which are available to reduce future Oklahoma state regular income taxes. These credits have an indefinite life.
Gaming, Home Fashion, Food Packaging and Other
At December 31, 2012, AEP, which includes CVR, Metals, Home Fashion and Real Estate segments, among others, had $727 million of net operating loss carryforwards with expiration dates from years 2025 through 2031. During 2012, WPH merged into a newly formed single member limited liability company owned by AEP. The merger constituted a tax free reorganization. In addition, AEP acquired a controlling interest in CVR during 2012. CVR has a history of significant earnings and projections of future earnings. Pursuant to these transactions, AEP evaluated all positive and negative evidence associated with its deferred tax assets and, primarily as a result of the merger of WPH and the change in estimated future earnings from

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the acquisition of CVR, AEP concluded it was more likely than not that all of the federal net operating loss carryforward related to our Home Fashion segment would be realized. Accordingly, during 2012, AEP reversed $221 million of valuation allowance related to our Home Fashion segment's deferred tax assets. Due to separate company net operating loss limitations, AEP could not determine that it was more likely than not to realize some of the state net operating loss carryforwards and the federal net operating loss carryforward from other segments. The valuation allowance on these deferred tax assets is approximately $48 million as of December 31, 2012.
At December 31, 2012, Atlantic Coast had a federal net operating loss carryforward of $11 million, which will begin expiring in the year 2025 and forward.
At December 31, 2012, Viskase had U.S. federal and state net operating loss carryforwards of $107 million which will begin expiring in the year 2024 and forward, and foreign net operating loss carryforwards of $927 million with $325 million that begins expiring in 2015 and the remainder has an unlimited carryforward period. A U.S. based valuation allowance of $55 million has been recorded at December 31, 2012, as Viskase believes it is more likely than not that all deferred tax assets will not be fully realized based on the expectation of taxable income in future years.
Viskase did not record taxes on its undistributed earnings from foreign subsidiaries of $62 million at December 31, 2012 since these earnings are considered to be permanently reinvested. Viskase may be subject to U.S. income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.
At December 31, 2012, ARI had state net operating losses of $6 million, which expires between 2014 and 2031. ARI considers its Canadian earnings to be permanently reinvested, and therefore has not recorded a provision for U.S. income tax or foreign withholding taxes on the cumulative earnings of its Canadian subsidiary. Such undistributed earnings from ARI's Canadian subsidiary have been included in consolidated retained earnings of approximately $2 million for both December 31, 2012 and 2011. If ARI were to change its intentions and such earnings were remitted to the U.S., these earnings would be subject to U.S. income taxes. However, as of December 31, 2012 and 2011 foreign tax credits would be available to offset these taxes such that the U.S. tax impact would be insignificant.
Tropicana has federal NOL carryforwards pursuant to the purchase of Adamar of New Jersey, Inc. (“Adamar”). Internal Revenue Code Section 382 (“Code 382”) places certain limitations on the annual amount of NOL carryforwards that can be utilized when a change of ownership occurs. Tropicana believes its purchase of Adamar was a change in ownership pursuant to Code 382. As a result of the annual limitation, the NOL carryforward amount available to be used in future periods is approximately $174 million and will begin to expire in the year 2028 and forward. As of December 31, 2012, Tropicana could not determine that it was more likely than not that it would utilize its NOL carryforwards before expiration and accordingly has established a full valuation allowance.
Accounting for Uncertainty in Income Taxes
A summary of the changes in the gross amounts of unrecognized tax benefits for the fiscal years ended December 31, 2012, 2011 and 2010 are as follows:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Balance at January 1	$388	$407	$430
Addition based on tax positions related to the current year	23	7	7
Acquisition of CVR	18	—	—
Increase for tax positions of prior years	15	27	7
Decrease for tax positions of prior years	(15)	(20)	(9)
Decrease for statute of limitation expiration	(14)	(9)	(21)
Settlements	(301)	(21)	—
Impact of currency translation and other	(1)	(3)	(7)
Balance at December 31	$113	$388	$407

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2012, 2011 and 2010, we had unrecognized tax benefits of $113 million, $388 million and $407 million, respectively. Of these totals, $54 million, $71 million and $81 million represents the amount of unrecognized tax benefits that if recognized, would affect the annual effective tax rate in the respective periods. The total unrecognized tax benefits differ from the amount which would affect the effective tax rate primarily due to the impact of valuation allowances.
During the next 12 months, Federal-Mogul believes that it is reasonably possible that unrecognized tax benefits of Federal-Mogul may decrease by approximately $22 million due to audit settlements or statute expirations, of which approximately $5 million, if recognized, could impact the effective tax rate. We do not anticipate any significant changes to the amount of our unrecognized tax benefits in our other business segments during the next 12 months.
We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. We recorded $17 million, $14 million and $18 million as of December 31, 2012, 2011 and 2010, respectively, in liabilities for tax related net interest and penalties in our consolidated balance sheets. Income tax expense related to interest and penalties were $3 million for each of 2012, 2011 and 2010. We or certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. We and our subsidiaries are no longer subject to U.S. federal tax examinations for years before 2009 or state and local examinations for years before 2008, with limited exceptions. We, or our subsidiaries, are currently under various income tax examinations in several states and foreign jurisdictions, but are no longer subject to income tax examinations in major foreign jurisdictions for years prior to 2004.

17.	Accumulated Other Comprehensive Loss.
Accumulated other comprehensive loss consists of the following:

	December 31,
	2012	2011
	(in millions)
Post-employment benefits, net of tax	$(639)	$(415)
Hedge instruments, net of tax	(34)	(80)
Translation adjustments and other, net of tax	(309)	(360)
	$(982)	$(855)

18.	Other (Loss) Income, Net.
Other (loss) income, net consists of the following:

	Icahn Enterprises			Icahn Enterprises Holdings
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
	(in millions)			(in millions)
Gain on acquisition	$—	$—	$16	$—	$—	$16
Loss on extinguishment of debt	(10)	—	(40)	(10)	—	(39)
Realized and unrealized loss on derivatives, net	(190)	—	—	(190)	—	—
Dividend expense related to securities sold, not yet purchased	(4)	(86)	(29)	(4)	(86)	(29)
Gain (loss) on disposition of assets	3	(4)	1	3	(4)	1
Appreciation on deferred management fee	—	(13)	(18)	—	(13)	(18)
Equity earnings from non-consolidated affiliates	35	30	25	35	30	25
Foreign currency translation loss	(9)	(9)	(26)	(9)	(9)	(26)
Other	(3)	4	7	(3)	4	7
	$(178)	$(78)	$(64)	$(178)	$(78)	$(63)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Commitments and Contingencies.
Investment
Exit Facility
In connection with Tropicana's completion of the Restructuring Transactions (see Note 4, “Operating Units-Gaming”), Tropicana entered into the Exit Facility, as amended, which consists of a (i) $130 million Term Loan Facility issued at a discount of 7%, which was funded on March 8, 2010, the Effective Date and (ii) $20 million Revolving Facility. Each of the Investment Funds was a lender under the Exit Facility and, in the aggregate, held over 50% of the loans under the Term Loan Facility and was obligated to provide 100% of any amounts borrowed by Tropicana under the Revolving Facility. As described in Note 4, on June 30, 2011, the Investment Funds made a distribution-in-kind of their investment in the Exit Facility to us and as a result we became the lenders under the Exit Facility. As further discussed in Note 11, "Debt," in March 2012, Tropicana paid in full the remaining amounts outstanding under the Exit Facility and the Revolving Facility was canceled therewith.
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
 On March 28, 2012 an action was filed in the U.S. District Court, Southern District of New York, entitled Silsby v. Icahn et. al.  Defendants include Carl C. Icahn and two officers of Dynegy Inc and certain of its directors. As initially filed, the action purports to be brought as a class action on behalf of Dynegy shareholders who acquired their shares between September 2011 and March 2012.  The Complaint alleges violations of the federal securities laws by defendants' allegedly making false and misleading statements in securities filings that artificially inflated the price of Dynegy stock. The individual defendants are alleged to have been controlling persons of Dynegy. Plaintiff is seeking damages in an unspecified amount. Subsequent to the filing of this action, Dynegy filed for bankruptcy, and a U.S. bankruptcy court has approved a Plan of Reorganization. Plaintiff is proceeding with the action and has filed an amended complaint which purports to be a class action on behalf of Dynegy shareholders who acquired their securities between July 10, 2011 through March 9, 2012.  However, we believe that we have meritorious defenses to the claims and intend to file a motion to dismiss. At present, the case is being held in temporary abeyance pending a decision by the federal court as to the scope of plaintiff's right to proceed with this action.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Total environmental liabilities, determined on an undiscounted basis, were $15 million and $16 million at December 31, 2012 and December 31, 2011, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.
Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At December 31, 2012, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $43 million.
Asset Retirement Obligations
Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $29 million and $22 million at December 31, 2012 and 2011, respectively, for ARO's, primarily related to anticipated costs of removing hazardous building materials at its facilities, and has considered impairment issues that may result from capitalization of these ARO amounts.
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
Energy
Unconditional Purchase Obligations
The minimum required payments for CVR's unconditional purchase obligations are as follows:

Unconditional Purchase Obligations(1)
(in millions)
2013	$123
2014	110
2015	99
2016	92
2017	91
Thereafter	931
$1,446
(1)This amount includes $1,008 million payable ratably over nine years pursuant to petroleum transportation service agreements between CRRM and TransCanada Keystone Pipeline, LP ("TransCanada"). Under the agreements, CRRM receives transportation for at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of 20 years on TransCanada's Keystone pipeline system. CRRM began receiving crude oil under the agreements in the first quarter of 2011.
CVR leases various equipment, including rail cars, and real properties under long-term operating leases expiring at various dates. For the period May 5, 2012 through December 31, 2012, lease expense approximated $6 million. The lease agreements have various remaining terms. Some agreements are renewable, at CVR's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. Additionally, in the normal course of business, CVR has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Crude Oil Supply Agreement
On August 31, 2012, CRRM and Vitol Inc. (“Vitol”), entered into an Amended and Restated Crude Oil Supply Agreement (the “Vitol Agreement”). The Vitol Agreement amends and restates the Crude Oil Supply Agreement between CRRM and Vitol dated March 30, 2011, as amended (the “Previous Supply Agreement”). Under the agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps to reduce the Refining Partnership's inventory position and mitigate crude oil pricing risk.
Litigation
From time to time, CVR is involved in various lawsuits arising in the normal course of business, including matters such as those described below under, "Environmental, Health and Safety Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. It is possible that CVR's management estimates of the outcomes will change within the next year due to uncertainties inherent in litigation and settlement negotiations. In the opinion of CVR management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the consolidated financial statements. There can be no assurance that CVR management's beliefs or opinions with respect to liability for potential litigation matters are accurate.
Samson Resources Company, Samson Lone Star, LLC and Samson Contour Energy E&P, LLC (together, "Samson") filed fifteen lawsuits in federal and state courts in Oklahoma and two lawsuits in state courts in New Mexico against CRRM and other defendants between March 2009 and July 2009. In addition, in May 2010, separate groups of plaintiffs (the "Anstine and Arrow cases") filed two lawsuits against CRRM and other defendants in state court in Oklahoma and Kansas. All of the lawsuits filed in state court were removed to federal court. All of the lawsuits (except for the New Mexico suits, which remained in federal court in New Mexico) were then transferred to the Bankruptcy Court for the United States District Court for the District of Delaware, where the SemGroup bankruptcy resides. In March 2011, CRRM was dismissed without prejudice from the New Mexico suits. All of the lawsuits allege that Samson or other respective plaintiffs sold crude oil to a group of companies, which generally are known as SemCrude or SemGroup (collectively, "Sem"), which later declared bankruptcy and that Sem has not paid such plaintiffs for all of the crude oil purchased from Sem. The Samson lawsuits further allege that Sem sold some of the crude oil purchased from Samson to J. Aron & Company ("J. Aron") and that J. Aron sold some of this crude oil to CRRM. All of the lawsuits seek the same remedy, the imposition of a trust, an accounting and the return of crude oil or the proceeds therefrom. The amount of the plaintiffs' alleged claims is unknown since the price and amount of crude oil sold by the plaintiffs and eventually received by CRRM through Sem and J. Aron, if any, is unknown. CRRM timely paid for all crude oil purchased from J. Aron. On January 26, 2011, CRRM and J. Aron entered into an agreement whereby J. Aron agreed to indemnify and defend CRRM from any damage, out-of-pocket expense or loss in connection with any crude oil involved in the lawsuits which CRRM purchased through J. Aron, and J. Aron agreed to reimburse CRRM's prior attorney fees and out-of-pocket expenses in connection with the lawsuits. The indemnification agreement does not provide reimbursement for any damages that CRRM may be liable for in connection with any purchases it made directly from Sem. Samson and CRRM entered a stipulation of dismissal with respect to all of the Samson cases and the Samson cases were dismissed with prejudice on February 8, 2012. The dismissal does not pertain to the Anstine and Arrow cases. In February 2013, CRRM reached a settlement in the Anstine and Arrow cases. The settlement did not have a material adverse effect on our consolidated financial statements.
On June 21, 2012, Goldman, Sachs & Co. (“GS”) filed suit against CVR in state court in New York, alleging that CVR failed to pay GS approximately $18.5 million in fees allegedly due to GS by CVR pursuant to an engagement letter dated March 21, 2012, which according to the allegations set forth in the complaint, provided that GS was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's common stock made by Carl C. Icahn and certain of his affiliates. CVR believes it has meritorious defenses and intends to vigorously defend against the suit. This amount has been fully accrued as of December 31, 2012.
On August 10, 2012, Deutsche Bank (“DB”) filed suit against CVR in state court in New York, alleging that CVR failed to pay DB $18.5 million in fees allegedly due to DB by CVR pursuant to an engagement letter dated March 23, 2012, which according to the allegations set forth in the complaint, provided that DB was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's stock made by Carl C. Icahn and certain of his affiliates. CVR believes it has meritorious defenses and intends to vigorously defend against the suit. This amount has been fully accrued as of December 31, 2012.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 17, 2012, Gary Community Investment Company, f/k/a The Gary-Williams Company and GWEC Holding Company, Inc. (referred to herein collectively as “Gary-Williams”) filed a lawsuit in the Supreme Court of New York, New York County (Gary Community Investment Co. v. CVR Energy, Inc., No. 654401/12) against CVR and CRLLC (referred to collectively for purposes of this paragraph as “CVR”). The action arises out of claims relating to CVR's purchase of the Wynnewood, Oklahoma refinery pursuant to the Purchase and Sale Agreement entered into by the parties on November 2, 2011 (the “Purchase Agreement”). Specifically, CVR provided notice to Gary-Williams that it sought indemnification for various breaches of the Purchase Agreement and subsequently made a claim notice for payment of the entire escrow property pursuant to the Escrow Agreement by and among Gary-Williams, CRLLC, and the escrow agent, dated as of December 15, 2011. Gary-Williams, in its lawsuit, alleges that CVR breached the Purchase Agreement and the Escrow Agreement, and is seeking a declaratory judgment that CVR's claims are without any legal basis, damages in an unspecified amount, and release of the full amount of the escrow property to Gary-Williams.
CRNF received a ten-year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reassessed CRNF's nitrogen fertilizer plant and classified the nitrogen fertilizer plant as almost entirely real property instead of almost entirely personal property. The reassessment resulted in an increase in CRNF's annual property tax expense by an average of $11 million per year for each of the years ended December 31, 2008 and 2009, $12 million for the year ended December 31, 2010 and $11 million for each of the years ended December 31, 2011 and 2012. CRNF did not agree with the county's classification of its nitrogen fertilizer plant and protested the classification and resulting valuation for each of those years to the Kansas Court of Tax Appeals, or COTA. However, CRNF has fully accrued and paid the property taxes the county claims are owed for the years ended December 31, 2011, 2010, 2009 and 2008 and has estimated and accrued for property tax for the year ended December 31, 2012. The first payment in respect to CRNF's 2012 property taxes was paid in December 2012 and the second payment will be made in May 2013. This property tax expense is reflected as a cost of good sold in the consolidated financial statements. In February, 2011, CRNF tried the 2008 case to COTA and in January 2012, COTA issued its decision holding that CRNF's fertilizer plant was almost entirely real property instead of almost entirely personal property. CRNF disagreed with the ruling and filed a petition for reconsideration with COTA (which was denied) and then filed an appeal to the Kansas Court of Appeals. CRNF also protested the valuation of the CRNF fertilizer plant for tax years 2009 through 2012, which cases remained pending before COTA. On February 25, 2013, Montgomery County and CRNF agreed to a settlement for tax years 2009 through 2012 which generally provides that the nitrogen fertilizer plant will be appraised at a total value of $35 million for tax years 2013 through 2016 which will lower CRNF's property taxes by approximately $11 million per year based on current mill levy rates. In addition, the settlement provides that Montgomery County will not challenge or contest CRNF's application for a ten year tax exemption pursuant to Kansas law for the UAN expansion and will support the approval of such application by COTA, the reviewing body for such exemption application.  Finally, the settlement provides that CRNF will continue its appeal of the 2008 case and that Montgomery County will make a payment to CRNF for the 2008 tax year upon the final conclusion of the appeal, with the amount of the payment to depend on the appeal's outcome.
In addition, on February 25, 2013, CRRM also agreed to a settlement with Montgomery County that generally provides the Coffeyville refinery will be appraised at a total value of $160 million for tax years 2013 through 2016. This is a continuation of the settlement CRRM has had with Montgomery County for tax years 2007 through 2012.
On July 25, 2011, Mid-America Pipeline Company, LLC (“MAPL”) filed an application with the Kansas Corporation Commission (“KCC”) for the purpose of establishing rates (“New Rates”) effective October 1, 2011 for pipeline transportation service on MAPL's liquids pipelines running between Conway, Kansas and Coffeyville, Kansas (“Inbound Line”) and between Coffeyville, Kansas and El Dorado, Kansas (“Outbound Line”). CRRM ships refined fuels on the Outbound Line and CRRM ships natural gas liquids on the Inbound Line. On April 3, 2012, the parties entered into a Settlement Agreement which resolved the rate dispute both at the KCC and at the U.S. Federal Energy Regulatory Commission ("FERC"). Among other provisions, the Settlement Agreement provides for pipeage contracts to be entered into between the parties with rates ("Settlement Rates") to be established for an initial one year period. The Settlement Rates consist of two components, a base rate and a pipeline integrity cost recovery rate along with an annual take or pay minimum transportation quantity. The Settlement Rate on the Inbound Line was effective April 1, 2012 and the Settlement Rate on the Outbound Line was effective June 1, 2012. Prior to the end of the initial one year term of the pipeage contracts, and prior to the end of each annual period thereafter until the tenth anniversary of each of the two pipeage contracts, MAPL will provide its estimate of pipeline integrity costs for the upcoming annual period and CRRM may either agree to pay a rate for such upcoming annual period which includes a recovery rate component sufficient to collect such pipeline integrity costs for such upcoming annual period subject to true-up to actual costs at the end of the annual period. FERC rates will be the same as the KCC rates.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On October 25, 2010, CVR received a letter from the United States Coast Guard on behalf of the EPA seeking $2 million in oversight cost reimbursement. CVR responded by asserting defenses to the Coast Guard's claim for oversight costs. On September 23, 2011, the United States Department of Justice ("DOJ"), acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansasseeking recovery from CRRM related to alleged non-compliance with the Clean Air Act's Risk Management Program (“RMP”), the Clean Water Act (“CWA”) and the OPA. (See "Environmental, Health and Safety Matters" below.) CRRM has reached an agreement with the DOJ resolving its claims under CWA and OPA. The agreement is memorialized in a Consent Decree, that was filed with the court on February 12, 2013 with the Court (the “2013 Consent Decree”). Under the terms of the 2013 Consent Decree, CRRM has agreed to pay a civil penalty in the amount of $0.6 million for CWA violations and reimburse the Coast Guard for oversight costs under OPA in the amount of $1.7 million. The 2013 Consent Decree also requires CRRM to make upgrades to the Coffeyville refinery, including flood control measures, the installation of river modeling and monitoring procedures, the implementation of a wet weather plan, and training employees on proper shutdown procedures during a flood. The parties also reached an agreement to settle DOJ's RMP claims, but DOJ has re-opened the negotiations. Any liability to DOJ related to the RMP claims is not expected to be material.
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
Environmental, Health and Safety Matters
CRRM, Coffeyville Resources Crude Transportation, LLC ("CRCT"), Coffeyville Resources Terminal, LLC ("CRT"), and Wynnewood Refining Company, LLC ("WRC"), all of which are wholly owned subsidiaries of CVR, and CRNF are subject to various stringent federal, state, and local Environmental, Health and Safety ("EHS") rules and regulations. Liabilities related to EHS matters are recognized when the related costs are probable and can be reasonably estimated. Estimates of these costs are

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based upon currently available facts, existing technology, site-specific costs, and currently enacted laws and regulations. In reporting EHS liabilities, no offset is made for potential recoveries.
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
CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and the now-closed Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under RCRA to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-0020 and Docket No. VII-95-H-011, respectively). As of December 31, 2012, environmental accruals of $2 million were reflected in the consolidated balance sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders. Accruals were determined based on an estimate of payment costs through 2031, for which the scope of remediation was arranged with the EPA, and were discounted at the appropriate risk free rates at December 31, 2012. The accruals include estimated closure and post-closure costs of $1 million for the two landfills at December 31, 2012.
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
In 2007, the EPA promulgated the Mobile Source Air Toxic II (“MSAT II”) rule that requires the reduction of benzene in gasoline by 2011. CRRM and WRC are considered to be small refiners under the MSAT II rule and compliance with the rule is extended until 2015 for small refiners. As a result of our purchase of a controlling interest in CVR on May 4, 2012, CVR's MSATII projects have been accelerated by three months due to the loss of small refiner status. Capital expenditures to comply with the rule are expected to be approximately $59 million for CRRM and $94 million for WRC.
The Coffeyville refinery is subject to the Renewable Fuel Standard (“RFS”) which requires refiners to blend “renewable fuels” in with their transportation fuels or purchase renewable energy credits in lieu of blending. The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. In 2012, about 9% of all fuel used was required to be “renewable fuel.” About 9.6% of all transportation fuel is required to be “renewable fuel” in 2013. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. motor fuel market, there may be a decrease in demand for petroleum products. The petroleum business currently purchases RINs for some fuel categories on the open market as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with RFS. Beginning in 2011, the Coffeyville refinery was required to blend renewable fuels into its gasoline and diesel fuel or purchase RINs in lieu of blending. The Wynnewood refinery is required to comply beginning in 2013. In the future, the petroleum business likely will be required to purchase additional RINs on the open market or waiver credits from the EPA to comply with RFS. The petroleum business cannot predict the future prices of RINs or waiver credits, but the costs to obtain the necessary number of RINs and waiver credits could likely be material. Additionally, the Coffeyville

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and Wynnewood refineries may be impacted by increased operating expenses and production costs to meet the mandated renewable fuel volumes to the extent that these increased costs cannot be passed on to the consumers.
The EPA is expected to propose "Tier 3" gasoline sulfur standards in 2013. If the EPA were to propose a standard at the level currently being discussed in the pre-proposal phase by the EPA, CRRM will need to make capital expenditures and install controls in order to meet the anticipated new standard. It is not anticipated that the Wynnewood refinery would require additional controls or capital expenditures to meet the anticipated new standard. The Company does not believe that costs associated with the EPA's proposed Tier 3 rule will be material.
In March 2004, CRRM and CRT entered into a Consent Decree (the "2004 Consent Decree") with the EPA and the Kansas Department of Health and Environment (the "KDHE") to resolve air compliance concerns raised by the EPA and KDHE related to Farmland Industries Inc.'s prior ownership and operation of the Coffeyville crude oil refinery and the now-closed Phillipsburg terminal facilities. Under the 2004 Consent Decree, CRRM agreed to install controls to reduce emissions of sulfur dioxide, nitrogen oxides and particulate matter from its FCCU by January 1, 2011. In addition, pursuant to the 2004 Consent Decree, CRRM and CRT assumed clean-up obligations at the Coffeyville refinery and the now-closed Phillipsburg terminal facilities.
In March 2012, CRRM entered into a "Second Consent Decree" with the EPA, which replaces the 2004 Consent Decree, as amended (other than certain financial assurance provisions associated with corrective action at the refinery and terminal under RCRA). The Second Consent Decree gives CRRM more time to install the FCCU controls from the 2004 Consent Decree and expands the scope of the settlement so that it is now considered a "global settlement" under the EPA's "National Petroleum Refining Initiative." Under the National Petroleum Refining Initiative, the EPA identified industry-wide noncompliance with four "marquee" issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The National Petroleum Refining Initiative has resulted in most U.S. refineries (representing more than 90% of the US refining capacity) entering into consent decrees imposing civil penalties and requiring the installation of pollution control equipment and enhanced operating procedures. Under the Second Consent Decree, CVR was required to pay a civil penalty of less than $1 million and complete the installation of FCCU controls required under the 2004 Consent Decree, add controls to certain heaters and boilers and enhance certain work practices relating to wastewater and fugitive emissions. The costs of complying with the Second Consent Decree are expected to be approximately $49 million, of which approximately $47 million is expected to be capital expenditures. CRRM also agreed to complete a voluntary environmental project that will reduce air emissions and conserve water at an estimated cost of $1 million. The incremental capital expenditures associated with the Second Consent Decree will not be material and will be limited primarily to the retrofit and replacement of heaters and boilers over a five to seven year time-frame. The Second Consent Decree was entered by the U.S. District Court for the District of Kansas on April 19, 2012.
WRC's refinery has not entered into a global settlement with the EPA and the Oklahoma Department of Environmental Quality (the "ODEQ") under the National Petroleum Refining Initiative, although it had discussions with the EPA and the ODEQ about doing so. Instead, WRC entered into a Consent Order with the ODEQ in August 2011 (the "Wynnewood Consent Order"). The Wynnewood Consent Order addresses some, but not all, of the traditional marquee issues under the National Petroleum Refining Initiative and addresses certain historic Clean Air Act compliance issues that are generally beyond the scope of a traditional global settlement. Under the Wynnewood Consent Order, WRC paid a civil penalty of $950,000 and agreed to install certain controls, enhance certain compliance programs, and undertake additional testing and auditing. A substantial portion of the costs of complying with the Wynnewood Consent Order were expended during the last turnaround. The remaining costs are expected to be $2 million. In consideration for entering into the Wynnewood Consent Order, WRC received a release from liability from ODEQ for matters described in the ODEQ order.
The EPA has investigated CRRM's operation for compliance with the RMP. On September 23, 2011, the DOJ, acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas (in addition to the matters described above, see “Flood, Crude Oil Discharge and Insurance”) seeking recovery from CRRM related to alleged non-compliance with the RMP. The Company has reached an agreement with DOJ to settle the RMP claims, but the DOJ re-opened the negotiations. Any liability to DOJ related to the RMP claims is not expected to be material. The lawsuit is stayed while the parties attempt to finalize and file the consent decree.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(which released ammonia and other regulated substances), the EPA conducted its most recent inspection and issued an additional request for information to CRNF. The EPA has not made any formal claims against CVR and CVR has not accrued for any liability associated with the investigations or releases.
WRC has entered into a series of Clean Water Act consent orders with ODEQ. The latest Consent Order (the "CWA Consent Order"), which supersedes other consent orders, became effective in September 2011. The CWA Consent Order addresses alleged noncompliance by WRC with its Oklahoma Pollutant Discharge Elimination System permit limits. The CWA Consent Order requires WRC to take corrective action steps, including undertaking studies to determine whether the Wynnewood refinery's wastewater treatment plant capacity is sufficient. The Wynnewood refinery may need to install additional controls or make operational changes to satisfy the requirements of the CWA Consent Order. The cost of additional controls, if any, cannot be predicted at this time. However, based on CVR's experience with wastewater treatment and controls, CVR does not anticipate that the costs of any required additional controls or operational changes would be material.
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the period May 5, 2012 through December 31, 2012, capital expenditures were $21 million and were incurred to improve the environmental compliance and efficiency of the operations.
CRRM, CRNF, CRCT, WRC and CRT each believes it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on CVR's business, financial condition, or results of operations.
On September 28, 2012, the Wynnewood refinery experienced an explosion in a boiler unit that had been temporarily shut down as part of the turnaround process. Two employees were fatally injured. Damage at the refinery was limited to the boiler; process units and other areas of the facility were unaffected. Additionally, there has been no evidence of environmental impact. The refinery was shut down for turnaround maintenance at the time of the incident. CVR completed an internal investigation of the incident and continues to cooperate with U.S. Occupational Health and Safety Administration (“OSHA”) and Oklahoma Department of Labor (“ODL”) investigations.
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
Railcar
Environmental Matters
ARI is subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI's actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI's operations that involve hazardous materials also raise potential risks of liability under common law. Management believes that there are no current environmental issues identified that would have a material adverse effect on ARI. Certain real property ARI acquired from ACF Industries LLC ("ACF") in 1994 has been involved in investigation and remediation activities to address contamination. Substantially all of the issues identified relate to the use of these properties prior to its transfer to ARI by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. As of December 31, 2012, ARI does not believe it will incur material costs in connection with any investigation or remediation activities relating to these properties, but it cannot assure that this will be the case. If ACF fails to honor its obligations to ARI, ARI could be responsible for the cost of such remediation. ARI believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its operations or financial condition.
Other Matters
One of ARI's joint ventures entered into a credit agreement in December 2007. Effective August 5, 2009, ARI and the other initial partner acquired this loan from the lenders party thereto, with each party acquiring a 50% interest in the loan. The total commitment under the term loan is $60 million with an additional $10 million commitment under the revolving loan. ARI is responsible to fund 50% of the loan commitments. The balance outstanding on these loans, due to ARI, was $36 million of principal and accrued interest as of December 31, 2012. ARI has no remaining commitment on these loans as of December 31, 2012.
On September 2, 2009, a complaint was filed by George Tedder (the "Plaintiff") against ARI in the U.S. District Court, Eastern District of Arkansas. The Plaintiff alleged that ARI was liable for an injury that resulted during the Plaintiff's break on April 24, 2008. At trial on April 9, 2012, the jury ruled in favor of the Plaintiff, thus ARI recorded a related charge that was included in the consolidated financial results in the first quarter of 2012. After ARI appealed the initial ruling, the judge reduced the amount awarded to the Plaintiff. ARI intends to appeal the revised ruling.
Metals
Environmental Matters
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $29 million and $30 million at December 31, 2012 and December 31, 2011, respectively. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.
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
PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  PSC Metals has negotiated a settlement with the EPA that resolves PSC Metals and its predecessors' liability associated with the Port Refinery superfund site in the Village of Rye Brook, NY. PSC Metals made a one-time payment of $225,000 to resolve the matter. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of December 31, 2012 and December 31, 2011. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
In November and December of  2011, PSC Metals received three notices of violation from the Missouri Department of Natural Resources, or MDNR, for hazardous waste and water violations related to its Festus, Missouri location. PSC Metals has responded to the notices of violation and is cooperating with MDNR. PSC Metals is in the process of negotiating a settlement with MDNR that will resolve the three notices of violation referenced above.  PSC Metals cannot estimate the cost of any settlement with MDNR at this time.  PSC Metals believes that it has a claim for indemnification against the prior owner of the facility associated with the above-referenced notices of violation.
MDNR has undertaken sampling for lead at residences near PSC Metals' Festus yard.  MDNR has indicated to PSC Metals that this sampling was initiated in response to citizen complaints regarding its Festus yard. MDNR has received the results of this sampling.  PSC Metals has been provided with the MDNR sampling results and is undertaking a technical review with its environmental experts.  PSC Metals has been informed by MDNR that of the approximately 50 residences that were sampled and tested, 15 tested above residential standards for lead contamination and may require some amount of limited soil remediation. Neither MDNR nor PSC Metals has undertaken a lead isotope or similar analysis that would tie the lead contamination that was discovered to a specific location or source.  MDNR has requested that PSC Metals sample 17 additional residential properties to assess whether those sites are above residential standards for lead contamination. PSC Metals and MDNR are discussing the scope and extent of any future sampling and the potential for limited soil remediation. At this time, PSC Metals believes that it has adequately reserved for the cost of remediation associated with its Festus yard and the residential areas near the yard, should such remediation be required. However, as negotiations with MDNR are on-going and additional sampling could be required, PSC Metals cannot assess its liability with certainty at this time. To the extent that MDNR does seek to hold PSC Metals liable for off-site contamination, PSC Metals believes that such liability was retained by the prior owner of the Festus yard and it would have a claim for indemnification against the prior owner.
In 2011, PSC Metals entered into a consent decree with the EPA  regarding PSC Metals' scrap processing facility located in Cleveland, Ohio. The EPA alleged that PSC Metals violated the requirements of Section 608 of the Clean Air Act, 42 USC Section 761, which requires scrap processors to either recover refrigerants from appliances in accordance with the procedures described in the applicable federal regulations or verify through certifications that refrigerants have previously been evacuated. The consent decree includes injunctive relief that, among other things, will require PSC Metals to offer refrigerant extraction services at 11 of its scrap processing facilities for the next three years.  PSC Metals estimates that the cost associated with the required injunctive relief will range from $0.8 million to $1.7 million, exclusive of a civil penalty of $199,000 assessed in connection with the consent decree which PSC Metals paid in 2011.
Home Fashion
Environmental Matters
WPH is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes used in or resulting from its operations and potential remediation obligations. WPH's operations are also governed by U.S. federal, state, local and foreign laws, rules and regulations relating to employee safety and health which, among other things, establish exposure limitation for cotton dust, formaldehyde, asbestos and noise, and which regulate chemical, physical and ergonomic hazards in the workplace. WPH estimated its environmental accruals to be $1 million at both December 31, 2012 and December 31, 2011.
Other Matters
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 93.2% of Icahn Enterprises' outstanding depositary units as of December 31, 2012. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF, is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of December 31, 2012 and 2011. If the plans were voluntarily terminated, they would be underfunded by approximately $130 million and $112 million as of December 31, 2012 and 2011, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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
Consolidated Leases
Consolidated future minimum lease payments under operating leases with initial terms of one or more years consist of the following at December 31, 2012:

Year	Amount
(in millions)
2013	$72
2014	61
2015	47
2016	41
2017	29
Thereafter	108
$358

20.	Subsequent Events.
Icahn Enterprises
Distribution
On February 11, 2013, we announced that the Board of Directors of its general partner approved a modification to our distribution policy to provide for an increase in the annual distribution from $1.40, comprised of $0.40 in cash and $1.00 in depositary units, to $4.00 per depositary unit, payable in either cash or additional depositary units, at the election of each depositary unit holder. Mr. Icahn and his affiliates, the owner of approximately 90.5% of the Icahn Enterprises' outstanding depositary units as of March 13, 2013, have indicated that it is their present intention to elect to receive the increase in Icahn Enterprises’ cash distribution in additional depositary units for the foreseeable future.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 10, 2013, the Board of Directors of the general partner declared a quarterly distribution in the amount of $1.00, which will be paid on or about April 15, 2013 to depositary unit holders of record at the close of business on February 21, 2013. Depositary unit holders will have until March 14, 2013 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 20 consecutive trading days immediately following the election deadline. No fractional depositary units will be issued pursuant to the dividend payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
Equity Offering
On February 28, 2013, Icahn Enterprises entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies & Company, Inc. (the “Underwriter”), providing for the issuance and purchase of an aggregate of 3,174,604 depositary units representing limited partner interests in Icahn Enterprises at a price to the public of $63.00 per depositary unit (the “Equity Offering”). The depositary units were delivered to the unitholders on March 6, 2013, raising $193 million after deducting underwriting discounts, commissions and other offering related fees and expenses. In connection with this offering, our general partner made an aggregate contribution of $4 million to Icahn Enterprises and Icahn Enterprises Holdings in order to maintain its aggregate 1.99% general partner interest in Icahn Enterprises and Icahn Enterprises Holdings.
As a result of the newly issued shares in connection with the equity offering discussed above, Mr. Icahn and his affiliates owned approximately 90.5% of the Icahn Enterprises' outstanding depositary units as of March 13, 2013.
Pursuant to the Underwriting Agreement, Icahn Enterprises also granted the Underwriter a 30-day option to purchase up to 476,191 additional depositary units at the same public offering price.
The issuance and purchase of the depositary units in connection with the Equity Offering is registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3 (File No. 333-333-158705) filed by Icahn Enterprises with the SEC on April 22, 2009, as amended on April 13, 2010, and declared effective by the SEC on May 17, 2010.
We intends to use the net proceeds from the Equity Offering for general partnership purposes, which may include investments in operating subsidiaries and potential acquisitions in accordance with our investment strategy.
Automotive
In February 2013, Federal-Mogul's Board of Directors approved evaluation of restructuring opportunities (with a focus on closing or downsizing manufacturing facilities, primarily in Western Europe) in order to improve operating performance. The restructuring is intended to take place between the year ending December 31, 2013 and 2015 and the specific details of the plans, including the impacted facilities, are not yet finalized and subject to Federal-Mogul's Board review.
Energy
Initial Public Offering of CVR Refining, LP
On January 23, 2013, the Refining Partnership completed its initial public offering of its common units representing limited partner interests (the “Refining Partnership IPO”). The Refining Partnership sold 24,000,000 common units at a price of $25.00 per unit, resulting in gross proceeds of $600 million, before giving effect to underwriting discounts and other offering expenses. Of the common units issued, 4,000,000 units were purchased by a wholly owned subsidiary of Icahn Enterprises. Additionally, on January 30, 2013, the underwriters closed their option to purchase an additional 3,600,000 common units at a price of $25.00 per common unit, resulting in gross proceeds of $90 million, before giving effect to underwriting discounts and other offering costs.
Following the Refining Partnership IPO, CVR Energy indirectly owns approximately 81% of the Refining Partnership's outstanding common units and 100% of the Partnership's general partner, which holds a non-economic general partner interest.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The proceeds from the Refining Partnership IPO have been, or will be, utilized as follows:

•	approximately $253 million was used to repurchase CRLLC's 10.875% senior secured notes due 2017 (including accrued interest);

•	approximately $160 million will be used to pre-fund certain maintenance and environmental capital expenditures through 2014;

•	approximately $54 million was used to fund the turnaround expenses at the Wynnewood refinery, that were incurred during the fourth quarter of 2012;

•	approximately $85 million was distributed to CRLLC; and

•	the balance of the proceeds are being utilized by the Refining Partnership for general partnership purposes.
The Refining Partnership's general partner, CVR Refining GP, LLC, manages the Refining Partnership's activities subject to the terms and conditions specified in the Refining Partnership's partnership agreement. The Refining Partnership's general partner is owned by CVR Refining Holdings. The operations of its general partner, in its capacity as general partner are managed by its board of directors. Actions by its general partner that are made in its individual capacity are made by CVR Refining Holdings as the sole member of the Refining Partnership's general partner and not by the board of directors of its general partner. The Refining Partnership's general partner is not elected by the Refining Partnership's unitholders and will not be subject to re-election on a regular basis in the future. The officers of its general partner manage the day-to-day affairs of the business.
The Refining Partnership has adopted a policy pursuant to which it will distribute all of the available cash it generates each quarter. The available cash for each quarter will be determined by the board of directors of the Refining Partnership's general partner following the end of such quarter. The partnership agreement does not require that the Refining Partnership make cash distributions on a quarterly basis or at all, and the board of directors of the general partner of the Refining Partnership can change the distribution policy at any time.
In connection with the Refining Partnership IPO, the Refining Partnership entered into a services agreement, pursuant to which the Refining Partnership and its general partner will obtain certain management and other services from CVR. In addition, by virtue of the fact that the Refining Partnership is a controlled affiliate of CVR, the Refining Partnership is bound by an omnibus agreement entered into by CVR, the Nitrogen Fertilizer Partnership and its general partner, pursuant to which the Refining Partnership may not engage in, whether by acquisition or otherwise, the production, transportation or distribution, on a wholesale basis, fertilizer in the contiguous United States, or a fertilizer restricted business, for so long as CVR and certain of its affiliates continue to own at least 50% of the Nitrogen Fertilizer Partnership's outstanding units and CVR continues to control the general partner of the Nitrogen Fertilizer Partnership.
CVR Second Lien Senior Secured Notes Repurchase
On January 23, 2013, $253 million of the proceeds from the Refining Partnership's IPO were utilized to satisfy and discharge the indenture governing the Second Lien Notes. The amounts were used to (i) repay the face amount of all $223 million aggregate principal amount of Second Lien Notes then outstanding, (ii) pay the redemption premium of approximately $21 million and (iii) settle accrued interest with respect thereto in an amount of approximately $10 million. The repurchase of the Second Lien Notes resulted in a gain on extinguishment of debt of approximately $6 million for our Energy segment in the first quarter of 2013.
Dividend
On January 24, 2013, the board of directors of CVR adopted a quarterly cash dividend policy. Subject to declaration by its Board of Directors, CVR's initial quarterly dividend is expected to be $0.75 per share, or $3.00 per share on an annualized basis, which it plans to begin paying in the second quarter of 2013. In addition, the Board of Directors of CVR declared a special dividend of $5.50 per share payable on February 19, 2013, to stockholders of record at the close of business on February 5, 2013. The total amount of the special dividend payment was approximately $478 million based on the current number of shares outstanding.
Railcar
In January 2013, ARI entered into a purchasing and engineering services agreement and license with ACF. Under this agreement, ARI will provide purchasing support and engineering services to ACF in connection with ACF's manufacture and sale of certain tank railcars at its facility. Additionally, ARI will provide certain other intellectual property related to certain

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tank railcars required to manufacture and sell those tank railcars. ARI will receive a license fee for any railcars shipped from ACF's facility and will receive a share of the net profits (as defined in the agreement), if any, but will not absorb any losses incurred by ACF. Under the agreement, given ARI's strong backlog for tank railcars through early 2014, ACF will have the exclusive right to manufacture and sell specified tank railcars for any new orders scheduled for delivery to customers on or before January 31, 2014. ARI shall have the exclusive right to any sales opportunities for such tank railcars for any new orders scheduled for delivery after that date and through December 31, 2014. ARI also has the right to assign any sales opportunity to ACF, and ACF has the right, but not the obligation, to accept such sales opportunity. Any sales opportunity accepted by ACF will not be reflected in ARI's orders or backlog. Subject to certain early termination events, the agreement shall terminate on December 31, 2014.
During February 2013, ARI made the First Draw of $50 million under its lease fleet financing, resulting in net proceeds received of approximately $50 million. After this draw, availability under the lease fleet financing is up to $50 million.
On March 1, 2013, ARI completed a voluntary redemption of the remaining $175 million of ARI Notes outstanding at a redemption rate of 100.0% of the principal amount of the ARI Notes to be redeemed, plus any accrued and unpaid interest.
Holding Company
Discharge of Senior Unsecured Variable Rate Convertible Notes Due 2013 - Icahn Enterprises and Icahn Enterprises Holdings
On January 25, 2013, Icahn Enterprises and Icahn Enterprises Holdings delivered a notice of satisfaction and discharge (the “ Notice ”) to the registered holders of our outstanding variable rate notes in accordance with the terms of the indenture dated as of April 5, 2007, among Icahn Enterprises, as issuer, Icahn Enterprises Finance Corp., as co-issuer, Icahn Enterprises Holdings, as guarantor, and Wilmington Trust Company, as trustee, governing the variable rate notes. The aggregate outstanding principal amount of the variable rate notes prior to the discharge was $600 million, of which $44 million was held by Icahn Enterprises Holdings.
 As set forth in the Notice, on January 29, 2013 (the “ Discharge Date”), Icahn Enterprises deposited with Wilmington Trust Company, to be held in trust by it in accordance with the provisions of the variable rate notes and the indenture dated as of April 5, 2007, cash in the amount sufficient to pay and discharge all indebtedness on the outstanding variable rate notes consisting of: (a) all accrued and unpaid interest payable on the quarterly interest payment dates on April 15 and July 15, 2013, and (b) all principal and accrued and unpaid interest payable upon maturity of the variable rate notes on August 15, 2013. On and after the Discharge Date, (a) the indenture dated as of April 5, 2007 was discharged and ceased to be of further effect as to all variable rate notes and Note Guarantees (as defined in such indenture) issued thereunder and (b) holders will continue to have the right to receive payment of principal and interest on the variable rate notes through maturity, but will no longer have the right to convert variable rate notes into Depositary Units (as defined in such indenture) of Icahn Enterprises.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	Quarterly Financial Data (Unaudited).

	For the Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
	(in millions, except per unit data)
Net sales	$2,399	$2,251	$3,707	$2,357	$4,519	$2,279	$3,994	$2,240
Gross margin on net sales	327	326	455	348	817	304	377	278
Total revenues	2,684	3,078	4,226	3,142	4,503	2,443	4,241	3,179
Net income (loss)	101	596	461	584	99	(52)	66	636
Net (income) loss attributable to non-controlling interests	(52)	(356)	(204)	(295)	(15)	13	(60)	(376)
Net income (loss) attributable to Icahn Enterprises	49	240	257	289	84	(39)	6	260
Basic income (loss) per LP unit	$0.47	$2.67	$2.44	$3.22	$0.73	$(0.43)	$0.06	$2.90
Diluted income (loss) per LP unit	$0.47	$2.59	$2.37	$3.12	$0.73	$(0.43)	$0.06	$2.81

(1)	Basic and diluted income (loss) per LP unit is computed separately for each quarter and therefore, the sum of such quarterly per LP unit amounts may differ from the total for the year.

(2)	We consolidated the results of CVR effective May 5, 2012.

(3)
As a result of unit distributions made on March 30, 2012, May 31, 2012, August 31, 2012 and November 30, 2012, basic and diluted income (loss) per LP unit presented above reflects a restatement of the respective amounts previously reported on each of Icahn Enterprises' Form 10-Q's filed in 2012 to the extent such unit distributions occurred subsequent to the period of the report covered by each respective Form 10-Q.

(4)
Our second quarter 2012 results were restated due to (i) a purchase price allocation adjustment of $23 million related to an inventory step-up made during the fourth quarter 2012 related to the CVR acquisition and the common control impact of Mr. Icahn's transfer of his interest in IEP Energy to us made in the third quarter of 2012 and (ii) an adjustment of $21 million for a derivative related to a certain investment held by the Holding Company.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and Icahn Enterprises Holdings' and subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management has performed an assessment according to the guidelines established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2012, is effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Grant Thornton LLP, our independent registered public accounting firm, has audited and issued their reports on Icahn Enterprises' internal control over financial reporting, which appears below.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises L.P.

We have audited the internal control over financial reporting of Icahn Enterprises L.P. (a Delaware limited partnership) and Subsidiaries (collectively, the “Partnership”) as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit. We did not audit the internal control over financial reporting of CVR Energy, Inc., a subsidiary, whose financial statements reflect total assets of $3.6 billion of the total consolidated assets as of December 31, 2012, and total revenues of $5.7 billion for the period from May 5, 2012 to December 31, 2012, of the total consolidated revenues for the year ended December 31, 2012. CVR Energy Inc.'s internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to CVR Energy, Inc.'s internal control over financial reporting in relation to the Partnership taken as a whole, is based solely on the report of the other auditors.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.
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
Because of its inherent limitations, internal control over financial reporting may not prevent, or detect and correct misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, based on our audit and the report of the other auditors, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2012, and our report dated March 14, 2013 expressed an unqualified opinion on those financial statements.

/s/Grant Thornton LLP

New York, New York
March 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
CVR Energy, Inc.:

We have audited CVR Energy, Inc. and subsidiaries' (the Company's) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report On Internal Control Over Financial Reporting (not presented herein). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CVR Energy, Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the period from May 5, 2012 to December 31, 2012 (not presented herein), and our report dated March 14, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

Houston, Texas
March 14, 2013

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The names, offices held and ages of the directors and executive officers of Icahn Enterprises G.P., Inc. ("Icahn Enterprises GP") as of March 13, 2013 are as follows:

Name	Age	Position
Carl C. Icahn	77	Chairman of the Board
William A. Leidesdorf	67	Director
James L. Nelson	63	Director
Jack G. Wasserman	76	Director
Keith Cozza	34	Executive Vice President and Director
Daniel A. Ninivaggi	48	President, Chief Executive Officer and Director
SungHwan Cho	38	Chief Financial Officer and Director
Peter Reck	46	Chief Accounting Officer
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
Carl C. Icahn has served as chairman of the board and a director of Starfire Holding Corporation, a privately-held holding company, and chairman of the board and a director of various subsidiaries of Starfire, since 1984. Since August 2007, through his position as Chief Executive Officer of Icahn Capital LP, a wholly owned subsidiary of Icahn Enterprises L.P., or Icahn Enterprises, and certain related entities, Mr. Icahn's principal occupation is managing private investment funds, including Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP, comprising our Investment segment. From November 2004 to August 2007, Mr. Icahn conducted this occupation through his entities CCI Onshore Corp. and CCI Offshore Corp. (See Part I, Item 1, “Business - Investment,” in this Report, for a further description and history of our Investment segment.) Since November 1990, Mr. Icahn has been chairman of the board of Icahn Enterprises GP, the general partner of Icahn Enterprises (a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion). Mr. Icahn has been: chairman of the board of CVR Refining GP, LLC, the general partner of CVR Refining, LP, an independent downstream energy limited partnership, since January 2013; chairman of the board of CVR Energy, Inc. (one of our majority-owned subsidiaries constituting our Energy segment), a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, since June 2012; chairman of the board of Tropicana Entertainment Inc., (one of our majority-owned subsidiaries constituting our Gaming segment) a company that is primarily engaged in the business of owning and operating casinos and resorts, since March 2010; a director of Federal−Mogul Corporation, or Federal-Mogul, (one of our majority-owned subsidiaries constituting our Automotive segment), a supplier of automotive powertrain and safety components, since December 2007, and the non-executive chairman of the board of Federal-Mogul since January 2008; President and a member of the executive committee of XO Holdings, a competitive provider of telecom services, since September 2011, and chairman of the board and a director of its predecessors since January 2003; and chairman of the board and a director of American Railcar Industries, Inc., a railcar manufacturing company, since 1994. Mr. Icahn was previously: a director of WestPoint Home LLC (one of our wholly owned subsidiaries constituting our Home Fashion segment), a home textiles manufacturer, from October 2005 until December 2011; a director of Cadus Corporation, a company engaged in the ownership and licensing of yeast-based drug discovery technologies, from July 1993 to July 2010; a director of Blockbuster Inc., a provider of in-home movie rental and game entertainment, from May 2005 to January 2010; a director of Motricity Inc. (a company in which Mr. Icahn has an interest), a mobile data services provider, from April 2008 to January 2010; a director of Yahoo! Inc., a company that provides Internet services to users, advertisers, publishers and developers worldwide, from August 2008 to October 2009; a director of WCI Communities, Inc., a homebuilding company, from August 2007 to September 2009, and was chairman of the board of WCI from September 2007 to September 2009; a director of ImClone Systems Incorporated, a biopharmaceutical company, from September 2006 to November 2008, and was chairman of the board of ImClone from October 2006 to November 2008; chairman of the board of GB Holdings, Inc., which owned an interest in Atlantic Coast Holdings, Inc., the former owner and operator of The Sands Hotel and Casino in Atlantic City, from September 2000 to February 2007; chairman of the board and president of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, from 1968 to 2005; and the president and a director of Stratosphere Corporation, the owner and operator of the Stratosphere Hotel and Casino in Las Vegas, Nevada, which, until February 2008, was a subsidiary of Icahn Enterprises, from October 1998 to May 2004.

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
William A. Leidesdorf has served as a director of Icahn Enterprises GP since March 1991 and is a member of our audit committee. From December 2003 to March 2013, Mr. Leidesdorf served as a director and member of the audit committee of American Entertainment Properties Corp., or AEP. From May 2005 until November 2007, Mr. Leidesdorf served as a director and member of the audit committee of Atlantic Coast Entertainment Holdings, Inc. Mr. Leidesdorf was a director of Renco Steel Group, Inc. and was a director, during its bankruptcy, of its subsidiary, WCI Steel, Inc., a steel producer which filed for Chapter 11 bankruptcy protection in September 2003. From 1996 through 2002, Mr. Leidesdorf was a director of the Simpson Housing Limited Partnership, a privately held real estate investment trust. Since October 2008, Mr. Leidesdorf has been the owner and managing director of Renaissance Hamptons Mayfair, LLC, a company primarily engaged in acquiring multifamily residential properties. Previously, from June 1997 through October 2008, Mr. Leidesdorf was an owner and a managing director of Renaissance Housing, LLC, a company primarily engaged in the acquisition of multifamily housing, many of which were subject to various federal and state regulatory requirements. From April 1995 through December 1997, Mr. Leidesdorf acted as an independent real estate investment banker. Mr. Leidesdorf is also a principal in Bedrock Investment Management Group, LLC, a company engaged in the acquisition of troubled residential subdivisions.
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
James L. Nelson has served as a director of Icahn Enterprises GP since June 2001 and is a member of our audit committee. From December 2003 to March 2013, Mr. Nelson served as a director and member of the audit committee of American Entertainment Properties Corp., one of our affiliates.  From May 2005 until November 2007, Mr. Nelson served as a director and member of the audit committee of Atlantic Coast Entertainment Holdings, Inc., one of our affiliates.  From 1986 until 2009, Mr. Nelson was Chairman and Chief Executive Officer of Eaglescliff Corporation, a specialty investment banking, consulting and wealth management company. From March 1998 through 2003, Mr. Nelson was Chairman and Chief Executive Officer of Orbit Aviation, Inc., a company engaged in the acquisition and completion of Boeing Business Jets for private and corporate clients. From August 1995 until July 1999, Mr. Nelson was Chief Executive Officer and Co-Chairman of Orbitex Management, Inc., a financial services company in the mutual fund sector. From August 1995 until March 2001, he was on the Board of Orbitex Financial Services Group. From April 2003 through April 2010, Mr. Nelson served as a director and Chairman of the audit committee of Viskase Companies, Inc. From January 2008 through June 2008, Mr. Nelson served as a director and member of the audit committee of Shuffle Master, Inc., a gaming manufacturing company. From March 2008 until March 2010, Mr. Nelson was a director and served on the audit committee of Pacific Energy Resources Ltd., an energy producer. From April 2008 to November 2012, Mr. Nelson served as a director and as Chairman of the audit committee of the board of directors of Cequel Communications, an owner and operator of a large cable television system. Since March 2010, Mr. Nelson has served as a director and member of the audit committee of Tropicana Entertainment Inc., one of our majority-owned subsidiaries which comprises our Gaming segment.  Since April 2010, Mr. Nelson has served as a director and member of the audit committee of Take Two Interactive Software, Inc. a publisher, developer, and distributor of video games and video game peripherals, a company in which Mr. Icahn has an interest through the ownership of securities.  Since June 2011, Mr. Nelson has served as a director and member of the compensation and strategic alternatives committees of Motricity Inc. (a company in which Mr. Icahn has an interest) and, since January 2012, Chairman of its Board of Directors.
Mr. Nelson brings to his service as a director his significant experience and leadership roles serving as Chief Executive Officer, Director and Chairman of the audit committee of various companies as discussed above, including certain of our subsidiaries.
Jack G. Wasserman has served as a director of Icahn Enterprises GP since December 1993 and is chairman of our audit committee. From December 2003 to March 2013, Mr. Wasserman served as a director and chairman of the audit committee of American Entertainment Properties Corp., or AEP. From May 2005 until November 2007, Mr. Wasserman served as a director and chairman of the audit committee of Atlantic Coast Entertainment Holdings, Inc. Mr. Wasserman is an attorney and a member of the Bars of New York, Florida and the District of Columbia. From 1966 until 2001, he was a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm, and its predecessors. Since September 2001, Mr. Wasserman has been engaged in the practice of law as a sole practitioner. Since December 1998, Mr. Wasserman has been a director of NEGI. Mr. Wasserman is also a director of Cadus Corporation, a biotechnology company in which Mr. Icahn has a substantial interest. Since March 2004, Mr. Wasserman has been a director of Wendy's, an owner and franchisor of the Wendy's restaurant system. Mr. Wasserman serves as chairman of the ERISA committee and as a member of the audit and compensation committees of Wendy's. He is a current and past director of numerous not-for-profit organizations.
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
Keith Cozza has served as Executive Vice President of Icahn Enterprises and its general partner, Icahn Enterprises GP, since February 2013, and as a director since September 2012.  Mr. Cozza has served as the Chief Operating Officer of Icahn Capital, a wholly owned subsidiary of Icahn Enterprises, since February 2013.  Mr. Cozza has served as the Chief Financial Officer of Icahn Associates Holding LLC, since 2006.  From 2004 to 2006 Mr. Cozza served as Controller at Icahn Associates Holding LLC. Prior to that Mr. Cozza was a senior assurance associate at Grant Thornton LLP. Mr. Cozza has been a director of: CVR Refining GP, LLC, the general partner of CVR Refining, LP, an independent downstream energy limited partnership, since January 2013; and XO Holdings, a competitive provider of telecom services, since August 2011. Mr. Cozza was previously a director of MGM Holdings Inc., an entertainment company focused on the production and distribution of film and television content, from April 2012 to August 2012. CVR Refining and XO Holdings are indirectly controlled by Carl C. Icahn.
Mr. Cozza brings to his service as a director his significant experience and leadership role as director of various companies as discussed above. In particular, his experience as the Chief Financial Officer of Icahn Associates Holding LLC enables him to understand the complex business and financial issues that we may face.
Daniel A. Ninivaggi has served as President of Icahn Enterprises L.P. and its general partner, Icahn Enterprises GP, since April 2010, as its Chief Executive Officer since August 2010, and as a director since March 2012. Icahn Enterprises is a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion. From 2003 until July 2009, Mr. Ninivaggi served in a variety of executive positions at Lear Corporation, a global supplier of automotive seating and electrical power management systems and components, including as General Counsel from 2003 to 2007, as Senior Vice President from 2004 until 2006, and most recently as Executive Vice President and Chief Administrative Officer from 2006 to 2009. Lear Corporation filed for bankruptcy in July 2009 and emerged in November 2009. Prior to joining Lear Corporation, from 1998 to 2003, Mr. Ninivaggi was a partner with the law firm of Winston & Strawn LLP, specializing in corporate finance, mergers and acquisitions, and corporate governance. Mr. Ninivaggi also served as Of Counsel to Winston & Strawn LLP from July 2009 to March 2010.
Mr. Ninivaggi has been a director of: CVR Refining GP, LLC, the general partner of CVR Refining, LP, an independent downstream energy limited partnership, since January 2013; CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, since May 2012; CVR GP, LLC, the general partner of CVR Partners LP, a nitrogen fertilizer company, since May 2012; Viskase Companies, Inc., a meat casing company, since June 2011; XO Holdings, a competitive provider of telecom services, since August 2010; and Federal-Mogul Corporation, a supplier of automotive powertrain and safety components, since March 2010. From January 2011 to May 2012, Mr. Ninivaggi served as the Interim President and Interim Chief Executive Officer, and since January 2011, he has served as a director, of Tropicana Entertainment Inc., a company that is primarily engaged in the business of owning and operating casinos and resorts. Mr. Ninivaggi was previously a director of: Motorola Mobility Holdings, Inc., a provider of mobile communication devices, video and data delivery solutions, from December 2010 to May 2012; and CIT Group Inc., a bank holding company, from December 2009 to May 2011. CVR Energy, CVR Partners, CVR Refining Viskase Companies, XO Holdings, Federal-Mogul and Tropicana Entertainment are each indirectly controlled by Carl C. Icahn. Mr. Icahn previously had interests in Motorola Mobility and CIT Group through the ownership of securities.
Mr. Ninivaggi brings to his service as a director his significant experience and leadership roles of various companies as discussed above. In particular, his service the as President and Chief Executive Officer of Icahn Enterprises enables him to understand the complex business and financial issues that we may face.
SungHwan Cho has served as Chief Financial Officer of Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P. (a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion), since March 2012 and as a director since September 2012. Prior to that time, he was Senior Vice President and previously Portfolio Company Associate at Icahn Enterprises since October 2006. From 2004 to 2006, Mr. Cho served as Director of Finance for Atari, Inc., a publisher of interactive entertainment products. From 1999 to 2002, Mr. Cho served as Director of Corporate Development and Director of Product Development at Talk America, a telecommunications provider to small business and residential customers. From 1996 to 1999, he was an investment banker at Salomon Smith Barney in New York and Tokyo. Mr. Cho has been a director of: CVR Refining GP, LLC, the general partner of CVR Refining, LP, a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, since January 2013; CVR Energy, Inc., an independent petroleum refiner and marketer of high value transportation fuels, since May 2012; CVR GP, LLC, the general partner of CVR Partners LP, a nitrogen fertilizer company,, since May 2012; Federal-Mogul Corporation, a supplier of automotive powertrain and safety components, since May 2012; XO Holdings, a competitive provider of telecom services, since August 2011; American Railcar Industries, Inc., a railcar manufacturing company, since June 2011; Take-Two Interactive Software Inc., a publisher of interactive entertainment products, since April 2010; WestPoint Home LLC, a home textiles manufacturer, since January 2008; PSC Metals Inc., a metal recycling company, since December 2006; and Viskase Companies, Inc., a meat casing company, since November 2006. CVR Energy, CVR Partners, CVR Refining, Federal-Mogul, XO Holdings, American Railcar Industries, WestPoint Home, PSC Metals and Viskase Companies each are indirectly controlled by Carl C. Icahn. Mr. Icahn also has a non-controlling interest in Take-Two Interactive Software through the ownership of securities.
Mr. Cho brings to his service as a director his significant experience and leadership role as director of various companies as discussed above. In particular, his service the as Chief Financial Officer of Icahn Enterprises enables him to understand the complex business and financial issues that we may face.
Peter Reck has served as Principal Accounting Officer of our general partner, Icahn Enterprises GP, since March 2012, and as its Secretary since April 2012. Mr. Reck was Controller of Icahn Enterprises from November 2005 to March 2012. Since March 2012, Mr. Reck has served as the director of Viskase Companies, Inc. Previously, Mr. Reck was the Controller of Family Office and Treasurer of Philanthropies for Bromor Management, the Family Office of Charles Bronfman. Mr. Reck also served as Controller for the Bank of Uruguay and worked at KMPG LLP in their audit practice.
Audit Committee
James L. Nelson, William A. Leidesdorf and Jack G. Wasserman serve on our audit committee. We believe that the audit committee members are “independent” within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules of the NASDAQ Stock Market ("NASDAQ"). A copy of the audit committee charter is available on our website at www.ielp.com/corporate governance or may be obtained without charge by writing to Icahn Enterprises L.P., 767 Fifth Avenue, Suite 4700, New York, NY 10153, Attention: Investor Relations.
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

Audit Committee Report
The audit committee has confirmed that: (1) the audit committee reviewed and discussed our 2012 audited financial statements with management; (2) the audit committee has discussed with our independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU§380); (3) the audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1; and (4) based on the review and discussions referred to in clauses (1), (2) and (3) above, the audit committee recommended to the board of directors that our 2012 audited financial statements be included in this Report.
This report is provided by the following independent directors, who constitute the audit committee:
William A. Leidesdorf
James L. Nelson
Jack G. Wasserman

Code of Business Conduct and Ethics
Icahn Enterprises GP's board of directors has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Business Conduct and Ethics is available on our website at www.ielp.com/governance.cfm and may be obtained without charge by writing to Icahn Enterprises L.P., 767 Fifth Avenue, Suite 4700, New York, NY 10153, Attention: Investor Relations.
NASDAQ Corporate Governance Compliance
Pursuant to Rule 5615(a)(4)(J) of the NASDAQ corporate governance requirements, in the event that an executive officer of the Company, or a person performing an equivalent role, becomes aware of any noncompliance with NASDAQ's corporate governance requirements, he or she is required to provide prompt notice to NASDAQ of such noncompliance.   As of the date of this Report, we believe that we are compliant with NASDAQ's corporate governance requirements.
Board Leadership Structure
Our leadership structure includes the positions of chairman of the board ("Chairman") and Chief Executive Officer. Mr. Icahn serves as our Chairman and Daniel A. Ninivaggi serves as our Chief Executive Officer.
The Chairman is responsible for organizing the board of directors and setting its agenda and priorities. The Chairman does not participate in the day-to-day business operations of our business segments, other than our Investment segment. The Chief Executive Officer is accountable directly to the board of directors, including the Chairman, and has day-to-day responsibility, in consultation with our Chairman, for general oversight of our business segments. Our business segments are operated through subsidiaries with their own management teams, including boards of directors, responsible for the day-to-day operations of those businesses. We believe that our leadership structure is appropriate for our holding company structure as it enhances our corporate governance and company oversight by separating responsibilities between the Chief Executive Officer and Chairman.
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
Section 16(a) Beneficial Ownership Reporting Compliance
To the best of our knowledge, no director, executive officer or beneficial owner of more than 10% of Icahn Enterprises' depositary units failed to file on a timely basis reports required by §16(a) of the Exchange Act, during the year ended December 31, 2012.

Item 11. Executive Compensation.
Compensation Discussion and Analysis
The following section provides an overview and analysis of our compensation programs, the compensation decisions we have made under those programs, and the factors we considered in making those decisions. Later in this section, under the heading “Additional Information Regarding Executive Compensation,” we provide a table containing specific information about the compensation earned by the following individuals in 2012, whom we refer to as our named executive officers:

•	Carl C. Icahn, Chairman of the Board(1)

•	Daniel A. Ninivaggi, President and Chief Executive Officer(2)

•	SungHwan Cho, Chief Financial Officer(3)

•	Peter Reck, Chief Accounting Officer(4)

•	Dominick Ragone, Chief Financial Officer and Principal Accounting Officer(5)

•	Vincent J. Intrieri, Senior Vice President(6)
(1) In addition, Mr. Icahn serves as Chief Executive Officer of our subsidiary, Icahn Capital and of the General Partners.
(2) In addition, Mr. Ninivaggi serves as a director of Icahn Enterprises and Icahn Enterprises Holdings.
(3) In addition, Mr. Cho serves as a director of Icahn Enterprises and Icahn Enterprises Holdings. Mr. Cho commenced serving as the Chief Financial Officer of Icahn Enterprises and Icahn Enterprises Holdings effective March 16, 2012.
(4) Mr. Reck commenced serving as the Chief Accounting Officer of Icahn Enterprises and Icahn Enterprises Holdings effective March 16, 2012.
(5) Mr. Ragone served as Chief Financial Officer and Principal Accounting Officer for Icahn Enterprises and Icahn Enterprises Holdings until his resignation on March 16, 2012.
(6) Mr. Intrieri served as Senior Vice President of Icahn Enterprises and Icahn Enterprises Holdings until September 2012. Mr. Intrieri currently serves as Senior Managing Director of our subsidiary, Icahn Capital and of the General Partners.
On February 20, 2013, Keith Cozza was appointed Executive Vice President of Icahn Enterprises GP and Icahn Enterprises Holdings. In addition, Mr. Cozza will also serve as the Chief Operating Officer of Icahn Capital and hold officer and/or director positions at certain of our other subsidiaries.
The discussion below is intended to help you understand the detailed information provided in the table and put that information into context within our overall compensation program.
Overview of Compensation Program
Throughout this narrative discussion and in the accompanying table, we refer to our named executive officers. The key compensation package provided to our named executive officers consists of (i) base salary, (ii) incentive compensation and (iii) other benefits. The key compensation provided to our named executive officers for 2012 consisted of salary and, in the case of Messrs. Ninivaggi, bonuses pursuant to employment agreements. In addition, pursuant to the 2012 Ninivaggi Employment Agreement, certain of Mr. Ninivaggi's options were terminated, rendered null and void and and are canceled and shall have no further force or effect. See “Employment Agreements- Ninivaggi Employment Agreement.” See “Additional Information Regarding Executive Compensation - Summary Compensation Table” for the compensation received by each of our named executive officers for 2012. Executive compensation levels and bonuses are established based upon the recommendation of our chairman, which are discussed with members of the board. The board of directors does not delegate the authority to establish executive officer compensation to any other person and has not retained any compensation consultants to determine or recommend the amount or form of executive and director compensation.
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
The primary components of our executive compensation are base salary and, except as otherwise indicated, annual bonus, payable in cash. On February 11, 2010, we entered into Option Agreements with Mr. Ninivaggi pursuant to which he received an option award (as discussed below) but it was terminated pursuant to the 2012 Ninivaggi Employment Agreement on October 25, 2012. Except for the Option Agreements, we generally do not pay compensation in options, units or other equity-based awards. For further descriptions, see “Additional Information Regarding Executive Compensation - Employment Agreements.” Base salary is paid for ongoing performance throughout the year and is determined based on job function and each executive's contribution to our performance and achievement of our overall business objectives. Our annual bonuses are intended to reward particular achievement during the year, motivate future performance and attract and retain highly qualified key employees.
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
Allocation of Compensation
There is no pre-established policy or target for the allocation of compensation, other than certain employment agreements with certain named executive officers and, in the case of Mr. Ninivaggi, the Option Agreements (which, as discussed, elsewhere were terminated, rendered null and void and and are cancelled and shall have no further force or effect.) As we are a limited partnership and a controlled entity, under the NASDAQ listing rules, our status as a limited partnership exempts us from certain corporate governance rules, including the requirement to maintain a compensation committee. In 2012, the total compensation granted to named executive officers was in the form of cash compensation.
Compensation Components for Fiscal 2012
Base Salary
Base salaries for executive officers are determined based on job performance, job responsibilities and teamwork. In addition, we have also entered into employment contracts with Mr. Icahn (referred to as the Icahn Employment Agreement), Daniel A. Ninivaggi (referred to as the Ninivaggi Employment Agreement, commencing on October 25, 2012, the 2012 Ninivaggi Employment Agreement, and effective January 1, 2013, the 2013 Ninivaggi Employment Agreement ), Dominick Ragone (referred to as the Ragone Employment Agreement and, commencing January 1, 2011, the 2011 Ragone Employment Agreement) (Mr. Ragone terminated his employment with us on March 16, 2012.) and, commencing October 1, 2011, Vincent J. Intrieri (referred to as the Intrieri Employment Agreement).
During 2012, pursuant to the Icahn Employment Agreement by and among us, Icahn Capital, Mr. Icahn and the other parties referred to therein, Mr. Icahn served as Chairman of the Board of Icahn Enterprises GP and as Chairman and Chief Executive Officer of Icahn Capital and Chief Executive Officer of the General Partners. Pursuant to the Icahn Employment Agreement, Mr. Icahn was entitled to receive an annual base salary of $900,000. For 2010 Mr. Icahn voluntarily reduced his annual base salary to $400,000. Effective April 1, 2011, Mr. Icahn received an annual base salary of $1.00 per annum pursuant to an agreement dated March 31, 2011. Mr. Icahn's Employment Agreement's term ended on December 31, 2012. Mr. Icahn is currently an at will employee serving as Chairman of the Board of Icahn Enterprises GP and as Chairman and Chief Executive Officer of Icahn Capital and Chief Executive Officer of the General Partners for which he will receive an annual base salary of $1 per annum.
Pursuant to the Ninivaggi Employment Agreement by and between us and Mr. Ninivaggi, Mr. Ninivaggi was originally entitled to a base salary at the per annum rate of $650,000 for 2012. Pursuant to the 2012 Ninivaggi Employment Agreement, Mr. Ninivaggi was entitled to receive a base salary of $1.3 million per annum effective November 1, 2012. Effective January 1, 2013, pursuant to the 2013 Ninivaggi Employment Agreement, Mr. Ninivaggi is entitled to a base salary of $2.2 million per annum.
Pursuant to the Ragone Employment Agreement by and between Icahn Enterprises Holdings L.P., or Icahn Enterprises Holdings, and Mr. Ragone, dated January 1, 2011, Mr. Ragone was entitled to a base salary of $425,000 for 2012. On March 16, 2012, Mr. Ragone resigned all positions previously held by him from Icahn Enterprises and Icahn Enterprises Holdings.
Pursuant to the Intrieri Employment Agreement by and between us, effective October 1, 2011, Mr. Intrieri was entitled to a base salary at the per annum rate of $6.5 million.

Generally, total compensation is used in determining the amount of contributions permitted under our 401(k) Plan.
See “Additional Information Regarding Executive Compensation - Summary Compensation Table” for detailed information on the compensation received by each of our named executive officers for 2012.
Bonus
Effective March 31, 2011, Mr. Icahn is not eligible to receive a discretionary annual bonus pursuant to the terms of his employment agreement and thus did not receive any bonus in 2012. Pursuant to the 2012 Ninivaggi Employment Agreement, Mr. Ninivaggi received a bonus of $542,666. For 2012, Mr. Cho and Mr. Reck received bonuses of $400,000 and $150,000, respectively. For a further description of the employment agreements, including salary and bonuses, see “Additional Information Regarding Executive Compensation - Employment Agreements.”
401(k) Plan and Other Benefits
For 2012, Messrs. Ninivaggi, Cho, Intrieri, and Ragone (through March 16, 2012) were our only named executive officers participating in our qualified Icahn Enterprises Holdings 401(k) Plan, or the 401(k) Plan, and thus received matching contributions for 2012. The matching contributions for the respective named executive officer in 2012 are disclosed in our Summary Compensation Table under “All Other Compensation” and in the related footnote. Mr. Icahn and Reck were our only named executives who did not participate in the 401(k) Plan for 2012. All of our named executive officers are entitled to receive medical, dental and paid time-off benefits that are offered to all of our employees and are designed to enable us to attract and retain our workforce in a competitive environment. Our 401(k) Plan helps employees save and prepare financially for retirement. Health and paid time-off benefits help ensure that we have a productive and focused workforce.
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
Perquisites
The total value of all perquisites and personal benefits (exclusive of 401(k) matching contributions) provided to each of our named executive officers for 2012, 2011 and 2010 was less than $10,000 per person, except for Mr. Icahn and Mr. Intrieri, for whom perquisites and other benefits are identified in the Summary Compensation Table under the “All Other Compensation” column and in related footnotes.
Compensation Committee Report
As stated above, pursuant to exemptions from the NASDAQ listing rules, the board of directors is not required to have, and does not have, a standing compensation committee. The board of directors has reviewed and discussed the Compensation Disclosure and Analysis required by Item 402(b) of Regulation S-K with management. Based on that review and discussion, the board of directors recommended that the Compensation Disclosure and Analysis be included in this Report.
This report is provided by the board of directors:
Carl C. Icahn
Daniel A. Ninivaggi
Sung Hwan Cho
Keith Cozza
William A. Leidesdorf
James L. Nelson
Jack G. Wasserman
Compensation Committee Interlocks and Insider Participation
During 2012, our entire board of directors, including Mr. Icahn, participated in deliberations concerning executive compensation. During 2012, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our board of directors.

Additional Information Regarding Executive Compensation
As discussed elsewhere, on February 20, 2013, Keith Cozza was appointed Executive Vice President of Icahn Enterprises GP and Icahn Enterprises Holdings. In addition, Mr. Cozza will also serve as the Chief Operating Officer of Icahn Capital and hold officer and/or director positions at certain of our other subsidiaries. Mr. Cozza is entitled to a base salary of $1 million per annum and may earn a discretionary bonus.
The following table sets forth information in respect of the compensation earned for services to us and/or our subsidiaries by each of our named executive officers for fiscal 2012, 2011 and 2010, as applicable.
Summary Compensation Table

	Annual Compensation(1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Carl C. Icahn(2) Chairman of the Board	2012	1	—	—	147,559	(3)	147,560
	2011	107,692	—	—	189,671	(3)	297,363
	2010	400,000	—	—	140,066	(3)	540,066

Daniel A. Ninivaggi(4) President and Chief Executive Officer	2012	742,500	542,666	—	14,584	(3)(4)	1,299,750
	2011	650,000	650,000	—	14,943	(3)(4)	1,314,943
	2010	425,000	550,000	2,136,332	304,010	(3)(4)	3,415,342

SungHwan Cho Chief Financial Officer	2012	300,391	400,000	—	17,784	(3)	718,175

Peter Reck Chief Accounting Officer	2012	238,154	150,000	—	3,693	(3)	391,847

Dominick Ragone(5) Chief Financial Officer and Principal Accounting Officer	2012	214,243	—	—	2,086	(3)	216,329
	2011	425,000	868,925	—	7,812	(3)	1,301,737
	2010	300,000	495,925	—	7,859	(3)	803,784

Vincent J. Intrieri(6)Senior Vice President	2012	6,750,188	—	—	40,123	(3)(6)	6,790,311
	2011	2,145,192	937,500		1,495,815	(3)(6)	4,578,507

(1)
Pursuant to applicable regulations, certain columns of the Summary Compensation Table have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by us, any of our subsidiaries or by Icahn Enterprises GP, which was subsequently reimbursed by us, required to be reported in those columns.

(2)
The salary indicated above represents compensation paid to Mr. Icahn in each of 2012, 2011 and 2010 for his services as Chief Executive Officer of our subsidiary, Icahn Capital, and of the General Partners pursuant to the Icahn Employment Agreement. Mr. Icahn's Employment Agreement ended on December 31, 2012. Mr. Icahn is currently an at will employee serving as Chairman of the Board of Icahn Enterprises GP and as Chairman and Chief Executive Officer of Icahn Capital and Chief Executive Officer of the General Partners for which he will receive an annual base salary of $1 per annum. For 2010, Mr. Icahn voluntarily reduced his salary to $400,000. Effective April 1, 2011, Mr. Icahn receives a salary of $1.00 per annum pursuant to an agreement dated March 31, 2011. Thus, Mr. Icahn's salary of $400,000 per annum for 2011 was prorated for the period from January 1, 2011 through March 31, 2011. The salary reflected in 2011 for Mr. Icahn included the pro-rated amount of $400,000 he received prior to April 1, 2011. For each of 2012, 2011 and 2010, Mr. Icahn did not receive an annual incentive bonus. See “Employment Agreements - Icahn Employment Agreement” for a further discussion of the Icahn Employment Agreement. Mr. Icahn does not receive director fees from us.

(3)
Represents other compensation paid to the following named executive officers: (i) Carl C. Icahn, $15,478, $15,364 and $12,535 in medical and dental benefits for 2012, 2011 and 2010, respectively; $173, $156 and $203 in life insurance premiums paid by us for 2012, 2011 and 2010; and in his capacity as the Chairman of the Board of Directors of Federal-Mogul, $131,908, $174,151 and $127,328 representing the incremental cost of Mr. Icahn's personal use of Federal-Mogul's corporate aircraft for 2012, 2011 and 2010, respectively. Mr. Icahn received no fees or compensation from Federal-Mogul for 2011, 2010 or 2009 other than the use of the corporate aircraft as discussed above. The calculation of incremental cost for the personal use of Federal-Mogul's corporate aircraft includes the variable costs incurred as a result of personal flight activity, which are comprised of a portion of ongoing maintenance and repairs, aircraft fuel, airport fees, catering, and fees and travel expenses for the flight crew. The use of the aircraft for personal use by Mr. Icahn was approved by the Board of Directors and the Compensation Committee of Federal-Mogul; (ii) Daniel A Ninivaggi, $7,688 and $7,656 in matching contributions under our 401(k) Plan for 2012 and 2011, respectively, $173, $156 and $135 in life insurance premiums for 2012, 2011 and 2010, respectively; and $6,723, $7,131 and $3,875 in medical and dental benefits paid by us for 2012, 2011 and 2010, respectively; (iii) SungHwan Cho, $7,635 in matching contributions under our 401(k) Plan for 2012; $9,976 in medical and dental benefits paid by us for 2012; and $173 in life insurance premiums paid by us for 2012; (iv) Peter Reck, $3,520 in medical and dental benefits paid by us for 2012; and $173 in life insurance premiums paid by us for 2012; (v) Dominick Ragone, $2,043 in matching contributions under our 401(k) Plan for 2012, $7,656 in matching contributions under our 401(k) Plan for each of 2011 and 2010; $43, $156 and $203 in life insurance premiums paid by us for 2012, 2011 and 2010, respectively; (vi) Vincent Intrieri, $9,980 and $10,836 in medical and dental benefits paid by us for 2012 and 2011, respectively; $7,656 in matching contributions under our 401(k) Plan for each of 2012 and 2011; $173 and $156 in life insurance premiums paid by us for 2012 and 2011, respectively. Other than Messrs. Icahn, Mr. Ninivaggi, Mr. Cho or Intrieri, no other named executive officer received medical and dental benefits of $10,000 or greater. In each of 2012, 2011 and 2010, to the extent that a named executive officer participated in our 401(k) Plan, we made a matching contribution to his individual 401(k) Plan account in the amount of one-half (1/2) of the first six and one-quarter (6.25%) percent of gross salary (within prescribed limits) contributed by the employee. Mr. Icahn did not participate in the 401(k) plan during 2012, 2011 or 2010 and thus did not receive any matching contributions for those fiscal years; Mr. Reck did not participate in the 401(k) plan during 2012 and thus did not receive any matching contributions in 2012.

(4)
Mr. Ninivaggi has served as President since April 5, 2010, as Chief Executive Officer since August 4, 2010 and as Director as of March 13, 2012. For 2012 and 2011, Mr. Ninivaggi received a bonus of $542,666 and $650,000, respectively. For 2010, the salary indicated above reflects a pro rata share of his annual salary from April 5, 2010.

In addition, on February 11, 2010, we and Mr. Ninivaggi entered into certain stock option agreements (together, referred to as the Option Agreements). Pursuant to the terms of the Ninivaggi Employment Agreement and the Option Agreements, Mr. Ninivaggi was granted certain options to purchase a fix number of our depositary units with a certain exercise prices. As described below, pursuant to the 2012 Ninivaggi Employment Agreement, Mr. Ninivaggi's options were terminated effective October 12, 2012, whether or not previously vested and are terminated and rendered null and void, having no further force or effect.
The amount reflected in the table for 2010 represents the grant date fair value of the options computed in accordance with FASB ASC Topic 718. The fair value of the options on the grant date was estimated using the Black-Scholes option-pricing model. The assumptions used in the model include (i) risk-free interest rates (ranging from 1.43% to 1.91%) determined based upon U.S. treasury rates over the estimated expected option lives, (ii) expected volatility of 38.6% based on the average historical volatility of our depositary units over the estimated expected option lives, (iii) expected dividend yield of 2.2% based on our dividend history and (iv) expected option lives (ranging from 3 to 4 years) which are based on the mid-point between the vesting date and the expiration date of the options.
(5) Mr. Ragone served as Chief Financial Officer and Principal Accounting Officer from July 28, 2008 through March 16, 2012. On March 16, 2012, Mr. Ragone delivered notice of his resignation as the Chief Financial Officer and Principal Accounting Officer of Icahn Enterprises, and all officer and/or director positions held by him at certain of our subsidiaries. For 2011, Mr. Ragone received a bonus of $868,925, representing a $675,000 bonus and an additional special bonus pursuant to the 2011 Ragone Employment Agreement in the amount of $193,925. For 2010, Mr. Ragone received bonuses aggregating $495,925, representing a $300,000 discretionary bonus and an additional special bonus pursuant to the 2011 Ragone Employment Agreement in the amount of $195,925.

(6) Mr. Intrieri has served as Senior Vice President of Icahn Enterprises GP from October 1, 2011 through September 28, 2012. On September 28, 2012, Mr. Intrieri delivered notice of his resignation as the Senior Vice President and Director of Icahn Enterprises GP and Icahn Enterprises, and all officer and/or director positions held by him at certain of our subsidiaries. Although Mr. Intrieri resigned from being the Senior Vice President and Director of Icahn Enterprises GP and Icahn Enterprises, he continues to serve as the Managing Director of Icahn Capital for which he is compensated at $6.5 million per annum. Mr. Intrieri's salary reflected in 2012 include amounts paid with respect to his PTO balance. Pursuant to an employment agreement by and among us, Mr. Intrieri and the other parties referred to therein (referred to as the Intrieri Employment Agreement), during 2011, Mr. Intrieri's salary of $6.5 million per annum was prorated for the period from October 1, 2011 through December 31, 2011. The salary reflected in 2011 for Mr. Intrieri includes the pro-rated amount of $6.5 million he received after September 30, 2011. The “All Other Compensation” paid or allocated to Mr. Intrieri pursuant to the Intrieri Employment Agreement includes the following: for 2012: (i) a payment of $22,314 for earnings on prior year incentive allocations and prior year special profits interest allocations that were reinvested; for 2011: (i) payments of $2,145,192 and $937,500, representing salary and bonus, respectively, in Mr. Intrieri's capacity as Senior Vice President of Icahn Enterprises G.P. and Senior Managing Director of Icahn Capital; (iii) an amount of $220,001 equal to 2.5% of special profits interest allocations for 2011; (iv) earnings on Mr. Intrieri's share of prior year incentive allocations and prior year special profits interest allocations that were reinvested in the amount of $1,000,370 for 2011; and (v) incentive awards of $256,796. See “Intrieri Employment Agreement” below for a further discussion of the Intrieri Employment Agreement.
Each of our executive officers may perform services for affiliates of Mr. Icahn for which we receive reimbursement. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”
There are no family relationships between or among any of our directors and/or executive officers.
On February 20, 2013, Keith Cozza was appointed Executive Vice President of Icahn Enterprises GP and Icahn Enterprises Holdings. In addition, Mr. Cozza will also serve as the Chief Operating Officer of Icahn Capital and hold officer and/or director positions at certain of our other subsidiaries. Mr. Cozza is entitled to a base salary of $1 million per annum and may earn a discretionary bonus.

Employment Agreements
Icahn Employment Agreement
Pursuant to the Icahn Employment Agreement, Mr. Icahn served as the Chairman and Chief Executive Officer of Icahn Capital Management L.P., in addition to his current role as Chairman of Icahn Enterprises until December 31, 2012. Mr. Icahn also served as the Chief Executive Officer of the General Partners. Pursuant to an agreement dated and effective as of March 31, 2011, Mr. Icahn's annual base salary was reduced to $1.00 per annum and Mr. Icahn shall not be eligible to receive any bonus under the Icahn Employment Agreement. Other than these amendments, all other terms and conditions of the Icahn Employment Agreement remained in effect through December 31, 2012. Prior to March 31, 2011, pursuant to the Icahn Employment Agreement, Mr. Icahn was entitled to an annual base salary of $900,000. For 2009, 2010 and for the period January 1, 2011 through March 31, 2011, Mr. Icahn voluntarily reduced his annual base salary to $400,000. Prior to April 1, 2011, pursuant to the Icahn Employment Agreement, Mr. Icahn was also entitled to an annual incentive bonus based on a bonus formula with two components. The first component was based on the annual return on assets under management by the Investment Funds. The second component of the annual bonus payable by us was tied to the growth in our annual net income (other than income or losses resulting from the operations of our Investment segment).
Pursuant to the Icahn Employment Agreement, in the event that Mr. Icahn was terminated by us without “Cause” or he terminated his employment for “Good Reason” (which was limited to defined events relating to a material adverse change in his position and responsibilities, our material breach of the Icahn Employment Agreement or the relocation of his principal place of work) prior to the end of the term, he was entitled to a lump sum payment equal to one year of base salary, If, within 12 months following the occurrence of a change in control of us, Mr. Icahn was terminated by us without “Cause” or he resigned for “Good Reason,” Mr. Icahn was entitled to a payment equal to two times his base salary. If Mr. Icahn was terminated as a result of his death or disability, he (or his estate, if applicable) would have received a lump sum payment equal to the remaining base salary payable through December 31 of the year of termination. In the event of early termination for any reason, Mr. Icahn would also be entitled to his accrued and unpaid salary and accrued vacation pay. All such payments will be conditioned on Mr. Icahn (or his estate, if applicable) signing a general release in favor of us and our affiliates.
Mr. Icahn's Employment Agreement's term ended on December 31, 2012. Mr. Icahn is currently an at will employee serving as Chairman of the Board of Icahn Enterprises GP and as Chairman and Chief Executive Officer of Icahn Capital and Chief Executive Officer of the General Partners for which he will receive an annual base salary of $1 per annum.

Ninivaggi Employment Agreements
On February 1, 2013, Mr. Ninivaggi entered into an employment agreement (the "2013 Ninivaggi Employment Agreement") pursuant to which Mr. Ninivaggi would serve as the President and Chief Executive Officer of Icahn Enterprises, Icahn Enterprises Holdings and Icahn Enterprises GP, the general partner of both Icahn Enterprises and Icahn Enterprises Holdings. The 2013 Ninivaggi Employment Agreement superseded and replaced the 2012 Ninivaggi Employment Agreement as discussed below.
On October 25, 2012, Mr. Ninivaggi entered into an employment agreement (the "2012 Ninivaggi Employment Agreement") pursuant to which Mr. Ninivaggi would serve as the President and Chief Executive Officer of Icahn Enterprises, Icahn Enterprises Holdings and Icahn Enterprises GP, the general partner of both Icahn Enterprises and Icahn Enterprises Holdings. This agreement superseded and replaced the Ninivaggi Employment Agreement as discussed below. This agreement also terminated Mr. Ninivaggi's Options rights effective October 25, 2012, as discussed below, whether or not previously vested and are terminated and rendered null and void, having no further force or effect.
Pursuant to the 2013 Ninivaggi Employment Agreement, effective January 1, 2013, Mr. Ninivaggi is entitled to a base salary at the rate of $2.2 million per annum, earned and payable ratably every two weeks. In addition, in the event that Mr. Ninivaggi is terminated by us without Cause (as defined in the 2013 Ninivaggi Employment Agreement) or terminates his employment for Good Reason (as defined in the 2013 Ninivaggi Employment Agreement) prior to December 31, 2013, he shall be entitled to his full salary through December 31, 2013.
Pursuant to the 2012 Ninivaggi Employment Agreement, Mr. Ninivaggi was entitled to receive a base salary of $12,500 per week for the period October 25, 2012 through October 31, 2012 and a bonus of $542,666 which was paid on October 31, 2012. Effective November 1, 2012, Mr. Ninivaggi was entitled to receive a base salary of $1.3 million per annum. In addition, Mr. Ninivaggi was eligible to receive a discretionary annual bonus which amount, if any, shall be paid on or before the December 31 immediately following the last day of each one year period, with the first payment of such bonus, if any, to be paid on or before December 31, 2013 of the one year period beginning on November 1, 2012 and ending on October 31, 2013. Up to 50% of such annual bonus may be paid by Icahn Enterprises, in its sole and absolute discretion, in freely transferrable depositary units based on the volume-weighted-average of such units for the 15 trading days immediately prior to the date of the payment of such bonus.
Pursuant to the 2012 Ninivaggi Employment Agreement, Mr. Ninivaggi's employment is at will and be terminated by us at any time, for any reason or no reason, such termination to be effective 45 days following written notice thereof by us to Mr. Ninivaggi.
On February 11, 2010, we entered into the Ninivaggi Employment Agreement pursuant to which Mr. Ninivaggi was to serve as the President of Icahn Enterprises, Icahn Enterprises Holdings and Icahn Enterprises GP.  Pursuant to the terms of the Ninivaggi Employment Agreement, Mr. Ninivaggi would be (i) principally responsible for overseeing portfolio company operations, generally not including the entities involved with the Investment Funds managed and advised by subsidiaries of Icahn Enterprises Holdings and (ii) involved with acquisitions, dispositions and financings engaged in by Icahn Enterprises, Icahn Enterprises Holdings and subsidiaries. Mr. Ninivaggi also agreed to serve as Chief Executive Officer, if requested to do so.
Since August 4, 2010, Mr. Ninivaggi has served as Chief Executive Officer and President. Mr. Ninivaggi has agreed to work for any or all of the Icahn Related Entities (as defined herein) for the aggregate consideration described below. In addition to the compensation described in the 2012 Ninivaggi Employment Agreement, Mr. Ninivaggi is entitled to an aggregate of 22 days of paid time off (comprised of vacation, personal and sick days) annually and participates in all benefit programs and plans for which he is eligible and that are made available to all senior executive employees of Icahn Related Entities.
Pursuant to the Ninivaggi Employment Agreement, Mr. Ninivaggi was entitled to: (i) a base salary at the per annum rate of $650,000 for 2010 and for each of 2011 and 2012; (ii) a bonus in the amount of $550,000 for 2010 and (iii) a bonus of not less than $450,000 and not more than $650,000 for each of 2011 and 2012. Mr. Ninivaggi also received a relocation payment of $300,000 in 2010 in connection with the commencement of his employment.
In addition, on February 11, 2010, we and Mr. Ninivaggi entered into the Option Agreements.  Pursuant to terms of the Option Agreements and the Ninivaggi Employment Agreement, Mr. Ninivaggi was granted certain options to purchase a fix number of our depositary units with a certain exercise prices. Pursuant to the 2012 Ninivaggi Employment Agreement, Mr. Ninivaggi's options were terminated effective October 12, 2012, whether or not previously vested and are terminated and rendered null and void, having no further force or effect.
Ragone Employment Agreements
From July 28, 2008 through March 16, 2012, Dominick Ragone served as Chief Financial Officer of Icahn Enterprises and Icahn Enterprises Holdings and an officer, director, advisor or agent to Icahn Enterprises Holdings, Icahn Enterprises and/or

Icahn Enterprises GP, the general partner of Icahn Enterprises Holdings and Icahn Enterprises, and each of their respective direct and/or indirect subsidiaries. On March 16, 2012, Mr. Ragone resigned as the Chief Financial Officer and Chief Accounting Officer of Icahn Enterprises GP, the general partner of Icahn Enterprises Holdings and Icahn Enterprises, and all officer and/or director positions held by him at certain of our subsidiaries.
On December 31, 2010, Mr. Ragone entered into an employment agreement (the “2011 Ragone Employment Agreement”) with Icahn Enterprises and Icahn Enterprises Holdings, the term of which commenced on January 1, 2011. This agreement superseded and replaced the Ragone Employment Agreement as discussed below.
Pursuant to the 2011 Ragone Employment Agreement, Mr. Ragone was entitled to receive (i) a base salary of $425,000 for 2011, (ii) a bonus payment of $250,000 on June 30, 2011 and (iii) a bonus payment of $425,000 on December 31, 2011 unless the employment of Mr. Ragone had terminated prior to such date. Mr. Ragone was entitled to and did receive a special bonus from us in the amount of $193,925 on July 1, 2011 (the “Special Payment Date”), since he was actively employed on a full-time basis by us on the Special Payment Date.
For 2010, pursuant to the Ragone Employment Agreement dated July 28, 2008, Mr. Ragone received a base salary of $300,000 and a discretionary bonus. Mr. Ragone's discretionary bonus for 2010 was $495,925.
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
The term of the Intrieri Employment Agreement runs from October 1, 2011 until December 31, 2013 unless sooner terminated (referred to as the Term). Pursuant to the Intrieri Employment Agreement, Mr. Intrieri served as Senior Vice President of Icahn Enterprises G.P. until September 28, 2012. As discussed above, on September 28, 2012, Mr. Intrieri delivered notice of his resignation as the Senior Vice President and Director of Icahn Enterprises GP and Icahn Enterprises, and all officer and/or director positions held by him at certain of our subsidiaries. Although Mr. Intrieri resigned from being the Senior Vice President and Director of Icahn Enterprises GP and Icahn Enterprises, the other terms pursuant to the Intrieri Employment Agreement remain in effect, and thus, Mr. Intrieri continues to serve as the Managing Director of Icahn Capital for which he is entitled to a salary of $6.5 million per annum. Mr. Intrieri has also agreed to work for any or all of the Icahn Related Entities. In addition to the compensation described below, Mr. Intrieri is entitled to 27 paid vacation days annually and participates in all benefit programs and plans for which he is eligible which are made available to all senior executive employees of Icahn Related Entities.
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
Under the Prior Agreement Mr. Intrieri has earned a capital account in partnerships relating to the Investment Funds (the aggregate balance of such capital accounts from time to time, being referred to herein as the "Capital Account Balance"). Mr. Intrieri shall continue to be entitled to such capital account and any earnings thereon in accordance with the terms of the Prior Agreement (but not any incentive allocations, special profit interests or management fees or other payments, consideration or rights). At any time Employer may pay to Mr. Intrieri an amount equal to the then applicable Capital Account Balance. At any time, on prior written notice given at least 15 days prior to the next calendar month end following such notice, Mr. Intrieri may request to withdraw all or a portion of the Capital Account Balance. Payments in respect of any such withdrawal will be made as promptly as practicable following a calendar month end. Upon payment to Mr. Intrieri of his Capital Account Balance, so that the Capital Account Balance has been reduced to zero, any and all rights, powers and privileges of Mr. Intrieri under the Prior Agreement is and shall be deemed to be, terminated in all respects and shall be null and void and of no further force or effect; it being understood and agreed, for the avoidance of doubt, that upon such payment all rights and interests of the Mr. Intrieri thereunder will be and be deemed to be terminated and the rights and interests of Mr. Intrieri in all partnership, limited liability company or other entity contemplated in the Prior Agreement or relating thereto, will be and be deemed to be extinguished in all respects (and he shall cease to be a partner, member, interest holder or participant therein in any respect), all without any other act or deed by Mr. Intrieri or any Related Person.
During the first quarter of 2012, Mr. Intrieri withdrew all of his Capital Account Balance of $2.2 million, including gains of approximately $22,314 earned during the first quarter of 2012.
Stock Award, Option and Non-Equity Incentive Plans
Pursuant to the 2012 Ninivaggi Employment Agreement, on October 25, 2012, all options granted to Mr. Ninivaggi pursuant to the Ninivaggi Employment Agreement, whether or not previously vested, have been terminated, rendered null and void and shall have no further force or effect.
We do not have any other stock award, option or non-equity incentive plans. There were no exercises of options or other similar awards during 2012.

Potential Payments Upon Termination or Change in Control
The following tables summarize the value of the termination payments and benefits that Messrs. Icahn and Ninivaggi would receive if they had terminated employment on December 31, 2012 (the last day of 2012) under the circumstances shown, pursuant to the Icahn Employment Agreement and the 2012 Ninivaggi Employment Agreement, respectively. For a further description of the employment agreements, see “Employment Agreements.” The tables exclude (i) amounts accrued through December 31, 2012 that would be paid in the normal course of continued employment, such as accrued but unpaid salary and paid time off ("PTO") for 2012 and reimbursed business expenses and (ii) any vested account balances, as applicable, under our 401(k) Plan that are generally available to all of our employees. The tables include bonuses accrued but not yet paid for 2012.
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

Daniel A. Ninivaggi

Benefit	Retirement or Resignation ($)		Death or Disability ($)		Termination by Company Without Cause ($)		Termination by Company with Cause ($)		Termination Following Change in Control ($)
Cash Severance	—	(1)	—	(1)	—	(1)	—	(1)	—	(3)
Bonus	—		—		—	(2)	—		—	(3)
Health & Welfare Benefits	—	(4)	—	(4)	—	(4)	—	(4)	—	(4)
Total	—		—		—		—		—

(1) Executive would not be entitled to receive any payments, excluding accrued, but unpaid, base salary and PTO.

(2)
Executive would be entitled to a pro rated bonus amount, if any, pursuant to the 2012 Ninivaggi Employment Agreement. The determination of the bonus amount, if any, is determined by Icahn Enterprises in its sole and absolute discretion.

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
Director Compensation
The following table provides compensation information for our directors in 2012, except for Messrs. Icahn, Ninivaggi, Cho, Cozza and Intrieri. Compensation received by Messrs. Icahn, Ninivaggi, Cho, Cozza and Intrieri is included in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
William A. Leidesdorf	125,000	—	125,000
James L. Nelson	125,000	—	125,000
Jack G. Wasserman	140,000	—	140,000
Each director will hold office until his successor is elected and qualified. For 2012, Messrs. Wasserman, Leidesdorf and Nelson each received $125,000 in fees for services on board of directors. Mr. Wasserman received an additional $15,000 for services as chairman of the audit committee.
Directors receive only cash compensation, if applicable, and currently are not granted any options, units or other equity-based awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters.
As of March 13, 2013, affiliates of Mr. Icahn, owned 97,764,251 of Icahn Enterprises' depositary units, or approximately 90.5% of Icahn Enterprises' outstanding depositary units. In accordance with the listing rules of NASDAQ, Icahn Enterprises' status as a limited partnership affords Icahn Enterprises an exemption from certain corporate governance requirements which includes an exemption from the requirement to have compensation and nominating committees consisting entirely of independent directors. Icahn Enterprises GP's board of directors presently consists of three independent directors and the audit committee consists entirely of independent directors.
The affirmative vote of unitholders holding more than 75% of the total number of all depositary units then outstanding, including depositary units held by Icahn Enterprises GP and its affiliates, is required to remove Icahn Enterprises GP. Thus, since Mr. Icahn, through affiliates, holds approximately 90.5% of Icahn Enterprises' outstanding depositary units, Icahn Enterprises GP will not be able to be removed pursuant to the terms of our partnership agreement without Mr. Icahn's consent. Moreover, under the partnership agreement, the affirmative vote of Icahn Enterprises GP and unitholders owning more than 50% of the total number of all outstanding depositary units then held by unitholders, including affiliates of Mr. Icahn, is required to approve, among other things, selling or otherwise disposing of all or substantially all of our assets in a single sale or in a related series of multiple sales, our dissolution or electing to continue Icahn Enterprises in certain instances, electing a successor general partner, making certain amendments to the partnership agreement or causing us, in our capacity as sole limited partner of Icahn Enterprises Holdings, to consent to certain proposals submitted for the approval of the limited partners of Icahn Enterprises Holdings. Accordingly, as affiliates of Mr. Icahn hold in excess of 50% of the depositary units outstanding, Mr. Icahn, through affiliates, will have effective control over such approval rights.
The following table provides information, as of March 13, 2013, as to the beneficial ownership of the depositary units for each director of Icahn Enterprises GP and all directors and executive officers of Icahn Enterprises GP, as a group. Except for Mr. Icahn, none of our named executive officers or directors beneficially owns more than 5% of Icahn Enterprises' depositary units.

Name of Beneficial Owner	Beneficial Ownership of Icahn Enterprises' Depositary Units		Percent of Class
Carl C. Icahn	97,764,251	(a) (b)	90.5%
Daniel A. Ninivaggi	1,500		*
SungHwan Cho	1,100		*
Keith Cozza	2,000		*
Jack G. Wasserman	800		*
James L. Nelson	1,600		*
Peter Reck	—		—%
William A. Leidesdorf	—		—%
All Directors and Executive Officers as a Group (eight persons)	97,771,251		90.5%
* Less than 1% of total outstanding depositary units of Icahn Enterprises.

(a) The foregoing is exclusive of a 1.99% ownership interest which Icahn Enterprises GP holds by virtue of its 1% general partner interest in each of us and Icahn Enterprises Holdings.

(b) The following footnotes describe Mr. Icahn's beneficial ownership of Icahn Enterprises' depositary units:

(1)
Barberry Corp. ("Barberry") beneficially owns 3,332,160 Depository Units. Carl C. Icahn beneficially owns 100% of Barberry. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, Mr. Icahn (by virtue of his relationship to Barberry) may be deemed to indirectly beneficially own the Depository Units which Barberry owns. Mr. Icahn disclaims beneficial ownership of such Depository Units except to the extent of his pecuniary interest therein.

(2)
Caboose Holding LLC ("Caboose") beneficially owns 3,327,901 Depository Units. Barberry is the managing member of Caboose. Carl C. Icahn beneficially owns 100% of Barberry. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Barberry (by virtue of their relationships to Caboose) may be deemed to indirectly beneficially own the Depository Units which Caboose owns. Each of Mr. Icahn and Barberry disclaims beneficial ownership of such Depository Units except to the extent of their pecuniary interest therein.

(3)
CCI Offshore LLC ("CCI Offshore") beneficially owns 2,054,817 Depository Units. Barberry is the sole member of CCI Offshore. Carl C. Icahn beneficially owns 100% of Barberry. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Barberry (by virtue of their relationships to CCI Offshore) may be deemed to indirectly beneficially own the Depository Units which CCI Offshore owns. Each of Mr. Icahn and Barberry disclaims beneficial ownership of such Depository Units except to the extent of their pecuniary interest therein.

(4)
CCI Onshore LLC ("CCI Onshore") beneficially owns 16,334,071 Depository Units. High Coast Limited Partnership ("High Coast") is the sole member of CCI Onshore. Little Meadow Corp. ("Little Meadow") is the general partner of High Coast. Carl C. Icahn beneficially owns 100% of Little Meadow. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn, Little Meadow and High Coast (by virtue of their relationships to CCI Onshore) may be deemed to indirectly beneficially own the Depository Units which CCI Onshore owns. Each of Mr. Icahn, Little Meadow and High Coast disclaims beneficial ownership of such Depository Units except to the extent of their pecuniary interest therein.

(5)
Gascon Partners ("Gascon") beneficially owns 14,317,648 Depository Units. Little Meadow is the managing general partner of Gascon. Carl C. Icahn beneficially owns 100% of Little Meadow. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Little Meadow (by virtue of their relationships to Gascon) may be deemed to indirectly beneficially own the Depository Units which Gascon owns. Each of Mr. Icahn and Little Meadow disclaims beneficial ownership of such Depository Units except to the extent of their pecuniary interest therein.

(6)
High Coast beneficially owns 37,333,290 Depository Units. Little Meadow is the general partner of High Coast. Carl C. Icahn beneficially owns 100% of Little Meadow. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Little Meadow (by virtue of their relationships to High Coast) may be deemed to indirectly beneficially own the Depository Units which High Coast owns. Each of Mr. Icahn and Little Meadow disclaims beneficial ownership of such Depository Units except to the extent of their pecuniary interest therein.

(7)
Highcrest Investors Corp. ("Highcrest") beneficially owns 11,120,648 Depository Units. Starfire Holding Corporation ("Starfire") beneficially owns 99.5% of Highcrest. Carl C. Icahn beneficially owns 100% of Starfire. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Starfire (by virtue of their relationships to Highcrest) may be deemed to indirectly beneficially own the Depository Units which Highcrest owns. Each of Mr. Icahn and Starfire disclaims beneficial ownership of such Depository Units except to the extent of their pecuniary interest therein.

(8)
Icahn Management LP ("Icahn Management") beneficially owns 4,106,020 Depository Units. CCI Manager LLC ("CCI Manager") is the general partner of Icahn Management. Carl C. Icahn beneficially owns 99.8% of CCI Manager. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and CCI Manager (by virtue of their relationships to Icahn Management) may be deemed to indirectly beneficially own the Depository Units which Icahn Management owns. Each of Mr. Icahn and CCI Manager disclaims beneficial ownership of such Depository Units except to the extent of their pecuniary interest therein.

(9)
Modal LLC ("Modal") beneficially owns 677,437 Depository Units. Carl C. Icahn beneficially owns 100% of Modal. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, Mr. Icahn (by virtue of his relationship to Modal) may be deemed to indirectly beneficially own the Depository Units which Modal owns. Mr. Icahn disclaims beneficial ownership of such Depository Units except to the extent of his pecuniary interest therein.

(10)
Thornwood Associates Limited Partnership ("Thornwood") beneficially owns 5,160,259 Depository Units. Barberry is the general partner of Thornwood. Carl C. Icahn beneficially owns 100% of Barberry. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Barberry (by virtue of their relationships to Thornwood) may be deemed to indirectly beneficially own the Depository Units which Thornwood owns. Each of Mr. Icahn and Barberry disclaims beneficial ownership of such Depository Units except to the extent of their pecuniary interest therein.

(11)
Does not include 15,900 Depositary Units owned by Gail Golden, the spouse of Mr. Icahn. Mr. Icahn, by virtue of his relationship to Ms. Golden, may be deemed to beneficially own such Depositary Units. Mr. Icahn disclaims beneficial ownership of such Depositary Units for all purposes.

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
During 2012, we paid four quarterly cash distributions to holders of Icahn Enterprises' depositary units aggregating $0.40 per depositary unit. Icahn Enterprises GP, as general partner, received its proportionate share of each distribution. The payment of future distributions will be determined by Icahn Enterprises GP's board.
On February 11, 2013, we announced that the Board of Directors of its general partner approved a modification to our distribution policy to provide for an increase in the annual distribution from $1.40, comprised of $0.40 in cash and $1.00 in depositary units, to $4.00 per depositary unit, payable in either cash or additional depositary units, at the election of each depositary unit holder. Mr. Icahn and his affiliates, the owner of approximately 90.5% of the Icahn Enterprises' outstanding depositary units as of the date of this Report, have indicated that it is their present intention to elect to receive the increase in Icahn Enterprises’ cash distribution in additional depositary units for the foreseeable future.
On February 10, 2013, the Board of Directors of the general partner declared a quarterly distribution in the amount of $1.00, which will be paid on or about April 15, 2013 to depositary unit holders of record at the close of business on February 21, 2013. Depositary unit holders will have until March 14, 2013 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 20 consecutive trading days immediately following the election deadline. No fractional depositary units will be issued pursuant to the dividend payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
In 2012, Icahn Enterprises GP was allocated approximately $17 million of our net earnings as a result of its combined 1.99% general partner interests in us and Icahn Enterprises Holdings.
Pursuant to registration rights agreements, Mr. Icahn has certain registration rights with regard to the depositary units beneficially owned by him.
Investments in the Investments Funds
We may, on occasion, invest in securities in which entities affiliated with Mr. Icahn are also investing. Additionally, Mr. Icahn and his affiliated entities may also invest in securities in which Icahn Enterprises and its consolidated subsidiaries invest. Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), make investments in the Investment Funds. As of December 31, 2012, the total of Mr. Icahn and affiliates' interests in the Investment Funds was approximately $3.5 billion. In addition, an affiliate of Mr. Icahn had a deferred management fee arrangement with certain feeder funds which was settled in the amount of $192 million during the second quarter of 2012.

Other Related Party Transactions
On April 1, 2010, Icahn Enterprises and Icahn Capital, a wholly owned indirect subsidiary of Icahn Enterprises, entered into a co-manager agreement (the "Co-Manager Agreement") with Brett Icahn, the son of Carl C. Icahn. At that time Icahn Capital also entered into a co-manager agreement on the same terms with another individual. Under the Co-Manager Agreement, Brett Icahn serves as a co-portfolio manager of the Sargon Portfolio, a designated portfolio of assets within the various private investment funds comprising Icahn Enterprises' Investment segment, including the Onshore Fund, Master Fund I, Master Fund II and Master Fund III, subject to the supervision and control of Icahn Capital and Carl Icahn.
Subject to the terms of the Co-Manager Agreement, on March 31, 2013, Brett Icahn will be entitled to a one-time lump sum payment equal to 5.1% of the profit (as defined in the Co-Manager Agreement) generated by the Sargon Portfolio over a hurdle rate of return, minus certain costs (the ''Final Payment''). Other than the Final Payment, Brett Icahn is not entitled to receive from us any other compensation (including any salary or bonus) in respect of services provided pursuant to the Co-Manager Agreement.
On July 24 2012, (i) Icahn Enterprises and Icahn Capital entered into an amendment to the Co-Manager Agreement with Brett Icahn (the “Amended Icahn Enterprises Co-Manager Agreement”), and (ii) High River Limited Partnership (''High River''), an affiliate of Carl C. Icahn, entered into a new co-manger agreement with Brett Icahn (such co-manager agreements, collectively the ''High River Co-Manager Agreement,'' and together with the Amended Icahn Enterprises Co-Manager Agreement, the “New Co-Manager Agreement”). On July 24, 2012, similar agreements were entered into with another individual. The New Co- Manager Agreement is effective as of August 1, 2012. Pursuant to the New Co-Manager Agreement, subject to the supervision and control of Icahn Capital and Carl Icahn, the Investment Funds and High River would make available up to an aggregate of $3 billion (to be provided approximately 80% by the Investment Funds and 20% by High River) for management within the Sargon Portfolio over a four-year term and Brett Icahn would be entitled, subject to the terms of the New Co-Manager Agreement, to a one-time lump sum payment at the end of such four-year period, equal to 7.5% of the profit generated by the portfolio over a hurdle rate of return, minus certain costs (payable by each of the Investment Funds and High River based upon their respective profits).
The balance due to Brett Icahn by Icahn Enterprises and Icahn Capital at December 31, 2012, pursuant to the terms of the Co-Manager Agreement and the New Co-Manager Agreement, would have been approximately $17 million if he had been 100% vested as of December 31, 2012. For the year ended December 31, 2012, amounts due to Brett Icahn under these agreements by the Investment Funds increased by approximately $7 million.
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
In 2012, Icahn Capital paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Carl C. Icahn (collectively, “Icahn Affiliates”), including administrative and investment services. Under a separate expense-sharing agreement, we have charged Icahn Affiliates $2.0 million for such services in 2012.
In addition, effective January 1, 2008, certain expenses borne by Icahn Capital are reimbursed by Icahn Affiliates, as appropriate, when such expenses are incurred. The expenses include investment-specific expenses for investments acquired by both the Investment Funds and Icahn Affiliates that are allocated based on the amounts invested by each party, as well as investment management-related expenses that are allocated based on estimated usage agreed upon by Icahn Capital and Icahn Affiliates.  For 2012, these reimbursement amounts were $4.0 million.
Effective April 1, 2011, based on a new expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds, when such expenses are incurred. Such expenses relate to the operation, administration and investment activities of Icahn Capital for the benefit of the Investment Funds (including salaries, benefits and rent) and shall be allocated pro rata in accordance with each investor's capital accounts in the Investment Funds. For 2012, $23 million was allocated to the Investment Funds based on this expense-sharing arrangement.
For he year ended December 31, 2012, we paid an affiliate $3 million for the non-exclusive use of office space.
For the year ended December 31, 2012, we paid $1.0 million to XO Holdings, Inc., an affiliate of Icahn Enterprises GP, our general partner, for telecommunications services
The Holding Company provided certain professional services to an Icahn Affiliate for which it charged $3.0 million for the year ended December 31, 2012.

Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at ARI's instruction, various railcar components. In consideration for these services, ARI agreed to pay ACF based on agreed upon rates. For the year ended December 31, 2012, ARI purchased inventory of less than $0.1 million of components from ACF. The agreement automatically renews unless written notice is provided by the ARI.
In 2012, ARI had certain agreements with American Railcar Leasing LLC ("ARL") a company controlled by Mr. Icahn. Pursuant to such agreements, revenues recorded by ARI for 2012 were $45 million for railcars sold to and $21 million for fleet services provided to ARL.
As of December 31, 2012, ARI had accounts receivable of $2 million due from ARL.
As of December 31, 2012, AEP Leasing had accounts payable due to ARL of approximately $0.3 million.
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
The Railcar Management Agreements also provide that ARL will manage ARI's and AEP Leasing's leased railcars including arranging for services, such as repairs or maintenance, as deemed necessary. Subject to the terms and conditions of the agreement, ARL will receive, in respect of leased railcars, a fee consisting of a lease origination fee and a management fee based on the lease revenues, and, in respect of railcars sold by ARL, sales commissions. The ARI Railcar Management Agreement was unanimously approved by ARI's special committee and Icahn Enterprises' audit committee consisting of independent directors who were advised by independent counsel and an independent financial advisor. The AEP Railcar Management Agreement was unanimously by Icahn Enterprises' audit committee consisting of independent directors who were advised by independent counsel and an independent financial advisor. Each of the Railcar Management Agreements was approved by the applicable special or audit committees on the basis that the terms of the Railcar Management Agreements were not materially less favorable than those terms that could have been obtained in a comparable transaction with an unaffiliated third party. Fees incurred by ARI and AEP Leasing in connection with the Railcar Management Agreements were $1.6 million, for the year ended December 31, 2012.
Since March 2009, CVR Partners has leased 200 railcars from ARL. The agreement is scheduled to expire on March 31, 2014. For the period May 5, 2012 through December 31, 2012, $0.7 million of rent expense was recorded related to this agreement.
In January 2013, ARI entered into a purchasing and engineering services agreement and license with ACF. Under this agreement, ARI will provide purchasing support and engineering services to ACF in connection with ACF's manufacture and sale of certain tank railcars at its facility. Additionally, ARI will provide certain other intellectual property related to certain tank railcars required to manufacture and sell those tank railcars. ARI will receive a license fee for any railcars shipped from ACF's facility and will receive a share of the net profits (as defined in the agreement), if any, but will not absorb any losses incurred by ACF. Under the agreement, given ARI's strong backlog for tank railcars through early 2014, ACF will have the exclusive right to manufacture and sell specified tank railcars for any new orders scheduled for delivery to customers on or before January 31, 2014. ARI shall have the exclusive right to any sales opportunities for such tank railcars for any new orders scheduled for delivery after that date and through December 31, 2014. ARI also has the right to assign any sales opportunity to ACF, and ACF has the right, but not the obligation, to accept such sales opportunity. Any sales opportunity accepted by ACF will not be reflected in ARI's orders or backlog. Subject to certain early termination events, the agreement shall terminate on December 31, 2014.
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

Icahn Sourcing, LLC ("Icahn Sourcing") is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. Icahn Enterprises was a member of the buying group in 2012. Prior to December 31, 2012 Icahn Enterprises did not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement.
In December, 2012, Icahn Sourcing advised Icahn Enterprises that effective January 1, 2013 it would restructure its ownership and change its name to Insight Portfolio Group LLC (“Insight Portfolio Group”).  In connection with the restructuring, Icahn Enterprises Holdings acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of Icahn Enterprises Holdings, including Federal-Mogul, CVR, Tropicana, ARI, Viskase PSC Metals and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013. A number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses in 2013.
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

No fees were paid under these provisions during 2012.
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

Item 14. Principal Accountant Fees and Services.
We incurred $8,468,000 and $4,409,000 in audit fees and expenses from Grant Thornton LLP for 2012 and 2011, respectively. We include in the category of audit fees services such services related to audit of annual consolidated financial statements and internal controls, review of quarterly financial statements, review of reports filed with the SEC and other services, including services related to consents and registration statements filed with the SEC.
We incurred $452,000 in audit-related fees and expenses from Grant Thornton LLP for 2012 relating primarily to services provided in connection with offering memorandums, potential acquisitions and employee benefit plans. Similarly, we incurred $344,000 of audit-related fees in 2011.
In accordance with Icahn Enterprises' and Icahn Enterprises Holdings' Amended and Restated Audit Committee Charters adopted on March 12, 2004, the audit committee is required to approve in advance any and all audit services and permitted non-audit services provided to Icahn Enterprises, Icahn Enterprises Holdings and their consolidated subsidiaries by their independent auditors (subject to the de minimis exception of Section 10A (i) (1) (B) of the '34 Act), all as required by applicable law or listing standards. All of the fees in 2012 and 2011 were pre-approved by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements:
The following financial statements of Icahn Enterprises L.P., and subsidiaries, are included in Part II, Item 8 of this Report:
The following financial statements of Icahn Enterprises Holdings L.P., and subsidiaries, are included in Part II, Item 8 of this Report:

(a)(2) Financial Statement Schedules:

Page Number
Schedule I - Condensed Financial Information of Parent (Icahn Enterprises L.P.)	262
Schedule I - Condensed Financial Information of Parent (Icahn Enterprises Holdings L.P.)	266
All other financial statement schedules have been omitted because the required financial information is not applicable, immaterial or the information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits:
The list of exhibits required by Item 601 of Regulation S-K and filed as part of this Report is set forth in the Exhibit Index.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED BALANCE SHEETS

	December 31,
	2012	2011
	(In millions, except unit amounts)
ASSETS
Investments in subsidiaries, net	$8,918	$6,940
Deferred financing costs	9	10
Total Assets	$8,927	$6,950

LIABILITIES AND EQUITY
Accrued interest expense	$132	$95
Debt	4,126	3,100
	4,258	3,195

Commitments and contingencies (Note 3)

Equity:
Limited partners:
Limited partners: Depositary units: 104,850,813 units issued and outstanding at December 31, 2012 (including 621,064 units issued as a unit distribution on November 30, 2012, 627,651 units issued as a unit distribution on August 31, 2012, 532,190 units issued as a unit distribution on May 31, 2012 and 619,585 units issued as a unit distribution on March 30, 2012) and 86,708,914 units issued and 85,571,714 units outstanding at December 31, 2011	4,913	4,038
General partner	(244)	(271)
Treasury units, at cost	—	(12)
Total equity	4,669	3,755
Total Liabilities and Equity	$8,927	$6,950

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Interest expense	$(284)	$(224)	$(192)
Other expense	—	—	(40)
Equity in earnings of subsidiaries	680	974	431
Net income	$396	$750	$199
Net income allocable to:
Limited partners	$379	$735	$195
General partner	17	15	4
	$396	$750	$199

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Cash flows from operating activities:
Net income	$396	$750	$199
Adjustments to reconcile net income to net cash used in operating activities:
Preferred LP unit interest expense	—	—	2
Amortization of deferred financing costs	2	2	2
Amortization of debt discount	—	—	1
Equity in earnings of subsidiary	(680)	(974)	(431)
Net cash used in operating activities	(282)	(222)	(227)
Cash flows from investing activities:
Net investment in and advances from subsidiary	(1,212)	270	(871)
Net cash (used in) provided by investing activities	(1,212)	270	(871)
Cash flows from financing activities:
Partnership distributions	(41)	(48)	(84)
Partnership contributions	505	—	3
Proceeds from borrowings	1,030	—	2,499
Repayments of borrowings	—	—	(1,320)
Net cash provided by (used in) financing activities	1,494	(48)	1,098
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—

See notes to condensed financial statements.

ICAHN ENTERPRISES L.P. (Parent Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation
Icahn Enterprises, L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (''Icahn Enterprises Holdings''). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (''Icahn Enterprises GP''), our sole general partner, which is owned and controlled by Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings.  As of December 31, 2012, Icahn Enterprises Holdings is engaged in the following continuing operating businesses: Investment, Automotive, Energy, Gaming, Railcar, Food Packaging, Metals, Real Estate and Home Fashion.
The condensed financial statements of Icahn Enterprises should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Report.
2. Debt
See Note 11, “Debt,” to the consolidated financial statements located in Part II, Item 8 of this Report. Parent company debt is reported gross in the condensed financial statements whereas it appears in our consolidated financial statements for 2012 net of $44 million as of both December 31, 2012 and 2011, of principal amount purchased in 2008 that is held by an Icahn Enterprises subsidiary.
Debt consists of the following:

	December 31,
	2012	2011
	(in millions)
Senior unsecured variable rate convertible notes due 2013	$600	$600
Senior unsecured 8% notes due 2018	2,476	1,450
Senior unsecured 7.75% notes due 2016	1,050	1,050
Total debt	$4,126	$3,100
3. Commitments and Contingencies
See Note 19, “Commitments and Contingencies,” to the consolidated financial statements located in Part II, Item 8 of this Report.

SCHEDULE I
ICAHN ENTERPRISES HOLDINGS L.P.
(Parent Company)
CONDENSED BALANCE SHEETS

	December 31,
	2012	2011
	(in millions)
ASSETS
Cash and cash equivalents	$107	$24
Other assets	126	158
Investments in subsidiaries, net	8,728	6,805
Total Assets	$8,961	$6,987
LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$134	$99
Debt	4,136	3,112
	4,270	3,211

Commitments and contingencies (Note 3)

Equity:
Limited partner	4,984	4,087
General partner	(293)	(311)
Total equity	4,691	3,776
Total Liabilities and Equity	$8,961	$6,987

See notes to condensed financial statements.

SCHEDULE I
ICAHN ENTERPRISES HOLDINGS L.P.
(Parent Company)
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Net gain from investment activities	$8	$7	$2
Interest and dividend income	—	3	4
Loss on extinguishment of debt	—	—	(39)
Equity in earnings of subsidiaries	682	976	445
Other income, net	16	14	11
	706	1,000	423
Interest expense	286	227	195
Selling, general and administrative	23	22	26
	309	249	221
Income from continuing operations	397	751	202
Net income	$397	$751	$202
Net income allocable to:
Limited partner	$384	$743	$200
General partner	13	8	2
	$397	$751	$202

See notes to condensed financial statements.

SCHEDULE I
ICAHN ENTERPRISES HOLDINGS L.P.
(Parent Company)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Cash flows from operating activities:
Net income	$397	$751	$202
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of subsidiary	(682)	(976)	(445)
Investment gains	(8)	(7)	(2)
Depreciation and amortization	1	2	5
Loss on extinguishment of debt	—	—	39
Other, net	14	—	26
Change in operating assets and liabilities	26	(10)	29
Net cash used in operating activities	(252)	(240)	(146)
Cash flows from investing activities:
Net investment in subsidiaries	(681)	109	(855)
Proceeds from sale of investments	30	—	65
Other, net	2	2	2
Net cash (used in) provided by investing activities	(649)	111	(788)
Cash flows from financing activities:
Partnership distributions	(42)	(48)	(85)
Partner contribution	—	—	3
Proceeds from borrowings	1,030	—	2,487
Repayments of borrowings	(4)	(3)	(1,349)
Net cash provided by (used in) financing activities	984	(51)	1,056
Net change in cash and cash equivalents	83	(180)	122
Cash and cash equivalents, beginning of period	24	204	82
Cash and cash equivalents, end of period	$107	$24	$204
See notes to condensed financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. (Parent Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  Description of Business and Basis of Presentation
Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”) is a limited partnership formed in Delaware on February 17, 1987. Our sole limited partner is Icahn Enterprises L.P. (“Icahn Enterprises”), a master limited partnership which owns a 99% interest in us. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP''), our sole 1% general partner, is a Delaware corporation which is owned and controlled by Carl C. Icahn. As of December 31, 2012, Icahn Enterprises Holdings is engaged in the following continuing operating businesses: Investment, Automotive, Energy, Gaming, Railcar, Food Packaging, Metals, Real Estate and Home Fashion.
The condensed financial statements of Icahn Enterprises Holdings should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Report.
2.  Debt
See Note 11, “Debt,” to the consolidated financial statements located in Part II, Item 8 of this Report. Parent company debt consists of the following:

	December 31,
	2012	2011
	(in millions)
Senior unsecured variable rate convertible notes due 2013	$556	$556
Senior unsecured 8% notes due 2018	2,471	1,444
Senior unsecured 7.75% notes due 2016	1,047	1,046
Mortgages payable	62	66
Total debt	$4,136	$3,112

3.  Commitments and Contingencies
See Note 19, “Commitments and Contingencies,” to the consolidated financial statements located in Part II, Item 8 of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Icahn Enterprises L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Daniel A. Ninivaggi
Daniel A. Ninivaggi, President, Chief Executive Officer and Director
Date: March 14, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Daniel A. Ninivaggi	President, Chief Executive Officer and Director	March 14, 2013
Daniel A. Ninivaggi

/s/SungHwan Cho	Chief Financial Officer and Director	March 14, 2013
SungHwan Cho

/s/Peter Reck	Chief Accounting Officer	March 14, 2013
Peter Reck

/s/Keith Cozza	Executive Vice President and Director	March 14, 2013
Keith Cozza

/s/Jack G. Wasserman	Director	March 14, 2013
Jack G. Wasserman

/s/William A. Leidesdorf	Director	March 14, 2013
William A. Leidesdorf

/s/James L. Nelson	Director	March 14, 2013
James L. Nelson

Chairman of the Board
Carl C. Icahn

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Daniel A. Ninivaggi
Daniel A. Ninivaggi, President, Chief Executive Officer and Director
Date: March 14, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises Holdings L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Daniel A. Ninivaggi	President, Chief Executive Officer and Director	March 14, 2013
Daniel A. Ninivaggi

/s/SungHwan Cho	Chief Financial Officer and Director	March 14, 2013
SungHwan Cho

/s/Peter Reck	Chief Accounting Officer	March 14, 2013
Peter Reck

/s/Keith Cozza	Executive Vice President and Director	March 14, 2013
Keith Cozza

/s/Jack G. Wasserman	Director	March 14, 2013
Jack G. Wasserman

/s/William A. Leidesdorf	Director	March 14, 2013
William A. Leidesdorf

/s/James L. Nelson	Director	March 14, 2013
James L. Nelson

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

10.9
Subscription and Standby Commitment Agreement, dated as of December 7, 2006, by and among WestPoint International, Inc. and Icahn Enterprises Holdings (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on December 8, 2006).

10.10
Securities Purchase Agreement, dated April 4, 2007, by and among Icahn Enterprises and the Initial Buyers (incorporated by reference to Exhibit 10.41 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on April 5, 2007).

10.11
Registration Rights Agreement, dated April 4, 2007, by and among Icahn Enterprises and the Initial Buyers (incorporated by reference to Exhibit 10.42 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on April 5, 2007).

10.12	Form of Variable Rate Senior Convertible Notes due 2013 (incorporated by reference to Exhibit 10.44 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on April 17, 2007).

10.13
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

10.14
Contribution and Exchange Agreement by and among Icahn Enterprises, CCI Offshore Corp., CCI Onshore Corp., Icahn Management LP and Carl C. Icahn (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).

10.15
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

10.19	Carl C. Icahn Amendment Agreement (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.20	Amended Vincent J. Intrieri Employment Agreement (incorporated by reference to Exhibit 10.12 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.21	February 1, 2007 Vincent J. Intrieri Amendment (incorporated by reference to Exhibit 10.13 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.22	April 19, 2007 Vincent J. Intrieri Amendment (incorporated by reference to Exhibit 10.14 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.23	First August 8, 2007 Vincent J. Intrieri Amendment (incorporated by reference to Exhibit 10.15 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.24	Second August 8, 2007 Vincent J. Intrieri Amendment (incorporated by reference to Exhibit 10.16 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.25	Vincent J. Intrieri Amendment Agreement (incorporated by reference to Exhibit 10.17 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.26
Stock Purchase Agreement by and among Icahn Enterprises Holdings, IEH FM Holdings LLC , Barberry Corp. and Thornwood Associates Limited Partnership, dated July 3, 2008 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on July 3, 2008).

10.27
Tender and Support Agreement, dated as of October 6, 2008, by and among Icahn Enterprises Holdings L.P. and Eli Lilly and Company (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on October 9, 2008).

10.28
Contribution and Exchange Agreement by and among Icahn Enterprises, Barberry Corp. and Thornwood Associates Limited Partnership, dated December 2, 2008 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on December 3, 2008).

10.29
Support Agreement, dated as of December 15, 2010, by and among Dynegy Inc., High River Limited Partnership, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on December 7, 2010).

10.30
Loan and Security Agreement, dated as of June 15, 2011, among WestPoint Home, Inc., as the Borrower, the Lenders from time to time party thereto, and Bank of America, N.A., as the Administrative Agent (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on August 9, 2011).

10.31
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

10.32	Vincent J. Intrieri employment agreement dated as of October 1, 2011 (incorporated by reference to Exhibit 99 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on September 30, 2011).
10.33
Registration Rights Agreement, dated January 17, 2012, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies & Company, Inc., as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 17, 2012).

10.34
Registration Rights Agreement, dated February 6, 2012, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies & Company, Inc., as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on February 6, 2012).

10.35
Transaction Agreement, dated as of April 18, 2012, by and among CVR Energy, Inc., IEP Energy LLC, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., Icahn Enterprises G.P. Inc., Beckton Corp. and Carl C. Icahn. (incorporated by reference to Exhibit (d) to the CVR Energy Inc. Schedule TO/A (File No. 005-83522) filed on April 23, 2012)

10.36
Registration Rights Agreement, dated July 12, 2012, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies & Company, Inc., as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on July 12, 2012).

10.37
Amended and Restated Co- Manager Agreement, dated July 24, 2012, among Icahn Enterprises L.P., Icahn Capital LP and Brett Icahn (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on July 27, 2012).

10.38
Amended and Restated Co- Manager Agreement, dated July 24, 2012, among Icahn Enterprises L.P., Icahn Capital LP and David Schechter (incorporated by reference to Exhibit 10.2 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on July 27, 2012).

10.39
Contribution and Exchange Agreement by and among Icahn Enterprises, Beckton Corp., Barberry Corp., High River Limited Partnership, and Koala Holding Limited Partnership dated August 24, 2012 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on August 28, 2012).

10.40
Investment Agreement, by and between Federal-Mogul Corporation and IEH FM Holdings LLC, dated December 2, 2012 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on December 3, 2012).

10.41	Employment Agreement of Daniel A. Ninivaggi, dated as of October 25, 2012 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on October 29, 2012).
10.42	Employment Agreement of Daniel A. Ninivaggi, dated as of February 1, 2013 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on February 6, 2013).
12.1	Ratio of earnings to fixed charges (Icahn Enterprises).
12.2	Ratio of earnings to fixed charges (Icahn Enterprises Holdings).
14.1
Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Icahn Enterprises' Form 10-Q for the quarter ended September 30, 2012 (SEC File No. 1-9516), filed on November 7, 2012).

18.1
Preferability letter received from Grant Thornton LLP, dated November 7, 2007 (incorporated by reference to Exhibit 18.1 to Icahn Enterprises' Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 1-9516), filed on November 9, 2007).

21.1	Subsidiaries of the Registrant.
23.1	Consent of Grant Thornton LLP.
23.2	Consent of KPMG LLP.
23.3	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.3	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.4	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.
32.3	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.
32.4	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.
Exhibit 101(1)
The following financial information from Icahn Enterprises' and Icahn Enterprises Holdings' Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010,(iv) the Consolidated Statement of Changes in Equity for the years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and (vi) the Notes to the Consolidated Financial Statements.

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