Form 10-Q
period 2013-03-31
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2013-05-03
CIK 813762, 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 2, 2013, there were 109,547,363 of Icahn Enterprises' depositary units outstanding.

ICAHN ENTERPRISES L.P.
ICAHN ENTERPRISES HOLDINGS L.P.

i

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q ("Report") is a joint report being filed by Icahn Enterprises L.P. and Icahn Enterprises Holdings L.P. Each registrant hereto is filing on its own behalf all of the information contained in this Report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)

	March 31,	December 31,
	2013	2012
ASSETS	(Unaudited)
Cash and cash equivalents	$2,437	$3,071
Cash held at consolidated affiliated partnerships and restricted cash	1,424	1,419
Investments	7,690	5,491
Accounts receivable, net	2,028	1,841
Due from brokers	50	94
Inventories, net	1,968	1,955
Property, plant and equipment, net	6,571	6,523
Goodwill	2,089	2,082
Intangible assets, net	1,180	1,206
Other assets	824	874
Total Assets	$26,261	$24,556
LIABILITIES AND EQUITY
Accounts payable	$1,349	$1,383
Accrued expenses and other liabilities	1,920	1,496
Deferred tax liability	1,398	1,335
Securities sold, not yet purchased, at fair value	620	533
Due to brokers	423	—
Post-employment benefit liability	1,438	1,488
Debt	8,184	8,548
Total liabilities	15,332	14,783

Commitments and contingencies (Note 17)

Equity:
Limited partners: Depositary units: 108,025,417 and 104,850,813 units issued and outstanding at March 31, 2013 and December 31, 2012, respectively	5,304	4,913
General partner	(236)	(244)
Equity attributable to Icahn Enterprises	5,068	4,669
Equity attributable to non-controlling interests	5,861	5,104
Total equity	10,929	9,773
Total Liabilities and Equity	$26,261	$24,556

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:	(Unaudited)
Net sales	$4,574	$2,399
Other revenues from operations	189	192
Net gain from investment activities	578	58
Interest and dividend income	24	25
Other (loss) income, net	(46)	10
	5,319	2,684
Expenses:
Cost of goods sold	3,893	2,072
Other expenses from operations	100	106
Selling, general and administrative	369	309
Restructuring	8	7
Impairment	—	2
Interest expense	134	117
	4,504	2,613
Income before income tax (expense) benefit	815	71
Income tax (expense) benefit	(120)	30
Net income	695	101
Less: net income attributable to non-controlling interests	(418)	(52)
Net income attributable to Icahn Enterprises	$277	$49

Net income attributable to Icahn Enterprises allocable to:
Limited partners	$271	$48
General partner	6	1
	$277	$49

Basic income per LP unit	$2.56	$0.48
Basic weighted average LP units outstanding	106	99

Diluted income per LP unit	$2.50	$0.48
Diluted weighted average LP units outstanding	109	99
Cash distributions declared per LP unit	$1.00	$0.10

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Net income	$695	$101
Other comprehensive income (loss), net of tax:
Post-employment benefits	13	9
Hedge instruments	6	14
Translation adjustments and other	(41)	84
Other comprehensive (loss) income, net of tax	(22)	107
Comprehensive income	673	208
Less: Comprehensive income attributable to non-controlling interests	(412)	(79)
Comprehensive income attributable to Icahn Enterprises	$261	$129

Comprehensive income attributable to Icahn Enterprises allocable to:
Limited partners	$256	$127
General partner	5	2
	$261	$129

Accumulated other comprehensive loss was $1,004 million and $982 million at March 31, 2013 and December 31, 2012, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2012	$(244)	$4,913	$4,669	$5,104	$9,773
Net income	6	271	277	418	695
Other comprehensive loss	(1)	(15)	(16)	(6)	(22)
Partnership distributions	(2)	(103)	(105)	—	(105)
Proceeds from equity offering	4	194	198	—	198
Dividends paid to non-controlling interests in subsidiaries	—	—	—	(92)	(92)
Proceeds from CVR Refining IPO	1	48	49	438	487
Changes in subsidiary equity and other	—	(4)	(4)	(1)	(5)
Balance, March 31, 2013	$(236)	$5,304	$5,068	$5,861	$10,929

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:	(Unaudited)
Net income	$695	$101
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net gain from securities transactions	(1,158)	(490)
Purchases of securities	(1,756)	(474)
Proceeds from sales of securities	780	4,218
Purchases to cover securities sold, not yet purchased	—	(4,317)
Proceeds from securities sold, not yet purchased	79	536
Changes in receivables and payables relating to securities transactions	449	(2,412)
Loss on sale of discontinued operations	47	—
Depreciation and amortization	164	108
Deferred taxes	64	(42)
Other, net	(4)	13
Changes in cash held at consolidated affiliated partnerships and restricted cash	595	2,729
Changes in other operating assets and liabilities	86	115
Net cash provided by operating activities	41	85
Cash flows from investing activities:
Capital expenditures	(278)	(197)
Net payments associated with business dispositions	(40)	—
Acquisitions of businesses, net of cash acquired	—	(3)
Proceeds from sale of investments	13	170
Purchases of investments	(46)	(210)
Other, net	(3)	—
Net cash used in investing activities	(354)	(240)
Cash flows from financing activities:
Proceeds from equity offerings	198	510
Partnership distributions	—	(10)
Proceeds from offering of subsidiary equity	556	—
Distributions to non-controlling interests in subsidiaries	(92)	—
Proceeds from issuance of senior unsecured notes	—	716
Proceeds from other borrowings	64	174
Repayments of borrowings	(427)	(56)
Change in restricted cash relating to variable rate note discharge	(600)	—
Other, net	(7)	(8)
Net cash (used in) provided by financing activities	(308)	1,326
Effect of exchange rate changes on cash and cash equivalents	(13)	18
Net (decrease) increase in cash and cash equivalents	(634)	1,189
Cash and cash equivalents, beginning of period	3,071	2,278
Cash and cash equivalents, end of period	$2,437	$3,467
Supplemental information:
Cash payments for interest, net of amounts capitalized	$203	$161
Net cash payments for income taxes	$61	$30
Distribution payable to LP unitholders	$105	$—
Net unrealized gain on available-for-sale securities	$—	$3
Redemptions payable to non-controlling interests	$—	$17
See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31,	December 31,
	2013	2012
ASSETS	(Unaudited)
Cash and cash equivalents	$2,437	$3,071
Cash held at consolidated affiliated partnerships and restricted cash	1,424	1,419
Investments	7,690	5,491
Accounts receivable, net	2,028	1,841
Due from brokers	50	94
Inventories, net	1,968	1,955
Property, plant and equipment, net	6,571	6,523
Goodwill	2,089	2,082
Intangible assets, net	1,180	1,206
Other assets	838	888
Total Assets	$26,275	$24,570
LIABILITIES AND EQUITY
Accounts payable	$1,349	$1,383
Accrued expenses and other liabilities	1,920	1,496
Deferred tax liability	1,398	1,335
Securities sold, not yet purchased, at fair value	620	533
Due to brokers	423	—
Post-employment benefit liability	1,438	1,488
Debt	8,176	8,540
Total liabilities	15,324	14,775

Commitments and contingencies (Note 17)

Equity:
Limited partner	5,377	4,984
General partner	(287)	(293)
Equity attributable to Icahn Enterprises Holdings	5,090	4,691
Equity attributable to non-controlling interests	5,861	5,104
Total equity	10,951	9,795
Total Liabilities and Equity	$26,275	$24,570

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Three Months Ended March 31,
	2013	2012
Revenues:	(Unaudited)
Net sales	$4,574	$2,399
Other revenues from operations	189	192
Net gain from investment activities	578	58
Interest and dividend income	24	25
Other (loss) income, net	(46)	10
	5,319	2,684
Expenses:
Cost of goods sold	3,893	2,072
Other expenses from operations	100	106
Selling, general and administrative	369	309
Restructuring	8	7
Impairment	—	2
Interest expense	134	117
	4,504	2,613
Income before income tax (expense) benefit	815	71
Income tax (expense) benefit	(120)	30
Net income	695	101
Less: net income attributable to non-controlling interests	(418)	(52)
Net income attributable to Icahn Enterprises Holdings	$277	$49

Net income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$274	$49
General partner	3	—
	$277	$49

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Net income	$695	$101
Other comprehensive income (loss), net of tax:
Post-employment benefits	13	9
Hedge instruments	6	14
Translation adjustments and other	(41)	84
Other comprehensive (loss) income, net of tax	(22)	107
Comprehensive income	673	208
Less: Comprehensive income attributable to non-controlling interests	(412)	(79)
Comprehensive income attributable to Icahn Enterprises Holdings	$261	$129

Comprehensive income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$258	$128
General partner	3	1
	$261	$129

Accumulated other comprehensive loss was $1,004 million and $982 million at March 31, 2013 and December 31, 2012, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2012	$(293)	$4,984	$4,691	$5,104	$9,795
Net income	3	274	277	418	695
Other comprehensive loss	—	(16)	(16)	(6)	(22)
Partnership distributions	(1)	(104)	(105)	—	(105)
Proceeds from equity offering	4	194	198	—	198
Dividends paid to non-controlling interests in subsidiaries	—	—	—	(92)	(92)
Proceeds from CVR Refining IPO	—	49	49	438	487
Changes in subsidiary equity and other	—	(4)	(4)	(1)	(5)
Balance, March 31, 2013	$(287)	$5,377	$5,090	$5,861	$10,951

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:	(Unaudited)
Net income	$695	$101
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net gain from securities transactions	(1,158)	(490)
Purchases of securities	(1,756)	(474)
Proceeds from sales of securities	780	4,218
Purchases to cover securities sold, not yet purchased	—	(4,317)
Proceeds from securities sold, not yet purchased	79	536
Changes in receivables and payables relating to securities transactions	449	(2,412)
Loss on sale of discontinued operations	47	—
Depreciation and amortization	164	108
Deferred taxes	64	(42)
Other, net	(4)	13
Changes in cash held at consolidated affiliated partnerships and restricted cash	595	2,729
Changes in other operating assets and liabilities	86	115
Net cash provided by operating activities	41	85
Cash flows from investing activities:
Capital expenditures	(278)	(197)
Net payments associated with business dispositions	(40)	—
Acquisitions of businesses, net of cash acquired	—	(3)
Proceeds from sale of investments	13	170
Purchases of investments	(46)	(210)
Other, net	(3)	—
Net cash used in investing activities	(354)	(240)
Cash flows from financing activities:
Proceeds from equity offerings	198	510
Partnership distributions	—	(10)
Proceeds from offering of subsidiary equity	556	—
Distributions to non-controlling interests in subsidiaries	(92)	—
Proceeds from issuance of senior unsecured notes	—	716
Proceeds from other borrowings	64	174
Repayments of borrowings	(427)	(56)
Change in restricted cash relating to variable rate note discharge	(600)	—
Other, net	(7)	(8)
Net cash (used in) provided by financing activities	(308)	1,326
Effect of exchange rate changes on cash and cash equivalents	(13)	18
Net (decrease) increase in cash and cash equivalents	(634)	1,189
Cash and cash equivalents, beginning of period	3,071	2,278
Cash and cash equivalents, end of period	$2,437	$3,467
Supplemental information:
Cash payments for interest, net of amounts capitalized	$203	$161
Net cash payments for income taxes	$61	$30
Distribution payable to Icahn Enterprises LP unitholders	$105	$—
Net unrealized gain on available-for-sale securities	$—	$3
Redemptions payable to non-controlling interests	$—	$17
See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of March 31, 2013. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 10, "Debt," and the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises as of March 31, 2013. In addition to the above, Mr. Icahn and his affiliates owned 97,764,251, or approximately 90.5%, of Icahn Enterprises' outstanding depositary units as of March 31, 2013.
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Automotive, Energy, Metals, Railcar, Gaming, Food Packaging, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings (unless otherwise noted), and investment activity and expenses associated with the Holding Company. Further information regarding our continuing reportable segments is contained in Note 2, “Operating Units,” and Note 13, “Segment Reporting.”
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
The accompanying consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012. The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature.
Reclassifications
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation.
Purchase Price Allocation
On May 4, 2012, we acquired a controlling interest in CVR Energy, Inc. ("CVR") and have allocated the total purchase price to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding fair values recorded as goodwill. The purchase price allocation is preliminary and is subject to additional adjustments. The purchase price allocation will be finalized during the second quarter of 2013.
Principles of Consolidation
General
Our consolidated financial statements include the accounts of (i) Icahn Enterprises and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises, in addition to those entities in which we have a controlling interest as a general partner interest or in which we may be the primary beneficiary of a variable interest entity (“VIE”). In evaluating whether we have a

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

controlling financial interest in entities in which we would consolidate, we consider the following: (1) for voting interest entities, we consolidate these entities in which we own a majority of the voting interests; and (2) for limited partnership entities that are not considered VIEs, we consolidate these entities if we are the general partner of such entities and for which no substantive kick-out rights (the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general partners are collectively referred to as “kick-out” rights) or participating rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.
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
See Note 4, “Investments and Related Matters,” and Note 5, “Fair Value Measurements,” for a detailed discussion of our investments.
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of March 31, 2013 was approximately $8.2 billion and $8.3 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2012 was approximately $8.5 billion and $8.6 billion, respectively.
Restricted Cash
Our restricted cash balance was approximately $1.3 billion and $0.7 billion as of March 31, 2013 and December 31, 2012, respectively.
Adoption of New Accounting Standards
In December 2011, the FASB issued ASU No. 2011-11, which amends FASB ASC Topic 210, Balance Sheet. This ASU requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210) - Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU limits the scope of the original guidance. These ASUs are effective retrospectively for interim and annual periods beginning on or after January 1, 2013. We adopted these additional disclosure requirements effective January 1, 2013 which had minimal impact on our disclosures.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This ASU requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective prospectively for interim and annual periods beginning after December 15, 2012. We adopted these additional disclosure requirements effective January 1, 2013. See Note15, "Changes in Accumulated Other Comprehensive Loss," for additional information.
Recently Issued Accounting Standards
In February 2013, the FASB issued ASU No. 2013-04, which amends FASB ASC Topic 405, Liabilities. This ASU requires the measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This guidance also requires the disclosure of the nature and amount of the obligation as well as other information about those obligations. The guidance is effective for interim and annual periods beginning after December 15, 2013. We anticipate that the adoption of this guidance will not have a material impact on our consolidated financial position, results of operations and cash flows.
In March 2013, the FASB issued ASU No. 2013-05, which amends FASB ASC Topic 830, Foreign Currency Matters. This ASU resolves the accounting for certain foreign currency matters with respect to the release of cumulative translation adjustment into net income within a foreign entity under certain circumstances. This ASU is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. This ASU should be applied prospectively to derecognition events occurring after the effective date. Early adoption is permitted provided that if the entity early adopts this guidance, it apply them as of the beginning of the entity's fiscal year of adoption. The adoption of this ASU will not have a material impact on our consolidated financial position, results of operations or cash flows.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

Filing Status of Subsidiaries
Federal-Mogul Corporation (“Federal-Mogul”), CVR, American Railcar Industries, Inc. (“ARI”) and Tropicana Entertainment Inc. (“Tropicana”) are each a public reporting entity under the Securities Exchange Act of 1934, as amended, and file annual, quarterly and current reports and proxy and information statements with the Securities and Exchange Commission ("SEC"). Each of these reports is publicly available at www.sec.gov.

2.	Operating Units.
Investment
Icahn Onshore LP and Icahn Offshore LP (together, the “General Partners”) act as general partner of Icahn Partners LP ("Icahn Partners") and the Master Funds (as defined herein), respectively. The General Partners provide investment advisory and certain administrative and back office services to the Investment Funds (as defined below) but do not provide such services to any other entities, individuals or accounts. The “Master Funds” consist of (i) Master Fund I, (ii) Master Fund II and (iii) Master Fund III. Icahn Partners and the Master Funds are collectively referred to herein as the “Investment Funds.” Interests in the Investment Funds are not offered to outside investors.
We had interests in the Investment Funds with a fair value of approximately $2.6 billion and $2.4 billion as of March 31, 2013 and December 31, 2012, respectively. Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings) had direct investments in the Investment Funds of approximately $3.9 billion and $3.5 billion as of March 31, 2013, and December 31, 2012, respectively.
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
As of March 31, 2013, we owned approximately 77.6% of the total outstanding common stock of Federal-Mogul.
Accounts Receivable, net
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Japan and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $248 million and $217 million as of March 31, 2013 and December 31, 2012, respectively. Of those gross amounts, $244 million and $216 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of both March 31, 2013 and December 31, 2012, Federal-Mogul had no outstanding transferred receivables for which cash had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were approximately $333 million and $414 million for the three months ended March 31, 2013 and 2012, respectively.
For the three months ended March 31, 2013 and 2012, expenses associated with transfers of receivables were $1 million and $2 million, respectively, and were recorded in the consolidated statements of operations within other income, net. Where

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.
Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposures to Federal-Mogul associated with certain of these facilities' terms were $29 million and $19 million at March 31, 2013 and December 31, 2012, respectively. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of March 31, 2013 and December 31, 2012, Federal-Mogul estimated the loss to be immaterial.
Restructuring
In June 2012, Federal-Mogul announced a restructuring plan ("Restructuring 2012") to reduce or eliminate capacity at several high-cost VCS facilities and transfer production to lower-cost locations. Restructuring 2012 is anticipated to be completed within two years. In connection Restructuring 2012, Federal-Mogul recorded $1 million in restructuring charges for the three months ended March 31, 2013, all of which pertain to employee costs.
In February 2013, Federal-Mogul's Board of Directors approved the evaluation of restructuring opportunities in order to improve operating performance. Federal-Mogul obtained its Board of Director's approval to commence a restructuring plan ("Restructuring 2013"). Restructuring 2013 is intended to take place between 2013 and 2015 with an expected total cost of $82 million, of which $65 million and $17 million pertains to employee costs and facility costs, respectively. In connection with Restructuring 2013, Federal-Mogul recorded $7 million in restructuring charges for the three months ended March 31, 2013, all of which pertain to employee costs.
Energy
We conduct our Energy segment through our majority ownership in CVR. We acquired a controlling interest in CVR on May 4, 2012.
CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces nitrogen fertilizers in the form of ammonia and urea ammonium nitrate ("UAN"). As of March 31, 2013, CVR owned the general partner and approximately 81% of the common units of CVR Refining (following the initial public offering of CVR Refining ("CVR Refining IPO") as discussed below) and approximately 70% of the common units of CVR Partners.
On January 23, 2013, CVR Refining completed its initial public offering of its common units representing limited partner interests, resulting in gross proceeds of $600 million, before giving effect to underwriting discounts and other offering expenses. Included in these proceeds is $100 million paid by us for the purchase of common units of CVR Refining in connection with this offering. Additionally, on January 30, 2013, the underwriters closed their option to purchase additional common units of CVR Refining, resulting in gross proceeds of $90 million, before giving effect to underwriting discounts and other offering costs.
Following the CVR Refining IPO, CVR indirectly owned approximately 81% of CVR Refining's outstanding common units and 100% of the Partnership's general partner, which holds a non-economic general partner interest.
As of March 31, 2013, we owned 82.0% of the total outstanding common stock of CVR. In addition, as of March 31, 2013, as a result of purchasing common units of CVR Refining as discussed above, we owned approximately 2.7% of the total outstanding common stock of CVR Refining.
Petroleum business. The petroleum business consists of CVR's interest in CVR Refining. CVR's petroleum business includes a 115,000 barrels per day ("bpd") complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a 70,000 bpd crude oil unit refinery in Wynnewood, Oklahoma. The combined production capacity represents approximately 22% of the region's refining capacity. The Coffeyville refinery is situated on approximately 440 acres in southeast Kansas, approximately 100 miles from Cushing, Oklahoma, a major crude oil trading and storage hub. The Wynnewood refinery is situated on approximately 400 acres located approximately 65 miles south of Oklahoma City, Oklahoma and approximately 130 miles from Cushing, Oklahoma.
In addition to the refineries, CVR's petroleum business owns and operates the following: (1) a crude oil gathering system with a gathering capacity of approximately 50,000 bpd serving Kansas, Oklahoma, Missouri, Nebraska and Texas, (2) a rack

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

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
Nitrogen fertilizer business. The nitrogen fertilizer business consists of CVR's interest in CVR Partners. The nitrogen fertilizer business consists of a nitrogen fertilizer manufacturing facility that is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. The facility includes a 1,225 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. The gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving reliability.
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
As of March 31, 2013, we owned approximately 55.6% of the total outstanding common stock of ARI.
Gaming
We conduct our Gaming segment through our majority ownership in Tropicana. Tropicana currently owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The eight casino facilities it operates feature approximately 372,000 square feet of gaming space with 7,100 slot machines, 210 table games and 6,000 hotel rooms with three casino facilities located in Nevada and one in each of Mississippi, Indiana, Louisiana, New Jersey and Aruba.
As of March 31, 2013, we owned approximately 67.9% of the total outstanding common stock of Tropicana.
Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

poultry industry. Viskase currently operates eight manufacturing facilities and ten distribution centers throughout North America, Europe, South America and Asia and derives approximately 73% of its total net sales from customers located outside the United States.
As of March 31, 2013, we owned approximately 70.8% of the total outstanding common stock of Viskase.
Real Estate
Our Real Estate segment consists of rental real estate, property development and resort activities.
As of March 31, 2013, we owned 29 commercial rental real estate properties. Our property development operations are run primarily through Bayswater Development LLC, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida include land for future residential development of approximately 322 and 870 units of residential housing, respectively. Both developments operate golf and resort operations as well. In addition, our Real Estate segment owns an unfinished development property which is located on approximately 23 acres in Las Vegas, Nevada.
As of March 31, 2013 and December 31, 2012, $72 million and $73 million, respectively, of the net investment in financing leases and net real estate leased to others which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.
Home Fashion
We conduct our Home Fashion segment through our indirect wholly owned subsidiary, WestPoint Home LLC (“WPH”), a manufacturer and distributor of home fashion consumer products. WPH is engaged in the business of manufacturing, sourcing, designing, marketing, distributing and selling home fashion consumer products. WPH markets a broad range of manufactured and sourced bed and bath products, including sheets, pillowcases, bedspreads, quilts, comforters and duvet covers, featherbeds, bath and beach towels, bath accessories, bed skirts, bed pillows, flocked blankets, woven blankets and throws, and mattress pads. WPH recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. In addition, WPH receives a small portion of its revenues through the licensing of its trademarks.
WPH has transitioned a significant majority of its manufacturing to low-cost countries but continues to maintain its corporate offices and certain distribution operations in the United States.

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
Investment
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. As of March 31, 2013 and December 31, 2012, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates was approximately $3.9 billion and $3.5 billion, respectively.
Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds, generally when such expenses are paid. Such expenses relate to the operation, administration and investment activities of Icahn Capital for the benefit of the Investment Funds (including salaries, benefits and rent) and shall be allocated pro rata in accordance with each investor's capital accounts in the Investment Funds. For the three months ended March 31, 2013 and 2012, $27 million and $3 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

Railcar
Agreements with American Railcar Leasing LLC
Effective April 16, 2011, ARI entered into a fleet services agreement ("Railcar Services Agreement") with ARL, a company controlled by Mr. Icahn, for a term of three years that will automatically renew for additional one-year periods unless either party provides at least 60 days written prior notice of termination. As stipulated in the Railcar Services Agreement, ARI provides railcar repair, engineering, administrative and other services, on an as needed basis, for ARL's lease fleet at mutually agreed-upon prices. Railcar services revenues, included in other revenues from operations in our consolidated statements of operations, recorded by ARI were $5 million under this agreement for each of the three months ended March 31, 2013 and 2012, respectively. The terms and pricing on services to related parties are not less favorable to ARI than the terms and pricing on services provided to unaffiliated third parties. The Railcar Services Agreement was unanimously approved by the independent directors of ARI's audit committee on the basis that the terms were no less favorable than those terms that could have been obtained in a comparable transaction with an unaffiliated third party.
On February 29, 2012, ARI entered into a railcar management agreement (the "ARI Railcar Management Agreement") with ARL, pursuant to which ARI engaged ARL to sell or lease ARI's railcars in certain markets, subject to the terms and conditions of the ARI Railcar Management Agreement. The ARI Railcar Management Agreement was effective as of January 1, 2011, will continue through December 31, 2015 and may be renewed upon written agreement by both parties. In December 2012, a subsidiary of ARI entered into a similar agreement with ARL with a term of five years.
On August 30, 2012, AEP Leasing entered into a railcar management agreement with ARL (the "AEP Railcar Management Agreement" and together with the ARI Railcar Management Agreement, the "Railcar Management Agreements"), pursuant to which AEP Leasing engaged ARL to sell or lease AEP Leasing's railcars in certain markets, subject to the terms and conditions of the AEP Railcar Management Agreement. The AEP Railcar Management Agreement was effective as of August 30, 2012, will continue through December 31, 2022 and may be renewed upon written agreement by both parties.
The Railcar Management Agreements also provide that ARL will manage ARI's and AEP Leasing's leased railcars including arranging for services, such as repairs or maintenance, as deemed necessary. Subject to the terms and conditions of the agreement, ARL will receive, in respect of leased railcars, a fee consisting of a lease origination fee and a management fee based on the lease revenues, and, in respect of railcars sold by ARL, sales commissions. The ARI Railcar Management Agreement was unanimously approved by ARI's special committee and Icahn Enterprises' audit committee who were advised by independent counsel and an independent financial advisor. The AEP Railcar Management Agreement was unanimously approved by Icahn Enterprises' audit committee was advised by independent counsel and an independent financial advisor. Each of the Railcar Management Agreements was approved by the applicable special or audit committees on the basis that the terms of the Railcar Management Agreements were not materially less favorable than those terms that could have been obtained in a comparable transaction with an unaffiliated third party. Combined fees incurred by ARI and AEP Leasing in connection with the Railcar Management Agreements were immaterial for each of the three months ended March 31, 2013 and 2012.
As of March 31, 2013 and December 31, 2012, our Railcar segment had accounts receivable of $3 million and $2 million, respectively, due from ARL. These amounts are included in other assets in our consolidated balance sheets.
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
In December, 2012, Icahn Sourcing advised Icahn Enterprises that effective January 1, 2013 it would restructure its ownership and change its name to Insight Portfolio Group LLC (“Insight Portfolio Group”).  In connection with the restructuring, Icahn Enterprises Holdings acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of Icahn Enterprises Holdings, including Federal-Mogul, CVR, Tropicana, ARI, Viskase, PSC Metals and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013. A number of other entities with which Mr. Icahn has a relationship also

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses in 2013.

4.	Investments and Related Matters.
Investment
Investments, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, and derivatives, all of which are reported at fair value in our consolidated balance sheets. See Note 5, "Fair Value Measurements-Investment," for details of the investments for our Investment segment.
Our Investment segment assesses the applicability of equity method accounting with respect to their investments based on a combination of qualitative and quantitative factors, including overall stock ownership of the Investment Funds combined with those of our affiliates along with board of directors representation.
Our Investment segment applied the fair value option to certain of its investments that would have otherwise been subject to the equity method of accounting.  As of March 31, 2013, the fair value of these investments was $354 million. During the three months ended March 31, 2013 and 2012, our Investment segment recorded gains of $40 million and $121 million, respectively, associated with these investments. Such amounts are included in net gain from investment activities in our consolidated statements of operations. Included in these investment gains and losses is the Investment Funds' gains and losses in The Hain Celestial Group, Inc. (“Hain”) and Metro-Golden-Mayer Inc. ("MGM"). As of March 31, 2013, the Investment Funds, together with their affiliates held, in the aggregate, approximately 16% of the outstanding shares of Hain. As of March 31, 2013, the Investment Funds no longer held any shares of MGM. The General Partners have applied the fair value option to their investments in Hain and previously to MGM.
We believe that these investments to which we applied the fair value option are not material, individually or in the aggregate, to our consolidated financial statements. Hain is a registered SEC reporting companies whose financial statements are available at www.sec.gov.
Other Segments
The carrying value of investments held by our Automotive, Gaming, Railcar and Home Fashion segments and our Holding Company consist of the following:

	March 31, 2013	December 31, 2012
	(in millions)
Equity method investments	$303	$299
Other investments	161	108
	$464	$407
Our Holding Company applies the fair value option to its investments that would otherwise be subject to the equity method of accounting. We record unrealized gains and losses for the change in fair value of such investments as a component of net gain from investment activities in the consolidated statements of operations. We believe that these investments, individually, or in the aggregate, are not material to our consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

Investment
The following table summarizes the valuation of the Investment Funds' investments and derivative contracts by the above fair value hierarchy levels as of March 31, 2013 and December 31, 2012:

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments:
Equity securities:
Basic materials	$53	$9	$—	$62	$144	$9	$—	$153
Communications	1,036	14	—	1,050	560	16	—	576
Consumer, non-cyclical	1,894	—	—	1,894	1,340	—	—	1,340
Consumer, cyclical	337	—	—	337	261	—	—	261
Diversified	28	—	—	28	—	—	—	—
Energy	1,921	19	—	1,940	1,052	55	—	1,107
Financial	234	—	—	234	244	—	—	244
Funds	—	—	—	—	—	308	—	308
Technology	641	525	—	1,166	325	—	—	325
Utilities	2	—	—	2	208	—	—	208
	6,146	567	—	6,713	4,134	388	—	4,522
Corporate debt:
Consumer, cyclical	—	—	290	290	—	—	288	288
Financial	—	15	—	15	—	50	—	50
Sovereign debt	—	3	—	3	—	5	—	5
Utilities	—	30	—	30	—	31	—	31
	—	48	290	338	—	86	288	374
Mortgage-backed securities:
Financial	—	175	—	175	—	188	—	188
	6,146	790	290	7,226	4,134	662	288	5,084
Derivative contracts, at fair value(1)	—	1	—	1	—	—	—	—
	$6,146	$791	$290	$7,227	$4,134	$662	$288	$5,084
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, cyclical	$620	$—	$—	$620	$473	$—	$—	$473
Funds	—	—	—	—	—	60	—	60
	620	—	—	620	473	60	—	533
Derivative contracts, at fair value(2)	—	478	—	478	—	84	—	84
	$620	$478	$—	$1,098	$473	$144	$—	$617

(1)	Included in other assets in our consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

The changes in investments measured at fair value for which our Investment segment has used Level 3 input to determine fair value are as follows:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Balance at January 1	$288	$289
Gross realized and unrealized gains (losses)	4	(13)
Gross proceeds	(2)	(3)
Balance at March 31	$290	$273
Unrealized gains of $4 million are included in earnings related to Level 3 investments still held at March 31, 2013. Total realized and unrealized gains and losses recorded for Level 3 investments, if any, are reported in net gain from investment activities in our consolidated statements of operations.
The Investment Funds held one Level 3 corporate debt investment at March 31, 2013.  Fair value was determined through yield analysis of comparable loans to which we applied a risk premium that we determined to be appropriate, which resulted in a lower valuation for our Level 3 investment.  Adjusting the risk premium by 1% in either direction would result in a 2% change in the fair value of the loan.
Other Segments and Holding Company
The following table summarizes the valuation of our Automotive and Energy segments and our Holding Company investments, derivative contracts and other liabilities by the above fair value hierarchy levels as of March 31, 2013 and December 31, 2012:

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Marketable equity and debt securities	$1	$—	$—	$1	$1	$—	$—	$1
Trading securities	—	—	125	125	—	—	60	60
Derivative contracts, at fair value(1)	—	1	—	1	—	1	21	22
	$1	$1	$125	$127	$1	$1	$81	$83
Liabilities
Other liabilities	$—	$32	$—	$32	$—	$1	$—	$1
Derivative contracts, at fair value(2)	—	45	—	45	—	89	—	89
	$—	$77	$—	$77	$—	$90	$—	$90

(1)	Amounts are classified within other assets in our consolidated balance sheets.

(2)	Amounts are classified within accrued expenses and other liabilities in our consolidated balance sheets.

The changes in trading securities measured at fair value for which our Holding Company have used Level 3 input to determine fair value are as follows:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Balance at January 1	$81	$—
Purchase	46	—
Gross unrealized losses	(2)	—
Balance at March 31	$125	$—

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

6.	Financial Instruments.
Certain derivative contracts with a single counterparty executed by the Investment Funds, our Automotive or Energy segments, or by our Holding Company are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. Values for the derivative financial instruments, principally swaps, forwards, over-the-counter options and other conditional and exchange contracts are reported on a net-by-counterparty basis. As a result, the net exposure to counterparties is reported in either other assets or accrued expenses and other liabilities in our consolidated balance sheets.
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
In the normal course of business, the Investment Funds and the Holding Company may trade various financial instruments and enter into certain investment activities, which may give rise to off-balance-sheet risks, with the objective of capital appreciation or as economic hedges against other securities or the market as a whole. The Investment Fund's and the Holding Company's investments may include futures, options, swaps and securities sold, not yet purchased. These financial instruments represent future commitments to purchase or sell other financial instruments or to exchange an amount of cash based on the change in an underlying instrument at specific terms at specified future dates. Risks arise with these financial instruments from potential counterparty non-performance and from changes in the market values of underlying instruments.
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
The Investment Funds and the Holding Company may utilize forward contracts to seek to protect their assets denominated in foreign currencies and precious metals holdings from losses due to fluctuations in foreign exchange rates and spot rates. The Investment Funds' and the Holding Company's exposure to credit risk associated with non-performance of such forward contracts is limited to the unrealized gains or losses inherent in such contracts, which are recognized in other assets and accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

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
The Investment Funds may also purchase and write option contracts. As a writer of option contracts, the Investment Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Investment Funds are obligated to purchase or sell, at the holder's option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds' satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets. At March 31, 2013, the maximum payout amounts relating to certain put options written by the Investment Funds were approximately $859 million.  At December 31, 2012, the maximum payout amounts relating to certain put options written by the Investment Funds approximated $7.9 billion, of which approximately $6.8 billion related to covered put options on existing short positions on a certain stock index. As of March 31, 2013 and December 31, 2012, there were unrealized gains of $1 million and $180 million, respectively.
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position at March 31, 2013 and December 31, 2012 was $478 million and $84 million, respectively.
At March 31, 2013 and December 31, 2012, the Investment Funds had $40 million and $148 million, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash in our consolidated balance sheets.
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
Automotive
Interest Rate Risk
During 2008, Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. During the first quarter of 2013, the majority of these interest swap agreements expired. As of March 31, 2013 the remaining five-year interest swap agreements have a total notional value of $140 million. As of March 31, 2013 and December 31, 2012, unrealized net losses of $2 million and $10 million, respectively, were recorded in accumulated other comprehensive loss as a result of these hedges. As of March 31, 2013, losses of $2 million are expected to be reclassified from accumulated other comprehensive loss to the consolidated statement of operations within the next 9 months.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

These interest rate swaps reduce Federal-Mogul's overall interest rate risk. However, due to the remaining outstanding borrowings on Federal-Mogul's debt facilities and other borrowing facilities that continue to have variable interest rates, management believes that interest rate risk to Federal-Mogul could be material if there are significant adverse changes in interest rates. To the extent that interest rates change by 25 basis points, Federal-Mogul's annual interest expense would show a corresponding change of approximately $7 million and $2 million for the years 2014 and 2015, respectively, representing the term of Federal-Mogul's variable-rate term loans.
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
Federal-Mogul had commodity price hedge contracts outstanding with combined notional values of $52 million and $45 million at March 31, 2013 and December 31, 2012, respectively, substantially all of which mature within one year in each of the respective periods and substantially all were designated as hedging instruments for accounting purposes. Unrealized net (losses) gains of $(1) million and $1 million were recorded in accumulated other comprehensive loss as of March 31, 2013 and December 31, 2012, respectively.
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
Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Federal-Mogul had notional values of $126 million and $160 million of foreign currency hedge contracts outstanding at March 31, 2013 and December 31, 2012, respectively, of which $14 million and $11 million, respectively, were designated as cash flow hedging instruments for accounting purposes. Unrealized net gains of zero and $1 million were recorded in accumulated other comprehensive loss as of March 31, 2013 and December 31, 2012, respectively, for the contracts designated as hedging instruments. The remaining outstanding contracts as of March 31, 2013 were entered into by Federal-Mogul in order to offset fluctuations in consolidated earnings caused by changes in currency rates used to translate earnings at foreign subsidiaries into U.S. dollars over the next 12 months. These contracts are not designated as hedging instruments for accounting purposes and are marked to market through the income statement. Unrealized gains of $3 million related to these contracts were recorded in other income, net for the three months ended March 31, 2013.
Concentrations of Credit Risk
Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. Federal-Mogul's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of Federal-Mogul's direct sales during the three months ended March 31, 2013. Federal-Mogul had one VCS customer that accounted for 18% of its net accounts receivable balance as of March 31, 2013. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.
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
March 31, 2013 (Unaudited)

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
CVR maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the consolidated balance sheets. The maintenance margin balance is included within other assets within consolidated balance sheets. Depending upon the position of the open commodity derivatives as of the reporting date, the amounts are classified either as an asset or liability within the consolidated balance sheets. From time to time, CVR may be required to deposit additional funds into this margin account. The fair value of the open commodity positions as of each of March 31, 2013 and December 31, 2012 was a net loss of less than $1 million which is included in accrued expenses and other liabilities. For the three months ended March 31, 2013, CVR recognized a net realized and unrealized loss of $2 million which is included in other (loss) income, net in the consolidated statements of operations.
Commodity Swap
In September 2011, CVR Refining entered into several commodity swap contracts with effective periods beginning in January 2012. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the consolidated balance sheets with changes in fair value currently recognized in the consolidated statement of operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. As of March 31, 2013 and December 31, 2012, CVR had open commodity hedging instruments consisting of 22.8 million and 23.3 million barrels, respectively, of crack spreads primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at March 31, 2013 and December 31, 2012 was a net liability of $34 million and $67 million, respectively. For the three months ended March 31, 2013, CVR recognized a net realized and unrealized loss of $18 million which is included in other (loss) income, net in the consolidated statements of operations.
Interest Rate Swap
On June 30 and July 1, 2011, Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF") entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements totals $63 million (split evenly between the two agreement dates) and commenced on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.975%. Both swap agreements are settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three-month LIBOR as governed by the CRNF credit agreement. As of both March 31, 2013 and December 31, 2012, the effective rate was approximately 4.6%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense in the consolidated statement of operations. The realized loss on the interest rate swap reclassified from accumulated other comprehensive loss into interest expense was less than $1 million for the three months ended March 31, 2013.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

Consolidated Derivative Information
At March 31, 2013, the volume of our derivative activities based on their notional exposure, categorized by primary underlying risk, are as follows:

	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Equity swaps	$2	$6,128
Foreign currency forwards	126	2,162
Interest rate swap contracts	203	—
Commodity contracts	66	39
The following table presents the consolidated fair values of our derivatives that are not designated as hedging instruments:

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Not Designated as Hedging Instruments	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012
	(in millions)
Equity contracts	$—	$21	$483	$35
Foreign exchange contracts	6	—	4	59
Commodity contracts	20	8	54	74
Sub-total	26	29	541	168
Netting across contract types(3)	(24)	(7)	(24)	(7)
Total(3)	$2	$22	$517	$161

(1)	Net asset derivatives are located within other assets in our consolidated balance sheets.

(2)	Net liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.

(3)	Excludes netting of cash collateral received and posted. The total collateral posted at March 31, 2013 and December 31, 2012 was $40 million and $148 million, respectively, across all counterparties.
The following table presents the effects of our derivative instruments not designated as hedging instruments on the statements of operations for the three months ended March 31, 2013 and 2012:

	Gain (Loss) Recognized in Income(1)
	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	2013	2012
	(in millions)
Equity contracts	$(645)	$(399)
Foreign exchange contracts	68	(41)
Commodity contracts	(51)	—
	$(628)	$(440)

(1)
Gains (losses) recognized on derivatives are classified in net gain from investment activities in our consolidated statements of operations for our Investment segment and are included in other income (loss), net for all other segments.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

The following table presents the fair values of our derivative instruments that are designated as cash flow hedging instruments:

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Designated as Cash Flow Hedging Instruments	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(in millions)
Interest rate swap contracts	$—	$—	$5	$13
Commodity contracts	1	2	2	1
Sub-total	1	2	7	14
Netting across contract types	(1)	(2)	(1)	(2)
Total	$—	$—	$6	$12

(1)	Located within other assets in our consolidated balance sheets.

(2)	Located within accrued expenses and other liabilities in our consolidated balance sheets.

The following tables present the effect of our derivative instruments that are designated as cash flow hedging instruments on our consolidated financial statements for the three months ended March 31, 2013 and 2012:

Three Months Ended March 31, 2013
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$(1)	$(7)	Interest expense
Commodity contracts	(2)	—	Cost of goods sold
Foreign currency contracts	—	—
	$(3)	$(7)

Three Months Ended March 31, 2012
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$(3)	$(10)	Interest expense
Commodity contracts	7	(3)	Cost of goods sold
Foreign currency contracts	(3)	—
	$1	$(13)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

7.	Inventories, Net.
Inventories, net consists of the following:

	March 31, 2013	December 31, 2012
	(in millions)
Raw materials	$490	$495
Work in process	263	248
Finished goods	1,215	1,212
	$1,968	$1,955

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
	(in millions)
Automotive	$1,375	$(226)	$1,149	$1,368	$(226)	$1,142
Energy	930	—	930	930	—	930
Railcar	7	—	7	7	—	7
Food Packaging	3	—	3	3	—	3
	$2,315	$(226)	$2,089	$2,308	$(226)	$2,082

Intangible assets, net consists of the following:

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$919	$(254)	$665	$921	$(238)	$683
Developed technology	120	(59)	61	121	(57)	64
In-place leases	121	(46)	75	121	(43)	78
Gasification technology license	60	(2)	58	60	(2)	58
Other	47	(15)	32	47	(15)	32
	$1,267	$(376)	$891	$1,270	$(355)	$915
Indefinite-lived intangible assets:
Trademarks and brand names			$260			$262
Gaming licenses			29			29
			289			291
Intangible assets, net			$1,180			$1,206
We recorded amortization expense associated with definite-lived intangible assets for the three months ended March 31, 2013 and 2012 of $21 million and $15 million, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

Automotive
During the three months ended March 31, 2013, we increased our Automotive segment's goodwill by $7 million and decreased definite-lived intangible assets by $3 million to adjust for the purchase price allocation relating to its BERU spark plug business acquisition in June 2012.
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

9.	Property, Plant and Equipment, Net.
Property, plant and equipment, net consists of the following:

	Useful Life	March 31, 2013	December 31, 2012
	(in years)	(in millions)
Land		$461	$465
Buildings and improvements	4 - 40	2,068	2,064
Machinery, equipment and furniture	1 - 30	4,682	4,519
Assets leased to others	15 - 39	836	743
Construction in progress		536	649
		8,583	8,440
Less: Accumulated depreciation and amortization		(2,012)	(1,917)
Property, plant and equipment, net		$6,571	$6,523
Depreciation and amortization expense related to property, plant and equipment for the three months ended March 31, 2013 and 2012 was $134 million and $85 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

10.	Debt.
Debt consists of the following:

	Icahn Enterprises		Icahn Enterprises Holdings
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(in millions)		(in millions)
8% senior unsecured notes due 2018 - Icahn Enterprises/Icahn Enterprises Holdings	$2,475	$2,476	$2,470	$2,471
7.75% senior unsecured notes due 2016 - Icahn Enterprises/Icahn Enterprises Holdings	1,050	1,050	1,047	1,047
Senior unsecured variable rate convertible notes due 2013 - Icahn Enterprises/Icahn Enterprises Holdings	556	556	556	556
Debt facilities - Automotive	2,738	2,738	2,738	2,738
Debt facilities - Energy	500	749	500	749
Credit facilities - Energy	125	125	125	125
Senior unsecured notes and secured term loan facility - Railcar	150	275	150	275
Credit facilities - Gaming	170	171	170	171
Senior secured notes and revolving credit facility - Food Packaging	214	214	214	214
Mortgages payable - Real Estate	69	70	69	70
Other	137	124	137	124
	$8,184	$8,548	$8,176	$8,540
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
On November 12, 2010, the Issuers issued an additional $200 million aggregate principal amount of the 2016 Notes and $300 million aggregate principal amount of the 2018 Notes (such notes are collectively referred to as the “2010 Additional Notes”), pursuant to the purchase agreement, dated November 8, 2010, by and among the Issuers, Icahn Enterprises Holdings, as guarantor and Jefferies & Company, Inc., as initial purchaser. The gross proceeds from the sale of the 2010 Additional Notes were $512 million. On January 17, 2012, February 6, 2012 and July 12, 2012, the Issuers issued an additional aggregate $1,000 million principal amount of the 2018 Notes (such notes are collectively referred to as the “2012 Additional Notes”), pursuant to their respective purchase agreements, by and among the Issuers, Icahn Enterprises Holdings, as guarantor and Jefferies & Company, Inc., as initial purchaser. The aggregate gross proceeds from the sale of 2012 Additional Notes were $1,030 million and will be used for general corporate purposes. The 2010 Additional Notes and 2012 Additional Notes constitute the same series of securities as the Initial Notes for purposes of the indenture governing the notes and vote together on all matters with such series. These notes have substantially identical terms as the Initial Notes.
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
March 31, 2013 (Unaudited)

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
Senior Unsecured Variable Rate Convertible Notes Due 2013 - Icahn Enterprises and Icahn Enterprises Holdings
In April 2007, we issued an aggregate of $600 million of variable rate senior convertible notes due 2013 (“variable rate notes”). The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act, and issued pursuant to an indenture dated as of April 5, 2007, by and among us, as issuer, Icahn Enterprises Finance, as co-issuer, and Wilmington Trust Company, as trustee. Other than Icahn Enterprises Holdings, no other subsidiaries guaranteed payment on the variable rate notes. The variable rate notes bore interest at a rate of three-month LIBOR minus 125 basis points, but the all-in-rate can be no less than 4.0% nor more than 5.5%, and were eligible to be convertible into our depositary units. As of March 31, 2013, the interest rate was 4.0%. The interest on the variable rate notes is payable quarterly on each January 15, April 15, July 15 and October 15. The variable rate notes mature on August 15, 2013. As discussed below, as a result of our delivery of notice of satisfaction and discharge (the "Notice") with respect to the variable rate notes on January 25, 2013, the holders of the variable rate notes will continue to have the right to receive payment of principal and interest on the variable notes through maturity, but will no longer have the right to convert variable rate notes into our depositary units.
Prior to our delivery of Notice, in the event that we had declared a cash dividend or similar cash distribution in any calendar quarter with respect to our depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits and/or stock dividends) ("Excess Dividends"), the indenture governing the variable rate notes required that we simultaneously make such distribution to holders of the variable rate notes in accordance with a formula set forth in the indenture. As discussed below, this provision was nullified by the Notice. Accordingly, no distributions in respect of Excess Dividends will be paid to holders of the variable rate notes for the year ending December 31, 2013. In addition, because there were no Excess Dividends during the year ended December 31, 2012, no such distributions were paid to holders of the variable rate notes for this period.
On January 25, 2013, Icahn Enterprises and Icahn Enterprises Holdings delivered the Notice to the registered holders of our outstanding variable rate notes in accordance with the terms of the indenture dated as of April 5, 2007, among Icahn Enterprises, as issuer, Icahn Enterprises Finance Corp., as co-issuer, Icahn Enterprises Holdings, as guarantor, and Wilmington Trust Company, as trustee, governing the variable rate notes. The aggregate outstanding principal amount of the variable rate notes prior to the discharge was $600 million, of which $44 million was held directly by Icahn Enterprises Holdings.
 As set forth in the Notice, on January 29, 2013 (“Discharge Date”), Icahn Enterprises deposited with Wilmington Trust Company, to be held in trust by it in accordance with the provisions of the variable rate notes and the indenture dated as of April 5, 2007, cash in the amount sufficient to pay and discharge all indebtedness on the outstanding variable rate notes consisting of: (a) all accrued and unpaid interest payable on the quarterly interest payment dates on April 15 and July 15, 2013, and (b) all principal and accrued and unpaid interest payable upon maturity of the variable rate notes on August 15, 2013. On and after the Discharge Date, (a) the indenture dated as of April 5, 2007 was discharged and ceased to be of further effect as to all variable rate notes and Note Guarantees (as defined in such indenture) issued thereunder and (b) holders will continue to have the right to receive payment of principal and interest on the variable rate notes through maturity, but will no longer have the right to convert variable rate notes into Depositary Units (as defined in such indenture) of Icahn Enterprises. In addition,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

the holders of the variable rate notes will no longer receive the right to receive Excess Dividends in respect to our declaration of dividends.
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
As of March 31, 2013 and December 31, 2012, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the applicable indentures. Additionally, as of March 31, 2013, based on covenants in the applicable indenture governing our senior unsecured notes, we are permitted to incur approximately $2.4 billion in additional indebtedness.
Debt Facilities - Automotive
On December 27, 2007, Federal-Mogul entered into a Term Loan and Revolving Credit Agreement (“Federal-Mogul Debt Facilities”) with Citicorp U.S.A. Inc. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and certain lenders. The Federal-Mogul Debt Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. The obligations under the revolving credit facility mature December 27, 2013 and bear interest in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00% and ABR plus 0.50% to ABR plus 1.00%. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. All of the Federal-Mogul Debt Facilities term loans bear interest at LIBOR plus 1.9375% or at ABR plus 0.9375% at Federal-Mogul's election.
As of March 31, 2013 and December 31, 2012, the borrowing availability under Federal-Mogul's revolving credit facility was $504 million and $451 million, respectively. Federal-Mogul had $37 million of letters of credit outstanding as of both March 31, 2013 and December 31, 2012 pertaining to Federal-Mogul's term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.
The obligations of Federal-Mogul under the Federal-Mogul Debt Facilities are guaranteed by substantially all of its domestic subsidiaries and certain foreign subsidiaries, and are secured by substantially all personal property and certain real property of Federal-Mogul and such guarantors, subject to certain limitations. The liens granted to secure these obligations and certain cash management and hedging obligations have first priority.
The Federal-Mogul Debt Facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on (i) investments; (ii) certain acquisitions, mergers or consolidations; (iii) sale and leaseback transactions; (iv) certain transactions with affiliates and (v) dividends and other payments in respect of capital stock. Pursuant to the terms of the Federal-Mogul Debt Facilities, $50 million of the Tranche C Term Loan proceeds were deposited in a term letter of credit account. At March 31, 2013 and December 31, 2012, Federal-Mogul was in compliance with all debt covenants under the Federal-Mogul Debt Facilities.
Debt and Credit Facilities - Energy
Senior Secured Notes
On April 6, 2010, Coffeyville Resources, LLC ("CRLLC") and its then wholly owned subsidiary, Coffeyville Finance Inc. (together the "CVR Issuers"), completed a private offering of $275 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 (the "CVR First Lien Notes") and $225 million aggregate principal amount of 10.875% Second Lien Senior Secured Notes due 2017 ("CVR Second Lien Notes" and, together with the CVR First Lien Notes, the "CVR

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

Notes").  On December 15, 2011, the CVR Issuers sold an additional $200 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 ("New CVR Notes"). The New CVR Notes were issued as "Additional CVR Notes" pursuant to the indenture dated April 6, 2010 (the "CVR Indenture") and, together with the existing CVR First Lien Notes, are treated as a single class for all purposes under the CVR Indenture including, without limitation, waivers, amendments, redemptions and other offers to purchase. Unless otherwise indicated, the New CVR Notes and the existing first lien notes are collectively referred to herein as the "CVR First Lien Notes."
The CVR First Lien Notes were scheduled to mature on April 1, 2015, unless earlier redeemed or repurchased by the CVR Issuers. See further discussion below related to the tender and redemption of all the outstanding CVR First Lien Notes in the fourth quarter of 2012. The CVR Second Lien Notes mature on April 1, 2017, unless earlier redeemed or repurchased by the CVR Issuers. On January 23, 2013, a portion of the proceeds from the CVR Refining's IPO were utilized to satisfy and discharge the indenture governing the CVR Second Lien Notes. As a result, all of the outstanding CVR Second Lien Notes were redeemed on January 23, 2013 resulting in a gain on extinguishment of debt of approximately $5 million for our Energy segment in the first quarter of 2013.
Interest was payable on the Notes semi-annually on April 1 and October 1 of each year. The CVR Notes were fully and unconditionally guaranteed by each of CRLLC's subsidiaries other than CVR Partners and CRNF.
As a result of our acquisition of CVR on May 4, 2012, we revalued the CVR Notes to its acquisition date fair values, resulting in the recognition of premiums aggregating $54 million which was amortized to interest expense on a straight line basis over the life of the CVR Notes. As a result of redemption of the CVR Second Lien Notes discussed above, the premium balance of $25 million was written off during the first quarter of 2013. In addition our acquisition of a controlling interest in CVR constituted a change of control requiring the CVR Issuers to make an offer to repurchase all of its outstanding CVR Notes at 101.0% of the principal amount of notes tendered.  On June 4, 2012, the CVR Issuers offered to purchase all or any part of the CVR Notes, at a cash purchase price of 101% of the aggregate principal amount of the CVR Notes, plus accrued and unpaid interest, if any.  The offer expired on July 5, 2012 with none of the outstanding CVR Notes tendered.
On October 23, 2012, CVR Refining LLC (“Refining LLC”) and its wholly-owned subsidiary, Coffeyville Finance Inc., completed a private offering of $500 million in aggregate principal amount of 6.50% Second Lien Secured Notes due 2022 (the "2022 Notes"). The 2022 Notes were issued at par. Refining LLC received approximately $493 million of cash proceeds, net of the underwriting fees, but before deducting other third-party fees and expenses associated with the offering. The 2022 Notes were secured by substantially the same assets that secured the then outstanding CVR Second Lien Notes, subject to exceptions, until such time that the outstanding CVR Second Lien Notes were satisfied and discharged in full. The 2022 Notes are guaranteed by the CVR Refining, Refining LLC and its existing domestic subsidiaries. Prior to the satisfaction and discharge of the CVR Second Lien Notes, which occurred on January 23, 2013, the 2022 Notes were also guaranteed by CRLLC. CVR, CVR Partners and CRNF are not guarantors. Approximately $348 million of the net proceeds from the offering was used to fund a completed and settled tender offer resulting in the purchase of approximately $323 million of the 9.0% First Lien Notes due April 1, 2015 and to settle accrued interest of approximately $2 million through October 23, 2012 and to pay related fees and expenses. A premium of approximately $23 million was incurred associated with the tender.
The 2022 Notes mature on November 1, 2022, unless earlier redeemed or repurchased by the issuers. Interest is payable on the 2022 Notes semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013.
The 2022 Notes requires that CVR Refining to maintain a minimum fixed charge coverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make payments on subordinated or unsecured debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The 2022 Notes provide that CVR Refining can make distributions to holders of its common units provided, among other things, it is in compliance with the fixed coverage ratio and there is no default or event of default under the 2022 Notes. As of March 31, 2013, CVR Refining was in compliance with the covenants contained in the 2022 Notes.
Amended and Restated Asset Backed (ABL) Credit Facility
On December 20, 2012, CRLLC, CVR Refining, and Refining LLC and each of the operating subsidiaries of Refining LLC (collectively, the “Credit Parties”) entered into an amended and restated ABL credit agreement (“Amended and Restated ABL Credit Facility") with a group of lenders and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and collateral agent. The Amended and Restated ABL Credit Facility replaced a previous ABL credit facility and is scheduled to mature on December 20, 2017. Under the Amended and Restated ABL Credit Facility, CVR Refining assumed

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

CVR's position as borrower and CVR's obligations under the facility upon the closing of CVR Refining's IPO on January 23, 2013.
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
Borrowings under the Amended and Restated ABL Credit Facility bear interest at either a base rate or LIBOR plus an applicable margin. The applicable margin is (i) (a) 1.75% for LIBOR borrowings and (b) 0.75% for prime rate borrowings, in each case if quarterly average excess availability exceeds 50% of the lesser of the borrowing base and the total commitments and (ii) (a) 2.00% for LIBOR borrowings and (b) 1.00% for prime rate borrowings, in each case if quarterly average excess availability is less than or equal to 50% of the lesser of the borrowing base and the total commitments. The Amended and Restated ABL Credit Facility also requires the payment of customary fees, including an unused line fee of (i) 0.40% if the daily average amount of loans and letters of credit outstanding is less than 50% of the lesser of the borrowing base and the total commitments and (ii) 0.30% if the daily average amount of loans and letters of credit outstanding is equal to or greater than 50% of the lesser of the borrowing base and the total commitments. CVR Refining will also be required to pay customary letter of credit fees equal to, for standby letters of credit, the applicable margin on LIBOR loans on the maximum amount available to be drawn under and, for commercial letters of credit, the applicable margin on LIBOR loans less 0.50% on the maximum amount available to be drawn under, and customary facing fees equal to 0.125% of the face amount of, each letter of credit.
The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their respective subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investment and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. The Credit Parties were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of March 31, 2013.
As of March 31, 2013, CRLLC had availability under the Amended and Restated ABL Credit Facility of $373 million and had letters of credit outstanding of $27 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of March 31, 2013 and December 31, 2012.
CVR Partners Credit Facility
On April 13, 2011, CRNF, as borrower, and CVR Partners, as guarantor, entered into a new credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125 million and a revolving credit facility of $25 million, which was undrawn as of March 31, 2013, with an uncommitted incremental facility of up to $50 million. No amounts were outstanding under the revolving credit facility at March 31, 2013.
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
The credit facility requires CVR Partners to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets and the ability of CVR Partners to dispose of assets, to make restricted payments, investments and acquisitions, or enter into sale-leaseback transactions and affiliate transactions. The credit facility provides that CVR Partners can make distributions to holders of its common units provided, among other things, it is in compliance with the leverage ratio and interest coverage ratio on a pro forma basis after giving effect to any distribution and there is no default or event of default under the credit facility. As of March 31, 2013, CRNF was in compliance with the covenants contained in the credit facility.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

Senior Unsecured Notes and Secured Term Loan Facility - Railcar
In February 2007, ARI issued $275 million senior unsecured fixed rate notes that were subsequently exchanged for registered notes in March 2007 (“ARI Notes”). In September 2012, ARI completed a voluntary partial early redemption of $100 million of the ARI Notes at a rate of 101.875% of the principal amount, plus any accrued interest and unpaid interest. The ARI Notes bore a fixed interest rate of 7.5%. On March 1, 2013, ARI voluntarily redeemed the remaining $175 million of ARI Notes outstanding at par value. In connection with the redemption, ARI recorded a loss of less than $1 million on debt extinguishment in the first quarter of 2013.
In December 2012, ARI, through its wholly-owned subsidiary, entered into a senior secured delayed draw term loan facility ("ARI Term Loan") that is secured by a portfolio of railcars, railcar leases, the receivables associated with those railcars and leases and certain other assets. The ARI Term Loan provides for an initial draw at closing ("Initial Draw") and allows for up to two additional draws. The capacity of the ARI Term Loan is limited to the lesser of approximately $200 million or 75% of the Net Aggregate Equipment Value, as defined in the credit agreement and matures on February 27, 2018.
Upon closing, the Initial Draw was $98 million, net of fees and expenses. During February 2013, ARI made an additional draw, which resulted in net proceeds of approximately $50 million. After this draw, availability under the lease fleet financing is up to $50 million. As of March 31, 2013 and December 31, 2012, the outstanding principal balance on the ARI Term Loan was $150 million and $100 million, respectively.
The ARI Term Loan bears interest at one-month LIBOR plus 2.5%, subject to an alternative fee as set forth in the credit agreement, and is payable on the 15th of each month. The interest rate increases by 2.0% following certain defaults. ARI is required to pay principal at an annual rate of 3.33% of the borrowed amount via monthly payments that are due on the Payment Date, with any remaining balance payable on the final scheduled maturity. The ARI Term Loan may be prepaid at any time without premium or penalty, other than customary LIBOR breakage fees. The ARI Term Loan contains restrictive covenants that limit a subsidiary of ARI's ability to, among other things, incur additional debt, issue additional equity, sell certain assets, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. Certain covenants, including those that restrict a subsidiary of ARI's ability to incur additional indebtedness and issue equity, become more restrictive if a subsidiary of ARI's debt service coverage ratio, as defined, is less than 1.05 to 1.0 as measured on a rolling three-quarter basis. ARI was in compliance with all of its covenants under the ARI Term Loan as of March 31, 2013. As of March 31, 2013 and December 31, 2012, the net book value of the railcars that were pledged as part of the ARI Term Loan was $170 million and $112 million, respectively.
Credit Facilities - Gaming
Credit Facilities
In March 2012, Tropicana entered into credit facilities ("Tropicana Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million, issued at a discount of 2% ("Tropicana Term Loan") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million ("Tropicana Letter of Credit"). Commencing on June 30, 2012, the Tropicana Term Loan requires quarterly principal payments of 0.25% of the original principal amount with any remaining outstanding amounts due on the maturity date, March 16, 2018. The Tropicana Term Loan is secured by substantially all of Tropicana's assets and is guaranteed by all of its domestic subsidiaries.
At the election of Tropicana and subject to certain conditions, the amount available under the Tropicana Term Loan may be increased by up to $75 million, which increased amount may be comprised of additional term loans and up to $20 million of revolving loans. The Tropicana Letter of Credit provides for the issuance of letters of credit with an aggregate stated amount of up to $15 million, through a termination date of March 16, 2017. The letters of credit issued under the Tropicana Letter of Credit will be secured by cash collateral in an amount no less than 103% of the face amounts of such letters of credit.
The obligations under the Tropicana Term Loan bear interest, at Tropicana's election, at an annual rate equal to either: (i) the sum of (a) the Adjusted LIBOR Rate (as defined in the Tropicana Term Loan) (subject to a 1.50% floor); plus (b) a margin of 6.00%; or (ii) the sum of: (a) the alternate base rate, which is equal to the greatest of: (1) the corporate base rate of UBS AG, Stamford Branch; (2) the Federal Funds Effective Rate (as defined in the Tropicana Term Loan) plus 0.50%; or (3) the Adjusted LIBOR Rate (as defined in the Tropicana Term Loan) for one month plus 1.00% (all subject to a 2.50% floor); plus (b) a margin of 5.00%; such that, in either case, the applicable interest rate shall not be less than 7.50%.  An additional 2% default rate also applies in certain instances described in the Tropicana Term Loan. As of March 31, 2013, the interest rate was 7.5%.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

The Tropicana Term Loan may be prepaid at the option of Tropicana at any time without penalty (other than customary breakage fees). The Tropicana Term Loan contains mandatory prepayment provisions from proceeds received by Tropicana and its subsidiaries as a result of asset sales, the incurrence of indebtedness and issuance of equity, casualty events and excess cash flow (subject in each case to certain exceptions). Key covenants binding Tropicana and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, (ii) compliance with a first lien net leverage ratio, measured quarterly on a trailing twelve-month basis (3.25:1.00 for the quarter ended March 31, 2013, and reducing over time to 2.50:1.00 beginning as of the quarter ending March 31, 2016), and (iii) compliance with a total net leverage ratio, measured quarterly on a trailing twelve-month basis, of 5.00:1.00.  Tropicana was in compliance with the covenants of the Tropicana Term Loan at March 31, 2013.
Senior secured Notes and Revolving Credit Facility - Food Packaging
In December 2009, Viskase issued $175 million of 9.875% Senior Secured Notes due 2018 (“Viskase Notes”). The Viskase Notes bear interest at a rate of 9.875% per annum, payable semi-annually in cash on January 15 and July 15, commencing on July 15, 2010. The Viskase Notes have a maturity date of January 15, 2018.
In May 2010, Viskase issued an additional $40 million aggregate principal amount of Viskase 9.875% Notes under the indenture governing the Viskase Notes Indenture (“Viskase Notes Indenture”). The additional notes constitute the same series of securities as the initial Viskase Notes. Holders of the initial and additional Viskase Notes will vote together on all matters and the initial and additional Viskase Notes will be equally and ratably secured by all collateral.
The notes and related guarantees by any of Viskase's future domestic restricted subsidiaries are secured by substantially all of Viskase's and such domestic restricted subsidiaries' current and future tangible and intangible assets. The Viskase Notes Indenture permits Viskase to incur other senior secured indebtedness and to grant liens on its assets under certain circumstances.
Prior to January 15, 2014, Viskase may redeem, at its option, up to 35% of the aggregate principal amount of the Viskase Notes issued under the Viskase Notes Indenture with the net proceeds of any equity offering at 109.875% of their principal amount, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the Viskase Notes issued under the Viskase Notes Indenture dated December 21, 2009 remains outstanding immediately following the redemption.
In November 2007, Viskase entered into a $25 million secured revolving credit facility (“Viskase Revolving Credit Facility”) with Arnos Corporation, an affiliate of Mr. Icahn. In connection with our majority acquisition of Viskase on January 15, 2010, we assumed the Viskase Revolving Credit Facility from Arnos Corporation. We have entered into several agreements with Viskase to extend the maturity date of Viskase Revolving Credit Facility, the latest of which extends the maturity date to July 31, 2015. Borrowings under the loan and security agreement governing the Viskase Revolving Credit Facility are subject to a borrowing base formula based on percentages of eligible domestic receivables and eligible domestic inventory. Under the Viskase Revolving Credit Facility, the interest rate is LIBOR plus a margin of 2.00% currently (which margin will be subject to performance based increases up to 2.50%); provided that the minimum interest rate shall be at least equal to 3.00%. Viskase Revolving Credit Facility also provides for an unused line fee of 0.375% per annum. There were no borrowings under the Viskase Revolving Credit Facility as of each of March 31, 2013 and December 31, 2012.
Indebtedness under the Viskase Revolving Credit Facility is secured by liens on substantially all of Viskase's domestic and Mexican assets, with liens on certain assets that are contractually senior to the Viskase 9.875% Notes and the related guarantees pursuant to an intercreditor agreement and the Viskase 9.875% Notes.
The Viskase Revolving Credit Facility contains various covenants which restrict Viskase's ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets, make certain restricted payments, create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. The Viskase Revolving Credit Facility also requires that Viskase complies with various financial covenants. Viskase is in compliance with these requirements as of March 31, 2013 and December 31, 2012.
In its foreign operations, Viskase has unsecured lines of credit with various banks providing approximately $8 million of availability. There were no borrowings under the lines of credit at March 31, 2013 and December 31, 2012.
Letters of credit in the amount of $1 million were outstanding under facilities with a commercial bank, and were cash collateralized at each of March 31, 2013 and December 31, 2012.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

Mortgages Payable - Real Estate
Mortgages payable, all of which are non-recourse to us, bear interest at rates between 4.97% and 7.99% and have maturities between May 31, 2013 and October 31, 2028.
Other
Letter of Credit Facility - Home Fashion
On October 15, 2012, upon the expiration of a certain senior secured revolving credit facility of WPH, WPH entered into a letter of credit facility ("WPH Letter of Credit"), with a nationally recognized bank ("LC Issuer"). The one-year WPH Letter of Credit has a $10 million credit line. Issuance of letters of credit under the WPH Letter of Credit is subject to 0.50% annual fee on the outstanding face amount of the letters of credit issued under the WPH Letter of Credit, which face amount as of March 31, 2013 was approximately $6 million.  Obligations under the WPH Letter of Credit are secured by a cash collateral account pledged by WPH to LC Issuer.  The WPH Letter of Credit does not contain any financial covenants. WPH has determined that its liquidity needs are sufficiently covered by existing and projected cash resources for the foreseeable future. In the future, WPH may explore other financing options as circumstances warrant.

11.	Pension, Other Post-employment Benefits and Employee Benefit Plans.
Federal-Mogul, ARI and Viskase each sponsor several defined benefit pension plans (''Pension Benefits'') (and, in the case of Viskase, its pension plans include defined contribution plans). Additionally, Federal-Mogul, ARI and Viskase each sponsors health care and life insurance benefits (''OPEB'') for certain employees and retirees around the world. The Pension Benefits are funded based on the funding requirements of federal and international laws and regulations, as applicable, and are typically funded in advance of benefit payments. Other Post-Employment Benefits are funded as benefits are provided to participating employees.  As prescribed by applicable U.S. GAAP, Federal-Mogul, ARI and Viskase each uses, as applicable, appropriate actuarial methods and assumptions in accounting for its defined benefit pension plans, non-pension post-employment benefits, and disability, early retirement and other post-employment benefits. The measurement date for all defined benefit plans is December 31 of each year.
Components of net periodic benefit cost (gain) for the three months ended March 31, 2013 and 2012 are as follows:

	Pension Benefits		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
	(in millions)
Service cost	$4	$7	$—	$—
Interest cost	18	21	4	4
Expected return on plan assets	(17)	(16)	—	—
Amortization of actuarial losses	6	10	2	—
Amortization of prior service credit	—	—	(3)	(4)
Settlement gain	—	(1)	—	—
	$11	$21	$3	$—

12.	Net Income Per LP Unit.
For Icahn Enterprises, basic income per LP unit is based on net income attributable to Icahn Enterprises allocable to limited partners. Net income allocable to limited partners is divided by the weighted-average number of LP units outstanding. Diluted income per LP unit is based on basic income adjusted for interest charges applicable to the variable rate notes as well as the weighted-average number of units and equivalent units outstanding.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

The following table sets forth the allocation of net income attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted income per LP unit of Icahn Enterprises for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(in millions, except per unit data)
Net income attributable to Icahn Enterprises	$277	$49
Net income attributable to Icahn Enterprises allocable to limited partners (98.01% allocation)	$271	$48

Basic income per LP unit	$2.56	$0.48
Basic weighted average LP units outstanding	106	99

Dilutive effect of variable rate convertible notes:
Income	$2
Units	2

Dilutive effect of unit distribution declared:
Income	$—
Units	1

Diluted income per LP unit	$2.50	$0.48
Diluted weighted average LP units outstanding	109	99
Because their effect would have been anti-dilutive, 5 million equivalent units relating to our variable rate notes have been excluded from diluted weighted average LP units outstanding for the three months ended March 31, 2012.
Equity Offering
On February 28, 2013, Icahn Enterprises entered into an underwriting agreement (“Underwriting Agreement”) with Jefferies & Company, Inc. (“Underwriter”), providing for the issuance and purchase of an aggregate of 3,174,604 depositary units representing limited partner interests in Icahn Enterprises at a price to the public of $63.00 per depositary unit (“Equity Offering”). The depositary units were delivered to the unitholders on March 6, 2013, raising $194 million after deducting underwriting discounts, commissions and other offering related fees and expenses. In connection with this offering, our general partner made an aggregate contribution of $4 million to Icahn Enterprises and Icahn Enterprises Holdings in order to maintain its 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings.
Pursuant to the Underwriting Agreement, Icahn Enterprises also granted the Underwriter a 30-day option to purchase up to 476,191 additional depositary units at the same public offering price, which the underwriter did not exercise.
The issuance and purchase of the depositary units in connection with the Equity Offering is registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3 (File No. 333-333-158705) filed by Icahn Enterprises with the SEC on April 22, 2009 and declared effective by the SEC on May 17, 2010.
We intend to use the net proceeds from the Equity Offering for general partnership purposes, which may include investments in operating subsidiaries and potential acquisitions in accordance with our investment strategy.
Unit Distribution
On February 10, 2013, Icahn Enterprises declared a quarterly distribution in the amount of $1.00 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. As a result, on April 15, 2013, Icahn Enterprises distributed an aggregate 1,521,946 depositary units to unit holders electing to receive depositary units in connection with this distribution. Mr. Icahn and his affiliates elected to receive a majority of their

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

proportionate share of this distribution in depositary units. As of May 2, 2013, Mr. Icahn and his affiliates owned 90.6% of Icahn Enterprises outstanding depositary units.
Because the depositary unit holder has the election to receive the distribution either in cash or additional depositary units, we recorded a unit distribution liability of $105 million on our consolidated balance sheets as the unit distribution had not been made as of March 31, 2013. In addition, the unit distribution liability is considered a potentially dilutive security and is included in the calculation of diluted income per LP unit as disclosed above. Any difference between the liability recorded and the amount representing the aggregate value of the number of depositary units distributed and cash paid would be charged to equity.

13.	Segment Reporting.
As of March 31, 2013, our nine operating segments, which also constitute our reporting segments, are: (1) Investment; (2) Automotive; (3) Energy; (4) Metals; (5) Railcar; (6) Gaming; (7) Food Packaging; (8) Real Estate and (9) Home Fashion. Our determination of what constitutes an operating segment is based on the various industries in which our businesses operate and how we manage those businesses in accordance with our investment strategy. We assess and measure segment operating results based on net income from continuing operations attributable to Icahn Enterprises and Icahn Enterprises Holdings, as disclosed below. Certain terms of financings for certain of our segments impose restrictions on the segments' ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions.
In addition to our nine reporting segments, we present the results of the Holding Company which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company. See Note 2, “Operating Units,” for a detailed description of each of our reporting segments.
Icahn Enterprises' condensed statements of operations by reporting segment for the three months ended March 31, 2013 and 2012 are presented below:

	Three Months Ended March 31, 2013
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,713	$2,352	$264	$110	$—	$88	$1	$46	$—	$4,574
Other revenues from operations	—	—	—	—	26	143	—	20	—	—	189
Net gain from investment activities	578	—	—	—	2	—	—	—	—	(2)	578
Interest and dividend income	23	—	—	—	1	—	—	—	—	—	24
Other income (loss), net	2	(33)	(14)	—	(1)	—	—	—	—	—	(46)
	603	1,680	2,338	264	138	143	88	21	46	(2)	5,319
Expenses:
Cost of goods sold	—	1,465	1,967	267	86	—	67	—	41	—	3,893
Other expenses from operations	—	—	—	—	17	72	—	11	—	—	100
Selling, general and administrative	28	199	34	8	11	61	11	4	8	5	369
Restructuring	—	8	—	—	—	—	—	—	—	—	8
Impairment	—	—	—	—	—	—	—	—	—	—	—
Interest expense	—	31	15	—	3	4	5	1	—	75	134
	28	1,703	2,016	275	117	137	83	16	49	80	4,504
Income (loss) before income tax benefit (expense)	575	(23)	322	(11)	21	6	5	5	(3)	(82)	815
Income tax (expense) benefit	—	(11)	(100)	5	(12)	(2)	(2)	—	—	2	(120)
Net Income (loss)	575	(34)	222	(6)	9	4	3	5	(3)	(80)	695
Less: net (income) loss attributable to non-controlling interests	(342)	5	(71)	—	(8)	(1)	(1)	—	—	—	(418)
Net income (loss) attributable to Icahn Enterprises	$233	$(29)	$151	$(6)	$1	$3	$2	$5	$(3)	$(80)	$277

Supplemental information:
Capital expenditures	$—	$93	$64	$3	$101	$12	$5	$—	$—	$—	$278
Depreciation and amortization(1)	$—	$71	$50	$6	$7	$8	$5	$6	$2	$—	$155

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

	Three Months Ended March 31, 2012
	Investment	Automotive	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,764	$332	$164	$—	$83	$—	$56	$—	$2,399
Other revenues from operations	—	—	—	17	155	—	20	—	—	192
Net gain from investment activities	50	—	—	—	—	—	—	—	8	58
Interest and dividend income	23	1	—	1	—	—	—	—	—	25
Other (loss) income, net	(2)	9	—	—	(2)	—	1	1	3	10
	71	1,774	332	182	153	83	21	57	11	2,684
Expenses:
Cost of goods sold	—	1,487	331	137	—	63	—	54	—	2,072
Other expenses from operations	—	—	—	14	80	—	12	—	—	106
Selling, general and administrative	3	201	7	6	62	13	3	10	4	309
Restructuring	—	6	—	—	—	—	—	1	—	7
Impairment	—	1	—	—	—	—	—	1	—	2
Interest expense	2	36	—	5	2	5	1	—	66	117
	5	1,731	338	162	144	81	16	66	70	2,613
Income (loss) before income tax (expense) benefit	66	43	(6)	20	9	2	5	(9)	(59)	71
Income tax (expense) benefit	—	(10)	4	(8)	1	(1)	—	—	44	30
Income (loss)	66	33	(2)	12	10	1	5	(9)	(15)	101
Less: net income attributable to non-controlling interests	(35)	(10)	—	(5)	(2)	—	—	—	—	(52)
Net income (loss) attributable to Icahn Enterprises	$31	$23	$(2)	$7	$8	$1	$5	$(9)	$(15)	$49

Supplemental information:
Capital expenditures	$—	$130	$2	$41	$12	$12	$—	$—	$—	$197
Depreciation and amortization(1)	$—	$69	$6	$5	$9	$4	$5	$2	$—	$100

(1)
Excludes amounts related to the amortization of deferred financing costs and debt discounts and premiums included in interest expense in the amounts of $9 million and $8 million for the three months ended March 31, 2013 and 2012, respectively.

Icahn Enterprises' condensed balance sheets by reporting segment as of March 31, 2013 and December 31, 2012 are presented below:

	March 31, 2013
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$2	$269	$1,041	$16	$57	$241	$18	$26	$12	$755	$2,437
Cash held at consolidated affiliated partnerships and restricted cash	766	—	—	3	6	15	1	4	9	620	1,424
Investments	7,226	247	—	—	43	35	—	—	13	126	7,690
Accounts receivable, net	—	1,488	283	109	32	12	66	3	35	—	2,028
Inventories, net	—	1,124	525	106	86	—	66	—	61	—	1,968
Property, plant and equipment, net	—	1,946	2,637	139	520	430	153	662	81	3	6,571
Goodwill and intangible assets, net	—	1,772	1,322	11	7	68	11	75	3	—	3,269
Other assets	64	387	93	28	24	51	37	17	23	150	874
Total assets	$8,058	$7,233	$5,901	$412	$775	$852	$352	$787	$237	$1,654	$26,261
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$544	$1,901	$1,547	$72	$144	$131	$71	$21	$30	$206	$4,667
Securities sold, not yet purchased, at fair value	620	—	—	—	—	—	—	—	—	—	620
Due to brokers	423	—	—	—	—	—	—	—	—	—	423
Post-employment benefit liability	—	1,361	—	3	9	—	65	—	—	—	1,438
Debt	—	2,818	677	3	150	170	215	70	—	4,081	8,184
Total liabilities	1,587	6,080	2,224	78	303	301	351	91	30	4,287	15,332

Equity attributable to Icahn Enterprises	2,607	816	2,359	334	303	382	(3)	696	207	(2,633)	5,068
Equity attributable to non-controlling interests	3,864	337	1,318	—	169	169	4	—	—	—	5,861
Total equity	6,471	1,153	3,677	334	472	551	1	696	207	(2,633)	10,929
Total liabilities and equity	$8,058	$7,233	$5,901	$412	$775	$852	$352	$787	$237	$1,654	$26,261

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

	December 31, 2012
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$14	$467	$896	$14	$207	$243	$31	$87	$67	$1,045	$3,071
Cash held at consolidated affiliated partnerships and restricted cash	1,386	—	—	4	3	15	1	2	6	2	1,419
Investments	5,084	240	—	—	57	35	—	—	14	61	5,491
Accounts receivable, net	—	1,375	211	102	37	13	62	5	36	—	1,841
Inventories, net	—	1,074	528	122	110	—	61	—	60	—	1,955
Property, plant and equipment, net	—	1,971	2,648	142	426	431	154	665	83	3	6,523
Goodwill and intangible assets, net	—	1,782	1,327	11	7	68	12	78	3	—	3,288
Other assets	109	373	133	22	15	47	34	15	22	198	968
Total assets	$6,593	$7,282	$5,743	$417	$862	$852	$355	$852	$291	$1,309	$24,556
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$152	$1,859	$1,535	$73	$156	$134	$74	$18	$35	$178	$4,214
Securities sold, not yet purchased, at fair value	533	—	—	—	—	—	—	—	—	—	533
Due to brokers	—	—	—	—	—	—	—	—	—	—	—
Post-employment benefit liability	—	1,409	—	3	10	—	66	—	—	—	1,488
Debt	—	2,805	926	3	275	171	215	71	—	4,082	8,548
Total liabilities	685	6,073	2,461	79	441	305	355	89	35	4,260	14,783

Equity attributable to Icahn Enterprises	2,387	860	2,383	338	257	379	(3)	763	256	(2,951)	4,669
Equity attributable to non-controlling interests	3,521	349	899	—	164	168	3	—	—	—	5,104
Total equity	5,908	1,209	3,282	338	421	547	—	763	256	(2,951)	9,773
Total liabilities and equity	$6,593	$7,282	$5,743	$417	$862	$852	$355	$852	$291	$1,309	$24,556

Icahn Enterprises Holdings
Due to the structure of our business, the consolidated results of operations for Icahn Enterprises and Icahn Enterprises Holdings are substantially the same. Differences primarily relate to debt, deferred financing costs and amortization of debt discounts and premiums, which are only reflected in the results of operations for the Holding Company. See Note 10, "Debt," for additional information. Segment information for Icahn Enterprises Holdings is presented below for significant financial statement line items affected by these differences.

	Three Months Ended March 31,						March 31,	December 31,
	2013			2012			2013	2012
	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Total Assets	Total Assets
	(in millions)						(in millions)
Investment	$—	$575	$233	$2	$66	$31	$8,058	$6,593
Automotive	31	(34)	(29)	36	33	23	7,233	7,282
Energy	15	222	151	—	—	—	5,901	5,743
Metals	—	(6)	(6)	—	(2)	(2)	412	417
Railcar	3	9	1	5	12	7	775	862
Gaming	4	4	3	2	10	8	852	852
Food Packaging	5	3	2	5	1	1	352	355
Real Estate	1	5	5	1	5	5	787	852
Home Fashion	—	(3)	(3)	—	(9)	(9)	237	291
Holding Company	75	(80)	(80)	66	(15)	(15)	1,668	1,323
Consolidated	$134	$695	$277	$117	$101	$49	$26,275	$24,570

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

Amounts related to the amortization of debt discounts and premiums included in interest expense for the consolidated results of Icahn Enterprises Holdings were $9 million and $8 million for the three months ended March 31, 2013 and 2012, respectively.

14.	Income Taxes.
For the three months ended March 31, 2013, both Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $120 million on pre-tax income of $815 million compared to an income tax benefit of $30 million on pre-tax income of $71 million for the three months ended March 31, 2012. Our effective income tax rate was 14.7% and (42.3)% for the three months ended March 31, 2013 and 2012, respectively.
For the three months ended March 31, 2013, the difference between the effective tax rate and statutory federal rate of 35% is principally due to partnership income not subject to taxation, as such taxes are the responsibility of the partners.  For the three months ended March 31, 2012, the difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in valuation allowances and partnership income not subject to taxation, as such taxes are the responsibility of the partners.

15.	Changes in Accumulated Other Comprehensive Loss.
Changes in accumulated other comprehensive loss consists of the following:

	Post-Employment Benefits, Net of Tax	Hedge Instruments, Net of Tax	Translation Adjustments and Other, Net of Tax	Total
	(in millions)
Balance at December 31, 2012	$(639)	$(34)	$(309)	$(982)
Other comprehensive income (loss) before reclassifications, net of tax	1	(1)	(40)	(40)
Reclassifications from accumulated other comprehensive loss to earnings(1)	12	7	(1)	18
Other comprehensive income (loss), net of tax	13	6	(41)	(22)
Balance at March 31, 2013	$(626)	$(28)	$(350)	$(1,004)

(1) Refer to Note 11, "Pension, Other Post-employment Benefits and Employee Benefit Plans," and Note 6, "Financial Instruments," for additional information with respect to reclassifications from accumulated other comprehensive loss to earnings relating to post-employment benefits, net of tax and hedge instruments, net of tax, respectively. Such items do not represent reclassifications in their entirety.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

16.	Other (Loss) Income, Net.
Other (loss) income, net consists of the following:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Loss on sale of discontinued operations	$(47)	$—
Gain (loss) on extinguishment of debt	5	(2)
Realized and unrealized loss on derivatives, net	(20)	—
Dividend expense related to securities sold, not yet purchased	—	(2)
Gain on disposition of assets	—	3
Equity earnings from non-consolidated affiliates	8	11
Foreign currency translation gain (loss)	2	(2)
Other	6	2
	$(46)	$10

During the first quarter of 2013, our Automotive segment recorded a loss on discontinued operations of $47 million related to the disposal of a certain business. Because the financial results from the disposal of this business was not material to our consolidated financial statements, we did not reflect the disposition of this business as discontinued operations in either the current period or on a retrospective basis.

17.	Commitments and Contingencies.
Investment
Dynegy Inc.
 On March 28, 2012 an action was filed in the U.S. District Court, Southern District of New York, entitled Silsby v. Icahn et. al.  Defendants include Carl C. Icahn and two officers of Dynegy Inc ("Dynegy") and certain of its directors. As initially filed, the action purports to be brought as a class action on behalf of Dynegy shareholders who acquired their shares between September 2011 and March 2012.  The Complaint alleges violations of the federal securities laws by defendants' allegedly making false and misleading statements in securities filings that artificially inflated the price of Dynegy stock. The individual defendants are alleged to have been controlling persons of Dynegy. Plaintiff is seeking damages in an unspecified amount. Subsequent to the filing of this action, Dynegy filed for bankruptcy, and a U.S. bankruptcy court has approved a Plan of Reorganization. Plaintiff is proceeding with the action and has filed an amended complaint which purports to be a class action on behalf of Dynegy shareholders who acquired their securities between July 10, 2011 and March 9, 2012.  However, we believe that we have meritorious defenses to the claims and intend to file a motion to dismiss. At present, the case is being held in temporary abeyance pending a decision by the federal court as to the scope of plaintiff's right to proceed with this action.
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
March 31, 2013 (Unaudited)

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
Total environmental liabilities, determined on an undiscounted basis, were $14 million and $15 million at March 31, 2013 and December 31, 2012, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.
Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At March 31, 2013, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $42 million.
Asset Retirement Obligations
Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $29 million at each of March 31, 2013 and December 31, 2012, respectively, for ARO's, primarily related to anticipated costs of removing hazardous building materials at its facilities, and has considered impairment issues that may result from capitalization of these ARO amounts.
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
Energy
Unconditional Purchase Obligations
CVR leases various equipment, including rail cars, and real properties under long-term operating leases expiring at various dates. For the three months ended March 31, 2013, lease expense approximated $2 million. The lease agreements have various remaining terms. Some agreements are renewable, at CVR's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. Additionally, in the normal course of business, CVR has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services.
Crude Oil Supply Agreement
On August 31, 2012, Coffeyville Resources Refining & Marketing, LLC ("CRRM") and Vitol Inc. (“Vitol”), entered into an Amended and Restated Crude Oil Supply Agreement (“Vitol Agreement”). The Vitol Agreement amends and restates the Crude Oil Supply Agreement between CRRM and Vitol dated March 30, 2011, as amended (“Previous Supply Agreement”). Under the Vitol Agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps to reduce CVR Refining's inventory position and mitigate crude oil pricing risk.
The Vitol Agreement has an initial term commencing on August 31, 2012 and extending through December 31, 2014 ("Initial Term"). Following the Initial Term, the Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of the Initial Term or any Renewal Term. Notwithstanding the foregoing, CRRM has an option to terminate the Vitol Agreement effective December 31, 2013 by providing written notice of termination to Vitol on or before May 1, 2013.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

Litigation
From time to time, CVR is involved in various lawsuits arising in the normal course of business, including matters such as those described below under, "Environmental, Health and Safety Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. It is possible that CVR's management estimates of the outcomes will change due to uncertainties inherent in litigation and settlement negotiations. In the opinion of CVR management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the consolidated financial statements. There can be no assurance that CVR management's beliefs or opinions with respect to liability for potential litigation matters are accurate.
In May 2010, separate groups of plaintiffs ("Anstine and Arrow cases") filed two lawsuits against CRRM and other defendants in state court in Oklahoma and Kansas. Both lawsuits were removed to federal court and were then transferred to the Bankruptcy Court for the United States District Court for the District of Delaware. The Anstine and Arrow cases allege the respective plaintiffs sold crude oil to a group of companies, which generally are known as SemCrude or SemGroup (collectively, “Sem”), which later declared bankruptcy and that Sem has not paid such plaintiffs for all of the crude oil purchased from Sem. Both lawsuits seek the same remedy, the imposition of a trust, an accounting and the return of crude oil or the proceeds therefrom. In February 2013, CRRM agreed to a settlement in the Anstine and Arrow cases. The settlement did not have a material adverse effect on the consolidated financial statements.
On June 21, 2012, Goldman, Sachs & Co. (“GS”) filed suit against CVR in state court in New York, alleging that CVR failed to pay GS approximately $18.5 million in fees allegedly due to GS by CVR pursuant to an engagement letter dated March 21, 2012, which according to the allegations set forth in the complaint, provided that GS was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's common stock made by Carl C. Icahn and certain of his affiliates. CVR believes it has meritorious defenses and intends to vigorously defend against the suit. This amount has been fully accrued as of March 31, 2013 and December 31, 2012.
On August 10, 2012, Deutsche Bank (“DB”) filed suit against CVR in state court in New York, alleging that CVR failed to pay DB $18.5 million in fees allegedly due to DB by CVR pursuant to an engagement letter dated March 23, 2012, which according to the allegations set forth in the complaint, provided that DB was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's stock made by Carl C. Icahn and certain of his affiliates. CVR believes it has meritorious defenses and intends to vigorously defend against the suit. This amount has been fully accrued as of March 31, 2013 and December 31, 2012.
On December 17, 2012, Gary Community Investment Company, f/k/a The Gary-Williams Company and GWEC Holding Company, Inc. (referred to herein collectively as “Gary-Williams”) filed a lawsuit in the Supreme Court of New York, New York County (Gary Community Investment Co. v. CVR Energy, Inc., No. 654401/12) against CVR and CRLLC (referred to collectively for purposes of this paragraph as “CVR”). The action arises out of claims relating to CVR's purchase of the Wynnewood, Oklahoma refinery pursuant to the Purchase and Sale Agreement entered into by the parties on November 2, 2011 (“Purchase Agreement”). Specifically, CVR provided notice to Gary-Williams that it sought indemnification for various breaches of the Purchase Agreement and subsequently made a claim notice for payment of the entire escrow property pursuant to the Escrow Agreement by and among Gary-Williams, CRLLC, and the escrow agent, dated as of December 15, 2011. Gary-Williams, in its lawsuit, alleges that CVR breached the Purchase Agreement and the Escrow Agreement, and is seeking a declaratory judgment that CVR's claims are without any legal basis, damages in an unspecified amount, and release of the full amount of the escrow property to Gary-Williams.
CRNF received a ten-year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reclassified and reassessed CRNF's nitrogen fertilizer plant for property tax purposes. The reclassification and reassessment resulted in an increase in CRNF's annual property tax expense by an average of $11 million per year for each of the years ended December 31, 2008 and 2009, $12 million for the year ended December 31, 2010 and $11 million for each of the years ended December 31, 2011 and 2012. CRNF protested the classification and resulting valuation for each of those years to the Kansas Court of Tax Appeals ("COTA"), followed by an appeal to the Kansas Court of Appeals. However, CRNF fully accrued and paid the property taxes the county claimed were owed for the years ended December 31, 2011, 2010, 2009 and 2008 and has estimated and accrued for property tax for the year ended December 31, 2012. The first payment in respect to CRNF's 2012 property taxes was made in December 2012 and the second payment will be made in May 2013.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

On February 25, 2013, Montgomery County and CRNF agreed to a settlement for tax years 2009 through 2012, which will lower CRNF's property taxes by about $11 million per year for tax years 2013 through 2016 based on current mill levy rates. In addition, the settlement provides that Montgomery County will support CRNF's application before COTA for a ten year tax exemption for the UAN expansion. Finally, the settlement provides that CRNF will continue its appeal of the 2008 reclassification and reassessment.
Flood, Crude Oil Discharge and Insurance
Crude oil was discharged from CVR's Coffeyville refinery on July 1, 2007, due to the short amount of time available to shut down and secure the refinery in preparation for the flood that occurred on June 30, 2007. In connection with the discharge, CVR received in May 2008 notices of claims from 16 private claimants under the Oil Pollution Act ("OPA") in an aggregate amount of approximately $4 million (plus punitive damages). In August 2008, those claimants filed suit against CVR in the United States District Court for the District of Kansas in Wichita (the "Angleton Case"). In October 2009 and June 2010, companion cases to the Angleton Case were filed in the United States District Court for the District of Kansas in Wichita, seeking a total of approximately $3 million (plus punitive damages) for three additional plaintiffs as a result of the July 1, 2007 crude oil discharge. CVR has settled all of the claims with the plaintiffs from the Angleton Case and has settled all of the claims except for one of the plaintiffs from the companion cases. The settlements did not have a material adverse effect on the consolidated financial statements. CVR believes that the resolution of the remaining claim will not have a material adverse effect on our Energy segment's financial results.
On October 25, 2010, CVR received a letter from the United States Coast Guard on behalf of the EPA seeking $2 million in oversight cost reimbursement. CVR responded by asserting defenses to the Coast Guard's claim for oversight costs. On September 23, 2011, the United States Department of Justice ("DOJ"), acting on behalf of the U.S. Environmental Protection Agency ("EPA") and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas seeking recovery from CRRM related to alleged non-compliance with the Clean Air Act's Risk Management Program (“RMP”), the Clean Water Act (“CWA”) and the OPA. CRRM has reached an agreement with the DOJ resolving its claims under CWA and OPA. The agreement is memorialized in a Consent Decree that was filed and approved with the Court on February 12, 2013 and March 25, 2013, respectively (“2013 Consent Decree”). On April 19, 2013, CRRM paid a civil penalty plus accrued interest in the amount of $0.6 million for CWA violations and reimbursed the Coast Guard for oversight costs under OPA in the amount of $1.7 million. The 2013 Consent Decree also requires CRRM to make small capital upgrades to the Coffeyville refinery crude oil tank farm, develop flood procedures and provide employee training. The parties also are negotiating an agreement to settle DOJ's RMP claims. Any liability to DOJ related to the RMP claims is not expected to be material.
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
Environmental, Health and Safety Matters
The petroleum and nitrogen fertilizer businesses are subject to various stringent federal, state, and local Environmental, Health and Safety ("EHS") rules and regulations. Liabilities related to EHS matters are recognized when the related costs are probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, site-specific costs, and currently enacted laws and regulations. In reporting EHS liabilities, no offset is made for potential recoveries.
CRRM, CRNF, Coffeyville Resources Crude Transportation ("CRCT"), Wynnewood Refining Company, LLC ("WRC") and Coffeyville Resources Terminal, LLC ("CRT") own and/or operate manufacturing and ancillary operations at various locations directly related to petroleum refining and distribution and nitrogen fertilizer manufacturing. Therefore, CRRM,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

CRNF, CRCT, WRC and CRT have exposure to potential EHS liabilities related to past and present EHS conditions at these locations. Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act (“RCRA”), and related state laws, certain persons may be liable for the release or threatened release of hazardous substances. These persons include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, and under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. Similarly, the OPA generally subjects owners and operators of facilities to strict, joint and several liability for all containment and clean-up costs, natural resource damages, and potential governmental oversight costs arising from oil spills into the waters of the United States.
CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and the now-closed Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under RCRA to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-0020 and Docket No. VII-95-H-011, respectively). As of both March 31, 2013 and December 31, 2012, environmental accruals of $2 million were reflected in the consolidated balance sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders. Accruals were determined based on an estimate of payment costs through 2031, for which the scope of remediation was arranged with the EPA, and were discounted at the appropriate risk free rates at March 31, 2013 and December 31, 2012. The accruals include estimated closure and post-closure costs of $1 million for two landfills as of both March 31, 2013 and December 31, 2012.
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
In 2007, the EPA promulgated the Mobile Source Air Toxic II (“MSAT II”) rule that requires the reduction of benzene in gasoline by 2011. CRRM and WRC are considered to be small refiners under the MSAT II rule and compliance with the rule is extended until 2015 for small refiners. As a result of our purchase of a controlling interest in CVR on May 4, 2012, CVR's MSATII projects have been accelerated by three months due to the loss of small refiner status. Capital expenditures to comply with the rule are expected to be approximately $59 million for CRRM and approximately $94 million for WRC.
The petroleum business is subject to the Renewable Fuel Standard ("RFS") which requires refiners to blend "renewable fuels" in with their transportation fuels or purchase renewable energy credits, known as renewable identification numbers ("RINs"), in lieu of blending. The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. In 2013, about 9.6% of all transportation fuel is required to be "renewable fuel". Beginning in 2011, the Coffeyville refinery was required to blend renewable fuels into its gasoline and diesel fuel or purchase RINs in lieu of blending, and in 2013, the Wynnewood refinery was required to comply. From time to time, the petroleum business may purchase RINs on the open market or waiver credits for cellulosic biofuels from the EPA in order to comply with RFS. While the petroleum business cannot predict the future prices of RINs or waiver credits, the cost of purchasing RINs has been extremely volatile and has significantly increased over the last year. If the petroleum business is unable to pass the costs of compliance with RFS on to its customers, if sufficient RINs are unavailable for purchase at times when the petroleum business seeks to purchase RINs, if the petroleum business has to pay a significant higher price for RINs or if the petroleum business is subject to penalties as a result of delays in its ability to timely deliver RINs to the EPA, its business, financial condition and results of operations could be materially adversely affected.
In 2013, the EPA proposed "Tier 3" gasoline sulfur standards. Based on the proposed standards, CRRM anticipates it will incur less than $20 million of capital expenditures to install controls in order to meet the anticipated new standards. The project

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

is expected to be completed during the Coffeyville refinery's next scheduled turnaround in 2016. It is not anticipated that the Wynnewood refinery would require additional controls or capital expenditures to meet the anticipated new standard.
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
In March 2012, CRRM entered into a "Second Consent Decree" with the EPA, which replaces the 2004 Consent Decree, as amended (other than certain financial assurance provisions associated with corrective action at the refinery and terminal under RCRA). The Second Consent Decree gives CRRM more time to install the FCCU controls from the 2004 Consent Decree and expands the scope of the settlement so that it is now considered a "global settlement" under the EPA's "National Petroleum Refining Initiative." Under the National Petroleum Refining Initiative, the EPA identified industry-wide noncompliance with four "marquee" issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The National Petroleum Refining Initiative has resulted in most U.S. refineries (representing more than 90% of the US refining capacity) entering into consent decrees imposing civil penalties and requiring the installation of pollution control equipment and enhanced operating procedures. Under the Second Consent Decree, CVR was required to pay a civil penalty of less than $1 million and complete the installation of FCCU controls required under the 2004 Consent Decree, add controls to certain heaters and boilers and enhance certain work practices relating to wastewater and fugitive emissions. The remaining costs of complying with the Second Consent Decree are expected to be approximately $41 million, of which approximately $39 million is expected to consist of capital expenditures for air pollution control equipment. CRRM also agreed to complete a voluntary environmental project that will reduce air emissions and conserve water at an estimated cost of $1 million. Additional incremental capital expenditures associated with the Second Consent Decree will not be material and will be limited primarily to the retrofit and replacement of heaters and boilers over a five to seven year time-frame. The Second Consent Decree was entered by the U.S. District Court for the District of Kansas on April 19, 2012.
WRC's refinery has not entered into a global settlement with the EPA and the Oklahoma Department of Environmental Quality ("ODEQ") under the National Petroleum Refining Initiative, although it had discussions with the EPA and the ODEQ about doing so. Instead, WRC entered into a Consent Order with the ODEQ in August 2011 ("Wynnewood Consent Order"). The Wynnewood Consent Order addresses some, but not all, of the traditional marquee issues under the National Petroleum Refining Initiative and addresses certain historic Clean Air Act compliance issues that are generally beyond the scope of a traditional global settlement. Under the Wynnewood Consent Order, WRC paid a civil penalty of $950,000 and agreed to install certain controls, enhance certain compliance programs, and undertake additional testing and auditing. A substantial portion of the costs of complying with the Wynnewood Consent Order were expended during the last turnaround. The remaining costs are expected to be $2 million. In consideration for entering into the Wynnewood Consent Order, WRC received a release from liability from ODEQ for matters described in the ODEQ order.
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
WRC has entered into a series of Clean Water Act consent orders with ODEQ. The latest Consent Order ("CWA Consent Order"), which supersedes other consent orders, became effective in September 2011. The CWA Consent Order addresses alleged noncompliance by WRC with its Oklahoma Pollutant Discharge Elimination System permit limits. The CWA Consent Order requires WRC to take corrective action steps, including undertaking studies to determine whether the Wynnewood refinery's wastewater treatment plant capacity is sufficient. The Wynnewood refinery may need to install additional controls or make operational changes to satisfy the requirements of the CWA Consent Order. The cost of additional controls, if any, cannot be predicted at this time. However, based on CVR's experience with wastewater treatment and controls, CVR does not anticipate that the costs of any required additional controls or operational changes would be material.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended March 31, 2013, capital expenditures were $22 million and were incurred to improve the environmental compliance and efficiency of the operations.
CRRM, CRNF, CRCT, WRC and CRT each believes it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on CVR's business, financial condition, or results of operations.
On September 28, 2012, the Wynnewood refinery experienced an explosion in a boiler unit during startup after a short outage as part of the turnaround process. Two employees were fatally injured. Damage at the refinery was limited to the boiler. Additionally, there was no environmental impact. The refinery was in the final stages of shutdown for turnaround maintenance at the time of the incident. The petroleum business completed an internal investigation of the incident and continues to cooperate with OSHA and Oklahoma Department of Labor ("ODL") investigations. OSHA also conducted a general inspection of the facility during the boiler incident investigation. In March 2013, OSHA completed its investigation and communicated its citations to WRC. OSHA also placed WRC in its Severe Violators Enforcement Program (“SVEP”). WRC has filed its notice of contest against the citations, and will vigorously defend against the citations and OSHA's placement of WRC in the SVEP. WRC is in the process of reviewing the citations and no settlement has been reached. Any penalties associated with OSHA's citations are not expected to have a material adverse effect on the condensed consolidated financial statements.
Metals
Environmental Matters
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $29 million for both March 31, 2013 and December 31, 2012. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.
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
PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  PSC Metals has negotiated a settlement with the EPA that resolves PSC Metals and its predecessors' liability associated with the Port Refinery superfund site in the Village of Rye Brook, NY. PSC Metals made a one-time payment of $225,000 to resolve the matter. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of March 31, 2013 and December 31, 2012. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
In November and December of 2011, PSC Metals received three notices of violation from the Missouri Department of Natural Resources ("MDNR") for hazardous waste and water violations related to its Festus, Missouri location. PSC Metals has responded to the notices of violation and is cooperating with MDNR. PSC Metals is in the process of negotiating a settlement with MDNR that will resolve the three notices of violation referenced above.  PSC Metals cannot estimate the cost of any settlement with MDNR at this time.  PSC Metals believes that it has a claim for indemnification against the prior owner of the facility associated with the above-referenced notices of violation.
MDNR has undertaken sampling for lead at residences near PSC Metals' Festus yard.  MDNR has indicated to PSC Metals that this sampling was initiated in response to citizen complaints regarding its Festus yard. MDNR has received the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

results of this sampling.  PSC Metals has been provided with the MDNR sampling results and is undertaking a technical review with its environmental experts.  PSC Metals has been informed by MDNR that of the approximately 50 residences that were sampled and tested, 15 tested above residential standards for lead contamination and may require some amount of limited soil remediation. Neither MDNR nor PSC Metals has undertaken a lead isotope or similar analysis that would tie the lead contamination that was discovered to a specific location or source.  MDNR has requested that PSC Metals sample 19 additional residential properties to assess whether those sites are above residential standards for lead contamination. PSC Metals and MDNR are discussing the scope and extent of any future sampling and the potential for limited soil remediation. At this time, PSC Metals believes that it has adequately reserved for the cost of remediation associated with its Festus yard and the residential areas near the yard, should such remediation be required. However, as negotiations with MDNR are on-going and additional sampling could be required, PSC Metals cannot assess its liability with certainty at this time. To the extent that MDNR does seek to hold PSC Metals liable for off-site contamination, PSC Metals believes that such liability was retained by the prior owner of the Festus yard and it would have a claim for indemnification against the prior owner.
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
Railcar
Environmental Matters
ARI is subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI's actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI's operations that involve hazardous materials also raise potential risks of liability under common law. Management believes that there are no current environmental issues identified that would have a material adverse effect on ARI. Certain real property ARI acquired from ACF Industries LLC ("ACF") in 1994 has been involved in investigation and remediation activities to address contamination. Substantially all of the issues identified relate to the use of these properties prior to their transfer to ARI by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. As of March 31, 2013, ARI does not believe it will incur material costs in connection with any investigation or remediation activities relating to these properties, but it cannot assure that this will be the case. If ACF fails to honor its obligations to ARI, ARI could be responsible for the cost of such remediation. ARI believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its operations or financial condition.
Other Matters
On September 2, 2009, a complaint was filed by George Tedder ("Plaintiff") against ARI in the U.S. District Court, Eastern District of Arkansas. The Plaintiff alleged that ARI was liable for an injury that resulted during the Plaintiff's break on April 24, 2008. At trial on April 9, 2012, the jury ruled in favor of the Plaintiff, which was subsequently appealed. As a result of the appeal, the judge reduced the amount awarded to the plaintiff, which was fully accrued as of March 31, 2013 and December 31, 2012. In the first quarter of 2013, ARI filed an appeal of the revised ruling.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

Gaming
Aztar v. Marsh
On August 12, 2010, Aztar filed a broker malpractice and breach of contract action in the Superior Court of New Jersey, Atlantic County, Law Division (the “Court”), against Marsh & McLennan Companies, Marsh, Inc., Marsh USA, Inc. and various fictitious Marsh entities (together, the "Marsh Defendants"). The claim seeks $100 million or more in compensatory damages against the Marsh Defendants, Aztar's risk management and insurance brokers at the time of a 2002 expansion of Tropicana AC by Aztar, including, but not limited to, lost profits, expenses arising from the interruption of operations, attorneys' fees, loss of the use of the insurance proceeds at issue, and litigation expenses resulting from the Marsh Defendants' failure to secure for Aztar business interruption and property damage coverage covering losses sustained by Aztar from the collapse of a parking garage that occurred at Tropicana AC on October 30, 2003.
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
Tropicana AC Tax Appeal Settlement
In January 2013 we settled outstanding real estate tax appeals involving our Tropicana AC property with the City of Atlantic City. The settlement involves the tax years 2008 through 2012 and also covers negotiated real estate assessments for 2013 and 2014. Under the terms of the settlement, Tropicana AC will receive approximately $50 million refund in the form of credits against future year real estate tax bills beginning in 2013 and ending in 2017. The credits are front-loaded in 2013 and 2014 so that after the credits are applied, Tropicana will pay approximately $2 million in taxes in 2013 and $3 million in taxes in 2014, with the remainder of the credits spread over the remaining three years, 2015 through 2017. Tropicana will recognize these credits as a reduction to operating expenses in the periods they are utilized.
Food Packaging
Tax Matter
During 2005, Viskase Brasil Embalagens Ltda. (“Viskase Brazil”) received three tax assessments by São Paulo tax authorities with respect to Viskase Brazil's alleged failure to pay value added and sales and services tax (“ICMS”) levied on the importation of raw materials, and sales of goods in and out of the State of São Paulo, and alleged improper credits taken, from 2000 through 2005. In late December 2012, São Paulo issued a decree announcing a special installment program (“PEP Program”) for eligible companies that wish to settle alleged ICMS liabilities arising prior to July 31, 2012. The PEP Program offers significant reductions in interest and penalties to companies that choose to participate. Viskase Brazil is currently reviewing the terms of the PEP Program. Viskase Brazil has vigorously defended against these assessments in administrative and/or judicial proceedings since receipt, and continues to do so.
Home Fashion
Environmental Matters
WPH is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes used in or resulting from its operations and potential remediation obligations. WPH's operations are also governed by U.S. federal, state, local and foreign laws, rules and regulations relating to employee safety and health which, among other things, establish exposure limitation for cotton dust, formaldehyde, asbestos and noise, and which regulate chemical, physical and ergonomic hazards in the workplace. WPH estimated its environmental accruals to be $1 million at both March 31, 2013 and December 31, 2012.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

Other Matters
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 90.5% of Icahn Enterprises' outstanding depositary units as of March 31, 2013. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF, is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of March 31, 2013 and December 31, 2012. If the plans were voluntarily terminated, they would be underfunded by approximately $127 million and $130 million as of March 31, 2013 and December 31, 2012, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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

18.	Subsequent Events.
Icahn Enterprises
Distribution
On April 29, 2013, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.00, which will be paid on or about July 5, 2013 to depositary unit holders of record at the close of business on May 13, 2013. Depositary unit holders will have until June 3, 2013 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 20 consecutive trading days ending July 1, 2013. No fractional depositary units will be issued pursuant to the dividend payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
Automotive
In April 2013, Federal-Mogul ceased operations at one of its U.S. manufacturing locations. The resulting reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in Federal-Mogul's

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)

U.S. Welfare Benefit Plan will trigger the recognition of an OPEB curtailment gain of approximately $19 million in the second quarter of 2013, which will be included in selling, general and administrative in the consolidated financial statements.
Investment
Subsequent to March 31, 2013, an affiliate of Mr. Icahn invested $45 million in the Investment Funds.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises L.P.

We have reviewed the accompanying consolidated balance sheet of Icahn Enterprises L.P. and Subsidiaries (the “Partnership”) (a Delaware limited partnership) as of March 31, 2013, and the related consolidated statements of operations, cash flows and comprehensive income for the three month periods ended March 31, 2013 and 2012, and the consolidated statement of changes in equity for the three-month period ended March 31, 2013. These consolidated interim financial statements are the responsibility of the Partnership's management.
We were furnished with the report of other accountants on their reviews of the condensed consolidated interim financial statements of CVR Energy, Inc., a subsidiary, whose total assets as of March 31, 2013 were $3,772 million, and whose revenues for the three-month period ended March 31, 2013 constituted $2,352 million, of the related consolidated totals.
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
Based on our reviews and the report of other accountants, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Partnership as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2013 we expressed an unqualified opinion on those consolidated financial statements. Our report made reference to the report of other auditors as it relates to amounts included for CVR Energy, Inc. for the year ended December 31, 2012. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Grant Thornton LLP

New York, New York
May 3, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises Holdings L.P.

We have reviewed the accompanying consolidated balance sheet of Icahn Enterprises Holdings L.P. and Subsidiaries (the “Partnership”) (a Delaware limited partnership) as of March 31, 2013, and the related consolidated statements of operations, cash flows and comprehensive income for the three month periods ended March 31, 2013 and 2012, and the consolidated statement of changes in equity for the three-month period ended March 31, 2013. These consolidated interim financial statements are the responsibility of the Partnership's management.
We were furnished with the report of other accountants on their reviews of the condensed consolidated interim financial statements of CVR Energy, Inc., a subsidiary, whose total assets as of March 31, 2013 were $3,772 million, and whose revenues for the three-month period ended March 31, 2013 constituted $2,352 million, of the related consolidated totals.
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
Based on our reviews and the report of other accountants, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Partnership as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2013 we expressed an unqualified opinion on those consolidated financial statements. Our report made reference to the report of other auditors as it relates to amounts included for CVR Energy, Inc. for the year ended December 31, 2012. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Grant Thornton LLP

New York, New York
May 3, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
CVR Energy, Inc.:

We have reviewed the condensed consolidated balance sheet of CVR Energy, Inc. and subsidiaries (the Company) as of March 31, 2013, and the related condensed consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the three-month period then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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
May 2, 2013

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2013 ("Report").
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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of March 31, 2013. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 10, "Debt," to the consolidated financial statements, and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises as of March 31, 2013. In addition to the above, Mr. Icahn and his affiliates owned 97,764,251, or approximately 90.5%, of Icahn Enterprises' outstanding depositary units as of March 31, 2013.
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Automotive, Energy, Metals, Railcar, Gaming, Food Packaging, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings (unless otherwise noted), and investment activity and expenses associated with the Holding Company.
Equity Offering
On February 28, 2013, Icahn Enterprises entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies & Company, Inc. (the “Underwriter”), providing for the issuance and purchase of an aggregate of 3,174,604 depositary units representing limited partner interests in Icahn Enterprises at a price to the public of $63.00 per depositary unit (“Equity Offering”). The depositary units were delivered to the unitholders on March 6, 2013, resulting in proceeds of $194 million, after deducting underwriting discounts, commissions and other offering related fees and expenses. In connection with this offering, our general partner made an aggregate contribution of $4 million to Icahn Enterprises and Icahn Enterprises Holdings in order to maintain its 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings.
Other Matters
In April 2013, Federal-Mogul ceased operations at one of its U.S. manufacturing locations. The resulting reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in Federal-Mogul's U.S. Welfare Benefit Plan will trigger the recognition of an OPEB curtailment gain of $19 million in the second quarter of 2013.

Results of Operations
Consolidated Financial Results
The following table summarizes total revenues, net income (loss) and net income (loss) attributable to Icahn Enterprises and Icahn Enterprises Holdings for each of our reporting segments and the Holding Company for the three months ended March 31, 2013 and 2012.

	Revenues		Net Income (Loss)		Net Income (Loss) Attributable to Icahn Enterprises/ Icahn Enterprises Holdings
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012
	(in millions)
Investment	$603	$71	$575	$66	$233	$31
Automotive	1,680	1,774	(34)	33	(29)	23
Energy(1)	2,338	—	222	—	151	—
Metals	264	332	(6)	(2)	(6)	(2)
Railcar	138	182	9	12	1	7
Gaming	143	153	4	10	3	8
Food Packaging	88	83	3	1	2	1
Real Estate	21	21	5	5	5	5
Home Fashion	46	57	(3)	(9)	(3)	(9)
Holding Company	(2)	11	(80)	(15)	(80)	(15)
	$5,319	$2,684	$695	$101	$277	$49

(1)	We consolidated CVR effective May 4, 2012.

Overview
Our operating businesses are managed on a decentralized basis. Due to the structure of our business, we discuss the results of operations below by individual reporting segments. Refer to Note 2, “Operating Units,” to the consolidated financial statements for a description of each of our operating segments and Note 13, "Segment Reporting," for a reconciliation of each of our reporting segment's results of operations to our consolidated results.

Investment
Icahn Onshore LP and Icahn Offshore LP (together, the "General Partners") act as general partner of Icahn Partners LP ("Icahn Partners") and the Master Funds (as defined herein). The General Partners provide investment advisory and certain administrative and back office services to the Investment Funds (as defined below) but do not provide such services to any other entities, individuals or accounts. The “Master Funds” consist of (i) Icahn Partners Master Fund LP, (ii) Icahn Partners Master Fund II LP and (iii) Icahn Partners Master Fund III LP. Icahn Partners and the Master Funds are collectively referred to herein as the “Investment Funds.” Interests in the Investment Funds are not offered to outside investors.
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. As of March 31, 2013 and December 31, 2012, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates was approximately $3.9 billion and $3.5 billion, respectively.
Our Interests in the Investment Funds
As of March 31, 2013 and December 31, 2012, we had investments with a fair market value of approximately $2.6 billion and $2.4 billion, respectively, in the Investment Funds.
Our share of the Investment Funds' net profit through our interests in the Investment Funds was $233 million and $31 million for the three months ended March 31, 2013 and 2012, respectively.

Returns
The following table sets forth performance information for the Investment Funds for the comparative periods presented. These returns represent a weighted-average composite of the average returns, net of expenses for the Investment Funds.

	Returns
	Three Months Ended March 31,
	2013	2012
Investment Funds	9.7%	1.0%
The Investment Funds' aggregate gross return was 9.7% for the three months ended March 31, 2013.  During the first quarter of 2013, the Investment Funds' performance was driven by gains in long equity positions, primarily in a few of the largest core holdings.  The Investment Funds' short equity exposure, including broad market hedges, was a negative contributor to performance as equity markets rallied in the first quarter of 2013.
The Investment Funds' aggregate gross return was 1.0% for the three months ended March 31, 2012. Gains were primarily due to the Investment Funds' long exposure to the equity markets that were primarily driven by certain core holdings offset in part by short positions.
Since inception in November 2004, the Investment Funds' gross return is 199%, representing an annualized rate of return of 14% through March 31, 2013.

Automotive

	Three Months Ended March 31,
	2013	2012
	(in millions)
Net sales	$1,713	$1,764
Cost of goods sold	1,465	1,487
Gross margin	$248	$277
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
Geographically, Federal-Mogul derived 38% of its net sales in the United States and 62% internationally during the three months ended March 31, 2013. Federal-Mogul has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and developing markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of Federal-Mogul's international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.
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
Net sales for the three months ended March 31, 2013 as compared to the comparable prior year period decreased by $51 million (3%). Sales volumes decreased by $52 million, of which $44 million occurred in PT Europe. The rest was attributable to the VCS business unit due to the cessation of selected non-strategic business contracts, and lower export sales to Venezuela as a result of the country's currency devaluation, partially offset by additional sales gained from a distribution agreement. The sales decrease also reflects some level of impact of the U.S. dollar strengthening, primarily against the euro, which reduced reported sales by $8 million. These decreases were partially offset by $8 million of increased sales directly related to acquisitions.
During the first quarter of 2013, sales were negatively impacted by reductions in European light vehicle production as well as reduced global commercial vehicle production. Although the U.S. passenger car market contracted slightly, this had only a minor impact on Federal-Mogul's sales given that the majority of its OEM sales are to customers outside the U.S. The European passenger car market is also continuing to see its demand shifting away from diesel towards gasoline vehicles.
Over 70% of Federal-Mogul's European OEM business serves the light vehicle diesel and heavy duty markets, and given the generally greater technical complexity of these applications, the margins for these parts are generally higher than those serving light vehicle gasoline market. Therefore, not only are Federal-Mogul's sales significantly impacted by the changes in European demand, but its profits are disproportionately affected by adverse impacts of reductions occurring in some of the most profitable applications within those regions.
Cost of goods sold for the three months ended March 31, 2013 as compared to the comparable prior year period decreased by $22 million (1%). The reduction in materials, labor and overheads as a direct result of the reduction in sales volume was $20 million, due to adverse changes in regional and product mix. Federal-Mogul noted materials and services sourcing savings of $12 million. The impact of the relative strength of the U.S. dollar, primarily against the euro, decreased cost of products sold by $3 million. These decreases were partially offset by $5 million of cost increases directly related to an acquisition's sales volume and increased depreciation of $3 million. Furthermore, costs of goods sold for the three months ended March 31, 2013 as compared to the comparable prior year period increased by $6 million due to unfavorable productivity which includes labor and benefits inflation and $1 million in increase in pension costs.
Gross margin for the three months ended March 31, 2013 as compared to the comparable prior year period decreased by $29 million (10%). Gross margin was 14% and 16% of net sales for the three months ended March 31, 2013 and 2012, respectively. The decrease in gross margin as a percent of sales mainly reflects the market driven drop in OEM volumes on the more profitable applications within the OE business. These elements are reflected as unfavorable sales volumes / mix impact of $32 million, increased depreciation of $3 million, and unfavorable productivity of $6 million which includes year-over-year labor and benefits inflation. The impact of the relative strength of the U.S. dollar, primarily against the euro, decreased gross margin by $5 million. These decreases were partially offset by a favorable impact on margin of $12 million from materials and services sourcing savings, $3 million of additional margin directly related to an acquisition.

Energy

	Three Months Ended March 31, 2013
	Petroleum	Fertilizer	Total
	(in millions, except for barrel metrics)
Net sales	$2,271	$81	$2,352
Cost of goods sold	1,925	42	1,967
Gross margin	$346	$39	$385

Total crude oil throughput (barrels per day)	194,816
Refining margin adjusted for FIFO impact per crude oil throughput barrel	$26.44

CVR's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. CVR's filings with the SEC are available on the SEC's website at www.sec.gov.
We acquired a controlling interest in CVR on May 4, 2012. CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”). CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces nitrogen fertilizers in the form of ammonia and urea ammonium nitrate ("UAN"). CVR owns the general partner and a majority of the common units representing limited partner interests in each of CVR Refining and CVR Partners.
On January 23, 2013, CVR Refining completed its initial public offering of its common units representing limited partner interests (“CVR Refining IPO”), resulting in gross proceeds of $600 million, before giving effect to underwriting discounts and other offering expenses. Included in these proceeds is $100 million paid by us for the purchase of common units of CVR Refining in connection with this offering. Additionally, on January 30, 2013, the underwriters closed their option to purchase additional common units of CVR Refining, resulting in gross proceeds of $90 million, before giving effect to underwriting discounts and other offering costs. Following the CVR Refining IPO, CVR indirectly owns approximately 81% of CVR Refining's outstanding common units and 100% of CVR Refining's general partner, which holds a non-economic general partner interest. In addition, as of March 31, 2013, as a result of purchasing common units of CVR Refining as discussed above, we owned approximately 2.7% of the total outstanding common stock of CVR Refining.
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
Refining margin is a non-GAAP measure that we believe is important to investors in evaluating the performance of our Energy segment's refineries as a general indication of the amount above our Energy segment's cost of product sold that it is able to sell refined products. Our Energy segment's calculation of refining margin may differ from similar calculations of other companies in its industry, thereby limiting its usefulness as a comparative measure. In order to derive the refining margin per crude oil throughput barrel, our Energy segment utilizes the total dollar figures for refining margin, as derived above, and divides that by the applicable number of crude oil throughput barrels for the period. We believe that refining margin and refining margin per crude oil throughput barrel is important to enable investors to better understand and evaluate our Energy segment's ongoing operating results and allow for greater transparency in the review of our overall financial, operational and economic performance.
In assessing the operating performance of the nitrogen fertilizer business, CVR calculates plant gate price to determine its operating margin. Plant gate price refers to the unit price of nitrogen fertilizer, in dollars per ton, offered on a delivered basis, excluding shipment costs.
Net sales for the petroleum business for the three months ended March 31, 2013 was approximately $2.3 billion. For the three months ended March 31, 2013, CVR's petroleum business sold 9.6 million and 7.8 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.82 and $3.11, respectively.
Net sales for the fertilizer business for the three months ended March 31, 2013 was $81 million, of which $19 million and $62 million were attributable to ammonia and UAN, respectively. For the three months ended March 31, 2013, CVR sold 27,572 and 194,141 tons of ammonia and UAN, respectively, with an average plant gate price of $679 and $323 per ton, respectively. The sales volume of UAN for the three months ended March 31, 2013 benefited from the UAN expansion coming online during the first quarter of 2013. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units continue to demonstrate their reliability with the units reporting 99.5%, 98.8% and 92.8%, respectively, on-stream for the three months ended March 31, 2013.
Cost of goods sold for the petroleum business for the three months ended March 31, 2013 was approximately $1.9 billion.  Cost of goods sold for the petroleum business includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation distribution costs, costs associated with the actual operations of CVR's refineries (such costs are collectively referred to as "direct operating expenses") such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance and labor and environmental compliance costs. In addition, cost of goods sold includes depreciation and amortization. The petroleum business' average cost per barrel of crude oil consumed for the three months ended March 31, 2013 was $89.34. Sales volume of refined fuels for the petroleum business for the three months ended March 31, 2013 was approximately 17.4 million barrels. The impact of FIFO accounting also impacted cost of product sold the three months ended March 31, 2013. Under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the three months ended March 31, 2013, the petroleum business had a favorable FIFO inventory impact of approximately $5 million.
Refining margin per barrel of crude oil throughput for the petroleum business was $26.71 for the three months ended March 31, 2013. Refining margin adjusted for FIFO impact for CVR's petroleum business was $26.44 per crude oil throughput barrel for the three months ended March 31, 2013. Gross margin per barrel for the petroleum business was $19.75 for the three months ended March 31, 2013. (For the three months ended March 31, 2013, $86 million of direct operating expenses and $36 million of depreciation and amortization are excluded in the calculation of the refining margin per barrel of crude oil throughput related to the petroleum business).
The fertilizer business' cost of goods sold for the three months ended March 31, 2013 was $42 million. Cost of goods sold for the fertilizer business is primarily comprised of pet coke expense, freight expense, distribution expense, direct operating expenses and depreciation and amortization.

Metals

	Three Months Ended March 31,
	2013	2012
	(in millions)
Net sales	$264	$332
Cost of goods sold	267	331
Gross margin	$(3)	$1
Summarized ferrous tons and non-ferrous pounds sold for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
	(in 000s)
Ferrous tons sold	376	455
Non-ferrous pounds sold	67,634	60,923
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the U.S. and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.
Net sales for the three months ended March 31, 2013 decreased by $68 million (20%) compared to the comparable prior year period. The decrease was primarily driven by lower ferrous shipment volumes and selling prices in the three months ended March 31, 2013 as compared to the comparable prior year period.
Ferrous shipments decreased by 79,000 gross tons (17%) and average pricing was $75 per gross ton (17%) lower during the three months ended March 31, 2013 compared to the comparable prior year period. The decrease in average pricing was largely driven by lower market prices for ferrous scrap. The domestic steel capacity utilization rate was 75.7% during the three months ended March 31, 2013, 3.6 percentage points lower than the rate during the comparable prior year period. Lower domestic demand and weak scrap exports in the period resulted in lower market prices in the three months ended March 31, 2013 as compared to the prior year. Lower demand was also the primary driver of the decrease in ferrous shipment volumes. Non-ferrous shipment volumes increased by 6,711,000 pounds (11%), primarily driven by increased shipments of aluminum ingots and electric motors. Average selling prices for non-ferrous decreased $0.08 per pound (8%) primarily due to lower market pricing and a shift to a higher proportion of lower priced aluminum and electric motor shipments.
Cost of goods sold for the three months ended March 31, 2013 decreased by $64 million (19%) compared to the comparable prior year period. The decrease was primarily due to lower ferrous shipment volumes, lower market prices for ferrous raw materials and lower processing costs. Gross margin as a percentage of net sales was a loss of 1% for the three months ended March 31, 2013 compared to income of less than 1% for the comparable prior year period. Intense competition for feedstock continues to negatively impact margin percentages. The increase of aluminum and electric motors in the non-ferrous shipment mix also contributed to the lower margin percentage.

Railcar

	Three Months Ended March 31,
	2013	2012
	(in millions)
Net Sales/Other Revenues From Operations:
Manufacturing	$228	$212
Railcar Leasing	10	1
Railcar Services	16	16
Eliminations	(118)	(48)
	$136	$181
Cost of Goods Sold/Other Expenses From Operations:
Manufacturing	$182	$176
Railcar Leasing	4	1
Railcar Services	13	13
Eliminations	(96)	(39)
	$103	$151
Manufacturing revenues above include intra-segment sales and related cost of goods sold of railcars by our Railcar segment to its railcar leasing business. Elimination amounts represent eliminations of intra-segment sales and related cost of goods sold to arrive at our external net sales and cost of goods sold for our Railcar segment.
American Railcar Industries, Inc's ("ARI's") Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. ARI's filings with the SEC are available on the SEC's website at www.sec.gov.
The North American railcar market has been, and we expect it to continue to be highly cyclical. Industry-wide demand for tank railcars continues to be strong while demand for most other railcar types remains weak. While industry-wide orders for tank railcars during the first quarter of 2013 were at their highest level in the past 8 years, we are being selective on which tank railcar orders to accept. In addition, consistent with industry expectations, we anticipate the plastic pellet demand for hopper railcars to strengthen late in 2013 for delivery into 2014 through 2016. We cannot assure you that the tank railcar market will continue to operate at historically strong levels, that demand for any other railcar types will improve, or that our railcar orders and shipments will track industry-wide trends.
Railcar shipments the three months ended March 31, 2013 were approximately 1,900 railcars, including approximately 1,030 railcars to leasing customers, as compared to 2,200 railcars for the comparable prior year period, including approximately 460 railcars to leasing customers.
As of March 31, 2013, our Railcar segment had a backlog of approximately 6,400 railcars, including approximately 3,610 railcars for lease customers. In response to changes in customer demand, our Railcar segment continues to adjust production rates at its railcar manufacturing facilities.
Total manufacturing revenues, before elimination of railcar sales to our Railcar segment's leasing business, for the three months ended March 31, 2013 increased by $16 million (8%) over the comparable prior year period. The increase was primarily due to a higher mix of tank railcars, which generally sell at higher prices due to more material and labor content, and improved general market conditions for tank railcars. This increase was partially offset by a decrease in volume of railcar shipments as well as lower revenues from certain material cost changes that we pass through to customers. The decrease in volume was primarily due to softer demand for hopper railcars, partially offset by improved demand for tank railcars. Manufacturing revenues for the three months ended March 31, 2013 include estimated revenues of $118 million relating to railcars built for our Railcar segment's leasing business, compared to $48 million for the comparable prior year period. The increase in railcars built for our Railcar segment's leasing business is primarily due to sales of railcars to AEP Leasing, which was formed in 2012 for the purpose of leasing railcars.
Gross margin from manufacturing operations, before eliminations relating to railcar sales to our Railcar segment's leasing business, for the three months ended March 31, 2013 was $46 million compared to $36 million for the comparable prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues was 20% for the three months ended March 31, 2013 compared to 17% for the comparable prior year period. The increase in gross margin percentage over the respective period was primarily due to a shift in the sales mix to a higher concentration of tank railcars, which have seen improved market conditions.
Railcar leasing revenues increased for the three months ended March 31, 2013 as compared to the corresponding prior year period due to an increase in number of railcars leased to customers as the lease fleet grew from approximately 950 railcars at March 31, 2012 to approximately 4,100 railcars at March 31, 2013.

Other Segments
Gaming
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
Casino revenues are one of Tropicana's main performance indicators and account for a significant portion of its net revenues. The decrease in casino revenues for the three months ended March 31, 2013 as compared to the comparable prior year period was primarily due to a 14.2% decrease in consolidated gaming volumes, primarily due to lower gaming volumes at Tropicana AC and Baton Rouge. Tropicana's consolidated gaming hold percentage was 9.9% and 9.4% for the for the three months ended March 31, 2013 and 2012, respectively. The improvement in the consolidated hold percentage was primarily due to an increase in table hold percentage for Tropicana AC over the respective period.
Net revenues from Tropicana AC comprise approximately 39% our Gaming segment's net revenues for each of the three months ended March 31, 2013 and 2012. Based on market data, the Atlantic City market experienced year over year declines in casino win of 12.1% in the three months ended March 31, 2013. Tropicana AC's casino win percentage decreased less than the Atlantic City market as a whole for the three months ended March 31, 2013 as compared to the corresponding prior year period, despite the presence of an additional competitor in the Atlantic City casino market starting in May 2012 as well as increased regional market competition. Tropicana AC's gaming results were negatively impacted by lower table games and slot volumes primarily due to the increased competition coupled with the lingering effects of Super Storm Sandy which occurred in late October 2012. Although Tropicana AC did not suffer any significant damage, the severity of the property damage to a large portion of the Atlantic City feeder markets resulted in long term business interruption and its customer visitation has yet to return to normalized levels.
Revenues from rooms decreased for the three months ended March 31, 2013 as compared to the corresponding prior year period. The average daily room rate and occupancy across all of Tropicana's gaming properties were $65 and 55%, respectively, for the three months ended March 31, 2013 as compared to $66 and 61%, respectively, for the three months ended March 31, 2012.
Food Packaging
Viskase Companies, Inc. ("Viskase") currently operates eight manufacturing facilities and ten distribution centers throughout North America, Europe, South America and Asia and derives approximately 73% of total net sales from customers located outside the United States.
Net sales for the three months ended March 31, 2013 increased by $5 million (6%) compared to the comparable prior year period. The increase was due to an increase of $5 million attributable to volume and $1 million attributable to price and product mix, offset in part by $1 million attributable to foreign currency translation.
Cost of goods sold for the three months ended March 31, 2013 increased $4 million as compared to the comparable prior year period. The increase was due to growth in unit volume, slightly higher raw material costs and energy prices, partially offset by exchange rates and improved manufacturing efficiencies. Gross margin as a percent of net sales was 24% for each of the three months ended March 31, 2013 and 2012
Real Estate
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

Revenues from our real estate operations for each of the quarters ended March 31, 2013 and 2012 were substantially derived from our resort and rental operations. Revenues from sales of residential units in our real estate development operations represent less than 5% of total Real Estate revenues for each of three months ended March 31, 2013 and 2012.
Home Fashion
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
Net sales for the three months ended March 31, 2013 decreased by $10 million (18%) compared to the comparable prior year period. The decrease was primarily due to a decrease in sales volume resulting from the effects of exiting certain unprofitable programs and customers. Cost of goods sold for the three months ended March 31, 2013 decreased by $13 million (24%) compared to the comparable prior year period. The decrease was primarily due to lower sales volume and lower commodity costs. Gross margin for the three months ended March 31, 2013 increased by $3 million (150%) compared to the comparable prior year period. Gross margin as a percentage of net sales was 11% for the three months ended March 31, 2013 as compared to 4% for the comparable prior year period. The improvement was primarily due to the effects of exiting certain unprofitable programs and customers and lower commodity costs.

Other Consolidated Results of Operations
Selling, General and Administrative
Our consolidated selling, general and administrative ("SG&A") for the three months ended March 31, 2013 increased by $60 million (19%) as compared to the comparable prior year period. The increase was primarily due to the inclusion of $34 million of SG&A expenses related to CVR for the three months ended March 31, 2013 for which there are no comparable results in the comparable prior year period as we consolidated CVR effective May 4, 2012. In addition, SG&A increased by $25 million for our Investment segment for the three months ended March 31, 2013 as compared to the corresponding prior year period due to an increase in compensation expense as a result of certain fund performance during the three months ended March 31, 2013.
Restructuring
Our consolidated restructuring costs were $8 million and $7 million for the three months ended March 31, 2013 and 2012, respectively, which were primarily attributable to Federal-Mogul in each of the respective periods. During the three months ended March 31, 2013 and 2012, Federal-Mogul recorded $8 million and $6 million in restructuring charges, respectively. In February 2013, Federal-Mogul's Board of Directors approved the evaluation of restructuring opportunities in order to improve operating performance. Federal-Mogul obtained its Board of Director's approval to commence a restructuring plan ("Restructuring 2013"). Restructuring 2013 is intended to take place between 2013 and 2015 with an expected total cost of $82 million, of which $65 million and $17 million pertains to employee costs and facility costs, respectively. In connection with Restructuring 2013, Federal-Mogul recorded $7 million in restructuring charges for the three months ended March 31, 2013, all of which pertain to employee costs. The restructuring charges for the three months ended March 31, 2012 were primarily related to other restructuring charges resulting from certain headcount reduction actions associated with the aftermarket. In addition, restructuring charges for the three months ended March 31, 2013 included $1 million related to a restructuring plan announced in June 2012 ("Restructuring 2012") headcount reduction actions associated with the aftermarket and corporate unit. In June 2012, Federal-Mogul announced Restructuring 2012 to reduce or eliminate capacity at several high-cost VCS facilities and transfer production to lower-cost locations. Restructuring 2012 is expected to be completed by the year ending December 31, 2014.
Interest Expense
Interest expense for both Icahn Enterprises and Icahn Enterprises Holdings during the three months ended March 31, 2013 increased by $17 million (15%) as compared the corresponding prior year period. The increase was primarily due to the inclusion of interest expense related to CVR's debt effective May 4, 2012, higher interest expense incurred on certain debt issued during the third quarter of 2012, offset in part by lower interest expense incurred by our Automotive segment as a result of the expiration of certain interest swaps during the first quarter of 2013.
Income Tax Expense
For the three months ended March 31, 2013, both Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $120 million on pre-tax income of $815 million compared to an income tax benefit of $30 million on pre-tax income of $71 million for the three months ended March 31, 2012. Our effective income tax rate was 14.7% and (42.3)% for the three months ended March 31, 2013 and 2012, respectively.
For the three months ended March 31, 2013, the difference between the effective tax rate and statutory federal rate of 35% is principally due to partnership income not subject to taxation, as such taxes are the responsibility of the partners.  For the three months ended March 31, 2012, the difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in valuation allowances and partnership income not subject to taxation, as such taxes are the responsibility of the partners.

Liquidity and Capital Resources

Holding Company
As of March 31, 2013, the Holding Company had investments in the Investment Funds with a total fair market value of approximately $2.6 billion. As of March 31, 2013, our Holding Company had cash and cash equivalents of approximately $0.8 billion and total debt of approximately $4.1 billion.
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
As of March 31, 2013 based on covenants in the indenture governing our senior notes, we could incur approximately $2.4 billion in additional indebtedness. See Note 10, “Debt,” to the consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.
On January 24, 2013, the board of directors of CVR adopted a quarterly cash dividend policy. Subject to declaration by its Board of Directors, CVR's initial quarterly dividend is expected to be $0.75 per share, or $3.00 per share on an annualized basis, which it began paying in the second quarter of 2013. As we own approximately 82% of the common shares of CVR, the majority of CVR's dividend will directly upstream to us.
Distributions on Depositary Units
On April 29, 2013, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.00, which will be paid on or about July 5, 2013 to depositary unit holders of record at the close of business on May 13, 2013. Depositary unit holders will have until June 3, 2013 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 20 consecutive trading days ending July 1, 2013. No fractional depositary units will be issued pursuant to the dividend payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
On February 10, 2013, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.00, which was paid on April 15, 2013 to depositary unit holders of record at the close of business on February 21, 2013. Depositary unit holders had until March 14, 2013 to make an election to receive either cash or additional depositary units; if a holder did not make an election, it was automatically deemed to have elected to receive the dividend in cash. Depositary unit holders that elected to receive additional depositary units received units valued at the volume weighted average trading price of the units on NASDAQ during the 20 consecutive trading days immediately following the election deadline. No fractional depositary units were issued pursuant to the dividend payment. Icahn Enterprises made a cash payment in lieu of issuing fractional depositary units to holders electing to receive depositary units. Any holders that were only eligible to receive a fraction of a depositary unit based on the above calculation received a cash payment.
Equity Offering
On February 28, 2013, Icahn Enterprises entered into an underwriting agreement with Jefferies & Company, Inc., providing for the issuance and purchase of an aggregate of 3,174,604 depositary units representing limited partner interests in

Icahn Enterprises at a price to the public of $63.00 per depositary unit. The depositary units were delivered to the unitholders on March 6, 2013, raising $194 million after deducting underwriting discounts, commissions and other offering related fees and expenses.
Borrowings
Debt consists of the following:

	Icahn Enterprises		Icahn Enterprises Holdings
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(in millions)		(in millions)
8% senior unsecured notes due 2018 - Icahn Enterprises/Icahn Enterprises Holdings	$2,475	$2,476	$2,470	$2,471
7.75% senior unsecured notes due 2016 - Icahn Enterprises/Icahn Enterprises Holdings	1,050	1,050	1,047	1,047
Senior unsecured variable rate convertible notes due 2013 - Icahn Enterprises/Icahn Enterprises Holdings	556	556	556	556
Debt facilities - Automotive	2,738	2,738	2,738	2,738
Debt facilities - Energy	500	749	500	749
Credit facilities - Energy	125	125	125	125
Senior unsecured notes and secured term loan facility - Railcar	150	275	150	275
Credit facilities - Gaming	170	171	170	171
Senior secured notes and revolving credit facility - Food Packaging	214	214	214	214
Mortgages payable - Real Estate	69	70	69	70
Other	137	124	137	124
	$8,184	$8,548	$8,176	$8,540

See Note 10, “Debt,” to the consolidated financial statements contained elsewhere in this Report for additional information concerning terms, restrictions and covenants of our debt. As of March 31, 2013, we are in compliance with all debt covenants.
Contractual Commitments and Contingencies
There have been no material changes to our contractual commitments and contingencies as compared to those reported in our 2012 Form 10-K.
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

Consolidated Cash Flows
The following table summarizes cash flow information for the three months ended March 31, 2013 and cash and cash equivalents as of March 31, 2013 for Icahn Enterprises' operating segments and the Holding Company:

	Three Months Ended March 31, 2013			March 31, 2013
	Net Cash Provided By (Used In)
	Operating Activities	Investing Activities	Financing Activities	Cash and Cash Equivalents
	(in millions)
Investment	$—	$—	$—	$2
Automotive	(50)	(136)	1	269
Energy(1)	212	(64)	222	1,041
Metals	3	(3)	—	16
Railcar	20	(88)	(128)	57
Gaming	10	(12)	—	241
Food Packaging	(8)	(5)	—	18
Real Estate	12	—	(1)	26
Home Fashion	(10)	—	—	12
Holding Company	(148)	(46)	(402)	755
	$41	$(354)	$(308)	$2,437
(1) CVR was consolidated effective May 4, 2012.
The consolidated cash flows of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same. The immaterial differences between Icahn Enterprises' and Icahn Enterprises Holdings' consolidated statements of cash flows primarily relate to non-cash charges for interest expense which is included in net cash provided by operating activities. Therefore, we discuss only the consolidated cash flows of Icahn Enterprises below.
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2013 was primarily attributable to our Energy segment which had net cash provided by operating activities of $212 million, offset in part by the Holding Company which had cash payments for interest expense of $144 million during the first quarter of 2013.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2013 was primarily due to consolidated capital expenditures of $278 million, of which $101 million was related to our Railcar segment and $93 million was related to our Automotive segment. Capital expenditures for our Railcar segment for the three months ended March 31, 2013 included $94 million for manufacturing railcars for lease to others, which are included in property, plant and equipment, net on our consolidated balance sheets. Additionally, the Holding Company purchased investments of $47 million and our Automotive segment had net payments associated with business dispositions of $40 million.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2013 was primarily due to the Holding Company which had an increase in restricted cash in connection with the discharge of the $600 million variable rate notes, as discussed in Note 10, "Debt" to the consolidated financial statements, offset in part by net proceeds of $198 million in connection with Icahn Enterprises' offering of depositary units, as discussed above.
Our Energy segment received net proceeds of $556 million from the CVR Refining IPO, which excludes $100 million paid by us for the purchase of common units of CVR Refining in connection with this offering, offset in part by repayments of debt of $244 million by our Energy segment, as well as aggregate dividends paid by our Energy segment of $90 million to its common unitholders, excluding dividends paid to us.
In addition, as discussed in Note 10, "Debt," to the consolidated financial statements, our Railcar segment repaid debt of $175 million and received proceeds of $50 million from the draw down of a certain term loan.

Discussion of Segment Liquidity and Capital Resources
Investment
The investment strategy utilized by the Investment segment is generally not heavily reliant on leverage.  As of March 31, 2013, the Investment Funds' net notional exposure was 21%. The Investment Funds' long exposure was 125% (117% long equity and 8% long credit) and the Investment Funds' short exposure was 104% (104% short equity).  The Investment Funds historically have had access to significant amounts of cash from prime brokers, subject to customary terms and market conditions.
Automotive
As of March 31, 2013 and December 31, 2012, the borrowing availability under the revolving credit facility was $504 million and $451 million, respectively. Federal-Mogul had $37 million of letters of credit outstanding as of both March 31, 2013 and December 31, 2012 pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility. See Note 10, "Debt-Automotive," to the consolidated financial statements for additional discussion regarding Federal-Mogul's debt facilities.
Federal-Mogul has explored in the past and continues to explore alternatives for refinancing all or a portion of the Debt Facilities. Federal-Mogul may determine to seek to raise additional equity in order to reduce its total debt, increase equity and/or facilitate debt refinancing transactions.
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
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Japan and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $248 million and $217 million as of March 31, 2013 and December 31, 2012, respectively. Of those gross amounts, $244 million and $216 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of both March 31, 2013 and December 31, 2012, Federal-Mogul had no outstanding transferred receivables for which cash had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were $333 million and $414 million for the three months ended March 31, 2013 and 2012, respectively.
Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposures to Federal-Mogul associated with certain of these facilities' terms were $29 million and $19 million at March 31, 2013 and December 31, 2012, respectively. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of March 31, 2013 and December 31, 2012, Federal-Mogul estimated the loss to be immaterial.
Energy
As of March 31, 2013, CRLLC had availability under the Amended and Restated ABL Credit Facility of $373 million and had letters of credit outstanding of $27 million. There were no borrowings outstanding under the ABL Credit Facility as of March 31, 2013. In addition, as of March 31, 2013, CVR Partners had $25 million availability under its revolving credit facility, with an uncommitted incremental facility of up to $50 million.
See Note 10, “Debt-Energy," to our consolidated financial statements for further discussion regarding CVR's credit facilities, including the Amended and Restated ABL Credit Facility.
CVR Refining and CVR Partners have a distribution policy in which they will generally distribute all of their available cash each quarter, within 60 days after the end of each quarter for CVR Refining and 45 days after the end of each quarter for CVR Partners. CVR Refining's distributions began with the quarter ending March 31, 2013 and have been adjusted to exclude the period prior to the CVR Refining IPO from January 1, 2013 through January 22, 2013 (the period preceding the closing of the CVR Refining IPO). The distributions will be made to all common unitholders. CVR currently holds approximately 81%

and 70% of CVR Refining's and CVR Partner's common units outstanding, respectively. The amount of each distribution will be determined pursuant to each general partner's calculation of available cash for the applicable quarter. The general partner of each partnership, as a non-economic interest holder, is not entitled to receive cash distributions. As a result of each general partner's distribution policy, funds held by CVR Refining and CVR Partners will not be available for CVR's use, and CVR as a unitholder will receive its applicable percentage of the distribution of funds within 60 days or 45 days, respectively, following each quarter. CVR Refining and CVR Partners do not have a legal obligation to pay distributions and there is no guarantee that they will pay any distributions on the units in any quarter.
CVR divides the petroleum business and the nitrogen fertilizer business' capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. CVR undertakes discretionary capital spending based on the expected return on incremental capital employed. Discretionary capital projects generally involve an expansion of existing capacity, improvement in product yields, and/or a reduction in direct operating expenses. Major scheduled turnaround expenses are expensed when incurred. CVR estimates that the total capital spending for the year ending December 31, 2013 to range between approximately $293 million and $323 million.
The petroleum business and the nitrogen fertilizer business' estimated capital expenditures are subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, CVR may experience increases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of the refineries or nitrogen fertilizer plant. Capital spending for CVR Partner's nitrogen fertilizer business has been and will be determined by the board of directors of its general partner. Capital spending for CVR Refining's petroleum business will be determined by the board of directors of its general partner.
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

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2013 as compared to those reported in our 2012 Form 10-K.
Recently Issued Accounting Standards Updates
In February 2013, the FASB issued ASU No. 2013-04, which amends FASB ASC Topic 405, Liabilities. This ASU requires the measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This guidance also requires the disclosure of the nature and amount of the obligation as well as other information about those obligations. The guidance is effective for interim and annual periods beginning after December 15, 2013. We anticipate that the adoption of this guidance will not have a material impact on our consolidated financial position, results of operations and cash flows.
In March 2013, the FASB issued ASU No. 2013-05, which amends FASB ASC Topic 830, Foreign Currency Matters. This ASU resolves the accounting for certain foreign currency matters with respect to the release of cumulative translation adjustment into net income within a foreign entity under certain circumstances. This ASU is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. This ASU should be applied prospectively to derecognition events occurring after the effective date. Early adoption is permitted provided that if the entity early adopts this guidance, it apply them as of the beginning of the entity's fiscal year of adoption. The adoption of this ASU will not have a material impact on our consolidated financial position, results of operations or cash flows.

Forward-Looking Statements
Statements included in “Management's Discussion and Analysis of Financial Condition and Results of Operations” which are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or by Public Law 104-67.
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
Market Risk
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of March 31, 2013, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by $723 million, $62 million and $832 million, respectively. However, as of March 31, 2013, we estimate that the impact to our share of the net gain from investment activities reported on our consolidated statement of operations would be significantly less than the change in fair value since we have an investment of approximately 40.3% in these Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 59.7% of the change in fair value.
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
The translated values of revenue and expense from our Automotive segment's international operations are subject to fluctuations due to changes in currency exchange rates. During the three months ended March 31, 2013, our Automotive segment derived 38% of its sales in the United States and 62% internationally. Of these international sales, 57% are denominated in the euro, with no other single currency representing more than 8%. To minimize foreign currency risk, our Automotive segment generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, our Automotive segment manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Our Automotive segment estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the three months ended March 31, 2013 would have decreased net income attributable to Icahn Enterprises for our Automotive segment by approximately $2 million.
Energy

The risk inherent in our Energy segment's market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. Our Energy segment is exposed to market pricing for all of the products sold in the future both at its petroleum business and the nitrogen fertilizer business, as all of the products manufactured in both businesses are commodities.
Our Energy segment's earnings and cash flows and estimates of future cash flows are sensitive to changes in energy prices. The prices of crude oil and refined products have fluctuated substantially in recent years. These prices depend on many factors, including the overall demand for crude oil and refined products, which in turn depends, among other factors, general economic conditions, the level of foreign and domestic production of crude oil and refined products, the availability of imports of crude oil and refined products, the marketing of alternative and competing fuels, the extent of government regulations and global market dynamics. The prices our Energy segment receives for refined products are also affected by factors such as local market conditions and the level of operations of other refineries in our markets. The prices at which our Energy segment can sell gasoline and other refined products are strongly influenced by the price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing of the relative movement of the prices, however, can impact profit margins, which could significantly affect our Energy segment's earnings and cash flows.
Commodity Price Risk
At March 31, 2013, CVR Refining had open commodity hedging instruments consisting of 22.8 million barrels of crack spreads primarily to fix the margin on a portion of our future gasoline and distillate production. The fair value of the outstanding contracts at March 31, 2013 was a net unrealized loss of $34 million. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of commodity hedging instruments of approximately $23 million.
Interest Rate Risk
On June 30 and July 1, 2011, Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF") entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of the nitrogen fertilizer business' $125 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expires on February 12, 2016, totals $62.5 million (split evenly between the two agreement dates). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. At March 31, 2013, the effective rate was approximately 4.6%.The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense.

CVR Partners still has exposure to interest rate risk on 50% of its $125 million floating rate term debt. A 1.0% increase over the Eurodollar floor spread of 3.5%, as specified in the credit agreement, would increase interest cost to CVR Partners by approximately $0.6 million on an annualized basis, thus decreasing CVR Partner's net income by the same amount.
Gaming
Interest Rate Risk
Tropicana's primary exposure to market risk is interest rate risk associated with its senior secured first lien term loan facility ("Tropicana Term Loan") that bears interest based on floating rates. Based on Tropicana's borrowings as of March 31, 2013, assuming a 1% increase over the 7.5% floor specified in the Tropicana Term Loan, Tropicana's annual interest cost would change by approximately $2 million.
Holding Company
Interest Rate Risk
The fair values of our long-term debt and other borrowings will fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, relative values of alternative investments, the liquidity of the instrument and other general market conditions. Historically, the Holding Company does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Holding Company has predominately long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. At March 31, 2013, the impact of a 100 basis point increase or decrease in interest rates on fixed rate debt would have no impact on our consolidated financial statements.
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
Based on sensitivity analysis for our equity price risks as of March 31, 2013, the effects of a hypothetical 10% increase or decrease in market prices would result in a gain or loss of approximately $13 million.

Item 4. Controls and Procedures.
As of March 31, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and Icahn Enterprises Holdings' and subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 17, “Commitments and Contingencies” to the consolidated financial statements located in Part I, Item I of this Report, which is incorporated by reference into this Part II, Item 1, for a description of the litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors.
Except as disclosed below, there have been no material changes to our risk factors during the three months ended March 31, 2013 as compared to those reported in our 2012 Form 10-K.
We carry significant goodwill on our consolidated balance sheets, which is subject to impairment testing and could subject us to significant non-cash charges to earnings if impairment occurs.
As of March 31, 2013, we had a goodwill balance of approximately $2.1 billion, of which approximately $1.1 billion relates to our Automotive segment and approximately $0.9 billion relates to our Energy segment. Goodwill is not amortized, but is tested for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of an operating segment's reporting unit below its carrying amount. Factors that could indicate that an operating segment's goodwill is impaired include, but are not limited to, whether the operating segment's fair value, as measured by its market capitalization, has remained below its net book value for a significant period of time, lower than projected operating results and cash flows, and significant industry deterioration in key geographic regions. If impairment is determined to exist, it may result in a significant non-cash charge to earnings.

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
Exhibit 101(1)
The following financial information from Icahn Enterprises' and Icahn Enterprises Holdings' Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012,(iv) the Consolidated Statement of Changes in Equity for the three months ended March 31, 2013, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (vi) the Notes to the Consolidated Financial Statements.

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

Icahn Enterprises L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/SungHwan Cho
SungHwan Cho, Chief Financial Officer and Director

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Peter Reck
Peter Reck, Chief Accounting Officer

Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/SungHwan Cho
SungHwan Cho, Chief Financial Officer and Director

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Peter Reck
Peter Reck, Chief Accounting Officer

Date: May 3, 2013