Form 10-Q
period 2013-06-30
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2013-08-07
CIK 813762, 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 5, 2013, there were 112,384,570 of Icahn Enterprises' depositary units outstanding.

ICAHN ENTERPRISES L.P.
ICAHN ENTERPRISES HOLDINGS L.P.

i

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (this "Report") is a joint report being filed by Icahn Enterprises L.P. and Icahn Enterprises Holdings L.P. Each registrant hereto is filing on its own behalf all of the information contained in this Report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)

	June 30,	December 31,
	2013	2012
ASSETS	(Unaudited)
Cash and cash equivalents	$3,340	$3,071
Cash held at consolidated affiliated partnerships and restricted cash	1,635	1,419
Investments	9,604	5,491
Accounts receivable, net	2,017	1,841
Inventories, net	2,029	1,955
Property, plant and equipment, net	6,628	6,523
Goodwill	2,089	2,082
Intangible assets, net	1,159	1,206
Other assets	743	968
Total Assets	$29,244	$24,556
LIABILITIES AND EQUITY
Accounts payable	$1,352	$1,383
Accrued expenses and other liabilities	2,237	1,496
Deferred tax liability	1,465	1,335
Securities sold, not yet purchased, at fair value	667	533
Due to brokers	2,414	—
Post-employment benefit liability	1,418	1,488
Debt	8,245	8,548
Total liabilities	17,798	14,783

Commitments and contingencies (Note 17)

Equity:
Limited partners: Depositary units: 111,147,379 and 104,850,813 units issued and outstanding at June 30, 2013 and December 31, 2012, respectively	5,488	4,913
General partner	(232)	(244)
Equity attributable to Icahn Enterprises	5,256	4,669
Equity attributable to non-controlling interests	6,190	5,104
Total equity	11,446	9,773
Total Liabilities and Equity	$29,244	$24,556

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:	(Unaudited)
Net sales	$4,497	$3,707	$9,071	$6,106
Other revenues from operations	203	204	392	396
Net (loss) gain from investment activities	(228)	299	350	357
Interest and dividend income	52	17	76	42
Other income (loss), net	94	(1)	48	9
	4,618	4,226	9,937	6,910
Expenses:
Cost of goods sold	3,887	3,252	7,780	5,324
Other expenses from operations	105	108	205	214
Selling, general and administrative	313	336	682	645
Restructuring	9	9	17	16
Impairment	5	32	5	34
Interest expense	126	129	260	246
	4,445	3,866	8,949	6,479
Income before income tax (expense) benefit	173	360	988	431
Income tax (expense) benefit	(97)	101	(217)	131
Net income	76	461	771	562
Less: net income attributable to non-controlling interests	(22)	(204)	(440)	(256)
Net income attributable to Icahn Enterprises	$54	$257	$331	$306

Net income attributable to Icahn Enterprises allocable to:
Limited partners	$53	$249	$324	$297
General partner	1	8	7	9
	$54	$257	$331	$306

Basic income per LP unit	$0.48	$2.44	$3.00	$2.97
Basic weighted average LP units outstanding	110	102	108	100

Diluted income per LP unit	$0.48	$2.37	$2.99	$2.93
Diluted weighted average LP units outstanding	111	107	109	105
Cash distributions declared per LP unit	$1.00	$0.10	$2.00	$0.20

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Net income	$76	$461	$771	$562
Other comprehensive (loss) income, net of tax:
Post-employment benefits	(7)	—	6	9
Hedge instruments	(3)	—	3	14
Translation adjustments and other	(39)	(110)	(80)	(26)
Other comprehensive loss, net of tax	(49)	(110)	(71)	(3)
Comprehensive income	27	351	700	559
Less: Comprehensive income attributable to non-controlling interests	(11)	(181)	(423)	(260)
Comprehensive income attributable to Icahn Enterprises	$16	$170	$277	$299

Comprehensive income attributable to Icahn Enterprises allocable to:
Limited partners	$15	$163	$271	$290
General partner	1	7	6	9
	$16	$170	$277	$299

Accumulated other comprehensive loss was $1,053 million and $982 million at June 30, 2013 and December 31, 2012, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2012	$(244)	$4,913	$4,669	$5,104	$9,773
Net income	7	324	331	440	771
Other comprehensive loss	(1)	(53)	(54)	(17)	(71)
Partnership distributions	(2)	(121)	(123)	—	(123)
Proceeds from equity offerings	6	311	317	—	317
Dividends paid to non-controlling interests in subsidiaries	—	—	—	(214)	(214)
Proceeds from subsidiary equity offerings	2	87	89	902	991
Changes in subsidiary equity and other	—	27	27	(25)	2
Balance, June 30, 2013	$(232)	$5,488	$5,256	$6,190	$11,446

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:	(Unaudited)
Net income	$771	$562
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain from securities transactions	(1,141)	(786)
Purchases of securities	(3,625)	(1,325)
Proceeds from sales of securities	794	5,558
Purchases to cover securities sold, not yet purchased	(1)	(4,872)
Proceeds from securities sold, not yet purchased	79	781
Changes in receivables and payables relating to securities transactions	2,495	(2,088)
Loss on disposal of assets	52	—
Depreciation and amortization	330	253
Deferred taxes	64	(194)
Other, net	(16)	47
Changes in cash held at consolidated affiliated partnerships and restricted cash	384	3,608
Changes in other operating assets and liabilities	248	(137)
Net cash provided by operating activities	434	1,407
Cash flows from investing activities:
Capital expenditures	(509)	(429)
Net payments associated with business dispositions	(25)	—
Acquisitions of businesses, net of cash acquired	—	(1,291)
Proceeds from sale of investments	13	170
Purchases of investments	(46)	(210)
Other, net	4	17
Net cash used in investing activities	(563)	(1,743)
Cash flows from financing activities:
Investment segment distributions	—	(17)
Investment segment contributions	45	—
Proceeds from equity offerings	317	510
Partnership distributions	(13)	(20)
Proceeds from offering of subsidiary equity	1,242	—
Distributions to non-controlling interests in subsidiaries	(259)	—
Proceeds from issuance of senior unsecured notes	—	716
Proceeds from other borrowings	145	163
Repayments of borrowings	(456)	(63)
Change in restricted cash relating to variable rate note discharge	(600)	—
Other, net	(4)	(22)
Net cash provided by financing activities	417	1,267
Effect of exchange rate changes on cash and cash equivalents	(19)	—
Net increase in cash and cash equivalents	269	931
Cash and cash equivalents, beginning of period	3,071	2,278

Cash and cash equivalents, end of period	$3,340	$3,209
Supplemental information:
Cash payments for interest, net of amounts capitalized	$250	$192
Net cash payments for income taxes	$86	$50
Distribution payable to LP unitholders	$110	$—
Net unrealized gain (loss) on available-for-sale securities	$2	$(2)

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30,	December 31,
	2013	2012
ASSETS	(Unaudited)
Cash and cash equivalents	$3,340	$3,071
Cash held at consolidated affiliated partnerships and restricted cash	1,635	1,419
Investments	9,604	5,491
Accounts receivable, net	2,017	1,841
Inventories, net	2,029	1,955
Property, plant and equipment, net	6,628	6,523
Goodwill	2,089	2,082
Intangible assets, net	1,159	1,206
Other assets	759	982
Total Assets	$29,260	$24,570
LIABILITIES AND EQUITY
Accounts payable	$1,352	$1,383
Accrued expenses and other liabilities	2,237	1,496
Deferred tax liability	1,465	1,335
Securities sold, not yet purchased, at fair value	667	533
Due to brokers	2,414	—
Post-employment benefit liability	1,418	1,488
Debt	8,239	8,540
Total liabilities	17,792	14,775

Commitments and contingencies (Note 17)

Equity:
Limited partner	5,563	4,984
General partner	(285)	(293)
Equity attributable to Icahn Enterprises Holdings	5,278	4,691
Equity attributable to non-controlling interests	6,190	5,104
Total equity	11,468	9,795
Total Liabilities and Equity	$29,260	$24,570

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:	(Unaudited)
Net sales	$4,497	$3,707	$9,071	$6,106
Other revenues from operations	203	204	392	396
Net (loss) gain from investment activities	(228)	299	350	357
Interest and dividend income	52	17	76	42
Other income (loss), net	94	(1)	48	9
	4,618	4,226	9,937	6,910
Expenses:
Cost of goods sold	3,887	3,252	7,780	5,324
Other expenses from operations	105	108	205	214
Selling, general and administrative	313	336	682	645
Restructuring	9	9	17	16
Impairment	5	32	5	34
Interest expense	126	129	260	246
	4,445	3,866	8,949	6,479
Income before income tax (expense) benefit	173	360	988	431
Income tax (expense) benefit	(97)	101	(217)	131
Net income	76	461	771	562
Less: net income attributable to non-controlling interests	(22)	(204)	(440)	(256)
Net income attributable to Icahn Enterprises Holdings	$54	$257	$331	$306

Net income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$54	$251	$328	$300
General partner	—	6	3	6
	$54	$257	$331	$306

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Net income	$76	$461	$771	$562
Other comprehensive (loss) income, net of tax:
Post-employment benefits	(7)	—	6	9
Hedge instruments	(3)	—	3	14
Translation adjustments and other	(39)	(110)	(80)	(26)
Other comprehensive loss, net of tax	(49)	(110)	(71)	(3)
Comprehensive income	27	351	700	559
Less: Comprehensive income attributable to non-controlling interests	(11)	(181)	(423)	(260)
Comprehensive income attributable to Icahn Enterprises Holdings	$16	$170	$277	$299

Comprehensive income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$17	$165	$275	$293
General partner	(1)	5	2	6
	$16	$170	$277	$299

Accumulated other comprehensive loss was $1,053 million and $982 million at June 30, 2013 and December 31, 2012, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2012	$(293)	$4,984	$4,691	$5,104	$9,795
Net income	3	328	331	440	771
Other comprehensive loss	(1)	(53)	(54)	(17)	(71)
Partnership distributions	(1)	(122)	(123)	—	(123)
Proceeds from equity offerings	6	311	317	—	317
Dividends paid to non-controlling interests in subsidiaries	—	—	—	(214)	(214)
Proceeds from subsidiary equity offerings	1	88	89	902	991
Changes in subsidiary equity and other	—	27	27	(25)	2
Balance, June 30, 2013	$(285)	$5,563	$5,278	$6,190	$11,468

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:	(Unaudited)
Net income	$771	$562
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain from securities transactions	(1,141)	(786)
Purchases of securities	(3,625)	(1,325)
Proceeds from sales of securities	794	5,558
Purchases to cover securities sold, not yet purchased	(1)	(4,872)
Proceeds from securities sold, not yet purchased	79	781
Changes in receivables and payables relating to securities transactions	2,495	(2,088)
Loss on disposal of assets	52	—
Depreciation and amortization	330	253
Deferred taxes	64	(194)
Other, net	(16)	47
Changes in cash held at consolidated affiliated partnerships and restricted cash	384	3,608
Changes in other operating assets and liabilities	248	(137)
Net cash provided by operating activities	434	1,407
Cash flows from investing activities:
Capital expenditures	(509)	(429)
Net payments associated with business dispositions	(25)	—
Acquisitions of businesses, net of cash acquired	—	(1,291)
Proceeds from sale of investments	13	170
Purchases of investments	(46)	(210)
Other, net	4	17
Net cash used in investing activities	(563)	(1,743)
Cash flows from financing activities:
Investment segment distributions	—	(17)
Investment segment contributions	45	—
Proceeds from equity offerings	317	510
Partnership distributions	(13)	(20)
Proceeds from offering of subsidiary equity	1,242	—
Distributions to non-controlling interests in subsidiaries	(259)	—
Proceeds from issuance of senior unsecured notes	—	716
Proceeds from other borrowings	145	163
Repayments of borrowings	(456)	(63)
Change in restricted cash relating to variable rate note discharge	(600)	—
Other, net	(4)	(22)
Net cash provided by financing activities	417	1,267
Effect of exchange rate changes on cash and cash equivalents	(19)	—
Net increase in cash and cash equivalents	269	931
Cash and cash equivalents, beginning of period	3,071	2,278

Cash and cash equivalents, end of period	$3,340	$3,209
Supplemental information:
Cash payments for interest, net of amounts capitalized	$250	$192
Net cash payments for income taxes	$86	$50
Distribution payable to Icahn Enterprises LP unitholders	$110	$—
Net unrealized gain (loss) on available-for-sale securities	$2	$(2)

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of June 30, 2013. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 10, "Debt," and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned 99,213,824, or approximately 89.3%, of Icahn Enterprises' outstanding depositary units as of June 30, 2013.
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
Purchase Price Allocation
On May 4, 2012, we acquired a controlling interest in CVR Energy, Inc. ("CVR") and have allocated the total purchase price to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding fair values recorded as goodwill. The purchase price allocation was finalized during the second quarter of 2013. See Note 8, "Goodwill and Intangible Assets, Net - Energy," for further discussion.
Principles of Consolidation
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
June 30, 2013 (Unaudited)

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
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, cash held at consolidated affiliated partnerships and restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities and due to brokers are deemed to be reasonable estimates of their fair values because of their short-term nature.
See Note 4, “Investments and Related Matters,” and Note 5, “Fair Value Measurements,” for a detailed discussion of our investments.
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of June 30, 2013 was approximately $8.2 billion and $8.3 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2012 was approximately $8.5 billion and $8.6 billion, respectively.
Restricted Cash
Our restricted cash balance was approximately $1.6 billion and $0.7 billion as of June 30, 2013 and December 31, 2012, respectively.
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
In March 2013, the FASB issued ASU No. 2013-05, which amends FASB ASC Topic 830, Foreign Currency Matters. This ASU resolves the accounting for certain foreign currency matters with respect to the release of cumulative translation adjustment into net income within a foreign entity under certain circumstances. This ASU is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. This ASU should be applied prospectively to derecognition events occurring after the effective date. Early adoption is permitted provided that if the entity early adopts this guidance, it applies it as of the beginning of the entity's fiscal year of adoption. The adoption of this ASU will not have a material impact on our consolidated financial position, results of operations or cash flows.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

In June 2013, the FASB issued ASU No. 2013-08, which amends FASB ASC Topic 940, Financial Services - Investment Companies. This ASU clarifies the characteristics of an investment company, and provides comprehensive guidance for assessing whether an entity is an investment company. This ASU is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Earlier adoption is prohibited. The adoption of this ASU will not have any impact on our consolidated financial position, results of operations or cash flows.
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
Investment
Our Investment segment is comprised of various private investment funds, including Icahn Partners L.P. ("Icahn Partners"), Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP (collectively, the "Master Funds", and together with Icahn Partners, the "Investment Funds"), through which we invest our proprietary capital. We and certain of Mr. Icahn's wholly owned affiliates are the sole investors in the Investment Funds. Icahn Onshore LP and Icahn Offshore LP (together, the "General Partners") act as the general partner of Icahn Partners and the Master Funds, respectively. The General Partners provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds are not offered to outside investors.
We had interests in the Investment Funds with a fair value of approximately $2.5 billion and $2.4 billion as of June 30, 2013 and December 31, 2012, respectively. Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings) had direct investments in the Investment Funds of approximately $3.8 billion and $3.5 billion as of June 30, 2013, and December 31, 2012, respectively.
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
Effective September 1, 2012, Federal-Mogul began operating as two end-customer focused business units. The Powertrain (“PT”) unit focuses on original equipment powertrain and systems protection products for automotive, heavy-duty and industrial applications. The Vehicle Components Solutions (“VCS”) unit sells and distributes a broad portfolio of products in the global vehicle aftermarket and OES market, while also serving OEMs with vehicle products including brake friction, chassis, wipers and other vehicle components. The new organizational model is designed to allow for a strong product line focus benefiting both original equipment and aftermarket customers and enable the global Federal-Mogul teams to be responsive to customers' needs for superior products and to promote greater identification with Federal-Mogul premium brands. The division of the global Federal-Mogul business into two business units is expected to enhance management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases.
As of June 30, 2013, we owned approximately 77.6% of the total outstanding common stock of Federal-Mogul. Subsequent to June 30, 2013, our ownership interest in Federal-Mogul increased as a result of Federal-Mogul's common stock registered rights offering. See Note 18, "Subsequent Events," for further details.
Accounts Receivable, net
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Japan and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $284 million and $217 million as of June 30, 2013 and December 31, 2012, respectively. Of those gross amounts, $260 million and $216

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of June 30, 2013 and December 31, 2012, Federal-Mogul had $1 million and zero, respectively, of outstanding transferred receivables for which cash had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were $364 million and $363 million for the three months ended June 30, 2013 and 2012, respectively, and $697 million and $776 million for the six months ended June 30, 2013 and 2012, respectively.
For the three months ended June 30, 2013 and 2012, expenses associated with transfers of receivables were $2 million and $2 million, respectively, and $3 million and $3 million for the six months ended June 30, 2013 and 2012, respectively. Such expenses were recorded in the consolidated statements of operations within other income (loss), net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.
Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposures to Federal-Mogul associated with certain of these facilities' terms were $18 million and $19 million at June 30, 2013 and December 31, 2012, respectively. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of June 30, 2013 and December 31, 2012, Federal-Mogul estimated the loss to be immaterial.
Restructuring
In June 2012, Federal-Mogul announced a restructuring plan ("Restructuring 2012") to reduce or eliminate capacity at several high-cost VCS facilities and transfer production to lower-cost locations. Restructuring 2012 is anticipated to be completed within two years. In connection with Restructuring 2012, Federal-Mogul recorded zero and $1 million in restructuring charges for the three and six months ended June 30, 2013, respectively, all of which pertain to employee costs.
In February 2013, Federal-Mogul's Board of Directors approved the evaluation of restructuring opportunities in order to improve operating performance. Federal-Mogul obtained its Board of Director's approval to commence a restructuring plan ("Restructuring 2013"). Restructuring 2013 is intended to take place between 2013 and 2015 with an expected total cost of $79 million, of which $62 million and $17 million pertains to employee costs and facility costs, respectively. In connection with Restructuring 2013, Federal-Mogul recorded $9 million and $16 million in restructuring charges for the three and six months ended June 30, 2013, respectively, all of which pertain to employee costs.
Energy
We conduct our Energy segment through our majority ownership in CVR. We acquired a controlling interest in CVR on May 4, 2012.
CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces nitrogen fertilizers in the form of ammonia and urea ammonium nitrate ("UAN"). As of June 30, 2013, following various equity offerings as discussed below, CVR owned the general partner and approximately 71% of the common units of CVR Refining (including 100% of CVR Refining GP, LLC, its general partner) and approximately 53% of the common units of CVR Partners (including 100% of CVR GP, LLC, its general partner).
As of June 30, 2013, we owned approximately 82.0% of the total outstanding common stock of CVR. In addition, as of June 30, 2013, as a result of purchasing common units of CVR Refining, Icahn Enterprises and Icahn Enterprises Holdings owned approximately 4.0% of the total outstanding common units of CVR Refining directly.
Equity Offerings
On January 23, 2013, CVR Refining completed its initial public offering ("CVR Refining IPO") of its common units representing limited partner interests, resulting in gross proceeds of $600 million, before giving effect to underwriting discounts and other offering expenses. Included in these proceeds is $100 million paid by us for the purchase of common units of CVR Refining in connection with the CVR Refining IPO. Additionally, on January 30, 2013, additional common units of CVR Refining were issued pursuant to the underwriters' exercise of their overallotment option, resulting in gross proceeds of $90 million, before giving effect to underwriting discounts and other offering costs.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

On May 20, 2013, CVR Refining completed an underwritten offering of its common units representing limited partner interests, and on June 10, 2013 issued additional common units pursuant to the underwriters' exercise of their overallotment option, resulting in gross proceeds of $406 million before giving effect to underwriting discounts and offering expenses. In addition, we purchased approximately $62 million of common units of CVR Refining in a privately negotiated transaction with CVR. CVR Refining did not receive any of the proceeds from the sale of common units of CVR Refining to us.

On May 28, 2013, Coffeyville Resources, LLC (“CRLLC”), a wholly owned subsidiary of CVR, completed a secondary offering of common units of CVR Partners. Additionally, the underwriters were granted an option to purchase additional units at the public offering price, which expired unexercised at the end of the option period. The gross proceeds to CRLLC from this secondary offering were $302 million. CVR Partners did not receive any of the proceeds from the sale of common units by CRLLC.
Petroleum Business

CVR Refining's petroleum business includes a 115,000 barrels per day ("bpd") complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a 70,000 bpd medium complexity crude oil unit refinery in Wynnewood, Oklahoma. The combined production capacity represents approximately 22% of the region's refining capacity. The Coffeyville refinery is situated on approximately 440 acres in southeast Kansas, approximately 100 miles from Cushing, Oklahoma, a major crude oil trading and storage hub. The Wynnewood refinery is situated on approximately 400 acres located approximately 65 miles south of Oklahoma City, Oklahoma and approximately 130 miles from Cushing, Oklahoma.
In addition to the refineries, CVR's petroleum business owns and operates the following: (1) a crude oil gathering system with a gathering capacity of approximately 50,000 bpd serving Kansas, Oklahoma, Missouri, Nebraska and Texas, (2) a rack marketing division supplying product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and at throughput terminals on Magellan and NuStar Energy, LP's ("NuStar") refined products distribution systems, (3) a 145,000 bpd pipeline system (supported by approximately 350 miles of CVR's owned and leased pipeline) that transports crude oil to its Coffeyville refinery from its Broome Station tank farm and associated crude oil storage tanks with a capacity of 1.2 million barrels, (4) crude oil storage tanks with a capacity of 0.5 million barrels in Wynnewood, Oklahoma, (5) an additional 3.3 million barrels of leased storage capacity located in Cushing, Oklahoma and other locations, (6) 1.0 million barrels of company owned crude oil storage in Cushing, Oklahoma and (7) approximately 4.5 million barrels of combined refinery related storage capacity.
Nitrogen Fertilizer Business

CVR Partners' nitrogen fertilizer business consists of a nitrogen fertilizer manufacturing facility that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. The facility includes a 1,225 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. The gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving reliability.
Metals
We conduct our Metals segment through our indirect wholly owned subsidiary, PSC Metals, Inc. (“PSC Metals”). PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms and supplies the recycled metals to its customers, including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. PSC Metals' ferrous products include busheling, plate and structural, shredded, sheared and bundled scrap metal and other purchased scrap metal such as turnings (steel machining fragments), cast furnace iron and broken furnace iron. PSC Metals processes the scrap into a size, density and purity required by customers to meet their production needs. PSC Metals also processes non-ferrous metals, including aluminum, copper, brass, stainless steel and nickel-bearing metals. Non-ferrous products are a significant raw material in the production of aluminum and copper alloys used in manufacturing. PSC Metals also operates a steel products business that includes the supply of secondary plate and structural grade pipe that is sold into niche markets for counterweights, piling and foundations, construction materials and infrastructure end-markets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

Railcar
We conduct our Railcar segment through our majority ownership in ARI and our indirect wholly owned subsidiary, AEP Leasing LLC ("AEP Leasing"). ARI manufactures railcars, which are offered for sale or lease, custom designed railcar parts and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, railroads, industrial companies and other non-rail companies. ARI leases railcars that it manufactures to certain markets. ARI provides railcar repair and maintenance services for railcar fleets. In addition, ARI provides fleet management, maintenance, engineering and field services for railcars owned by certain customers. Such services include maintenance planning, project management, tracking and tracing, regulatory compliance, mileage audit, rolling stock taxes and online service access.
On August 17, 2012, AEP Leasing was formed for the purpose of leasing railcars. AEP Leasing's business is managed by American Railcar Leasing LLC ("ARL"), an entity controlled by Mr. Icahn that also manages ARI's leasing business. AEP Leasing began purchasing railcars from ARI in the third quarter of 2012 with terms and pricing not less favorable to ARI than the terms and pricing available to unaffiliated third parties. Transactions between AEP Leasing and ARI have been eliminated in consolidation.
As of June 30, 2013, we owned approximately 55.6% of the total outstanding common stock of ARI.
Gaming
We conduct our Gaming segment through our majority ownership in Tropicana. Tropicana currently owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The eight casino facilities it operates feature approximately 370,000 square feet of gaming space with 7,000 slot machines, 210 table games and 6,000 hotel rooms with three casino facilities located in Nevada and one in each of Indiana, Louisiana, Mississippi, New Jersey and Aruba.
As of June 30, 2013, we owned approximately 67.9% of the total outstanding common stock of Tropicana.
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
As of June 30, 2013, we owned approximately 70.8% of the total outstanding common stock of Viskase.
Real Estate
Our Real Estate segment consists of rental real estate, property development and resort activities.
As of June 30, 2013, we owned 29 commercial rental real estate properties. Our property development operations are run primarily through Bayswater Development LLC, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida include land for future residential development of approximately 295 and 870 units of residential housing, respectively. Both developments operate golf and resort operations as well. In addition, our Real Estate segment owns an unfinished development property which is located on approximately 23 acres in Las Vegas, Nevada.
As of June 30, 2013 and December 31, 2012, $60 million and $73 million, respectively, of the net investment in financing leases and net real estate leased to others which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.
Home Fashion
We conduct our Home Fashion segment through our indirect wholly owned subsidiary, WestPoint Home LLC (“WPH”), a manufacturer and distributor of home fashion consumer products. WPH is engaged in the business of manufacturing, sourcing, designing, marketing, distributing and selling home fashion consumer products. WPH markets a broad range of manufactured and sourced bed and bath products, including sheets, pillowcases, bedspreads, quilts, comforters and duvet covers, bath and

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

beach towels, bath accessories, bed skirts, bed pillows, flocked blankets, woven blankets and throws, and mattress pads. WPH recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. In addition, WPH receives a small portion of its revenues through the licensing of its trademarks.

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
Investment
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. During the second quarter of 2013, an affiliate of Mr. Icahn invested $45 million in the Investment Funds. As of June 30, 2013 and December 31, 2012, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings) was approximately $3.8 billion and $3.5 billion, respectively.
Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds, generally when such expenses are paid. Such expenses relate to the operation, administration and investment activities of Icahn Capital for the benefit of the Investment Funds (including salaries, benefits and rent) and are allocated pro rata in accordance with each investor's capital accounts in the Investment Funds. For the three months ended June 30, 2013 and 2012, $13 million and $7 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement. For the six months ended June 30, 2013 and 2012, $40 million and $11 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.
Railcar
Agreements with ACF Industries LLC
In January 2013, ARI entered into a purchasing and engineering services agreement and license with ACF Industries LLC ("ACF"). The agreement was unanimously approved by the independent directors of ARI’s and Icahn Enterprises' audit committee on the basis that the terms of the agreement were not materially less favorable to ARI than those that could have been obtained in a comparable transaction with an unrelated person. Under this agreement, ARI provides purchasing support and engineering services to ACF in connection with ACF’s manufacture and sale of certain tank railcars at its facility in Milton, Pennsylvania. Additionally, ARI has granted ACF a nonexclusive, non-assignable license to certain of ARI’s intellectual property, including certain designs, specifications, processes and manufacturing know-how required to manufacture and sell such tank railcars during the term of the agreement. Subject to certain early termination events, the agreement will terminate on December 31, 2014.
In consideration of the services and license provided by ARI to ACF in conjunction with the agreement, ACF pays ARI a royalty and, if any, a share of the net profits ("ACF Profits") earned on each railcar manufactured and sold by ACF under the agreement, in an aggregate amount equal to 30 percent of such ACF Profits, as calculated under the agreement. ACF Profits are net of certain of ACF’s start-up and shutdown expenses and certain maintenance capital. If no ACF Profits are realized on a railcar manufactured and sold by ACF pursuant to the agreement, ARI will still be entitled to the royalty for such railcar and will not share in any losses incurred by ACF in connection therewith. In addition, any railcar components supplied by ARI to ACF for the manufacture of these railcars shall be provided at fair market value.
Under the agreement, ACF has the exclusive right to manufacture and sell subject tank railcars for any new orders scheduled for delivery to customers on or before January 31, 2014. ARI has the exclusive right to any sales opportunities for such tank railcars for any new orders scheduled for delivery after that date and through December 31, 2014. ARI also has the right to assign any sales opportunity to ACF, and ACF has the right, but not the obligation, to accept such sales opportunity. Any sales opportunity accepted by ACF will not be reflected in ARI’s orders or backlog.
Revenues under this agreement were $3 million for each of the three and six months ended June 30, 2013 and were recorded for sales of railcar components to ACF and for royalties on railcars sold by ACF.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

In April 2013, AEP Leasing entered into an agreement ("ACF Agreement") with ACF whereby AEP Leasing will purchase 1,050 railcars from ACF in 2013 and 2014 for an aggregate purchase price of approximately $150 million. Additionally, AEP Leasing has an option to purchase an additional 500 railcars in 2013 and 2014 for an aggregate additional purchase price of approximately $70 million. The ACF Agreement was unanimously approved by Icahn Enterprises' audit committee consisting of independent directors who were advised by independent counsel and an independent financial advisor on the basis that the terms were no less favorable than those terms that could have been obtained in a comparable transaction with an unaffiliated third party. Under this agreement, purchases of railcars by AEP Leasing from ACF were $5 million for each of the three and six months ended June 30, 2013.
Agreements with American Railcar Leasing LLC
In April 2011, ARI entered into a fleet services agreement ("Railcar Services Agreement") with ARL, a company controlled by Mr. Icahn, for a term of three years, which will automatically renew for additional one-year periods unless either party provides at least 60 days written prior notice of termination. Pursuant to the Railcar Services Agreement, ARI provides railcar repair, engineering, administrative and other services, on an as needed basis, for ARL's lease fleet at mutually agreed-upon prices. Railcar services revenues, included in other revenues from operations in our consolidated statements of operations, recorded by ARI under this agreement were $5 million and $6 million for the three months ended June 30, 2013 and 2012, respectively, and $9 million and $11 million for the six months ended June 30, 2013 and 2012, respectively. The Railcar Services Agreement was unanimously approved by the independent directors of ARI's audit committee on the basis that the terms were no less favorable than those terms that could have been obtained in a comparable transaction with an unaffiliated third party.
ARI has from time to time manufactured and sold railcars to ARL under long-term agreements as well as on a purchase order basis. In the third quarter of 2012, all unfilled purchase orders previously placed by ARL were assigned to AEP Leasing. Revenues for railcars sold to ARL were approximately $11 million for each of the three and six months ended June 30, 2012. The terms and pricing on sales to related parties are not less favorable to ARI than the terms and pricing on sales to unaffiliated third parties. Any related party sales of railcars under an agreement or purchase order have been and will be subject to the approval or review by the independent directors of Icahn Enterprises' and ARI’s audit committee.
On February 29, 2012, ARI entered into a railcar management agreement (the "ARI Railcar Management Agreement") with ARL, pursuant to which ARI engaged ARL to sell or lease ARI's railcars in certain markets, subject to the terms and conditions of the ARI Railcar Management Agreement. The ARI Railcar Management Agreement was effective as of January 1, 2011, will continue through December 31, 2015 and may be renewed upon written agreement by both parties. In December 2012, a subsidiary of ARI entered into a similar agreement with ARL that terminates in August 2018.
On August 30, 2012, AEP Leasing entered into a railcar management agreement with ARL (the "AEP Railcar Management Agreement"), pursuant to which AEP Leasing engaged ARL to sell or lease AEP Leasing's railcars in certain markets, subject to the terms and conditions of the AEP Railcar Management Agreement. The AEP Railcar Management Agreement was effective as of August 30, 2012, will continue through December 31, 2022 and may be renewed upon written agreement by both parties.
The ARI Railcar Management Agreement and the AEP Railcar Management Agreement (collectively the "Railcar Management Agreements") also provide that ARL will manage ARI's and AEP Leasing's leased railcars, including arranging for services, such as repairs or maintenance, as deemed necessary. Subject to the terms and conditions of the agreement, ARL receives, in respect of leased railcars, a fee consisting of a lease origination fee and a management fee based on the lease revenues, and, in respect of railcars sold by ARL, sales commissions. The ARI Railcar Management Agreement was unanimously approved by ARI's special committee and Icahn Enterprises' audit committee, which were advised by independent counsel and an independent financial advisor. The AEP Railcar Management Agreement was unanimously approved by Icahn Enterprises' audit committee, which was advised by independent counsel and an independent financial advisor. Each of the Railcar Management Agreements was approved by the applicable special or audit committees on the basis that the terms of the Railcar Management Agreements were no less favorable than those terms that could have been obtained in a comparable transaction with an unaffiliated third party. Combined fees incurred by ARI and AEP Leasing in connection with the Railcar Management Agreements were immaterial for each of the three and six months ended June 30, 2013 and 2012.
As of June 30, 2013 and December 31, 2012, our Railcar segment had accounts receivable of $4 million and $2 million, respectively, due from ARL and ACF. These amounts are included in other assets in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

Insight Portfolio Group LLC (formerly known as Icahn Sourcing, LLC)
Icahn Sourcing, LLC ("Icahn Sourcing") was an entity formed by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. Icahn Enterprises was a member of the buying group in 2012. Prior to December 31, 2012, Icahn Enterprises did not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement.
In December 2012, Icahn Sourcing advised Icahn Enterprises that, effective January 1, 2013, it would restructure its ownership and change its name to Insight Portfolio Group LLC (“Insight Portfolio Group”).  In connection with the restructuring, Icahn Enterprises Holdings acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of Icahn Enterprises Holdings, including Federal-Mogul, CVR, Tropicana, ARI, Viskase, PSC Metals and WPH, also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013. A number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses in 2013.

4.	Investments and Related Matters.
Investment
Investments, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, and derivatives, all of which are reported at fair value in our consolidated balance sheets. See Note 5, "Fair Value Measurements - Investment," for details of the investments for our Investment segment.
Our Investment segment assesses the applicability of equity method accounting with respect to its investments based on a combination of qualitative and quantitative factors, including overall stock ownership of the Investment Funds combined with those of our affiliates along with board of directors representation.
Our Investment segment applied the fair value option to certain of its investments that would have otherwise been subject to the equity method of accounting.  As of June 30, 2013, the fair value of these investments was $376 million. During the three months ended June 30, 2013 and 2012, our Investment segment recorded gains of $22 million and $46 million, respectively. During the six months ended June 30, 2013 and 2012, our Investment segment recorded gains of $62 million and $167 million, respectively. Such amounts are included in net (loss) gain from investment activities in our consolidated statements of operations. Included in these investment gains and losses is the Investment Funds' gains and losses in The Hain Celestial Group, Inc. (“Hain”) and Metro-Golden-Mayer Inc. ("MGM"). As of June 30, 2013, the Investment Funds, together with their affiliates held, in the aggregate, approximately 15% of the outstanding shares of Hain. As of June 30, 2013, the Investment Funds no longer held any shares of MGM. The General Partners have applied the fair value option to their investments in Hain and previously to MGM.
We believe that these investments to which we applied the fair value option are not material, individually or in the aggregate, to our consolidated financial statements. Hain is a registered SEC reporting companies whose financial statements are available at www.sec.gov.
Other Segments
The carrying value of investments held by our Automotive, Energy, Gaming, Railcar and Home Fashion segments and our Holding Company consist of the following:

	June 30, 2013	December 31, 2012
	(in millions)
Equity method investments	$311	$299
Other investments	170	108
	$481	$407

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

Our Holding Company applies the fair value option to its investments that would otherwise be subject to the equity method of accounting. We record unrealized gains and losses for the change in fair value of such investments as a component of net (loss) gain from investment activities in the consolidated statements of operations. We believe that these investments, individually, and in the aggregate, are not material to our consolidated financial statements.

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
Level 2 - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments that are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives. The inputs and assumptions of our Level 2 investments are derived from market observable sources including reported trades, broker/dealer quotes and other pertinent data.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

Investment
The following table summarizes the valuation of the Investment Funds' investments and derivative contracts by the above fair value hierarchy levels as of June 30, 2013 and December 31, 2012:

	June 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments:
Equity securities:
Basic materials	$47	$26	$—	$73	$144	$9	$—	$153
Communications	1,161	14	—	1,175	560	16	—	576
Consumer, non-cyclical	2,093	—	—	2,093	1,340	—	—	1,340
Consumer, cyclical	271	—	—	271	261	—	—	261
Diversified	26	—	—	26	—	—	—	—
Energy	1,901	123	—	2,024	1,052	55	—	1,107
Financial	224	—	—	224	244	—	—	244
Funds	—	—	—	—	—	308	—	308
Technology	2,600	128	—	2,728	325	—	—	325
Utilities	—	—	—	—	208	—	—	208
	8,323	291	—	8,614	4,134	388	—	4,522
Corporate debt:
Consumer, cyclical	—	—	289	289	—	—	288	288
Financial	—	11	—	11	—	50	—	50
Sovereign debt	—	4	—	4	—	5	—	5
Utilities	—	30	—	30	—	31	—	31
	—	45	289	334	—	86	288	374
Mortgage-backed securities:
Financial	—	175	—	175	—	188	—	188
	8,323	511	289	9,123	4,134	662	288	5,084
Derivative contracts, at fair value(1)	—	—	—	—	—	—	—	—
	$8,323	$511	$289	$9,123	$4,134	$662	$288	$5,084
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, cyclical	$667	$—	$—	$667	$473	$—	$—	$473
Funds	—	—	—	—	—	60	—	60
	667	—	—	667	473	60	—	533
Derivative contracts, at fair value(2)	—	658	—	658	—	84	—	84
	$667	$658	$—	$1,325	$473	$144	$—	$617

(1)	Included in other assets in our consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

The changes in investments measured at fair value for which our Investment segment has used Level 3 input to determine fair value are as follows:

	Six Months Ended June 30,
	2013	2012
	(in millions)
Balance at January 1	$288	$289
Gross realized and unrealized gains (losses)	4	2
Gross proceeds	(3)	(4)
Balance at June 30	$289	$287
Unrealized gains of $4 million are included in earnings related to Level 3 investments still held at June 30, 2013 by our Investment segment. Total realized and unrealized gains and losses recorded for Level 3 investments, if any, are reported in net gain from investment activities in our consolidated statements of operations.
The Investment Funds held one Level 3 corporate debt investment at June 30, 2013.  Fair value was determined through yield analysis of comparable loans to which we applied a risk premium that we determined to be appropriate, which resulted in a lower valuation for our Level 3 investment.  Increasing the risk premium by 1% would result in a 2% decrease in the fair value of the loan. Decreasing the risk premium by 1% would have no effect on the fair value of the loan.
Other Segments and Holding Company
The following table summarizes the valuation of our Automotive and Energy segments and our Holding Company investments, derivative contracts and other liabilities by the above fair value hierarchy levels as of June 30, 2013 and December 31, 2012:

	June 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Marketable equity and debt securities	$22	$—	$—	$22	$1	$—	$—	$1
Trading securities	—	—	114	114	—	—	60	60
Derivative contracts, at fair value(1)	—	71	—	71	—	1	21	22
	$22	$71	$114	$207	$1	$1	$81	$83
Liabilities
Other liabilities	$—	$43	$—	$43	$—	$1	$—	$1
Derivative contracts, at fair value(2)	—	12	—	12	—	89	—	89
	$—	$55	$—	$55	$—	$90	$—	$90

(1)	Amounts are classified within other assets in our consolidated balance sheets.

(2)	Amounts are classified within accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

The changes in trading securities measured at fair value for which our Holding Company have used Level 3 input to determine fair value are as follows:

Six Months Ended June 30,
2013
(in millions)
Balance at January 1	$81
Purchase	46
Gross unrealized losses	(13)
Balance at June 30	$114

A certain security and a related derivative held by the Holding Company was transferred from Level 2 to Level 3 during the fourth quarter of 2012 because there was a lack of observable market data due to a decrease in market activity for this security. This security was valued based on trading EBITDA multiples and enterprise value to resource ratios of market comparables.
Unrealized losses of $13 million are included in earnings related to Level 3 investments still held at June 30, 2013 by our Holding Company. Total realized and unrealized gains and losses recorded for Level 3 investments, if any, are reported in net (loss) gain from investment activities in our consolidated statements of operations.
Assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2013 and 2012 are set forth in the table below:

	June 30,
	2013		2012
Category	Fair Value of Level 3 Asset	Recognized Impairment	Fair Value of Level 3 Asset	Recognized Impairment
	(in millions)
Property, plant and equipment	$23	$5	$29	$19
Intangible assets	—	—	62	15
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
Certain derivative contracts with a single counterparty executed by the Investment Funds, our Automotive or Energy segments, or by our Holding Company are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. Values for the derivative financial instruments, principally swaps, forwards, over-the-counter options and other conditional and exchange contracts, are reported on a net-by-counterparty basis. As a result, the net exposure to counterparties is reported in either other assets or accrued expenses and other liabilities in our consolidated balance sheets.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

In the normal course of business, the Investment Funds and the Holding Company may trade various financial instruments and enter into certain investment activities, which may give rise to off-balance-sheet risks, with the objective of capital appreciation or as economic hedges against other securities or the market as a whole. The Investment Funds' and the Holding Company's investments may include futures, options, swaps and securities sold, not yet purchased. These financial instruments represent future commitments to purchase or sell other financial instruments or to exchange an amount of cash based on the change in an underlying instrument at specific terms at specified future dates. Risks arise with these financial instruments from potential counterparty non-performance and from changes in the market values of underlying instruments.
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
The Investment Funds and the Holding Company have entered into various types of swap contracts with other counterparties. These agreements provide that they are entitled to receive or are obligated to pay in cash an amount equal to the increase or decrease, respectively, in the value of the underlying shares, debt and other instruments that are the subject of the contracts, during the period from inception of the applicable agreement to its expiration. In addition, pursuant to the terms of such agreements, they are entitled to receive or obligated to pay other amounts, including interest, dividends and other distributions made in respect of the underlying shares, debt and other instruments during the specified time frame. They are also required to pay to the counterparty a floating interest rate equal to the product of the notional amount multiplied by an agreed-upon rate, and they receive interest on any cash collateral that they post to the counterparty at the federal funds or LIBOR rate in effect for such period.
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
The Investment Funds may also enter into foreign currency contracts for purposes other than hedging denominated securities. When entering into a foreign currency forward contract, the Investment Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date unless the contract is closed before such date. The Investment Funds record unrealized gains or losses on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into such contracts and the forward rates at the reporting date.
The Investment Funds may also purchase and write option contracts. As a writer of option contracts, the Investment Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Investment Funds are obligated to purchase or sell, at the holder's option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds' satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets. At June 30, 2013, the maximum payout amounts relating to certain put options written by the Investment Funds were approximately $630 million.  At December 31, 2012, the maximum payout amounts relating to certain put options written by the Investment Funds approximated $7.9 billion, of which approximately $6.8 billion related to covered put options on existing

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

short positions on a certain stock index. As of June 30, 2013 and December 31, 2012, there were unrealized gains of less than $1 million and $180 million, respectively.
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds' derivative instruments with credit-risk-related contingent features that are in a liability position at June 30, 2013 and December 31, 2012 was $662 million and $84 million, respectively.
At June 30, 2013 and December 31, 2012, the Investment Funds had $270 million and $148 million, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash in our consolidated balance sheets.
U.S. GAAP requires the disclosure of information about obligations under certain guarantee arrangements. Such guarantee arrangements requiring disclosure include contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.
Each Investment Fund's assets may be held in one or more accounts maintained for the Investment Fund by its prime broker or at other brokers or custodian banks, which may be located in various jurisdictions. The prime broker and custodian banks are subject to various laws and regulations in the relevant jurisdictions in the event of their insolvency. Accordingly, the practical effect of these laws and their application to the Investment Funds' assets may be subject to substantial variations, limitations and uncertainties. The insolvency of any of the prime brokers, custodian banks or clearing corporations may result in the loss of all or a substantial portion of the Investment Funds' assets or in a significant delay in the Investment Funds' having access to those assets.
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
Automotive
Interest Rate Risk
During 2008, Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. During the first quarter of 2013, the majority of these interest swap agreements expired. As of June 30, 2013 the remaining five-year interest swap agreements have a total notional value of $140 million. As of June 30, 2013 and December 31, 2012, unrealized net losses of $1 million and $10 million, respectively, were recorded in accumulated other comprehensive loss as a result of these hedges. As of June 30, 2013, losses of $1 million are expected to be reclassified from accumulated other comprehensive loss to the consolidated statement of operations within the next six months.
These interest rate swaps reduce Federal-Mogul's overall interest rate risk. However, due to the remaining outstanding borrowings on Federal-Mogul's debt facilities and other borrowing facilities that continue to have variable interest rates, management believes that interest rate risk to Federal-Mogul could be material if there are significant adverse changes in interest rates. To the extent that interest rates change by 25 basis points, Federal-Mogul's annual interest expense would show a corresponding change of approximately $7 million and $2 million for the years ending December 31, 2014 and 2015, respectively, representing the term of Federal-Mogul's variable-rate term loans.
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
June 30, 2013 (Unaudited)

natural gas, copper, nickel, tin, zinc, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to 15 months in the future.
Federal-Mogul had commodity price hedge contracts outstanding with combined notional values of $67 million and $45 million at June 30, 2013 and December 31, 2012, respectively, substantially all of which mature within one year in each of the respective periods and substantially all of which were designated as hedging instruments for accounting purposes. Unrealized net (losses) gains of $(6) million and $1 million were recorded in accumulated other comprehensive loss as of June 30, 2013 and December 31, 2012, respectively.
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
Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Federal-Mogul had notional values of $93 million and $160 million of foreign currency hedge contracts outstanding at June 30, 2013 and December 31, 2012, respectively, of which $18 million and $11 million, respectively, were designated as cash flow hedging instruments for accounting purposes. Unrealized net gains of zero and $1 million were recorded in accumulated other comprehensive loss as of June 30, 2013 and December 31, 2012, respectively, for the contracts designated as hedging instruments. The remaining outstanding contracts as of June 30, 2013 were entered into by Federal-Mogul in order to offset fluctuations in consolidated earnings caused by changes in currency rates used to translate earnings at foreign subsidiaries into U.S. dollars over the next 12 months. These contracts are not designated as hedging instruments for accounting purposes and are marked to market through the income statement. Unrealized losses of $4 million and $3 million related to these contracts were recorded in other income (loss), net for the three and six months ended June 30, 2013, respectively.
Concentrations of Credit Risk
Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. Federal-Mogul's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of Federal-Mogul's direct sales during the six months ended June 30, 2013. Federal-Mogul had one VCS customer that accounted for 17% of its net accounts receivable balance as of June 30, 2013. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.
Energy
CVR is subject to price fluctuations caused by supply conditions, weather, economic conditions, interest rate fluctuations and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, CVR from time to time enters into various commodity derivative transactions.
CVR has adopted accounting standards that impose extensive record-keeping requirements in order to designate a derivative financial instrument as a hedge. CVR holds derivative instruments, such as exchange-traded crude oil futures and certain over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges for GAAP purposes. Gains or losses related to the change in fair value and periodic settlements of these derivative instruments are included in other (loss) income, net in the consolidated statements of operations.
CVR maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the consolidated balance sheets. The maintenance margin balance is included within other assets in consolidated balance sheets. Depending upon the position of the open commodity derivatives as of the reporting date, the amounts are classified either as an asset or liability within the consolidated balance sheets. From time to time, CVR may be required to deposit additional funds into this margin account. The fair value of the open commodity positions as of each of June 30, 2013 and December 31, 2012 was a net loss of less than $1

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

million which is included in accrued expenses and other liabilities in the consolidated balance sheets. For the three and six months ended June 30, 2013, CVR recognized a net realized and unrealized loss of less than $1 million and $2 million, respectively, which is included in other (loss) income, net in the consolidated statements of operations. For the period May 5, 2012 through June 30, 2012, CVR recognized a net realized and unrealized gain of $3 million, which is included in other (loss) income, net in the consolidated statements of operations.
Commodity Swap
In September 2011, CVR Refining entered into several commodity swap contracts with effective periods beginning in January 2012. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the consolidated balance sheets with changes in fair value currently recognized in the consolidated statement of operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. As of June 30, 2013 and December 31, 2012, CVR had open commodity hedging instruments consisting of 20.0 million and 23.3 million barrels, respectively, of crack spreads primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at June 30, 2013 and December 31, 2012 was a net unrealized gain and unrealized loss of $72 million and $67 million, respectively. For the three and six months ended June 30, 2013, CVR recognized net realized and unrealized gains of $121 million and $103 million, respectively, which is included in other (loss) income, net in the consolidated statements of operations. For the period May 5, 2012 through June 30, 2012, CVR recognized net realized and unrealized loss of $6 million, which is included in other (loss) income, net in the consolidated statements of operations.
Interest Rate Swap
On June 30 and July 1, 2011, Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF") entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt, which matures in April 2016. The aggregate notional amount covered under these agreements totals $63 million (split evenly between the two agreement dates) and commenced on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three-month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three-month LIBOR and pay a fixed rate of 1.975%. Both swap agreements are settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three-month LIBOR as governed by the CRNF credit agreement. As of both June 30, 2013 and December 31, 2012, the effective rate was approximately 4.6%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in interest expense in the consolidated statements of operations. The realized loss on the interest rate swap reclassified from accumulated other comprehensive loss into interest expense was less than $1 million for the six months ended June 30, 2013.
Consolidated Derivative Information
At June 30, 2013, the volume of our derivative activities based on their notional exposure, categorized by primary underlying risk, are as follows:

	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Equity swaps	$1	$6,274
Foreign currency forwards	93	2,180
Interest rate swap contracts	203	—
Commodity contracts	79	588

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

The following table presents the consolidated fair values of our derivatives that are not designated as hedging instruments:

Derivatives Not Designated as Hedging Instruments	Asset Derivatives(1)		Liability Derivatives(2)
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(in millions)
Equity contracts	$—	$21	$662	$35
Foreign exchange contracts	4	—	4	59
Commodity contracts	74	8	2	74
Sub-total	78	29	668	168
Netting across contract types(3)	(6)	(7)	(6)	(7)
Total(3)	$72	$22	$662	$161

(1)	Net asset derivatives are located within other assets in our consolidated balance sheets.

(2)	Net liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.

(3)	Excludes netting of cash collateral received and posted. The total collateral posted at June 30, 2013 and December 31, 2012 was $270 million and $148 million, respectively, across all counterparties.
The following table presents the effects of our derivative instruments not designated as hedging instruments on the statements of operations for the three and six months ended June 30, 2013 and 2012:

	Gain (Loss) Recognized in Income(1)
Derivatives Not Designated as Hedging Instruments	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Equity contracts	$(179)	$(41)	$(824)	$(440)
Foreign exchange contracts	(38)	66	30	25
Commodity contracts	121	(2)	101	(2)
	$(96)	$23	$(693)	$(417)

(1)
Gains (losses) recognized on derivatives are classified in net gain from investment activities in our consolidated statements of operations for our Investment segment and are included in other income (loss), net for all other segments.

The following table presents the consolidated fair values of our derivative instruments that are designated as cash flow hedging instruments:

Derivatives Designated as Cash Flow Hedging Instruments	Asset Derivatives(1)		Liability Derivatives(2)
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(in millions)
Interest rate swap contracts	$—	$—	$3	$13
Commodity contracts	—	2	6	1
Sub-total	—	2	9	14
Netting across contract types	—	(2)	—	(2)
Total	$—	$—	$9	$12

(1)	Located within other assets in our consolidated balance sheets.

(2)	Located within accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

The following tables present the effect of our derivative instruments that are designated as cash flow hedging instruments on our consolidated financial statements for the three and six months ended June 30, 2013 and 2012:

Three Months Ended June 30, 2013
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$—	$(1)	Interest expense
Commodity contracts	(6)	(1)	Cost of goods sold
Foreign currency contracts	—	—
	$(6)	$(2)

Three Months Ended June 30, 2012
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$—	$(9)	Interest expense
Commodity contracts	(6)	(4)	Cost of goods sold
Foreign currency contracts	1	1	Cost of goods sold
	$(5)	$(12)

Six Months Ended June 30, 2013
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$1	$(8)	Interest expense
Commodity contracts	(8)	(1)	Cost of goods sold
Foreign currency contracts	—	—
	$(7)	$(9)

Six Months Ended June 30, 2012
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$(3)	$(19)	Interest expense
Commodity contracts	2	(6)	Cost of goods sold
Foreign currency contracts	(1)	1	Cost of goods sold
	$(2)	$(24)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

7.	Inventories, Net.
Inventories, net consists of the following:

	June 30, 2013	December 31, 2012
	(in millions)
Raw materials	$494	$495
Work in process	278	248
Finished goods	1,257	1,212
	$2,029	$1,955

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
	(in millions)
Automotive	$1,375	$(226)	$1,149	$1,368	$(226)	$1,142
Energy	930	—	930	930	—	930
Railcar	7	—	7	7	—	7
Food Packaging	3	—	3	3	—	3
	$2,315	$(226)	$2,089	$2,308	$(226)	$2,082

Intangible assets, net consists of the following:

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$919	$(267)	$652	$921	$(238)	$683
Developed technology	120	(62)	58	121	(57)	64
In-place leases	121	(48)	73	121	(43)	78
Gasification technology license	60	(3)	57	60	(2)	58
Other	47	(17)	30	47	(15)	32
	$1,267	$(397)	$870	$1,270	$(355)	$915
Indefinite-lived intangible assets:
Trademarks and brand names			$260			$262
Gaming licenses			29			29
			289			291
Intangible assets, net			$1,159			$1,206
Amortization expense associated with definite-lived intangible assets for the three months ended June 30, 2013 and 2012 was $20 million and $18 million, respectively. Amortization expense associated with definite-lived intangible assets for the six months ended June 30, 2013 and 2012 was $41 million and $33 million, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

Automotive
During the six months ended June 30, 2013, we increased our Automotive segment's goodwill by $7 million and decreased definite-lived intangible assets by $3 million to adjust for the purchase price allocation relating to its BERU spark plug business acquisition in June 2012.
Energy
On May 4, 2012, we acquired a controlling interest in CVR. We finalized the purchase price allocation during the second quarter of 2013. As a result of the acquisition, we recorded goodwill of $930 million, of which $574 million and $356 million was allocated to our Energy segment's petroleum and fertilizer reporting units, respectively. The goodwill arising from the acquisition was largely due to certain CVR factors, including CVR's location attributes, trained and assembled workforce, and a deferred tax liability offset adjustment, which arises from the nature of the stock transaction. Specifically related to locational attributes, CVR is an inland refiner that buys the majority of its crude oil at prices linked to the West Texas Intermediate benchmark and then sells gasoline at prices based on global benchmarks like the North Sea Brent crude.  This reduced feedstock cost has benefited the gross margins of mid-continent refiners such as CVR.  Oil production in the mid-continent, combined with availabilities from Canada, was expected to increase faster than the inland crude could be piped out of the region, causing an oversupply of crude in Cushing, Oklahoma. None of the goodwill recognized is deductible for income tax purposes.
We finalized the purchase price allocation of CVR during the second quarter of 2013. As a result of finalizing the purchase price allocation, we increased the allocation of goodwill for our petroleum reporting unit by $102 million and decreased the allocation of goodwill related to our fertilizer reporting unit by $102 million. These changes are reflected in the balance of goodwill allocated to each of our Energy reporting units as discussed above. In addition, we decreased the equity attributable to non-controlling interests by $25 million and increased equity attributable to us by $25 million, which is included in changes in subsidiary equity and other in our consolidated statements of changes in equity.
We are currently performing the annual goodwill impairment test for our Energy segment which will be finalized during the third quarter of 2013. Any goodwill impairment charge that results from this annual impairment test for our Energy segment will be recorded in the third quarter of 2013.
In connection with our acquisition of a controlling interest in CVR, we recorded definite-lived intangible assets aggregating $410 million, of which $340 million related to customer relationships with a useful life of 20 years, $60 million related to a gasification technology license with a useful life of 25 years and $10 million related to permitting assets with a useful life of 25 years. The gasification technology license and customer relationships definite-lived intangibles were allocated solely to our Energy segment's fertilizer reporting unit and the permitting assets definite-lived intangible assets were allocated solely to our Energy segment's petroleum reporting unit.
  The fair value of the customer relationships acquired of $340 million was valued using the multi-period excess earnings method ("MPEEM"), a form of the income approach.  The MPEEM valuation methodology seeks to isolate the cash-flow stream attributable to a specific intangible asset being valued from the asset grouping's overall cash-flow stream.  Under the MPEEM, a capital charge (i.e., an economic rental charge) against the total cash-flow stream is made for the use of the contributory assets that contribute to the cash flow generating ability of the specific intangible asset under analysis, which leaves an excess-earnings (or residual) stream applicable to the intangible asset being valued.  Significant assumptions utilized in the MPEEM method included an assumed long-term revenue growth rate of 3%, an annual attrition rate of 5.0%, and a discount rate of 10.5%.  The attrition rate applied in the MPEEM is the product of an analysis of five years of sales data by customer (from 2007 to 2011, which was chosen as an appropriate historical period to analyze given the reliability of the underlying sales by customer data and the fact that it demonstrated attrition in both positive and negative economic cycles), where the revenue-based attrition rate ranged from approximately 5% to 7.5%. The selection of 5% was based on the observed attrition rate in 2011, which was deemed to be more representative of future attrition than that observed during the financial crisis (i.e., 7.7% in 2009). The discount rate is based on our Energy segment's fertilizer business unit's required rate of return on equity, which included a risk premium of 1.5% reflecting the inherent risks and uncertainties of customer relationships.  Our Energy segment's fertilizer business unit relies on recurring relationships with significant customers to generate a material portion of its total revenues and expects existing customers to generate significant growth in the future.  Our Energy segment's top ten customers accounted for approximately 60% of revenues in 2011 in every year and each, but for one, generated revenue from 2007 to 2011. Our Energy segment's management believes these customers to be recurring relationships.  Based on our analysis of the nature and extent of the customer relationships that our Energy segment's fertilizer business has had with its

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

significant customers, including observed historical attrition and the historical length of such relationships, which for the top ten customers dates back to when the fertilizer business was formed in its current capacity in 2004, we estimated that the customer base would reasonably continue to produce cash flows for a period of 20 years.
The fair value of gasification technology license of $60 million was determined using the relief from royalty method, a form of both the market and income approach. Under the relief from royalty method, the value of the intangible asset is determined based on the present value of the royalties that a company is relieved from paying as a result of owning such assets. Thus, because our Energy segment's fertilizer business holds a paid-up, royalty-free license to use, we estimated the benefit of the relief from the royalty expense that would need to be incurred in the absence of a royalty-free license. Significant assumptions used in the relief from royalty method included a market royalty rate of 1.5% and a discount rate of 9%. The market royalty rate was determined based on analysis of prevailing royalty rates paid for the use of similar technologies in the marketplace, which ranged from 1.0% to 9.0%, with a median of 5.0% and a lower quartile of 2.0%. The discount rate is based on our Energy segment's fertilizer business unit's required rate of return on equity.
The fair value of permitting assets of $10 million, which is included in other in the table above, was determined using the discounted cash flow method, a form of income approach. The permitting assets pertain to our Energy segment's petroleum business' water usage rights. Because the permitting assets allow our Energy segment's petroleum business to save costs related to water usage, there is value to such rights. Significant assumptions in the discounted cash flow method included an annual cost savings growth rate of 2% and a discount rate of 11.5%. The savings rate was determined based on the long-term growth of our Energy segment's petroleum business. The discount rate is based on our Energy segment's petroleum business unit's required rate of return on equity.
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

9.	Property, Plant and Equipment, Net.
Property, plant and equipment, net consists of the following:

	Useful Life	June 30, 2013	December 31, 2012
	(in years)	(in millions)
Land		$460	$465
Buildings and improvements	4 - 40	2,078	2,064
Machinery, equipment and furniture	1 - 30	4,785	4,519
Assets leased to others	15 - 39	887	743
Construction in progress		543	649
		8,753	8,440
Less: Accumulated depreciation and amortization		(2,125)	(1,917)
Property, plant and equipment, net		$6,628	$6,523
Depreciation and amortization expense related to property, plant and equipment for the three months ended June 30, 2013 and 2012 was $139 million and $115 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the six months ended June 30, 2013 and 2012 was $273 million and $200 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

10.	Debt.
Debt consists of the following:

	Icahn Enterprises		Icahn Enterprises Holdings
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(in millions)		(in millions)
8% senior unsecured notes due 2018 - Icahn Enterprises/Icahn Enterprises Holdings	$2,474	$2,476	$2,471	$2,471
7.75% senior unsecured notes due 2016 - Icahn Enterprises/Icahn Enterprises Holdings	1,050	1,050	1,047	1,047
Senior unsecured variable rate convertible notes due 2013 - Icahn Enterprises/Icahn Enterprises Holdings	556	556	556	556
Debt facilities - Automotive	2,739	2,738	2,739	2,738
Debt facilities - Energy	500	749	500	749
Credit facilities - Energy	125	125	125	125
Senior unsecured notes and secured term loan facility - Railcar	198	275	198	275
Credit facilities - Gaming	170	171	170	171
Senior secured notes and revolving credit facility - Food Packaging	214	214	214	214
Mortgages payable - Real Estate	51	70	51	70
Other	168	124	168	124
	$8,245	$8,548	$8,239	$8,540
Senior Unsecured Notes - Icahn Enterprises and Icahn Enterprises Holdings
8% Senior Unsecured Notes Due 2018 and 7.75% Senior Unsecured Notes Due 2016
On January 15, 2010, we and Icahn Enterprises Finance Corp. (“Icahn Enterprises Finance”) (collectively, the “Issuers”), issued $850 million aggregate principal amount of 7.75% Senior Unsecured Notes due 2016 (the “2016 Notes”) and $1,150 million aggregate principal amount of 8% Senior Unsecured Notes due 2018 (the “2018 Notes” and, together with the 2016 Notes, referred to as the “Initial Notes”) pursuant to the purchase agreement, dated January 12, 2010, by and among the Issuers, Icahn Enterprises Holdings, as guarantor (the “Guarantor”), and Jefferies & Company, Inc., as initial purchaser. The gross proceeds from the sale of the Initial Notes were $1,987 million, a portion of which was used to retire certain notes during 2010. Interest on the 2016 Notes and 2018 Notes is payable on January 15 and July 15 of each year, commencing July 15, 2010.
On November 12, 2010, the Issuers issued an additional $200 million aggregate principal amount of the 2016 Notes and $300 million aggregate principal amount of the 2018 Notes (such notes are collectively referred to as the “2010 Additional Notes”), pursuant to the purchase agreement, dated November 8, 2010, by and among the Issuers, Icahn Enterprises Holdings, as guarantor, and Jefferies & Company, Inc., as initial purchaser. The gross proceeds from the sale of the 2010 Additional Notes were $512 million. On January 17, 2012, February 6, 2012 and July 12, 2012, the Issuers issued an additional aggregate $1,000 million principal amount of the 2018 Notes (such notes are collectively referred to as the “2012 Additional Notes”), pursuant to their respective purchase agreements, by and among the Issuers, Icahn Enterprises Holdings, as guarantor, and Jefferies & Company, Inc., as initial purchaser. The 2010 Additional Notes and 2012 Additional Notes constitute the same series of securities as the Initial Notes for purposes of the indenture governing the notes and vote together on all matters with such series. The 2010 Additional Notes and the 2012 Additional Notes have substantially identical terms as the Initial Notes.
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
June 30, 2013 (Unaudited)

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
The notes and the related guarantee are the senior unsecured obligations of the Issuers and the Guarantor and rank equally with all of the Issuers' and the Guarantor's existing and future senior unsecured indebtedness and rank senior to all of the Issuers' and the Guarantor's existing and future subordinated indebtedness. The notes and the related guarantee are effectively subordinated to the Issuers' and the Guarantor's existing and future secured indebtedness to the extent of the collateral securing such indebtedness. The notes and the related guarantee are also effectively subordinated to all indebtedness and other liabilities of the Issuers' subsidiaries other than the Guarantor.
Senior Unsecured Variable Rate Convertible Notes Due 2013 - Icahn Enterprises and Icahn Enterprises Holdings
In April 2007, we issued an aggregate of $600 million of variable rate senior convertible notes due 2013 (“variable rate notes”). The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act, and issued pursuant to an indenture dated as of April 5, 2007, by and among us, as issuer, Icahn Enterprises Finance, as co-issuer, and Wilmington Trust Company, as trustee. Other than Icahn Enterprises Holdings, no other subsidiaries guaranteed payment on the variable rate notes. The variable rate notes bear interest at a rate of three-month LIBOR minus 125 basis points, but the all-in-rate can be no less than 4.0% nor more than 5.5%, and were eligible to be convertible into our depositary units. As of June 30, 2013, the interest rate was 4.0%. The interest on the variable rate notes is payable quarterly on each January 15, April 15, July 15 and October 15. The variable rate notes mature on August 15, 2013. As discussed below, as a result of our delivery of notice of satisfaction and discharge (the "Notice") with respect to the variable rate notes on January 25, 2013, the holders of the variable rate notes will continue to have the right to receive payment of principal and interest on the variable notes through maturity, but no longer have the right to convert variable rate notes into Icahn Enterprises' depositary units.
Prior to our delivery of Notice, in the event that we declared a cash dividend or similar cash distribution in any calendar quarter with respect to our depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits and/or stock dividends) ("Excess Dividends"), the indenture governing the variable rate notes required that we simultaneously make such distribution to holders of the variable rate notes in accordance with a formula set forth in the indenture. As discussed below, this provision was satisfied and discharged on the Discharge Date (as hereinafter defined). Accordingly, no distributions in respect of Excess Dividends will be paid to holders of the variable rate notes during the year ending December 31, 2013. In addition, because there were no Excess Dividends during the year ended December 31, 2012, no such distributions were paid to holders of the variable rate notes for that period.
On January 25, 2013, Icahn Enterprises and Icahn Enterprises Holdings delivered the Notice to the registered holders of our outstanding variable rate notes in accordance with the terms of the indenture dated as of April 5, 2007, among Icahn Enterprises, as issuer, Icahn Enterprises Finance Corp., as co-issuer, Icahn Enterprises Holdings, as guarantor, and Wilmington Trust Company, as trustee, governing the variable rate notes. The aggregate outstanding principal amount of the variable rate notes prior to the satisfaction and discharge was $600 million, of which $44 million was held directly by Icahn Enterprises Holdings.
 As set forth in the Notice, on January 29, 2013 (the “Discharge Date”), Icahn Enterprises deposited with Wilmington Trust Company, to be held in trust by it in accordance with the provisions of the variable rate notes and the indenture dated as of April 5, 2007, cash in the amount sufficient to pay and discharge all indebtedness on the outstanding variable rate notes consisting of: (a) all accrued and unpaid interest payable on the quarterly interest payment dates on April 15 and July 15, 2013, and (b) all principal and accrued and unpaid interest payable upon maturity of the variable rate notes on August 15, 2013. On and after the Discharge Date, (a) the indenture dated as of April 5, 2007 was satisfied and discharged and ceased to be of further effect as to all variable rate notes and Note Guarantees (as defined in such indenture) issued thereunder and (b) holders will continue to have the right to receive payment of principal and interest on the variable rate notes through maturity, but will no

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

longer have the right to convert variable rate notes into our depositary units. In addition, the holders of the variable rate notes will no longer receive the right to receive Excess Dividends in respect to our declaration of dividends.
Senior Unsecured Notes Restrictions and Covenants
The indenture governing both the 2016 Notes and the 2018 Notes (including the 2010 Additional Notes and the 2012 Additional Notes) restricts the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indenture also restricts the incurrence of debt or the issuance of disqualified stock, as defined in the indenture, with certain exceptions. In addition, the indenture requires that on each quarterly determination date we and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indenture also restricts the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates.
As of June 30, 2013 and December 31, 2012, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indenture. Additionally, as of June 30, 2013, based on covenants in the indenture governing our senior unsecured notes, we are permitted to incur approximately $2.6 billion in additional indebtedness.
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
As of June 30, 2013 and December 31, 2012, the borrowing availability under Federal-Mogul's revolving credit facility was $492 million and $451 million, respectively. Federal-Mogul had $40 million and $37 million of letters of credit outstanding as June 30, 2013 and December 31, 2012, respectively, pertaining to Federal-Mogul's term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.
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
The Federal-Mogul Debt Facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on (i) investments; (ii) certain acquisitions, mergers or consolidations; (iii) sale and leaseback transactions; (iv) certain transactions with affiliates, and (v) dividends and other payments in respect of capital stock. Pursuant to the terms of the Federal-Mogul Debt Facilities, $50 million of the Tranche C Term Loan proceeds were deposited in a term letter of credit account. At June 30, 2013 and December 31, 2012, Federal-Mogul was in compliance with all debt covenants under the Federal-Mogul Debt Facilities.
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
June 30, 2013 (Unaudited)

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
The CVR First Lien Notes were scheduled to mature on April 1, 2015, unless earlier redeemed or repurchased by the CVR Issuers. See further discussion below related to the tender and redemption of all the outstanding CVR First Lien Notes in the fourth quarter of 2012. The CVR Second Lien Notes mature on April 1, 2017, unless earlier redeemed or repurchased by the CVR Issuers. On January 23, 2013, a portion of the proceeds from CVR Refining's IPO were utilized to satisfy and discharge the indenture governing the CVR Second Lien Notes. As a result, all of the outstanding CVR Second Lien Notes were redeemed on January 23, 2013 resulting in a gain on extinguishment of debt of $5 million for our Energy segment in the first quarter of 2013.
Interest was payable on the Notes semi-annually on April 1 and October 1 of each year. The CVR Notes were fully and unconditionally guaranteed by each of CRLLC's subsidiaries other than CVR Partners and CRNF.
As a result of our acquisition of CVR on May 4, 2012, we revalued the CVR Notes to their acquisition date fair values, resulting in the recognition of premiums aggregating $54 million which was amortized to interest expense on a straight line basis over the life of the CVR Notes. As a result of redemption of the CVR Second Lien Notes discussed above, the premium balance of $25 million was written off during the first quarter of 2013. In addition, our acquisition of a controlling interest in CVR constituted a change of control requiring the CVR Issuers to make an offer to repurchase all of its outstanding CVR Notes at 101.0% of the principal amount of notes tendered.  On June 4, 2012, the CVR Issuers offered to purchase all or any part of the CVR Notes, at a cash purchase price of 101% of the aggregate principal amount of the CVR Notes, plus accrued and unpaid interest, if any.  The offer expired on July 5, 2012 with none of the outstanding CVR Notes tendered.
On October 23, 2012, CVR Refining LLC (“Refining LLC”) and its wholly owned subsidiary, Coffeyville Finance Inc., completed a private offering of $500 million in aggregate principal amount of 6.50% Second Lien Secured Notes due 2022 (the "2022 Notes"). The 2022 Notes were issued at par. Refining LLC received approximately $493 million of cash proceeds, net of underwriting fees, but before deducting other third-party fees and expenses associated with the offering. The 2022 Notes were secured by substantially the same assets that secured the then outstanding CVR Second Lien Notes, subject to exceptions, until such time that the outstanding CVR Second Lien Notes were satisfied and discharged in full which occurred on January 23, 2013. The 2022 Notes are fully and unconditionally guaranteed by CVR Refining and each of CVR Refining's existing domestic subsidiaries on a joint and several basis. CVR Refining has no independent assets or operations and Refining LLC is a 100% owned finance subsidiary of CVR Refining. Prior to the satisfaction and discharge of the CVR Second Lien Notes, which occurred on January 23, 2013, the 2022 Notes were also guaranteed by CRLLC. CVR, CVR Partners and CRNF are not guarantors of the 2022 Notes. $348 million of the net proceeds from the offering was used to fund a completed and settled tender offer resulting in the purchase of $323 million of the 9.0% First Lien Notes due April 1, 2015 and to settle accrued interest of $2 million through October 23, 2012 and to pay related fees and expenses. A premium of $23 million was incurred associated with the tender.
The 2022 Notes mature on November 1, 2022, unless earlier redeemed or repurchased by the issuers. Interest is payable on the 2022 Notes semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013.
The 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The 2022 Notes provide that CVR Refining can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the 2022 Notes. As of June 30, 2013, CVR Refining was in compliance with the covenants contained in the 2022 Notes.
Amended and Restated Asset Backed (ABL) Credit Facility
On December 20, 2012, CRLLC, CVR Refining and Refining LLC and each of the operating subsidiaries of Refining LLC (collectively, the “Credit Parties”) entered into an amended and restated ABL credit agreement (“Amended and Restated ABL Credit Facility") with a group of lenders and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and collateral agent. The Amended and Restated ABL Credit Facility replaced a previous ABL credit facility and is scheduled to mature on December 20, 2017. Under the Amended and Restated ABL Credit Facility, CVR Refining assumed

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

CVR's position as borrower and CVR's obligations under the facility upon the closing of CVR Refining's IPO on January 23, 2013.
The Amended and Restated ABL Credit Facility is a senior secured asset based revolving credit facility in an aggregate principal amount of up to $400 million with an incremental facility, which permits an increase in borrowings of up to $200 million subject to additional lender commitments and certain other conditions. The proceeds of the loans may be used for capital expenditures and working capital and general purposes of the Credit Parties and their subsidiaries. The Amended and Restated ABL Credit Facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of 10% of the total facility commitment for swingline loans and 90% of the total facility commitment for letters of credit.
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
The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their respective subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investment and loans, enter into affiliate transactions, issue equity interests or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. The Credit Parties were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of June 30, 2013.
As of June 30, 2013, CRLLC had availability under the Amended and Restated ABL Credit Facility of $373 million and had letters of credit outstanding of $27 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of June 30, 2013.
CVR Partners Credit Facility
On April 13, 2011, CRNF, as borrower, and CVR Partners, as guarantor, entered into a new credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125 million and a revolving credit facility of $25 million, which was undrawn as of June 30, 2013, with an uncommitted incremental facility of up to $50 million. No amounts were outstanding under the revolving credit facility at June 30, 2013.
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
The credit facility requires CVR Partners to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets and the ability of CVR Partners to dispose of assets, to make restricted payments, investments and acquisitions, or enter into sale-leaseback transactions and affiliate transactions. The credit facility provides that CVR Partners can make distributions to holders of its common units provided, among other things, it is in compliance with the leverage ratio and interest coverage ratio on a pro forma basis after giving effect to any distribution and there is no default or event of default under the credit facility. As of June 30, 2013, CRNF was in compliance with the covenants contained in the credit facility.
Senior Unsecured Notes and Secured Term Loan Facility - Railcar

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

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
In December 2012, ARI, through its wholly owned subsidiary, entered into a senior secured delayed draw term loan facility ("ARI Term Loan") that is secured by a portfolio of railcars, railcar leases, the receivables associated with those railcars and leases and certain other related assets. The ARI Term Loan provided for an initial draw at closing ("Initial Draw") and allows for up to two additional draws.
Upon closing, the Initial Draw was $98 million, net of fees and expenses. During the first half of 2013, ARI made two additional draws, which resulted in aggregate net proceeds of $100 million, fully utilizing the capacity of the ARI Term Loan. As of June 30, 2013 and December 31, 2012, the outstanding principal balance on the ARI Term Loan was $198 million and $100 million, respectively.
The ARI Term Loan bears interest at one-month LIBOR plus 2.5%, subject to an alternative fee as set forth in the credit agreement, and is payable on the 15th of each month. The interest rate increases by 2.0% following certain events of default. ARI is required to pay principal at an annual rate of 3.33% of the borrowed amount via monthly payments that are due on the Payment Date, with any remaining balance payable on the final scheduled maturity date. The ARI Term Loan may be prepaid at any time without premium or penalty, other than customary LIBOR breakage fees. A subsidiary of ARI is required to maintain a loan value ratio of at least 75% of the Net Aggregate Equipment Value, as defined in the ARI Term Loan. The ARI Term Loan contains restrictive covenants that limit a subsidiary of ARI's ability to, among other things, incur additional debt, issue additional equity, sell certain assets, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. Certain covenants, including those that restrict a subsidiary of ARI's ability to incur additional indebtedness and issue equity, become more restrictive if a subsidiary of ARI's debt service coverage ratio, as defined, is less than 1.05 to 1.00 as measured on a rolling three-quarter basis beginning on or after September 30, 2013. ARI was in compliance with all of its covenants under the ARI Term Loan as of June 30, 2013. As of June 30, 2013 and December 31, 2012, the net book value of ARI's railcars that were pledged as part of the ARI Term Loan was $224 million and $112 million, respectively.
Credit Facilities - Gaming
Credit Facilities
In March 2012, Tropicana entered into credit facilities (the "Tropicana Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million, issued at a discount of 2% (the "Tropicana Term Loan") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million (the "Tropicana Letter of Credit"). Commencing on June 30, 2012, the Tropicana Term Loan requires quarterly principal payments of 0.25% of the original principal amount with any remaining outstanding amounts due on the maturity date, which is March 16, 2018. The Tropicana Term Loan is secured by substantially all of Tropicana's assets and is guaranteed by all of its domestic subsidiaries.
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
The obligations under the Tropicana Term Loan bear interest, at Tropicana's election, at an annual rate equal to either: (i) the sum of (a) the Adjusted LIBOR Rate (as defined in the Tropicana Term Loan) (subject to a 1.50% floor); plus (b) a margin of 6.00%; or (ii) the sum of: (a) the alternate base rate, which is equal to the greatest of: (1) the corporate base rate of UBS AG, Stamford Branch; (2) the Federal Funds Effective Rate (as defined in the Tropicana Term Loan) plus 0.50%; or (3) the Adjusted LIBOR Rate (as defined in the Tropicana Term Loan) for one month plus 1.00% (all subject to a 2.50% floor); plus (b) a margin of 5.00%; such that, in either case, the applicable interest rate shall not be less than 7.50%.  An additional 2% default rate also applies in certain instances described in the Tropicana Term Loan. As of June 30, 2013, the interest rate was 7.5%.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

The Tropicana Term Loan may be prepaid at the option of Tropicana at any time without penalty (other than customary breakage fees). The Tropicana Term Loan contains mandatory prepayment provisions from proceeds received by Tropicana and its subsidiaries as a result of asset sales, the incurrence of indebtedness and issuance of equity, casualty events and excess cash flow (subject in each case to certain exceptions). Key covenants binding Tropicana and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, (ii) compliance with a first lien net leverage ratio, measured quarterly on a trailing twelve-month basis (3.25:1.00 for the quarter ended March 31, 2013, and reducing annually over time to 2.50:1.00 beginning as of the quarter ending March 31, 2016), and (iii) compliance with a total net leverage ratio, measured quarterly on a trailing twelve-month basis, of 5.00:1.00.  Tropicana was in compliance with the covenants of the Tropicana Term Loan at June 30, 2013.
Senior secured Notes and Revolving Credit Facility - Food Packaging
In December 2009, Viskase issued $175 million of 9.875% Senior Secured Notes due 2018 (the “Viskase Notes”). The Viskase Notes bear interest at a rate of 9.875% per annum, payable semi-annually in cash on January 15 and July 15, commencing on July 15, 2010. The Viskase Notes have a maturity date of January 15, 2018.
In May 2010, Viskase issued an additional $40 million aggregate principal amount of Viskase Notes under the indenture governing the Viskase Notes (the “Viskase Notes Indenture”). The additional notes constitute the same series of securities as the initial Viskase Notes. Holders of the initial and additional Viskase Notes vote together on all matters and the initial and additional Viskase Notes are equally and ratably secured by all collateral.
The Viskase Notes and related guarantees by any of Viskase's future domestic restricted subsidiaries are secured by substantially all of Viskase's and such domestic restricted subsidiaries' current and future tangible and intangible assets. The Viskase Notes Indenture permits Viskase to incur other senior secured indebtedness and to grant liens on its assets under certain circumstances.
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
In its foreign operations, Viskase has unsecured lines of credit with various banks providing approximately $8 million of availability. There were no borrowings under the lines of credit at June 30, 2013 and December 31, 2012.
Letters of credit in the amount of $1 million were outstanding under facilities with a commercial bank, and were cash collateralized at each of June 30, 2013 and December 31, 2012.
Mortgages Payable - Real Estate
Mortgages payable, all of which are non-recourse to us, bear interest at rates between 4.97% and 7.99% and have maturities between March 31, 2014 and October 31, 2028.
Other
Letter of Credit Facility - Home Fashion
On October 15, 2012, upon the expiration of a certain senior secured revolving credit facility of WPH, WPH entered into a letter of credit facility (the "WPH Letter of Credit") with a nationally recognized bank (the "LC Issuer"). The one-year WPH Letter of Credit has a $10 million credit line. Issuance of letters of credit under the WPH Letter of Credit is subject to 0.50% annual fee on the outstanding face amount of the letters of credit issued under the WPH Letter of Credit, which face amount as of June 30, 2013 was $6 million.  Obligations under the WPH Letter of Credit are secured by a cash collateral account pledged by WPH to LC Issuer.  The WPH Letter of Credit does not contain any financial covenants.

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
June 30, 2013 (Unaudited)

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
Components of net periodic benefit cost (gain) for the three and six months ended June 30, 2013 and 2012 are as follows:

	Pension Benefits		OPEB
	Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Service cost	$4	$7	$—	$—
Interest cost	17	20	4	4
Expected return on plan assets	(18)	(16)	—	—
Amortization of actuarial losses	7	9	1	—
Amortization of prior service credit	—	—	(3)	(4)
Settlement gain	—	—	—	—
Curtailment gain	—	—	(19)	—
	$10	$20	$(17)	$—

	Pension Benefits		OPEB
	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Service cost	$8	$14	$—	$—
Interest cost	35	41	8	8
Expected return on plan assets	(35)	(32)	—	—
Amortization of actuarial losses	13	19	3	—
Amortization of prior service credit	—	—	(6)	(8)
Settlement gain	—	(1)	—	—
Curtailment gain	—	—	(19)	—
	$21	$41	$(14)	$—

Automotive
In the second quarter of 2013, Federal-Mogul ceased operations at one of its U.S. manufacturing locations. The resulting reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in Federal-Mogul's U.S. Welfare Benefit Plan triggered the recognition of an OPEB curtailment gain of $19 million during the three and six months ended June 30, 2013, which was recorded as a reduction to selling, general and administrative in the consolidated statements of operations.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

12.	Net Income Per LP Unit.
The following table sets forth the allocation of net income attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted income per LP unit of Icahn Enterprises for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions, except per unit data)
Net income attributable to Icahn Enterprises	$54	$257	$331	$306
Less: Net income attributable to Icahn Enterprises allocable to general partner(1)	—	(3)	—	(3)
Net income attributable to Icahn Enterprises net of portion allocable 100% to general partner	54	254	331	303
Net income attributable to Icahn Enterprises allocable to limited partners (98.01% allocation)	$53	$249	$324	$297

Basic income per LP unit	$0.48	$2.44	$3.00	$2.97
Basic weighted average LP units outstanding	110	102	108	100

Dilutive effect of variable rate convertible notes:
Income		$5	$2	$11
Units		5	1	5

Dilutive effect of unit distribution declared:
Income	$—		$—
Units	1		—

Diluted income per LP unit	$0.48	$2.37	$2.99	$2.93
Diluted weighted average LP units outstanding	111	107	109	105
(1) Amount represents net income allocable to the general partner for the period May 5, 2012 through June 30, 2012, the period in which Mr. Icahn and his affiliates' ownership in IEP Energy, other than Icahn Enterprises' ownership, were considered under common control. On August 24, 2012, Mr. Icahn and his affiliates contributed this interest to us in exchange for our depositary units.
Equity Offering
On February 28, 2013, Icahn Enterprises entered into an underwriting agreement (the “February 2013 Underwriting Agreement”) with Jefferies & Company, Inc., providing for the issuance and purchase of an aggregate of 3,174,604 depositary units representing limited partner interests in Icahn Enterprises at a price to the public of $63.00 per depositary unit. The depositary units were delivered to the unitholders on March 6, 2013. Pursuant to the February 2013 Underwriting Agreement, Icahn Enterprises also granted Jefferies & Company, Inc. a 30-day option to purchase up to 476,191 additional depositary units at the same public offering price, which expired unexercised.
On June 12, 2013, Icahn Enterprises entered into an underwriting agreement (the “June 2013 Underwriting Agreement”) with Credit Suisse Securities (USA) LLC, UBS Securities LLC, Jefferies LLC, Citigroup Global Markets Inc., Oppenheimer & Co. Inc., Keefe, Bruyette & Woods, Inc., Wunderlich Securities, Inc. and KeyBanc Capital Markets Inc. (the “Underwriters”), providing for the issuance and purchase of an aggregate of 1,600,000 depositary units representing limited partner interests in Icahn Enterprises at a price to the public of $75.54 per depositary unit. The depositary units were delivered to the unitholders on June 17, 2013. Pursuant to the June 2013 Underwriting Agreement, Icahn Enterprises also granted the Underwriters a 30-day option to purchase up to an additional aggregate 240,000 additional depositary units at the same public offering price, which expired unexercised.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

Aggregate net proceeds from these equity offerings was $311 million during the six months ended June 30, 2013 after deducting underwriting discounts, commissions and other offering related fees and expenses. Additionally, in connection with these equity offerings, our general partner made aggregate contributions of $6 million to Icahn Enterprises and Icahn Enterprises Holdings during the six months ended June 30, 2013 in order to maintain its 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings.
The issuance and sale of the depositary units in connection with the equity offerings are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3 (File No. 333-158705) filed with the SEC by Icahn Enterprises on April 22, 2009 and declared effective by the SEC on May 17, 2010.
Unit Distribution
On April 29, 2013, Icahn Enterprises declared a quarterly distribution in the amount of $1.00 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. As a result, on July 5, 2013, Icahn Enterprises distributed an aggregate 1,237,191 depositary units to unit holders electing to receive depositary units in connection with this distribution.
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
Mr. Icahn and his affiliates elected to receive a majority of their proportionate share of these distributions in depositary units. As of August 5, 2013, Mr. Icahn and his affiliates owned 89.4% of Icahn Enterprises outstanding depositary units.
Because the depositary unit holder has the election to receive the distribution either in cash or additional depositary units, we recorded a unit distribution liability of $110 million on our consolidated balance sheets as the unit distribution had not been made as of June 30, 2013. In addition, the unit distribution liability is considered a potentially dilutive security and is considered in the calculation of diluted income per LP unit as disclosed above. Any difference between the liability recorded and the amount representing the aggregate value of the number of depositary units distributed and cash paid would be charged to equity.

13.	Segment Reporting.
As of June 30, 2013, our nine operating segments, which also constitute our reporting segments, are: (1) Investment; (2) Automotive; (3) Energy; (4) Metals; (5) Railcar; (6) Gaming; (7) Food Packaging; (8) Real Estate; and (9) Home Fashion. Our determination of what constitutes an operating segment is based on the various industries in which our businesses operate and how we manage those businesses in accordance with our investment strategy. We assess and measure segment operating results based on net income from continuing operations attributable to Icahn Enterprises and Icahn Enterprises Holdings, as disclosed below. In addition to our nine reporting segments, we present the results of the Holding Company, which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company. See Note 2, “Operating Units,” for a detailed description of each of our reporting segments.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

Icahn Enterprises' condensed statements of operations by reporting segment for the three and six months ended June 30, 2013 and 2012 are presented below:

	Three Months Ended June 30, 2013
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,786	$2,221	$230	$116	$—	$93	$1	$50	$—	$4,497
Other revenues from operations	—	—	—	—	34	149	—	20	—	—	203
Net gain from investment activities	(217)	—	—	—	—	—	—	—	—	(11)	(228)
Interest and dividend income	49	1	1	—	—	—	—	—	—	1	52
Other income (loss), net	—	—	119	—	(1)	—	(24)	—	1	(1)	94
	(168)	1,787	2,341	230	149	149	69	21	51	(11)	4,618
Expenses:
Cost of goods sold	—	1,506	1,939	236	90	—	70	1	45	—	3,887
Other expenses from operations	—	—	—	—	19	73	—	13	—	—	105
Selling, general and administrative	12	175	34	6	4	56	12	2	8	4	313
Restructuring	—	8	—	—	—	—	—	—	1	—	9
Impairment	—	2	—	—	—	2	—	1	—	—	5
Interest expense	2	27	12	—	1	3	6	1	—	74	126
	14	1,718	1,985	242	114	134	88	18	54	78	4,445
Income (loss) before income tax benefit (expense)	(182)	69	356	(12)	35	15	(19)	3	(3)	(89)	173
Income tax (expense) benefit	—	(13)	(94)	5	(14)	1	2	—	—	16	(97)
Net Income (loss)	(182)	56	262	(7)	21	16	(17)	3	(3)	(73)	76
Less: net (income) loss attributable to non-controlling interests	110	(14)	(106)	—	(11)	(6)	5	—	—	—	(22)
Net income (loss) attributable to Icahn Enterprises	$(72)	$42	$156	$(7)	$10	$10	$(12)	$3	$(3)	$(73)	$54

Supplemental information:
Capital expenditures	$—	$93	$51	$3	$55	$23	$4	$1	$1	$—	$231
Depreciation and amortization(1)	$—	$73	$51	$6	$8	$8	$6	$5	$2	$—	$159

	Three Months Ended June 30, 2012
	Investment	Automotive	Energy(2)	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,704	$1,412	$303	$135	$—	$86	$3	$64	$—	$3,707
Other revenues from operations	—	—	—	—	20	164	—	20	—	—	204
Net gain from investment activities	280	—	—	—	—	—	—	—	—	19	299
Interest and dividend income	14	1	—	—	1	—	—	—	—	1	17
Other (loss) income, net	1	4	(2)	1	—	(6)	(2)	1	1	1	(1)
	295	1,709	1,410	304	156	158	84	24	65	21	4,226
Expenses:
Cost of goods sold	—	1,450	1,261	311	107	—	67	1	55	—	3,252
Other expenses from operations	—	—	—	—	14	82	—	12	—	—	108
Selling, general and administrative	8	186	35	7	8	64	11	4	9	4	336
Restructuring	—	8	—	—	—	—	—	—	1	—	9
Impairment	—	28	—	—	—	2	—	—	2	—	32
Interest expense	—	35	10	—	5	4	5	1	—	69	129
	8	1,707	1,306	318	134	152	83	18	67	73	3,866
Income (loss) before income tax (expense) benefit	287	2	104	(14)	22	6	1	6	(2)	(52)	360
Income tax (expense) benefit	—	29	(35)	—	(9)	(2)	—	—	—	118	101
Income (loss)	287	31	69	(14)	13	4	1	6	(2)	66	461
Less: net income attributable to non-controlling interests	(171)	(9)	(16)	—	(6)	(2)	—	—	—	—	(204)
Net income (loss) attributable to Icahn Enterprises	$116	$22	$53	$(14)	$7	$2	$1	$6	$(2)	$66	$257

Supplemental information:
Capital expenditures	$—	$93	$31	$7	$78	$11	$11	$1	$—	$—	$232
Depreciation and amortization(1)	$—	$71	$30	$6	$6	$7	$5	$6	$2	$—	$133

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

	Six Months Ended June 30, 2013
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$3,499	$4,573	$494	$226	$—	$181	$2	$96	$—	$9,071
Other revenues from operations	—	—	—	—	60	292	—	40	—	—	392
Net gain from investment activities	361	—	—	—	2	—	—	—	—	(13)	350
Interest and dividend income	72	1	1	—	1	—	—	—	—	1	76
Other income (loss), net	2	(33)	105	—	(2)	—	(24)	—	1	(1)	48
	435	3,467	4,679	494	287	292	157	42	97	(13)	9,937
Expenses:
Cost of goods sold	—	2,971	3,906	503	176	—	137	1	86	—	7,780
Other expenses from operations	—	—	—	—	36	145	—	24	—	—	205
Selling, general and administrative	40	374	68	14	15	117	23	6	16	9	682
Restructuring	—	16	—	—	—	—	—	—	1	—	17
Impairment	—	2	—	—	—	2	—	1	—	—	5
Interest expense	2	58	27	—	4	7	11	2	—	149	260
	42	3,421	4,001	517	231	271	171	34	103	158	8,949
Income (loss) before income tax benefit (expense)	393	46	678	(23)	56	21	(14)	8	(6)	(171)	988
Income tax (expense) benefit	—	(24)	(194)	10	(26)	(1)	—	—	—	18	(217)
Net Income (loss)	393	22	484	(13)	30	20	(14)	8	(6)	(153)	771
Less: net (income) loss attributable to non-controlling interests	(232)	(9)	(177)	—	(19)	(7)	4	—	—	—	(440)
Net income (loss) attributable to Icahn Enterprises	$161	$13	$307	$(13)	$11	$13	$(10)	$8	$(6)	$(153)	$331

Supplemental information:
Capital expenditures	$—	$186	$115	$6	$156	$35	$9	$1	$1	$—	$509
Depreciation and amortization(1)	$—	$144	$101	$12	$15	$16	$11	$11	$4	$—	$314

	Six Months Ended June 30, 2012
	Investment	Automotive	Energy(2)	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$3,468	$1,412	$635	$299	$—	$169	$3	$120	$—	$6,106
Other revenues from operations	—	—	—	—	37	319	—	40	—	—	396
Net gain from investment activities	330	—	—	—	—	—	—	—	—	27	357
Interest and dividend income	37	2	—	—	2	—	—	—	—	1	42
Other (loss) income, net	(1)	13	(2)	1	—	(8)	(2)	2	2	4	9
	366	3,483	1,410	636	338	311	167	45	122	32	6,910
Expenses:
Cost of goods sold	—	2,937	1,261	642	244	—	130	1	109	—	5,324
Other expenses from operations	—	—	—	—	28	162	—	24	—	—	214
Selling, general and administrative	11	387	35	14	14	126	24	7	19	8	645
Restructuring	—	14	—	—	—	—	—	—	2	—	16
Impairment	—	29	—	—	—	2	—	—	3	—	34
Interest expense	2	71	10	—	10	6	10	2	—	135	246
	13	3,438	1,306	656	296	296	164	34	133	143	6,479
Income (loss) before income tax (expense) benefit	353	45	104	(20)	42	15	3	11	(11)	(111)	431
Income tax (expense) benefit	—	20	(35)	4	(17)	(1)	(1)	—	—	161	131
Income (loss)	353	65	69	(16)	25	14	2	11	(11)	50	562
Less: net income attributable to non-controlling interests	(205)	(19)	(16)	—	(11)	(4)	(1)	—	—	—	(256)
Net income (loss) attributable to Icahn Enterprises	$148	$46	$53	$(16)	$14	$10	$1	$11	$(11)	$50	$306

Supplemental information:
Capital expenditures	$—	$223	$31	$9	$119	$23	$23	$1	$—	$—	$429
Depreciation and amortization(1)	$—	$140	$30	$12	$11	$16	$9	$11	$4	$—	$233

(1)
Excludes amounts related to the amortization of deferred financing costs and debt discounts and premiums included in interest expense in the amounts of $7 million and $12 million for the three months ended June 30, 2013 and 2012, respectively, and $16 million and $20 million for the six months ended June 30, 2013 and 2012, respectively.

(2)	Energy segment results are for the period May 5, 2012 through June 30, 2012.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

Icahn Enterprises' condensed balance sheets by reporting segment as of June 30, 2013 and December 31, 2012 are presented below:

	June 30, 2013
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$4	$375	$1,135	$14	$97	$244	$16	$33	$10	$1,412	$3,340
Cash held at consolidated affiliated partnerships and restricted cash	984	—	—	4	6	15	1	3	9	613	1,635
Investments	9,123	255	21	—	42	34	—	—	14	115	9,604
Accounts receivable, net	—	1,493	277	87	39	14	67	3	37	—	2,017
Inventories, net	—	1,101	589	111	93	—	72	—	63	—	2,029
Property, plant and equipment, net	—	1,936	2,653	136	566	440	154	660	80	3	6,628
Goodwill and intangible assets, net	—	1,760	1,317	10	7	67	11	73	3	—	3,248
Other assets	23	374	145	33	24	52	35	17	21	19	743
Total assets	$10,134	$7,294	$6,137	$395	$874	$866	$356	$789	$237	$2,162	$29,244
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$712	$1,944	$1,579	$67	$155	$130	$77	$19	$32	$339	$5,054
Securities sold, not yet purchased, at fair value	667	—	—	—	—	—	—	—	—	—	667
Due to brokers	2,414	—	—	—	—	—	—	—	—	—	2,414
Post-employment benefit liability	—	1,342	—	3	9	—	64	—	—	—	1,418
Debt	—	2,849	677	3	198	170	215	53	—	4,080	8,245
Total liabilities	3,793	6,135	2,256	73	362	300	356	72	32	4,419	17,798

Equity attributable to Icahn Enterprises	2,543	820	2,179	322	335	392	—	717	205	(2,257)	5,256
Equity attributable to non-controlling interests	3,798	339	1,702	—	177	174	—	—	—	—	6,190
Total equity	6,341	1,159	3,881	322	512	566	—	717	205	(2,257)	11,446
Total liabilities and equity	$10,134	$7,294	$6,137	$395	$874	$866	$356	$789	$237	$2,162	$29,244

	December 31, 2012
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$14	$467	$896	$14	$207	$243	$31	$87	$67	$1,045	$3,071
Cash held at consolidated affiliated partnerships and restricted cash	1,386	—	—	4	3	15	1	2	6	2	1,419
Investments	5,084	240	—	—	57	35	—	—	14	61	5,491
Accounts receivable, net	—	1,375	211	102	37	13	62	5	36	—	1,841
Inventories, net	—	1,074	528	122	110	—	61	—	60	—	1,955
Property, plant and equipment, net	—	1,971	2,648	142	426	431	154	665	83	3	6,523
Goodwill and intangible assets, net	—	1,782	1,327	11	7	68	12	78	3	—	3,288
Other assets	109	373	133	22	15	47	34	15	22	198	968
Total assets	$6,593	$7,282	$5,743	$417	$862	$852	$355	$852	$291	$1,309	$24,556
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$152	$1,859	$1,535	$73	$156	$134	$74	$18	$35	$178	$4,214
Securities sold, not yet purchased, at fair value	533	—	—	—	—	—	—	—	—	—	533
Due to brokers	—	—	—	—	—	—	—	—	—	—	—
Post-employment benefit liability	—	1,409	—	3	10	—	66	—	—	—	1,488
Debt	—	2,805	926	3	275	171	215	71	—	4,082	8,548
Total liabilities	685	6,073	2,461	79	441	305	355	89	35	4,260	14,783

Equity attributable to Icahn Enterprises	2,387	860	2,383	338	257	379	(3)	763	256	(2,951)	4,669
Equity attributable to non-controlling interests	3,521	349	899	—	164	168	3	—	—	—	5,104
Total equity	5,908	1,209	3,282	338	421	547	—	763	256	(2,951)	9,773
Total liabilities and equity	$6,593	$7,282	$5,743	$417	$862	$852	$355	$852	$291	$1,309	$24,556

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

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

	Three Months Ended June 30,
	2013			2012
	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings
	(in millions)
Investment	$2	$(182)	$(72)	$—	$287	$116
Automotive	27	56	42	35	31	22
Energy	12	262	156	10	69	53
Metals	—	(7)	(7)	—	(14)	(14)
Railcar	1	21	10	5	13	7
Gaming	3	16	10	4	4	2
Food Packaging	6	(17)	(12)	5	1	1
Real Estate	1	3	3	1	6	6
Home Fashion	—	(3)	(3)	—	(2)	(2)
Holding Company	74	(73)	(73)	69	66	66
Consolidated	$126	$76	$54	$129	$461	$257

	Six Months Ended June 30,						June 30,	December 31,
	2013			2012			2013	2012
	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Total Assets	Total Assets
	(in millions)						(in millions)
Investment	$2	$393	$161	$2	$353	$148	$10,134	$6,593
Automotive	58	22	13	71	65	46	7,294	7,282
Energy	27	484	307	10	69	53	6,137	5,743
Metals	—	(13)	(13)	—	(16)	(16)	395	417
Railcar	4	30	11	10	25	14	874	862
Gaming	7	20	13	6	14	10	866	852
Food Packaging	11	(14)	(10)	10	2	1	356	355
Real Estate	2	8	8	2	11	11	789	852
Home Fashion	—	(6)	(6)	—	(11)	(11)	237	291
Holding Company	149	(153)	(153)	135	50	50	2,178	1,323
Consolidated	$260	$771	$331	$246	$562	$306	$29,260	$24,570
Amounts related to the amortization of debt discounts and premiums included in interest expense for the consolidated results of Icahn Enterprises Holdings were $7 million and $12 million for the three months ended June 30, 2013 and 2012, respectively, and $16 million and $20 million for the six months ended June 30, 2013 and 2012, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

14.	Income Taxes.
For the three months ended June 30, 2013, both Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $97 million on pre-tax income of $173 million compared to an income tax benefit of $101 million on pre-tax income of $360 million for the three months ended June 30, 2012. Our effective income tax rate was 56.1% and (28.1)% for the three months ended June 30, 2013 and 2012, respectively.
For the three months ended June 30, 2013, the difference between the effective tax rate and statutory federal rate of 35% is primarily due to partnership loss not subject to taxation, as such taxes are the responsibility of the partners.  For the three months ended June 30, 2012, the difference between the effective tax rate and statutory federal rate of 35% is primarily due to changes in valuation allowances and partnership income not subject to taxation, as such taxes are the responsibility of the partners.
For the six months ended June 30, 2013, both Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $217 million on pre-tax income of $988 million compared to an income tax benefit of $131 million on pre-tax income of $431 million for the six months ended June 30, 2012. Our effective income tax rate was 22.0% and (30.4)% for the six months ended June 30, 2013 and 2012, respectively.
For the six months ended June 30, 2013, the difference between the effective tax rate and statutory federal rate of 35% is primarily due to partnership income not subject to taxation, as such taxes are the responsibility of the partners.  For the six months ended June 30, 2012, the difference between the effective tax rate and statutory federal rate of 35% is primarily due to changes in valuation allowances and partnership income or loss not subject to taxation, as such taxes are the responsibility of the partners.
Icahn Enterprises and Icahn Enterprises Holdings recognized an income tax expense on its pre-tax earnings for the six months ended June 30, 2013 as compared to an income tax benefit on its pre-tax earnings for the six months ended June 30, 2012 primarily due to the reversal of $159 million of the valuation allowance on deferred tax assets by American Entertainment Properties Corp. ("AEP"), an indirect subsidiary of ours, during the six months ended June 30, 2012.  Specifically, in February, 2012, pursuant to a tax-free reorganization, WestPoint Home LLC ("WPH"), representing our Home Fashion segment, merged into a newly formed single member limited liability company owned by AEP. Also, on May 4, 2012, AEP acquired a controlling interest in CVR.  In recording this reversal, AEP evaluated all positive and negative evidence associated with its deferred tax assets, primarily as a result of the change in estimated future earnings from the acquisition of CVR, and concluded it was more likely than not that a portion of the federal net operating loss carryforward related to our Home Fashion segment would be realized.

15.	Changes in Accumulated Other Comprehensive Loss.
Changes in accumulated other comprehensive loss consists of the following:

	Post-Employment Benefits, Net of Tax	Hedge Instruments, Net of Tax	Translation Adjustments and Other, Net of Tax	Total
	(in millions)
Balance at December 31, 2012	$(639)	$(34)	$(309)	$(982)
Other comprehensive income (loss) before reclassifications, net of tax	12	(7)	(78)	(73)
Reclassifications from accumulated other comprehensive loss to earnings(1)	(6)	10	(2)	2
Other comprehensive income (loss), net of tax	6	3	(80)	(71)
Balance at June 30, 2013	$(633)	$(31)	$(389)	$(1,053)

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

16.	Other Income (Loss), Net.
Other income (loss), net consists of the following:

	Three Months Ended June 30,
	2013	2012
	(in millions)
Realized and unrealized gain (loss) on derivatives, net	$120	$(3)
Tax settlement loss	(23)	—
Dividend expense related to securities sold, not yet purchased	—	(1)
Loss on disposition of assets	(5)	(2)
Equity earnings from non-consolidated affiliates	9	13
Foreign currency translation loss	(4)	(5)
Other	(3)	(3)
	$94	$(1)

	Six Months Ended June 30,
	2013	2012
	(in millions)
Gain (loss) on extinguishment of debt	$5	$(2)
Realized and unrealized gain (loss) on derivatives, net	100	(3)
Tax settlement loss	(23)	—
Dividend expense related to securities sold, not yet purchased	—	(3)
(Loss) gain on disposition of assets	(52)	1
Equity earnings from non-consolidated affiliates	17	24
Foreign currency translation loss	(2)	(7)
Other	3	(1)
	$48	$9
During the first quarter of 2013, our Automotive segment recorded a loss on disposal of assets of $47 million related to the disposal of its sintered components operations located in France. During the second quarter of 2013, our Automotive segment recorded a loss on disposal of assets of $5 million related to the disposal of its connecting rod manufacturing facility located in Canada and its camshaft foundry located in the United Kingdom. Because the financial results from the disposal of these businesses were not material, individually or in the aggregate, to our consolidated financial statements, we did not reflect the dispositions of these businesses as discontinued operations in either the current period or on a retrospective basis.
During the second quarter of 2013, our Food Packaging segment recorded a loss of $23 million related to the settlement of a certain tax matter. See Note 17, "Commitments and Contingencies - Food Packaging," for further discussion.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

Subsequent to the filing of this action, Dynegy filed for bankruptcy, and a U.S. bankruptcy court has approved a Plan of Reorganization. Plaintiff is proceeding with the action and has filed an amended complaint that purports to be a class action on behalf of Dynegy shareholders who acquired their securities between July 10, 2011 and March 9, 2012.  However, we believe that we have meritorious defenses to the claims and filed a motion to dismiss on July 19, 2013. At present, the case is being held in temporary abeyance pending a decision by the federal court as to the scope of plaintiff's right to proceed with this action.
Dell Inc.

On August 1, 2013, High River Limited Partnership and each of the Investment Funds (collectively, the “Icahn Parties”), filed an action in the Court of Chancery of the State of Delaware against Dell Inc., (“Dell”), and the members of its board of directors, including Michael Dell (the “Dell Board”).  The complaint challenges certain actions taken by the Dell Board in relation to a going-private merger (the “Merger”) and an alternative recapitalization of Dell proposed by the Icahn Parties and others.  In particular the complaint challenges actions taken by the Dell Board in relation to a special meeting to vote on the Merger and the failure of the Dell Board to hold an annual meeting of stockholders at which the Icahn Parties and others intend to seek the stockholders of Dell to vote for new directors who would support the recapitalization proposal.  The complaint seeks both injunctive and declaratory relief.  The Icahn Parties expect defendants to vigorously defend against the complaint and there can be no assurances as to the ultimate outcome of the matter.

Icahn Enterprises, Mr. Icahn and others are opposing the Merger, and have stated that they will nominate a slate of directors for election at the 2013 annual meeting of Dell stockholders with the intention of implementing their proposal for Dell to engage in a self-tender for approximately 1.1 billion shares of Dell common stock at $14 per share plus warrants. Icahn Capital would provide up to approximately $2.7 billion of debt financing to Dell for such transaction and would not tender its shares in the tender offer. For more information, see the Schedule 13-D originally filed on May 10, 2013, as amended, filed by us and certain of our and Mr. Icahn’s affiliates.
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
Many of the sites that are likely to be the costliest to remediate are often current or former commercial waste disposal facilities to which numerous companies sent wastes. Despite the potential joint and several liability that might be imposed on Federal-Mogul under CERCLA and some of the other laws pertaining to these sites, its share of the total waste sent to these sites has generally been small. Federal-Mogul believes its exposure for liability at these sites is limited.
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
Total environmental liabilities, determined on an undiscounted basis, were $14 million and $15 million at June 30, 2013 and December 31, 2012, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At June 30, 2013, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $44 million.
Asset Retirement Obligations
Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $29 million at each of June 30, 2013 and December 31, 2012 for asset retirement obligations ("ARO"), primarily related to anticipated costs of removing hazardous building materials at its facilities, and has considered impairment issues that may result from capitalization of these ARO amounts.
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
Energy
Unconditional Purchase Obligations
CVR leases various equipment, including rail cars, and real properties under long-term operating leases expiring at various dates. For the six months ended June 30, 2013, lease expense was approximately $5 million. The lease agreements have various remaining terms. Some agreements are renewable, at CVR's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. Additionally, in the normal course of business, CVR has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services.
Crude Oil Supply Agreement
On August 31, 2012, Coffeyville Resources Refining & Marketing, LLC ("CRRM") and Vitol Inc. (“Vitol”), entered into an Amended and Restated Crude Oil Supply Agreement (the “Vitol Agreement”). The Vitol Agreement amends and restates the Crude Oil Supply Agreement between CRRM and Vitol dated March 30, 2011, as amended. Under the Vitol Agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps to reduce CVR Refining's inventory position and mitigate crude oil pricing risk.
The Vitol Agreement has an initial term commencing on August 31, 2012 and extending through December 31, 2014 (the "Initial Term"). Following the Initial Term, the Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of the Initial Term or any Renewal Term.
Litigation
From time to time, CVR is involved in various lawsuits arising in the normal course of business, including matters such as those described below under "Environmental, Health and Safety Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. It is possible that CVR's management estimates of the outcomes will change due to uncertainties inherent in litigation and settlement negotiations. In the opinion of CVR management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect. There can be no assurance that CVR management's beliefs or opinions with respect to liability for potential litigation matters are accurate.
In May 2010, separate groups of plaintiffs (the "Anstine and Arrow cases") filed two lawsuits against CRRM and other defendants in state court in Oklahoma and Kansas. Both lawsuits were removed to federal court and were then transferred to the Bankruptcy Court for the United States District Court for the District of Delaware. The Anstine and Arrow cases alleged the respective plaintiffs sold crude oil to a group of companies, which generally are known as SemCrude or SemGroup (collectively, “Sem”), which later declared bankruptcy and that Sem did not pay such plaintiffs for all of the crude oil purchased by Sem. Both lawsuits sought the same remedy, the imposition of a trust, an accounting and the return of crude oil or the proceeds therefrom. In February 2013, CRRM agreed to a settlement in the Anstine and Arrow cases, which was finalized

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

with the plaintiffs in June 2013 and CRRM has been dismissed with prejudice. The settlement did not have a material adverse effect on our consolidated financial statements.
On June 21, 2012, Goldman, Sachs & Co. (“GS”) filed suit against CVR in state court in New York, alleging that CVR failed to pay GS approximately $18.5 million in fees allegedly due to GS by CVR pursuant to an engagement letter dated March 21, 2012, which according to the allegations set forth in the complaint, provided that GS was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's common stock made by Carl C. Icahn and certain of his affiliates. CVR believes it has meritorious defenses and intends to vigorously defend against the suit. This amount has been fully accrued as of June 30, 2013 and December 31, 2012.
On August 10, 2012, Deutsche Bank (“DB”) filed suit against CVR in state court in New York, alleging that CVR failed to pay DB $18.5 million in fees allegedly due to DB by CVR pursuant to an engagement letter dated March 23, 2012, which according to the allegations set forth in the complaint, provided that DB was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's stock made by Carl C. Icahn and certain of his affiliates. CVR believes it has meritorious defenses and intends to vigorously defend against the suit. This amount has been fully accrued as of June 30, 2013 and December 31, 2012.
On December 17, 2012, Gary Community Investment Company, f/k/a The Gary-Williams Company and GWEC Holding Company, Inc. (referred to herein collectively as “Gary-Williams”) filed a lawsuit in the Supreme Court of New York, New York County (Gary Community Investment Co. v. CVR Energy, Inc., No. 654401/12) against CVR and CRLLC (referred to collectively for purposes of this paragraph as “CVR”). The action arises out of claims relating to CVR's purchase of the Wynnewood, Oklahoma refinery pursuant to the Purchase and Sale Agreement entered into by the parties on November 2, 2011 (the “Purchase Agreement”). Specifically, CVR provided notice to Gary-Williams that it sought indemnification for various breaches of the Purchase Agreement and subsequently made a claim notice for payment of the entire escrow property pursuant to the Escrow Agreement by and among Gary-Williams, CRLLC and the escrow agent, dated as of December 15, 2011. Gary-Williams, in its lawsuit, alleges that CVR breached the Purchase Agreement and the Escrow Agreement, and is seeking a declaratory judgment that CVR's claims are without any legal basis, damages in an unspecified amount and release of the full amount of the escrow property to Gary-Williams.
CRNF received a ten-year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reclassified and reassessed CRNF's nitrogen fertilizer plant for property tax purposes. The reclassification and reassessment resulted in an increase in CRNF's annual property tax expense by an average of $11 million per year for each of the years ended December 31, 2008 and 2009, $12 million for the year ended December 31, 2010 and $11 million for each of the years ended December 31, 2011 and 2012. CRNF protested the classification and resulting valuation for each of those years to the Kansas Court of Tax Appeals ("COTA"), followed by an appeal to the Kansas Court of Appeals. However, CRNF fully accrued and paid the property taxes the county claimed were owed for the years ended December 31, 2008 through 2012.
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
Flood, Crude Oil Discharge and Insurance
Crude oil was discharged from CVR's Coffeyville refinery on July 1, 2007, due to the short amount of time available to shut down and secure the refinery in preparation for the flood that occurred on June 30, 2007. In May 2008, in connection with the discharge, CVR received notices of claims from 16 private claimants under the Oil Pollution Act ("OPA") in an aggregate amount of approximately $4 million (plus punitive damages). In August 2008, those claimants filed suit against CVR in the United States District Court for the District of Kansas in Wichita (the "Angleton Case"). In October 2009 and June 2010, companion cases to the Angleton Case were filed in the United States District Court for the District of Kansas in Wichita, seeking a total of approximately $3 million (plus punitive damages) for three additional plaintiffs as a result of the July 1, 2007 crude oil discharge. CVR has settled all of the claims with the plaintiffs from the Angleton Case and has settled all of the claims except for one of the plaintiffs from the companion cases. The settlements did not have a material adverse effect on our consolidated financial statements. CVR believes that the resolution of the remaining claim will not have a material adverse effect on our Energy segment's financial results.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

On October 25, 2010, CVR received a letter from the United States Coast Guard on behalf of the EPA seeking $2 million in oversight cost reimbursement. CVR responded by asserting defenses to the Coast Guard's claim for oversight costs. On September 23, 2011, the United States Department of Justice ("DOJ"), acting on behalf of the U.S. Environmental Protection Agency ("EPA") and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas seeking recovery from CRRM related to alleged non-compliance with the Clean Air Act's Risk Management Program (“RMP”), the Clean Water Act (“CWA”) and the OPA. CRRM has reached an agreement with the DOJ resolving its claims under the CWA and the OPA. The agreement is memorialized in a Consent Decree that was filed with and approved by the Court on February 12, 2013 and March 25, 2013, respectively (the “2013 Consent Decree”). On April 19, 2013, CRRM paid a civil penalty plus accrued interest in the amount of $0.6 million for the CWA violations and reimbursed the Coast Guard for oversight costs under OPA in the amount of $1.7 million. The 2013 Consent Decree also requires CRRM to make small capital upgrades to the Coffeyville refinery crude oil tank farm, develop flood procedures and provide employee training. The parties also reached an agreement to settle DOJ's RMP claims. The agreement was filed and approved with the Court on May 21, 2013 and July 2, 2013, respectively, and provided for a civil penalty of $0.3 million. On July 29, 2013, CRRM paid the civil penalty related to the RMP settlement agreement.
CVR is seeking insurance coverage for this release and for the ultimate costs for remediation and third-party property damage claims. On July 10, 2008, CVR filed a lawsuit in the United States District Court for the District of Kansas against certain of CVR's environmental insurance carriers requesting insurance coverage indemnification for the June/July 2007 flood and crude oil discharge losses. Each insurer reserved its rights under various policy exclusions and limitations and cited potential coverage defenses. Although the Court has now issued summary judgment opinions that eliminate the majority of the insurance defendants' reservations and defenses, CVR cannot be certain of the ultimate amount or timing of such recovery because of the difficulty inherent in projecting the ultimate resolution of CVR's claims. CVR has received $25 million of insurance proceeds under its primary environmental liability insurance policy, which constitutes full payment to CVR of the primary pollution liability policy limit.
The lawsuit with the insurance carriers under the environmental policies remains the only unsettled lawsuit with the insurance carriers related to these events.
Environmental, Health and Safety Matters
The petroleum and nitrogen fertilizer businesses are subject to various stringent federal, state, and local Environmental, Health and Safety ("EHS") rules and regulations. Liabilities related to EHS matters are recognized when the related costs are probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, site-specific costs and currently enacted laws and regulations. In reporting EHS liabilities, no offset is made for potential recoveries.
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
CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and the now-closed Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under RCRA to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-0020 and Docket No. VII-95-H-011, respectively). As of both June 30, 2013 and December 31, 2012, environmental accruals of $2 million were reflected in the consolidated balance sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders. Accruals were determined based on an estimate of payment costs through 2031, for which the scope of remediation was arranged with the EPA, and were discounted at the appropriate risk free rates at June 30, 2013 and December 31, 2012. The

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

accruals include estimated closure and post-closure costs of $1 million for two landfills as of both June 30, 2013 and December 31, 2012.
CVR's management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, CVR's management believes that the accruals established for environmental expenditures are adequate.
CRRM, CRNF, CRCT, WRC and CRT are subject to extensive and frequently changing federal, state and local EHS laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, the storage, handling, use and transportation of petroleum and nitrogen products, and the characteristics and composition of gasoline and diesel fuels. The ultimate impact on CVR's business of complying with evolving laws and regulations is not always clearly known or determinable due in part to the fact that our operations may change over time and certain implementing regulations for laws, such as the federal Clean Air Act, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs.
In 2007, the EPA promulgated the Mobile Source Air Toxic II (“MSAT II”) rule that requires the reduction of benzene in gasoline by 2011. CRRM and WRC are considered to be small refiners under the MSAT II rule and compliance with the rule is extended until 2015 for small refiners. As a result of our purchase of a controlling interest in CVR on May 4, 2012, CVR's MSATII projects have been accelerated by three months due to the loss of small refiner status. Capital expenditures to comply with the rule are expected to be approximately $59 million for CRRM and approximately $98 million for WRC.
The petroleum refining industry is subject to the Renewable Fuel Standard ("RFS"), which requires refiners to blend "renewable fuels" in with their transportation fuels or purchase renewable energy credits, known as renewable identification numbers ("RINs"), in lieu of blending. The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. The EPA has not yet finalized the 2013 renewable fuel percentage standard, but has proposed to raise it to 9.6%. Beginning in 2011, the Coffeyville refinery was required to blend renewable fuels into its gasoline and diesel fuel or purchase RINs in lieu of blending, and in 2013, the Wynnewood refinery was required to comply. From time to time, CVR may purchase RINs on the open market or waiver credits for cellulosic biofuels from the EPA in order to comply with RFS. While the petroleum business cannot predict the future prices of RINs or waiver credits, the cost of purchasing RINs has been extremely volatile and has significantly increased over the last year. The cost of RINs for the period May 5, 2012 through December 31, 2012 was $14 million and the cost of RINs for the three and six months ended June 30, 2013 was $66 million and $98 million, respectively. As of June 30, 2013 and December 31, 2012, the petroleum business' biofuel blending obligation was $83 million and $1 million, respectively, which was recorded in accrued expenses and other liabilities on the consolidated balance sheets. The petroleum business expects that the cost of RINs will continue to be substantially higher in 2013 as compared to the corresponding prior year period. The ultimate cost of RINs for the petroleum business in 2013 is difficult to estimate. In particular, the cost of RINs is dependent upon a variety of factors, which include the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at the its refineries, all of which can vary significantly from quarter to quarter.
In 2013, the EPA proposed "Tier 3" gasoline sulfur standards. Based on the proposed standards, CRRM anticipates it will incur less than $20 million of capital expenditures to install controls in order to meet the anticipated new standards. The project is expected to be completed during the Coffeyville refinery's next scheduled turnaround in 2016. It is not anticipated that the Wynnewood refinery would require additional controls or capital expenditures to meet the anticipated new standard.
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
In March 2012, CRRM entered into a "Second Consent Decree" with the EPA, which replaces the 2004 Consent Decree, as amended (other than certain financial assurance provisions associated with corrective action at the refinery and terminal

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

under RCRA). The Second Consent Decree gives CRRM more time to install the FCCU controls from the 2004 Consent Decree and expands the scope of the settlement so that it is now considered a "global settlement" under the EPA's "National Petroleum Refining Initiative." Under the National Petroleum Refining Initiative, the EPA identified industry-wide noncompliance with four "marquee" issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The National Petroleum Refining Initiative has resulted in most U.S. refineries (representing more than 90% of the US refining capacity) entering into consent decrees imposing civil penalties and requiring the installation of pollution control equipment and enhanced operating procedures. Under the Second Consent Decree, CVR was required to pay a civil penalty of less than $1 million and complete the installation of FCCU controls required under the 2004 Consent Decree, add controls to certain heaters and boilers and enhance certain work practices relating to wastewater and fugitive emissions. The remaining costs of complying with the Second Consent Decree are expected to be approximately $40 million. CRRM also agreed to complete a voluntary environmental project that will reduce air emissions and conserve water at an estimated cost of $1 million. Additional incremental capital expenditures associated with the Second Consent Decree will not be material and will be limited primarily to the retrofit and replacement of heaters and boilers over a five to seven year time-frame. The Second Consent Decree was entered by the U.S. District Court for the District of Kansas on April 19, 2012.
WRC's refinery has not entered into a global settlement with the EPA and the Oklahoma Department of Environmental Quality (the "ODEQ") under the National Petroleum Refining Initiative, although it had discussions with the EPA and the ODEQ about doing so. Instead, WRC entered into a Consent Order with the ODEQ in August 2011 (the "Wynnewood Consent Order"). The Wynnewood Consent Order addresses some, but not all, of the traditional marquee issues under the National Petroleum Refining Initiative and addresses certain historic Clean Air Act compliance issues that are generally beyond the scope of a traditional global settlement. Under the Wynnewood Consent Order, WRC paid a civil penalty of $950,000 and agreed to install certain controls, enhance certain compliance programs, and undertake additional testing and auditing. A substantial portion of the costs of complying with the Wynnewood Consent Order were expended during the last turnaround. The remaining costs are expected to be $3 million. In consideration for entering into the Wynnewood Consent Order, WRC received a release from liability from ODEQ for matters described in the ODEQ order.
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
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the six months ended June 30, 2013, capital expenditures were $38 million and were incurred to improve the environmental compliance and efficiency of the operations.
CRRM, CRNF, CRCT, WRC and CRT each believes it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on CVR's business, financial condition or results of operations.
On September 28, 2012, the Wynnewood refinery experienced an explosion in a boiler unit during startup after a short outage as part of the turnaround process. Two employees were fatally injured. Damage at the refinery was limited to the boiler. Additionally, there was no environmental impact. The refinery was in the final stages of shutdown for turnaround maintenance at the time of the incident. The petroleum business completed an internal investigation of the incident and continues to cooperate with OSHA and Oklahoma Department of Labor investigations. OSHA also conducted a general inspection of the facility during the boiler incident investigation. In March 2013, OSHA completed its investigation and communicated its

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

citations to WRC. OSHA also placed WRC in its Severe Violators Enforcement Program (the “SVEP”). WRC has filed its notice of contest against the citations, and will vigorously defend against the citations and OSHA's placement of WRC in the SVEP. WRC is in the process of reviewing the citations and no settlement has been reached. Any penalties associated with OSHA's citations are not expected to have a material adverse effect on the condensed consolidated financial statements.
Metals
Environmental Matters
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $29 million at each of June 30, 2013 and December 31, 2012. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.
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
PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  PSC Metals has negotiated a settlement with the EPA that resolves PSC Metals and its predecessors' liability associated with the Port Refinery superfund site in the Village of Rye Brook, NY. PSC Metals made a one-time payment of $225,000 in August 2012 to resolve the matter. In addition, PSC Metals recently learned that its Knoxville location was the subject of a Site Assessment under the federal Superfund law. This Site Assessment was performed in 2012 by the State of Tennessee pursuant to a contract with EPA. Tennessee recommended to EPA that an expanded Site Assessment be performed at this location due to the presence of contamination. At this point, PSC Metals cannot assess any cost or liability associated with this investigation. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of June 30, 2013 and December 31, 2012. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
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
June 30, 2013 (Unaudited)

additional sampling could be required, PSC Metals cannot assess its liability with certainty at this time. To the extent that MDNR does seek to hold PSC Metals liable for off-site contamination, PSC Metals believes that such liability was retained by the prior owner of the Festus yard and it would have a claim for indemnification against the prior owner.
In 2011, PSC Metals entered into a consent decree with the EPA regarding PSC Metals' scrap processing facility located in Cleveland, Ohio. The EPA alleged that PSC Metals violated the requirements of Section 608 of the Clean Air Act, 42 USC Section 761, which requires scrap processors to either recover refrigerants from appliances in accordance with the procedures described in the applicable federal regulations or verify through certifications that refrigerants have previously been evacuated. The consent decree includes injunctive relief that, among other things, will require PSC Metals to offer refrigerant extraction services at 11 of its scrap processing facilities through October 2015.  PSC Metals estimates that the cost associated with the required injunctive relief will range from $0.8 million to $1.7 million, exclusive of a civil penalty of $199,000 assessed in connection with the consent decree which PSC Metals paid in 2011.
On April 3, 2013, two citizen groups filed a citizen suit under the Clean Water Act (the “CWA”) for alleged storm water and process water discharges at PSC Metals' Nashville, TN facility that the citizen groups allege violate the CWA and PSC Metals' storm water discharge permit. The CWA requires that to maintain a citizen suit, the citizen plaintiff must be able to show that the violations are on-going or are reasonably likely to reoccur. PSC Metals believes, based on its investigation to date, that the citizen plaintiffs cannot meet this burden. Based on reviewing the nature and extent of the allegations, PSC Metals currently cannot reasonably provide an estimate of range of loss.
Railcar
Environmental Matters
ARI is subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials and wastes, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose ARI to liability for the environmental condition of its current or formerly owned or operated facilities, and its own negligent acts, but also may expose ARI to liability for the conduct of others or for ARI's actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties and other sanctions may be imposed for non-compliance with these environmental laws and regulations. ARI's operations that involve hazardous materials also raise potential risks of liability under common law. Management believes that there are no current environmental issues identified that would have a material adverse effect on ARI. Certain real property ARI acquired from ACF in 1994 has been involved in investigation and remediation activities to address contamination. Substantially all of the issues identified relate to the use of these properties prior to their transfer to ARI by ACF and for which ACF has retained liability for environmental contamination that may have existed at the time of transfer to ARI. ACF has also agreed to indemnify ARI for any cost that might be incurred with those existing issues. As of June 30, 2013, ARI does not believe it will incur material costs in connection with any investigation or remediation activities relating to these properties, but it cannot assure that this will be the case. If ACF fails to honor its obligations to ARI, ARI could be responsible for the cost of such remediation. ARI believes that its operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its operations or financial condition.
Other Matters
On September 2, 2009, a complaint was filed by George Tedder ("Plaintiff") against ARI in the U.S. District Court, Eastern District of Arkansas. The Plaintiff alleged that ARI was liable for an injury that resulted during the Plaintiff's break on April 24, 2008. At trial on April 9, 2012, the jury ruled in favor of the Plaintiff, which was subsequently appealed. As a result of the appeal, the judge reduced the amount awarded to the plaintiff, which was fully accrued as of June 30, 2013 and December 31, 2012. In the first quarter of 2013, ARI filed an appeal of the revised ruling.
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
June 30, 2013 (Unaudited)

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
The Marsh Defendants filed an answer on October 20, 2010 denying the material allegations of the complaint and subsequently filed a Motion to Dismiss for Forum Non Conveniens in December 2010, which motion was denied by the Court on April 12, 2011. On August 18, 2011 the Marsh Defendants filed a Motion for Summary Judgment arguing that the Court should apply the Arizona Statue of Limitations to the action. Aztar filed an objection to the Marsh Defendants' motion on September 23, 2011 arguing, inter alia, that the New Jersey Statute of Limitations applies to the action. The Marsh Defendants filed its Reply on October 3, 2011. The motion was argued in January 2012. In April 2012, the Court granted the Marsh Defendants' motion for Summary Judgment dismissing Aztar's complaint with prejudice. Aztar subsequently filed a Motion for Reconsideration with the Court, which was denied. In September 2012, Aztar filed an appeal of the Court's decision to dismiss the case with the Superior Court of New Jersey, Appellate Division, which appeal is currently pending. A hearing on the appeal was held in May 2013. Any recovery obtained by Aztar in this action will be recoverable by Tropicana as the current owner of Tropicana AC.
Tropicana AC Tax Appeal Settlement
In January 2013 we settled outstanding real estate tax appeals involving our Tropicana AC property with the City of Atlantic City. The settlement involves the tax years 2008 through 2012 and also covers negotiated real estate assessments for 2013 and 2014. Under the terms of the settlement, Tropicana AC will receive a refund of approximately $50 million in the form of credits against future year real estate tax bills beginning in 2013 and ending in 2017. The credits are front-loaded in 2013 and 2014 with the remainder of the credits spread over the remaining three years, 2015 through 2017. Tropicana will recognize these credits as a reduction to operating expenses in the periods they are utilized.
Food Packaging
Tax Matter
During 2005, Viskase Brasil Embalagens Ltda. (“Viskase Brazil”) received three tax assessments by São Paulo tax authorities with respect to Viskase Brazil's alleged failure to pay value added and sales and services tax (“ICMS”) levied on the importation of raw materials, and sales of goods in and out of the State of São Paulo, and alleged improper credits taken, from 2000 through 2005. In late December 2012, São Paulo issued a decree announcing a special settlement program (“Settlement Program”) for eligible companies that wish to settle alleged ICMS liabilities arising prior to July 31, 2012. The Settlement Program offers significant reductions in interest and penalties to companies that choose to participate.
On May 29, 2013, after consulting with its legal and tax advisors and considering the inherent uncertainty surrounding the outcome of the ongoing litigation, Viskase Brazil accepted participation in the Settlement Program, which allowed it to satisfy all of its remaining ICMS liabilities and related costs for $23 million.
Home Fashion
Environmental Matters
WPH is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes used in or resulting from its operations and potential remediation obligations. WPH's operations are also governed by U.S. federal, state, local and foreign laws, rules and regulations relating to employee safety and health which, among other things, establish exposure limitation for cotton dust, formaldehyde, asbestos and noise, and which regulate chemical, physical and ergonomic hazards in the workplace. WPH estimated its environmental accruals to be $1 million at both June 30, 2013 and December 31, 2012.
Other Matters
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 89.3% of Icahn Enterprises' outstanding depositary units as of June 30, 2013. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF, is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of June 30, 2013 and December 31, 2012. If the plans were voluntarily terminated, they would be underfunded by approximately $125 million and $130 million as of June 30, 2013 and December 31, 2012, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans. See Note 18, "Subsequent Events - Other" for further discussion regarding the status change in the responsibility of the unfunded termination liability of Federal-Mogul as a result of the increase in our ownership of Federal-Mogul subsequent to June 30, 2013.
The current underfunded status of the pension plans of ACF requires it to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the ACF controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.
Starfire Holding Corporation ("Starfire") which is 99.4% owned by Mr. Icahn, has undertaken to indemnify us and our subsidiaries from losses resulting from any imposition of certain pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as a result of being a member of the Icahn controlled group. The Starfire indemnity (which does not extend to pension liabilities of our subsidiaries that would be imposed on us as a result of our interest in these subsidiaries and not as a result of Mr. Icahn and his affiliates holding more than an 80% ownership interest in us. Thus, as a Starfire would not indemnify us for the unfunded pension termination liability for Federal-Mogul subsequent to June 30, 2013 as a result of the increase in our ownership of Federal-Mogul as discussed in Note 18, "Subsequent Events") provides, among other things, that so long as such contingent liabilities exist and could be imposed on us, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250 million. Nonetheless, Starfire may not be able to fund its indemnification obligations to us.

18.	Subsequent Events.
Icahn Enterprises
Distribution
On August 6, 2013, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.25 per depositary unit, which will be paid on or about October 9, 2013 to depositary unit holders of record at the close of business on August 16, 2013. Depositary unit holders will have until September 6, 2013 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 20 consecutive trading days ending October 4, 2013. No fractional depositary units will be issued pursuant to the dividend payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
Debt Offering
On August 1, 2013, we issued $500 million aggregate principal amount of Senior Notes due 2020 (the “2020 Notes”) in a private placement not registered under the Securities Act of 1933, as amended. The proceeds from the offering will be used for general partnership purposes.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)

Automotive
Rights Offering
On July 11, 2013, Federal-Mogul received $500 million in connection with its previously announced common stock registered rights offering (the “Federal-Mogul Rights Offering”). In connection with the Federal-Mogul Rights Offering, we fully exercised our subscription rights under our basic and over subscription privileges to purchase additional shares of Federal-Mogul common stock for an aggregate of $434 million, which will be eliminated in our consolidated statement of cash flows. As a result of the exercise of our subscription rights, we indirectly owned approximately 80.7% of the outstanding common stock of Federal-Mogul as of July 11, 2013.
Other
Subsequent to June 30, 2013, as discussed above, as a result of obtaining approximately 80.7% of the outstanding common stock of Federal-Mogul, we and our subsidiaries are subject to the pension liabilities of Federal-Mogul and as members of the controlled group, we would be liable for any failure of Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of its pension plans. If the plans of Federal-Mogul were voluntarily terminated, based on the most recent information provided the plans' actuaries, they would be underfunded by approximately $639 million as of June 30, 2013. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises L.P.

We have reviewed the accompanying consolidated balance sheet of Icahn Enterprises L.P. and subsidiaries (the “Partnership”) (a Delaware limited partnership) as of June 30, 2013, and the related consolidated statements of operations, cash flows and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, and the consolidated statement of changes in equity for the six-month period ended June 30, 2013. These consolidated interim financial statements are the responsibility of the Partnership's management.
We were furnished with the report of other accountants on their reviews of the condensed consolidated interim financial statements of CVR Energy, Inc., a subsidiary, whose total assets as of June 30, 2013 were $4,023 million, whose revenues for the three-month and six-month periods ended June 30, 2013 constituted $2,220 million and $4,573 million, respectively, of the related consolidated totals, and whose revenues for the period of May 5, 2012 to June 30, 2012 constituted $1,410 million of the related consolidated total.
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
Based on our reviews and the report of other accountants, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Partnership as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2013, we expressed an unqualified opinion on those consolidated financial statements. Our report made reference to the report of other auditors as it relates to amounts included for CVR Energy, Inc. for the year ended December 31, 2012. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Grant Thornton LLP

New York, New York
August 7, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises Holdings L.P.

We have reviewed the accompanying consolidated balance sheet of Icahn Enterprises Holdings L.P. and subsidiaries (the “Partnership”) (a Delaware limited partnership) as of June 30, 2013, and the related consolidated statements of operations, cash flows and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, and the consolidated statement of changes in equity for the six-month period ended June 30, 2013. These consolidated interim financial statements are the responsibility of the Partnership's management.
We were furnished with the report of other accountants on their reviews of the condensed consolidated interim financial statements of CVR Energy, Inc., a subsidiary, whose total assets as of June 30, 2013 were $4,023 million, whose revenues for the three-month and six-month periods ended June 30, 2013 constituted $2,220 million and $4,573 million, respectively, of the related consolidated totals, and whose revenues for the period of May 5, 2012 to June 30, 2012 constituted $1,410 million of the related consolidated total.
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
Based on our reviews and the report of other accountants, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Partnership as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2013, we expressed an unqualified opinion on those consolidated financial statements. Our report made reference to the report of other auditors as it relates to amounts included for CVR Energy, Inc. for the year ended December 31, 2012. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Grant Thornton LLP

New York, New York
August 7, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
CVR Energy, Inc.:

We have reviewed the condensed consolidated balance sheet of CVR Energy, Inc. and subsidiaries (the Company) as of June 30, 2013, and the related condensed consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the three-month and six-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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
August 2, 2013

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2013 (this "Report").
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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of June 30, 2013. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 10, "Debt," to the consolidated financial statements, and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned 99,213,824, or approximately 89.3%, of Icahn Enterprises' outstanding depositary units as of June 30, 2013.
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
Equity Offering
On February 28, 2013, Icahn Enterprises entered into an underwriting agreement (“February 2013 Underwriting Agreement”) with Jefferies & Company, Inc., providing for the issuance and purchase of an aggregate of 3,174,604 depositary units representing limited partner interests in Icahn Enterprises at a price to the public of $63.00 per depositary unit. The depositary units were delivered to the unitholders on March 6, 2013. Pursuant to the February 2013 Underwriting Agreement, Icahn Enterprises also granted Jefferies & Company, Inc. a 30-day option to purchase up to 476,191 additional depositary units at the same public offering price, which expired unexercised.
On June 12, 2013, Icahn Enterprises entered into an underwriting agreement (“June 2013 Underwriting Agreement”) with Credit Suisse Securities (USA) LLC, UBS Securities LLC, Jefferies LLC, Citigroup Global Markets Inc., Oppenheimer & Co. Inc., Keefe, Bruyette & Woods, Inc., Wunderlich Securities, Inc. and KeyBanc Capital Markets Inc. (the “Underwriters”), providing for the issuance and purchase of an aggregate of 1,600,000 depositary units representing limited partner interests in Icahn Enterprises at a price to the public of $75.54 per depositary unit. The depositary units were delivered to the unitholders on June 17, 2013. Pursuant to the June 2013 Underwriting Agreement, Icahn Enterprises also granted the Underwriters a 30-day option to purchase up to an additional aggregate 240,000 additional depositary units at the same public offering price, which expired unexercised.
Aggregate proceeds from these equity offerings were $311 million during the six months ended June 30, 2013 after deducting underwriting discounts, commissions and other offering related fees and expenses. Additionally, in connection with these equity offerings, our general partner made aggregate contribution of $6 million to Icahn Enterprises and Icahn Enterprises Holdings during the six months ended June 30, 2013 in order to maintain its 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings.
Debt Offering
On August 1, 2013, we issued $500 million aggregate principal amount of Senior Notes due 2020 (the “2020 Notes”) in a private placement not registered under the Securities Act of 1933, as amended. The proceeds from the offering will be used for general partnership purposes.

Results of Operations
Consolidated Financial Results
The following table summarizes total revenues, net income (loss) and net income (loss) attributable to Icahn Enterprises and Icahn Enterprises Holdings for each of our reporting segments and the Holding Company for the three and six months ended June 30, 2013 and 2012.

	Revenues		Net Income (Loss)		Net Income (Loss) Attributable to Icahn Enterprises/ Icahn Enterprises Holdings
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012	2013	2012
	(in millions)
Investment	$(168)	$295	$(182)	$287	$(72)	$116
Automotive	1,787	1,709	56	31	42	22
Energy(1)	2,341	1,410	262	69	156	53
Metals	230	304	(7)	(14)	(7)	(14)
Railcar	149	156	21	13	10	7
Gaming	149	158	16	4	10	2
Food Packaging	69	84	(17)	1	(12)	1
Real Estate	21	24	3	6	3	6
Home Fashion	51	65	(3)	(2)	(3)	(2)
Holding Company	(11)	21	(73)	66	(73)	66
	$4,618	$4,226	$76	$461	$54	$257

	Revenues		Net Income (Loss)		Net Income (Loss) Attributable to Icahn Enterprises/ Icahn Enterprises Holdings
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
	(in millions)
Investment	$435	$366	$393	$353	$161	$148
Automotive	3,467	3,483	22	65	13	46
Energy(1)	4,679	1,410	484	69	307	53
Metals	494	636	(13)	(16)	(13)	(16)
Railcar	287	338	30	25	11	14
Gaming	292	311	20	14	13	10
Food Packaging	157	167	(14)	2	(10)	1
Real Estate	42	45	8	11	8	11
Home Fashion	97	122	(6)	(11)	(6)	(11)
Holding Company	(13)	32	(153)	50	(153)	50
	$9,937	$6,910	$771	$562	$331	$306

(1)	We consolidated CVR effective May 4, 2012.

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

Investment
Our Investment segment is comprised of various private investment funds, including Icahn Partners L.P. ("Icahn Partners"), Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP (collectively, the "Master Funds", and together with Icahn Partners, the "Investment Funds"), through which we invest our proprietary capital. We and certain of Mr. Icahn's wholly owned affiliates are the sole investors in the Investment Funds. Icahn Onshore LP and Icahn Offshore LP (together, the "General Partners") act as the general partner of Icahn Partners and the Master Funds, respectively. The General Partners provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds are not offered to outside investors.
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. As of June 30, 2013 and December 31, 2012, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates was approximately $3.8 billion and $3.5 billion, respectively.
Our Interests in the Investment Funds
As of June 30, 2013 and December 31, 2012, we had investments with a fair market value of approximately $2.5 billion and $2.4 billion, respectively, in the Investment Funds.
Our share of the Investment Funds' net (loss) profit through our interests in the Investment Funds was $(72) million and $117 million for the three months ended June 30, 2013 and 2012, respectively, and $161 million and $148 million for the six months ended June 30, 2013 and 2012, respectively.
Returns
The following table sets forth performance information for the Investment Funds for the comparative periods presented. These returns represent a weighted-average composite of the average returns, net of expenses for the Investment Funds.

	Returns
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment Funds	-2.8%	5.2%	6.7%	6.2%
The Investment Funds' aggregate gross return was -2.8% for the three months ended June 30, 2013.  During the second quarter of 2013, the Investment Funds' performance was driven by losses in their short equity exposure, including broad market hedges, as the markets rallied. These losses were partially offset by the Investment Funds' long equity positions, primarily in a few of our largest core holdings.
The Investment Funds' aggregate gross return was 5.2% for the three months ended June 30, 2012. Gains were primarily due to the Investment Funds' long exposure to the equity markets that were primarily driven by certain core holdings. The Investment Funds' short equity exposure, including broad market hedges, also contributed to the positive performance during the quarter.
The Investment Funds' aggregate gross return was 6.7% for the six months ended June 30, 2013.  During the first six months of 2013, the Investment Funds' performance was driven by gains in long equity positions, primarily in a few of the largest core holdings.  The Investment Funds' short equity exposure, including broad market hedges, was a negative contributor to performance as equity markets rallied in the first six months of 2013.
The Investment Funds' aggregate gross return was 6.2% for the six months ended June 30, 2012. Gains were primarily due to the Investment Funds' long exposure to the equity markets which were driven by certain core holdings. These gains were offset in part by the Investment Funds' short equity exposure, including broad market hedges.
From inception in November 2004 through June 30, 2013, the Investment Funds' gross return was 191%, representing an annualized rate of return of 13%.

Automotive

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net sales	$1,786	$1,704	$3,499	$3,468
Cost of goods sold	1,506	1,450	2,971	2,937
Gross margin	$280	$254	$528	$531
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
Geographically, Federal-Mogul derived 38% of its net sales in the United States and 62% internationally during the six months ended June 30, 2013. Federal-Mogul has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and developing markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of Federal-Mogul's international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.
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
Effective September 1, 2012, Federal-Mogul began operating as two end-customer focused business units. The Powertrain (“PT”) business unit focuses on original equipment products for automotive, heavy duty and industrial applications. The Vehicle Components Solutions (“VCS”) business unit sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers and other vehicle components. The new organizational model is designed to allow for a strong product line focus benefiting both original equipment and aftermarket customers and enable the global Federal-Mogul teams to be responsive to customers' needs for superior products and to promote greater identification with Federal-Mogul premium brands. The division of the global Federal-Mogul business into two operating business units is expected to enhance management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases.
Three Months Ended June 30, 2013 and 2012
Net sales for the three months ended June 30, 2013 as compared to the comparable prior year period increased by $82 million (5%). The impact of foreign currency increased sales by $8 million, and the constant dollar sales increase was $74 million. Excluding the negative impact on sales directly related to acquisitions/dispositions of $4 million and sales from the European distribution agreement for ignition products of $27 million, sales organically increased by $51 million, which is net of $5 million from customer price decreases. This $51 million of organic sales growth was primarily due to an increase in external sales volumes in the PT business unit of $47 million, or 5% of the PT business unit's external sales. When taking into account the regional and market mix of PT business unit's sales, the combination of declines in European light vehicle and commercial vehicle production of 3% and 8%, respectively, declines in North American commercial vehicle production of 9%, and increases in light vehicle production in North America and Asia of 5% each, the market for PT business unit's products grew by 1%. PT business unit's sales therefore grew in excess of underlying market demand.

Cost of goods sold for the three months ended June 30, 2013 as compared to the comparable prior year period increased by $56 million (4%). The increase was primarily due to an increase in materials, labor and overhead as a direct result of the increase in sales volumes of $74 million, currency impacts of $9 million and unfavorable productivity of $4 million. These increases were partially offset by materials and services savings of $23 million and acquisitions/dispositions impact of $9 million.
Gross margin for the three months ended June 30, 2013 as compared to the comparable prior year period increased by $26 million (10%). Gross margin was 16% and 15% of net sales for the three months ended June 30, 2013 and 2012, respectively. Despite volume increases, our Automotive segment is still subject to product mix issues given that commercial vehicle production declined to a greater extent than light vehicle production in major regions, thereby shifting the mix of products away from more technically complex, higher value added parts. The diesel proportion of the European light vehicle market also remains below historic levels. Therefore the favorable impact on margins due to the volume increase alone was $9 million. The favorable impact on margins from materials and services sourcing savings and acquisitions/dispositions was $23 million and $5 million, respectively. These were partially offset by $5 million of unfavorable customer pricing and $4 million of unfavorable productivity.
Six Months Ended June 30, 2013 and 2012
Net sales for the six months ended June 30, 2013 as compared to the comparable prior year period increased by $31 million (1%) with minimal adverse foreign currency impact of $1 million. Excluding sales directly related to acquisitions/dispositions of $4 million and sales from the European distribution agreement for ignition products of $55 million, sales decreased by $28 million, including $4 million from customer price decreases. The organic sales volume decrease was therefore $24 million. PT business unit's sales volumes increased by $12 million while VCS sales volumes decreased by $36 million as compared to the corresponding prior year period.

Given PT business unit's relative presence in the light vehicle, commercial vehicle and industrial markets and the relative year over year changes in production rates for those markets, the expected change in PT business unit's sales would be a decline of 3%, whereas PT business unit's sales were virtually flat, reflecting better performance than the underlying market.
In the VCS business unit, sales decreased by $40 million, primarily attributable to the decrease in sales in North America of 4%. This reflects the cessation of selected non-strategic business contracts as well as a softening in the export business, primarily due to a decline in shipments into Venezuela as a result of the currency devaluation. However, sales in VCS business unit in Europe increased by 4% due to improving market conditions.
Cost of goods sold for the six months ended June 30, 2013 as compared to the comparable prior year period increased by $34 million (1%). The increase was primarily due to an increase in materials, labor and overhead of $55 million, unfavorable productivity of $7 million and adverse currency movements of $5 million, offset in part by materials and sourcing savings of $35 million.
Gross margin for the six months ended June 30, 2013 as compared to the comparable prior year period decreased by $3 million (1%). Gross margin was 15% and 15% of net sales for the six months ended June 30, 2013 and 2012, respectively. Despite volume increases, our Automotive segment is still subject to product mix issues given that commercial vehicle production declined to a greater extent than light vehicle production in major regions, thereby shifting the mix of products away from more technically complex, higher value added parts. The diesel proportion of the European light vehicle market also remains below historic levels. Therefore, the unfavorable impact on margins due to the volume increase alone was a reduction of $24 million. The favorable impact on margins from materials and services sourcing savings of $35 million, the impact of acquisitions/dispositions of $6 million and reduced pension expense of $3 million were partially offset by $7 million of unfavorable productivity, $6 million of increased depreciation, $6 million of adverse currency movements and $4 million of unfavorable customer pricing.

Energy

	Three Months Ended June 30, 2013			Period May 5, 2012 through June 30, 2012
	Petroleum	Fertilizer	Total	Petroleum	Fertilizer	Total
	(in millions)
Net sales	$2,132	$89	$2,221	$1,363	$49	$1,412
Cost of goods sold	1,890	49	1,939	1,214	24	1,238
Gross margin	$242	$40	$282	$149	$25	$174

	Six Months Ended June 30, 2013
	Petroleum	Fertilizer	Total
	(in millions)
Net sales	$4,403	$170	$4,573
Cost of goods sold	3,815	91	3,906
Gross margin	$588	$79	$667

The following table provides a reconciliation of our Energy segment's petroleum business' gross margin to refining margin and refining margin adjusted for FIFO impacts for the periods indicated:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Period May 5, 2012 through June 30, 2012
	(in millions, except barrels metrics)
Net sales	$2,132	$4,403	$1,363
Cost of goods sold	1,890	3,815	1,214
Gross margin	242	588	149
Add back:
Direct operating expenses	84	170	47
Depreciation and amortization	35	71	21
Refining margin	361	829	217
FIFO impacts (favorable), unfavorable	(24)	(29)	99
Refining margin adjusted for FIFO impacts	$337	$800	$316

Gross margin per barrel	$13.76	$16.75	$13.50
Refining margin per barrel	20.56	23.63	19.89
Refining margin per barrel adjusted for FIFO impacts	19.18	22.80	28.85

Total crude oil throughput (barrels per day)	193,201	194,003	193,639

CVR's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. CVR's filings with the SEC are available on the SEC's website at www.sec.gov.
We acquired a controlling interest in CVR on May 4, 2012. CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces nitrogen fertilizers in the form of ammonia and urea ammonium nitrate ("UAN"). As of June 30, 2013, following various equity offerings as discussed below, CVR owned the general partner and approximately 71% of the common units of CVR Refining (including 100% of CVR Refining GP, LLC, its general partner) and approximately 53% of the common units of CVR Partners (including 100% of CVR GP, LLC, its general partner).
As of June 30, 2013, we owned 82% of the total outstanding common stock of CVR. In addition, as of June 30, 2013, as a result of purchasing common units of CVR Refining, we owned approximately 4% of the total outstanding common stock of CVR Refining.
Equity Offerings
On January 23, 2013, CVR Refining completed its initial public offering ("CVR Refining IPO") of its common units representing limited partner interests, resulting in gross proceeds of $600 million, before giving effect to underwriting discounts and other offering expenses. Included in these proceeds is $100 million paid by us for the purchase of common units of CVR Refining in connection with the CVR Refining IPO. Additionally, on January 30, 2013, additional common units of CVR Refining were issued pursuant to the underwriters' exercise of their overallotment option, resulting in gross proceeds of $90 million, before giving effect to underwriting discounts and other offering costs.

On May 20, 2013, CVR Refining completed an underwritten offering of its common units representing limited partner interests, and on June 10, 2013 issued additional common units pursuant to the underwriters' exercise of their overallotment option, resulting in gross proceeds of $406 million before giving effect to underwriting discounts and offering expenses. In addition, we purchased approximately $62 million of common units of CVR Refining in a privately negotiated transaction with CVR. CVR Refining did not receive any of the proceeds from the sale of common units of CVR Refining to us.

On May 28, 2013, Coffeyville Resources, LLC (“CRLLC”), a wholly owned subsidiary of CVR, completed a secondary offering of common units of CVR Partners. Additionally, the underwriters were granted an option to purchase additional units at the public offering price, which expired unexercised at the end of the option period. The gross proceeds to CRLLC from this secondary offering were $302 million. CVR Partners did not receive any of the proceeds from the sale of common units by CRLLC.

Major Influences on Results of Operations
Our Energy segment's earnings and cash flows from its petroleum operations are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks. In the nitrogen fertilizer business, earnings and cash flows from operations are primarily affected by the relationship among nitrogen fertilizer product prices, on-stream factors and direct operating expenses.
The prices of crude oil and other feedstocks and refined product prices are also affected by other factors, such as product pipeline capacity, local market conditions and the operating levels of competing refineries. Crude oil costs and the prices of refined products have historically been subject to wide fluctuations. Widespread expansion or upgrades of competitors' facilities, price volatility, international political and economic developments and other factors are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined products, such as increases in the demand for gasoline during the summer driving season and for home heating oil during the winter, primarily in the Northeast. In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. The petroleum refining industry is also subject to the EPA's Renewable Fuel Standard (“RFS”), which requires it to blend “renewable fuels” with its transportation fuels or purchase renewable energy credits, known as renewable identification numbers ("RINs"), in lieu of blending.
The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. The EPA has not yet finalized the 2013 renewable fuel percentage standard, but has proposed to raise it to approximately 9.6%. In 2013, the Wynnewood refinery became subject to the RFS for the first time, and the cost of RINs became extremely volatile and significantly higher than the corresponding prior year period. The cost of RINs for the period May 5, 2012 through December 31, 2012 was approximately $14 million and the costs of RINs during the three and six months ended June 30, 2013 was approximately $66 million and $96 million, respectively. The petroleum business expects that the cost of RINs will continue to be substantially higher in 2013 as compared to the corresponding prior year period. The ultimate cost of RINs for the petroleum business in 2013 is difficult to estimate. In particular, the cost of RINs is dependent upon a variety of factors, which include the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at its refineries, all of which can vary significantly from quarter to quarter. Based upon recent market prices of RINs and our current estimates related to the other variable factors, the petroleum business estimates that the total cost of RINs will be approximately $200 million to $240 million for the year ending December 31, 2013.
When the 2013 volume mandate is finalized by the EPA, if sufficient RINs are unavailable for purchase at times when the petroleum business seeks to purchase RINs, or if the petroleum business has to pay a significantly higher price for RINs or if the petroleum business is subject to penalties as a result of delays in its ability to timely deliver RINs to the EPA, our Energy segment could be materially adversely affected. Many petroleum refiners blend renewable fuel into their transportation fuels and do not have to pass on the costs of compliance through the purchase of RINs to their customers. Therefore, it may be significantly harder for the petroleum business to pass on the costs of compliance with RFS to its customers.

Because the cost of purchasing RINs has been extremely volatile and has significantly increased over the last year, the Wynnewood refinery will be petitioning the EPA as a “small refinery” for hardship relief from the RFS2 requirements in 2013 and 2014.
Refining margin per crude oil throughput barrel is a measurement calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization) and refining margin per crude oil throughput barrel adjusted for FIFO impact is a measurement calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization) adjusted for FIFO impacts. Refining margin and refining margin adjusted for FIFO impact are non-GAAP measures that we believe are important to investors in evaluating our Energy segment refineries' performance as a general indication of the amount above our Energy segment's cost of product sold (taking into account the impact of utilization of FIFO) they are able to sell refined products. We believe that refining margin and refining margin per crude oil throughput barrel is important to enable investors to better understand and evaluate our Energy segment's ongoing operating results and allow for greater transparency in the review of our overall financial, operational and economic performance. In addition, we believe that presenting refining margin per crude oil throughput barrel adjusted for FIFO impact is useful to investors because this measure more accurately reflects the current operating environment.
In order to derive the refining margin per crude oil throughput barrel, our Energy segment utilizes the total dollar figures for refining margin, as derived above, and divides that by the applicable number of crude oil throughput barrels for the period. Our Energy segment's calculation of refining margin and refining margin adjusted for FIFO impact may differ from calculations of other companies in the industry, thereby limiting its usefulness as a comparative measure. Under our Energy segment's FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our Energy segment's crude oil, work in process and finished goods, thereby resulting in favorable FIFO impacts when crude oil prices increase and unfavorable FIFO impacts when crude oil prices decrease.
In assessing the operating performance of the nitrogen fertilizer business, CVR calculates plant gate price to determine its operating margin. Plant gate price refers to the unit price of nitrogen fertilizer, in dollars per ton, offered on a delivered basis, excluding shipment costs.
Three Months Ended June 30, 2013 and 2012
As noted above, we consolidate CVR effective May 4, 2012 and therefore, our Energy segment results for the three months ended June 30, 2013 are not comparable to the prior year period.
Net sales for the petroleum business for the three months ended June 30, 2013 was approximately $2.1 billion. For the three months ended June 30, 2013, CVR's petroleum business sold approximately 9.2 million and 7.4 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.88 and $2.95, respectively. Net sales for the petroleum business for the period May 5, 2012 through June 30, 2012 was approximately $1.4 billion. For the period May 5, 2012 through June 30, 2012, CVR's petroleum business sold approximately 6 million and 5 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.81 and $2.82, respectively.
Net sales for the fertilizer business for the three months ended June 30, 2013 was $89 million, of which $5 million, $80 million and $4 million were attributable to ammonia, UAN and hydrogen, respectively. For the three months ended June 30, 2013, CVR sold 7,068 and 217,287 tons of ammonia and UAN, respectively, with an average plant gate price per ton of $688 and $331, respectively. Plant gate prices are prices at the designated delivery point less any freight cost we absorb to deliver the product. CVR believes plant gate price is meaningful because it sells products both at its plant gate (sold plant) and delivered to the customer's designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month-to-month or quarter-to-quarter. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 91.6%, 89.1% and 86.5%, respectively, for the three months ended June 30, 2013.

Net sales for the fertilizer business for the period May 5, 2012 through June 30, 2012 was $49 million, of which $8 million and $41 million were attributable to ammonia and UAN, respectively. For the period May 5, 2012 through June 30, 2012, CVR sold 13,911 and 108,821 tons of ammonia and UAN, respectively, with an average plant gate price of $562 and $339 per ton, respectively. Ammonia sales for the period May 5, 2012 through June 30, 2012 benefited from milder weather allowing for an earlier planting season in fiscal 2012. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 98.7%, 96.9% and 95.9%, respectively, for the period May 5, 2012 through June 30, 2012.
Cost of goods sold for the petroleum business for the three months ended June 30, 2013 was approximately $1.9 billion. Cost of goods sold for the petroleum business for the period May 5, 2012 through June 30, 2012 was approximately $1.2 billion. Cost of goods sold for the petroleum business includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs, transportation distribution costs, costs associated with the actual operations of CVR's refineries (such costs are collectively referred to as "direct operating expenses") such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance and labor and environmental compliance costs. In addition, cost of goods sold includes depreciation and amortization. As further discussed above, during 2013, our Energy segment was negatively impacted by the increasing cost of RINs. The petroleum business expects that the cost of RINs will continue to be substantially higher in 2013 as compared to the corresponding prior year period.
The petroleum business' average cost per barrel of crude oil consumed for the three months ended June 30, 2013 and the period May 5, 2012 through June 30, 2012 was $91.29 and $85.41, respectively. The impact of FIFO accounting also impacted cost of product sold the period May 5, 2012 through June 30, 2012. Under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the three months ended June 30, 2013, the petroleum business had a favorable FIFO inventory impact of $24 million as compared to an unfavorable FIFO inventory impact of $99 million for the period May 5, 2012 through June 30, 2012.
Refining margin per barrel of crude oil throughput for the petroleum business was $20.56 for the three months ended June 30, 2013. Refining margin adjusted for FIFO impact for CVR's petroleum business as $19.18 per crude oil throughput barrel for the three months ended June 30, 2013. Gross margin per barrel for the petroleum business was $13.76 for the three months ended June 30, 2013. Gross margin per barrel for the petroleum business was $13.50 for the period May 5, 2012 through June 30, 2012.
The fertilizer business' cost of goods sold for the three months ended June 30, 2013 was $49 million. The fertilizer business' cost of goods sold for the period May 5, 2012 through June 30, 2012 was $24 million. Cost of goods sold for the fertilizer business is primarily comprised of pet coke expense, freight expense, distribution expense, direct operating expenses and depreciation and amortization.
Six Months Ended June 30, 2013
Net sales for the petroleum business for the six months ended June 30, 2013 was approximately $4.4 billion. For the six months ended June 30, 2013, CVR's petroleum business sold 18.8 million and 15.3 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.85 and $3.03, respectively.
Net sales for the fertilizer business for the six months ended June 30, 2013 was $170 million, of which $24 million, $142 million and $4 million were attributable to ammonia, UAN and hydrogen, respectively. For the six months ended June 30, 2013, CVR sold 34,640 and 411,428 tons of ammonia and UAN, respectively, with an average plant gate price of $668 and $314 per ton, respectively. The sales volume of UAN for the six months ended June 30, 2013 benefited from the UAN expansion coming online during the first quarter of 2013. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 95.5%, 93.9% and 89.7%, respectively, for the six months ended June 30, 2013.
Cost of goods sold for the petroleum business for the six months ended June 30, 2013 was approximately $3.8 billion.  Cost of goods sold for the petroleum business includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs, transportation distribution costs, costs associated with the actual operations of CVR's refineries (such costs are collectively referred to as "direct operating expenses") such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance and labor and environmental compliance costs. In addition, cost of goods sold includes depreciation and amortization. The petroleum business' average cost per barrel of crude oil consumed for the six months ended June 30, 2013 was $90.33. The impact of FIFO accounting also impacted cost of product sold during the six months ended June 30, 2013. Under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the six months ended June 30, 2013, the petroleum business had a favorable FIFO inventory impact of approximately $29 million.
Refining margin per barrel of crude oil throughput for the petroleum business was $23.63 for the six months ended June 30, 2013. Refining margin adjusted for FIFO impact for CVR's petroleum business was $22.80 per barrel of crude oil throughput barrel for the six months ended June 30, 2013. For the six months ended June 30, 2013, the petroleum business had a favorable FIFO inventory impact of $29 million. Gross margin per barrel for our petroleum business was $16.75 for the six months ended June 30, 2013.
The fertilizer business' cost of goods sold for the six months ended June 30, 2013 was $91 million. Cost of goods sold for the fertilizer business is primarily comprised of pet coke expense, freight expense, distribution expense, direct operating expenses and depreciation and amortization.

Metals

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net sales	$230	$303	$494	$635
Cost of goods sold	236	311	503	642
Gross margin	$(6)	$(8)	$(9)	$(7)
Summarized ferrous tons and non-ferrous pounds sold for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in 000s)
Ferrous tons sold	358	433	734	888
Non-ferrous pounds sold	59,721	62,871	127,356	123,795
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the U.S. and other global markets. Ferrous and non-ferrous scrap have been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.
Three Months Ended June 30, 2013 and 2012
Net sales for the three months ended June 30, 2013 decreased by $73 million (24%) compared to the comparable prior year period. The decrease was primarily driven by lower ferrous and non-ferrous shipment volumes and selling prices in the three months ended June 30, 2013 as compared to the comparable prior year period.
Ferrous shipments decreased by 75,000 gross tons (17%) and average pricing was $44 per gross ton (11%) lower during the three months ended June 30, 2013 compared to the comparable prior year period. The domestic steel capacity utilization rate averaged approximately 77.9% in the three months ended June 30, 2013. This was 0.7 percentage points lower than the comparable prior year period. The decrease in average pricing was largely driven by lower market prices for ferrous scrap attributed to soft demand from steel producers and to lower scrap export pricing for the three months ended June 30, 2013 as compared to the prior year. Non-ferrous shipment volumes decreased by 3,150,000 pounds (3%), and average selling prices for non-ferrous decreased $0.16 per pound (15%) during the three months ended June 30, 2013 as compared to the prior year primarily due to weak market conditions attributed to lower market prices.
Cost of goods sold for the three months ended June 30, 2013 decreased by $75 million (24%) compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes, lower market prices for raw materials and lower processing costs. Gross margin as a percentage of net sales was a loss of 3% for the three months ended June 30, 2013 compared to a loss of 3% for the comparable prior year period.
Six Months Ended June 30, 2013 and 2012
Net sales for the six months ended June 30, 2013 decreased by $141 million (22%) compared to the comparable prior year period. The decrease was primarily driven by lower ferrous shipment volumes and selling prices and lower non-ferrous prices in the six months ended June 30, 2013 as compared to the comparable prior year period.

Ferrous shipments decreased by 154,000 gross tons (17%) and average pricing was $60 per gross ton (14%) lower during the six months ended June 30, 2013 compared to the comparable prior year period. The decrease in average pricing was driven by lower market prices for ferrous scrap. The domestic steel capacity utilization rate was 76.8% during the six months ended June 30, 2013, 2.0 percentage points lower than the rate during the comparable prior year period. The lower level of domestic demand, primarily in the first three months of 2013, and lower scrap export prices in the period contributed to lower market prices in the six months ended June 30, 2013 as compared to the comparable prior year period. Non-ferrous shipment volumes increased by 3,561,000 pounds (3%), primarily driven by increased shipments of electric motors and batteries. The average selling price for non-ferrous material decreased by $0.12 per pound (11%) primarily due to lower market pricing and product mix.
Cost of goods sold for the six months ended June 30, 2013 decreased by $139 million (22%) compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes, lower market prices for ferrous raw materials and lower processing costs. Gross margin as a percentage of net sales was a loss of 2% for the six months ended June 30, 2013 compared to a loss of 1% for the comparable prior year period.

Railcar

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net Sales/Other Revenues From Operations:
Manufacturing	$178	$219	$406	$431
Railcar Leasing	15	3	25	4
Railcar Services	19	17	35	33
Eliminations	(62)	(84)	(180)	(132)
	$150	$155	$286	$336
Cost of Goods Sold/Other Expenses From Operations:
Manufacturing	$134	$177	$316	$353
Railcar Leasing	5	1	9	2
Railcar Services	14	13	27	26
Eliminations	(44)	(70)	(140)	(109)
	$109	$121	$212	$272
Gross Margin:
Manufacturing	$44	$42	$90	$78
Railcar Leasing	10	2	16	2
Railcar Services	5	4	8	7
Eliminations	(18)	(14)	(40)	(23)
	$41	$34	$74	$64
Our Railcar segment includes the results of American Railcar Industries, Inc. ("ARI") and AEP Leasing LLC ("AEP Leasing"). Manufacturing net sales and cost of goods sold above include intra-segment net sales and related cost of goods sold for railcars sold by our Railcar segment to its railcar leasing business. Elimination amounts represent eliminations of intra-segment net sales and related cost of goods sold and gross margin for our Railcar segment..
ARI's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. ARI's filings with the SEC are available on the SEC's website at www.sec.gov.
The North American railcar market has been, and we expect it to continue to be, highly cyclical. Industry-wide demand for tank railcars continues to be strong while demand for most other railcar types remains weak. Consistent with industry expectations, our Railcar segment anticipates demand for hopper railcars, specifically for plastic pellet cars, to begin strengthening late in 2013 for delivery into 2014 through 2016. Our Railcar segment cannot assure you that the tank railcar market will continue to operate at historically strong levels, that demand for covered hopper railcars or any other railcar types, will improve, or that our Railcar segment's railcar orders and shipments will track industry-wide trends.

Railcar shipments for the three months ended June 30, 2013 were approximately 1,310 railcars, including approximately 520 railcars to leasing customers, as compared to approximately 2,200 railcars for the comparable prior year period, including approximately 910 railcars to leasing customers. Railcar shipments for the six months ended June 30, 2013 were approximately 3,210 railcars, including approximately 1,550 railcars to leasing customers, as compared to approximately 4,410 railcars for the comparable prior year period, including approximately 1,380 railcars to leasing customers.
As of June 30, 2013, our Railcar segment had a backlog of approximately 6,940 railcars, including approximately 4,510 railcars for lease customers. In response to changes in customer demand, our Railcar segment continues to adjust production rates at its railcar manufacturing facilities.
Three Months Ended June 30, 2013 and 2012
Total manufacturing revenues, before elimination of railcar sales to our Railcar segment's leasing business, for the three months ended June 30, 2013 decreased by $41 million (19%) over the comparable prior year period. The decrease was primarily due to lower covered hopper railcar shipments, partially offset by tank railcar shipments, and lower revenues from certain material cost changes that are passed through to customers. Manufacturing revenues for the three months ended June 30, 2013 include estimated revenues of $62 million relating to railcars built for our Railcar segment's leasing business, compared to $84 million for the comparable prior year period. Such revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party, and are eliminated in consolidation. The decrease in railcars built for our Railcar segment's leasing business is primarily due to a decrease in demand for covered hopper railcar leases, offset in part by an increase in tank railcar leases.
Gross margin from manufacturing operations, before eliminations relating to railcar sales to our Railcar segment's leasing business, for the three months ended June 30, 2013 was $44 million compared to $42 million for the comparable prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues was 25% for the three months ended June 30, 2013 compared to 19% for the comparable prior year period. The increase in gross margin percentage over the respective period was primarily due to a shift in the sales mix to a higher concentration of tank railcars.
Railcar leasing revenues increased for the three months ended June 30, 2013 as compared to the corresponding prior year period due to an increase in number of railcars leased to customers and an increase in the average lease rate. The lease fleet grew from approximately 1,870 railcars at June 30, 2012 to approximately 4,640 railcars at June 30, 2013.
Six Months Ended June 30, 2013 and 2012
Total manufacturing revenues, before elimination of railcar sales to our Railcar segment's leasing business, for the six months ended June 30, 2013 decreased by $25 million (6%) over the comparable prior year period. The decrease was primarily due to lower covered hoper railcar shipments, partially offset by higher tank railcar shipments, and lower revenues from certain material cost changes that are passed through to customers. The decrease was offset in part by a higher mix of tank railcars shipped, which generally sell at higher prices due to more material and labor content, and improved general market conditions for tank railcars. Manufacturing revenues for the six months ended June 30, 2013 include estimated revenues of $180 million relating to railcars built for our Railcar segment's leasing business, compared to $132 million for the comparable prior year period. Such revenues are based on an estimated fair market value of the leased railcars as if they had been sold to a third party, and are eliminated in consolidation. The increase in railcars built for our Railcar segment's leasing business is primarily due to an increase in demand for tank railcar leases.
Gross margin from manufacturing operations, before eliminations relating to railcar sales to our Railcar segment's leasing business, for the six months ended June 30, 2013 was $90 million compared to $78 million for the comparable prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues was 22% for the six months ended June 30, 2013 compared to 18% for the comparable prior year period. The increase in gross margin percentage over the respective period was primarily due to a shift in the sales mix to a higher concentration of tank railcars.
Railcar leasing revenues increased for the six months ended June 30, 2013 as compared to the corresponding prior year period due to an increase in number of railcars leased to customers and an increase in the average lease rate, as noted above.

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

Casino revenues are one of Tropicana's main performance indicators and account for a significant portion of its net revenues. The decrease in casino revenues for the three months ended June 30, 2013 as compared to the comparable prior year period was primarily due to a 10.4% decrease in consolidated gaming volumes, primarily due to lower gaming volumes at Tropicana Casino and Resort, Atlantic City ("Tropicana AC") and Belle of Baton Rouge Casino and Hotel ("Baton Rouge"). Tropicana's consolidated gaming hold percentage was 10.2% for each of the three months ended June 30, 2013 and 2012.
The decrease in casino revenues for the six months ended June 30, 2013 as compared to the comparable prior year period was primarily due to a 12.4% decrease in consolidated gaming volumes, primarily due to lower gaming volumes at Tropicana AC and Baton Rouge. Tropicana's consolidated gaming hold percentage was 10.1% and 9.8% for the six months ended June 30, 2013 and 2012, respectively. The improvement in the consolidated hold percentage was primarily due to an increase in table hold percentage for Tropicana AC over the respective period.
Net revenues from Tropicana AC comprise approximately 45% and 46% of our Gaming segment's net revenues for the three months ended June 30, 2013 and 2012, respectively, and 42% for each of the six months ended June 30, 2013 and 2012. Based on market data, the Atlantic City market experienced year over year declines in casino win of 10.8% and 11.4% for the three and six months ended June 30, 2013, respectively. Tropicana AC's casino win decreased, as a percentage, less than the Atlantic City market as a whole for the six months ended June 30, 2013 as compared to the corresponding prior year period, despite the presence of an additional competitor in the Atlantic City casino market starting in May 2012 as well as increased regional market competition. Tropicana AC's gaming results were negatively impacted by lower table games and slot volumes primarily due to the increased competition coupled with the lingering effects of Super Storm Sandy which occurred in late October 2012. Although Tropicana AC did not suffer any significant damage, the severity of the property damage to a large portion of the Atlantic City feeder markets resulted in long term business interruption and its customer visitation has yet to return to normalized levels.
Revenues from rooms decreased for the three months ended June 30, 2013 as compared to the corresponding prior year period. The average daily room rate and occupancy across all of Tropicana's gaming properties were $67 and 61%, respectively, for the three months ended June 30, 2013 as compared to $71 and 64%, respectively, for the comparable prior year period.
Revenues from rooms decreased for the six months ended June 30, 2013 as compared to the corresponding prior year period. The average daily room rate and occupancy across all of Tropicana's gaming properties were $66 and 58%, respectively, for the six months ended June 30, 2013 as compared to $69 and 62%, respectively, for the comparable prior year period.
Food Packaging
Viskase Companies, Inc. ("Viskase") currently operates eight manufacturing facilities and ten distribution centers throughout North America, Europe, South America and Asia and derives approximately 71% of total net sales from customers located outside the United States.
Net sales for the three months ended June 30, 2013 increased by $7 million (8%) compared to the comparable prior year period. The increase was due to an increase of $6 million attributable to volume and $2 million attributable to price and product mix, offset in part by $1 million attributable to foreign currency translation.
Cost of goods sold for the three months ended June 30, 2013 increased $3 million as compared to the comparable prior year period. The increase was due to growth in unit volume, slightly higher raw material costs and energy prices, partially offset by exchange rates and improved manufacturing efficiencies. Gross margin as a percent of net sales was 25% and 22% for the three months ended June 30, 2013 and 2012, respectively. The improvement in the gross margin as a percent of net sales over the comparable period was primarily due to sales mix and improved manufacturing efficiencies.
Net sales for the six months ended June 30, 2013 increased by $12 million (7%) compared to the comparable prior year period. The increase was due to an increase of $11 million attributable to volume and $3 million attributable to price and product mix, offset in part by $2 million attributable to foreign currency translation.
Cost of goods sold for the six months ended June 30, 2013 increased $7 million as compared to the comparable prior year period. The increase was due to growth in unit volume, higher raw material costs and energy prices, higher pension and depreciation expense, partially offset by exchange rates and improved manufacturing efficiencies. Gross margin as a percent of net sales was 24% and 23% for the six months ended June 30, 2013 and 2012, respectively. The improvement in the gross margin as a percent of net sales over the comparable period was primarily due to sales mix and improved manufacturing efficiencies.
Real Estate
Real Estate revenues and expenses include results from resort operations, sales of residential units and rental income and expenses, including income from financing leases. Sales of residential units are included in net sales in our consolidated financial statements. Results from resort and rental operations, including financing lease income, are included in other revenues from operations in our consolidated financial statements.
Revenue from our real estate operations for each of the three and six months ended June 30, 2013 and 2012 were substantially derived from our resort and rental operations. Revenue from sales of residential units in our real estate development operations represent 5% and 13% of total Real Estate revenues for the three months ended June 30, 2013 and 2012, respectively, and 5% and 7% for the six months ended June 30, 2013 and 2012, respectively.
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
Net sales for the three months ended June 30, 2013 decreased by $14 million (22%) compared to the comparable prior year period. The decrease was primarily due to a decrease in sales volume resulting from the effects of exiting certain unprofitable programs and customers. Cost of goods sold for the three months ended June 30, 2013 decreased by $10 million (18%) compared to the comparable prior year period. The decrease was primarily due to lower sales volume. Gross margin for the three months ended June 30, 2013 decreased by $4 million (44%) compared to the comparable prior year period. Gross margin as a percentage of net sales was 10% for the three months ended June 30, 2013 as compared to 14% for the comparable prior year period. The decrease was primarily due to manufacturing process changes which entailed higher labor charges.
Net sales for the six months ended June 30, 2013 decreased by $24 million (20%) compared to the comparable prior year period. The decrease was primarily due to a decrease in sales volume resulting from the effects of exiting certain unprofitable programs and customers. Cost of goods sold for the six months ended June 30, 2013 decreased by $23 million (21%) compared to the comparable prior year period. The decrease was primarily due to lower sales volume. Gross margin for the six months ended June 30, 2013 decreased by $1 million (9%) compared to the comparable prior year period. Gross margin as a percentage of net sales was 10% for the six months ended June 30, 2013 as compared to 9% for the comparable prior year period. The improvement was primarily due to the effects of exiting certain unprofitable programs and customers.

Other Consolidated Results of Operations
Other Income (Loss), Net
Our consolidated other income (loss), net for the three months ended June 30, 2013 and 2012 was $94 million and $(1) million, respectively and for the six months ended June 30, 2013 and 2012 was $48 million and $9 million, respectively. Included in our consolidated other income (loss), net are gains and losses related to certain of our derivatives. See Note 6, "Financial Instruments," and Note 16, "Other Income (Loss), Net," to the consolidated financial statements for further discussion.
Selling, General and Administrative
Our consolidated selling, general and administrative ("SG&A") for the three months ended June 30, 2013 decreased by $23 million (7%) as compared to the comparable prior year period. The decrease was primarily due to a decrease of $8 million related to our Gaming segment primarily due to certain cost cutting measures and decrease in real estate taxes due to a favorable tax settlement and a decrease of $11 million related to our Automotive segment primarily due to the recognition of an OPEB curtailment gain, which reduced SG&A. In the second quarter of 2013, Federal-Mogul ceased operations at one of its U.S. manufacturing locations. The resulting reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in Federal-Mogul's U.S. Welfare Benefit Plan triggered the recognition of an OPEB curtailment gain of $19 million during the three and six months ended June 30, 2013.
Our consolidated SG&A for the six months ended June 30, 2013 increased by $37 million (6%) as compared to the comparable prior year period. The increase was primarily due to an increase of $33 million of SG&A related to our Energy segment for the six months ended June 30, 2013 for which there are limited comparable results in the comparable prior year period as we consolidated CVR effective May 4, 2012. In addition, SG&A increased by $29 million for our Investment segment for the six months ended June 30, 2013 as compared to the corresponding prior year period due to an increase in compensation expense as a result of certain fund performance during the six months ended June 30, 2013. This was offset in part by a decrease of $13 million related to the SG&A expenses of our Automotive segment, which included the recognition of an OEPB curtailment gain of $19 million, as discussed above, which reduced SG&A, and a decrease of $9 million related to SG&A expenses of our Gaming segment primarily due to certain cost cutting measures and decrease in real estate taxes due to a favorable tax settlement.

Restructuring
Our consolidated restructuring costs were $9 million and $9 million for the three months ended June 30, 2013 and 2012, respectively, which were primarily attributable to Federal-Mogul in each of the respective periods. During the three months ended June 30, 2013 and 2012, our Automotive segment recorded $8 million and $8 million in restructuring charges, respectively, as further discussed below.
Our consolidated restructuring costs were $17 million and $16 million for the six months ended June 30, 2013 and 2012, respectively, which were primarily attributable to Federal-Mogul in each of the respective periods. During the six months ended June 30, 2013 and 2012, our Automotive segment recorded $16 million and $14 million in restructuring charges, respectively, as further discussed below.
In February 2013, Federal-Mogul's Board of Directors approved the evaluation of restructuring opportunities in order to improve operating performance. Federal-Mogul obtained its Board of Director's approval to commence a restructuring plan ("Restructuring 2013"). Restructuring 2013 is intended to take place between 2013 and 2015 with an expected total cost of $79 million, of which $62 million and $17 million pertains to employee costs and facility costs, respectively. In connection with Restructuring 2013, Federal-Mogul recorded $9 million and $16 million in restructuring charges for the three and six months ended June 30, 2013, respectively, all of which pertain to employee costs. The restructuring charges for the three and six months ended June 30, 2012 were primarily related to other restructuring charges resulting from certain headcount reduction actions associated with the aftermarket.
Interest Expense
Interest expense for both Icahn Enterprises and Icahn Enterprises Holdings during the three months ended June 30, 2013 decreased] by $3 million (2%) as compared the corresponding prior year period. The decrease was primarily due to the expiration of unfavorable interest rate swaps at our Automotive segment in the first quarter of 2013 offset in part by higher interest expense incurred on certain Holding Company debt issued during the third quarter of 2012.
Interest expense for both Icahn Enterprises and Icahn Enterprises Holdings during the six months ended June 30, 2013 increased by $14 million (6%) as compared the corresponding prior year period. The increase was primarily due to the inclusion of interest expense related to CVR's debt effective May 4, 2012, higher interest expense incurred on certain Holding Company debt issued during the third quarter of 2012, offset in part by lower interest expense incurred by our Automotive segment as a result of the expiration of certain interest swaps during the first quarter of 2013.
Income Tax Expense
For the three months ended June 30, 2013, both Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $97 million on pre-tax income of $173 million compared to an income tax benefit of $101 million on pre-tax income of $360 million for the three months ended June 30, 2012. Our effective income tax rate was 56.1% and (28.1)% for the three months ended June 30, 2013 and 2012, respectively.
For the three months ended June 30, 2013, the difference between the effective tax rate and statutory federal rate of 35% is primarily due to partnership loss not subject to taxation, as such taxes are the responsibility of the partners.  For the three months ended June 30, 2012, the difference between the effective tax rate and statutory federal rate of 35% is primarily due to changes in valuation allowances and partnership income not subject to taxation, as such taxes are the responsibility of the partners.
For the six months ended June 30, 2013, both Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $217 million on pre-tax income of $988 million compared to an income tax benefit of $131 million on pre-tax income of $431 million for the six months ended June 30, 2012. Our effective income tax rate was 22.0% and (30.4)% for the six months ended June 30, 2013 and 2012, respectively.
For the six months ended June 30, 2013, the difference between the effective tax rate and statutory federal rate of 35% is primarily due to partnership income not subject to taxation, as such taxes are the responsibility of the partners.  For the six months ended June 30, 2012, the difference between the effective tax rate and statutory federal rate of 35% is primarily due to changes in valuation allowances and partnership income not subject to taxation, as such taxes are the responsibility of the partners.
Icahn Enterprises and Icahn Enterprises Holdings recognized an income tax expense on its pre-tax earnings for the six months ended June 30, 2013 as compared to an income tax benefit on its pre-tax earnings for the six months ended June 30, 2012 primarily due to the reversal of $159 million of the valuation allowance on deferred tax assets by American Entertainment Properties Corp. ("AEP"), an indirect subsidiary of ours during the six months ended June 30, 2012.  Specifically, in February, 2012, pursuant to a tax-free reorganization, WestPoint Home LLC ("WPH"), representing our Home Fashion segment, merged into a newly formed single member limited liability company owned by AEP. Also, on May 4, 2012, AEP acquired a controlling interest in CVR.  In recording this reversal, AEP evaluated all positive and negative evidence associated with its deferred tax assets, primarily as a result of the change in estimated future earnings from the acquisition of CVR, and concluded it was more likely than not that a portion of the federal net operating loss carryforward related to our Home Fashion segment would be realized.

Liquidity and Capital Resources

Holding Company
As of June 30, 2013, the Holding Company had investments in the Investment Funds with a total fair market value of approximately $2.5 billion. As of June 30, 2013, our Holding Company had cash and cash equivalents of approximately $1.4 billion and total debt of approximately $4.1 billion.
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
As of June 30, 2013 based on covenants in the indenture governing our senior notes, we could incur approximately $2.6 billion in additional indebtedness. See Note 10, “Debt,” to the consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.
On January 24, 2013, the board of directors of CVR adopted a quarterly cash dividend policy. Subject to declaration by its Board of Directors, CVR's quarterly dividend is expected to be $0.75 per share, or $3.00 per share on an annualized basis, which it began paying in the second quarter of 2013. As we currently own approximately 82% of the common shares of CVR, the majority of CVR's dividend will directly upstream to us. For the six months ended June 30, 2013 we received $908 million in dividends from CVR, including two special dividends declared as discussed below. Subsequent to June 30, 2013, CVR declared a quarterly dividend of $0.75 per share which will result in an additional aggregate $53 million payable to us in the third quarter of 2013. In addition, subsequent to June 30, 2013, CVR Refining declared a quarterly dividend of $1.35 per share which will result in an additional aggregate $8 million payable to us in the third quarter of 2013.
Distributions on Depositary Units
On August 6, 2013, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.25 per depositary unit, which will be paid on or about October 9, 2013 to depositary unit holders of record at the close of business on August 16, 2013. Depositary unit holders will have until September 6, 2013 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 20 consecutive trading days ending October 4, 2013. No fractional depositary units will be issued pursuant to the dividend payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
On April 29, 2013, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.00 per depositary unit, which was paid on or about July 5, 2013 to depositary unit holders of record at the close of business on May 13, 2013. Depositary unit holders had until June 3, 2013 to make an election to receive either cash or additional depositary units; if a holder did not make an election, it was automatically deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units received units valued at the volume weighted average trading price of the units on NASDAQ during the 20 consecutive trading days ending July 1, 2013. No fractional depositary units were issued pursuant to the dividend payment. Icahn Enterprises made a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation received a cash payment.
On February 10, 2013, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.00 per depositary unit, which was paid on April 15, 2013 to depositary unit holders of record at the close of business on February 21, 2013. Depositary unit holders had until March 14, 2013 to make an election to receive either cash or additional depositary units; if a holder did not make an election, it was automatically deemed to have elected to receive the dividend in cash. Depositary unit holders that elected to receive additional depositary units received units valued at the volume weighted average trading price of the units on NASDAQ during the 20 consecutive trading days immediately following the election deadline. No fractional depositary units were issued pursuant to the dividend payment. Icahn Enterprises made a cash payment in lieu of issuing fractional depositary units to holders electing to receive depositary units. Any holders that were only eligible to receive a fraction of a depositary unit based on the above calculation received a cash payment.
Equity Offering
On February 28, 2013, Icahn Enterprises entered into an underwriting agreement with Jefferies & Company, Inc., providing for the issuance and purchase of an aggregate of 3,174,604 depositary units representing limited partner interests in Icahn Enterprises at a price to the public of $63.00 per depositary unit. The depositary units were delivered to the unitholders on March 6, 2013.
On June 12, 2013, Icahn Enterprises entered into an underwriting agreement with Credit Suisse Securities (USA) LLC, UBS Securities LLC, Jefferies LLC, Citigroup Global Markets Inc., Oppenheimer & Co. Inc., Keefe, Bruyette & Woods, Inc., Wunderlich Securities, Inc. and KeyBanc Capital Markets Inc. providing for the issuance and purchase of an aggregate of 1,600,000 depositary units representing limited partner interests in Icahn Enterprises at a price to the public of $75.54 per depositary unit. The depositary units were delivered to the unitholders on June 17, 2013.
Aggregate proceeds from these equity offerings was $311 million during the six months ended June 30, 2013 after deducting underwriting discounts, commissions and other offering related fees and expenses. Additionally, in connection with these equity offerings, our general partner made aggregate contribution of $6 million to Icahn Enterprises and Icahn Enterprises Holdings during the six months ended June 30, 2013 in order to maintain its 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings.
Debt Offering
On August 1, 2013, we issued $500 million aggregate principal amount of Senior Notes due 2020 (the “2020 Notes”) in private placement not registered under the Securities Act of 1933, as amended. The proceeds from the offering will be used for general partnership purposes.

Borrowings
Debt consists of the following:

	Icahn Enterprises		Icahn Enterprises Holdings
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(in millions)		(in millions)
8% senior unsecured notes due 2018 - Icahn Enterprises/Icahn Enterprises Holdings	$2,474	$2,476	$2,471	$2,471
7.75% senior unsecured notes due 2016 - Icahn Enterprises/Icahn Enterprises Holdings	1,050	1,050	1,047	1,047
Senior unsecured variable rate convertible notes due 2013 - Icahn Enterprises/Icahn Enterprises Holdings	556	556	556	556
Debt facilities - Automotive	2,739	2,738	2,739	2,738
Debt facilities - Energy	500	749	500	749
Credit facilities - Energy	125	125	125	125
Senior unsecured notes and secured term loan facility - Railcar	198	275	198	275
Credit facilities - Gaming	170	171	170	171
Senior secured notes and revolving credit facility - Food Packaging	214	214	214	214
Mortgages payable - Real Estate	51	70	51	70
Other	168	124	168	124
	$8,245	$8,548	$8,239	$8,540

See Note 10, “Debt,” to the consolidated financial statements contained elsewhere in this Report for additional information concerning terms, restrictions and covenants of our debt. As of June 30, 2013, we are in compliance with all debt covenants.
Contractual Commitments and Contingencies
Other than the ACF agreement as discussed below, there have been no material changes to our contractual commitments and contingencies as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2012.
In April 2013, AEP Leasing LLC ("AEP Leasing") entered into an agreement ("ACF Agreement") with ACF Industries LLC ("ACF") whereby AEP Leasing will purchase 1,050 railcars from ACF in 2013 and 2014 for an aggregate purchase price of approximately $150 million. See Note 3, "Related Party Transactions - Railcar," to the consolidated financial statements for further discussion.
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

Consolidated Cash Flows
The following table summarizes cash flow information for the six months ended June 30, 2013 and cash and cash equivalents as of June 30, 2013 for Icahn Enterprises' operating segments and the Holding Company:

	Six Months Ended June 30, 2013			June 30, 2013
	Net Cash Provided By (Used In)
	Operating Activities	Investing Activities	Financing Activities	Cash and Cash Equivalents
	(in millions)
Investment	$(50)	$—	$45	$4
Automotive	116	(215)	26	375
Energy	373	(115)	744	1,135
Metals	6	(6)	—	14
Railcar	46	(142)	(82)	97
Gaming	34	(32)	(1)	244
Food Packaging	(18)	(9)	—	16
Real Estate	21	(1)	(19)	33
Home Fashion	(15)	3	—	10
Holding Company	(79)	(46)	(296)	1,412
	$434	$(563)	$417	$3,340

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
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2013 was primarily attributable to our Energy segment which had net cash provided by operating activities of $373 million, primarily due to earnings within the segment offset in part by changes in operating assets and liabilities. Our Automotive segment contributed $116 million of net cash provided by operating activities during the six months ended June 30, 2013 primarily due to earnings within the segment, which included non-cash charges for depreciation and amortization of $159 million. Such earnings were partially offset by changes in working capital.
Our Holding Company had cash payments for interest expense of $144 million during the six months ended June 30, 2013.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2013 was primarily due to consolidated capital expenditures of $509 million, of which $186 million was related to our Automotive segment, $156 million was related to our Railcar segment and $115 million was related to our Energy segment. Capital expenditures for our Railcar segment for the six months ended June 30, 2013 included $145 million for manufacturing railcars for lease to others, which are included in property, plant and equipment, net on our consolidated balance sheets. Additionally, the Holding Company purchased investments of $46 million and our Automotive segment had net payments associated with business dispositions of $25 million.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2013 was primarily due to our Energy segment offset in part by our Holding Company.
Our Energy segment received net proceeds of approximately $1.2 billion from various equity offerings, which excludes $162 million paid by us for investments in connection with these offerings, offset in part by repayments of debt of $244 million and aggregate dividends paid by our Energy segment of $254 million to its common unitholders, excluding dividends paid to us.

The Holding Company had an increase in restricted cash in connection with the discharge of the $600 million variable rate notes, as discussed in Note 10, "Debt" to the consolidated financial statements, offset in part by net proceeds of $317 million in connection with Icahn Enterprises' offering of depositary units, as discussed above.
In addition, as discussed in Note 10, "Debt," to the consolidated financial statements, our Railcar segment repaid debt of $175 million and received proceeds of $100 million from the draw downs of a certain term loan.
Discussion of Segment Liquidity and Capital Resources
Investment
 As of June 30, 2013, the Investment Funds' net notional exposure was 45%. The Investment Funds' long exposure was 154% (146% long equity and 8% long credit) and the Investment Funds' short exposure was 110% (110% short equity).  The Investment Funds historically have had access to significant amounts of cash from prime brokers, subject to customary terms and market conditions.
Automotive
As of June 30, 2013 and December 31, 2012, the borrowing availability under the revolving credit facility was $492 million and $451 million, respectively. Federal-Mogul had $40 million and $37 million of letters of credit outstanding as of both June 30, 2013 and December 31, 2012, respectively, pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility. See Note 10, "Debt - Automotive," to the consolidated financial statements for additional discussion regarding Federal-Mogul's debt facilities.
Federal-Mogul has explored in the past and continues to explore alternatives for refinancing all or a portion of the Debt Facilities.
On July 11, 2013, Federal-Mogul received $500 million in connection with its previously announced common stock registered rights offering (the “Federal-Mogul Rights Offering”). In connection with the Federal-Mogul Rights Offering, we fully exercised our subscription rights under our basic and over subscription privileges to purchase additional shares of Federal-Mogul common stock for an aggregate of $434 million, which will be eliminated in our consolidated statement of cash flows. As a result of the exercise of our subscription rights, we indirectly owned approximately 80.7% of the outstanding common stock of Federal-Mogul as of July 11, 2013.
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Japan and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $284 million and $217 million as of June 30, 2013 and December 31, 2012, respectively. Of those gross amounts, $260 million and $216 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of June 30, 2013 and December 31, 2012, Federal-Mogul had $1 million and zero, respectively, of outstanding transferred receivables for which cash had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were $364 million and $363 million for the three months ended June 30, 2013 and 2012, respectively, and $697 million and $776 million for the six months ended June 30, 2013 and 2012, respectively.
Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposures to Federal-Mogul associated with certain of these facilities' terms were $18 million and $19 million at June 30, 2013 and December 31, 2012, respectively. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of June 30, 2013 and December 31, 2012, Federal-Mogul estimated the loss to be immaterial.
Energy
As of June 30, 2013, CRLLC had availability under the Amended and Restated ABL Credit Facility of $373 million and had letters of credit outstanding of $27 million. There were no borrowings outstanding under the ABL Credit Facility as of June 30, 2013. In addition, as of June 30, 2013, CVR Partners had $25 million availability under its revolving credit facility, with an uncommitted incremental facility of up to $50 million.
See Note 10, “Debt - Energy," to the consolidated financial statements for further discussion regarding CVR's credit facilities, including the Amended and Restated ABL Credit Facility.

CVR Refining and CVR Partners have a distribution policy in which they will generally distribute all of their available cash each quarter, within 60 days after the end of each quarter. CVR Refining's distributions began with the quarter ended March 31, 2013 and have been adjusted to exclude the period prior to the CVR Refining IPO from January 1, 2013 through January 22, 2013 (the period preceding the closing of the CVR Refining IPO). The distributions will be made to all common unitholders. CVR currently holds approximately 71% and 53% of CVR Refining's and CVR Partner's common units outstanding, respectively. The amount of each distribution will be determined pursuant to each general partner's calculation of available cash for the applicable quarter. The general partner of each partnership, as a non-economic interest holder, is not entitled to receive cash distributions. As a result of each general partner's distribution policy, funds held by CVR Refining and CVR Partners will not be available for CVR's use, and CVR as a unitholder will receive its applicable percentage of the distribution of funds within 60 days, respectively, following each quarter. CVR Refining and CVR Partners do not have a legal obligation to pay distributions and there is no guarantee that they will pay any distributions on the units in any quarter.

On January 24, 2013, the board of directors of CVR adopted a quarterly cash dividend policy. Subject to declaration by its board of directors, CVR's quarterly dividend is expected to be $0.75 per share, or $3.00 per share on annualized basis, which CVR began paying in the second quarter of 2013. Additionally, CVR declared and paid two special cash dividends during the six months during ended June 30, 2013. CVR paid an aggregate total of approximately $1.1 billion in dividends, or $12.75 per share, during the six months ended June 30, 2013, of which $908 million was paid to us.
CVR divides the petroleum business and the nitrogen fertilizer business' capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. CVR undertakes discretionary capital spending based on the expected return on incremental capital employed. Discretionary capital projects generally involve an expansion of existing capacity, improvement in product yields, and/or a reduction in direct operating expenses. Major scheduled turnaround expenses are expensed when incurred. CVR estimates that the total capital spending for the year ending December 31, 2013 to range between approximately $315 million and $345 million.
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

Critical Accounting Policies and Estimates
Except as disclosed below, there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2013 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2012.
We are currently performing the annual goodwill impairment test for our Energy segment which will be finalized during the third quarter of 2013. Any goodwill impairment charge that result from this annual impairment test for our Energy segment will be recorded in the third quarter of 2013.
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
In March 2013, the FASB issued ASU No. 2013-05, which amends FASB ASC Topic 830, Foreign Currency Matters. This ASU resolves the accounting for certain foreign currency matters with respect to the release of cumulative translation adjustment into net income within a foreign entity under certain circumstances. This ASU is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. This ASU should be applied prospectively to derecognition events occurring after the effective date. Early adoption is permitted provided that if the entity early adopts this guidance, it applies it as of the beginning of the entity's fiscal year of adoption. The adoption of this ASU will not have a material impact on our consolidated financial position, results of operations or cash flows.
In June 2013, the FASB issued ASU No. 2013-08, which amends FASB ASC Topic 940, Financial Services - Investment Companies. This ASU clarifies the characteristics of an investment company, and provides comprehensive guidance for assessing whether an entity is an investment company. This ASU is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Earlier adoption is prohibited. The adoption of this ASU will not have any impact on our consolidated financial position, results of operations or cash flows.

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
Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties that may cause actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These risks and uncertainties may include the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2012 and those set forth in this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
Market Risk
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of June 30, 2013, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by $912 million, $67 million and $848 million, respectively. However, as of June 30, 2013, we estimate that the impact to our share of the net gain from investment activities reported on our consolidated statement of operations would be significantly less than the change in fair value since we have an investment of approximately 40% in these Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 60% of the change in fair value.
Credit Risk
We and certain of our consolidated Investment Funds are subject to certain inherent risks through our investments.

Our entities typically invest excess cash in large money market funds. The money market funds primarily invest in government securities and other short-term, highly liquid instruments with a low risk of loss. The Investment Funds also maintain free credit balances with their prime brokers and in interest bearing accounts at major banking institutions. We seek to diversify our cash investments across several accounts and institutions and we monitor performance and counterparty risk.
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
The translated values of revenue and expense from our Automotive segment's international operations are subject to fluctuations due to changes in currency exchange rates. During the six months ended June 30, 2013, our Automotive segment derived 38% of its net sales in the United States and 62% internationally. Of these international sales, 57% are denominated in the euro, with no other single currency representing more than 8%. To minimize foreign currency risk, our Automotive segment generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, our Automotive segment manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Our Automotive segment estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the six months ended June 30, 2013 would have decreased net income attributable to Icahn Enterprises for our Automotive segment by approximately $7 million.
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
Commodity Price Risk
At June 30, 2013, CVR Refining had open commodity hedging instruments consisting of 20 million barrels of crack spreads primarily to fix the margin on a portion of our future gasoline and distillate production. The fair value of the outstanding contracts at June 30, 2013 was a net unrealized gain of $72 million. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of commodity hedging instruments of approximately $20 million.
Interest Rate Risk
On June 30 and July 1, 2011, Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF") entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of the nitrogen fertilizer business' $125 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expires on February 12, 2016, totals $62.5 million (split evenly between the two agreement dates). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. At June 30, 2013, the effective rate was approximately 4.58%.The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense.
CVR Partners still has exposure to interest rate risk on 50% of its $125 million floating rate term debt. A 1.0% increase over the Eurodollar floor spread of 3.5%, as specified in the credit agreement, would increase interest cost to CVR Partners by approximately $0.6 million on an annualized basis, thus decreasing CVR Partner's net income by the same amount.
Gaming
Interest Rate Risk
Tropicana's primary exposure to market risk is interest rate risk associated with its senior secured first lien term loan facility ("Tropicana Term Loan") that bears interest based on floating rates. Based on Tropicana's borrowings as of June 30, 2013, assuming a 1% increase over the 7.5% floor specified in the Tropicana Term Loan, Tropicana's annual interest cost would change by approximately $2 million.
Holding Company
Interest Rate Risk
The fair values of our long-term debt and other borrowings will fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, relative values of alternative investments, the liquidity of the instrument and other general market conditions. Historically, the Holding Company does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Holding Company has predominately long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. At June 30, 2013, the impact of a 100 basis point increase or decrease in interest rates on fixed rate debt would have no impact on our consolidated financial statements.
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
Based on sensitivity analysis for our equity price risks as of June 30, 2013, the effects of a hypothetical 10% increase or decrease in market prices would result in a gain or loss of approximately $11 million.

Item 4. Controls and Procedures.
As of June 30, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and Icahn Enterprises Holdings' and subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 17, “Commitments and Contingencies” to the consolidated financial statements located in Part I, Item I of this Report, which is incorporated by reference into this Part II, Item 1, for a description of the litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors.
Except as disclosed below, there have been no other material changes to our risk factors during the six months ended June 30, 2013 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2012.
Automotive
A drop in the market share and changes in product mix offered by Federal-Mogul's customers can impact Federal-Mogul's revenues.
Federal-Mogul is dependent on the continued growth, viability and financial stability of Federal-Mogul's customers. Federal-Mogul's customers generally are OEMs in the automotive industry. This industry is subject to rapid technological change, vigorous competition, short product life cycles and cyclical and reduced consumer demand patterns. When Federal-Mogul's customers are adversely affected by these factors, it may be similarly affected to the extent that its customers reduce the volume of orders for its products. As a result of changes impacting Federal-Mogul's customers, including shifts in regional growth, shifts in OEM sales demand, and shifts in consumer demand related to vehicle segment purchases and content penetration, sales mix can shift, which may have either favorable or unfavorable impact on revenue. For instance, a shift in sales demand favoring a particular OEM's vehicle model for which Federal-Mogul does not have a supply contract may negatively impact its revenue. A shift in regional sales demand toward certain markets could favorably impact the sales of those of Federal-Mogul's customers that have a large market share in those regions, which in turn would be expected to have a favorable impact on its revenue. In 2012, sales in Europe shifted away from diesel-powered vehicles, which adversely affected our Automotive segment's operations.
The mix of vehicle offerings by Federal-Mogul's OEM customers also impacts its sales. A decrease in consumer demand for specific types of vehicles where Federal-Mogul has traditionally provided significant content could have a significant effect on its business and financial condition. Federal-Mogul's sales of products in the regions in which its customers operate is also dependent upon the success of those customers in those regions.
Escalating price pressures from customers may adversely affect Federal-Mogul's business.
Downward pricing pressures by automotive manufacturers is a characteristic of the automotive industry. Virtually all automakers have implemented aggressive price reduction initiatives and objectives with their suppliers, and such actions are expected to continue in the future. In addition, accurately estimating the impact of such pressures is difficult because any price reductions are a result of negotiations and other factors. Accordingly, suppliers must be able to reduce their operating costs in order to maintain profitability. If Federal-Mogul is unable to offset customer price reductions in the future through improved operating efficiencies, new manufacturing processes, sourcing alternatives and other cost reduction initiatives, our Automotive segment's results of operations and financial condition will likely be adversely affected.
Employee strikes and labor-related disruptions involving Federal-Mogul or one or more of Federal-Mogul's customers or suppliers may adversely affect its operations.
Federal-Mogul's business is labor-intensive and many of its employees are represented by unions or work councils. A strike or other form of significant work disruption by Federal-Mogul's employees would likely have an adverse effect on its ability to operate its business. A labor dispute involving Federal-Mogul or one or more of its customers or suppliers or that could otherwise affect its operations could reduce its sales and harm its profitability. A labor dispute involving another supplier to Federal-Mogul's customers that results in a slowdown or a closure of those customers' assembly plants where its products are included in the assembled parts or vehicles could also adversely affect our Automotive segment's business and harm its profitability. In addition, Federal-Mogul's inability or the inability of any of its customers, its suppliers or its customers' suppliers to negotiate an extension of a collective bargaining agreement upon its expiration could reduce Federal-Mogul's sales and harm its profitability. Significant increases in labor costs as a result of the renegotiation of collective bargaining agreements could also adversely affect our Automotive segment's business and harm its profitability.

Federal-Mogul may not be successful in its efforts to identify, complete or integrate acquisitions, and it may pursue acquisitions or joint ventures that involve inherent risks, any of which may cause it not to realize anticipated benefits and adversely affect our Automotive segment's results of operations.
In the past, Federal-Mogul has grown through acquisitions, and may engage in acquisitions in the future as part of Federal-Mogul's sustainable global profitable growth strategy. The full benefits of these acquisitions, however, require integration of manufacturing, administrative, financial, sales, and marketing approaches and personnel. If Federal-Mogul is unable to successfully integrate its acquisitions, it may not realize the benefits of the acquisitions, the financial results may be negatively affected, or additional cash may be required to integrate such operations.
In the future, Federal-Mogul may not be able to successfully identify suitable acquisition or joint venture opportunities or complete any particular acquisition, combination, joint venture or other transaction on acceptable terms. Federal-Mogul's identification of suitable acquisition candidates and joint venture opportunities and the integration of acquired business operations involve risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities. This includes the effects on Federal-Mogul's business, the potential overvaluation of acquisition candidates, diversion of management's attention and risks associated with unanticipated problems or unforeseen liabilities. Moreover, any acquisition may require significant financial resources that would otherwise be used for the ongoing development of Federal-Mogul's business or require it to incur or assume additional indebtedness, resulting in increased leverage. Even if Federal-Mogul identifies suitable acquisition candidates, there may be competition from buyers when trying to acquire these candidates or Federal-Mogul may not be able to successfully negotiate the terms of any definitive agreements. Accordingly, there can be no assurances that Federal-Mogul will be able to acquire such candidates at reasonable prices, on favorable terms or at all.
Federal-Mogul's failure to identify suitable acquisition or joint venture opportunities may restrict Federal-Mogul's ability to grow its business. If Federal-Mogul is successful in pursuing future acquisitions or joint ventures, Federal-Mogul may be required to expend significant funds, incur additional debt and/or issue additional securities (potentially resulting in dilution to existing stockholders), which may materially adversely affect results of operations. If Federal-Mogul spends significant funds or incurs additional debt, Federal-Mogul's ability to obtain financing for working capital or other purposes could decline and Federal-Mogul may be more vulnerable to economic downturns and competitive pressures. Even if Federal-Mogul overcomes these challenges and risks, it may not realize the anticipated benefits of these acquisitions and there may be other unanticipated or unidentified effects. While Federal-Mogul would typically seek protection through representations and warranties and indemnities, as applicable, significant liabilities may not be identified in due diligence or may come to light only after the expiration of any indemnity periods.
Furthermore, the difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. These difficulties could be further increased to the extent Federal-Mogul pursues acquisition or joint venture opportunities internationally. Federal-Mogul may not be effective in retaining key employees or customers of the combined businesses. Federal-Mogul may face integration issues pertaining to the internal controls and operations functions of the acquired companies and also may not realize cost efficiencies or synergies that were anticipated when selecting the acquisition candidates. Federal-Mogul may experience managerial or other conflicts with its joint venture partners. Any of these items could adversely affect our Automotive segment's results of operations.
Federal-Mogul may not recognize anticipated benefits from any strategic divestiture of portions of our business.
Federal-Mogul evaluates potential divestiture opportunities with respect to portions of our business from time to time, and may determine to proceed with a divestiture opportunity if and when Federal-Mogul believes such opportunity is consistent with its business strategy and it would be able to realize value for its stockholders in so doing. Federal-Mogul has in the past sold (including its recent sale of F-M Sintertech), and may from time to time in the future sell, one or more portions, or all of its business. Any divestiture or disposition could expose Federal-Mogul to significant risks, including, without limitation, fees for legal and transaction-related services, diversion of management resources, loss of key personnel and reduction in revenue. Further, Federal-Mogul may be required to retain or indemnify a buyer against certain liabilities and obligations in connection with any such divestiture, and it may also become subject to third-party claims arising out of such divestiture. In addition, Federal-Mogul may not achieve the expected price in a divestiture transaction.
If a divestiture does occur, Federal-Mogul cannot be certain that its business, operating results and financial condition will not be adversely affected. A successful divestiture depends on various factors, including Federal-Mogul's ability to:

•	Effectively transfer liabilities, contracts, facilities and employees to any purchaser;

•	Identify and separate the assets (including intangible assets) to be divested from those that it wishes to retain;

•	Reduce fixed costs previously associated with the divested assets or business; and

•	Collect the proceeds from any divestitures.

If Federal-Mogul does not realize the expected benefits or synergies of any divestiture transaction, it could adversely affect its financial condition and results of operations.
Federal-Mogul's substantial pension obligations and other post-employment benefits could adversely impact our Automotive segment's operating margins and cash flows.
The automotive industry, like other industries, continues to be impacted by the rising cost of providing pension and other post-employment benefits. Federal-Mogul has substantial pension and other post-employment benefit obligations. For the quarter ended June 30, 2013, Federal-Mogul had net periodic benefit costs of $2 million and $7 million for United States and non-United States pension plans, respectively, and a net periodic benefit credit related to other post-employment benefits of $17 million, inclusive of a $19 million curtailment gain. In addition, Federal-Mogul sponsors certain defined benefit plans worldwide that are underfunded and will require cash payments. As of December 31, 2012, Federal-Mogul had unfunded pension obligations of approximately $520 million and $419 million, for United States and non-United States pension plans, respectively. If the performance of the assets in the pension plans does not meet Federal-Mogul's expectations, or other actuarial assumptions are modified, Federal-Mogul's required contributions may be higher than it expects. Federal-Mogul's pension and other post-employment benefit obligations could adversely impact Federal-Mogul's operating margins and cash flows.
Federal-Mogul may be subject to the pension liabilities of other members of Mr. Icahn's control group which could have a materially adverse effect on Federal-Mogul.
As a result of the more than 80% ownership interest in Federal-Mogul by Mr. Icahn's affiliates, Federal-Mogul and its subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. As members of the controlled group, Federal-Mogul would be liable for any failure of other group companies to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of those pension plans. In addition, other entities now or in the future within the controlled group in which Federal-Mogul is included may have pension plan obligations that are, or may become, underfunded and it would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans. Any such liabilities could have a materially adverse effect on our Automotive segment's business, financial condition and results of operations. The current underfunded status of other group pension plans requires those companies to notify the PBGC of certain “reportable events,” such as if Federal-Mogul ceases to be a member of the controlled group, or if it makes certain extraordinary dividends or stock redemptions. The obligation to report could cause Federal-Mogul to seek to delay or reconsider the occurrence of such reportable events.
Metals
PSC Metals' business is subject to extensive environmental regulation and risk.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, PSC Metals is subject to comprehensive local, state and federal statutory and regulatory environmental requirements.  PSC Metals believes that it is currently in material compliance with applicable statutes and regulations governing the protection of human health and the environment, including employee health and safety.  We can give no assurance that PSC Metals will continue to be in material compliance or avoid material fines, penalties and expenses associated with compliance issues in the future.  In that regard, on April 3, 2013, two citizens groups filed a citizen suit under the Clean Water Act (the “CWA”) for alleged storm water and process water discharges at PSC Metals' Nashville, Tennessee facility that the citizens groups allege violate the CWA and PSC Metals' storm water discharge permit.  The CWA requires that in order to maintain a citizen suit, the citizen plaintiff must be able to show that the violations are on-going or are reasonably likely to reoccur.  PSC Metals believes, based on its investigation to date, that the citizen plaintiffs cannot meet this burden.  Based on reviewing the nature and extent of the allegations, PSC Metals currently cannot reasonably provide an estimate of range of loss. PSC Metals received a subpoena from the Department of Justice regarding information for a criminal investigation. PSC Metals is not the subject of any criminal investigation from the Department of Justice.
Other
We carry significant goodwill on our consolidated balance sheets, which is subject to impairment testing and could subject us to significant non-cash charges to earnings if impairment occurs.
As of June 30, 2013, we had a goodwill balance of approximately $2.1 billion, of which approximately $1.1 billion relates to our Automotive segment and approximately $0.9 billion relates to our Energy segment. Goodwill is not amortized, but is tested for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of an operating segment's reporting unit below its carrying amount. Factors that could indicate that an operating segment's goodwill is impaired include, but are not limited to, whether the operating segment's fair value, as measured by its market capitalization, has remained below its net book value for a significant period of time, lower than projected operating results and cash flows, and significant industry deterioration in key geographic regions. If impairment is determined to exist, it may result in a significant non-cash charge to earnings.
We may be subject to the pension liabilities of our affiliates.
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 89.3% of Icahn Enterprises' outstanding depositary units as of June 30, 2013. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC"), against the assets of each member of the controlled group. As a result of the more than 80% ownership interest in us by Mr. Icahn's affiliates, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC, is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of June 30, 2013. If the plans were voluntarily terminated, they would be underfunded by approximately $125 million. Subsequent to June 30, 2013, as a result of obtaining approximately 80.7% of the outstanding common stock of Federal-Mogul, we and our subsidiaries are also subject to the pension liabilities of Federal-Mogul. If the plans of Federal-Mogul and ACF were voluntarily terminated, based on the most recent information provided by the plans' actuaries as of June 30, 2013, they would collectively be underfunded by approximately $764 million as of June 30, 2013. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF, and subsequent to June 30, 2013, Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of their pension plans. These results are based on the most recent information provided by the plans' actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability.
As members of the controlled group, we would be liable for any failure of ACF, and subsequent to June 30, 2013, Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of their pension plans. In addition, other entities now or in the future within the controlled group that includes us may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans. The current underfunded status of the pension plans of ACF and Federal-Mogul requires them to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the ACF or Federal-Mogul controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events. Starfire Holding Corporation ("Starfire") which is 99.4% owned by Mr. Icahn, has undertaken to indemnify us and our subsidiaries from losses resulting from any imposition of certain pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as a result of being a member of the Icahn controlled group. The Starfire indemnity (which does not extend to pension liabilities of our subsidiaries that would be imposed on us as a result of our interest in these subsidiaries and not as a result of Mr. Icahn and his affiliates more than 80% ownership interest in us. Thus, Starfire would not indemnify us for the unfunded pension termination liability for Federal-Mogul) provides, among other things, that so long as such contingent liabilities exist and could be imposed on us, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250 million. Nonetheless, Starfire may not be able to fund its indemnification obligations to us.

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
Exhibit 101(1)
The following financial information from Icahn Enterprises' and Icahn Enterprises Holdings' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012,(iv) the Consolidated Statements of Changes in Equity for the six months ended June 30, 2013, (v) the Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012 and (vi) the Notes to the Consolidated Financial Statements.

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

Date: August 7, 2013