Form 10-K
period 2013-12-31
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2014-03-03
CIK 813762, 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

(Commission File Number)	(Exact Name of Registrant as Specified in Its Charter) (Address of Principal Executive Offices) (Zip Code) (Telephone Number)	(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
001-09516	ICAHN ENTERPRISES L.P.	Delaware	13-3398766
767 Fifth Avenue, Suite 4700 New York, NY 10153 (212) 702-4300

333-118021-01	ICAHN ENTERPRISES HOLDINGS L.P.	Delaware	13-3398767
767 Fifth Avenue, Suite 4700 New York, NY 10153 (212) 702-4300
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Depositary Units of Icahn Enterprises L.P. Representing Limited Partner Interests	NASDAQ Global Select Market
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

Icahn Enterprises L.P.		Icahn Enterprises Holdings L.P.
Large Accelerated Filer ☒	Accelerated Filer ☐	Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Icahn Enterprises L.P. Yes ☐ No ☒          Icahn Enterprises Holdings L.P. Yes ☐ No ☒
The aggregate market value of Icahn Enterprises' depositary units held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing price of depositary units on the New York Stock Exchange Composite Tape on such date was $868 million.
As of February 28, 2014, there were 116,901,926 of Icahn Enterprises' depositary units outstanding.

ICAHN ENTERPRISES L.P.
ICAHN ENTERPRISES HOLDINGS L.P.

i

EXPLANATORY NOTE

This Annual Report on Form 10-K (this "Report") is a joint report being filed by Icahn Enterprises L.P. and Icahn Enterprises Holdings L.P. Each registrant hereto is filing on its own behalf all of the information contained in this Report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 11, "Debt," to the consolidated financial statements, and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, as of February 28, 2014, Mr. Icahn and his affiliates owned 102,857,651, or approximately 88.0%, of Icahn Enterprises' outstanding depositary units.
Mr. Icahn's estate has been designed to assure the stability and continuation of Icahn Enterprises with no need to monetize his interests for estate tax or other purposes. In the event of Mr. Icahn's death, control of Mr. Icahn's interests in Icahn Enterprises and its general partner will be placed in charitable and other trusts under the control of senior Icahn Enterprises executives and family members.
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Automotive, Energy, Metals, Railcar, Gaming, Food Packaging, Real Estate and Home Fashion. Segment and geographic information for our operating businesses, which also constitute our reporting segments, as of December 31, 2013 and 2012 and for each of the three years ended December 31, 2013 is presented in Note 15, “Segment and Geographic Reporting,” to the consolidated financial statements, included in Item 8 of this Report. Also, refer to Note 4, “Operating Units,” for additional information for each of our reporting segments.
Business Strategy and Core Strengths
The Icahn Formula
Across all of our businesses, our success is based on a simple formula: we seek to find undervalued companies in the Graham & Dodd tradition, a methodology for valuing stocks that primarily looks for deeply depressed prices. However, while the typical Graham & Dodd value investor purchases undervalued securities and waits for results, we often become actively involved in the companies we target. That activity may involve a broad range of approaches, from influencing the management of a target to take steps to improve shareholder value, to acquiring a controlling interest or outright ownership of the target company in order to implement changes that we believe are required to improve its business, and then operating and expanding that business. This activism has brought about very strong returns over the years.
Today, we are a diversified holding company owning subsidiaries engaged in the following operating businesses: Investment, Automotive, Energy, Metals, Railcar, Gaming, Food Packaging, Real Estate and Home Fashion. Through our Investment segment, as of February 28, 2014, we have significant positions in various investments, which include Apple Inc. (AAPL), Forest Laboratories (FRX), eBay Inc. (EBAY), Chesapeake Energy (CHK), Herbalife Ltd. (HLF), Netflix (NFLX), Transocean Ltd. (RIG), Nuance Communications, Inc. (NUAN), Talisman Energy Inc. (TLM), Hologic Inc. (HOLX) and Navistar International Corp. (NAV).
Several of our operating businesses started out as investment positions in debt or equity securities, held either directly by our Investment segment or Mr. Icahn. Those positions ultimately resulted in control or complete ownership of the target company. Most recently, we acquired a controlling interest in CVR Energy, Inc. (‘‘CVR’’) which started out as a position in our Investment segment and is now an operating subsidiary that comprises our Energy segment. As of February 28, 2014, based on the closing sale price of CVR stock and distributions since we acquired control, we had a gain of approximately $1.7 billion on our purchase of CVR. The recent acquisition of CVR, like our other operating subsidiaries, reflects our opportunistic approach to value creation, through which returns may be obtained by, among other things, promoting change through minority positions at targeted companies in our Investment segment or by acquiring control of those target companies that we believe we could run more profitably ourselves.
In 2000, we began to expand our business beyond our traditional real estate activities, and to fully embrace our activist strategy. On January 1, 2000, the closing sale price of our depositary units was $7.625 per depositary unit. On February 28, 2014, our depositary units closed at $111.22 per depositary unit, representing an increase of approximately 1,691% since January 1, 2000 (including reinvestment of distributions into additional depositary units and taking into account in-kind distributions of depositary units). Comparatively, the S&P 500, Dow Jones Industrial and Russell 2000 indices increased approximately 66%, 99% and 182%, respectively, over the same period (including reinvestment of distributions into those indices).
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
It is our belief that our strategy will continue to produce strong results into the future, and that belief is reflected in the action of the board of directors of our general partner, which announced on May 29, 2013, a decision to modify our distribution policy to increase our annual distribution to $5.00 per depositary unit. Further, on March 3, 2014, the board of directors of our general partner announced an increase in our annualized distribution from $5.00 per depositary unit to $6.00 per depositary unit. We believe that the strong cash flow and asset coverage from our operating segments will allow us to maintain a strong balance sheet and ample liquidity.
In our view Icahn Enterprises is in a virtuous cycle. We believe that our depositary units will give us another powerful activist tool, allowing us both to use our depositary units as currency for tender offers and acquisitions (both hostile and friendly) where appropriate. All of these factors will, in our opinion, contribute to making our activism even more efficacious, which we expect to enhance our results and stock value.

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

Investment
Background
Our Investment segment is comprised of various private investment funds, including Icahn Partners L.P. ("Icahn Partners"), Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP (collectively, the "Master Funds", and together with Icahn Partners, the "Investment Funds"), through which we invest our proprietary capital. Effective January 1, 2014, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP were merged with and into Icahn Partners. We and certain of Mr. Icahn's wholly owned affiliates are the sole investors in the Investment Funds. Icahn Onshore LP and Icahn Offshore LP (together, the "General Partners") act as the general partner of Icahn Partners and the Master Funds, respectively. The General Partners provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds are not offered to outside investors.
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
Income
Effective April 1, 2011, the results of our Investment segment are primarily driven by the performance of the Investment Funds and our interests therein; the General Partners no longer receive special profits interest allocations or incentive allocations. Prior to March 31, 2011, income from our Investment segment was principally derived from three sources: (1) special profits interest allocations; (2) incentive allocations; and (3) gains and losses from our interests in the Investment Funds.
Prior to March 31, 2011, incentive allocations generally ranged from 15% to 25% of the net profits (both realized and unrealized) generated by fee-paying investors in the Investment Funds and were generally subject to a “high watermark," whereby the General Partners did not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods were recovered. In general, these allocations had been calculated and distributed to the General Partners annually other than incentive allocations earned as a result of investor redemption events during interim periods. For the period January 1, 2008 through March 31, 2011, the Investment Fund Limited Partnership Agreements provided that the applicable General Partner was eligible to receive a special profits interest allocation at the end of each calendar year from each applicable fee-paying capital account maintained at the Investment Fund. Special profits interest allocations ranged from 1.5% to 2.5% per annum and were allocated to the General Partners to the extent the Investment Funds had sufficient profits to cover such amounts.
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
Employees
Our Investment segment is supported by an experienced team of 20 professionals as of December 31, 2013, including an investment, legal and operations group. In many cases, team members have worked together successfully and have provided business, investing and legal services for a number of years with respect to the Investment Funds' operations.

Automotive
Background
We conduct our Automotive segment through our majority ownership in Federal-Mogul Corporation ("Federal-Mogul").
On July 3, 2008, pursuant to a stock purchase agreement with Thornwood Associates Limited Partnership ("Thornwood") and Thornwood’s general partner, Barberry Corp. ("Barberry") we acquired a majority interest in Federal-Mogul for an aggregate price of $862,750,000 (or $17.00 per share, which represented a discount to Thornwood’s purchase price of such shares). Thornwood and Barberry are wholly owned by Mr. Icahn.
During 2008, we acquired an additional interest in Federal-Mogul from Thornwood, which represented the remaining shares of Federal-Mogul common stock owned by Thornwood. During 2011, 2012 and 2013, we acquired additional shares of common stock of Federal-Mogul. As of December 31, 2013, we owned approximately 80.7% of the outstanding common stock of Federal-Mogul.
Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reduction and safety systems. Federal-Mogul serves the world’s foremost original equipment manufacturers (“OEM”) and servicers (“OES”) (collectively “OE”) of automotive, light, medium and heavy-duty commercial vehicles, off-road, agricultural, marine, rail, aerospace, power generation and industrial equipment, as well as the worldwide aftermarket. Federal-Mogul seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. Federal-Mogul believes that it is uniquely positioned to effectively manage and deliver the life cycle of a broad range of products to a diverse customer base. Federal-Mogul is a leading technology supplier and a market share leader in several product categories. As of December 31, 2013, Federal-Mogul had current OEM products included on more than 300 global vehicle platforms and more than 700 global powertrains used in light, medium and heavy-duty vehicles. Federal-Mogul offers premium brands, OE replacement and entry/midlevel products for all aftermarket customers. Therefore, Federal-Mogul can be first to the aftermarket with new products, service expertise and customer support. This broad range of vehicle and powertrain applications reinforces Federal-Mogul’s belief in its unique market position.
Federal-Mogul operates with two end-customer focused businesses. The Powertrain (or “PT”) business focuses on original equipment products for automotive, heavy-duty and industrial applications. The Vehicle Components Solutions (or “VCS”) segment sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers and other vehicle components. This organizational model allows for a strong product line focus benefiting both original equipment and aftermarket customers and enables the global Federal-Mogul teams to be responsive to customers’ needs for superior products and to promote greater identification with Federal-Mogul premium brands. Additionally, this organizational model enhances management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases.
Federal-Mogul has manufacturing facilities and/or distribution centers in 23 countries and, accordingly, all of Federal-Mogul’s businesses derive sales from both domestic and international markets. The attendant risks of Federal-Mogul’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, extraterritorial effects of United States laws such as the Foreign Corrupt Practices Act, and changes in laws and regulations.
Federal-Mogul is a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC") that are publicly available.
Strategy

Federal-Mogul's strategy is designed to create sustainable global profitable growth, by leveraging existing and developing new competitive advantages. This strategy consists of the following primary elements:

•	Provide value-added products to customers in all markets served through leading technology and innovation;

•	Develop products to enable increased fuel economy and reduce vehicle emissions, plus enable the use of alternative energies;

•	Utilize Federal-Mogul's leading technology resources to develop advanced and innovative products, processes and manufacturing capabilities;

•	Extend Federal-Mogul's global reach to support its OE customers, furthering its relationships with leading Asian OEs and strengthening market share with U.S. and European OEs;

•
Assess acquisition and investment opportunities that provide product line expansion, technological advancements, geographic positioning, penetration of emerging markets (including the “BRIC” markets of Brazil, Russia, India and China) and market share growth;

•	Leverage the strength of Federal-Mogul's global aftermarket leading brand positions, product portfolio and range, marketing and selling expertise, and distribution and logistics capabilities; and

•
Aggressively pursue cost competitiveness in all business segments by continuing to drive productivity in existing operations, consolidating and relocating manufacturing operations to best cost countries, utilizing Federal-Mogul's strategic joint ventures and alliances, and rationalizing business resources and infrastructure.

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

Each of Federal-Mogul's business units is engaged in engineering, research and development efforts working closely with customers to develop custom solutions to meet their needs. Total expenditures for research and development activities, including product engineering and validation costs, were $177 million, $179 million and $172 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Products
The following provides an overview of products manufactured and distributed by Federal-Mogul by product group:

•
Powertrain.   The PT product group primarily represents Federal-Mogul's OEM business. Approximately 90% of PT's revenue is derived from OEM customers, with the remaining 10% of its revenue from sales directly to Federal-Mogul's VCS product group for eventual distribution by VCS to customers in the independent aftermarket.

PT operates 65 manufacturing sites in 17 countries, serving a large number of major automotive, heavy-duty, marine and industrial customers worldwide. Powertrain derived 34% of its 2013 OE sales from North America, 49% from EMEA and 17% from the rest of the world (“Rest of World” or “ROW”).
Federal-Mogul is one of the world’s leading powertrain component and assembly providers. Comprehensive design capability and an extensive product portfolio enable effective delivery of a broad range of engine and driveline components as well as engineered solutions to improve fuel economy, reduce emissions or enhance vehicle performance and durability. Products in this segment include pistons, piston rings, piston pins, cylinder liners, valve seats and guides, engine bearings, industrial bearings, bushings and washers, ignition products, dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, element resistant systems protection sleeving products, flexible heat shields and lighting products. PT products are used in automotive, motorcycle, light truck, heavy-duty, industrial, commercial equipment (construction, agricultural, power generation, marine and railway), aerospace, and small air-cooled engine applications.

•
Vehicle Components Solutions. VCS primarily represents Federal-Mogul's aftermarket business. Approximately 75% of VCS's revenue is derived from customers in the independent aftermarket, with the remaining 25% deriving from sales to the OE/OES market. VCS operates 28 wholly owned manufacturing sites in 15 countries and 17 distribution centers in 12 countries, and derived 57% of its sales from North America, 37% from EMEA and 6% from Rest of World during 2013.

VCS sells products manufactured by the VCS and Powertrain businesses, as well as certain products purchased from outside suppliers, into the independent automotive, heavy-duty and specialty replacement markets. Through global market insight, supply chain expertise, and brand and product line management, aftermarket customers worldwide benefit from Federal-Mogul’s extensive OE technology and manufacturing expertise. Federal-Mogul markets a broad portfolio of leading brands and products that are designed to solve a problem, facilitate installation and improve safety, durability and vehicle performance. This portfolio is organized into product categories that provide comprehensive vehicle solutions.

VCS manufactures braking, chassis, sealing and wiper products which are sold both to aftermarket and to OE / OES customers.
Industry
The automotive light vehicle market, as well as the medium duty / heavy-duty commercial market, is comprised of two primary segments: the OE market in which the Federal-Mogul's products are used in the manufacture of new vehicles and OE dealer service parts, and the global aftermarket, in which the Federal-Mogul's products are used as replacement parts for all vehicles in operation on the road, including all previous models.

The OE Market.  Demand for component parts in the OE market is generally a function of the number of new vehicles produced, which is driven by macro economic factors such as interest rates, fuel prices, consumer confidence, employment trends, regulatory requirements and trade agreements. Although OE demand is tied to planned vehicle production, parts suppliers also have the opportunity to grow through increasing their product content per vehicle, by increasing market share and by expanding into new or emerging markets. Companies with a global presence, leading technology and innovation, and advanced product engineering, manufacturing and customer support capabilities are best positioned to take advantage of these opportunities.
The Aftermarket Business.   Products for the global aftermarket are sold directly to a wide range of distributors, retail parts stores and mass merchants who distribute these products to professional service providers and “do-it-yourself” consumers. Demand for aftermarket products is driven by many factors, including the number of vehicles in operation, the average age of the vehicle fleet, the durability of OE parts, and vehicle usage. Although the number of vehicles on the road and different models available continue to increase, the aftermarket has experienced softness due to increases in average useful lives of automotive parts resulting from continued technological advancements and resulting improvements in durability. More recently, some aftermarket product categories have been impacted by the growth of the midgrade segment due to consumer and trade channel trends.
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
No individual customer accounted for more than 6% of our Automotive segment net sales during 2013.
Competition
The global vehicular parts business is highly competitive. Federal-Mogul competes with many independent manufacturers and distributors of component parts globally. In general, competition for sales is based on price, product quality, technology, delivery, customer service and the breadth of products offered by a given supplier. Federal-Mogul is meeting these competitive challenges by developing leading technologies, efficiently integrating its manufacturing and distribution operations, expanding its product coverage within its core businesses, restructuring its operations and transferring production to best cost countries, and utilizing its worldwide technical centers to develop and provide value-added solutions to its customers.
Raw Materials and Suppliers
Federal-Mogul purchases various raw materials and component parts for use in its manufacturing processes, including ferrous and non-ferrous metals, non-metallic raw materials, stampings, castings and forgings. Federal-Mogul also purchases parts manufactured by other manufacturers for sale in the aftermarket. Federal-Mogul has not experienced any significant shortages of raw materials, components or finished parts and normally does not carry inventories of raw materials or finished parts in excess of those reasonably required to meet its production and shipping schedules. In 2013, no outside supplier of Federal-Mogul provided products that accounted for more than 2% of Federal-Mogul's annual purchases.
Seasonality
Federal-Mogul's business is moderately seasonal because many North American OE customers typically close assembly plants for two weeks in July for model year changeovers, and for an additional week during the December holiday season. OE customers in Europe historically shut down vehicle production during portions of July and August and one week in December. Shut-down periods in the rest of the world generally vary by country. The aftermarket experiences seasonal fluctuations in sales due to demands caused by weather and driving patterns. Historically, Federal-Mogul's sales and operating profit have been the strongest in its second quarter.
Impact of Environmental Regulations
Federal-Mogul's operations, consistent with those of the manufacturing sector in general, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environmental control activities did not have a material impact on Federal-Mogul's financial position or cash flows in 2013 and are not expected to have a material impact on Federal-Mogul's financial position or cash flows in 2014.
Intellectual Property
Federal-Mogul holds in excess of 5,100 patents and patent applications on a worldwide basis, of which more than 1,100 have been filed in the United States. Of the approximately 5,100 patents and patent applications, approximately 30% are in production use and/or are licensed to third parties, and the remaining 70% are being considered for future production use or provide a strategic technological benefit to Federal-Mogul.
Federal-Mogul does not materially rely on any single patent, nor will the expiration of any single patent materially affect Federal-Mogul's business. Federal-Mogul's current patents expire over various periods into the year ending December 31, 2036. Federal-Mogul is actively introducing and patenting new technology to replace formerly patented technology before the expiration of the existing patents. In the aggregate, Federal-Mogul's worldwide patent portfolio is materially important to its business because it enables Federal-Mogul to achieve technological differentiation from its competitors.
Federal-Mogul also maintains more than 6,300 active trademark registrations and applications worldwide. In excess of 90% of these trademark registrations and applications are in commercial use by Federal-Mogul or are licensed to third parties.
Employees
Federal-Mogul had approximately 44,000 employees as of December 31, 2013.
Various unions represent approximately 35% of Federal-Mogul's U.S. hourly employees and approximately 70% of Federal-Mogul's non-U.S. hourly employees. With the exception of two facilities in the United States, most of Federal-Mogul's unionized manufacturing facilities have their own contracts with their own expiration dates, and as a result, no contract expiration date affects more than one facility.

Energy
Background
We conduct our Energy segment through our majority ownership in CVR. We acquired a controlling interest in CVR on May 4, 2012. CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (“CVR Refining” or "Refining Partnership") and CVR Partners, LP (“CVR Partners” or "Nitrogen Fertilizer Partnership"), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces nitrogen fertilizers in the form of urea ammonium nitrate ("UAN") and ammonia. As of December 31, 2013, following various equity offerings as discussed below, CVR owned 100% of the general partners of CVR Refining and CVR Partners and approximately 71% of the common units of CVR Refining and 53% of the common units of CVR Partners.
CVR is a reporting company under the Exchange Act and files annual, quarterly and current reports, proxy statements and other information with the SEC that are publicly available.
As of December 31, 2013, Icahn Enterprises owned 82.0% of the total outstanding common stock of CVR. In addition, as of December 31, 2013, as a result of purchasing common units of CVR Refining as discussed below, we directly owned approximately 4.0% of the total outstanding common units of CVR Refining.
Petroleum Business
The petroleum business consists of our and CVR's interest in CVR Refining.
On January 23, 2013, CVR Refining completed its initial public offering ("CVR Refining IPO") of its common units representing limited partner interests and on January 30, 2013, additional common units of CVR Refining were issued pursuant to the underwriters' exercise of their overallotment option. Additionally, On May 20, 2013, CVR Refining completed an underwritten offering of its common units representing limited partner interests, and on June 10, 2013 issued additional common units pursuant to the underwriters' exercise of their overallotment option. In addition, we purchased $62 million of common units of CVR Refining in a privately negotiated transaction with CVR.
CVR's petroleum business includes a 115,000 bpd rated capacity complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a 70,000 bpd rated capacity crude oil unit refinery in Wynnewood, Oklahoma. The combined crude capacity represents approximately 22% of the region's refining capacity. The Coffeyville refinery is situated on approximately 440 acres in southeast Kansas, approximately 100 miles from Cushing, Oklahoma, a major crude oil trading and storage hub. The Wynnewood refinery is situated on approximately 400 acres located approximately 65 miles south of Oklahoma City, Oklahoma and approximately 130 miles from Cushing, Oklahoma.

In addition to the refineries, CVR's petroleum business owns and operates the following: (1) a crude oil gathering system with a gathering capacity of approximately 55,000 bpd serving Kansas, Oklahoma, Missouri, Nebraska and Texas, (2) a rack marketing division supplying product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and at throughput terminals on Magellan Midstream Partners L.P. ("Magellan") and NuStar Energy, LP's ("NuStar") refined products distribution systems, (3) a 145,000 bpd pipeline system (supported by approximately 350 miles of CVR's owned and leased pipeline) that transports crude oil to its Coffeyville refinery from its Broome Station tank farm and associated crude oil storage tanks with a capacity of 1.2 million barrels, (4) crude oil storage tanks with a capacity of 0.5 million barrels in Wynnewood, Oklahoma, (5) an additional 3.3 million barrels of leased storage capacity located in Cushing, Oklahoma and other locations and (6) 1.0 million barrels of company owned crude oil storage in Cushing, Oklahoma.
For the year ended December 31, 2013, the Coffeyville refinery's product yield included gasoline (47%), diesel fuel (primarily ultra-low sulfur diesel) (42%), and pet coke and other refined products such as natural gas liquids (propane and butane), slurry, sulfur and gas oil (11%). The Wynnewood refinery's product yield included gasoline (49%), diesel fuel (primarily ultra-low sulfur diesel) (37%), asphalt (7%), jet fuel (4%) and other products (3%).
Crude and Feedstock Supply
The Coffeyville refinery has the capability to process blends of a variety of crude oil ranging from heavy sour to light sweet crude oil. Currently, the Coffeyville refinery crude oil slate consists of a blend of mid-continent domestic grades and various Canadian medium and heavy sours. While crude oil has historically constituted over 90% of the Coffeyville refinery's total throughput over the last five years, other feedstock inputs include normal butane, natural gasoline, alkylation feeds, naphtha, gas oil and vacuum tower bottoms.
The Wynnewood refinery has the capability to process blends of a variety of crude oil ranging from medium sour to light sweet crude oil, although isobutane, gasoline components, and normal butane are also typically used. Historically most of the Wynnewood refinery's crude oil has been acquired domestically, mainly from Texas and Oklahoma, but it can also access and process various light and medium Canadian grades.
Crude oil is supplied to the Coffeyville and Wynnewood refineries through the wholly-owned gathering system and by pipeline. The petroleum business has continued to increase the number of barrels of crude oil supplied through its crude oil gathering system in 2013 and it now has the capacity of supplying approximately 55,000 bpd of crude oil to the refineries. For the year ended December 31, 2013, the gathering system supplied approximately 40% of the Coffeyville refinery's crude oil demand and 13% of the Wynnewood refinery's crude oil demand, respectively.
For the year ended December 31, 2013, the Coffeyville refinery's crude oil supply blend was comprised of approximately 82% light sweet crude oil and 18% heavy sour crude oil. For the year ended December 31, 2013, the Wynnewood refinery's crude oil supply blend was comprised of approximately 76% sweet crude oil and 24% light/medium sour crude oil. The light sweet crude oil supply blend includes its locally gathered crude oil.
The Coffeyville refinery is connected to the mid-continent natural gas liquids commercial hub of Conway, Kansas by the inbound Enterprise Pipeline Blue Line. Natural gas liquids feedstock supplies such as butanes and natural gasoline are sourced and delivered directly into the refinery. In addition, Coffeyville's proximity to Conway provides access to the natural gas liquid and liquid petroleum gas fractionation and storage capabilities as well as the commercial markets available at Conway.
Crude Oil Supply Agreement
In August 2012, the petroleum business entered into a Crude Oil Supply Agreement (the "Vitol Agreement") with Vitol Inc. ("Vitol"). Under the Vitol Agreement, Vitol supplies CVR with crude oil and intermediation logistics, which helps it to reduce its inventory position and mitigate crude oil pricing risk. The Vitol Agreement has an initial term commencing August 31, 2012 and extending through December 31, 2014 (the "Initial Term"). Following the Initial Term, the Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of the Initial Term or any Renewal Term.
Marketing and Distribution
The petroleum business focuses its Coffeyville petroleum product marketing efforts in the central mid-continent area, because of its relative proximity to the refinery and pipeline access. Coffeyville also has access to the Rocky Mountain area. Coffeyville engages in rack marketing, which is the supply of product through tanker trucks directly to customers located in close geographic proximity to the refinery and to customers at throughput terminals on the refined products distribution systems of Magellan and NuStar. Coffeyville also makes bulk sales (sales into third-party pipelines) into the mid-continent markets and other destinations utilizing the product pipeline networks owned by Magellan, Enterprise and NuStar.

The Wynnewood refinery ships its finished product via pipeline, railcar, and truck. It focuses its efforts in the southern portion of the Magellan system which covers all of Oklahoma, parts of Arkansas as well as eastern Missouri, and all other Magellan terminals. The pipeline system is also able to flow in the opposite direction, providing access to Texas markets as well as some adjoining states with pipeline connections. Wynnewood also sells jet fuel to the U.S. Department of Defense via its segregated truck rack and can offer asphalts, solvents and other specialty products via both truck and rail.
Customers
Customers for the refined petroleum products primarily include retailers, railroads, and farm cooperatives and other refiners/marketers in Group 3 of the PADD II region because of their relative proximity to the refineries and pipeline access. The petroleum business sells bulk products to long-standing customers at spot market prices based on a Group 3 basis differential to prices quoted on the New York Mercantile Exchange ("NYMEX"), which are reported by industry market related indices such as Platts and Oil Price Information Service.
The petroleum business also has a rack marketing business supplying product through tanker trucks directly to customers located in proximity to the Coffeyville and Wynnewood refineries, as well as to customers located at throughput terminals on refined products distribution systems run by Magellan and NuStar. Rack sales are at posted prices that are influenced by competitor pricing and Group 3 spot market differentials. Additionally, the Wynnewood refinery supplies jet fuel to the U.S. Department of Defense. For the year ended December 31, 2013, the two largest customers accounted for approximately 12% and 9% of the petroleum business sales and approximately 48% of the petroleum business sales were made to its ten largest customers.
Competition
The petroleum business competes primarily on the basis of price, reliability of supply, availability of multiple grades of products and location. The principal competitive factors affecting its refining operations are cost of crude oil and other feedstock costs, refinery complexity, refinery efficiency, refinery product mix and product distribution and transportation costs. The location of the refineries provides the petroleum business with a reliable supply of crude oil and a transportation cost advantage over its competitors. The petroleum business primarily competes against five refineries operated in the mid-continent region. In addition to these refineries, the refineries compete against trading companies, as well as other refineries located outside the region that are linked to the mid-continent market through an extensive product pipeline system. These competitors include refineries located near the Gulf Coast and the Texas panhandle region. The petroleum business refinery competition also includes branded, integrated and independent oil refining companies, such as Phillips 66, HollyFrontier, NCRA, Valero and Flint Hills Resources.
Seasonality
The petroleum business experiences seasonal effects as demand for gasoline products is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and road construction work. Demand for diesel fuel is higher during the planting and harvesting seasons. As a result, the petroleum business' results of operations for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters. In addition, unseasonably cool weather in the summer months and/or unseasonably warm weather in the winter months in the markets in which the petroleum business sells its petroleum products can impact the demand for gasoline and diesel fuel. The demand for asphalt is also seasonal and is generally higher during the months of March through October.
Nitrogen Fertilizer Business
CVR owns its nitrogen fertilizer business through its interest in CVR Partners. The nitrogen fertilizer business produces and distributes nitrogen fertilizer products, which are used primarily by farmers to improve the yield and quality of their crops. The nitrogen fertilizer business' principal products are ammonia and UAN. The nitrogen fertilizer business' product sales are heavily weighted toward UAN and all of its products are sold on a wholesale basis. The nitrogen fertilizer manufacturing facility is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. The facility includes a 1,225 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. A majority of the ammonia produced by the nitrogen fertilizer plant is further upgraded to UAN, which has historically commanded a premium price over ammonia. The nitrogen fertilizer business completed a significant two-year plant expansion in February 2013 designed to increase its UAN production capacity by 400,000 tons, or approximately 50%, per year.
Raw Material Supply
 The nitrogen fertilizer facility's primary input is pet coke. On average, during the past five years, over 70% of the nitrogen fertilizer business' pet coke requirements were supplied by CVR Refining's adjacent crude oil refinery pursuant to a renewable long-term agreement. Historically the nitrogen fertilizer business has obtained the remainder of its pet coke requirements from third parties such as other Midwestern refineries or pet coke brokers at spot-prices. During 2012, CVR Partners entered into a pet coke supply agreement with HollyFrontier Corporation. The term of this agreement ends in December 2014 and may be renewed. If necessary, the gasifier can also operate on low grade coal as an alternative.
Linde LLC ("Linde") owns, operates, and maintains the air separation plant that provides contract volumes of oxygen, nitrogen, and compressed dry air to the gasifiers for a monthly fee. The nitrogen fertilizer business provides and pays for all utilities required for operation of the air separation plant. The agreement with Linde expires in 2020.
Although the nitrogen fertilizer business has its own boiler that is used to create start-up steam, it also has a secondary option to import start-up steam for the nitrogen fertilizer plant from the adjacent Coffeyville crude oil refinery, and then export steam back to the adjacent crude oil refinery once all units in the nitrogen fertilizer plant are in service. Monthly charges and credits are recorded with steam valued at the natural gas price for the month.
Nitrogen Production Process
The nitrogen fertilizer plant was completed in 2000 and is the newest nitrogen fertilizer plant built in North America. The nitrogen fertilizer plant has two separate gasifiers to provide redundancy and reliability. The plant uses a gasification process to convert pet coke to high purity hydrogen for subsequent conversion to ammonia. The nitrogen fertilizer plant is capable of processing approximately 1,400 tons per day of pet coke from the Coffeyville crude oil refinery and third-party sources and converting it into approximately 1,225 tons per day of ammonia. A majority of the ammonia is converted to approximately 3,000 tons per day of UAN. Typically 0.41 tons of ammonia is required to produce one ton of UAN.
The nitrogen fertilizer business schedules and provides routine maintenance to its critical equipment using its own maintenance technicians. Pursuant to a Technical Services Agreement with an affiliate of the General Electric Company ("General Electric"), which licenses the gasification technology to the nitrogen fertilizer business, General Electric experts provide technical advice and technological updates from their ongoing research as well as other licensees' operating experiences. The pet coke gasification process is licensed from General Electric pursuant to a license agreement that is fully paid. The license grants the nitrogen fertilizer business perpetual rights to use the pet coke gasification process on specified terms and conditions.
Distribution, Sales and Marketing
The primary geographic markets for the nitrogen fertilizer business' fertilizer products are Kansas, Missouri, Nebraska, Iowa, Illinois, Colorado and Texas. The nitrogen fertilizer business markets the UAN products to agricultural customers and the ammonia products to industrial and agricultural customers.
UAN and ammonia are distributed by truck or by railcar. If delivered by truck, products are sold on a freight-on-board basis, and freight is normally arranged by the customer. The nitrogen fertilizer business leases and owns a fleet of railcars for use in product delivery, and also negotiates with distributors that have their own leased railcars to utilize these assets to deliver products. The nitrogen fertilizer business operates eight rail loading and two truck loading racks for UAN. It also operates four rail loading and two truck loading racks for ammonia.
The nitrogen fertilizer business owns all of the truck and rail loading equipment at the nitrogen fertilizer facility. The nitrogen fertilizer business also utilizes two separate UAN storage tanks and related truck and railcar load-out facilities. These facilities are located in Phillipsburg, Kansas and Dartmouth, Kansas, and each have a UAN storage tank that has a capacity of two million gallons. The Phillipsburg, Kansas property on which the terminal was constructed is owned by a subsidiary of CVR Refining, which operates the terminal. The Dartmouth, Kansas terminal is located on leased property owned by the Pawnee County Cooperative Association, which operates the terminal. The purpose of the UAN terminals is to distribute approximately 40,000 tons of UAN fertilizer annually. These UAN terminals are currently operational.
The nitrogen fertilizer business markets agricultural products to destinations that produce strong margins. The UAN market is primarily located near the Union Pacific Railroad lines or destinations that can be supplied by truck. The ammonia market is primarily located near the Burlington Northern Santa Fe or Kansas City Southern Railroad lines or destinations that can be supplied by truck.
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

Customers
The nitrogen fertilizer business sells UAN products to retailers and distributors. In addition, it sells ammonia to agricultural and industrial customers. Some of its larger customers include Gavilon Fertilizer, LLC, United Suppliers, Inc., Crop Production Services, Inc., J.R. Simplot, Inc., Interchem and MFA. Given the nature of its business, and consistent with industry practice, the nitrogen fertilizer business does not have long-term minimum purchase contracts with any of its customers.
For the year ended December 31, 2013, the top five customers in the aggregate represented 43% of the nitrogen fertilizer business' sales. The nitrogen fertilizer business' top two customers on a consolidated basis, accounted for approximately 15% and 13%, respectively of the nitrogen fertilizer business' net sales.
Competition
Competition in the nitrogen fertilizer industry is dominated by price considerations. However, during the spring and fall application seasons, farming activities intensify and delivery capacity is a significant competitive factor. The nitrogen fertilizer business maintains a large fleet of leased and owned railcars and seasonally adjusts inventory to enhance its manufacturing and distribution operations.
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
Based on third-party expert data regarding total United States demand for UAN and ammonia, we estimate that the nitrogen fertilizer plant's UAN production in 2013 represented approximately 7% of total U.S. UAN use and that the net ammonia produced and marketed at Coffeyville represented less than 1% of the total U.S. ammonia use.
Seasonality
Because the nitrogen fertilizer business primarily sells agricultural commodity products, its business is exposed to seasonal fluctuations in demand for nitrogen fertilizer products in the agricultural industry. As a result, the nitrogen fertilizer business typically generates greater net sales in the first half of each calendar year, which is referred to as the planting season, and its net sales tend to be lower during the second half of each calendar year, which is referred to as the fill season.
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
CVR's operations require numerous permits, licenses and authorizations. Failure to comply with these permits or environmental laws and regulations could result in fines, penalties or other sanctions or a revocation of CVR's permits. In addition, the laws and regulations to which CVR is subject are often evolving and many of them have become more stringent or have become subject to more stringent interpretation or enforcement by federal or state agencies. The ultimate impact on CVR's compliance with evolving laws and regulations is not always clearly known or determinable due in part to the fact that its operations may change over time and certain implementing regulations for laws, such as the federal Clean Air Act, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs.

Renewable Fuel Standards
In 2007, the Environmental Protection Agency ("EPA") promulgated the Renewable Fuel Standard ("RFS"), which requires refiners to blend "renewable fuels" in with their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers ("RINs") in lieu of blending. The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 of the prior year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. On August 6, 2013, the EPA announced the final 2013 renewable fuel percentage standard would be raised to 9.74%. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. motor fuel market, there may be a decrease in demand for petroleum products. Beginning in 2011, the Coffeyville refinery was required to blend renewable fuels into its gasoline and diesel fuel or purchase RINs in lieu of blending, and in 2013, the Wynnewood refinery was subject to the RFS for the first time, unless the Wynnewood refinery receives a further extension of its "hardship" relief for 2013 based on the "disproportionate economic impact" of the rule on the Wynnewood refinery. From time to time, the petroleum business may purchase RINs on the open market or waiver credits from the EPA to comply with RFS. While the petroleum business cannot predict the future prices of RINs or waiver credits, the cost of purchasing RINs was extremely volatile in 2013, as the EPA's proposed 2013 renewable fuel volume mandates approached the "blend wall." The blend wall refers to limitations on adding increasing amounts of ethanol into the transportation fuel supply at volumes exceeding those achieved by the sale of nearly all gasoline as E10 (gasoline containing 10 percent ethanol by volume). The EPA has published the proposed volume mandates for 2014, which are generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 proposed mandate was published; however, RIN prices have remained volatile and have increased in 2014. The future cost of RINs for the petroleum business going forward is difficult to estimate. In particular, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at the its refineries, all of which can vary significantly from quarter to quarter.
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
On September 28, 2012, the Wynnewood refinery experienced an explosion in a boiler unit during startup after a short outage as part of the turnaround process. Two employees were fatally injured. Damage at the refinery was limited to the boiler. Additionally, there has been no evidence of environmental impact. The refinery was in the final stages of shutdown for turnaround maintenance at the time of the incident. The petroleum business completed an internal investigation of the incident and cooperated with OSHA in its investigation. OSHA also conducted a general inspection of the facility during the boiler incident investigation. In March 2013, OSHA completed its investigation and communicated its citations to Wynnewood Refining Company, LLC ("WRC"). OSHA also placed WRC in its Severe Violators Enforcement Program (“SVEP”). WRC is vigorously contesting the citations and OSHA’s placement of WRC in the SVEP. Any penalties associated with OSHA’s citations are not expected to have a material adverse effect on the consolidated financial statements. On September 25, 2013, WRC agreed to pay a small civil penalty to settle rather than defend claims alleged by the EPA under the Clean Air Act's general duty clause related to the boiler incident. In addition to the above, the spouses of the two employees fatally injured have filed a civil lawsuit against WRC, CVR Refining and CVR Energy in Fort Bend County, Texas. The civil suit is in its preliminary stages and it is currently too early to assess a potential outcome.
Employees
As of December 31, 2013, 891 employees were employed by the petroleum business, 140 were employed by the nitrogen fertilizer business and 161 employees were employed by the Company at our offices in Sugar Land, Texas, Kansas City, Kansas and Oklahoma City, Oklahoma. As of December 31, 2013, these employees are covered by health insurance, disability and retirement plans established by CVR.

As of December 31, 2013, the Coffeyville refinery employed approximately 599 of the petroleum business employees, about 50% of whom were covered by a collective bargaining agreement. These employees are affiliated with five unions of the Metal Trades Department of the AFL-CIO ("Metal Trade Unions") and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO-CLC ("United Steelworkers"). A new collective bargaining agreement, which covers union members who work directly at the Coffeyville refinery, was entered into with the Metal Trade Unions. The agreement was effective December 2012, extended in December 2013 and expires in March 2018. No substantial changes were made to the prior agreement. In addition, a new collective bargaining agreement, which covers the balance of the Company's unionized employees who work in the terminalling and related operations, was entered into with the United Steelworkers in March 2012 and extended in December 2013. The United Steelworkers collective bargaining agreement is effective through March 2016 and automatically renews on an annual basis thereafter unless a written notice is received sixty days in advance of the relevant expiration date. There were no substantial changes to the prior agreement.
As of December 31, 2013, the Wynnewood refinery employed approximately 292 people, about 60% of whom were represented by the International Union of Operating Engineers. The collective bargaining agreement with the International Union of Operating Engineers with respect to the Wynnewood refinery was extended in December 2013 and expires in June 2016. CVR believes that its relationship with its employees is good.
Metals
Background
We conduct our Metals segment through our indirect wholly owned subsidiary, PSC Metals, Inc. (“PSC Metals”).
PSC Metals is principally engaged in the business of collecting, processing and selling ferrous and non-ferrous metals, as well as the processing and distribution of steel pipe and plate products. PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms, and supplies the recycled metals to its customers, including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. These services are provided through PSC Metals' recycling facilities located in eight states. PSC Metals also operates a steel products business that includes the supply of secondary plate and structural grade pipe that is sold into niche markets for counterweights, piling and foundations, construction materials and infrastructure end-markets.
The scrap market in which PSC Metals operates is highly dependent on overall economic conditions in the U.S. and other global markets.  U.S. economic and industrial production growth slowed in 2013, and while U.S. steel mill capacity utilization, the primary driver of domestic ferrous scrap demand, increased from 75.2% to 76.9%, actual domestic steel production decreased from 97.3 million net tons in 2012 to 95.9 million net tons in 2013.  The higher utilization rate, despite fewer tons produced, reflected a net reduction in total U.S. capacity due to shut-downs and closures exceeding volumes of new mills brought on line.  Lower demand from both internal and export steel markets resulted in scrap prices dropping below 2012 levels through most of 2013 before rising in the fourth quarter to end the year up between 5% and 14%, depending on material type, over 2012 year end levels.  Lower market pricing for scrap helped reduce the flow of scrap from peddlers and dealers and increased competition for materials, putting pressure on margins for much of 2013.  Low inventory levels and tight supply of obsolete scrap led to higher prices in the fourth quarter of 2013 where margin rates were generally improved over prior quarters, but still negatively impacted by competitive buying pressures.  We cannot predict whether, or how long, current market conditions will continue to persist.
The Ferrous Scrap Metal Business
PSC Metals' ferrous products include busheling, plate and structural, shredded, sheared and bundled scrap metal and other purchased scrap metal such as turnings (steel machining fragments), cast furnace iron and broken furnace iron. PSC Metals processes the scrap into a size, density and purity required by customers to meet their production needs.
PSC Metals purchases processed and unprocessed ferrous scrap metal from various sources, including individuals and traditional scrap yards as well as industrial manufacturers who recycle the scrap from their metal-forming processes and steel mills who look to PSC Metals to remarket secondary product they would otherwise scrap. PSC Metals sets the price paid to its suppliers based on market factors such as the demand and price for processed material and the underlying metal content of the scrap material being purchased. Changes in scrap prices could cause the collection rates of scrap to increase (when prices are higher) or decrease (when prices are lower). The variation in prices and collection rates can have a significant effect on sales volumes through PSC Metals' scrap yards. Scrap material is processed in PSC Metals' recycling yards where it is shredded, cut, broken, sheared, sorted and classified for use as raw material in the steel-making process. PSC Metals then sells processed ferrous scrap to end-users such as steel producing mini-mills and integrated steel makers and foundries, as well as brokers who aggregate materials for other large users. Additionally, a significant amount of valuable, non-ferrous metal is also recovered as a by-product of the shredding process, which is sold separately as discussed below.

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
Customers
Our Metals segment had two customers in 2013 that represented approximately 24% of its net sales, one of which individually accounted for 18% of its net sales. No other customer accounted for more than 10% of our Metals segment's net sales in 2013.
Employees
As of December 31, 2013, PSC Metals had 969 employees, of which 146 employees were covered by collective bargaining agreements.

Railcar
Background
We conduct our Railcar segment through our majority ownership interests in ARI and New ARL (as defined below).
On January 15, 2010, we acquired a 54.3% controlling interest in American Railcar Industries, Inc. ("ARI") from affiliates of Mr. Icahn. The acquisition of ARI has been treated as an acquisition of an entity under common control that requires us to consolidate the financial results of ARI on an as-if-pooling basis. During 2011, we acquired additional shares of ARI common stock. As of December 31, 2013, we owned approximately 55.6% of the total outstanding common stock of ARI.
As discussed further in Note 3, "Acquisitions - New ARL," to the consolidated financial statements, pursuant to a contribution agreement (the "ARL Contribution Agreement") dated September 20, 2013 and with a closing date on October 2, 2013 among AEP Rail Corp. ("AEP"), IRL Holding LLC ("IRL"), American Railcar Leasing, LLC ("ARL") and IEP Energy Holding LLC, we acquired a 75% economic interest in the newly capitalized ARL ("New ARL"). New ARL is considered an entity under common control that requires us to consolidate the financial results of New ARL on an as-if-pooling basis.
On August 17, 2012, AEP Leasing LLC ("AEP Leasing"), a wholly owned subsidiary of Icahn Enterprises, was formed for the purpose of leasing railcars. Pursuant to the ARL Contribution Agreement, we contributed AEP Leasing, including its fleet of railcars, to New ARL.

Business
ARI is a leading North American designer and manufacturer of hopper and tank railcars. ARI provides its railcar customers with integrated solutions through a comprehensive set of high-quality products and related services through its manufacturing, leasing and railcar services operations. ARI's manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. ARI's Railcar services consist of railcar repair services, engineering and field services and fleet management services.
New ARL is engaged in the business of leasing railcars to customers with specific requirements whose products require specialized railcars dedicated to transporting, storing, and preserving the integrity of their products. These products are primarily in the energy, food and agriculture, chemical, minerals and petrochemical industries.
ARI’s and New ARL’s railcar leasing business consists of railcars manufactured primarily by ARI and leased to third parties under operating leases. ARI’s leasing business is operated under lease management agreements with New ARL through which New ARL markets ARI’s railcars for sale or lease and acts as ARI’s manager to lease railcars on ARI’s behalf for a fee.
ARI is a reporting company under the Exchange Act and files annual, quarterly and current reports, proxy statements and other information with the SEC that is publicly available.
Customers
Our Railcar segment’s primary customers include leasing companies, industrial companies and those that use railcars for freight transport, or shippers, and Class I railroads. In servicing this customer base our Railcar segment believes its integrated railcar repair, refurbishment and fleet management services and its railcar components manufacturing operations will allow our Railcar segment to further penetrate the general railcar manufacturing and leasing market.
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
ARI and New ARL offer customers the option to lease their railcars through various leasing options, including full service leases. Maintenance of leased railcars can be provided, in part, through ARI's railcar repair and refurbishment facilities. The railcars in ARI's and New ARL's lease fleet are leased to shippers with lease terms generally ranging from two to ten years. Our Railcar segment's combined railcar lease fleet consists of more than 34,700 railcars as of December 31, 2013.
ARI's railcar services group focuses on repair services, engineering and field services, and fleet management services. Its primary customers for services provided by this group are leasing companies and industrial companies using tank and specialty hopper railcars. ARI's service offerings cover entire railcar fleets, including equipment manufactured by other companies. ARI's railcar services provide it insight into its customers' railcar needs. ARI uses this knowledge to improve its service and product offerings.
Competition
The railcar manufacturing industry has historically been extremely competitive. ARI competes primarily with Trinity Industries, Inc. ("Trinity"), The Greenbrier Companies, Inc. ("Greenbrier"), Union Tank Car Company and National Steel Car Limited. Competitors have expanded and may continue to expand their capabilities in ARI's core railcar markets.
The railcar leasing industry has also been historically extremely competitive. Both ARI and New ARL compete primarily with GE Rail Services, GATX Corp., CIT Group, Trinity and Union Tank Car Company in the railcar leasing market.
Employees
As of December 31, 2013, ARI had 2,663 full-time employees in various locations throughout the United States and Canada, of which approximately 13% were covered by domestic collective bargaining agreements at two of ARI's repair facilities and at its Texas manufacturing facility.
As of December 31, 2013, New ARL had 55 full-time employees, with the 43 of the employees located at New ARL’s executive offices maintained at Saint Charles, Missouri, and the remaining 12 regional marketing employees located throughout the United States and Canada.

Gaming
Background
We conduct our Gaming segment through our majority ownership in Tropicana Entertainment Inc. ("Tropicana").
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
Tropicana is a reporting company under the Exchange Act and files annual, quarterly and current reports, proxy statements and other information with the SEC that are publicly available.
As of December 31, 2013, we owned approximately 67.9% of the total outstanding common stock of Tropicana.
Tropicana is an owner and operator of regional casino and entertainment properties located in the United States and one temporary casino resort development located on the island of Aruba. Tropicana primarily caters to local and regional guests to provide a fun and exciting gaming environment with high-quality and high-value lodging, dining, retail and entertainment amenities. Tropicana's properties offer a broad array of gaming options specifically tailored for its patrons in each market. Tropicana's U.S. properties include the following casinos:

•	Laughlin, Nevada - Tropicana Laughlin Hotel and Casino and River Palms Hotel and Casino;

•	South Lake Tahoe, Nevada - Montbleu Casino Resort & Spa;

•	Atlantic City, New Jersey - Tropicana AC;

•	Evansville, Indiana - Tropicana Evansville;

•	Baton Rouge, Louisiana - Belle of Baton Rouge Casino and Hotel; and

•	Greenville, Mississippi - Tropicana Greenville.
Pending Acquisition

In August 2013, Tropicana entered into an agreement to purchase Lumiére Place Casino, HoteLumiére, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri (collectively, "Lumiére") for $260.0 million in cash, subject to adjustments (the "Lumiere Acquisition.") The transaction is subject to various conditions, including, among others, regulatory approvals from the Missouri Gaming Commission and the U.S. Federal Trade Commission (the “FTC”). FTC approval was received in January 2014. The transaction is expected to close in early 2014, although Tropicana can make no assurances that the conditions will be satisfied or that the sale will be consummated in a timely manner, if at all.
Competition
Tropicana owns land-based and riverboat casino facilities in five states and one casino resort development located on the island of Aruba. Tropicana competes with numerous casinos and casino hotels of varying quality and size in the markets in which its properties are located and with other forms of legalized gaming, including state-sponsored lotteries, racetracks, off-track wagering, video lottery, video poker terminals and card parlors. Tropicana also competes with other non-gaming resorts and vacation areas, and with various other entertainment businesses. The casino entertainment business is characterized by competitors that vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity.

In most markets, Tropicana competes directly with other casino facilities operating in the immediate and surrounding market areas, including casinos located on Native American reservations. In some markets, Tropicana faces competition from nearby markets in addition to direct competition within our market areas.
Tropicana believes competition in existing markets has intensified over the last several years, due to new markets opening for development, overall challenging economic conditions and decreased spending on leisure activities. Many casino operators have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. The expansion of casino entertainment at existing properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors has increased competition in many markets in which Tropicana competes, and it expects this intense competition to continue.
Tropicana's operating results can be adversely affected by costs associated with advertising, promotions and complimentary services to patrons, the amount and timing of which may be affected by the advertising and complimentary policies and actions of its properties' competitors and its efforts to keep pace with them. If our operating revenues are insufficient to allow Tropicana to match the promotions of competitors, the number of its casino patrons may decline, which may have a material adverse effect on its financial performance. In addition, some of Tropicana's competitors have significantly greater financial resources than it does, and as a result it may not be able to successfully compete with them in the future.
Trademarks
Tropicana uses a variety of trade names, service marks and trademarks and has all the rights and licenses necessary to conduct its continuing operations. Tropicana has registered several service marks and trademarks with the United States Patent and Trademark Office or otherwise acquired the licenses to use those which are material to the conduct of its business. Tropicana owns the following federally registered trademarks or service marks that are material to its business: MontBleu, Aztar, Trop, Tropicana, Belle of Baton Rouge, Trop Advantage and the Quarter at Tropicana.
Tropicana Trademark
Tropicana along with certain entities that own Tropicana Las Vegas (“Tropicana LV”) are parties to a trademark Settlement Agreement (the “Settlement Agreement”) governing the respective rights of the parties to the “Tropicana” trademark. Pursuant to the Settlement Agreement, which became effective on September 28, 2011, the Tropicana LV entities, subject to certain advertising exceptions and other terms and conditions set forth in the Settlement Agreement, have perpetual exclusive rights to use the names, trademarks, and/or service marks (the “Marks”) TROPICANA LAS VEGAS (or TROP LAS VEGAS) and TROPICANA LV (or TROP LV) (the “TLV Marks”, as defined in the Settlement Agreement) in conjunction with its services (“Services”, as defined in the Settlement Agreement) in the City of Las Vegas, Nevada and within a 50-mile radius of the front entrance of the Tropicana Las Vegas Hotel and Casino located at 3801 Las Vegas Boulevard South, Las Vegas, Nevada (the “TLV Territory”) along with certain rights to use the TLV Marks on the Internet without geographic limitation and to register the TLV Marks as domain names. Tropicana and its affiliates, subject to certain advertising exceptions and other terms and conditions set forth in the Settlement Agreement, have perpetual exclusive worldwide rights (excluding the TLV Territory) to use the TROPICANA and TROP Marks coupled with either a pre-existing identifier of its Services (such as "TROPICANA ENTERTAINMENT" or "TROP ADVANTAGE") or an accurate geographic identifier of the location of a Tropicana Entertainment property (other than LAS VEGAS or the name of any city within the TLV Territory) (the “TE Marks”) along with certain rights to use the TE Marks on the Internet without geographic limitation and to register the TE Marks as domain names.
Seasonality
Tropicana's cash flows from operating activities are seasonal in nature. Operating results are traditionally the strongest in the third quarter and traditionally the weakest during the fourth quarter. Any excess cash flows achieved from operations during the peak seasons are used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar. In the event that Tropicana is not able to generate excess cash flows during the peak seasons, it may not be able to fully subsidize non-peak seasons.
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
Licensing
Gaming laws require Tropicana and certain of its subsidiaries, as well as its directors, officers (with respect to corporations), managers (with respect to limited liability companies), and certain other key employees and, in some cases, certain of its shareholders (with respect to corporations), members (with respect to limited liability companies), and holders of debt securities, to obtain licenses, findings of suitability or other approvals from gaming authorities. Licenses or findings of suitability typically require a determination that the applicant is suitable or otherwise qualified to hold the license or the finding of suitability necessary to hold equity, debt securities or position with the gaming licensee or its affiliated entities. Where not mandated by statute, rule or regulation, gaming authorities generally have broad discretion in determining who must come forward for suitability and whether an applicant qualifies for licensing or should be deemed suitable or otherwise qualified.
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
Employees
As of December 31, 2013, Tropicana had approximately 6,300 employees and had collective bargaining agreements with several unions covering approximately 2,200 of those employees, substantially all of whom are employed at Tropicana AC, Belle of Baton Rouge and Tropicana Evansville. Tropicana periodically experiences challenges in negotiating collective bargaining agreements with certain unions. In September 2011, a collective bargaining agreement with UNITE HERE Local 54 covering approximately 1,000 employees at Tropicana AC expired and Tropicana AC is presently operating without an agreement with this union. In 2012 there were certain labor disruptions at Tropicana AC related to several UNITE HERE Local 54 union protest rallies. Tropicana cannot assure that this situation will not result in additional labor disruptions at the property.

Food Packaging
Background
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase").
On January 15, 2010, we acquired 71.4% of the total outstanding common stock of Viskase from affiliates of Mr. Icahn. The acquisition of Viskase has been treated as an acquisition of an entity under common control that requires us to consolidate the financial results of Viskase on an as-if-pooling basis. During 2013, we acquired additional shares of common stock of Viskase. As of December 31, 2013, we owned approximately 73.5% of the total outstanding common stock of Viskase.
Business
Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase operates nine manufacturing facilities and ten distribution centers throughout North America, Europe, South America and Asia. Viskase provides value-added support services relating to these products for some of the world's largest global consumer products companies. Viskase believes it is one of the two largest worldwide producers of non-edible cellulosic casings for processed meats and one of the three largest manufacturers of non-edible fibrous casings.
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

International
Viskase has six manufacturing or finishing facilities located outside the continental United States: Monterrey, Mexico; Beauvais, France; Thâon-les-Vosges, France; Caronno, Italy; Clark Freeport Zone, Philippines; and Atibaia, Brazil. Viskase continues to explore opportunities to expand in emerging markets. Net sales from customers located outside the United States represented approximately 70% of its total net sales in 2013. Viskase's operations in France are responsible for distributing products, directly or through distributors, in Europe, Africa, the Middle East and parts of Asia. While overall consumption of processed meat products in North America and Western Europe is stable, market growth is driven by increasing demand in Eastern Europe, South America and the Asia Pacific region.
Employees
As of December 31, 2013, Viskase had 2,077 employees worldwide, including 516 employees covered under collective bargaining agreements.

Real Estate
Background
Our Real Estate operations consist of rental real estate, property development and associated resort activities.
Our rental real estate operations consist primarily of retail, office and industrial properties leased to single corporate tenants. As of December 31, 2013, we owned 29 commercial rental real estate properties. Historically, substantially all of our real estate assets leased to others have been net-leased under long-term leases. With certain exceptions, these tenants are required to pay all expenses relating to the leased property and, therefore, we are typically not responsible for payment of expenses, including maintenance, utilities, taxes, insurance or any capital items associated with such properties.
Our property development operations are run primarily through Bayswater Development LLC, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida include land for future residential development of approximately 271 and 1,325 units of residential housing, respectively. Both developments operate golf and resort operations as well. Our long-term investment horizon and operational expertise allow us to acquire properties with limited current income and complex entitlement and development issues.
In addition, our Real Estate segment owns an unfinished development property and a partially developed casino, located on approximately 23 acres in Las Vegas, Nevada.
Strategy
Our Real Estate business strategy is based on our long-term investment outlook. We maximize the value of our commercial lease portfolio through effective management of existing properties and disposal of assets on an opportunistic basis. We continue to market our remaining residential product and to build new homes as market conditions warrant. In keeping with the Real Estate business' strategy of investing capital to grow existing operations, we actively pursue prudent acquisitions of additional commercial and residential properties at favorable prospective returns.
Seasonality
Resort operations are highly seasonal with peak activity in Cape Cod from June to September and in Florida from November to March. Sales activity for our real estate developments in Cape Cod typically peak in late winter and early spring, while in Florida our peak selling season is during the winter months.
Employees
Our Real Estate segment had 214 employees as of December 31, 2013, which fluctuates due to the seasonal nature of certain of our businesses. No employees are covered by collective bargaining agreements.

Home Fashion
Background
We conduct our Home Fashion segment through our indirect wholly owned subsidiary, WestPoint Home LLC (“WPH”).
On August 8, 2005, WestPoint International, Inc. ("WPI") (now known as WestPoint International LLC, as described below) and its subsidiaries completed the purchase of substantially all the assets of WestPoint Stevens Inc. ("WPS") and certain of its subsidiaries pursuant to an asset purchase agreement approved by The United States Bankruptcy Court for the Southern District of New York in connection with Chapter 11 proceedings of WPS. WPS was a premier manufacturer and marketer of bed and bath home fashions supplying leading U.S. retailers and institutional customers. Before the asset purchase transaction, WPI did not have any operations.
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
Business
WPH's business consists of manufacturing, sourcing, marketing, distributing and selling home fashion consumer products. WPH differentiates itself in the home fashion textile industry based on its 200-year heritage of providing its customers with: (1) a full assortment of home fashion products; (2) good customer service; (3) a superior value proposition; and (4) branded and private label products with strong consumer recognition. WPH markets a broad range of manufactured and sourced bed, bath, basic bedding and other textile products, including sheets, pillowcases, bedspreads, quilts, comforters and duvet covers, featherbeds, bath and beach towels, bath accessories, bed skirts, bed pillows, flocked blankets, woven blankets and throws and mattress pads.
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
WPH transitioned the majority of its manufacturing to Bahrain, a low-cost country, and continues to maintain its corporate offices and certain distribution operations in the United States.
Strategy
Beginning with its purchase of the assets of WPS in 2005, WPH has been focused on restructuring its business by reducing costs and improving profitability.  WPH's restructuring process has taken several years and remains on-going.  These actions have included moving manufacturing operations overseas, reducing labor costs, attempting to source goods at lower prices and addressing unfavorable licensing arrangements. WPH has also been focused on significant restructuring in the United States, which has included streamlining its merchandising, sales, customer service, finance divisions and its distribution process.

WPH believes its principal manufacturing facility in Bahrain allows it to benefit from competitive labor rates, attractive incentives, low energy costs and a favorable tax treaty.  WPH currently has one non-U.S. manufacturing plant and one manufacturing plant and one distribution center in the United States. WPH regularly reviews the possibility of implementing additional cost-saving measures.
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
The percentage of WPH's net sales derived from the sale of private label branded and unbranded products for 2013 was approximately 49%. For 2013, the percentage of WPH net sales derived from sales under brands it owns and controls was approximately 31%, and the percentage of WPH net sales derived from sales under brands owned by third parties pursuant to licensing arrangements with WPH was approximately 20%.
Customers
WPH sells its home fashion products to catalog retailers, chain stores, mass merchants, department stores, specialty stores and warehouse clubs, both domestically and internationally. During 2013, WPH had five customers that accounted for approximately 66% of its net sales.
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
Employees
As of December 31, 2013, WPH employed 376 employees in the United States and 1,699 employees abroad, for a total of 2,075 employees worldwide.

Holding Company
We seek to invest our available cash and cash equivalents in liquid investments with a view to enhancing returns as we continue to assess further acquisitions of, or investments in, operating businesses.
As of December 31, 2013, we had investments with a fair market value of approximately $3.7 billion in the Investment Funds. We may redeem our direct investment in the Investment Funds upon notice.
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
Available Information
Icahn Enterprises maintains a website at www.ielp.com. We provide access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports free of charge through this website as soon as reasonably practicable after such material is electronically filed with the SEC. Paper copies of annual and periodic reports filed with the SEC may be obtained free of charge upon written request by contacting our headquarters at the address located on the front cover of this report or under Investor Relations on our website. In addition, our corporate governance guidelines, including Code of Business Conduct and Ethics and Audit Committee Charter, are available on our website (under Corporate Governance) and are available in print without charge to any stockholder requesting them. You may obtain and copy any document we furnish or file with the SEC at the SEC's public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC's public reference facilities by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, information statements, and other information regarding issuers like us who file electronically with the SEC. The SEC's website is located at www.sec.gov.

Item 1A. Risk Factors.
Risks Relating to Our Structure

Our general partner and its control person could exercise their influence over us to your detriment.
Mr. Icahn, through affiliates, owns 100% of Icahn Enterprises GP, the general partner of Icahn Enterprises and Icahn Enterprises Holdings, and approximately 88.0% of Icahn Enterprises' outstanding depositary units as of February 28, 2014, and, as a result, has the ability to influence many aspects of our operations and affairs.
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
On February 11, 2013, we announced that the board of directors of our general partner approved a modification to our distribution policy to provide for an increase in the annual distribution from $1.40, comprised of $0.40 in cash and $1.00 in depositary units, to $4.00 per depositary unit, payable in either cash or additional depositary units, at the election of each depositary unit holder. On May 29, 2013, the board of directors of our general partner further modified our distribution policy to increase our annual distribution from $4.00 per depositary unit to $5.00 per depositary unit. Further, on March 3, 2014, the board of directors of our general partner announced an increase in our annualized distribution from $5.00 per depositary unit to $6.00 per depositary unit.
While we made cash distributions to Icahn Enterprises' unitholders in each of the four quarters of 2013, the payment of future distributions, including higher distribution amounts as discussed above, will be determined by the board of directors of Icahn Enterprises GP, our general partner, quarterly, based on a review of a number of factors, including those described below and other factors that it deems relevant at the time that declaration of a distribution is considered.
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
Our current businesses and businesses that we acquire may not generate sufficient cash to service our debt. In addition, we may not generate sufficient cash flow from operations or investments and future borrowings may not be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. As of February 28, 2014, approximately $886 million of required payments will come due in the three-year period ending December 31, 2016, which includes interest on our senior notes as well as principal and interest on mortgages payable. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
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
As of December 31, 2013, we and our subsidiaries had debt of approximately $9.3 billion, of which approximately $4.0 billion pertained to our Holding Company.
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
As of December 31, 2013, based on covenants in the indenture governing our senior notes, we were permitted to incur approximately $3.4 billion in additional indebtedness.
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
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 88.0% of Icahn Enterprises' outstanding depositary units as of February 28, 2014. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. As a result of our ownership of more than 80% in our subsidiaries, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. ACF Industries LLC ("ACF") and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of December 31, 2013 and 2012. If the plans were voluntarily terminated, they would be underfunded by approximately $592 million and $130 million as of December 31, 2013 and 2012, respectively. As discussed in Note 4, "Operating Units - Automotive," as a result of the Federal-Mogul Rights Offering during the third quarter of 2013, we purchased additional shares of Federal-Mogul common stock, thereby increasing our ownership of Federal-Mogul to 80.7%. As a result, the underfunded termination liability balance includes Federal-Mogul effective in the third quarter of 2013. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
The current underfunded status of the pension plans of ACF and Federal-Mogul requires them to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the ACF and Federal-Mogul controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.
Starfire Holding Corporation ("Starfire"), which is 99.4% owned by Mr. Icahn, has undertaken to indemnify us and our subsidiaries from losses resulting from any imposition of certain pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as a result of being a member of the Icahn controlled group. The Starfire indemnity (which does not extend to pension liabilities of our subsidiaries that would be imposed on us as a result of our interest in these subsidiaries and not as a result of Mr. Icahn and his affiliates holding more than an 80% ownership interest in us, and as such would not extend to the unfunded pension termination liability for Federal-Mogul) provides, among other things, that so long as such contingent liabilities exist and could be imposed on us, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250 million. Nonetheless, Starfire may not be able to fund its indemnification obligations to us.
We are subject to the risk of becoming an investment company.
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
As of December 31, 2013, our Automotive segment had approximately $2.6 billion of outstanding indebtedness. Federal-Mogul is permitted by the terms of its debt instruments to incur substantial additional indebtedness, subject to the restrictions therein. Federal-Mogul's inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its debt obligations on commercially reasonable terms, would have a material adverse effect on our Automotive operations.
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
During the fourth quarter of 2013, Federal-Mogul extended the term of its revolving credit facility to December 6, 2018. In the event, however, that on any day prior thereto, more than $300 million in aggregate principal amount of the its existing term loans (or any debt refinancing such term loans) will become due within 91 days, the maturity date of the revolving credit facility automatically accelerates to such due date. Federal-Mogul's Tranche B term loan with a December 31, 2013 principal balance of $1,597 million currently matures on December 27, 2014. In the event that Federal-Mogul is unable to refinance such portion of its existing term loans so that the principal amount of such indebtedness outstanding on December 27, 2014 is less than $300 million or obtain an amendment to its revolving credit facility that in substance waives the provisions of this accelerated maturity date, the revolving credit facility will mature by its terms on September 27, 2014, and Federal-Mogul, therefore, will be required to repay any outstanding amounts on such day under the revolving credit facility and no longer have further access to the revolving credit facility. No assurance can be given that Federal-Mogul will be able to either refinance its existing term loans or obtain an amendment to its revolving credit facility that provides relief from this provision.
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

Federal-Mogul may pursue acquisitions or joint ventures that involve inherent risks, any of which may cause it not to realize anticipated benefits, and it may have difficulty integrating the operations of any companies that may be acquired, which may adversely affect our Automotive segment’s operations:
In the past, Federal-Mogul has grown through acquisitions, and may engage in acquisitions in the future as part of its sustainable global profitable growth strategy. The full benefits of these acquisitions, however, require integration of manufacturing, administrative, financial, sales, and marketing approaches and personnel. If Federal-Mogul is unable to successfully integrate its acquisitions, it may not realize the benefits of the acquisitions, its financial results may be negatively affected, or additional cash may be required to integrate such operations.
In the future, Federal-Mogul may not be able to successfully identify suitable acquisition or joint venture opportunities or complete any particular acquisition, combination, joint venture or other transaction on acceptable terms. Federal-Mogul’s identification of suitable acquisition candidates and joint venture opportunities and the integration of acquired business operations involve risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities. Such risks include the effects on Federal-Mogul’s business, diversion of management’s attention and risks associated with unanticipated problems or unforeseen liabilities, and may require significant financial resources that would otherwise be used for the ongoing development of Federal-Mogul's business.
The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. These difficulties could be further increased to the extent Federal-Mogul pursues acquisition or joint venture opportunities internationally. Federal-Mogul may not be effective in retaining key employees or customers of the combined businesses. Federal-Mogul may face integration issues pertaining to the internal controls and operations functions of the acquired companies and also may not realize cost efficiencies or synergies that were anticipated when selecting the acquisition candidates. Federal-Mogul may experience managerial or other conflicts with its joint venture partners. Any of these items could adversely affect our Automotive segment’s results of operations.
Federal-Mogul’s failure to identify suitable acquisition or joint venture opportunities may restrict its ability to grow its business. If Federal-Mogul is successful in pursuing future acquisitions or joint ventures, it may be required to expend significant funds, incur additional debt and/or issue additional securities, which may materially adversely affect results of operations. If Federal-Mogul spends significant funds or incurs additional debt, Federal-Mogul’s ability to obtain financing for working capital or other purposes could decline and it may be more vulnerable to economic downturns and competitive pressures.
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
Consolidation and increased market power of Federal-Mogul’s independent aftermarket customers could negatively affect its financial performance.
Federal-Mogul’s independent aftermarket customers are continuing to consolidate and gain purchasing power and the ability to demand extended payment terms and other pricing concessions. If these trends, continue the financial results of Federal-Mogul’s VCS business segment could be negatively impacted.

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
Federal-Mogul’s actions to separate its business into two businesses may result in additional costs.
Federal-Mogul separated its business into two separate business divisions. One division focuses primarily on the manufacture and sale of powertrain products to original equipment manufacturers (“Powertrain” or “PT”), while the other consists of Federal-Mogul’s global aftermarket as well as its brake, chassis and wipers businesses (“Vehicle Components Solutions” or “VCS”). Federal-Mogul initiated several actions in connection with the creation of these two operating businesses, including the hiring of a Chief Executive Officer for VCS and the identification of facilities that will be managed by each division. This separation may result in additional costs and expenses both during and after separation. No assurance can be given that the separation of the business into these two businesses will not have a material adverse impact on our Automotive segment’s profitability and consolidated financial position.
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

New regulations related to “conflict minerals” may force us to incur additional expenses and may make Federal-Mogul’s supply chain more complex. In August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use certain minerals known as “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries in their products. These new requirements required due diligence efforts in 2013, with initial disclosure requirements beginning in 2014. There will be significant costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in Federal-Mogul’s products and other potential changes to products, processes or sources of supply as a consequence of such verification activities.
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

Energy

Risks Related to our Energy Segment as a Whole
Instability and volatility in the capital, credit and commodity markets in the global economy could negatively impact our Energy segment's business, financial condition, results of operations and cash flows.
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

•
Market volatility could exert downward pressure on the price of CVR Refining LP ("CVR Refining" or the "Refining Partnership") and CVR Partners LP's ("CVR Partners" or the "Nitrogen Fertilizer Partnership") common units, which may make it more difficult for either or both of them to raise additional capital and thereby limit their ability to grow, which could in turn cause CVR's stock price to drop; and

•
Market conditions could result in significant customers experiencing financial difficulties. CVR is exposed to the credit risk of its customers, and their failure to meet their financial obligations when due because of bankruptcy, lack of liquidity, operational failure or other reasons could result in decreased sales and earnings for CVR.

The refineries and nitrogen fertilizer facility face significant risks due to physical damage hazards, environmental liability risk exposure, and unplanned or emergency partial or total plant shutdowns resulting in business interruptions. CVR could incur potentially significant costs to the extent there are unforeseen events which cause property damage and potentially a significant reduction in revenues from a material decline in production which are not fully insured. The commercial insurance industry engaged in underwriting energy industry risk is specialized and there is finite capacity; therefore, the industry may limit or curtail coverage, may modify the coverage provided or may substantially increase premiums in the future.
If any of CVR’s production plants, logistics assets, key pipeline operations serving its plants, or key suppliers sustains a catastrophic loss and operations are shut down or significantly impaired, it could have a material adverse impact on our Energy segment’s operations, financial condition and cash flows. In addition, the risk exposures CVR has at the Coffeyville, Kansas plant complex are greater due to production facilities for refinery and fertilizer production, distribution and storage being in relatively close proximity and potentially exposed to damage from one incident, such as resulting damages from the perils of explosion, windstorm, fire, or flood. Operations at either or both of the refineries and the nitrogen fertilizer plant could be curtailed, limited or completely shut down for an extended period of time as the result of one or more unforeseen events and circumstances, which may not be within our control, including:

•	major unplanned maintenance requirements;

•
catastrophic events caused by mechanical breakdown, electrical injury, pressure vessel rupture, explosion, contamination, fire, or natural disasters, including, floods, windstorms and other similar events;

•	labor supply shortages, or labor contract disputes that result in a work stoppage or slowdown;

•	cessation or suspension of a plant or specific operations dictated by environmental authorities; and

•
an event or incident involving a large clean-up, decontamination, or the imposition of laws and ordinances regulating the cost and schedule of demolition or reconstruction, which can cause significant delays in restoring property to a pre-loss condition.

CVR has sustained losses over the past ten-year period at its plants, which are illustrative of the types of risks and hazards that exist. These losses or events resulted in costs assumed by us that were not fully insured due to policy retentions or applicable exclusions. These events were as follows:

•	June 2007: Coffeyville refinery and nitrogen fertilizer plant; flood;

•	September 2010: Nitrogen fertilizer plant; secondary urea reactor rupture;

•	December 2010: Coffeyville refinery; FCCU fire;

•	December 2010: Wynnewood refinery; hydrocracker unit fire;

•	September 2012: Wynnewood refinery boiler explosion; and

•	July/August 2013: Coffeyville refinery; FCCU outage
Currently, CVR has an insurance program for property and business interruption coverage having a combined policy limit of $1.0 billion. Under this insurance program, CVR has a $5.0 million property damage retention for all properties ($2.5 million in respect of the nitrogen fertilizer plant). For business interruption losses the insurance program has a retention of a 45 day waiting period for any one occurrence (60 days in respect of the Wynnewood refinery). Using forecasted business interruption values determined in the manner the insurance program would insure such losses, the potential losses retained within the waiting period are approximately $61.0 million for the Coffeyville refinery, $23.0 million for the nitrogen fertilizer plant and $31.0 million for the Wynnewood refinery. Actual losses retained could exceed these amounts if actual financial results are in excess of the forecasted values. In addition, the insurance policies contain a schedule of sub-limits which apply to certain specific perils or areas of coverage. Sub-limits which may be of importance depending on the nature and extent of a particular insured occurrence are: flood, earthquake, contingent business interruption insuring key suppliers, pipelines and customers, debris removal, decontamination, demolition and increased cost of construction due to law and ordinance, and others. Such conditions, limits and sub-limits could materially impact insurance recoveries and potentially cause us to assume losses which could impair earnings.
There is finite capacity in the commercial insurance industry engaged in underwriting energy industry risk, and there are risks associated with the commercial insurance industry reducing capacity, changing the scope of insurance coverage offered, and substantially increasing premiums due to adverse loss experience or other financial circumstances. If the supply of commercial insurance is curtailed due to highly adverse financial results, CVR may not be able to continue our present limits of insurance coverage, or obtain sufficient insurance capacity to adequately insure our risks for property damage or business interruption.
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
CVR’s businesses are subject to the occurrence of accidental spills, discharges or other releases of petroleum or hazardous substances into the environment. Past or future spills related to any of our current or former operations, including the refineries, pipelines, product terminals, fertilizer plant or transportation of products or hazardous substances from those facilities, may give rise to liability (including strict liability, or liability without fault, and potential clean-up responsibility) to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. For example, CVR could be held strictly liable under CERCLA, and similar state statutes for past or future spills without regard to fault or whether our actions were in compliance with the law at the time of the spills. Pursuant to CERCLA and similar state statutes, CVR could be held liable for contamination associated with facilities it currently owns or operates (whether or not such contamination occurred prior to our acquisition thereof), facilities it formerly owned or operated (if any) and facilities to which it transported or arranged for the transportation of wastes or byproducts containing hazardous substances for treatment, storage, or disposal.
The potential penalties and clean-up costs for past or future releases or spills, liability to third parties for damage to their property or exposure to hazardous substances, or the need to address newly discovered information or conditions that may require response actions could be significant and could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, CVR may incur liability for alleged personal injury or property damage due to exposure to chemicals or other hazardous substances located at or released from our facilities. CVR may also face liability for personal injury, property damage, natural resource damage or for clean-up costs for the alleged migration of contamination or other hazardous substances from its facilities to adjacent and other nearby properties.
Four of our facilities, including the Coffeyville refinery, the now-closed Phillipsburg terminal (which operated as a refinery until 1991), the Wynnewood refinery and the nitrogen fertilizer plant, have environmental contamination. CVR has assumed Farmland's responsibilities under certain administrative orders under the RCRA related to contamination at or that originated from the Coffeyville refinery and the Phillipsburg terminal. The Coffeyville refinery has agreed to assume liability for contamination that migrated from the refinery onto the nitrogen fertilizer plant property while Farmland owned and operated the properties. The Wynnewood refinery is required to conduct investigations to address potential off-site migration of contaminants from the west side of the property. Other known areas of contamination at the Wynnewood refinery have been partially addressed but corrective action has not been completed, and some portions of the Wynnewood refinery have not yet been investigated to determine whether corrective action is necessary. If significant unknown liabilities are identified at or migrating from any of our facilities, that liability could have a material adverse effect on our results of operations, financial condition and cash flows and may not be covered by insurance.
CVR may incur future liability relating to the off-site disposal of hazardous wastes. Companies that dispose of, or arrange for the treatment, transportation or disposal of, hazardous substances at off-site locations may be held jointly and severally liable for the costs of investigation and remediation of contamination at those off-site locations, regardless of fault. CVR could become involved in litigation or other proceedings involving off-site waste disposal and the damages or costs in any such proceedings could be material.
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
In the meantime, in December 2010, the EPA reached a settlement agreement with numerous parties under which it agreed to promulgate NSPS to regulate GHG emissions from petroleum refineries. Although the EPA has not yet proposed NSPS standards to regulate GHG for petroleum refineries or the nitrogen fertilizer plant, the EPA has proposed NSPS standards to regulate GHG for electric utilities. Therefore, we expect that the EPA will propose standards for the refineries and fertilizer plant, but the timing of the EPA’s proposal is not known.
During a State of the Union address in January 2014, President Obama indicated that the United States would take action to address climate change. At the federal legislative level, this could mean Congressional passage of legislation adopting some form of federal mandatory greenhouse gas emission reduction, such as a nationwide cap-and-trade program. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency.
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

Deliberate, malicious acts, including terrorism, could damage CVR's facilities, disrupt its operations or injure employees, contractors, customers or the public and result in liability to our Energy operations.
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
The petroleum and nitrogen fertilizer businesses both have a significant concentration of customers. The five largest customers of the petroleum business represented 36% of its petroleum sales for the year ended December 31, 2013. The five largest customers of the nitrogen fertilizer business represented approximately 43% of its sales for the year ended December 31, 2013. Several significant petroleum and nitrogen fertilizer customers each account for more than 10% of petroleum and nitrogen fertilizer sales. Given the nature of CVR’s businesses, and consistent with industry practice, CVR does not have long-term minimum purchase contracts with any of our customers. The loss of several of these significant customers, or a significant reduction in purchase volume by several of them, could have a material adverse effect on our results of our Energy segment’s operations, financial condition and cash flows.
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
In February 2013, the nitrogen fertilizer business completed a significant two-year plant expansion designed to increase its UAN production capacity by 400,000 tons, or approximately 50% per year. The UAN expansion provides the nitrogen fertilizer business with the ability to upgrade substantially all of our ammonia production to UAN. If the premium that UAN currently earns over ammonia decreases, this expansion project may not yield the economic benefits and accretive effects that the nitrogen fertilizer business currently anticipates.
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

In addition, in connection with any potential acquisition or expansion project, the Refining Partnership or the Nitrogen Fertilizer Partnership (as applicable) will need to consider whether a business they intend to acquire or expansion project they intend to pursue could affect their tax treatment as a partnership for federal income tax purposes. If the petroleum business or the nitrogen fertilizer business is otherwise unable to conclude that the activities of the business being acquired or the expansion project would not affect its treatment as a partnership for federal income tax purposes, it may elect to seek a ruling from the IRS. Seeking such a ruling could be costly or, in the case of competitive acquisitions, place the business in a competitive disadvantage compared to other potential acquirers who do not seek such a ruling. If the petroleum business or the nitrogen fertilizer business is unable to conclude that an activity would not affect its treatment as a partnership for federal income tax purposes, and is unable or unwilling to obtain an IRS ruling, the petroleum business or the nitrogen fertilizer business may choose to acquire such business or develop such expansion project in a corporate subsidiary, which would subject the income related to such activity to entity-level taxation, which would reduce the amount of cash available for distribution to the unitholders and would likely cause a substantial reduction in the value of its common units.
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
As of December 31, 2013, approximately 50% of the employees at the Coffeyville refinery and 60% of the employees at the Wynnewood refinery were represented by labor unions under collective bargaining agreements. At Coffeyville, the collective bargaining agreement with five Metal Trades Unions (which covers union members who work directly at the Coffeyville refinery) is effective through March 2018, and the collective bargaining agreement with the United Steelworkers (which covers the balance of the petroleum business' unionized employees, who work in the terminal and related operations) is effective through March 2016, and automatically renews on an annual basis thereafter unless a written notice is received sixty days in advance of the relevant expiration date. The collective bargaining agreement with the International Union of Operating Engineers with respect to the Wynnewood refinery expires in June 2016. CVR may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase CVR’s costs. In addition, CVR’s existing labor agreements may not prevent a strike or work stoppage at any of its facilities in the future, and any work stoppage could negatively affect our Energy segment’s results of operations, financial condition and cash flows.
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

As of February 28, 2014, the Refining Partnership had outstanding $500 million aggregate principal amount of 6.5% senior notes due 2022, availability under the Amended and Restated ABL Credit Facility of approximately $373 million and letters of credit outstanding of approximately $27 million and availability under the intercompany credit facility of approximately $119 million and borrowings outstanding of approximately $32 million, and the Nitrogen Fertilizer Partnership had $125 million of outstanding term loan borrowings, with availability of up to $25 million under its revolving credit facility. In the future, the Refining Partnership and the Nitrogen Fertilizer Partnership may incur additional significant indebtedness in order to make future acquisitions, expand their businesses or develop their properties. Their level of indebtedness could affect their operations in several ways, including the following

•
a significant portion of their cash flows could be used to service their indebtedness, reducing available cash and their ability to make distributions on their common units (including distributions to CVR);

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
If cash flows and capital resources are insufficient to service their indebtedness, the Refining Partnership or the Nitrogen Fertilizer Partnership may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance their indebtedness. These alternative measures may not be successful and may not permit them to meet their scheduled debt service obligations. Their ability to restructure or refinance debt will depend on the condition of the capital markets and their financial condition at such time. Any refinancing of their debt could be at higher interest rates and may require them to comply with more onerous covenants, which could further restrict their business operations, and the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In addition, in the absence of adequate cash flows or capital resources, they could face substantial liquidity problems and might be required to dispose of material assets or operations, or sell equity, in order to meet their debt service and other obligations. They may not be able to consummate those dispositions for fair market value or at all. The Refining Partnership's Amended and Restated ABL Credit Facility and the indenture governing its 6.5% senior notes and the Nitrogen Fertilizer Partnership's credit facility may restrict, or market or business conditions may limit, their ability to avail themselves of some or all of these options. Furthermore, any proceeds that we realize from any such dispositions may not be adequate to meet their debt service obligations when due. None of CVR's stockholders or any of their respective affiliates has any continuing obligation to provide CVR with debt or equity financing.
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

In particular, the indenture governing the Refining Partnership's 6.5% senior notes prohibits it from making distributions to unitholders (including us) if any default or event of default (as defined in the indenture) exists. In addition, the indenture governing the Refining Partnership's 6.5% senior notes contains covenants limiting the Refining Partnership's ability to pay distributions to unitholders. The covenants will apply differently depending on the Refining Partnership's fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, the Refining Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, the Refining Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. In addition, the Refining Partnership's Amended and Restated ABL Credit Facility requires it to maintain a minimum excess availability under the facility as a condition to the payment of distributions to its unitholders. The Nitrogen Fertilizer Partnership's credit facility requires that, before the Nitrogen Fertilizer Partnership can make distributions to CVR, it must be in compliance with leverage ratio and interest coverage ratio tests. Any new indebtedness could have similar or greater restrictions.
A breach of the covenants under the foregoing debt instruments could result in an event of default. Upon a default, unless waived, the holders of the Refining Partnership's 6.5% senior notes and lenders under the Refining Partnership's Amended and Restated ABL Credit Facility and the Nitrogen Fertilizer Partnership's credit facility would have all remedies available to a secured lender, and could elect to terminate their commitments, cease making further loans, institute foreclosure proceedings against the Refining Partnership or the Nitrogen Fertilizer Partnership (as applicable) or its respective subsidiaries' assets, and force it and its subsidiaries into bankruptcy or liquidation, subject to intercreditor agreements. In addition, any defaults could trigger cross defaults under other or future credit agreements or indentures. The Refining Partnership's or Nitrogen Fertilizer Partnership's operating results may not be sufficient to service their indebtedness or to fund CVR's other expenditures and they may not be able to obtain financing to meet these requirements. As a result of these restrictions, they may be limited in how they conduct their respective businesses, unable to raise additional debt or equity financing to operate during general economic or business downturns or unable to compete effectively or to take advantage of new business opportunities.
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
The current policies of both the board of directors of the Refining Partnership's general partner and the Nitrogen Fertilizer Partnership's general partner is to distribute an amount equal to the available cash generated by each partnership each quarter to their respective unitholders. As a result of their respective cash distribution policies, the Refining Partnership and the Nitrogen Fertilizer Partnership will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund acquisitions and expansion capital expenditures. As such, to the extent they are unable to finance growth externally, their respective cash distribution policies will significantly impair their ability to grow. The board of directors of the general partner of either the Refining Partnership or the Nitrogen Fertilizer Partnership may modify or revoke its cash distribution policy at any time at its discretion, including in such a manner that would result in an elimination of cash distributions regardless of the amount of available cash they generate. Each board of directors will determine the cash distribution policy it deems advisable for them on an independent basis.
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
Each of the Refining Partnership and the Nitrogen Fertilizer Partnership may not have sufficient available cash to pay any quarterly distribution on their respective common units. Furthermore, neither is required to make distributions to holders of its common units on a quarterly basis or otherwise, and both may elect to distribute less than all of their respective available cash.
Either or both of the Refining Partnership or the Nitrogen Fertilizer Partnership may not have sufficient available cash each quarter to enable the payment of distributions to common unitholders. The Refining Partnership and the Nitrogen Fertilizer Partnership are separate public companies, and available cash generated by one of them will not be used to make distributions to common unitholders of the other. Furthermore, their respective partnership agreements do not require either to pay distributions on a quarterly basis or otherwise. The board of directors of the general partner of either the Refining Partnership or the Nitrogen Fertilizer Partnership may at any time, for any reason, change its cash distribution policy or decide not to make any distribution. The amount of cash they will be able to distribute in respect of their common units principally depends on the amount of cash they generate from operations, which is directly dependent upon the margins each business generates. Please see "- Risks Related to CVR's Petroleum Business - The price volatility of crude oil and other feedstocks, refined products and utility services may have a material adverse effect on our profitability and our ability to pay distributions to unitholders" and "- Risks Related to CVR's Nitrogen Fertilizer Business - The nitrogen fertilizer business is, and nitrogen fertilizer prices are, cyclical and highly volatile, and the nitrogen fertilizer business has experienced substantial downturns in the past. Cycles in demand and pricing could potentially expose the nitrogen fertilizer business to significant fluctuations in its operating and financial results and have a material adverse effect on our results of operations, financial condition and cash flows."
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
Public investors own approximately 47% of the nitrogen fertilizer business through the Nitrogen Fertilizer Partnership and approximately 29% of the petroleum business through the Refining Partnership. Although CVR owns the majority of the common units and the general partner of both the Refining Partnership and the Nitrogen Fertilizer Partnership, the general partners owe a duty of good faith to public unitholders, which could cause them to manage their respective businesses differently than if there were no public unitholders.
Public investors own approximately 47% of the Nitrogen Fertilizer Partnership's common units and approximately 29% of the Refining Partnership's common units. CVR is not entitled to receive all of the cash generated by the nitrogen fertilizer business or the petroleum business or freely transfer money from the nitrogen fertilizer business to finance operations at the petroleum business or vice versa. Furthermore, although we continue to own the majority of the common units and the general partner of both the Refining Partnership and the Nitrogen Fertilizer Partnership, the general partners are subject to certain fiduciary duties, which may require the general partners to manage their respective businesses in a way that may differ from CVR's best interests.
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
Crack spreads, refining margins and crude oil prices may decline, possibly materially, at any time from year to year. For example, during 2011 and 2012, favorable crack spreads and access to a variety of price-advantaged crude oils resulted in higher Adjusted EBITDA and cash flow generation that was greater than usual. However, in 2013, crack spreads weakened and the crude oil pricing differential tightened, resulting in lower Adjusted EBITDA and cash flow generation as compared to prior years. CVR is significantly affected by developments in the markets in which the petroleum business operates. For example, Enbridge Inc.'s purchase of 50% of the Seaway crude oil pipeline and the reversal of the pipeline to make it flow from Cushing to the U.S. Gulf Coast and the Seaway capacity expansion project provides mid-continent producers with the ability to transport crude oil to Gulf Coast refiners in an economic manner. A significant deterioration in market conditions would have a material adverse effect on our Energy segment's earnings, results of operations and cash flows.
Volatile prices for natural gas and electricity also affect the petroleum business' manufacturing and operating costs. Natural gas and electricity prices have been, and will continue to be, affected by supply and demand for fuel and utility services in both local and regional markets.
If CVR is required to obtain its crude oil supply without the benefit of a crude oil supply agreement, its exposure to the risks associated with volatile crude oil prices may increase and our Energy segment's liquidity may be reduced.
Since December 31, 2009, the petroleum business has obtained substantially all of its crude oil supply for the Coffeyville refinery, other than the crude oil it gathers, through the Vitol Agreement. The Vitol Agreement was amended and restated on August 31, 2012 to include the provision of crude oil intermediation services to the Wynnewood refinery. The agreement, whose initial term expires on December 31, 2014, minimizes the amount of in-transit inventory and mitigates crude oil pricing risks by ensuring pricing takes place close to the time when the crude oil is refined and the yielded products are sold. If the petroleum business were required to obtain its crude oil supply without the benefit of a supply intermediation agreement, its exposure to crude oil pricing risks may increase, despite any hedging activity in which it may engage, and its liquidity would be negatively impacted due to increased inventory and the negative impact of market volatility. There is no assurance that the petroleum business will be able to renew or extend the Vitol Agreement beyond December 31, 2014.
Disruption of the petroleum business' ability to obtain an adequate supply of crude oil could reduce its liquidity and increase its costs.
In addition to the crude oil the petroleum business gathers locally in Kansas, Oklahoma, Missouri, and Nebraska, CVR also purchased additional crude oil to be refined into liquid fuels in 2013. In 2013, the Coffeyville refinery purchased an additional 65,000 to 70,000 bpd of crude oil while the Wynnewood refinery purchased approximately 60,000 to 65,000 bpd of crude oil. The Wynnewood refinery has historically acquired most of its crude oil from Texas and Oklahoma with smaller amounts purchased from other regions. The Coffeyville refinery obtained a portion of its non-gathered crude oil, approximately 26% in 2013, from foreign sources, and the Wynnewood refinery obtained approximately 8% of its non-gathered crude oil from foreign sources as well. The majority of these foreign sourced crude oil barrels were derived from Canada. The actual amount of foreign crude oil the petroleum business purchases is dependent on market conditions and will vary from year to year. The petroleum business is subject to the political, geographic, and economic risks attendant to doing business with foreign suppliers. Disruption of production in any of these regions for any reason could have a material impact on other regions and the petroleum business. In the event that one or more of its traditional suppliers becomes unavailable, the petroleum business may be unable to obtain an adequate supply of crude oil, or it may only be able to obtain crude oil at unfavorable prices. As a result, the petroleum business may experience a reduction in our Energy segment's liquidity and our results of operations could be materially adversely affected.
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
Pursuant to the Energy Independence and Security Act of 2007, the EPA has promulgated the Renewable Fuel Standard ("RFS"), which requires refiners to blend "renewable fuels," such as ethanol, into their petroleum fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. Under the RFS, the volume of renewable fuels refineries like Coffeyville and Wynnewood are obligated to blend into their finished petroleum products is adjusted annually. The petroleum business currently purchases RINs for some fuel categories on the open market, as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS. Existing laws or regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum products may increase. In the future, the petroleum business may be required to purchase additional RINs on the open market and waiver credits from the EPA in order to comply with the RFS. During 2013, the price of RINs was extremely volatile as the EPA’s proposed renewable fuel volume mandates approached the “blend wall.” The blend wall refers to limitations on adding increasing amounts of ethanol into the transportation fuel supply at volumes exceeding those achieved by the sale of nearly all gasoline as E10 (gasoline containing 10 percent ethanol by volume). The EPA has published the proposed volume mandates for 2014, which are generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 proposed mandate was published; however, RIN prices have remained volatile and have increased in 2014. The petroleum business cannot predict the future prices of RINs or waiver credits, but the costs to obtain the necessary number of RINs and waiver credits could be material. Additionally, because the petroleum business does not produce renewable fuels, increasing the volume of renewable fuels that must be blended into its products displaces an increasing volume of the refineries' product pool, potentially resulting in lower earnings and materially adversely affecting our Energy segment's petroleum business' cash flows.

If sufficient RINs are unavailable for purchase, if the petroleum business has to pay a significantly higher price for RINs or if the petroleum business is otherwise unable to meet the EPA's RFS mandates, our Energy segment's business, financial condition and results of operations could be materially adversely affected.
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
The U.S. Congress has adopted the Dodd-Frank Act, comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as the petroleum business, that participate in that market, and requires the Commodities Futures Trading Commission ("CFTC") to institute broad new position limits for futures and options traded on regulated exchanges. The Dodd-Frank Act requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. The Dodd-Frank Act and implementing rules and regulations may also require compliance with margin requirements and with clearing and trade-execution requirements in connection with derivative activities, though the application of those provisions to the petroleum business at this time is uncertain. The rulemaking process is still ongoing, and the petroleum business cannot predict the ultimate outcome of the rulemakings. New regulations in this area may result in increased costs and cash collateral requirements for derivative instruments the petroleum business may use to hedge and otherwise manage its financial risks related to volatility in oil and gas commodity prices.
If the petroleum business reduces its use of derivatives as a result of the Dodd-Frank Act and any new rules and regulations, its results of operations may become more volatile and its cash flows may be less predictable, which could adversely affect its ability to satisfy its debt obligations or plan for and fund capital expenditures. Increased volatility may make the petroleum business less attractive to certain types of investors. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices. If the Dodd-Frank Act and any new regulations result in lower commodity prices, the petroleum business’ revenues could be adversely affected. Any of these consequences could adversely affect the petroleum business’ financial condition and results of operations and therefore could have an adverse effect on its ability to satisfy its debt obligations.
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
The Coffeyville and Wynnewood refineries have been in operation for many years. Equipment, even if properly maintained, may require significant capital expenditures and expenses to keep it operating at optimum efficiency. For example, the petroleum business incurred approximately $89 million associated with the 2011/2012 turnaround completed at the Coffeyville refinery and incurred approximately $102 million associated with the turnaround for the Wynnewood refinery, which the petroleum business completed in December 2012. These costs do not result in increases in unit capacities, but rather are focused on trying to maintain safe, reliable operations. The first phase of the Coffeyville refinery’s next turnaround is scheduled to begin in late 2015, with the second phase scheduled to begin in early 2016. The next turnaround for the Wynnewood refinery is scheduled to begin in late 2016.
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
Conditions in the U.S. agricultural industry significantly impact the operating results of our Energy segment's nitrogen fertilizer business. The U.S. agricultural industry can be affected by a number of factors, including weather patterns and field conditions, current and projected grain inventories and prices, domestic and international population changes, demand for U.S. agricultural products and U.S. and foreign policies regarding trade in agricultural products.
In particular, the recently passed Agricultural Act of 2014 (the "2014 Farm Bill"), ends direct subsidies to agricultural producers for owning farmland, and funds a new crop insurance program in its place. As part of the conservation title of the 2014 Farm Bill, agricultural producers must meet a minimum standard of environmental protection in order to receive federal crop insurance on sensitive lands. The conservation title also includes language with the intent to discourage producers from converting native grasslands to farmland by limiting crop insurance subsidies for the first few years for newly converted lands.  These changes may have a negative impact on fertilizer sales and on our Energy segment's nitrogen fertilizer business’ results of operations, financial condition and cash flows.
State and federal governmental policies, including farm and biofuel subsidies and commodity support programs, as well as the prices of fertilizer products, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. Developments in crop technology, such as nitrogen fixation (the conversion of atmospheric nitrogen into compounds that plants can assimilate), could also reduce the use of chemical fertilizers and adversely affect the demand for nitrogen fertilizer. In addition, from time to time various state legislatures have considered limitations on the use and application of chemical fertilizers due to concerns about the impact of these products on the environment. Unfavorable state and federal governmental policies could negatively affect nitrogen fertilizer prices and therefore have a material adverse effect on our Energy segment's nitrogen fertilizer business' results of operations, financial condition and cash flows.
A major factor underlying the current high level of demand for nitrogen-based fertilizer products is the production of ethanol. A decrease in ethanol production, an increase in ethanol imports or a shift away from corn as a principal raw material used to produce ethanol could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
A major factor underlying the current high level of demand for nitrogen-based fertilizer products produced by the nitrogen fertilizer business is the production of ethanol in the United States and the use of corn in ethanol production. Ethanol production in the United States is highly dependent upon a myriad of federal statutes and regulations, and is made significantly more competitive by various federal and state incentives and mandated usage of renewable fuels pursuant to the RFS. The RFS required 16.55 billion gallons of renewable fuel usage in 2013, increasing to 36.0 billion gallons by 2022. To date, the RFS has been satisfied primarily with fuel ethanol blended into gasoline. However, a number of factors, including the continuing "food versus fuel" debate and studies showing that expanded ethanol usage may increase the level of greenhouse gases in the environment as well as be unsuitable for small engine use, have resulted in calls to reduce subsidies for ethanol, allow increased ethanol imports and to repeal or waive (in whole or in part) the current RFS, any of which could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. For example, in December 2013, a bipartisan bill was introduced in Congress to eliminate the ethanol mandate from the RFS. Therefore, ethanol incentive programs may not be renewed, or if renewed, they may be renewed on terms significantly less favorable to ethanol producers than current incentive programs.
In other action, the U.S. Court of Appeals for the District of Columbia upheld an EPA waiver allowing the sale of E15 (gasoline blends containing up to 15% ethanol) on later model year cars, but this issue may continue to be challenged through legislative action. In addition, the EPA has proposed a reduced corn-based ethanol volume for 2014 due to the concerns regarding the ethanol blend wall, the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). These actions could have a material adverse effect on ethanol production in the United States, which could have a material adverse effect on our Energy segment's nitrogen fertilizer business' results of operations, financial condition and cash flows.
Further, while most ethanol is currently produced from corn and other raw grains, such as milo or sorghum, the current RFS mandate requires a portion of the overall RFS mandate to come from advanced biofuels, including cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops (plants grown for use to make biofuels or directly exploited for their energy content) and biomass-based diesel. In addition, there is a continuing trend to encourage the use of products other than corn and raw grains for ethanol production. For example, the 2014 Farm Bill provides authorization for funding of advanced biofuels. If this trend is successful, the demand for corn may decrease significantly, which could reduce demand for nitrogen fertilizer products and have an adverse effect on our Energy segment's nitrogen fertilizer business' results of operations, financial condition and cash flows. This potential impact on the demand for nitrogen fertilizer products, however, could be slightly offset by the potential market for nitrogen fertilizer product usage in connection with the production of cellulosic biofuels.
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
The nitrogen fertilizer business may not be able to maintain an adequate supply of pet coke. In addition, it could experience production delays or cost increases if alternative sources of supply prove to be more expensive or difficult to obtain. The nitrogen fertilizer business currently purchases 100% of the pet coke the Coffeyville refinery produces. Accordingly, if the nitrogen fertilizer business increases production, it will be more dependent on pet coke purchases from third-party suppliers at open market prices. The nitrogen fertilizer business entered its pet coke supply agreement with HollyFrontier Corporation which became effective on March 1, 2012. The current term ends in December 2014, and may be renewed. There is no assurance that the nitrogen fertilizer business would be able to purchase pet coke on comparable terms from third parties or at all.
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
The nitrogen fertilizer business manufactures, processes, stores, handles, distributes and transports ammonia, which can be very volatile and extremely hazardous. Major accidents or releases involving ammonia could cause severe damage or injury to property, the environment and human health, as well as a possible disruption of supplies and markets. Such an event could result in civil lawsuits, fines, penalties and regulatory enforcement proceedings, all of which could lead to significant liabilities. Any damage to persons, equipment or property or other disruption of the ability of the nitrogen fertilizer business to produce or distribute its products could result in a significant decrease in operating revenues and significant additional cost to replace or repair and insure its assets, which could have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows. The nitrogen fertilizer facility periodically experiences minor releases of ammonia related to leaks from its equipment. It experienced more significant ammonia releases in August and September 2010 due to a heat exchanger leak and a UAN vessel rupture. Similar events may occur in the future and could have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows.
In addition, the nitrogen fertilizer business may incur significant losses or costs relating to the operation of railcars used for the purpose of carrying various products, including ammonia. Due to the dangerous and potentially toxic nature of the cargo, in particular ammonia, on board railcars, a railcar accident may result in fires, explosions and pollution. These circumstances may result in sudden, severe damage or injury to property, the environment and human health. In the event of pollution, the nitrogen fertilizer business may be held responsible even if it is not at fault and it complied with the laws and regulations in effect at the time of the accident. Litigation arising from accidents involving ammonia and other products the nitrogen fertilizer business produces or transports may result in the nitrogen fertilizer business or us being named as a defendant in lawsuits asserting claims for large amounts of damages, which could have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows.
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
Future environmental laws and regulations on the end-use and application of fertilizers could cause changes in demand for the nitrogen fertilizer business' products. In addition, future environmental laws and regulations, or new interpretations of existing laws or regulations, could limit the ability of the nitrogen fertilizer business to market and sell its products to end users. From time to time, various state legislatures have proposed bans or other limitations on fertilizer products. In addition, a number of states have adopted or proposed numeric nutrient water quality criteria that could result in decreased demand for fertilizer products in those states. For example, in March 2013, the EPA and the Florida Department of Environmental Protection (“FDEP”) entered into an agreement pursuant to which FDEP will move forward with rulemaking and legislation to set numeric nutrient criteria for Florida's waterways after the EPA, in November 2012, approved the state's numeric nutrient criteria to cover all lakes, rivers, streams and springs, as well as estuaries from Clearwater Harbor to Biscayne Bay. If such laws, rules, regulations or interpretations to significantly curb the end-use or application of fertilizers were promulgated in our marketing areas, it could result in decreased demand for our products and have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
If licensed technology were no longer available, the nitrogen fertilizer business may be adversely affected.
The nitrogen fertilizer business has licensed, and may in the future license, a combination of patent, trade secret and other intellectual property rights of third parties for use in its business. In particular, the gasification process it uses to convert pet coke to high purity hydrogen for subsequent conversion to ammonia is licensed from General Electric. The license, which is fully paid, grants the nitrogen fertilizer business perpetual rights to use the pet coke gasification process on specified terms and conditions and is integral to the operations of the nitrogen fertilizer facility. If this license or any other license agreements on which the nitrogen fertilizer business' operations rely, were to be terminated, licenses to alternative technology may not be available, or may only be available on terms that are not commercially reasonable or acceptable. In addition, any substitution of new technology for currently-licensed technology may require substantial changes to manufacturing processes or equipment and may have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
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
Our Metals segment's business operates in a highly competitive environment. Our Metals segment primarily provides products and services to industrial companies. Many other companies offer the same or similar products and services and compete with our metals business on a number of bases including, but not limited to: (i) price; (ii) quality of service; (iii) proximity to the consumer; (iv) proximity to sources of supply; (v) local or regional presence; (vi) technology; (vii) safety performance; and (viii) financial strength. Some of these competitors have greater financial resources or are larger and have more diverse businesses. In addition, we also face increased competition from steel mills that are vertically integrated into the scrap metal business. Some of our foreign competitors may be able to pursue business opportunities without regard for the laws and regulations with which we must comply, such as environmental regulations. These companies may have a lower cost structure and more operating flexibility and consequently they may be able to offer better prices and more services than we can. We cannot assure you that we will be able to compete successfully with these companies. In addition to larger companies, we compete with many smaller competitors operating locally in this highly fragmented market. Some of these smaller companies may have lower operating costs and may be able to compete more effectively on price.
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
PSC Metals' ability to process and fulfill orders and manage inventory depends on the efficient and uninterrupted operation of its facilities. Labor and other disruptions at PSC Metals’ facilities could adversely affect its ability to process and ship material. In addition, many of its products are transported to customers by third-party truck, rail carriers and barge services. As a result, PSC Metals relies on the timely and uninterrupted performance of third-party shipping companies. Any interruption in its operations or interruption or delay in transportation services could cause orders to be canceled, delivered late, or receipt of goods to be refused or result in higher transportation costs. As a result, PSC Metals' relationships with its customers and its revenues and results of operations and financial condition could be materially and adversely affected.
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

Railcar
The highly cyclical nature of the railcar industry may result in lower revenues during economic downturns or due to other factors.
The North American railcar market has been, and our Railcar segment expects it to continue to be, highly cyclical resulting in volatility in demand for its products and services. Downturns in economic conditions typically have an adverse effect on cyclical industries due to decreased demand for new and replacement products.
Sales of ARI's railcars and other products slowed in 2010 resulting in decreased production rates. New orders and shipments of railcars steadily increased in 2011, 2012 and 2013 driven by increased demand for shipment of certain commodities, replacement of older railcars and federal tax benefits from the delivery of railcars in 2011, 2012 and 2013. Though we have seen improvements in the railcar market in 2011, 2012 and 2013, these improvements may or may not continue.
Currently, ARI estimates that approximately 73% of its December 31, 2013 backlog will be shipped during 2014. As a result, ARI's failure to obtain new orders would materially adversely affect its business, financial condition and results of operations. Downturns in part or all of the railcar manufacturing industry may occur in the future, resulting in decreased demand for ARI's products and services. For example, a change in environmental regulations, competitive pricing, pipeline capacity and other factors could trigger a cyclical shift and could reduce demand for railcars in the energy transportation industry.
Further, a change in ARI's product mix due to cyclical shifts in demand could have an adverse effect on its profitability. ARI manufactures, leases and repairs a variety of railcars. The demand for specific types of these railcars varies from time to time. These shifts in demand could affect ARI's margins and could have an adverse effect on its profitability.
Our Railcar segment operates in a highly competitive industry and may be unable to compete successfully, which could materially adversely affect its Railcar operations.
Our Railcar segment faces intense competition in all geographic markets and in each area of its operations. Our Railcar segment's manufacturing operations have five primary competitors. Any of these competitors may, from time to time, have greater resources than the Railcar segment does. Our Railcar segment's current competitors may increase their participation in, or new competitors may enter into, the railcar markets in which we compete. Strong competition within the industry has led to pricing pressures and could limit our Railcar segment's ability to maintain or increase prices or obtain better margins on its railcars. If our Railcar segment produces any type of railcars other than what it currently produces, it will be competing with other manufacturers that may have more experience with that railcar type.
Our Railcar segment also has intense competition in its railcar leasing operations from railcar manufacturers, leasing companies, banks and other financial institutions. Some of this competition includes certain of its significant customers. Some of our Railcar segment's manufacturing competitors also produce railcars for use in their own railcar leasing fleets, competing directly with its leasing operations and with leasing companies.
New competitors, or alliances among existing competitors, may emerge in the railcar components industry and rapidly gain market share. Our Railcar segment competes with numerous companies in its railcar repair services and railcar fleet management businesses, ranging from companies with greater resources than it has to smaller companies.
Technological innovation by any of our Railcar segment's existing competitors, or new competitors entering any of the markets in which it does business, could put it at a competitive disadvantage and could cause it to lose market share. Increased competition for the sales of our Railcar segment's railcars, its leasing operations, its fleet management and repair services and its railcar components could result in price reductions, reduced margins and loss of market share, which could materially adversely affect our Railcar segment's operations.
Our Railcar segment has significant amount of indebtedness, which could adversely affect its business, financial condition and results of operations.
Our Railcar segment is significantly leveraged. As of December 31, 2013, our Railcar segment had approximately $1.4 billion in indebtedness, consisting of borrowings under certain credit facilities, term loans and bond securitizations. Our Railcar segment’s significant indebtedness could materially impact its operations, and could place us at a competitive disadvantage compared to our less leveraged competitors. It may be difficult for our Railcar operations to satisfy its repayment and other obligations with respect to such indebtedness, and it may not be able to refinance its existing indebtedness as it matures. Significant indebtedness may also increase our Railcar segment’s vulnerability to adverse general economic, industry or competitive developments or conditions and limit its flexibility in planning for, or reacting to, changes in its business and the industry in which it operates. Our Railcar segment may be limited in its ability to raise additional capital or obtain additional financing to fund its operations, capital expenditures or other growth initiatives, and other general corporate requirements and may be required to dedicate a significant portion of our cash flow from operations to interest and principal payments on its indebtedness. Our Railcar segment is also exposed to the risk of increased interest rates as certain of its borrowings are subject to variable rates of interest. As a consequence of our Railcar segment’s level of indebtedness, a significant portion of its cash flow from operations may be dedicated to debt service requirements. In addition, the terms of our Railcar segment’s various credit agreements may contain certain covenants, which if it fails to comply, may trigger an event of default, whereby the lender could accelerate the repayment of such debt. We cannot assure you that our Railcar segment would be able to renegotiate, refinance, restructure or otherwise obtain the necessary funds to satisfy its indebtedness.
Changes in the credit markets and the financial services industry could adversely affect our Railcar segment’s business, financial condition and results of operations.
The credit markets and the financial services industry continue to experience volatility which may result in tighter availability of credit on more restrictive terms. This could adversely affect our Railcar segment’s liquidity and financial condition if its ability to borrow money to finance operations, obtain credit from trade creditors, offer leasing products to its customers or sell railcar assets to other lessors were to be impaired. In addition, our Railcar segment could also be adversely affected by its customers’ ability to purchase or pay for products from it or its suppliers’ ability to provide it with product, either of which could negatively affect our Railcar segment’s operations.

A significant increase in the number of tank railcars requiring compliance-based maintenance could negatively impact operations and substantially increase costs.
Our Railcar segment performs a variety of maintenance programs on its full-service tank railcars based upon their service time that are mandated by government regulations and industry rules. New government regulations or industry rules are enacted from time to time, which may affect the number and type of procedures required to be performed. These compliance programs are cyclical in nature and as a result, our Railcar segment can face significant increases in the volume of tank railcars requiring extensive maintenance in any given year. A significant increase in the number of tank railcars requiring maintenance may negatively impact our Railcar segment’s operations and substantially increase maintenance and other related costs.
Our Railcar segment depends upon a small number of customers that represents a large percentage of its revenues. The loss of any single significant customer, a reduction in sales to any such significant customer or any such significant customer's inability to pay in a timely manner could materially adversely affect our Railcar operations.
Railcars are typically sold pursuant to large, periodic orders and therefore, a limited number of customers typically represent a significant percentage of railcar sales in any given year. Our Railcar segment had one external customer that accounted for approximately 26%, 45% and 26% of its total net sales and other revenues from operations in 2013, 2012 and 2011, respectively. The loss of any significant portion of its sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of its major customers could materially adversely affect our

Railcar operations. If one of our Railcar segment's significant customers was unable to pay due to financial conditions, it could materially adversely affect our Railcar operations.
The cost of raw materials and components that our Railcar segment uses to manufacture railcars, particularly steel, are subject to escalation and surcharges and could increase. Any increase in these costs or delivery delays of these raw materials could materially adversely affect our Railcar operations.
The cost of raw materials, including steel, and components, including scrap metal, used in the production of railcars, represents more than half of our Railcar segment's direct manufacturing costs per railcar. Our Railcar segment generally includes provisions in its railcar manufacturing orders that allow them to adjust prices as a result of increases and decreases in the cost of most raw materials and components on a dollar for dollar basis. The number of customers to which our Railcar segment is not able to pass on price increases may increase in the future, and any such increase could adversely affect the operating margins and cash flows of our Railcar operations. Any fluctuations in the price or availability of steel, or any other material or component used in the production of our Railcar segment's railcars, could materially adversely affect our Railcar operations. Such price increases could reduce demand for our Railcar segment's railcars. If our Railcar segment is not able to pass on price increases to its customers, it may lose railcar orders or enter into contracts with less favorable contract terms, any of which could materially adversely affect our Railcar operations. Deliveries of our Railcar segment's raw materials and components may also fluctuate depending on various factors including supply and demand for the raw material or component, or governmental regulation relating to the raw material or component, including regulation relating to importation.
Fluctuations in the supply of components and raw materials our Railcar segment uses in manufacturing railcars, which are often only available from a limited number of suppliers, could cause production delays or reductions in the number of railcars it manufactures, which could materially adversely affect our Railcar operations.
Our Railcar segment's manufacturing operations depend on the adequate supply of numerous railcar components, such as railcar wheels, axles, brakes, bearings, yokes, sideframes, bolsters and other heavy castings and raw materials, such as steel. Some of these components and raw materials are only available from a limited number of domestic suppliers. Strong demand can cause industry-wide shortages of many critical components and raw materials as reliable suppliers could reach capacity production levels. Supply constraints in our Railcar segment's industry are exacerbated because, although multiple suppliers may produce certain components, railcar manufacturing regulations and the physical capabilities of manufacturing facilities restrict the types and sizes of components and raw materials that manufacturers may use.
U.S., Canadian and railroad industry regulatory authorities are currently considering various proposals concerning tank railcar manufacturing standards. Our Railcar segment is unable to predict what regulatory changes may be made in this regard, if any, or the time period during which any such regulatory changes may become effective. However, if new regulations are adopted, they could materially impact the tank railcar manufacturing process industry-wide, which could negatively affect the potential availability of certain critical components and raw materials including, in particular, steel. If our Railcar segment is unable to source critical components and raw materials like steel in a timely manner and at reasonable cost, our Railcar segment may be unable to manufacture railcars that comply with any new regulations and/or to take advantage of any increase in demand for its products and services as a result of any such new regulations, and our Railcar operations could be materially adversely affected.
In addition, our Railcar segment does not carry significant inventories of certain components and procures most components on an as needed basis. In the event that our Railcar segment's suppliers were to stop or reduce the production of railcar components and raw materials that it uses, or refuse to do business with our Railcar segment for any reason, our Railcar operations would be disrupted. Our Railcar segment's inability to obtain components and raw materials in required quantities or of acceptable quality could result in significant delays or reductions in railcar shipments and could materially adversely affect our Railcar operations.
Train derailments could subject us to legal claims and/or result in regulatory changes that may adversely impact our Railcar segment's business, financial condition and results of operations.
Our Railcar segment manufactures railcars for its customers to transport a variety of commodities, including tank railcars that transport hazardous materials such as crude oil and other petroleum products. Our Railcar segment could be subject to various legal claims, including claims for negligence, personal injury, physical damage and product liability, as well as potential penalties and liability under environmental laws and regulations, in the event of a derailment or other accident. If our Railcar segment becomes subject to any such claims and is unable successfully to resolve them, our Railcar segment's operations could be materially adversely affected.
Recent derailments in North America of trains transporting crude oil have caused various regulatory agencies and industry organizations, as well as community governments, to focus attention on transportation by rail of flammable materials. For example, in September 2013, the Pipeline and Hazardous Materials Safety Administration (PHMSA), a division of the U.S.

Department of Transportation, published an Advance Notice of Proposed Rulemaking seeking interested party comments on potential regulatory initiatives pertaining to the transportation of flammable materials by rail. Our Railcar segment is unable to predict what regulatory changes may be made in this regard, if any, or the time period during which any such regulatory changes may become effective. Any final rule may or may not materially impact the rail industry as a whole; railroad operations; older and newer tank railcars that meet or exceed currently mandated FRA standards; future tank railcar specifications; and the capability of the nation’s railcar manufacturing, repair and maintenance infrastructure to implement mandated retrofit configurations or new construction. While certain regulatory changes could result in increased demand for refurbishment and/or new tank railcar manufacturing activity, if our Railcar segment is unable to adapt our business to changing regulations, and/or take advantage of any increase in demand for our products and services, our Railcar segment's operations could be materially adversely affected. Our Railcar segment cannot assure that costs incurred to comply with any new standards and regulations, including any emerging from PHMSA’s rulemaking process, will not be material to our Railcar segment's operations.
Our failure to comply with regulations imposed by federal and foreign agencies could materially adversely affect our business, financial condition, results of operations and ability to access capital.
The railcar industry is subject to extensive regulation by governmental, regulatory and industry authorities and by federal and foreign agencies. These organizations establish rules and regulations for the railcar industry, including construction specifications and standards for the design and manufacture of railcars; mechanical, maintenance and related standards; and railroad safety. New regulatory rulings and regulations from these entities may impact our Railcar operations and ability to access capital. If our Railcar segment fails to comply with the requirements and regulations of these agencies that impact our Railcar manufacturing operations, other processes and reporting requirements, our Railcar segment may face sanctions and penalties that could materially adversely affect our Railcar operations and ability to access capital.
Uncertainty surrounding acceptance of our Railcar segment's new railcar offerings by its customers, and costs associated with those new offerings could materially adversely affect our Railcar operations.
Our Railcar segment's strategy depends in part on its continued development and sale of new railcar designs to expand or maintain its market share in its current railcar markets and new railcar markets. Any new or modified railcar design that our Railcar segment develops may not gain widespread acceptance in the marketplace and any such products may not be able to compete successfully with existing railcar designs or new railcar designs that may be introduced by its competitors. Furthermore, our Railcar segment may experience significant initial costs of production of new railcar products related to training, labor and operating inefficiencies. To the extent that the total costs of production significantly exceed its anticipated costs of production, our Railcar segment may incur a loss on its sale of new railcar products.
Equipment failures, delays in deliveries or extensive damage to our Railcar segment's facilities, particularly its railcar manufacturing complexes in Paragould or Marmaduke, Arkansas, could lead to production or service curtailments or shutdowns.
An interruption in manufacturing capabilities at our Railcar segment's complexes in Paragould or Marmaduke, Arkansas or at any of its component manufacturing facilities, whether as a result of equipment failure or any other reason, could reduce, prevent or delay production of its railcars or railcar and industrial components, which could alter the scheduled delivery dates to its customers and affect its production schedule. This could result in the termination of orders, the loss of future sales and a negative impact to our Railcar segment's reputation with its customers and in the railcar industry, all of which could materially adversely affect our Railcar operations.
All of our Railcar segment's facilities are subject to the risk of catastrophic loss due to unanticipated events, such as fires, earthquakes, explosions, floods, tornadoes or weather conditions. If there is a natural disaster or other serious disruption at any of our Railcar segment's facilities, it may experience plant shutdowns or periods of reduced production as a result of equipment failures, loss of power, delays in equipment deliveries, or extensive damage to any of its facilities, which could materially adversely affect our Railcar operations.
Our Railcar segment’s assets may become obsolete.
In addition to changes in laws, rules and regulations that may make assets obsolete, our Railcar segment’s operations may be adversely impacted by changes in the preferred method used by their customers to ship their products, changes in demand for particular products, or by a shift by customers toward purchasing assets rather than leasing them from our Railcar segment. The industries in which our Railcar segment’s customers operate are driven by dynamic market forces and trends, which are in turn influenced by economic and political factors in the United States and abroad. Demand for our Railcar segment’s railcars may be significantly affected by changes in the markets in which their customers operate. A significant reduction in customer demand for transportation or manufacture of a particular product or change in the preferred method of transportation used by customers to ship their products could result in the economic obsolescence of our Railcar segment’s assets, including those leased by their customers.
Our Railcar segment may incur future asset impairment charges.
Our Railcar operations regularly review long-lived asset investments for impairment, including when events or changes in circumstances indicate the carrying value of an asset or investment may not be recoverable. Our Railcar segment may be required to recognize asset impairment charges in the future as a result of a weak economic environment, challenging market conditions, events related to particular customers or asset types, or as a result of asset or portfolio sale decisions by management or other factors that affect our Railcar segment’s estimates of expected cash flows to be generated from its long-lived assets.
Our Railcar segment's investment in expanding its lease fleet may use significant amounts of cash, which may require it to secure additional capital and it may be unable to secure capital on favorable terms or to arrange capital on favorable terms, or at all.
Our Railcar segment will utilize existing cash and cash generated through its lease fleet financing to manufacture railcars it leases to customers, while cash from lease revenues will be received over the term of the lease or leases relating to those railcars. Depending upon the number of railcars that our Railcar segment leases and the amount of cash used in its other operations, its cash balances and its availability under its lease fleet financing could be depleted, requiring it to seek additional capital. Our Railcar segment's inability to secure additional capital, on commercially reasonable terms, or at all may limit its ability to support operations, maintain or expand its existing business, or take advantage of new business opportunities. Our Railcar segment could also experience defaults on leases that could further constrain cash.
Our Railcar segment may be unable to re-market railcars from expiring leases on favorable terms, which could adversely affect its business, financial condition and results of operations.
The failure to enter into commercially favorable railcar leases, re-lease or sell railcars upon lease expiration and successfully manage existing leases could materially adversely affect our Railcar segment's business, financial condition and results of operations. Our Railcar segment's ability to re-lease, sell, or lease railcars profitably is dependent upon several factors, including the cost of and demand for leases or ownership of newer or specific use models, and the availability in the market of other used or new railcars.
A downturn in the industries in which our Railcar segment's lessees operate and decreased demand for railcars could also increase its exposure to re-marketing risk because lessees may demand shorter lease terms or newer railcars, requiring it to re-market leased railcars more frequently. Furthermore, the resale market for previously leased railcars has a limited number of potential buyers. Our Railcar segment's inability to re-lease, sell, or lease leased railcars on favorable terms could result in lower lease rates, lower lease utilization percentages and reduced revenues.
The variable purchase patterns of railcar customers and the timing of completion, customer acceptance and shipment of orders may cause its revenues and income from operations to vary substantially each quarter, which could result in significant fluctuations in our Railcar segment quarterly and annual results.
Railcar sales comprised approximately 55%, 67%, and 67% of our Railcar segment's total net sales and other revenues from operations in 2013, 2012, and 2011, respectively. Our railcar segment's results of operations in any particular quarterly period may be significantly affected by the number and type of railcars manufactured and shipped in that period, which is impacted by customer needs that vary greatly year to year, as discussed above. The customer acceptance and title transfer or customer acceptance and shipment of our Railcar segment's railcars determine when it records the revenues associated with its railcar sales or leases. Given this, the timing of customer acceptance and title transfer or customer acceptance and shipment of railcars could cause fluctuations in our Railcar segment's quarterly and annual results. The railroads could potentially go on strike or have other service interruptions, which could ultimately create a bottleneck and potentially cause our Railcar segment to slow down or halt its shipment and production schedules, which could materially adversely affect our Railcar operations.
As a result of these fluctuations, we believe that comparisons of our Railcar segment's revenues and operating results between quarterly periods within the same year and between quarterly periods within different years may not be meaningful and, as such, these comparisons should not be relied upon as indicators of ARI's future performance.
Some of our Railcar segment's railcar services and component manufacturing employees belong to labor unions and strikes or work stoppages by them or unions formed by some or all of its other employees in the future could adversely affect our Railcar operations.
As of December 31, 2013, the employees at ARI's sites covered by collective bargaining agreements, in the aggregate, represented approximately 13% of ARI's total workforce. Disputes with regard to the terms of these agreements or ARI's potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot guarantee that ARI's relations with its union workforce will remain positive nor can we guarantee that union organizers will not be successful in future attempts to organize ARI's railcar manufacturing employees or employees at some of its other facilities. If ARI's workers were to engage in a strike, work stoppage or other slowdown, other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, ARI could experience a significant disruption of its operations and higher ongoing labor costs. In addition, ARI could face higher labor costs in the future as a result of severance or other charges associated with layoffs, shutdowns or reductions in the size and scope of its operations.
If our Railcar segment is unable to protect its intellectual property and prevent its improper use by third parties, its ability to compete in the market may be harmed.
Various patent, copyright, trade secret and trademark laws afford only limited protection and may not prevent our Railcar segment's competitors from duplicating its products or gaining access to its proprietary information and technology. These means also may not permit ARI to gain or maintain a competitive advantage. If our Railcar segment expands internationally, it becomes subject to the risk that foreign intellectual property laws will not protect its intellectual property rights to the same extent as intellectual property laws in the U.S.
Any of our Railcar segment's patents may be challenged, invalidated, circumvented or rendered unenforceable. Our Railcar segment cannot guarantee that it will be successful should one or more of its patents be challenged for any reason. If our Railcar segment's patent claims are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded its products could be impaired, which could significantly impede its ability to market its products, negatively affect its competitive position and materially adversely affect our Railcar operations.
Our Railcar segment's pending or future patent applications may not result in an issued patent and, if patents are issued to our Railcar segment, such patents may not provide meaningful protection against competitors or against competitive technologies. The U.S. Federal courts may invalidate our Railcar segment's patents or find them unenforceable. Competitors may also be able to design around our Railcar segment's patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. If these developments were to occur, it could have an adverse effect on our Railcar segment's sales. If our Railcar segment's intellectual property rights are not adequately protected, it may not be able to commercialize it technologies, products or services and its competitors could commercialize its technologies, which could result in a decrease in our Railcar segment's sales and market share and could materially adversely affect our Railcar operations.
Our Railcar segment's products could infringe the intellectual property rights of others, which may lead to litigation that itself could be costly, result in the payment of substantial damages or royalties, and prevent it from using technology that is essential to its products.
Our Railcar segment cannot guarantee you that its products, manufacturing processes or other methods do not infringe the patents or other intellectual property rights of third parties. Infringement and other intellectual property claims and proceedings brought against our Railcar segment, whether successful or not, could result in substantial costs and harm its reputation. Such claims and proceedings can also distract and divert our Railcar segment's management and key personnel from other tasks important to the success of our Railcar segment's business.
In the event of an adverse determination in an intellectual property suit or proceeding, or our Railcar segment's failure to license essential technology, its sales could be harmed and its costs could increase, which could materially adversely affect our Railcar operations.
Our Railcar segment could be unable to procure adequate insurance on a cost-effective basis in the future.
Our Railcar segment manages its exposure to risk, in part, by insuring its assets and their associated risks. There is no guarantee that such insurance will be consistently available on a cost-effective basis in the future. If the cost of insurance coverage becomes prohibitively expensive, our Railcar segment could be forced to reduce the amount of coverage and increase the amount of its self-insured risk retention.
Our Railcar segment may be subject to various types of litigation in the future.
The nature of Railcar segment’s operations and assets expose it to the potential for claims and litigation related to personal injury and property damage, environmental claims and various other matters. Certain of our Railcar segment’s railcars may be used by customers to transport hazardous materials, and a rupture of a railcar carrying such materials in an accident could lead to litigation and subject our Railcar segment to the potential for significant liability. Our Railcar segment’s failure to maintain railcars in compliance with governmental regulations and industry rules could expose it to personal injury, property damage and environmental claims. A substantial adverse judgment against our Railcar operations could have a material adverse effect on our Railcar segment’s financial position, results of operations and cash flows.

Gaming
Tropicana is pursuing, and may in the future pursue, expansion and acquisition opportunities and other strategic transactions that involve inherent risks, any of which may cause it to not realize anticipated benefits.
Our Gaming segment’s business strategy includes the consideration of expansion opportunities in new gaming jurisdictions and underserved markets and acquisition opportunities and other strategic transactions that may arise periodically. For example, in August 2013, Tropicana entered into an agreement to purchase Lumiére for $260 million in cash, subject to adjustments, as discussed elsewhere in this Report. Tropicana may not be able to successfully identify suitable acquisition or other strategic opportunities or complete any particular acquisition, combination, joint venture or other strategic transaction on acceptable terms. Tropicana’s identification of suitable acquisition candidates and other strategic opportunities involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities including their effects on our business, diversion of its management’s attention and risks associated with unanticipated problems or unforeseen liabilities. If Tropicana is successful in pursuing acquisitions or other strategic opportunities, it may be required to expend significant funds, incur additional debt, or issue additional securities, which may materially and adversely affect our results of Gaming operations. If Tropicana spends significant funds or incur additional debt, its ability to obtain financing for working capital or other purposes could decline and it may be more vulnerable to economic downturns and competitive pressures. In addition, Tropicana cannot guarantee that it will be able to finance additional acquisitions or other strategic opportunities, or that it will realize any anticipated benefits from acquisitions or other strategic opportunities. Should Tropicana successfully acquire another business, the process of integrating acquired operations into its existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. In addition, Tropicana may not be effective in retaining key employees or customers of the combined businesses. Tropicana may face integration issues pertaining to the internal controls and operations functions of the acquired companies and we may not realize cost efficiencies or synergies that it anticipated when selecting its acquisition candidates. Tropicana’s failure to identify suitable acquisition or other strategic opportunities may restrict its ability to grow its business.
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
In recent years, competition in existing markets has intensified. For example, competition with the Atlantic City market has increased with Pennsylvania and Delaware commencing live table game operations in 2010; the opening of a new casino in a Philadelphia suburb in 2012 and the re-bidding of the second Philadelphia Category 2 license; three casinos currently operating in Maryland with plans for additional casinos to open in mid-2014 and mid-2016, and the addition of table games; two VLT casinos operating in the New York metropolitan area with up to an additional seven commercial gaming facilities and two additional VLT facilities planned for the eastern parts of New York in the coming years and a new competitor in Atlantic City that commenced operations in Spring 2012. In September 2012, competition in our Baton Rouge market increased with the opening of a new casino. In addition, Tropicana's competitors have invested in expanding their existing facilities and developing new facilities. Tropicana's properties, on the other hand, historically have had more limited resources for capital expenditures and other improvements than many of its competitors. Tropicana's ability to invest in its properties going forward may continue to be constrained due to market conditions, and it may not be able to compete effectively with casinos that have been modernized or recently expanded.

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
Tropicana expects that competition from internet gaming will continue to grow and intensify.
Tropicana expects that it will face increased competition from internet gaming as the potential for legalized internet gaming continues to grow. There are current proposals to legalize internet gaming under federal law. Additionally, several states are currently considering legislation that would legalize internet gaming at the state level. As a result of the U.S. Department of Justice's December 2011 opinion concerning the applicability of the Wire Act to internet gaming, certain states including Nevada, Delaware and New Jersey have moved forward with legislation to authorize various forms of intrastate internet gaming. Notably, in February 2013 Nevada amended its internet gaming law to permit Nevada licensed internet providers to commence internet poker and to allow the state to enter into agreements with other states to create multi-state poker wagering, and in November 2013 New Jersey commenced intrastate internet gaming through Atlantic City casinos. The New Jersey law provides that licensed Atlantic City casinos including Tropicana AC may offer internet gambling games subject to regulations to be adopted by the New Jersey Division of Gaming Enforcement. The law provides for a 15% tax on internet gaming gross revenues and permits New Jersey to enter into agreements with other states to engage in multi-state internet wagering pools. The law has a ten year sunset provision. A number of New Jersey casinos including Tropicana AC participate in intrastate Internet gaming. Tropicana’s ability to compete in a marketplace containing multiple virtual casino platforms will depend on its ability to effectively market its internet gaming products to its customers in face of stiff competition as well as the availability of internet gaming in jurisdictions in which it operates casinos. Furthermore, competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from our properties and thus adversely affect our business. Such internet wagering services are likely to expand in future years and become more accessible to domestic gamblers as a result of recently announced U.S. Department of Justice positions related to the application of federal laws to intrastate internet gaming and initiatives in some states to consider legislation to legalize intrastate internet wagering.
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
If Tropicana decides to proceed with the development of Tropicana Aruba, it could encounter problems during development, construction, renovation and refurbishment that could increase the construction costs or delay the opening of Tropicana Aruba. In addition, Tropicana may not be able to complete development of or operate Tropicana Aruba if it does not obtain all necessary permits, licenses and approvals.
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

In addition, certain permits, licenses and approvals necessary for the development, construction and operation of Tropicana Aruba have not yet been obtained. The scope of the approvals required for a project of this nature is extensive. Unexpected changes or concessions required by Aruban regulatory authorities could involve significant additional costs and result in delay in the scheduled opening of Tropicana Aruba. Tropicana may not receive the necessary licenses and approvals or obtain them within our anticipated time frame.
Our Gaming operations could be materially adversely affected by the occurrence of accidents, natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism.
Natural disasters, such as hurricanes, floods, fires and earthquakes, could adversely affect our Gaming operations. Hurricanes are common to the areas in which Tropicana's Louisiana and Mississippi properties are located and the severity of such natural disasters is unpredictable. In October 2012, Hurricane Sandy resulted in the mandatory closure of Tropicana AC for approximately five days. Although the property did not incur any significant property damage, the severity of the property damage to a large portion of the Atlantic City feeder markets including New Jersey, New York and Pennsylvania resulted in a long term business interruption that continued into 2013 and materially affected operating results. Likewise, in August 2011, Hurricane Irene and mandatory governmental evacuation orders for Atlantic City caused an approximately three-day closure of Tropicana AC, adversely affecting our Gaming operations. In May 2011, both of Tropicana's properties in Greenville, Mississippi, Lighthouse Point and Jubilee were closed for approximately 29 days as a result of Mississippi River flooding causing substantial damage at its Lighthouse Point property and adversely affected our Gaming segment's operating results at its Greenville facilities. Likewise, in August 2012, Tropicana's property in Louisiana was forced to temporarily close for approximately 2 days as a result of Hurricane Isaac. We cannot predict the impact that any future natural disasters will have on Tropicana's ability to maintain its customer base or to sustain its business activities.
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
All of Tropicana's facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as result of casualty, forces of nature, mechanical failure or extended or extraordinary maintenance, among other causes. In addition, Tropicana's gaming operations, particularly those conducted on riverboats or at dockside facilities, could be damaged or halted due to extreme weather conditions. In October 2012 Hurricane Sandy resulted in the mandatory closure of Tropicana AC for approximately five days. Although the property did not incur any significant property damage, the severity of the property damage to a large portion of the Atlantic City feeder markets including New Jersey, New York and Pennsylvania has resulted in long term business interruption that continued into 2013 and materially affected operating results. Likewise, in August 2011 Hurricane Irene and mandatory governmental evacuation orders for Atlantic City caused an approximately three-day closure of Tropicana AC, adversely affecting our Gaming operations. In May 2011 both of Tropicana's properties in Greenville, Mississippi, Lighthouse Point and Jubilee were closed for approximately 29 days as a result of Mississippi River flooding causing substantial damage at its Lighthouse Point property and adversely affected our Gaming segment's operating results at its Greenville facilities. Likewise, in August 2012 Tropicana's property in Louisiana was forced to temporarily close for approximately 2 days as a result of Hurricane Isaac. Each of Tropicana's riverboats must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a Certificate of Inspection for stabilization and flotation, and may also be subject to local zoning codes. The U.S. Coast Guard requirements establish standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Inspection or American Bureau of Shipping approval would preclude its use as a casino.
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
Circumstances may arise whereby Tropicana may become overleveraged, which could have significant negative consequences.
As of December 31, 2013, Tropicana had total indebtedness of approximately $299 million, which consists primarily of its New Term Loan Facility. Circumstances may arise that could cause it to become overleveraged, which could have significant negative consequences, including:

•	Tropicana may be more vulnerable to a downturn in the markets in which we operate or a downturn in the economy in general;

•
Tropicana may be required to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would limit our ability to use cash flows to fund working capital, capital expenditures, and other general corporate requirements;

•	Tropicana may be limited in our flexibility to plan for, or react to, changes in our businesses and the industry in which we operate or entry of new competitors into our markets;

•	Tropicana may be placed at a competitive disadvantage compared to our competitors that have less debt;

•	Tropicana may be limited in borrowing additional funds; and

•	Tropicana may have difficulties in satisfying our obligations under our current indebtedness, including the New Term Loan Facility.
A significant portion of Tropicana's indebtedness is subject to floating interest rates, which may expose it to higher interest payments.
A substantial portion of Tropicana's indebtedness is subject to floating interest rates, which makes it more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates, or a downturn in its business. As of December 31, 2013, approximately $299 million of its indebtedness, which represents the outstanding balance under its New Term Loan Facility, was subject to floating interest rates. Tropicana currently has no hedging arrangements in place to mitigate the impact of higher interest rates.
Tropicana's indebtedness could adversely affect its business, financial condition and results of operations and prevent it from fulfilling its obligations under the terms of its indebtedness.
Tropicana's indebtedness could adversely affect its business, financial condition and results of operations and prevent it from fulfilling its obligations under the terms of its indebtedness. The terms of the New Term Loan Facility require it to comply with a senior secured net leverage ratio. The New Term Loan Facility contains mandatory prepayment provisions from proceeds received by it and its subsidiaries as a result of asset sales, the incurrence of indebtedness and issuance of equity, casualty events and excess cash flow (subject in each case to certain exceptions). In addition, other covenants in the New Term Loan Facility may restrict its flexibility. Such covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions. Failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on our Gaming segment's operations. Additionally, there may be factors beyond its control that could affect its ability to meet debt service requirements. Tropicana's ability to meet debt service requirements will depend on its future performance and its ability to sustain sales conditions in the markets in which it operates, the economy generally, and other factors that are beyond its control. Tropicana may need to refinance all or a portion of its indebtedness on or before maturity. We cannot assure that Tropicana's businesses will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. We cannot assure you that Tropicana will be able to refinance any of its indebtedness on commercially reasonable terms or at all. If Tropicana is unable to make scheduled debt payments or comply with the other provisions of its debt instruments, its lenders will be permitted under certain circumstances to accelerate the maturity of the indebtedness owing to them and exercise other remedies provided for in those instruments and under applicable law.
The bankruptcy filing has had a negative impact on Tropicana AC and the Predecessors' image, which may negatively impact Tropicana's business going forward.
As a result of certain Chapter 11 cases, the Predecessors and Tropicana AC were the subject of negative publicity which has had an impact on the image of their assets. This negative publicity may have an effect on the terms under which some customers and suppliers are willing to do business with Tropicana and could materially adversely affect our Gaming operations.
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
We cannot assure that Tropicana will operate profitably or that Tropicana will have adequate working capital to meet its obligations as they become due. Additionally, there can be no assurance that Tropicana's business strategy will be successful, that it will successfully address the risks that face its business or that Tropicana will be able to access capital markets if the need arises. In the event that Tropicana does not successfully address these risks, our Gaming segment could be materially and adversely affected.

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
Government regulations and legal challenges may delay the start or completion of our Real Estate segment's development activities, increase its expenses or limit its home building activities, which could have a negative impact on our Real Estate operations.
The approval of numerous governmental authorities must be obtained in connection with our Real Estate segment's development activities, and these governmental authorities often have broad discretion in exercising their approval authority. Our Real Estate segment incurs substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause our Real Estate segment to incur substantial additional costs, or in some cases cause it to determine that the property is not feasible for development. Various local, state and federal statutes, ordinances, rules and regulations concerning building, zoning, sales and similar matters apply to and/or affect the housing industry.

Governmental regulation affects construction activities as well as sales activities, mortgage lending activities and other dealings with home buyers. The industry also has experienced an increase in state and local legislation and regulations that limit the availability or use of land. Municipalities may also restrict or place moratoriums on the availability of utilities, such as water and sewer taps. In some areas, municipalities may enact growth control initiatives, which will restrict the number of building permits available in a given year. In addition, our Real Estate segment may be required to apply for additional approvals or modify its existing approvals because of changes in local circumstances or applicable law. If municipalities in which our Real Estate segment operates take actions like these, it could have an adverse effect on Real Estate operations by causing delays, increasing their costs or limiting their ability to operate in those municipalities. Further, our Real Estate segment may experience delays and increased expenses as a result of legal challenges to our proposed communities, whether brought by governmental authorities or private parties.

Home Fashion
WPH has had a history of sales declines, net losses and negative cash flow from operations. In 2011 WPH generated positive cash flows from operations for the first time and continued to generate positive cash flows from operations in 2012 and 2013. However, WPH can provide no assurance that it will ever generate income or continue to provide positive cash flows from operations.
WPH has had a history of significant net losses. In addition, our Home Fashion segment has not generated positive cash flows from its operations until 2011. For 2013, 2012 and 2011, our Home Fashion segment generated positive cash flow from operations of $5 million, $5 million and $21 million, respectively, primarily due to changes in working capital. In addition, the sale of a joint venture contributed to the positive cash flows from operations during 2013.
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
During 2013, WPH had five customers that accounted for approximately 66% of its net sales. The loss of any of WPH's largest accounts, or a material portion of sales to those accounts, could have an adverse effect upon WPH's business, which could be material.

A substantial portion of WPH's sales are derived from licensed designer brands. The loss of a significant license could have an adverse effect on its business.
A substantial portion of WPH's sales is derived from licensed designer brands. Some of the licenses are automatically renewable for additional periods, provided that sales thresholds set forth in the license agreements are met. Under certain circumstances, these licenses can be terminated without WPH's consent due to circumstances beyond WPH's control. The license agreements for these designer brands generally are for a term of two or three years. The loss of a significant license could have an adverse effect upon WPH's business, which effect could be material to its business. There was one licensed brand that contributed greater than 10% of WPH's net sales for 2012 and 2011which contributed approximately $47 million and $61 million, respectively, during such respective periods. This license ended in the first quarter of 2013 with sales of approximately $1 million.
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
WPH has as significant percentage of its products that are made overseas and faces additional risks associated with these efforts. WPH currently has a manufacturing facility that it owns through a subsidiary in Bahrain. WPH also has a sourcing office in China and purchases from manufacturers in many foreign countries. WPH has limited experience in overseas procurement and, accordingly, WPH cannot assure you that it will be successful in obtaining goods of sufficient quality on a timely basis and on advantageous terms.
Recent civil unrest in Bahrain has not affected WPH's operations in that country to date, but we cannot assure you that future events in Bahrain, or the other foreign countries in which WPH has operations, will not have a material adverse effect on WPH's business, foreign assets or the cost or availability of its goods.
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
To improve WPH's competitive position, WPH intends to continue to significantly reduce its cost of goods sold by restructuring some of WPH's remaining operations in the plants located in the United States, increasing production within

WPH's non-U.S. facility and sourcing goods from lower-cost overseas facilities and vendors. There is no assurance that WPH will be successful in its continuing restructuring efforts, the failure of which could adversely impact WPH's profitability and ability to compete effectively.
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
We have interests aggregating approximately $3.7 billion in the Investment Funds. If the Investment Funds experience negative performance, the value of these investments will be negatively impacted, which could have a material adverse effect on our operating results, cash flows and financial position.

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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Automotive
Federal-Mogul's world headquarters is located in Southfield, Michigan, which is a leased facility. Federal-Mogul had 155 manufacturing facilities, technical centers, distribution centers, and sales and administration office facilities worldwide at December 31, 2013. Approximately 38% of the facilities are leased; the majority of which are distribution centers, and sales and administration offices. Federal-Mogul owns the remainder of the facilities.

Type of Facility	North America	EMEA	Rest of World	Total
Manufacturing facilities	32	39	22	93
Technical centers	9	5	2	16
Distribution centers	7	6	4	17
Sales and administration offices	7	10	12	29
	55	60	40	155
The facilities range in size from approximately 500 square feet to 700 thousand square feet. Federal-Mogul believes that substantially all of its facilities are in good condition and that it has sufficient capacity to meet its current and expected manufacturing and distribution needs.
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
As of December 31, 2013, CVR had crude oil storage tanks with a capacity of approximately 1.2 million barrels located outside its Coffeyville refinery, 0.5 million barrels of crude oil storage at Wynnewood, Oklahoma, 1.0 million barrels of crude oil storage capacity in Cushing, Oklahoma and lease an additional 3.3 million barrels of storage capacity located at Cushing, Oklahoma. In addition to crude oil storage, CVR owns approximately 4.5 million barrels of combined refinery related storage capacity.

Metals
PSC Metals is headquartered in Mayfield Heights, Ohio and, as of December 31, 2013, operated 38 recycling yards, four secondary plate storage and distribution centers, and two auto parts recycling warehouses.  PSC Metals, facilities are strategically located in high-volume scrap metal markets throughout the Midwestern and Southeastern United States, placing PSC Metals in proximity to both suppliers and consumers of scrap metals.  PSC Metals owns one recycling yard in Arkansas, one in Georgia, one in Illinois, two in Kentucky, seven in Missouri, eight in Ohio, two in Pennsylvania, and nine in Tennessee.   PSC Metals leases two recycling yards in Missouri, five in Ohio, and one in Tennessee, and is a service provider at a location in Pennsylvania.  PSC owns a plate storage facility in Indiana and Tennessee, and also leases a plate storage facility in Indiana, and Michigan.  PSC owns one auto recycling warehouse in Ohio and leases one in Ohio.   PSC Metals also owns a steel pipe products storage center in Smithville, Ontario, Canada.
PSC Metals' corporate headquarters is leased. In addition PSC Metals has a sales office in Blue Bell, Pennsylvania and an administrative office located in Stoney Creek, Ontario, Canada.
Railcar
ARI's and New ARL's headquarters are located in St. Charles, Missouri. ARI and New ARL lease their facilities from an entity owned by Mr. James Unger, former Vice Chairman of ARI's board of directors and former member of ARL's executive committee, pursuant to lease agreements that expire December 31, 2021. ARI owns manufacturing facilities in Paragould Arkansas; Marmaduke, Arkansas; Jackson, Missouri; Kennett, Missouri; Longview, Texas; and leases one manufacturing facility in St. Charles, Missouri. As of December 31, 2013, ARI operates six railcar services facilities and several mobile repair facilities where it provides railcar repair, cleaning, maintenance and other services. Four of the railcar services facilities are owned and the remaining two are leased.
In addition to the corporate headquarters, New ARL maintains four regional sales offices located through the United States and Canada, all of which are leased.
Gaming
Tropicana's corporate headquarters is located in Las Vegas, Nevada, which is leased office space, and currently owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The eight properties operated by Tropicana feature approximately 371,600 square feet of gaming space and 6,032 hotel rooms. The eight casino facilities Tropicana currently operates include three casinos in Nevada and one in each of Mississippi, Indiana, Louisiana, New Jersey and Aruba.
Food Packaging
Viskase's headquarters is located in Darien, Illinois. In addition, Viskase operates nine manufacturing facilities and ten distribution centers throughout North America, Europe, South America and Asia.
Real Estate
Our Real Estate segment is headquartered in New York, New York. As of December 31, 2013, our Real Estate segment owned 29 retail, office and industrial properties, the majority of which are net leased to single corporate tenants. These primarily consist of fee and leasehold interests in 13 states. In terms of square footage, approximately 94% of these properties are net-leased, 5% are operating properties and 1% are vacant as of December 31, 2013.
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
Home Fashion
WPH is headquartered in New York, New York. WPH owns and operates a manufacturing and distribution facility in Chipley, Florida.  Through its wholly owned subsidiaries WPH owns and operates a manufacturing facility in Bahrain.   WPH

owns office and store space in Valley, Alabama and Lumberton, North Carolina where it operates two outlet stores, and leases various additional office space
Investment and Holding Company
Icahn Capital LP ("Icahn Capital"), Icahn Enterprises and Icahn Enterprises Holdings are headquartered in New York, New York.

Item 3. Legal Proceedings.
We are, and will continue to be, subject to litigation from time to time in the ordinary course of our business. We also incorporate by reference into this Part I, Item 3 of this Report, the information regarding the lawsuits and proceedings described and referenced in Note 19, "Commitments and Contingencies," to our consolidated financial statements as set forth in Part II, Item 8 of this Report.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.
Market Information
Icahn Enterprises' depositary units are traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol “IEP.” The range of high and low sales prices for the depositary units on the NASDAQ Composite Tape for each quarter during 2013 and 2012 are as follows:

2013	High	Low
First Quarter	87.15	47.80
Second Quarter	89.45	55.14
Third Quarter	83.27	71.05
Fourth Quarter	148.53	81.00

2012	High	Low
First Quarter	$42.53	$35.83
Second Quarter	48.64	39.22
Third Quarter	41.85	37.61
Fourth Quarter	44.70	37.86
Holders of Record
As of December 31, 2013, there were approximately 2,560 record holders of Icahn Enterprises' depositary units including multiple beneficial holders at depositories, banks and brokers listed as a single record holder in the street name of each respective depository, bank or broker.
There were no repurchases of Icahn Enterprises' depositary units during 2013 or 2012. On January 19, 2012, we canceled all of Icahn Enterprises' treasury units.
Distributions
On February 25, 2014, the board of directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit, which will be paid on or about April 22, 2014 to depositary unit holders of record at the close of business on March 13, 2014. Depositary unit holders will have until April 3, 2014 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 10 consecutive trading days ending April 17, 2014. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
On February 11, 2013, we announced that the board of directors of our general partner approved a modification to our distribution policy to provide for an increase in the annual distribution from $1.40, comprised of $0.40 in cash and $1.00 in depositary units, to $4.00 per depositary unit, payable in either cash or additional depositary units, at the election of each depositary unit holder. On May 29, 2013, the board of directors of our general partner further modified our distribution policy to increase our annual distribution from $4.00 per depositary unit to $5.00 per depositary unit. Further, on March 3, 2014, the board of directors of our general partner announced an increase in our annualized distribution from $5.00 per depositary unit to $6.00 per depositary unit.
During 2013, Mr. Icahn and his affiliates elected to receive a majority of their proportionate share of these distributions in depositary units. Mr. Icahn and his affiliates owned approximately 87.9% of Icahn Enterprises' outstanding depositary units as of December 31, 2013. Mr. Icahn and his affiliates have indicated that it is their present intention to elect to receive the increase in Icahn Enterprises’ cash distribution in additional depositary units for the foreseeable future.
During 2013, we declared four quarterly distribution aggregating $4.50 per depositary unit. Depositary unit holders were given the option to make an election to receive the distributions either cash or additional depositary units; if a holder did not make an election, it was automatically deemed to have elected to receive the distributions in cash. During 2013, we distributed 5,276,509 of depositary units to those Depositary unit holders who elected to receive such distributions in depositary units. In addition, during 2013 we paid $50 million to those Depositary unit holders who had elected to receive such distributions in cash.
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
As of February 28, 2014, there were 116,901,926 depositary units outstanding. Each depositary unitholder will be taxed on the unitholder's allocable share of Icahn Enterprises' taxable income.

Item 6. Selected Financial Data.
The following tables contain our selected historical consolidated financial data, which should be read in conjunction with our consolidated financial statements and the related notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K for the year ended December 31, 2013 (this "Report"). The selected financial data as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements at those dates and for those periods, contained elsewhere in this Report. The historical selected financial data as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009 have been derived from our audited consolidated financial statements at those dates and for those periods, not contained in this Report, as adjusted retrospectively for our acquisitions of a controlling interests in New ARL, ARI and Viskase (each as defined elsewhere in this Report), which were accounted for as entities under common control and reported in our combined results on an as-if-pooling basis.
In 2010, we acquired a controlling interest in Tropicana, which has been consolidated as of November 15, 2010. In 2012, we acquired a controlling interest in CVR Energy Inc., which has been consolidated as of May 4, 2012. These significant acquisitions affect the comparability of our selected financial data presented below.

	Icahn Enterprises					Icahn Enterprises Holdings
	Year Ended December 31,					Year Ended December 31,
	2013	2012	2011	2010	2009	2013	2012	2011	2010	2009
	(in millions, except per unit data)					(in millions)
Statement of Operations Data:
Net sales	$17,785	$14,574	$9,127	$7,822	$6,654	$17,785	$14,574	$9,127	$7,822	$6,654
Other revenues from operations	988	951	933	394	304	988	951	933	394	304
Net gain from investment activities	1,694	343	1,905	814	1,406	1,694	343	1,905	814	1,406
Income from continuing operations	2,444	762	1,800	776	1,251	2,444	763	1,801	779	1,258
(Loss) income from discontinued operations	—	—	—	(1)	1	—	—	—	(1)	1
Net income	2,444	762	1,800	775	1,252	2,444	763	1,801	778	1,259
Less: Net income attributable to non-controlling interests	(1,419)	(366)	(1,050)	(576)	(999)	(1,419)	(366)	(1,050)	(576)	(999)
Net income attributable to Icahn Enterprises/Icahn Enterprises Holdings	$1,025	$396	$750	$199	$253	$1,025	$397	$751	$202	$260
Net income attributable to Icahn Enterprises/Icahn Enterprises Holdings from:
Continuing operations	$1,025	$396	$750	$200	$252	$1,025	$397	$751	$203	$259
Discontinued operations	—	—	—	(1)	1	—	—	—	(1)	1
	$1,025	$396	$750	$199	$253	$1,025	$397	$751	$202	$260
Net income attributable to Icahn Enterprises/Icahn Enterprises Holdings allocable to:
Limited partners	$1,005	$379	$735	$195	$229	$1,015	$384	$743	$200	$259
General partner	20	17	15	4	24	10	13	8	2	1
	$1,025	$396	$750	$199	$253	$1,025	$397	$751	$202	$260
Basic income (loss) per LP Unit:
Income from continuing operations	$9.14	$3.72	$8.35	$2.28	$2.96
(Loss) income from discontinued operations	0.00	0.00	0.00	(0.01)	0.01
Basic income per LP unit	$9.14	$3.72	$8.35	$2.27	$2.97
Basic weighted average LP units outstanding	110	102	88	86	77
Diluted income (loss) per LP unit:
Income from continuing operations	$9.07	$3.72	$8.15	$2.27	$2.89
(Loss) income from discontinued operations	0.00	0.00	0.00	(0.01)	0.01
Diluted income per LP unit	$9.07	$3.72	$8.15	$2.26	$2.90
Diluted weighted average LP units outstanding	111	102	93	87	81

	Icahn Enterprises					Icahn Enterprises Holdings
	Year Ended December 31,					Year Ended December 31,
	2013	2012	2011	2010	2009	2013	2012	2011	2010	2009
	(in millions, except per unit data)					(in millions)
Other Financial Data:
EBITDA attributable to Icahn Enterprises/Icahn Enterprises Holdings(1)	$1,804	$1,158	$1,459	$876	$798	$1,804	$1,158	$1,459	$877	$798
Adjusted EBITDA attributable to Icahn Enterprises/Icahn Enterprises Holdings(1)	1,896	1,546	1,541	939	907	1,896	1,542	1,541	939	907
Cash distributions declared per LP unit	4.50	0.40	0.55	1.00	1.00

	Icahn Enterprises					Icahn Enterprises Holdings
	December 31,					December 31,
	2013	2012	2011	2010	2009	2013	2012	2011	2010	2009
	(in millions)					(in millions)
Balance Sheet Data:
Cash and cash equivalents	$3,262	$3,108	$2,328	$2,988	$2,273	$3,262	$3,108	$2,328	$2,988	$2,273
Investments	12,261	5,491	8,938	7,470	5,405	12,261	5,491	8,938	7,470	5,405
Property, plant and equipment, net	8,077	7,661	4,657	4,655	4,164	8,077	7,661	4,657	4,655	4,164
Total assets	31,745	25,932	24,368	21,885	20,036	31,761	25,946	24,379	21,894	20,050
Post-employment benefit liability	1,111	1,488	1,340	1,272	1,413	1,111	1,488	1,340	1,272	1,413
Debt	9,295	9,873	7,831	7,902	6,613	9,289	9,865	7,821	7,891	6,608
Equity attributable to Icahn Enterprises/Icahn Enterprises Holdings	6,092	4,669	3,755	3,183	2,834	6,114	4,691	3,776	3,203	2,989
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

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under generally accepted accounting principles in the United States, or U.S. GAAP. For example, EBITDA and Adjusted EBITDA:
•do not reflect our cash expenditures, or future requirements for capital expenditures, or contractual commitments;
•do not reflect changes in, or cash requirements for, our working capital needs; and
•do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt.

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

	Icahn Enterprises					Icahn Enterprises Holdings
	Year Ended December 31,					Year Ended December 31,
	2013	2012	2011	2010	2009	2013	2012	2011	2010	2009
	(in millions)					(in millions)
Attributable to Icahn Enterprises/Icahn Enterprises Holdings:
Net income (loss)	$1,025	$396	$750	$199	$253	$1,025	$397	$751	$202	$260
Interest expense	464	456	373	338	268	464	455	372	336	261
Income tax expense (benefit)	(170)	(128)	27	11	(40)	(170)	(128)	27	11	(40)
Depreciation, depletion and amortization	485	434	309	328	317	485	434	309	328	317
EBITDA attributable to Icahn Enterprises/Icahn Enterprises Holdings	$1,804	$1,158	$1,459	$876	$798	$1,804	$1,158	$1,459	$877	$798
Impairment	$14	$106	$58	$8	$34	$14	$106	$58	$8	$34
Restructuring	41	25	9	12	37	41	25	9	12	37
Non-service cost of U.S. based pension	4	29	18	25	35	4	29	18	25	35
FIFO impact (favorable) unfavorable	(15)	58	—	—	—	(15)	58	—	—	—
OPEB curtailment gains	(15)	(40)	(1)	(22)	—	(15)	(40)	(1)	(22)	—
Certain share-based compensation expense	20	27	1	—	—	20	30	1	—	—
Major scheduled turnaround expense	—	88	—	—	—	—	88	—	—	—
Losses on divestitures	46	—	—	—	—	46	—	—	—	—
Net loss on extinguishment of debt	—	7	—	40	4	—	7	—	39	4
Unrealized (gain)/loss on certain derivatives	(43)	57	—	—	—	(43)	57	—	—	—
Other	40	31	(3)	—	(1)	40	24	(3)	—	(1)
Adjusted EBITDA attributable to Icahn Enterprises/Icahn Enterprises Holdings	$1,896	$1,546	$1,541	$939	$907	$1,896	$1,542	$1,541	$939	$907

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K for the year ended December 31, 2013 (this "Report").
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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 11, "Debt," to the consolidated financial statements, and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned 101,872,909, or approximately 87.9%, of Icahn Enterprises' outstanding depositary units as of December 31, 2013.
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
Holding Company
Icahn Enterprises Equity Offerings
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
On December 9, 2013, Icahn Enterprises entered into an underwriting agreement (the “December 2013 Underwriting Agreement”) with Morgan Stanley & Co. LLC ("Morgan Stanley"), providing for the issuance and purchase of an aggregate of 2,000,000 depositary units representing limited partner interests in Icahn Enterprises at a price to the public of $135.00 per depositary unit. The depositary units were delivered to the unitholders on December 13, 2013. Pursuant to the December 2013 Underwriting Agreement, Icahn Enterprises also granted Morgan Stanley a 30-day option to purchase up to an additional aggregate 300,000 additional depositary units at the same public offering price, which expired unexercised.
Aggregate net proceeds from these equity offerings was $581 million during the year ended December 31, 2013 after deducting underwriting discounts, commissions and other offering related fees and expenses. Additionally, in connection with these equity offerings, our general partner made aggregate contributions of $12 million to Icahn Enterprises and Icahn

Enterprises Holdings during the year ended December 31, 2013 in order to maintain its 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings.
Debt Offerings
On August 1, 2013, we issued $500 million aggregate principal amount of the 6.000% Senior Notes due 2020 (the “2020 Notes”). Pursuant to the registration rights agreement dated August 1, 2013, we subsequently commenced the exchange offer to exchange the 2020 Notes for notes that are registered with the SEC ("Exchange Notes") which exchange offer expired on January 15, 2014. All of the 2020 Notes were properly tendered in the exchange offer and accepted by us in exchange for the Exchange Notes.
On January 21, 2014, we and Icahn Enterprises Finance Corp. (“Icahn Enterprises Finance”) (collectively, the “Issuers”) closed on our sale of $1,200 million in aggregate principal amount of our 6.000% Senior Notes due 2020 (the “Additional 2020 Notes”), $1,275 million in aggregate principal amount of our 4.875% Senior Notes due 2019 (the “2019 Notes”) and $1,175 million in aggregate principal amount of our 3.500% Senior Notes due 2017 (the “2017 Notes” and together with the Additional 2020 Notes and the 2019 Notes, the “New Notes”) pursuant to the purchase agreement, dated January 8, 2014 (the “New Notes Purchase Agreement”), by and among the Issuers, Icahn Enterprises Holdings, as guarantor, and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, Jefferies LLC and UBS Securities LLC, as initial purchasers (the “New Notes Purchasers”). The Additional 2020 Notes were priced at 102.000% of their face amount plus interest accrued from August 1, 2013 and each of the 2019 and the 2017 Notes were priced at 100.000% of their face amount.
We used the proceeds from the issuance of the New Notes to refinance our 2010-2012 Notes (see Note 11, "Debt-Senior Unsecured Notes - Icahn Enterprises and Icahn Enterprises Holdings" for further discussion). As a result of this refinancing, we purchased $3,500 million aggregate principal of the 2010-2012 Notes and recognized a loss of $108 million on extinguishment of debt during the first quarter of 2014. The 2016 Notes and 2018 Notes comprising the 2010-2012 Notes were discharged in full on February 6, 2014.
Interest comprising the 2020 Notes will be payable on February 1 and August 1 of each year, commencing February 1, 2014. Interest on the 2019 Notes and the 2017 Notes will be payable on March 15 and September 15 of each year, commencing September 15, 2014. The New Notes Purchase Agreement contains customary representations, warranties and covenants of the parties and indemnification and contribution provisions whereby the Issuers and the Guarantor, on the one hand, and the New Notes Purchasers, on the other, have agreed to indemnify each other against certain liabilities.
The Issuers issued the 2020 Notes under the 2020 Indenture dated August 1, 2013 among the Issuers, Icahn Enterprises Holdings, as guarantor and Wilmington Trust, National Association as trustee (the “Trustee”). The 2020 Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments.  See Note 11, "Debt-Senior Unsecured Notes - Icahn Enterprises and Icahn Enterprises Holdings," for additional information regarding redemption terms.
The Issuers issued the 2019 Notes and the 2017 Notes under an indenture dated as of January 21, 2014 (the “2017 and 2019 Indenture”), among the Issuers, Icahn Enterprises Holdings, as guarantor, and the Trustee. The 2017 and 2019 Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments. On or after July 15, 2016 and prior to January 15, 2017, the Issuers may redeem all or part of the 2019 Notes at a price equal to 103.6563% of the principal amount of the 2019 Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 102.4375% on and after January 15, 2017 and 100.000% on and after January 15, 2018.  Before July 15, 2016, the Issuers may redeem the 2019 Notes upon repayment of a make-whole premium. Before July 15, 2016, the Issuers may redeem up to 35% of the aggregate principal amount of the 2019 Notes with the net proceeds of certain equity offerings at a price equal to 104.8750% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the 2019 Notes originally issued remains outstanding immediately after such redemption. On or after February 15, 2017, the Issuers may redeem some or all of the 2017 Notes at a price equal to 100.000% of the principal amount of the 2017 Notes, plus accrued and unpaid interest. If the Issuers experience a change of control, the Issuers must offer to purchase for cash all or any part of each holder’s 2019 Notes and 2017 Notes at a purchase price equal to 101% of the principal amount of 2019 Notes and 2017 Notes, plus accrued and unpaid interest.
On January 29, 2014, the Issuers closed on the sale of $1.35 billion aggregate principal amount of 5.875% Senior Notes due 2022 (the “2022 Notes”) pursuant to the purchase agreement, dated January 22, 2014 (the “ 2022 Notes Purchase Agreement”), by and among the Issuers, Icahn Enterprises Holdings, as guarantor, and Jefferies LLC, as initial purchaser (the “2022 Notes Purchaser”). The 2022 Notes were priced at 100.000% of their face amount.  The net proceeds from the sale of the

2022 Notes were approximately $1.34 billion after deducting the initial purchaser’s discount and commission and estimated fees and expenses related to the offering.  Interest on the 2022 Notes will be payable on February 1and August 1 of each year, commencing August 1, 2014. The 2022 Notes Purchase Agreement contains customary representations, warranties and covenants of the parties and indemnification and contribution provisions whereby the Issuers and the Guarantor, on the one hand, and the 2022 Notes Purchaser, on the other, have agreed to indemnify each other against certain liabilities.
See Note 20, "Subsequent Events - Icahn Enterprises," for further discussion.

Results of Operations
Consolidated Financial Results
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
The following table summarizes total revenues, net income (loss) and net income (loss) attributable to Icahn Enterprises for each of our reporting segments and our Holding Company for the years ended December 31, 2013, 2012 and 2011. Eliminations relate to the unrealized gains recorded by our Investment segment for its investment in Tropicana from the date of its acquisition of a controlling interest in Tropicana through the date that its investment in Tropicana was transferred to us. Refer to Note 4, “Operating Units,” to the consolidated financial statements for further discussion.

	Revenues			Net Income (Loss)			Net Income (Loss) Attributable to Icahn Enterprises
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(in millions)
Investment	$2,031	$398	$1,896	$1,902	$372	$1,844	$812	$157	$873
Automotive	6,876	6,677	6,937	263	(22)	168	250	(24)	121
Energy(1)	9,063	5,519	—	479	338	—	289	263	—
Metals	929	1,103	1,096	(28)	(58)	6	(28)	(58)	6
Railcar	744	799	691	139	92	40	30	29	2
Gaming	571	611	624	19	30	24	13	21	13
Food Packaging	346	341	338	43	6	6	32	4	4
Real Estate	85	88	90	17	19	18	17	19	18
Home Fashion	187	231	325	(16)	(27)	(66)	(16)	(27)	(56)
Holding Company	(150)	29	36	(374)	12	(226)	(374)	12	(226)
Eliminations	—	—	(14)	—	—	(14)	—	—	(5)
	$20,682	$15,796	$12,019	$2,444	$762	$1,800	$1,025	$396	$750

(1)	We consolidated CVR effective May 4, 2012.

Icahn Enterprises Holdings
Due to the structure of our business, the consolidated results of operations for Icahn Enterprises and Icahn Enterprises Holdings are substantially the same. Differences primarily relate to non-cash portions of interest expense, and are only reflected in the results of operations for our Holding Company. The following table summarizes total revenues, net income (loss) and net income (loss) attributable to Icahn Enterprises Holdings for our Holding Company and the consolidated totals with respect to Icahn Enterprises Holdings for the years ended December 31, 2013, 2012 and 2011.

	Revenues			Net Income (Loss)			Net Income (Loss) Attributable to Icahn Enterprises Holdings
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(in millions)
Holding Company	$(150)	$29	$36	$(374)	$13	$(225)	$(374)	$13	$(225)
Consolidated	$20,682	$15,796	$12,019	$2,444	$763	$1,801	$1,025	$397	$751

Investment
Our Investment segment is comprised of various private investment funds, including Icahn Partners L.P. ("Icahn Partners"), Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP (collectively, the "Master Funds", and together with Icahn Partners, the "Investment Funds"), through which we invest our proprietary capital. Effective January 1, 2014, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP were merged with and into Icahn Partners. We and certain of Mr. Icahn's wholly owned affiliates are the sole investors in the Investment Funds. Icahn Onshore LP and Icahn Offshore LP (together, the "General Partners") act as the general partner of Icahn Partners and the Master Funds, respectively. The General Partners provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds are not offered to outside investors.
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. As of December 31, 2013 and 2012, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates was approximately $4.7 billion and $3.5 billion, respectively.
Incentive Allocations and Special Profits Interest Allocations
Historically, our Investment segment's revenues were affected by the combination of fee-paying assets under management ("AUM") and the investment performance of the Investment Funds. The General Partners' incentive allocations and special profits interest allocations earned from the Investment Funds were accrued on a quarterly basis and were allocated to the General Partners at the end of the Investment Funds' fiscal year (or sooner on redemptions) assuming there were sufficient net profits to cover such amounts. The Investment Funds returned all fee-paying capital to their investors during 2011. Payments were funded through cash on hand and borrowings under existing credit lines. As a result, no further incentive allocations or special profits interest allocations will accrue for periods subsequent to March 31, 2011.
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
Our Interests in the Investment Funds
As of December 31, 2013 and 2012, we had investments with a fair market value of approximately $3.7 billion and $2.4 billion, respectively, in the Investment Funds.

Our share of the Investment Funds' net profit through our interests in the Investment Funds, excluding incentive allocations and special profits interest allocations earned, was $812 million, $157 million, and $871 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Returns
The following table sets forth performance information for the Investment Funds for the comparative periods presented. These returns represent a weighted-average composite of the average returns, net of expenses for the Investment Funds.

	Returns
	Year Ended December 31,
	2013	2012(1)	2011(2)
Investment Funds	30.8%	6.6%	34.5%
(1) The Investments Funds' aggregate gross return would have been 20.2% if the Investment Funds had elected not to distribute shares of CVR to our subsidiary IEP Energy in 2012 and if additional purchases had been made by the Investment Funds instead of by Icahn Enterprises.
(2) Returns for the year ended December 31, 2011 was gross of special profits interest allocations and incentive allocations, but net of expenses for the Investment Funds.
The Investment Funds' aggregate gross return was 30.8% for 2013 primarily due to our long exposure to the equity markets by gains in long equity positions, primarily in a few of the largest core holdings. The Investment Funds' short equity exposure, including broad market hedges, was a negative contributor to performance as equity markets rallied in 2013.
The Investment Funds' aggregate gross return was 6.6% for 2012 primarily due to our long exposure to the equity markets that were primarily driven by certain core holdings, partially offset by losses due to defensive short positions.
The Investment Funds' aggregate gross return was 34.5% for 2011 primarily due to the Investment Funds' long exposure to the equity markets that were primarily driven by certain core holdings.
Since inception in November 2004, the Investment Funds' gross return is 256.8%, representing an annualized rate of return of 14.9% through December 31, 2013.

Automotive

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net sales	$6,905	$6,664	$6,910
Cost of goods sold	5,885	5,753	5,822
Gross margin	$1,020	$911	$1,088
Federal-Mogul's Annual Report on Form 10-K contains a detailed description of its business, products, industry, operating strategy and associated risks. Federal-Mogul's filings with the SEC are available on the SEC's website at www.sec.gov.
Federal-Mogul is a leading global supplier of a broad range of components, accessories and systems to the automotive, small engine, heavy-duty, marine, railroad, agricultural, off-road, aerospace and energy, industrial and transport markets, including customers in both the original equipment manufacturers and servicers (“OE”) market and the replacement market (the “aftermarket”). Federal-Mogul’s customers include the world’s largest automotive OEs and major distributors and retailers in the independent aftermarket. Geographically, Federal-Mogul derived 37% of its 2013 sales in the United States and 63% internationally. Federal-Mogul has operations in established markets including Australia, Belgium, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Morocco, Poland, Russia, South Africa and Thailand. The attendant risks of Federal-Mogul’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.
Federal-Mogul operates with two end-customer focused business segments. The Powertrain (or “PT”) business unit focuses on original equipment products for automotive, heavy duty and industrial applications. The Vehicle Components Solutions (or “VCS”) business unit sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers and other vehicle components. This organizational model allows for a strong product line focus benefiting both original equipment and aftermarket customers and enables the global Federal-Mogul teams to be responsive to customers’ needs for superior products and to promote greater identification with Federal-Mogul premium brands. Additionally, this organizational model enhances management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases.
Federal-Mogul operates in an extremely competitive industry, driven by global vehicle production volumes and part replacement trends. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. Customers continue to require periodic cost reductions which drive Federal-Mogul to continually assess, redefine, and improve its operations, products, and manufacturing capabilities to maintain and improve profitability. Management continues to develop and execute initiatives to meet the challenges of the industry and to achieve its strategy for sustainable global profitable growth.

In January 2014, Federal-Mogul entered into a definitive purchase agreement to acquire certain business assets of the Honeywell automotive and industrial brake friction business including two recently established manufacturing facilities in China and Romania for a base purchase price of approximately $155 million subject to post-closing adjustments and a potential earn-out payment of up to $5 million, in each case as further enumerated in the purchase agreement. This transaction is subject to customary approvals from regulatory authorities and other stakeholders where required. The parties anticipate closing the transaction during the second half of 2014.
In addition, in January 2014, Federal-Mogul entered into a definitive asset purchase agreement to acquire Affinia's chassis components business for a base purchase price of $150 million, subject to certain customary closing and post-closing adjustments as further enumerated in the asset purchase agreement. This business serves leading U.S. aftermarket customers with branded and private label chassis product lines. This transaction is subject to customary approvals from regulatory authorities and other stakeholders where required. The parties anticipate closing the transaction during the second half of 2014.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Consolidated net sales increased for the year ended December 31, 2013 by $241 million (4%) as compared to the corresponding prior year period. The increase included a favorable foreign currency impact of $25 million. Excluding sales directly related to the acquisition of the spark plug business from BorgWarner, Inc. ("BWA") of $43 million, sales from the European distribution agreement for ignition products of $112 million and reduced sales of $103 million associated with dispositions, sales organically increased by $164 million, which is net of $19 million from customer price decreases. This organic growth is comprised of PT increases of $203 million partially offset by VCS decreases of $39 million.
Given PT’s weighted market presence in the light vehicle, commercial vehicle and industrial markets and the year-over-year changes in production rates for those markets, the expected PT sales change would be negligible compared to the prior year. However, PT sales increased by 2%, excluding the impact on sales from the acquisition of the spark plug business from BWA , reflecting growth in excess of the underlying market. This was driven by an increase in sales in North America and ROW of 8% and 12%, respectively, partly offset by a decrease in sales in Europe of 3%.
In the VCS business, external sales volumes decreased by $39 million excluding the impact of sales from the European distribution agreement for ignition products of $112 million and reduced sales of $20 million associated with dispositions. This was primarily attributable to the decrease in sales in North America of 4%. This reflects the cessation of selected non-strategic business contracts as well as a softening in the export business, mainly in Venezuela as a result of a tightening of exchange rate control in that country. However, this was partly offset by an increase in sales in VCS Europe of 4% resulting from aftermarket volume gains and improved market conditions.
Cost of products sold for the year ended December 31, 2013 increased by $132 million (2%) as compared to the corresponding prior year period. The increase in materials, labor and overheads as a direct result of the increase in external and inter-segment sales volumes was $249 million. Other increases include currency movements of $24 million and increased depreciation of $12 million. These increases were partially offset by a decrease due to net acquisition/disposition activities of $74 million, materials and sourcing savings of $72 million, reduced pension expense of $6 million and favorable productivity of $1 million.
Gross margin for the year ended December 31, 2013 increased by $109 million (12%) as compared to the corresponding prior year period, primarily due to materials and services sourcing savings of $72 million. The product mix issues experienced in the first half of the year due to commercial vehicle production declining to a greater extent than light vehicle production has stabilized. Therefore, the impact on margins due to volume increases was an increase of $58 million. Other factors contributing to the increased margin were $14 million from net acquisition/disposition activities, reduced pension expense of $6 million, favorable productivity of $1 million and currency movements of $1 million. These increases were offset in part by unfavorable customer pricing of $19 million, increased depreciation of $12 million and unabsorbed fixed costs on inter-segment sales volumes of $12 million.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
The fundamental causes of the drop in sales and margin are the U.S. dollar strengthening, primarily against the euro, combined with reductions in virtually all areas of European vehicle production and reductions in demand for European non-automotive and industrial applications. Although the U.S. passenger car market grew slightly, this had only a minor mitigating impact on the Federal-Mogul’s sales given that the majority of its OEM sales are to customers outside the U.S. The European passenger car market also underwent a shift in demand away from diesel towards gasoline vehicles. As a result of this change, the diesel share of the passenger car market in Europe moved from 51% in 2011 to 48% in 2012. Over 70% of Federal-Mogul’s European OEM business serves the European light vehicle diesel and heavy-duty markets; as a result Federal-Mogul’s sales were heavily impacted by this unfavorable shift in mix. Furthermore, given the generally greater technical complexity of these applications, the margins for these parts are generally higher than those serving light vehicle gasoline market. Therefore, not only were Federal-Mogul’s sales significantly impacted by the changes in European demand, but its profits bore a disproportionate adverse impact due to those reductions occurring in some of the most profitable applications within those regions.
Net sales for 2012 decreased by $246 million (4%) as compared to the corresponding prior year period. Over 60% of Automotive segment's sales originate outside the United States; therefore the impact of the U.S. dollar strengthening, primarily against the euro, decreased reported sales by $288 million. This decrease was partially offset by increases of $28 million directly related to acquisitions' sales activities, $12 million of increased sales volumes and $2 million of net favorable customer pricing. Although sales were essentially flat when removing the impact of exchange and acquisitions, there were significant regional differences in the year over year constant dollar sales patterns, with North America increasing by 3%, Europe falling by 4%, and ROW increasing by 8%.
Cost of goods sold for 2012 decreased by $69 million (1%) as compared to the corresponding prior year period. The impact of the relative strength of the U.S. dollar decreased cost of products sold by $237 million. Our Automotive segment noted materials and services sourcing savings of $104 million. These decreases were partially offset by $129 million of increases in material, labor and overheads related to the regional changes in sales, plus a further $26 million of such costs directly related to the acquisitions. The unfavorable productivity of $89 million is largely the result of reductions in direct labor lagging behind the reductions in manufacturing output in Europe, but also includes a $10 million expense associated with a commercial agreement with a customer, along with unabsorbed fixed costs on inter-segment sales volumes of $19 million.
Gross margin for 2012 decreased by $177 million (8%) as compared to the corresponding prior year period. The favorable impact on margin of new program launches was more than offset by the impact of the production volume declines in Europe, and a shift in mix towards lower margin products, resulting in a net $117 million decrease in gross margin. Other factors contributing to the decreased margin were unfavorable productivity of $89 million, inclusive of $10 million expense associated with a commercial agreement with a customer, currency movements of $51 million and unabsorbed fixed costs on inter-segment sales volumes of $19 million. These decreases were partially offset by materials and services sourcing savings of $104 million.

Energy

	Year Ended December 31, 2013			Period May 5, 2012 through December 31, 2012
	Petroleum	Fertilizer	Total	Petroleum	Fertilizer	Total
	(in millions)
Net sales	$8,673	$313	$8,986	$5,512	$191	$5,703
Cost of goods sold	8,024	180	8,204	4,734	114	4,848
Gross margin	$649	$133	$782	$778	$77	$855

The following table provides a reconciliation of our Energy segment's petroleum business' gross margin to refining margin and refining margin adjusted for FIFO impacts for the periods indicated:

	Year Ended December 31, 2013	Period May 5, 2012 through December 31, 2012
	(in millions, except barrels metrics)
Net sales	$8,673	$5,512
Cost of goods sold	8,024	4,734
Gross margin	649	778
Add back:
Direct operating expenses	362	309
Depreciation and amortization	146	92
Fair value inventory adjustment	—	23
Refining margin	1,157	1,202
FIFO impacts (favorable) unfavorable	(21)	71
Refining margin adjusted for FIFO impacts	$1,136	$1,273

Gross margin per barrel	$9.48	$18.37
Refining margin per barrel	16.90	28.40
Refining margin per barrel adjusted for FIFO impacts	16.59	30.08

Total crude oil throughput (barrels per day)	187,568	175,735

CVR's Annual Report on Form 10-K contains a detailed description of its business, products, industry, operating strategy and associated risks. CVR's filings with the SEC are available on the SEC's website at www.sec.gov.
We acquired a controlling interest in CVR on May 4, 2012. CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces nitrogen fertilizers in the form of ammonia and urea ammonium nitrate ("UAN"). As of December 31, 2013, following various equity offerings as discussed below, CVR owned 100% of the general partners of CVR Refining and CVR Partners and approximately 71% of the common units of CVR Refining and approximately 53% of the common units of CVR Partners.
As of December 31, 2013, we owned 82.0% of the total outstanding common stock of CVR. In addition, as of December 31, 2013, as a result of purchasing common units of CVR Refining as discussed below, Icahn Enterprises and Icahn Enterprises Holdings owned approximately 4.0% of the total outstanding common stock of CVR Refining directly.
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
The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. On August 6, 2013, the EPA announced the final 2013 renewable fuel percentage standard would be raised to 9.74%. In 2013, the Wynnewood refinery was subject to the RFS for the first time, unless the Wynnewood refinery receives a further extension of its "hardship" relief for 2013 based on the "disproportionate economic impact" of the rule on the Wynnewood refinery. During 2013, the cost of RINs became extremely volatile as the EPA's proposed renewable fuel volume mandates approached the "blend wall". The blend wall refers to limitations on adding increasing amounts of ethanol into the transportation fuel supply at volumes exceeding those achieved by the sale of nearly all gasoline as E10 (gasoline containing 10 percent ethanol by volume). The EPA has published the proposed volume mandates for 2014, which are generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 proposed mandate was published; however, RIN prices have remained volatile and have increased in 2014. The cost of RINs for the year ended December 31, 2013 and for the period May 5, 2012 through December 31, 2012 was approximately $181 million and $14 million, respectively. The future cost of RINs for the petroleum business is difficult to estimate. In particular, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at its refineries, all of which can vary significantly from quarter to quarter. Based upon recent market prices of RINs and current estimates related to the other variable factors, the petroleum business estimates that the total cost of RINs will be approximately $75 million to $150 million for the year ending December 31, 2014.
If sufficient RINs are unavailable for purchase at times when the petroleum business seeks to purchase RINs, if the petroleum business has to pay a significantly higher price for RINs, or if the petroleum business is subject to penalties as a result of delays in its ability to timely deliver RINs to the EPA, our Energy segment's financial condition and results of operations could be materially adversely affected. Many petroleum refiners blend renewable fuel into their transportation fuels and do not have to pass on the costs of compliance through the purchase of RINs to their customers. Therefore, it may be significantly harder for the petroleum business to pass on the costs of compliance with RFS to its customers. Because the cost of purchasing RINs has been extremely volatile and has significantly increased over the last year, the Wynnewood refinery has petitioned the EPA as a “small refinery” for hardship relief from the RFS2 requirements in 2013 and 2014.
Refining margin per crude oil throughput barrel is a measurement calculated as the difference between net sales and cost of goods sold (exclusive of depreciation and amortization, direct operating expenses and fair value inventory adjustments) and refining margin per crude oil throughput barrel adjusted for FIFO impact is a measurement calculated as the difference between net sales and cost of goods sold (exclusive of depreciation and amortization, direct operating expenses and fair value inventory adjustments) adjusted for FIFO impacts. Refining margin and refining margin adjusted for FIFO impact are non-GAAP measures that we believe are important to investors in evaluating our Energy segment refineries' performance as a general indication of the amount above our Energy segment's cost of goods sold (taking into account the impact of utilization of FIFO) they are able to sell refined products. We believe that refining margin and refining margin per crude oil throughput barrel is important to enable investors to better understand and evaluate our Energy segment's ongoing operating results and allow for greater transparency in the review of our overall financial, operational and economic performance. In addition, we believe that presenting refining margin per crude oil throughput barrel adjusted for FIFO impact is useful to investors because this measure more accurately reflects the current operating environment.
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
Year Ended December 31, 2013 Compared to the period May 5, 2012 through December 31, 2012
As noted above, we consolidated CVR effective May 4, 2012 and therefore, our Energy segment results for the year ended December 31, 2013 are not comparable to the prior year period.
Net sales for CVR's petroleum business for the year ended December 31, 2013 was approximately $8.7 billion. For the year ended December 31, 2013, CVR's petroleum business sold 37.8 million and 30.6 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.72 and $3.02, respectively. Current year sales volumes were impacted by the downtime associated with the fluid catalytic cracking unit outage at the Coffeyville refinery during the third quarter of 2013. For the period May 5, 2012 through December 31, 2012, CVR's petroleum business sold 23.8 million and 18.7 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.83 and $3.05, respectively.
Net sales for the fertilizer business for the year ended December 31, 2013 was $313 million, of which $285 million and $27 million were attributable to UAN and ammonia, respectively. For the year ended December 31, 2013, CVR sold 904,596 tons and 40,535 tons of UAN and ammonia, respectively, with an average plant gate price of $315 and $660 per ton, respectively. The sales volume of UAN for the year ended December 31, 2013 benefited from the UAN expansion coming online during the first quarter of 2013. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 95.6%, 94.4% and 91.9%, respectively, for the year ended December 31, 2013. Excluding the impacts of the UAN expansion coming on-line, the planned downtime associated with the replacement of the damaged catalyst, the unplanned Linde air separation unit outages and the planned downtime associated with weather issues, the on-stream rates for the year ended December 31, 2013 for the gasification, ammonia and UAN units would have been 99.5%, 98.9% and 98.0%, respectively.
Net sales for the fertilizer business for the period May 5, 2012 through December 31, 2012 was $191 million, of which $138 million and $53 million were attributable to UAN and ammonia, respectively. For the period May 5, 2012 through December 31, 2012, CVR sold 416,873 and 82,475 tons of UAN and ammonia, respectively, with an average plant gate price of $298 and $621, respectively. Plant gate prices are prices at the designated delivery point less any freight cost we absorb to deliver the product. CVR believes plant gate price is meaningful because it sells products both at its plant gate (sold plant) and delivered to the customer's designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month-to-month or quarter-to-quarter. Ammonia sales for the period May 5, 2012 through December 31, 2012 benefited from milder weather allowing for an earlier planting season in 2012. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units continue to demonstrate their reliability with the units reporting 91.3%, 89.7% and 85.9%, respectively, on-stream for the period May 5, 2012 through December 31, 2012.
Cost of goods sold for the petroleum business for the year ended December 31, 2013 and for the period May 5, 2012 through December 31, 2012 was approximately $8.0 billion and $4.7 billion, respectively.  Cost of goods sold for the petroleum business includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs, transportation distribution costs, costs associated with the actual operations of CVR's refineries (such costs are collectively referred to as "direct operating expenses") such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance and labor and environmental compliance costs. In addition, cost of goods sold includes depreciation and amortization. The petroleum business' average cost per barrel of crude oil consumed for the year ended December 31, 2013 and for the period May 5, 2012 through December 31, 2012 was $95.05 and $87.21, respectively. The impact of FIFO accounting also impacted cost of product sold during the year ended December 31, 2013 and the period May 5, 2012 through December 31, 2012. The impact of FIFO accounting also impacted cost of product sold for the period May 5, 2012 through December 31, 2012. Under the petroleum business' FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of its crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the year ended December 31, 2013 and the period May 5, 2012 through December 31, 2012, the petroleum business had a (favorable) unfavorable FIFO inventory impact of approximately $(21) million and $71 million, respectively.
Refining margin per barrel of crude oil throughput for the petroleum business was $16.90 and $28.40 and for the year ended December 31, 2013 and the period May 5, 2012 through December 31, 2012, respectively. Refining margin adjusted for FIFO impact for CVR's petroleum business was $16.59 and $30.08 per barrel of crude oil throughput barrel for the year ended December 31, 2013 and the period May 5, 2012 through December 31, 2012, respectively. For the year ended December 31, 2013 and the period May 5, 2012 through December 31, 2012, the petroleum business had a (favorable) unfavorable FIFO inventory impact of approximately $(21) million and $71 million, respectively. Gross margin per barrel for our petroleum business was $9.48 and $18.37 for the year ended December 31, 2013 and the period May 5, 2012 through December 31, 2012, respectively.
The fertilizer business' cost of goods sold for the year ended December 31, 2013 and for the period May 5, 2012 through December 31, 2012 was $180 million and $114 million, respectively. Cost of goods sold for the fertilizer business is primarily comprised of pet coke expense, freight expense, distribution expense, direct operating expenses and depreciation and amortization.
Period May 5, 2012 through December 31, 2012
Net sales for the petroleum business for the period May 5, 2012 through December 31, 2012 was approximately $5.5 billion. For the period May 5, 2012 through December 31, 2012, CVR's petroleum business sold 23.8 million and 18.7 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.83 and $3.05, respectively. Sales during this period were negatively impacted by the major scheduled turnaround at the Wynnewood refinery in the fourth quarter of 2012.
Net sales for the fertilizer business for the period May 5, 2012 through December 31, 2012 was $191 million, of which $138 million and $53 million were attributable to UAN and ammonia, respectively. For the period May 5, 2012 through December 31, 2012, CVR sold 416,873 and 82,475 tons of UAN and ammonia, respectively, with an average plant gate price of $298 and $621, respectively. Plant gate prices are prices at the designated delivery point less any freight cost we absorb to deliver the product. CVR believes plant gate price is meaningful because it sells products both at its plant gate (sold plant) and delivered to the customer's designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month-to-month or quarter-to-quarter. Ammonia sales for the period May 5, 2012 through December 31, 2012 benefited from milder weather allowing for an earlier planting season in 2012. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units continue to demonstrate their reliability with the units reporting 91.3%, 89.7% and 85.9%, respectively, on-stream for the period May 5, 2012 through December 31, 2012.
Cost of goods sold for the petroleum business for the period May 5, 2012 through December 31, 2012 was approximately $4.7 billion.  Cost of goods sold for the petroleum business includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation distribution costs, costs associated with the actual operations of CVR's refineries (such costs are collectively referred to as "direct operating expenses") such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance and labor and environmental compliance costs. In addition, cost of goods sold includes depreciation and amortization. The petroleum business' average cost per barrel of crude oil consumed for the period May 5, 2012 through December 31, 2012 was $87.21. Sales volume of refined fuels for the petroleum business for the period May 5, 2012 through December 31, 2012 was 46 million barrels. The impact of FIFO accounting also impacted cost of product sold the period May 5, 2012 through December 31, 2012. Under the petroleum business' FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of its crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the period May 5, 2012 through December 31, 2012, the petroleum business had an unfavorable FIFO inventory impact of $71 million.
Refining margin per barrel of crude oil throughput for the petroleum business was 28.40 for the period May 5, 2012 through December 31, 2012. Refining margin adjusted for FIFO impact for CVR's petroleum business was $30.08 per crude oil throughput barrel for the period May 5, 2012 through December 31, 2012. Gross margin per barrel for the petroleum business was $18.37 for the period May 5, 2012 through December 31, 2012.
The fertilizer business' cost of goods sold for the period May 5, 2012 through December 31, 2012 was $114 million. Cost of goods sold for the fertilizer business is primarily comprised of pet coke expense, freight expense, distribution expense, direct operating expenses and depreciation and amortization.

Metals

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net sales	$929	$1,102	$1,095
Cost of goods sold	948	1,116	1,068
Gross margin	$(19)	$(14)	$27
Summarized ferrous tons and non-ferrous pounds sold for 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in 000s)
Ferrous tons sold	1,444	1,592	1,576
Non-ferrous pounds sold	230,571	241,332	175,521
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the U.S. and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Net sales for the year ended December 31, 2013 decreased by $173 million (16)% compared to the prior year. The decrease was primarily driven by lower ferrous and non-ferrous shipment volumes and selling prices. Shipment volumes were lower in 2013 than in 2012 for all product lines except secondary plate, and average prices were lower for all product lines except brokerage.
Ferrous shipments decreased by 148,000 gross tons (9%) and average pricing was $29 per gross ton (8%) lower during the year ended December 31, 2013 compared to the prior. The volume decrease was largely attributed to lower market demand and material supply constraints. The decrease in average pricing for 2013 compared to 2012 was largely driven by lower market prices for ferrous scrap during most of the first nine months of 2013. Non-ferrous shipment volumes decreased by 10,761,000 pounds (4%), primarily driven by lower shipments of aluminum products and material supply constraints. Average selling prices for non-ferrous decreased $0.10 per pound (10%) due to lower market pricing.
Cost of goods sold for the year ended December 31, 2013 decreased by $168 million (15)% compared to the prior year. The decrease was primarily due to lower shipment volumes and lower material and processing costs. Gross margin as a percentage of net sales was a loss of 2% for the year ended December 31, 2013 compared to a loss of 1% for the prior year. The compressed margin rate in 2013 compared to the prior year were primarily driven by lower selling prices and competitive pressures from material supply constraints that continued to drive scrap acquisition prices and inventory costs higher in relation to selling prices.
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

Railcar

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net Sales/Other Revenues From Operations:
Manufacturing	$864	$853	$489
Railcar leasing	277	214	188
Railcar services	73	65	65
Eliminations	(475)	(346)	(61)
	$739	$786	$681
Cost of Goods Sold/Other Expenses From Operations:
Manufacturing	$667	$690	$441
Railcar leasing	131	117	108
Railcar services	54	51	50
Eliminations	(366)	(298)	(60)
	$486	$560	$539
Gross Margin:
Manufacturing	$197	$163	$48
Railcar leasing	146	97	80
Railcar services	19	14	15
Eliminations	(109)	(48)	(1)
	$253	$226	$142
We conduct our Railcar segment through our majority ownership interests in American Railcar Industries, Inc. ("ARI") and New ARL (as defined below).
Prior to October 2, 2013, American Railcar Leasing, LLC ("ARL") was a railcar leasing company which was wholly owned and controlled by Mr. Icahn. Earlier in 2013, ARL became a wholly owned subsidiary of IRL Holding LLC ("IRL"), which was also wholly owned and controlled by Mr. Icahn. ARL had, for some time, been purchasing railcars from ARI on a non-exclusive basis. In addition, ARL had entered into an agreement to manage a fleet of ARI-produced railcars owned by our subsidiary, AEP Leasing LLC ("AEP Leasing"), a subsidiary of American Enterprise Properties Corporation.
 On September 20, 2013, AEP Rail Corp. ("AEP") purchased the remainder of the management agreement between AEP Leasing and ARL for approximately $21 million; ARL then distributed $71 million in cash and approximately $171 million in notes receivable (including interest accrued) to IRL.

 On October 2, 2013, our subsidiaries, AEP and IEP Energy Holding LLC, entered into a contribution agreement with ARL and IRL (the "ARL Contribution Agreement") pursuant to which AEP contributed approximately $279 million in cash to ARL; on January 1, 2014, AEP contributed the fair market value of its 100% interest in AEP Leasing (which it had received from IEP Energy Holding LLC) to a newly capitalized ARL ("New ARL"); in exchange,  AEP received a 75% membership interest in New ARL.  New ARL then incurred additional debt of $381 million in February 2014. Pursuant to the ARL Contribution Agreement, New ARL distributed 381 million to IRL on February 24, 2014. See Note 20, "Subsequent Events - Railcar," to the consolidated financial statements for further discussion.
These transactions were reviewed and approved by Icahn Enterprises' audit committee, which was advised by its independent counsel and financial advisers.
New ARL is an entity under common control. Accordingly, the accompanying consolidated financial statements and footnotes include the assets and operations of New ARL for all periods presented. In addition, all earnings and capital transactions prior to our investment in New ARL are allocated to non-controlling interests.
ARI's Annual Report on Form 10-K contains a detailed description of its business, products, industry, operating strategy and associated risks. ARI's filings with the SEC are available on the SEC's website at www.sec.gov.
The North American railcar market has been, and our Railcar segment expects it to continue to be, highly cyclical. Increased North American crude oil production has contributed to the strong industry-wide demand for tank railcars, resulting in record industry levels for tank railcar shipments and backlog. Additionally, our Railcar segment believes that inquiry activity for hopper railcars is growing. Consistent with industry expectations, our Railcar segment anticipates demand for hopper railcars, specifically plastic pellet railcars, to begin strengthening for deliveries from 2015 through 2017. However, our Railcar segment cannot assure you that tank railcar demand will continue at historically strong levels, that demand for hopper railcars, or any other railcar types, will improve, or that its railcar orders and shipments will track industry-wide trends.
Railcar shipments for the year ended December 31, 2013 were approximately 6,900 railcars, including approximately 3,960 railcars to leasing customers, as compared to 7,880 railcars for the prior year, of which approximately 2,950 railcars were to leasing customers. (Shipments of railcars for lease are included in manufacturing operations' net sales in the table above however they are eliminated from net sales in consolidation as they represent shipments to ARI's leasing business and New ARL, which includes AEP Leasing).
As of December 31, 2013, our Railcar segment had a backlog of approximately 8,560 railcars, including approximately 3,570 railcars for lease customers as compared to a backlog of approximately 7,060 railcars as of December 31, 2012, including approximately 3,640 railcars for lease customers. In response to changes in customer demand, our Railcar segment continues to adjust production rates at its railcar manufacturing facilities.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Total manufacturing revenues, before elimination of railcar sales to our Railcar segment's leasing operations, for the year ended December 31, 2013 increased by $11 million (1%) over the comparable prior year period. The increase was primarily due to higher mix of tank railcars sold, which generally sell at higher prices due to more material and labor content, and improved general market conditions. Manufacturing revenues for the year ended December 31, 2013 include revenues of $456 million relating to railcars built for our Railcar segment's leasing operations, compared to $323 million for the comparable prior year period.
Gross margin from manufacturing operations, before eliminations relating to railcar sales to our Railcar segment's leasing operations, for the year ended December 31, 2013 was $197 million compared to $163 million for the comparable prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues was 23% for the year ended December 31, 2013 compared to 19% for the comparable prior year period. The increase in gross margin percentage over the respective periods was primarily due to a shift in the sales mix to a higher concentration of tank railcars.
Railcar leasing revenues increased for the year ended December 31, 2013 as compared to the corresponding prior year period due to an increase in number of railcars leased to customers and an increase in the average lease rate. Total railcars on lease at the end of 2013 were approximately 34,700, compared to approximately 30,000 at the end of 2012.
Railcar services revenues increased for the year ended December 31, 2013 as compared to the prior year period was primarily due to an increase in certain railcar repair projects performed at ARI's hopper railcar manufacturing facility and higher demand for paint and lining work at its repair facilities.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Total manufacturing revenues, before elimination of railcar sales to our Railcar segment's leasing operations, for the year ended December 31, 2012 increased by $364 million (74%) over the comparable prior year period. The increase over the prior year was due to an increase in mix of tank railcars sold, which generally sell at higher prices due to more material and labor content, improved market conditions, an increase in railcar shipments and higher revenues from certain material cost changes generally passed through to customers. Manufacturing revenues for year ended December 31, 2012 include revenues of $323 million relating to railcars built for our Railcar segment's leasing operations, compared to $36 million for the comparable prior year period.
Gross margin from manufacturing operations for the year ended December 31, 2012 was $163 million compared to $48 million for the prior year. Gross margin from manufacturing operations as a percentage of manufacturing operations revenues was 19% for the year ended December 31, 2012 compared to 10% for the prior year. The improvement over the prior year was primarily due to improved sales mix and pricing, and operating leverages and efficiencies as a result of higher production volumes.
Railcar leasing revenues for the year ended December 31, 2012 increased as compared to the corresponding prior year period. The increase over the prior year was primarily attributable to an increase in the number of railcars held on lease with third parties, and higher lease rates compared to prior year. Total railcars on lease at the end of 2012 were approximately 30,000, compared to approximately 27,500 at the end of 2011.
Railcar services revenues decreased for the year ended December 31, 2012 as compared to the prior year period was primarily due to decreased railcar repair projects at manufacturing facilities, as this capacity was returned to new railcar manufacturing during 2012.

Other Segments
Gaming
Tropicana's Annual Report on Form 10-K contains a detailed description of its business, products, industry, operating strategy and associated risks. Tropicana's filings with the SEC are available on the SEC's website at www.sec.gov.
Current economic conditions continue to adversely impact Tropicana and the gaming industry as a whole. While general economic conditions have modestly improved, we cannot assure you that they will continue to improve or will not worsen in the future. Net revenues from Tropicana AC comprise approximately 42%, 43% and 45% of our Gaming segment's net revenues for the years ended December 31, 2013, 2012 and 2011, respectively.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Casino revenues are one of Tropicana's main performance indicators and account for a significant portion of its net revenues. The decrease in casino revenues for the December 31, 2013 as compared to the comparable prior year period was primarily due to a 7.6% decrease in consolidated gaming volumes, primarily due to lower gaming volumes at Tropicana AC and Baton Rouge. Tropicana's consolidated gaming hold percentage was 9.8% for both the years ended December 31, 2013 and 2012.
Net revenues from Tropicana AC comprise approximately 42% and 43% of Tropicana's total net revenues for the years ended December 31, 2013 and 2012, respectively. Based on market data, the Atlantic City market experienced year over year declines in casino win of 6.2% and 8.0% for the years ended December 31, 2013 and 2012, respectively. Tropicana AC's gaming results were negatively impacted by lower table games and slot volumes primarily due to the increased competition coupled with the lingering effects of Super Storm Sandy which occurred in late October 2012. Although Tropicana AC did not suffer any significant damage, the severity of the property damage to a large portion of the Atlantic City feeder markets resulted in long term business interruption.
Revenues from rooms decreased for the year ended December 31, 2013 as compared to the corresponding prior year period. The average daily room rate and occupancy across all of Tropicana's gaming properties were $69 and 60%, respectively, for the year ended December 31, 2013 as compared to $69 and 61%, respectively, for the comparable prior year period.
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

Net revenues from Tropicana AC comprise approximately 43% and 45% of Tropicana's total net revenues for the years ended December 31, 2012 and 2011, respectively. Based on market data, the Atlantic City market experienced year over year declines in casino win of 8% in 2012. The Tropicana AC casino win percentage decrease exceeded the Atlantic City market as a whole primarily due to additional gaming supply from the new competitor in our market in April 2012 and lower table games and slot volumes. In addition, 2012 results include the effects of Hurricane Sandy which caused a city mandated five-day closure of all Atlantic City casinos in late October 2012. Although Tropicana AC did not suffer any significant damage, it encountered significant business interruption and its customer visitation has yet to return to normalized levels. Tropicana also believes that the Atlantic City market had been adversely affected by increased competition from new and expanded casinos and other permitted gambling in surrounding states in 2012.
Revenues from rooms for the year ended December 31, 2012 decreased compared to the prior year. The average daily room rate and occupancy across all of Tropicana's gaming properties were $69 and 61%, respectively, for the year ended December 31, 2012 compared to $72 and 66%, respectively, for the prior year.

Food Packaging
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
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Net sales for the year ended December 31, 2013 increased by $28 million (8%) compared to the prior year. The increase was due to an increase of $26 million attributable to volume and $3 million attributable to price and product mix, offset in part by $1 million attributable to foreign currency translation.
Cost of goods sold for the year ended December 31, 2013 increased by $22 million (8%) as compared to the prior year. While cost of goods sold increased primarily due to volume, gross margin as a percent of net sales was 23% for both 2013 and 2012.
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
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Revenues from our real estate operations for each of the years ended December 31, 2013 and 2012 are substantially derived from our resort and rental operations. Revenues from sales of residential units in our real estate development operations represent less than 5% of total Real Estate revenues for each of the years ended December 31, 2013 and 2012.
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
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Net sales for 2013 decreased by $44 million (19%) compared to 2012. The decrease was primarily due to the effects of exiting certain unprofitable programs and customers, including licenses products. Cost of goods sold for 2013 decreased by $45 million (22%) compared to 2012. The decrease was primarily due to lower sales volume. Gross margin for 2013 increased by $1 million (5%) compared to 2012. Gross margin as a percentage of net sales was 12% for 2013 as compared to 10% for 2012. The improvement was primarily due to the effects of exiting certain unprofitable programs and customers.
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

Holding Company
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Net gains (loss) from investment activities were $(158) million for the year ended December 31, 2013 as compared to $27 million for the corresponding prior year period. The net loss from investment for 2013 was primarily due to unrealized losses from certain swaps that were assigned to the Holding Company from the Investment segment during August 2013. See Note 8, "Financial Instruments - Investment Segment and Holding Company, " for further discussion.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Net gains from investment activities were $27 million for both the years ended December 31, 2012 and 2011. The net gains were primarily due to net unrealized gains related to certain investments held by the Holding Company.

Other Consolidated Results of Operations
Other Income (Loss), Net
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Our consolidated other income (loss), net for the year ended December 31, 2013 and 2012 was $21 million and $(175) million, respectively. Included in our consolidated other income (loss), net are gains and losses related to certain of our derivatives. See Note 8, "Financial Instruments," and Note 18, "Other Income (Loss), Net," to the consolidated financial statements for further discussion.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Our consolidated other income (loss), net for the year ended December 31, 2012 and 2011 was $(175) million and $(72) million, respectively. Included in our consolidated other income (loss), net are gains and losses related to certain of our derivatives. See Note 8 and Note 18 to the consolidated financial statements for further discussion.
Selling, General and Administrative
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Our consolidated SG&A for the year ended December 31, 2013 increased by $142 million (11%) as compared to the comparable prior year period. The increase was primarily due to an increase of $95 million by our Investment segment due to an increase in compensation expense as a result of certain fund performance during 2013. In addition, SG&A increased by $39 million related to the SG&A expenses of our Automotive segment, which included a net decrease of OPEB curtailment gains of $32 million over the respective periods (the effect of which represents an increase in SG&A over the comparable periods). In addition, SG&A increased by $25 million of SG&A related to our Energy segment for the year ended December 31, 2013 for which there are limited comparable results in the comparable prior year period as we consolidated CVR effective May 4, 2012. This was offset in part by a decrease of $12 million related to SG&A expenses of our Gaming segment primarily due to certain cost cutting measures and decrease in real estate taxes due to a favorable tax settlement and a decrease in our Home Fashion segment of $6 million primarily due to cost cutting measures.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Our consolidated SG&A for the year ended December 31, 2012 increased by $38 million (3%) as compared to the comparable prior year period. The increase in SG&A for the year ended 2012 as compared to the corresponding prior year period was primarily due to the inclusion of the results of CVR effective May 5, 2012 for which there are limited comparable results in the comparable prior year, offset in part by lower expenses by our Automotive and Home Fashion segments from cost savings measures.
Restructuring
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Our consolidated restructuring costs were $50 million and $31 million for the year ended December 31, 2013 and 2012, respectively, which were primarily attributable to our Automotive segment in each of the respective periods. During the year ended December 31, 2013 and 2012, our Automotive segment recorded $40 million and $26 million in restructuring charges, respectively, as further discussed below.
In February 2013, Federal-Mogul's board of directors approved the evaluation of restructuring opportunities in order to improve operating performance. Federal-Mogul obtained its board of directors' approval to commence a restructuring plan ("Restructuring 2013"). Restructuring 2013 is intended to take place between 2013 and 2015 with an expected total cost of $73 million, of which an estimated $58 million and $15 million pertains to employee costs and facility costs, respectively. In connection with Restructuring 2013, Federal-Mogul recorded $39 million in charges for the year ended December 31, 2013, substantially all of which pertain to employee costs.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Our consolidated restructuring costs were $31 million and $11 million for the year ended December 31, 2012 and 2011, respectively, which were primarily attributable to our Automotive segment in each of the respective periods. During the year ended December 31, 2012 and 2011, our Automotive segment recorded $26 million and $5 million in restructuring charges, respectively, as further discussed below.
In June 2012, Federal-Mogul announced a restructuring plan ("Restructuring 2012") to reduce or eliminate capacity at several high-cost VCS facilities and transfer production to lower-cost locations. Restructuring 2012 was completed during 2013. In connection with Restructuring 2012, Federal-Mogul incurred restructuring charges totaling $13 million.
Impairment
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Our consolidated impairment for the year ended December 31, 2013 decreased by $113 million (88%) as compared to the corresponding prior year period. The decrease was primarily due to our Automotive segment. During the years ended December 31, 2013 and 2012, our Automotive segment had total impairment charges of $8 million and $98 million, respectively. The impairment charges for 2012 primarily related to intangibles and property plant and equipment.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Our consolidated impairment for the year ended December 31, 2012 increased by $58 million (82%) as compared to the corresponding prior year period. The decrease was primarily due to our Automotive segment. During the years ended December 31, 2012 and 2011, our Automotive segment had total impairment charges of $98 million and $48 million, respectively, primarily related to intangibles and property plant and equipment.
Interest Expense
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Interest expense for both Icahn Enterprises and Icahn Enterprises Holdings during 2013 decreased by $12 million (2%) as compared the corresponding prior year period. The decrease was primarily due to lower interest expense incurred by our Automotive segment as a result of the expiration of certain interest swaps during the first quarter of 2013, lower interest expense incurred by our Railcar segment as a result of a lower interest rate secured on its lease fleet financing and lower average debt balance due to the voluntary early redemption of its senior unsecured notes, offset in part higher interest expense incurred on certain Holding Company debt issued during the third quarter of 2012 and net higher interest rate incurred on certain debt issued in the third quarter of 2013 (our variable rate notes matured on August 15, 2013), the inclusion of interest expense related to CVR's debt effective May 4, 2012 and higher interest expense incurred by our Investment segment attributable to due to higher broker balances.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Interest expense for both Icahn Enterprises and Icahn Enterprises Holdings during 2012 increased by $82 million (17%) compared to the corresponding prior year period. The increase was primarily due to higher interest expense incurred on certain debt issued during the first and third quarter of 2012 and the inclusion of interest expense related to CVR's debt effective May 4, 2012, offset in part by lower interest expense incurred on due to broker balances.
Income Tax Expense
In September 2013, the Treasury Department and the Internal Revenue Service released final regulations that provided guidance on the application of IRC Section 263(a) for amounts paid to acquire, produce, or improve tangible property, as well as the rules for materials and supplies and proposed regulations addressing dispositions and general asset accounts.  The final regulations are generally effective for tax years beginning on or after January 1, 2014.  We are currently evaluating the impact of these new regulations and do not expect them to have a material impact to our financial statements.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
For 2013, Icahn Enterprises recorded an income tax benefit of $118 million on pre-tax income of $2,326 million compared to an income tax expense of $81 million on pre-tax income of $681 million for 2012. Icahn Enterprises' effective income tax rate was (5.1)% and 11.9% for 2013 and 2012, respectively.
For 2013, Icahn Enterprises Holdings recorded an income tax benefit of $118 million on pre-tax income of $2,326 million compared to an income tax expense of $81 million on pre-tax income of $682 million for 2012. Icahn Enterprises Holdings' effective income tax rate was (5.1)% and (11.9)% for 2013 and 2012, respectively.
The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in valuation allowances and partnership income not subject to taxation, as such taxes are the responsibility of the partners.
For 2013, Icahn Enterprises and Icahn Enterprises Holdings recognized a deferred tax benefit on its pre-tax earnings primarily due to income tax benefits recorded on a release of valuation allowance on the deferred tax assets in our Automotive and Food Packaging segments of $287 million and $51 million, respectively.  During 2013, IEH FM Holdings LLC, the parent company of Federal-Mogul, was contributed to American Entertainment Properties Corp. (“AEPC”), an indirect subsidiary of ours, in a tax-free transaction.  Pursuant to the contribution, AEPC owned a controlling interest in Federal-Mogul and Federal-Mogul became part of the federal income tax consolidated group of AEPC.  Positive and negative evidence was evaluated and AEPC was able to conclude that it was more likely than not to realize a portion of the Federal-Mogul deferred tax assets as part of the consolidated U.S. tax filing and released $287 million of the Federal-Mogul valuation allowance. Additionally, in 2013, Viskase's management evaluated the positive and negative evidence concerning the expected realization of its deferred tax assets and was able to conclude that it was more likely than not that all of the deferred tax assets will be realized and fully released its $51 million valuation allowance.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
For 2012, Icahn Enterprises recorded an income tax benefit of $81 million on pre-tax income of $681 million compared to an income tax expense of $34 million on pre-tax income of $1,834 million for 2011. Icahn Enterprises' effective income tax rate was (11.9)% and 1.9% for 2012 and 2011, respectively.
For 2012, Icahn Enterprises Holdings recorded an income tax benefit of $81 million on pre-tax income of $682 million compared to an income tax expense of $34 million on pre-tax income of $1,835 million for 2011. Icahn Enterprises' effective income tax rate was (11.9)% and 1.9% for 2012 and 2011, respectively.
The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in valuation allowances and partnership income not subject to taxation, as such taxes are the responsibility of the partners.
For 2012, Icahn Enterprises and Icahn Enterprises Holdings recognized a deferred tax benefit on its pre-tax earnings in 2012 as compared to an income tax expense in 2011 on pre-tax income primarily due to a $284 million income tax benefit recorded by our Holding Company in 2012 and a $29 million income tax benefit recognized by our Automotive segment.  The income tax benefit recorded by our Holding Company during 2012 was primarily related to the reversal of $221 million of the valuation allowance on deferred tax assets by AEPC. In February, 2012, pursuant to a tax-free reorganization, WestPoint Home LLC, representing our Home Fashion segment, merged into a newly formed single member limited liability company owned by AEPC. Also, on May 4, 2012, AEP acquired a controlling interest in CVR.   In recording this reversal, AEPC evaluated all positive and negative evidence associated with its deferred tax assets, primarily as a result of the change in estimated future earnings from the acquisition of CVR, and concluded it was more likely than not that all of the federal net operating loss carryforward related to our Home Fashion segment would be realized.  The income tax benefit of $29 million recognized by our Automotive segment was primarily due to the recognition of approximately $300 million income tax benefit from the settlement of income tax liabilities subject to compromise, offset in part by $278 million income tax expense related to an increase in valuation allowance pursuant to the settlement, resulting in a net income tax benefit of $22 million.  In contrast, during 2011, Icahn Enterprises and Icahn Enterprises Holdings recognized income tax expense of $34 million, primarily due to income tax expense of $17 million and $8 million recognized on the net book income of corporate entities in our Automotive segment and Holding Company, respectively.

Liquidity and Capital Resources

Holding Company
As of December 31, 2013, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $3.7 billion. As of December 31, 2013, our Holding Company had cash and cash equivalents of approximately $782 million and total debt of approximately $4.0 billion.
We are a holding company. Our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units likely will depend on the cash flow resulting from divestitures, equity and debt financings, interest income, returns on our interests in the Investment Funds and the payment of funds to us by our subsidiaries in the form of loans, dividends and distributions. We may pursue various means to raise cash from our subsidiaries. To date, such means include receipt of dividends from subsidiaries, obtaining loans or other financings based on the asset values of subsidiaries, or selling debt or equity securities of subsidiaries through capital markets transactions. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt or distributions on our depositary units could be limited. The operating results of our subsidiaries may not be sufficient for them to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements.
As of December 31, 2013 based on covenants in the indenture governing our senior notes, we could incur approximately $3.4 billion in additional indebtedness. See Note 11, “Debt,” to the consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.
CVR Dividends and CVR Refining Distributions
On January 24, 2013, the board of directors of CVR adopted a quarterly cash dividend policy. Subject to declaration by its board of directors, CVR's quarterly dividend is currently $0.75 per share, or $3.00 per share on an annualized basis. As we currently own approximately 82.0% of the common shares of CVR, the majority of CVR's dividend will directly upstream to us. For the year ended December 31, 2013 we received $1,015 million in dividends from CVR, including two special dividends declared as discussed below. Subsequent to December 31, 2013, CVR declared a quarterly dividend which will result in an additional aggregate $53 million in dividends paid to us in the first quarter of 2014. In addition, subsequent to December 31, 2013, CVR Refining declared a quarterly dividend which will result in an additional aggregate $3 million in dividends paid to us in the first quarter of 2014.
Distributions on Depositary Units
On February 11, 2013, we announced that our board of directors of our general partner approved a modification to our distribution policy to provide for an increase in the annual distribution from $1.40, comprised of $0.40 in cash and $1.00 in depositary units, to $4.00 per depositary unit, payable in either cash or additional depositary units, at the election of each depositary unit holder. On May 29, 2013, the board of directors of our general partner further modified our distribution policy to increase our annual distribution from $4.00 per depositary unit to $5.00 per depositary unit. Further, on March 3, 2014, the board of directors of our general partner announced an increase in our annualized distribution from $5.00 per depositary unit to $6.00 per depositary unit.
During 2013, Mr. Icahn and his affiliates elected to receive a majority of their proportionate share of these distributions in depositary units, rather than cash. Mr. Icahn and his affiliates owned approximately 87.9% of Icahn Enterprises' outstanding depositary units as of December 31, 2013. Mr. Icahn and his affiliates have indicated that it is their present intention to elect to receive the increase in Icahn Enterprises’ cash distribution in additional depositary units for the foreseeable future.
During 2013, the board of directors of our general partner declared four quarterly distributions aggregating $4.50 per depositary unit. Depositary unit holders were given the option to make an election to receive the distributions either cash or additional depositary units; if a holder did not make an election, it was automatically deemed to have elected to receive the distributions in cash. We distributed 5,276,509 of depositary units to those Depositary unit holders who elected to receive such distributions in depositary units.

On February 25, 2014, the board of directors of our general partner declared a quarterly distribution in the amount of $1.50 per depositary unit, which will be paid on or about April 22, 2014 to depositary unit holders of record at the close of business on March 13, 2014. Depositary unit holders will have until April 3, 2014 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 10 consecutive trading days ending April 17, 2014. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
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
Equity Offerings
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
As discussed elsewhere in this Report, on June 12, 2013, Icahn Enterprises entered into an underwriting agreement with Credit Suisse Securities (USA) LLC, UBS Securities LLC, Jefferies LLC, Citigroup Global Markets Inc., Oppenheimer & Co. Inc., Keefe, Bruyette & Woods, Inc., Wunderlich Securities, Inc. and KeyBanc Capital Markets Inc., providing for the issuance and purchase of an aggregate of 1,600,000 depositary units representing limited partner interests in Icahn Enterprises at a price to the public of $75.54 per depositary unit. The depositary units were delivered to the unitholders on June 17, 2013.
As discussed elsewhere in this Report, on December 9, 2013, Icahn Enterprises entered into an underwriting agreement with Morgan Stanley & Co. LLC, providing for the issuance and purchase of an aggregate of 2,000,000 depositary units representing limited partner interests in Icahn Enterprises at a price to the public of $135.00 per depositary unit. The depositary units were delivered to the unitholders on December 13, 2013.
We received an aggregate net proceeds of $581 million from these equity offerings during the year ended December 31, 2013 after deducting underwriting discounts, commissions and other offering related fees and expenses. Additionally, in connection with these equity offerings, our general partner made aggregate contributions of $12 million to Icahn Enterprises and Icahn Enterprises Holdings during the year ended December 31, 2013 in order to maintain its 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings.
Debt Offerings
On January 17, 2012, February 6, 2012 and July 12, 2012, we issued an aggregate $1,000 million principal amount of the 2012 Additional Notes. The 2012 Additional Notes constitute the same series of securities as the 8% Senior Unsecured Notes due 2018 for purposes of the indenture governing the notes and will vote together on all matters with such series. The 2012 Additional Notes have substantially identical terms as the 8% Senior Unsecured Notes due 2018. (The 8% Senior Unsecured Notes due 2018 together with the Senior Unsecured Notes due 2016 are collectively referred to as the "Initial Notes".) See Note 11, "Debt," for further discussion.
On August 1, 2013, we issued $500 million aggregate principal amount of 2020 Notes. As discussed elsewhere, all of the 2020 Notes were properly tendered in the exchange offer and accepted by us in exchange for registered Exchange Notes.
As discussed elsewhere in this Report, on January 21, 2014, the Issuers closed on their sale of $3.65 billion in aggregate principal amount of their New Notes. We used the proceeds from the issuance of the Initial New Notes to refinance our 2016 and 2018 Notes. See Note 11, "Debt-Senior Unsecured Notes - Icahn Enterprises and Icahn Enterprises Holdings" for further discussion regarding our 2016 and 2018 Notes. As a result of this refinancing, we purchased $3,500 million aggregate principal of the 2016 and 2018 Notes and recognized a loss of approximately $108 million on extinguishment of debt during the first quarter of 2014. The 2016 Notes and 2018 Notes were discharged in full on February 6, 2014.
As discussed elsewhere in this Report, on January 29, 2014, the Issuers closed on the sale of $1.350 billion aggregate principal amount of the 2022 Notes. The net proceeds from the sale of the 2022 Notes were approximately $1.340 billion after deducting the initial purchaser’s discount and commission and estimated fees and expenses related to the offering.
See Note 20, "Subsequent Events - Icahn Enterprises," for further discussion regarding these debt offerings and tender offer.
Borrowings
 Debt consists of the following:

	Icahn Enterprises		Icahn Enterprises Holdings
	December 31,		December 31,
	2013	2012	2013	2012
	(in millions)		(in millions)
6% senior unsecured notes due 2020 - Icahn Enterprises/Icahn Enterprises Holdings	$493	$—	$493	$—
8% senior unsecured notes due 2018 - Icahn Enterprises/Icahn Enterprises Holdings	2,473	2,476	2,470	2,471
7.75% senior unsecured notes due 2016 - Icahn Enterprises/Icahn Enterprises Holdings	1,050	1,050	1,047	1,047
Senior unsecured variable rate convertible notes due 2013 - Icahn Enterprises/Icahn Enterprises Holdings	—	556	—	556
Debt facilities - Automotive	2,494	2,738	2,494	2,738
Debt facilities - Energy	500	749	500	749
Credit facilities - Energy	125	125	125	125
Debt and credit facilities - Railcar	1,448	1,600	1,448	1,600
Credit facilities - Gaming	298	171	298	171
Senior secured notes and revolving credit facility - Food Packaging	215	214	215	214
Mortgages payable - Real Estate	49	70	49	70
Other	150	124	150	124
	$9,295	$9,873	$9,289	$9,865

See Note 11, “Debt,” to the consolidated financial statements contained elsewhere in this Report for additional information concerning terms, restrictions and covenants of our debt. As of December 31, 2013, we are in compliance with all debt covenants.

Contractual Commitments and Contingencies
The following table reflects, at December 31, 2013, our contractual cash obligations, subject to certain conditions, due over the indicated periods:

	2014	2015	2016	2017	2018	Thereafter	Total
	(in millions)
Debt obligations	$2,382	$1,034	$1,460	$34	$2,891	$1,457	$9,258
Capital lease obligations	2	2	3	2	2	43	54
Interest payments	493	439	329	314	99	254	1,928
Pension and other post-employment benefit plans	114	107	102	92	68	251	734
Operating lease obligations	77	64	56	43	34	114	388
Purchase obligations	214	110	102	101	101	883	1,511
Letters of credit	66	—	—	—	—	—	66
Other(1)	260	—	—	—	—	—	260
Total	$3,608	$1,756	$2,052	$586	$3,195	$3,002	$14,199

(1)Includes amount related to Tropicana's purchase of Lumiére Place Casino, HoteLumiére, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri (collectively, "Lumiére") for $260 million in cash, subject to adjustments. The transaction is expected to close in early 2014, although Tropicana can make no assurances that the conditions will be satisfied or that the sale will be consummated in a timely manner, if at all.

In addition to the amounts in the table above, our Energy segment has $26 million in standby letters of credit to secure transportation services for crude oil.
As discussed elsewhere in this Report, on January 21, 2014, the Issuers closed on our sale of $3.65 billion in aggregate principal amount of our New Notes. We used the proceeds from the issuance of the New Notes to refinance our 2010-2012 Notes. See Note 11, "Debt-Senior Unsecured Notes - Icahn Enterprises and Icahn Enterprises Holdings" for further discussion regarding the 2010-2012 Notes. As a result of this refinancing, we purchased $3,500 million aggregate principal of the 2010-2012 Notes and recognized a loss of approximately $108 million on extinguishment of debt during the first quarter of 2014. The 2016 Notes and 2018 Notes comprising the 2010-2012 Notes were discharged in full on February 6, 2014. These transactions been excluded from the above table.
As discussed elsewhere in this Report, on January 29, 2014, the Issuers closed on the sale of $1.35 billion aggregate principal amount of the 2022 Notes. The net proceeds from the sale of the 2022 Notes were approximately $1.34 billion after deducting the initial purchaser’s discount and commission and estimated fees and expenses related to the offering. This debt offering has been excluded from the above table.
See Note 20, "Subsequent Events - Icahn Enterprises," for further discussion regarding these debt offerings and tender offer.
As discussed elsewhere in this Report, in January 2014, a subsidiary of ARI refinanced its senior secured term loan facility under an amended and restated credit agreement to, among other things, increase the aggregate borrowings available thereunder. In connection with the financing, a subsidiary of ARI received proceeds of approximately $316 million, net of fees and expenses. Of this amount, approximately $194 million was used to refinance the original 2012 lease fleet financing facility, resulting in net proceeds of approximately $122 million. See Note 20, "Subsequent Events - Railcar," for further discussion. This transaction has been excluded from the above table.
As discussed elsewhere in this Report, in February 2014, as required by the ARL Contribution Agreement, New ARL incurred debt of approximately $385 million to finance its distribution of $381 million of cash to IRL See Note 20, “Subsequent Events - Railcar,” for further discussion. This transaction has been excluded from the above table.
As discussed elsewhere in this Report, in January 2014, in connection with the financing transactions, on January 30, 2014, Viskase entered into a Credit Agreement with UBS AG, Stamford Branch (“UBS”), as Administrative Agent and Collateral Agent, and the Lenders parties thereto, providing for a $275 million senior secured covenant lite term loan facility

(“Term Loan”). A portion of the Term Loan was used to satisfy and discharge all of the existing Viskase 9.875% Notes. This transaction has been excluded from the above table.
Certain of PSC Metals Inc.'s ("PSC Metals") and Federal-Mogul's facilities are environmentally impaired. PSC Metals and Federal-Mogul have estimated their liability to remediate these sites to be $29 million and $14 million, respectively, at December 31, 2013. Additionally, Federal-Mogul has identified sites with contractual obligations and sites that are closed or expected to be closed and sold in connection with its restructuring activities and has accrued $26 million as of December 31, 2013, primarily related to removing hazardous materials in buildings. For further discussion regarding these commitments, among others, see Note 19, “Commitments and Contingencies,” to the consolidated financial statements.
As discussed in Note 6, “Investments and Related Matters,” to the consolidated financial statements, we have contractual liabilities of approximately $884 million related to securities sold, not yet purchased as of December 31, 2013. This amount has not been included in the table above as their maturity is not subject to a contract and cannot be properly estimated.
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
Consolidated Cash Flows
The following table summarizes cash flow information for the year ended December 31, 2013 and cash and cash equivalents as of December 31, 2013 for each of Icahn Enterprises' operating segments and the Holding Company:

	Year Ended December 31, 2013			December 31, 2013
	Net Cash Provided By (Used In)			Cash and Cash Equivalents
	Operating Activities	Investing Activities	Financing Activities
	(in millions)
Investment	$(136)	$—	$(139)	$3
Automotive	418	(355)	(192)	761
Energy	431	(250)	625	842
Metals	69	(14)	—	31
Railcar	273	(397)	36	417
Gaming	64	(67)	119	359
Food Packaging	(6)	(19)	1	19
Real Estate	37	(2)	(22)	32
Home Fashion	5	—	—	16
Holding Company	(438)	(352)	479	782
	$717	$(1,456)	$907	$3,262

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
Operating Activities
Net cash provided by operating activities for 2013 of $717 million was primarily attributable to our Energy, Automotive and Railcar segments which had net cash provided by operating activities of $431 million, $418 million and $273 million, respectively, primarily due to earnings before depreciation and amortization for each segment, offset in part by changes in operating assets and liabilities.

Our Investment segment had net cash used in operating activities of $136 million primarily relating to its investment transactions. Additionally, our Holding Company had net cash used in operating activities of $438 million primarily due to the payments of interest expense on its debt.
Investing Activities
Net cash used in investing activities for 2013 of approximately $1.5 billion was primarily due to consolidated capital expenditures of approximately $1.2 billion, of which $424 million was related to our Railcar segment, $380 million was related to our Automotive segment and $256 million was related to our Energy segment. Capital expenditures for our Railcar segment for 2013 included $402 million for manufacturing railcars for lease to others, which are included in property, plant and equipment, net in our consolidated balance sheets.
Financing Activities
Net cash provided by financing activities for 2013 of $907 million was primarily attributable to our Energy segment and our Holding Company, offset in part by our Automotive and Investment segments. Our Energy segment received net proceeds of approximately $1.2 billion from various equity offerings, which excludes $162 million paid by us for investments in connection with these offerings, offset in part by repayments of debt of $245 million and aggregate dividends paid by our Energy segment of $370 million to its common unitholders, excluding dividends paid to our Holding Company. Our Holding Company had net proceeds of $593 million in connection with Icahn Enterprises' offering of depositary units, as discussed above. Additionally, our Holding Company received proceeds of $493 million from the offering of our 2020 Notes and repaid our variable rate notes of $556 million, as discussed further in Note 11, "Debt," to the consolidated financial statements.
During 2013, our Automotive segment had debt repayments of $275 million which was offset in part by proceeds from a rights offering to Federal-Mogul's holders of its common stock, which excludes proceeds received from our Holding Company. In addition, our Investment segment distributed $185 million to an affiliate of Mr. Icahn in connection with a non-cash transfer of a derivative liability.

Discussion of Segment Liquidity and Capital Resources
Investment
As of December 31, 2013, the Investment Funds' net notional exposure was 13%. The Investment Funds' long exposure was 144% (138% long equity and 6% long credit) and the Investment Funds' short exposure was 131% (131% short equity). The Investment Funds historically have had access to significant amounts of cash from prime brokers, subject to customary terms and market conditions.
Automotive
As of December 31, 2013, Federal-Mogul had $761 million of cash and cash equivalents, of which $224 million was held by foreign subsidiaries. In accordance with FASB ASC 740-30-25-17 through 19, Federal-Mogul asserts that these funds are indefinitely reinvested due to operational and investing needs of the foreign locations. Furthermore, Federal-Mogul will accrue any applicable taxes in the period when it no longer intends to indefinitely reinvest these funds. Federal-Mogul would expect that the impact on cash taxes would be immaterial due to: the availability of net operation loss carryforwards and related valuation allowances; earnings considered previously taxed; and applicable tax treaties.
On December 6, 2013, Federal-Mogul entered into an amendment (the “Amendment”) of its Term Loan and Revolving Credit Agreement dated as of December 27, 2007 (as amended, the “Credit Agreement”), among Federal-Mogul, the lenders party thereto, Citicorp USA, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wachovia Capital Finance Corporation and Wells Fargo Foothill, LLC, as Co-Documentation Agents, to amend its existing revolving credit facility to provide for a replacement revolving credit facility (the “Replacement Revolving Facility”). The Amendment, among other things, (i) increases the aggregate commitments available under the Replacement Revolving Facility from $540 million to $550 million, (ii) extends the maturity date of the Replacement Revolving Facility to December 6, 2018, subject to certain limited exceptions described below, and (iii) amends Federal-Mogul’s borrowing base to provide it with additional liquidity.
Advances under the Replacement Revolving Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate (as defined in the Credit Agreement) plus an adjustable margin of 0.50% to 1.00% based on the average monthly availability under the Replacement Revolving Facility or (ii) Adjusted LIBOR Rate (as defined in the Credit Agreement) plus a margin of 1.50% to 2.00% based on the average monthly availability under the Replacement Revolving Facility. An unused commitment fee of 0.375% also is payable under the terms of the Amendment.

Under certain limited circumstances the maturity date of the Replacement Revolving Facility may be accelerated. In the event that as of a particular determination date more than $300 million aggregate principal amount of Federal-Mogul’s existing term loans and certain related refinancing indebtedness will become due within 91 days of such determination date, the Replacement Revolving Facility will mature on such determination date.
The Amendment does not alter Federal-Mogul’s existing Tranche B or Tranche C term loans under the Credit Agreement dated December 7, 2007. The Tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. All term loans bear interest at LIBOR plus 1.9375%. To the extent that interest rates change by 25 basis points, Federal-Mogul’s annual interest expense would show a corresponding change of approximately $7 million and $2 million for years 2014 - 2015, the period of the term loans under its Credit Agreement.
As the Tranche B term loan matures on December 27, 2014, Federal-Mogul on December 6, 2013, entered into a backstop commitment letter (the "Backstop Commitment") with High River Limited Partnership (“High River”), an affiliate of Carl C. Icahn, in favor of Federal-Mogul with respect to its existing Tranche B term loan. The Backstop Commitment provides that if Federal-Mogul is unable to refinance its Tranche B term loan on or prior to September 27, 2014, High River or an affiliate thereof with at least the same net worth will provide loan financing of up to $1.6 billion to Federal-Mogul and its subsidiaries on arms-length terms to provide the funding necessary to repay the Tranche B term loan. The High River loan will be subject to negotiation and execution of definitive documentation to be approved by the independent directors of Federal-Mogul.
Federal-Mogul’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, and the availability of financing. Management believes that cash on hand, cash flow from operations, and available borrowings under its Credit Agreement and the Backstop Commitment will be sufficient to fund capital expenditures and meet its operating obligations through the end of 2014. In the longer term, Federal-Mogul believes that its base operating potential, supplemented by the benefits from its announced restructuring programs, will provide adequate long-term cash flows. However, there can be no assurance that such initiatives are achievable in this regard.
The Credit Agreement contains some affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. Federal-Mogul was in compliance with all debt covenants under the Credit Agreement as of December 31, 2013. Based on current forecasts, Federal-Mogul expects to be in compliance with the covenants under the Credit Agreement through December 31, 2014.
As of December 31, 2013 and 2012, the borrowing availability under the revolving credit facility was $550 million and $451 million, respectively. Federal-Mogul had $39 million and $37 million of letters of credit outstanding as of December 31, 2013 and 2012, respectively, pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.
On July 11, 2013, Federal-Mogul received $500 million in connection with its previously announced common stock registered rights offering (the “Federal-Mogul Rights Offering”). In connection with the Federal-Mogul Rights Offering, we fully exercised our subscription rights under our basic and over subscription privileges to purchase additional shares of Federal-Mogul common stock for an aggregate of $434 million, thereby increasing our ownership of Federal-Mogul. As of December 31, 2013, we indirectly owned approximately 80.7% of the outstanding common stock of Federal-Mogul.
Federal-Mogul maintains investments in several non-consolidated affiliates, which are located in China, Korea, Turkey and the United States. Federal-Mogul's direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $253 million and $240 million at December 31, 2013 and 2012, respectively.
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
Federal-Mogul holds a 50% non-controlling interest in a joint venture located in Turkey (the "Turkey JV"). The Turkey JV was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to original equipment and aftermarket customers. The Company purchases/sells inventory from/to the Turkey JV. Purchases from the Turkey JV for the years ended December 31, 2013, 2012 and 2011were $152 million, $150 million and $171, respectively. Sales to the Turkey JV for the years ended December 31, 2013, 2012, and 2011 were $44 million, $45 million and $46 million, respectively. Federal-Mogul had net accounts payable balances with the Turkey JV of $6 million and $5 million as of December 31, 2013 and 2012, respectively.
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
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Japan and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $271 million and $217 million as of December 31, 2013 and 2012, respectively. Of those gross amounts, $258 million and $216 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable; however, as of both December 31, 2013 and 2012, Federal-Mogul had had drawn all such cash. Proceeds from the transfers of accounts receivable qualifying as sales were $1.5 billion, $1.5 billion and $1.7 billion for the years ended December 31, 2013, 2012 and 2011, respectively.
Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposures to Federal-Mogul associated with certain of these facilities' terms were $21 million and $19 million at December 31, 2013 and 2012, respectively. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of December 31, 2013 and 2012, Federal-Mogul estimated the loss to be immaterial.
Federal-Mogul estimates its 2014 capital expenditures to be in the range of $370 million to $420 million.
Energy
As of December 31, 2013, CVR Refining had no amounts outstanding and availability of $373 million under its Amended and Restated ABL Credit Facility and had letters of credit outstanding of approximately $27 million. In addition, as of December 31, 2013, CVR Partners had $25 million availability under its revolving credit facility, with an uncommitted incremental facility of up to $50 million.
On October 23, 2012, Refining LLC and its wholly-owned subsidiary, Coffeyville Finance Inc., completed a private offering of $500 million in aggregate principal amount of 6.50% Senior Notes due 2022 (the "2022 Notes"). The 2022 Notes were issued at par. Refining LLC received approximately $493 million of cash proceeds, net of the underwriting fees, but before deducting other third-party fees and expenses associated with the offering. The 2022 Notes were secured by substantially the same assets that secured the then outstanding CVR Second Lien Notes, subject to exceptions, until such time that the outstanding CVR Second Lien Notes were satisfied and discharged in full which occurred on January 23, 2013. On October 23, 2012, CVR repurchased approximately $323 million of its First Lien Notes (as defined elsewhere in this Report) pursuant to a tender offer and issued a notice of redemption to redeem the remaining $124 million of outstanding First Lien Notes not tendered, on November 23, 2012.
See Note 11, “Debt-Energy," to our consolidated financial statements for further discussion regarding CVR's credit facilities, including the Amended and Restated ABL Credit Facility.
CVR Refining and CVR Partners have a distribution policy in which they will generally distribute all of their available cash each quarter, within 60 days after the end of each quarter. CVR Refining's distributions began with the quarter ended March 31, 2013 and have been adjusted to exclude the period prior to the CVR Refining IPO from January 1, 2013 through January 22, 2013. The distributions will be made to all common unitholders. CVR currently holds approximately 71% and 53% of CVR Refining's and CVR Partner's common units outstanding, respectively. The amount of each distribution will be determined pursuant to each general partner's calculation of available cash for the applicable quarter. The general partner of each partnership, as a non-economic interest holder, is not entitled to receive cash distributions. As a result of each general partner's distribution policy, funds held by CVR Refining and CVR Partners will not be available for CVR's use, and CVR as a unitholder will receive its applicable percentage of the distribution of funds within 60 days, respectively, following each quarter. CVR Refining and CVR Partners do not have a legal obligation to pay distributions and there is no guarantee that they will pay any distributions on the units in any quarter.

On January 24, 2013, the board of directors of CVR adopted a quarterly cash dividend policy. Subject to declaration by its board of directors, CVR's quarterly dividend is currently $0.75 per share, or $3.00 per share on annualized basis. Additionally, CVR declared and paid two special cash dividends during the year ended December 31, 2013. CVR paid an aggregate total of approximately $1.2 billion in dividends, or $14.25 per share, during the year ended December 31, 2013, of which $1,015 million was paid to us.
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
CVR estimates that the total capital spending 2014 to be approximately $363 million consisting of (i) petroleum business total capital expenditure (excluding turnaround expenditures) of $343 million, (ii) nitrogen fertilizer business total capital expenditures (excluding turnaround expenditures) of $18 million and (iii) other of $2 million.
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
In February 2013, the nitrogen fertilizer business completed a significant two-year plant expansion designed to increase its UAN production capacity by 400,000 tons, or approximately 50% per year. The UAN expansion provides the nitrogen fertilizer business with the ability to upgrade substantially all of its ammonia production to UAN. Total capital expenditures associated with the UAN expansion were approximately $130 million, excluding capitalized interest.
Railcar
In January 2014, a subsidiary of ARI refinanced its senior secured term loan facility under an amended and restated credit agreement to, among other things, increase the aggregate borrowings available thereunder. In connection with the financing, a subsidiary of ARI received proceeds of approximately $316 million, net of fees and expenses. Of this amount, approximately $194 million was used to refinance the original 2012 lease fleet financing facility, resulting in net proceeds of approximately $122 million. The terms of the amended and restated credit agreement also provide a subsidiary of ARI with the right, but not the obligation, to increase the amount of the facility in an aggregate additional amount not to exceed $100 million subject to the conditions set forth in the amended and restated credit agreement. The facility accrues interest at a rate per annum equal to the 1-month LIBOR rate plus 2.0% and matures in January 2020.
Our Railcar segment plans to increase its railcar lease fleet in 2014 to meet customer demand for leased railcars that have been ordered. Capital expenditures for 2014 are expected to be approximately $510 million to $535 million for the purchase of additional railcars for our Railcar segment's lease fleet, as well as costs that will expand capabilities, maintain equipment and improve efficiencies.
Subsequent to December 31, 2013, as required by the ARL Contribution Agreement, New ARL incurred debt of approximately $385 million to finance its distribution of $381 million of cash to IRL. See Note 20, “Subsequent Events - Railcar,” to the consolidated financial statements for further discussion.
Gaming
Tropicana's cash flows are and will continue to be affected by a variety of factors, many of which are outside of its control, including regulatory restrictions, competition and other general business conditions. Tropicana repaid its existing credit facilities with a portion of the proceeds from the New Term Loan Facility as discussed below. We believe that Tropicana will have sufficient liquidity through a combination of available cash, credit facilities and cash flow from its properties to fund its cash requirements and capital expenditures for its normal operating activities.
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
In November 2013, Tropicana entered into (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million, issued at a discount of 0.5% (the “New Term Loan Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the “Revolving Facility” and, together with the New Term Loan Facility, the “New Credit Facilities”). Commencing on December 31, 2013, the New Term Loan Facility will amortize in equal quarterly installments in an amount of $750,000, with any remaining balance payable on November 27, 2020. Amounts under the Revolving Facility are available to be borrowed and re-borrowed until its termination on November 27, 2018. As of December 31, 2013, the Revolving Facility was undrawn and had $15 million of availability.
A portion of the net proceeds from the New Credit Facilities were used to repay in full the principal amounts outstanding under the existing credit facilities along with any accrued and unpaid interest. The Credit Facilities were terminated effective as of November 27, 2013. Tropicana also recognized a $5 million loss on debt retirement which related to the write-off of unamortized debt issuance costs and discounts. A portion of the proceeds from the New Credit Facilities is also intended to be used to finance our previously announced pending acquisition of the Lumière Place Casino and Hotel complex in St. Louis, Missouri (the “Lumière Acquisition”). Completion of the Lumière Acquisition is subject to various conditions, including, among others, regulatory approvals from the Missouri Gaming Commission and the U.S. Federal Trade Commission ("FTC"). FTC approval was received in January 2014. We can make no assurances that the conditions will be satisfied or that the Lumière Acquisition will be consummated in a timely manner, if at all.
The New Term Loan Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Revolving Facility accrues interest, at the Tropicana's option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of December 31, 2013, the interest rate on the New Term Loan Facility was 4.0% and no amounts were outstanding under the Revolving Facility.
At the election of Tropicana and subject to certain conditions, including a maximum senior secured net leverage ratio of 3.25:1.00, the amount available under the New Credit Facilities may be increased, which increased amount may be comprised of additional term loans and revolving loans.
The New Term Loan Facility may be prepaid at the option of Tropicana at any time without penalty (other than customary LIBO Rate breakage fees), except that a 1% re-pricing premium will apply in certain circumstances if any term loans under the New Term Loan Facility are prepaid prior to May 27, 2014. Tropicana is required to make mandatory payments of the New Credit Facilities with (i) net cash proceeds of certain asset sales (subject to reinvestment rights), (ii) net cash proceeds from certain issuances of debt and equity (with certain exceptions), (iii) up to 50% of annual excess cash flow (as low as 0% if the Tropicana's total leverage ratio is below 2.75:1.00), and (iv) certain casualty proceeds and condemnation awards (subject to reinvestment rights). In addition, if we do not consummate the Lumière Acquisition on or before December 31, 2014, or if the purchase agreement for the Lumière Acquisition is terminated, we are required to prepay the amount of $125 million (subject to credits for any prior optional prepayments of the New Term Loan Facility).
Our material cash requirements for 2014 are expected to include (i) the Lumiére acquisition of $260 million, subject to adjustments, (ii) principal and interest payments related to our New Term Loan Facility of $3 million and $12 million, respectively, (iii) capital maintenance expenditures expected to be between $30 million and $40 million, (iv) growth capital expenditures expected to be approximately $7 million, and (v) minimum lease payments under our operating leases of $7 million. The majority of our planned capital expenditures are discretionary and we may decide to spend more or less than the amounts described above. The Lumiére acquisition is expected to close in early 2014, although we can make no assurances that the conditions will be satisfied or that the sale will be consummated in a timely manner, if at all.
Food Packaging
In connection with certain financing transactions, on January 30, 2014, Viskase entered into a Credit Agreement with UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent, and the Lenders parties thereto, providing for a $275 million senior secured covenant lite term loan facility (“Term Loan”). A portion of the proceeds from the Term Loan was used to satisfy and discharge all of the existing Viskase 9.875% Notes and Viskase recorded a loss on debt extinguishment of approximately $16 million. The Term Loan bears interest at a LIBOR Rate plus 3.25% (with the LIBOR Rate carrying a 1.00% floor), or at a Base Rate equal to the sum of (1) the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50%, (c) one-month LIBOR plus 1.0%, or (d) 2.0%, plus (2) 2.25%. The Term Loan has a 1% per annum amortization with a maturity date of January 30, 2021. The Term Loan is subject to certain additional mandatory prepayments upon asset sales, incurrence of indebtedness not otherwise permitted, and based upon a percentage of excess cash flow. Prepayments on the Term Loan may be made at any time, subject to a prepayment premium of 1% for certain prepayments during the first six months of the term.
Indebtedness under the Term Loan is secured by liens on substantially all of Viskase’s domestic and Mexican assets, with liens on (i) the Fixed Asset Priority Collateral, to be contractually senior to the liens securing the Revolving Credit Facility pursuant to the intercreditor agreement, (ii) the ABL Priority Collateral, to be contractually subordinate to the liens securing the Revolving Credit Facility pursuant to the intercreditor agreement, and (iii) all other assets, to be contractually pari passu with the liens securing the Revolving Credit Facility pursuant to the intercreditor agreement. Our future direct or indirect material domestic subsidiaries are required to guarantee the obligations under the Term Loan, and to provide security by liens on their assets as described above.

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
The reporting unit fair values of segments are based upon consideration of various valuation methodologies, one of which is projecting future cash flows discounted at rates commensurate with the risks involved (“Discounted Cash Flow” or “DCF”). Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. We believe that our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in a DCF are based on estimates of the weighted-average cost of capital (“WACC”) of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective.
Automotive
All of our Automotive reporting units with goodwill passed "Step 1" of our October 1, 2013 goodwill impairment analysis.  PT and VCS, representing our Automotive segment reporting units, had fair values in excess of carrying values of approximately 99% and 26%, respectively. Based on the results of our "Step 1" goodwill impairment analysis for our Automotive segment, we concluded that no impairment existed and therefore "Step 2" of the goodwill impairment analysis was not necessary.  As of December 31, 2013, our PT and VCS reporting units had goodwill of $499 million and $635 million, respectively.
Energy
All of our Energy reporting units with goodwill passed "Step 1" of the April 30, 2013 goodwill impairment analysis.  Petroleum and Fertilizer, representing our Energy segment reporting units, had fair values in excess of carrying values of37%and18%, respectively. Based on the results of our "Step 1" goodwill impairment analysis for our Energy segment, we concluded that no impairment existed and therefore "Step 2" of the goodwill impairment analysis was not necessary.  As of December 31, 2013, our Petroleum and Fertilizer reporting units had goodwill of $574 million and $356 million, respectively.
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
Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods. Therefore, assumptions used to calculate benefit obligations as of the end of a fiscal year directly impact the expense to be recognized in future periods. The primary assumptions affecting Federal-Mogul's accounting for employee benefits as of December 31, 2013 are as follows:

•
Long-term rate of return on plan assets: The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. While the development of the long-term rate of return on assets gives appropriate consideration to recent fund performance and historical returns, the assumption is designed to approximate a long-term prospective rate. The expected long-term rate of return used to calculate net periodic pension cost is 7.45% for U.S. plans and a weighted average of 4.62% for non-U.S. plans.

•
Discount rate: The discount rate reflects the effective yield on high quality fixed income securities available in the marketplace as of the measurement date to settle pension and post-employment benefit obligations. The discount rate used to calculate net periodic pension cost is 3.70% for U.S. pension plans and a weighted average of 2.99% for non-U.S. plans and 3.6% for its OPEB. In calculating its benefit obligations, Federal-Mogul used a discount rate of 4.55% for its U.S. pension plans, a weighted average discount rate of 3.49% for its non-U.S. pension plans and a discount rate of 4.45% for its OPEB.

•
Health care cost trend: For post-employment health care plan accounting, Federal-Mogul reviews external data and company specific historical trends for health care costs to determine the health care cost trend rate. The assumed health care cost trend rate used to measure next year’s post-employment health care benefits is 6.88% for health care and 7.81% for drug cost, both declining to an ultimate trend rate of 5.00% in 2018.

The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations (“PBO”), associated expense and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on Federal-Mogul's funding requirements.

	Pension Benefits						Other Post-Employment Benefits
	United States Plans			Non-U.S. Plans
	Change in 2014 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2014 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2014 Pension Expense	Change in PBO
	(in millions)
25 bp decrease in discount rate	$1	$28	$(28)	$1	$14	$(14)	$—	$7
25 bp increase in discount rate	(1)	(27)	27	(1)	(13)	13	—	(7)
25 bp decrease in return on assets rate	2	—	—	—	—	—	—	—
25 bp increase in return on assets rate	(2)	—	—	—	—	—	—	—
The assumed health care trend rate has a significant impact on the amounts reported for non-pension plans. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost	APBO
	(in millions)
100 bp increase in health care trend rate	$1	$26
100 bp decrease in health care trend rate	(1)	(23)

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

Automotive
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
Total environmental liabilities, determined on an undiscounted basis, were $14 million and $15 million at December 31, 2013 and 2012, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.
Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At December 31, 2013, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $44 million.
Asset Retirement Obligations
Federal-Mogul records asset retirement obligations, or ARO, in accordance with FASB ASC Topic 410, Asset Retirement and Environmental Obligations. Federal-Mogul's primary ARO activities relate to the removal of hazardous building materials at its facilities. Federal-Mogul records an ARO at fair value upon initial recognition when the amounts can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $26 million and $29 million as of December 31, 2013 and 2012, respectively, for ARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of ARO.
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
Federal-Mogul has conditional asset retirement obligations, or CARO, primarily related to removal costs of hazardous materials in buildings, for which it believes reasonable cost estimates cannot be made at this time because Federal-Mogul does not believe it has a reasonable basis to assign probabilities to a range of potential settlement dates for these retirement obligations. Accordingly, Federal-Mogul is currently unable to determine amounts to accrue for CARO at such sites. If new information were to become available whereby Federal-Mogul could make reasonable probability assessments for these CARO, the amount accrued for ARO could change significantly, which could materially impact our Automotive segment's statement of operations and/or financial position. Settlements of ARO in the near-future at amounts other than Federal-Mogul's best estimates as of December 31, 2013 also could materially impact our Automotive segment's future results of operations and financial condition.
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
Federal-Mogul and Viskase did not record taxes on its undistributed earnings of $824 million and $53 million, respectively, at December 31, 2013, since these earnings are considered to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, Federal-Mogul and Viskase may be subject to U.S. income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.
Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is still needed. In 2013, 2012 and 2011, we concluded, based on the projections of taxable income, that certain of our corporate subsidiaries more likely than not will realize a partial benefit from their deferred tax assets and loss carry forwards. Ultimate realization of the deferred tax assets is dependent upon, among other factors, our corporate subsidiaries' ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.
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
In July 2013, the FASB issued ASU No. 2013-11, which amends FASB ASC Topic 740, Income Taxes. This ASU requires that unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operation loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain cases. This ASU is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Earlier adoption is permitted. The adoption of this ASU will not have any impact on our consolidated financial position, results of operations or cash flows.

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
Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties that may cause actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These risks and uncertainties may include the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
Market Risk
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of December 31, 2013, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by $1,183 million, $88 million and $1,176 million, respectively. However, as of December 31, 2013, we estimate that the impact to our share of the net gain from investment activities reported on our consolidated statement of operations would be significantly less than the change in fair value since we have an investment of approximately 44% in these Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 56% of the change in fair value.
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
The translated values of revenue and expense from our Automotive segment's international operations are subject to fluctuations due to changes in currency exchange rates. During the year ended December 31, 2013, our Automotive segment derived 37% of its sales in the United States and 63% internationally. Of these international sales, 57% were denominated in the euro, with no other single currency representing more than 9% of international sales. To minimize foreign currency risk, our Automotive segment generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, our Automotive segment manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Our Automotive segment estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar during the year ended December 31, 2013 would have decreased net income attributable to Icahn Enterprises for our Automotive segment by approximately $13 million.
Energy
The risk inherent in our Energy segment's market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. None of our Energy segment's market risk sensitive instruments are held for trading.
Commodity Price Risk
Our Energy segment's petroleum business, as a manufacturer of refined petroleum products, and the nitrogen fertilizer business, as a manufacturer of nitrogen fertilizer products, all of which are commodities, have exposure to market pricing for products sold in the future. In order to realize value from our Energy segment's processing capacity, a positive spread between the cost of raw materials and the value of finished products must be achieved (i.e., gross margin or crack spread). The physical commodities that comprise our raw materials and finished goods are typically bought and sold at a spot or index price that can be highly variable.
Our Energy segment's petroleum business uses a crude oil purchasing intermediary, Vitol, to purchase the majority of its non-gathered crude oil inventory for the refineries, which allows it to take title to and price its crude oil at locations in close proximity to the refineries, as opposed to the crude oil origination point, reducing its risk associated with volatile commodity prices by shortening the commodity conversion cycle time. The commodity conversion cycle time refers to the time elapsed between raw material acquisition and the sale of finished goods. In addition, the petroleum business seeks to reduce the variability of commodity price exposure by engaging in hedging strategies and transactions that will serve to protect gross margins as forecasted in the annual operating plan. Accordingly, the petroleum business uses commodity derivative contracts to economically hedge future cash flows (i.e., gross margin or crack spreads) and product inventories. With regard to its hedging activities, the petroleum business may enter into, or have entered into, derivative instruments which serve to:

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
Basis Risk
The effectiveness of our Energy segment's derivative strategies is dependent upon the correlation of the price index utilized for the hedging activity and the cash or spot price of the physical commodity for which price risk is being mitigated. Basis risk is a term our Energy segment uses to define that relationship. Basis risk can exist due to several factors including time or location differences between the derivative instrument and the underlying physical commodity. The selection of the appropriate index to utilize in a hedging strategy is a prime consideration in our Energy segment's basis risk exposure.
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
To reduce the basis risk between the price of products for Group 3 and that of the NYMEX associated with selling forward derivative contracts for NYMEX crack spreads, CVR's petroleum business may enter into basis swap positions to lock the price difference. If the difference between the price of products on the NYMEX and Group 3 (or some other appropriate price benchmark as specified in the swap) is different than the value contracted in the swap, then CVR will receive from or owe to the counterparty the difference on each unit of product contracted in the swap, thereby locking in its margin. An example of how CVR's petroleum business uses basis swap occurs in the winter heating oil season. The risk associated with not hedging the basis when using NYMEX forward contracts to fix future margins is if the crack spread increases based on prices traded on NYMEX while Group 3 pricing remains flat or decreases positioning CVR to lose money on the derivative position while not earning an offsetting additional margin on the physical position based on the Group 3 pricing.
From time to time, CVR's petroleum business also holds various NYMEX positions through a third party clearing house. As of December 31, 2013, the Refining Partnership had the following open commodity derivative contracts whose unrealized gains and losses were included in other income in the consolidated statements of operations. At December 31, 2013, the Refining Partnership was short one WTI crude oil contract. At December 31, 2013, the Refining Partnership's account balance maintained at the third party clearing house totaled approximately $3 million, all of which is reflected on the consolidated balance sheet in cash and cash equivalents. NYMEX transactions conducted for 2013 resulted in a loss of approximately $3 million.
In addition, the Refining Partnership enters into commodity swap contracts in order to fix the margin on a portion of future production. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the consolidated balance sheets with changes in fair value currently recognized in the consolidated statements of operations. At December 31, 2013, the Refining Partnership had open commodity hedging instruments consisting of 23.3 million barrels of crack spreads primarily to fix the margin on a portion of our future gasoline and distillate production. The fair value of the outstanding contracts at December 31, 2013 was a net unrealized loss of approximately $16 million. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of commodity hedging instruments of approximately $23 million.

Interest Rate Risk
On June 30 and July 1, 2011, Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF") entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of the nitrogen fertilizer business' $125 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expire on February 12, 2016, totals $62.5 million (split evenly between the two agreement dates). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. At December 31, 2013, the effective rate was approximately 4.56%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) (“AOCI”), and will be reclassified into interest expense when the interest rate swap transaction affects earnings. Any ineffective portion of the gain or loss will be recognized immediately in current interest expense.
The Nitrogen Fertilizer Partnership still has exposure to interest rate risk on 50% of its $125.0 million floating rate term debt. A 1.0% increase over the Eurodollar floor spread of 3.5%, as specified in the credit agreement, would increase interest cost to our Energy segment by approximately $625,000 on an annualized basis, thus decreasing net income by the same amount.
Railcar
Our Railcar segment is exposed to price risks associated with the purchase of raw materials, especially steel and heavy castings. The cost of steel, heavy castings and all other materials used in the production of railcars represents more than half of the direct manufacturing costs per railcar. Given the significant volatility in the price of raw materials, this exposure can affect the costs of production. Our Railcar segment believes that the risk to its margins and profitability has been somewhat reduced by the variable pricing provisions generally included in its railcar sales contracts. These provisions adjust the purchase prices of the railcars to reflect fluctuations in the cost of certain raw materials and components on a dollar for dollar basis and, as a result, our Railcar segment is generally able to pass on to its customers most increases in raw material and component costs with respect to the railcars it plans to produce and deliver to them. Our Railcar segment believes that it currently has good supplier relationships and does not currently anticipate that material constraints will limit its production capacity. Such constraints may exist if railcar production were to increase beyond current levels, or other economic changes were to occur that affect the availability of certain raw materials.
Our Railcar segment's financial results could be affected by changes in interest rates due to the impact those changes have on its variable rate debt obligation as of December 31, 2013. A one percentage point increase in the rate would have had an $11 million impact on our Railcar segment's interest expense.
Gaming
Interest Rate Risk
Tropicana's primary exposure to market risk is interest rate risk associated with its New Term Loan Facility that bears interest based on floating rates. Based on Tropicana's borrowings as of December 31, 2013, assuming a 1% increase over the 4.0% floor specified in its New Term Loan Facility, Tropicana's annual interest cost would change by approximately $3 million.
Holding Company
Interest Rate Risk
The fair values of our long-term debt and other borrowings will fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, relative values of alternative investments, the liquidity of the instrument and other general market conditions. Historically, the Holding Company does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Holding Company has predominately long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. At December 31, 2013, the impact of a one percentage point increase and decrease in interest rates on fixed rate debt would have no impact on our consolidated financial statements.

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
Based on sensitivity analysis for our equity price risks as of December 31, 2013 the effects of a hypothetical 10% increase or decrease in market prices as of those dates would result in a gain or loss that would be approximately $46 million. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of equity markets.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises L.P.

We have audited the accompanying consolidated balance sheets of Icahn Enterprises L.P. (a Delaware limited partnership) and subsidiaries (collectively, the “Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of CVR Energy, Inc., a subsidiary, which statements reflect total assets constituting $3.6 billion, of consolidated total assets as of December 31, 2012, and total revenues of $5.7 billion for the period from May 5, 2012 to December 31, 2012, of consolidated total revenues for the year ended December 31, 2012. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CVR Energy, Inc., is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Icahn Enterprises L.P. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, which insofar as it relates to CVR Energy, Inc., is based on the report of other auditors, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion.

/s/Grant Thornton LLP

New York, New York
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises Holdings L.P.

We have audited the accompanying consolidated balance sheets of Icahn Enterprises Holdings L.P. (a Delaware limited partnership) and subsidiaries (collectively, the “Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of CVR Energy, Inc., a subsidiary, which statements reflect total assets constituting $3.6 billion, of consolidated total assets as of December 31, 2012, and total revenues of $5.7 billion for the period from May 5, 2012 to December 31, 2012, of consolidated total revenues for the year ended December 31, 2012. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CVR Energy, Inc., is based solely on the report of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Icahn Enterprises Holdings L.P. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, which insofar as it relates to CVR Energy, Inc., is based on the report of other auditors, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Grant Thornton LLP

New York, New York
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CVR Energy, Inc.:

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

We have audited the consolidated statements of operations, comprehensive income (loss), cash flows and shareholders' equity of Federal-Mogul Corporation for the year ended December 31, 2011 (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Federal-Mogul Corporation for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Detroit, Michigan
February 28, 2012
except for Notes 2 and 10 as to which the date is February 27, 2013 and Notes 1, 3, 4, 5, 9, 14, 15, 21 and 24 as to which the date is November 1, 2013

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

  CONSOLIDATED BALANCE SHEETS
 (In millions, except unit amounts)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$3,262	$3,108
Cash held at consolidated affiliated partnerships and restricted cash	396	963
Investments	12,261	5,491
Accounts receivable, net	1,750	1,854
Due from brokers	35	567
Inventories, net	1,902	1,955
Property, plant and equipment, net	8,077	7,661
Goodwill	2,074	2,082
Intangible assets, net	1,113	1,206
Other assets	875	1,045
Total Assets	$31,745	$25,932
LIABILITIES AND EQUITY
Accounts payable	$1,353	$1,388
Accrued expenses and other liabilities	2,196	1,499
Deferred tax liability	1,394	1,335
Securities sold, not yet purchased, at fair value	884	533
Due to brokers	2,203	—
Post-employment benefit liability	1,111	1,488
Debt	9,295	9,873
Total liabilities	18,436	16,116

Commitments and contingencies (Note 19)

Equity:
Limited partners: Depositary units: 115,900,309 and 104,850,813 units issued and outstanding at December 31, 2013 and 2012, respectively	6,308	4,913
General partner	(216)	(244)
Equity attributable to Icahn Enterprises	6,092	4,669
Equity attributable to non-controlling interests	7,217	5,147
Total equity	13,309	9,816
Total Liabilities and Equity	$31,745	$25,932

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS
 (In millions, except per unit amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Net sales	$17,785	$14,574	$9,127
Other revenues from operations	988	951	933
Net gain from investment activities	1,694	343	1,905
Interest and dividend income	194	103	126
Other income (loss), net	21	(175)	(72)
	20,682	15,796	12,019
Expenses:
Cost of goods sold	15,809	12,606	7,871
Other expenses from operations	504	502	505
Selling, general and administrative	1,417	1,275	1,237
Restructuring	50	31	11
Impairment	16	129	71
Interest expense	560	572	490
	18,356	15,115	10,185
Income before income tax benefit (expense)	2,326	681	1,834
Income tax benefit (expense)	118	81	(34)
Net income	2,444	762	1,800
Less: net income attributable to non-controlling interests	(1,419)	(366)	(1,050)
Net income attributable to Icahn Enterprises	$1,025	$396	$750

Net income attributable to Icahn Enterprises allocable to:
Limited partners	$1,005	$379	$735
General partner	20	17	15
	$1,025	$396	$750

Basic income per LP unit	$9.14	$3.72	$8.35
Basic weighted average LP units outstanding	110	102	88

Diluted income per LP unit	$9.07	$3.72	$8.15
Diluted weighted average LP units outstanding	111	102	93
Cash distributions declared per LP unit	$4.50	$0.40	$0.55

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (In millions)

	Year Ended December 31,
	2013	2012	2011

Net income	$2,444	$762	$1,800
Other comprehensive income (loss), net of tax:
Post-employment benefits	175	(224)	(132)
Hedge instruments	8	46	1
Translation adjustments and other	(6)	51	(127)
Other comprehensive income (loss), net of tax	177	(127)	(258)
Comprehensive income	2,621	635	1,542
Less: Comprehensive income attributable to non-controlling interests	(1,463)	(337)	(983)
Comprehensive income attributable to Icahn Enterprises	$1,158	$298	$559

Comprehensive income attributable to Icahn Enterprises allocable to:
Limited partners	$1,135	$283	$548
General partner	23	15	11
	$1,158	$298	$559

Accumulated other comprehensive loss was $805 million and $982 million at December 31, 2013 and 2012, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, except units)

	Equity Attributable to Icahn Enterprises
			Held in Treasury
	General Partner's (Deficit) Equity	Limited Partners' Equity	Amount	Units	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2010	$(282)	$3,477	$(12)	$1,137,200	$3,183	$4,748	$7,931
Net income	15	735	—	—	750	1,050	1,800
Other comprehensive income	(4)	(187)	—	—	(191)	(67)	(258)
Partnership distributions	(1)	(47)	—	—	(48)	—	(48)
Investment segment distributions	—	—	—	—	—	(1,818)	(1,818)
Investment segment contributions	—	—	—	—	—	250	250
Distributions paid to non-controlling interests in subsidiary	—	—	—	—	—	(35)	(35)
Changes in subsidiary equity and other	1	60	—	—	61	(12)	49
Balance, December 31, 2011	(271)	4,038	(12)	1,137,200	3,755	4,116	7,871
Net income	17	379	—	—	396	366	762
Other comprehensive income	(2)	(96)	—	—	(98)	(29)	(127)
Cancellation of treasury units	—	(12)	12	(1,137,200)	—	—	—
Partnership contributions	13	500	—	—	513	—	513
Partnership distributions	(1)	(40)	—	—	(41)	—	(41)
Investment segment distributions	—	—	—	—	—	(79)	(79)
Distributions paid to non-controlling interests in subsidiary	—	—	—	—	—	(30)	(30)
Acquisition of CVR	—	135	—	—	135	849	984
Changes in subsidiary equity and other	—	9	—	—	9	(46)	(37)
Balance, December 31, 2012	(244)	4,913	—	—	4,669	5,147	9,816
Net income	20	1,005	—	—	1,025	1,419	2,444
Other comprehensive loss	3	130	—	—	133	44	177
Acquisition of New ARL	(5)	(237)	—	—	(242)	—	(242)
Partnership contributions	12	581	—	—	593	—	593
Partnership distributions	(4)	(189)	—	—	(193)	—	(193)
Investment segment contributions	—	—	—	—	—	46	46
Distributions paid to non-controlling interests in subsidiary	—	—	—	—	—	(379)	(379)
Proceeds from subsidiary equity offerings	2	88	—	—	90	966	1,056
Changes in subsidiary equity and other	—	17	—	—	17	(26)	(9)
Balance, December 31, 2013	$(216)	$6,308	$—	$—	$6,092	$7,217	$13,309
See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$2,444	$762	$1,800
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain from securities transactions	(3,754)	(1,488)	(1,927)
Purchases of securities	(7,425)	(2,592)	(4,931)
Proceeds from sales of securities	4,664	7,167	5,373
Purchases to cover securities sold, not yet purchased	(46)	(5,160)	(5,529)
Proceeds from securities sold, not yet purchased	365	1,307	8,934
Changes in receivables and payables relating to securities transactions	2,715	1,775	(2,343)
Depreciation and amortization	742	635	508
Impairment	16	129	71
Deferred taxes	(157)	(297)	(8)
Other, net	73	16	(26)
Changes in operating assets and liabilities:
Changes in cash held at consolidated affiliated partnerships and restricted cash	591	(453)	465
Accounts receivable, net	26	(193)	(148)
Inventories, net	39	32	(190)
Other assets	(154)	1	(47)
Accounts payable	31	(151)	122
Accrued expenses and other liabilities	547	117	(42)
Net cash provided by operating activities	717	1,607	2,082
Cash flows from investing activities:
Capital expenditures	(1,161)	(936)	(494)
Acquisition of New ARL	(279)	—	—
Acquisitions of businesses, net of cash acquired	(6)	(1,361)	(142)
Proceeds from sale of investments	38	202	154
Purchases of investments	(86)	(250)	(150)
Other, net	38	23	25
Net cash used in investing activities	(1,456)	(2,322)	(607)
Cash flows from financing activities:
Investment segment distributions	(185)	(17)	(2,164)
Investment segment contributions	46	—	250
Partnership contributions	593	513	—
Partnership distributions	(51)	(41)	(48)
Proceeds from offering of subsidiary equity	1,308	—	—
Distributions to non-controlling interests in subsidiaries	(379)	(68)	(55)
Proceeds from issuance of senior unsecured notes	493	1,030	—
Proceeds from other borrowings	591	1,076	636
Repayments of borrowings	(1,526)	(996)	(745)
Other, net	17	(17)	11
Net cash provided by (used in) financing activities	907	1,480	(2,115)
Effect of exchange rate changes on cash and cash equivalents	(14)	15	(22)
Net change in cash of assets held for sale	—	—	2
Net increase (decrease) in cash and cash equivalents	154	780	(660)
Cash and cash equivalents, beginning of period	3,108	2,328	2,988
Cash and cash equivalents, end of period	$3,262	$3,108	$2,328

Supplemental information:
Cash payments for interest, net of amounts capitalized	$482	$501	$445
Net cash payments for income taxes	$126	$236	$59
Net unrealized (loss) gain on available-for-sale securities	$—	$(1)	$5
Distribution payable to Icahn Enterprises unitholders	$142	$—	$—
Non-cash investment segment contribution	$185	$—	$—
Acquisition of non-controlling interest in CVR	$—	$135	$—
Investment in precious metals	$—	$—	$150

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

  CONSOLIDATED BALANCE SHEETS
 (In millions)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$3,262	$3,108
Cash held at consolidated affiliated partnerships and restricted cash	396	963
Investments	12,261	5,491
Accounts receivable, net	1,750	1,854
Due from brokers	35	567
Inventories, net	1,902	1,955
Property, plant and equipment, net	8,077	7,661
Goodwill	2,074	2,082
Intangible assets, net	1,113	1,206
Other assets	891	1,059
Total Assets	$31,761	$25,946
LIABILITIES AND EQUITY
Accounts payable	$1,353	$1,388
Accrued expenses and other liabilities	2,196	1,499
Deferred tax liability	1,394	1,335
Securities sold, not yet purchased, at fair value	884	533
Due to brokers	2,203	—
Post-employment benefit liability	1,111	1,488
Debt	9,289	9,865
Total liabilities	18,430	16,108

Commitments and contingencies (Note 19)

Equity:
Limited partner	6,393	4,984
General partner	(279)	(293)
Equity attributable to Icahn Enterprises Holdings	6,114	4,691
Equity attributable to non-controlling interests	7,217	5,147
Total equity	13,331	9,838
Total Liabilities and Equity	$31,761	$25,946

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS
 (In millions)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Net sales	$17,785	$14,574	$9,127
Other revenues from operations	988	951	933
Net gain from investment activities	1,694	343	1,905
Interest and dividend income	194	103	126
Other income (loss), net	21	(175)	(72)
	20,682	15,796	12,019
Expenses:
Cost of goods sold	15,809	12,606	7,871
Other expenses from operations	504	502	505
Selling, general and administrative	1,417	1,275	1,237
Restructuring	50	31	11
Impairment	16	129	71
Interest expense	560	571	489
	18,356	15,114	10,184
Income before income tax benefit (expense)	2,326	682	1,835
Income tax benefit (expense)	118	81	(34)
Net income	2,444	763	1,801
Less: net income attributable to non-controlling interests	(1,419)	(366)	(1,050)
Net income attributable to Icahn Enterprises Holdings	$1,025	$397	$751

Net income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$1,015	$384	$743
General partner	10	13	8
	$1,025	$397	$751

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (In millions)

	Year Ended December 31,
	2013	2012	2011

Net income	$2,444	$763	$1,801
Other comprehensive income (loss), net of tax:
Post-employment benefits	175	(224)	(132)
Hedge instruments	8	46	1
Translation adjustments and other	(6)	51	(127)
Other comprehensive income (loss), net of tax	177	(127)	(258)
Comprehensive income	2,621	636	1,543
Less: Comprehensive income attributable to non-controlling interests	(1,463)	(337)	(983)
Comprehensive income attributable to Icahn Enterprises Holdings	$1,158	$299	$560

Comprehensive income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$1,146	$287	$554
General partner	12	12	6
	$1,158	$299	$560

Accumulated other comprehensive loss was $805 million and $982 million at December 31, 2013 and 2012, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2010	$(318)	$3,521	$3,203	$4,748	$7,951
Net income	8	743	751	1,050	1,801
Other Comprehensive income	(2)	(189)	(191)	(67)	(258)
Partnership distributions	—	(48)	(48)	—	(48)
Investment segment distributions	—	—	—	(1,818)	(1,818)
Investment segment contributions	—	—	—	250	250
Distributions paid to non-controlling interests in subsidiary	—	—	—	(35)	(35)
Changes in subsidiary equity and other	1	60	61	(12)	49
Balance, December 31, 2011	(311)	4,087	3,776	4,116	7,892
Net income	13	384	397	366	763
Other Comprehensive income	(1)	(97)	(98)	(29)	(127)
Partnership contributions	6	507	513	—	513
Partnership distributions	—	(41)	(41)	—	(41)
Investment segment distributions	—	—	—	(79)	(79)
Distributions paid to non-controlling interests in subsidiary	—	—	—	(30)	(30)
Acquisition of CVR	—	135	135	849	984
Changes in subsidiary equity and other	—	9	9	(46)	(37)
Balance, December 31, 2012	(293)	4,984	4,691	5,147	9,838
Net income	10	1,015	1,025	1,419	2,444
Other comprehensive loss	2	131	133	44	177
Acquisition of New ARL	(3)	(239)	(242)	—	(242)
Partnership contributions	6	587	593	—	593
Partnership distributions	(2)	(191)	(193)	—	(193)
Investment segment contributions	—	—	—	46	46
Distributions paid to non-controlling interests in subsidiary	—	—	—	(379)	(379)
Proceeds from subsidiary equity offerings	1	89	90	966	1,056
Changes in subsidiary equity and other	—	17	17	(26)	(9)
Balance, December 31, 2013	$(279)	$6,393	$6,114	$7,217	$13,331

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$2,444	$763	$1,801
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain from securities transactions	(3,754)	(1,488)	(1,927)
Purchases of securities	(7,425)	(2,592)	(4,931)
Proceeds from sales of securities	4,664	7,167	5,373
Purchases to cover securities sold, not yet purchased	(46)	(5,160)	(5,529)
Proceeds from securities sold, not yet purchased	365	1,307	8,934
Changes in receivables and payables relating to securities transactions	2,715	1,775	(2,343)
Depreciation and amortization	742	634	507
Impairment	16	129	71
Deferred taxes	(157)	(297)	(8)
Other, net	73	16	(26)
Changes in operating assets and liabilities:
Changes in cash held at consolidated affiliated partnerships and restricted cash	591	(453)	465
Accounts receivable, net	26	(193)	(148)
Inventories, net	39	32	(190)
Other assets	(154)	1	(47)
Accounts payable	31	(151)	122
Accrued expenses and other liabilities	547	117	(42)
Net cash provided by operating activities	717	1,607	2,082
Cash flows from investing activities:
Capital expenditures	(1,161)	(936)	(494)
Acquisition of New ARL	(279)	—	—
Acquisitions of businesses, net of cash acquired	(6)	(1,361)	(142)
Proceeds from sale of investments	38	202	154
Purchases of investments	(86)	(250)	(150)
Other, net	38	23	25
Net cash used in investing activities	(1,456)	(2,322)	(607)
Cash flows from financing activities:
Investment segment distributions	(185)	(17)	(2,164)
Investment segment contributions	46	—	250
Partnership contributions	593	513	—
Partnership distributions	(51)	(41)	(48)
Proceeds from offering of subsidiary equity	1,308	—	—
Distributions to non-controlling interests in subsidiaries	(379)	(68)	(55)
Proceeds from issuance of senior unsecured notes	493	1,030	—
Proceeds from other borrowings	591	1,076	636
Repayments of borrowings	(1,526)	(996)	(745)
Other, net	17	(17)	11
Net cash provided by (used in) financing activities	907	1,480	(2,115)
Effect of exchange rate changes on cash and cash equivalents	(14)	15	(22)
Net change in cash of assets held for sale	—	—	2
Net increase (decrease) in cash and cash equivalents	154	780	(660)
Cash and cash equivalents, beginning of period	3,108	2,328	2,988
Cash and cash equivalents, end of period	$3,262	$3,108	$2,328

Supplemental information:
Cash payments for interest, net of amounts capitalized	$482	$501	$445
Net cash payments for income taxes	$126	$236	$59
Net unrealized (loss) gain on available-for-sale securities	$—	$(1)	$5
Distribution payable to Icahn Enterprises unitholders	$142	$—	$—
Non-cash investment segment contribution	$185	$—	$—
Acquisition of non-controlling interest in CVR	$—	$135	$—
Investment in precious metals	$—	$—	$150

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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 11, "Debt," and the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned 101,872,909, or approximately 87.9%, of Icahn Enterprises' outstanding depositary units as of December 31, 2013.
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
Change in Reporting Entity
As discussed further in Note 3, "Acquisitions - New ARL," pursuant to a contribution agreement (the "ARL Contribution Agreement") dated September 20, 2013 and with a closing date on October 2, 2013 among AEP Rail Corp. ("AEP"), IRL Holding LLC ("IRL"), American Railcar Leasing, LLC ("ARL") and IEP Energy Holding LLC, we acquired a 75% economic interest in the newly capitalized ARL ("New ARL"). New ARL is considered an entity under common control. Accordingly, the accompanying consolidated financial statements and footnotes include the assets and operations of New ARL for all periods presented.

2.	Summary of Significant Accounting Policies.
As discussed in Note 1, “Description of Business and Basis of Presentation,” we operate in several diversified segments. The accounting policies related to the specific segments or industries are differentiated, as required, in the list of significant accounting policies set out below.
Principles of Consolidation
General
Our consolidated financial statements include the accounts of (i) Icahn Enterprises and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises, in addition to those entities in which we have a controlling interest as a general partner interest or in which we may be the primary beneficiary of a variable interest entity (“VIE”). In evaluating whether we have a controlling financial interest in entities that we would consolidate, we consider the following: (1) for voting interest entities, we consolidate these entities in which we own a majority of the voting interests and (2) for limited partnership entities that are not considered VIEs, we consolidate these entities if we are the general partner of such entities and for which no substantive kick-out rights (the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

partners are collectively referred to as “kick-out” rights) or participating rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.
Except for our Investment segment, for those investments in which we own 50% or less but greater than 20%, we account for such investments using the equity method, while investments in affiliates of 20% or less are accounted for under the cost method.
Investment
As a result of returning fee-paying capital to its investors on March 31, 2011, each of the Investment Funds, as defined herein, no longer met the criteria of an investment company as set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Paragraph 946-10-15-2, Financial Services-Investment Companies, therefore, the application of FASB ASC Section 946-810-45, Financial Services-Investment Companies, was no longer applicable effective March 31, 2011. This change had no material effect on our consolidated financial statements as the Investment Funds would account for its investments as trading securities pursuant to FASB ASC Topic 320, Investments-Debt and Equity Securities, effective March 31, 2011. For those investments that fell outside the scope of FASB ASC Topic 320 or would otherwise have required the Investment Funds account for under the equity method, the Investment Funds applied the fair value option to such investments. See Note 6, "Investments and Related Matters-Investment," to the consolidated financial statements for further discussion regarding this reconsideration event and its consolidation impact.
Although the Investment Funds are not investment companies within the meaning of the '40 Act, each of the Investment Funds was, prior to the return of fee-paying capital on March 31, 2011, for purposes of U.S. GAAP, an investment company pursuant to FASB ASC Subtopic 946-10, Financial Services - Investment Companies. The General Partners (as defined in Note 4, "Operating Units - Investment,") adopted FASB ASC Section 946-810-45, Financial Services - Investment Companies - Consolidation - Other Presentation Matters (“FASB ASC Section 946-810-45”), as of January 1, 2007. FASB ASC Section 946-810-45 addresses whether the accounting principles of FASB ASC Section 946-810-45 may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. Upon the adoption of FASB ASC Section 946-810-45, (i) Icahn Offshore LP (the “Offshore GP”) lost its ability to retain specialized accounting pursuant to FASB ASC Section 946-810-45 for either its equity method investment in Icahn Partners Master Fund LP ("Master Fund I") or for its consolidation of the Offshore Fund (as defined in Note 4, "Operating Units-Investment"), Icahn Partners Master Fund LP II ("Master Fund II") and Icahn Partners Master Fund III LP ("Master Fund III"), and (ii) Icahn Onshore LP (the “Onshore GP”) lost its ability to retain specialized accounting for its consolidation of Icahn Partners LP (the “Onshore Fund” or "Icahn Partners"), in each case, because both the Offshore GP and the Onshore GP do not meet the requirements for retention of specialized accounting under FASB ASC Section 946-810-45, as the Offshore GP and Onshore GP and their affiliates acquire interests for strategic operating purposes in the same companies in which their subsidiary investment companies invest.
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
Cash Held at Consolidated Affiliated Partnerships and Restricted Cash
Cash held at consolidated affiliated partnerships primarily consists of cash and cash equivalents held by the Onshore Fund and Offshore Master Funds (as defined herein) that, although not legally restricted, is not available to fund the general liquidity needs of the Investment segment or Icahn Enterprises. Restricted cash primarily relates to cash pledged and held for margin requirements on derivative transactions.
Our consolidated restricted cash balance was $330 million and $197 million as of December 31, 2013 and 2012, respectively.
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
Due From Brokers.   Due from brokers represents cash balances with the Investment Funds' clearing brokers. These funds as well as fully-paid for and marginable securities are essentially restricted to the extent that they serve as collateral against securities sold, not yet purchased.  Due from brokers may also include unrestricted balances with derivative counterparties.

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
See Note 6, “Investments and Related Matters,” and Note 7, “Fair Value Measurements,” for a detailed discussion of our investments.
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of December 31, 2013 was approximately $9.3 billion and $9.4 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2012 was each approximately $9.9 billion.
Fair Value Option for Financial Assets and Financial Liabilities
The fair value option gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value pursuant to the provisions of the FASB ASC. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. In estimating the fair value for financial instruments for which the fair value option has been elected, we use the valuation methodologies in accordance to where the financial instruments are classified within the fair value hierarchy as discussed in Note 7, “Fair Value Measurements.” For our Investment segment, we apply the fair value option to our investments that would otherwise be accounted under the equity method.
Derivatives
From time to time, our subsidiaries enter into derivative contracts, including purchased and written option contracts, swap contracts, futures contracts and forward contracts. U.S. GAAP requires recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item or are deferred and reported as a component of accumulated other comprehensive loss and subsequently recognized in earnings when the hedged item affects earnings. The change in fair value of the ineffective portion of a financial instrument, determined using the hypothetical derivative method, is recognized in earnings immediately. The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in earnings. Cash flows related to hedging activities are included in the operating section of the consolidated statements of cash flows. For further information regarding our derivative contracts, see Note 8, “Financial Instruments.”

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
Inventories, Net
Inventories, net consists of the following:

	December 31,
	2013	2012
	(in millions)
Raw materials	$499	$495
Work in process	252	248
Finished goods	1,151	1,212
	$1,902	$1,955
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
Property, Plant and Equipment, Net
Buildings and improvements, and machinery, equipment and furniture are stated at cost less accumulated depreciation unless declines in the values of the fixed assets are considered other than temporary, at which time the property is written down to net realizable value. Depreciation is principally computed using the straight-line method over the estimated useful lives of the particular property or equipment, as follows: buildings and improvements, four to 40 years; furniture, fixtures and equipment, one to 30 years. Leasehold improvements are amortized over the life of the lease or the life of the improvement, whichever is shorter.
Maintenance and repairs are charged to expense as incurred. The cost of additions and improvements is capitalized and depreciated over the remaining useful lives of the assets. Railcars leased to others are stated at cost less accumulated depreciation unless declines in the values of the leased railcars are considered other than temporary, at which time they are

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

written down to net realizable value. Railcars leased to others that were transferred from entities under common control are stated at net book value. Railcars are depreciated on a straight-line basis over 30 years from the original date placed in service.
Real estate properties held for use or investment purposes, other than those accounted for under the financing method, are carried at cost less accumulated depreciation. Where declines in the values of the properties are determined to be other than temporary, the cost basis of the property is written down to net realizable value. A property is classified as held for sale at the time management determines that certain criteria have been met. Properties held for sale are carried at the lower of cost or net realizable value and are no longer depreciated.
Land and construction in progress are stated at the lower of cost or net realizable value. Interest is capitalized on expenditures for long-term projects until a salable or ready-for-use condition is reached. The interest capitalization rate is based on the interest rate on specific borrowings to fund the projects.
Planned Major Maintenance Costs - Energy
The direct-expense method of accounting is used for planned major maintenance activities for our Energy segment. Maintenance costs are recognized as expense when maintenance services are performed. During the year ended December 31, 2011, the Coffeyville refinery completed the first phase of a two-phase major scheduled turnaround; during the first quarter of 2012, the Coffeyville refinery completed the second phase of the two-phase major scheduled turnaround. During the fourth quarter of 2012, the Wynnewood refinery completed a major scheduled turnaround. Planned major maintenance costs are included in cost of goods sold in our consolidated financial statements when incurred. Planned major maintenance costs of $107 million were incurred for the period May 5, 2012 through December 31, 2012. Planned major maintenance activities for the nitrogen plant generally occur every two years. The required frequency of the maintenance varies by unit, for the refineries, but generally is every four to five years. The nitrogen fertilizer plants' major maintenance activities were completed in the fourth quarter of 2012.
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
Accounting for Asset Retirement Obligations
We record conditional asset retirement obligations (“ARO”) in accordance with applicable U.S. GAAP. As defined in applicable U.S. GAAP, ARO refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. An entity is required to recognize a liability for the estimated fair value of an ARO when incurred if the fair value can be reasonably estimated. Our Automotive segment's primary asset retirement activities relate to the removal of hazardous building materials at its facilities. Our Automotive segment records the ARO liability when the amount can be reasonably estimated, typically upon the expectation that a facility may be closed or sold.
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
Partners' Capital
Investment
Icahn Capital LP ("Icahn Capital") and the General Partners are each organized as a limited partnership formed pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. Limited partner interests were granted in the General Partners in the past to allow certain employees and individuals to participate in a share of the special profits interest allocations and/or incentive allocations earned by the General Partners
Icahn Capital and the General Partners, individually, intend to be treated as partnerships for federal income tax purposes, and as such shall maintain a capital account for each of their partners. Until March 31, 2011, certain partners of the General Partners were allocated an amount of special profits interest allocation and each partner of the General Partners was allocated an amount of incentive allocations subject to, and as determined by, the provisions of the limited partnership agreements of each Investment Fund. Each of the General Partners' special profits interest allocations and incentive allocations not allocated

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the limited partners per their respective agreements was generally allocated to the general partners. Other partnership profits and losses of Icahn Capital and each of the General Partners are generally allocated among the respective partners in Icahn Capital and each of the General Partners pro rata in accordance with their capital accounts.
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
For accounting purposes, earnings prior to dates of acquisitions or investments in joint ventures of entities under common control are excluded from the computation of basic and diluted income per LP unit as such earnings are allocated to our general partner or non-controlling interests. Accordingly, earnings from New ARL prior to investment in such venture on October 2, 2013 have been allocated to Mr. Icahn and his affiliates, non-controlling interests, and therefore are excluded from the computation of basic and diluted income per LP unit. In addition, on August 24, 2012, Mr. Icahn and his affiliates contributed his interest of IEP Energy to us in exchange for our depositary units. Net income allocable to the general partner for the period May 5, 2012 through August 23, 2012, the period in which Mr. Icahn and his affiliates' ownership in IEP Energy, other than Icahn Enterprises' ownership, were considered under common control and thus, were excluded from computation of basic and diluted income per LP unit. See Note 5, "Related Party Transactions-Energy," for further discussion regarding this transaction.
Accounting for the Acquisition, Investments and Disposition of Entities under Common Control
Acquisitions or investments of entities under common control are reflected in a manner similar to pooling of interests. The general partner's capital account or non-controlling interests, as applicable, are charged or credited for the difference between the consideration we pay for the entity and the related entity's basis prior to our acquisition or investment. Net gains or losses of an acquired entity prior to its acquisition or investment date are allocated to the general partner's capital account or non-controlling interests, as applicable. In allocating gains and losses upon the sale of a previously acquired common control entity, we allocate a gain or loss for financial reporting purposes by first restoring the general partner's capital account or non-controlling interests, as applicable, for the cumulative charges or credits relating to prior periods recorded at the time of our acquisition or investment and then allocating the remaining gain or loss ("Common Control Gains or Losses") among our general partner, limited partners and non-controlling interests, as applicable, in accordance with their respective ownership percentages. In the case of acquisitions of entities under common control, such Common Control Gains or Losses are allocated in accordance with their respective partnership percentages under the Amended and Restated Agreement of Limited Partnership dated as of May 12, 1987, as amended from time to time (together with the partnership agreement of Icahn Enterprises Holdings, the “Partnership Agreement”) (i.e., 98.01% to the limited partners and 1.99% to the general partner).
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
Compensation Arrangements
U.S. GAAP requires public entities to record non-cash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period and value such equity awards based on fair-value methods. See Note 12, “Compensation Arrangements,” for further discussion regarding compensation arrangements of our Automotive and Energy segments.
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
Automotive
Revenue Recognition:   Federal-Mogul records sales when products are shipped and title has transferred to the customer, the sales price is fixed and determinable, and the collectability of revenue is reasonably assured. Accruals for sales returns and other allowances are provided at the point of sale based upon past experience. Adjustments to such returns and allowances are made as new information becomes available.
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
Research and Development:   Federal-Mogul expenses research and development (“R&D”) costs and costs associated with advertising and promotion as incurred. R&D expense, including product engineering and validation costs, was $177 million, $179 million and $172 million for 2013, 2012 and 2011, respectively.
Restructuring:   Federal-Mogul's restructuring costs are comprised of two types: employee costs (contractual termination benefits) and facility closure costs. Termination benefits are accounted for in accordance with FASB ASC Topic 712, Compensation - Nonretirement Postemployment Benefits (“FASB ASC 712”), and are recorded when it is probable that employees will be entitled to benefits and the amounts can be reasonably estimated. Estimates of termination benefits are based on the frequency of past termination benefits, the similarity of benefits under the current plan and prior plans, and the existence of statutory required minimum benefits. Termination benefits are also accounted for in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations (“FASB ASC 420”), for one-time termination benefits and are recorded dependent upon future service requirements. Facility closure and other costs are accounted for in accordance with FASB ASC 420 and are recorded when the liability is incurred.
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
Railcar
Revenue recognition: Revenues from railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and title transfer, which is when the risk for any damage or loss with respect to the railcars passes to the customer. Revenues from railcar leasing are recognized on a straight-line basis over the terms of the lease. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with ARI's contractual terms. Revenue for railcar maintenance services is recognized upon completion and shipment of railcars from ARI's plants. ARI does not currently bundle railcar service contracts with new railcar sales. Revenue for fleet management services is recognized as performed.
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
Food Packaging
Revenue Recognition: Revenues are recognized at the time products are shipped to the customer, under F.O.B. shipping point or F.O.B. port terms, which is the point at which title is transferred, the customer has the assumed risk of loss, and payment has been received or collection is reasonably assumed. Revenues are net of discounts, rebates and allowances. Viskase records all labor, raw materials, in-bound freight, plant receiving and purchasing, warehousing, handling and distribution costs as a component of costs of goods sold.
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
Adoption of New Accounting Standards
In December 2011, the FASB issued ASU No. 2011-11, which amends FASB ASC Topic 210, Balance Sheet. This ASU requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210) - Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU limits the scope of the original guidance. These ASUs were effective retrospectively for interim and annual periods beginning on or after January 1, 2013. We adopted these additional disclosure requirements effective January 1, 2013 which had minimal impact on our disclosures.
In February 2013, the FASB issued ASU No. 2013-02, which amends FASB ASC Topic 220, Comprehensive Income. This ASU requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective prospectively for interim and annual periods beginning after December 15, 2012. We adopted these additional disclosure requirements effective January 1, 2013. See Note 17, "Changes in Accumulated Other Comprehensive Loss," for further details.
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
In July 2013, the FASB issued ASU No. 2013-11, which amends FASB ASC Topic 740, Income Taxes. This ASU requires that unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operation loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain cases. This ASU is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Earlier adoption is permitted. The adoption of this ASU will not have any impact on our consolidated financial position, results of operations or cash flows.
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
New ARL
Prior to October 2, 2013, ARL was a railcar leasing company which was wholly owned and controlled by Mr. Icahn. Earlier in 2013, ARL became a wholly owned subsidiary of IRL which was also wholly owned and controlled by Mr. Icahn. ARL had, for some time, been purchasing railcars from ARI on a non-exclusive basis. In addition, ARL had entered into an agreement to manage a fleet of ARI-produced railcars owned by our subsidiary, AEP Leasing, a subsidiary of American Enterprise Properties Corporation.
 On September 20, 2013, AEP purchased the remainder of the management agreement between AEP Leasing and ARL for approximately $21 million; ARL then distributed $71 million in cash and $171 million in notes receivable (including interest accrued) to IRL.
On October 2, 2013, our subsidiaries, AEP and IEP Energy Holding LLC, entered into a contribution agreement with ARL and IRL pursuant to which AEP contributed approximately $279 million in cash to ARL; on January 1, 2014, AEP contributed the fair market value of its 100% interest in AEP Leasing to New ARL; in exchange, AEP received a 75% membership interest in New ARL. New ARL then incurred additional debt of $381 million in February 2014. Pursuant to the ARL Contribution Agreement, New ARL distributed 381 million to IRL on February 24, 2014. See Note 20, "Subsequent Events - Railcar," for further discussion.
These transactions were reviewed and approved by Icahn Enterprises' audit committee which, was advised by its independent counsel and financial adviser.
New ARL is an entity under common control. Accordingly, the accompanying consolidated financial statements and footnotes include the assets and operations of New ARL for all periods presented. In addition, all earnings and capital transactions prior to our investment in New ARL are allocated to non-controlling interests.

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
Other Acquisitions
In August 2013, Tropicana entered into an agreement to purchase Lumiére Place Casino, HoteLumiére, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri (collectively, "Lumiére") for $260 million in cash, subject to adjustments (the "Lumiére Acquisition"). The transaction is subject to various conditions, including, among others, regulatory approvals from the Missouri Gaming Commission and the U.S. Federal Trade Commission (the “FTC”). FTC approval was received in January 2014. The transaction is expected to close in early 2014, although Tropicana can make no assurances that the conditions will be satisfied or that the sale will be consummated in a timely manner, if at all.

4.	Operating Units.
Investment
Our Investment segment is comprised of various private investment funds, including Icahn Partners L.P. ("Icahn Partners"), Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP (collectively, the "Master Funds," and together with Icahn Partners, the "Investment Funds"), through which we invest our proprietary capital. We and certain of Mr. Icahn's wholly owned affiliates are the sole investors in the Investment Funds. Icahn Onshore LP and Icahn Offshore LP (together, the "General Partners") act as the general partner of Icahn Partners and the Master Funds, respectively. The General Partners provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds are not offered to outside investors.
Effective January 1, 2014, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP were merged with and into Icahn Partners. As a result, the Investment Funds now consist solely of Icahn Partners LP and Icahn Partners Master Fund LP. Other than this merger, no other organizational or policy changes were made within our Investment segment.
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
As a result of returning fee-paying capital to its investors on March 31, 2011, each of the Investment Funds no longer met the criteria of an investment company as set forth in FASB ASC Paragraph 946-10-15-2, Financial Services-Investment Companies, and, therefore, the application of FASB ASC Section 946-810-45, Financial Services-Investment Companies-Consolidation, was no longer applicable effective March 31, 2011. This change had no material effect on our consolidated financial statements as the Investment Funds would account for their investments as trading securities pursuant to FASB ASC Topic 320, Investments-Debt and Equity Securities, effective March 31, 2011. For those investments that fall outside the scope of FASB ASC Topic 320, or for those investments in which the Investment Funds would otherwise have been required to account for under the equity method, the Investment Funds apply the fair value option to such investments. See Note 6, "Investments and Related Matters-Investment," for further discussion regarding this reconsideration event and its consolidation impact.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of our interest in the Investment Funds was approximately $3.7 billion and $2.4 billion as of December 31, 2013 and 2012, respectively.
Automotive
We conduct our Automotive segment through our majority ownership in Federal-Mogul. Federal-Mogul is a leading global supplier of a broad range of components, accessories and systems to the automotive, small engine, heavy-duty, marine, railroad, agricultural, off-road, aerospace and energy, industrial and transport markets, including customers in both the original equipment manufacturers and servicers (“OE”) market and the replacement market (“aftermarket”). Federal-Mogul’s customers include the world’s largest automotive OEs and major distributors and retailers in the independent aftermarket.
Federal-Mogul operates with two end-customer focused business segments. The Powertrain (or “PT”) business unit focuses on original equipment products for automotive, heavy duty and industrial applications. The Vehicle Components Solutions (or “VCS”) business unit sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers and other vehicle components. This organizational model allows for a strong product line focus benefitting both original equipment and aftermarket customers and enables the global Federal-Mogul teams to be responsive to customers’ needs for superior products and to promote greater identification with Federal-Mogul premium brands. Additionally, this organizational model enhances management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases.
Rights Offering
On July 11, 2013, Federal-Mogul received $500 million in connection with its previously announced common stock registered rights offering (the “Federal-Mogul Rights Offering”). In connection with the Federal-Mogul Rights Offering, we fully exercised our subscription rights under our basic and over subscription privileges to purchase additional shares of Federal-Mogul common stock, thereby increasing our ownership of Federal-Mogul, for an aggregate additional investment of $434 million.
As of December 31, 2013, we owned approximately 80.7% of the total outstanding common stock of Federal-Mogul.
Accounts Receivable, net
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $271 million and $217 million as of December 31, 2013 and 2012, respectively. Of those gross amounts, $258 million and $216 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable; however, as of both December 31, 2013 and 2012, Federal-Mogul had withdrawn all such cash. Proceeds from the transfers of accounts receivable qualifying as sales were approximately $1.5 billion, $1.5 billion and $1.7 billion for the years ended December 31, 2013, 2012 and 2011, respectively.
For the years ended December 31, 2013, 2012 and 2011, expenses associated with transfers of receivables were $7 million, $7 million and $9 million, respectively, and were recorded in the consolidated statements of operations within other income (loss), net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not recorded as a result of such activities.
Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposures to Federal-Mogul associated with certain of these facilities' terms were $21 million and $19 million at December 31, 2013 and 2012, respectively. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of December 31, 2013 and 2012, Federal-Mogul estimated the loss to be immaterial.
Restructuring
During the years ended December 31, 2013, 2012 and 2011, Federal-Mogul recorded $40 million, $26 million and $5 million in restructuring charges, respectively. The total restructuring charges for the year ended December 31, 2013 consists of employee costs and headcount reduction actions associated with the aftermarket and corporate unit.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2012, Federal-Mogul announced a restructuring plan ("Restructuring 2012") to reduce or eliminate capacity at several high-cost VCS facilities and transfer production to lower-cost locations. Restructuring 2012 was completed as of December 31, 2013. In connection with Restructuring 2012, Federal-Mogul incurred restructuring charges totaling $13 million, most of which pertained to employee costs. In connection with Restructuring 2012, Federal-Mogul recorded $2 million in restructuring charges for the year ended December 31, 2013, all of which pertain to facility costs.
In February 2013, Federal-Mogul's Board of Directors approved the evaluation of restructuring opportunities in order to improve operating performance. Federal-Mogul obtained its Board of Directors' approval to commence a restructuring plan ("Restructuring 2013"). Restructuring 2013 is intended to take place between 2013 and 2015 with an expected total cost of $73 million, of which $58 million and $15 million pertains to employee costs and facility costs, respectively. In connection with Restructuring 2013, Federal-Mogul recorded $39 million in charges for the year ended December 31, 2013, substantially all of which pertain to employee costs.
Energy
We conduct our Energy segment through our majority ownership in CVR. We acquired a controlling interest in CVR on May 4, 2012. CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces nitrogen fertilizers in the form of ammonia and urea ammonium nitrate ("UAN"). As of December 31, 2013, following various equity offerings as discussed below, CVR owned 100% of the general partners of CVR Refining and CVR Partners and approximately 71% of the common units of CVR Refining and 53% of the common units of CVR Partners.
As of December 31, 2013, we owned 82.0% of the total outstanding common stock of CVR. In addition, as of December 31, 2013, as a result of purchasing common units of CVR Refining as discussed below, we directly owned approximately 4.0% of the total outstanding common units of CVR Refining.
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
On May 20, 2013, CVR Refining completed an underwritten public offering of its common units representing limited partner interests, and on June 10, 2013 issued additional common units pursuant to the underwriters' exercise of their overallotment option, resulting in gross proceeds of $406 million before giving effect to underwriting discounts and offering expenses. In addition, we purchased $62 million of common units of CVR Refining in a privately negotiated transaction with CVR. CVR Refining did not receive any of the proceeds from the sale of common units of CVR Refining to us.
On May 28, 2013, Coffeyville Resources, LLC (“CRLLC”), a wholly owned subsidiary of CVR, completed a secondary public offering of common units of CVR Partners. Additionally, the underwriters were granted an option to purchase additional units at the public offering price, which expired unexercised at the end of the option period. The gross proceeds to CRLLC from this secondary offering were $302 million, before giving effect to underwriting discounts and other offering expenses. CVR Partners did not receive any of the proceeds from the sale of common units by CRLLC.
As a result of these equity offerings, our consolidated equity increased by an aggregate of $990 million, of which $902 million was attributable to non-controlling interests and $88 million was attributable to both Icahn Enterprises and Icahn Enterprises Holdings. These offerings are reflected in the caption entitled "Proceeds from subsidiary equity offerings," within the consolidated statement of equity changes.
Petroleum business. CVR Refining's petroleum business includes a 115,000 bpd rated capacity complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a 70,000 bpd rated capacity medium capacity crude oil unit refinery in Wynnewood, Oklahoma. The combined production capacity represents approximately 22% of the region's refining capacity. The Coffeyville refinery is situated on approximately 440 acres in southeast Kansas, approximately 100 miles from Cushing,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Oklahoma, a major crude oil trading and storage hub. The Wynnewood refinery is situated on approximately 400 acres located approximately 65 miles south of Oklahoma City, Oklahoma and approximately 130 miles from Cushing, Oklahoma.
In addition to the refineries, CVR's petroleum business owns and operates the following: (1) a crude oil gathering system with a gathering capacity of approximately 55,000 bpd serving Kansas, Oklahoma, Missouri, Nebraska and Texas, (2) a rack marketing division supplying product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and at throughput terminals on Magellan and NuStar Energy, LP's ("NuStar") refined products distribution systems, (3) a 145,000 bpd pipeline system (supported by approximately 350 miles of CVR's owned and leased pipeline) that transports crude oil to its Coffeyville refinery from its Broome Station tank farm and associated crude oil storage tanks with a capacity of 1.2 million barrels, (4) crude oil storage tanks with a capacity of 0.5 million barrels in Wynnewood, Oklahoma, (5) an additional 3.3 million barrels of leased storage capacity located in Cushing, Oklahoma and other locations and (6) 1.0 million barrels of company owned crude oil storage in Cushing, Oklahoma and (7) approximately 4.5 million barrels of combined refinery related storage capacity.
Nitrogen fertilizer business. CVR Partners' nitrogen fertilizer business consists of a nitrogen fertilizer manufacturing facility that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. The facility includes a 1,225 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. The gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving reliability.
Planned Major Turnarounds
Wynnewood Refinery
The Wynnewood refinery completed a turnaround maintenance in the fourth quarter of 2012, incurring approximately $102 million of expenses for the period May 5, 2012 through December 31, 2012.
Nitrogen Fertilizer
During the fourth quarter of 2012, the nitrogen fertilizer facilities completed a previously scheduled major turnaround, incurring approximately $5 million of expenses for the period May 5, 2012 through December 31, 2012.
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
Railcar
We conduct our Railcar segment through our majority ownership interests in ARI and New ARL. ARI manufactures railcars, which are offered for sale or lease, custom designed railcar parts and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, railroads, industrial companies and other non-rail companies. ARI leases railcars that it manufactures to certain markets. ARI provides railcar services consisting of railcar repair services, engineering and field services and fleet management services. More specifically, such services include maintenance planning, project management, tracking and tracing, regulatory compliance, mileage audit, rolling stock taxes, and online service access.
As of December 31, 2013, we owned approximately 55.6% of the total outstanding common stock of ARI.
As further discussed in Note 3, "Acquisitions - New ARL," pursuant to a contribution agreement dated September 20, 2013 and with a closing date on October 2, 2013, we acquired a controlling interest in New ARL, an entity under common control. New ARL is engaged in the business of leasing railcars to customers with specific requirements whose products

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

require specialized railcars dedicated to transporting, storing, and preserving the integrity of their products. These products are primarily in the energy, food and agriculture, chemical, minerals and petrochemical industries.
On August 17, 2012, AEP Leasing, LLC ("AEP Leasing") was formed for the purpose of leasing railcars. Pursuant to the ARL contribution Agreement, we contributed AEP Leasing, including its fleet of railcars, to New ARL.
Transactions among New ARL, AEP Leasing and ARI have been eliminated in consolidation.
Gaming
We conduct our Gaming segment through our majority ownership in Tropicana. Tropicana currently owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The eight casino facilities it operates feature approximately 371,600 square feet of gaming space with 6,941 slot machines, 217 table games and 6,032 hotel rooms with three casino facilities located in Nevada and one in each of Mississippi, Indiana, Louisiana, New Jersey and Aruba.
In addition, as further discussed in Note 3, "Acquisitions - Other Acquisitions," Tropicana is expected to close on the Lumiére Acquisition early in 2014.
As of December 31, 2013, we owned approximately 67.9% of the total outstanding common stock of Tropicana.
Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase currently operates nine manufacturing facilities and ten distribution centers throughout North America, Europe, South America and Asia and derives approximately 70% of its total net sales from customers located outside the United States.
During 2013, we acquired additional shares of Viskase common stock. As of December 31, 2013, we owned approximately 73.5% of the total outstanding common stock of Viskase.
Real Estate
Our Real Estate segment consists of rental real estate, property development and resort activities.
As of December 31, 2013, we owned 29 commercial rental real estate properties. Our property development operations are run primarily through Bayswater Development LLC, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida include land for future residential development of approximately 271 and 1325 units of residential housing, respectively. Both developments operate golf and resort operations as well. In addition, our Real Estate segment owns an unfinished development property and a partially developed casino, located on approximately 23 acres in Las Vegas, Nevada.
As of December 31, 2013 and 2012, $56 million and $73 million, respectively, of the net investment in financing leases and net real estate leased to others which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.
Home Fashion
We conduct our Home Fashion segment through our indirect wholly owned subsidiary, WestPoint Home LLC (“WPH”), a manufacturer and distributor of home fashion consumer products. WPH is engaged in the business of designing, marketing, manufacturing, sourcing, distributing and selling home fashion consumer products. WPH markets a broad range of manufactured and sourced bed, bath, basic bedding, and other textile products, including sheets, pillowcases, bedspreads, quilts, comforters and duvet covers, featherbeds, bath and beach towels, bath accessories, bed skirts, bed pillows, flocked blankets, woven blankets and throws, and mattress pads. WPH recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. In addition, WPH receives a small portion of its revenues through the licensing of its trademarks.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Anticipated Future Receipts
The following is a summary of the consolidated anticipated future receipts of the minimum lease payments receivable under the financing and operating method on a consolidated basis at December 31, 2013:

Year	Amount
(in millions)
2014	$434
2015	353
2016	311
2017	264
2018	189
Thereafter	216
$1,767

5.	Related Party Transactions.
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
Investment
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. During 2013, an affiliate of Mr. Icahn invested $45 million in the Investment Funds. As further discussed in Note 8, "Financial Instruments - Investment Segment and Holding Company," the Investment Funds are parties to swap agreements with respect to shares of the S&P 500 ETF Trust (“SPDR”). On August 19, 2013, certain of the Investment Funds assigned an aggregate 7.7 million SPDR shares to Koala Holdings LP and its subsidiary (collectively, "Koala"), an affiliate of Mr. Icahn's. In addition, certain of the Investment Funds distributed $185 million to Koala. As of December 31, 2013 and 2012, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings) was approximately $4.7 billion and $3.5 billion, respectively, representing approximately 56% and 60%, respectively, of the Investment Funds' asset under management.
Icahn Capital pays for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent); Icahn Capital shall be allocated pro rata for such expenses in accordance with each investor's capital accounts in the Investment Funds. Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds, generally when such expenses are paid. For the years ended December 31, 2013, 2012, and 2011, $113 million, $23 million and $21 million respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.
Co-Manager Agreement
As previously disclosed, on October 22, 2013, Icahn Enterprises and Icahn Capital, a wholly owned indirect subsidiary of Icahn Enterprises, entered into an amendment (the “Co-Manager Amendment”) to the Amended and Restated Co-Manager Agreement made as of August 1, 2012 by and between Icahn Enterprises, Icahn Capital and each of David Schechter and Brett Icahn (the “Co-Manager Agreement”). As previously disclosed, under the Co-Manager Agreement each of Brett Icahn, the son of Carl C. Icahn, and David Schechter serves as a co-portfolio manager (together, the “Co-Managers”) of a designated portfolio of assets (referred to as the "New Sargon Portfolio") within the various private investment funds comprising Icahn Enterprises’ Investment segment, subject to the supervision and control of Icahn Capital and Carl Icahn. Icahn Capital owns the general partners of Icahn Partners, Icahn Partners Master Fund I, Icahn Partners Master Fund II and Icahn Partners Master Fund III.
The Co-Manager Amendment modifies certain provisions of the Co-Manager Agreement solely as they relate to the shares of common stock of Netflix, Inc., a Delaware corporation, held within the New Sargon Portfolio (the “Designated

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares”). Pursuant to the Co-Manager Amendment, up to 85% of the Designated Shares may be sold by Icahn Enterprises and Icahn Capital without the consent of the Co-Managers. Following the sale of any of the Designated Shares without the consent of the Co-Managers, Icahn Enterprises and Icahn Capital must make available to the New Sargon Portfolio an amount in cash or cash equivalents equal to the proceeds received from such sale. Further, pursuant to the Amendment, the shares sold without consent of the Co-Managers will be deemed to remain in the New Sargon Portfolio on a notional basis for the purposes of calculating the market value of the New Sargon Portfolio in connection with the determination of gain in the New Sargon Portfolio.
Automotive
As described in Note 11, "Debt - Automotive," on December 6, 2013, Federal-Mogul entered into a backstop commitment letter ("Backstop Commitment") with High River Limited Partnership ("High River"), an affiliate of Mr. Icahn, in favor of Federal-Mogul with respect to its existing Tranche B term loan. The Backstop Commitment provides that if Federal-Mogul is unable to refinance its Tranche B term loan on or prior to September 27, 2014, High River or an affiliate thereof with at least the same net worth will provide loan financing of up to $1.6 billion to Federal-Mogul and its subsidiaries on arms-length terms to provide the funding necessary to repay the Tranche B term loan. The High River loan will be subject to negotiation and execution of definitive documentation to be approved by the independent directors of Federal-Mogul.
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
Railcar
New ARL
As further described in Note 3, "Acquisitions - New ARL," On September 20, 2013, American Entertainment Properties Corporation, a wholly owned subsidiary of ours, and the parent company of AEP, entered into a transaction with ARL, a company wholly owned and controlled by Carl C. Icahn. Pursuant to the ARL Contribution Agreement, in consideration for the contribution of our 100% ownership interest in AEP Leasing to ARL, we received a 75% membership interest in New ARL.
ARL had a secured promissory note (the "Icahn Note") dated October 28, 2004 from Mr. Icahn for $165 million, bearing interest of prime plus 1.75%. Pursuant to the ARL Contribution Agreement, the Icahn Note (with a balance of $171 million, including accrued interest) was distributed to IRL in October 2013. For the year ended December 31, 2013, ARL received interest income of $6 million and for the each of the years ended December 31, 2012 and 2011, ARL received interest income of $8 million.
Agreements with ACF Industries LLC
In January 2013, ARI entered into a purchasing and engineering services agreement and license with ACF Industries LLC ("ACF"), an affiliate of Mr. Icahn. The agreement was unanimously approved by the independent directors of ARI’s and Icahn Enterprises' audit committee on the basis that the terms of the agreement were not materially less favorable to ARI than those that could have been obtained in a comparable transaction with an unrelated person. Under this agreement, ARI provides purchasing support and engineering services to ACF in connection with ACF’s manufacture and sale of certain tank railcars at its facility in Milton, Pennsylvania. Additionally, ARI has granted ACF a nonexclusive, non-assignable license to certain of ARI’s intellectual property, including certain designs, specifications, processes and manufacturing know-how required to manufacture and sell such tank railcars during the term of the agreement. Subject to certain early termination events, the agreement will terminate on December 31, 2014.
In consideration for the services and license provided by ARI to ACF in conjunction with the agreement, ACF pays ARI a royalty and, if any, a share of the net profits ("ACF Profits") earned on each railcar manufactured and sold by ACF under the agreement, in an aggregate amount equal to 30 percent of such ACF Profits, as calculated under the agreement. ACF Profits are net of certain of ACF’s start-up and shutdown expenses and certain maintenance capital. If no ACF Profits are realized on a railcar manufactured and sold by ACF pursuant to the agreement, ARI will still be entitled to the royalty for such railcar and

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

will not share in any losses incurred by ACF in connection therewith. In addition, any railcar components supplied by ARI to ACF for the manufacture of these railcars shall be provided at fair market value.
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
ARI's revenues under this agreement were $12 million for the year ended December 31, 2013 and were recorded for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF.
In April 2013, AEP Leasing entered into an agreement ("ACF Agreement") with ACF whereby AEP Leasing will purchase 1,050 railcars from ACF in 2013 and 2014 for an aggregate purchase price of approximately $150 million. Additionally, AEP Leasing has an option that can be exercised any time prior to September 1, 2014 to purchase an additional 500 railcars for an aggregate purchase price of approximately $70 million. The ACF Agreement was unanimously approved by Icahn Enterprises' audit committee consisting of independent directors, who were advised by independent counsel and an independent financial advisor on the basis that the terms were not less favorable than those terms that could have been obtained in a comparable transaction with an unaffiliated third party. Under this agreement, purchases of railcars by AEP Leasing from ACF were $57 million for the year ended December 31, 2013.
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
In December 2012, Icahn Sourcing advised Icahn Enterprises that effective January 1, 2013 it would restructure its ownership and change its name to Insight Portfolio Group LLC (“Insight Portfolio Group”).  In connection with the restructuring, Icahn Enterprises Holdings acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of Icahn Enterprises Holdings, including Federal-Mogul, CVR, Tropicana, ARI, New ARL, Viskase, PSC Metals and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013. A number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses in 2013.

6.	Investments and Related Matters.
Investment
Investments, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, and derivatives, all of which are reported at fair value in our consolidated balance sheets. See Note 7, "Fair Value Measurements-Investment," for details of the investments for our Investment segment.
As further discussed in Note 4, "Operating Units-Investment," as a result of returning fee-paying capital to its investors on March 31, 2011, each of the Investment Funds no longer met the criteria of an investment company as set forth in FASB ASC Paragraph 946-10-15-2, Financial Services-Investment Companies, and, therefore, the application of FASB ASC Section 946-810-45 was no longer applicable effective March 31, 2011. This change had no material effect on our consolidated financial statements.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our Investment segment applied the fair value option to certain of its investments that would have otherwise been subject to the equity method of accounting.  As of December 31, 2013 and 2012, the fair value of these investments was less than $1 million and $314 million, respectively. During the years ended December 31, 2013, 2012 and 2011, our Investment segment recorded gains of $140 million, $310 million and $49 million, respectively, associated with these investments. Such amounts are included in net gain from investment activities in our consolidated statements of operations. Included in these investment gains and losses is the Investment Funds' gains and losses in The Hain Celestial Group, Inc. (“Hain”) and Metro-Golden-Mayer Inc. ("MGM"). As of December 31, 2013, the Investment Funds no longer held any shares of Hain or MGM. The General Partners have applied the fair value option to their previously held investments in Hain and MGM.
We believe that these investments to which we applied the fair value option are not material, individually or in the aggregate, to our consolidated financial statements.
Investments in Variable Interest Entities
As discussed in Note 4, "Operating Units-Investment," on March 7, 2011, the Investment Funds determined to return fee-paying capital to its investors. We evaluated the impact of this reconsideration event (referred to as the "2011 Reconsideration Event") with respect to the VIE and primary beneficiary status of each of the Investment Funds and the Offshore Funds. We determined that the 2011 Reconsideration Event impacted Master Fund II, Master Fund III and Icahn Fund Ltd. Prior to the 2011 Reconsideration Event, Master Fund II, Master Fund III and Icahn Fund Ltd. were each considered VIEs for which we were determined to be their primary beneficiary and therefore we consolidated them. As a result of the 2011 Reconsideration Event, Master Fund II and Master Fund III are no longer considered VIEs. However, the VIE status change in Master Fund II and Master Fund III did not impact their consolidation status. Because we control Master Fund II and Master Fund III through our general partner interests, we continue to consolidate Master Fund II and Master Fund III. There are no substantive kick-out or participating rights in either Master Fund II or Master Fund III. (As described in Note 3, "Operating Units-Investment," effective January 1, 2014, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP were merged with and into Icahn Partners.) In addition, previously Icahn Fund Ltd. was considered a VIE and we consolidated it because the Offshore GP was its primary beneficiary. As a result of the 2011 Reconsideration Event, we determined that, although Icahn Fund Ltd. is still considered a VIE, the Offshore GP is no longer the primary beneficiary. We deconsolidated Icahn Fund Ltd. as of March 31, 2011, the result of which decreased consolidated total liabilities by $146 million and increased equity attributable to non-controlling interests by the same amount.
Other Segments
The carrying value of investments held by our Automotive, Energy, Railcar, Gaming, Home Fashion segments and the Holding Company consist of the following:

	December 31,
	2013	2012
	(in millions)
Equity method investments	$284	$299
Other investments	151	108
	$435	$407
The Holding Company applies the fair value option to its investments that would otherwise be subject to the equity method of accounting. We record unrealized gains and losses for the change in fair value of such investments as a component of net gain from investment activities in the consolidated statements of operations.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment
The following table summarizes the valuation of the Investment Funds' investments and derivative contracts by the above fair value hierarchy levels as of December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments:
Equity securities:
Basic materials	$—	$—	$—	$—	$144	$9	$—	$153
Communications	820	—	—	820	560	16	—	576
Consumer, non-cyclical	3,344	178	—	3,522	1,340	—	—	1,340
Consumer, cyclical	414	—	—	414	261	—	—	261
Diversified	29	—	—	29	—	—	—	—
Energy	3,050	—	—	3,050	1,052	55	—	1,107
Financial	300	—	—	300	244	—	—	244
Funds	—	6	—	6	—	308	—	308
Technology	3,173	—	—	3,173	325	—	—	325
Utilities	—	—	—	—	208	—	—	208
	11,130	184	—	11,314	4,134	388	—	4,522
Corporate debt:
Consumer, cyclical	—	—	287	287	—	—	288	288
Financial	—	11	—	11	—	50	—	50
Sovereign debt	—	5	—	5	—	5	—	5
Utilities	—	29	—	29	—	31	—	31
	—	45	287	332	—	86	288	374
Mortgage-backed securities:
Financial	—	180	—	180	—	188	—	188
	$11,130	$409	$287	$11,826	$4,134	$662	$288	$5,084
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$44	$—	$—	$44	$—	$—	$—	$—
Consumer, cyclical	787	—	—	787	473	—	—	473
Financial	45	—	—	45	—	—	—	—
Funds	—	8	—	8	—	60	—	60
	876	8	—	884	473	60	—	533
Derivative contracts, at fair value(1)	—	639	—	639	—	84	—	84
	$876	$647	$—	$1,523	$473	$144	$—	$617

(1)	Included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in investments measured at fair value for which our Investment segment has used Level 3 input to determine fair value are as follows:

	Year Ended December 31,
	2013	2012
	(in millions)
Balance at January 1	$288	$289
Gross realized and unrealized gains	4	4
Gross proceeds	(5)	(5)
Balance at December 31	$287	$288
Unrealized gains of $4 million are included in earnings related to Level 3 investments still held at December 31, 2013 by our Investment segment. Total realized and unrealized gains and losses recorded for Level 3 investments, if any, are reported in net gain from investment activities in our consolidated statements of operations.
The Investment Funds owned one Level 3 corporate debt investment at December 31, 2013.  Fair value was determined through yield analysis of comparable loans to which we applied a risk premium that we determined to be appropriate, which resulted in a lower valuation for our Level 3 investment.  Increasing the risk premium by 1% would result in a 2% decrease in the fair value of the loan. Decreasing the risk premium by 1% would have no effect on the fair value of the loan.
Other Segments and Holding Company
The following table summarizes the valuation of our Automotive and Energy segments and our Holding Company investments and derivative contracts by the above fair value hierarchy levels as of December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Marketable equity and debt securities	$1	$—	$—	$1	$1	$—	$—	$1
Trading securities	—	—	116	116	—	—	60	60
Derivative contracts, at fair value(1)	—	1	—	1	—	1	21	22
	$1	$1	$116	$118	$1	$1	$81	$83
Liabilities
Other liabilities	$—	$16	$—	$16	$—	$1	$—	$1
Derivative contracts, at fair value(2)	—	35	—	35	—	89	—	89
	$—	$51	$—	$51	$—	$90	$—	$90

(1)	Amounts are classified within other assets in our consolidated balance sheets.

(2)	Amounts are classified within accrued expenses and other liabilities in our consolidated balance sheets.

The changes in trading securities measured at fair value for which our Holding Company have used Level 3 input to determine fair value are as follows:

	Year Ended December 31,
	2013	2012
	(in millions)
Balance at January 1	$81	$—
Purchases	67	—
Transfer in	—	81
Gross realized and unrealized losses	(32)	—
Balance at December 31	$116	$81

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
Unrealized losses of $32 million are included in earnings related to Level 3 investments still held at December 31, 2013 by our Holding Company. Total realized and unrealized gains and losses recorded for Level 3 investments, if any, are reported in net gain (loss) from investment activities in our consolidated statements of operations.
Assets measured at fair value on a nonrecurring basis during the years ended December 31, 2013 and 2012 are set forth in the table below:

	December 31, 2013		December 31, 2012
	Level 3	Recognized	Level 3	Recognized
Category	Asset	Loss	Asset	Loss
	(in millions)
Property, plant and equipment	$74	$16	$109	$59
Intangible assets	—	—	232	52
Goodwill	—	—	—	14
Other assets	—	—	—	4
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our Automotive segment's defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. Plans:
Cash	$33	$—	$—	$33	$34	$—	$—	$34
Investments with registered investment companies:
Equity securities	347	—	—	347	257	—	—	257
Fixed income securities	135	—	—	135	143	—	—	143
Real estate and other	23	—	—	23	4	—	—	4
Equity securities	242	—	—	242	217	—	—	217
Fixed income collective trust	—	—	—	—	—	45	—	45
Debt securities:
Corporate and other	—	22	—	22	—	37	—	37
Government	14	8	—	22	—	27	—	27
Hedge funds	—	—	85	85	—	—	14	14
	$794	$30	$85	$909	$655	$109	$14	$778
Non-U.S. Plans:
Insurance contracts	$—	$—	$44	$44	$—	$—	$42	$42
Investments with registered investment companies:
Fixed income securities	7	—	—	7	10	—	—	10
Equity securities	2	—	—	2	1	—	—	1
Corporate bonds	—	2	—	2	—	2	—	2
	$9	$2	$44	$55	$11	$2	$42	$55
The changes in U.S. and Non-U.S. plan assets measured at fair value for which our Automotive segment has used Level 3 input to determine fair value are as follows:

	Year Ended December 31,
	2013	2012
	(in millions)
U.S. Plans:
Hedge funds:
Balance at January 1	$14	$—
Realized/unrealized gains (losses), net	11	2
Purchases and settlements, net	83	12
Sales, net	$(23)	$—
Balance at December 31	$85	$14

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2013	2012
	(in millions)
Non-U.S. Plans:
Insurance contracts:
Balance at January 1	$42	$35
Realized/unrealized gains (losses), net	1	1
Purchases and settlements, net	6	7
Sales, net	(6)	(2)
Foreign currency exchange rate movements	1	1
Balance at December 31	$44	$42
U.S. Plans
As of December 31, 2013, plan assets were comprised of 65% equity investments, 20% fixed income investments, and 15% in other investments which include hedge funds. Approximately 74% of the U.S. plan assets were invested in actively managed investment funds. Federal-Mogul's investment strategy includes a target asset allocation of 50% equity investments, 25% fixed income investments and 25% in other investment types including hedge funds.
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
The following table presents our Food Packaging and Railcar segment's defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. and Non-U.S. Plans:
Asset category:
Cash equivalents	$4	$1	$—	$5	$7	$—	$—	$7
Equity securities	61	15	—	76	23	29	—	52
Fixed income securities	21	6	—	27	14	15	—	29
Other	3	1	21	25	—	1	30	31
	$89	$23	$21	$133	$44	$45	$30	$119

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in U.S. and Non-U.S. plan assets measured at fair value for which our Food Packaging and Railcar segments have used Level 3 input to determine fair value are as follows:

	Year Ended December 31,
	2013	2012
	(in millions)
U.S. and Non-U.S. Plans:
Balance at January 1	$30	$27
Realized/unrealized gains (losses), net	3	3
Purchases and settlements, net	(12)	—
Balance at December 31	$21	$30

8.	Financial Instruments.
Certain derivative contracts with a single counterparty executed by the Investment Funds, by our Automotive segment with a single counterparty or by our Energy segment with a single counterparty, or by our Holding Company with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. Values for the derivative financial instruments, principally swaps, forwards, over-the-counter options and other conditional and exchange contracts, are reported on a net-by-counterparty basis. As a result, the net exposure to counterparties is reported in either other assets or accrued expenses and other liabilities in our consolidated balance sheets.
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
The Investment Funds are parties to swap agreements (“Swaps”) with respect to shares of SPDR.  On August 19, 2013, certain of the Investment Funds assigned their rights and obligations under certain of the Swaps to IEH Investments I LLC (“IEH Investments”), a wholly owned subsidiary of ours, and Koala, an affiliate of Mr. Icahn's. Certain of the Investment Funds assigned an aggregate 9.7 million SPDR shares to IEH Investments and an aggregate 7.7 million SPDR shares to Koala.  In addition, the Investment Funds distributed an aggregate $234 million to IEH Investments and an aggregate $185 million to Koala, amounts equal to the underlying obligations under the assigned Swaps.
The Investment Funds may also purchase and write option contracts. As a writer of option contracts, the Investment Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Investment Funds are obligated to purchase or sell, at the holder's option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds' satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets. At December 31, 2013, the maximum payout amounts relating to certain put options written by the Investment Funds were approximately $8.0 billion.   At December 31, 2012, the maximum payout amounts relating to certain put options written by the Investment Funds approximated $7.9 billion, of which approximately $6.8 billion related to covered put options on existing short positions on a certain stock index. As of December 31, 2013 and 2012, there were unrealized gains of $131 million and $180 million, respectively.
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds' derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2013 and 2012 was $639 million and $84 million, respectively.
At December 31, 2013 and 2012, the Investment Funds had $255 million and $148 million, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash in our consolidated balance sheets.
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
Automotive
Interest Rate Risk
During 2008, Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. As of December 31, 2013, all of these five-year interest rate swap agreements had expired. As of December 31, 2012, unrealized net losses of $10 million, respectively, were recorded in accumulated other comprehensive loss as a result of these hedges.
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
Federal-Mogul had commodity price hedge contracts outstanding with combined notional values of $51 million and $45 million at December 31, 2013 and 2012, respectively, substantially all of which mature within one year in each of the respective periods and substantially all were designated as hedging instruments for accounting purposes. Unrealized net losses of $1 million and gains of $1 million were recorded in accumulated other comprehensive loss as of December 31, 2013 and 2012, respectively.
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
Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Federal-Mogul had notional values of $12 million and $160 million of foreign currency hedge contracts outstanding at December 31, 2013 and 2012, respectively, of which $12 million and $11 million, respectively, were designated as cash flow hedging instruments for accounting purposes. Unrealized net losses of $1 million and gains of less than $1 million were recorded in accumulated other comprehensive loss as of December 31, 2013 and 2012, respectively, for the contracts designated as hedging instruments. The remaining outstanding contracts as of December 31, 2012 with combined notional value of approximately $149 million were entered into by Federal-Mogul in order to offset fluctuations in consolidated earnings caused by changes in

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

currency rates used to translate earnings at foreign subsidiaries into U.S. dollars. These contracts are not designated as hedging instruments for accounting purposes and are marked to market through the income statement. Foreign currency exchange losses of $1 million and $10 million related to these contracts were recorded in other income (loss), net for the years ended December 31, 2013 and 2012, respectively.
Concentrations of Credit Risk
Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. Federal-Mogul's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of Federal-Mogul's direct sales during the years ended December 31, 2013. During 2012, Federal-Mogul granted terms extension with certain customers in the North American aftermarket. As a result, Federal-Mogul had one VCS customer that accounted for 14% of its net accounts receivable balance as of December 31, 2013. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.
Energy
CVR is subject to price fluctuations caused by supply conditions, weather, economic conditions, interest rate fluctuations and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, CVR from time to time enters into various commodity derivative transactions.
CVR has adopted accounting standards that impose extensive record-keeping requirements in order to designate a derivative financial instrument as a hedge. CVR holds derivative instruments, such as exchange-traded crude oil futures and certain over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges for GAAP purposes. Gains or losses related to the change in fair value and periodic settlements of these derivative instruments are included in other income (loss), net in the consolidated statements of operations.
CVR maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the consolidated balance sheets. The maintenance margin balance is included within other assets within consolidated balance sheets. Depending upon the position of the open commodity derivatives as of the reporting date, the amounts are classified either as an asset or liability within the consolidated balance sheets. From time to time, CVR may be required to deposit additional funds into this margin account. The fair value of the open commodity positions as of December 31, 2013 was a net gain of less than $1 million which is included in accrued expenses and other liabilities. For the year ended December 31, 2013 and for the period May 5, 2012 through December 31, 2012, CVR recognized a net loss of $3 million and $4 million, respectively, and is included in other income (loss), net in the consolidated statement of operations.
Commodity Swap
In September 2011, CVR Refining entered into several commodity swap contracts with effective periods beginning in January 2012. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the consolidated balance sheets with changes in fair value currently recognized in the consolidated statement of operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. As of both December 31, 2013 and 2012, CVR had open commodity hedging instruments consisting of 23.3 million barrels of crack spreads primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at December 31, 2013 and 2012, was a net liability of $16 million and $67 million, respectively. For the year ended December 31, 2013, CVR recognized a net gain of $60 million which is recorded in other income (loss), net in the consolidated statements of operations. For the period May 5, 2012 through December 31, 2012, CVR recognized a net loss of $176 million.
Interest Rate Swap
On June 30 and July 1, 2011, Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF") entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements totals $63 million (split evenly between the two agreement dates) and commenced on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

three month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.975%. Both swap agreements are settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three-month LIBOR as governed by the CRNF credit agreement. At December 31, 2013, the effective rate was approximately 4.56%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense in the consolidated statement of operations. The realized loss on the interest rate swap reclassified from accumulated other comprehensive income ("AOCI") into interest expense was $1 million and $1 million for the year ended December 31, 2013 and the period May 5, 2012 through December 31, 2012, respectively.
Consolidated Derivative Information
The following table presents the consolidated fair values of our derivatives that are not designated as hedging instruments:

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Not Designated as Hedging Instruments	December 31,		December 31,
	2013	2012	2013	2012
	(in millions)
Equity contracts	$—	$21	$654	$35
Foreign exchange contracts	1	—	—	59
Commodity contracts	17	8	33	74
Sub-total	18	29	687	168
Netting across contract types(3)	(17)	(7)	(17)	(7)
Total(3)	$1	$22	$670	$161

(1)	Net asset derivatives are located within other assets in our consolidated balance sheets.

(2)	Net liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.

(3)	Excludes netting of cash collateral received and posted. The total collateral posted at December 31, 2013 and 2012 was $255 million and $148 million, respectively, across all counterparties.

The following table presents the effects of our derivative instruments not designated as hedging instruments on the statements of operations for the years ended December 31, 2013, 2012 and 2011:

	Gain (Loss) Recognized in Income(1)
	Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	2013	2012	2011
	(in millions)
Equity contracts	$(2,167)	$(1,082)	$(39)
Foreign exchange contracts	(80)	(78)	7
Credit contracts	—	1	18
Futures index spread	—	—	20
Commodity contracts	64	(180)	—
	$(2,183)	$(1,339)	$6

(1)
Gains (losses) recognized on derivatives are classified in net gain from investment activities in our consolidated statements of operations for our Investment segment and are included in other income (loss), net for all other segments.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013, the volume of our derivative activities based on their notional exposure, categorized by primary underlying risk, are as follows:

	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Equity swaps	$1	$10,508
Foreign currency forwards	12	1,676
Interest rate swap contracts	—	63
Commodity contracts	60	669
The following table presents the fair values of our derivative instruments that are designated as cash flow hedging instruments:

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Designated as Cash Flow Hedging Instruments	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(in millions)
Interest rate swap contracts	$—	$—	$2	$13
Commodity contracts	1	2	2	1
Foreign currency contracts	—	—	1	—
Sub-total	1	2	5	14
Netting across contract types	(1)	(2)	(1)	(2)
Total	$—	$—	$4	$12

(1)	Located within other assets in our consolidated balance sheets.

(2)	Located within accrued expenses and other liabilities in our consolidated balance sheets.

The following tables present the effect of our derivative instruments that are designated as cash flow hedging instruments on our consolidated financial statements for the years ended December 31, 2013, 2012 and 2011:

Year Ended December 31, 2013
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)	Location of Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$1	$(9)	Interest expense	$—
Commodity contracts	(7)	(5)	Cost of goods sold	—
Foreign currency contracts	(1)	—	Cost of goods sold	—
	$(7)	$(14)		$—

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2012
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$(4)	$(38)	Interest expense	$—
Commodity contracts	7	(10)	Cost of goods sold	—
Foreign currency contracts	(2)	1		—
	$1	$(47)		$—

Year Ended December 31, 2011
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$(13)	$(39)	Interest expense	$—
Commodity contracts	(22)	5	Cost of goods sold	(1)	Other income, net
Foreign currency contracts	3	—	Cost of goods sold	—
	$(32)	$(34)		$(1)

9.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	December 31, 2013
	Automotive	Energy	Metals	Railcar	Food Packaging	Consolidated
	(in millions)
Gross carrying amount, January 1	$1,368	$930	$14	$7	$3	$2,322
Purchase accounting adjustment	8	—	—	—	—	8
Divestitures	(16)	—	—	—	—	(16)
Gross carrying amount, December 31	1,360	930	14	7	3	2,314

Accumulated impairment, January 1	(226)	—	(14)	—	—	(240)
Impairment	—	—	—	—	—	—
Accumulated impairment, December 31	(226)	—	(14)	—	—	(240)

Net carrying value, December 31	$1,134	$930	$—	$7	$3	$2,074

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2012
	Automotive	Energy	Metals	Railcar	Food Packaging	Consolidated
	(in millions)
Gross carrying amount, January 1	$1,323	$—	$20	$7	$3	$1,353
Acquisitions	—	930	—	—	—	930
Adjustment to step-up value	44	—	(6)	—	—	38
Foreign exchange	1	—	—	—	—	1
Gross carrying amount, December 31	1,368	930	14	7	3	2,322

Accumulated impairment, January 1	(226)	—	—	—	—	(226)
Impairment	—	—	(14)	—	—	(14)
Accumulated impairment, December 31	(226)	—	(14)	—	—	(240)

Net carrying value, December 31	$1,142	$930	$—	$7	$3	$2,082
Intangible assets, net consists of the following:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$914	$(291)	$623	$921	$(238)	$683
Developed technology	120	(67)	53	121	(57)	64
In-place leases	121	(53)	68	121	(43)	78
Gasification technology license	60	(4)	56	60	(2)	58
Other	47	(18)	29	47	(15)	32
	$1,262	$(433)	829	$1,270	$(355)	915
Indefinite-lived intangible assets:
Trademarks and brand names			255			262
Gaming licenses			29			29
			284			291
Intangible assets, net			$1,113			$1,206
We recorded amortization expense associated with definite-lived intangible assets for the years ended December 31, 2013, 2012 and 2011 of $81 million, $77 million and $65 million, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated future amortization expense for our definite-lived intangible assets is as follows:

Year	Amount
(in millions)
2014	$80
2015	80
2016	77
2017	77
2018	69
Thereafter	446
$829
Automotive
During the year ended December 31, 2013, we increased our Automotive segment's goodwill by $8 million and decreased definite-lived intangible assets by $3 million to adjust for the purchase price allocation relating to its spark plug business acquisition from BorgWarner, Inc. in June 2012. Additionally, in connection with the various dispositions of our Automotive segment's businesses as discussed in Note 18, "Other Income (Loss), Net,", we decreased goodwill by $16 million, In addition, in connection with these dispositions, we also decreased definite-lived intangible assets by $2 million and trademarks and brand names by $6 million.
During the year ended December 31, 2012, our Automotive segment increased goodwill and decreased property, plant and equipment by $8 million to correct for property, plant and equipment that were improperly valued in our initial purchase accounting. In addition, during the year ended December 31, 2012, our Automotive segment increased goodwill by $36 million related to our initial purchase accounting related to a liability associated with alleged defective products. This error resulted from the fact that our Automotive segment has not been properly accounting for alleged defective products as it had been recording an expense when a claim was made by the customer as opposed to at point of sale. Our Automotive segment performed an analysis and determined that it needed to increase to its alleged defective products liability by $37 million as of December 31, 2012. Our Automotive segment analyzed the impact of this error on our goodwill impairment analysis for the years ended December 2008 through 2012 and determined that this error did not impact the results of goodwill impairment for any of these years.
Our Automotive segment's reporting unit fair values are based upon consideration of various valuation methodologies, one of which is projecting future cash flows discounted at rates commensurate with the risks involved (“Discounted Cash Flow” or “DCF”). Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. We believe that our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in a DCF are based on estimates of the weighted-average cost of capital (“WACC”) of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective.
All of our Automotive reporting units with goodwill passed "Step 1" of our October 1, 2013 goodwill impairment analysis.  Powertrain ("PT") and Vehicle Component Solutions ("VCS"), representing our Automotive segment reporting units, had fair values in excess of carrying values of approximately 99% and 26%, respectively. Based on the results of our "Step 1" goodwill impairment analysis for our Automotive segment, we concluded that no impairment existed and therefore "Step 2" of the goodwill impairment analysis was not necessary.  As of December 31, 2013, our PT and VCS reporting units had goodwill of $499 million and $635 million, respectively.
Intangible Assets
Based upon certain impairment indicators related to our Automotive segment's friction business during the second quarter of 2012, including lower than expected profits and cash flows due to continued lower aftermarket volumes, further product mix shifts and pressure on margins, our Automotive segment performed a trademarks and brand names impairment analysis in

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accordance with the subsequent measurement provisions of FASB ASC Topic 350. In addition, in conjunction with our goodwill impairment test that was precipitated by the reorganization as of September 1, 2012, we also performed a trademarks and brand names impairment analysis in accordance with FASB ASC 350, Intangibles-Goodwill and other, as of September 1, 2012. Our impairment analyses compare the fair values of these assets to the related carrying values, and impairment charges are recorded for any excess of carrying values over fair values. These fair values are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. Based upon these analyses, our Automotive segment recognized an aggregate impairment charge of $46 million impairment for the year ended December 31, 2012.
Energy
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
As a result of finalizing the purchase price allocation during the second quarter of 2013, we increased the allocation of goodwill for our petroleum reporting unit by $102 million and decreased the allocation of goodwill related to our fertilizer reporting unit by $102 million. These changes are reflected in the balance of goodwill allocated to each of our Energy reporting units as discussed above. In addition, we decreased the equity attributable to non-controlling interests by $25 million and increased equity attributable to us by $25 million, which is included in other in our consolidated statement of changes in equity.
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
  The fair value of the customer relationships acquired of $340 million was valued using the multi-period excess earnings method ("MPEEM"), a form of the income approach.  The MPEEM valuation methodology seeks to isolate the cash-flow stream attributable to a specific intangible asset being valued from the asset grouping's overall cash-flow stream.  Under the MPEEM, a capital charge (i.e., an economic rental charge) against the total cash-flow stream is made for the use of the contributory assets that contribute to the cash flow generating ability of the specific intangible asset under analysis, which leaves an excess-earnings (or residual) stream applicable to the intangible asset being valued.  Significant assumptions utilized in the MPEEM method included an assumed long-term revenue growth rate of 3%, an annual attrition rate of 5.0%, and a discount rate of 10.5%.  The attrition rate applied in the MPEEM is the product of an analysis of five years of sales data by customer (from 2007 to 2011, which was chosen as an appropriate historical period to analyze given the reliability of the underlying sales by customer data and the fact that it demonstrated attrition in both positive and negative economic cycles), where the revenue-based attrition rate ranged from approximately 5% to 7.5%. The selection of 5% was based on the observed attrition rate in 2011, which was deemed to be more representative of future attrition than that observed during the financial crisis (i.e., 7.7% in 2009). The discount rate is based on our Energy segment's fertilizer business unit's required rate of return on equity, which represents a risk premium of 1.5% above the estimated overall weighted cost of capital for the fertilizer reporting unit to reflect the inherent risks and uncertainties of customer relationships.  Our Energy segment's fertilizer business unit relies on recurring relationships with significant customers to generate a material portion of its total revenues and expects existing customers to generate significant growth in the future.  Our Energy segment's top ten customers accounted for approximately 60% of revenues in 2011, and in every year each customer, but for one, generated revenue from 2007 to 2011. Our Energy

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

segment's management believes these customers to be recurring relationships.  Based on our analysis of the nature and extent of the customer relationships that our Energy segment's fertilizer business has had with its significant customers, including observed historical attrition and the historical length of such relationships, which for the top ten customers dates back to when the fertilizer business was formed in its current capacity in 2004, we estimated that the customer base would reasonably continue to produce cash flows for a period of 20 years.
The fair value of gasification technology license of $60 million was determined using the relief from royalty method, a form of both the market and income approach. Under the relief from royalty method, the value of the intangible asset is determined based on the present value of the royalties that a company is relieved from paying as a result of owning such assets. Thus, because our Energy segment's fertilizer business holds a paid-up, royalty-free license to use, we estimated the benefit of the relief from the royalty expense that would need to be incurred in the absence of a royalty-free license. Significant assumptions used in the relief from royalty method included a market royalty rate of 1.5% and a discount rate of 9%. The market royalty rate was determined based on analysis of prevailing royalty rates paid for the use of similar technologies in the marketplace, which ranged from 1.0% to 9.0%, with a median of 5.0% and a lower quartile of 2.0%. The discount rate is based on our Energy segment's fertilizer business unit's estimated overall weighted average cost of capital.
The fair value of permitting assets of $10 million, which is included in other in the table above, was determined using the discounted cash flow method, a form of income approach. The permitting assets pertain to our Energy segment's petroleum business' water usage rights. Because the permitting assets allow our Energy segment's petroleum business to save costs related to water usage, there is value to such rights. Significant assumptions in the discounted cash flow method included an annual cost savings growth rate of 2% and a discount rate of 11.5%. The growth rate of the projected savings was determined based on the estimated long-term growth of our Energy segment's petroleum business. The discount rate is based on our Energy segment's petroleum business unit's required rate of return on equity.
Annual goodwill impairment analysis
We perform our annual goodwill impairment analysis as of April 30 of each year for our Energy segment, or more frequently if impairment indicators exist. The first step of the impairment analysis involves comparing the fair values of these assets to the respective carrying values to determine the potential for goodwill impairment. The second step of the impairment test, if necessary, involves quantifying the level of goodwill impairment.  These fair values are based upon consideration of various valuation methodologies, including projected future cash flows discounted at rates of return commensurate with the risks involved and pricing multiples of current and future earnings observed for comparable public companies.
All of our Energy reporting units with goodwill passed "Step 1" of our April 30, 2013 goodwill impairment analysis.  Petroleum and Fertilizer, representing our Energy segment reporting units, had fair values in excess of carrying values of 37% and 18%, respectively. Based on the results of our "Step 1" goodwill impairment analysis for our Energy segment, we concluded that no impairment existed and therefore "Step 2" of the goodwill impairment analysis was not necessary.  As of December 31, 2013, our Petroleum and Fertilizer reporting units had goodwill of $574 million and $356 million, respectively.
Metals
During the year ended December 31, 2012, our Metals segment reduced its goodwill by $6 million, which related to certain acquisitions made during 2011 and consisted of a $11 million increase in tangible and identifiable intangible assets due to finalization of purchase price allocations, offset by additional purchase price payments of $4 million and an increase in the environmental liability at acquisition of $1 million. Our Metals segment performed its annual impairment review of indefinite-lived intangible assets in the fourth quarter of 2012. Because of the downturn in the scrap metals industry in 2012, along with continued challenging market conditions in the metals industry, our Metals segment determined that all of its goodwill and trade name intangible assets were impaired. As a result, our Metals segment recorded an impairment charge of $18 million in 2012.
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
Gaming
During 2012 our Gaming segment corrected $5 million related to its stepped-up value of certain definite-lived intangibles that were overstated in its initial purchase accounting. In addition, during 2012, our Gaming segment recognized an impairment charge of $2 million related to certain intangible assets (favorable lease arrangements) related to certain original tenant leases being terminated early.

10.	Property, Plant and Equipment, Net.
Property, plant and equipment, net consists of the following:

		December 31,
	Useful Life	2013	2012
	(in years)	(in millions)
Land		$465	$465
Buildings and improvements	4 - 40	2,107	2,065
Machinery, equipment and furniture	1 - 30	5,068	4,527
Assets leased to others	15 - 39	3,017	2,634
Construction in progress		632	649
		11,289	10,340
Less: Accumulated depreciation and amortization		(3,212)	(2,679)
Property, plant and equipment, net		$8,077	$7,661
Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2013, 2012 and 2011 was $622 million, $529 million and $404 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Debt.
Debt consists of the following:

	Icahn Enterprises		Icahn Enterprises Holdings
	December 31,		December 31,
	2013	2012	2013	2012
	(in millions)		(in millions)
6% senior unsecured notes due 2020 - Icahn Enterprises/Icahn Enterprises Holdings	$493	$—	$493	$—
8% senior unsecured notes due 2018 - Icahn Enterprises/Icahn Enterprises Holdings	2,473	2,476	2,470	2,471
7.75% senior unsecured notes due 2016 - Icahn Enterprises/Icahn Enterprises Holdings	1,050	1,050	1,047	1,047
Senior unsecured variable rate convertible notes due 2013 - Icahn Enterprises/Icahn Enterprises Holdings	—	556	—	556
Debt facilities - Automotive	2,494	2,738	2,494	2,738
Debt facilities - Energy	500	749	500	749
Credit facilities - Energy	125	125	125	125
Debt and credit facilities - Railcar	1,448	1,600	1,448	1,600
Credit facilities - Gaming	298	171	298	171
Senior secured notes and revolving credit facility - Food Packaging	215	214	215	214
Mortgages payable - Real Estate	49	70	49	70
Other	150	124	150	124
	$9,295	$9,873	$9,289	$9,865
Senior Unsecured Notes - Icahn Enterprises and Icahn Enterprises Holdings
6% Senior Unsecured Notes Due 2020
On August 1, 2013, we and Icahn Enterprises Finance Corp. (“Icahn Enterprises Finance”) (collectively, the “Issuers”), issued $500 million aggregate principal amount of 6% Senior Notes due 2020 (the “2020 Notes”) pursuant to the purchase agreement, dated July 29, 2013, by and among the Issuers, Icahn Enterprises Holdings, as guarantor (the “Guarantor”), and Jefferies & Company, Inc., as initial purchaser. The gross proceeds from the sale of the Initial Notes were $493 million. Interest on the 2020 Notes is payable on February 1 and August 1 of each year, commencing February 1, 2014.
The 2020 Notes were issued under and are governed by an indenture, dated August 1, 2013 (the “2020 Indenture”), among the Issuers, the Guarantor and Wilmington Trust Company, as trustee. The 2020 Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments. On or after February 1, 2017, the Issuers may redeem all of the 2020 Notes at a price equal to 104.5% of the principal amount of the 2020 Notes, plus accrued and unpaid interest, with such option redemption prices decreasing to 103.0% on and after August 1, 2017, 101.5% on or after August 1, 2018 and 100% on and after August 1, 2019. Before August 1, 2016, the Issuers may redeem up to 35% of the aggregate principal amount of 2020 Notes with the net proceeds of certain equity offerings at a price equal to 106.0% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the 2020 Notes, as the case may be, originally issued remains outstanding immediately after such redemption. In addition, the 2020 Notes are redeemable prior to February 1, 2017 by paying a “make whole” premium. If the Issuers experience a change of control, the Issuers must offer to purchase for cash all or any part of each holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest.
The 2020 Notes and the related guarantee are the senior unsecured obligations of the Issuers and the Guarantor and rank equally with all of the Issuers' and the Guarantor's existing and future senior unsecured indebtedness and rank senior to all of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Issuers' and the Guarantor's existing and future subordinated indebtedness. The 2020 Notes and the related guarantee are effectively subordinated to the Issuers' and the Guarantor's existing and future secured indebtedness to the extent of the collateral securing such indebtedness. The 2020 Notes and the related guarantee are also effectively subordinated to all indebtedness and other liabilities of the Issuers' subsidiaries other than the Guarantor.
In connection with the issuance of the 2020 Notes, the Issuers and the Guarantor entered into a registration rights agreement dated August 1, 2013. On September 26, 2013, we filed an initial registration statement on Form S-4 with respect to the 2020 Notes for the sole purpose of exchanging the unregistered 2020 Notes for registered Exchange Notes. The exchange offer registration statement on Form S-4 with respect to the 2020 Notes was declared effective on December 9, 2013. Pursuant to the registration rights agreement dated August 1, 2013, we subsequently commenced the exchange offer to exchange the 2020 Notes for notes that are registered with the SEC ("Exchange Notes") which exchange offer expired on January 15, 2014. All of the 2020 Notes were properly tendered in the exchange offer and accepted by us in exchange for the Exchange Notes.
8% Senior Unsecured Notes Due 2018 and 7.75% Senior Unsecured Notes Due 2016
On January 15, 2010, the Issuers issued $850 million aggregate principal amount of 7.75% Senior Unsecured Notes due 2016 (the “2016 Notes”) and $1,150 million aggregate principal amount of 8% Senior Unsecured Notes due 2018 (the “2018 Notes” and, together with the 2016 Notes, the “Initial Notes”) pursuant to the purchase agreement, dated January 12, 2010, by and among the Issuers, the Guarantor, and Jefferies & Company, Inc., as initial purchaser. The gross proceeds from the sale of the Initial Notes were $1,987 million, a portion of which was used to retire certain notes during 2010. Interest on the Initial Notes is payable on January 15 and July 15 of each year, commencing July 15, 2010.
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
On January 17, 2012, February 6, 2012 and July 12, 2012, the Issuers issued an additional $1,000 million aggregate principal amount of the 2018 Notes (such notes are collectively referred to as the “2012 Additional Notes”), pursuant to their respective purchase agreements, by and among the Issuers, Icahn Enterprises Holdings, as guarantor and Jefferies & Company, Inc., as initial purchaser. The 2010 Additional Notes and the 2012 Additional Notes constitute the same series of securities as the Initial Notes for purposes of the indenture governing the notes and vote together on all matters with such series. The 2010 Additional Notes and the 2012 Additional Notes have substantially identical terms as the Initial Notes.
The Initial Notes, the 2010 Additional Notes and the 2012 Additional Notes (referred to collectively as the "2010-2012 Notes") were issued under and are governed by an indenture, dated January 15, 2010 (the “2016 and 2018 Indenture”), among the Issuers, the Guarantor and Wilmington Trust Company, as trustee. The 2016 and 2018 Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments. On or after January 15, 2013, the Issuers were able to redeem all of the 2016 Notes at a price equal to 103.875% of the principal amount of the 2016 Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 101.938% on and after January 15, 2014 and 100% on and after January 15, 2015. On or after January 15, 2014, the Issuers may redeem all of the 2018 Notes at a price equal to 104.000% of the principal amount of the 2018 Notes, plus accrued and unpaid interest, with such option redemption prices decreasing to 102.000% on and after January 15, 2015 and 100% on and after January 15, 2016. Before January 15, 2013, the Issuers were able to redeem up to 35% of the aggregate principal amount of each of the 2016 Notes and 2018 Notes with the net proceeds of certain equity offerings at a price equal to 107.750% and 108.000%, respectively, of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the 2016 Notes or 2018 Notes, as the case may be, originally issued remains outstanding immediately after such redemption. If the Issuers experience a change of control, the Issuers must offer to purchase for cash all or any part of each holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest.
The 2010-2012 Notes and the related guarantees are the senior unsecured obligations of the Issuers and the Guarantor and rank equally with all of the Issuers' and the Guarantor's existing and future senior unsecured indebtedness and rank senior to all of the Issuers' and the Guarantor's existing and future subordinated indebtedness. The 2010-2012 Notes and the related guarantees are effectively subordinated to the Issuers' and the Guarantor's existing and future secured indebtedness to the extent

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the collateral securing such indebtedness. The 2010-2012 Notes and the related guarantees are also effectively subordinated to all indebtedness and other liabilities of the Issuers' subsidiaries other than the Guarantor.
As further described in Note 20, "Subsequent Events - Icahn Enterprises-Debt Offerings," in connection with the issuance of certain senior debt on January 21, 2014, we used the proceeds from the debt issuance to refinance our 2010-2012 Notes. As a result of this refinancing, we purchased $3,500 million aggregate principal of the 2010-2012 Notes and recognized a loss on extinguishment of debt of approximately $108 million during the first quarter of 2014. The 2016 Notes and 2018 Notes comprising the 2010-2012 were discharged in full on February 6, 2014.
Senior Unsecured Variable Rate Convertible Notes Due 2013 - Icahn Enterprises and Icahn Enterprises Holdings
In April 2007, we issued an aggregate of $600 million of variable rate senior convertible notes due 2013 (the “variable rate notes”). The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act, and issued pursuant to an indenture dated as of April 5, 2007, by and among us, as issuer, Icahn Enterprises Finance, as co-issuer, and Wilmington Trust Company, as trustee. Other than Icahn Enterprises Holdings, no other subsidiaries guaranteed payment on the variable rate notes. The variable rate notes bear interest at a rate of three-month LIBOR minus 125 basis points, but the all-in-rate can be no less than 4.0% nor more than 5.5%, and were able to be convertible into our depositary units. The interest on the variable rate notes is payable quarterly on each January 15, April 15, July 15 and October 15. The variable rate notes matured on August 15, 2013 and were repaid in full as of that date. As discussed below, as a result of our delivery of notice of satisfaction and discharge (the "Notice") with respect to the variable rate notes on January 25, 2013, the holders of the variable rate notes continued to receive payment of principal and interest on the variable notes through maturity, but no longer had the right to convert variable rate notes into Icahn Enterprises' depositary units.
Prior to delivery of the Notice, in the event that we declared a cash dividend or similar cash distribution in any calendar quarter with respect to our depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits and/or stock dividends) ("Excess Dividends"), the indenture governing the variable rate notes required that we simultaneously make such distribution to holders of the variable rate notes in accordance with a formula set forth in the indenture. As discussed below, this provision was satisfied and discharged on the Discharge Date (as hereinafter defined). We paid aggregate cash distributions of $3 million for the year ended December 31, 2011 to holders of our variable rate notes in respect of Excess Dividends to our depositary unitholders. Such amounts have been classified as interest expense in our consolidated statements of operations. There were no distributions during each of the years ended December 31, 2013 and 2012.
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
 As set forth in the Notice, on January 29, 2013 (the “Discharge Date”), Icahn Enterprises deposited with Wilmington Trust Company, to be held in trust by it in accordance with the provisions of the variable rate notes and the indenture dated as of April 5, 2007, cash in the amount sufficient to pay and discharge all indebtedness on the outstanding variable rate notes consisting of: (a) all accrued and unpaid interest payable on the quarterly interest payment dates on April 15 and July 15, 2013, and (b) all principal and accrued and unpaid interest payable upon maturity of the variable rate notes on August 15, 2013. On and after the Discharge Date, (a) the indenture dated as of April 5, 2007 was satisfied and discharged and ceased to be of further effect as to all variable rate notes and Note Guarantees (as defined in such indenture) issued thereunder and (b) holders had the right to receive payment of principal and interest on the variable rate notes through maturity, but no longer had the right to convert variable rate notes into our depositary units. In addition, the holders of the variable rate notes were no longer eligible to receive any Excess Dividends on or after the Discharge Date in respect to our declaration of dividends.
Senior Unsecured Notes Restrictions and Covenants
The indentures governing both the 2010-2012 Notes and the 2020 Notes restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date we and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates.
As of December 31, 2013 and 2012, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the applicable indentures. Additionally, as of December 31, 2013, based on covenants in the applicable indenture governing our senior unsecured notes, we are permitted to incur approximately $3.4 billion in additional indebtedness.
Debt Facilities - Automotive
On December 6, 2013, Federal-Mogul entered into an amendment (the “Amendment”) of its Term Loan and Revolving Credit Agreement dated as of December 27, 2007 (as amended, the “Credit Agreement”), among Federal-Mogul, the lenders party thereto, Citicorp USA, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wachovia Capital Finance Corporation and Wells Fargo Foothill, LLC, as Co-Documentation Agents, to amend its existing revolving credit facility to provide for a replacement revolving credit facility (the “Replacement Revolving Facility”). The Amendment, among other things, (i) increases the aggregate commitments available under the Replacement Revolving Facility from $540 million to $550 million, (ii) extends the maturity date of the Replacement Revolving Facility to December 6, 2018, subject to certain limited exceptions described below, and (iii) amends Federal-Mogul’s borrowing base to provide it with additional liquidity.
Advances under the Replacement Revolving Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate (as defined in the Credit Agreement) plus an adjustable margin of 0.50% to 1.00% based on the average monthly availability under the Replacement Revolving Facility or (ii) Adjusted LIBOR Rate (as defined in the Credit Agreement) plus a margin of 1.50% to 2.00% based on the average monthly availability under the Replacement Revolving Facility. An unused commitment fee of 0.375% also is payable under the terms of the Amendment.
Under certain limited circumstances the maturity date of the Replacement Revolving Facility may be accelerated. In the event that as of a particular determination date more than $300 million aggregate principal amount of Federal-Mogul’s existing term loans and certain related refinancing indebtedness will become due within 91 days of such determination date, the Replacement Revolving Facility will mature on such determination date.
The Amendment does not alter Federal-Mogul’s existing Tranche B or Tranche C term loans under the Credit Agreement dated December 7, 2007. The Tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. All term loans bear interest at LIBOR plus 1.9375%. To the extent that interest rates change by 25 basis points, our Automotive segment's annual interest expense would show a corresponding change of approximately $7 million and $2 million for years 2014 and 2015, respectively, the period of the term loans under Federal-Mogul's Credit Agreement.
On December 6, 2013, Federal-Mogul entered into a backstop commitment letter (the "Backstop Commitment") with High River Limited Partnership (“High River”), an affiliate of Carl C. Icahn, in favor of Federal-Mogul with respect to its existing Tranche B term loan. The Backstop Commitment provides that if Federal-Mogul is unable to refinance its Tranche B term loan on or prior to September 27, 2014, High River or an affiliate thereof with at least the same net worth will provide loan financing of up to $1.6 billion to Federal-Mogul and its subsidiaries on arms-length terms to provide the funding necessary to repay the Tranche B term loan. The High River loan will be subject to negotiation and execution of definitive documentation to be approved by the independent directors of Federal-Mogul.
During 2008, Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable rate term loans under the Credit Agreement. Through use of these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. All of these five-year interest rate swap agreements had expired as of December 31, 2013.
The obligations of Federal-Mogul under the Federal-Mogul Credit Agreement are guaranteed by substantially all of its domestic subsidiaries and certain foreign subsidiaries, and are secured by substantially all personal property and certain real property of Federal-Mogul and such guarantors, subject to certain limitations. The liens granted to secure these obligations and certain cash management and hedging obligations have first priority.
The Federal-Mogul Credit Agreement contains certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on (i) investments; (ii) certain acquisitions, mergers or

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidations; (iii) sale and leaseback transactions; (iv) certain transactions with affiliates and (v) dividends and other payments in respect of capital stock. At December 31, 2013 and 2012, Federal-Mogul was in compliance with all debt covenants under the Federal-Mogul Debt Facilities.
As of December 31, 2013 and 2012, the borrowing availability under the revolving credit facility was $550 million and $451 million, respectively. Federal-Mogul had $39 million and $37 million of letters of credit outstanding as of December 31, 2013 and 2012, respectively, pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.
The weighted average cash interest rates for debt were approximately 2.3% and 2.6% as of December 31, 2013 and 2012, respectively.
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
As a result of our acquisition of CVR on May 4, 2012, we revalued the CVR Notes to their acquisition date fair values, resulting in the recognition of premiums aggregating $54 million which was amortized to interest expense on a straight line basis over the life of the CVR Notes. As a result of redemption of the CVR Second Lien Notes discussed above, the premium balance of $25 million was written off during the first quarter of 2013. In addition, our acquisition of a controlling interest in CVR constituted a change of control requiring the CVR Issuers to make an offer to repurchase all of its outstanding CVR Notes at 101% of the principal amount of notes tendered.  On June 4, 2012, the CVR Issuers offered to purchase all or any part of the CVR Notes, at a cash purchase price of 101% of the aggregate principal amount of the CVR Notes, plus accrued and unpaid interest, if any.  The offer expired on July 5, 2012 with none of the outstanding CVR Notes tendered.
On October 23, 2012, CVR Refining LLC (“Refining LLC”) and its wholly owned subsidiary, Coffeyville Finance Inc., completed a private offering of $500 million in aggregate principal amount of 6.50% Second Lien Secured Notes due 2022 (the "2022 Notes"). The 2022 Notes were issued at par. Refining LLC received approximately $493 million of cash proceeds, net of underwriting fees, but before deducting other third-party fees and expenses associated with the offering. The 2022 Notes were secured by substantially the same assets that secured the then outstanding CVR Second Lien Notes, subject to exceptions, until such time that the outstanding CVR Second Lien Notes were satisfied and discharged in full which occurred on January 23, 2013. The 2022 Notes are fully and unconditionally guaranteed by CVR Refining and each of CVR Refining's existing domestic subsidiaries on a joint and several basis. CVR Refining has no independent assets or operations and Refining LLC is a 100% owned finance subsidiary of CVR Refining. Prior to the satisfaction and discharge of the CVR Second Lien Notes, which occurred on January 23, 2013, the 2022 Notes were also guaranteed by CRLLC. CVR, CVR Partners and CRNF are not guarantors of the 2022 Notes. $348 million of the net proceeds from the offering was used to fund a completed and settled

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tender offer resulting in the purchase of $323 million of the 9.0%First Lien Notes due April 1, 2015 and to settle accrued interest of $2 million through October 23, 2012 and to pay related fees and expenses. A premium of $23 million was incurred associated with the tender.
The 2022 Notes mature on November 1, 2022, unless earlier redeemed or repurchased by the issuers. Interest is payable on the 2022 Notes semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013.
The 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The 2022 Notes provide that CVR Refining can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the 2022 Notes. As of December 31, 2013, CVR Refining was in compliance with the covenants contained in the 2022 Notes.
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
The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their respective subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investment and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. The Credit Parties were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of December 31, 2013.
As of December 31, 2013, CRLLC had availability under the Amended and Restated ABL Credit Facility of $373 million and had letters of credit outstanding of approximately $27 million. There were no borrowings outstanding under the ABL Credit Facility as of December 31, 2013.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CVR Partners Credit Facility
On April 13, 2011, CRNF, as borrower, and CVR Partners, as guarantor, entered into a new credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125 million and a revolving credit facility of $25 million, which was undrawn as of December 31, 2013, with an uncommitted incremental facility of up to $50 million. No amounts were outstanding under the revolving credit facility at December 31, 2013.
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
The credit facility requires CVR Partners to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets and the ability of CVR Partners to dispose of assets, to make restricted payments, investments and acquisitions, or enter into sale-leaseback transactions and affiliate transactions. The credit facility provides that CVR Partners can make distributions to holders of its common units provided, among other things, it is in compliance with the leverage ratio and interest coverage ratio on a pro forma basis after giving effect to any distribution and there is no default or event of default under the credit facility. As of December 31, 2013, CRNF was in compliance with the covenants contained in the credit facility.
Debt and Credit Facilities - Railcar
ARI
In February 2007, ARI issued $275 million senior unsecured fixed rate notes that were subsequently exchanged for registered notes in March 2007 (the “ARI Notes”). In September 2012, ARI redeemed $100 million of its ARI Notes utilizing cash on hand. On March 1, 2013, ARI redeemed the remaining $175 million of its ARI Notes outstanding. In connection with these redemptions, ARI recorded a loss on extinguishment of debt of less than $1 million and $2 million for the years ended December 31, 2013 and 2012, respectively, which are reflected in other income (loss), net in our consolidated statements of operations.
In December 2012, ARI, through its wholly owned subsidiary, entered into a senior secured delayed draw term loan facility ("ARI Term Loan") that is secured by a portfolio of railcars, railcar leases, the receivables associated with those railcars and leases and certain other related assets. The ARI Term Loan provided for an initial draw at closing ("Initial Draw") and allowed for up to two additional draws. Upon closing, the Initial Draw was $98 million, net of fees and expenses. During the first half of 2013, ARI made two additional draws, which resulted in aggregate net proceeds of $100 million, fully utilizing the capacity of the ARI Term Loan. As of December 31, 2013 and 2012, the outstanding principal balance on the ARI Term Loan was $196 million and $100 million, respectively.
The ARI Term Loan bears interest at one-month LIBOR plus 2.5%, subject to an alternative fee as set forth in the credit agreement, and is payable on the 15th of each month ("Payment Date"), commencing on the earlier of the Payment Date following the First Draw and (b) the Payment Date in March 2013. The interest rate increases by 2.0% following certain defaults. ARI is required to pay 3.33% of principal annually via monthly payments that are due on the Payment Date, with any remaining balance payable on the final scheduled maturity. The ARI Term Loan may be repaid at any time without premium or penalty, other than customary LIBOR breakage fees. The ARI Term Loan contains restrictive covenants that limit a subsidiary of ARI's ability to, among other things, incur additional debt, issue additional equity, sell certain assets, make certain restricted payments and enter into certain significant transactions with stockholders and affiliates. Certain covenants, including those that restrict a subsidiary of ARI's ability to incur additional indebtedness and issue equity, become more restrictive if a subsidiary of ARI's debt service coverage ratio, as defined, is less than 1.05 to 1.0 as measured on a rolling three-quarter basis. ARI was in compliance with all of its covenants under the ARI Term Loan as of December 31, 2013. As of December 31, 2013 and 2012, the net book value of the railcars that were pledged as part of the ARI Term Loan were $217 million and $112 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2014, a subsidiary of ARI's refinanced its lease fleet financing senior secured term loan facility under an amended and restated credit agreement to, among other things, increase the aggregate borrowings available thereunder. See Note 20, "Subsequent Events - Railcar," for further discussion regarding this refinancing.
New ARL
Revolving Credit Facilities
On October 9, 2009, ARL closed on a revolving credit agreement ("DVB Revolver") with DVB Bank SE as the administrative agent, along with a participant bank. The available capacity of the DVB Revolver is up to $43 million. On April 4, 2012, ARL entered into an amendment to the DVB Revolver which extended the maturity date to April 6, 2013 and restricted any additional drawings after April 6, 2012. On April 4, 2013, ARL entered into an extension amendment to the DVB Revolver, which extended the maturity date to October 6, 2013. The DVB Revolver was paid off in full in October 2013.
On January 14, 2011 ARL closed on the refinancing of a revolving credit agreement ("Sovereign Revolver") with Sovereign Bank as the administrative agent, along with several other participating banks. The available capacity of the original Sovereign Revolver was $40 million. The refinanced facility increased the Sovereign Revolver's availability to $110 million. On June 8, 2011 ARL entered into an Amendment No. 1 to the revolving credit agreement whereby an additional bank participated, increasing the available capacity of the Sovereign Revolver to $130 million. On July 12, 2013 ARL entered into an Amendment No. 2 where the availability capacity was reduced to $120 million and by the maturity date was extended to July 14, 2014.
The obligations under both the DVB Revolver and Sovereign Revolver bear interest at a variable rate based on LIBOR plus an applicable margin and are secured by railcars and related leases and lease receivables and are subject to certain covenants, including maintenance of certain financial ratios related to net worth, utilization and loan to value. As of December 31, 2013, ARL was in compliance with all debt covenants with respect to the DVB Revolver and Sovereign Revolver.
As of December 31, 2013 and 2012, ARL had availability under both the DVB Revolver and Sovereign Revolver of $126 million and $115 million, respectively, and had outstanding borrowings of $47 million and $58 million, respectively.
Term Notes
ARL and its wholly owned subsidiaries have various term loans, all of which are non-recourse to us, some of which bear interest at variable rates based on LIBOR and have maturities between April 1, 2014 and July 16, 2019, and the rest bear interest at rates between 5.84% and 6.95% and have maturities between July 28, 2014 and April 1, 2018. Substantially all of the term loans are secured by railcars and related leases and lease receivables and are subject to certain covenants, including maintenance of certain financial ratios related to net worth, utilization and loan to value.
As of both December 31, 2013 and 2012, ARL and its wholly owned subsidiaries were in compliance with all debt covenants with respect to all of the term loans.
Subsequent to December 31, 2013, as required by the ARL Contribution Agreement, New ARL incurred debt of $385 million to finance its distribution of $381 million of cash to IRL. See Note 20, “Subsequent Events - Railcar,” for further discussion.
Bond Securitizations
On December 12, 2012, a subsidiary of ARL entered into a bond securitization transaction with RBS Securities, Inc. as the initial purchaser of the $110 million principal amount of the Floating Secured Railcar Equipment Notes, Class A-1 ("Class A-1 Notes"), and the $106 million principal amount of the Fixed Rate Secured Railcar Equipment Notes, Class A-2 ("Class A-2 Notes" and, together with the Class A-1 Notes, collectively referred to herein as the "Bond Securitization Notes") . The Class A-1 Notes bear interest of LIBOR plus 1.75%; the Class A-2 Notes bear a fixed interest rate of 3.81%. Interest on each of the Bond Securitization Notes are payable on the fifteenth (15th) calendar day of each month starting on January 15, 2013. The expected principal repayment date for the Bond Securitization Notes is December 15, 2022 and the legal final maturity date for the Bond Securitization Notes is December 15, 2042.
Each of the Bond Securitization Notes is subject to certain covenants, including the maintenance of certain financial ratios related to net worth, utilization and lease rates. As of both December 31, 2013 and 2012, ARL was in compliance with all debt covenants with respect to the Bond Securitization Notes.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The LIBOR rate was 0.17% and 0.21% at December 31, 2013 and 2012, respectively. ARL's weighted average interest rate on all borrowings was 3.26% and 3.78% for 2013 and 2012, respectively.

Credit Facilities - Gaming
New Credit Facilities
On November 27, 2013, Tropicana entered into (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million, issued at a discount of 0.5% (the “New Term Loan Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the “Revolving Facility” and, together with the New Term Loan Facility, the “New Credit Facilities”). Commencing on December 31, 2013, the New Term Loan Facility will amortize in equal quarterly installments in an amount of $750,000, with any remaining balance payable on the final maturity date of the New Term Loan Facility, which is November 27, 2020. Amounts under the Revolving Facility are available to be borrowed and re-borrowed until its termination on November 27, 2018. As of December 31, 2013, the Revolving Facility was undrawn and had $15 million of availability.
Net proceeds of $172 million from the New Credit Facilities were used to repay in full the principal amounts outstanding under the Tropicana's Prior Credit Facilities. The Credit Facilities were terminated effective as of November 27, 2013. Our Gaming segment also recognized a loss on extinguishment of debt of $5 million which related to the write-off of unamortized debt issuance costs and discounts. A portion of the proceeds from the New Credit Facilities are also intended to be used to finance the Tropicana's previously announced pending acquisition of the Lumière as further described in Note 3, "Acquisitions - Other Acquisitions."
The New Term Loan Facility accrues interest, at Tropicana's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Revolving Facility accrues interest, at the Tropicana's option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of December 31, 2013, the interest rate on the New Term Loan Facility was 4.0% and no amounts were outstanding under the Revolving Facility.
The New Credit Facilities are guaranteed by all of Tropicana's domestic subsidiaries, subject to limited exceptions where gaming approval is being sought, and additional subsidiaries may be required to provide guarantees, subject to limited exceptions. The New Credit Facilities are secured by a first lien on substantially all assets of Tropicana and the domestic subsidiaries that are guarantors, with certain limited exceptions. Subsidiaries that become guarantors will be required, with certain limited exceptions, to provide first liens and security interests in substantially all their assets to secure the New Credit Facilities.
At the election of Tropicana and subject to certain conditions, including a maximum senior secured net leverage ratio of 3.25:1.00, the amount available under the New Credit Facilities may be increased, which increased amount may be comprised of additional term loans and revolving loans.
The New Term Loan Facility may be prepaid at the option of the Tropicana at any time without penalty (other than customary LIBO Rate breakage fees), except that a 1% re-pricing premium will apply in certain circumstances if any term loans under the New Term Loan Facility are prepaid prior to May 27, 2014. Tropicana is required to make mandatory payments of the New Credit Facilities with (i) net cash proceeds of certain asset sales (subject to reinvestment rights), (ii) net cash proceeds from certain issuances of debt and equity (with certain exceptions), (iii) up to 50% of annual excess cash flow (as low as 0% if the Tropicana's total leverage ratio is below 2.75:1.00), and (iv) certain casualty proceeds and condemnation awards (subject to reinvestment rights). In addition, if Tropicana does not consummate the Lumière Acquisition on or before December 31, 2014, or if the purchase agreement for the Lumière Acquisition is terminated, it is required to prepay the amount of $125 million (subject to credits for any prior optional prepayments of the New Term Loan Facility).
  Key covenants binding Tropicana and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, and (ii) if, as of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the last day of any fiscal quarter, the amount of outstanding revolving loans exceed 35% of the permitted borrowing under the Revolving Facility, compliance with a maximum senior secured net leverage ratio test of 3.25:1.00. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against Tropicana or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the New Credit Facilities and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) Tropicana's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. Tropicana was in compliance with the covenants of the New Term Loan Facility at December 31, 2013.
Prior Credit Facilities
In March 2012, Tropicana entered into credit facilities (the "Tropicana Credit Facilities"), which consisted of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million, issued at a discount of 2% (the "Tropicana Term Loan Facility") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million. Commencing on June 30, 2012, the Tropicana Term Loan Facility required quarterly principal payments of 0.25% of the original principal amount with any remaining outstanding amounts due on the maturity date, March 16, 2018. The Tropicana Term Loan Facility was secured by substantially all of Tropicana's assets and is guaranteed by all of its domestic subsidiaries. A portion of the net proceeds from the Tropicana Term Loan Facility was used to repay in full the amounts outstanding under the Exit Facility, as discussed below, which totaled $108 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty, of which $58 million was eliminated in consolidation due to the fact that we had owned a portion of the Exit Facility. In addition, the Revolving Facility was terminated when the Exit Facility was repaid in full. Our Gaming segment recognized a $2 million loss on extinguishment of debt which includes a $1 million prepayment penalty and a $1 million write-off of unamortized debt issuance costs and discounts for 2012. Such amounts have been included in other income, net in our consolidated statements of operations. In November 2013, the Tropicana Credit Facilities were paid in full and terminated.
Prior Exit Facilities
In connection with Tropicana's completion of certain restructuring transactions, Tropicana entered into a credit facility (the "Exit Facility") which consisted of a (i) $130 million senior secured term loan credit facility issued at a discount of 7%, which was funded on March 8, 2010, the Effective Date and (ii) a $20 million senior secured revolving credit facility. Each of the Investment Funds was a lender under the Exit Facility and, in the aggregate, held over 50% of the loans under the Term Loan Facility and was obligated to provide 100% of any amounts borrowed by Tropicana under the Revolving Facility. The Exit Facility would have matured on March 8, 2013 and was secured by substantially all of Tropicana's assets. On June 30, 2011, the Investment Funds made a dividend-in-kind distribution of their investment in the loans under the Exit Facility to us and as a result we are now the direct lenders under Exit Facility. All amounts outstanding under the Exit Facility accrued interest at a rate per annum of 15% so long as no default or event of default has occurred and, or at a rate per annum of 17% in the event that a default or event of default has occurred. In addition, Tropicana was required to pay an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility. The Exit Facility was guaranteed by substantially all the existing and future subsidiaries of Tropicana. As discussed above, in March 2012, Tropicana paid in full the remaining amounts outstanding under the Exit Facility and terminated its Revolving Facility.
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
As further described in Note 20, "Subsequent Events - Food Packaging," in connection with certain financing transactions in January 2014, a portion of the proceeds from the Term Loan (as defined in Note 20) was used to satisfy and discharge all of the existing Viskase 9.875% Notes and Viskase recorded a loss on debt extinguishment of approximately $16 million during the first quarter of 2014.
In its foreign operations, Viskase has unsecured lines of credit with various banks providing approximately $8 million of availability. There were $2 million borrowings under the lines of credit at December 31, 2013.
Letters of credit in the amount of $1 million were outstanding under facilities with a commercial bank, and were cash collateralized at each of December 31, 2013 and 2012.
Mortgages Payable - Real Estate
Mortgages payable, all of which are non-recourse to us, bear interest at rates between 4.97% and 7.99% and have maturities between May 11, 2014 and October 31, 2028.
Secured Revolving Credit Agreement - Home Fashion
On June 15, 2011, WPH executed an amended and restated senior secured revolving credit facility, or WPH Revolving Credit Facility, with Bank of America, NA, or BOA. This one-year senior credit facility was for $50 million with a maximum borrowing availability of $45 million, subject to monthly borrowing base calculations. Borrowings under the agreement bear interest, at the election of WPH, either at base rate (prime plus 1.00%) adjusted by an applicable margin ranging from 2.00% to 2.50% or LIBOR adjusted by a applicable margin ranging from plus 3.0% to 3.5%.WPH pays an unused line fee of 0.50% to 0.625%. Obligations under the agreement were secured by WPH's receivables, inventory and certain machinery and equipment. On January 1, 2012, WPH sent notice to BOA to reduce the face amount and maximum borrowing availability of this credit facility to $15 million effective January 1, 2012. WPH signed several extensions of this facility during 2012, extending the agreement expiration date to October 15, 2012.
On October 15, 2012, upon the expiration of a certain senior secured revolving credit facility of WPH, WPH entered into a new letter of credit facility (or the "LC Facility"), with a nationally recognized bank ("LC Issuer").  This one-year LC Facility, which was renewed on October 15, 2013, has a $10 million credit line. Issuance of letters of credit under the LC Facility is subject to 0.50% annual fee on the outstanding face amount of the letters of credit issued under the LC Facility, which face amount as of December 31, 2013 was approximately $6 million.  Obligations under the LC Facility are secured by a cash collateral account pledged by WPH to LC Issuer.  The LC Facility does not contain any financial covenants.  WPH has determined that its liquidity needs are sufficiently covered by existing and projected cash resources for the foreseeable future. In the future, WPH may explore other financing options as circumstances warrant.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Maturities
The following is a summary of the maturities of our debt and capital lease obligations as of December 31, 2013:

Year	Debt	Capital Leases
	(in millions)
2014	$2,382	$2
2015	1,034	2
2016	1,460	3
2017	34	2
2018	2,891	2
Thereafter	1,457	43
	$9,258	$54

12.	Compensation Arrangements.
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
Mr. Alapont's deferred compensation agreement was also amended and restated on March 23, 2010. The amended and restated agreement included no changes that impacted the accounting for this agreement. The amount of the payout, which occurred on October 3, 2012, was approximately $10 million (500,000 shares of Federal-Mogul's common stock multiplied by the March 23, 2010 stock price of $19.46). During the years ended December 31, 2012 and 2011, Federal-Mogul recognized $1 million and $1 million, respectively, in expense associated with Mr. Alapont's deferred compensation agreement. The deferred compensation agreement had intrinsic value of $10 million as of December 31, 2011.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred compensation agreement values were estimated using the Monte Carlo valuation model with the following assumptions:

December 31,
2012
Exercise price	$19.50
Options outstanding (in millions)	2
Expected volatility	60%
Expected dividend yield	—%
Risk-free rate over the estimated expected life	0.17%
Expected option life (in years)	1.5
Fair value of options (in millions)	$8
Fair value of vested portion of options (in millions)	$8
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
Energy
CVR has a long-term incentive plan (“LTIP”), which permits the grant of options, stock appreciation rights, non-vested shares, non-vested share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance-based restricted stock). As of December 31, 2013, only restricted shares of CVR common stock, restricted stock units, performance units and stock options had been granted under the LTIP. Individuals who are eligible to receive awards and grants under the LTIP include CVR's employees, officers, consultants, advisors and directors.
Our acquisition of a controlling interest in CVR on May 4, 2012 constituted a change of control that, along with the Transaction Agreement, triggered a modification to outstanding awards under the LTIP.  Pursuant to the Transaction Agreement, all restricted stock awards scheduled to vest in 2012 were converted to restricted stock units whereby the recipient received cash settlement of the offer price of $30 per share in cash plus one contingent cash payment ("CCP") upon vesting. The CCPs expired on August 19, 2013. Restricted shares scheduled to vest in 2013, 2014 and 2015 were converted to restricted stock units whereby the awards will be settled in cash upon vesting in an amount equal to the lesser of the offer price or the fair market value as determined at the most recent valuation date of December 31 of each year. Additional share-based compensation of approximately $12 million was incurred to revalue the awards to the fair value upon the date of modification. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest. In addition, the classification changed from an equity award to a liability award due to the required cash settlement feature of the awards.
As of December 31, 2013, there was $5 million of total unrecognized compensation cost related to non-vested restricted stock units and associated dividends to be recognized over a weighted-average period of approximately 1.2 years. Compensation expense associated with these restricted shares recorded for the year ended December 31, 2013 and period May 5, 2012 through December 31, 2012 was $13 million and $33 million, respectively.
As of December 31, 2013 and 2012, CVR had a liability of approximately $9 million and $20 million for non-vested restricted stock units and associated dividends, which is included in accrued expenses and other liabilities on the balance sheet. During the year ended December 31, 2013 and the period from May 5, 2012 to December 31, 2012, CVR paid cash of $24 million and $22 million, respectively, to settle liability-classified awards upon vesting.

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
Components of net periodic benefit cost (credit) for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Pension Benefits			Other Post-Employment Benefits
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
	(in millions)
Service cost	$16	$30	$29	$—	$1	$1
Interest cost	69	77	83	11	14	18
Expected return on plan assets	(70)	(62)	(67)	—	—	—
Amortization of actuarial losses	27	39	26	6	2	1
Amortization of prior service credit	—	1	—	(9)	(14)	(16)
Settlement loss (gain)	1	(1)	—	—	—	—
Curtailment gain	—	(1)	—	(40)	(51)	(1)
	$43	$83	$71	$(32)	$(48)	$3

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Automotive
The following provides disclosures for our Automotive segment's benefit obligations, plan assets, funded status, recognition in the consolidated balance sheets and inputs and valuation assumptions:

	Pension Benefits				Other Post-Employment Benefits
	United States Plans		Non-U.S. Plans
	2013	2012	2013	2012	2013	2012
	(in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$1,298	$1,227	$474	$362	$395	$350
Service cost	4	21	12	9	—	1
Interest cost	47	53	14	16	11	14
Employee contributions	—	—	—	—	1	—
Benefits paid	(64)	(62)	(28)	(21)	(28)	(29)
Medicare subsidies received	—	—	—	—	3	3
Plan amendments	—	—	—	1	—	(16)
Curtailments	—	(16)	(1)	—	(1)	—
Settlements	—	(4)	—	—	—	—
Contractual termination benefit	—	6	—	—	—	—
Actuarial losses and changes in actuarial assumptions	(101)	98	(25)	94	(43)	75
Net transfers (out) in	—	(25)	(11)	3	(1)	(3)
Currency translation	—	—	15	10	(2)	—
Benefit obligation, end of year	1,184	1,298	450	474	335	395

Change in plan assets:
Fair value of plan assets, beginning of year	778	670	55	48	—	—
Actual return on plan assets	138	82	2	3	—	—
Employee contributions	—	—	—	—	1	—
Company contributions	60	93	24	24	24	26
Benefits paid	(64)	(62)	(28)	(21)	(28)	(29)
Expenses	(3)	(5)	—	—	—	—
Medicare subsidies received	—	—	—	—	3	3
Currency translation	—	—	2	1	—	—
Fair value of plan assets, end of year	909	778	55	55	—	—
Funded status of the plan	$(275)	$(520)	$(395)	$(419)	$(335)	$(395)

Amounts recognized in the consolidated balance sheets:
Net liability recognized	$(275)	$(520)	$(395)	$(419)	$(335)	$(395)

Amounts recognized in accumulated other comprehensive loss, inclusive of tax impacts:
Net actuarial loss	$242	$435	$81	$107	$63	$113
Prior service cost (credit)	—	—	3	4	(28)	(75)
Total	$242	$435	$84	$111	$35	$38

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
U.S. Welfare Benefit Plan
In the second quarter of 2013, Federal-Mogul ceased operations at one of its U.S. manufacturing locations. The resulting reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in Federal-Mogul's U.S. Welfare Benefit Plan triggered the recognition of an OPEB curtailment gain of $19 million, which is included as a reduction to selling, general and administrative in the consolidated statements of operations, for the year ended December 31, 2013. Additionally, in the third quarter of 2013, Federal-Mogul completed the sale of its fuel manufacturing facility and research and development center located in the U.S., resulting in the termination of certain employees that participated in Federal-Mogul's U.S. Welfare Benefit Plan. The resulting reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in Federal-Mogul's U.S. Welfare Benefit Plan triggered the recognition of an additional OPEB curtailment gain of $19 million, which is included in the determination of net loss on disposition of assets within other income, net in the consolidated statements of operations for the year ended December 31, 2013. Our Automotive segment recorded aggregate OPEB curtailment gains of $38 million for the year ended December 31, 2013.
In third quarter of 2012, as a result of contract negotiations with a union at one of Federal-Mogul's U.S. manufacturing locations, the benefits under the U.S. Welfare Benefit Plan were eliminated for the location's active participants. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $13 million prior service credit in accumulated other comprehensive income (“AOCI”). The corresponding reduction in the average remaining future service period to the full eligibility date also triggered the recognition of a $51 million OPEB curtailment gain which was recognized in the consolidated statements of operations during the third quarter of 2012. It should be noted that the calculation of the curtailment excluded the newly created prior service credit.
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
Weighted-average assumptions used to determine the benefit obligation as of December 31, 2013 and 2012:

	Pension Benefits				Other Post-Employment Benefits
	United States Plans		Non-U.S. Plans
	December 31,				December 31,
	2013	2012	2013	2012	2013	2012
	(in millions)
Discount rate	4.55%	3.70%	3.49%	2.99%	4.45%	3.60%
Rate of compensation increase	N/A	N/A	3.17%	3.13%	N/A	N/A

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted-average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31, 2013 and 2012:

	Pension Benefits				Other Post-Employment Benefits
	United States Plans		Non-U.S. Plans
	Year Ended December 31,				Year Ended December 31,
	2013	2012	2013	2012	2013	2012
	(in millions)
Discount rate	3.70%	4.50%	2.99%	4.69%	3.60%	4.45%
Expected return on plan assets	7.45%	7.60%	4.62%	5.27%	N/A	N/A
Rate of compensation increase	N/A	3.50%	3.13%	3.16%	N/A	N/A

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
Federal-Mogul's investment strategy, which includes a target asset allocation of 50% equity investments, 25% fixed income investments and 25% in other investment types including hedge funds. Approximately 74% of the U.S. plan assets were invested in actively managed investment funds.
The majority of the assets of the non-U.S. plans are invested through insurance contracts. The insurance contracts guarantee a minimum rate of return. Federal-Mogul has no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law. The target asset allocation for the non-U.S. pension plans is 80% insurance contracts, 15% debt investments and 5% equity investments.
Refer to Note 7, “Fair Value Measurements,” for discussion of the fair value of each major category of plan assets, including the inputs and valuation techniques used to develop the fair value measurements of the plans' assets, at December 31, 2013 and 2012.
Information for defined benefit plans with projected benefit obligations in excess of plan assets:

	Pension Benefits				Other Post-Employment Benefits
	United States Plans		Non-U.S. Plans
	December 31,				December 31,
	2013	2012	2013	2012	2013	2012
	(in millions)
Projected benefit obligation	$1,184	$1,298	$448	$472	$335	$395
Fair value of plan assets	909	778	52	51	—	—

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		Non-U.S. Plans
	December 31,
	2013	2012	2013	2012
	(in millions)
Projected benefit obligation	$1,184	$1,298	$444	$471
Accumulated benefit obligation	1,184	1,298	409	436
Fair value of plan assets	909	778	49	50

The accumulated benefit obligation for all pension plans was $1,598 million and $1,735 million as of December 31, 2013 and 2012, respectively.
Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost over 2014:

	Pension Benefits		Other Post-Employment Benefits
	United States	Non-U.S.
	(in millions)
Amortization of actuarial losses	$4	$5	$3
Amortization of prior service credit	—	—	(5)
	$4	$5	$(2)

The assumed health care and drug cost trend rates used to measure next year's post-employment healthcare benefits are as follows:

	Other Post-Employment Benefits
	2013	2012
Health care cost trend rate	6.88%	7.25%
Ultimate health care cost trend rate	5.00%	5.00%
Year ultimate health care cost trend rate reached	2018	2018

Drug cost trend rate	7.81%	8.38%
Ultimate drug cost trend rate	5.00%	5.00%
Year ultimate drug cost trend rate reached	2018	2018

The assumed health care cost trend rate has a significant impact on the amounts reported for OPEB plans. The following table illustrates the sensitivity to a change in the assumed health care cost trend rate:

	Total Service and Interest Cost	APBO
	(in millions)
100 basis point (“bp”) increase in health care cost trend rate	$1	$26
100 bp decrease in health care cost trend rate	(1)	(23)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations (“PBO”), associated expense and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on Federal-Mogul's 2014 funding requirements.

	Pension Benefits						Other Post-Employment Benefits
	United States Plans			Non-U.S. Plans
	Change in 2014 expense	Change in PBO	Change in accumulated OCL	Change in 2014 expense	Change in PBO	Change in accumulated OCL	Change in 2014 expense	Change in PBO
	(in millions)
25 bp decrease in discount rate	$1	$28	$(28)	$1	$14	$(14)	—	$7
25 bp increase in discount rate	(1)	(27)	27	(1)	(13)	13	—	(7)
25 bp decrease in return on assets rate	2	—	—	—	—	—	—	—
25 bp increase in return on assets rate	(2)	—	—	—	—	—	—	—

Federal-Mogul's projected benefit payments from the plans are estimated as follows:

	Pension Benefits		Other Post-Employment Benefits
Years	United States Plans	Non-U.S. Plans
	(in millions)
2014	$82	$25	$28
2015	82	23	28
2016	84	24	27
2017	83	23	27
2018	86	26	27
2019-2023	435	134	120

Federal-Mogul expects to contribute approximately $78 million to its pension plans in fiscal 2014.
Federal-Mogul also maintains certain defined contribution pension plans for eligible employees. Effective January 1, 2013, Federal-Mogul amended its U.S. defined contribution plan to allow for an enhanced company match and company provided age-based contributions for eligible U.S. salaried and non-union hourly employees. The total expenses attributable to Federal-Mogul's defined contribution savings plan were $42 million, $23 million and $23 million for the years ended December 31, 2013, 2012 and 2011, respectively. The amounts contributed to defined contribution pension plans include contributions to multi-employer plans of $1 million for each of the years ended December 31, 2013, 2012 and 2011.
Other Benefits
Federal-Mogul accounts for benefits to former or inactive employees paid after employment but before retirement pursuant to FASB ASC Topic 712, Compensation - Nonretirement Post-employment Benefits. The liabilities for such U.S. and European post-employment benefits were $29 million and $34 million at December 31, 2013 and 2012, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Railcar and Food Packaging
ARI is the sponsor of three defined benefit pension plans, two of which cover certain employees at designated repair facilities. All three of ARI's defined benefit pension plans are frozen and no additional benefits are accruing thereunder. Viskase and its subsidiaries have defined contribution and defined benefit plans varying by country and subsidiary. Viskase's operations in the United States, France, Germany and Canada have historically offered defined benefit retirement plans and post-retirement health care and life insurance benefits to their employees. Most of these benefits have been terminated, resulting in reductions in various liabilities.
The following provides disclosures for ARI's and Viskase's benefit obligations, plan assets, funded status, and recognition in the consolidated balance sheets. As pension costs for ARI and Viskase are not material to our consolidated financial position and results of operations, we do not provide information regarding their inputs and valuation assumptions.

	Pension Benefits		Other Post-Employment Benefits
	2013	2012	2013	2012
	(in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$198	$178	$—	$—
Service cost	1	1	—	—
Interest cost	8	8	—	—
Benefits paid	(10)	(9)	—	—
Actuarial losses	(21)	20	—	—
Adjustments to benefits	—	—	—	—
Benefit obligation, end of year	176	198	—	—
Change in plan assets:
Fair value of plan assets, beginning of year	125	114	—	—
Actual return on plan assets	20	13	—	—
Company contributions	5	7	—	—
Benefits paid	(10)	(9)	—	—
Fair value of plan assets, end of year	140	125	—	—
Funded status of the plan	$(36)	$(73)	$—	$—
Amounts recognized in the consolidated balance sheets:
Net liability recognized	$(36)	$(73)	$—	$—
Amounts recognized in accumulated other comprehensive loss, inclusive of tax impacts:
Net actuarial (loss) gain	$(28)	$(66)	$1	$1
Prior service credit	—	—	—	2
Total	$(28)	$(66)	$1	$3

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Net Income Per LP Unit.
The following table sets forth the allocation of net income attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted income per LP unit of Icahn Enterprises for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(in millions, except per unit data)
Net income attributable to Icahn Enterprises	$1,025	$396	$750
Less: Net income attributable to Icahn Enterprises allocable to general partner(1)	—	(9)	—
Net income attributable to Icahn Enterprises net of portion allocable 100% to general partner	1,025	387	750

Net income attributable to Icahn Enterprises allocable to limited partners (98.01% allocation)	$1,005	$379	$735

Basic income per LP unit	$9.14	$3.72	$8.35
Basic weighted average LP units outstanding	110	102	88

Dilutive effect of variable rate convertible notes:
Income	$2	$—	$23
Units	1	—	5

Diluted income per LP unit	$9.07	$3.72	$8.15
Diluted weighted average LP units outstanding	111	102	93
(1) Amount represents net income allocable to the general partner for the period May 5, 2012 through August 23, 2012, the period in which Mr. Icahn and his affiliates' ownership in IEP Energy, other than Icahn Enterprises' ownership, were considered under common control. On August 24, 2012, Mr. Icahn and his affiliates contributed this interest to us in exchange for our depositary units.
Because their effect would have been anti-dilutive, 5 million equivalent units relating to our variable rate notes have been excluded from diluted weighted average LP units outstanding for the year ended December 31, 2012.
Equity Offerings
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
On December 9, 2013, Icahn Enterprises entered into an underwriting agreement (the “December 2013 Underwriting Agreement”) with Morgan Stanley & Co. LLC ("Morgan Stanley"), providing for the issuance and purchase of an aggregate of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2,000,000 depositary units representing limited partner interests in Icahn Enterprises at a price to the public of $135.00 per depositary unit. The depositary units were delivered to the unitholders on December 13, 2013. Pursuant to the December 2013 Underwriting Agreement, Icahn Enterprises also granted Morgan Stanley a 30-day option to purchase up to an additional aggregate 300,000 additional depositary units at the same public offering price, which expired unexercised.
Aggregate net proceeds from these equity offerings was $581 million during the year ended December 31, 2013 after deducting underwriting discounts, commissions and other offering related fees and expenses. Additionally, in connection with these equity offerings, our general partner made aggregate contributions of $12 million to Icahn Enterprises and Icahn Enterprises Holdings during the year ended December 31, 2013 in order to maintain its 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings.
The issuance and sale of the depositary units in connection with the equity offerings in February 2013 and June 2013 are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3 (File No. 333-158705) filed with the SEC by Icahn Enterprises on April 22, 2009 and declared effective by the SEC on May 17, 2010. The issuance and sale of the depositary units in connection with the equity offering in December 2013 are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3 (File No. 333-188360) filed with the SEC by Icahn Enterprises on May 3, 2013 and declared effective by the SEC on October 9, 2013.
Unit Distributions
Because depositary unit holders had the election to receive the distribution either in cash or additional depositary units, we recorded a unit distribution liability of $142 million on our consolidated balance sheets as the unit distribution had not been made as of December 31, 2013. In addition, the unit distribution liability is considered a potentially dilutive security and is considered in the calculation of diluted income per LP unit as disclosed above. Any difference between the liability recorded and the amount representing the aggregate value of the number of depositary units distributed and cash paid would be charged to equity.
On November 1, 2013, Icahn Enterprises declared a quarterly distribution in the amount of $1.25 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. As a result, on January 13, 2014, Icahn Enterprises distributed an aggregate 1,001,617 depositary units to unit holders electing to receive depositary units in connection with this distribution.
On August 6, 2013, the Icahn Enterprises declared a quarterly distribution in the amount of $1.25 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. As a result, on October 9, 2013, Icahn Enterprises distributed an aggregate 1,515,739 depositary units to unit holders electing to receive depositary units in connection with this distribution.
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
On February 10, 2013, Icahn Enterprises declared a quarterly distribution in the amount of $1.00 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. As a result, on April 15, 2013, Icahn Enterprises distributed an aggregate 1,521,962 depositary units to unit holders electing to receive depositary units in connection with this distribution.
Mr. Icahn and his affiliates elected to receive a majority of their proportionate share of these distributions in depositary units. As of February 28, 2014, Mr. Icahn and his affiliates owned approximately 88.0% of Icahn Enterprises outstanding depositary units.
Rights Offering
Pursuant to a rights offering, we distributed transferable subscription rights pro rata to the holders of record of its depositary units as of the close of business on December 27, 2011, the record date. Our depositary unitholders received 0.15881 rights for each depositary unit held as of the record date. Each whole right entitled the holder to acquire one of our newly issued depositary units at a subscription price of $36.7933. The subscription price for the depositary units offered in the rights offering was equal to the volume-weighted average price per depositary unit for the ten consecutive trading days commencing 11 trading days prior to December 27, 2011, the record date. In addition, holders of rights were entitled to subscribe for

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

additional depositary units that remained unsubscribed as a result of any unexercised subscription rights. Icahn Enterprises distributed the rights to the record date unitholders on January 3, 2012. The rights traded on the NASDAQ Global Select Market ("NASDAQ") under the ticker symbol "IEPRR" from January 3, 2012 until the close of NASDAQ on January 20, 2012, the expiration date of the rights offering. No fractional depositary units were issued in the rights offering. The number of depositary units issued upon exercise by all unitholders of its rights were rounded to the nearest whole depositary unit to eliminate fractional depositary units. In connection with this rights offering, we distributed and aggregate 13,590,238 additional depositary units to unitholders that subscribed to the basic subscription rights and the over-subscription rights and we received proceeds of $500 million. Of these additional depositary units distributed pursuant to the rights offering, Mr. Icahn and his affiliates received 12,995,584 additional depositary units.
The issuance and sale of the depositary units in connection with the rights offering in December 2011 are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3 (File No. 333-178249) filed with the SEC by Icahn Enterprises on December 1, 2011 and declared effective by the SEC on December 27, 2011.

15.	Segment and Geographic Reporting.
As of December 31, 2013, our nine operating segments, which also constitute our reporting segments, are: (1) Investment; (2) Automotive; (3) Energy; (4) Metals; (5) Railcar; (6) Gaming; (7) Food Packaging; (8) Real Estate and (9) Home Fashion. Our determination of what constitutes an operating segment is based on the various industries in which our businesses operate and how we manage those businesses in accordance with our investment strategy. We assess and measure segment operating results based on net income from continuing operations attributable to Icahn Enterprises and Icahn Enterprises Holdings, as disclosed below. Certain terms of financings for certain of our segments impose restrictions on the segments' ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions. See Note 4, “Operating Units,” for a detailed description of each of our reporting segments.
In addition to our nine reporting segments, we present the results of the Holding Company which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company.
Our Investment segment acquired a controlling interest in Tropicana on November 15, 2010 and, accordingly, we consolidated the results of Tropicana effective November 15, 2010. Effectively April 29, 2011, we directly owned the controlling interesting in Tropicana through a distribution-in-kind transaction from our Investment segment. Our management evaluates the aggregate performance of the Investment segment with all of its investments stated on a fair value basis, including its investment in Tropicana. Accordingly, although we are required to consolidate the results of Tropicana effective November 15, 2010 and separately report their results as part of our Gaming segment, the column representing our Investment segment's results include the investment in Tropicana on a fair value basis for the periods November 15, 2010 through April 29, 2011. For such period, we eliminate the fair value effects of Tropicana in the column labeled “Eliminations.”

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Icahn Enterprises' condensed statements of operations by reporting segment for the years ended December 31, 2013, 2012 and 2011 are presented below:

	Year Ended December 31, 2013
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$6,905	$8,986	$929	$408	$—	$371	$2	$184	$—	$17,785
Other revenues from operations	—	—	—	—	331	575	—	82	—	—	988
Net gain (loss) from investment activities	1,850	—	—	—	2	—	—	—	—	(158)	1,694
Interest and dividend income	178	3	1	—	9	1	—	—	—	2	194
Other income (loss), net	3	(32)	76	—	(6)	(5)	(25)	1	3	6	21
	2,031	6,876	9,063	929	744	571	346	85	187	(150)	20,682
Expenses:
Cost of goods sold	—	5,885	8,204	948	326	—	285	—	161	—	15,809
Other expenses from operations	—	—	—	—	160	294	—	50	—	—	504
Selling, general and administrative	119	749	137	27	39	238	47	12	31	18	1,417
Restructuring	—	40	—	—	—	—	—	—	10	—	50
Impairment	—	8	—	2	—	3	—	2	1	—	16
Interest expense	10	111	48	—	49	14	22	4	—	302	560
	129	6,793	8,389	977	574	549	354	68	203	320	18,356
Income (loss) before income tax benefit (expense)	1,902	83	674	(48)	170	22	(8)	17	(16)	(470)	2,326
Income tax benefit (expense)	—	180	(195)	20	(31)	(3)	51	—	—	96	118
Net income (loss)	1,902	263	479	(28)	139	19	43	17	(16)	(374)	2,444
Less: net (income) loss attributable to non-controlling interests	(1,090)	(13)	(190)	—	(109)	(6)	(11)	—	—	—	(1,419)
Net income (loss) attributable to Icahn Enterprises	$812	$250	$289	$(28)	$30	$13	$32	$17	$(16)	$(374)	$1,025

Supplemental information:
Capital expenditures	$—	$380	$256	$15	$424	$57	$20	$2	$7	$—	$1,161
Depreciation and amortization(1)	$—	$296	$208	$26	$92	$34	$21	$23	$8	$—	$708

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2012
	Investment	Automotive	Energy(2)	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$6,664	$5,703	$1,102	$530	$—	$343	$4	$228	$—	$14,574
Other revenues from operations	—	—	—	—	256	613	—	82	—	—	951
Net gain from investment activities	314	—	—	—	2	—	—	—	—	27	343
Interest and dividend income	85	5	1	—	11	1	—	—	—	—	103
Other (loss) income, net	(1)	8	(185)	1	—	(3)	(2)	2	3	2	(175)
	398	6,677	5,519	1,103	799	611	341	88	231	29	15,796
Expenses:
Cost of goods sold	—	5,753	4,848	1,116	419	—	263	1	206	—	12,606
Other expenses from operations	—	—	—	—	141	312	—	49	—	—	502
Selling, general and administrative	24	710	112	28	37	250	45	14	37	18	1,275
Restructuring	—	26	—	—	—	—	1	—	4	—	31
Impairment	—	98	—	18	—	2	—	—	11	—	129
Interest expense	2	141	39	—	68	13	21	5	—	283	572
	26	6,728	4,999	1,162	665	577	330	69	258	301	15,115
Income (loss) before income tax benefit (expense)	372	(51)	520	(59)	134	34	11	19	(27)	(272)	681
Income tax benefit (expense)	—	29	(182)	1	(42)	(4)	(5)	—	—	284	81
Net income (loss)	372	(22)	338	(58)	92	30	6	19	(27)	12	762
Less: net income attributable to non-controlling interests	(215)	(2)	(75)	—	(63)	(9)	(2)	—	—	—	(366)
Net income (loss) attributable to Icahn Enterprises	$157	$(24)	$263	$(58)	$29	$21	$4	$19	$(27)	$12	$396

Supplemental information:
Capital expenditures	$—	$387	$138	$24	$302	$44	$39	$2	$—	$—	$936
Depreciation and amortization(1)	$—	$289	$128	$26	$83	$32	$18	$23	$8	$—	$607

	Year Ended December 31, 2011
	Investment	Automotive	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Eliminations	Consolidated
	(in millions)
Revenues:
Net sales	$—	$6,910	$1,095	$453	$—	$339	$8	$322	$—	$—	$9,127
Other revenues from operations	—	—	—	228	624	—	81	—	—	—	933
Net gain from investment activities	1,887	—	—	—	—	—	—	—	27	(9)	1,905
Interest and dividend income	110	6	—	12	1	—	—	—	2	(5)	126
Other (loss) income, net	(101)	21	1	(2)	(1)	(1)	1	3	7	—	(72)
	1,896	6,937	1,096	691	624	338	90	325	36	(14)	12,019
Expenses:
Cost of goods sold	—	5,822	1,068	410	—	263	3	305	—	—	7,871
Other expenses from operations	—	—	—	129	329	—	47	—	—	—	505
Selling, general and administrative	37	736	25	34	254	43	16	61	31	—	1,237
Restructuring	—	5	—	—	—	—	—	6	—	—	11
Impairment	—	48	—	—	5	—	—	18	—	—	71
Interest expense	15	141	—	74	9	21	6	1	223	—	490
	52	6,752	1,093	647	597	327	72	391	254	—	10,185
Income (loss) before income tax (expense) benefit	1,844	185	3	44	27	11	18	(66)	(218)	(14)	1,834
Income tax (expense) benefit	—	(17)	3	(4)	(3)	(5)	—	—	(8)	—	(34)
Net income (loss)	1,844	168	6	40	24	6	18	(66)	(226)	(14)	1,800
Less: net (income) loss attributable to non-controlling interests	(971)	(47)	—	(38)	(11)	(2)	—	10	—	9	(1,050)
Net income (loss) attributable to Icahn Enterprises	$873	$121	$6	$2	$13	$4	$18	$(56)	$(226)	$(5)	$750

Supplemental information:
Capital expenditures	$—	$348	$25	$49	$34	$37	$1	$—	$—	$—	$494
Depreciation and amortization(1)	$—	$284	$23	$81	$32	$16	$23	$10	$—	$—	$469

(1)
Excludes amounts related to the amortization of debt discounts and premiums included in interest expense in the amounts of $34 million, $28 million and $39 million for the years ended December 31, 2013, 2012 and 2011, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	We consolidated CVR effective May 4, 2012.

Icahn Enterprises' condensed balance sheets by reporting segment as of December 31, 2013 and 2012 are presented below:

	December 31, 2013
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$3	$761	$842	$31	$417	$359	$19	$32	$16	$782	$3,262
Cash held at consolidated affiliated partnerships and restricted cash	321	—	—	4	27	31	1	3	6	3	396
Investments	11,826	253	—	—	31	34	—	—	—	117	12,261
Accounts receivable, net	—	1,297	242	62	34	10	67	3	35	—	1,750
Inventories, net	—	1,068	527	85	90	—	72	—	60	—	1,902
Property, plant and equipment, net	—	2,038	2,684	129	1,889	444	156	656	78	3	8,077
Goodwill and intangible assets, net	—	1,715	1,307	9	7	67	11	68	3	—	3,187
Other assets	47	413	146	14	52	51	79	18	24	66	910
Total assets	$12,197	$7,545	$5,748	$334	$2,547	$996	$405	$780	$222	$971	$31,745
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$757	$1,763	$1,550	$57	$204	$132	$80	$18	$31	$351	$4,943
Securities sold, not yet purchased, at fair value	884	—	—	—	—	—	—	—	—	—	884
Due to brokers	2,203	—	—	—	—	—	—	—	—	—	2,203
Post-employment benefit liability	—	1,072	—	1	5	—	33	—	—	—	1,111
Debt	—	2,586	676	3	1,448	298	217	51	—	4,016	9,295
Total liabilities	3,844	5,421	2,226	61	1,657	430	330	69	31	4,367	18,436

Equity attributable to Icahn Enterprises	3,696	1,660	1,926	273	591	392	55	711	191	(3,403)	6,092
Equity attributable to non-controlling interests	4,657	464	1,596	—	299	174	20	—	—	7	7,217
Total equity	8,353	2,124	3,522	273	890	566	75	711	191	(3,396)	13,309
Total liabilities and equity	$12,197	$7,545	$5,748	$334	$2,547	$996	$405	$780	$222	$971	$31,745

	December 31, 2012
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$14	$467	$896	$14	$244	$243	$31	$87	$67	$1,045	$3,108
Cash held at consolidated affiliated partnerships and restricted cash	913	—	—	4	20	15	1	2	6	2	963
Investments	5,084	240	—	—	57	35	—	—	14	61	5,491
Accounts receivable, net	—	1,375	211	102	50	13	62	5	36	—	1,854
Inventories, net	—	1,074	528	122	110	—	61	—	60	—	1,955
Property, plant and equipment, net	—	1,971	2,648	142	1,564	431	154	665	83	3	7,661
Goodwill and intangible assets, net	—	1,782	1,327	11	7	68	12	78	3	—	3,288
Other assets	582	373	133	22	186	47	34	15	22	198	1,612
Total assets	$6,593	$7,282	$5,743	$417	$2,238	$852	$355	$852	$291	$1,309	$25,932
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$152	$1,859	$1,535	$73	$164	$134	$74	$18	$35	$178	$4,222
Securities sold, not yet purchased, at fair value	533	—	—	—	—	—	—	—	—	—	533
Due to brokers	—	—	—	—	—	—	—	—	—	—	—
Post-employment benefit liability	—	1,409	—	3	10	—	66	—	—	—	1,488
Debt	—	2,805	926	3	1,600	171	215	71	—	4,082	9,873
Total liabilities	685	6,073	2,461	79	1,774	305	355	89	35	4,260	16,116

Equity attributable to Icahn Enterprises	2,387	860	2,383	338	257	379	(3)	763	256	(2,951)	4,669
Equity attributable to non-controlling interests	3,521	349	899	—	207	168	3	—	—	—	5,147
Total equity	5,908	1,209	3,282	338	464	547	—	763	256	(2,951)	9,816
Total liabilities and equity	$6,593	$7,282	$5,743	$417	$2,238	$852	$355	$852	$291	$1,309	$25,932

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our segments' geographic net sales from external customers, other revenues from operations and property, plant and equipment, net for the periods indicated:

	Net Sales			Other Revenues From Operations			Property, Plant and Equipment, Net
	Year Ended December 31,			Year Ended December 31,			December 31,
	2013	2012	2011	2013	2012	2011	2013	2012
	(in millions)
United States	$13,171	$10,202	$4,459	$937	$914	$900	$6,207	$5,959
Germany	1,339	1,175	1,302	—	—	—	425	403
Other	3,275	3,197	3,366	51	37	33	1,445	1,299
	$17,785	$14,574	$9,127	$988	$951	$933	$8,077	$7,661
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

	Year Ended December 31,									December 31,
	2013			2012			2011			2013	2012
	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Total Assets	Total Assets
	(in millions)									(in millions)
Investment	$10	$1,902	$812	$2	$372	$157	$15	$1,844	$873	$12,197	$6,593
Automotive	111	263	250	141	(22)	(24)	141	168	121	7,545	7,282
Energy	48	479	289	39	338	263	—	—	—	5,748	5,743
Metals	—	(28)	(28)	—	(58)	(58)	—	6	6	334	417
Railcar	49	139	30	68	92	29	74	40	2	2,547	2,238
Gaming	14	19	13	13	30	21	9	24	13	996	852
Food Packaging	22	43	32	21	6	4	21	6	4	405	355
Real Estate	4	17	17	5	19	19	6	18	18	780	852
Home Fashion	—	(16)	(16)	—	(27)	(27)	1	(66)	(56)	222	291
Holding Company	302	(374)	(374)	282	13	13	222	(225)	(225)	987	1,323
Eliminations	—	—	—	—	—	—	—	(14)	(5)	—	—
Consolidated	$560	$2,444	$1,025	$571	$763	$397	$489	$1,801	$751	$31,761	$25,946
Amounts related to the amortization of debt discounts and premiums included in interest expense for the consolidated results of Icahn Enterprises Holdings were $34 million, $27 million and $38 million for the years ended December 31, 2013, 2012 and 2011, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Income Taxes.
The difference between the book basis and the tax basis of our net assets, not directly subject to income taxes, is as follows:

	Icahn Enterprises		Icahn Enterprises Holdings
	December 31,		December 31,
	2013	2012	2013	2012
	(in millions)		(in millions)
Book basis of net assets	$6,092	$4,669	$6,114	$4,691
Book/tax basis difference	(2,248)	(1,840)	(2,248)	(1,840)
Tax basis of net assets	$3,844	$2,829	$3,866	$2,851
Our corporate subsidiaries recorded the following income tax benefit (expense) attributable to continuing operations for our taxable subsidiaries:

	Year Ended December 31,
	2013	2012	2011
Continuing Operations	(in millions)
Current:
Domestic	$22	$(104)	$(1)
International	(61)	(53)	(45)
Total current	(39)	(157)	(46)
Deferred:
Domestic	146	191	4
International	11	47	8
Total deferred	157	238	12
	$118	$81	$(34)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effect of significant differences representing deferred tax assets (liabilities) (the difference between financial statement carrying value and the tax basis of assets and liabilities) is as follows:

	December 31,
	2013	2012
	(in millions)
Deferred tax assets:
Property, plant and equipment	$141	$146
Net operating loss	1,137	1,163
Tax credits	166	134
Post-employment benefits, including pensions	303	441
Reorganization costs	27	51
Other	242	311
Total deferred tax assets	2,016	2,246
Less: Valuation allowance	(1,216)	(1,550)
Net deferred tax assets	$800	$696

Deferred tax liabilities:
Property, plant and equipment	$(216)	$(644)
Intangible assets	(187)	(377)
Investment in partnerships	(1,242)	(303)
Investment in U.S. subsidiaries	(307)	(307)
Other	(13)	(27)
Total deferred tax liabilities	(1,965)	(1,658)
	$(1,165)	$(962)

We recorded deferred tax assets and deferred tax liabilities of $229 million and $1,394 million, respectively, as of December 31, 2013 and $373 million and $1,335 million, respectively, as of December 31, 2012. Deferred tax assets are included in other assets in our consolidated balance sheets.
We analyze all positive and negative evidence to consider whether it is more likely than not that all of the deferred tax assets will be realized.  Projected future income, tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment.  As of December 31, 2013 we had a valuation allowance of approximately $1.2 billion primarily related to tax loss and credit carryforwards, post-retirement benefits and other deferred tax assets.  The current and future provisions for income taxes may be significantly impacted by changes to valuation allowances.  These allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. For 2013, the valuation allowance on deferred tax assets decreased by $334 million. The decrease is primarily attributable to $279 million recorded by our Automotive segment and $55 million recorded by Food Packaging segment. For 2012, the valuation allowance on deferred tax assets increased by $147 million. The increase was primarily attributable to $399 million recorded by our Automotive segment, offset in part by a $221 million decrease recorded by American Entertainment Properties Corp. ("AEPC"), an indirect wholly owned subsidiary of ours, and decreases in the valuation allowance of $31 million recorded by other segments.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the effective tax rate on continuing operations as shown in the consolidated statements of operations to the federal statutory rate is as follows:

	Years Ended December 31,
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
Foreign Operations	1.3	0.7	0.8
Valuation allowance	(15.4)	14.8	(0.6)
Gain on settlement of liabilities subject to compromise	—	(51.7)	(1.4)
Income not subject to taxation	(25.4)	(12.6)	(31.4)
Other	(0.6)	1.9	(0.5)
	(5.1)%	(11.9)%	1.9%
Automotive
Federal-Mogul did not record taxes on its undistributed earnings from foreign subsidiaries of $824 million at December 31, 2013 since these earnings are considered to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, Federal-Mogul may be subject to U.S. income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.
As of December 31, 2013, Federal-Mogul had $761 million of cash and cash equivalents, of which $224 million was held by foreign subsidiaries. In accordance with FASB ASC 740-30-25-17 through 19, Federal-Mogul asserts that these funds are indefinitely reinvested due to operational and investing needs of the foreign locations. Furthermore, Federal-Mogul will accrue any applicable taxes in the period when it no longer intends to indefinitely reinvest these funds. Federal-Mogul expects that the impact on cash taxes would be immaterial due to: the availability of net operation loss carryforwards and related valuation allowances; earnings considered previously taxed; and applicable tax treaties.
Federal-Mogul continues to maintain a valuation allowance related to its net deferred tax assets in multiple jurisdictions. As of December 31, 2013, our Automotive segment had valuation allowances of $846 million related to tax loss and credit carryforwards. The current and future provisions for income taxes may be significantly impacted by changes to valuation allowances in certain countries. These allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. The future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.
At December 31, 2013, our Automotive segment had a deferred tax asset before valuation allowance of $887 million for tax loss carryforwards and tax credits, including approximately $497 million in the United States with expiration dates from fiscal 2014 through fiscal 2032; $200 million in the United Kingdom with no expiration date; and $190 million in other jurisdictions with various expiration dates.
During 2013, IEH FM Holdings LLC, the parent company of Federal-Mogul, was contributed to American Entertainment Properties Corp. ("AEPC") in a tax-free transaction. Pursuant to the contribution and additional shares purchased, AEPC owns more than 80% of Federal-Mogul and Federal-Mogul is now included in the federal income tax consolidated group of AEPC. Positive and negative evidence was evaluated and AEPC was able to conclude that it was more likely than not to realize a portion of the Federal-Mogul deferred tax assets as part of the consolidated U.S. tax filing and released $287 million of valuation allowance.
Energy
On May 19, 2012, CVR became a member of the consolidated federal tax group of AEPC. At December 31, 2013, CVR has Kansas state income tax credits of approximately $5 million, which are available to reduce future Kansas state regular income taxes. These credits, if not used, will expire in 2029. Additionally, CVR has Oklahoma state income tax credits of approximately $9 million which are available to reduce future Oklahoma state regular income taxes. These credits have an indefinite life.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gaming, Home Fashion, Food Packaging and Other
At December 31, 2013, AEPC, which includes CVR, Metals, Home Fashion and Real Estate segments, among others, had $728 million of net operating loss carryforwards with expiration dates from years 2026 through 2031. During 2012, WPH merged into a newly formed single member limited liability company owned by AEPC. The merger constituted a tax free reorganization. In addition, AEPC acquired a controlling interest in CVR during 2012. CVR has a history of significant earnings and projections of future earnings. Pursuant to these transactions, AEPC evaluated all positive and negative evidence associated with its deferred tax assets and, primarily as a result of the merger of WPH and the change in estimated future earnings from the acquisition of CVR, AEPC concluded it was more likely than not that all of the federal net operating loss carryforward related to our Home Fashion segment would be realized. Accordingly, during 2012, AEPC reversed $221 million of valuation allowance related to our Home Fashion segment's deferred tax assets. Due to separate company net operating loss limitations, AEPC could not determine that it was more likely than not to realize some of the state net operating loss carryforwards and the federal net operating loss carryforward from other segments. The valuation allowance on these deferred tax assets is approximately $52 million as of December 31, 2013.
At December 31, 2013, Viskase had U.S. federal and state net operating loss carryforwards of $95 million which will begin expiring in the year 2024 and forward, and foreign net operating loss carryforwards of $15 million with an unlimited carryforward period. During the fourth quarter of 2013, Viskase's management determined that it was more likely than not that all of the deferred tax assets would be fully realized based on the expectation of positive evidence and projected income in future years. Accordingly, Viskase released all $55 million of its valuation allowance on deferred tax assets.
Viskase did not record taxes on its undistributed earnings from foreign subsidiaries of $53 million at December 31, 2013 since these earnings are considered to be permanently reinvested. Viskase may be subject to U.S. income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.
At December 31, 2013, ARI had state net operating losses of $4 million, which expires between 2014 and 2031. ARI considers its Canadian earnings to be permanently reinvested, and therefore has not recorded a provision for U.S. income tax or foreign withholding taxes on the cumulative earnings of its Canadian subsidiary. Such undistributed earnings from ARI's Canadian subsidiary have been included in consolidated retained earnings of $3 million and $2 million for December 31, 2013 and 2012, respectively. If ARI were to change its intentions and such earnings were remitted to the U.S., these earnings would be subject to U.S. income taxes. However, as of December 31, 2013 and 2012 foreign tax credits would be available to offset these taxes such that the U.S. tax impact would be insignificant.
Tropicana has federal NOL carryforwards pursuant to the purchase of Adamar of New Jersey, Inc. (“Adamar”). Internal Revenue Code Section 382 (“Code 382”) places certain limitations on the annual amount of NOL carryforwards that can be utilized when a change of ownership occurs. Tropicana believes its purchase of Adamar was a change in ownership pursuant to Code 382. As a result of the annual limitation, the NOL carryforward amount available to be used in future periods is approximately $185 million and will begin to expire in the year 2028 and forward. As of December 31, 2013, Tropicana could not determine that it was more likely than not that it would utilize its NOL carryforwards before expiration and accordingly has established a full valuation allowance.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Uncertainty in Income Taxes
A summary of the changes in the gross amounts of unrecognized tax benefits for the fiscal years ended December 31, 2013, 2012 and 2011 are as follows:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Balance at January 1	$113	$388	$407
Addition based on tax positions related to the current year	23	23	7
Acquisition of CVR	—	18	—
Increase for tax positions of prior years	6	15	27
Decrease for tax positions of prior years	(9)	(15)	(20)
Decrease for statute of limitation expiration	(1)	(14)	(9)
Settlements	1	(301)	(21)
Impact of currency translation and other	(1)	(1)	(3)
Balance at December 31	$132	$113	$388
At December 31, 2013, 2012 and 2011, we had unrecognized tax benefits of $132 million, $113 million and $388 million, respectively. Of these totals, $71 million, $54 million and $71 million represents the amount of unrecognized tax benefits that if recognized, would affect the annual effective tax rate in the respective periods. The total unrecognized tax benefits differ from the amount which would affect the effective tax rate primarily due to the impact of valuation allowances.
During the next 12 months, Federal-Mogul believes that it is reasonably possible that unrecognized tax benefits of Federal-Mogul may decrease by approximately $25 million due to audit settlements or statute expirations, of which approximately $5 million, if recognized, could impact the effective tax rate. We do not anticipate any significant changes to the amount of our unrecognized tax benefits in our other business segments during the next 12 months.
We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. We recorded $27 million, $17 million and $14 million as of December 31, 2013, 2012 and 2011, respectively, in liabilities for tax related net interest and penalties in our consolidated balance sheets. Income tax expense related to interest and penalties were $8 million for 2013 and $3 million for each of 2012 and 2011. We or certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. We and our subsidiaries are no longer subject to U.S. federal tax examinations for years before 2010 or state and local examinations for years before 2008, with limited exceptions. We, or our subsidiaries, are currently under various income tax examinations in several states and foreign jurisdictions, but are no longer subject to income tax examinations in major foreign jurisdictions for years prior to 2005.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Changes in Accumulated Other Comprehensive Loss.
Changes in accumulated other comprehensive loss consists of the following:

	Post-Employment Benefits, Net of Tax	Hedge Instruments, Net of Tax	Translation Adjustments and Other, Net of Tax	Total
	(in millions)
Balance at December 31, 2012	$(639)	$(34)	$(309)	$(982)
Other comprehensive income (loss) before reclassifications, net of tax	202	(7)	(8)	187
Reclassifications from accumulated other comprehensive loss to earnings(1)	(27)	15	2	(10)
Other comprehensive income (loss), net of tax	175	8	(6)	177
Balance at December 31, 2013	$(464)	$(26)	$(315)	$(805)

(1) Refer to Note 13, "Pension, Other Post-employment Benefits and Employee Benefit Plans," and Note 8, "Financial Instruments," for additional information with respect to reclassifications from accumulated other comprehensive loss to earnings relating to post-employment benefits, net of tax and hedge instruments, net of tax, respectively. Such items do not represent reclassifications in their entirety.

18.	Other Income (Loss), Net.
Other income (loss), net consists of the following:

	Icahn Enterprises			Icahn Enterprises Holdings
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
	(in millions)			(in millions)
Loss on extinguishment of debt	$—	$(10)	$—	$—	$(10)	$—
Realized and unrealized loss on derivatives, net	57	(190)	—	57	(190)	—
Tax settlement loss	(23)	—	—	(23)	—	—
Dividend expense related to securities sold, not yet purchased	—	(4)	(86)	—	(4)	(86)
Net (loss) gain on disposition of assets	(56)	5	1	(56)	5	1
Appreciation on deferred management fee	—	—	(13)	—	—	(13)
Equity earnings from non-consolidated affiliates	26	35	30	26	35	30
Foreign currency translation loss	(12)	(9)	(9)	(12)	(9)	(9)
Other	29	(2)	5	29	(2)	5
	$21	$(175)	$(72)	$21	$(175)	$(72)
The net (loss) gain on disposition of assets for 2013 included in the above table primarily relates to various divestitures by our Automotive segment. During the first quarter of 2013, our Automotive segment recorded a loss on divestiture of $48 million related to the disposal of its sintered components operations located in France. During the second quarter of 2013, our Automotive segment recorded a loss on divestiture of $6 million related to its connecting rod manufacturing facility located in Canada and its camshaft foundry located in the United Kingdom. During the third quarter of 2013, our Automotive segment recorded a loss on divestiture relating to its fuel pump business of $6 million, which is net of a $19 million OPEB curtailment gain, as discussed further in Note 13, "Pension, Other Post-employment Benefits and Employee Benefit Plans." Because the financial results from the disposition of these businesses were not material, individually or in the aggregate, to our consolidated

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial statements, we did not reflect the dispositions of these businesses as discontinued operations in either the current period or on a retrospective basis.
During the second quarter of 2013, our Food Packaging segment recorded a loss of $23 million related to the settlement of a certain tax matter. See Note 19, "Commitments and Contingencies - Food Packaging," for further discussion.

19.	Commitments and Contingencies.
Investment
Dynegy Inc.
On March 28, 2012 an action was filed in the U.S. District Court, Southern District of New York, entitled Silsby v. Icahn et. al.  Defendants include Carl C. Icahn and two officers of Dynegy Inc. ("Dynegy") and certain of its directors. As initially filed, the action purports to be brought as a class action on behalf of Dynegy shareholders who acquired their shares between September 2011 and March 2012.  The Complaint alleges violations of the federal securities laws by defendants' allegedly making false and misleading statements in securities filings which statements artificially inflated the price of Dynegy stock. The individual defendants are alleged to have been controlling persons of Dynegy. Plaintiff is seeking damages in an unspecified amount. Subsequent to the filing of this action, Dynegy filed for bankruptcy, and a U.S. bankruptcy court has approved a Plan of Reorganization. Plaintiff is proceeding with the action and has filed an amended complaint that purports to be a class action on behalf of Dynegy shareholders who acquired their securities between July 10, 2011 and March 9, 2012.  We believe that we have meritorious defenses to the claims and filed a motion to dismiss on July 19, 2013. At present, the motion to dismiss the case is pending.
Dell Inc.
On August 1, 2013, High River Limited Partnership and each of the Investment Funds (collectively, the “Icahn Parties”), filed an action in the Court of Chancery of the State of Delaware ("Court") against Dell Inc., (“Dell”), and the members of its board of directors, including Michael Dell (the “Dell Board”).  The complaint challenges certain actions taken by the Dell Board in relation to a going-private merger (the “Merger”) and an alternative recapitalization of Dell proposed by the Icahn Parties and others.  In particular the complaint challenges actions taken by the Dell Board in relation to a special meeting to vote on the Merger and the failure of the Dell Board to hold an annual meeting of stockholders at which the Icahn Parties and others intended to seek stockholders approval of new directors who would support the recapitalization proposal.  The complaint seeks both injunctive and declaratory relief. On August 16, 2013, the Court held a conference on the Icahn Parties' motion for expedition.  It denied that motion, finding that the complaint did not establish a sufficiently colorable claim to require expedition.  The Court thereafter entered a stipulated order setting the date for Dell's 2013 annual meeting. Following the Court conference the parties entered a stipulation extending defendants time to respond to the complaint.  The Icahn Parties voluntarily dismissed the action on January 10, 2014.
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
Total environmental liabilities, determined on an undiscounted basis, were $14 million and $15 million at December 31, 2013 and 2012, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.
Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At December 31, 2013, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $44 million.
Asset Retirement Obligations
Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $26 million and $29 million at December 31, 2013 and 2012, respectively, for ARO's, primarily related to anticipated costs of removing hazardous building materials at its facilities, and has considered impairment issues that may result from capitalization of these ARO amounts.
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
Energy
Unconditional Purchase Obligations
The minimum required payments for CVR's unconditional purchase obligations are as follows:

Unconditional Purchase Obligations(1)
(in millions)
2014	$121
2015	110
2016	102
2017	101
2018	101
Thereafter	883
$1,418
(1)This amount includes $973 million payable ratably over nine years pursuant to petroleum transportation service agreements between CRRM and TransCanada Keystone Pipeline, LP ("TransCanada"). Under the agreements, CRRM receives transportation for at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of 20 years on TransCanada's Keystone pipeline system. CRRM began receiving crude oil under the agreements in the first quarter of 2011.
Unconditional Purchase Obligations
CVR leases various equipment, including rail cars, and real properties under long-term operating leases expiring at various dates. For the year ended December 31, 2013 and the period May 5, 2012 through December 31, 2012, lease expense approximated $9 million and $6 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. Additionally, in the normal course of business, CVR has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services.

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
Samson Resources Company, Samson Lone Star, LLC and Samson Contour Energy E&P, LLC (together, "Samson") filed fifteen lawsuits in federal and state courts in Oklahoma and two lawsuits in state courts in New Mexico against CRRM and other defendants between March 2009 and July 2009. In addition, in May 2010, separate groups of plaintiffs (the "Anstine and Arrow cases") filed two lawsuits against CRRM and other defendants in state court in Oklahoma and Kansas. All of the lawsuits filed in state court were removed to federal court. All of the lawsuits (except for the New Mexico suits, which remained in federal court in New Mexico) were then transferred to the Bankruptcy Court for the United States District Court for the District of Delaware, where the SemGroup bankruptcy resides. In March 2011, CRRM was dismissed without prejudice from the New Mexico suits. All of the lawsuits alleged that Samson or other respective plaintiffs sold crude oil to a group of companies, which generally are known as SemCrude or SemGroup (collectively, "Sem"), which later declared bankruptcy and that Sem has not paid such plaintiffs for all of the crude oil purchased from Sem. The Samson lawsuits further alleged that Sem sold some of the crude oil purchased from Samson to J. Aron & Company ("J. Aron") and that J. Aron sold some of this crude oil to CRRM. All of the lawsuits sought the same remedy, the imposition of a trust, an accounting and the return of crude oil or the proceeds therefrom. The amount of the plaintiffs' alleged claims is unknown since the price and amount of crude oil sold by the plaintiffs and eventually received by CRRM through Sem and J. Aron, if any, is unknown. CRRM timely paid for all crude oil purchased from J. Aron. On January 26, 2011, CRRM and J. Aron entered into an agreement whereby J. Aron agreed to indemnify and defend CRRM from any damage, out-of-pocket expense or loss in connection with any crude oil involved in the lawsuits which CRRM purchased through J. Aron, and J. Aron agreed to reimburse CRRM's prior attorney fees and out-of-pocket expenses in connection with the lawsuits. The indemnification agreement does not provide reimbursement for any damages that CRRM may be liable for in connection with any purchases it made directly from Sem. Samson and CRRM entered a stipulation of dismissal with respect to all of the Samson cases and the Samson cases were dismissed with prejudice on February 8, 2012. The dismissal does not pertain to the Anstine and Arrow cases. In February 2013, CRRM agreed to settlement in the Anstine and Arrow cases which was finalized with the plaintiffs in June 2013, and CRRM was dismissed with prejudice. The settlement did not have a material adverse effect on our consolidated financial statements.
On June 21, 2012, Goldman, Sachs & Co. (“GS”) filed suit against CVR in state court in New York, alleging that CVR failed to pay GS approximately $18.5 million in fees allegedly due to GS by CVR pursuant to an engagement letter dated March 21, 2012, which according to the allegations set forth in the complaint, provided that GS was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's common stock made by Carl C. Icahn and certain of his affiliates. CVR believes it has meritorious defenses and intends to vigorously defend against the suit. This amount has been fully accrued as of December 31, 2013 and 2012.
On August 10, 2012, Deutsche Bank (“DB”) filed suit against CVR in state court in New York, alleging that CVR failed to pay DB $18.5 million in fees allegedly due to DB by CVR pursuant to an engagement letter dated March 23, 2012, which

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

according to the allegations set forth in the complaint, provided that DB was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's stock made by Carl C. Icahn and certain of his affiliates. CVR believes it has meritorious defenses and intends to vigorously defend against the suit. This amount has been fully accrued as of December 31, 2013 and 2012.
On December 17, 2012, Gary Community Investment Company, f/k/a The Gary-Williams Company and GWEC Holding Company, Inc. (referred to herein collectively as “Gary-Williams”) filed a lawsuit in the Supreme Court of New York, New York County (Gary Community Investment Co. v. CVR Energy, Inc., No. 654401/12) against CVR and CRLLC (referred to collectively for purposes of this paragraph as “CVR”). The action arose out of claims relating to CVR’s purchase of the Wynnewood, Oklahoma refinery pursuant to the Purchase and Sale Agreement entered into by the parties on November 2, 2011 (the “Purchase Agreement”). Specifically, CVR had provided notice to Gary-Williams that it sought indemnification for various breaches of the Purchase Agreement and had subsequently made a claim notice for payment of the entire escrow property pursuant to the Escrow Agreement by and among Gary-Williams, CRLLC and the escrow agent, dated as of December 15, 2011. Gary-Williams, in its lawsuit, alleged that CVR breached the Purchase Agreement and the Escrow Agreement, and sought a declaratory judgment that CVR’s claims are without any legal basis, damages in an unspecified amount, and release of the full amount of the escrow property to Gary-Williams.
In November 2013, each of the claims related to the Purchase Agreement and Escrow Agreement were settled by CVR and Gary-Williams, and the lawsuit was subsequently dismissed. Funds received by CVR from the Escrow Agreement under the settlement were not material and are included in other income, net in our consolidated statement of operations for the year ended December 31, 2013.
CRNF received a ten-year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reclassified and reassessed CRNF's nitrogen fertilizer plant for property tax purposes. The reclassification and reassessment resulted in an increase in CRNF's annual property tax expense by an average of $11 million per year for each of the years ended December 31, 2008 and 2009, $12 million for the year ended December 31, 2010 and $11 million for each of the years ended December 31, 2011 and 2012. CRNF protested the classification and resulting valuation for each of those years to the Kansas Court of Tax Appeals ("COTA"), followed by an appeal to the Kansas Court of Appeals. However, CRNF fully accrued and paid the property taxes the county claims are owed for the years ended December 31, 2008 through 2012. The Kansas Court of Appeals, in a memorandum opinion dated August 9, 2013, reversed the COTA decision, in part and remanded the case to COTA instructing COTA to classify each asset on an asset by asset basis instead of making a broad determination that the entire plant was real property as COTA did originally. CRNF believes that when that asset by asset determination is done, the majority of the plant will be classified as personal property which would result in significantly lower property taxes for CRNF for 2008 and for those years after the conclusion of the property tax settlement noted below as compared to the taxes paid by CRNF prior to the settlement. The County filed a motion for rehearing with the Kansas Court of Appeals seeking reconsideration of the Court’s August 9, 2013 decision and that motion was denied. The County has also filed a petition for review with the Kansas Supreme Court and that petition is pending.
On February 25, 2013, Montgomery County and CRNF agreed to a settlement for tax years 2009 through 2012, which will lower CRNF's property taxes by about $11 million per year for tax years 2013 through 2016 based on current mill levy rates. In addition, the settlement provides that Montgomery County will support CRNF's application before COTA for a ten year tax exemption for the UAN expansion. Finally, the settlement provides that CRNF will continue its appeal of the 2008 reclassification and reassessment discussed above.
Flood, Crude Oil Discharge and Insurance
Crude oil was discharged from CVR's Coffeyville refinery on July 1, 2007, due to the short amount of time available to shut down and secure the refinery in preparation for the flood that occurred on June 30, 2007. In May 2008, in connection with the discharge, CVR received in May 2008, notices of claims from 16 private claimants under the Oil Pollution Act ("OPA") in an aggregate amount of approximately $4 million ((plus punitive damages). In August 2008, those claimants filed suit against CVR in the United States District Court for the District of Kansas in Wichita (the "Angleton Case"). In October 2009 and June 2010, companion cases to the Angleton Case were filed in the United States District Court for the District of Kansas in Wichita, seeking a total of approximately $3 million (plus punitive damages) for three additional plaintiffs as a result of the July 1, 2007 crude oil discharge. CVR has settled all of the claims with the plaintiffs from the Angleton Case and has settled all but one of the plaintiffs from the companion cases. The settlements did not have a material adverse effect on our consolidated financial

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statements. CVR believes that the resolution of the remaining claim will not have a material adverse effect on our consolidated financial statements.
As a result of the crude oil discharge that occurred on July 1, 2007, CVR entered into an administrative order on consent (the "Consent Order") with the U.S. Environmental Protection Agency (the "EPA") on July 10, 2007. As set forth in the Consent Order, the EPA concluded that the discharge of crude oil from CVR's Coffeyville refinery caused an imminent and substantial threat to public health and welfare. Pursuant to the Consent Order, CVR agreed to perform specified remedial actions to respond to the discharge of crude oil from CVR's refinery. The substantial majority of all required remedial actions were completed by January 31, 2009. CVR prepared and provided its final report to the EPA in January 2011 to satisfy the final requirement of the Consent Order. In April 2011, the EPA provided CVR with a notice of completion indicating that CVR has no continuing obligations under the Consent Order, while reserving its rights to recover oversight costs and penalties.
On October 25, 2010, CVR received a letter from the United States Coast Guard on behalf of the EPA seeking $2 million in oversight cost reimbursement. CVR responded by asserting defenses to the Coast Guard's claim for oversight costs. On September 23, 2011, the United States Department of Justice (the "DOJ"), acting on behalf of the U.S. Environmental Protection Agency ("EPA") and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas seeking recovery from CRRM related to alleged non-compliance with the Clean Air Act's Risk Management Program (“RMP”), the Clean Water Act (“CWA”) and the OPA. CRRM has reached an agreement with the DOJ resolving its claims under the CWA and the OPA. The agreement is memorialized in a Consent Decree that was filed with and approved by the Court on February 12, 2013 and March 25, 2013, respectively (the “2013 Consent Decree”). On April 19, 2013, CRRM paid a civil penalty (including accrued interest) in the amount of $0.6 million related to the CWA claims and reimbursed the Coast Guard for oversight costs under OPA in the amount of $1.7 million. The 2013 Consent Decree also requires CRRM to make small capital upgrades to the Coffeyville refinery crude oil tank farm, develop flood procedures and provide employee training.
The parties also reached an agreement to settle DOJ’s claims related to alleged non-compliance with RMP. The agreement is memorialized in a separate consent decree that was filed with and approved by the Court on May 21, 2013 and July 2, 2013, respectively, and provided for a civil penalty of $0.3 million. On July 29, 2013, CRRM paid the civil penalty related to the RMP claims. The RMP consent decree also requires CRRM to conduct several audits related to compliance with RMP requirements.
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
CRRM, CRNF, Coffeyville Resources Crude Transportation, LLC ("CRCT"), Wynnewood Refining Company, LLC ("WRC") and Coffeyville Resources Terminal, LLC ("CRT") own and/or operate manufacturing and ancillary operations at various locations directly related to petroleum refining and distribution and nitrogen fertilizer manufacturing. Therefore, CRRM, CRNF, CRCT, WRC and CRT have exposure to potential EHS liabilities related to past and present EHS conditions at these locations. Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act (“RCRA”), and related state laws, certain persons may be liable for the release or

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

threatened release of hazardous substances. These persons include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, and under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. Similarly, the OPA generally subjects owners and operators of facilities to strict, joint and several liability for all containment and clean-up costs, natural resource damages, and potential governmental oversight costs arising from oil spills into the waters of the United States, which has been broadly interpreted to include most water bodies including intermittent streams.
CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and the now-closed Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under RCRA to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-0020 and Docket No. VII-95-H-011, respectively). As of both December 31, 2013 and 2012, environmental accruals of $2 million were reflected in the consolidated balance sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders. Accruals were determined based on an estimate of payment costs through 2031, for which the scope of remediation was arranged with the EPA, and were discounted at the appropriate risk free rates at December 31, 2013 and 2012. The accruals include estimated closure and post-closure costs of $1 million for the two landfills at both December 31, 2013 and 2012.
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
In 2007, the EPA promulgated the Mobile Source Air Toxic II (“MSAT II”) rule that requires the reduction of benzene in gasoline by 2011. CRRM and WRC are considered to be small refiners under the MSAT II rule and compliance with the rule is extended until 2015 for small refiners. As a result of our purchase of a controlling interest in CVR on May 4, 2012, CVR's MSATII projects have been accelerated by three months due to the loss of small refiner status. Total capital expenditures to comply with the rule are expected to be approximately $63 million for CRRM and $105 million for WRC. As of December 31, 2013, $25 million and $52 million have been spent related to these projects by CRRM and WRC, respectively.
The petroleum refining industry is subject to the Renewable Fuel Standard ("RFS"), which requires refiners to blend "renewable fuels" in with their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers ("RINs"), in lieu of blending. The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. On August 6, 2013, the EPA announced that the final 2013 renewable fuel standard percentage would be 9.74%. Beginning in 2011, the Coffeyville refinery was required to blend renewable fuels into its gasoline and diesel fuel or purchase RINs in lieu of blending, and in 2013, the Wynnewood refinery was subject to the RFS for the first time, unless the Wynnewood refinery receives a further extension of its "hardship" relief for 2013 based on the "disproportionate economic impact" of the rule on the Wynnewood refinery. From time to time, the petroleum business may purchase RINs on the open market or waiver credits for cellulosic biofuels from the EPA in order to comply with RFS. While the petroleum business cannot predict the future prices of RINs or waiver credits, the cost of purchasing RINs was extremely volatile in 2013, as the EPA's proposed 2013 renewable fuel volume mandates approached the "blend wall". The blend wall refers to limitations on adding increasing amounts of ethanol into the transportation fuel supply at volumes exceeding those achieved by the sale of nearly all gasoline as E10 (gasoline containing 10 percent ethanol by volume). The EPA has published the proposed volume mandates for 2014, which are generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs has decreased significantly after the 2014 mandate was published; however, RIN prices have remained volatile and have increased in 2014. The cost of RINs for the year ended December 31, 2013 and the period May 5, 2012 through December 31, 2012 was $181 million and $14 million, respectively. As of December 31, 2013

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and 2012, the petroleum business' biofuel blending obligation was $17 million and $1 million, respectively, which was recorded in accrued expenses and other liabilities on the consolidated balance sheets. The future cost of RINs for the petroleum business going forward is difficult to estimate. In particular, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at the its refineries, all of which can vary significantly from quarter to quarter.
In 2013, the EPA proposed "Tier 3" gasoline sulfur standards. Based on the proposed standards, CRRM anticipates it will incur less than $20 million of capital expenditures to install controls in order to meet the anticipated new standards. The project is expected to be completed during the Coffeyville refinery's next scheduled turnaround in 2016. It is not anticipated that the Wynnewood refinery will require additional controls or capital expenditures to meet the anticipated new standard.
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
In March 2012, CRRM entered into a "Second Consent Decree" with the EPA, which replaces the 2004 Consent Decree, as amended (other than certain financial assurance provisions associated with corrective action at the refinery and terminal under RCRA). The Second Consent Decree was entered by the U.S. District Court for the District of Kansas on April 19, 2012. The Second Consent Decree gives CRRM more time to install the FCCU controls from the 2004 Consent Decree and expands the scope of the settlement so that it is now considered a "global settlement" under the EPA's "National Petroleum Refining Initiative." Under the National Petroleum Refining Initiative, the EPA alleged industry-wide non-compliance with four "marquee" issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The National Petroleum Refining Initiative has resulted in most U.S. refineries (representing more than 90% of the US refining capacity) entering into consent decrees requiring the payment of civil penalties and the installation of air pollution control equipment and enhanced operating procedures. Under the Second Consent Decree, CVR was required to pay a civil penalty of less than $1 million and complete the installation of FCCU controls required under the 2004 Consent Decree, add controls to certain heaters and boilers and enhance certain work practices relating to wastewater and fugitive emissions. The remaining costs of complying with the Second Consent Decree are expected to be approximately $40 million. CRRM also agreed to complete a voluntary environmental project that will reduce air emissions and conserve water at an estimated cost of $1 million. The incremental capital expenditures associated with the Second Consent Decree will not be material and will be limited primarily to the retrofit and replacement of heaters and boilers over a five to seven year time-frame.
WRC entered into a Consent Order with the Oklahoma Department of Environmental Quality (the "ODEQ") in August 2011 (the "Wynnewood Consent Order"). The Wynnewood Consent Order addresses certain historic Clean Air Act compliance issues related to the operations of the prior owner. Under the Wynnewood Consent Order, WRC paid a civil penalty of $950,000 and agreed to install certain controls, enhance certain compliance programs, and undertake additional testing and auditing. A substantial portion of the costs of complying with the Wynnewood Consent Order were expended during the last turnaround. The remaining costs are expected to be approximately $3 million. In consideration for entering into the Wynnewood Consent Order, WRC received a release from liability from ODEQ for matters described in the ODEQ order.
From time to time, ODEQ conducts inspections of the Wynnewood refinery and identifies areas of alleged non-compliance. ODEQ routinely pursues enforcement related to the alleged non-compliance seeking civil penalties and injunctive relief, which may necessitate the installation of controls. In January 2014, ODEQ issued a full compliance evaluation report covering the period from December 2010 through June 2013, which attributed to GWEC ownership and operation and, in some cases, continued into CVR's ownership of the Wynnewood refinery. The agency has indicated that it will pursue enforcement related to the alleged non-compliance and that it expects to enter into a second Consent Order with CVR, which would necessitate the payment of a civil penalty and the implementation of injunctive relief to address the alleged non-compliance. The costs of any such enforcement action cannot be predicted at this time. However, based on our experience related to Clean Air Act enforcement and control requirements, CVR does not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WRC has entered into a series of Clean Water Act consent orders with ODEQ. The latest Consent Order (the "CWA Consent Order"), which supersedes other consent orders, became effective in September 2011. The CWA Consent Order addresses alleged non-compliance by WRC with its Oklahoma Pollutant Discharge Elimination System permit limits. The CWA Consent Order requires WRC to take corrective action steps, including undertaking studies to determine whether the Wynnewood refinery's wastewater treatment plant capacity is sufficient. The Wynnewood refinery may need to install additional controls or make operational changes to satisfy the requirements of the CWA Consent Order. The cost of additional controls, if any, cannot be predicted at this time. However, based on our experience with wastewater treatment and controls, CVR does not anticipate that the costs of any required additional controls or operational changes would be material.
In January 2014, ODEQ issued a Notice of Violation to the Wynnewood refinery related to alleged violations of its OPDES permit. The costs of any related enforcement action cannot be predicted at this time. However, based on CVR's experience related to CWA enforcement, it does not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.
In January 2014, the EPA also issued an inspection report to the Wynnewood refinery related to a RCRA compliance evaluation inspection conducted in March 2013. The inspection report identified areas of concern for which EPA may take enforcement action. The costs of any related enforcement action cannot be predicted at this time. However, based on CVR's experiences related to RCRA enforcement, it does not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the year ended December 31, 2013 and the period May 5, 2012 through December 31, 2012, capital expenditures were and $111 million and $21 million, respectively, and were incurred to improve the environmental compliance and efficiency of the operations.
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
On September 28, 2012, the Wynnewood refinery experienced an explosion in a boiler unit during startup after a short outage as part of the turnaround process. Two employees were fatally injured. Damage at the refinery was limited to the boiler. Additionally, there has been no evidence of environmental impact. The refinery was in the final stages of shutdown for turnaround maintenance at the time of the incident. The petroleum business completed an internal investigation of the incident and cooperated with OSHA in its investigation. OSHA also conducted a general inspection of the facility during the boiler incident investigation. In March 2013, OSHA completed its investigation and communicated its citations to WRC. OSHA also placed WRC in its Severe Violators Enforcement Program (“SVEP”). WRC is vigorously contesting the citations and OSHA’s placement of WRC in the SVEP. Any penalties associated with OSHA’s citations are not expected to have a material adverse effect on our consolidated financial statements. On September 25, 2013, WRC agreed to pay a small civil penalty to settle rather than defend claims alleged by the EPA under the Clean Air Act's general duty clause related to the boiler incident. In addition to the above, the spouses of the two employees fatally injured have filed a civil lawsuit against WRC, CVR Refining and CVR Energy in Fort Bend County, Texas. The civil suit is in its preliminary stages and it is currently too early to assess a potential outcome.
Metals
Environmental Matters
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $29 million at each of December 31, 2013 and 2012. Management believes, based on past

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.
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
PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  In addition, PSC Metals recently learned that its Knoxville location was the subject of investigations by the State of Tennessee under the federal Superfund law. These investigations were performed by the State of Tennessee pursuant to a contract with the EPA. Currently, PSC Metals cannot assess the impact of any cost or liability associated with these investigations. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of December 31, 2013 and 2012. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
In November and December of 2011, PSC Metals received three notices of violation from the Missouri Department of Natural Resources, or MDNR, for hazardous waste and water violations related to its Festus, Missouri location. PSC Metals has entered into a settlement with MDNR that resolves these notices of violation.   Currently, PSC Metals believes that it has established adequate reserves for the cost of this settlement.  In addition, PSC Metals believes that it has a claim for indemnification against the prior owner of the facility associated with the above-referenced notices of violation.
MDNR has undertaken sampling for lead at residences near PSC Metals' Festus yard.  MDNR has indicated to PSC Metals that this sampling was initiated in response to citizen complaints regarding its Festus yard.  PSC Metals was informed by MDNR that of the approximately 50 residences that were sampled and tested, 15 tested above residential standards for lead contamination and may require some amount of limited soil remediation. PSC Metals has entered into a settlement agreement with MDNR which resolves MNDR’s claims and requires limited soil remediation at these residences. As part of the settlement, PSC Metals is required to conduct soil sampling at 17 additional residential properties to assess whether those sites are above residential standards for lead contamination. Currently, PSC Metals believes that it has adequately reserved for the cost of remediation associated with its Festus yard and the residential areas near the yard. However, as sampling of the additional properties referenced above is on-going, PSC Metals cannot assess its liability with certainty at this time. Additionally, PSC Metals believes that liability for off-site contamination was retained by the prior owner of the Festus yard and it would have a claim for indemnification against the prior owner.
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
On April 3, 2013, two citizen groups filed a citizen suit under the Clean Water Act (the “CWA”) for alleged storm water and process water discharges at PSC Metals' Nashville, TN facility that the citizen groups allege violate the CWA and PSC Metals' storm water discharge permit. The CWA requires that to maintain a citizen suit, the citizen plaintiff must be able to show that the violations are on-going or are reasonably likely to reoccur. PSC Metals believes, based on its investigation to date, that the citizen plaintiffs cannot meet this burden. Based on reviewing the nature and extent of the allegations, PSC Metals currently cannot reasonably provide an estimate of range of loss.  PSC Metals intends to defend itself vigorously. PSC Metals received a subpoena from the DOJ regarding potential criminal violations of the CWA at PSC Metals’ Nashville facility.  In

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 2014, after reviewing the materials that PSC Metals provided and interviewing PSC Metals’ employees, the Department of Justice indicated that they will not pursue any further action in this matter.
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
The Marsh Defendants filed an answer on October 20, 2010 denying the material allegations of the complaint and subsequently filed a Motion to Dismiss for Forum Non Conveniens in December 2010, which motion was denied by the Court on April 12, 2011. On August 18, 2011 the Marsh Defendants filed a Motion for Summary Judgment arguing that the Court should apply the Arizona Statue of Limitations to the action. Aztar filed an objection to the Marsh Defendants' motion on September 23, 2011 arguing, inter alia, that the New Jersey Statute of Limitations applies to the action. The Marsh Defendants filed its Reply on October 3, 2011. The motion was argued in January 2012. In April 2012, the Court granted the Marsh Defendants' Motion for Summary Judgment dismissing Aztar's complaint with prejudice. Aztar subsequently filed a Motion for Reconsideration with the Court, which was denied. In September 2012, Aztar filed an appeal of the Court's decision to dismiss the case with the Superior Court of New Jersey, Appellate Division. In September 2013, the Superior Court of New Jersey, Appellate Division denied Aztar’s appeal substantially for the reasons set forth in the Court’s decision. Aztar has filed a Petition for Certification to the New Jersey Supreme Court, which petition is pending. Any recovery obtained by Aztar in this action will be recoverable by Tropicana as the current owner of Tropicana AC.
Tropicana AC Tax Appeal Settlement
In January 2013, Tropicana settled outstanding real estate tax appeals involving our Tropicana AC property with the City of Atlantic City. The settlement involves the tax years 2008 through 2012 and also covers negotiated real estate assessments for 2013 and 2014. Under the terms of the settlement, Tropicana AC was to receive approximately $50 million refund in the form of credits against annual real estate tax bills beginning in 2013 and ending in 2017. In addition, under the terms of the settlement, Tropicana AC was assessed at $700 million in 2013 and will be assessed at $680 million in 2014. The credits were to be front-loaded in 2013 and 2014 so that after the credits were applied, Tropicana AC paid approximately $2 million in taxes in 2013. Tropicana utilized $16 million of credits as a reduction to operating expenses in the year ended December 31, 2013. In addition, we expensed $4 million in professional fees related to this settlement in the year ended December 31, 2013. In January 2014, Tropicana received approximately $32 million in cash as payment to satisfy future credits.
Food Packaging
Tax Matter
During 2005, Viskase Brasil Embalagens Ltda. (“Viskase Brazil”) received three tax assessments by São Paulo tax authorities with respect to Viskase Brazil's alleged failure to pay value added and sales and services tax (“ICMS”) levied on the importation of raw materials, and sales of goods in and out of the State of São Paulo, and alleged improper credits taken, from 2000 through 2005. In late December 2012, São Paulo issued a decree announcing a special settlement program (the “Settlement Program”) for eligible companies that wish to settle alleged ICMS liabilities arising prior to July 31, 2012. The Settlement Program offers significant reductions in interest and penalties to companies that choose to participate.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Home Fashion
Environmental Matters
WPH is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes used in or resulting from its operations and potential remediation obligations. WPH's operations are also governed by U.S. federal, state, local and foreign laws, rules and regulations relating to employee safety and health which, among other things, establish exposure limitation for cotton dust, formaldehyde, asbestos and noise, and which regulate chemical, physical and ergonomic hazards in the workplace. WPH estimated its environmental accruals to be $1 million at both December 31, 2013 and 2012.
Other Matters
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 87.9% of Icahn Enterprises' outstanding depositary units as of December 31, 2013. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. As a result of our ownership of more than 80% in our subsidiaries, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. ACF and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of December 31, 2013 and 2012. If the plans were voluntarily terminated, they would be underfunded by approximately $592 million and $130 million as of December 31, 2013 and 2012, respectively. As discussed in Note 4, "Operating Units - Automotive," as a result of the Federal-Mogul Rights Offering during the third quarter of 2013, we purchased additional shares of Federal-Mogul common stock, thereby increasing our ownership of Federal-Mogul to 80.7%. As a result, the underfunded termination liability balance includes Federal-Mogul effective in the third quarter of 2013. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
The current underfunded status of the pension plans of ACF and Federal-Mogul requires them to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the ACF and Federal-Mogul controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.
Starfire Holding Corporation ("Starfire"), which is 99.4% owned by Mr. Icahn, has undertaken to indemnify us and our subsidiaries from losses resulting from any imposition of certain pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as a result of being a member of the Icahn controlled group. The Starfire indemnity (which does not extend to pension liabilities of our subsidiaries that would be imposed on us as a result of our interest in these subsidiaries and not as a result of Mr. Icahn and his affiliates holding more than an 80% ownership interest in us, and as such would not extend to the unfunded pension termination liability for Federal-Mogul) provides, among other things, that so long as such contingent liabilities exist and could be imposed on us, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250 million. Nonetheless, Starfire may not be able to fund its indemnification obligations to us.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Leases
Consolidated future minimum lease payments under operating leases with initial terms of one or more years consist of the following at December 31, 2013:

Year	Amount
(in millions)
2014	$77
2015	64
2016	56
2017	43
2018	34
Thereafter	114
$388

20.	Subsequent Events.
Icahn Enterprises
Debt Offerings
On January 21, 2014, the Issuers closed on our sale of $1.200 billion in aggregate principal amount of our 6% Senior Notes due 2020 (the “Additional 2020 Notes”), $1.275 billion in aggregate principal amount of our 4.875% Senior Notes due 2019 (the “2019 Notes”) and $1.175 billion in aggregate principal amount of our 3.500% Senior Notes due 2017 (the “2017 Notes” and together with the Additional 2020 Notes and the 2019 Notes, the “New Notes”) pursuant to the purchase agreement, dated January 8, 2014 (the “Initial New Notes Purchase Agreement”), by and among the Issuers, Icahn Enterprises Holdings, as guarantor, and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, Jefferies LLC and UBS Securities LLC, as initial purchasers (the “New Notes Purchasers”). The Additional 2020 Notes were priced at 102.000% of their face amount plus interest accrued from August 1, 2013 and each of the 2019 and the 2017 Notes were priced at 100.000% of their face amount.
We used the proceeds from the issuance of the New Notes to refinance our 2010-2012 Notes (see Note 11, "Debt-Senior Unsecured Notes - Icahn Enterprises and Icahn Enterprises Holdings" for further discussion). As a result of this refinancing, we purchased $3,500 million aggregate principal of the 2010-2012 Notes and recognized a loss of $108 million on extinguishment of debt during the first quarter of 2014. The 2016 Notes and 2018 Notes comprising the 2010-2012 Notes were discharged in full on February 6, 2014.
 Interest on the Additional 2020 Notes will be payable on February 1 and August 1 of each year, commencing February 1, 2014. Interest on the 2019 Notes and the 2017 Notes will be payable on March 15 and September 15 of each year, commencing September 15, 2014. The New Notes Purchase Agreement contains customary representations, warranties and covenants of the parties and indemnification and contribution provisions whereby the Issuers and the Guarantor, on the one hand, and the New Notes Purchasers, on the other, have agreed to indemnify each other against certain liabilities.
 The Issuers issued the Additional 2020 Notes under the 2020 Indenture dated August 1, 2013 among the Issuers, Icahn Enterprises Holdings, as guarantor and Wilmington Trust, National Association (the "Trustee"). The 2020 Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments.  See Note 11, "Debt-Senior Unsecured Notes - Icahn Enterprises and Icahn Enterprises Holdings," for additional information regarding redemption terms.
 The Issuers issued the 2019 Notes and the 2017 Notes under an indenture dated as of January 21, 2014 (the “2017 and 2019 Indenture”), among the Issuers, Icahn Enterprises Holdings, as guarantor, and the Trustee. The 2017 and 2019 Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments. On or after July 15, 2016 and prior to January 15, 2017, the Issuers may redeem all or part of the 2019 Notes at a price equal to 103.6563% of the principal amount of the 2019 Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 102.4375% on and after January 15, 2017 and 100.000% on and

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

after January 15, 2018.  Before July 15, 2016, the Issuers may redeem the 2019 Notes upon repayment of a make-whole premium. Before July 15, 2016, the Issuers may redeem up to 35% of the aggregate principal amount of the 2019 Notes with the net proceeds of certain equity offerings at a price equal to 104.8750% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the 2019 Notes originally issued remains outstanding immediately after such redemption. On or after February 15, 2017, the Issuers may redeem some or all of the 2017 Notes at a price equal to 100.000% of the principal amount of the 2017 Notes, plus accrued and unpaid interest. If the Issuers experience a change of control, the Issuers must offer to purchase for cash all or any part of each holder’s 2019 Notes and 2017 Notes at a purchase price equal to 101% of the principal amount of 2019 Notes and 2017 Notes, plus accrued and unpaid interest.
 On January 29, 2014, the Issuers closed on the sale of $1.35 billion aggregate principal amount of 5.875% Senior Notes due 2022 (the “2022 Notes”) pursuant to the purchase agreement, dated January 22, 2014 (the “ 2022 Notes Purchase Agreement”), by and among the Issuers, Icahn Enterprises Holdings, as guarantor, and Jefferies LLC, as initial purchaser (the “2022 Notes Purchaser”). The 2022 Notes were priced at 100.000% of their face amount.  The net proceeds from the sale of the 2022 Notes were approximately $1.34 billion after deducting the initial purchaser’s discount and commission and estimated fees and expenses related to the offering.  Interest on the 2022 Notes will be payable on February 1and August 1of each year, commencing August 1, 2014. The 2022 Notes Purchase Agreement contains customary representations, warranties and covenants of the parties and indemnification and contribution provisions whereby the Issuers and the Guarantor, on the one hand, and the 2022 Notes Purchaser, on the other, have agreed to indemnify each other against certain liabilities.
The Issuers issued the 2022 Notes under the indenture dated as of January 29, 2014 (the “2022 Indenture”), among the Issuers, Icahn Enterprises Holdings, as guarantor, and the Trustee. The 2020 Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments.  On or after August 1, 2017 and prior to February 1, 2018, the Issuers may redeem all of the 2020 Notes at a price equal to 104.406% of the principal amount of the 2020 Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 102.938% on and after February 1, 2018, 101.469% on or after February 1, 2019 and 100.000% on and after February 1, 2020.  Before August 1, 2017, the Issuers may redeem the 2020 Notes upon repayment of a make-whole premium. Before February 1, 2017, the Issuers may redeem up to 35%of the aggregate principal amount of 2020 Notes with the net proceeds of certain equity offerings at a price equal to 105.875% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the 2022 Notes originally issued remains outstanding immediately after such redemption. If the Issuers experience a change of control, the Issuers must offer to purchase for cash all or any part of each holder’s 2020 Notes at a purchase price equal to 101% of the principal amount of the 2020 Notes, plus accrued and unpaid interest.
 The New Notes and the 2022 Notes and the related guarantee are the senior unsecured obligations of the Issuers and rank equally with all of the Issuers’ and the Guarantor’s existing and future senior unsecured indebtedness, and rank senior to all of the Issuers’ and the Guarantor’s existing and future subordinated indebtedness.  The New Notes and 2022 Notes and the related guarantee are effectively subordinated to the Issuers’ and the Guarantor’s existing and future secured indebtedness to the extent of the collateral securing such indebtedness.  The New Notes and 2022 Notes and the related guarantee are also effectively subordinated to all indebtedness and other liabilities of the Issuers’ subsidiaries other than the Guarantor.
 In connection with the sale of the New Notes and 2022 Notes, the Issuers and the Guarantor entered into two registration rights agreements, one dated January 21, 2014 and the other January 29, 2014 (the “Registration Rights Agreements”), with the New Notes Purchaser and 2022 Notes Purchaser, respectively.  Pursuant to the Registration Rights Agreements, the Issuers have agreed to file a registration statement with the SEC, on or prior to 120 calendar days after the closing of the offering, to register an offer to exchange the New Notes and 2022 Notes for registered notes guaranteed by the Guarantor with substantially identical terms, and to use commercially reasonable efforts to cause the registration statement to become effective by the 210th day after the closing of the offering.  Additionally, the Issuers and the Guarantor may be required to file a shelf registration statement to cover resales of the New Notes and 2022 Notes in certain circumstances. If the Issuers and the Guarantor fail to satisfy these obligations, the Issuers may be required to pay additional interest to holders of the New Notes and 2022 Notes under certain circumstances.
Distribution
On February 25, 2014, the board of directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit, which will be paid on or about April 22, 2014 to depositary unit holders of record at the close of business on March 13, 2014. Depositary unit holders will have until April 3, 2014 to make an election to receive

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 10 consecutive trading days ending April 17, 2014. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
On March 3, 2014, the board of directors of our general partner announced an increase in our annualized distribution from $5.00 per depositary unit to $6.00 per depositary unit.
Automotive
In January 2014, Federal-Mogul entered into a definitive purchase agreement to acquire certain business assets of the Honeywell automotive and industrial brake friction business including two recently established manufacturing facilities in China and Romania for a base purchase price of approximately $155 million subject to post-closing adjustments and a potential earn-out payment of up to $5 million, in each case as further enumerated in the purchase agreement. This transaction is subject to customary approvals from regulatory authorities and other stakeholders where required. The parties anticipate closing the transaction during the second half of 2014.
In addition, in January 2014, Federal-Mogul entered into a definitive asset purchase agreement to acquire Affinia‘s chassis components business for a base purchase price of $150 million, subject to certain customary closing and post-closing adjustments as further enumerated in the asset purchase agreement. This business serves leading U.S. aftermarket customers with branded and private label chassis product lines. This transaction is subject to customary approvals from regulatory authorities and other stakeholders where required. The parties anticipate closing the transaction during the second half of 2014.
Railcar
In January 2014, a subsidiary of ARI refinanced its secured term loan facility under an amended and restated credit agreement to, among other things, increase the aggregate borrowings available thereunder. In connection with the financing, a subsidiary of ARI received proceeds of approximately $316 million, net of fees and expenses. A portion of the proceeds were used to refinance the original 2012 lease fleet financing facility, resulting in net proceeds of $122 million. The terms of the amended and restated credit agreement also provide a subsidiary of ARI with the right, but not the obligation, to increase the amount of the facility in an aggregate additional amount not to exceed $100 million subject to the conditions set forth in the amended and restated credit agreement. The facility accrues interest at a rate per annum equal to the 1-month LIBOR rate plus 2.0% and matures in January 2020.
On February 21, 2014, NCF I, LLC, a subsidiary of New ARL entered into a new $250 million term loan (the “NCF I Term Loan”) with Key Equipment Finance, a division of KeyBank National Association. The NCF Term Loan matures on February 21, 2019. Interest shall accrue on the principal balance at the rate of 30-day LIBOR plus 2.0%, with the rate to reset monthly that is payable monthly, commencing on March 20, 2014.
On February 25, 2014, NCF II, LLC, a subsidiary of New ARL entered into a new $135 million term loan (the “NCF II Term Loan”) with AIG Commercial Asset Finance. The NCF II Term Loan matures on February 25, 2020. Interest shall accrue on the principal balance at the rate of 3.7% that is payable monthly, commencing on March 25, 2014.
The NCF I Term Loan and NCF II Term Loan are each subject to a maximum 80% LTV ratio, to be measured monthly and verified annually by collateral appraisal. Both of NCF I and NCF II Term Loan are secured by railcar assets and guaranteed by an affiliated company and includes a tangible net worth covenant for the guarantor, among other covenants.
As required by the ARL Contribution Agreement, the loans were incurred to finance New ARL’s distribution of $381 million of cash to IRL which occurred on February 24, 2014. See Note 3, “Acquisitions - New ARL,” for further discussion.
Food Packaging
In connection with certain financing transactions, on January 30, 2014, Viskase entered into a Credit Agreement with UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent, and the Lenders parties thereto, providing for a $275 million senior secured covenant lite term loan facility (“Term Loan”). A portion of the proceeds from the Term Loan was used to satisfy and discharge all of the existing Viskase 9.875% Notes and Viskase recorded a loss of $16 million in connection with this debt extinguishment. The Term Loan bears interest at a LIBOR Rate plus 3.25% (with the LIBOR Rate carrying a 1.00% floor), or at a Base Rate equal to the sum of (1) the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plus 0.50%, (c) one-month LIBOR plus 1.0%, or (d) 2.0%, plus (2) 2.25%. The Term Loan has a 1% per annum amortization with a maturity date of January 30, 2021. The Term Loan is subject to certain additional mandatory prepayments upon asset sales, incurrence of indebtedness not otherwise permitted, and based upon a percentage of excess cash flow. Prepayments on the Term Loan may be made at any time, subject to a prepayment premium of 1% for certain prepayments during the first six months of the term.
Indebtedness under the Term Loan is secured by liens on substantially all of Viskase’s domestic and Mexican assets, with liens on (i) the Fixed Asset Priority Collateral, to be contractually senior to the liens securing the Revolving Credit Facility pursuant to the intercreditor agreement, (ii) the ABL Priority Collateral, to be contractually subordinate to the liens securing the Revolving Credit Facility pursuant to the intercreditor agreement, and (iii) all other assets, to be contractually pari passu with the liens securing the Revolving Credit Facility pursuant to the intercreditor agreement. Our future direct or indirect material domestic subsidiaries are required to guarantee the obligations under the Term Loan, and to provide security by liens on their assets as described above.

21.	Quarterly Financial Data (Unaudited).

	For the Three Months Ended(1)(2)
	March 31,		June 30,		September 30,		December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
	(in millions, except per unit data)
Net sales	$4,574	$2,399	$4,497	$3,696	$4,181	$4,486	$4,533	$3,993
Gross margin on net sales	681	327	610	453	356	812	329	376
Total revenues	5,369	2,729	4,670	4,260	5,771	4,516	4,872	4,291
Net income	710	109	93	469	1,236	103	405	81
Net (income) attributable to non-controlling interests	(433)	(60)	(39)	(212)	(764)	(19)	(183)	(75)
Net income attributable to Icahn Enterprises	277	49	54	257	472	84	222	6
Basic income per LP unit(3)	$2.56	$0.48	$0.48	$2.44	$4.13	$0.75	$1.91	$0.05
Diluted income per LP unit(3)	$2.50	$0.48	$0.48	$2.37	$4.10	$0.75	$1.90	$0.05

(1)
Amounts for all periods presented differ from each respective Form 10-Q filing due to our acquisition of a controlling interest in New ARL on October 2, 2013, which is an entity under common control and which we consolidated on an as-if-pooling basis.

(2)	We consolidated the results of CVR effective May 5, 2012.

(3)	Basic and diluted income per LP unit is computed separately for each quarter and therefore, the sum of such quarterly per LP unit amounts may differ from the total for the year.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of December 31, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and Icahn Enterprises Holdings' and subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Management is required to base its assessment on the effectiveness of our internal control over financial reporting on a suitable, recognized control framework. Management has utilized the criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of internal control over financial reporting, which is a suitable framework as published by the Public Company Accounting Oversight Board (“PCAOB”).
Our management has performed an assessment according to the guidelines established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2013, is effective.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises L.P.

We have audited the internal control over financial reporting of Icahn Enterprises L.P. (a Delaware corporation) and subsidiaries (collectively, the “Partnership”) as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion on those financial statements.

/s/Grant Thornton LLP

New York, New York
March 3, 2014

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The names, offices held and ages of the directors and executive officers of Icahn Enterprises G.P., Inc. ("Icahn Enterprises GP") as of February 28, 2014 are as follows:

Name	Age	Position
Carl C. Icahn	78	Chairman of the Board
Keith Cozza	35	President, Chief Executive Officer and Director
SungHwan Cho	39	Chief Financial Officer and Director
Peter Reck	47	Chief Accounting Officer
William A. Leidesdorf	68	Director
James L. Nelson	64	Director
Jack G. Wasserman	77	Director
Daniel A. Ninivaggi	49	Director
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
Carl C. Icahn has served as chairman of the board and a director of Starfire Holding Corporation, a privately-held holding company, and chairman of the board and a director of various subsidiaries of Starfire, since 1984. Since August 2007, through his position as Chief Executive Officer of Icahn Capital LP, a wholly owned subsidiary of Icahn Enterprises L.P. ("Icahn Enterprises") and Icahn Enterprises Holdings L.P. ("Icahn Enterprises Holdings") and certain related entities, Mr. Icahn's principal occupation is managing private investment funds, including Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP, comprising our Investment segment. From November 2004 to August 2007, Mr. Icahn conducted this occupation through his entities CCI Onshore Corp. and CCI Offshore Corp. (See Part I, Item 1, “Business - Investment,” in this Report, for a further description and history of our Investment segment.) Since November 1990, Mr. Icahn has been chairman of the board of Icahn Enterprises GP, the general partner of Icahn Enterprises and Icahn Enterprises Holdings (a diversified holding company engaged in a variety of businesses, including Investment, Automotive, Energy, Metals, Railcar, Gaming, Food Packaging, Real Estate and Home Fashion). Mr. Icahn has been: chairman of the board of CVR Refining GP, LLC, the general partner of CVR Refining, LP, an independent downstream energy limited partnership, since January 2013; chairman of the board of CVR Energy, Inc. (one of our majority-owned subsidiaries constituting our Energy segment), a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, since June 2012; chairman of the board of Tropicana Entertainment Inc., (one of our majority-owned subsidiaries constituting our Gaming segment) a company that is primarily engaged in the business of owning and operating casinos and resorts, since March 2010; a director of Federal−Mogul Corporation, or Federal-Mogul, (one of our majority-owned subsidiaries constituting our Automotive segment), a supplier of automotive powertrain and safety components, since December 2007, and the non-executive chairman of the board of Federal-Mogul since January 2008; President and a member of the executive committee of XO Holdings, a competitive provider of telecom services, since September 2011, and chairman of the board and a director of its predecessors since January 2003; a director of American Railcar Leasing LLC, a lessor and seller of specialized railroad tank and covered hopper railcars, since June 2004; and chairman of the board and a director of American Railcar Industries, Inc., a railcar manufacturing company, since 1994. Mr. Icahn was previously: a director of WestPoint Home LLC (one of our wholly owned subsidiaries constituting our Home Fashion segment), a home textiles manufacturer, from October 2005 until December 2011; a director of Cadus Corporation, a company engaged in the acquisition of real estate for renovation or construction and resale, from July 1993 to July 2010; a director of Blockbuster Inc., a provider of in-home movie rental and game entertainment, from May 2005 to January 2010; a director of Volteri Corporation (f/k/a Motricity Inc.) (a company in which Mr. Icahn has an interest), a mobile data services provider, from April 2008 to January 2010; a director of Yahoo! Inc., a company that provides Internet services to users, advertisers, publishers and developers worldwide, from August 2008 to October 2009; a director of WCI Communities, Inc., a homebuilding company, from August 2007 to September 2009, and was chairman of the board of WCI from September 2007 to September 2009; a director of ImClone Systems Incorporated, a biopharmaceutical company, from September 2006 to November 2008, and was chairman of the board of ImClone from October 2006 to November 2008; chairman of the board of GB Holdings, Inc., which owned an interest in Atlantic Coast Holdings, Inc., the former owner and operator of The Sands Hotel and Casino in Atlantic City, from September 2000 to February 2007; chairman of the board and president of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, from 1968 to 2005; and the president and a director of Stratosphere Corporation, the owner and operator of the Stratosphere Hotel and Casino in Las Vegas, Nevada, which, until February 2008, was a subsidiary of Icahn Enterprises and Icahn Enterprises Holdings, from October 1998 to May 2004.
Mr. Icahn brings to his role as the Chairman of the Board his significant business experience in leadership roles as director in various companies as discussed above, including certain of our subsidiaries. In addition, Mr. Icahn is uniquely qualified based on his historical background for creating value in companies across multiple industries. Mr. Icahn has proven to be a successful investor over the past 40 years.
Keith Cozza has served as President and Chief Executive Officer of Icahn Enterprises and Icahn Enterprises Holdings, and their general partner, Icahn Enterprises GP, since February 2014, and as a director since September 2012. Mr. Cozza served as Executive Vice President from February 2013 to February 2014. Icahn Enterprises, and its primary operating subsidiary, Icahn Enterprises Holdings are a diversified holding company engaged in a variety of businesses, including Investment, Automotive, Energy, Metals, Railcar, Gaming, Food Packaging, Real Estate and Home Fashion. Mr. Cozza has served as the Chief Operating Officer of Icahn Capital, a wholly owned subsidiary of Icahn Enterprises and Icahn Enterprises Holdings, since February 2013.  Mr. Cozza has served as the Chief Financial Officer of Icahn Associates Holding LLC, since 2006.  From 2004 to 2006 Mr. Cozza served as Controller at Icahn Associates Holding LLC. Prior to that Mr. Cozza was a senior assurance associate at Grant Thornton LLP.
Mr. Cozza has been a director of: Tropicana Entertainment Inc. (“Tropicana”), a company that is primarily engaged in the business of owning and operating casinos and resorts, since February 2014; PSC Metals Inc. (“PSC Metals”), a metal recycling company, since February 2014; Herbalife Ltd., a nutrition company, since April 2013; and XO Holdings, a competitive provider of telecom services, since August 2011. Mr. Cozza was previously a director of MGM Holdings Inc., an entertainment company focused on the production and distribution of film and television content, from April 2012 to August 2012. CVR Refining GP, LLC, the general partner of CVR Refining, LP (“CVR Refining”), an independent downstream energy limited partnership, from January 2013 to February 2014; PSC Metals, CVR Refining, Tropicana and XO Holdings are indirectly controlled by Carl C. Icahn. Mr. Icahn also has or previously had a non−controlling interest in Herbalife and MGM Holdings through the ownership of securities.
Mr. Cozza brings to his service as a director his significant experience in leadership roles as director of various companies as discussed above. In particular, his experience as the Chief Financial Officer of Icahn Associates Holding LLC enables him to understand the complex business and financial issues that we may face.
SungHwan Cho has served as Chief Financial Officer of Icahn Enterprises GP, the general partner of Icahn Enterprises and Icahn Enterprises Holdings since March 2012 and as a director since September 2012. Prior to that time, he was Senior Vice President and previously Portfolio Company Associate at Icahn Enterprises and Icahn Enterprises Holdings since October 2006. From 2004 to 2006, Mr. Cho served as Director of Finance for Atari, Inc., a publisher of interactive entertainment products. From 1999 to 2002, Mr. Cho served as Director of Corporate Development and Director of Product Development at Talk America, a telecommunications provider to small business and residential customers. From 1996 to 1999, he was an investment banker at Salomon Smith Barney in New York and Tokyo. Mr. Cho has been a director of: American Railcar Leasing LLC, a lessor and seller of specialized railroad tank and covered hopper railcars, since September 2013; CVR Refining GP, LLC, the general partner of CVR Refining, LP, a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, since January 2013; CVR Energy, Inc., an independent petroleum refiner and marketer of high value transportation fuels, since May 2012; CVR GP, LLC, the general partner of CVR Partners LP, a nitrogen fertilizer company, since May 2012; Federal-Mogul Corporation, a supplier of automotive powertrain and safety components, since May 2012; XO Holdings, a competitive provider of telecom services, since August 2011; American Railcar Industries, Inc., a railcar manufacturing company, since June 2011; Take-Two Interactive Software Inc., a publisher of interactive entertainment products, from April 2010 until November 2013 ; WestPoint Home LLC, a home textiles manufacturer, since January 2008; PSC Metals Inc., a metal recycling company, since December 2006; and Viskase Companies, Inc., a meat casing company, since November 2006. CVR Energy, CVR Partners, CVR Refining, Federal-Mogul, XO Holdings, American Railcar Industries, WestPoint Home, PSC Metals and Viskase Companies each are indirectly controlled by Carl C. Icahn.
Mr. Cho brings to his service as a director his significant experience in leadership roles as director of various companies as discussed above. In particular, his service the as Chief Financial Officer of Icahn Enterprises and Icahn Enterprises Holdings enables him to understand the complex business and financial issues that we may face.
Peter Reck has served as Chief Accounting Officer of our general partner, Icahn Enterprises GP, since March 2012, and as its Secretary since April 2012. Mr. Reck was Controller of Icahn Enterprises and Icahn Enterprises Holdings from November 2005 to March 2012. Since March 2012, Mr. Reck has served as the director of Viskase Companies, Inc. Previously, Mr. Reck was the Controller of Family Office and Treasurer of Philanthropies for Bromor Management, the Family Office of Charles Bronfman. Mr. Reck also served as Controller for the Bank of Uruguay and worked at KMPG LLP in their audit practice.

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
Mr. Leidesdorf brings to his service as a director his significant business experience in leadership roles as director in various companies as discussed above. In addition, as indicated above, Mr. Leidesdorf is the owner and managing director of Renaissance Hampton Mayfair, LLC, which experience has enabled him to understand the business and financial issues that companies may face. Mr. Leidesdorf has also had experience with large-scale real estate workouts and has been responsible for managing real estate portfolios for a number of institutions, including responsibility for audits and compliance with various federal and state regulatory authorities.
James L. Nelson has served as a director and member of the audit committee of Icahn Enterprises GP since June 2001. Mr. Nelson has served as a director and member of the audit committee of several of our operating segments including Viskase Companies, Inc. from April 2003 through April 2010, American Entertainment Properties Corp. from May 2005 until November 2007, and Atlantic Coast Entertainment Holdings, Inc. from May 2005 until November 2007. Mr. Nelson has been a director of Tropicana Entertainment Inc. since March 2010 and was a member of the audit committee from March 2010 until December 2013.
Mr. Nelson was Chairman and Chief Executive Officer of Eaglescliff Corporation, a specialty investment banking, consulting and wealth management company from 1986 until 2009. From March 1998 through 2003, Mr. Nelson was Chairman and Chief Executive Officer of Orbit Aviation, Inc., a company engaged in the acquisition and completion of Boeing Business Jets for private and corporate clients. From August 1995 until July 1999, Mr. Nelson was Chief Executive Officer and Co-Chairman of Orbitex Management, Inc., a financial services company in the mutual fund sector. From August 1995 until March 2001, he was on the Board of Orbitex Financial Services Group. From January 2008 through June 2008, Mr. Nelson served as a director and member of the audit committee of Shuffle Master, Inc., a gaming manufacturing company. From March 2008 until March 2010, Mr. Nelson was a director and served on the audit committee of Pacific Energy Resources Ltd., an energy producer. From April 2008 to November 2012, Mr. Nelson served as a director and as Chairman of the audit committee of the board of directors of Cequel Communications, an owner and operator of a large cable television system. From April 2010 through November 2013, Mr. Nelson served as a director and member of the audit committee of Take Two Interactive Software, Inc. a publisher, developer, and distributor of video games and video game peripherals, a company in which Mr. Icahn previously had an interest through the ownership of securities. Since June 2011, Mr. Nelson has served as a director and member of the compensation, governance and strategic alternatives committees of Volteri Corporation (f/k/a Motricity Inc.) (a company in which Mr. Icahn has an interest) since January 2012, Chairman of its board of directors. Since May 2013, Mr. Nelson has served as a director of Single Touch Systems, Inc., a mobile media solutions provider. Since November 2013, Mr. Nelson has served as a director of VII Peaks Co-Optivist Income BDC II, Inc., an externally managed, closed-end management investment company.
Mr. Nelson brings to his service as a director his significant experience in leadership roles serving as Chief Executive Officer, Director and Chairman of the audit committee of various companies including certain of our subsidiaries.
Jack G. Wasserman has served as a director of Icahn Enterprises GP since December 1993 and is chairman of our audit committee. From December 2003 to March 2013, Mr. Wasserman served as a director and chairman of the audit committee of American Entertainment Properties Corp., or AEP. From May 2005 until November 2007, Mr. Wasserman served as a director and chairman of the audit committee of Atlantic Coast Entertainment Holdings, Inc. Mr. Wasserman is an attorney and a member of the Bars of New York, Florida and the District of Columbia. From 1966 until 2001, he was a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm, and its predecessors. Mr. Wasserman is also a director of Cadus Corporation, a company engaged in the acquisition of real estate for renovation or construction and resale, and in which Mr. Icahn has a substantial interest. Since March 2004, Mr. Wasserman has been a director of Wendy's, an owner and franchisor of the Wendy's restaurant system. Mr. Wasserman serves as chairman of the ERISA committee and as a member of the audit and compensation committees of Wendy's. He is a current and past director of numerous not-for-profit organizations.

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
Daniel A. Ninivaggi has served as a director of Icahn Enterprises and Icahn Enterprises Holdings, and their general partner, Icahn Enterprises GP, since March 2012. Mr. Ninivaggi has served as a Co-Chief Executive Officer of Federal-Mogul Corporation, a subsidiary of Icahn Enterprises, a supplier of automotive powertrain and safety components, since February 2014. From April 2010 to February 2014, Mr. Ninivaggi was the President and from August 2010 to February 2014 he served as a Principal Executive Officer or Chief Executive Officer of Icahn Enterprises G.P. From 2003 until July 2009, Mr. Ninivaggi served in a variety of executive positions at Lear Corporation, a global supplier of automotive seating and electrical power management systems and components, including as General Counsel from 2003 to 2007, as Senior Vice President from 2004 until 2006, and most recently as Executive Vice President and Chief Administrative Officer from 2006 to 2009. Lear Corporation filed for bankruptcy in July 2009 and emerged in November 2009. Prior to joining Lear Corporation, from 1998 to 2003, Mr. Ninivaggi was a partner with the law firm of Winston & Strawn LLP, specializing in corporate finance, mergers and acquisitions, and corporate governance. Mr. Ninivaggi also served as Of Counsel to Winston & Strawn LLP from July 2009 to March 2010.
Mr. Ninivaggi has been a director of: CVR Refining GP, LLC, the general partner of CVR Refining, LP, an independent petroleum refiner, since January 2013; and Federal-Mogul Corporation, a supplier of automotive powertrain and safety components, since March 2010. From January 2011 to May 2012, Mr. Ninivaggi served as the Interim President and Interim Chief Executive Officer, and since January 2011, he has served as a director, of Tropicana Entertainment Inc., a company that is primarily engaged in the business of owning and operating casinos and resorts.
Mr. Ninivaggi was previously a director of: Motorola Mobility Holdings, Inc., a provider of mobile communication devices, video and data delivery solutions, from December 2010 to May 2012; and CIT Group Inc., a bank holding company, from December 2009 to May 2011. American Railcar Leasing LLC, a lessor and specialized railroad tank and covered hopper railcars, from September 2013 to February 2014; American Railcar Industries, Inc., a railcar manufacturing company, from June 2013 to February 2014; Icahn Enterprises, American Railcar Leasing LLC, American Railcar Industries; PSC Metals Inc., a metal recycling company, from April 2012 to February 2012; CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, from May 2012 to February 2014; CVR GP, LLC, the general partner of CVR Partners LP, a nitrogen fertilizer company, from May 2012 to February 2014; Viskase Companies, Inc., a meat casing company, since June 2011; PSC Metals Inc., a metal recycling company, from April 2012 to February 2014; WestPoint Home LLC, a home textiles manufacturer, from February 2012 to February 2014; XO Holdings, a competitive provider of telecom services, from August 2010 to February 2014. American Railcar Leasing, ARI, CVR Energy, CVR Partners, CVR Refining Viskase Companies, PSC Metals, WestPoint Home, XO Holdings, Federal-Mogul and Tropicana Entertainment are each indirectly controlled by Carl C. Icahn. Mr. Icahn previously had interests in Motorola Mobility and CIT Group through the ownership of securities.
Mr. Ninivaggi brings to his service as a director his significant experience in leadership roles of various companies as discussed above. In particular, his prior service as President and Chief Executive Officer of Icahn Enterprises and Icahn Enterprises Holdings enables him to understand the complex business and financial issues that we may face.
Audit Committee
James L. Nelson, William A. Leidesdorf and Jack G. Wasserman serve on our audit committee. We believe that the audit committee members are “independent” within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules of the NASDAQ Stock Market ("NASDAQ"). A copy of the audit committee charter is available on our website at www.ielp.com/governance.cfm or may be obtained without charge by writing to Icahn Enterprises L.P., 767 Fifth Avenue, Suite 4700, New York, NY 10153, Attention: Investor Relations.
Our audit committee has quarterly, telephonic and in-person meetings with management, our chief internal auditor and representatives of our independent auditor. The audit committee also holds separate meetings with the independent auditor and with management, including our chief internal auditor. Following these meetings, the committee meets in executive sessions. In addition, the audit committee, with certain exceptions, has regularly scheduled monthly meetings by telephone at which our senior management and representatives of our independent auditor participate.
The functions of our audit committee include, but are not limited to: (1) the review of our financial and accounting policies and procedures, including oversight; (2) the selection of our independent auditor and the determination of the auditor's fees for audit services; (3) the pre-approval of any non-audit services and the fees to be paid to our independent auditor; (4) the obtaining, at least annually, of a report from our independent auditor of the adequacy of our internal controls over financial reporting; (5) the review of the results of all audits of our books and records performed by the independent auditor for, among other reasons, to determine the integrity of our financial statements; (6) discussing our policies with respect to risk assessment and risk management, and reporting such policies to the full board of directors; (7) the review of significant earnings press releases prior to release with respect to the types of information disclosed and the manner in which the information is disclosed; and (8) the review and approval of related party transactions and conflicts of interest in accordance with the terms of our partnership agreement. Our audit committee is empowered, in its discretion, to engage such advisors as it might deem necessary, including legal counsel and financial and accounting advisors.
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
Audit Committee Report
The audit committee has confirmed that: (1) the audit committee reviewed and discussed our 2013 audited financial statements with management; (2) the audit committee has discussed with our independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU§380); (3) the audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1; and (4) based on the review and discussions referred to in clauses (1), (2) and (3) above, the audit committee recommended to the board of directors that our 2013 audited financial statements be included in this Report.
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
NASDAQ Corporate Governance Compliance
Pursuant to Rule 5615(a)(4)(J) of the NASDAQ corporate governance requirements, in the event that an executive officer of Icahn Enterprises' or Icahn Enterprises Holdings', or a person performing an equivalent role, becomes aware of any noncompliance with NASDAQ's corporate governance requirements, he or she is required to provide prompt notice to NASDAQ of such noncompliance. As of February 28, 2014, we believe that we are compliant with NASDAQ's corporate governance requirements.
Board Leadership Structure
Our leadership structure includes the positions of chairman of the board ("Chairman") and Chief Executive Officer. Mr. Icahn serves as our Chairman and Mr. Cozza serves as our Chief Executive Officer.
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
Board of Directors Role in Risk Oversight
In connection with its oversight responsibilities the Board, including the Audit Committee, periodically reviews the significant risks that we face. These risks include strategic, financial, operational and compliance risks. The Board administers its risk oversight responsibilities through its Chief Executive Officer and its Chief Financial Officer, who, together with our chief auditor and management representatives of each of our operating subsidiaries, review and assess the operations of the businesses as well as each respective management's identification, assessment and mitigation of the material risks affecting our operations.
Section 16(a) Beneficial Ownership Reporting Compliance
To the best of our knowledge, no director, executive officer or beneficial owner of more than 10% of Icahn Enterprises' depositary units failed to file on a timely basis reports required by §16(a) of the Exchange Act, during the year ended December 31, 2013.

Item 11. Executive Compensation.
Compensation Discussion and Analysis
The following section provides an overview and analysis of our compensation programs, the compensation decisions we have made under those programs, and the factors we considered in making those decisions. Later in this section, under the heading “Additional Information Regarding Executive Compensation,” we provide a table containing specific information about the compensation earned by the following individuals in 2013, whom we refer to as our named executive officers:

•	Carl C. Icahn, Chairman of the Board(1)

•	Daniel A. Ninivaggi, President and Chief Executive Officer(2)

•	SungHwan Cho, Chief Financial Officer(3)

•	Peter Reck, Chief Accounting Officer(4)

•	Keith Cozza, Executive Vice President(5)
(1) In addition, Mr. Icahn serves as Chief Executive Officer of our subsidiary, Icahn Capital and of the General Partners.
(2) Effective February 5, 2014, Mr. Ninivaggi delivered notice of his resignation as the President and Chief Executive Officer of Icahn Enterprises and Icahn Enterprises Holdings. Mr. Ninivaggi will continue to serve as a director of Icahn Enterprises and Icahn Enterprises Holdings.
(3) In addition, Mr. Cho serves as a director of Icahn Enterprises and Icahn Enterprises Holdings. Mr. Cho commenced serving as the Chief Financial Officer of Icahn Enterprises and Icahn Enterprises Holdings effective March 16, 2012.
(4) Mr. Reck commenced serving as the Chief Accounting Officer of Icahn Enterprises and Icahn Enterprises Holdings effective March 16, 2012.
(5) Mr. Cozza served as Executive Vice President from February 20, 2013 until February 4, 2014. Effective February 5, 2014, Mr. Cozza commenced serving as the President and Chief Executive Officer of Icahn Enterprises and Icahn Enterprises Holdings. In addition, Mr. Cozza also serves as the Chief Operating Officer of Icahn Capital and hold officer and/or director positions at certain of our other subsidiaries.
The discussion below is intended to help you understand the detailed information provided in the table and put that information into context within our overall compensation program.
Overview of Compensation Program
Throughout this narrative discussion and in the accompanying table, we refer to our named executive officers. The key compensation package provided to our named executive officers consists of (i) base salary, (ii) incentive compensation and (iii) other benefits. The key compensation provided to our named executive officers for 2013 consisted of salary and, in the case of Messrs. Ninivaggi, bonuses pursuant to employment agreements. See “Additional Information Regarding Executive Compensation - Summary Compensation Table” for the compensation received by each of our named executive officers for 2013. Executive compensation levels and bonuses are established based upon the recommendation of our chairman, which are discussed with members of the board. The board of directors does not delegate the authority to establish executive officer compensation to any other person and has not retained any compensation consultants to determine or recommend the amount or form of executive and director compensation.
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
Allocation of Compensation
There is no pre-established policy or target for the allocation of compensation, other than certain employment agreements with certain named executive officers and, in the case of Mr. Ninivaggi, the Option Agreements (which, as discussed, elsewhere were terminated, rendered null and void and are canceled and shall have no further force or effect.) As we are a limited partnership and a controlled entity, under the NASDAQ listing rules, our status as a limited partnership exempts us from certain corporate governance rules, including the requirement to maintain a compensation committee. In 2013, the total compensation granted to named executive officers was in the form of cash compensation.
Compensation Components
Base Salary
Base salaries for executive officers are determined based on job performance, job responsibilities and teamwork. In addition, we have also entered into employment contracts with Mr. Icahn (referred to as the Icahn Employment Agreement), Daniel A. Ninivaggi (referred to as the Ninivaggi Employment Agreement, commencing on October 25, 2012, the 2012 Ninivaggi Employment Agreement, commencing on January 1, 2013, the 2013 Ninivaggi Employment Agreement, and effective January 1, 2014, the 2013 Amended Ninivaggi Employment Agreement).
Mr. Icahn is currently an at will employee serving as Chairman of the Board of Icahn Enterprises GP and as Chairman and Chief Executive Officer of Icahn Capital and Chief Executive Officer of the General Partners for which he receives an annual base salary of $1 per annum. Prior to 2013, pursuant to the Icahn Employment Agreement by and among us, Icahn Capital, Mr. Icahn and the other parties referred to therein, Mr. Icahn served as Chairman of the Board of Icahn Enterprises GP and as Chairman and Chief Executive Officer of Icahn Capital and Chief Executive Officer of the General Partners. Pursuant to the Icahn Employment Agreement, Mr. Icahn was entitled to receive an annual base salary of $900,000 which Mr. Icahn voluntarily reduced to $400,000 in 2010. Effective April 1, 2011, Mr. Icahn received an annual base salary of $1.00 per annum pursuant to an agreement dated March 31, 2011. Mr. Icahn's Employment Agreement's term ended on December 31, 2012.
Pursuant to the Ninivaggi Employment Agreement by and between us and Mr. Ninivaggi, Mr. Ninivaggi was originally entitled to a base salary at the per annum rate of $650,000 for 2012. Pursuant to the 2012 Ninivaggi Employment Agreement, Mr. Ninivaggi was entitled to receive a base salary of $1.3 million per annum effective November 1, 2012. Effective January 1, 2013, pursuant to the 2013 Ninivaggi Employment Agreement, Mr. Ninivaggi was entitled to a base salary of $2.2 million per annum. Effective January 1, 2014, pursuant to the 2013 Amended Ninivaggi Employment Agreement, Mr. Ninivaggi was

entitled to a base salary of $2.6 million per annum. Effective February 5, 2014, Mr. Ninivaggi tendered his resignation as the President and Chief Executive Officer of Icahn Enterprises and Icahn Enterprises Holdings. Effective February 5, 2014, Mr. Ninivaggi commenced serving as the Co-Chief Executive Officer of Federal-Mogul Corporation, a subsidiary of Icahn Enterprises, a supplier of automotive powertrain and safety components.
Generally, total compensation is used in determining the amount of contributions permitted under our 401(k) Plan.
See “Additional Information Regarding Executive Compensation - Summary Compensation Table” for detailed information on the compensation received by each of our named executive officers for 2013.
Bonus
Pursuant to the 2013 Ninivaggi Employment Agreement, Mr. Ninivaggi received a bonus of $300,000. For 2013, Mr. Cho, Mr. Reck and Mr. Cozza received bonuses of $725,000, $200,000 and $2,000,000, respectively. For a further description of the employment agreements with our executives, including salary and bonuses, see “Additional Information Regarding Executive Compensation - Employment Agreements.”
401(k) Plan and Other Benefits
For 2013, Messrs. Ninivaggi, Cho, Reck and Cozza were our only named executive officers participating in our qualified Icahn Enterprises Holdings 401(k) Plan, or the 401(k) Plan, and thus received matching contributions for 2013. The matching contributions for the respective named executive officer in 2013 are disclosed in our Summary Compensation Table under “All Other Compensation” and in the related footnote. Mr. Icahn was our only named executive who did not participate in the 401(k) Plan for 2013. All of our named executive officers are entitled to receive medical, dental and paid time-off benefits that are offered to all of our employees and are designed to enable us to attract and retain our workforce in a competitive environment. Our 401(k) Plan helps employees save and prepare financially for retirement. Health and paid time-off benefits help ensure that we have a productive and focused workforce.
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
Perquisites
The total value of all perquisites and personal benefits (exclusive of 401(k) matching contributions) provided to each of our named executive officers for 2013, 2012 and 2011 was less than $10,000 per person, except for Mr. Icahn and Mr. Intrieri, for whom perquisites and other benefits are identified in the Summary Compensation Table under the “All Other Compensation” column and in related footnotes.
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
William A. Leidesdorf
James L. Nelson
Jack G. Wasserman

Compensation Committee Interlocks and Insider Participation
During 2013, our entire board of directors, including Mr. Icahn, participated in deliberations concerning executive compensation. During 2013, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our board of directors.
Additional Information Regarding Executive Compensation
The following table sets forth information in respect of the compensation earned for services to us and/or our subsidiaries by each of our named executive officers for fiscal 2013.
Summary Compensation Table

	Annual Compensation(1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Carl C. Icahn(2) Chairman of the Board	2013	1	—	195,284	(3)	195,285
	2012	1	—	147,559	(3)	147,560
	2011	107,692	—	189,671	(3)	297,363

Daniel A. Ninivaggi(4) President and Chief Executive Officer	2013	2,205,345	300,000	8,454	(3)(4)	2,513,799
	2012	742,500	542,666	14,584	(3)(4)	1,299,750
	2011	650,000	650,000	14,943	(3)(4)	1,314,943

SungHwan Cho Chief Financial Officer	2013	386,542	725,000	17,443		1,128,985
	2012	300,391	400,000	17,784	(3)	718,175

Peter Reck Chief Accounting Officer	2013	260,000	200,000	11,279		471,279
	2012	238,154	150,000	3,693	(3)	391,847

Keith Cozza(5) Executive Vice President	2013	1,019,240	2,000,000	17,560	(3)	3,036,800

(1)
Pursuant to applicable regulations, certain columns of the Summary Compensation Table have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by us, any of our subsidiaries or by Icahn Enterprises GP, which was subsequently reimbursed by us, required to be reported in those columns.

(2)
The salary indicated above represents compensation paid to Mr. Icahn in each of 2013, 2012, and 2011for his services as Chief Executive Officer of our subsidiary, Icahn Capital, and of the General Partners pursuant to the Icahn Employment Agreement. Mr. Icahn's Employment Agreement ended on December 31, 2012. Mr. Icahn is currently an at will employee serving as Chairman of the Board of Icahn Enterprises GP and as Chairman and Chief Executive Officer of Icahn Capital and Chief Executive Officer of the General Partners for which he will receive an annual base salary of $1 per annum. For 2010, Mr. Icahn voluntarily reduced his salary to $400,000. Effective April 1, 2011, Mr. Icahn received a salary of $1.00 per annum pursuant to an agreement dated March 31, 2011. Thus, Mr. Icahn's salary of $400,000 per annum for 2011 was prorated for the period from January 1, 2011 through March 31, 2011. The salary reflected in 2011 for Mr. Icahn included the pro-rated amount of $400,000 he received prior to April 1, 2011. For each of 2012, 2011 and 2010, Mr. Icahn did not receive an annual incentive bonus. See “Employment Agreements - Icahn Employment Agreement” for a further discussion of the Icahn Employment Agreement. Mr. Icahn does not receive director fees from us.

(3)
Represents other compensation paid to the following named executive officers: (i) Carl C. Icahn, $14,644, $15,478, and $15,364 in medical and dental benefits for 2013, 2012 and 2011, respectively; $173, $173 and $156 in life insurance premiums paid by us for 2013, 2012 and 2011; and in his capacity as the Chairman of the board of directors of Federal-Mogul, $180,640, $131,908 and $174,151representing the incremental cost of Mr. Icahn's personal use of Federal-Mogul's corporate aircraft for 2013, 2012 and 2011, respectively. Mr. Icahn received no fees or compensation from Federal-Mogul for 2013, 2012 or 2011 other than the use of the corporate aircraft as discussed above. The calculation of incremental cost for the personal use of Federal-Mogul's corporate aircraft includes the variable costs incurred as a result of personal flight activity, which are comprised of a portion of ongoing maintenance and repairs, aircraft fuel, airport fees, catering, and fees and travel expenses for the flight crew. The use of the aircraft for personal use by Mr. Icahn was approved by the board of directors and the Compensation Committee of Federal-Mogul; (ii) Daniel A Ninivaggi, $8,281, $7,688 and $7,656 in matching contributions under our 401(k) Plan for 2013, 2012 and 2011, respectively, $173, $173 and $156 in life insurance premiums for 2013, 2012 and 2011, respectively; and $0, $6,723 and $7,131 in medical and dental benefits paid by us for 2013, 2012 and 2011, respectively; (iii) SungHwan Cho, $8,008 and $7,635 in matching contributions under our 401(k) Plan for 2013 and 2012, respectively; $9,262 and $9,976 in medical and dental benefits paid by us for 2013 and 2012, respectively; and $173 and $173 in life insurance premiums paid by us for 2013 and 2012, respectively; (iv) Peter Reck,$7,813 in matching contributions under our 401(k) Plan for 2013; $3,293 and $3,520 in medical and dental benefits paid by us for 2013 and 2012, respectively; and $173 and $173 in life insurance premiums paid by us for 2013 and 2012, respectively;(v) Keith Cozza, $8,125 in matching contributions under our 401(k) Plan for 2013; $9,262 in medical and dental benefits paid by us for 2013; $173 in life insurance premiums paid by us for 2013. In each of 2013, 2012 and 2011, to the extent that a named executive officer participated in our 401(k) Plan, we made a matching contribution to his individual 401(k) Plan account in the amount of one-half (1/2) of the first six and one-quarter (6.25%) percent of gross salary (within prescribed limits) contributed by the employee. Mr. Icahn did not participate in the 401(k) plan during 2013, 2012 or 2011 and thus did not receive any matching contributions for those fiscal years; Mr. Reck did not participate in the 401(k) plan during 2012 and thus did not receive any matching contributions in 2012.

(4)
Mr. Ninivaggi served as President from April 5, 2010 until February 5, 2014, as Chief Executive Officer from August 4, 2010 until February 5, 2014 and as Director since March 13, 2012. For 2013, 2012 and 2011, Mr. Ninivaggi received a bonus of $300,000, $542,666 and $650,000, respectively. Effective February 5, 2014, Mr. Ninivaggi tendered his resignation as the President and Chief Executive Officer of Icahn Enterprises and Icahn Enterprises Holdings.

(5) Keith Cozza served as Executive Vice President of Icahn Enterprises GP and Icahn Enterprises Holdings from February 20, 2013 through February 4, 2014. Effective February 5, 2014, Mr. Cozza was appointed as President and Chief Executive Officer of President and Chief Executive Officer of Icahn Enterprises and Icahn Enterprises Holdings. In addition, Mr. Cozza serves as the Chief Operating Officer of Icahn Capital and holds officer and/or director positions at certain of our other subsidiaries.

Each of our executive officers may perform services for affiliates of Mr. Icahn for which we receive reimbursement. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”
There are no family relationships between or among any of our directors and/or executive officers.
Employment Agreements
Icahn Employment Agreement
Pursuant to the Icahn Employment Agreement, Mr. Icahn served as the Chairman and Chief Executive Officer of Icahn Capital Management L.P., in addition to his current role as Chairman of Icahn Enterprises and Icahn Enterprises Holdings until December 31, 2012. Mr. Icahn also served as the Chief Executive Officer of the General Partners. Pursuant to an agreement dated and effective as of March 31, 2011, Mr. Icahn's annual base salary was reduced to $1.00 per annum and Mr. Icahn shall not be eligible to receive any bonus under the Icahn Employment Agreement. Other than these amendments, all other terms and conditions of the Icahn Employment Agreement remained in effect through December 31, 2012. Prior to March 31, 2011, pursuant to the Icahn Employment Agreement, Mr. Icahn was entitled to an annual base salary of $900,000. For the period January 1, 2011 through March 31, 2011, Mr. Icahn voluntarily reduced his annual base salary to $400,000. Prior to April 1, 2011, pursuant to the Icahn Employment Agreement, Mr. Icahn was also entitled to an annual incentive bonus based on a bonus formula with two components. The first component was based on the annual return on assets under management by the Investment Funds. The second component of the annual bonus payable by us was tied to the growth in our annual net income (other than income or losses resulting from the operations of our Investment segment).
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
Ninivaggi Employment Agreements
On February 1, 2013, Mr. Ninivaggi entered into an employment agreement (the "2013 Ninivaggi Employment Agreement") pursuant to which Mr. Ninivaggi would serve as the President and Chief Executive Officer of Icahn Enterprises, Icahn Enterprises Holdings and Icahn Enterprises GP, the general partner of both Icahn Enterprises and Icahn Enterprises Holdings. On November 8, 2013, Mr. Ninivaggi entered into an employment agreement (the "2013 Amended Ninivaggi Employment Agreement") which amended and supplemented the 2013 Ninivaggi Employment Agreement. The 2013 Ninivaggi Employment Agreement superseded and replaced the 2012 Ninivaggi Employment Agreement as discussed below. As discussed elsewhere, effective February 5, 2014, Mr. Ninivaggi tendered his resignation as the President and Chief Executive Officer of Icahn Enterprises and Icahn Enterprises Holdings. In addition, on February 5, 2014, Mr. Ninivaggi became the Co-Chief Executive Officer of Federal-Mogul.
Pursuant to the 2013 Amended Ninivaggi Employment Agreement, effective January 1, 2014, Mr. Ninivaggi is entitled to a base salary at the rate of $2.6 million per annum, earned and payable ratably every two weeks. In addition, Mr. Ninivaggi received a bonus of $300,000 for 2013 pursuant to the 2013 Amended Ninivaggi Employment Agreement. In addition, Mr. Ninivaggi's employment is terminable without Cause by us only upon 90 days written notice to him. Further, at our option, we may terminate Mr. Ninivaggi's employment on less than 90 days notice without Cause by providing written notice of a future date (which future date shall not be more than 90 days following the giving of such notice) on which Mr. Ninivaggi's employment will end, but in such event we shall continue to pay Mr. Ninivaggi at the rate of $100,000 per two week period from the date of the giving of such notice through the 90th day following the date of the giving of such notice.
Pursuant to the 2013 Ninivaggi Employment Agreement, effective January 1, 2013, Mr. Ninivaggi was entitled to a base salary at the rate of $2.2 million per annum, earned and payable ratably every two weeks. In addition, in the event that Mr. Ninivaggi was terminated by us without Cause (as defined in the 2013 Ninivaggi Employment Agreement) or terminated his employment for Good Reason (as defined in the 2013 Ninivaggi Employment Agreement) prior to December 31, 2013, he was entitled to his full salary through December 31, 2013.
On October 25, 2012, Mr. Ninivaggi entered into an employment agreement (the "2012 Ninivaggi Employment Agreement") pursuant to which Mr. Ninivaggi would serve as the President and Chief Executive Officer of Icahn Enterprises, Icahn Enterprises Holdings and Icahn Enterprises GP. This agreement superseded and replaced the Ninivaggi Employment Agreement as discussed below. This agreement also terminated Mr. Ninivaggi's Options rights effective October 25, 2012, as discussed below, whether or not previously vested and are terminated and rendered null and void, having no further force or effect.
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
Pursuant to the 2012 Ninivaggi Employment Agreement, Mr. Ninivaggi's employment was at will and could be terminated by us at any time, for any reason or no reason, such termination to be effective 45 days following written notice thereof by us to Mr. Ninivaggi.
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
Potential Payments Upon Termination or Change in Control
The following table summarizes the value of the termination payments and benefits that Mr. Ninivaggi would receive if he had terminated employment on December 31, 2013 (the last day of 2013) under the circumstances shown, pursuant to the 2013 Amended Ninivaggi Employment Agreement. For a further description of the 2013 Amended Ninivaggi Employment Agreement, see “Employment Agreements-Ninivaggi Employment Agreements.” The tables exclude (i) amounts accrued through December 31, 2013 that would be paid in the normal course of continued employment, such as accrued but unpaid salary and paid time off ("PTO") for 2013 and reimbursed business expenses and (ii) any vested account balances, as applicable, under our 401(k) Plan that are generally available to all of our employees. The tables include bonuses accrued but not yet paid for 2013.
We have not entered into any other employment agreements, severance agreements or any other type of termination or change in control agreements with any of our named executive officers, except for the employment agreements referenced above.
Daniel A. Ninivaggi

Benefit	Retirement or Resignation ($)		Death or Disability ($)		Termination by Company Without Cause ($)		Termination by Company with Cause ($)		Termination Following Change in Control ($)
Cash Severance	—	(1)	—	(1)	—	(1)	—	(1)	—	(3)
Bonus	—		—		—	(2)	—	(2)	—	(3)
Health & Welfare Benefits	—	(4)	—	(4)	—	(4)	—	(4)	—	(4)
Total	—		—		—		—		—
(1) Executive would not be entitled to receive any payments, other than the executive's salary pro-rated from the date the company gives notice of termination with or without cause through the 90th day following the date of such notice, excluding accrued, but unpaid, base salary and PTO.

(2)	Executive would not be entitled to any bonus amounts pursuant to the 2013 Amended Ninivaggi Employment Agreement.

(3) Executive would not be entitled to any specific payments upon a change in control pursuant to the 2013 Amended Ninivaggi Employment Agreement.

(4)	Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under COBRA, at the executive's expense.
Director Compensation
The following table provides compensation information for our directors in 2013, except for Messrs. Icahn, Ninivaggi, Cho, and Cozza. Compensation received by Messrs. Icahn, Ninivaggi, Cho and Cozza is included in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
William A. Leidesdorf	125,000	—	125,000
James L. Nelson	125,000	—	125,000
Jack G. Wasserman	140,000	—	140,000
Each director will hold office until his successor is elected and qualified. For 2013, Messrs. Wasserman, Leidesdorf and Nelson each received $125,000 in fees for services on our board of directors. Mr. Wasserman received an additional $15,000 for services as chairman of the audit committee.
Directors receive only cash compensation, if applicable, and currently are not granted any options, units or other equity-based awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters.
As of February 28, 2014, affiliates of Mr. Icahn, owned 102,857,651 of Icahn Enterprises' depositary units, or approximately 88.0% of Icahn Enterprises' outstanding depositary units. In accordance with the listing rules of NASDAQ, Icahn Enterprises' status as a limited partnership affords Icahn Enterprises an exemption from certain corporate governance requirements which includes an exemption from the requirement to have compensation and nominating committees consisting entirely of independent directors. Icahn Enterprises GP's board of directors presently consists of three independent directors and the audit committee consists entirely of independent directors.
The affirmative vote of unitholders holding more than 75% of the total number of all depositary units then outstanding, including depositary units held by Icahn Enterprises GP and its affiliates, is required to remove Icahn Enterprises GP. Thus, since Mr. Icahn, through affiliates, currently holds approximately 88.0% of Icahn Enterprises' outstanding depositary units, Icahn Enterprises GP will not be able to be removed pursuant to the terms of our partnership agreement without Mr. Icahn's consent. Moreover, under the partnership agreement, the affirmative vote of Icahn Enterprises GP and unitholders owning more than 50% of the total number of all outstanding depositary units then held by unitholders, including affiliates of Mr. Icahn, is required to approve, among other things, selling or otherwise disposing of all or substantially all of our assets in a single sale or in a related series of multiple sales, our dissolution or electing to continue Icahn Enterprises in certain instances, electing a successor general partner, making certain amendments to the partnership agreement or causing us, in our capacity as sole limited partner of Icahn Enterprises Holdings, to consent to certain proposals submitted for the approval of the limited partners of Icahn Enterprises Holdings. Accordingly, as affiliates of Mr. Icahn hold in excess of 50% of the depositary units outstanding, Mr. Icahn, through affiliates, will have effective control over such approval rights.

The following table provides information, as of February 24, 2014, as to the beneficial ownership of the depositary units for each director of Icahn Enterprises GP and all directors and executive officers of Icahn Enterprises GP, as a group. Except for Mr. Icahn, none of our named executive officers or directors beneficially owns more than 5% of Icahn Enterprises' depositary units.

Name of Beneficial Owner	Beneficial Ownership of Icahn Enterprises' Depositary Units		Percent of Class
Carl C. Icahn	102,857,651	(a) (b)	88.0%
Daniel A. Ninivaggi	1,500		*
SungHwan Cho	1,100		*
Keith Cozza	2,000		*
Jack G. Wasserman	800		*
James L. Nelson	1,600		*
Peter Reck	—		—%
William A. Leidesdorf	—		—%
All Directors and Executive Officers as a Group (eight persons)	102,864,651		88.0%
* Less than 1% of total outstanding depositary units of Icahn Enterprises.

(a) The foregoing is exclusive of a 1.99% ownership interest which Icahn Enterprises GP holds by virtue of its 1% general partner interest in each of us and Icahn Enterprises Holdings.

(b) The following footnotes describe Mr. Icahn's beneficial ownership of Icahn Enterprises' depositary units:

(1)
Barberry Corp. ("Barberry") beneficially owns 3,503,221 Depositary Units. Carl C. Icahn beneficially owns 100% of Barberry. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, Mr. Icahn (by virtue of his relationship to Barberry) may be deemed to indirectly beneficially own the Depositary Units which Barberry owns. Mr. Icahn disclaims beneficial ownership of such Depositary Units except to the extent of his pecuniary interest therein.

(2)
CCI Offshore LLC ("CCI Offshore") beneficially owns 2,172,667 Depositary Units. Barberry is the sole member of CCI Offshore. Carl C. Icahn beneficially owns 100% of Barberry. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Barberry (by virtue of their relationships to CCI Offshore) may be deemed to indirectly beneficially own the Depositary Units which CCI Offshore owns. Each of Mr. Icahn and Barberry disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.

(3)
CCI Onshore LLC ("CCI Onshore") beneficially owns 17,270,883 Depositary Units. High Coast Limited Partnership ("High Coast") is the sole member of CCI Onshore. Little Meadow Corp. ("Little Meadow") is the general partner of High Coast. Carl C. Icahn beneficially owns 100% of Little Meadow. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn, Little Meadow and High Coast (by virtue of their relationships to CCI Onshore) may be deemed to indirectly beneficially own the Depositary Units which CCI Onshore owns. Each of Mr. Icahn, Little Meadow and High Coast disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.

(4)
Gascon Partners ("Gascon") beneficially owns 15,138,815 Depositary Units. Little Meadow is the managing general partner of Gascon. Carl C. Icahn beneficially owns 100% of Little Meadow. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Little Meadow (by virtue of their relationships to Gascon) may be deemed to indirectly beneficially own the Depositary Units which Gascon owns. Each of Mr. Icahn and Little Meadow disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.

(5)
High Coast beneficially owns 39,468,550 Depositary Units. Little Meadow is the general partner of High Coast. Carl C. Icahn beneficially owns 100% of Little Meadow. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Little Meadow (by virtue of their relationships to High Coast) may be deemed to indirectly beneficially own the Depositary Units which High Coast owns. Each of Mr. Icahn and Little Meadow disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.

(6)
Highcrest Investors Corp. ("Highcrest") beneficially owns 11,758,455 Depositary Units. Starfire Holding Corporation ("Starfire") beneficially owns 99.5% of Highcrest. Carl C. Icahn beneficially owns 100% of Starfire. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Starfire (by virtue of their relationships to Highcrest) may be deemed to indirectly beneficially own the Depositary Units which Highcrest owns. Each of Mr. Icahn and Starfire disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.

(7)
Traymore LLC ("Traymore") beneficially owns 7,696,893 Depositary Units. Carl C. Icahn beneficially owns 100% of Traymore. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, Mr. Icahn (by virtue of his relationship to Traymore) may be deemed to indirectly beneficially own the Depositary Units which Traymore owns. Mr. Icahn disclaims beneficial ownership of such Depositary Units except to the extent of his pecuniary interest therein.

(8)
Modal LLC ("Modal") beneficially owns 687,908 Depositary Units. Carl C. Icahn beneficially owns 100% of Modal. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, Mr. Icahn (by virtue of his relationship to Modal) may be deemed to indirectly beneficially own the Depositary Units which Modal owns. Mr. Icahn disclaims beneficial ownership of such Depositary Units except to the extent of his pecuniary interest therein.

(9)
Thornwood Associates Limited Partnership ("Thornwood") beneficially owns 5,160,259 Depositary Units. Barberry is the general partner of Thornwood. Carl C. Icahn beneficially owns 100% of Barberry. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Barberry (by virtue of their relationships to Thornwood) may be deemed to indirectly beneficially own the Depositary Units which Thornwood owns. Each of Mr. Icahn and Barberry disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.

(10)
Does not include 16,366 Depositary Units owned by Gail Golden, the spouse of Mr. Icahn. Mr. Icahn, by virtue of his relationship to Ms. Golden, may be deemed to beneficially own such Depositary Units. Mr. Icahn disclaims beneficial ownership of such Depositary Units for all purposes.

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
On February 11, 2013, we announced that the board of directors of our general partner approved a modification to our distribution policy to provide for an increase in the annual distribution from $1.40, comprised of $0.40 in cash and $1.00 in depositary units, to $4.00 per depositary unit, payable in either cash or additional depositary units, at the election of each depositary unit holder. On May 29, 2013, the board of directors of our general partner further modified our distribution policy to increase our annual distribution from $4.00 per depositary unit to $5.00 per depositary unit. Further, on March 3, 2014, the board of directors of our general partner announced an increase in our annualized distribution from $5.00 per depositary unit to $6.00 per depositary unit.
During 2013, Mr. Icahn and his affiliates elected to receive a majority of their proportionate share of these distributions in depositary units. Mr. Icahn and his affiliates owned approximately 87.9% of Icahn Enterprises' outstanding depositary units as of December 31, 2013. Mr. Icahn and his affiliates have indicated that it is their present intention to elect to receive the increase in Icahn Enterprises’ cash distribution in additional depositary units for the foreseeable future.
During 2013, the board of directors of our general partner declared four quarterly distributions aggregating $4.50 per depositary unit. Depositary unit holders were given the option to make an election to receive the distributions either cash or additional depositary units; if a holder did not make an election, it was automatically deemed to have elected to receive the distributions in cash. We distributed 5,276,509 of depositary units to those Depositary unit holders who elected to receive such distributions in depositary units.
On February 25, 2014, the board of directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit, which will be paid on or about April 22, 2014 to depositary unit holders of record at the close of business on March 13, 2014. Depositary unit holders will have until April 3, 2014 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 10 consecutive trading days ending April 17, 2014. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
In 2013, Icahn Enterprises GP was allocated approximately $20 million of our net earnings as a result of its combined 1.99% general partner interests in us and Icahn Enterprises Holdings.
Pursuant to registration rights agreements, Mr. Icahn has certain registration rights with regard to the depositary units beneficially owned by him.

Investments in the Investments Funds
We may, on occasion, invest in securities in which entities affiliated with Mr. Icahn are also investing. Additionally, Mr. Icahn and his affiliated entities may also invest in securities in which Icahn Enterprises and its consolidated subsidiaries invest. Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), make investments in the Investment Funds. As of December 31, 2013, the total of Mr. Icahn and affiliates' interests in the Investment Funds was approximately $4.7 billion.
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
Effective January 1, 2014, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP were merged with and into Icahn Partners. As a result, the Investment Funds now consist solely of Icahn Partners LP and Icahn Partners Master Fund LP.
Subject to the terms of the Co-Manager Agreement, on March 31, 2013, Brett Icahn was entitled to a one-time lump sum payment equal to 5.1% of the profit (as defined in the Co-Manager Agreement) generated by the Sargon Portfolio over a hurdle rate of return, minus certain costs (the ''Final Payment''). For 2013, such Final Payment made to Brett Icahn was approximately$14 million. Other than the Final Payment, Brett Icahn was not entitled to receive from us any other compensation (including any salary or bonus) in respect of services provided pursuant to the Co-Manager Agreement.
On July 24, 2012, (i) Icahn Enterprises and Icahn Capital entered into an amendment to the Co-Manager Agreement with Brett Icahn (the “Amended Icahn Enterprises Co-Manager Agreement”), and (ii) High River Limited Partnership (''High River''), an affiliate of Carl C. Icahn, entered into a new co-manager agreement with Brett Icahn (such co-manager agreements, collectively the ''High River Co-Manager Agreement,'' and together with the Amended Icahn Enterprises Co-Manager Agreement, the “2012 Co-Manager Agreement”). On July 24, 2012, similar agreements were entered into with another individual. The 2012 Co- Manager Agreement is effective as of August 1, 2012. Pursuant to the 2012 Co-Manager Agreement, subject to the supervision and control of Icahn Capital and Carl Icahn, the Investment Funds and High River would make available up to an aggregate of $3 billion (to be provided approximately 80% by the Investment Funds and 20% by High River) for management within the Sargon Portfolio over a four-year term and Brett Icahn would be entitled, subject to the terms of the 2012 Co-Manager Agreement, to a one-time lump sum payment at the end of such four-year period, equal to 7.5% of the profit generated by the portfolio over a hurdle rate of return, minus certain costs (payable by each of the Investment Funds and High River based upon their respective profits).
On October 22, 2013, Icahn Enterprises and Icahn Capital entered into an amendment (the “Co-Manager Amendment”) to the Amended and Restated Co-Manager Agreement made as of August 1, 2012 by and between Icahn Enterprises, Icahn Capital and each of David Schechter and Brett Icahn (the “2013 Co-Manager Agreement”).
The Co-Manager Amendment modifies certain provisions of the 2012 Co-Manager Agreement solely as they relate to the shares of common stock of Netflix, Inc., a Delaware corporation, held within the New Sargon Portfolio (the “Designated Shares”). Pursuant to the 2013 Co-Manager Amendment, up to 85% of the Designated Shares may be sold by Icahn Enterprises and Icahn Capital without the consent of the Co-Managers. Following the sale of any of the Designated Shares without the consent of the Co-Managers, Icahn Enterprises and Icahn Capital must make available to the New Sargon Portfolio an amount in cash or cash equivalents equal to the proceeds received from such sale. Further, pursuant to the Amendment, the shares sold without consent of the Co-Managers will be deemed to remain in the New Sargon Portfolio on a notional basis for the purposes of calculating the market value of the New Sargon Portfolio in connection with the determination of gain in the New Sargon Portfolio.
The balance due to Brett Icahn by Icahn Enterprises and Icahn Capital at December 31, 2013, pursuant to the terms of the Co-Manager Agreement, 2012 Co-Manager Agreement and 2013 Co-Manager Agreement, would have been approximately $120 million if he had been 100% vested as of December 31, 2013. For 2013, amounts due to Brett Icahn under these agreements by the Investment Funds increased by approximately $103 million.
Icahn Capital paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Carl C. Icahn (collectively, “Icahn Affiliates”), including administrative and investment services. For 2013, under a separate expense-sharing agreement, we have charged Icahn Affiliates approximately $2 million for such services.

Icahn Capital pays for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent); Icahn Capital shall be allocated pro rata for such expenses in accordance with each investor's capital accounts in the Investment Funds. Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds, generally when such expenses are paid. For 2013, $113 million was allocated to the Investment Funds based on this expense-sharing arrangement.
For 2013, we paid an affiliate $2 million for the non-exclusive use of office space.
For 2013, we paid $1 million to XO Holdings, Inc., an affiliate of Icahn Enterprises GP, our general partner, for telecommunications services
For 2013, our Holding Company provided certain professional services to an Icahn Affiliate for which we charged $1 million.
Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF Industries LLC ("ACF") agreed to manufacture and distribute, at ARI's instruction, various railcar components. In consideration for these services, ARI agreed to pay ACF based on agreed upon rates. For 2013, ARI purchased inventory of $0.3 million of components from ACF. The agreement automatically renews unless written notice is provided by the ARI.
In January 2013, ARI entered into a purchasing and engineering services agreement and license with ACF. The agreement was unanimously approved by the independent directors of ARI’s audit committee on the basis that the terms of the agreement were not materially less favorable to ARI than those that could have been obtained in a comparable transaction with an unrelated person. Under this agreement, ARI provides purchasing support and engineering services to ACF in connection with ACF’s manufacture and sale of certain tank railcars at its facility in Milton, Pennsylvania. Additionally, ARI has granted ACF a nonexclusive, non-assignable license to certain of ARI’s intellectual property, including certain designs, specifications, processes and manufacturing know-how required to manufacture and sell such tank railcars during the term of the agreement.
Subject to certain early termination events, the agreement shall terminate on December 31, 2014. In consideration of the services and license provided by ARI to ACF in conjunction with the agreement, ACF shall pay ARI a royalty and, if any, a share of the net profits (Profits) earned on each railcar manufactured and sold by ACF under the agreement, in an aggregate amount equal to 30 percent of such Profits, as calculated under the agreement. Profits are net of certain of ACF’s start-up and shutdown expenses and certain maintenance capital expenditures. If no Profits are realized on a railcar manufactured and sold by ACF pursuant to the agreement, ARI will still be entitled to the royalty for such railcar and will not share in any losses incurred by ACF in connection therewith. In addition, any railcar components supplied by ARI to ACF for the manufacture of these railcars shall be provided at fair market value.
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

For 2013, ARI recorded revenues of approximately $12 million under this agreement for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF.
In April 2013, AEP Leasing entered into an agreement (the "ACF Agreement") with ACF whereby AEP Leasing will purchase 1,050 railcars from ACF in 2013 and 2014 for an aggregate purchase price of approximately $150 million. Additionally, AEP Leasing has an option that can be exercised any time prior to September 1, 2014 to purchase an additional 500 railcars for an aggregate purchase price of approximately $70 million. The ACF Agreement was unanimously approved by Icahn Enterprises' audit committee consisting of independent directors, who were advised by independent counsel and an independent financial advisor on the basis that the terms were not less favorable than those terms that could have been obtained in a comparable transaction with an unaffiliated third party. Under this agreement, purchases of railcars by AEP Leasing from ACF were $57 million for the year ended December 31, 2013.

Subsequent to December 31, 2013, as required by the ARL Contribution Agreement, New ARL incurred debt of approximately $385 million to finance its distribution of $381 million of cash to IRL, an affiliate of Mr. Icahn. See Note 20, “Subsequent Events - Railcar,” to the consolidated financial statements for further discussion.
On December 6, 2013, Federal-Mogul entered into a backstop commitment letter (the "Backstop Commitment") with High River Limited Partnership (“High River”), an affiliate of Carl C. Icahn, in favor of Federal-Mogul with respect to its existing Tranche B term loan. The Backstop Commitment provides that if Federal-Mogul is unable to refinance its Tranche B term loan on or prior to September 27, 2014, High River or an affiliate thereof with at least the same net worth will provide loan financing of up to $1.6 billion to Federal-Mogul and its subsidiaries on arms-length terms to provide the funding necessary to repay the Tranche B term loan. The High River loan will be subject to negotiation and execution of definitive documentation to be approved by the independent directors of Federal-Mogul.
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. During 2013, an affiliate of Mr. Icahn invested $45 million in the Investment Funds. As further discussed in Note 8, "Financial Instruments - Investment Segment and Holding Company," to the consolidated financial statements, the Investment Funds are parties to swap agreements with respect to shares of the S&P 500 ETF Trust (“SPDR”). On August 19, 2013, certain of the Investment Funds assigned an aggregate 7.7 million SPDR shares to Koala Holdings LP and its subsidiary (collectively, "Koala"), an affiliate of Mr. Icahn's. In addition, certain of the Investment Funds distributed $185 million to Koala.
In December, 2012, Icahn Sourcing, LLC advised Icahn Enterprises that effective January 1, 2013 it would restructure its ownership and change its name to Insight Portfolio Group LLC (“Insight Portfolio Group”).  In connection with the restructuring, Icahn Enterprises Holdings acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of Icahn Enterprises Holdings, including Federal-Mogul, CVR, Tropicana, ARI, New ARL, Viskase PSC Metals and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013. A number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses in 2013.
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

No fees were paid under these provisions during 2013.
Director Independence
The board of directors of Icahn Enterprises GP has determined that we are a “controlled company” for the purposes of the NASDAQ's listing rules and therefore are not required to have a majority of independent directors or to have compensation and nominating committees consisting entirely of independent directors. Nevertheless, we believe that Messrs. Leidesdorf, Nelson and Wasserman are “independent” as defined in the currently applicable listing rules of NASDAQ. Messrs. Leidesdorf, Nelson and Wasserman serve as members of our audit committee. A majority of the members of Icahn Enterprises GP's board of directors are independent and the audit committee consists entirely of these independent directors.

Item 14. Principal Accountant Fees and Services.
We incurred $11,078,000 and $8,653,000 in audit fees and expenses from Grant Thornton LLP for 2013 and 2012, respectively. We include in the category of audit fees services such services related to audit of annual consolidated financial statements and internal controls, review of quarterly financial statements, review of reports filed with the SEC and other services, including services related to consents and registration statements filed with the SEC.
We incurred $696,000 and $452,000 in audit-related fees and expenses from Grant Thornton LLP for 2013 and 2012, respectively, relating primarily to services provided in connection with offering memorandums, potential acquisitions and employee benefit plans. Additionally, we incurred $188,000 and $90,000 in tax-related fees and expenses from Grant Thornton LLP for 2013 and 2012, respectively.
In accordance with Icahn Enterprises' and Icahn Enterprises Holdings' Amended and Restated Audit Committee Charters adopted on March 12, 2004, the audit committee is required to approve in advance any and all audit services and permitted non-audit services provided to Icahn Enterprises, Icahn Enterprises Holdings and their consolidated subsidiaries by their independent auditors (subject to the de minimis exception of Section 10A (i) (1) (B) of the '34 Act), all as required by applicable law or listing standards. All of the fees in 2013 and 2012 were pre-approved by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements:
The following financial statements of Icahn Enterprises L.P., and subsidiaries, are included in Part II, Item 8 of this Report:
The following financial statements of Icahn Enterprises Holdings L.P., and subsidiaries, are included in Part II, Item 8 of this Report:

(a)(2) Financial Statement Schedules:

Page Number
Schedule I - Condensed Financial Information of Parent (Icahn Enterprises L.P.)	259
Schedule I - Condensed Financial Information of Parent (Icahn Enterprises Holdings L.P.)	263
All other financial statement schedules have been omitted because the required financial information is not applicable, immaterial or the information is shown in the consolidated financial statements or notes thereto.
(a)(3) Exhibits:
The list of exhibits required by Item 601 of Regulation S-K and filed as part of this Report is set forth in the Exhibit Index.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED BALANCE SHEETS

	December 31,
	2013	2012
	(In millions, except unit amounts)
ASSETS
Investments in subsidiaries, net	$10,383	$8,918
Deferred financing costs	7	9
Total Assets	$10,390	$8,927

LIABILITIES AND EQUITY
Accrued interest expense	$283	$132
Debt	4,015	4,126
	4,298	4,258

Commitments and contingencies (Note 3)

Equity:
Limited partners: Depositary units: 115,900,309 and 104,850,813 units issued and outstanding at December 31, 2013 and 2012, respectively	6,308	4,913
General partner	(216)	(244)
Total equity	6,092	4,669
Total Liabilities and Equity	$10,390	$8,927

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Interest expense	$(303)	$(284)	$(224)
Equity in earnings of subsidiaries	1,328	680	974
Net income	$1,025	$396	$750
Net income allocable to:
Limited partners	$1,005	$379	$735
General partner	20	17	15
	$1,025	$396	$750

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Cash flows from operating activities:
Net income	$1,025	$396	$750
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred financing costs	2	2	2
Equity in earnings of subsidiary	(1,328)	(680)	(974)
Net cash used in operating activities	(301)	(282)	(222)
Cash flows from investing activities:
Net investment in and advances from subsidiary	(172)	(1,212)	270
Net cash (used in) provided by investing activities	(172)	(1,212)	270
Cash flows from financing activities:
Partnership distributions	(51)	(41)	(48)
Partnership contributions	587	505	—
Proceeds from borrowings	493	1,030	—
Repayments of borrowings	(556)	—	—
Net cash provided by (used in) financing activities	473	1,494	(48)
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—

See notes to condensed financial statements.

ICAHN ENTERPRISES L.P. (Parent Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation
Icahn Enterprises, L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (''Icahn Enterprises Holdings''). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (''Icahn Enterprises GP''), our sole general partner, which is owned and controlled by Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings.  As of December 31, 2013, Icahn Enterprises Holdings is engaged in the following continuing operating businesses: Investment, Automotive, Energy, Metals, Railcar, Gaming, Food Packaging, Real Estate and Home Fashion.
The condensed financial statements of Icahn Enterprises should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Report.
2. Debt
See Note 11, “Debt,” to the consolidated financial statements located in Part II, Item 8 of this Report. Parent company debt is reported gross in the condensed financial statements whereas it appears in our consolidated financial statements for 2012 net of $44 million as of December 31, 2012, of principal amount purchased in 2008 that is held by an Icahn Enterprises subsidiary.
Debt consists of the following:

	December 31,
	2013	2012
	(in millions)
Senior unsecured 8% notes due 2018	$2,472	$2,476
Senior unsecured 7.75% notes due 2016	1,050	1,050
Senior unsecured 6.00% notes due 2020	493	—
Senior unsecured variable rate convertible notes due 2013	—	600
Total debt	$4,015	$4,126
See Note 20, “Subsequent Events - Icahn Enterprises,” to the consolidated financial statements located in Part II, Item 8 of this Report for further discussion regarding debt offerings made subsequent to December 31, 2013.
3. Commitments and Contingencies
See Note 19, “Commitments and Contingencies,” to the consolidated financial statements located in Part II, Item 8 of this Report.

SCHEDULE I
ICAHN ENTERPRISES HOLDINGS L.P.
(Parent Company)
CONDENSED BALANCE SHEETS

	December 31,
	2013	2012
	(in millions)
ASSETS
Cash and cash equivalents	$142	$107
Other assets	112	126
Investments in subsidiaries, net	10,054	8,728
Total Assets	$10,308	$8,961
LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$144	$134
Debt	4,050	4,136
	4,194	4,270

Commitments and contingencies (Note 3)

Equity:
Limited partner	6,393	4,984
General partner	(279)	(293)
Total equity	6,114	4,691
Total Liabilities and Equity	$10,308	$8,961

See notes to condensed financial statements.

SCHEDULE I
ICAHN ENTERPRISES HOLDINGS L.P.
(Parent Company)
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net gain from investment activities	$—	$8	$7
Interest and dividend income	—	—	3
Equity in earnings of subsidiaries	1,342	682	976
Other income, net	15	16	14
	1,357	706	1,000
Interest expense	305	286	227
Selling, general and administrative	27	23	22
	332	309	249
Net income	$1,025	$397	$751
Net income allocable to:
Limited partner	$1,015	$384	$743
General partner	10	13	8
	$1,025	$397	$751

See notes to condensed financial statements.

SCHEDULE I
ICAHN ENTERPRISES HOLDINGS L.P.
(Parent Company)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Cash flows from operating activities:
Net income	$1,025	$397	$751
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of subsidiary	(1,342)	(682)	(976)
Investment gains	—	(8)	(7)
Depreciation and amortization	(1)	1	2
Other, net	—	14	—
Change in operating assets and liabilities	18	26	(10)
Net cash used in operating activities	(300)	(252)	(240)
Cash flows from investing activities:
Net investment in subsidiaries	(128)	(681)	109
Proceeds from sale of investments	—	30	—
Other, net	4	2	2
Net cash (used in) provided by investing activities	(124)	(649)	111
Cash flows from financing activities:
Partnership distributions	(51)	(42)	(48)
Partner contribution	593	—	—
Proceeds from borrowings	493	1,030	—
Repayments of borrowings	(576)	(4)	(3)
Net cash provided by (used in) financing activities	459	984	(51)
Net change in cash and cash equivalents	35	83	(180)
Cash and cash equivalents, beginning of period	107	24	204
Cash and cash equivalents, end of period	$142	$107	$24

See notes to condensed financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. (Parent Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  Description of Business and Basis of Presentation
Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”) is a limited partnership formed in Delaware on February 17, 1987. Our sole limited partner is Icahn Enterprises L.P. (“Icahn Enterprises”), a master limited partnership which owns a 99% interest in us. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP''), our sole 1% general partner, is a Delaware corporation which is owned and controlled by Carl C. Icahn. As of December 31, 2013, Icahn Enterprises Holdings is engaged in the following continuing operating businesses: Investment, Automotive, Energy, Metals, Railcar, Gaming, Food Packaging, Real Estate and Home Fashion.
The condensed financial statements of Icahn Enterprises Holdings should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Report.
2.  Debt
See Note 11, “Debt,” to the consolidated financial statements located in Part II, Item 8 of this Report. Parent company debt consists of the following:

	December 31,
	2013	2012
	(in millions)
Senior unsecured 8% notes due 2018	$2,468	$2,471
Senior unsecured 7.75% notes due 2016	1,048	1,047
Senior unsecured 6.00% notes due 2020	493	—
Senior unsecured variable rate convertible notes due 2013	—	556
Mortgages payable	41	62
Total debt	$4,050	$4,136
See Note 20, “Subsequent Events - Icahn Enterprises,” to the consolidated financial statements located in Part II, Item 8 of this Report for further discussion regarding debt offerings made subsequent to December 31, 2013.

3.  Commitments and Contingencies
See Note 19, “Commitments and Contingencies,” to the consolidated financial statements located in Part II, Item 8 of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Icahn Enterprises L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Keith Cozza
Keith Cozza, President, Chief Executive Officer and Director
Date: March 3, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Keith Cozza	President, Chief Executive Officer and Director	March 3, 2014
Keith Cozza

/s/SungHwan Cho	Chief Financial Officer and Director	March 3, 2014
SungHwan Cho

/s/Peter Reck	Chief Accounting Officer	March 3, 2014
Peter Reck

/s/Daniel A. Ninivaggi	Director	March 3, 2014
Daniel A. Ninivaggi

/s/Jack G. Wasserman	Director	March 3, 2014
Jack G. Wasserman

/s/William A. Leidesdorf	Director	March 3, 2014
William A. Leidesdorf

/s/James L. Nelson	Director	March 3, 2014
James L. Nelson

Chairman of the Board
Carl C. Icahn

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Keith Cozza
Keith Cozza, President, Chief Executive Officer and Director
Date: March 3, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises Holdings L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Keith Cozza	President, Chief Executive Officer and Director	March 3, 2014
Keith Cozza

/s/SungHwan Cho	Chief Financial Officer and Director	March 3, 2014
SungHwan Cho

/s/Peter Reck	Chief Accounting Officer	March 3, 2014
Peter Reck

/s/Daniel A. Ninivaggi	Director	March 3, 2014
Daniel A. Ninivaggi

/s/Jack G. Wasserman	Director	March 3, 2014
Jack G. Wasserman

/s/William A. Leidesdorf	Director	March 3, 2014
William A. Leidesdorf

/s/James L. Nelson	Director	March 3, 2014
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

3.5
Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated May 9, 2002 (incorporated by reference to Exhibit 3.8 to Icahn Enterprises' Form 10-K for the year ended December 31, 2002 (SEC File No. 1-9516), filed on March 31, 2003).

3.6
Amendment No. 4 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated June 29, 2005 (incorporated by reference to Exhibit 3.1 to Icahn Enterprises' Form 10-Q for the quarter ended March 31, 2005 (SEC File No. 1-9516), filed on June 30, 2005).

3.7
Amendment No. 5 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated September 17, 2007 (incorporated by reference to Exhibit 99.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on December 21, 2007).

3.8
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

3.12
Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated June 14, 2002 (incorporated by reference to Exhibit 3.9 to Icahn Enterprises' Form 10-K for the year ended December 31, 2002 (SEC File No. 1-9516), filed on March 31, 2003).

3.13
Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated June 29, 2005 (incorporated by reference to Exhibit 3.2 to Icahn Enterprises' Form 10-Q for the quarter ended March 31, 2005 (SEC File No. 1-9516), filed on June 30, 2005).

3.14
Amendment No. 4 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated September 17, 2007 (incorporated by reference to Exhibit 3.11 to Icahn Enterprises' Form 10-K for the year ended December 31, 2007 (SEC File No. 1-9516), filed on March 17, 2008).

4.1	Form of Transfer Application (incorporated by reference to Exhibit 4.4 to Icahn Enterprises' Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).
4.2	Specimen Depositary Receipt (incorporated by reference to Exhibit 4.3 to Icahn Enterprises' Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).
4.3	Specimen Certificate representing preferred units (incorporated by reference to Exhibit 4.9 to Icahn Enterprises' Form S-3 (SEC File No. 33-54767), filed on February 22, 1995).

4.4
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

4.6
Indenture, dated as of August 1, 2013, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust Company, as Trustee relating to the 6.000% Senior Notes Due 2020 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on August 1, 2013).

4.7
Amended and Restated Depositary Agreement among Icahn Enterprises, Icahn Enterprises GP and Registrar and Transfer Company, dated as of August 23, 2013 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on August 23, 2013).

4.8
Indenture, dated as of January 21, 2014, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust Company, as Trustee relating to the 3.500% Senior Notes Due 2017 and 4.875% Senior Notes Due 2019 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 21, 2014).

4.9
Indenture, dated as of January 29, 2014, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust Company, as Trustee relating to the 5.875% Senior Notes Due 2022 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises' Form 8-K/A (SEC File No. 1-9516), filed on January 30, 2014).

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

10.3
Undertaking, dated November 20, 1998, by Starfire Holding Corporation, for the benefit of Icahn Enterprises and its subsidiaries (incorporated by reference to Exhibit 10.42 to Icahn Enterprises' Form 10-K for the year ended December 31, 2005 (SEC File No. 1-9516), filed on March 16, 2006).

10.4
Exclusivity Agreement and Letter of Intent, dated September 7, 2006, by and among Icahn Enterprises, Icahn Enterprises Holdings and Riata Energy, Inc. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on September 8, 2006).

10.5
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

10.8
Stock Purchase Agreement, dated as of November 5, 2007, by and among Cloud Holding LLC, Icahn Enterprises Holdings, Arnos Corp, Philip Services Corporation and PSC Metals Inc. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 1-9516), filed on November 9, 2007).

10.9
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

10.10
Stock Purchase Agreement by and among Icahn Enterprises Holdings, IEH FM Holdings LLC , Barberry Corp. and Thornwood Associates Limited Partnership, dated July 3, 2008 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on July 3, 2008).

10.11
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

10.12
Tender and Support Agreement, dated as of October 6, 2008, by and among Icahn Enterprises Holdings L.P. and Eli Lilly and Company (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on October 9, 2008).

10.13
Support Agreement, dated as of December 15, 2010, by and among Dynegy Inc., High River Limited Partnership, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on December 7, 2010).

10.14
Loan and Security Agreement, dated as of June 15, 2011, among WestPoint Home, Inc., as the Borrower, the Lenders from time to time party thereto, and Bank of America, N.A., as the Administrative Agent (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on August 9, 2011).

10.15
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

10.16
Investment Agreement, by and between Federal-Mogul Corporation and IEH FM Holdings LLC, dated December 2, 2012 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on December 3, 2012).

10.17
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

10.19
Contribution and Exchange Agreement, dated January 12, 2010, among Icahn Enterprises, Beckton Corp., Barberry Corp., Modal LLC and Caboose Holding, LLC (incorporated by reference to Exhibit 10.2 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 15, 2010).

10.20
Contribution and Exchange Agreement, dated January 12, 2010, among Icahn Enterprises, Beckton Corp., Barberry Corp., Koala Holding Limited Partnership, High River Limited Partnership and Meadow Walk Limited Partnership (incorporated by reference to Exhibit 10.3 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 15, 2010).

10.21
Contribution and Exchange Agreement by and among Icahn Enterprises, Beckton Corp., Barberry Corp., High River Limited Partnership, and Koala Holding Limited Partnership dated August 24, 2012 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on August 28, 2012).

10.22
Contribution Agreement, dated September 20, 2013, among AEP Rail Corp., IRL Holding LLC, American Railcar Leasing, LLC and IEP Energy Holding LLC (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on September 25, 2013).

10.23
Registration Rights Agreement, dated January 17, 2012, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies & Company, Inc., as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 17, 2012).

10.24
Registration Rights Agreement, dated February 6, 2012, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies & Company, Inc., as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on February 6, 2012).

10.25
Registration Rights Agreement, dated July 12, 2012, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies & Company, Inc., as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on July 12, 2012).

10.26
Registration Rights Agreement, dated August 1, 2013, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on August 1, 2013).

10.27
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

10.28
Amended and Restated Co- Manager Agreement, dated July 24, 2012, among Icahn Enterprises L.P., Icahn Capital LP and Brett Icahn (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on July 27, 2012).

10.29
Amended and Restated Co- Manager Agreement, dated July 24, 2012, among Icahn Enterprises L.P., Icahn Capital LP and David Schechter (incorporated by reference to Exhibit 10.2 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on July 27, 2012).

10.30
Amended and Restated Co- Manager Agreement, dated October 22, 2013, among Icahn Enterprises, Icahn Capital LP and each of Brett Icahn and David Schechter (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on October 22, 2013).

10.31
Non-Competition Agreement by and between Icahn Enterprises and Carl C. Icahn (incorporated by reference to Exhibit 10.3 to Icahn Enterprises' Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).

10.32	Carl C. Icahn Amendment Agreement (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.33
Employment Agreement by and among Icahn Enterprises, Icahn Capital Management LP and Carl C. Icahn (incorporated by reference to Exhibit 10.2 to Icahn Enterprises' Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).

10.34	Employment Agreement of Daniel A. Ninivaggi, dated as of October 25, 2012 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on October 29, 2012).
10.35	Employment Agreement of Daniel A. Ninivaggi, dated as of February 1, 2013 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on February 6, 2013).
10.36	Employment Agreement of Daniel A. Ninivaggi, dated as of November 8, 2013 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on November 15, 2013).
12.1	Ratio of earnings to fixed charges (Icahn Enterprises).
12.2	Ratio of earnings to fixed charges (Icahn Enterprises Holdings).
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

Exhibit 101(1)
The following financial information from Icahn Enterprises' and Icahn Enterprises Holdings' Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011,(iv) the Consolidated Statement of Changes in Equity for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (vi) the Notes to the Consolidated Financial Statements.

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