Form 10-Q
period 2014-03-31
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2014-05-07
CIK 813762, 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 6, 2014, there were 118,476,374 of Icahn Enterprises' depositary units outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)

	March 31,	December 31,
	2014	2013
ASSETS	(Unaudited)
Cash and cash equivalents	$3,342	$3,262
Cash held at consolidated affiliated partnerships and restricted cash	729	396
Investments	14,846	12,261
Accounts receivable, net	1,927	1,750
Inventories, net	1,964	1,902
Property, plant and equipment, net	8,170	8,077
Goodwill	2,082	2,074
Intangible assets, net	1,099	1,113
Other assets	1,027	910
Total Assets	$35,186	$31,745
LIABILITIES AND EQUITY
Accounts payable	$1,435	$1,353
Accrued expenses and other liabilities	2,489	2,196
Deferred tax liability	1,463	1,394
Securities sold, not yet purchased, at fair value	898	884
Due to brokers	3,853	2,203
Post-employment benefit liability	1,090	1,111
Debt	11,067	9,295
Total liabilities	22,295	18,436

Commitments and contingencies (Note 17)

Equity:
Limited partners: Depositary units: 116,901,926 and 115,900,309 units issued and outstanding at March 31, 2014 and December 31, 2013, respectively	6,214	6,308
General partner	(218)	(216)
Equity attributable to Icahn Enterprises	5,996	6,092
Equity attributable to non-controlling interests	6,895	7,217
Total equity	12,891	13,309
Total Liabilities and Equity	$35,186	$31,745

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:	(Unaudited)
Net sales	$4,666	$4,574
Other revenues from operations	261	236
Net (loss) gain from investment activities	(31)	578
Interest and dividend income	59	26
Other income (loss), net	35	(45)
	4,990	5,369
Expenses:
Cost of goods sold	4,142	3,893
Other expenses from operations	129	122
Selling, general and administrative	360	371
Restructuring	8	8
Impairment	1	—
Interest expense	170	145
	4,810	4,539
Income before income tax expense	180	830
Income tax expense	(103)	(120)
Net income	77	710
Less: net income attributable to non-controlling interests	(106)	(433)
Net (loss) income attributable to Icahn Enterprises	$(29)	$277

Net (loss) income attributable to Icahn Enterprises allocable to:
Limited partners	$(28)	$271
General partner	(1)	6
	$(29)	$277

Basic (loss) income per LP unit	$(0.24)	$2.56
Basic weighted average LP units outstanding	117	106

Diluted (loss) income per LP unit	$(0.24)	$2.50
Diluted weighted average LP units outstanding	117	109
Cash distributions declared per LP unit	$1.50	$1.00

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Net income	$77	$710
Other comprehensive income (loss), net of tax:
Post-employment benefits	2	13
Hedge instruments	—	6
Translation adjustments and other	(5)	(41)
Other comprehensive loss, net of tax	(3)	(22)
Comprehensive income	74	688
Less: Comprehensive income attributable to non-controlling interests	(105)	(427)
Comprehensive (loss) income attributable to Icahn Enterprises	$(31)	$261

Comprehensive (loss) income attributable to Icahn Enterprises allocable to:
Limited partners	$(30)	$256
General partner	(1)	5
	$(31)	$261

Accumulated other comprehensive loss was $808 million and $805 million at March 31, 2014 and December 31, 2013, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2013	$(216)	$6,308	$6,092	$7,217	$13,309
Net (loss) income	(1)	(28)	(29)	106	77
Other comprehensive loss	—	(2)	(2)	(1)	(3)
Partnership distributions	(4)	(195)	(199)	—	(199)
Distributions to non-controlling interests in subsidiaries	—	—	—	(427)	(427)
Changes in subsidiary equity and other	3	131	134	—	134
Balance, March 31, 2014	$(218)	$6,214	$5,996	$6,895	$12,891

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income	$77	$710
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net gain from securities transactions	(154)	(1,158)
Purchases of securities	(2,756)	(1,756)
Proceeds from sales of securities	410	780
Purchases to cover securities sold, not yet purchased	(73)	—
Proceeds from securities sold, not yet purchased	16	79
Changes in receivables and payables relating to securities transactions	1,718	449
Loss (gain) on extinguishment of debt	126	(5)
(Gain) loss on disposal of assets	(5)	47
Depreciation and amortization	197	180
Deferred taxes	63	64
Other, net	12	1
Changes in cash held at consolidated affiliated partnerships and restricted cash	(335)	595
Changes in other operating assets and liabilities	(98)	85
Net cash (used in) provided by operating activities	(802)	71
Cash flows from investing activities:
Capital expenditures	(282)	(279)
Net payments associated with business dispositions	—	(40)
Proceeds from sale of investments	—	13
Purchases of investments	—	(46)
Other, net	(14)	(3)
Net cash used in investing activities	(296)	(355)
Cash flows from financing activities:
Proceeds from equity offerings	—	198
Partnership distributions	(24)	—
Proceeds from offering of subsidiary equity	—	556
Distributions to non-controlling interests in subsidiaries	(427)	(92)
Proceeds from issuance of senior unsecured notes	4,991	—
Proceeds from other borrowings	1,275	64
Repayment of senior unsecured notes	(3,625)	—
Repayments of other borrowings	(1,000)	(442)
Change in restricted cash relating to variable rate note discharge	—	(600)
Other, net	(10)	(7)
Net cash provided by (used in) financing activities	1,180	(323)
Effect of exchange rate changes on cash and cash equivalents	(2)	(13)
Net increase (decrease) in cash and cash equivalents	80	(620)
Cash and cash equivalents, beginning of period	3,262	3,108
Cash and cash equivalents, end of period	$3,342	$2,488

Supplemental information:
Cash payments for interest, net of amounts capitalized	$245	$213
Net cash payments for income taxes	$15	$61
Distribution payable to Icahn Enterprises unitholders	$175	$105
Construction in progress additions included in accounts payable	$27	$27
Changes in accounts payable related to construction in progress additions	$(5)	$(30)

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31,	December 31,
	2014	2013
ASSETS	(Unaudited)
Cash and cash equivalents	$3,342	$3,262
Cash held at consolidated affiliated partnerships and restricted cash	729	396
Investments	14,846	12,261
Accounts receivable, net	1,927	1,750
Inventories, net	1,964	1,902
Property, plant and equipment, net	8,170	8,077
Goodwill	2,082	2,074
Intangible assets, net	1,099	1,113
Other assets	1,049	926
Total Assets	$35,208	$31,761
LIABILITIES AND EQUITY
Accounts payable	$1,435	$1,353
Accrued expenses and other liabilities	2,489	2,196
Deferred tax liability	1,463	1,394
Securities sold, not yet purchased, at fair value	898	884
Due to brokers	3,853	2,203
Post-employment benefit liability	1,090	1,111
Debt	11,067	9,289
Total liabilities	22,295	18,430

Commitments and contingencies (Note 17)

Equity:
Limited partner	6,298	6,393
General partner	(280)	(279)
Equity attributable to Icahn Enterprises Holdings	6,018	6,114
Equity attributable to non-controlling interests	6,895	7,217
Total equity	12,913	13,331
Total Liabilities and Equity	$35,208	$31,761

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Three Months Ended March 31,
	2014	2013
Revenues:	(Unaudited)
Net sales	$4,666	$4,574
Other revenues from operations	261	236
Net (loss) gain from investment activities	(31)	578
Interest and dividend income	59	26
Other income (loss), net	35	(45)
	4,990	5,369
Expenses:
Cost of goods sold	4,142	3,893
Other expenses from operations	129	122
Selling, general and administrative	360	371
Restructuring	8	8
Impairment	1	—
Interest expense	170	145
	4,810	4,539
Income before income tax expense	180	830
Income tax expense	(103)	(120)
Net income	77	710
Less: net income attributable to non-controlling interests	(106)	(433)
Net (loss) income attributable to Icahn Enterprises Holdings	$(29)	$277

Net (loss) income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$(29)	$274
General partner	—	3
	$(29)	$277

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Net income	$77	$710
Other comprehensive income (loss), net of tax:
Post-employment benefits	2	13
Hedge instruments	—	6
Translation adjustments and other	(5)	(41)
Other comprehensive loss, net of tax	(3)	(22)
Comprehensive income	74	688
Less: Comprehensive income attributable to non-controlling interests	(105)	(427)
Comprehensive (loss) income attributable to Icahn Enterprises Holdings	$(31)	$261

Comprehensive (loss) income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$(31)	$258
General partner	—	3
	$(31)	$261

Accumulated other comprehensive loss was $808 million and $805 million at March 31, 2014 and December 31, 2013, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2013	$(279)	$6,393	$6,114	$7,217	$13,331
Net (loss) income	—	(29)	(29)	106	77
Other comprehensive loss	—	(2)	(2)	(1)	(3)
Partnership distributions	(2)	(197)	(199)	—	(199)
Distributions to non-controlling interests in subsidiaries	—	—	—	(427)	(427)
Changes in subsidiary equity and other	1	133	134	—	134
Balance, March 31, 2014	$(280)	$6,298	$6,018	$6,895	$12,913

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income	$77	$710
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net gain from securities transactions	(154)	(1,158)
Purchases of securities	(2,756)	(1,756)
Proceeds from sales of securities	410	780
Purchases to cover securities sold, not yet purchased	(73)	—
Proceeds from securities sold, not yet purchased	16	79
Changes in receivables and payables relating to securities transactions	1,718	449
Loss (gain) on extinguishment of debt	126	(5)
Loss on disposal of assets	(5)	47
Depreciation and amortization	197	180
Deferred taxes	63	64
Other, net	12	1
Changes in cash held at consolidated affiliated partnerships and restricted cash	(335)	595
Changes in other operating assets and liabilities	(98)	85
Net cash (used in) provided by operating activities	(802)	71
Cash flows from investing activities:
Capital expenditures	(282)	(279)
Net payments associated with business dispositions	—	(40)
Proceeds from sale of investments	—	13
Purchases of investments	—	(46)
Other, net	(14)	(3)
Net cash used in investing activities	(296)	(355)
Cash flows from financing activities:
Proceeds from equity offerings	—	198
Partnership distributions	(24)	—
Proceeds from offering of subsidiary equity	—	556
Distributions to non-controlling interests in subsidiaries	(427)	(92)
Proceeds from issuance of senior unsecured notes	4,991	—
Proceeds from other borrowings	1,275	64
Repayment of senior unsecured notes	(3,625)	—
Repayments of other borrowings	(1,000)	(442)
Change in restricted cash relating to variable rate note discharge	—	(600)
Other, net	(10)	(7)
Net cash provided by (used in) financing activities	1,180	(323)
Effect of exchange rate changes on cash and cash equivalents	(2)	(13)
Net increase (decrease) in cash and cash equivalents	80	(620)
Cash and cash equivalents, beginning of period	3,262	3,108
Cash and cash equivalents, end of period	$3,342	$2,488

Supplemental information:
Cash payments for interest, net of amounts capitalized	$245	$213
Net cash payments for income taxes	$15	$61
Distribution payable to Icahn Enterprises unitholders	$175	$105
Construction in progress additions included in accounts payable	$27	$27
Changes in accounts payable related to construction in progress additions	$(5)	$(30)

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of March 31, 2014. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 10, "Debt," and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned 102,857,651, or approximately 88.0%, of Icahn Enterprises' outstanding depositary units as of March 31, 2014.
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
March 31, 2014 (Unaudited)

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
See Note 4, “Investments and Related Matters,” and Note 5, “Fair Value Measurements,” for a detailed discussion of our investments.
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of March 31, 2014 was approximately $11.1 billion and $11.2 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2013 was approximately $9.3 billion and $9.4 billion, respectively.
Restricted Cash
Our restricted cash balance was $708 million and $330 million as of March 31, 2014 and December 31, 2013, respectively.
Adoption of New Accounting Standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-04, which amends FASB ASC Topic 405, Liabilities. This ASU requires the measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This guidance also requires the disclosure of the nature and amount of the obligation as well as other information about those obligations. The guidance is effective for interim and annual periods beginning after December 15, 2013. The adoption of this guidance during the first quarter of 2014 did not have a material impact on our consolidated financial position, results of operations and cash flows.
In March 2013, the FASB issued ASU No. 2013-05, which amends FASB ASC Topic 830, Foreign Currency Matters. This ASU resolves the accounting for certain foreign currency matters with respect to the release of cumulative translation adjustment into net income within a foreign entity under certain circumstances. This ASU is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. This ASU should be applied prospectively to derecognition events occurring after the effective date. The adoption of this guidance during the first quarter of 2014 did not have a material impact on our consolidated financial position, results of operations or cash flows.
In July 2013, the FASB issued ASU No. 2013-11, which amends FASB ASC Topic 740, Income Taxes. This ASU requires that unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operation loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain cases. This ASU is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The adoption of this guidance during the first quarter of 2014 did not have a material impact on our consolidated financial position, results of operations or cash flows.
Recently Issued Accounting Standards
In April 2014, the FASB issued ASU No. 2014-08, which amends FASB ASC Topic 205, Presentation of Financial Statements and FASB ASC Topic 360, Property, Plant, and Equipment. This ASU is effective on a prospective basis applicable activities that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years and changes the requirements for reporting discontinued operations. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial position, results of operations, cash flows and disclosures.
Filing Status of Subsidiaries
Federal-Mogul Holdings Corporation (“Federal-Mogul”), CVR Energy, Inc. ("CVR"), American Railcar Industries, Inc. (“ARI”) and Tropicana Entertainment Inc. (“Tropicana”) are each a public reporting entity under the Securities Exchange Act of 1934, as amended, and file annual, quarterly and current reports and proxy and information statements with the SEC. Each of these reports is publicly available at www.sec.gov.

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
Effective January 1, 2014, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP were merged with and into Icahn Partners. As a result, the Investment Funds now consist solely of Icahn Partners and Icahn Partners Master Fund LP. Other than this merger, no other organizational or policy changes were made within our Investment segment.
We had interests in the Investment Funds with a fair value of approximately $4.7 billion and $3.7 billion as of March 31, 2014 and December 31, 2013, respectively. Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings) had direct investments in the Investment Funds of approximately $4.6 billion and $4.7 billion as of March 31, 2014 and December 31, 2013, respectively.
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
As of March 31, 2014, we owned approximately 80.7% of the total outstanding common stock of Federal-Mogul.
As further described in Note 18, "Subsequent Events - Automotive," in April 2014 Federal-Mogul completed a corporate reorganization pursuant to which Federal-Mogul Corporation became a direct, wholly owned subsidiary of a new public holding company, Federal-Mogul Holdings Corporation.
Acquisitions
In January 2014, Federal-Mogul entered into a definitive purchase agreement to acquire certain business assets of the Honeywell automotive and industrial brake friction business including two recently established manufacturing facilities in China and Romania for a base purchase price of approximately $155 million subject to post-closing adjustments and a potential earn-out payment of up to $5 million, in each case as further enumerated in the purchase agreement. This transaction is subject to customary approvals from regulatory authorities and other stakeholders where required. Federal-Mogul anticipates closing on this transaction during the second half of 2014.
Also in January 2014, Federal-Mogul entered into a definitive asset purchase agreement to acquire Affinia's chassis components business for a base purchase price of $150 million, subject to certain customary closing and post-closing adjustments as further enumerated in the asset purchase agreement. This business serves leading U.S. aftermarket customers with branded and private label chassis product lines. This transaction is subject to customary approvals from regulatory authorities and other stakeholders where required. Federal-Mogul closed on this transaction during the second quarter of 2014.
Accounts Receivable, net
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $315 million and $271 million as of March 31, 2014 and December 31, 2013, respectively. Of those gross amounts, $303 million and $258 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of both March 31, 2014 and December 31, 2013, Federal-Mogul had withdrawn all cash related to such transferred receivables. Proceeds from the transfers of accounts receivable qualifying as sales were $410 million and $333 million for the three months ended March 31, 2014 and 2013, respectively.
For the three months ended March 31, 2014 and 2013, expenses associated with transfers of receivables were $2 million and $1 million, respectively. Such expenses were recorded in the consolidated statements of operations within other income (loss), net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.
Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposure to Federal-Mogul associated with certain of these facilities' terms were $21 million as of both March 31, 2014 and December 31, 2013. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of both March 31, 2014 and December 31, 2013, Federal-Mogul estimated the loss to be immaterial.
Restructuring
During each of the three months ended March 31, 2014 and 2013, Federal-Mogul recorded $8 million in restructuring charges. These restructuring charges consist of employee costs and headcount reduction action plans.
In February 2013, Federal-Mogul's Board of Directors approved the evaluation of restructuring opportunities in order to improve operating performance. Federal-Mogul obtained its Board of Directors' approval to commence a restructuring plan ("Restructuring 2013"). Restructuring 2013 is intended to take place between 2013 and 2015 with an expected total cost of $73 million, of which $58 million and $15 million pertains to employee costs and facility costs, respectively. In connection with Restructuring 2013, Federal-Mogul recorded $4 million and $7 million in restructuring charges for the three months ended March 31, 2014 and 2013, respectively, substantially all of which pertain to employee costs. These restructuring opportunities include potential plant closures and employee headcount reductions in various countries that require consultation with various parties including, but not limited to, unions/works councils, local governments and/or customers. The consultation process can take a significant amount of time and impact the final outcome and timing. Federal-Mogul's policy is to record a provision for qualifying restructuring costs in accordance with the applicable accounting guidance when the outcome of such consultations becomes probable. Federal-Mogul has entered into consultation with works council for one of its French facilities to potentially cease operations; the outcome of such consultation is not yet probable, but could require restructuring charges in the period in which the good faith negotiations conclude.
Energy
We conduct our Energy segment through our majority ownership in CVR. CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces nitrogen fertilizers in the form of urea ammonium nitrate ("UAN") and ammonia. As of March 31, 2014, CVR owned 100% of the general partners of CVR Refining and CVR Partners and approximately 71% of the common units of CVR Refining and approximately 53% of the common units of CVR Partners.
As of March 31, 2014, we owned approximately 82.0% of the total outstanding common stock of CVR. In addition, as of March 31, 2014, we owned approximately 4.0% of the total outstanding common units of CVR Refining directly.

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
On May 28, 2013, Coffeyville Resources, LLC (“CRLLC”), a wholly owned subsidiary of CVR, completed a secondary offering of common units of CVR Partners. The underwriters were granted an option to purchase additional units at the public offering price, which expired unexercised at the end of the option period. The gross proceeds to CRLLC from this secondary offering were $302 million before giving effect to underwriting discounts and offering expenses. CVR Partners did not receive any of the proceeds from the sale of common units by CRLLC.
Petroleum Business
CVR Refining's petroleum business includes a 115,000 barrels per calendar day ("bpcd") rated capacity complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a 70,000 bpcd rated capacity medium complexity crude oil unit refinery in Wynnewood, Oklahoma. The combined production capacity represents approximately 22% of the region's refining capacity. The Coffeyville refinery is situated on approximately 440 acres in southeast Kansas, approximately 100 miles from Cushing, Oklahoma, a major crude oil trading and storage hub. The Wynnewood refinery is situated on approximately 400 acres located approximately 65 miles south of Oklahoma City, Oklahoma and approximately 130 miles from Cushing, Oklahoma.
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
Railcar
We conduct our Railcar segment through our majority ownership interests in ARI and a newly capitalized American Railcar Leasing, LLC ("ARL"). Pursuant to a contribution agreement dated September 20, 2013 (the "ARL Contribution Agreement"), we acquired a 75% economic interest in ARL in October 2013. Pursuant to the ARL Contribution Agreement, on January 1, 2014, we contributed AEP Leasing, LLC, a wholly owned indirect subsidiary of ours, to ARL.
ARI manufactures railcars, which are offered for sale or lease, custom designed railcar parts and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, industrial companies, shippers and Class I railroads. ARI leases railcars that it manufactures to certain markets. ARI provides railcar services consisting of railcar repair services, engineering and field services and fleet management services. More specifically, such services include maintenance planning, project management, tracking and tracing, regulatory compliance, mileage audit, rolling stock taxes, and online service access.
ARL is engaged in the business of leasing railcars to customers with specific requirements whose products require specialized railcars dedicated to transporting, storing, and preserving the integrity of their products. These products are primarily in the energy, food and agriculture, chemical, minerals and petrochemical industries.
Transactions between ARI and ARL have been eliminated in consolidation.
As of March 31, 2014, we owned approximately 55.6% of the total outstanding common stock of ARI.
Gaming
We conduct our Gaming segment through our majority ownership in Tropicana. Tropicana currently owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The eight casino facilities it operates feature approximately 371,600 square feet of gaming space with 6,900 slot machines, 220 table games and 6,000 hotel rooms with three casino facilities located in Nevada and one in each of Mississippi, Indiana, Louisiana, New Jersey and Aruba.
In August 2013, a wholly-owned subsidiary of Tropicana entered into an agreement to purchase Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri (collectively, "Lumière"). On April 1, 2014 the acquisition was completed for a purchase price of $260 million in cash, subject to adjustments. Tropicana funded the net purchase price using cash proceeds from a certain new credit facility issued in November 2013. See Note 10, "Debt - Gaming," for further discussion. Our Gaming segment currently expects to have its purchase price allocation for the Lumière acquisition included in our consolidated financial statements during the second quarter of 2014.
As of March 31, 2014, we owned approximately 67.9% of the total outstanding common stock of Tropicana.
Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase currently operates nine manufacturing facilities and ten distribution centers throughout North America, Europe, South America and Asia and derives approximately 72% of its total net sales from customers located outside the United States.
As of March 31, 2014, we owned approximately 73.5% of the total outstanding common stock of Viskase.
Real Estate
Our Real Estate segment consists of rental real estate, property development and resort activities.
As of March 31, 2014, we owned 29 commercial rental real estate properties. Our property development operations are run primarily through Bayswater Development LLC, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida include land for future residential development of approximately 271 and 1,325 units of residential housing, respectively. Both developments operate golf and resort operations as well. In addition, our Real Estate segment owns an unfinished development property which is located on approximately 23 acres in Las Vegas, Nevada.
As of both March 31, 2014 and December 31, 2013, $56 million of the net investment in financing leases and net real estate leased to others which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.
Home Fashion
We conduct our Home Fashion segment through our indirect wholly owned subsidiary, WestPoint Home LLC (“WPH”), a manufacturer and distributor of home fashion consumer products. WPH is engaged in the business of designing, marketing, manufacturing, sourcing, distributing and selling home fashion consumer products. WPH markets a broad range of manufactured and sourced bed, bath, basic bedding, and other textile products, including sheets, pillowcases, bedspreads, quilts, comforters and duvet covers, bath and beach towels, bath accessories, bed skirts, bed pillows, flocked blankets, woven blankets and throws and mattress pads. WPH recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. In addition, WPH receives a small portion of its revenues through the licensing of its trademarks.

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
Investment
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. As of March 31, 2014 and December 31, 2013, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings) was approximately $4.6 billion and $4.7 billion, respectively, representing approximately 50% and 56%, respectively, of the Investment Funds' asset under management.
Icahn Capital LP ("Icahn Capital"), a wholly owned indirect subsidiary of ours that owns the general partners of the Investment Funds, pays for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent); Icahn Capital is allocated pro rata for such expenses in accordance with each investor's capital accounts in the Investment Funds. Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds, generally when such expenses are paid. Such expenses relate to the operation, administration and investment activities of Icahn Capital for the benefit of the Investment Funds (including salaries, benefits and rent) and are allocated pro rata in accordance with each investor's capital accounts in the Investment Funds. For the three months ended March 31, 2014 and 2013, $16 million and $27 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.
Automotive
On December 6, 2013, Federal-Mogul entered into a backstop commitment letter ("Backstop Commitment") with High River Limited Partnership ("High River"), an affiliate of Mr. Icahn, in favor of Federal-Mogul with respect to its existing Tranche B term loan. The Backstop Commitment provided that if Federal-Mogul was unable to refinance its Tranche B term loan on or prior to September 27, 2014, High River or an affiliate thereof with at least the same net worth would provide loan financing of up to $1.6 billion to Federal-Mogul and its subsidiaries on arms-length terms to provide the funding necessary to repay the Tranche B term loan. As described in Note 18, "Subsequent Events - Automotive," the Backstop Commitment was terminated in connection with an amendment to Federal-Mogul's credit agreement on April 15, 2014.
Railcar
Agreements with ACF Industries LLC
In January 2013, ARI entered into a purchasing and engineering services agreement and license with ACF Industries LLC ("ACF"), an affiliate of Mr. Icahn. The agreement was unanimously approved by the independent directors of ARI’s and Icahn

Enterprises' audit committees on the basis that the terms of the agreement were not materially less favorable to ARI than those that could have been obtained in a comparable transaction with an unrelated person. Under this agreement, ARI provides purchasing support and engineering services to ACF in connection with ACF’s manufacture and sale of certain tank railcars at its facility in Milton, Pennsylvania. Additionally, ARI has granted ACF a nonexclusive, non-assignable license to certain of ARI’s intellectual property, including certain designs, specifications, processes and manufacturing know-how required to manufacture and sell such tank railcars during the term of the agreement. Subject to certain early termination events, the agreement will terminate on December 31, 2014.
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
ARI's revenues under this agreement were $5.7 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively, and were recorded for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF.
In April 2013, AEP Leasing entered into an agreement (the "ACF Agreement") with ACF whereby AEP Leasing will purchase a total of 1,050 railcars from ACF in 2013 and 2014 for an aggregate purchase price of approximately $150 million. Additionally, AEP Leasing has an option that can be exercised any time prior to September 1, 2014 to purchase an additional 500 railcars for an aggregate purchase price of approximately $70 million.
The ACF Agreement was assumed by ARL in connection with our purchase of a 75% economic interest in ARL. The ACF Agreement was unanimously approved by Icahn Enterprises' audit committee consisting of independent directors, who were advised by independent counsel and an independent financial advisor on the basis that the terms were not less favorable than those terms that could have been obtained in a comparable transaction with an unaffiliated third party. Under this agreement, purchases of railcars from ACF were $28 million for the three months ended March 31, 2014.
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
In December 2012, Icahn Sourcing advised Icahn Enterprises that effective January 1, 2013 it would restructure its ownership and change its name to Insight Portfolio Group LLC (“Insight Portfolio Group”).  In connection with the restructuring, Icahn Enterprises Holdings acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of Icahn Enterprises Holdings, including Federal-Mogul, CVR, Tropicana, ARI, ARL, Viskase, PSC Metals and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. Because of our controlling aggregate interest in Insight Portfolio Group, we consolidate Insight Portfolio Group and all intercompany transactions with respect to Insight Portfolio Group among our subsidiaries have been eliminated in consolidation. In addition, a number of other entities with which Mr. Icahn has a relationship, other than our subsidiaries listed above, also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses, which such amounts are immaterial for each of the three months ended March 31, 2014 and 2013.

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
Our Investment segment applied the fair value option to certain of its investments that would have otherwise been subject to the equity method of accounting.  As of both March 31, 2014 and December 31, 2013, the fair value of these investments was less than $1 million. During the three months ended March 31, 2014 and 2013, our Investment segment recorded gains of less than $1 million and $40 million, respectively, associated with these investments. Such amounts are included in net (loss) gain from investment activities in our consolidated statements of operations.
We believe that these investments to which we applied the fair value option are not material, individually or in the aggregate, to our consolidated financial statements.
Other Segments
The carrying value of investments held by our Automotive, Energy, Railcar, Gaming and Home Fashion segments and our Holding Company consist of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Equity method investments	$295	$284
Other investments	138	151
	$433	$435
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
March 31, 2014 (Unaudited)

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the investment. Significant transfers, if any, between the levels within the fair value hierarchy are recognized at the beginning of the reporting period when changes in circumstances require such transfers.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

Investment
The following table summarizes the valuation of the Investment Funds' investments and derivative contracts by the above fair value hierarchy levels as of March 31, 2014 and December 31, 2013:

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments:
Equity securities:
Communications	$1,861	$—	$—	$1,861	$820	$—	$—	$820
Consumer, non-cyclical	3,719	—	—	3,719	3,344	178	—	3,522
Consumer, cyclical	368	—	—	368	414	—	—	414
Diversified	28	—	—	28	29	—	—	29
Energy	2,798	293	—	3,091	3,050	—	—	3,050
Financial	480	—	—	480	300	—	—	300
Funds	—	—	—	—	—	6	—	6
Technology	4,355	—	—	4,355	3,173	—	—	3,173
	13,609	293	—	13,902	11,130	184	—	11,314
Corporate debt:
Consumer, cyclical	—	—	286	286	—	—	287	287
Financial	—	11	—	11	—	11	—	11
Sovereign debt	—	5	—	5	—	5	—	5
Utilities	—	31	—	31	—	29	—	29
	—	47	286	333	—	45	287	332
Mortgage-backed securities:
Financial	—	178	—	178	—	180	—	180
	13,609	518	286	14,413	11,130	409	287	11,826
Derivative contracts, at fair value(1)	—	1	—	1	—	—	—	—
	$13,609	$519	$286	$14,414	$11,130	$409	$287	$11,826
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Communications	$9	$—	$—	$9	$—	$—	$—	$—
Consumer, non-cyclical	—	—	—	—	44	—	—	44
Consumer, cyclical	880	—	—	880	787	—	—	787
Financial	9	—	—	9	45	—	—	45
Funds	—	—	—	—	—	8	—	8
	898	—	—	898	876	8	—	884
Derivative contracts, at fair value(2)	—	820	—	820	—	639	—	639
	$898	$820	$—	$1,718	$876	$647	$—	$1,523

(1)	Included in other assets in our consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

The changes in investments measured at fair value for which our Investment segment has used Level 3 input to determine fair value are as follows:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Balance at January 1	$287	$288
Gross realized and unrealized gains	—	4
Gross proceeds	(1)	(2)
Balance at March 31	$286	$290
Unrealized losses of less than $1 million are included in earnings related to Level 3 investments still held at March 31, 2014 by our Investment segment. Total realized and unrealized gains and losses recorded for Level 3 investments, if any, are reported in net (loss) gain from investment activities in our consolidated statements of operations.
The Investment Funds held one Level 3 corporate debt investment at March 31, 2014.  Fair value was determined through yield analysis of comparable loans to which we applied a risk premium that we determined to be appropriate, which resulted in a lower valuation for our Level 3 investment.  Increasing the risk premium by 1% would result in a 2% decrease in the fair value of the loan. Decreasing the risk premium by 1% would have no effect on the fair value of the loan because the loan is callable at par.
Other Segments and Holding Company
The following table summarizes the valuation of our Automotive and Energy segments and our Holding Company investments, derivative contracts and other liabilities by the above fair value hierarchy levels as of March 31, 2014 and December 31, 2013:

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Marketable equity and debt securities	$5	$—	$—	$5	$1	$—	$—	$1
Trading securities	—	—	102	102	—	—	116	116
Derivative contracts, at fair value(1)	—	72	—	72	—	1	—	1
	$5	$72	$102	$179	$1	$1	$116	$118
Liabilities
Other liabilities	$—	$29	$—	$29	$—	$16	$—	$16
Derivative contracts, at fair value(2)	—	25	—	25	—	35	—	35
	$—	$54	$—	$54	$—	$51	$—	$51

(1)	Amounts are classified within other assets in our consolidated balance sheets.

(2)	Amounts are classified within accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

The changes in trading securities measured at fair value for which our Holding Company have used Level 3 inputs to determine fair value are as follows:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Balance at January 1	$116	$81
Purchase	—	46
Gross unrealized losses	(14)	(2)
Balance at March 31	$102	$125
Unrealized losses of $14 million are included in earnings related to Level 3 investments still held at March 31, 2014 by our Holding Company. Total realized and unrealized gains and losses recorded for Level 3 investments, if any, are reported in net (loss) gain from investment activities in our consolidated statements of operations.

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
March 31, 2014 (Unaudited)

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
The Investment Funds were parties to swap agreements (“Swaps”) with respect to shares of SPDR.  In August 2013, certain of the Investment Funds assigned their rights and obligations under certain of the Swaps to IEH Investments I LLC (“IEH Investments”), a wholly owned subsidiary of ours, and Koala, an affiliate of Mr. Icahn's. Certain of the Investment Funds assigned swaps referencing an aggregate 9.7 million SPDR shares to IEH Investments and swaps referencing an aggregate 7.7 million SPDR shares to Koala.  In addition, the Investment Funds distributed an aggregate $234 million to IEH Investments and an aggregate $185 million to Koala, amounts equal to the underlying obligations under the assigned Swaps. As of March 31, 2014 and December 31, 2013, there were unrealized losses of $21 million and $14 million, respectively, with respect to these Swaps.
The Investment Funds may also purchase and write option contracts. As a writer of option contracts, the Investment Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Investment Funds are obligated to purchase or sell, at the holder's option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds' satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets. At March 31, 2014, the maximum payout amounts relating to certain put options written by the Investment Funds were $302 million.  At December 31, 2013, the maximum payout amounts relating to certain put options written by the Investment Funds were $8.0 billion. As of March 31, 2014 and December 31, 2013, there were unrealized gains of less than $1 million and $131 million, respectively, with respect to these put options.
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds' derivative instruments with credit-risk-related contingent features that are in a liability position at March 31, 2014 and December 31, 2013 was $820 million and $639 million, respectively.
At March 31, 2014 and December 31, 2013, the Investment Funds had $634 million and $255 million, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash in our consolidated balance sheets.
U.S. GAAP requires the disclosure of information about obligations under certain guarantee arrangements. Such guarantee arrangements requiring disclosure include contracts that contingently require the guarantor to make payments to the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

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
Federal-Mogul had commodity price hedge contracts outstanding with combined notional values of $52 million and $51 million at March 31, 2014 and December 31, 2013, respectively, substantially all of which mature within one year in each of the respective periods and all of which were designated as hedging instruments for accounting purposes. Unrealized net losses of $2 million and $1 million were recorded in accumulated other comprehensive loss as of March 31, 2014 and December 31, 2013, respectively.
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
Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Federal-Mogul had notional values of $9 million and $12 million of foreign currency hedge contracts outstanding at March 31, 2014 and December 31, 2013, respectively, all of which were designated as hedging instruments for accounting purposes. Unrealized net losses of zero and $1 million were recorded in accumulated other comprehensive loss as of March 31, 2014 and December 31, 2013, respectively, for these foreign currency contracts.
Concentrations of Credit Risk
Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. Federal-Mogul's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of Federal-Mogul's direct sales during the three months

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

ended March 31, 2014. Federal-Mogul had two VCS customers that accounted for 22% of its net accounts receivable balance as of March 31, 2014. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.
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
CVR maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the consolidated balance sheets. The maintenance margin balance is included within other assets within consolidated balance sheets. Depending upon the position of the open commodity derivatives as of the reporting date, the amounts are classified either as an asset or liability within the consolidated balance sheets. From time to time, CVR may be required to deposit additional funds into this margin account. There were no open commodity positions at March 31, 2014. The fair value of the open commodity positions as of December 31, 2013 was a net loss of less than $1 million which is included in accrued expenses and other liabilities in the consolidated balance sheets. For the three months ended March 31, 2014 and 2013, CVR recognized a net realized and unrealized loss of less than $1 million and $2 million, respectively, which is included in other income (loss), net in the consolidated statements of operations.
Commodity Swaps
CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the consolidated balance sheets with changes in fair value currently recognized in the consolidated statement of operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. As of March 31, 2014 and December 31, 2013, CVR had open commodity hedging instruments consisting of 18.1 million and 23.3 million barrels of crack spreads, respectively, primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at March 31, 2014 and December 31, 2013 was a net asset of $72 million and liability of $16 million, respectively. For the three months ended March 31, 2014 and 2013, CVR recognized net realized and unrealized gains of $110 million and realized and unrealized losses of $18 million, respectively, which is included in other income (loss), net in the consolidated statements of operations.
Interest Rate Swaps
Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF") is subject to two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt, which matures in April 2016. The aggregate notional amount covered under these agreements totals $63 million (split evenly between the two agreement dates) and commenced on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three-month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three-month LIBOR and pay a fixed rate of 1.975%. Both swap agreements are settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three-month LIBOR as governed by the CRNF credit facility. As of both March 31, 2014 and December 31, 2013, the effective rate was approximately 4.6%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in interest expense in the consolidated statements of operations. The realized losses on the interest rate swaps reclassified from accumulated other comprehensive loss into interest expense was less than $1 million for each of the three months ended March 31, 2014 and 2013.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

Consolidated Derivative Information
At March 31, 2014, the volume of our derivative activities based on their notional exposure, categorized by primary underlying risk, are as follows:

	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Credit default swaps	$—	$302
Equity swaps	1	10,646
Foreign currency forwards	9	1,727
Interest rate swap contracts	—	63
Commodity contracts	52	502
The following table presents the consolidated fair values of our derivatives that are not designated as hedging instruments:

Derivatives Not Designated as Hedging Instruments	Asset Derivatives(1)		Liability Derivatives(2)
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(in millions)
Equity contracts	$—	$—	$831	$654
Foreign exchange contracts	—	1	2	—
Credit contracts	1	—	8	—
Commodity contracts	77	17	5	33
Sub-total	78	18	846	687
Netting across contract types(3)	(5)	(17)	(5)	(17)
Total(3)	$73	$1	$841	$670

(1)	Net asset derivatives are located within other assets in our consolidated balance sheets.

(2)	Net liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.

(3)	Excludes netting of cash collateral received and posted. The total collateral posted at March 31, 2014 and December 31, 2013 was $634 million and $255 million, respectively, across all counterparties.

The following table presents the effects of our derivative instruments not designated as hedging instruments on the statements of operations for the three months ended March 31, 2014 and 2013:

	Gain (Loss) Recognized in Income(1)
Derivatives Not Designated as Hedging Instruments	Three Months Ended March 31,
	2014	2013
	(in millions)
Equity contracts	$(176)	$(645)
Foreign exchange contracts	—	68
Credit contracts	(6)	—
Commodity contracts	131	(51)
	$(51)	$(628)

(1)
Gains (losses) recognized on derivatives are classified in net (loss) gain from investment activities in our consolidated statements of operations for our Investment segment and are included in other income (loss), net for all other segments.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

The following table presents the consolidated fair values of our derivative instruments that are designated as cash flow hedging instruments:

Derivatives Designated as Cash Flow Hedging Instruments	Asset Derivatives(1)		Liability Derivatives(2)
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(in millions)
Interest rate swap contracts	$—	$—	$2	$2
Foreign exchange contracts	—	—	—	1
Commodity contracts	1	1	3	2
Sub-total	1	1	5	5
Netting across contract types	(1)	(1)	(1)	(1)
Total	$—	$—	$4	$4

(1)	Located within other assets in our consolidated balance sheets.

(2)	Located within accrued expenses and other liabilities in our consolidated balance sheets.

The following tables present the effect of our derivative instruments that are designated as cash flow hedging instruments on our consolidated financial statements for the three months ended March 31, 2014 and 2013:

Three Months Ended March 31, 2014
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$—	$—	Interest expense
Commodity contracts	(2)	(1)	Cost of goods sold
Foreign currency contracts	—	(1)	Cost of goods sold
	$(2)	$(2)

Three Months Ended March 31, 2013
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$(1)	$(7)	Interest expense
Commodity contracts	(2)	—	Cost of goods sold
Foreign currency contracts	—	—	Cost of goods sold
	$(3)	$(7)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

7.	Inventories, Net.
Inventories, net consists of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Raw materials	$503	$499
Work in process	290	252
Finished goods	1,171	1,151
	$1,964	$1,902

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
	(in millions)
Automotive	$1,368	$(226)	$1,142	$1,360	$(226)	$1,134
Energy	930	—	930	930	—	930
Railcar	7	—	7	7	—	7
Food Packaging	3	—	3	3	—	3
	$2,308	$(226)	$2,082	$2,300	$(226)	$2,074

Intangible assets, net consists of the following:

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$918	$(305)	$613	$914	$(291)	$623
Developed technology	120	(69)	51	120	(67)	53
In-place leases	121	(56)	65	121	(53)	68
Gasification technology license	60	(5)	55	60	(4)	56
Other	47	(18)	29	47	(18)	29
	$1,266	$(453)	$813	$1,262	$(433)	$829
Indefinite-lived intangible assets:
Trademarks and brand names			$257			$255
Gaming licenses			29			29
			286			284
Intangible assets, net			$1,099			$1,113
Amortization expense associated with definite-lived intangible assets for the three months ended March 31, 2014 and 2013 was $20 million and $21 million, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

Automotive
During the first quarter of 2014, our Automotive segment acquired Dimitrovgradskiy Zavod Vkladishey, a Russian bearings manufacturer, for $17 million in cash and allocated $8 million to goodwill, $4 million to customer relationships and $2 million to trademarks and brand names.
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

9.	Property, Plant and Equipment, Net.
Property, plant and equipment, net consists of the following:

	Useful Life	March 31, 2014	December 31, 2013
	(in years)	(in millions)
Land		$467	$465
Buildings and improvements	4 - 40	2,131	2,107
Machinery, equipment and furniture	1 - 30	5,156	5,068
Assets leased to others	15 - 39	3,105	3,017
Construction in progress		671	632
		11,530	11,289
Less: Accumulated depreciation and amortization		(3,360)	(3,212)
Property, plant and equipment, net		$8,170	$8,077
Depreciation and amortization expense related to property, plant and equipment for the three months ended March 31, 2014 and 2013 was $167 million and $149 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

10.	Debt.
Debt consists of the following:

	Icahn Enterprises		Icahn Enterprises Holdings
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(in millions)		(in millions)
5.875% senior unsecured notes due 2022 - Icahn Enterprises/Icahn Enterprises Holdings	$1,337	$—	$1,337	$—
6.00% senior unsecured notes due 2020 - Icahn Enterprises/Icahn Enterprises Holdings	1,710	493	1,710	493
4.875% senior unsecured notes due 2019 - Icahn Enterprises/Icahn Enterprises Holdings	1,269	—	1,269	—
8.00% senior unsecured notes due 2018 - Icahn Enterprises/Icahn Enterprises Holdings	—	2,473	—	2,470
3.50% senior unsecured notes due 2017 - Icahn Enterprises/Icahn Enterprises Holdings	1,169	—	1,169	—
7.75% senior unsecured notes due 2016 - Icahn Enterprises/Icahn Enterprises Holdings	—	1,050	—	1,047
Debt facilities - Automotive	2,499	2,494	2,499	2,494
Debt facilities - Energy	500	500	500	500
Credit facilities - Energy	125	125	125	125
Debt and credit facilities - Railcar	1,683	1,448	1,683	1,448
Credit facilities - Gaming	297	298	297	298
Senior secured notes and revolving credit facility - Food Packaging	274	215	274	215
Mortgages payable - Real Estate	48	49	48	49
Other	156	150	156	150
	$11,067	$9,295	$11,067	$9,289
Senior Unsecured Notes - Icahn Enterprises and Icahn Enterprises Holdings
5.875% Senior Unsecured Notes Due 2022
On January 29, 2014, we and Icahn Enterprises Finance Corp. (“Icahn Enterprises Finance”) (collectively, the “Issuers”) issued $1.350 billion in aggregate principal amount of 5.875% Senior Notes due 2022 (the “2022 Notes”) pursuant to the purchase agreement, dated January 22, 2014 (the “2022 Notes Purchase Agreement”), by and among the Issuers, Icahn Enterprises Holdings, as guarantor, and Jefferies LLC, as initial purchaser (the “2022 Notes Purchaser”). The 2022 Notes were priced at 100.000% of their face amount.  The net proceeds from the sale of the 2022 Notes were approximately $1.340 billion after deducting the initial purchaser’s discount and commission and estimated fees and expenses related to the offering.  Interest on the 2022 Notes will be payable on February 1 and August 1 of each year, commencing August 1, 2014. The 2022 Notes Purchase Agreement contains customary representations, warranties and covenants of the parties and indemnification and contribution provisions whereby the Issuers and the Guarantor, on the one hand, and the 2022 Notes Purchaser, on the other, have agreed to indemnify each other against certain liabilities.
The Issuers issued the 2022 Notes under the indenture dated as of January 29, 2014 (the “2022 Indenture”), among the Issuers, Icahn Enterprises Holdings, as guarantor (the “Guarantor”), and Wilmington Trust Company, as trustee. The 2022 Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments.  On or after August 1, 2017 and prior to February 1, 2018, the Issuers may redeem all of the 2022 Notes at a price equal to 104.406% of the principal amount of the 2022 Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 102.938% on and after February 1, 2018, 101.469% on or after February 1, 2019 and 100.000% on and after February 1, 2020.  Before August 1, 2017, the Issuers may redeem the 2022 Notes upon

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

repayment of a make-whole premium. Before February 1, 2017, the Issuers may redeem up to 35% of the aggregate principal amount of 2022 Notes with the net proceeds of certain equity offerings at a price equal to 105.875% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the 2022 Notes originally issued remains outstanding immediately after such redemption. If the Issuers experience a change of control, the Issuers must offer to purchase for cash all or any part of each holder’s 2022 Notes at a purchase price equal to 101% of the principal amount of the 2022 Notes, plus accrued and unpaid interest.
The 2022 Notes and the related guarantee are the senior unsecured obligations of the Issuers and rank equally with all of the Issuers’ and the Guarantor’s existing and future senior unsecured indebtedness and senior to all of the Issuers’ and the Guarantor’s existing and future subordinated indebtedness.  The 2022 Notes and the related guarantee are effectively subordinated to the Issuers’ and the Guarantor’s existing and future secured indebtedness to the extent of the collateral securing such indebtedness.  The 2022 Notes and the related guarantee are also effectively subordinated to all indebtedness and other liabilities of the Issuers’ subsidiaries other than the Guarantor.
In connection with the sale of the 2022 Notes, the Issuers and the Guarantor entered into a certain registration rights agreement dated January 29, 2014. See below for further discussion of this registration rights agreement.
6.00% Senior Unsecured Notes Due 2020
On August 1, 2013, the Issuers issued $500 million aggregate principal amount of 6% Senior Notes due 2020 (the “Initial 2020 Notes”) pursuant to the purchase agreement, dated July 29, 2013, by and among the Issuers, Icahn Enterprises Holdings, as guarantor, and Jefferies & Company, Inc., as initial purchaser. In addition, as described below, on January 21, 2014, the Issuers issued $1.200 billion in aggregate principal amount of 6% Senior Notes due 2020 (the "Additional 2020 Notes" and together with the Initial 2020 Notes, the "2020 Notes") pursuant to the purchase agreement, dated January 8, 2014, by and among the Issuers, the Guarantor, and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, Jefferies LLC and UBS Securities LLC, as initial purchasers. The net proceeds from the sale of the Initial 2020 Notes and the Additional 2020 Notes were $493 million and approximately $1.217 billion, respectively, after deducting the initial purchasers' discount and commission and estimated fees and expenses related to the offerings. The Additional 2020 Notes constitute the same series of securities of the 2020 Notes for purposes of the indenture governing the notes and vote together on all matters with such series. The Additional 2020 Notes have substantially identical terms as the Initial 2020 Notes. Interest on the 2020 Notes is payable on February 1 and August 1 of each year, commencing February 1, 2014.
The 2020 Notes were issued under and are governed by an indenture, dated August 1, 2013 (the “2020 Indenture”), among the Issuers, the Guarantor and Wilmington Trust Company, as trustee. The 2020 Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments. On or after February 1, 2017, the Issuers may redeem all of the 2020 Notes at a price equal to 104.5% of the principal amount of the 2020 Notes, plus accrued and unpaid interest, with such option redemption prices decreasing to 103.0% on and after August 1, 2017, 101.5% on or after August 1, 2018 and 100% on and after August 1, 2019. Before August 1, 2016, the Issuers may redeem up to 35% of the aggregate principal amount of the 2020 Notes with the net proceeds of certain equity offerings at a price equal to 106.0% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the 2020 Notes, as the case may be, originally issued remains outstanding immediately after such redemption. In addition, the 2020 Notes are redeemable prior to February 1, 2017 by paying a “make whole” premium. If the Issuers experience a change of control, the Issuers must offer to purchase for cash all or any part of each holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest.
The 2020 Notes and the related guarantee are the senior unsecured obligations of the Issuers and the Guarantor and rank equally with all of the Issuers' and the Guarantor's existing and future senior unsecured indebtedness and rank senior to all of the Issuers' and the Guarantor's existing and future subordinated indebtedness. The series of notes constituting the 2020 Notes and the related guarantee are effectively subordinated to the Issuers' and the Guarantor's existing and future secured indebtedness to the extent of the collateral securing such indebtedness. The series of notes constituting the 2020 Notes and the related guarantee are also effectively subordinated to all indebtedness and other liabilities of the Issuers' subsidiaries other than the Guarantor.
In connection with the issuance of the Initial 2020 Notes on August 1, 2013, the Issuers and the Guarantor entered into a registration rights agreement dated August 1, 2013. On September 26, 2013, we filed an initial registration statement on Form S-4 with respect to the Initial 2020 Notes for the sole purpose of exchanging the unregistered Initial 2020 Notes for notes that

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

are registered with the SEC ("Exchange Notes"). The exchange offer registration statement on Form S-4 with respect to the Initial 2020 Notes was declared effective on December 9, 2013. Pursuant to the registration rights agreement dated August 1, 2013, we subsequently commenced the exchange offer to exchange the Initial 2020 Notes for Exchange Notes which exchange offer expired on January 15, 2014. All of the Initial 2020 Notes were properly tendered in the exchange offer and accepted by us in exchange for the Exchange Notes.
In connection with the sale of the Additional 2020 Notes, the Issuers and the Guarantor entered into a certain registration rights agreement dated January 29, 2014. See below for further discussion of this registration rights agreement.
4.875% Senior Unsecured Notes Due 2019 and 3.50% Senior Notes due 2017
On January 21, 2014, the Issuers issued $1.275 billion in aggregate principal amount of our 4.875% Senior Notes due 2019 (the “2019 Notes”) and $1.175 billion in aggregate principal amount of our 3.500% Senior Notes due 2017 (the “2017 Notes”) pursuant to the purchase agreement, dated January 8, 2014, by and among the Issuers, Icahn Enterprises Holdings, as guarantor, and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, Jefferies LLC and UBS Securities LLC, as initial purchasers (the “New Notes Purchasers”). The net proceeds from the sale of the 2019 Notes and the 2017 Notes were approximately $1.269 billion and $1.169 billion, respectively, after deducting the initial purchasers' discount and commission and estimated fees and expenses related to the offering.
We used the proceeds from the issuance of the Additional 2020 Notes, the 2019 Notes, and the 2017 Notes to refinance our 2010-2012 Notes (as defined below). As a result of this refinancing, we purchased $3.500 billion aggregate principal of the 2010-2012 Notes and recognized a loss of $108 million on extinguishment of debt during the first quarter of 2014. The 2016 Notes (as defined below) and the 2018 Notes (as defined below) comprising the 2010-2012 Notes were discharged in full on February 6, 2014.
The Issuers issued the 2019 Notes and the 2017 Notes under an indenture dated as of January 21, 2014 (the “2017 and 2019 Indenture”), among the Issuers, Icahn Enterprises Holdings, as guarantor, and Wilmington Trust Company, as trustee. The 2017 and 2019 Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments. On or after July 15, 2016 and prior to January 15, 2017, the Issuers may redeem all or part of the 2019 Notes at a price equal to 103.6563% of the principal amount of the 2019 Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 102.4375% on and after January 15, 2017 and 100.000% on and after January 15, 2018. Before July 15, 2016, the Issuers may redeem the 2019 Notes upon repayment of a make-whole premium. Before July 15, 2016, the Issuers may redeem up to 35% of the aggregate principal amount of the 2019 Notes with the net proceeds of certain equity offerings at a price equal to 104.8750% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the 2019 Notes originally issued remains outstanding immediately after such redemption. On or after February 15, 2017, the Issuers may redeem some or all of the 2017 Notes at a price equal to 100.000% of the principal amount of the 2017 Notes, plus accrued and unpaid interest. If the Issuers experience a change of control, the Issuers must offer to purchase for cash all or any part of each holder’s 2019 Notes and 2017 Notes at a purchase price equal to 101% of the principal amount of 2019 Notes and 2017 Notes, plus accrued and unpaid interest.
In connection with the sale of the Additional 2020 Notes, the 2019 Notes and the 2017 Notes (collectively, the "New Notes") and the 2022 Notes, the Issuers and the Guarantor entered into two registration rights agreements, one dated January 21, 2014 and the other January 29, 2014 (the “Registration Rights Agreements”), with the New Notes Purchasers and the 2022 Notes Purchaser, respectively.  Pursuant to the Registration Rights Agreements, on March 28, 2014, we filed an initial Form S-4 with respect to the New Notes and 2022 Notes for the sole purpose of exchanging the unregistered New Notes and the 2022 Notes for Exchange Notes. The exchange offer registration statement on Form S-4 with respect to the New Notes and the 2022 Notes was declared effective on April 24, 2014. Pursuant to the Registration Rights Agreements, we subsequently commenced the exchange offer to exchange the New Notes and the 2022 Notes for Exchange Notes which exchange offer is currently set to expire on May 23, 2014.
8.00% Senior Unsecured Notes Due 2018 and 7.75% Senior Unsecured Notes Due 2016
On January 15, 2010, the Issuers issued $850 million aggregate principal amount of 7.75% Senior Unsecured Notes due 2016 (the “2016 Notes”) and $1.150 billion aggregate principal amount of 8% Senior Unsecured Notes due 2018 (the “2018 Notes” and, together with the 2016 Notes, the “Initial Notes”) pursuant to the purchase agreement, dated January 12, 2010, by and among the Issuers, Icahn Enterprises Holdings, as guarantor, and Jefferies & Company, Inc., as initial purchaser. The gross

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

proceeds from the sale of the Initial Notes were $1.987 billion, a portion of which was used to retire certain notes during 2010. Interest on the Initial Notes was payable on January 15 and July 15 of each year, commencing July 15, 2010.
On November 12, 2010, the Issuers issued an additional $200 million aggregate principal amount of the 2016 Notes and $300 million aggregate principal amount of the 2018 Notes (such notes are collectively referred to as the “2010 Additional Notes”), pursuant to the purchase agreement, dated November 8, 2010, by and among the Issuers, Icahn Enterprises Holdings, as guarantor, and Jefferies & Company, Inc., as initial purchaser. The gross proceeds from the sale of the 2010 Additional Notes were $512 million. On January 17, 2012, February 6, 2012 and July 12, 2012, the Issuers issued an additional $1.000 billion aggregate principal amount of the 2018 Notes (such notes are collectively referred to as the “2012 Additional Notes”), pursuant to respective purchase agreements, by and among the Issuers, Icahn Enterprises Holdings, as guarantor, and Jefferies & Company, Inc., as initial purchaser. The 2010 Additional Notes and 2012 Additional Notes constituted the same series of securities as the Initial Notes for purposes of the indenture governing the notes and voted together on all matters with such series. The 2010 Additional Notes and the 2012 Additional Notes had substantially identical terms as the Initial Notes.
The Initial Notes, the 2010 Additional Notes and the 2012 Additional Notes (referred to collectively as the "2010-2012 Notes") were issued under and are governed by an indenture, dated January 15, 2010 (the “2016 and 2018 Indenture”), among the Issuers, the Guarantor and Wilmington Trust Company, as trustee. The 2016 and 2018 Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments. On or after January 15, 2013, the Issuers were able to redeem all of the 2016 Notes at a price equal to 103.875% of the principal amount of the 2016 Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 101.938% on and after January 15, 2014 and 100% on and after January 15, 2015. On or after January 15, 2014, the Issuers were able to redeem all of the 2018 Notes at a price equal to 104.000% of the principal amount of the 2018 Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 102.000% on and after January 15, 2015 and 100% on and after January 15, 2016. Before January 15, 2013, the Issuers were able to redeem up to 35% of the aggregate principal amount of each of the 2016 Notes and 2018 Notes with the net proceeds of certain equity offerings at a price equal to 107.750% and 108.000%, respectively, of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the 2016 Notes or 2018 Notes, as the case may be, originally issued remained outstanding immediately after such redemption. If the Issuers experienced a change of control, the Issuers were required to purchase for cash all or any part of each holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest.
As discussed above, we used the proceeds from the issuance of New Notes and 2022 Notes on January 21, 2014 and January 29, 2014, respectively, to refinance our 2010-2012 Notes.
Senior Unsecured Notes Restrictions and Covenants
The indentures governing both the New Notes and the 2022 Notes restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date we and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates.
As of March 31, 2014 and December 31, 2013, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of March 31, 2014, based on covenants in the indentures governing our senior unsecured notes, we are permitted to incur approximately $1.6 billion in additional indebtedness.
Debt Facilities - Automotive
On December 6, 2013, Federal-Mogul entered into an amendment (the “Federal-Mogul Revolver Amendment”) of its Term Loan and Revolving Credit Agreement dated as of December 27, 2007 (as amended, the “Federal-Mogul Credit Agreement”), among Federal-Mogul, the lenders party thereto, Citicorp USA, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wachovia Capital Finance Corporation and Wells Fargo Foothill, LLC, as Co-Documentation Agents, to amend its existing revolving credit facility to provide for a replacement revolving credit facility (the “Federal-Mogul Replacement Revolving Facility”). The Federal-Mogul Revolver Amendment, among other things, (i) increased the aggregate commitments available under the Federal-Mogul Replacement Revolving Facility from $540 million

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

to $550 million, (ii) extended the maturity date of the Federal-Mogul Replacement Revolving Facility to December 6, 2018, subject to certain limited exceptions described below, and (iii) amended Federal-Mogul’s borrowing base to provide it with additional liquidity.
Advances under the Federal-Mogul Replacement Revolving Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate (as defined in the Credit Agreement) plus an adjustable margin of 0.50% to 1.00% based on the average monthly availability under the Federal-Mogul Replacement Revolving Facility or (ii) Adjusted LIBOR Rate (as defined in the Federal-Mogul Credit Agreement) plus a margin of 1.50% to 2.00% based on the average monthly availability under the Federal-Mogul Replacement Revolving Facility. An unused commitment fee of 0.375% also is payable under the terms of the Revolver Amendment.
Under certain limited circumstances the maturity date of the Federal-Mogul Replacement Revolving Facility may be accelerated. In the event that as of a particular determination date more than $300 million aggregate principal amount of Federal-Mogul’s existing term loans and certain related refinancing indebtedness will become due within 91 days of such determination date, the Federal-Mogul Replacement Revolving Facility will mature on such determination date. See Note 18, "Subsequent Events - Automotive," for discussion about a subsequent amendment to the Credit Agreement.
The Revolver Amendment did not alter Federal-Mogul’s existing tranche B or tranche C term loans under the Credit Agreement. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. All term loans bear interest at LIBOR plus 1.9375%. As described in Note 18, the Federal-Mogul Credit Agreement was amended.
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
The Federal-Mogul Credit Agreement contains certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. Pursuant to the terms of the credit facility, $50 million of the tranche C term loan proceeds were deposited in a term letter of credit account. At March 31, 2014 and December 31, 2013, Federal-Mogul was in compliance with all debt covenants.
As of both March 31, 2014 and December 31, 2013, the borrowing availability under the Federal-Mogul Replacement Revolving Facility was $550 million. Federal-Mogul had $38 million and $39 million of letters of credit outstanding as March 31, 2014 and December 31, 2013, respectively, pertaining to Federal-Mogul's term loan credit facility. To the extent letters of credit associated with the Federal-Mogul Replacement Revolving Facility are issued, there is a corresponding decrease in borrowings available under this facility.
Debt and Credit Facilities - Energy
Senior Secured Notes
On January 23, 2013, a portion of the proceeds from CVR Refining's IPO were utilized to satisfy and discharge the indenture governing the CVR Second Lien Secured Notes due 2017 ("CVR Second Lien Notes"). As a result, all of the outstanding CVR Second Lien Notes were redeemed on January 23, 2013 resulting in a gain on extinguishment of debt of $5 million for our Energy segment in the first quarter of 2013.
On October 23, 2012, CVR Refining LLC (“Refining LLC”) and its wholly owned subsidiary, Coffeyville Finance Inc., completed a private offering of $500 million in aggregate principal amount of 6.50% Senior Notes due 2022 (the "CVR 2022 Notes"). The CVR 2022 Notes were issued at par. Refining LLC received $493 million of cash proceeds, net of underwriting fees. The CVR 2022 Notes are fully and unconditionally guaranteed by CVR Refining and each of CVR Refining's existing domestic subsidiaries on a joint and several basis. The CVR 2022 Notes mature on November 1, 2022, unless earlier redeemed or repurchased by the issuers. Interest is payable on the CVR 2022 Notes semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013.
The CVR 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The CVR 2022 Notes provide that CVR Refining can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the CVR 2022 Notes. As of March 31, 2014, CVR Refining was in compliance with the covenants contained in the CVR 2022 Notes.
Amended and Restated Asset Backed (ABL) Credit Facility
CVR Refining has a senior secured asset based revolving credit facility (the "Amended and Restated ABL Credit Facility") with a group of lenders and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and collateral agent. The Amended and Restated ABL Credit Facility has an aggregate principal amount of up to $400 million with an incremental facility, which permits an increase in borrowings of up to $200 million subject to receipt of additional lender commitments and certain other conditions. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of CVR Refining and its subsidiaries. The Amended and Restated ABL Credit Facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of 10% of the total facility commitment for swingline loans and 90% of the total facility commitment for letters of credit. The Amended and Restated ABL Credit Facility is scheduled to mature on December 20, 2017.
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
The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of CVR Refining and its respective subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined therein. CVR Refining was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of March 31, 2014.
As of March 31, 2014, CVR Refining and its subsidiaries had availability under the Amended and Restated ABL Credit Facility of $373 million and had letters of credit outstanding of $27 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of March 31, 2014.
CVR Partners Credit Facility
On April 13, 2011, CRNF, as borrower, and CVR Partners, as guarantor, entered into a new credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125 million and a revolving credit facility of $25 million, which was undrawn as of March 31, 2014, with an uncommitted incremental facility of up to $50 million. No amounts were outstanding under the revolving credit facility at March 31, 2014. There is no scheduled amortization of the credit facility, which matures in April 2016.
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
The credit facility requires CVR Partners to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

additional indebtedness or guarantees, the creation of liens on assets and the ability of CVR Partners to dispose of assets, to make restricted payments, investments and acquisitions, and the ability to enter into sale-leaseback transactions or affiliate transactions. The credit facility provides that CVR Partners can make distributions to holders of its common units provided, among other things, it is in compliance with the leverage ratio and interest coverage ratio on a pro forma basis after giving effect to any distribution and there is no default or event of default under the credit facility. As of March 31, 2014, CRNF was in compliance with the covenants contained in the credit facility.
Debt and Credit Facilities - Railcar
ARI
2007 Senior Unsecured Notes
In February 2007, ARI issued $275 million senior unsecured fixed rate notes that were subsequently exchanged for registered notes in March 2007 (the “ARI Notes”). In September 2012, ARI voluntarily redeemed $100 million of its ARI Notes utilizing cash on hand. On March 1, 2013, ARI voluntarily redeemed the remaining $175 million of its ARI Notes outstanding. In connection with these redemptions, ARI recorded a loss on extinguishment of debt of less than $1 million in the first quarter of 2013, which is reflected in other income (loss), net in our consolidated statements of operations.
2012 Lease Fleet Financing
In December 2012, ARI, through its wholly owned subsidiary (the "ARI Subsidiary"), entered into a senior secured delayed draw term loan facility ("Original ARI Term Loan") that is secured by a portfolio of railcars, railcar leases, the receivables associated with those railcars and leases and certain other related assets. The Original ARI Term Loan provided for an initial draw at closing and allowed for up to two additional draws. Upon closing, the initial draw was $98 million, net of fees and expenses. During the first half of 2013, ARI made two additional draws, which resulted in aggregate net proceeds of $100 million, fully utilizing the capacity of the ARI Term Loan. As December 31, 2013, the outstanding principal balance on the Original ARI Term Loan was $195 million. The Original ARI Term Loan, which had a maturity date of February 27, 2018, bore interest at one-month LIBOR plus 2.5%, for a rate of 2.7% as of December 31, 2013. The Original ARI Term Loan was paid in full in connection with the refinancing transaction discussed below.
2014 Lease Fleet Financing
In January 2014, the ARI Subsidiary refinanced its Original ARI Term Loan under an amended and restated credit agreement (the "ARI Amended and Restated Credit Agreement") to, among other things, increase the aggregate borrowings available thereunder. In connection with the refinancing, ARI Subsidiary received borrowings of $316 million, net of fees and expenses. Of this amount, $194 million was used to refinance the Original ARI Term Loan, resulting in net proceeds of $122 million. In conjunction with the refinancing, ARI incurred a $2 million loss on extinguishment of debt, which is reflected in other income (loss), net in our consolidated statements of operations.
The terms of the ARI Amended and Restated Credit Agreement also provide ARI Subsidiary with the right, but not the obligation, to increase the amount of the facility in an aggregate additional amount not to exceed $100 million subject to the conditions set forth in the ARI Amended and Restated Credit Agreement. The new facility, which matures in January 2020, accrues interest at a rate per annum equal to the 1-month LIBOR rate plus 2.0%, for a rate of 2.2% as of March 31, 2014, subject to an alternative fee as set forth in the ARI Amended and Restated Credit Agreement, and is payable on the 15th of each month ("Payment Date"). The interest rate increases by 2.0% following certain events of default.
Pursuant to the terms of the Original ARI Term Loan and the ARI Amended and Restated Credit Agreement, ARI is required to maintain deposits in an interest reserve bank account equal to nine and seven months, respectively, of interest payments. As of both March 31, 2014 and December 31, 2013, the interest reserve amount was $4 million. ARI is required to pay principal at an annual rate of 3.33% of the borrowed amount via monthly payments that are due on the Payment Date, which commenced on February 17, 2014 in relation to the ARI Amended and Restated Credit Agreement with any remaining balance payable on the final scheduled maturity date. The ARI Amended and Restated Credit Agreement may be prepaid at any time without premium or penalty, other than customary LIBOR breakage fees. ARI Subsidiary is required to maintain a loan to value ratio of at least 80% of the Net Aggregate Equipment Value, as defined in the ARI Amended and Restated Credit Agreement.
The ARI Amended and Restated Credit Agreement contains certain representations, warranties, and affirmative and negative covenants applicable to ARI and/or the ARI Subsidiary. Key covenants include limitations on the ARI Subsidiary’s

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

indebtedness, liens, investments, acquisitions, asset sales, redemption payments, and affiliate and extraordinary transactions; full cash sweep; covenants relating to the maintenance of the ARI Subsidiary as a separate legal entity; financial and other reporting and periodic appraisals; maintenance of railcars, leases, and other assets; and the ARI Subsidiary’s compliance with a Debt Service Coverage Ratio (as defined in the Amended and Restated Credit Agreement) of 1.05:1.00, measured quarterly on a nine-month trailing basis, and subject to up to a 75-135 day cure period.
The ARI Amended and Restated Credit Agreement also obligates the ARI Subsidiary and ARI to maintain ARI’s separateness and to ensure that the collections from the railcar leases along with the railcars that secure the ARI Amended and Restated Credit Agreement are managed in accordance with the credit agreement. Additionally, ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be conveyed to the ARI Subsidiary in good faith and without any adverse selection, to cause ARL, as the manager, to maintain, lease, and re-lease the ARI Subsidiary’s equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace railcars that are reported as Eligible Units (as defined in the credit agreement) when they are not Eligible Units, subject to limitations on liability set forth in the credit agreement. ARI was in compliance with all of its covenants under the ARI Amended and Restated Credit Agreement as of March 31, 2014.
The ARI Amended and Restated Credit Agreement and the Original ARI Term Loan are secured by a first lien on substantially all assets of ARI Subsidiary, consisting of railcars, railcar leases, receivables and related assets, subject to borrowing base calculations and limited exceptions. As of March 31, 2014 and December 31, 2013, the net book value of the railcars that were pledged as part of the ARI Amended and Restated Credit Agreement and the Original ARI Term Loan were $312 million and $217 million, respectively.
ARL
Revolving Credit Facilities
On January 14, 2011 ARL closed on the refinancing of a revolving credit agreement (the "ARL Sovereign Revolver") with Sovereign Bank as the administrative agent, along with several other participating banks. The available capacity of the original ARL Sovereign Revolver was $40 million. The refinanced facility increased the ARL Sovereign Revolver's availability to $110 million. On June 8, 2011 ARL entered into an Amendment No. 1 to the revolving credit agreement whereby an additional bank participated, increasing the available capacity of the ARL Sovereign Revolver to $130 million. On July 12, 2013 ARL entered into an Amendment No. 2 where the availability capacity was reduced to $120 million and by the maturity date was extended to July 14, 2014.
The obligations under the ARL Sovereign Revolver bear interest at a variable rate based on LIBOR plus an applicable margin and are secured by railcars and related leases and lease receivables and are subject to certain covenants, including maintenance of certain financial ratios related to net worth, utilization and loan to value. As of March 31, 2014, ARL was in compliance with all debt covenants with respect to the Sovereign Revolver.
As of both March 31, 2014 and December 31, 2013, ARL had availability under the ARL Sovereign Revolver of $73 million and had outstanding borrowings of $47 million.
Term Note
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
On February 21, 2014, NCF I, LLC, a subsidiary of ARL entered into a new $250 million term loan (the “NCF I Term Loan”) with Key Equipment Finance, a division of KeyBank National Association. The NCF I Term Loan matures on February 21, 2019. Interest shall accrue on the principal balance at the rate of 30-day LIBOR plus 2.0%, with the rate to reset monthly that is payable monthly, commencing on March 20, 2014.
On February 25, 2014, NCF II, LLC, a subsidiary of ARL entered into a new $135 million term loan (the “NCF II Term Loan”) with AIG Commercial Asset Finance. The NCF II Term Loan matures on February 25, 2020. Interest shall accrue on the principal balance at the rate of 3.7% that is payable monthly, commencing on March 25, 2014.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

The NCF I Term Loan and NCF II Term Loan are each subject to a maximum 80% loan to value ratio, to be measured monthly and verified annually by collateral appraisal. Both of the NCF I Term Loan and the NCF II Term Loan are secured by railcar assets and guaranteed by an affiliated company and includes a tangible net worth covenant for the guarantor, among other covenants.
As required by the ARL Contribution Agreement, the NCF I Term Loan and the NCF II Term Loans were incurred to finance ARL’s distribution of $381 million of cash to IRL Holding LLC, an affiliate of Mr. Icahn, which occurred on February 26, 2014.
On March 27, 2014, RCF 2014, LLC, a subsidiary of ARL entered into a new $300 million term loan (the “RCF Term Loan”) with the Royal Bank of Scotland PLC. Proceeds of the RCF Term Loan, along with $256 million in cash, were used to pay off a certain term note that matured in March 2014 with a certain subsidiary of ARL. The RCF Term Loan matures on September 27, 2014. Interest shall accrue on the principal balance at the rate of 30-day LIBOR plus 1.45%, with the rate to reset monthly and is payable monthly, commencing on April 15, 2014. The RCF Term Loan is secured by railcars and related leases and lease receivables and is subject to certain covenants, including maintenance of certain financial ratios related to net worth, utilization and loan to value.
As of both March 31, 2014 and December 31, 2013, ARL and its wholly owned subsidiaries were in compliance with all debt covenants with respect to all of their term loans.
Bond Securitizations
On December 12, 2012, a subsidiary of ARL entered into a bond securitization transaction with RBS Securities, Inc. as the initial purchaser of the $110 million principal amount of the Floating Secured Railcar Equipment Notes, Class A-1 ("ARL Class A-1 Notes"), and the $106 million principal amount of the Fixed Rate Secured Railcar Equipment Notes, Class A-2 ("ARL Class A-2 Notes" and, together with the ARL Class A-1 Notes, collectively referred to herein as the "ARL Bond Securitization Notes") . The ARL Class A-1 Notes bear interest of LIBOR plus 1.75%; the ARL Class A-2 Notes bear a fixed interest rate of 3.81%. Interest on each of the ARL Bond Securitization Notes are payable on the 15th calendar day of each month starting on January 15, 2013. The expected principal repayment date for the ARL Bond Securitization Notes is December 15, 2022 and the legal final maturity date for the ARL Bond Securitization Notes is December 15, 2042.
Each of the ARL Bond Securitization Notes is subject to certain covenants, including the maintenance of certain financial ratios related to net worth, utilization and lease rates. As of both March 31, 2014 and December 31, 2013, ARL was in compliance with all debt covenants with respect to the ARL Bond Securitization Notes.
The LIBOR rate was 0.15% and 0.17% at March 31, 2014 and December 31, 2013, respectively.
Credit Facilities - Gaming
New Credit Facilities
On November 27, 2013, Tropicana entered into (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million, issued at a discount of 0.5% (the “Tropicana New Term Loan Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the “Tropicana Revolving Facility” and, together with the Tropicana New Term Loan Facility, the “Tropicana New Credit Facilities”). Commencing on December 31, 2013, the Tropicana New Term Loan Facility will amortize in equal quarterly installments in an amount of $750,000, with any remaining balance payable on the final maturity date of the Tropicana New Term Loan Facility, which is November 27, 2020. Amounts under the Tropicana Revolving Facility are available to be borrowed and re-borrowed until its termination on November 27, 2018.
Net proceeds of $172 million from the Tropicana New Credit Facilities were used to repay in full the principal amounts outstanding under the Tropicana's prior credit facilities. Tropicana's prior credit facilities were terminated effective as of November 27, 2013. Our Gaming segment recognized a loss on extinguishment of debt of $5 million which related to the write-off of unamortized debt issuance costs and discounts during the fourth quarter of 2013. A portion of the proceeds from the Tropicana New Credit Facilities was used to finance Tropicana's acquisition of the Lumière as further described in Note 2, "Operating Units - Gaming."
The Tropicana New Term Loan Facility accrues interest, at Tropicana's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%;

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

such that in either case, the applicable interest rate shall not be less than 4.0%. The Tropicana Revolving Facility accrues interest, at Tropicana's option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of March 31, 2014, the interest rate on the Tropicana New Term Loan Facility was 4.0% and the Tropicana Revolving Facility was undrawn and had $15 million of availability.
The Tropicana New Credit Facilities are guaranteed by all of Tropicana's domestic subsidiaries, subject to limited exceptions where gaming approval is being sought, and additional subsidiaries may be required to provide guarantees, subject to limited exceptions. The Tropicana New Credit Facilities are secured by a first lien on substantially all assets of Tropicana and the domestic subsidiaries that are guarantors, with certain limited exceptions. Subsidiaries that become guarantors will be required, with certain limited exceptions, to provide first liens and security interests in substantially all their assets to secure the Tropicana New Credit Facilities.
At the election of Tropicana and subject to certain conditions, including a maximum senior secured net leverage ratio of 3.25:1.00, the amount available under the Tropicana New Credit Facilities may be increased, which increased amount may be comprised of additional term loans and revolving loans.
The Tropicana New Term Loan Facility may be prepaid at the option of Tropicana at any time without penalty (other than customary LIBO Rate breakage fees), except that a 1% re-pricing premium will apply in certain circumstances if any term loans under the Tropicana New Term Loan Facility are prepaid prior to May 27, 2014. Tropicana is required to make mandatory payments of the Tropicana New Credit Facilities with (i) net cash proceeds of certain asset sales (subject to reinvestment rights), (ii) net cash proceeds from certain issuances of debt and equity (with certain exceptions), (iii) up to 50% of annual excess cash flow (as low as 0% if Tropicana's total leverage ratio is below 2.75:1.00), and (iv) certain casualty proceeds and condemnation awards (subject to reinvestment rights).
Key covenants binding Tropicana and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, and (ii) if, as of the last day of any fiscal quarter, the amount of outstanding revolving loans exceed 35% of the permitted borrowing under the Tropicana Revolving Facility, compliance with a maximum senior secured net leverage ratio test of 3.25:1.00. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against Tropicana or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the Tropicana New Credit Facilities and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) Tropicana's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. Tropicana was in compliance with the covenants of the Tropicana New Term Loan Facility at March 31, 2014.
Senior secured Notes and Revolving Credit Facility - Food Packaging
New Credit Facility
In connection with certain financing transactions, on January 30, 2014, Viskase entered into a credit agreement with UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent, and the Lenders parties thereto, providing for a $275 million senior secured covenant lite term loan facility (“Viskase Term Loan”). A portion of the proceeds from the Viskase Term Loan was used to satisfy and discharge all of the existing Viskase 9.875% Notes and Viskase recorded a loss of $16 million in connection with this debt extinguishment. The Viskase Term Loan bears interest at a LIBO Rate plus 3.25% (with the LIBO Rate carrying a 1.00% floor), or at a Base Rate equal to the sum of (1) the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50%, (c) one-month LIBOR plus 1.0%, or (d) 2.0%, plus (2) 2.25%. The Viskase Term Loan has a 1% per annum amortization with a maturity date of January 30, 2021. The Viskase Term Loan is subject to certain additional mandatory prepayments upon asset sales, incurrence of indebtedness not otherwise permitted, and based upon a percentage of excess cash flow. Prepayments on the Viskase Term Loan may be made at any time, subject to a prepayment premium of 1% for certain prepayments during the first six months of the term.
Indebtedness under the Viskase Term Loan is secured by liens on substantially all of Viskase’s domestic and Mexican assets, with liens on (i) the Fixed Asset Priority Collateral, to be contractually senior to the liens securing the Revolving Credit Facility pursuant to the intercreditor agreement, (ii) the ABL Priority Collateral, to be contractually subordinate to the liens

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

securing the Revolving Credit Facility pursuant to the intercreditor agreement, and (iii) all other assets, to be contractually pari passu with the liens securing the Revolving Credit Facility pursuant to the intercreditor agreement. Viskase's future direct or indirect material domestic subsidiaries are required to guarantee the obligations under the Viskase Term Loan, and to provide security by liens on their assets as described above.
Prior Credit Facility
In December 2009, Viskase issued $175 million of 9.875% Senior Secured Notes due 2018 (the “Viskase 9.875% Notes”). The Viskase 9.875% Notes bore interest at a rate of 9.875% per annum, payable semi-annually in cash on January 15 and July 15, commencing on July 15, 2010. In May 2010, Viskase issued an additional $40 million aggregate principal amount of Viskase 9.875% Notes under the indenture governing the Viskase 9.875% Notes (the “Viskase 9.875% Notes Indenture”).  The Viskase 9.875% Notes had a maturity date of January 15, 2018. As discussed above, in connection with certain financing transactions, the Viskase 9.875% Notes were paid off in full on January 30, 2014 and our Food Packaging segment recorded a loss on debt extinguishment of $16 million during the first quarter of 2014.
Other
In its foreign operations, Viskase has unsecured lines of credit with various banks providing approximately $8 million of availability as of March 31, 2014. There were no borrowings under the lines of credit at March 31, 2014 and December 31, 2013.
Letters of credit in the amount of $1 million were outstanding under facilities with a commercial bank, and were cash collateralized at each of March 31, 2014 and December 31, 2013.
Mortgages Payable - Real Estate
Mortgages payable, all of which are non-recourse to us, bear interest at rates between 4.97% and 7.99% and have maturities between May 11, 2014 and October 31, 2028.
Other
Secured Revolving Credit Agreement - Home Fashion
On October 15, 2012, upon the expiration of a certain senior secured revolving credit facility of WPH, WPH entered into a new letter of credit facility (the "LC Facility"), with a nationally recognized bank (the "LC Issuer").  This one-year LC Facility, which was renewed on October 15, 2013, has a $10 million credit line. The letters of credit under the LC Facility are subject to 0.50% annual fee on the outstanding face amount of the letters of credit issued under the LC Facility, which face amount as of March 31, 2014 was approximately $6 million. Obligations under the LC Facility are secured by a cash collateral account pledged by WPH to the LC Issuer.  The LC Facility does not contain any financial covenants.  WPH has determined that its liquidity needs are sufficiently covered by existing and projected cash resources for the foreseeable future. In the future, WPH may explore other financing options as circumstances warrant.

11.	Pension, Other Post-employment Benefits and Employee Benefit Plans.
Federal-Mogul, ARI and Viskase each sponsor several defined benefit pension plans (the ''Pension Benefits'') (and, in the case of Viskase, its pension plans include defined contribution plans). Additionally, Federal-Mogul, ARI and Viskase each sponsors health care and life insurance benefits (''Other Post-Employment Benefits'' or "OPEB") for certain employees and retirees around the world. The Pension Benefits are funded based on the funding requirements of federal and international laws and regulations, as applicable, in advance of benefit payments and the Other Post-Employment Benefits as benefits are provided to participating employees. As prescribed by applicable U.S. GAAP, Federal-Mogul, ARI and Viskase each uses, as applicable, appropriate actuarial methods and assumptions in accounting for its defined benefit pension plans, non-pension post-employment benefits, and disability, early retirement and other post-employment benefits. The measurement date for all defined benefit plans is December 31 of each year.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

Components of net periodic benefit cost for the three months ended March 31, 2014 and 2013 are as follows:

	Pension Benefits		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
	(in millions)
Service cost	$4	$4	$—	$—
Interest cost	19	18	3	4
Expected return on plan assets	(18)	(17)	—	—
Amortization of actuarial losses	2	6	1	2
Amortization of prior service credit	—	—	(1)	(3)
	$7	$11	$3	$3

12.	Net Income Per LP Unit.
The following table sets forth the allocation of net income attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted income per LP unit of Icahn Enterprises for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in millions, except per unit data)
Net (loss) income attributable to Icahn Enterprises	$(29)	$277
Net (loss) income attributable to Icahn Enterprises allocable to limited partners (98.01% allocation)	$(28)	$271

Basic (loss) income per LP unit	$(0.24)	$2.56
Basic weighted average LP units outstanding	117	106

Dilutive effect of variable rate convertible notes:
Income		$2
Units		2

Dilutive effect of unit distribution declared:
Income	$—	$—
Units	—	1

Diluted (loss) income per LP unit	$(0.24)	$2.50
Diluted weighted average LP units outstanding	117	109
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
Net proceeds from this equity offering were $194 million during the three months ended March 31, 2013 after deducting underwriting discounts, commissions and other offering related fees and expenses. Additionally, in connection with this equity

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

offering, our general partner made aggregate contributions of $4 million to Icahn Enterprises and Icahn Enterprises Holdings during the three months ended March 31, 2013 in order to maintain its 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings.
The issuance and sale of the depositary units in connection with this equity offering is registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3 (File No. 333-158705) filed with the SEC by Icahn Enterprises on April 22, 2009 and declared effective by the SEC on May 17, 2010.
Unit Distribution
On February 25, 2014, Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. As a result, on April 22, 2014, Icahn Enterprises distributed an aggregate 1,574,448 depositary units to unit holders electing to receive depositary units in connection with this distribution.
Mr. Icahn and his affiliates elected to receive a majority of their proportionate share of these distributions in depositary units. As of May 6, 2014, Mr. Icahn and his affiliates owned 88.1% of Icahn Enterprises outstanding depositary units.
Because the depositary unit holder has the election to receive the distribution either in cash or additional depositary units, we recorded a unit distribution liability of $175 million on our consolidated balance sheets as the unit distribution had not been made as of March 31, 2014. In addition, the unit distribution liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, is considered a potentially dilutive security and is considered in the calculation of diluted income per LP unit as disclosed above. Any difference between the liability recorded and the amount representing the aggregate value of the number of depositary units distributed and cash paid would be charged to equity.

13.	Segment Reporting.
As of March 31, 2014, our nine operating segments, which also constitute our reporting segments, are: (1) Investment; (2) Automotive; (3) Energy; (4) Metals; (5) Railcar; (6) Gaming; (7) Food Packaging; (8) Real Estate; and (9) Home Fashion. Our determination of what constitutes an operating segment is based on the various industries in which our businesses operate and how we manage those businesses in accordance with our investment strategy. We assess and measure segment operating results based on net income from continuing operations attributable to Icahn Enterprises and Icahn Enterprises Holdings, as disclosed below. In addition to our nine reporting segments, we present the results of the Holding Company, which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company. See Note 2, “Operating Units,” for a detailed description of each of our reporting segments.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

Icahn Enterprises' condensed statements of operations by reporting segment for the three months ended March 31, 2014 and 2013 are presented below:

	Three Months Ended March 31, 2014
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,779	$2,447	$189	$118	$—	$88	$3	$42	$—	$4,666
Other revenues from operations	—	—	—	—	93	149	—	19	—	—	261
Net loss from investment activities	(10)	—	—	—	—	—	—	—	—	(21)	(31)
Interest and dividend income	55	1	—	—	1	1	—	—	—	1	59
Other income (loss), net	1	9	109	1	(5)	37	(15)	2	1	(105)	35
	46	1,789	2,556	190	207	187	73	24	43	(125)	4,990
Expenses:
Cost of goods sold	—	1,506	2,247	192	93	—	66	1	37	—	4,142
Other expenses from operations	—	—	—	—	43	74	—	12	—	—	129
Selling, general and administrative	22	193	32	6	12	67	11	3	7	7	360
Restructuring	—	8	—	—	—	—	—	—	—	—	8
Impairment	—	1	—	—	—	—	—	—	—	—	1
Interest expense	39	25	10	—	12	3	5	1	—	75	170
	61	1,733	2,289	198	160	144	82	17	44	82	4,810
(Loss) income before income tax (expense) benefit	(15)	56	267	(8)	47	43	(9)	7	(1)	(207)	180
Income tax (expense) benefit	—	(16)	(63)	3	(11)	(10)	3	—	—	(9)	(103)
Net (loss) income	(15)	40	204	(5)	36	33	(6)	7	(1)	(216)	77
Less: net loss (income) attributable to non-controlling interests	20	(9)	(94)	—	(15)	(10)	2	—	—	—	(106)
Net income (loss) attributable to Icahn Enterprises	$5	$31	$110	$(5)	$21	$23	$(4)	$7	$(1)	$(216)	$(29)

Supplemental information:
Capital expenditures	$—	$96	$62	$4	$102	$12	$5	$—	$1	$—	$282
Depreciation and amortization(1)	$—	$80	$53	$6	$26	$9	$5	$6	$2	$—	$187

	Three Months Ended March 31, 2013
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,713	$2,352	$264	$110	$—	$88	$1	$46	$—	$4,574
Other revenues from operations	—	—	—	—	73	143	—	20	—	—	236
Net gain (loss) from investment activities	578	—	—	—	2	—	—	—	—	(2)	578
Interest and dividend income	23	—	—	—	3	—	—	—	—	—	26
Other income (loss), net	2	(33)	(14)	—	—	—	—	—	—	—	(45)
	603	1,680	2,338	264	188	143	88	21	46	(2)	5,369
Expenses:
Cost of goods sold	—	1,465	1,967	267	86	—	67	—	41	—	3,893
Other expenses from operations	—	—	—	—	39	72	—	11	—	—	122
Selling, general and administrative	28	199	34	8	13	61	11	4	8	5	371
Restructuring	—	8	—	—	—	—	—	—	—	—	8
Impairment	—	—	—	—	—	—	—	—	—	—	—
Interest expense	—	31	15	—	14	4	5	1	—	75	145
	28	1,703	2,016	275	152	137	83	16	49	80	4,539
Income (loss) before income tax (expense) benefit	575	(23)	322	(11)	36	6	5	5	(3)	(82)	830
Income tax (expense) benefit	—	(11)	(100)	5	(12)	(2)	(2)	—	—	2	(120)
Net income (loss)	575	(34)	222	(6)	24	4	3	5	(3)	(80)	710
Less: net (income) loss attributable to non-controlling interests	(342)	5	(71)	—	(23)	(1)	(1)	—	—	—	(433)
Net income (loss) attributable to Icahn Enterprises	$233	$(29)	$151	$(6)	$1	$3	$2	$5	$(3)	$(80)	$277

Supplemental information:
Capital expenditures	$—	$93	$64	$3	$102	$12	$5	$—	$—	$—	$279
Depreciation and amortization(1)	$—	$71	$50	$6	$22	$8	$5	$6	$2	$—	$170

(1)
Excludes amounts related to the amortization of deferred financing costs and debt discounts and premiums included in interest expense in the amounts of $10 million for each of the three months ended March 31, 2014 and 2013.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

Icahn Enterprises' condensed balance sheets by reporting segment as of March 31, 2014 and December 31, 2013 are presented below:

	March 31, 2014
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$4	$652	$962	$15	$215	$394	$41	$49	$15	$995	$3,342
Cash held at consolidated affiliated partnerships and restricted cash	655	—	—	4	26	31	1	3	6	3	729
Investments	14,413	265	4	—	30	31	—	—	—	103	14,846
Accounts receivable, net	—	1,402	259	80	74	10	66	3	33	—	1,927
Inventories, net	—	1,099	543	73	106	—	77	—	66	—	1,964
Property, plant and equipment, net	—	2,059	2,693	128	1,955	447	156	652	77	3	8,170
Goodwill and intangible assets, net	—	1,717	1,302	9	7	67	11	65	3	—	3,181
Other assets	94	427	173	22	55	59	90	18	24	65	1,027
Total assets	$15,166	$7,621	$5,936	$331	$2,468	$1,039	$442	$790	$224	$1,169	$35,186
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,076	$1,810	$1,550	$66	$224	$142	$76	$21	$34	$388	$5,387
Securities sold, not yet purchased, at fair value	898	—	—	—	—	—	—	—	—	—	898
Due to brokers	3,853	—	—	—	—	—	—	—	—	—	3,853
Post-employment benefit liability	—	1,053	—	1	4	—	32	—	—	—	1,090
Debt	—	2,597	676	3	1,683	297	276	50	—	5,485	11,067
Total liabilities	5,827	5,460	2,226	70	1,911	439	384	71	34	5,873	22,295

Equity attributable to Icahn Enterprises	4,702	1,690	2,062	261	621	416	39	719	190	(4,704)	5,996
Equity attributable to non-controlling interests	4,637	471	1,648	—	(64)	184	19	—	—	—	6,895
Total equity	9,339	2,161	3,710	261	557	600	58	719	190	(4,704)	12,891
Total liabilities and equity	$15,166	$7,621	$5,936	$331	$2,468	$1,039	$442	$790	$224	$1,169	$35,186

	December 31, 2013
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$3	$761	$842	$31	$417	$359	$19	$32	$16	$782	$3,262
Cash held at consolidated affiliated partnerships and restricted cash	321	—	—	4	27	31	1	3	6	3	396
Investments	11,826	253	—	—	31	34	—	—	—	117	12,261
Accounts receivable, net	—	1,297	242	62	34	10	67	3	35	—	1,750
Inventories, net	—	1,068	527	85	90	—	72	—	60	—	1,902
Property, plant and equipment, net	—	2,038	2,684	129	1,889	444	156	656	78	3	8,077
Goodwill and intangible assets, net	—	1,715	1,307	9	7	67	11	68	3	—	3,187
Other assets	47	413	146	14	52	51	79	18	24	66	910
Total assets	$12,197	$7,545	$5,748	$334	$2,547	$996	$405	$780	$222	$971	$31,745
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$757	$1,763	$1,550	$57	$204	$132	$80	$18	$31	$351	$4,943
Securities sold, not yet purchased, at fair value	884	—	—	—	—	—	—	—	—	—	884
Due to brokers	2,203	—	—	—	—	—	—	—	—	—	2,203
Post-employment benefit liability	—	1,072	—	1	5	—	33	—	—	—	1,111
Debt	—	2,586	676	3	1,448	298	217	51	—	4,016	9,295
Total liabilities	3,844	5,421	2,226	61	1,657	430	330	69	31	4,367	18,436

Equity attributable to Icahn Enterprises	3,696	1,660	1,926	273	591	392	55	711	191	(3,403)	6,092
Equity attributable to non-controlling interests	4,657	464	1,596	—	299	174	20	—	—	7	7,217
Total equity	8,353	2,124	3,522	273	890	566	75	711	191	(3,396)	13,309
Total liabilities and equity	$12,197	$7,545	$5,748	$334	$2,547	$996	$405	$780	$222	$971	$31,745

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

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

	Three Months Ended March 31,						March 31,	December 31,
	2014			2013			2014	2013
	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Total Assets	Total Assets
	(in millions)						(in millions)
Investment	$39	$(15)	$5	$—	$575	$233	$15,166	$12,197
Automotive	25	40	31	31	(34)	(29)	7,621	7,545
Energy	10	204	110	15	222	151	5,936	5,748
Metals	—	(5)	(5)	—	(6)	(6)	331	334
Railcar	12	36	21	14	24	1	2,468	2,547
Gaming	3	33	23	4	4	3	1,039	996
Food Packaging	5	(6)	(4)	5	3	2	442	405
Real Estate	1	7	7	1	5	5	790	780
Home Fashion	—	(1)	(1)	—	(3)	(3)	224	222
Holding Company	75	(216)	(216)	75	(80)	(80)	1,191	987
Consolidated	$170	$77	$(29)	$145	$710	$277	$35,208	$31,761
Amounts related to the amortization of debt discounts and premiums included in interest expense for the consolidated results of Icahn Enterprises Holdings were $10 million for each of the three months ended March 31, 2014 and 2013.

14.	Income Taxes.
For the three months ended March 31, 2014, both Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $103 million on pre-tax income of $180 million compared to an income tax expense of $120 million on pre-tax income of $830 million for the three months ended March 31, 2013. Our effective income tax rate was 57.2% and 14.5% for the three months ended March 31, 2014 and 2013, respectively.
For the three months ended March 31, 2014, the difference between the effective tax rate and statutory federal rate of 35% is primarily due to partnership loss not subject to taxation, as such taxes are the responsibility of the partners.  For the three months ended March 31, 2013, the difference between the effective tax rate and the statutory federal rate of 35% is primarily due to changes in valuation allowances and partnership income not subject to taxation, as such taxes are the responsibility of the partners.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

15.	Changes in Accumulated Other Comprehensive Loss.
Changes in accumulated other comprehensive loss consists of the following:

	Post-Employment Benefits, Net of Tax	Hedge Instruments, Net of Tax	Translation Adjustments and Other, Net of Tax	Total
	(in millions)
Balance at December 31, 2013	$(464)	$(26)	$(315)	$(805)
Other comprehensive loss before reclassifications, net of tax	—	(2)	(6)	(8)
Reclassifications from accumulated other comprehensive loss to earnings(1)	2	2	1	5
Other comprehensive income (loss), net of tax	2	—	(5)	(3)
Balance at March 31, 2014	$(462)	$(26)	$(320)	$(808)

(1) See Note 11, "Pension, Other Post-employment Benefits and Employee Benefit Plans," and Note 6, "Financial Instruments," for additional information with respect to reclassifications from accumulated other comprehensive loss to earnings relating to post-employment benefits, net of tax and hedge instruments, net of tax, respectively. Such items do not represent reclassifications in their entirety.

16.	Other Income (Loss), Net.
Other income (loss), net consists of the following:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Realized and unrealized gain (loss) on derivatives, net	$109	$(20)
Gain (loss) on disposition of assets	5	(47)
(Loss) gain on extinguishment of debt	(126)	5
Tax settlement gain	32	—
Equity earnings from non-consolidated affiliates	13	8
Foreign currency translation (loss) gain	(3)	2
Other	5	7
	$35	$(45)
As further described in Note 10, "Debt," during the first quarter of 2014, we had various debt refinancing transactions and recorded an aggregate loss on extinguishment of debt of $126 million.
As further described in Note 17, "Commitments and Contingencies - Gaming," during the first quarter of 2014, our Gaming segment received approximately $32 million in cash as payment to satisfy future credits in connection with a certain negotiated tax settlement.
During the first quarter of 2013, our Automotive segment recorded a loss on disposal of assets of $47 million related to the disposal of its sintered components operations located in France. Because the financial results from the disposal of this business were not material, individually or in the aggregate, to our consolidated financial statements, we did not reflect the dispositions of these businesses as discontinued operations in the first quarter of 2013 or on a retrospective basis.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

17.	Commitments and Contingencies.
Investment
Dynegy Inc.
On March 28, 2012 an action was filed in the U.S. District Court, Southern District of New York (the "Court"), entitled Silsby v. Icahn et. al. Defendants include Carl C. Icahn and two officers of Dynegy Inc. ("Dynegy") and certain of its directors. As initially filed, the action purports to be brought as a class action on behalf of Dynegy shareholders who acquired their shares between September 2011 and March 2012.  The complaint alleges violations of the federal securities laws by defendants' allegedly making false and misleading statements in securities filings which statements artificially inflated the price of Dynegy stock. The individual defendants are alleged to have been controlling persons of Dynegy. Plaintiff is seeking damages in an unspecified amount. Subsequent to the filing of this action, Dynegy filed for bankruptcy, and a U.S. bankruptcy court has approved a Plan of Reorganization. Plaintiff is proceeding with the action and has filed an amended complaint that purports to be a class action on behalf of Dynegy shareholders who acquired their securities between July 10, 2011 and March 9, 2012.  We believe that we have meritorious defenses to the claims and filed a motion to dismiss on July 19, 2013. On April 30, 2014, the Court granted defendants' motion to dismiss and the case was dismissed with prejudice.  Plaintiff has thirty days in which to file an appeal.
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
Total environmental liabilities, determined on an undiscounted basis, were $14 million as of both March 31, 2014 and December 31, 2013 and are included in accrued expenses and other liabilities in our consolidated balance sheets.
Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At March 31, 2014, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $45 million.
Asset Retirement Obligations
Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $26 million as of both March 31, 2014 and December 31,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

2013 for asset retirement obligations ("ARO"), primarily related to anticipated costs of removing hazardous building materials at its facilities, and has considered impairment issues that may result from capitalization of these ARO amounts.
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
Energy
Unconditional Purchase Obligations
CVR leases various equipment, including railcars, and real properties under long-term operating leases expiring at various dates. For each of the three months ended March 31, 2014 and 2013 lease expense was approximately $2 million. The lease agreements have various remaining terms. Some agreements are renewable, at CVR's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. Additionally, in the normal course of business, CVR has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services.
Crude Oil Supply Agreement
On August 31, 2012, CRRM and Vitol Inc. ("Vitol") entered into an Amended and Restated Crude Oil Supply Agreement (the "Vitol Agreement"). Under the Vitol Agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps to reduce CVR Refining's inventory position and mitigate crude oil pricing risk. The Vitol Agreement has an initial term commencing on August 31, 2012 and extending through December 31, 2014 (the "Initial Term"). Following the Initial Term, the Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to the expiration of the Initial Term or any Renewal Term.
Litigation
From time to time, CVR is involved in various lawsuits arising in the normal course of business, including matters such as those described below under "Environmental, Health and Safety Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. It is possible that management’s estimates of the outcomes will change due to uncertainties inherent in litigation and settlement negotiations. Except as described below for our Energy segment, there were no new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2013. In the opinion of CVR's management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying consolidated financial statements. There can be no assurance that management’s beliefs or opinions with respect to liability for potential litigation matters are accurate.
Flood and Crude Oil Discharge
Crude oil was discharged from CVR’s Coffeyville refinery on July 1, 2007, due to the short amount of time available to shut down and secure the refinery in preparation for the flood that occurred on June 30, 2007. The last remaining claim against CVR related to this matter was settled during the three months ended March 31, 2014. The settlement did not have a material effect on our consolidated financial statements.
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
CRRM, CRNF, Coffeyville Resources Crude Transportation, LLC (“CRCT”), Wynnewood Refining Company, LLC (“WRC”) and Coffeyville Resources Terminal, LLC (“CRT”) own and/or operate manufacturing and ancillary operations at various locations directly related to petroleum refining and distribution and nitrogen fertilizer manufacturing. Therefore,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

CRRM, CRNF, CRCT, WRC and CRT have exposure to potential EHS liabilities related to past and present EHS conditions at these locations. Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and related state laws, certain persons may be liable for the release or threatened release of hazardous substances. These persons can include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, and under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. Similarly, the Oil Pollution Act generally subjects owners and operators of facilities to strict, joint and several liability for all containment and clean-up costs, natural resource damages, and potential governmental oversight costs arising from oil spills into waters of the United States, which has been broadly interpreted to include most water bodies including intermittent streams.
CRRM, CRNF, CRCT, WRC and CRT are subject to extensive and frequently changing federal, state and local environmental and health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, and the storage, handling, use and transportation of petroleum and nitrogen products, and the characteristics and composition of gasoline and diesel fuels. The ultimate impact of complying with evolving laws and regulations is not always clearly known or determinable due in part to the fact that our operations may change over time and certain implementing regulations for laws, such as the federal Clean Air Act, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs.
As previously reported, CVR's petroleum and nitrogen fertilizer businesses are party to, or otherwise subject to: (i) administrative orders and consent decrees with federal, state and local environmental authorities, as applicable, addressing corrective actions under RCRA, the Clean Air Act and the Clean Water Act; (ii) the Mobile Source Air Toxic II (“MSAT II”) rule which requires reductions of benzene in gasoline; (iii) the Renewable Fuel Standard (“RFS”), which requires refiners to blend “renewable fuels” in with their transportation fuels or purchase renewable fuel credits, known as RINs in lieu of blending; and (iv) “Tier 3” gasoline sulfur standards. Except as otherwise described below, there have been no new developments or material changes to the environmental accruals or expected capital expenditures related to compliance with the foregoing environmental matters from those provided in our annual report on Form 10-K for the year ended December 31, 2013. CRRM, CRNF, CRCT, WRC and CRT each believes it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described or referenced herein or other EHS matters which may develop in the future will not have a material adverse effect on CVR's business, financial condition, or results of operations.
As of both March 31, 2014 and December 31, 2013, our Energy segment had environmental accruals of $1 million. CVR's management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, CVR's management believes that the accruals established for environmental expenditures are adequate.
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended March 31, 2014 and 2013, capital expenditures were $34 million and $22 million, respectively, and were incurred for environmental compliance and efficiency of the operations.
The cost of RINs for three months ended March 31, 2014 and 2013 was $35 million and $32 million, respectively. As of March 31, 2014 and December 31, 2013, the petroleum business' biofuel blending obligation was $40 million and $17 million, respectively, which was recorded in accrued expenses and other liabilities on the consolidated balance sheets.
From time to time, the Oklahoma Department of Environmental Quality ("ODEQ") conducts inspections of the Wynnewood refinery and pursues enforcement related to any alleged non-compliance with the Clean Air Act seeking civil penalties and injunctive relief, which may necessitate the installation of controls. In January 2014, ODEQ issued a full compliance evaluation ("FCE") report covering the period from December 2010 through June 2013, which covered periods of the previous owner's ownership and operation and, in some cases, continued into CVR Refining's ownership of the Wynnewood refinery. In addition, on April 11, 2014, WRC received a partial compliance evaluation ("PCE") report from ODEQ alleging additional violations of the Clean Air Act. ODEQ has indicated that it will pursue enforcement related to the alleged non-compliance and that it expects to enter into a consent order with WRC to resolve its claims, which would necessitate the payment of a civil penalty and the implementation of injunctive relief to address the alleged non-compliance. The costs of any enforcement that may arise as a result of the FCE or the PCE cannot be predicted at this time. However, based on its experience

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

related to the Clean Air Act enforcement and control requirements, CVR does not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.
In January 2014, ODEQ issued a Notice of Violation to the Wynnewood refinery related to alleged violations of its Clean Water Act permit. The costs of any enforcement related to these issues cannot be predicted at this time. However, based on CVR's experience related to Clean Water Act enforcement, it does not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.
In January 2014, the EPA also issued an inspection report to the Wynnewood refinery related to a RCRA compliance evaluation inspection conducted in March 2013. In February 2014, ODEQ notified WRC that it concurred with the EPA's inspection findings and would be pursuing enforcement. WRC and ODEQ currently are engaged in settlement discussions related to a civil penalty and injunctive relief. The costs of any related enforcement settlement cannot be predicted at this time. However, based on CVR's experiences related to RCRA enforcement, it does not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.
Metals
Environmental Matters
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $28 million and $29 million at March 31, 2014 and December 31, 2013, respectively. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.
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
PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  In addition, PSC Metals recently learned that its Knoxville location was the subject of investigations by the State of Tennessee under the federal Superfund law. These investigations were performed by the State of Tennessee pursuant to a contract with the EPA. Currently, PSC Metals cannot assess the impact of any cost or liability associated with these investigations. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of March 31, 2014 and December 31, 2013. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
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
March 31, 2014 (Unaudited)

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
On April 3, 2013, two citizen groups filed a citizen suit under the Clean Water Act (the “CWA”) for alleged storm water and process water discharges at PSC Metals' Nashville, TN facility that the citizen groups allege violate the CWA and PSC Metals' storm water discharge permit. The CWA requires that to maintain a citizen suit, the citizen plaintiff must be able to show that the violations are on-going or are reasonably likely to reoccur. PSC Metals believes, based on its investigation to date, that the citizen plaintiffs cannot meet this burden. Based on reviewing the nature and extent of the allegations, PSC Metals currently cannot reasonably provide an estimate of range of loss.  PSC Metals intends to defend itself vigorously. PSC Metals received a subpoena from the Department of Justice (the "DOJ") regarding potential criminal violations of the CWA at PSC Metals’ Nashville facility.  In February 2014, after reviewing the materials that PSC Metals provided and interviewing PSC Metals’ employees, the DOJ indicated that they will not pursue any further action in this matter.
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
Tropicana AC Tax Appeal Settlement
In January 2013 we settled outstanding real estate tax appeals involving our Tropicana AC property with the City of Atlantic City. The settlement involves the tax years 2008 through 2012 and also covers negotiated real estate assessments for 2013 and 2014. Under the terms of the settlement, Tropicana AC will receive a refund of approximately $50 million in the form of credits against future year real estate tax bills beginning in 2013 and ending in 2017. The credits were to be front-loaded in

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

2013 and 2014 so that after the credits were applied, Tropicana AC paid $2 million in taxes in 2013. Tropicana utilized $16 million of credits as a reduction to operating expenses in the year ended December 31, 2013. In addition, Tropicana expensed $4 million in professional fees related to this settlement in the year ended December 31, 2013. In January 2014, Tropicana received $32 million in cash as payment to satisfy future credits which amount is included in other income (loss), net in the consolidated statements of operations.
Home Fashion
Environmental Matters
WPH is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes used in or resulting from its operations and potential remediation obligations. WPH's operations are also governed by U.S. federal, state, local and foreign laws, rules and regulations relating to employee safety and health which, among other things, establish exposure limitation for cotton dust, formaldehyde, asbestos and noise, and which regulate chemical, physical and ergonomic hazards in the workplace. WPH estimated its environmental accruals to be approximately $1 million at both March 31, 2014 and December 31, 2013.
Other Matters
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 88.0% of Icahn Enterprises' outstanding depositary units as of March 31, 2014. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. As a result of our ownership of more than 80% in our subsidiaries, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. ACF and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of March 31, 2014 and December 31, 2013. If the plans were voluntarily terminated, they would be underfunded by approximately $483 million and $592 million as of March 31, 2014 and December 31, 2013, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)

18.	Subsequent Events.
Icahn Enterprises
Distribution
On May 5, 2014, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unit holder and will be paid on or about June 30, 2014 to depositary unit holders of record at the close of business on May 19, 2014. Depositary unit holders have until June 11, 2014 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 10 consecutive trading days ending June 25, 2014. No fractional depositary units will be issued pursuant to the dividend payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
Automotive
Reorganization
On April 15, 2014, Federal-Mogul Corporation completed a holding company reorganization (the “Federal-Mogul Reorganization”). As a result of the Federal-Mogul Reorganization, the outstanding shares of Federal-Mogul Corporation common stock were automatically converted on a one-for-one basis into shares of Federal-Mogul Holdings Corporation common stock, and all of the stockholders of Federal-Mogul Corporation immediately prior to the Federal-Mogul Reorganization automatically became stockholders of Federal-Mogul Holdings Corporation. The rights of stockholders of Federal-Mogul Holdings Corporation are generally governed by Delaware law and Federal-Mogul Holdings Corporation’s certificate of incorporation and bylaws, which are the same in all material respects as those of Federal-Mogul Corporation immediately prior to the Federal-Mogul Reorganization. Information presented herein refers to Federal-Mogul Corporation. In addition, references herein to Federal-Mogul refer to Federal-Mogul Corporation for the period prior to the effective time of the Federal-Mogul Reorganization on April 15, 2014 and to Federal-Mogul Holdings Corporation for the period after the effective time of the Federal-Mogul Reorganization.
Amendment to Credit Agreement
On April 15, 2014, Federal-Mogul Holdings Corporation, as the new borrower, entered into an amendment (the “Amendment”) of the Federal-Mogul Credit Agreement, among Federal-Mogul Corporation, the lenders party thereto, Citicorp USA, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wachovia Capital Finance Corporation and Wells Fargo Foothill, LLC, as Co-Documentation Agents, with respect to a new tranche B term loan facility (the “New Tranche B Facility”) and a new tranche C term loan facility (the “New Tranche C Facility,” and together with the New Tranche B Facility, the “New Federal-Mogul Facilities”). Immediately following the closing of the transactions contemplated by the Amendment, Federal-Mogul Holdings Corporation contributed all of the net proceeds from the New Federal-Mogul Facilities to Federal-Mogul Corporation, and Federal-Mogul Corporation repaid its existing outstanding indebtedness as a borrower under the tranche B and tranche C term loan facilities. In connection with this debt refinancing, our Automotive segment anticipates recognizing a non-cash loss on debt extinguishment of approximately $35 million during the quarter ending June 30, 2014, which is primarily attributable to the write-off of debt discounts.
The Amendment, among other things, (i) provides for aggregate commitments under the New Tranche B Facility of $700 million with a maturity date of April 15, 2018, (ii) provides for aggregate commitments under the New Tranche C Facility of approximately $1.9 billion with a maturity date of April 15, 2021, (iii) increases the interest rates applicable to the New Federal-Mogul Facilities as described below, (iv) provides that for all outstanding letters of credit there is a corresponding decrease in borrowings available under the Federal-Mogul Replacement Revolving Facility, (v) provides that in the event that as of a particular determination date more than $700 million aggregate principal amount of existing term loans and certain related refinancing indebtedness will become due within 91 days of such determination date, the Federal-Mogul Replacement Revolving Facility will mature on such determination date, (vi) provides for additional incremental indebtedness, secured on a pari passu basis, of an unlimited amount of additional indebtedness if Federal-Mogul meets a financial covenant incurrence test, and (vii) amends certain other restrictive covenants. Pursuant to the Amendment, Federal-Mogul Holdings Corporation

assumed all of the obligations of Federal-Mogul Corporation with respect to the Federal-Mogul Replacement Revolving Facility under the Federal-Mogul Credit Agreement.
Advances under the New Tranche B Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate plus a margin of 2.00% or (ii) the Adjusted LIBOR Rate plus a margin of 3.00%, subject, in each case, to a minimum rate of 1.00% plus the applicable margin. Advances under the New Tranche C Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate plus a margin of 2.75% or (ii) the Adjusted LIBOR Rate plus a margin of 3.75%, subject, in each case, to a minimum rate of 1.00% plus the applicable margin. Due to the refinancing of Federal-Mogul's term loans, the backstop commitment letter provided to Federal-Mogul on December 6, 2013 from High River Limited Partnership, an affiliate of Mr. Carl C. Icahn, was terminated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2014 (this "Report").
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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of March 31, 2014. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 10, "Debt," to the consolidated financial statements, and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned 102,857,651, or approximately 88.0%, of Icahn Enterprises' outstanding depositary units as of March 31, 2014.
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
Debt Offerings
On January 21, 2014, we and Icahn Enterprises Finance Corp. (“Icahn Enterprises Finance”) (collectively, the “Issuers”) issued $1.200 billion in aggregate principal amount of our 6% Senior Notes due 2020 (the “Additional 2020 Notes”), $1.275 billion in aggregate principal amount of our 4.875% Senior Notes due 2019 (the “2019 Notes”) and $1.175 billion in aggregate principal amount of our 3.500% Senior Notes due 2017 (the “2017 Notes” and together with the Additional 2020 Notes and the 2019 Notes, the “New Notes”) pursuant to the purchase agreement, dated January 8, 2014, by and among the Issuers, Icahn Enterprises Holdings, as guarantor, and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, Jefferies LLC and UBS Securities LLC, as initial purchasers. The Additional 2020 Notes were priced at 102.000% of their face amount plus interest accrued from August 1, 2013 and each of the 2019 and the 2017 Notes were priced at 100.000% of their face amount. The net proceeds of the New Notes were approximately $3.650 billion, after deducting the initial purchasers' discount and commission and estimated fees and expenses related to the offering.
We used the proceeds from the issuance of the New Notes to refinance our 2010-2012 Notes. As a result of this refinancing, we purchased $3,500 million aggregate principal of the 2010-2012 Notes and recognized a loss of $108 million on extinguishment of debt during the first quarter of 2014. The 2016 Notes and 2018 Notes comprising the 2010-2012 Notes were discharged in full on February 6, 2014.
On January 29, 2014, the Issuers issued $1.350 billion aggregate principal amount of 5.875% Senior Notes due 2022 (the “2022 Notes”) pursuant to the purchase agreement, dated January 22, 2014, by and among the Issuers, Icahn Enterprises Holdings, as guarantor, and Jefferies LLC, as initial purchaser. The 2022 Notes were priced at 100.000% of their face amount.  The net proceeds from the sale of the 2022 Notes were approximately $1.340 billion after deducting the initial purchaser’s discount and commission and estimated fees and expenses related to the offering.  Interest on the 2022 Notes will be payable on February 1 and August 1 of each year, commencing August 1, 2014. The 2022 Notes Purchase Agreement contains customary representations, warranties and covenants of the parties and indemnification and contribution provisions whereby the Issuers and the Guarantor, on the one hand, and the 2022 Notes Purchaser, on the other, have agreed to indemnify each other against certain liabilities.
See Note 10, "Debt," to the consolidated financial statements for further discussion regarding these notes offerings.

Results of Operations
Consolidated Financial Results
The following table summarizes total revenues, net income (loss) and net income (loss) attributable to Icahn Enterprises and Icahn Enterprises Holdings for each of our reporting segments and the Holding Company for the three months ended March 31, 2014 and 2013.

	Revenues		Net Income (Loss)		Net Income (Loss) Attributable to Icahn Enterprises/ Icahn Enterprises Holdings
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013
	(in millions)
Investment	$46	$603	$(15)	$575	$5	$233
Automotive	1,789	1,680	40	(34)	31	(29)
Energy	2,556	2,338	204	222	110	151
Metals	190	264	(5)	(6)	(5)	(6)
Railcar	207	188	36	24	21	1
Gaming	187	143	33	4	23	3
Food Packaging	73	88	(6)	3	(4)	2
Real Estate	24	21	7	5	7	5
Home Fashion	43	46	(1)	(3)	(1)	(3)
Holding Company	(125)	(2)	(216)	(80)	(216)	(80)
	$4,990	$5,369	$77	$710	$(29)	$277
Overview
Our operating businesses are managed on a decentralized basis. Due to the structure of our business, we discuss the results of operations below by individual reporting segments. See Note 2, “Operating Units,” to the consolidated financial statements for a description of each of our operating segments and Note 13, "Segment Reporting," for a reconciliation of each of our reporting segment's results of operations to our consolidated results.

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
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. As of March 31, 2014 and December 31, 2013, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates was approximately $4.6 billion and $4.7 billion, respectively, representing approximately 50% and 56%, respectively, of the Investment Funds' asset under management.
Our Interests in the Investment Funds
As of March 31, 2014 and December 31, 2013, we had investments with a fair market value of approximately $4.7 billion and $3.7 billion, respectively, in the Investment Funds.

Our share of the Investment Funds' net income through our interests in the Investment Funds was $5 million and $233 million for the three months ended March 31, 2014 and 2013, respectively.
Returns
The following table sets forth performance information for the Investment Funds for the comparative periods presented. These returns represent a weighted-average composite of the average returns, net of expenses for the Investment Funds.

	Returns
	Three Months Ended March 31,
	2014	2013
Investment Funds	-0.4%	9.7%
The Investment Funds' aggregate gross return was -0.4% for the three months ended March 31, 2014.  During the first quarter of 2014, the Investment Funds' performance was driven by losses in their short equity exposure, including broad market hedges, as the markets rallied. These losses were partially offset by the Investment Funds' long equity positions, primarily in a few of our largest core holdings.
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
From inception in November 2004 through March 31, 2014, the Investment Funds' gross return was approximately 255%, representing an annualized rate of return of approximately 14%.

Automotive

	Three Months Ended March 31,
	2014	2013
	(in millions)
Net sales	$1,779	$1,713
Cost of goods sold	1,506	1,465
Gross margin	$273	$248
Federal-Mogul Holdings Corporation's ("Federal-Mogul") Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. Federal-Mogul's filings with the SEC are available on the SEC's website at www.sec.gov.
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
Geographically, Federal-Mogul derived 36% of its net sales in the United States and 64% internationally during the three months ended March 31, 2014. Federal-Mogul has operations in established markets including Australia, Belgium, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Morocco, Poland, Russia, South Africa and Thailand. The attendant risks of Federal-Mogul's international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.
Federal-Mogul operates with two end-customer focused business segments. The Powertrain (“PT”) business focuses on original equipment products for automotive, heavy duty and industrial applications. The Vehicle Components Solutions (“VCS”) business sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers and other vehicle components. This organizational model allows for a strong product line focus benefitting both original equipment and aftermarket customers and enables the global Federal-Mogul teams to be responsive to customers’ needs for superior products and to promote greater identification with Federal-Mogul premium brands. Additionally, this organizational model enhances management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases.
The PT business primarily represents Federal-Mogul’s OE business. Approximately 93% of PT’s sales is to OEM customers, with the remaining 7% of its sales being sold directly to VCS for eventual distribution, by VCS, to customers in the independent aftermarket. Discussions about Federal-Mogul’s PT business or its OE business should be seen as analogous. The performance of PT is therefore highly correlated to changes in regional OEM light and commercial vehicle production, together with the changes in the mix of technologies (such as between light vehicle gasoline and light vehicle diesel), and changes in demand for non-automotive and industrial applications. These drivers are enhanced by the rate at which Federal-Mogul gains new programs, which is itself affected by the rate at which the OEM’s make improvements to emissions and fuel economy - some in response to regional regulations.
The VCS business primarily represents Federal-Mogul’s aftermarket business. Approximately 75% of VCS’s sales is to the customers in the independent aftermarket. The remaining 25% of the VCS business is to OEM or tier 1 suppliers to OEM, and the OES market, essentially, dealer supplied replacement parts - a feature more prevalent in Europe than in North America. The OES market is subject to the same general commercial patterns as the aftermarket business. The performance of VCS business is therefore highly correlated to the factors that variously influence the different regional replacement parts markets around the world, such as vehicle miles driven, the average age of vehicles on the road, the size of the regional vehicle parcs and levels of consumer confidence. These drivers are enhanced by the relative strength of the aftermarket brands and the breadth of the portfolio offered relative to the changing needs of the local markets.
In January 2014, Federal-Mogul entered into a definitive purchase agreement to acquire certain business assets of the Honeywell automotive and industrial brake friction business including two recently established manufacturing facilities in China and Romania for a base purchase price of approximately $155 million subject to post-closing adjustments and a potential earn-out payment of up to $5 million, in each case as further enumerated in the purchase agreement. This transaction is subject to customary approvals from regulatory authorities and other stakeholders where required. Federal-Mogul anticipates closing on this transaction during the second half of 2014.
Also in January 2014, Federal-Mogul entered into a definitive asset purchase agreement to acquire Affinia‘s chassis components business for a base purchase price of $150 million, subject to certain customary closing and post-closing adjustments as further enumerated in the asset purchase agreement. This business serves leading U.S. aftermarket customers with branded and private label chassis product lines. This transaction is subject to customary approvals from regulatory authorities and other stakeholders where required. Federal-Mogul closed on this transaction during the second quarter of 2014.
Three Months Ended March 31, 2014 and 2013
Net sales for the three months ended March 31, 2014 as compared to the comparable prior year period increased by $66 million (4%). Excluding a decrease in sales of $54 million as a result of dispositions and an increase of $6 million as a result of the impact of foreign currency, constant dollar sales increased $114 million. This organic growth is comprised of a 6% increase in sales in Europe or $47 million, a 6% increase in sales in North America or $42 million and a 13% increase in sales in the rest of the world (“ROW”) or $25 million.
Federal-Mogul's organic sales growth of $114 million is primarily driven by an increase in the PT business’ external sales volumes, net of customer price decreases in the PT business, of $110 million or 11%. This increase is driven by higher sales volumes in all regions. In Europe, PT sales increased by 10% or $47 million compared to an increase in both European light vehicle and commercial vehicle production of 3% and 4%, respectively. In North America, PT sales increased by 12% or $38 million compared to an increase in both light vehicle and commercial vehicle production of 4% and 20% respectively. In ROW, as PT's presence in the emerging light vehicle market continued to grow, PT sales increased by $25 million or 16%, compared to an increase in both light vehicle and commercial vehicle production of 4% and 8%, respectively. When taking into account this regional and market mix of PT sales, sales therefore grew in excess of underlying market demand.
Cost of goods sold for the three months ended March 31, 2014 as compared to the comparable prior year period increased by $41 million (3%). The increase in materials, labor and overhead as a direct result of the external sales volumes/mix of $82 million was partially offset by a $55 million decrease related to dispositions. An increase in productivity of $10 million, an increase in depreciation of $6 million, currency impacts of $6 million, and a decline in inter-segment sales volumes of $1 million, were partially offset by savings in material costs of $9 million.
Gross margin for the three months ended March 31, 2014 increased by $25 million (10%) as compared to the comparable prior year period. Gross margin was 15% and 14% of net sales for the three months ended March 31, 2014 and 2013, respectively. The favorable impact on margins due to external sales volumes/mix was $45 million. Unfavorable customer pricing of $13 million, unfavorable productivity of $10 million and increased depreciation of $6 million were partially offset by favorable materials and services sourcing savings of $9 million and $1 million related to dispositions.

Energy

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Petroleum	Fertilizer	Total	Petroleum	Fertilizer	Total
	(in millions)
Net sales	$2,373	$74	$2,447	$2,271	$81	$2,352
Cost of goods sold	2,198	49	2,247	1,925	42	1,967
Gross margin	$175	$25	$200	$346	$39	$385

The following table provides a reconciliation of our Energy segment's petroleum business' gross margin to refining margin and refining margin adjusted for FIFO impacts for the periods indicated:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(in millions, except barrels metrics)
Net sales	$2,373	$2,271
Cost of goods sold	2,198	1,925
Gross margin	175	346
Add back:
Direct operating expenses	99	86
Depreciation and amortization	38	36
Refining margin	312	468
FIFO impacts (favorable), unfavorable	(22)	(5)
Refining margin adjusted for FIFO impacts	$290	$463

Gross margin per barrel	$9.63	$19.75
Refining margin per barrel	17.17	26.71
Refining margin per barrel adjusted for FIFO impacts	15.98	26.44

Total crude oil throughput (barrels per day)	201,902	194,816
CVR Energy, Inc.'s ("CVR") Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. CVR's filings with the SEC are available on the SEC's website at www.sec.gov.
As of March 31, 2014, we owned 82% of the total outstanding common stock of CVR. In addition, as of March 31, 2014, we owned approximately 4% of the total outstanding common stock of CVR Refining, LP ("CVR Refining").
CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces nitrogen fertilizers in the form of urea ammonium nitrate ("UAN") and ammonia.
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
The earnings and cash flows of the petroleum business are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into refined products. The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depend on factors beyond its control, including the supply of and demand for crude oil, as well as gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. Because the petroleum business applies first-in, first-out (“FIFO”) accounting to value its inventory, crude oil price movements may impact net income in the short term because of changes in the value of its unhedged on-hand inventory. The effect of changes in crude oil prices on our results of operations is influenced by the rate at which the prices of refined products adjust to reflect these changes.
The prices of crude oil and other feedstocks and refined product prices are also affected by other factors, such as product pipeline capacity, local market conditions and the operating levels of competing refineries. Crude oil costs and the prices of refined products have historically been subject to wide fluctuations. Widespread expansion or upgrades of competitors’ facilities, price volatility, international political and economic developments and other factors are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined products, such as increases in the demand for gasoline during the summer driving season and for home heating oil during the winter, primarily in the Northeast. In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. The petroleum business is also subject to the EPA’s Renewable Fuel Standard (“RFS”), which requires it to blend “renewable fuels” in with its transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending.
The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. In 2013, the Wynnewood refinery was subject to the RFS for the first time. However, because the cost of purchasing RINs has been extremely volatile and has significantly increased over the last year, the Wynnewood refinery has petitioned the EPA as a “small refinery” for hardship relief from the RFS requirements in 2013 and 2014 based on the “disproportionate economic impact” on the Wynnewood refinery. During 2013, the cost of RINs became extremely volatile as the EPA's proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). The EPA has published the proposed volume mandates for 2014, which acknowledge the blend wall and are generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 proposed mandate was published; however, RIN prices have remained volatile and have increased in 2014. The cost of RINs for the three months ended March 31, 2014 and 2013 was approximately $35 million and $32 million, respectively. The future cost of RINs for the petroleum business is difficult to estimate. In particular, the cost of RINs is dependent upon a variety of factors, which include the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at its refineries, all of which can vary significantly from quarter to quarter. Based upon recent market prices of RINs and current estimates related to the other variable factors, the petroleum business estimates that the total cost of RINs will be approximately $75 million to $150 million for the year ending December 31, 2014.
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
Three Months Ended March 31, 2014 and 2013
Net sales for the petroleum business for the three months ended March 31, 2014 and 2013 was approximately $2.4 billion and $2.3 billion, respectively. The increase in net sales for the petroleum business was the result of higher overall sales volume, which was partially offset by lower product prices. The higher sales volume is due to increased production of transportation fuels. For the three months ended March 31, 2014, CVR's petroleum business sold approximately 9.9 million and 9.1 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.66 and $3.00, respectively. For the three months ended March 31, 2013, CVR's petroleum business sold approximately 9.6 million and 7.8 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.82 and $3.11, respectively.
Net sales for the fertilizer business for the three months ended March 31, 2014 was $74 million, of which $71 million and $3 million were attributable to UAN and ammonia, respectively. Net sales for the fertilizer business for the three months ended March 31, 2013 was $81 million, of which $62 million and $19 million were attributable to UAN and ammonia, respectively. For the three months ended March 31, 2014, CVR sold 254,671 and 5,446 tons of UAN and ammonia, respectively, with an average plant gate price per ton of $253 and $479, respectively. For the three months ended March 31, 2013, CVR sold 194,141 and 27,572 tons of UAN and ammonia, respectively, with an average plant gate price per ton of $295 and $663, respectively. Plant gate prices are prices at the designated delivery point less any freight cost we absorb to deliver the product. CVR believes plant gate price is meaningful because it sells products both at its plant gate (sold plant) and delivered to the customer's designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month-to-month or quarter-to-quarter. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 98.8%, 92.1% and 97.0%, respectively, for the three months ended March 31, 2014 and 99.5%, 98.8% and 92.8% for the three months ended March 31, 2013.
Cost of goods sold for the petroleum business for the three months ended March 31, 2014 and 2013 was approximately $2.2 billion and $1.9 billion, respectively. Cost of goods sold for the petroleum business includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs, transportation distribution costs, costs associated with the actual operations of CVR's refineries (such costs are collectively referred to as "direct operating expenses") such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance and labor and environmental compliance costs. In addition, cost of goods sold includes depreciation and amortization.
The increase in cost of sales for the petroleum business was primarily due to an increase in cost of consumed oil. The average cost per barrel of crude oil consumed for the three months ended March 31, 2014 was $95.91 compared to $89.34 for the comparable period of 2013, an increase of approximately 7.4%. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the three months ended March 31, 2014, the petroleum business had a favorable FIFO inventory impact of $22 million compared to a favorable FIFO inventory impact of $5 million for the comparable period of 2013.
Refining margin per barrel of crude oil throughput decreased from $26.71 for the three months ended March 31, 2013 to $17.17 for the three months ended March 31, 2014. Refining margin adjusted for FIFO impact was $15.98 per crude oil throughput barrel for the three months ended March 31, 2014 as compared to $26.44 per crude oil throughput barrel for the three months ended March 31, 2013. Gross margin per barrel decreased to $9.63 for the three months ended March 31, 2014 as compared to gross margin per barrel of $19.75 in the corresponding prior year period. The decrease in refining margin and gross margin per barrel was due to a decrease in sales prices of gasoline and distillates and an increase in our Energy segment's petroleum business' per barrel cost of consumed crude oil.
The fertilizer business' cost of goods sold for the three months ended March 31, 2014 and 2013 was $49 million and $42 million, respectively. Cost of goods sold for the fertilizer business is primarily comprised of pet coke expense, freight expense, distribution expense, direct operating expenses and depreciation and amortization.

Metals

	Three Months Ended March 31,
	2014	2013
	(in millions)
Net sales	$189	$264
Cost of goods sold	192	267
Gross margin	$(3)	$(3)
Summarized ferrous tons and non-ferrous pounds sold for the three and three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
	(in 000s)
Ferrous tons sold	295	376
Non-ferrous pounds sold	40,801	67,634
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the U.S. and other global markets. Ferrous and non-ferrous scrap have been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.
Three Months Ended March 31, 2014 and 2013
Net sales for the three months ended March 31, 2014 decreased by $75 million (28%) compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes of ferrous and non-ferrous for the three months ended March 31, 2014 as compared to the corresponding prior year period. In addition, a decision to suspend low margin non-ferrous brokerage business in the second quarter of 2013 and lower secondary pipe shipments also contributed to the sales decrease for the three months ended March 31, 2014 as compared to the comparable prior year period.
Ferrous shipments decreased by 81,000 gross tons (22%) while the average price increased by $27 per gross ton (7%) during the three months ended March 31, 2014 as compared to the comparable prior year period. The shipment decrease was attributable to a number factors including: lower raw material supply and transportation problems primarily due to extremely severe weather conditions in the current period, the lock-out at the Canton shredder facility that began in February 2014, and softer demand from mills as the domestic steel capacity utilization rate averaged approximately 76.5% in the three months ended March 31, 2014, or 0.5 percentage point lower than the average rate during the comparable prior year period.
Non-ferrous shipment volumes decreased by 26.8 million pounds (40%) and average selling prices for non-ferrous decreased $0.11 per pound (11%) during the three months ended March 31, 2014 as compared to the prior year period primarily due to weaker market conditions and lower market prices for copper and stainless steel. Aluminum shipments were also lower as the business exited its ingot tolling operation during the current quarter.
Cost of goods sold for the three months ended March 31, 2014 decreased by $75 million (28%) compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes and lower processing costs. Gross margin as a percentage of net sales was a loss of 1% for each of the three months ended March 31, 2014 and 2013.

Railcar

	Three Months Ended March 31,
	2014	2013
	(in millions)
Net Sales/Other Revenues From Operations:
Manufacturing	$218	$228
Railcar Leasing	82	62
Railcar Services	16	16
Eliminations	(105)	(123)
	$211	$183
Cost of Goods Sold/Other Expenses From Operations:
Manufacturing	$162	$182
Railcar Leasing	37	32
Railcar Services	13	13
Eliminations	(76)	(102)
	$136	$125
Gross Margin:
Manufacturing	$56	$46
Railcar Leasing	45	30
Railcar Services	3	3
Eliminations	(29)	(21)
	$75	$58
Our Railcar segment includes the results of American Railcar Industries, Inc. ("ARI") and a newly capitalized American Railcar Leasing, LLC ("ARL"). Manufacturing net sales and cost of goods sold above include intra-segment net sales and related cost of goods sold for railcars sold by our Railcar segment to its railcar leasing business. Elimination amounts represent eliminations of intra-segment net sales and related cost of goods sold and gross margin for our Railcar segment.
ARI's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. ARI's filings with the SEC are available on the SEC's website at www.sec.gov.
The North American railcar market has been, and our Railcar segment expects it to continue to be, highly cyclical. Increased North American crude oil production has contributed to strong industry-wide demand for tank railcars, resulting in record industry levels for tank railcar shipments and backlog. Additionally, our Railcar segment believes inquiry activity for hopper railcars is growing, specifically for railcars servicing the sand and plastic pellet markets. Consistent with industry expectations, our Railcar segment believes demand for hopper railcars is strengthening for deliveries from 2015 through 2017. However, our Railcar segment cannot assure you that the tank railcar demand will continue at historically strong levels, that demand for hopper railcars, or any other railcar types, will improve, or that our railcar orders and shipments will track industry-wide trends.
Railcar shipments for the three months ended March 31, 2014 were approximately 1,610 railcars, including approximately 700 railcars to leasing customers, as compared to approximately 1,900 railcars for the comparable prior year period, including approximately 1,030 railcars to leasing customers.
As of March 31, 2014, our Railcar segment had a backlog of approximately 8,600 railcars, including approximately 4,400 railcars for lease customers. In response to changes in customer demand, our Railcar segment continues to adjust production rates at its railcar manufacturing facilities.
Three Months Ended March 31, 2014 and 2013
Total manufacturing revenues, before elimination of estimated railcar sales to our Railcar segment's leasing business, for the three months ended March 31, 2014 decreased by $10 million (4%) over the comparable prior year period. The decrease was primarily due to lower hopper railcar shipments, partially offset by a higher mix of tank railcars shipped, which generally sell at higher prices due to more material and labor content, and strong general market conditions for tank railcars.

Gross margin from manufacturing operations, before eliminations relating to railcar sales to our Railcar segment's leasing business, for the three months ended March 31, 2014 was $56 million compared to $46 million for the comparable prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues was 26% for the three months ended March 31, 2014 compared to 20% for the comparable prior year period. The increase in gross margin percentage over the respective period was primarily due to a shift in the sales mix to a higher concentration of tank railcars.
Railcar leasing revenues increased for the three months ended March 31, 2014 as compared to the corresponding prior year period due to an increase in number of railcars leased to customers and an increase in the average lease rate. The lease fleet grew from approximately 31,100 railcars at March 31, 2013 to approximately 35,600 railcars at March 31, 2014.

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
Casino revenues are one of Tropicana's main performance indicators and account for a significant portion of its net revenues. The increase in casino revenues for the three months ended March 31, 2014 as compared to the comparable prior year period was primarily due to a 0.2% increase in consolidated gaming volumes and increased gaming hold percentage, primarily due to higher gaming volumes at Tropicana Casino and Resort, Atlantic City ("Tropicana AC"), offset in part by lower casino revenues at Belle of Baton Rouge Casino and Hotel. Tropicana's consolidated gaming hold percentage was 10.3% and 9.6% for the three months ended March 31, 2014 and 2013, respectively.
Net revenues from Tropicana AC comprise approximately 42% and 39% of our Gaming segment's net revenues for the three months ended March 31, 2014 and 2013, respectively. Based on market data, the Atlantic City market experienced year over year declines in casino win of 7.5% for the three ended March 31, 2014. Tropicana AC casino revenues increased in the three months ended March 31, 2014 as compared to the corresponding prior year period as a result of increased customer volumes due, in part, to the closure of one of Tropicana AC's competitors in Atlantic City. In addition, Tropicana AC's revenues increased due to the inclusion of revenues from Internet gaming which commenced in November 2013, coupled with 6.1% higher slot volumes partially offset by 22.2% lower table game volumes, including lower volumes of high-end play for the three months ended March 31, 2014.
Revenues from rooms increased for the three months ended March 31, 2014 as compared to the corresponding prior year period. The average daily room rate and occupancy across all of Tropicana's gaming properties were $64 and 58%, respectively, for the three months ended March 31, 2014 as compared to $65 and 55%, respectively, for the comparable prior year period.
Food Packaging
Viskase Companies, Inc. ("Viskase") currently operates nine manufacturing facilities and ten distribution centers throughout North America, Europe, South America and Asia and derives approximately 72% of total net sales from customers located outside the United States.
Net sales for the three months ended March 31, 2014 was flat at $88 million as compared to the comparable prior year period, with a $2 million increase due to price and product mix, offset in part by $1 million from foreign currency translation and $1 million from lower volumes.
Cost of goods sold for the three months ended March 31, 2014 decreased by $1 million (1%) as compared to the comparable prior year period. Gross margin as a percent of net sales was 25% and 24% for the three months ended March 31, 2014 and 2013, respectively. The improvement in the gross margin as a percent of net sales over the comparable period was due to improved plant performance.
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

Revenue from our real estate operations for each of the three months ended March 31, 2014 and 2013 were substantially derived from our resort and rental operations. Revenue from sales of residential units in our real estate development operations represent 14% and 5% of total Real Estate revenues for the three months ended March 31, 2014 and 2013, respectively.
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
Net sales for the three months ended March 31, 2014 decreased by $4 million (9%) compared to the comparable prior year period. The decrease was primarily due to reduction in sales volume in certain low margin programs. Cost of goods sold for the three months ended March 31, 2014 decreased by $4 million (10%) compared to the comparable prior year period. The decrease was primarily due to lower sales volume. Gross margin as a percentage of net sales was 12% for the three months ended March 31, 2014 as compared to 11% for the comparable prior year period. The increase was primarily due to higher margins on more profitable programs and customers.
Holding Company
Net loss from investment activities were $21 million for the three months ended March 31, 2014 as compared to $2 million in the comparable prior year period. The net loss from investment activity during the first quarter of 2014 include unrealized losses from certain swaps that were assigned to the Holding Company from our Investment segmenting during August 2013. See Note 6, "Financial Instruments - Investment Segment and Holding Company," to the consolidated financial statements for further discussion regarding these swaps. In addition, there were unrealized losses related to other securities held by the Holding Company.

Other Consolidated Results of Operations
Other Income (Loss), Net
Our consolidated other income (loss), net for the three months ended March 31, 2014 and 2013 was $35 million and $(45) million, respectively. During the first quarter of 2014, our Energy segment recorded gains on certain derivative contracts of $109 million. In addition, during the first quarter of 2014, our Gaming segment received $32 million in cash as payment to satisfy future credits in connection with a certain negotiated tax settlement. During the first quarter of 2014, we had various debt refinancing transactions and recorded an aggregate loss on extinguishment of debt of $126 million. See Note 6, "Financial Instruments," and Note 16, "Other Income (Loss), Net," to the consolidated financial statements for further discussion.
Selling, General and Administrative
Our consolidated selling, general and administrative ("SG&A") for the three months ended March 31, 2014 decreased by $11 million (3%) as compared to the comparable prior year period. The decrease was primarily due to a decrease of $6 million from our Investment segment due to lower compensation expense, $6 million from our Automotive segment due to certain cost cutting measures and $4 million collectively from our Energy and Metals segments, offset in part by an increase of $6 million from our Gaming segment primarily due to higher marketing expenses, higher utility expenses and higher property tax expense due to certain tax credits recognized during the first quarter of 2013.
Restructuring
Our consolidated restructuring costs were $8 million for each of the three months ended March 31, 2014 and 2013, respectively, which was attributable to Federal-Mogul.
In February 2013, Federal-Mogul's Board of Directors approved the evaluation of restructuring opportunities in order to improve operating performance. Federal-Mogul obtained its Board of Directors' approval to commence a restructuring plan ("Restructuring 2013"). Restructuring 2013 is intended to take place between 2013 and 2015 with an expected total cost of $73 million, of which $58 million and $15 million pertains to employee costs and facility costs, respectively. In connection with Restructuring 2013, Federal-Mogul recorded $4 million and $7 million in restructuring charges for the three months ended March 31, 2014 and 2013, respectively, substantially all of which pertain to employee costs. These restructuring opportunities include potential plant closures and employee headcount reductions in various countries that require consultation with various parties including, but not limited to, unions/works councils, local governments and/or customers. The consultation process can take a significant amount of time and impact the final outcome and timing. Federal-Mogul's policy is to record a provision for qualifying restructuring costs in accordance with the applicable accounting guidance when the outcome of such consultations becomes probable. Federal-Mogul has entered into consultation with works council for one of its French facilities to potentially cease operations; the outcome of such consultation is not yet probable, but could require restructuring charges in the period in which the good faith negotiations conclude.
Interest Expense
Interest expense during the three months ended March 31, 2014 increased by $25 million (17%) as compared the corresponding prior year period. The increase was primarily due to higher interest expense from our Investment segment attributable to due to broker balances, offset in part by lower interest expense attributable to the expiration of unfavorable interest rate swaps at our Automotive segment in the first quarter of 2013 and lower interest rate on our Energy segment's outstanding debt balances over the respective periods.
Income Tax Expense
For the three months ended March 31, 2014, both Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $103 million on pre-tax income of $180 million compared to an income tax expense of $120 million on pre-tax income of $830 million for the three months ended March 31, 2013. Our effective income tax rate was 57.2% and 14.5% for the three months ended March 31, 2014 and 2013, respectively.
For the three months ended March 31, 2014, the difference between the effective tax rate and statutory federal rate of 35% is primarily due to partnership loss not subject to taxation, as such taxes are the responsibility of the partners.  For the three months ended March 31, 2013, the difference between the effective tax rate and the statutory federal rate of 35% is primarily due to changes in valuation allowances and partnership income not subject to taxation, as such taxes are the responsibility of the partners.

Liquidity and Capital Resources
Holding Company
As of March 31, 2014, the Holding Company had investments in the Investment Funds with a total fair market value of approximately $4.7 billion. As of March 31, 2014, our Holding Company had cash and cash equivalents of approximately $1.0 billion and total debt of approximately $5.5 billion.
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
As of March 31, 2014 based on covenants in the indenture governing our senior notes, we could incur approximately $1.6 billion in additional indebtedness. See Note 10, “Debt,” to the consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.
We have from time to time considered and continue to explore the possibility of seeding one or more private investment fund managers and investing some of our proprietary capital in their funds. There can be no assurance that any such transactions will be completed.
Distributions on Depositary Units
On March 3, 2014, the board of directors of our general partner announced an increase in our annualized distribution from $5.00 per depositary unit to $6.00 per depositary unit.
On February 25, 2014, Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. As a result, on April 22, 2014, Icahn Enterprises distributed an aggregate 1,574,448 depositary units to unit holders electing to receive depositary units in connection with this distribution.
On May 5, 2014, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit, which will be paid on or about June 30, 2014 to depositary unit holders of record at the close of business on May 19, 2014. Depositary unit holders have until June 11, 2014 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 10 consecutive trading days ending June 25, 2014. No fractional depositary units will be issued pursuant to the dividend payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
Debt Offerings
As discussed elsewhere in this Report, on January 21, 2014, we issued $1.200 billion in aggregate principal of the Additional 2020 Notes, $1.275 billion in aggregate principal of the 2019 Notes and $1.175 billion in aggregate principal amount of the 2017 Notes. The net proceeds of the New Notes were approximately $3.650 billion, after deducting the initial purchasers' discount and commission and estimated fees and expenses related to the offerings. We used the proceeds from the issuance of the New Notes to refinance our 2010-2012 Notes. As a result of this refinancing, we purchased $3,500 million aggregate principal of the 2010-2012 Notes and recognized a loss of $108 million on extinguishment of debt during the first quarter of 2014. The 2016 Notes and 2018 Notes comprising the 2010-2012 Notes were discharged in full on February 6, 2014.
In addition, on January 29, 2014, the Issuers issued $1.350 billion aggregate principal amount of the 2022 Notes. The 2022 Notes were priced at 100.000% of their face amount.  The net proceeds from the sale of the 2022 Notes were approximately $1.340 billion, after deducting the initial purchaser’s discount and commission and estimated fees and expenses related to the offering.
In January 2014, a subsidiary of ARI (the "ARI Subsidiary") refinanced its Original ARI Term Loan under an amended and restated credit agreement to, among other things; increase the aggregate borrowings available thereunder. In connection with the refinancing, ARI Subsidiary received borrowings of $316 million, net of fees and expenses. Of this amount, $194 million was used to refinance the Original ARI Term Loan, resulting in net proceeds of $122 million. In conjunction with the refinancing, ARI incurred a $2 million loss on extinguishment of debt, which is reflected in other income (loss), net in our consolidated statements of operations.
On March 27, 2014, a certain subsidiary of ARL entered into a new $300 million term loan (the “RCF Term Loan”). Proceeds of the RCF Term Loan, along with $256 million in cash, were used to pay off a certain term note that matured in March 2014 with a certain subsidiary of ARL.
See Note 10, “Debt,” to the consolidated financial statements for further discussion regarding these financing transactions detailed above.

Borrowings
Debt consists of the following:

	Icahn Enterprises		Icahn Enterprises Holdings
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(in millions)		(in millions)
5.875% senior unsecured notes due 2022 - Icahn Enterprises/Icahn Enterprises Holdings	$1,337	$—	$1,337	$—
6.00% senior unsecured notes due 2020 - Icahn Enterprises/Icahn Enterprises Holdings	1,710	493	1,710	493
4.875% senior unsecured notes due 2019 - Icahn Enterprises/Icahn Enterprises Holdings	1,269	—	1,269	—
8.00% senior unsecured notes due 2018 - Icahn Enterprises/Icahn Enterprises Holdings	—	2,473	—	2,470
3.50% senior unsecured notes due 2017 - Icahn Enterprises/Icahn Enterprises Holdings	1,169	—	1,169	—
7.75% senior unsecured notes due 2016 - Icahn Enterprises/Icahn Enterprises Holdings	—	1,050	—	1,047
Debt facilities - Automotive	2,499	2,494	2,499	2,494
Debt facilities - Energy	500	500	500	500
Credit facilities - Energy	125	125	125	125
Debt and credit facilities - Railcar	1,683	1,448	1,683	1,448
Credit facilities - Gaming	297	298	297	298
Senior secured notes and revolving credit facility - Food Packaging	274	215	274	215
Mortgages payable - Real Estate	48	49	48	49
Other	156	150	156	150
	$11,067	$9,295	$11,067	$9,289

See Note 10, “Debt,” to the consolidated financial statements for additional information concerning terms, restrictions and covenants of our debt. As of March 31, 2014, we are in compliance with all debt covenants.
Contractual Commitments and Contingencies
Other than the financing transactions discussed above, there have been no material changes to our contractual commitments and contingencies as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2013.
Off-Balance Sheet Arrangements
We have off-balance sheet risk related to investment activities associated with certain financial instruments, including futures, options, credit default swaps and securities sold, not yet purchased. For additional information regarding these arrangements, see Note 6, “Financial Instruments,” to the consolidated financial statements.

Consolidated Cash Flows
The following table summarizes cash flow information for the three months ended March 31, 2014 and cash and cash equivalents as of March 31, 2014 for Icahn Enterprises' operating segments and the Holding Company:

	Three Months Ended March 31, 2014			March 31, 2014
	Net Cash Provided By (Used In)
	Operating Activities	Investing Activities	Financing Activities	Cash and Cash Equivalents
	(in millions)
Investment	$(999)	$—	$—	$4
Automotive	17	(117)	(8)	652
Energy	198	(62)	(43)	962
Metals	(5)	(4)	—	15
Railcar	27	(100)	(154)	215
Gaming	43	(7)	(1)	394
Food Packaging	(6)	(5)	45	41
Real Estate	17	—	(1)	49
Home Fashion	—	(1)	—	15
Holding Company	(94)	—	1,342	995
	$(802)	$(296)	$1,180	$3,342

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
Operating Activities
Cash used in operating activities during the three months ended March 31, 2014 was primarily attributable to our Investment segment due to net cash used in investment transactions. Additionally, the Holding Company had net cash used in operating activities primarily due to interest payments on our senior unsecured notes. Our Energy segment had net cash provided from operating activities primarily due to earnings during the quarter.
Investing Activities
Cash used in investing activities during the three months ended March 31, 2014 is primarily attributable to capital expenditures from our subsidiaries. Our Railcar segment had capital expenditures of $102 million, of which $98 million was for the manufacture or purchase of railcars for its leasing operations. Additionally, our Automotive and Energy segments had capital expenditures of $96 million and $62 million, respectively.
Financing Activities
Cash provided from financing activities during the three months ended March 31, 2014 is primarily attributable to certain debt refinancing activities of the Holding Company which resulted in net proceeds of approximately $1.4 billion. This was offset in part by $381 million paid to an affiliate of Mr. Icahn in connection with our purchase of a 75% economic interest in ARL.
Discussion of Segment Liquidity and Capital Resources
Investment
As of March 31, 2014, the Investment Funds' net notional exposure was 31%. The Investment Funds' long exposure was 158% (152% long equity and 6% long credit) and the Investment Funds' short exposure was 127% (119% short equity and 8% short credit).  The Investment Funds historically have had access to significant amounts of cash from prime brokers, subject to customary terms and market conditions.

Automotive
As of both March 31, 2014 and December 31, 2013, the borrowing availability under the Federal-Mogul Replacement Revolving Facility $550 million. Federal-Mogul had $38 million and $39 million of letters of credit outstanding as of March 31, 2014 and December 31, 2013, respectively, pertaining to its term loan credit facility. To the extent letters of credit associated with the Federal-Mogul Replacement Facility are issued, there is a corresponding decrease in borrowings available under this facility. See Note 10, "Debt - Automotive," to the consolidated financial statements for additional discussion regarding Federal-Mogul's debt facilities.
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $315 million and $271 million as of March 31, 2014 and December 31, 2013, respectively. Of those gross amounts, $303 million and $258 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of both March 31, 2014 and December 31, 2013, Federal-Mogul had withdrawn all cash related to such transferred receivables. Proceeds from the transfers of accounts receivable qualifying as sales were $410 million and $333 million for the three months ended March 31, 2014 and 2013, respectively.
On April 15, 2014, Federal-Mogul Holdings Corporation, as the new borrower, entered into an amendment (the “Amendment”) of the Federal-Mogul Credit Agreement, among Federal-Mogul Corporation, the lenders party thereto, Citicorp USA, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wachovia Capital Finance Corporation and Wells Fargo Foothill, LLC, as Co-Documentation Agents, with respect to a new tranche B term loan facility (the “New Tranche B Facility”) and a new tranche C term loan facility (the “New Tranche C Facility,” and together with the New Tranche B Facility, the “New Federal-Mogul Facilities”). Immediately following the closing of the transactions contemplated by the Amendment, Federal-Mogul Holdings Corporation contributed all of the net proceeds from the New Federal-Mogul Facilities to Federal-Mogul Corporation, and Federal-Mogul Corporation repaid its existing outstanding indebtedness as a borrower under the tranche B and tranche C term loan facilities. In connection with this debt refinancing, our Automotive segment anticipates recognizing a non-cash loss on debt extinguishment of approximately $35 million during the quarter ending June 30, 2014, which is primarily attributable to the write-off of debt discounts.
The Amendment, among other things, (i) provides for aggregate commitments under the New Tranche B Facility of $700 million with a maturity date of April 15, 2018, (ii) provides for aggregate commitments under the New Tranche C Facility of approximately $1.9 billion with a maturity date of April 15, 2021, (iii) increases the interest rates applicable to the New Federal-Mogul Facilities as described below, (iv) provides that for all outstanding letters of credit there is a corresponding decrease in borrowings available under the Federal-Mogul Replacement Revolving Facility, (v) provides that in the event that as of a particular determination date more than $700 million aggregate principal amount of existing term loans and certain related refinancing indebtedness will become due within 91 days of such determination date, the Federal-Mogul Replacement Revolving Facility will mature on such determination date, (vi) provides for additional incremental indebtedness, secured on a pari passu basis, of an unlimited amount of additional indebtedness if Federal-Mogul meets a financial covenant incurrence test, and (vii) amends certain other restrictive covenants. Pursuant to the Amendment, Federal-Mogul Holdings Corporation assumed all of the obligations of Federal-Mogul Corporation with respect to the Federal-Mogul Replacement Revolving Facility under the Federal-Mogul Credit Agreement.
See Note 18, "Subsequent Events - Automotive," to the consolidated financial statements for further discussion.
Federal-Mogul estimates its 2014 capital expenditures to be in the range of $370 million to $420 million.
Energy
As of March 31, 2014, CRLLC had availability under the Amended and Restated ABL Credit Facility of $373 million and had letters of credit outstanding of $27 million. There were no borrowings outstanding under the ABL Credit Facility as of March 31, 2014. In addition, as of March 31, 2014, CVR Partners had $25 million availability under its revolving credit facility, with an uncommitted incremental facility of up to $50 million.
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
On January 24, 2013, the board of directors of CVR adopted a quarterly cash dividend policy. Subject to declaration by its board of directors, CVR's quarterly dividend is currently $0.75 per share, or $3.00 per share on annualized basis. Additionally, CVR declared and paid two special cash dividends during the year ended December 31, 2013. CVR paid an aggregate total of approximately $65 million in dividends, during the three months ended March 31, 2014, of which $53 million was paid to us.
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
CVR estimates that the total capital spending 2014 to be approximately $360 million to $375 million.
The petroleum business and the nitrogen fertilizer business' estimated capital expenditures are subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, CVR may experience increases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of the refineries or nitrogen fertilizer plant. Capital spending for the Nitrogen Fertilizer Partnership's nitrogen fertilizer business has been and will be determined by the board of directors of its general partner. Capital spending for CVR's petroleum business will be determined by the board of directors of its general partner.

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2014 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2013.
Recently Issued Accounting Standards
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-8, which amends FASB ASC Topic 205, Presentation of Financial Statements and FASB ASC Topic 360, Property, Plant, and Equipment. This ASU is effective on a prospective basis applicable activities that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years and changes the requirements for reporting discontinued operations. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial position, results of operations, cash flows and disclosures.

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
Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties that may cause actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These risks and uncertainties may include the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2013 and those set forth in this Report.

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
Market Risk
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of March 31, 2014, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by $1.4 billion, $90 million and $1.6 billion, respectively. However, as of March 31, 2014, we estimate that the impact to our share of the net (loss) gain from investment activities reported in our consolidated statement of operations would be less than the change in fair value since we have an investment of approximately 50% in these Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 50% of the change in fair value.
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
Automotive
See Note 6, “Financial Instruments-Automotive,” to the consolidated financial statements for discussion regarding our Automotive segment's interest rate risk, commodity price risk and foreign currency risk.
The translated values of revenue and expense from our Automotive segment's international operations are subject to fluctuations due to changes in currency exchange rates. During the three months ended March 31, 2014, our Automotive segment derived 36% of its sales in the United States and 64% internationally. Of these international sales, 58% were denominated in the euro, with no other single currency representing more than 10% of international sales. To minimize foreign currency risk, our Automotive segment generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, our Automotive segment manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Our Automotive segment estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the three months ended March 31, 2014 would have decreased net income attributable to Icahn Enterprises for our Automotive segment by approximately $4 million.
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
Commodity Price Risk
At March 31, 2014, CVR Refining had open commodity hedging instruments consisting of 18.1 million barrels of crack spreads primarily to fix the margin on a portion of our future gasoline and distillate production. The fair value of the outstanding contracts at March 31, 2014 was a net unrealized gain of $72 million. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of commodity hedging instruments of approximately $18 million.
Interest Rate Risk
On June 30 and July 1, 2011, Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF") entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of CVR Partner's $125 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expires on February 12, 2016, totals $62.5 million (split evenly between the two agreement dates). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit facility. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive loss and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense.
CVR Partners has exposure to interest rate risk on 50% of its $125 million floating rate term debt. A 1.0% increase over the Eurodollar floor spread of 3.5%, as specified in the credit facility, would increase interest cost to CVR Partners by less than $1 million on an annualized basis, thus decreasing CVR Partner's net income by the same amount.
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
Our Railcar segment's financial results could be affected by changes in interest rates due to the impact those changes have on its variable rate debt obligation as of March 31, 2014. A one percentage point increase in the rate would have had a $5 million impact on our Railcar segment's interest expense.

Gaming
Interest Rate Risk
Tropicana's primary exposure to market risk is interest rate risk associated with its Tropicana New Term Loan Facility that bears interest based on floating rates. Based on Tropicana's borrowings as of March 31, 2014, assuming a 1% increase over the 4% floor specified in its Tropicana New Term Loan Facility, Tropicana's annual interest cost would change by approximately $3 million.
Holding Company
Interest Rate Risk
The fair values of our long-term debt and other borrowings will fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, relative values of alternative investments, the liquidity of the instrument and other general market conditions. Historically, the Holding Company does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Holding Company has predominately long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. At March 31, 2014, the impact of a 100 basis point increase or decrease in interest rates on fixed rate debt would have no impact on our consolidated financial statements.
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
Based on sensitivity analysis for our equity price risks as of March 31, 2014, the effects of a 10% adverse change in the fair value of these investments would result in loss of approximately $56 million.

Item 4. Controls and Procedures.
As of March 31, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and Icahn Enterprises Holdings' and subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 17, “Commitments and Contingencies” to the consolidated financial statements located in Part I, Item I of this Report, which is incorporated by reference into this Part II, Item 1, for a description of the litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors.
Other than changes for our Automotive segment as discussed below, there were no other material changes to our risk factors during the three months ended March 31, 2014 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2013.
Automotive

Federal-Mogul has substantial indebtedness, which could restrict its business activities and could subject it to significant interest rate risk.
Federal-Mogul has substantial indebtedness, which could restrict its business activities and could subject it to significant interest rate risk. As of March 31, 2014, our Automotive segment had approximately $2.6 billion of outstanding indebtedness. Federal-Mogul is permitted by the terms of its debt instruments to incur substantial additional indebtedness, subject to the restrictions therein. Federal-Mogul’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its debt obligations on commercially reasonable terms, would have a material adverse effect on its business, financial condition and results of operations. Federal-Mogul's indebtedness could:

•	limit its ability to borrow money for working capital, capital expenditures, debt service requirements or other corporate purposes;

•
require it to dedicate a substantial portion of its cash flow to payments on indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development and other corporate requirements;

•	increase its vulnerability to general adverse economic and industry conditions; and

•	limit its ability to respond to business opportunities.
A significant portion of Federal-Mogul’s indebtedness accrues interest at variable rates. To the extent market interest rates rise, the cost of Federal-Mogul’s debt would increase, adversely affecting our Automotive segment's financial condition, results of operations, and cash flows. On April 15, 2014, Federal-Mogul Holdings Corporation, as the new borrower, entered into an amendment of its Term Loan and Revolving Credit Agreement dated as of December 27, 2007, which among other things, (i) provides for aggregate commitments under a new tranche B loan facility of $700 million with a maturity date of April 15, 2018, and (ii) provides for aggregate commitments under a new tranche C loan facility of $1.9 billion with a maturity date of April 15, 2021. See Note 18, "Subsequent Events - Automotive," to the consolidated financial statements for a further discussion of this amendment. Although this amendment extended the maturity of our Automotive segment's outstanding indebtedness, Federal-Mogul may need to borrow additional funds or refinancing its existing indebtedness in the future, and there are no assurances that it will be able to do so on commercially reasonable terms or at all.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.3	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.4	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.
32.3	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.
32.4	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.
Exhibit 101(1)
The following financial information from Icahn Enterprises' and Icahn Enterprises Holdings' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2014, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (vi) the Notes to the Consolidated Financial Statements.

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

Date: May 7, 2014