Form 10-Q
period 2014-06-30
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2014-08-05
CIK 813762, 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of August 4, 2014, there were 120,031,377 of Icahn Enterprises' depositary units outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)

	June 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Cash and cash equivalents	$3,333	$3,262
Cash held at consolidated affiliated partnerships and restricted cash	1,285	396
Investments	17,227	12,261
Accounts receivable, net	1,918	1,750
Inventories, net	1,998	1,902
Property, plant and equipment, net	8,535	8,077
Goodwill	2,109	2,074
Intangible assets, net	1,140	1,113
Other assets	1,014	910
Total Assets	$38,559	$31,745
LIABILITIES AND EQUITY
Accounts payable	$1,431	$1,353
Accrued expenses and other liabilities	3,218	2,196
Deferred tax liability	1,531	1,394
Securities sold, not yet purchased, at fair value	929	884
Due to brokers	4,318	2,203
Post-employment benefit liability	1,062	1,111
Debt	11,343	9,295
Total liabilities	23,832	18,436

Commitments and contingencies (Note 17)

Equity:
Limited partners: Depositary units: 120,031,377 and 115,900,309 units issued and outstanding at June 30, 2014 and December 31, 2013, respectively	6,836	6,308
General partner	(205)	(216)
Equity attributable to Icahn Enterprises	6,631	6,092
Equity attributable to non-controlling interests	8,096	7,217
Total equity	14,727	13,309
Total Liabilities and Equity	$38,559	$31,745

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:	(Unaudited)
Net sales	$4,867	$4,497	$9,533	$9,071
Other revenues from operations	323	251	584	487
Net gain (loss) from investment activities	1,132	(228)	1,101	350
Interest and dividend income	44	54	103	80
Other income, net	13	96	48	51
	6,379	4,670	11,369	10,039
Expenses:
Cost of goods sold	4,327	3,887	8,469	7,780
Other expenses from operations	163	126	292	248
Selling, general and administrative	456	317	816	688
Restructuring	30	9	38	17
Impairment	1	5	2	5
Interest expense	197	136	367	281
	5,174	4,480	9,984	9,019
Income before income tax expense	1,205	190	1,385	1,020
Income tax expense	(82)	(97)	(185)	(217)
Net income	1,123	93	1,200	803
Less: net income attributable to non-controlling interests	(634)	(39)	(740)	(472)
Net income attributable to Icahn Enterprises	$489	$54	$460	$331

Net income attributable to Icahn Enterprises allocable to:
Limited partners	$479	$53	$451	$324
General partner	10	1	9	7
	$489	$54	$460	$331

Basic income per LP unit	$4.06	$0.48	$3.85	$3.00
Basic weighted average LP units outstanding	118	110	117	108

Diluted income per LP unit	$4.06	$0.48	$3.85	$2.99
Diluted weighted average LP units outstanding	118	111	117	109
Cash distributions declared per LP unit	$1.50	$1.00	$3.00	$2.00

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Net income	$1,123	$93	$1,200	$803
Other comprehensive income (loss), net of tax:
Post-employment benefits	3	(7)	5	6
Hedge instruments	2	(3)	2	3
Translation adjustments and other	3	(40)	(2)	(81)
Other comprehensive income (loss), net of tax	8	(50)	5	(72)
Comprehensive income	1,131	43	1,205	731
Less: Comprehensive income attributable to non-controlling interests	(635)	(27)	(740)	(454)
Comprehensive income attributable to Icahn Enterprises	$496	$16	$465	$277

Comprehensive income attributable to Icahn Enterprises allocable to:
Limited partners	$486	$15	$456	$271
General partner	10	1	9	6
	$496	$16	$465	$277

Accumulated other comprehensive loss was $800 million and $805 million at June 30, 2014 and December 31, 2013, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2013	$(216)	$6,308	$6,092	$7,217	$13,309
Net income	9	451	460	740	1,200
Other comprehensive income	—	5	5	—	5
Partnership distributions	(1)	(71)	(72)	—	(72)
Investment segment contributions	—	—	—	500	500
Distributions to non-controlling interests in subsidiaries	—	—	—	(493)	(493)
Subsidiary equity offering	—	9	9	131	140
Changes in subsidiary equity and other	3	134	137	1	138
Balance, June 30, 2014	$(205)	$6,836	$6,631	$8,096	$14,727

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2012	$(244)	$4,913	$4,669	$5,147	$9,816
Net income	7	324	331	472	803
Other comprehensive loss	(1)	(53)	(54)	(18)	(72)
Partnership distributions	(2)	(121)	(123)	—	(123)
Proceeds from equity offerings	6	311	317	—	317
Distributions to non-controlling interests in subsidiaries	—	—	—	(214)	(214)
Subsidiary equity offerings	2	87	89	902	991
Changes in subsidiary equity and other	—	27	27	(25)	2
Balance, June 30, 2013	$(232)	$5,488	$5,256	$6,264	$11,520

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income	$1,200	$803
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net gain from securities transactions	(1,849)	(1,141)
Purchases of securities	(4,005)	(3,625)
Proceeds from sales of securities	1,074	794
Purchases to cover securities sold, not yet purchased	(83)	(1)
Proceeds from securities sold, not yet purchased	54	79
Changes in receivables and payables relating to securities transactions	2,299	2,495
Loss (gain) on extinguishment of debt	162	(5)
(Gain) loss on disposal of assets	(8)	50
Depreciation and amortization	395	360
Deferred taxes	90	64
Other, net	11	(11)
Changes in cash held at consolidated affiliated partnerships and restricted cash	(898)	384
Changes in other operating assets and liabilities	720	251
Net cash (used in) provided by operating activities	(838)	497
Cash flows from investing activities:
Capital expenditures	(587)	(512)
Acquisitions of business, net of cash acquired	(402)	—
Net payments associated with business dispositions	—	(25)
Proceeds from sale of investments	—	13
Purchases of investments	(78)	(46)
Other, net	19	10
Net cash used in investing activities	(1,048)	(560)
Cash flows from financing activities:
Investment segment contributions	500	45
Proceeds from equity offerings	—	317
Partnership distributions	(72)	(13)
Proceeds from offering of subsidiary equity	164	1,242
Distributions to non-controlling interests in subsidiaries	(493)	(259)
Proceeds from issuance of senior unsecured notes	4,991	—
Proceeds from other borrowings	4,242	146
Repayment of senior unsecured notes	(3,625)	—
Repayments of other borrowings	(3,730)	(493)
Change in restricted cash relating to variable rate note discharge	—	(600)
Other, net	(24)	(8)
Net cash provided by financing activities	1,953	377
Effect of exchange rate changes on cash and cash equivalents	4	(19)
Net increase in cash and cash equivalents	71	295
Cash and cash equivalents, beginning of period	3,262	3,108
Cash and cash equivalents, end of period	$3,333	$3,403

Supplemental information:
Cash payments for interest, net of amounts capitalized	$300	$270
Net cash payments for income taxes	$57	$86
Distribution payable to Icahn Enterprises unitholders	$—	$110
Construction in progress additions included in accounts payable	$24	$38
Changes in accounts payable related to construction in progress additions	$(9)	$(18)

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Cash and cash equivalents	$3,333	$3,262
Cash held at consolidated affiliated partnerships and restricted cash	1,285	396
Investments	17,227	12,261
Accounts receivable, net	1,918	1,750
Inventories, net	1,998	1,902
Property, plant and equipment, net	8,535	8,077
Goodwill	2,109	2,074
Intangible assets, net	1,140	1,113
Other assets	1,037	926
Total Assets	$38,582	$31,761
LIABILITIES AND EQUITY
Accounts payable	$1,431	$1,353
Accrued expenses and other liabilities	3,218	2,196
Deferred tax liability	1,531	1,394
Securities sold, not yet purchased, at fair value	929	884
Due to brokers	4,318	2,203
Post-employment benefit liability	1,062	1,111
Debt	11,343	9,289
Total liabilities	23,832	18,430

Commitments and contingencies (Note 17)

Equity:
Limited partner	6,928	6,393
General partner	(274)	(279)
Equity attributable to Icahn Enterprises Holdings	6,654	6,114
Equity attributable to non-controlling interests	8,096	7,217
Total equity	14,750	13,331
Total Liabilities and Equity	$38,582	$31,761

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:	(Unaudited)
Net sales	$4,867	$4,497	$9,533	$9,071
Other revenues from operations	323	251	584	487
Net gain (loss) from investment activities	1,132	(228)	1,101	350
Interest and dividend income	44	54	103	80
Other income, net	13	96	48	51
	6,379	4,670	11,369	10,039
Expenses:
Cost of goods sold	4,327	3,887	8,469	7,780
Other expenses from operations	163	126	292	248
Selling, general and administrative	456	317	816	688
Restructuring	30	9	38	17
Impairment	1	5	2	5
Interest expense	196	136	366	281
	5,173	4,480	9,983	9,019
Income before income tax expense	1,206	190	1,386	1,020
Income tax expense	(82)	(97)	(185)	(217)
Net income	1,124	93	1,201	803
Less: net income attributable to non-controlling interests	(634)	(39)	(740)	(472)
Net income attributable to Icahn Enterprises Holdings	$490	$54	$461	$331

Net income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$485	$54	$456	$328
General partner	5	—	5	3
	$490	$54	$461	$331

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Net income	$1,124	$93	$1,201	$803
Other comprehensive income (loss), net of tax:
Post-employment benefits	3	(7)	5	6
Hedge instruments	2	(3)	2	3
Translation adjustments and other	3	(40)	(2)	(81)
Other comprehensive income (loss), net of tax	8	(50)	5	(72)
Comprehensive income	1,132	43	1,206	731
Less: Comprehensive income attributable to non-controlling interests	(635)	(27)	(740)	(454)
Comprehensive income attributable to Icahn Enterprises Holdings	$497	$16	$466	$277

Comprehensive income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$492	$17	$461	$275
General partner	5	(1)	5	2
	$497	$16	$466	$277

Accumulated other comprehensive loss was $800 million and $805 million at June 30, 2014 and December 31, 2013, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2013	$(279)	$6,393	$6,114	$7,217	$13,331
Net income	5	456	461	740	1,201
Other comprehensive income	—	5	5	—	5
Partnership distributions	(1)	(71)	(72)	—	(72)
Investment segment contributions	—	—	—	500	500
Distributions to non-controlling interests in subsidiaries	—	—	—	(493)	(493)
Subsidiary equity offering	—	9	9	131	140
Changes in subsidiary equity and other	1	136	137	1	138
Balance, June 30, 2014	$(274)	$6,928	$6,654	$8,096	$14,750

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2012	$(293)	$4,984	$4,691	$5,147	$9,838
Net income	3	328	331	472	803
Other comprehensive loss	(1)	(53)	(54)	(18)	(72)
Partnership distributions	(1)	(122)	(123)	—	(123)
Proceeds from equity offerings	6	311	317	—	317
Distributions to non-controlling interests in subsidiaries	—	—	—	(214)	(214)
Subsidiary equity offerings	1	88	89	902	991
Changes in subsidiary equity and other	—	27	27	(25)	2
Balance, June 30, 2013	$(285)	$5,563	$5,278	$6,264	$11,542

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income	$1,201	$803
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net gain from securities transactions	(1,849)	(1,141)
Purchases of securities	(4,005)	(3,625)
Proceeds from sales of securities	1,074	794
Purchases to cover securities sold, not yet purchased	(83)	(1)
Proceeds from securities sold, not yet purchased	54	79
Changes in receivables and payables relating to securities transactions	2,299	2,495
Loss (gain) on extinguishment of debt	162	(5)
Loss on disposal of assets	(8)	50
Depreciation and amortization	394	360
Deferred taxes	90	64
Other, net	11	(11)
Changes in cash held at consolidated affiliated partnerships and restricted cash	(898)	384
Changes in other operating assets and liabilities	720	251
Net cash (used in) provided by operating activities	(838)	497
Cash flows from investing activities:
Capital expenditures	(587)	(512)
Acquisitions of business, net of cash acquired	(402)	—
Net payments associated with business dispositions	—	(25)
Proceeds from sale of investments	—	13
Purchases of investments	(78)	(46)
Other, net	19	10
Net cash used in investing activities	(1,048)	(560)
Cash flows from financing activities:
Investment segment contributions	500	45
Proceeds from equity offerings	—	317
Partnership distributions	(72)	(13)
Proceeds from offering of subsidiary equity	164	1,242
Distributions to non-controlling interests in subsidiaries	(493)	(259)
Proceeds from issuance of senior unsecured notes	4,991	—
Proceeds from other borrowings	4,242	146
Repayment of senior unsecured notes	(3,625)	—
Repayments of other borrowings	(3,730)	(493)
Change in restricted cash relating to variable rate note discharge	—	(600)
Other, net	(24)	(8)
Net cash provided by financing activities	1,953	377
Effect of exchange rate changes on cash and cash equivalents	4	(19)
Net increase in cash and cash equivalents	71	295
Cash and cash equivalents, beginning of period	3,262	3,108
Cash and cash equivalents, end of period	$3,333	$3,403

Supplemental information:
Cash payments for interest, net of amounts capitalized	$300	$270
Net cash payments for income taxes	$57	$86
Distribution payable to Icahn Enterprises unitholders	$—	$110
Construction in progress additions included in accounts payable	$24	$38
Changes in accounts payable related to construction in progress additions	$(9)	$(18)

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of June 30, 2014. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 10, "Debt," and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned 105,842,441, or approximately 88.2%, of Icahn Enterprises' outstanding depositary units as of June 30, 2014.
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
Principles of Consolidation
Our consolidated financial statements include the accounts of (i) Icahn Enterprises and Icahn Enterprises Holdings and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings, in addition to those entities in which we have a controlling interest as a general partner interest. In evaluating whether we have a controlling financial interest in entities that we consolidate, we consider the following: (1) for voting interest entities, we consolidate these entities in which we own a majority of the voting interests; and (2) for limited partnership entities, we consolidate these entities if we are the general partner of such entities and for which no substantive kick-out rights (the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general partners are collectively referred to as “kick-out” rights) or participating rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, cash held at consolidated affiliated partnerships and restricted cash, accounts receivable, due to/from brokers, accounts payable, accrued expenses and other liabilities are deemed to be reasonable estimates of their fair values because of their short-term nature. See Note 4, “Investments and Related Matters,” and Note 5, “Fair Value Measurements,” for a detailed discussion of our investments.
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of June 30, 2014 was approximately $11.3 billion and $11.6 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2013 was approximately $9.3 billion and $9.4 billion, respectively.
Restricted Cash
Our restricted cash balance was $1,250 million and $330 million as of June 30, 2014 and December 31, 2013, respectively.
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
Recently Issued Accounting Standards
In April 2014, the FASB issued ASU No. 2014-08, which amends FASB ASC Topic 205, Presentation of Financial Statements and FASB ASC Topic 360, Property, Plant, and Equipment. This ASU is effective on a prospective basis applicable to activities that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, and changes the requirements for reporting discontinued operations. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. We believe that ASU No. 2014-08 will reduce the number of dispositions that would qualify for discontinued operations at our parent company level, thereby reducing the complexity associated with the reporting and disclosure requirements of discontinued operations that would have been otherwise required previously.
In May 2014, the FASB issued ASU No. 2014-09, creating a new topic, FASB ASC Topic, 606, Revenue from Contracts with Customers, superseding revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is effective for fiscal years,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

and interim reporting periods within those years, beginning after December 15, 2016, using one of two retrospective application methods. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial position, results of operations, cash flows and disclosures.
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
We had interests in the Investment Funds with a fair value of approximately $5.1 billion and $3.7 billion as of June 30, 2014 and December 31, 2013, respectively. Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings) had direct investments in the Investment Funds of approximately $5.7 billion and $4.7 billion as of June 30, 2014 and December 31, 2013, respectively.
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
Federal-Mogul operates with two end-customer focused business segments. The Powertrain business unit focuses on original equipment products for automotive, heavy duty and industrial applications. The Motorparts business unit sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers and other vehicle components. This dual organizational model allows for a strong product line focus benefitting both original equipment and aftermarket customers and enables the global Federal-Mogul teams to be responsive to customers’ needs for superior products and to promote greater identification with Federal-Mogul premium brands. Additionally, this organizational model enhances management's focus to capitalize on opportunities for organic or acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases.
As of June 30, 2014, we owned approximately 80.7% of the total outstanding common stock of Federal-Mogul.
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
June 30, 2014 (Unaudited)

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
Acquisitions
On May 1, 2014, Federal-Mogul completed the Affinia Group Inc. ("Affinia") chassis business acquisition (the "Affinia Acquisition"). The acquisition of this business, which serves leading U.S. aftermarket customers with private label chassis product lines allows Federal-Mogul to broaden its product offering, provide operational synergies and better service customers globally. The purchase price was $150 million, subject to certain customary post-closing adjustments, net of acquired cash. Federal-Mogul paid $140 million of the purchase price in the second quarter of 2014 with the remaining balance of $10 million recorded as a contingent consideration and is expected to be paid in the third quarter of 2014.
With respect to the Affinia Acquisition, in accordance with FASB ASC Topic 805, Business Combinations, Federal-Mogul allocated $70 million to tangible net assets, $27 million to goodwill and $53 million to other intangible assets based on the fair values of the net assets acquired as of the acquisition date with the assistance of third-party valuation specialists. The preliminary allocation of the fair value of the net assets acquired is subject to additional adjustment to provide Federal-Mogul with adequate time to complete the valuation of its Affinia Acquisition.
On July 11, 2014, Federal-Mogul completed the purchase of certain business assets of Honeywell International Inc.'s ("Honeywell") automotive and industrial brake friction business, including two recently established manufacturing facilities in China and Romania. The business was acquired through a combination of asset and stock purchases for a base purchase price of $169 million, subject to certain customary closing and post-closing adjustments. The assets acquired and liabilities assumed will be recorded at fair value as of the acquisition date in accordance with FASB ASC Topic 805. The preliminary purchase price allocation will be made in the third quarter of 2014. The purchase of Honeywell's friction business substantially strengthens the manufacturing and engineering component of Federal-Mogul's current global braking portfolio.
Accounts Receivable, net
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $336 million and $271 million as of June 30, 2014 and December 31, 2013, respectively. Of those gross amounts, $318 million and $258 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of June 30, 2014, Federal-Mogul had $1 million of undrawn cash related to such transferred receivables. As of December 31, 2013, Federal-Mogul had withdrawn all cash related to such transferred receivables. Proceeds from the transfers of accounts receivable qualifying as sales were $445 million and $364 million for the three months ended June 30, 2014 and 2013, respectively, and $855 million and $697 million for the six months ended June 30, 2014 and 2013, respectively.
For each of three months ended June 30, 2014 and 2013, expenses associated with transfers of receivables were $2 million, and $3 million for each of the six months ended June 30, 2014 and 2013. Such expenses were recorded in the consolidated statements of operations within other income, net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.
Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposure to Federal-Mogul associated with certain of these facilities' terms was $26 million and $21 million as June 30, 2014 and December 31, 2013, respectively. Based on Federal-Mogul's analysis of the creditworthiness of its customers to whom such receivables were sold and outstanding as of both June 30, 2014 and December 31, 2013, Federal-Mogul estimated the loss to be immaterial.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

Restructuring
In February 2013, Federal-Mogul's Board of Directors approved the evaluation of restructuring opportunities in order to improve operating performance. As such, Federal-Mogul has initiated several programs (collectively, the "Restructuring Programs") and will continue to evaluate alternatives to align its business with executive management's strategy. The Restructuring Programs are intended to take place between 2013 and 2015 with an expected total cost of $126 million, of which $121 million and $5 million pertains to employee costs and facility costs, respectively. Federal-Mogul expects to incur an additional $49 million with respect to the Restructuring Programs. In connection with the Restructuring Programs, Federal-Mogul recorded $30 million and $8 million in restructuring charges for the three months ended June 30, 2014 and 2013, respectively, and $38 million and $16 million for the six months ended June 30, 2014 and 2013, respectively, substantially all of which pertain to employee costs.
During the second quarter of 2014, Federal-Mogul continued consultation with works council for one of its French facilities to potentially cease operations and has recorded a restructuring charge in connection with this matter.
Federal-Mogul continues to evaluate restructuring opportunities throughout its operations and will continue to record restructuring charges based on information available at the time such charges are recorded pursuant to FASB ASC Topics 712 and 420.
Energy
We conduct our Energy segment through our majority ownership in CVR. CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces nitrogen fertilizers in the form of urea ammonium nitrate ("UAN") and ammonia. As of June 30, 2014, CVR owned 100% of the general partners of CVR Refining and CVR Partners and approximately 67% of the common units of CVR Refining and approximately 53% of the common units of CVR Partners.
As of June 30, 2014, we owned approximately 82.0% of the total outstanding common stock of CVR. In addition, as of June 30, 2014, we owned approximately 4.0% of the total outstanding common units of CVR Refining directly.
Equity Offerings
On January 23, 2013, CVR Refining completed its initial public offering (the "CVR Refining IPO") of its common units representing limited partner interests, resulting in gross proceeds of $600 million, before giving effect to underwriting discounts and other offering expenses. Included in these proceeds is $100 million paid by Icahn Enterprises and Icahn Enterprises Holdings for the purchase of common units of CVR Refining in connection with the CVR Refining IPO. On January 30, 2013, additional common units of CVR Refining were issued pursuant to the underwriters' exercise of their overallotment option, resulting in gross proceeds of $90 million, before giving effect to underwriting discounts and other offering costs.
On May 20, 2013, CVR Refining completed an underwritten offering of its common units representing limited partner interests, and on June 10, 2013 issued additional common units pursuant to the underwriters' exercise of their overallotment option, resulting in gross proceeds of $406 million before giving effect to underwriting discounts and offering expenses. In addition, Icahn Enterprises and Icahn Enterprises Holdings purchased approximately $62 million of common units of CVR Refining in a privately negotiated transaction with CVR. CVR Refining did not receive any of the proceeds from the sale of common units of CVR Refining to us.
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
As a result of various equity offerings during the six months ended June 30, 2013, our consolidated equity increased by an aggregate of $990 million, of which $902 million was attributable to non-affiliated non-controlling interests and $88 million was attributable to both Icahn Enterprises and Icahn Enterprises Holdings. These offerings are reflected in the caption entitled "Subsidiary equity offerings," within the consolidated statement of equity changes.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

On June 30, 2014, CVR Refining completed an underwritten offering (the “Follow-on Offering”), resulting in gross proceeds of $170 million before giving effect to underwriting discounts and other offering expenses. On July 24, 2014, the underwriters exercised their option to purchase additional common units of CVR Refining, resulting in gross proceeds of $15 million. CVR Refining used this $15 million in gross proceeds to redeem an equal amount of common units from CVR Refining Holdings. Additionally, on July 24, 2014, CVR Refining Holdings sold common units to the public in connection with the underwriters' exercise of their remaining option to purchase additional common units, resulting in net proceeds of $10 million. As of July 24, 2014, public security holders held approximately 34% of CVR Refining's common units (including units owned by Icahn Enterprises and Icahn Enterprises Holdings, which represents 4% of CVR Refining's common units), and CVR Refining Holdings held approximately 66% of CVR Refining common units.
As a result of the Follow-on Offering during the six months ended June 30, 2014, our consolidated equity increased by an aggregate of $140 million, of which $131 million was attributable to non-affiliated non-controlling interests and $9 million was attributable to both Icahn Enterprises and Icahn Enterprises Holdings. These offerings are reflected in the caption entitled "Subsidiary equity offering," within the consolidated statement of equity changes.
Petroleum Business
CVR Refining's petroleum business includes a 115,000 barrels per calendar day ("bpcd") rated capacity complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a 70,000 bpcd rated capacity medium complexity crude oil unit refinery in Wynnewood, Oklahoma. The combined production capacity of these refineries represents approximately 22% of the region's refining capacity. The Coffeyville refinery is situated on approximately 440 acres in southeast Kansas, approximately 100 miles from Cushing, Oklahoma, a major crude oil trading and storage hub. The Wynnewood refinery is situated on approximately 400 acres located approximately 65 miles south of Oklahoma City, Oklahoma and approximately 130 miles from Cushing, Oklahoma.
In addition to the refineries, CVR's petroleum business owns and operates the following: (1) a crude oil gathering system with a gathering capacity of approximately 55,000 bpd serving Kansas, Oklahoma, Missouri, Nebraska and Texas, (2) a rack marketing division supplying product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and at throughput terminals on Magellan and NuStar Energy, LP's ("NuStar") refined products distribution systems, (3) a 145,000 bpd pipeline system (supported by approximately 336 miles of CVR's owned and leased pipeline) that transports crude oil to its Coffeyville refinery from its Broome Station tank farm and associated crude oil storage tanks with a capacity of 1.2 million barrels, (4) crude oil storage tanks with a capacity of 0.5 million barrels in Wynnewood, Oklahoma, (5) an additional 3.3 million barrels of leased storage capacity located in Cushing, Oklahoma and other locations, (6) 1.0 million barrels of company owned crude oil storage in Cushing, Oklahoma and (7) approximately 4.5 million barrels of combined refinery related storage capacity.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

Railcar
We conduct our Railcar segment through our majority ownership interests in ARI and American Railcar Leasing, LLC ("ARL"). Pursuant to a contribution agreement dated September 20, 2013 (the "ARL Contribution Agreement"), we acquired a 75% economic interest in ARL in October 2013. Pursuant to the ARL Contribution Agreement, on January 1, 2014, we contributed AEP Leasing, LLC, a wholly owned indirect subsidiary of ours, to ARL.
ARI manufactures railcars that are offered for sale or lease, custom designed railcar parts and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, industrial companies, shippers and Class I railroads. ARI leases railcars that it manufactures to certain markets. ARI provides railcar repair services provided through its various repair facilities, including mini-shops and mobile units, offering a range of services from full to light repair.
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
As of June 30, 2014, we owned approximately 55.6% of the total outstanding common stock of ARI.
Gaming
We conduct our Gaming segment through our majority ownership in Tropicana. Tropicana currently owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The nine casino facilities it operates feature approximately 447,000 square feet of gaming space with 8,500 slot machines, 275 table games and 6,500 hotel rooms with three casino facilities located in Nevada and one in each of Missouri, Mississippi, Indiana, Louisiana, New Jersey and Aruba.
On July 1, 2014, Tropicana sold its River Palms Hotel and Casino ("River Palms") to Nevada Restaurant Services, Inc. and its affiliate, Laughlin Hotel, LLC. Pursuant to the terms of the asset purchase agreement, substantially all of the assets associated with the operation of River Palms were sold for $7 million in cash. Concurrently with the sale, Tropicana leased back River Palms for a period of up to 90 days, subject to an additional 30-day extension, and further subject to earlier termination rights. Tropicana intends to terminate the lease and discontinue its operation of River Palms in September 2014.
As of June 30, 2014, we owned approximately 67.9% of the total outstanding common stock of Tropicana.
Acquisition
On April 1, 2014, a wholly owned subsidiary of Tropicana acquired the Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri (collectively, "Lumière") for a preliminary cash purchase price of $263 million, which is subject to change for the finalization of certain net working capital adjustments as of the acquisition date.
A preliminary valuation of the assets of Lumière resulted in $252 million allocated to tangible net assets and $11 million allocated to other intangible assets based on estimated fair values as of the acquisition date with the assistance of a third-party valuation specialist. The preliminary allocation of the fair value of the assets acquired is subject to additional adjustment to provide Tropicana with adequate time to complete the valuation of its Lumière acquisition.
Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase currently operates nine manufacturing facilities and nine distribution and service centers throughout North America, Europe, South America and Asia and derives approximately 72% of its total net sales from customers located outside the United States.
As of June 30, 2014, we owned approximately 73.5% of the total outstanding common stock of Viskase.
Real Estate
Our Real Estate segment consists of rental real estate, property development and resort activities.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

As of June 30, 2014, we owned 29 commercial rental real estate properties. Our property development operations are run primarily through Bayswater Development LLC, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida include land for future residential development of approximately 271 and 1,325 units of residential housing, respectively. Both developments include golf and resort operations in addition to residences. In addition, our Real Estate segment owns an unfinished development property which is located on approximately 23 acres in Las Vegas, Nevada.
As of June 30, 2014 and December 31, 2013, $55 million and $56 million, respectively, of the net investment in financing leases and net real estate leased to others which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.
Home Fashion
We conduct our Home Fashion segment through our indirect wholly owned subsidiary, WestPoint Home LLC (“WPH”), a manufacturer and distributor of home fashion consumer products. WPH is engaged in the business of designing, marketing, manufacturing, sourcing, distributing and selling home fashion consumer products. WPH markets a broad range of manufactured and sourced bed, bath, basic bedding, and other textile products, including sheets, pillowcases, bedspreads, quilts, comforters and duvet covers, bath and beach towels, bath accessories, bed skirts, bed pillows, flocked blankets, woven blankets, throws and mattress pads. WPH recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. In addition, WPH receives a small portion of its revenues through the licensing of its trademarks.

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
Investment
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. During the second quarter of 2014, an affiliate of Mr. Icahn invested $500 million in the Investment Funds. As of June 30, 2014 and December 31, 2013, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings) was approximately $5.7 billion and $4.7 billion, respectively, representing approximately 53% and 56%, respectively, of the Investment Funds' asset under management.
Icahn Capital LP ("Icahn Capital") is a wholly owned indirect subsidiary of ours that owns the general partners of the Investment Funds. Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds, generally at the time such expenses are paid. Such expenses relate to the operation, administration and investment activities of Icahn Capital for the benefit of the Investment Funds (including salaries, benefits and rent) and are allocated pro rata in accordance with each investor's capital accounts in the Investment Funds. For the three months ended June 30, 2014 and 2013, $86 million and $13 million, respectively, and $102 million and $40 million, for the six months ended June 30, 2014 and 2013, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.
Automotive
On December 6, 2013, Federal-Mogul entered into a backstop commitment letter ("Backstop Commitment") with High River Limited Partnership ("High River"), an affiliate of Mr. Icahn, in favor of Federal-Mogul with respect to its existing Tranche B term loan. The Backstop Commitment provided that if Federal-Mogul was unable to refinance its Tranche B term loan on or prior to September 27, 2014, High River, or an affiliate thereof with at least the same net worth, would provide loan financing of up to $1.6 billion to Federal-Mogul and its subsidiaries on arms-length terms to provide the funding necessary to

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

repay the Tranche B term loan. As described in Note 10, "Debt - Automotive," the Backstop Commitment was terminated in connection with an amendment to Federal-Mogul's credit agreement on April 15, 2014.
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
Under the agreement, ACF had the exclusive right to manufacture and sell subject tank railcars for any new orders scheduled for delivery to customers on or before January 31, 2014. ARI has the exclusive right to any sales opportunities for such tank railcars for any new orders scheduled for delivery after that date and through December 31, 2014. ARI also has the right to assign any sales opportunity to ACF, and ACF has the right, but not the obligation, to accept such sales opportunity. Any sales opportunity accepted by ACF will not be reflected in ARI’s orders or backlog.
ARI's revenues under this agreement were $6 million and $3 million for the three months ended June 30, 2014 and 2013, respectively, and $12 million and $3 million for the six months ended June 30, 2014 and 2013, respectively, and were recorded for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF.
In April 2013, AEP Leasing entered into an agreement (the "ACF Agreement") with ACF whereby AEP Leasing will purchase a total of 1,050 railcars from ACF in 2013 and 2014 for an aggregate purchase price of approximately $150 million. Additionally, AEP Leasing has an option that can be exercised any time prior to September 1, 2014 to purchase an additional 500 railcars for an aggregate purchase price of approximately $70 million. During the second quarter of 2014, AEP Leasing exercised its option to purchase an additional 296 railcars for aggregate purchase price of $43 million.
The ACF Agreement was assumed by ARL in connection with our purchase of a 75% economic interest in ARL. The ACF Agreement was unanimously approved by Icahn Enterprises' audit committee consisting of independent directors, who were advised by independent counsel and an independent financial advisor on the basis that the terms were not less favorable than those terms that could have been obtained in a comparable transaction with an unaffiliated third party. Under this agreement, purchases of railcars from ACF were $36 million and $3 million for the three months ended June 30, 2014 and 2013, respectively, and $63 million and $3 million for the six months ended June 30, 2014 and 2013, respectively.
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
In December 2012, Icahn Sourcing advised Icahn Enterprises that effective January 1, 2013 it would restructure its ownership and change its name to Insight Portfolio Group LLC (“Insight Portfolio Group”).  In connection with the restructuring, Icahn Enterprises Holdings acquired a minority equity interest in Insight Portfolio Group and agreed to pay a

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of Icahn Enterprises Holdings, including Federal-Mogul, CVR, Tropicana, ARI, ARL, Viskase, PSC Metals and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition, a number of other entities with which Mr. Icahn has a relationship, other than our subsidiaries listed above, also acquired equity interests in Insight Portfolio Group and agreed to pay certain of Insight Portfolio Group's operating expenses, which amounts are immaterial for each of the three and six months ended June 30, 2014 and 2013.

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
Our Investment segment applied the fair value option to certain of its investments that would have otherwise been subject to the equity method of accounting.  As of both June 30, 2014 and December 31, 2013, the fair value of these investments was less than $1 million. During the three months ended June 30, 2014 and 2013, our Investment segment recorded losses of less than $1 million and gains of $22 million, respectively, associated with these investments. During the six months ended June 30, 2014 and 2013, our Investment segment recorded gains of less than $1 million and $62 million, respectively, associated with these investments. Such amounts are included in net (loss) gain from investment activities in our consolidated statements of operations.
We believe that these investments to which we applied the fair value option are not material, individually or in the aggregate, to our consolidated financial statements.
Other Segments
The carrying value of investments held by our Automotive, Energy, Railcar, Gaming and Home Fashion segments and our Holding Company consist of the following:

	June 30, 2014	December 31, 2013
	(in millions)
Equity method investments	$318	$284
Other investments	324	151
	$642	$435
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
June 30, 2014 (Unaudited)

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

Investment
The following table summarizes the valuation of the Investment Funds' investments and derivative contracts by the above fair value hierarchy levels as of June 30, 2014 and December 31, 2013:

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments:
Equity securities:
Communications	$1,924	$22	$—	$1,946	$820	$—	$—	$820
Consumer, non-cyclical	4,147	93	—	4,240	3,344	178	—	3,522
Consumer, cyclical	1,150	212	—	1,362	414	—	—	414
Diversified	26	—	—	26	29	—	—	29
Energy	3,071	—	—	3,071	3,050	—	—	3,050
Financial	485	—	—	485	300	—	—	300
Funds	—	—	—	—	—	6	—	6
Technology	5,115	—	—	5,115	3,173	—	—	3,173
	15,918	327	—	16,245	11,130	184	—	11,314
Corporate debt:
Consumer, cyclical	—	—	110	110	—	—	287	287
Financial	—	11	—	11	—	11	—	11
Sovereign debt	—	5	—	5	—	5	—	5
Utilities	—	36	—	36	—	29	—	29
	—	52	110	162	—	45	287	332
Mortgage-backed securities:
Financial	—	178	—	178	—	180	—	180
	15,918	557	110	16,585	11,130	409	287	11,826
Derivative contracts, at fair value(1)	—	2	—	2	—	—	—	—
	$15,918	$559	$110	$16,587	$11,130	$409	$287	$11,826
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Communications	$9	$—	$—	$9	$—	$—	$—	$—
Consumer, non-cyclical	—	—	—	—	44	—	—	44
Consumer, cyclical	891	—	—	891	787	—	—	787
Financial	—	—	—	—	45	—	—	45
Funds(2)	—	29	—	29	—	8	—	8
	900	29	—	929	876	8	—	884
Derivative contracts, at fair value(3)	—	1,420	—	1,420	—	639	—	639
	$900	$1,449	$—	$2,349	$876	$647	$—	$1,523

(1)	Included in other assets in our consolidated balance sheets.

(2)	Includes $1 million of debt related securities as of June 30, 2014.

(3)	Included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

The changes in investments measured at fair value for which our Investment segment has used Level 3 input to determine fair value are as follows:

	Six Months Ended June 30,
	2014	2013
	(in millions)
Balance at January 1	$287	$288
Gross realized and unrealized losses	(65)	4
Gross proceeds	(2)	(3)
Distribution-in-kind	(110)	—
Balance at June 30	$110	$289
Unrealized losses of $33 million are included in earnings related to Level 3 investments still held at June 30, 2014 by our Investment segment. Total realized and unrealized gains and losses recorded for Level 3 investments, if any, are reported in net (loss) gain from investment activities in our consolidated statements of operations.
The Investment Funds held one Level 3 corporate debt investment at June 30, 2014. In prior periods, in determining the fair value of this investment, we performed a yield analysis of comparable loans to which we applied a risk premium. As a result of the underlying company’s performance in the second quarter of 2014, however, we determined that it was more appropriate to measure the fair value of our debt investment through an enterprise value analysis. This resulted in a lower valuation at the end of the second quarter of 2014. In addition, on June 30, 2014, the Investment Funds made a distribution-in-kind of of this corporate debt investment in the amount of $110 million to the Holding Company.
Other Segments and Holding Company
The following table summarizes the valuation of our Automotive and Energy segments and our Holding Company investments, derivative contracts and other liabilities by the above fair value hierarchy levels as of June 30, 2014 and December 31, 2013:

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Marketable equity and debt securities	$78	$3	$110	$191	$1	$—	$—	$1
Trading securities	—	—	101	101	—	—	116	116
Derivative contracts, at fair value(1)	—	74	—	74	—	1	—	1
	$78	$77	$211	$366	$1	$1	$116	$118
Liabilities
Other liabilities	$—	$30	$—	$30	$—	$16	$—	$16
Derivative contracts, at fair value(2)	—	48	—	48	—	35	—	35
	$—	$78	$—	$78	$—	$51	$—	$51

(1)	Amounts are classified within other assets in our consolidated balance sheets.

(2)	Amounts are classified within accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

The changes in trading securities measured at fair value for which our Holding Company have used Level 3 inputs to determine fair value are as follows:

	Six Months Ended June 30,
	2014	2013
	(in millions)
Balance at January 1	$116	$81
Distribution-in-kind	110	46
Gross unrealized losses	(15)	(13)
Balance at June 30	$211	$114
Unrealized losses of $15 million are included in earnings related to Level 3 investments still held at June 30, 2014 by our Holding Company. Total realized and unrealized gains and losses recorded for Level 3 investments, if any, are reported in net (loss) gain from investment activities in our consolidated statements of operations.
As discussed above, on June 30, 2014, the Investment Funds made a distribution-in-kind of a certain Level 3 corporate debt investment in the amount of $110 million to the Holding Company. The fair value of this investment was determined through an enterprise value analysis. In addition, as of June 30, 2014, the Holding Company held a certain security which lacked observable market data due to limited market activity for that security, and accordingly, was valued based on trading EBITDA multiples and enterprise value to resource ratios of market comparables.
Assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2014 and 2013 are set forth in the table below:

	June 30,
	2014		2013
Category	Fair Value of Level 3 Asset	Recognized Impairment	Fair Value of Level 3 Asset	Recognized Impairment
	(in millions)
Property, plant and equipment	$2	$2	$23	$5
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
June 30, 2014 (Unaudited)

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
The Investment Funds were parties to swap agreements (“Swaps”) with respect to shares of SPDR S&P 500 ETF Trust ("SPDR").  In August 2013, certain of the Investment Funds assigned their rights and obligations under certain of the Swaps to IEH Investments I LLC (“IEH Investments”), a wholly owned subsidiary of ours, and Koala Holding LP ("Koala"), an affiliate of Mr. Icahn's. Certain of the Investment Funds assigned swaps referencing an aggregate of 9.7 million SPDR shares to IEH Investments and swaps referencing an aggregate of 7.7 million SPDR shares to Koala.  In addition, the Investment Funds distributed an aggregate of $234 million to IEH Investments and an aggregate of $185 million to Koala, amounts equal to the underlying obligations under the assigned Swaps. As of June 30, 2014 and December 31, 2013, there were unrealized losses of $45 million and $14 million, respectively, with respect to these Swaps.
The Investment Funds may also purchase and write option contracts. As a writer of option contracts, the Investment Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Investment Funds are obligated to purchase or sell, at the holder's option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

Investment Funds' satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets. At June 30, 2014, the maximum payout amounts relating to certain put options written by the Investment Funds were $4.6 billion, of which approximately $4.1 billion related to covered put options on existing short positions on certain stock and credit indices.  At December 31, 2013, the maximum payout amounts relating to certain put options written by the Investment Funds were $8.0 billion, all of which related to covered put options on existing short positions on a certain stock index. As of June 30, 2014 and December 31, 2013, there were unrealized gains of $20 million and $131 million, respectively, with respect to these put options. In addition, the Investment Funds wrote certain call options on a certain stock index. As of June 30, 2014, there were unrealized losses of $8 million on these positions. There was no stated maximum payout under these options. The Investment Funds did not hold these positions as of December 31, 2013.
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds' derivative instruments with credit-risk-related contingent features that are in a liability position at June 30, 2014 and December 31, 2013 was approximately $1.4 billion and $639 million, respectively.
At June 30, 2014 and December 31, 2013, the Investment Funds had approximately $1.2 billion and $255 million, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash in our consolidated balance sheets.
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
Federal-Mogul had commodity price hedge contracts outstanding with combined notional values of $48 million and $51 million at June 30, 2014 and December 31, 2013, respectively, substantially all of which mature within one year in each of the respective periods and all of which were designated as hedging instruments for accounting purposes. Unrealized net gains of $1 million and net losses of $1 million were recorded in accumulated other comprehensive loss as of June 30, 2014 and December 31, 2013, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

During 2013, foreign currency contracts not designated as hedging instruments were entered into by Federal-Mogul in order to offset fluctuations in earnings caused by changes in currency rates used to translate earnings at its foreign subsidiaries into U.S. dollars. These contracts were not designated as hedging instruments for accounting purposes and were marked to market through the statements of operations.
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
Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Foreign currency forwards are also used in conjunction with Federal-Mogul's commodity hedging program. As part of its hedging program, Federal-Mogul attempts to limit hedge ineffectiveness by matching terms of the commodity purchases with the hedging instrument. Federal-Mogul had notional values of $5 million and $12 million of foreign currency hedge contracts outstanding at June 30, 2014 and December 31, 2013, respectively, all of which were designated as hedging instruments for accounting purposes. Unrealized net losses of zero and $1 million were recorded in accumulated other comprehensive loss as of June 30, 2014 and December 31, 2013, respectively, for these foreign currency contracts.
Concentrations of Credit Risk
Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. Federal-Mogul's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of Federal-Mogul's direct sales during the three months ended June 30, 2014. Federal-Mogul had two Motorparts customers that accounted for 16% of its net accounts receivable balance as of June 30, 2014. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.
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
CVR maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the consolidated balance sheets. The maintenance margin balance is included within other assets within consolidated balance sheets. Depending upon the position of the open commodity derivatives as of the reporting date, the amounts are classified either as an asset or liability within the consolidated balance sheets. From time to time, CVR may be required to deposit additional funds into this margin account. There were no open commodity positions at June 30, 2014. The fair value of the open commodity positions as of December 31, 2013 was a net loss of less than $1 million which is included in accrued expenses and other liabilities in the consolidated balance sheets. For each of the three months ended June 30, 2014 and 2013, CVR recognized a net realized and unrealized loss of less than $1 million, which is included in other income (loss), net in the consolidated statements of operations. For the six months ended June 30, 2014 and 2013, CVR recognized a net realized and unrealized loss of less than $1 million and $2 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

Commodity Swaps
CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the consolidated balance sheets with changes in fair value currently recognized in the consolidated statement of operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. As of June 30, 2014 and December 31, 2013, CVR had open commodity hedging instruments consisting of 15.8 million and 23.3 million barrels of crack spreads, respectively, primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at June 30, 2014 and December 31, 2013 was a net asset of $74 million and liability of $16 million, respectively. For the three months ended June 30, 2014 and 2013, CVR recognized net realized and unrealized gains of $36 million and $121 million, respectively, which are included in other income (loss), net in the consolidated statements of operations. For the six months ended June 30, 2014 and 2013, CVR recognized net realized and unrealized gains of $145 million and $103 million, respectively,
Interest Rate Swaps
Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF") is subject to two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt, which matures in April 2016. The aggregate notional amount covered under these agreements totals $63 million (split evenly between the two agreement dates) and commenced on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three-month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three-month LIBOR and pay a fixed rate of 1.975%. Both swap agreements are settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three-month LIBOR as governed by the CRNF credit facility. As of both June 30, 2014 and December 31, 2013, the effective rate was approximately 4.6%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in interest expense in the consolidated statements of operations. The realized losses on the interest rate swaps reclassified from accumulated other comprehensive loss into interest expense were less than $1 million for each of the three and six months ended June 30, 2014 and 2013.
Consolidated Derivative Information
At June 30, 2014, the volume of our derivative activities based on their notional exposure, categorized by primary underlying risk, are as follows:

	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Credit swaps	$414	$808
Equity swaps	1	11,144
Foreign currency forwards	5	1,740
Interest rate swap contracts	—	63
Commodity contracts	48	440

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

The following table presents the consolidated fair values of our derivatives that are not designated as hedging instruments:

Derivatives Not Designated as Hedging Instruments	Asset Derivatives(1)		Liability Derivatives(2)
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(in millions)
Equity contracts	$—	$—	$1,377	$654
Foreign exchange contracts	—	1	14	—
Credit contracts	2	—	74	—
Commodity contracts	77	17	3	33
Sub-total	79	18	1,468	687
Netting across contract types(3)	(3)	(17)	(3)	(17)
Total(3)	$76	$1	$1,465	$670

(1)	Net asset derivatives are located within other assets in our consolidated balance sheets.

(2)	Net liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.

(3)	Excludes netting of cash collateral received and posted. The total collateral posted at June 30, 2014 and December 31, 2013 was $1.2 billion and $255 million, respectively, across all counterparties.
The following table presents the effects of our derivative instruments not designated as hedging instruments on the statements of operations for each of the three and six months ended June 30, 2014 and 2013:

	Gain (Loss) Recognized in Income(1)
Derivatives Not Designated as Hedging Instruments	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Equity contracts	$(546)	$(179)	$(722)	$(824)
Foreign exchange contracts	3	(38)	3	30
Credit contracts	(24)	—	(30)	—
Commodity contracts	36	121	145	101
	$(531)	$(96)	$(604)	$(693)

(1)
Gains (losses) recognized on derivatives are classified in net (loss) gain from investment activities in our consolidated statements of operations for our Investment segment and are included in other income (loss), net for all other segments.

The following table presents the consolidated fair values of our derivative instruments that are designated as cash flow hedging instruments:

Derivatives Designated as Cash Flow Hedging Instruments	Asset Derivatives(1)		Liability Derivatives(2)
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(in millions)
Interest rate swap contracts	$—	$—	$2	$2
Foreign exchange contracts	—	—	—	1
Commodity contracts	2	1	1	2
Sub-total	2	1	3	5
Netting across contract types	—	(1)	—	(1)
Total	$2	$—	$3	$4

(1)	Located within other assets in our consolidated balance sheets.

(2)	Located within accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

The following tables present the effect of our derivative instruments that are designated as cash flow hedging instruments on our consolidated financial statements for each of the three and six months ended June 30, 2014 and 2013:

Three Months Ended June 30, 2014
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$—	$—	Interest expense
Commodity contracts	3	—	Cost of goods sold
Foreign currency contracts	—	—	Cost of goods sold
	$3	$—

Three Months Ended June 30, 2013
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$—	$(1)	Interest expense
Commodity contracts	(6)	(1)	Cost of goods sold
Foreign currency contracts	—	—	Cost of goods sold
	$(6)	$(2)

Six Months Ended June 30, 2014
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$—	$—	Interest expense
Commodity contracts	1	(1)	Cost of goods sold
Foreign currency contracts	—	(1)	Cost of goods sold
	$1	$(2)

Six Months Ended June 30, 2013
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$1	$(8)	Interest expense
Commodity contracts	(8)	(1)	Cost of goods sold
Foreign currency contracts	—	—	Cost of goods sold
	$(7)	$(9)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

7.	Inventories, Net.
Inventories, net consists of the following:

	June 30, 2014	December 31, 2013
	(in millions)
Raw materials	$486	$499
Work in process	273	252
Finished goods	1,239	1,151
	$1,998	$1,902

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
	(in millions)
Automotive	$1,395	$(226)	$1,169	$1,360	$(226)	$1,134
Energy	930	—	930	930	—	930
Railcar	7	—	7	7	—	7
Food Packaging	3	—	3	3	—	3
	$2,335	$(226)	$2,109	$2,300	$(226)	$2,074

Intangible assets, net consists of the following:

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$965	$(318)	$647	$914	$(291)	$623
Developed technology	120	(72)	48	120	(67)	53
In-place leases	121	(58)	63	121	(53)	68
Gasification technology license	60	(5)	55	60	(4)	56
Other	47	(18)	29	47	(18)	29
	$1,313	$(471)	$842	$1,262	$(433)	$829
Indefinite-lived intangible assets:
Trademarks and brand names			$258			$255
Gaming licenses			40			29
			298			284
Intangible assets, net			$1,140			$1,113
Amortization expense associated with definite-lived intangible assets for the three months ended June 30, 2014 and 2013 was $20 million and $20 million, respectively, and $40 million and $41 million for the six months ended June 30, 2014 and 2013, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

Automotive
During the first quarter of 2014, our Automotive segment acquired Dimitrovgradskiy Zavod Vkladishey, a Russian bearings manufacturer, for $17 million in cash and allocated $8 million to goodwill, $2 million to customer relationships and $2 million to trademarks and brand names.
As further discussed in Note 2, "Operating Units - Automotive," during the second quarter of 2014, our Automotive segment consummated its Affinia Acquisition, recording $27 million in goodwill, $1 million of brand names and $52 million of customer relationships based on fair values as of the acquisition date with the assistance of third party valuation specialists. Fair values were determined using a combination of cost, income and market approaches. The preliminary allocation of the fair value of the assets acquired is subject to additional adjustment to provide Federal-Mogul with adequate time to complete the valuation of its Affinia Acquisition. The Affinia and Lumière (as discussed below) acquisitions are not material to our consolidated financial statements, either individually or in the aggregate.
Energy
We are currently performing the annual goodwill impairment test for our Energy segment which will be finalized during the third quarter of 2014. Based on the preliminary results of our annual goodwill impairment test for our Energy segment, the fair market values of our Energy segment's reporting units are substantially in excess of their carrying values.
Railcar
We perform the annual goodwill impairment test as of March 1 of each year for our Railcar segment. For purposes of goodwill impairment testing, our Railcar segment's manufacturing reporting unit is the only reporting unit with allocated goodwill. We assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. If, however, we had determined that it was more likely than not that the fair value of the reporting unit was less than its carrying amount, then we would perform the first step of the two-step goodwill impairment test. In evaluating whether it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, we considered various qualitative and quantitative factors, including macroeconomic conditions, railcar industry trends and the fact that our Railcar segment's manufacturing reporting unit has historical positive operating cash flows that we anticipate will continue. After assessing these factors, we determined that it was more likely than not the fair value of our Railcar segment's manufacturing reporting unit was greater than its carrying amount, and therefore no further testing was necessary.
Gaming
As discussed in Note 2, "Operating Units - Gaming," on April 1, 2014, Tropicana consummated its previously announced acquisition of Lumière. A preliminary valuation of the assets of Lumière resulted in $252 million allocated to tangible net assets and $11 million allocated to other intangible assets based on the fair values of net assets acquired as of the acquisition date with the assistance of a third party valuation specialist. The preliminary allocation of the fair value of the net assets acquired is subject to additional adjustment to provide Tropicana with adequate time to complete the valuation of its Lumière acquisition. The Affinia (as discussed above) and Lumière acquisitions are not material to our consolidated financial statements, either individually or in the aggregate.
The gaming license is valued based on the Greenfield method, which takes into account the cost to build a new casino operation, build-out period, projected cash flows attributed to the business once operational and a discount rate. The projected cash flows assumed a revenue growth rate of 2.0% and an effective tax rate of 38.1%. The discount rate assumed was 12.0%, based on the weighted average cost of capital plus a premium to reflect the risk of construction costs and timing.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

9.	Property, Plant and Equipment, Net.
Property, plant and equipment, net consists of the following:

	Useful Life	June 30, 2014	December 31, 2013
	(in years)	(in millions)
Land		$501	$465
Buildings and improvements	4 - 40	2,318	2,107
Machinery, equipment and furniture	1 - 30	5,226	5,068
Assets leased to others	15 - 39	3,250	3,017
Construction in progress		698	632
		11,993	11,289
Less: Accumulated depreciation and amortization		(3,458)	(3,212)
Property, plant and equipment, net		$8,535	$8,077
Depreciation and amortization expense related to property, plant and equipment for the three months ended June 30, 2014 and 2013 was $175 million and $153 million, respectively and $342 million and $302 million for the six months ended June 30, 2014 and 2013, respectively.

10.	Debt.
Debt consists of the following:

	Icahn Enterprises		Icahn Enterprises Holdings
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(in millions)		(in millions)
5.875% senior unsecured notes due 2022 - Icahn Enterprises/Icahn Enterprises Holdings	$1,337	$—	$1,337	$—
6.00% senior unsecured notes due 2020 - Icahn Enterprises/Icahn Enterprises Holdings	1,709	493	1,709	493
4.875% senior unsecured notes due 2019 - Icahn Enterprises/Icahn Enterprises Holdings	1,269	—	1,269	—
8.00% senior unsecured notes due 2018 - Icahn Enterprises/Icahn Enterprises Holdings	—	2,473	—	2,470
3.50% senior unsecured notes due 2017 - Icahn Enterprises/Icahn Enterprises Holdings	1,170	—	1,170	—
7.75% senior unsecured notes due 2016 - Icahn Enterprises/Icahn Enterprises Holdings	—	1,050	—	1,047
Debt facilities - Automotive	2,589	2,494	2,589	2,494
Debt facilities - Energy	500	500	500	500
Credit facilities - Energy	125	125	125	125
Debt and credit facilities - Railcar	1,878	1,448	1,878	1,448
Credit facilities - Gaming	296	298	296	298
Senior secured notes and revolving credit facility - Food Packaging	273	215	273	215
Mortgages payable - Real Estate	38	49	38	49
Other	159	150	159	150
	$11,343	$9,295	$11,343	$9,289

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

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
The Issuers issued the 2022 Notes under the indenture dated as of January 29, 2014 (the “2022 Indenture”), among the Issuers, Icahn Enterprises Holdings, as guarantor (the “Guarantor”), and Wilmington Trust Company, as trustee. The 2022 Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments.  On or after August 1, 2017 and prior to February 1, 2018, the Issuers may redeem all of the 2022 Notes at a price equal to 104.406% of the principal amount of the 2022 Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 102.938% on and after February 1, 2018, 101.469% on or after February 1, 2019 and 100.000% on and after February 1, 2020. Before August 1, 2017, the Issuers may redeem the 2022 Notes upon repayment of a make-whole premium. Before February 1, 2017, the Issuers may redeem up to 35% of the aggregate principal amount of 2022 Notes with the net proceeds of certain equity offerings at a price equal to 105.875% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the 2022 Notes originally issued remains outstanding immediately after such redemption. If the Issuers experience a change of control, the Issuers must offer to purchase for cash all or any part of each holder’s 2022 Notes at a purchase price equal to 101% of the principal amount of the 2022 Notes, plus accrued and unpaid interest.
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
June 30, 2014 (Unaudited)

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
In connection with the issuance of the Initial 2020 Notes on August 1, 2013, the Issuers and the Guarantor entered into a registration rights agreement dated August 1, 2013. On September 26, 2013, we filed an initial registration statement on Form S-4 with respect to the Initial 2020 Notes for the sole purpose of exchanging the unregistered Initial 2020 Notes for notes that are registered with the SEC ("Exchange Notes"). The exchange offer registration statement on Form S-4 with respect to the Initial 2020 Notes was declared effective on December 9, 2013. Pursuant to the registration rights agreement dated August 1, 2013, we subsequently commenced the exchange offer to exchange the Initial 2020 Notes for Exchange Notes which exchange offer expired on January 15, 2014. All of the Initial 2020 Notes were properly tendered in the exchange offer and accepted by us in exchange for the Exchange Notes.
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
We used the proceeds from the issuance of the Additional 2020 Notes, the 2019 Notes, and the 2017 Notes to refinance our 2010-2012 Notes (as defined below). As a result of this refinancing, we purchased $3.500 billion aggregate principal of the 2010-2012 Notes and recognized a loss of $108 million on extinguishment of debt during the first quarter of 2014, and is reflected in other income (loss), net in the consolidated statements of operations. The 2016 Notes (as defined below) and the 2018 Notes (as defined below) comprising the 2010-2012 Notes were discharged in full on February 6, 2014.
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
June 30, 2014 (Unaudited)

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
In connection with the sale of the Additional 2020 Notes, the 2019 Notes and the 2017 Notes (collectively, the "New Notes") and the 2022 Notes, the Issuers and the Guarantor entered into two registration rights agreements, one dated January 21, 2014 and the other January 29, 2014 (the “Registration Rights Agreements”), with the New Notes Purchasers and the 2022 Notes Purchaser, respectively.  Pursuant to the Registration Rights Agreements, on March 28, 2014, we filed an initial Form S-4 with respect to the New Notes and 2022 Notes for the sole purpose of exchanging the unregistered New Notes and the 2022 Notes for Exchange Notes. The exchange offer registration statement on Form S-4 with respect to the New Notes and the 2022 Notes was declared effective on April 24, 2014. Pursuant to the Registration Rights Agreements, we subsequently commenced the exchange offer to exchange the New Notes and the 2022 Notes for Exchange Notes which exchange offer expired on May 23, 2014. Substantially all of the New Notes and 2022 Notes were properly tendered in the exchange offer and accepted by us in exchange for registered Exchange Notes.
8.00% Senior Unsecured Notes Due 2018 and 7.75% Senior Unsecured Notes Due 2016
On January 15, 2010, the Issuers issued $850 million aggregate principal amount of 7.75% Senior Unsecured Notes due 2016 (the “2016 Notes”) and $1.150 billion aggregate principal amount of 8% Senior Unsecured Notes due 2018 (the “2018 Notes” and, together with the 2016 Notes, the “Initial Notes”) pursuant to the purchase agreement, dated January 12, 2010, by and among the Issuers, Icahn Enterprises Holdings, as guarantor, and Jefferies & Company, Inc., as initial purchaser. The gross proceeds from the sale of the Initial Notes were $1.987 billion, a portion of which was used to retire certain notes during 2010. Interest on the Initial Notes was payable on January 15 and July 15 of each year, commencing July 15, 2010.
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
June 30, 2014 (Unaudited)

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
As of June 30, 2014 and December 31, 2013, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of June 30, 2014, based on covenants in the indentures governing our senior unsecured notes, we are permitted to incur approximately $2.4 billion in additional indebtedness.
Debt Facilities - Automotive
On December 6, 2013, Federal-Mogul entered into an amendment (the “Federal-Mogul Revolver Amendment”) of its Term Loan and Revolving Credit Agreement dated as of December 27, 2007 (as amended, the “Federal-Mogul Credit Agreement”), among Federal-Mogul, the lenders party thereto, Citicorp USA, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wachovia Capital Finance Corporation and Wells Fargo Foothill, LLC, as Co-Documentation Agents, to amend its existing revolving credit facility to provide for a replacement revolving credit facility (the “Federal-Mogul Replacement Revolving Facility”). The Federal-Mogul Revolver Amendment, among other things, (i) increased the aggregate commitments available under the Federal-Mogul Replacement Revolving Facility from $540 million to $550 million, (ii) extended the maturity date of the Federal-Mogul Replacement Revolving Facility to December 6, 2018, subject to certain limited exceptions described below, and (iii) amended Federal-Mogul’s borrowing base to provide it with additional liquidity.
Advances under the Federal-Mogul Replacement Revolving Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate (as defined in the Federal-Mogul Credit Agreement) plus an adjustable margin of 0.50% to 1.00% based on the average monthly availability under the Federal-Mogul Replacement Revolving Facility or (ii) Adjusted LIBOR Rate (as defined in the Federal-Mogul Credit Agreement) plus a margin of 1.50% to 2.00% based on the average monthly availability under the Federal-Mogul Replacement Revolving Facility. An unused commitment fee of 0.375% also is payable under the terms of the Federal-Mogul Replacement Revolving Facility.
Amendment to Credit Agreement
On April 15, 2014, Federal-Mogul Holdings Corporation entered into a new tranche B term loan facility (the “New Tranche B Facility”) and a new tranche C term loan facility (the “New Tranche C Facility,” and together with the New Tranche B Facility, the “New Federal-Mogul Term Facilities”), which were arranged by Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC (the "Term Arrangers"), and assumed all of the obligations of Federal-Mogul Corporation with respect to the Federal-Mogul Replacement Revolving Facility. The New Federal-Mogul Term Facilities were entered into, and the Federal-Mogul Replacement Revolving Facility was assumed, by Federal-Mogul Holdings Corporation, pursuant to an amendment dated as of April 15, 2014 to the previously existing Term Loan and Federal-Mogul Credit Agreement dated December 27, 2007 among Federal-Mogul Corporation, the lenders party thereto (listed below), Citibank, N.A., as Revolving Administrative Agent, Citibank, N.A., as Tranche B Term Administrative Agent, Credit Suisse AG, as Tranche C Term Administrative Agent, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners with respect to the Federal-Mogul Credit Agreement and Wells Fargo Bank, N.A., as sole Documentation Agent with respect to the Federal-Mogul Credit Agreement. Immediately following the closing of the New Federal-Mogul Term Facilities, Federal-Mogul Holdings Corporation contributed all of the net proceeds from the New Facilities to Federal-Mogul Corporation, and Federal-Mogul Corporation repaid its existing outstanding indebtedness as a borrower under the tranche B and tranche C term loan facilities. In connection with this debt refinancing, our Automotive segment recognized a non-cash loss on debt extinguishment of approximately $36 million during the second quarter of 2014, which was primarily attributable to the write-off of debt discounts, and is reflected in other income, net in the consolidated statements of operations.
The New Federal-Mogul Term Facilities, among other things, (i) provide for aggregate commitments under the New Tranche B Facility of $700 million with a maturity date of April 15, 2018, (ii) provide for aggregate commitments under the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

New Tranche C Facility of approximately $1.9 billion with a maturity date of April 15, 2021, (iii) increase the interest rates applicable to the New Federal-Mogul Facilities as described below, (iv) provide that for all outstanding letters of credit there is a corresponding decrease in borrowings available under the Federal-Mogul Replacement Revolving Facility, (v) provide that in the event that as of a particular determination date more than $700 million aggregate principal amount of existing term loans and certain related refinancing indebtedness will become due within 91 days of such determination date, the Federal-Mogul Replacement Revolving Facility will mature on such determination date, (vi) provide for additional incremental indebtedness, secured on a pari passu basis, of an unlimited amount of additional indebtedness if Federal-Mogul meets a financial covenant incurrence test, and (vii) amend certain other restrictive covenants. Pursuant to the New Federal-Mogul Term Facilities, Federal-Mogul Holdings Corporation assumed all of the obligations of Federal-Mogul Corporation with respect to the Federal-Mogul Replacement Revolving Facility.
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
The Federal-Mogul Credit Agreement contains certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. Pursuant to the terms of the credit facility, $50 million of the tranche C term loan proceeds were deposited in a term letter of credit account. At June 30, 2014 and December 31, 2013, Federal-Mogul was in compliance with all debt covenants.
As June 30, 2014 and December 31, 2013, the borrowing availability under the Federal-Mogul Replacement Revolving Facility was $512 million and $550 million, respectively. Federal-Mogul had $38 million and $39 million of letters of credit outstanding as June 30, 2014 and December 31, 2013, respectively, pertaining to Federal-Mogul's term loan credit facility. To the extent letters of credit associated with the Federal-Mogul Replacement Revolving Facility are issued, there is a corresponding decrease in borrowings available under this facility.
Debt and Credit Facilities - Energy
Senior Notes
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
The CVR 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

ability to enter into certain affiliate transactions. The CVR 2022 Notes provide that CVR Refining can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the CVR 2022 Notes. As of June 30, 2014, CVR Refining was in compliance with the covenants contained in the CVR 2022 Notes.
Amended and Restated Asset Based (ABL) Credit Facility
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
The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of CVR Refining and its respective subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined therein. CVR Refining was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of June 30, 2014.
As of June 30, 2014, CVR Refining and its subsidiaries had availability under the Amended and Restated ABL Credit Facility of $373 million and had letters of credit outstanding of $27 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of June 30, 2014.
CVR Partners Credit Facility
On April 13, 2011, CRNF, as borrower, and CVR Partners, as guarantor, entered into a new credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125 million and a revolving credit facility of $25 million, which was undrawn as of June 30, 2014, with an uncommitted incremental facility of up to $50 million. No amounts were outstanding under the revolving credit facility at June 30, 2014. There is no scheduled amortization of the credit facility, which matures in April 2016.
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
The credit facility requires CVR Partners to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets and the ability of CVR Partners to dispose of assets, to

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

make restricted payments, investments and acquisitions, and the ability to enter into sale-leaseback transactions or affiliate transactions. The credit facility provides that CVR Partners can make distributions to holders of its common units provided, among other things, it is in compliance with the leverage ratio and interest coverage ratio on a pro forma basis after giving effect to any distribution and there is no default or event of default under the credit facility. As of June 30, 2014, CRNF was in compliance with the covenants contained in the credit facility.
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
2012 Lease Fleet Financing
In December 2012, ARI, through its wholly owned subsidiary (the "ARI Subsidiary"), entered into a senior secured delayed draw term loan facility ("Original ARI Term Loan") that is secured by a portfolio of railcars, railcar leases, the receivables associated with those railcars and leases and certain other related assets of the ARI Subsidiary. The Original ARI Term Loan provided for an initial draw at closing and allowed for up to two additional draws. Upon closing, the initial draw was $98 million, net of fees and expenses. During the first half of 2013, ARI made two additional draws that resulted in aggregate net proceeds of $100 million, fully utilizing the capacity of the ARI Term Loan. As December 31, 2013, the outstanding principal balance on the Original ARI Term Loan was $195 million. The Original ARI Term Loan, which had a maturity date of February 27, 2018, bore interest at one-month LIBOR plus 2.5%, for a rate of 2.7% as of December 31, 2013. The Original ARI Term Loan was paid in full during the first quarter of 2014 in connection with the refinancing transaction discussed below.
2014 Lease Fleet Financing
In January 2014, the ARI Subsidiary refinanced its Original ARI Term Loan under an amended and restated credit agreement (the "ARI Amended and Restated Credit Agreement") to, among other things, increase the aggregate borrowings available thereunder. In connection with the refinancing, the ARI Subsidiary received borrowings of $316 million, net of fees and expenses. Of this amount, $194 million was used to refinance the Original ARI Term Loan, resulting in net proceeds of $122 million. In conjunction with the refinancing, ARI incurred a $2 million loss on extinguishment of debt, which is reflected in other income (loss), net in our consolidated statements of operations.
The terms of the ARI Amended and Restated Credit Agreement also provide ARI Subsidiary with the right, but not the obligation, to increase the amount of the facility in an aggregate additional amount not to exceed $100 million subject to the conditions set forth in the ARI Amended and Restated Credit Agreement. The new facility, which matures in January 2020, accrues interest at a rate per annum equal to the 1-month LIBOR rate plus 2.0%, for a rate of 2.2% as of June 30, 2014, subject to an alternative rate as set forth in the ARI Amended and Restated Credit Agreement, and is payable on the 15th of each month ("Payment Date"). The interest rate increases by 2.0% following certain events of default.
Pursuant to the terms of the Original ARI Term Loan and the ARI Amended and Restated Credit Agreement, ARI is required to maintain deposits in an interest reserve bank account equal to nine and seven months, respectively, of interest payments. As of both June 30, 2014 and December 31, 2013, the interest reserve amount was $4 million. ARI is required to pay principal at an annual rate of 3.33% of the borrowed amount via monthly payments that are due on the Payment Date, which commenced on February 17, 2014 in relation to the ARI Amended and Restated Credit Agreement with any remaining balance payable on the final scheduled maturity date. The ARI Amended and Restated Credit Agreement may be prepaid at any time without premium or penalty, other than customary LIBOR breakage fees. ARI Subsidiary is required to maintain a loan to value ratio of at least 80% of the Net Aggregate Equipment Value, as defined in the ARI Amended and Restated Credit Agreement.
The ARI Amended and Restated Credit Agreement contains certain representations, warranties, and affirmative and negative covenants applicable to ARI and/or the ARI Subsidiary. Key covenants include limitations on the ARI Subsidiary’s

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

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
The ARI Amended and Restated Credit Agreement also obligates the ARI Subsidiary and ARI to maintain ARI’s separateness and to ensure that the collections from the railcar leases along with the railcars that secure the ARI Amended and Restated Credit Agreement are managed in accordance with the credit agreement. Additionally, ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be conveyed to the ARI Subsidiary in good faith and without any adverse selection, to cause ARL, as the manager, to maintain, lease, and re-lease the ARI Subsidiary’s equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace railcars that are reported as Eligible Units (as defined in the credit agreement) when they are not Eligible Units, subject to limitations on liability set forth in the credit agreement. ARI was in compliance with all of its covenants under the ARI Amended and Restated Credit Agreement as of June 30, 2014.
The ARI Amended and Restated Credit Agreement and the Original ARI Term Loan are secured by a first lien on substantially all assets of ARI Subsidiary, consisting of railcars, railcar leases, receivables and related assets, subject to borrowing base calculations and limited exceptions. As of June 30, 2014 and December 31, 2013, the net book value of the railcars that were pledged as part of the ARI Amended and Restated Credit Agreement and the Original ARI Term Loan were $309 million and $217 million, respectively.
ARL
Revolving Credit Facilities
On January 14, 2011 ARL closed on the refinancing of a revolving credit agreement (the "ARL Sovereign Revolver") with Sovereign Bank as the administrative agent, along with several other participating banks. The available capacity of the original ARL Sovereign Revolver was $40 million. The refinanced facility increased the ARL Sovereign Revolver's availability to $110 million. On June 8, 2011 ARL entered into an Amendment No. 1 to the revolving credit agreement whereby an additional bank participated, increasing the available capacity of the ARL Sovereign Revolver to $130 million. On July 12, 2013 ARL entered into an Amendment No. 2 which reduced the availability capacity to $120 million and extended the maturity date to July 14, 2014. On July 9, 2014, ARL entered into an Amendment No. 3 which extended the maturity date to January 14, 2015.
The obligations under the ARL Sovereign Revolver bear interest at a variable rate based on LIBOR plus an applicable margin and are secured by railcars and related leases and lease receivables and are subject to certain covenants, including maintenance of certain financial ratios related to net worth, utilization and loan to value. As of June 30, 2014, ARL was in compliance with all debt covenants with respect to the Sovereign Revolver.
As of June 30, 2014, ARL had availability under the ARL Sovereign Revolver of $33 million and had outstanding borrowings of $87 million. As of December 31, 2013, ARL had availability under the ARL Sovereign Revolver of $73 million and had outstanding borrowings of $47 million.
Term Note
ARL and its wholly owned subsidiaries have various term loans, all of which are non-recourse to us, some of which bear interest at variable rates based on LIBOR and have maturities between July 14, 2014 and July 16, 2019, and the rest bear interest at rates between 3.35% and 6.95% and have maturities between July 28, 2014 and February 25, 2020. Substantially all of the term loans are secured by railcars and related leases and lease receivables and are subject to certain covenants, including maintenance of certain financial ratios related to net worth, utilization and loan to value.
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
June 30, 2014 (Unaudited)

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
On March 27, 2014, RCF 2014, LLC, a subsidiary of ARL entered into a $300 million term loan (the “RCF Term Loan”) with the Royal Bank of Scotland PLC. Proceeds of the RCF Term Loan, along with $256 million in cash, were used to pay off a certain term note that matured in March 2014 with a certain subsidiary of ARL. The RCF Term Loan matures on September 27, 2014. Interest shall accrue on the principal balance at the rate of 30-day LIBOR plus 1.45%, with the rate to reset monthly and is payable monthly, commencing on April 15, 2014. The RCF Term Loan is secured by railcars and related leases and lease receivables and is subject to certain covenants, including maintenance of certain financial ratios related to net worth, utilization and loan to value.
On June 23, 2014, ARL entered into a $12 million term loan with Heartland Bank (the “Heartland Bank Term Loan”). The Heartland Bank Term Loan matures on July 1, 2015. Interest accrues on the principal balance at the rate of 30-day LIBOR plus 2.0%, with the rate to reset monthly, and is payable monthly, commencing on August 1, 2014. The Heartland Bank Term Loan is subject to a maximum 85% loan to value ratio and is secured by railcar assets.
As of both June 30, 2014 and December 31, 2013, ARL and its wholly owned subsidiaries were in compliance with all debt covenants with respect to all of their term loans.
Bond Securitizations
On December 12, 2012, a subsidiary of ARL entered into a bond securitization transaction with RBS Securities, Inc. ("RBS") as the initial purchaser of the $110 million principal amount of the Floating Secured Railcar Equipment Notes, Class A-1 ("ARL 2012 Class A-1 Notes"), and the $106 million principal amount of the Fixed Rate Secured Railcar Equipment Notes, Class A-2 ("ARL 2012 Class A-2 Notes") and, together with the ARL Class A-1 Notes, collectively referred to herein as the "ARL 2012 Bond Securitization Notes"). The ARL 2012 Class A-1 Notes bear interest of LIBOR plus 1.75%; the ARL 2012 Class A-2 Notes bear a fixed interest rate of 3.81%. Interest on each of the ARL 2012 Bond Securitization Notes are payable on the 15th calendar day of each month starting on January 15, 2013. The expected principal repayment date for the ARL 2012 Bond Securitization Notes is December 15, 2022 and the legal final maturity date for the ARL 2012 Bond Securitization Notes is December 15, 2042.
On June 25, 2014, a certain subsidiary of ARL entered into a bond securitization transaction with RBS as the initial purchaser of the $175 million principal amount of the Fixed Secured Railcar Equipment Notes, Class A-1 ("ARL 2014 Class A-1 Notes"), and the $150 million principal amount of the Fixed Rate Secured Railcar Equipment Notes, Class A-2 ("ARL 2014 Class A-2 Notes" and, together with the ARL 2014 Class A-1 Notes, collectively referred to herein as the "ARL 2014 Bond Securitization Notes"). Approximately $156 million of the proceeds from the ARL 2014 Bond Securitization Notes were used to pay down the RCF Term Loan. The ARL 2014 Class A-1 Notes bear a fixed interest rate of 2.92%; the ARL 2014 Class A-2 Notes bear a fixed interest rate of 3.97%. Interest on each of the ARL 2014 Bond Securitization Notes are payable on the 15th calendar day of each month starting on July 15, 2014. The expected principal repayment date for the ARL 2014 Bond Securitization Notes is June 15, 2024 and the legal final maturity date for the ARL 2014 Bond Securitization Notes is June 15, 2044.
Each of the ARL 2012 Bond Securitization Notes and ARL 2014 Bond Securitization Notes is subject to certain covenants, including the maintenance of certain financial ratios related to net worth, utilization and debt service coverage. As of both June 30, 2014 and December 31, 2013, ARL was in compliance with all debt covenants with respect to the ARL 2012 Bond Securitization Notes and ARL 2014 Bond Securitization Notes.
The LIBOR rate was 0.15% and 0.17% at June 30, 2014 and December 31, 2013, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

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
The Tropicana New Term Loan Facility accrues interest, at Tropicana's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Tropicana Revolving Facility accrues interest, at Tropicana's option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of June 30, 2014, the interest rate on the Tropicana New Term Loan Facility was 4.0% and the Tropicana Revolving Facility was undrawn and had $15 million of availability.
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
Key covenants binding Tropicana and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, and (ii) if, as of the last day of any fiscal quarter, the amount of outstanding revolving loans exceed 35% of the permitted borrowing under the Tropicana Revolving Facility, compliance with a maximum senior secured net leverage ratio test of 3.25:1.00. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against Tropicana or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the Tropicana New Credit Facilities and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) Tropicana's or its material subsidiaries' bankruptcy or insolvency; and

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

(vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. Tropicana was in compliance with the covenants of the Tropicana New Term Loan Facility at June 30, 2014.
Senior secured Notes and Revolving Credit Facility - Food Packaging
New Credit Facility
In connection with certain financing transactions, on January 30, 2014, Viskase entered into a credit agreement with UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent, and the Lenders parties thereto, providing for a $275 million senior secured covenant lite term loan facility (“Viskase Term Loan”). A portion of the proceeds from the Viskase Term Loan was used to satisfy and discharge all of the existing Viskase 9.875% Notes and Viskase recorded a loss of $16 million on debt extinguishment during the first quarter of 2014, which is reflected in other income (loss), net in the consolidated statements of operations.
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
Prior Credit Facility
In December 2009, Viskase issued $175 million of 9.875% Senior Secured Notes due 2018 (the “Viskase 2018 Notes”). The Viskase 2018 Notes bore interest at a rate of 9.875% per annum, payable semi-annually in cash on January 15 and July 15, commencing on July 15, 2010. In May 2010, Viskase issued an additional $40 million aggregate principal amount of Viskase 2018 Notes under the indenture governing the Viskase 2018 Notes.  The Viskase 2018 Notes had a maturity date of January 15, 2018. As discussed above, in connection with certain financing transactions, the Viskase 2018 Notes were paid off in full on January 30, 2014 and our Food Packaging segment recorded a loss on debt extinguishment of $16 million during the first quarter of 2014.
Other
In its foreign operations, Viskase has unsecured lines of credit with various banks providing approximately $8 million of availability as of June 30, 2014. There were $2 million and $2 million borrowings under the lines of credit at June 30, 2014 and December 31, 2013, respectively.
Letters of credit in the amount of $1 million were outstanding under facilities with a commercial bank, and were cash collateralized at each of June 30, 2014 and December 31, 2013.
Mortgages Payable - Real Estate
Mortgages payable, all of which are non-recourse to us, bear interest at rates between 4.97% and 7.99% and have maturities between September 30, 2014 and October 31, 2028.
Other
Secured Revolving Credit Agreement - Home Fashion
On October 15, 2012, upon the expiration of a certain senior secured revolving credit facility of WPH, WPH entered into a new letter of credit facility (the "LC Facility"), with a nationally recognized bank (the "LC Issuer").  This one-year LC Facility, which was renewed on October 15, 2013, has a $10 million credit line. The letters of credit under the LC Facility are

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

subject to 0.50% annual fee on the outstanding face amount of the letters of credit issued under the LC Facility, which face amount as of June 30, 2014 was $6 million. Obligations under the LC Facility are secured by a cash collateral account pledged by WPH to the LC Issuer.  The LC Facility does not contain any financial covenants.

11.	Pension, Other Post-employment Benefits and Employee Benefit Plans.
Federal-Mogul, ARI and Viskase each sponsor several defined benefit pension plans (the ''Pension Benefits'') (and, in the case of Viskase, its pension plans include defined contribution plans). Additionally, Federal-Mogul and Viskase each sponsors health care and life insurance benefits (''Other Post-Employment Benefits'' or "OPEB") for certain employees and retirees around the world. ARI also previously sponsored a post-employment medical benefit plan that provided access to healthcare for certain retired employees; this plan was terminated effective December 31, 2013. The Pension Benefits are funded based on the funding requirements of federal and international laws and regulations, as applicable, in advance of benefit payments and the Other Post-Employment Benefits. As prescribed by applicable U.S. GAAP, Federal-Mogul, ARI and Viskase each uses, as applicable, appropriate actuarial methods and assumptions in accounting for its defined benefit pension plans, non-pension post-employment benefits, and disability, early retirement and other post-employment benefits. The measurement date for all defined benefit plans is December 31 of each year.
Components of net periodic benefit cost for the three and six months ended June 30, 2014 and 2013 are as follows:

	Pension Benefits		OPEB
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Service cost	$4	$4	$—	$—
Interest cost	19	17	5	4
Expected return on plan assets	(19)	(18)	—	—
Amortization of actuarial losses	4	7	—	1
Amortization of prior service credit	—	—	(1)	(3)
Curtailment gain	—	—	—	(19)
	$8	$10	$4	$(17)

	Pension Benefits		OPEB
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Service cost	$8	$8	$—	$—
Interest cost	38	35	8	8
Expected return on plan assets	(37)	(35)	—	—
Amortization of actuarial losses	6	13	1	3
Amortization of prior service credit	—	—	(2)	(6)
Curtailment gain	—	—	—	(19)
	$15	$21	$7	$(14)

During the second quarter of 2013, Federal-Mogul ceased operations at one of its U.S. manufacturing locations. The resulting reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in Federal-Mogul’s U.S. Welfare Benefit Plan triggered the recognition of a $19 million OPEB curtailment gain, which was recognized in the consolidated statements of operations during the three and six months ended June 30, 2013.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

12.	Net Income Per LP Unit.
The following table sets forth the allocation of net income attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted income per LP unit of Icahn Enterprises for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions, except per unit data)
Net income attributable to Icahn Enterprises	$489	$54	$460	$331
Net income attributable to Icahn Enterprises allocable to limited partners (98.01% allocation)	$479	$53	$451	$324

Basic income per LP unit	$4.06	$0.48	$3.85	$3.00
Basic weighted average LP units outstanding	118	110	117	108

Dilutive effect of variable rate convertible notes:
Income				$2
Units				1

Dilutive effect of unit distribution declared:
Income		$—		$—
Units		1		—

Diluted income per LP unit	$4.06	$0.48	$3.85	$2.99
Diluted weighted average LP units outstanding	118	111	117	109
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
Net proceeds from this equity offering were $194 million during the six months ended June 30, 2013 after deducting underwriting discounts, commissions and other offering related fees and expenses. Additionally, in connection with this equity offering, our general partner made aggregate contributions of $4 million to Icahn Enterprises and Icahn Enterprises Holdings during the six months ended June 30, 2013 in order to maintain its 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

On May 5, 2014, Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. As a result, on June 30, 2014, Icahn Enterprises distributed an aggregate 1,555,003 depositary units to unit holders electing to receive depositary units in connection with this distribution.
Mr. Icahn and his affiliates elected to receive a majority of their proportionate share of these distributions in depositary units. As of August 4, 2014, Mr. Icahn and his affiliates owned 88.2% of Icahn Enterprises outstanding depositary units.

13.	Segment Reporting.
As of June 30, 2014, our nine operating segments, which also constitute our reporting segments, are: (1) Investment; (2) Automotive; (3) Energy; (4) Metals; (5) Railcar; (6) Gaming; (7) Food Packaging; (8) Real Estate; and (9) Home Fashion. Our determination of what constitutes an operating segment is based on the various industries in which our businesses operate and how we manage those businesses in accordance with our investment strategy. We assess and measure segment operating results based on net income from continuing operations attributable to Icahn Enterprises and Icahn Enterprises Holdings, as disclosed below. In addition to our nine reporting segments, we present the results of the Holding Company, which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company. See Note 2, “Operating Units,” for a detailed description of each of our reporting segments.
Icahn Enterprises
Icahn Enterprises' condensed statements of operations by reporting segment for the three and six months ended June 30, 2014 and 2013 are presented below:

	Three Months Ended June 30, 2014
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,872	$2,541	$188	$122	$—	$93	$5	$46	$—	$4,867
Other revenues from operations	—	—	—	—	101	202	—	20	—	—	323
Net gain (loss) from investment activities	1,159	—	(3)	—	—	—	—	—	—	(24)	1,132
Interest and dividend income	41	1	1	—	—	—	—	—	—	1	44
Other income (loss), net	1	(28)	36	(1)	2	1	—	1	—	1	13
	1,201	1,845	2,575	187	225	203	93	26	46	(22)	6,379
Expenses:
Cost of goods sold	—	1,574	2,358	191	94	—	69	3	38	—	4,327
Other expenses from operations	—	—	—	—	44	106	—	13	—	—	163
Selling, general and administrative	88	207	35	6	10	85	11	3	8	3	456
Restructuring	—	30	—	—	—	—	—	—	—	—	30
Impairment	—	1	—	—	—	—	—	—	—	—	1
Interest expense	63	32	8	—	15	3	3	1	—	72	197
	151	1,844	2,401	197	163	194	83	20	46	75	5,174
Income (loss) before income tax (expense) benefit	1,050	1	174	(10)	62	9	10	6	—	(97)	1,205
Income tax (expense) benefit	—	(12)	(39)	5	(15)	(3)	(4)	—	—	(14)	(82)
Net income (loss)	1,050	(11)	135	(5)	47	6	6	6	—	(111)	1,123
Less: net income attributable to non-controlling interests	(549)	(1)	(63)	—	(17)	(2)	(2)	—	—	—	(634)
Net income (loss) attributable to Icahn Enterprises	$501	$(12)	$72	$(5)	$30	$4	$4	$6	$—	$(111)	$489

Supplemental information:
Capital expenditures	$—	$77	$53	$3	$148	$17	$5	$1	$1	$—	$305
Depreciation and amortization(1)	$—	$83	$55	$6	$25	$13	$6	$5	$2	$—	$195

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

	Three Months Ended June 30, 2013
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,786	$2,221	$230	$116	$—	$93	$1	$50	$—	$4,497
Other revenues from operations	—	—	—	—	82	149	—	20	—	—	251
Net gain (loss) from investment activities	(217)	—	—	—	—	—	—	—	—	(11)	(228)
Interest and dividend income	49	1	1	—	2	—	—	—	—	1	54
Other income (loss), net	—	—	119	—	1	—	(24)	—	1	(1)	96
	(168)	1,787	2,341	230	201	149	69	21	51	(11)	4,670
Expenses:
Cost of goods sold	—	1,506	1,939	236	90	—	70	1	45	—	3,887
Other expenses from operations	—	—	—	—	40	73	—	13	—	—	126
Selling, general and administrative	12	175	34	6	8	56	12	2	8	4	317
Restructuring	—	8	—	—	—	—	—	—	1	—	9
Impairment	—	2	—	—	—	2	—	1	—	—	5
Interest expense	2	27	12	—	11	3	6	1	—	74	136
	14	1,718	1,985	242	149	134	88	18	54	78	4,480
Income (loss) before income tax (expense) benefit	(182)	69	356	(12)	52	15	(19)	3	(3)	(89)	190
Income tax (expense) benefit	—	(13)	(94)	5	(14)	1	2	—	—	16	(97)
Net income (loss)	(182)	56	262	(7)	38	16	(17)	3	(3)	(73)	93
Less: net (income) loss attributable to non-controlling interests	110	(14)	(106)	—	(28)	(6)	5	—	—	—	(39)
Net income (loss) attributable to Icahn Enterprises	$(72)	$42	$156	$(7)	$10	$10	$(12)	$3	$(3)	$(73)	$54

Supplemental information:
Capital expenditures	$—	$93	$51	$3	$57	$23	$4	$1	$1	$—	$233
Depreciation and amortization(1)	$—	$73	$51	$6	$22	$8	$6	$5	$2	$—	$173

	Six Months Ended June 30, 2014
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$3,651	$4,988	$377	$240	$—	$181	$8	$88	$—	$9,533
Other revenues from operations	—	—	—	—	194	351	—	39	—	—	584
Net gain (loss) from investment activities	1,149	—	(3)	—	—	—	—	—	—	(45)	1,101
Interest and dividend income	96	2	1	—	1	1	—	—	—	2	103
Other income (loss), net	2	(19)	145	—	(3)	38	(15)	3	1	(104)	48
	1,247	3,634	5,131	377	432	390	166	50	89	(147)	11,369
Expenses:
Cost of goods sold	—	3,080	4,605	383	187	—	135	4	75	—	8,469
Other expenses from operations	—	—	—	—	87	180	—	25	—	—	292
Selling, general and administrative	110	400	67	12	22	152	22	6	15	10	816
Restructuring	—	38	—	—	—	—	—	—	—	—	38
Impairment	—	2	—	—	—	—	—	—	—	—	2
Interest expense	102	57	18	—	27	6	8	2	—	147	367
	212	3,577	4,690	395	323	338	165	37	90	157	9,984
Income (loss) before income tax (expense) benefit	1,035	57	441	(18)	109	52	1	13	(1)	(304)	1,385
Income tax (expense) benefit	—	(28)	(102)	8	(26)	(13)	(1)	—	—	(23)	(185)
Net income (loss)	1,035	29	339	(10)	83	39	—	13	(1)	(327)	1,200
Less: net income attributable to non-controlling interests	(529)	(10)	(157)	—	(32)	(12)	—	—	—	—	(740)
Net income (loss) attributable to Icahn Enterprises	$506	$19	$182	$(10)	$51	$27	$—	$13	$(1)	$(327)	$460

Supplemental information:
Capital expenditures	$—	$173	$115	$7	$250	$29	$10	$1	$2	$—	$587
Depreciation and amortization(1)	$—	$163	$108	$12	$51	$22	$11	$11	$4	$—	$382

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

	Six Months Ended June 30, 2013
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$3,499	$4,573	$494	$226	$—	$181	$2	$96	$—	$9,071
Other revenues from operations	—	—	—	—	155	292	—	40	—	—	487
Net gain (loss) from investment activities	361	—	—	—	2	—	—	—	—	(13)	350
Interest and dividend income	72	1	1	—	5	—	—	—	—	1	80
Other income (loss), net	2	(33)	105	—	1	—	(24)	—	1	(1)	51
	435	3,467	4,679	494	389	292	157	42	97	(13)	10,039
Expenses:
Cost of goods sold	—	2,971	3,906	503	176	—	137	1	86	—	7,780
Other expenses from operations	—	—	—	—	79	145	—	24	—	—	248
Selling, general and administrative	40	374	68	14	21	117	23	6	16	9	688
Restructuring	—	16	—	—	—	—	—	—	1	—	17
Impairment	—	2	—	—	—	2	—	1	—	—	5
Interest expense	2	58	27	—	25	7	11	2	—	149	281
	42	3,421	4,001	517	301	271	171	34	103	158	9,019
Income (loss) before income tax (expense) benefit	393	46	678	(23)	88	21	(14)	8	(6)	(171)	1,020
Income tax (expense) benefit	—	(24)	(194)	10	(26)	(1)	—	—	—	18	(217)
Net income (loss)	393	22	484	(13)	62	20	(14)	8	(6)	(153)	803
Less: net (income) loss attributable to non-controlling interests	(232)	(9)	(177)	—	(51)	(7)	4	—	—	—	(472)
Net income (loss) attributable to Icahn Enterprises	$161	$13	$307	$(13)	$11	$13	$(10)	$8	$(6)	$(153)	$331

Supplemental information:
Capital expenditures	$—	$186	$115	$6	$159	$35	$9	$1	$1	$—	$512
Depreciation and amortization(1)	$—	$144	$101	$12	$44	$16	$11	$11	$4	$—	$343

(1)
Excludes amounts related to the amortization of deferred financing costs and debt discounts and premiums included in interest expense in the amounts of $3 million and $7 million for the three months ended June 30, 2014 and 2013, respectively, and $13 million and $17 million for the six months ended June 30, 2014 and 2013, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

Icahn Enterprises' condensed balance sheets by reporting segment as of June 30, 2014 and December 31, 2013 are presented below:

	June 30, 2014
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$5	$628	$999	$15	$335	$160	$31	$52	$9	$1,099	$3,333
Cash held at consolidated affiliated partnerships and restricted cash	1,219	—	—	3	35	16	1	2	6	3	1,285
Investments	16,585	289	79	—	29	32	—	—	—	213	17,227
Accounts receivable, net	—	1,439	249	71	41	13	69	3	33	—	1,918
Inventories, net	—	1,146	529	76	92	—	80	—	75	—	1,998
Property, plant and equipment, net	—	2,054	2,692	125	2,081	700	157	648	75	3	8,535
Goodwill and intangible assets, net	—	1,782	1,297	9	7	78	10	63	3	—	3,249
Other assets	34	449	185	22	64	62	89	17	22	70	1,014
Total assets	$17,843	$7,787	$6,030	$321	$2,684	$1,061	$437	$785	$223	$1,388	$38,559
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,818	$1,911	$1,544	$62	$202	$160	$70	$19	$33	$361	$6,180
Securities sold, not yet purchased, at fair value	929	—	—	—	—	—	—	—	—	—	929
Due to brokers	4,318	—	—	—	—	—	—	—	—	—	4,318
Post-employment benefit liability	—	1,028	—	1	4	—	29	—	—	—	1,062
Debt	—	2,689	676	3	1,878	296	276	40	—	5,485	11,343
Total liabilities	7,065	5,628	2,220	66	2,084	456	375	59	33	5,846	23,832

Equity attributable to Icahn Enterprises	5,092	1,684	2,029	255	652	419	42	726	190	(4,458)	6,631
Equity attributable to non-controlling interests	5,686	475	1,781	—	(52)	186	20	—	—	—	8,096
Total equity	10,778	2,159	3,810	255	600	605	62	726	190	(4,458)	14,727
Total liabilities and equity	$17,843	$7,787	$6,030	$321	$2,684	$1,061	$437	$785	$223	$1,388	$38,559

	December 31, 2013
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$3	$761	$842	$31	$417	$359	$19	$32	$16	$782	$3,262
Cash held at consolidated affiliated partnerships and restricted cash	321	—	—	4	27	31	1	3	6	3	396
Investments	11,826	253	—	—	31	34	—	—	—	117	12,261
Accounts receivable, net	—	1,297	242	62	34	10	67	3	35	—	1,750
Inventories, net	—	1,068	527	85	90	—	72	—	60	—	1,902
Property, plant and equipment, net	—	2,038	2,684	129	1,889	444	156	656	78	3	8,077
Goodwill and intangible assets, net	—	1,715	1,307	9	7	67	11	68	3	—	3,187
Other assets	47	413	146	14	52	51	79	18	24	66	910
Total assets	$12,197	$7,545	$5,748	$334	$2,547	$996	$405	$780	$222	$971	$31,745
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$757	$1,763	$1,550	$57	$204	$132	$80	$18	$31	$351	$4,943
Securities sold, not yet purchased, at fair value	884	—	—	—	—	—	—	—	—	—	884
Due to brokers	2,203	—	—	—	—	—	—	—	—	—	2,203
Post-employment benefit liability	—	1,072	—	1	5	—	33	—	—	—	1,111
Debt	—	2,586	676	3	1,448	298	217	51	—	4,016	9,295
Total liabilities	3,844	5,421	2,226	61	1,657	430	330	69	31	4,367	18,436

Equity attributable to Icahn Enterprises	3,696	1,660	1,926	273	591	392	55	711	191	(3,403)	6,092
Equity attributable to non-controlling interests	4,657	464	1,596	—	299	174	20	—	—	7	7,217
Total equity	8,353	2,124	3,522	273	890	566	75	711	191	(3,396)	13,309
Total liabilities and equity	$12,197	$7,545	$5,748	$334	$2,547	$996	$405	$780	$222	$971	$31,745

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

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

	Three Months Ended June 30,						June 30,	December 31,
	2014			2013			2014	2013
	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Total Assets	Total Assets
	(in millions)						(in millions)
Investment	$63	$1,050	$501	$2	$(182)	$(72)	$17,843	$12,197
Automotive	32	(11)	(12)	27	56	42	7,787	7,545
Energy	8	135	72	12	262	156	6,030	5,748
Metals	—	(5)	(5)	—	(7)	(7)	321	334
Railcar	15	47	30	11	38	10	2,684	2,547
Gaming	3	6	4	3	16	10	1,061	996
Food Packaging	3	6	4	6	(17)	(12)	437	405
Real Estate	1	6	6	1	3	3	785	780
Home Fashion	—	—	—	—	(3)	(3)	223	222
Holding Company	71	(110)	(110)	74	(73)	(73)	1,411	987
Consolidated	$196	$1,124	$490	$136	$93	$54	$38,582	$31,761

	Six Months Ended June 30,
	2014			2013
	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings
	(in millions)
Investment	$102	$1,035	$506	$2	$393	$161
Automotive	57	29	19	58	22	13
Energy	18	339	182	27	484	307
Metals	—	(10)	(10)	—	(13)	(13)
Railcar	27	83	51	25	62	11
Gaming	6	39	27	7	20	13
Food Packaging	8	—	—	11	(14)	(10)
Real Estate	2	13	13	2	8	8
Home Fashion	—	(1)	(1)	—	(6)	(6)
Holding Company	146	(326)	(326)	149	(153)	(153)
Consolidated	$366	$1,201	$461	$281	$803	$331
Amounts related to the amortization of debt discounts and premiums included in interest expense for the consolidated results of Icahn Enterprises Holdings were $2 million and $7 million for the three months ended June 30, 2014 and 2013, respectively, and $12 million and $17 million for the six months ended June 30, 2014 and 2013, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

14.	Income Taxes.
For the three months ended June 30, 2014, both Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $82 million on pre-tax income of $1,205 million compared to an income tax expense of $97 million on pre-tax income of $190 million for the three months ended June 30, 2013. Our effective income tax rate was 6.8% and 51.1% for the three months ended June 30, 2014 and 2013, respectively.
For the three months ended June 30, 2014, the difference between the effective tax rate and statutory federal rate of 35% is primarily due to partnership income not subject to taxation, as such taxes are the responsibility of the partners.  For the three months ended June 30, 2013, the difference between the effective tax rate and the statutory federal rate of 35% is primarily due to partnership income not subject to taxation, as such taxes are the responsibility of the partners.
For the six months ended June 30, 2014, both Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $185 million on pre-tax income of $1,385 million compared to an income tax expense of $217 million on pre-tax income of $1,020 million for the six months ended June 30, 2013. Our effective income tax rate was 13.4% and 21.3% for the six months ended June 30, 2014 and 2013, respectively.
For the six months ended June 30, 2014, the difference between the effective tax rate and statutory federal rate of 35% is primarily due to partnership income not subject to taxation, as such taxes are the responsibility of the partners.  For the six months ended June 30, 2013, the difference between the effective tax rate and the statutory federal rate of 35% is primarily due to partnership income not subject to taxation, as such taxes are the responsibility of the partners.

15.	Changes in Accumulated Other Comprehensive Loss.
Changes in accumulated other comprehensive loss consists of the following:

	Post-Employment Benefits, Net of Tax	Hedge Instruments, Net of Tax	Translation Adjustments and Other, Net of Tax	Total
	(in millions)
Balance, December 31, 2013	$(464)	$(26)	$(315)	$(805)
Other comprehensive income (loss) before reclassifications, net of tax	—	1	(1)	—
Reclassifications from accumulated other comprehensive loss to earnings(1)	5	1	(1)	5
Other comprehensive income (loss), net of tax	5	2	(2)	5
Balance, June 30, 2014	$(459)	$(24)	$(317)	$(800)

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

16.	Other Income, Net.
Other income, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Realized and unrealized gain on derivatives, net	$36	$120	$145	$100
Gain (loss) on disposition of assets	3	(3)	8	(50)
(Loss) gain on extinguishment of debt	(36)	—	(162)	5
Tax settlement (loss) gain	—	(23)	32	(23)
Equity earnings from non-consolidated affiliates	13	9	26	17
Foreign currency translation loss	(2)	(4)	(5)	(2)
Other	(1)	(3)	4	4
	$13	$96	$48	$51
As further described in Note 10, "Debt," during the three and six months ended June 30, 2014, we had various debt refinancing transactions and recorded an aggregate loss on extinguishment of debt of $36 million and $162 million, respectively.
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
Investment
Dynegy Inc.
On March 28, 2012 an action was filed in the U.S. District Court, Southern District of New York (the "Court"), entitled Silsby v. Icahn et. al. Defendants include Carl C. Icahn and two officers of Dynegy Inc. ("Dynegy") and certain of its directors. As initially filed, the action purports to be brought as a class action on behalf of Dynegy shareholders who acquired their shares between September 2011 and March 2012.  The complaint alleges violations of the federal securities laws by defendants' allegedly making false and misleading statements in securities filings which statements artificially inflated the price of Dynegy stock. The individual defendants are alleged to have been controlling persons of Dynegy. Plaintiff is seeking damages in an unspecified amount. Subsequent to the filing of this action, Dynegy filed for bankruptcy, and a U.S. bankruptcy court has approved a Plan of Reorganization. Plaintiff is proceeding with the action and has filed an amended complaint that purports to be a class action on behalf of Dynegy shareholders who acquired their securities between July 10, 2011 and March 9, 2012.  We believe that we have meritorious defenses to the claims and filed a motion to dismiss on July 19, 2013. On April 30, 2014, the Court granted defendants' motion to dismiss and the case was dismissed with prejudice.  On May 30, 2014, the Plaintiff filed an appeal, which is currently pending.
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
June 30, 2014 (Unaudited)

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
Total environmental liabilities, determined on an undiscounted basis, were $14 million and $14 million as of June 30, 2014 and December 31, 2013, respectively and are included in accrued expenses and other liabilities in our consolidated balance sheets.
Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At June 30, 2014, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $44 million.
Asset Retirement Obligations
Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $26 million and $26 million as of June 30, 2014 and December 31, 2013, respectively, for asset retirement obligations ("ARO"), primarily related to anticipated costs of removing hazardous building materials at its facilities, and has considered impairment issues that may result from capitalization of these ARO amounts.
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
Energy
Unconditional Purchase Obligations
CVR has minimum required payments for unconditional purchase obligations of approximately $1.4 billion. This amount includes $944 million payable ratably over 17 years pursuant to petroleum transportation service agreements between CRRM and each of TransCanada Keystone Pipeline Limited Partnership and TransCanada Keystone Pipeline, LP (together, "TransCanada"). Under the agreements, CRRM receives transportation for at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of 20 years on TransCanada's Keystone pipeline system.
CVR leases various equipment, including railcars, and real properties under long-term operating leases expiring at various dates. For each of the three months ended June 30, 2014 and 2013 lease expense was $2 million. For each of the six months ended June 30, 2014 and 2013 lease expense was $5 million. The lease agreements have various remaining terms. Some agreements are renewable, at CVR's option, for additional periods. It is expected, in the ordinary course of business, that leases

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

will be renewed or replaced as they expire. Additionally, in the normal course of business, CVR has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services.
Crude Oil Supply Agreement
On August 31, 2012, CRRM and Vitol Inc. ("Vitol") entered into an Amended and Restated Crude Oil Supply Agreement (the "Vitol Agreement"). Under the Vitol Agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps to reduce CVR Refining's inventory position and mitigate crude oil pricing risk. The Vitol Agreement has an initial term commencing on August 31, 2012 and extending through December 31, 2014 (the "Initial Term"). Following the Initial Term, the Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to the expiration of the Initial Term or any Renewal Term. The Vitol Agreement was extended for a one-year Renewal Term through December 31, 2015.
Litigation
From time to time, CVR is involved in various lawsuits arising in the normal course of business, including matters such as those described below under "Environmental, Health and Safety Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. It is possible that management’s estimates of the outcomes will change due to uncertainties inherent in litigation and settlement negotiations. Except as described below for our Energy segment, there were no new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2013 and filings of quarterly reports on Form 10-Q during 2014 (the "2014 Form 10-Qs"). In the opinion of CVR's management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying consolidated financial statements. There can be no assurance that management’s beliefs or opinions with respect to liability for potential litigation matters are accurate.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

As previously reported, CVR's petroleum and nitrogen fertilizer businesses are party to, or otherwise subject to administrative orders and consent decrees with federal, state and local environmental authorities, as applicable, addressing corrective actions under RCRA, the Clean Air Act and the Clean Water Act. The petroleum business is also subject to (i) the Mobile Source Air Toxic II (“MSAT II”) rule which requires reductions of benzene in gasoline; (ii) the Renewable Fuel Standard (“RFS”), which requires refiners to blend “renewable fuels” in with their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending; and (iii) “Tier 3” gasoline sulfur standards. Except as otherwise described below, there have been no new developments or material changes to the environmental accruals or expected capital expenditures related to compliance with the foregoing environmental matters from those provided in our annual report on Form 10-K for the year ended December 31, 2013 and 2014 Form 10-Qs. CRRM, CRNF, CRCT, WRC and CRT each believes it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described or referenced herein or other EHS matters which may develop in the future will not have a material adverse effect on CVR's business, financial condition, or results of operations.
As of June 30, 2014 and December 31, 2013, our Energy segment had environmental accruals of $1 million and $2 million, respectively. CVR's management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, CVR's management believes that the accruals established for environmental expenditures are adequate.
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended June 30, 2014 and 2013, capital expenditures were $26 million and $16 million, respectively, and were incurred for environmental compliance and efficiency of the operations. For the six months ended June 30, 2014 and 2013, capital expenditures were $60 million and $38 million, respectively.
The cost of RINs for the three months ended June 30, 2014 and 2013 was $29 million and $66 million, respectively. The cost of RINs for the six months ended June 30, 2014 and 2013 was $64 million and $98 million, respectively. As of June 30, 2014 and December 31, 2013, the petroleum business' biofuel blending obligation was $40 million and $17 million, respectively, which was recorded in accrued expenses and other liabilities on the consolidated balance sheets.
From time to time, the Oklahoma Department of Environmental Quality ("ODEQ") conducts inspections of the Wynnewood refinery and pursues enforcement related to any alleged non-compliance with the Clean Air Act seeking civil penalties and injunctive relief, which may necessitate the installation of controls. In January 2014, ODEQ issued a full compliance evaluation ("FCE") report covering the period from December 2010 through June 2013, which covered periods of the previous owner's ownership and operation and, in some cases, continued into CVR Refining's ownership of the Wynnewood refinery. ODEQ has indicated that it will pursue enforcement related to the alleged non-compliance and that it expects to enter into a consent order with WRC to resolve its claims, which would necessitate the payment of a civil penalty and the implementation of injunctive relief to address the alleged non-compliance. In addition, on April 11, 2014, WRC received a partial compliance evaluation ("PCE") report from ODEQ alleging additional violations of the Clean Air Act. ODEQ conducted a follow-up inspection on June 30, 2014. The costs of any enforcement that may arise as a result of the FCE or the PCE cannot be predicted at this time. However, based on its experience related to Clean Air Act enforcement and control requirements, CVR does not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.
Metals
Environmental Matters
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $28 million and $29 million at June 30, 2014 and December 31, 2013, respectively. PSC Metals believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.
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
June 30, 2014 (Unaudited)

facilities, it is possible that PSC Metals will be identified as a PRP at additional sites. The impact of such future events cannot be estimated at the current time.
PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  In addition, PSC Metals recently learned that its Knoxville location was the subject of investigations by the State of Tennessee under the federal Superfund law. These investigations were performed by the State of Tennessee pursuant to a contract with the EPA. Currently, PSC Metals cannot assess the impact of any cost or liability associated with these investigations. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of June 30, 2014 and December 31, 2013. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
In November and December of 2011, PSC Metals received three notices of violation ("NOV") from the Missouri Department of Natural Resources (“MDNR”) for hazardous waste and water violations related to its Festus, Missouri location. PSC Metals has entered into a settlement with MDNR that resolves these NOVs.  Currently, PSC Metals believes that it has established adequate reserves for the cost of this settlement.  In addition, PSC Metals believes that it has a claim for indemnification against the prior owner of the facility associated with the above-referenced notices of violation. MDNR and PSC Metals, as part of the resolution of MDNR's NOVs, have undertaken sampling for lead at residences near PSC Metals' Festus yard. Approximately 67 residences were sampled and tested, and of those, approximately 15 tested above residential standards for lead contamination. PSC Metals has entered into a settlement agreement with MDNR which resolves MNDR’s claims and requires limited soil remediation at the 15 residences. Currently, PSC Metals believes that it has adequately reserved for the cost of remediation associated with its Festus yard and the residential areas near the yard. However, PSC Metals cannot assess its liability with certainty at this time. Additionally, PSC Metals believes that liability for off-site contamination was retained by the prior owner of the Festus yard and accordingly, it would have a claim for indemnification against the prior owner.
In 2011, PSC Metals entered into a consent decree with the EPA regarding PSC Metals' scrap processing facility located in Cleveland, Ohio. The EPA alleged that PSC Metals violated the requirements of Section 608 of the Clean Air Act, 42 USC Section 761, which requires scrap processors to either recover refrigerants from appliances in accordance with the procedures described in the applicable federal regulations or verify through certifications that refrigerants have previously been evacuated. The consent decree includes injunctive relief that, among other things, will require PSC Metals to offer refrigerant extraction services at 11 of its scrap processing facilities through October 2015.  PSC Metals estimates that the total cost associated with the required injunctive relief will range from $0.8 million to $1.7 million, exclusive of a civil penalty of $199,000 assessed in connection with the consent decree which PSC Metals paid in 2011.
On April 3, 2013, two citizen groups filed a citizen suit under the Clean Water Act (the “CWA”) for alleged storm water and process water discharges at PSC Metals' Nashville, TN facility that the citizen groups allege violate the CWA and PSC Metals' storm water discharge permit. The CWA requires that to maintain a citizen suit, the citizen plaintiff must be able to show that the violations are on-going or are reasonably likely to reoccur. PSC Metals believes, based on its investigation to date, that the citizen plaintiffs cannot meet this burden.  PSC Metals is currently exploring a potential settlement of the matter that would require, among other things, improvements to its Nashville facility in order to improve the quality of storm water discharges, requiring more frequent storm water testing than what is currently required. PSC Metals received a subpoena from the Department of Justice (the "DOJ") regarding potential criminal violations of the CWA at PSC Metals’ Nashville facility.  In February 2014, after reviewing the materials that PSC Metals provided and interviewing PSC Metals’ employees, the DOJ indicated that they will not pursue any further action in this matter.
Gaming
Aztar v. Marsh
As further described below, the Petition for Certification that Aztar Corporation ("Aztar") filed with the New Jersey Supreme Court was denied in February 2014, thereby concluding the litigation.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

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
The Marsh Defendants filed an answer on October 20, 2010 denying the material allegations of the complaint and subsequently filed a Motion to Dismiss for Forum Non Conveniens in December 2010, which motion was denied by the Court on April 12, 2011. On August 18, 2011 the Marsh Defendants filed a Motion for Summary Judgment arguing that the Court should apply the Arizona Statue of Limitations to the action. Aztar filed an objection to the Marsh Defendants' motion on September 23, 2011 arguing, inter alia, that the New Jersey Statute of Limitations applies to the action. The Marsh Defendants filed its Reply on October 3, 2011. The motion was argued in January 2012. In April 2012, the Court granted the Marsh Defendants' Motion for Summary Judgment dismissing Aztar's complaint with prejudice. Aztar subsequently filed a Motion for Reconsideration with the Court, which was denied. In September 2012, Aztar filed an appeal of the Court's decision to dismiss the case with the Superior Court of New Jersey, Appellate Division. In September 2013, the Superior Court of New Jersey, Appellate Division denied Aztar’s appeal substantially for the reasons set forth in the Court’s decision. Aztar has filed a Petition for Certification to the New Jersey Supreme Court, which petition was denied by the New Jersey Supreme Court in February 2014, thereby concluding the litigation.
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
Home Fashion
Environmental Matters
WPH is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes used in or resulting from its operations and potential remediation obligations. WPH's operations are also governed by U.S. federal, state, local and foreign laws, rules and regulations relating to employee safety and health which, among other things, establish exposure limitation for cotton dust, formaldehyde, asbestos and noise, and which regulate chemical, physical and ergonomic hazards in

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)

the workplace. WPH estimated its environmental accruals to be approximately $1 million as of both June 30, 2014 and December 31, 2013.
Other Matters
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 88.2% of Icahn Enterprises' outstanding depositary units as of June 30, 2014. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. As a result of our ownership of more than 80% in our subsidiaries, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. ACF and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of June 30, 2014 and December 31, 2013. If the plans were voluntarily terminated, they would be underfunded by approximately $450 million and $592 million as of June 30, 2014 and December 31, 2013, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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
Icahn Enterprises
On July 31, 2014, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unit holder and will be paid on or about September 25, 2014 to depositary unit holders of record at the close of business on August 18, 2014. Depositary unit holders have until September 9, 2014 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 10 consecutive trading days ending September 23, 2014. No fractional depositary units will be issued pursuant to the dividend payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
Energy
On July 29, 2014, CVR's Coffeyville refinery experienced a fire at its isomerization unit. Four employees were injured in the fire.  The fire was extinguished, and the refinery was subsequently shut down due to a failure of its distributed control system, which was directly caused by the fire. CVR is currently evaluating the resulting damage and estimated cost of repairs. Based upon CVR's preliminary assessment of the damage, it is currently anticipated that the refinery will be down approximately four weeks. CVR maintains property damage insurance policies which have an associated deductible of $5.0 million for its Coffeyville refinery. CVR anticipates that if the cost of repairs exceeds the $5.0 million deductible, such amounts in excess of $5.0 million should be recoverable under the property insurance policies. While CVR maintains business interruption insurance with a 45 day waiting period, it is not currently anticipated that business interruption will be triggered. CVR also maintains workers' compensation with a $0.5 million accident deductible.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2014 (this "Report").
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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of June 30, 2014. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 10, "Debt," to the consolidated financial statements, and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned 105,842,441, or approximately 88.2%, of Icahn Enterprises' outstanding depositary units as of June 30, 2014.
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
The following table summarizes total revenues, net income (loss) and net income (loss) attributable to Icahn Enterprises for each of our reporting segments and the Holding Company for the three and six months ended June 30, 2014 and 2013.

	Revenues		Net Income (Loss)		Net Income (Loss) Attributable to Icahn Enterprises
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
Investment	$1,201	$(168)	$1,050	$(182)	$501	$(72)
Automotive	1,845	1,787	(11)	56	(12)	42
Energy	2,575	2,341	135	262	72	156
Metals	187	230	(5)	(7)	(5)	(7)
Railcar	225	201	47	38	30	10
Gaming	203	149	6	16	4	10
Food Packaging	93	69	6	(17)	4	(12)
Real Estate	26	21	6	3	6	3
Home Fashion	46	51	—	(3)	—	(3)
Holding Company	(22)	(11)	(111)	(73)	(111)	(73)
	$6,379	$4,670	$1,123	$93	$489	$54

	Revenues		Net Income (Loss)		Net Income (Loss) Attributable to Icahn Enterprises
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
Investment	$1,247	$435	$1,035	$393	$506	$161
Automotive	3,634	3,467	29	22	19	13
Energy	5,131	4,679	339	484	182	307
Metals	377	494	(10)	(13)	(10)	(13)
Railcar	432	389	83	62	51	11
Gaming	390	292	39	20	27	13
Food Packaging	166	157	—	(14)	—	(10)
Real Estate	50	42	13	8	13	8
Home Fashion	89	97	(1)	(6)	(1)	(6)
Holding Company	(147)	(13)	(327)	(153)	(327)	(153)
	$11,369	$10,039	$1,200	$803	$460	$331
Icahn Enterprises Holdings
Due to the structure of our business, the consolidated results of operations for Icahn Enterprises and Icahn Enterprises Holdings are substantially the same with minor differences primarily related to non-cash portions of interest expense that are only reflected in the results of operations for our Holding Company.

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
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. As of June 30, 2014 and December 31, 2013, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates was approximately $5.7 billion and $4.7 billion, respectively, representing approximately 53% and 56%, respectively, of the Investment Funds' asset under management.
Our Interests in the Investment Funds
As of June 30, 2014 and December 31, 2013, we had investments with a fair market value of approximately $5.1 billion and $3.7 billion, respectively, in the Investment Funds.
Our share of the Investment Funds' net income (loss) through our interests in the Investment Funds was $501 million and $(72) million for the three months ended June 30, 2014 and 2013, respectively, and $506 million and $161 million for the six months ended June 30, 2014 and 2013, respectively.
Returns
The following table sets forth performance information for the Investment Funds for the comparative periods presented. These returns represent a weighted-average composite of the average returns, net of expenses for the Investment Funds.

	Returns
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment Funds	10.7%	-2.8%	10.2%	6.7%
Performance Attribution
The following table sets forth the performance attribution for the Investment Funds for the comparative periods presented.

	Performance Attribution
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Long positions	16.8%	1.2%	19.8%	19.4%
Short positions	-5.3%	-3.4%	-8.6%	-11.6%
Other	-0.8%	0.6%	-1.0%	-1.1%
	10.7%	-2.8%	10.2%	6.7%
The Investment Funds' aggregate return was 10.7% for the three months ended June 30, 2014.  During the second quarter of 2014, the Investment Funds' performance was driven by their long equity positions, primarily in a few of their largest core holdings.  These gains were partially offset by the Investment Funds' losses in their short equity exposure, including broad market hedges, as the markets rallied.
The Investment Funds' aggregate return was -2.8% for the three months ended June 30, 2013. During the second quarter of 2013, the Investment Funds' performance was driven by losses in their short equity exposure, including broad market hedges, as the markets rallied. These losses were partially offset by the Investment Funds' long equity positions, primarily in a few of its largest core holdings.

The Investment Funds' aggregate return was 10.2% for the six months ended June 30, 2014.  During the first six months of 2014, the Investment Funds' performance was driven by their long equity positions, primarily in a few of their largest core holdings.  The gains for the six months ended June 30, 2014 were principally the result of the Investment Funds' performance during the second quarter of 2014, partially offset by the Investment Funds' losses in their short equity exposure, including broad market hedges, as the markets rallied.
The Investment Funds' aggregate return was 6.7% for the six months ended June 30, 2013. During the first six months of 2013, the Investment Funds' performance was driven by gains in long equity positions, primarily in a few of its largest core holdings.  The Investment Funds' short equity exposure, including broad market hedges, was a negative contributor to performance as equity markets rallied in the first six months of 2013.
From inception in November 2004 through June 30, 2014, the Investment Funds' return was approximately 293%, representing an annualized rate of return of approximately 15%.

Automotive

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net sales	$1,872	$1,786	$3,651	$3,499
Cost of goods sold	1,574	1,506	3,080	2,971
Gross margin	$298	$280	$571	$528
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
Geographically, Federal-Mogul derived 37% of its net sales in the United States and 63% internationally during the six months ended June 30, 2014. Federal-Mogul has operations in established markets including Australia, Belgium, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Morocco, Poland, Russia, South Africa and Thailand. The attendant risks of Federal-Mogul's international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.
Federal-Mogul operates with two end-customer focused business segments. The Powertrain business focuses on original equipment products for automotive, heavy duty and industrial applications. The Motorparts business sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers and other vehicle components. This organizational model allows for a strong product line focus benefitting both original equipment and aftermarket customers and enables the global Federal-Mogul teams to be responsive to customers’ needs for superior products and to promote greater identification with Federal-Mogul premium brands. Additionally, this organizational model enhances management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases.
The Powertrain business primarily represents Federal-Mogul’s OE business. Approximately 94% of Powertrain’s sales is to OEM customers, with the remaining 6% of its sales being sold directly to Motorparts business for eventual distribution, by Motorparts, to customers in the independent aftermarket. Discussions about Federal-Mogul’s Powertrain business or its OE business should be seen as analogous. The performance of Powertrain business is therefore highly correlated to changes in regional OEM light and commercial vehicle production, together with the changes in the mix of technologies (such as between light vehicle gasoline and light vehicle diesel), and changes in demand for non-automotive and industrial applications. These drivers are enhanced by the rate at which Federal-Mogul gains new programs, which is itself affected by the rate at which the OEM’s make improvements to emissions and fuel economy - some in response to regional regulations.
The Motorparts business primarily represents Federal-Mogul’s aftermarket business. Approximately 75% of Motorparts' sales is to the customers in the independent aftermarket. The remaining 25% of the Motorparts business is to OEM or tier 1 suppliers to OEM, and the OES market, essentially, dealer supplied replacement parts - a feature more prevalent in Europe than in North America. The OES market is subject to the same general commercial patterns as the aftermarket business. The performance of Motorparts business is therefore highly correlated to the factors that variously influence the different regional replacement parts markets around the world, such as vehicle miles driven, the average age of vehicles on the road, the size of the regional vehicle parcs and levels of consumer confidence. These drivers are enhanced by the relative strength of the aftermarket brands and the breadth of the portfolio offered relative to the changing needs of the local markets.
On May 1, 2014, Federal-Mogul completed the Affinia chassis business acquisition (the "Affinia Acquisition"). The acquisition of this business, which serves leading U.S. aftermarket customers with private label chassis product lines, will allow Federal-Mogul to broaden its product offering, provide operational synergies and better service customers globally. The purchase price was $150 million, subject to certain customary post-closing adjustments, net of acquired cash. Federal-Mogul paid $140 million in the second quarter of 2014 with the remaining balance of $10 million recorded as a contingent consideration and is expected to be paid in the third quarter of 2014.
On July 11, 2014, Federal-Mogul completed the purchase of certain business assets of Honeywell International Inc.'s ("Honeywell") automotive and industrial brake friction business including two recently established manufacturing facilities in China and Romania. The business was acquired through a combination of asset as stock purchases for a base purchase price of $169 million, subject to certain customary closing and post-closing adjustments. The purchase of Honewell's friction business substantially strengthens the manufacturing and engineering component of Federal-Mogul's current global braking portfolio.
Three Months Ended June 30, 2014 and 2013
Net sales for the three months ended June 30, 2014 as compared to the comparable prior year period increased by $86 million (5%). Excluding sales directly related to the acquisition of the Dimitrovgradskiy Zavod Vkladishey ("DZV"), a Russian bearings manufacturer, of $5 million and sales from the Affinia Acquisition of $32 million, dispositions of $42 million, foreign currency impact of $20 million, sales organically increased by $71 million, which is net of customer price deductions of $7 million. This organic growth is comprised of Powertrain sales increases of $79 million (7%), partly offset by Motorparts sales decreases of $8 million. By region, this organic growth is comprised of flat sales in Europe, a 6% increase in sales in North America and a 10% increase in sales in the rest of the world ("ROW").
Federal-Mogul's organic sales growth of $71 million is driven by an increase in Powertrain's external sales volumes of $79 million, net of customer price deductions. This increase is driven by higher sales volumes and market share gains in all regions. In Europe, Powertrain sales increased by 4%, compared to an increase in European light vehicle production of 1% and a decrease in commercial vehicle production of 6%. In North America, Powertrain sales increased by 12% as compared to flat light vehicle production and an increase in commercial vehicle production of 5%. In ROW, as the Powertrain business presence in the Asian light vehicle market continued to grow, Powertrain sales increased by 11% as compared to an increase in light vehicle production of 3% and flat commercial vehicle production in the region. When taking into account this regional and market mix of Powertrain sales, its sales therefore grew in excess of underlying market demand.
Cost of goods sold for the three months ended June 30, 2014 as compared to the comparable prior year period increased by $68 million (5%). The increase in cost of goods sold was due to an increase in material, labor and overheads as a direct result of the increase in external sales volumes/mix of $62 million, unfavorable impact from currency of $19 million, unfavorable productivity of $8 million, an increase in depreciation of $5 million, and an increase in inter-segment sales volumes of $1 million, partially offset by savings in material costs of $16 million and $11 million of costs directly related to acquisitions/dispositions.
Gross margin for the three months ended June 30, 2014 increased by $18 million (6%) as compared to the comparable prior year period. Gross margin was 16% of net sales for the each of three months ended June 30, 2014 and 2013. The favorable impact on margins due to an increase in external sales volumes was $16 million. Other factors contributing to the increased margin were favorable materials and services sourcing of $16 million, increased margins directly related to acquisitions/dispositions of $6 million, and favorable currency impacts of $1 million. These increases were partially offset by unfavorable customer pricing of $7 million, unfavorable productivity of $8 million, increased depreciation of $5 million, and unabsorbed fixed costs on inter-segment sales of $1 million.
Six Months Ended June 30, 2014 and 2013
Net sales for the six months ended June 30, 2014 as compared to the comparable prior year period increased by $152 million (4%). Excluding sales directly related to the acquisitions of DZV of $9 million and the Affinia Acquisition of $32 million, foreign currency impact of $26 million and dispositions of $96 million, sales organically increased by $181 million , which is net of customer price deductions of $21 million. This organic growth is comprised of an increase in Powertrain sales of $185 million, which is net of customer price deductions of $15 million, offset in part by a decrease in Motorparts sales of $4 million, which is net of customer price deductions of $6 million. By region, this organic growth is comprised of a 3% increase in sales in Europe, a 6% increase in sales in North America and a 12% increase in sales in ROW.
Federal-Mogul's organic sales growth of $181 million is driven by an increase in Powertrain's external sales volumes of $185 million, net of customer price decreases. This increase is driven by higher sales volumes and market share gain in all regions. In Europe, Powertrain sales increased by 6% as compared to an increase in European light vehicle of 4% and a decrease in commercial vehicle production of 3%. In North America, Powertrain sales increased by 12% as compared to an increase in both light vehicle and commercial vehicle production of 2% and 11%, respectively. In ROW, as Powertrain's presence in the emerging light vehicle market continued to grow, Powertrain sales increased by 13% as compared to an increase in both light vehicle and commercial vehicle production of 4% and 5%, respectively. When taking into account this regional and market mix of Powertrain sales, its sales therefore grew in excess of underlying market demand.
Cost of goods sold for the six months ended June 30, 2014 as compared to the comparable prior year period increased by $109 million (4%). The increase in cost of goods sold was due to an increase in materials, labor and overhead as a direct result of external sales volumes/mix of $141 million, unfavorable impact from foreign currency of $25 million, unfavorable productivity of $18 million, an increase in depreciation of $11 million, and a decline in inter-segment sales volumes of $2 million. The increase in cost of goods sold was partially offset by savings in material costs of $26 million and acquisitions and dispositions of $62 million.
Gross margin for the six months ended June 30, 2014 increased by $43 million (8.1%) as compared to the comparable prior year period. Gross margin was 16% and 15% of net sales for the six months ended June 30, 2014 and 2013, respectively. The favorable impact on margins due to external sales volumes/mix was $61 million, representing a conversion of 30% on the incremental sales. Gross margin was impacted by an unfavorable customer pricing of $21 million, unfavorable productivity of $18 million, increased depreciation of $11 million, and unabsorbed fixed costs on inter-segment sales of $2 million, offset in part by favorable materials and services sourcing savings of $26 million, increased margin of $7 million directly related to acquisitions/dispositions, and currency impacts of $1 million.

Energy

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net Sales:
Petroleum	$2,466	$2,138	$4,842	$4,412
Fertilizer	78	90	157	171
Eliminations	(3)	(7)	(11)	(10)
	$2,541	$2,221	$4,988	$4,573
Cost of Goods Sold:
Petroleum	$2,304	$1,897	$4,504	$3,824
Fertilizer	57	49	112	91
Eliminations	(3)	(7)	(11)	(9)
	$2,358	$1,939	$4,605	$3,906
Gross Margin:
Petroleum	$162	$241	$338	$588
Fertilizer	21	41	45	80
Eliminations	—	—	—	(1)
	$183	$282	$383	$667

The following table provides a reconciliation of our Energy segment's petroleum business' gross margin to refining margin and refining margin adjusted for FIFO impacts for the periods indicated:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(in millions, except barrels metrics)
Net sales	$2,466	$2,138	$4,842	$4,412
Cost of goods sold	2,304	1,897	4,504	3,824
Gross margin	162	241	338	588
Add back:
Direct operating expenses	93	84	192	170
Depreciation and amortization	39	36	76	72
Refining margin	294	361	606	830
FIFO impacts (favorable) unfavorable	(24)	(24)	(46)	(29)
Refining margin adjusted for FIFO impacts	$270	$337	$560	$801

Gross margin per barrel	$8.40	$13.71	$9.02	$16.75
Refining margin per barrel	15.22	20.56	16.17	23.63
Refining margin per barrel adjusted for FIFO impacts	13.96	19.18	14.95	22.80

Total crude oil throughput (barrels per day)	212,047	193,201	207,004	194,003
CVR Energy, Inc.'s ("CVR") Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. CVR's filings with the SEC are available on the SEC's website at www.sec.gov.
As of June 30, 2014, we owned 82% of the total outstanding common stock of CVR. In addition, as of June 30, 2014, we owned approximately 4% of the total outstanding common stock of CVR Refining, LP ("CVR Refining").
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
The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. In 2013, the Wynnewood refinery was subject to the RFS for the first time. However, because the cost of purchasing RINs has been extremely volatile and has significantly increased over the last year, the Wynnewood refinery has petitioned the EPA as a “small refinery” for hardship relief from the RFS requirements in 2013 based on the “disproportionate economic hardship” of the rule on the Wynnewood refinery. The Wynnewood refinery is awaiting the EPA's decision. During 2013, the cost of RINs became extremely volatile as the EPA's proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). In November 2013, the EPA published the proposed volume mandates for 2014, which acknowledge the blend wall and are generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 proposed mandate was published; however, RIN prices have remained volatile and have increased in 2014. In May 2014, the EPA lowered the 2013 cellulosic biofuel standard to 0.0005%, and, in June 2014, the EPA extended the compliance demonstration deadline for the 2013 RFS to September 30, 2014. On July 31, 2014, the EPA further extended the compliance demonstration deadline for the 2013 RFS to 30 days following publication of the 2014 mandates.
The cost of RINs for the three months ended June 30, 2014 and 2013 was approximately $29 million and $66 million, respectively. The cost of RINs for the six months ended June 30, 2014 and 2013 was approximately $64 million and $98 million, respectively. The future cost of RINs for the petroleum business is difficult to estimate. In particular, the cost of RINs is dependent upon a variety of factors, which include the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at its refineries, all of which can vary significantly from quarter to quarter. Based upon recent market prices of RINs and current estimates related to the other variable factors, the petroleum business estimates that the total cost of RINs will be approximately $100 million to $150 million for the year ending December 31, 2014.
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
In assessing the operating performance of the nitrogen fertilizer business, CVR calculates product pricing at gate to determine its operating margin. Product pricing at gate per ton represents net sales less freight revenue divided by product sales volume in tons. CVR believes product pricing at gate is meaningful because it sells products both at its plant gate (sold plant) and delivered to the customer's designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month-to-month or quarter-to-quarter.
Three Months Ended June 30, 2014 and 2013
Net sales for the petroleum business, before eliminations, for the three months ended June 30, 2014 as compared to the prior year period increased by approximately $328 million (15%). The increase in net sales for the petroleum business was the result of higher overall sales volume, which increased by approximately 14% in the three months ended June 30, 2014 as compared to the corresponding prior year period. For the three months ended June 30, 2014, CVR's petroleum business sold approximately 10.4 million and 8.9 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.87 and $2.97, respectively. For the three months ended June 30, 2013, CVR's petroleum business sold approximately 9.2 million and 7.4 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.88 and $2.95, respectively.
Net sales for the fertilizer business, before eliminations, for the three months ended June 30, 2014 as compared to the corresponding prior year period decreased by $12 million (13%), primarily due to lower UAN sales prices. For the three months ended June 30, 2014, CVR sold 239,216 and 2,854 tons of UAN and ammonia, respectively, with an average product pricing at gate per ton of $283 and $521, respectively. For the three months ended June 30, 2013, CVR sold 217,287 and 7,068 tons of UAN and ammonia, respectively, with an average product pricing at gate per ton of $331 and $688, respectively. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 94.2%, 88.1% and 85.9%, respectively, for the three months ended June 30, 2014 and 91.6%, 89.1% and 86.5% for the three months ended June 30, 2013.
Cost of goods sold for the petroleum business, before eliminations, for the three months ended June 30, 2014 as compared to corresponding prior year period increased by $407 million (21%), primarily due to an increase in cost of consumed oil. The average cost per barrel of crude oil consumed for the three months ended June 30, 2014 was $101.82 compared to $91.32 for the comparable period of 2013, an increase of approximately 12%. Sales volume of refined fuels increased by approximately 14%.
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
Refining margin per barrel of crude oil throughput decreased to $15.22 for the three months ended June 30, 2014 from $20.56 for the three months ended June 30, 2013. Refining margin adjusted for FIFO impact was $13.96 per crude oil throughput barrel for the three months ended June 30, 2014 as compared to $19.18 per crude oil throughput barrel for the three months ended June 30, 2013. Gross margin per barrel decreased to $8.40 for the three months ended June 30, 2014 as compared to gross margin per barrel of $13.71 in the corresponding prior year period. The decrease in refining margin and gross margin per barrel was due to a decrease in sales prices of gasoline and distillates and an increase in our Energy segment's petroleum business' per barrel cost of consumed crude oil.
The fertilizer business' cost of goods sold, before eliminations, for the three months ended June 30, 2014 as compared to the corresponding prior year period increased by $8 million (16%), primarily due to higher costs from railcar repairs and inspections. Cost of goods sold for the fertilizer business is primarily comprised of pet coke expense, freight expense, distribution expense, direct operating expenses and depreciation and amortization.
Six Months Ended June 30, 2014 and 2013
Net sales for the petroleum business, before eliminations, for the six months ended June 30, 2014 as compared to the corresponding prior year period increased by $430 million (10%), primarily due to higher overall sales volume, offset in part by lower product prices. Sales volume increased by approximately 11% in the six months ended June 30, 2014 as compared to the corresponding prior year period. For the six months ended June 30, 2014, CVR's petroleum business sold approximately 20.3 million and 18.1 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.77 and $2.98, respectively. For the six months ended June 30, 2013, CVR's petroleum business sold approximately 18.8 million and 15.3 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.85 and $3.03, respectively.
Net sales for the fertilizer business, before eliminations, for the six months ended June 30, 2014 as compared to the corresponding prior year period decreased by $14 million (8%), primarily due to lower UAN sales prices and ammonia sales volumes, partially offset by higher UAN sales volumes. For the six months ended June 30, 2014, CVR sold 493,886 and 8,301 tons of UAN and ammonia, respectively, with an average product pricing at gate per ton of $267 and $493, respectively. For the six months ended June 30, 2013, CVR sold 411,428 and 34,640 tons of UAN and ammonia, respectively, with an average product pricing at gate per ton of $314 and $668, respectively. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 96.5%, 90.1% and 91.4%, respectively, for the six months ended June 30, 2014 and 95.5%, 93.9% and 89.7% for the six months ended June 30, 2013.
Cost of goods sold for the petroleum business, before eliminations, for the six months ended June 30, 2014 as compared to the corresponding prior year period increased by $680 million (18%), primarily due to an increase in cost of consumed oil. The average cost per barrel of crude oil consumed for the three months ended June 30, 2014 was $98.96 compared to $90.33 for the comparable period of 2013, an increase of approximately 10%. Sales volume of refined fuels increased by approximately 11%. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the six months ended June 30, 2014 and 2013, the petroleum business had a favorable FIFO inventory impact of $46 million and $29 million, respectively.
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
Refining margin per barrel of crude oil throughput decreased to $16.17 for the six months ended June 30, 2014 from $23.63 for the six months ended June 30, 2013. Refining margin adjusted for FIFO impact was $14.95 per crude oil throughput barrel for the six months ended June 30, 2014 as compared to $22.80 per crude oil throughput barrel for the six months ended June 30, 2013. Gross margin per barrel decreased to $9.02 for the six months ended June 30, 2014 as compared to gross margin per barrel of $16.75 in the corresponding prior year period. The decrease in refining margin and gross margin per barrel was due to a decrease in sales prices of gasoline and distillates and an increase in our Energy segment's petroleum business' per barrel cost of consumed crude oil.
The fertilizer business' cost of goods sold, before eliminations, for the six months ended June 30, 2014 as compared to the corresponding prior year period increased by $21 million (23%), primarily due to increased ammonia purchases, railcar repairs and inspections. Cost of goods sold for the fertilizer business is primarily comprised of pet coke expense, freight expense, distribution expense, direct operating expenses and depreciation and amortization.

Metals

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net sales	$188	$230	$377	$494
Cost of goods sold	191	236	383	503
Gross margin	$(3)	$(6)	$(6)	$(9)
Summarized ferrous tons and non-ferrous pounds sold for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in 000s)
Ferrous tons sold	321	358	616	734
Non-ferrous pounds sold	36,421	59,721	77,222	127,356

The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the U.S. and other global markets. Ferrous and non-ferrous scrap have been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.
Three Months Ended June 30, 2014 and 2013
Net sales for the three months ended June 30, 2014 decreased by $42 million (18%) compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes of ferrous and non-ferrous for the three months ended June 30, 2014 as compared to the corresponding prior year period. In addition, a decision to suspend low margin non-ferrous brokerage business in the second quarter of 2013 and lower secondary pipe shipments in 2014 also contributed to the sales decrease for the three months ended June 30, 2014 as compared to the comparable prior year period.
Ferrous shipments decreased by 37,000 gross tons (10%) while the average price increased by $18 per gross ton (5%) during the three months ended June 30, 2014 as compared to the comparable prior year period. The decrease in ferrous shipment volume was largely driven by raw material supply constraints and competition for shredder feedstock. Shredder outages in June 2014 also delayed some shipments until the third quarter of 2014.
Non-ferrous shipment volumes decreased by 23 million pounds (39%) and average selling prices for non-ferrous decreased $0.06 per pound (7%) during the three months ended June 30, 2014 as compared. A large part of the decrease was attributed to the shut-down of ingot tolling operations at the end of March 2014, to re-focusing aluminum shredding capacity to more profitable business, and to a general scarcity of supply of non-ferrous material.
Cost of goods sold for the three months ended June 30, 2014 decreased by $45 million (19%) compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes and lower processing costs. Gross margin as a percentage of net sales was a loss of 2% for the three months ended June 30, 2014 and as compared to a 3% loss in the comparable prior year period.
Six Months Ended June 30, 2014 and 2013
Net sales for the six months ended June 30, 2014 decreased by $117 million (24)% compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes of ferrous and non-ferrous for the six months ended June 30, 2014 as compared to the corresponding prior year period. In addition, a decision to suspend low margin non-ferrous brokerage business in the second quarter of 2013 and lower secondary pipe shipments in 2014 also contributed to the sales decrease for the six months ended June 30, 2014 as compared to the comparable prior year period.
Ferrous shipments decreased by 118,000 gross tons (16)% while the average price increased by $22 per gross ton (6%) during the six months ended June 30, 2014 as compared to the comparable prior year period. The shipment decrease was primarily due to raw material shortages and transportation problems attributed to extremely severe weather conditions in the first quarter of 2014, to on-going competitive pressure on shredder feedstock, and to shredder outages that delayed shipments into the third quarter of 2014.
Non-ferrous shipment volumes decreased by 50 million pounds (39)% and average selling prices for non-ferrous decreased $0.09 per pound (9%) during the six months ended June 30, 2014 as compared to the prior year period. The shipment decrease was primarily attributable to severe weather and weak market conditions in the first quarter of 2014 and to the previously mentioned exit from aluminum ingot tolling at the end of the first quarter of 2014, the re-focus of aluminum shredding capacity in 2014, and a general scarcity of non-ferrous material.
Cost of goods sold for the six months ended June 30, 2014 decreased by $120 million (24)% compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes and lower processing costs. Gross margin as a percentage of net sales was a loss of 2% for each of the six months ended June 30, 2014 and 2013.

Railcar

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net Sales/Other Revenues From Operations:
Manufacturing	$268	$178	$486	$406
Railcar Leasing	90	68	172	130
Railcar Services	18	19	34	35
Eliminations	(153)	(67)	(258)	(190)
	$223	$198	$434	$381
Cost of Goods Sold/Other Expenses From Operations:
Manufacturing	$203	$134	$365	$316
Railcar Leasing	38	33	75	65
Railcar Services	14	14	27	27
Eliminations	(117)	(51)	(193)	(153)
	$138	$130	$274	$255
Gross Margin:
Manufacturing	$65	$44	$121	$90
Railcar Leasing	52	35	97	65
Railcar Services	4	5	7	8
Eliminations	(36)	(16)	(65)	(37)
	$85	$68	$160	$126
Our Railcar segment includes the results of American Railcar Industries, Inc. ("ARI") and American Railcar Leasing, LLC ("ARL"). Manufacturing net sales and cost of goods sold above include intra-segment net sales and related cost of goods sold for railcars sold by our Railcar segment to its railcar leasing business. Elimination amounts represent eliminations of intra-segment net sales and related cost of goods sold and gross margin for our Railcar segment.
ARI's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. ARI's filings with the SEC are available on the SEC's website at www.sec.gov.
The North American railcar market has been, and our Railcar segment expects it to continue to be, highly cyclical. Demand for hopper railcars is on the rise as the market has strengthened. Consistent with industry expectations, our Railcar segment believes strong demand for hopper railcars will continue for the next several quarters. Additionally, tank railcar deliveries continue at strong levels. Potential regulations related to tank railcars in the U.S. would likely impact future new railcar production rates and orders from our Railcar segment's customers, as well as require retrofit and maintenance work to existing railcars in our Railcar segment's lease fleets. Our Railcar segment cannot assure you that hopper or tank railcar demand will continue at strong levels, that demand for any railcar types will improve, or that its railcar orders and shipments will track industry-wide trends. Similarly, our Railcar segment cannot assure you of the scope, timing or impact of any potential regulatory change affecting the North Amercan railcar industry.
Railcar shipments for the three months ended June 30, 2014 were approximately 2,140 railcars, including approximately 1,020 railcars to leasing customers, as compared to approximately 1,310 railcars for the comparable prior year period, including approximately 520 railcars to leasing customers.
Railcar shipments for the six months ended June 30, 2014 were approximately 3,750 railcars, including approximately 1,720 railcars to leasing customers, as compared to approximately 3,210 railcars for the comparable prior year period, including approximately 1,550 railcars to leasing customers.
As of June 30, 2014, our Railcar segment had a backlog of approximately 9,530 railcars, including approximately 4,850 railcars for lease customers. In response to changes in customer demand, our Railcar segment continues to adjust production rates at its railcar manufacturing facilities.

Three Months Ended June 30, 2014 and 2013
Total manufacturing revenues, before elimination of estimated railcar sales to our Railcar segment's leasing business, for the three months ended June 30, 2014 increased by $90 million (51%) over the comparable prior year period. The increase was primarily due to increased hopper railcar shipments and strong market conditions for tank railcars.
Gross margin from manufacturing operations, before eliminations relating to railcar sales to our Railcar segment's leasing business, for the three months ended June 30, 2014 was $65 million compared to $44 million for the comparable prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues was 24% for the three months ended June 30, 2014 compared to 25% for the comparable prior year period. The decrease in gross margin percentage over the respective period was primarily due to a shift in the sales mix to a higher mix of hopper railcar shipments, which typically have lower margins than tank railcars.
Railcar leasing revenues increased for the three months ended June 30, 2014 as compared to the corresponding prior year period due to an increase in number of railcars leased to customers and an increase in the average lease rate. The lease fleet grew from approximately 31,970 railcars at June 30, 2013 to approximately 37,070 railcars at June 30, 2014.
Six Months Ended June 30, 2014 and 2013
Total manufacturing revenues, before elimination of estimated railcar sales to our Railcar segment's leasing business, for the six months ended June 30, 2014 increased by $80 million (20%) over the comparable prior year period. The increase was primarily due to increased hopper railcar shipments and strong market conditions for tank railcars.
Gross margin from manufacturing operations, before eliminations relating to railcar sales to our Railcar segment's leasing business, for the six months ended June 30, 2014 was $121 million compared to $90 million for the comparable prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues was 25% for the six months ended June 30, 2014 compared to 22% for the comparable prior year period. This increase was due to ramped up production levels at ARI’s hopper railcar manufacturing facility that created operating efficiencies and leveraged overhead costs. This is in addition to efficiencies that ARI continues to generate at its tank railcar manufacturing facility due to continued high production volumes.
Railcar leasing revenues increased for the six months ended June 30, 2014 as compared to the corresponding prior year period due to an increase in number of railcars leased to customers and an increase in the average lease rate. The lease fleet grew from approximately 31,970 railcars at June 30, 2013 to approximately 37,070 railcars at June 30, 2014.

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
On April 1, 2014, a wholly-owned subsidiary of Tropicana acquired the Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri (collectively, "Lumière") for a preliminary cash purchase price of $263 million, which is subject to change for the finalization of certain net working capital adjustments as of the acquisition date.
Casino revenues are one of Tropicana's main performance indicators and account for a significant portion of its net revenues. The increase in casino revenues for the three and six months ended June 30, 2014 as compared to the comparable prior year period was primarily due to a 37.3% and 18.7% increase in consolidated gaming volumes, respectively, primarily due to the Lumière acquisition effective April 1, 2014, coupled with higher gaming volumes at Tropicana Casino and Resort, Atlantic City ("Tropicana AC"). Tropicana's consolidated gaming hold percentage was 10.1% and 10.2% for the three months ended June 30, 2014 and 2013, respectively, and 10.2% and 10.1% for the six months ended June 30, 2014 and 2013, respectively.
Net revenues from Tropicana AC comprise approximately 39% and 45% of our Gaming segment's net revenues for the three months ended June 30, 2014 and 2013, respectively, and 40% and 42% for the six months ended June 30, 2014, respectively. Based on market data, the Atlantic City market experienced year over year declines in casino win of 5.3% and 6.4% for the three and six months ended June 30, 2014, respectively. Tropicana AC casino revenues increased for each of the three and six months ended June 30, 2014 as compared to the corresponding prior year period as a result of increased customer volumes due, in part, to the closure of one of Tropicana AC's competitors in Atlantic City in January 2014. In addition,

Tropicana AC's revenues increased due to the inclusion of revenues from Internet gaming which commenced in November 2013 for each of the three and six months ended June 30, 2014, coupled with 26.4% and 16.5% higher slot volumes, partially offset by 13.8% and 18.0% lower table game volumes for the three and six months June 30, 2014 as compared to the corresponding prior year period, respectively, including lower volumes of high-end play for each of the three and six months ended June 30, 2014 as compared to the corresponding prior year period.
Revenues from rooms increased for each of the three and six months ended June 30, 2014 as compared to the corresponding prior year period, primarily due to the acquisition of the Lumière in April 2014. The average daily room rate and occupancy across all of Tropicana's gaming properties were $81 and 66%, respectively, for the three months ended June 30, 2014 as compared to $67 and 61%, respectively, for the comparable prior year period. The average daily room rate and occupancy across all of Tropicana's gaming properties were $74 and 62%, respectively, for the six months ended June 30, 2014 as compared to $66 and 58%, respectively, for the comparable prior year period.
Food Packaging
Viskase Companies, Inc. ("Viskase") currently operates nine manufacturing facilities and nine distribution centers throughout North America, Europe, South America and Asia and derives approximately 72% of total net sales from customers located outside the United States.
Net sales for the three months ended June 30, 2014 was flat at $93 million as compared to the comparable prior year period, with a $1 million increase due to price and product mix and $1 million from foreign currency translation, offset in part by a $2 million decrease due to sales volume. Cost of goods sold for the three months ended June 30, 2014 decreased by $1 million (1%) as compared to the comparable prior year period. Gross margin as a percent of net sales was 26% and 25% for the three months ended June 30, 2014 and 2013, respectively. The improvement in the gross margin as a percent of net sales over the comparable period was due to improved plant performance.
Net sales for the six months ended June 30, 2014 was flat at $181 million as compared to the comparable prior year period, with a $3 million due to price and product mix, offset in part by $3 million from lower volumes. Cost of goods sold for the six months ended June 30, 2014 decreased by $2 million (1)% as compared to the comparable prior year period. Gross margin as a percent of net sales was 25% and 24% for the six months ended June 30, 2014 and 2013, respectively. The improvement in the gross margin as a percent of net sales over the comparable period was due to improved plant performance.
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
Revenue from our real estate operations for each of the three and six months ended June 30, 2014 and 2013 were substantially derived from our resort and rental operations. Revenue from sales of residential units in our real estate development operations represent 20% and 5% of total Real Estate revenues for the three months ended June 30, 2014 and 2013, respectively, and 17% and 5% for the six months ended June 30, 2014 and 2013, respectively.
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
Net sales for the three months ended June 30, 2014 decreased by $4 million (8%) compared to the comparable prior year period. The decrease was primarily due to reduction in sales volume in certain low margin programs. Cost of goods sold for the three months ended June 30, 2014 decreased by $7 million (16%) compared to the comparable prior year period. The decrease was primarily due to lower sales volume. Gross margin as a percentage of net sales was 16% for the three months ended June 30, 2014 as compared to 10% for the comparable prior year period. The increase was primarily due to higher margins on more profitable programs and customers.
Net sales for the six months ended June 30, 2014 decreased by $8 million (8)% compared to the comparable prior year period. The decrease was primarily due to reduction in sales volume in certain low margin programs. Cost of goods sold for the six months ended June 30, 2014 decreased by $11 million (13)% compared to the comparable prior year period. The decrease was primarily due to lower sales volume. Gross margin as a percentage of net sales was 15% for the six months ended June 30, 2014 as compared to 10% for the comparable prior year period. The increase was primarily due to higher margins on more profitable programs and customers.

Holding Company
Net loss from investment activities were $24 million for the three months ended June 30, 2014 as compared to $11 million in the comparable prior year period. The net loss from investment activity during the second quarter of 2014 include unrealized losses from certain swaps that were assigned to the Holding Company from our Investment segment during August 2013. See Note 6, "Financial Instruments - Investment Segment and Holding Company," to the consolidated financial statements for further discussion regarding these swaps.
Net loss from investment activities were $45 million for the six months ended June 30, 2014 as compared to $13 million in the comparable prior year period. The net loss from investment activity during the first six months of 2014 include unrealized losses from certain swaps that were assigned to the Holding Company from our Investment segment during August 2013. See Note 6, "Financial Instruments - Investment Segment and Holding Company," to the consolidated financial statements for further discussion regarding these swaps. In addition, there were unrealized losses related to other securities held by the Holding Company.

Other Consolidated Results of Operations
Other Income, Net
Our consolidated other income, net for the three months ended June 30, 2014 and 2013 was $13 million and $96 million, respectively. During the three months ended June 30, 2014 and 2013, our Energy segment recorded gains on certain derivative contracts of $36 million and $120 million, respectively. In addition, during the three months ended June 30, 2014, our Automotive segment had a debt refinancing transaction and recorded a loss on extinguishment of debt of $36 million. See Note 6, "Financial Instruments," and Note 16, "Other Income, Net," to the consolidated financial statements for further discussion.
Our consolidated other income, net for the six months ended June 30, 2014 and 2013 was $48 million and $51 million, respectively. During the six months ended June 30, 2014 and 2013, our Energy segment recorded gains on certain derivative contracts of $145 million and $100 million, respectively. During the six months ended June 30, 2014, our Gaming segment received $32 million in cash as payment to satisfy future credits in connection with a certain negotiated tax settlement. In addition, during the six months ended June 30, 2014, we had various debt refinancing transactions and recorded an aggregate loss on extinguishment of debt of $162 million. See Note 6, "Financial Instruments," and Note 16, "Other Income, Net," to the consolidated financial statements for further discussion.
Selling, General and Administrative
Our consolidated selling, general and administrative ("SG&A") for the three months ended June 30, 2014 increased by $139 million (44%) as compared to the comparable prior year period. The increase was primarily due to an increase of $76 million from our Investment segment due to higher compensation expense attributable to a certain fund performance, an increase of $32 million from our Automotive segment primarily due to the recognition of an OPEB curtailment gain during the second quarter of 2013 and the inclusion of the Affinia Acquisition during the second quarter of 2014, and an increase of $29 million from our Gaming segment primarily due to the inclusion of the Lumière acquisition during the second quarter of 2014.
Our consolidated SG&A for the six months ended June 30, 2014 increased by $128 million (19%) as compared to the comparable prior year period. The increase was primarily due to an increase of $70 million from our Investment segment due to higher compensation expense attributable to a certain fund performance, $26 million from our Automotive segment primarily due to the recognition of an OPEB curtailment gain during the second quarter of 2013 and the inclusion of the Affinia Acquisition during the second quarter of 2014, and an increase of $35 million from our Gaming segment primarily due to inclusion of the Lumière acquisition during the second quarter of 2014.
Restructuring
Our consolidated restructuring costs were $30 million and $9 million for the three months ended June 30, 2014 and 2013, respectively, and $38 million and $17 million for the six months ended June 30, 2014, respectively, which was primarily attributable to our Automotive segment.
In February 2013, Federal-Mogul's Board of Directors approved the evaluation of restructuring opportunities in order to improve operating performance. As such, Federal-Mogul has initiated several programs (collectively, the "Restructuring Programs") and will continue to evaluate alternatives to align its business with executive management's strategy. The Restructuring Programs are intended to take place between 2013 and 2015 with an expected total cost of $126 million, of which $121 million and $5 million pertains to employee costs and facility costs, respectively. Federal-Mogul expects to incur an additional $49 million with respect to the Restructuring Programs. In connection with the Restructuring Programs, Federal-Mogul recorded $30 million and $8 million in restructuring charges for the three months ended June 30, 2014 and 2013, respectively, and $38 million and $16 million for the six months ended June 30, 2014 and 2013, respectively, substantially all of which pertain to employee costs.

During the second quarter of 2014, Federal-Mogul continued consultation with works council for one of its French facilities to potentially cease operations and has recorded a restructuring charge in connection with this matter.
Federal-Mogul continues to evaluate restructuring opportunities throughout its operations and will continue to record restructuring charges based on information available at the time such charges are recorded pursuant to FASB ASC Topics 712 and 420.
Interest Expense
Interest expense during the three months ended June 30, 2014 increased by $61 million (45%) as compared the corresponding prior year period. The increase was primarily due to higher interest expense from our Investment segment attributable to due to broker balances, higher interest expense from our Automotive segment due to refinancing of its term loans in April 2014, higher interest expense from our Railcar segment due to higher average outstanding debt balances over the respective periods, offset in part by lower interest expense from our Energy segment due to higher capitalized interest and our Food Packaging segment due to lower interest rate on outstanding debt balances.
Interest expense during the six months ended June 30, 2014 increased by $86 million (31%) as compared to the corresponding prior year period. The increase was primarily due to higher interest expense from our Investment segment attributable to due to broker balances, higher interest expense from our Railcar segment due to higher debt balances over the respective periods, offset in part by lower interest expense from our Energy segment due to overall lower interest rate on outstanding debt balances and higher capitalized interest over the respective periods, and lower interest expense from our Food Packaging segment due to lower interest rate on outstanding debt balances.
Income Tax Expense
For the three months ended June 30, 2014, both Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $82 million on pre-tax income of $1,205 million compared to an income tax expense of $97 million on pre-tax income of $190 million for the three months ended June 30, 2013. Our effective income tax rate was 6.8% and 51.1% for the three months ended June 30, 2014 and 2013, respectively.
For the three months ended June 30, 2014, the difference between the effective tax rate and statutory federal rate of 35% is primarily due to partnership income not subject to taxation, as such taxes are the responsibility of the partners.  For the three months ended June 30, 2013, the difference between the effective tax rate and the statutory federal rate of 35% is primarily due to changes in valuation allowances and partnership income not subject to taxation, as such taxes are the responsibility of the partners.
For the six months ended June 30, 2014, both Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $185 million on pre-tax income of $1,385 million compared to an income tax expense of $217 million on pre-tax income of $1,020 million for the six months ended June 30, 2013. Our effective income tax rate was 13.4% and 21.3% for the six months ended June 30, 2014 and 2013, respectively.
For the six months ended June 30, 2014, the difference between the effective tax rate and statutory federal rate of 35% is primarily due to partnership income not subject to taxation, as such taxes are the responsibility of the partners.  For the six months ended June 30, 2013, the difference between the effective tax rate and the statutory federal rate of 35% is primarily due to partnership income not subject to taxation, as such taxes are the responsibility of the partners.

Liquidity and Capital Resources
Holding Company
As of June 30, 2014, the Holding Company had investments in the Investment Funds with a total fair market value of approximately $5.1 billion. As of June 30, 2014, our Holding Company had cash and cash equivalents of approximately $1.1 billion and total debt of approximately $5.5 billion.
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

As of June 30, 2014 based on covenants in the indenture governing our senior notes, we could incur approximately $2.4 billion in additional indebtedness. See Note 10, “Debt,” to the consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.
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
On each of February 25, 2014 and May 5, 2014, Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. As a result, on April 22, 2014 and June 30, 2014, Icahn Enterprises distributed an aggregate 1,574,448 and 1,555,003 depositary units, respectively, to unit holders electing to receive depositary units in connection with these distributions.
On July 31, 2014, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit, which will be paid on or about September 25, 2014 to depositary unit holders of record at the close of business on August 18, 2014. Depositary unit holders have until September 9, 2014 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 10 consecutive trading days ending September 23, 2014. No fractional depositary units will be issued pursuant to the dividend payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
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
On June 25, 2014, a certain subsidiary of ARL entered into a bond securitization transaction with RBS Securities, Inc. with an aggregate $325 million principal amount ("ARL 2014 Bond Securitization Notes"). Approximately $156 million of the proceeds from the ARL 2014 Bond Securitization Notes were used to pay down the RCF Term Loan. The expected principal repayment date for the ARL 2014 Bond Securitization Notes is June 15, 2024 and the legal final maturity date for the ARL 2014 Bond Securitization Notes is June 15, 2044.

See Note 10, “Debt,” to the consolidated financial statements for further discussion regarding these financing transactions detailed above.
Borrowings
Debt consists of the following:

	Icahn Enterprises		Icahn Enterprises Holdings
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(in millions)		(in millions)
5.875% senior unsecured notes due 2022 - Icahn Enterprises/Icahn Enterprises Holdings	$1,337	$—	$1,337	$—
6.00% senior unsecured notes due 2020 - Icahn Enterprises/Icahn Enterprises Holdings	1,709	493	1,709	493
4.875% senior unsecured notes due 2019 - Icahn Enterprises/Icahn Enterprises Holdings	1,269	—	1,269	—
8.00% senior unsecured notes due 2018 - Icahn Enterprises/Icahn Enterprises Holdings	—	2,473	—	2,470
3.50% senior unsecured notes due 2017 - Icahn Enterprises/Icahn Enterprises Holdings	1,170	—	1,170	—
7.75% senior unsecured notes due 2016 - Icahn Enterprises/Icahn Enterprises Holdings	—	1,050	—	1,047
Debt facilities - Automotive	2,589	2,494	2,589	2,494
Debt facilities - Energy	500	500	500	500
Credit facilities - Energy	125	125	125	125
Debt and credit facilities - Railcar	1,878	1,448	1,878	1,448
Credit facilities - Gaming	296	298	296	298
Senior secured notes and revolving credit facility - Food Packaging	273	215	273	215
Mortgages payable - Real Estate	38	49	38	49
Other	159	150	159	150
	$11,343	$9,295	$11,343	$9,289

See Note 10, “Debt,” to the consolidated financial statements for additional information concerning terms, restrictions and covenants of our debt. As of June 30, 2014, we are in compliance with all debt covenants.
Contractual Commitments and Contingencies
Other than the financing transactions discussed above, there have been no material changes to our contractual commitments and contingencies as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2013.
Off-Balance Sheet Arrangements
We have off-balance sheet risk related to investment activities associated with certain financial instruments, including futures, options, credit swaps and securities sold, not yet purchased. For additional information regarding these arrangements, see Note 6, “Financial Instruments,” to the consolidated financial statements.

Consolidated Cash Flows
The following table summarizes cash flow information for the six months ended June 30, 2014 and cash and cash equivalents as of June 30, 2014 for Icahn Enterprises' operating segments and the Holding Company:

	Six Months Ended June 30, 2014			June 30, 2014
	Net Cash Provided By (Used In)
	Operating Activities	Investing Activities	Financing Activities	Cash and Cash Equivalents
	(in millions)
Investment	$(1,499)	$—	$500	$5
Automotive	161	(335)	37	628
Energy	378	(193)	59	999
Metals	(1)	(7)	—	15
Railcar	108	(244)	33	335
Gaming	60	(257)	(2)	160
Food Packaging	(9)	(10)	43	31
Real Estate	29	—	(11)	52
Home Fashion	(5)	(2)	—	9
Holding Company	(60)	—	1,294	1,099
	$(838)	$(1,048)	$1,953	$3,333

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
Operating Activities
Cash used in operating activities during the six months ended June 30, 2014 was $838 million, primarily attributable to our Investment segment due to net cash used in investment transactions. Additionally, the Holding Company had net cash used in operating activities primarily due to interest payments on our senior unsecured notes. Our Automotive, Energy, Railcar, Gaming and Real Estate segments had net cash provided from operating activities primarily due to earnings during the six months ended June 30, 2014.
Investing Activities
Cash used in investing activities during the six months ended June 30, 2014 was approximately $1.0 billion, primarily attributable to capital expenditures at our subsidiaries and the certain acquisitions made by our Gaming and Automotive segments. Our Railcar segment had capital expenditures of $250 million, of which $243 million was for the manufacture or purchase of railcars for its leasing operations. Additionally, our Automotive and Energy segments had capital expenditures of $173 million and $115 million, respectively. During the second quarter, our Gaming segment acquired Lumière for $237 million, net of cash acquired, and our Automotive segment had several acquisitions of businesses, including the Affinia Acquisition, for an aggregate of $165 million, net of cash acquired.
Financing Activities
Cash provided from financing activities during the six months ended June 30, 2014 was approximately $2.0 billion, primarily attributable to certain debt refinancing activities of the Holding Company, resulting in net proceeds of approximately $1.4 billion, coupled with net cash proceeds from certain debt refinancing of $516 million, principally from our Railcar, Automotive and Food Packaging segments. In addition, an affiliate of Mr. Icahn invested $500 million in the Investment Funds. These were offset in part by $381 million paid to an affiliate of Mr. Icahn in connection with our purchase of a 75% economic interest in ARL.

Discussion of Segment Liquidity and Capital Resources
Investment
As of June 30, 2014, the Investment Funds' net notional exposure was 39%. The Investment Funds' long exposure was 162% (155% long equity and 7% long credit) and the Investment Funds' short exposure was 123% (116% short equity and 7% short credit).  The Investment Funds historically have had access to significant amounts of cash from prime brokers, subject to customary terms and market conditions.
Automotive
As of June 30, 2014 and December 31, 2013, the borrowing availability under the Federal-Mogul Replacement Revolving Facility was $512 million and $550 million, respectively. Federal-Mogul had $38 million and $39 million of letters of credit outstanding as of June 30, 2014 and December 31, 2013, respectively, pertaining to its term loan credit facility. To the extent letters of credit associated with the Federal-Mogul Replacement Facility are issued, there is a corresponding decrease in borrowings available under this facility. See Note 10, "Debt - Automotive," to the consolidated financial statements for additional discussion regarding Federal-Mogul's debt facilities.
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $336 million and $271 million as of June 30, 2014 and December 31, 2013, respectively. Of those gross amounts, $318 million and $258 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of June 30, 2014, Federal-Mogul had $1 million of undrawn cash related to such transferred receivables. As of December 31, 2013, Federal-Mogul had withdrawn all cash related to such transferred receivables. Proceeds from the transfers of accounts receivable qualifying as sales were $445 million and $364 million for the three months ended June 30, 2014 and 2013, respectively, and $855 million and $697 million for the six months ended June 30, 2014 and 2013, respectively.
On April 15, 2014, Federal-Mogul, as the new borrower, entered into an amendment (the “Amendment”) of the Federal-Mogul Credit Agreement, among Federal-Mogul Corporation, the lenders party thereto, Citicorp USA, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wachovia Capital Finance Corporation and Wells Fargo Foothill, LLC, as Co-Documentation Agents, with respect to a new tranche B term loan facility (the “New Tranche B Facility”) and a new tranche C term loan facility (the “New Tranche C Facility,” and together with the New Tranche B Facility, the “New Federal-Mogul Facilities”). Immediately following the closing of the transactions contemplated by the Amendment, Federal-Mogul Holdings Corporation contributed all of the net proceeds from the New Federal-Mogul Facilities to Federal-Mogul Corporation, and Federal-Mogul Corporation repaid its existing outstanding indebtedness as a borrower under the tranche B and tranche C term loan facilities. In connection with this debt refinancing, our Automotive segment recognized a non-cash loss on debt extinguishment of approximately $36 million during the quarter ending June 30, 2014, which was primarily attributable to the write-off of debt discounts.
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

Energy
As of June 30, 2014, CRLLC had availability under the Amended and Restated ABL Credit Facility of $373 million and had letters of credit outstanding of $27 million. There were no borrowings outstanding under the ABL Credit Facility as of June 30, 2014. In addition, as of June 30, 2014, CVR Partners had $25 million availability under its revolving credit facility, with an uncommitted incremental facility of up to $50 million.
See Note 10, “Debt - Energy," to the consolidated financial statements for further discussion regarding CVR's credit facilities, including the Amended and Restated ABL Credit Facility.
CVR Refining and CVR Partners have a distribution policy in which they will generally distribute all of their available cash each quarter, within 60 days after the end of each quarter. CVR Refining's distributions began with the quarter ended June 30, 2013 and have been adjusted to exclude the period prior to the CVR Refining IPO from January 1, 2013 through January 22, 2013. The distributions will be made to all common unitholders. CVR currently holds approximately 66% and 53% of CVR Refining's and CVR Partner's common units outstanding, respectively. The amount of each distribution will be determined pursuant to each general partner's calculation of available cash for the applicable quarter. The general partner of each partnership, as a non-economic interest holder, is not entitled to receive cash distributions. As a result of each general partner's distribution policy, funds held by CVR Refining and CVR Partners will not be available for CVR's use, and CVR as a unitholder will receive its applicable percentage of the distribution of funds within 60 days, respectively, following each quarter. CVR Refining and CVR Partners do not have a legal obligation to pay distributions and there is no guarantee that they will pay any distributions on the units in any quarter.
On January 24, 2013, the board of directors of CVR adopted a quarterly cash dividend policy. Subject to declaration by its board of directors, CVR's quarterly dividend is currently $0.75 per share, or $3.00 per share on annualized basis. Additionally, CVR declared and paid two special cash dividends during the year ended December 31, 2013. CVR paid an aggregate total of approximately $130 million in dividends during the six months ended June 30, 2014, of which $107 million was paid to Icahn Enterprises and Icahn Enterprises Holdings.
On July 17, 2014, the board of directors of CVR declared a special cash dividend to CVR's stockholders of record of $2.00 per share, or $174 million in aggregate, of which approximately $143 million will be paid to Icahn Enterprises and Icahn Enterprises Holdings during the third quarter of 2014.
On July 30, 2014, the board of directors of CVR declared a dividend for the second quarter of 2014 of $0.75 per share, or $65 million in aggregate, of which approximately $53 million will be paid to Icahn Enterprises and Icahn Enterprises Holdings during the third quarter of 2014.
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
CVR estimates that the total capital spending for 2014 to be approximately $275 million to $300 million.
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

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2014 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2013.
Recently Issued Accounting Standards
In April 2014, the FASB issued ASU No. 2014-08, which amends FASB ASC Topic 205, Presentation of Financial Statements and FASB ASC Topic 360, Property, Plant, and Equipment. This ASU is effective on a prospective basis applicable to activities that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, and changes the requirements for reporting discontinued operations. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. We believe that ASU No. 2014-08 will reduce the number of dispositions that would qualify for discontinued operations at our parent company level, thereby reducing the complexity associated with the reporting and disclosure requirements of discontinued operations that would have been otherwise required previously.
In May 2014, the FASB issued ASU No. 2014-09, creating a new topic, FASB ASC Topic, 606, Revenue from Contracts with Customers, superseding revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016, using one of two retrospective application methods. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial position, results of operations, cash flows and disclosures.

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
Market Risk
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of June 30, 2014, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by $1.7 billion, $93 million and $1.9 billion, respectively. However, as of June 30, 2014, we estimate that the impact to our share of the net (loss) gain from investment activities reported in our consolidated statement of operations would be less than the change in fair value since we have an investment of approximately 47% in these Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 53% of the change in fair value.
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
The translated values of revenue and expense from our Automotive segment's international operations are subject to fluctuations due to changes in currency exchange rates. During the six months ended June 30, 2014, our Automotive segment derived 37% of its sales in the United States and 63% internationally. Of these international sales, 57% were denominated in the euro, with no other single currency representing more than 10% of international sales. To minimize foreign currency risk, our Automotive segment generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, our Automotive segment manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Our Automotive segment estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the six months ended June 30, 2014 would have decreased net income attributable to Icahn Enterprises for our Automotive segment by approximately $9 million.
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
Commodity Price Risk
At June 30, 2014, CVR Refining had open commodity hedging instruments consisting of 15.8 million barrels of crack spreads primarily to fix the margin on a portion of our future gasoline and distillate production. The fair value of the outstanding contracts at June 30, 2014 was a net unrealized gain of $74 million. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of commodity hedging instruments of approximately $16 million.
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
Our Railcar segment's financial results could be affected by changes in interest rates due to the impact those changes have on its variable rate debt obligation as of June 30, 2014. A one percentage point increase in the rate would have had a $9 million impact on our Railcar segment's interest expense.
Gaming
Interest Rate Risk
Tropicana's primary exposure to market risk is interest rate risk associated with its Tropicana New Term Loan Facility that bears interest based on floating rates. Based on Tropicana's borrowings as of June 30, 2014, assuming a 1% increase over the 4% floor specified in its Tropicana New Term Loan Facility, Tropicana's annual interest cost would change by approximately $3 million.
Holding Company
Interest Rate Risk
The fair values of our long-term debt and other borrowings will fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, relative values of alternative investments, the liquidity of the instrument and other general market conditions. Historically, the Holding Company does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Holding Company has predominately long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. At June 30, 2014, the impact of a 100 basis point increase or decrease in interest rates on fixed rate debt would have no impact on our consolidated financial statements.
Market Risk
The carrying values of investments subject to market risks are based on quoted market prices or management's estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices investments may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions.

Based on sensitivity analysis for our equity price risks as of June 30, 2014, the effects of a 10% adverse change in the fair value of these investments would result in loss of approximately $70 million.

Item 4. Controls and Procedures.
As of June 30, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and Icahn Enterprises Holdings' and subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 17, “Commitments and Contingencies” to the consolidated financial statements located in Part I, Item I of this Report, which is incorporated by reference into this Part II, Item 1, for a description of the litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors.
Other than changes for our Automotive segment as discussed below, there were no other material changes to our risk factors during the six months ended June 30, 2014 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2013.
Automotive
Federal-Mogul has substantial indebtedness, which could restrict its business activities and could subject it to significant interest rate risk.
Federal-Mogul has substantial indebtedness, which could restrict its business activities and could subject it to significant interest rate risk. As of June 30, 2014, our Automotive segment had approximately $2.7 billion of outstanding indebtedness. Federal-Mogul is permitted by the terms of its debt instruments to incur substantial additional indebtedness, subject to the restrictions therein. Federal-Mogul’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its debt obligations on commercially reasonable terms, would have a material adverse effect on its business, financial condition and results of operations. Federal-Mogul's indebtedness could:

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
On April 15, 2014, Federal-Mogul Holdings Corporation, as the new borrower, entered into the New Term Loan Facilities and assumed the Federal-Mogul Replacement Revolving Facility, which among other things, (i) provides for aggregate commitments under a new tranche B loan facility of $700 million with a maturity date of April 15, 2018 and (ii) provides for aggregate commitments under a new tranche C loan facility of $1.9 billion with a maturity date of April 15, 2021. See Note 10, "Debt - Automotive," to the consolidated financial statements for a further discussion. Although the New Federal-Mogul Term Loan Facilities extended the maturity of our Automotive segment's outstanding indebtedness, Federal-Mogul may need to borrow additional funds or refinance its existing indebtedness in the future, and there are no assurances that it will be able to do so on commercially reasonable terms or at all.

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
Exhibit 101(1)
The following financial information from Icahn Enterprises' and Icahn Enterprises Holdings' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Changes in Equity for the six months ended June 30, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (vi) the Notes to the Consolidated Financial Statements.

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

Date: August 5, 2014

Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/SungHwan Cho
SungHwan Cho, Chief Financial Officer and Director

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Peter Reck
Peter Reck, Chief Accounting Officer

Date: August 5, 2014