Form 10-Q
period 2014-09-30
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2014-11-04
CIK 813762, 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of November 3, 2014, there were 121,477,451 of Icahn Enterprises' depositary units outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)

	September 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Cash and cash equivalents	$3,080	$3,262
Cash held at consolidated affiliated partnerships and restricted cash	1,301	396
Investments	14,463	12,261
Accounts receivable, net	1,904	1,750
Inventories, net	2,087	1,902
Property, plant and equipment, net	8,807	8,077
Goodwill	2,106	2,074
Intangible assets, net	1,113	1,113
Other assets	1,337	910
Total Assets	$36,198	$31,745
LIABILITIES AND EQUITY
Accounts payable	$1,596	$1,353
Accrued expenses and other liabilities	1,788	2,196
Deferred tax liability	1,462	1,394
Securities sold, not yet purchased, at fair value	1,111	884
Due to brokers	3,800	2,203
Post-employment benefit liability	1,050	1,111
Debt	11,519	9,295
Total liabilities	22,326	18,436

Commitments and contingencies (Note 17)

Equity:
Limited partners: Depositary units: 121,477,451 and 115,900,309 units issued and outstanding at September 30, 2014 and December 31, 2013, respectively	6,374	6,308
General partner	(215)	(216)
Equity attributable to Icahn Enterprises	6,159	6,092
Equity attributable to non-controlling interests	7,713	7,217
Total equity	13,872	13,309
Total Liabilities and Equity	$36,198	$31,745

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:	(Unaudited)
Net sales	$4,557	$4,181	$14,090	$13,252
Other revenues from operations	350	259	934	746
Net (loss) gain from investment activities	(592)	1,201	509	1,551
Interest and dividend income	62	46	165	126
Other income, net	45	84	93	135
	4,422	5,771	15,791	15,810
Expenses:
Cost of goods sold	4,218	3,825	12,687	11,605
Other expenses from operations	166	134	458	382
Selling, general and administrative	431	371	1,247	1,059
Restructuring	23	5	61	22
Impairment	4	2	6	7
Interest expense	226	141	593	422
	5,068	4,478	15,052	13,497
(Loss) income before income tax benefit (expense)	(646)	1,293	739	2,313
Income tax benefit (expense)	19	(57)	(166)	(274)
Net (loss) income	(627)	1,236	573	2,039
Less: net loss (income) attributable to non-controlling interests	272	(764)	(468)	(1,236)
Net (loss) income attributable to Icahn Enterprises	$(355)	$472	$105	$803

Net (loss) income attributable to Icahn Enterprises allocable to:
Limited partners	$(348)	$463	$103	$787
General partner	(7)	9	2	16
	$(355)	$472	$105	$803

Basic (loss) income per LP unit	$(2.90)	$4.13	$0.87	$7.22
Basic weighted average LP units outstanding	120	112	118	109

Diluted (loss) income per LP unit	$(2.90)	$4.10	$0.87	$7.17
Diluted weighted average LP units outstanding	120	113	118	110
Cash distributions declared per LP unit	$1.50	$1.25	$4.50	$3.25

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Net (loss) income	$(627)	$1,236	$573	$2,039
Other comprehensive income (loss), net of tax:
Post-employment benefits	8	(3)	13	3
Hedge instruments	1	6	3	9
Translation adjustments and other	(132)	49	(134)	(32)
Other comprehensive (loss) income, net of tax	(123)	52	(118)	(20)
Comprehensive (loss) income	(750)	1,288	455	2,019
Less: Comprehensive loss (income) attributable to non-controlling interests	299	(775)	(441)	(1,229)
Comprehensive (loss) income attributable to Icahn Enterprises	$(451)	$513	$14	$790

Comprehensive income attributable to Icahn Enterprises allocable to:
Limited partners	$(442)	$503	$14	$774
General partner	(9)	10	—	16
	$(451)	$513	$14	$790

Accumulated other comprehensive loss was $923 million and $805 million at September 30, 2014 and December 31, 2013, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2013	$(216)	$6,308	$6,092	$7,217	$13,309
Net income	2	103	105	468	573
Other comprehensive income	(2)	(89)	(91)	(27)	(118)
Partnership distributions	(2)	(94)	(96)	—	(96)
Investment segment contributions	—	—	—	500	500
Distributions to non-controlling interests in subsidiaries	—	—	—	(595)	(595)
Subsidiary equity offering	—	10	10	150	160
Changes in subsidiary equity and other	3	136	139	—	139
Balance, September 30, 2014	$(215)	$6,374	$6,159	$7,713	$13,872

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2012	$(244)	$4,913	$4,669	$5,147	$9,816
Net income	16	787	803	1,236	2,039
Other comprehensive loss	—	(13)	(13)	(7)	(20)
Partnership distributions	(3)	(169)	(172)	—	(172)
Investment segment contributions	—	—	—	45	45
Proceeds from equity offerings	6	311	317	—	317
Distributions to non-controlling interests in subsidiaries	—	—	—	(342)	(342)
Subsidiary equity offerings	2	88	90	964	1,054
Changes in subsidiary equity and other	—	26	26	(25)	1
Balance, September 30, 2013	$(223)	$5,943	$5,720	$7,018	$12,738

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income	$573	$2,039
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net gain from securities transactions	(1,005)	(2,495)
Purchases of securities	(6,121)	(5,532)
Proceeds from sales of securities	5,065	1,574
Purchases to cover securities sold, not yet purchased	(137)	(45)
Proceeds from securities sold, not yet purchased	328	124
Changes in receivables and payables relating to securities transactions	1,485	3,739
Loss (gain) on extinguishment of debt	162	(5)
(Gain) loss on disposal of assets	(4)	55
Depreciation and amortization	601	549
Deferred taxes	18	123
Other, net	31	7
Changes in cash held at consolidated affiliated partnerships and restricted cash	(912)	4
Changes in other operating assets and liabilities	(703)	269
Net cash (used in) provided by operating activities	(619)	406
Cash flows from investing activities:
Capital expenditures	(986)	(790)
Acquisitions of business, net of cash acquired	(558)	—
Net proceeds associated with business dispositions	—	26
Proceeds from sale of investments	—	38
Purchases of investments	(78)	(65)
Other, net	37	5
Net cash used in investing activities	(1,585)	(786)
Cash flows from financing activities:
Investment segment contributions	500	45
Investment segment distributions	—	(185)
Proceeds from equity offerings	—	317
Partnership distributions	(96)	(32)
Proceeds from offering of subsidiary equity	188	1,308
Distributions to non-controlling interests in subsidiaries	(595)	(342)
Proceeds from issuance of senior unsecured notes	4,991	493
Proceeds from other borrowings	4,689	122
Repayment of senior unsecured notes	(3,625)	—
Repayments of other borrowings	(3,997)	(1,074)
Other, net	(42)	(14)
Net cash provided by financing activities	2,013	638
Effect of exchange rate changes on cash and cash equivalents	9	(12)
Net (decrease) increase in cash and cash equivalents	(182)	246
Cash and cash equivalents, beginning of period	3,262	3,108
Cash and cash equivalents, end of period	$3,080	$3,354

Supplemental information:
Cash payments for interest, net of amounts capitalized	$518	$468
Net cash payments for income taxes	$81	$117
Non-cash investment segment contribution	$—	$185
Distribution payable to Icahn Enterprises unitholders	$—	$140
Construction in progress additions included in accounts payable	$25	$34
Changes in accounts payable related to construction in progress additions	$(13)	$(24)

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Cash and cash equivalents	$3,080	$3,262
Cash held at consolidated affiliated partnerships and restricted cash	1,301	396
Investments	14,463	12,261
Accounts receivable, net	1,904	1,750
Inventories, net	2,087	1,902
Property, plant and equipment, net	8,807	8,077
Goodwill	2,106	2,074
Intangible assets, net	1,113	1,113
Other assets	1,360	926
Total Assets	$36,221	$31,761
LIABILITIES AND EQUITY
Accounts payable	$1,596	$1,353
Accrued expenses and other liabilities	1,788	2,196
Deferred tax liability	1,462	1,394
Securities sold, not yet purchased, at fair value	1,111	884
Due to brokers	3,800	2,203
Post-employment benefit liability	1,050	1,111
Debt	11,519	9,289
Total liabilities	22,326	18,430

Commitments and contingencies (Note 17)

Equity:
Limited partner	6,461	6,393
General partner	(279)	(279)
Equity attributable to Icahn Enterprises Holdings	6,182	6,114
Equity attributable to non-controlling interests	7,713	7,217
Total equity	13,895	13,331
Total Liabilities and Equity	$36,221	$31,761

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:	(Unaudited)
Net sales	$4,557	$4,181	$14,090	$13,252
Other revenues from operations	350	259	934	746
Net (loss) gain from investment activities	(592)	1,201	509	1,551
Interest and dividend income	62	46	165	126
Other income, net	45	84	93	135
	4,422	5,771	15,791	15,810
Expenses:
Cost of goods sold	4,218	3,825	12,687	11,605
Other expenses from operations	166	134	458	382
Selling, general and administrative	431	371	1,247	1,059
Restructuring	23	5	61	22
Impairment	4	2	6	7
Interest expense	226	141	592	422
	5,068	4,478	15,051	13,497
(Loss) income before income tax benefit (expense)	(646)	1,293	740	2,313
Income tax benefit (expense)	19	(57)	(166)	(274)
Net (loss) income	(627)	1,236	574	2,039
Less: net loss (income) attributable to non-controlling interests	272	(764)	(468)	(1,236)
Net (loss) income attributable to Icahn Enterprises Holdings	$(355)	$472	$106	$803

Net (loss) income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$(351)	$467	$105	$795
General partner	(4)	5	1	8
	$(355)	$472	$106	$803

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Net (loss) income	$(627)	$1,236	$574	$2,039
Other comprehensive income (loss), net of tax:
Post-employment benefits	8	(3)	13	3
Hedge instruments	1	6	3	9
Translation adjustments and other	(132)	49	(134)	(32)
Other comprehensive (loss) income, net of tax	(123)	52	(118)	(20)
Comprehensive (loss) income	(750)	1,288	456	2,019
Less: Comprehensive loss (income) attributable to non-controlling interests	299	(775)	(441)	(1,229)
Comprehensive (loss) income attributable to Icahn Enterprises Holdings	$(451)	$513	$15	$790

Comprehensive (loss) income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$(446)	$507	$15	$782
General partner	(5)	6	—	8
	$(451)	$513	$15	$790

Accumulated other comprehensive loss was $923 million and $805 million at September 30, 2014 and December 31, 2013, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2013	$(279)	$6,393	$6,114	$7,217	$13,331
Net income	1	105	106	468	574
Other comprehensive income	(1)	(90)	(91)	(27)	(118)
Partnership distributions	(1)	(95)	(96)	—	(96)
Investment segment contributions	—	—	—	500	500
Distributions to non-controlling interests in subsidiaries	—	—	—	(595)	(595)
Subsidiary equity offering	—	10	10	150	160
Changes in subsidiary equity and other	1	138	139	—	139
Balance, September 30, 2014	$(279)	$6,461	$6,182	$7,713	$13,895

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2012	$(293)	$4,984	$4,691	$5,147	$9,838
Net income	8	795	803	1,236	2,039
Other comprehensive loss	—	(13)	(13)	(7)	(20)
Partnership distributions	(2)	(170)	(172)	—	(172)
Investment segment contributions	—	—	—	45	45
Proceeds from equity offerings	6	311	317	—	317
Distributions to non-controlling interests in subsidiaries	—	—	—	(342)	(342)
Subsidiary equity offerings	1	89	90	964	1,054
Changes in subsidiary equity and other	—	26	26	(25)	1
Balance, September 30, 2013	$(280)	$6,022	$5,742	$7,018	$12,760

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income	$574	$2,039
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net gain from securities transactions	(1,005)	(2,495)
Purchases of securities	(6,121)	(5,532)
Proceeds from sales of securities	5,065	1,574
Purchases to cover securities sold, not yet purchased	(137)	(45)
Proceeds from securities sold, not yet purchased	328	124
Changes in receivables and payables relating to securities transactions	1,485	3,739
Loss (gain) on extinguishment of debt	162	(5)
Loss on disposal of assets	(4)	55
Depreciation and amortization	600	549
Deferred taxes	18	123
Other, net	31	7
Changes in cash held at consolidated affiliated partnerships and restricted cash	(912)	4
Changes in other operating assets and liabilities	(703)	269
Net cash (used in) provided by operating activities	(619)	406
Cash flows from investing activities:
Capital expenditures	(986)	(790)
Acquisitions of business, net of cash acquired	(558)	—
Net proceeds associated with business dispositions	—	26
Proceeds from sale of investments	—	38
Purchases of investments	(78)	(65)
Other, net	37	5
Net cash used in investing activities	(1,585)	(786)
Cash flows from financing activities:
Investment segment contributions	500	45
Investment segment distributions	—	(185)
Proceeds from equity offerings	—	317
Partnership distributions	(96)	(32)
Proceeds from offering of subsidiary equity	188	1,308
Distributions to non-controlling interests in subsidiaries	(595)	(342)
Proceeds from issuance of senior unsecured notes	4,991	493
Proceeds from other borrowings	4,689	122
Repayment of senior unsecured notes	(3,625)	—
Repayments of other borrowings	(3,997)	(1,074)
Other, net	(42)	(14)
Net cash provided by financing activities	2,013	638
Effect of exchange rate changes on cash and cash equivalents	9	(12)
Net (decrease) increase in cash and cash equivalents	(182)	246
Cash and cash equivalents, beginning of period	3,262	3,108
Cash and cash equivalents, end of period	$3,080	$3,354

Supplemental information:
Cash payments for interest, net of amounts capitalized	$518	$468
Net cash payments for income taxes	$81	$117
Non-cash investment segment contribution	$—	$185
Distribution payable to Icahn Enterprises unitholders	$—	$140
Construction in progress additions included in accounts payable	$25	$34
Changes in accounts payable related to construction in progress additions	$(13)	$(24)

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of September 30, 2014. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 10, "Debt," and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned 107,212,654, or approximately 88.3%, of Icahn Enterprises' outstanding depositary units as of September 30, 2014.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, cash held at consolidated affiliated partnerships and restricted cash, accounts receivable, due to brokers, accounts payable, accrued expenses and other liabilities are deemed to be reasonable estimates of their fair values because of their short-term nature. See Note 4, “Investments and Related Matters,” and Note 5, “Fair Value Measurements,” for a detailed discussion of our investments.
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of September 30, 2014 was each approximately $11.5 billion. The carrying value and estimated fair value of our long-term debt as of December 31, 2013 was approximately $9.3 billion and $9.4 billion, respectively.
Restricted Cash
Our restricted cash balance was approximately $1.2 billion and $330 million as of September 30, 2014 and December 31, 2013, respectively.
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
In May 2014, the FASB issued ASU No. 2014-09, creating a new topic, FASB ASC Topic 606, Revenue from Contracts with Customers, superseding revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is effective for fiscal years,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

and interim reporting periods within those years, beginning after December 15, 2016, using one of two retrospective application methods. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial position, results of operations, cash flows and disclosures.
In June 2014, the FASB issued ASU No. 2014-12, which amends FASB ASU Topic 718, Compensation-Stock Compensation. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in FASB ASC Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This ASU is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. We are currently evaluating the impact that the adoption of this guidance will have on our financial position, results of operations, comprehensive income, cash flows and/or disclosures.
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
We had interests in the Investment Funds with a fair value of approximately $4.8 billion and $3.7 billion as of September 30, 2014 and December 31, 2013, respectively. Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings) had direct investments in the Investment Funds of approximately $5.4 billion and $4.7 billion as of September 30, 2014 and December 31, 2013, respectively.
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
September 30, 2014 (Unaudited)

acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases.
On September 3, 2014, Federal-Mogul announced its plan to separate its Powertrain and Motorparts businesses into two independent, publicly-traded companies serving the global original equipment and aftermarket industries. The planned separation will be implemented through a tax-free distribution of Federal-Mogul’s Motorparts business to shareholders of Federal-Mogul Holdings Corporation. No assurances can be given regarding the ultimate timing of the separation or that it will be consummated; however, Federal-Mogul currently anticipates completing the spin-off of its Motorparts business in the first half of 2015.
As of September 30, 2014, we owned approximately 80.7% of the total outstanding common stock of Federal-Mogul.
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
Acquisitions
On May 1, 2014, Federal-Mogul completed the Affinia Group Inc. ("Affinia") chassis business acquisition (the "Affinia Acquisition"). The acquisition of this business, which serves leading U.S. aftermarket customers with private label chassis product lines allows Federal-Mogul to broaden its product offering, provide operational synergies and better service customers globally. The purchase price was $149 million, subject to certain customary post-closing adjustments, net of acquired cash. Federal-Mogul paid $140 million of the purchase price in the second quarter of 2014 and $9 million in the third quarter of 2014.
With respect to the Affinia Acquisition, in accordance with FASB ASC Topic 805, Business Combinations, Federal-Mogul allocated $71 million to tangible net assets, $26 million to goodwill and $52 million to other intangible assets based on the fair values of the net assets acquired as of the acquisition date. The valuation of net assets was performed utilizing cost, income and market approaches.
On July 11, 2014, Federal-Mogul completed the purchase of certain business assets of Honeywell International Inc.'s ("Honeywell") automotive and industrial brake friction business (the "Honeywell Acquisition"), including two recently established manufacturing facilities in China and Romania, substantially strengthening the manufacturing and engineering capabilities of Federal-Mogul's current global braking portfolio. The business was acquired through a combination of asset and stock purchases for a base purchase price of $169 million and a provisional estimate of $15 million, primarily for working capital adjustments and earn-out targets, subject to certain customary post-closing adjustments, contingent consideration and other liabilities. A valuation of the assets from the Honeywell Acquisition resulted in $184 million allocated to tangible net assets. The valuation of net assets was performed utilizing cost, income and market approaches.
During the nine months ended September 30, 2014, Federal-Mogul recorded an aggregate $7 million in transaction related expenses associated with the Affinia and Honeywell Acquisitions which are reflected in selling, general and administrative expenses within the consolidated statements of operations.
On September 10, 2014, an indirectly controlled subsidiary of Federal-Mogul entered into a definitive purchase agreement to acquire certain assets of the engine components business of TRW Automotive Inc. ("TRW"), for a base purchase price of approximately $385 million subject to certain customary closing and post-closing adjustments. The transaction is subject to regulatory and other customary approvals, and is expected to close in the first quarter of 2015.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

Accounts Receivable, net
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $337 million and $271 million as of September 30, 2014 and December 31, 2013, respectively. Of those gross amounts, $324 million and $258 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of September 30, 2014, Federal-Mogul had $2 million of undrawn cash related to such transferred receivables. As of December 31, 2013, Federal-Mogul had withdrawn all cash related to such transferred receivables. Proceeds from the transfers of accounts receivable qualifying as sales were $456 million and $379 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $1.3 billion and $1.1 billion for the nine months ended September 30, 2014 and 2013, respectively.
For each of three months ended September 30, 2014 and 2013, expenses associated with transfers of receivables were $2 million, and $5 million for each of the nine months ended September 30, 2014 and 2013. Such expenses were recorded in the consolidated statements of operations within other income, net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.
Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposure to Federal-Mogul associated with certain of these facilities' terms was $21 million as of both September 30, 2014 and December 31, 2013. Based on Federal-Mogul's analysis of the creditworthiness of its customers to whom such receivables were sold and outstanding as of both September 30, 2014 and December 31, 2013, Federal-Mogul estimated the loss to be immaterial.
Restructuring
In February 2013, Federal-Mogul's Board of Directors approved the evaluation of restructuring opportunities in order to improve operating performance. As such, Federal-Mogul has initiated several programs (collectively, the "Restructuring Programs") and will continue to evaluate alternatives to align its business with executive management's strategy. The Restructuring Programs are intended to take place between 2013 and 2015 with an expected total cost of $130 million, of which $123 million and $7 million pertains to employee costs and facility costs, respectively. Federal-Mogul expects to incur an additional $28 million with respect to the Restructuring Programs. In connection with the Restructuring Programs, Federal-Mogul recorded $25 million and $4 million in restructuring charges for the three months ended September 30, 2014 and 2013, respectively, and $63 million and $20 million for the nine months ended September 30, 2014 and 2013, respectively, substantially all of which pertain to employee costs.
Federal-Mogul continues to evaluate restructuring opportunities throughout its operations and will continue to record restructuring charges based on information available at the time such charges are recorded pursuant to FASB ASC Topics 712 and 420.
Energy
We conduct our Energy segment through our majority ownership in CVR. CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces nitrogen fertilizers in the form of urea ammonium nitrate ("UAN") and ammonia. As of September 30, 2014, CVR owned 100% of the general partners of CVR Refining and CVR Partners and approximately 66% of the common units of CVR Refining and approximately 53% of the common units of CVR Partners.
As of September 30, 2014, we owned approximately 82% of the total outstanding common stock of CVR. In addition, as of September 30, 2014, we owned approximately 4% of the total outstanding common units of CVR Refining directly.
Equity Offerings
On January 23, 2013, CVR Refining completed its initial public offering (the "CVR Refining IPO") of its common units representing limited partner interests, resulting in gross proceeds of $600 million, before giving effect to underwriting

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

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
As a result of various equity offerings during the nine months ended September 30, 2013, our consolidated equity increased by an aggregate of $990 million, of which $902 million was attributable to non-affiliated non-controlling interests and $88 million was attributable to both Icahn Enterprises and Icahn Enterprises Holdings. These offerings are reflected in the caption entitled "Subsidiary equity offerings," within the consolidated statement of equity changes.
On June 30, 2014, CVR Refining completed an underwritten offering (the “Follow-on Offering”), resulting in gross proceeds of $170 million before giving effect to underwriting discounts and other offering expenses. On July 24, 2014, the underwriters exercised their option to purchase additional common units of CVR Refining, resulting in gross proceeds of $15 million. CVR Refining used this $15 million in gross proceeds to redeem an equal amount of common units from CVR Refining Holdings. Additionally, on July 24, 2014, CVR Refining Holdings sold common units to the public in connection with the underwriters' exercise of their remaining option to purchase additional common units, resulting in gross proceeds of $10 million.
As a result of the Follow-on Offering during the nine months ended September 30, 2014, our consolidated equity increased by an aggregate of $160 million, of which $150 million was attributable to non-affiliated non-controlling interests and $10 million was attributable to both Icahn Enterprises and Icahn Enterprises Holdings. These offerings are reflected in the caption entitled "Subsidiary equity offering," within the consolidated statement of equity changes.
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
In addition to the refineries, CVR's petroleum business owns and operates the following: (1) a crude oil gathering system with a gathering capacity of approximately 60,000 bpd serving Kansas, Oklahoma, Missouri, Nebraska and Texas, (2) a rack marketing division supplying product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and at throughput terminals on Magellan and NuStar Energy, LP's ("NuStar") refined products distribution systems, (3) a 145,000 bpd pipeline system (supported by approximately 336 miles of CVR's owned and leased pipeline) that transports crude oil to its Coffeyville refinery from its Broome Station tank farm and associated crude oil storage tanks with a capacity of 1.2 million barrels, (4) crude oil storage tanks with a capacity of 0.5 million barrels in Wynnewood, Oklahoma, (5) an additional 3.3 million barrels of leased storage capacity located in Cushing, Oklahoma and other locations, (6) 1.0 million barrels of company owned crude oil storage in Cushing, Oklahoma and (7) approximately 4.5 million barrels of combined refinery related storage capacity.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

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
As of September 30, 2014, we owned approximately 55.6% of the total outstanding common stock of ARI.
Gaming
We conduct our Gaming segment through our majority ownership in Tropicana. Tropicana currently owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The eight casino facilities it operates feature approximately 389,000 square feet of gaming space with 7,800 slot machines, 270 table games and 5,500 hotel rooms with two casino facilities located in Nevada and one in each of Missouri, Mississippi, Indiana, Louisiana, New Jersey and Aruba.
On July 1, 2014, Tropicana sold its River Palms Hotel and Casino ("River Palms") to Nevada Restaurant Services, Inc. and its affiliate, Laughlin Hotel, LLC. Pursuant to the terms of the asset purchase agreement, substantially all of the assets associated with the operation of River Palms were sold for $7 million in cash. Concurrently with the sale, Tropicana leased back River Palms for a period of up to 90 days, subject to an additional 30-day extension, and further subject to earlier termination rights. Tropicana terminated the lease and discontinued its operation of River Palms in September 2014.
As of September 30, 2014, we owned approximately 67.9% of the total outstanding common stock of Tropicana.
Acquisition
On April 1, 2014, a wholly owned subsidiary of Tropicana acquired the Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri (collectively, "Lumière") for a preliminary cash

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

purchase price of $261 million, which is subject to change for the finalization of certain net working capital adjustments as of the acquisition date.
A preliminary valuation of the assets of Lumière resulted in $252 million allocated to tangible net assets and $9 million allocated to other intangible assets based on estimated fair values as of the acquisition date. The preliminary allocation of the fair value of the assets acquired is subject to additional adjustment to provide Tropicana with adequate time to complete the valuation of its Lumière acquisition. The valuation of net assets was performed utilizing cost, income and market approaches.
Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase currently operates nine manufacturing facilities and an aggregate of nine distribution and service centers throughout North America, Europe, South America and Asia and derives approximately 72% of its total net sales from customers located outside the United States.
As of September 30, 2014, we owned approximately 73.5% of the total outstanding common stock of Viskase.
Real Estate
Our Real Estate segment consists of rental real estate, property development and resort activities.
As of September 30, 2014, we owned 29 commercial rental real estate properties. Our property development operations are run primarily through Bayswater Development LLC, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida include land for future residential development of approximately 271 and 1,328 units of residential housing, respectively. Both developments include golf and resort operations in addition to residences. In addition, our Real Estate segment owns an unfinished development property which is located on approximately 23 acres in Las Vegas, Nevada.
As of September 30, 2014 and December 31, 2013, $32 million and $56 million, respectively, of the net investment in financing leases and net real estate leased to others which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.
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
Investment
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. During the first nine months of 2014, an affiliate of Mr. Icahn invested $500 million in the Investment Funds. As of September 30, 2014 and December 31, 2013, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings) was approximately $5.4

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

billion and $4.7 billion, respectively, representing approximately 53% and 56%, respectively, of the Investment Funds' assets under management.
Icahn Capital LP ("Icahn Capital") is a wholly owned indirect subsidiary of ours that owns the general partners of the Investment Funds. Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds, generally at the time such expenses are paid. Such expenses relate to the operation, administration and investment activities of Icahn Capital for the benefit of the Investment Funds (including salaries, benefits and rent) and are allocated pro rata in accordance with each investor's capital accounts in the Investment Funds. For the three months ended September 30, 2014 and 2013, $36 million and $40 million, respectively, and $138 million and $79 million, for the nine months ended September 30, 2014 and 2013, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.
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
Railcar
Agreements with ACF Industries LLC
In January 2013, ARI entered into a purchasing and engineering services agreement and license with ACF Industries LLC ("ACF"), an affiliate of Mr. Icahn. The agreement was unanimously approved by the independent directors of ARI’s and Icahn Enterprises' audit committees on the basis that the terms of the agreement were not materially less favorable to ARI than those that could have been obtained in a comparable transaction with an unrelated person. Under this agreement, ARI provides purchasing support and engineering services to ACF in connection with ACF’s manufacture and sale of certain tank railcars at its facility in Milton, Pennsylvania. Additionally, ARI has granted ACF a nonexclusive, non-assignable license to certain of ARI’s intellectual property, including certain designs, specifications, processes and manufacturing know-how required to manufacture and sell such tank railcars during the term of the agreement. In August 2014, ARI and ACF amended this agreement to, among other things, extend the termination date from December 31, 2014 to December 31, 2015, subject to certain early termination events.
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
Under the agreement, ACF had the exclusive right to manufacture and sell subject tank railcars for any new orders scheduled for delivery to customers on or before January 31, 2014. ARI has the exclusive right to any sales opportunities for such tank railcars for any new orders scheduled for delivery after that date and through December 31, 2015. ARI also has the right to assign any sales opportunity to ACF, and ACF has the right, but not the obligation, to accept such sales opportunity. Any sales opportunity accepted by ACF will not be reflected in ARI’s orders or backlog.
ARI's revenues under this agreement were $4 million and $3 million for the three months ended September 30, 2014 and 2013, respectively, and $16 million and $7 million for the nine months ended September 30, 2014 and 2013, respectively, and were recorded for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF.
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
September 30, 2014 (Unaudited)

500 railcars for an aggregate purchase price of approximately $70 million. During the second quarter of 2014, AEP Leasing exercised its option to purchase an additional 296 railcars for aggregate purchase price of $43 million.
The ACF Agreement was assumed by ARL in connection with our purchase of a 75% economic interest in ARL. The ACF Agreement was unanimously approved by Icahn Enterprises' audit committee consisting of independent directors, who were advised by independent counsel and an independent financial advisor on the basis that the terms were not less favorable than those terms that could have been obtained in a comparable transaction with an unaffiliated third party. Under this agreement, purchases of railcars from ACF were $36 million and $20 million for the three months ended September 30, 2014 and 2013, respectively, and $99 million and $25 million for the nine months ended September 30, 2014 and 2013, respectively.
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
In December 2012, Icahn Sourcing advised Icahn Enterprises that effective January 1, 2013 it would restructure its ownership and change its name to Insight Portfolio Group LLC (“Insight Portfolio Group”).  In connection with the restructuring, Icahn Enterprises Holdings acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of Icahn Enterprises Holdings, including Federal-Mogul, CVR, Tropicana, ARI, ARL, Viskase, PSC Metals and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition, a number of other entities with which Mr. Icahn has a relationship, other than our subsidiaries listed above, also acquired equity interests in Insight Portfolio Group and agreed to pay certain of Insight Portfolio Group's operating expenses, which amounts are immaterial for each of the three and nine months ended September 30, 2014 and 2013.

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
Our Investment segment applied the fair value option to certain of its investments that would have otherwise been subject to the equity method of accounting.  As of both September 30, 2014 and December 31, 2013, the fair value of these investments was less than $1 million. During the three months ended September 30, 2014 and 2013, our Investment segment recorded losses of less than $1 million and gains of $78 million, respectively, associated with these investments. During the nine months ended September 30, 2014 and 2013, our Investment segment recorded losses of less than $1 million and gains of $140 million, respectively, associated with these investments. Such amounts are included in net (loss) gain from investment activities in our consolidated statements of operations.
We believe that these investments to which we applied the fair value option are not material, individually or in the aggregate, to our consolidated financial statements.
The portion of trading (losses) gains that relates to trading securities still held by our Investment segment for the three months ended September 30, 2014 and 2013 was $(869) million and approximately $1.4 billion, respectively, and for the nine months ended September 30, 2014 and 2013 was $(259) million and approximately $2.4 billion, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

Other Segments
The carrying value of investments held by our Automotive, Energy, Railcar, Gaming and Home Fashion segments and our Holding Company consist of the following:

	September 30, 2014	December 31, 2013
	(in millions)
Equity method investments	$296	$284
Other investments	257	151
	$553	$435
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

Investment
The following table summarizes the valuation of the Investment Funds' investments and derivative contracts by the above fair value hierarchy levels as of September 30, 2014 and December 31, 2013:

	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments:
Equity securities:
Communications	$2,940	$—	$—	$2,940	$820	$—	$—	$820
Consumer, non-cyclical	2,077	—	—	2,077	3,344	178	—	3,522
Consumer, cyclical	385	—	—	385	414	—	—	414
Diversified	24	—	—	24	29	—	—	29
Energy	2,409	—	—	2,409	3,050	—	—	3,050
Financial	435	—	—	435	300	—	—	300
Funds	—	8	—	8	—	6	—	6
Industrial	53	17	—	70	—	—	—	—
Technology	5,267	—	—	5,267	3,173	—	—	3,173
	13,590	25	—	13,615	11,130	184	—	11,314
Corporate debt:
Consumer, cyclical	—	—	75	75	—	—	287	287
Financial	—	10	—	10	—	11	—	11
Sovereign debt	—	—	—	—	—	5	—	5
Utilities	—	34	—	34	—	29	—	29
	—	44	75	119	—	45	287	332
Mortgage-backed securities:
Financial	—	176	—	176	—	180	—	180
	13,590	245	75	13,910	11,130	409	287	11,826
Derivative contracts, at fair value(1)	—	183	—	183	—	—	—	—
	$13,590	$428	$75	$14,093	$11,130	$409	$287	$11,826
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Communications	$9	$—	$—	$9	$—	$—	$—	$—
Consumer, non-cyclical	—	—	—	—	44	—	—	44
Consumer, cyclical	1,064	—	—	1,064	787	—	—	787
Financial	—	—	—	—	45	—	—	45
Funds(2)	—	38	—	38	—	8	—	8
	1,073	38	—	1,111	876	8	—	884
Derivative contracts, at fair value(3)	—	103	—	103	—	639	—	639
	$1,073	$141	$—	$1,214	$876	$647	$—	$1,523

(1)	Included in other assets in our consolidated balance sheets.

(2)	Includes $1 million of debt related securities as of September 30, 2014.

(3)	Included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

The changes in investments measured at fair value for which our Investment segment has used Level 3 input to determine fair value are as follows:

	Nine Months Ended September 30,
	2014	2013
	(in millions)
Balance at January 1	$287	$288
Gross realized and unrealized losses	(100)	4
Gross proceeds	(2)	(4)
Distribution-in-kind	(110)	—
Balance at September 30	$75	$288
Unrealized losses of $100 million are included in earnings related to Level 3 investments still held at September 30, 2014 by our Investment segment. Total realized and unrealized gains and losses recorded for Level 3 investments are reported in net (loss) gain from investment activities in our consolidated statements of operations.
The Investment Funds held one Level 3 corporate debt investment at September 30, 2014. In prior periods, in determining the fair value of this investment, we performed a yield analysis of comparable loans to which we applied a risk premium. As a result of the underlying company’s performance in the second quarter of 2014, however, we determined that it was more appropriate to measure the fair value of our debt investment through an enterprise value analysis. This resulted in a lower valuation at the end of the second and third quarter of 2014. In addition, on June 30, 2014, the Investment Funds made a distribution-in-kind of this corporate debt investment in the amount of $110 million to the Holding Company.
Other Segments and Holding Company
The following table summarizes the valuation of our Automotive and Energy segments and our Holding Company investments, derivative contracts and other liabilities by the above fair value hierarchy levels as of September 30, 2014 and December 31, 2013:

	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Marketable equity and debt securities	$91	$4	$75	$170	$1	$—	$—	$1
Trading securities	—	—	55	55	—	—	116	116
Derivative contracts, at fair value(1)	—	64	—	64	—	1	—	1
	$91	$68	$130	$289	$1	$1	$116	$118
Liabilities
Other liabilities	$—	$10	$—	$10	$—	$16	$—	$16
Derivative contracts, at fair value(2)	—	2	—	2	—	35	—	35
	$—	$12	$—	$12	$—	$51	$—	$51

(1)	Amounts are classified within other assets in our consolidated balance sheets.

(2)	Amounts are classified within accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

The changes in marketable equity and debt securities and trading securities measured at fair value for which our Holding Company have used Level 3 inputs to determine fair value are as follows:

	Nine Months Ended September 30,
	2014	2013
	(in millions)
Balance at January 1	$116	$81
Distribution-in-kind	110	46
Gross unrealized losses	(96)	(13)
Balance at September 30	$130	$114
Unrealized losses of $96 million are included in earnings related to Level 3 investments still held at September 30, 2014 by our Holding Company. Total realized and unrealized gains and losses recorded for Level 3 investments, if any, are reported in net (loss) gain from investment activities in our consolidated statements of operations.
As discussed above, on June 30, 2014, the Investment Funds made a distribution-in-kind of a certain Level 3 corporate debt investment in the amount of $110 million to the Holding Company. The fair value of this investment was determined through an enterprise value analysis. In addition, as of September 30, 2014, the Holding Company held a certain security which lacked observable market data due to limited market activity for that security, and accordingly, was valued based on trading EBITDA multiples and enterprise value to resource ratios of market comparables.
Assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2014 and 2013 are set forth in the table below:

	September 30,
	2014		2013
Category	Fair Value of Level 3 Asset	Recognized Impairment	Fair Value of Level 3 Asset	Recognized Impairment
	(in millions)
Property, plant and equipment, net	$11	$6	$25	$7
We determined the fair value of property, plant and equipment by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize.

6.	Financial Instruments.
Certain derivative contracts executed by the Investment Funds with a single counterparty, by our Automotive segment with a single counterparty, by our Energy segment with a single counterparty, or by our Holding Company with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. Values for the derivative financial instruments, principally swaps, forwards, over-the-counter options and other conditional and exchange contracts, are reported on a net-by-counterparty basis. As a result, the net exposure to counterparties is reported in either other assets or accrued expenses and other liabilities in our consolidated balance sheets.
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
September 30, 2014 (Unaudited)

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
The Investment Funds were parties to swap agreements (“Swaps”) with respect to shares of SPDR S&P 500 ETF Trust ("SPDR").  In August 2013, certain of the Investment Funds assigned their rights and obligations under certain of the Swaps to IEH Investments I LLC (“IEH Investments”), a wholly owned subsidiary of ours, and Koala Holding LP ("Koala"), an affiliate of Mr. Icahn's. Certain of the Investment Funds assigned swaps referencing an aggregate of 9.7 million SPDR shares to IEH Investments and swaps referencing an aggregate of 7.7 million SPDR shares to Koala.  In addition, the Investment Funds distributed an aggregate of $234 million to IEH Investments and an aggregate of $185 million to Koala, amounts equal to the underlying obligations under the assigned Swaps. During the third quarter of 2014, the Swaps were terminated; IEH Investments held no Swaps as of September 30, 2014. As of December 31, 2013, there were unrealized losses of $14 million with respect to these Swaps.
The Investment Funds may also purchase and write option contracts. As a writer of option contracts, the Investment Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Investment Funds are obligated to purchase or sell, at the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

holder's option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds' satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets. At September 30, 2014, the maximum payout amounts relating to certain put options written by the Investment Funds were $13.7 billion, of which approximately $13.6 billion related to covered put options on existing short positions on certain stock and credit indices.  At December 31, 2013, the maximum payout amounts relating to certain put options written by the Investment Funds were $8.0 billion, all of which related to covered put options on existing short positions on a certain stock index. As of September 30, 2014 and December 31, 2013, there were unrealized gains of $36 million and $131 million, respectively, with respect to these put options.
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds' derivative instruments with credit-risk-related contingent features that are in a liability position at September 30, 2014 and December 31, 2013 was $103 million and $639 million, respectively.
At September 30, 2014 and December 31, 2013, the Investment Funds had approximately $1.1 billion and $255 million, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash in our consolidated balance sheets.
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
Federal-Mogul had commodity price hedge contracts outstanding with combined notional values of $39 million and $51 million at September 30, 2014 and December 31, 2013, respectively, substantially all of which mature within one year in each of the respective periods and all of which were designated as hedging instruments for accounting purposes. Unrealized net gains of $1 million and net losses of $1 million were recorded in accumulated other comprehensive loss as of September 30, 2014 and December 31, 2013, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

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
Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Foreign currency forwards are also used in conjunction with Federal-Mogul's commodity hedging program. As part of its hedging program, Federal-Mogul attempts to limit hedge ineffectiveness by matching terms of the commodity purchases with the hedging instrument. Federal-Mogul had notional values of $2 million and $12 million of foreign currency hedge contracts outstanding at September 30, 2014 and December 31, 2013, respectively, all of which were designated as hedging instruments for accounting purposes. Unrealized net losses of zero and $1 million were recorded in accumulated other comprehensive loss as of September 30, 2014 and December 31, 2013, respectively, for these foreign currency contracts.
During 2013, foreign currency contracts were entered into by Federal-Mogul in order to offset fluctuations in earnings caused by changes in currency rates used to translate earnings at its foreign subsidiaries into U.S. dollars. These contracts were not designated as hedging instruments for accounting purposes and were marked to market through the statements of operations.
Concentrations of Credit Risk
Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. Federal-Mogul's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of Federal-Mogul's direct sales during the nine months ended September 30, 2014. Federal-Mogul had two Motorparts customers that accounted for 15% of its net accounts receivable balance as of September 30, 2014. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.
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
CVR maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the consolidated balance sheets. The maintenance margin balance is included within other assets within consolidated balance sheets. Depending upon the position of the open commodity derivatives as of the reporting date, the amounts are classified either as an asset or liability within the consolidated balance sheets. From time to time, CVR may be required to deposit additional funds into this margin account. There were no open commodity positions at September 30, 2014. The fair value of the open commodity positions as of December 31, 2013 was a net gain of less than $1 million which is included in other assets in the consolidated balance sheets. For each of the three months ended September 30, 2014 and 2013, CVR recognized net realized and unrealized gains of less than $1 million, which are included in other income (loss), net in the consolidated statements of operations. For the nine months ended September 30, 2014 and 2013, CVR recognized net realized and unrealized losses of less than $1 million and $2 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

Commodity Swaps
CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the consolidated balance sheets with changes in fair value currently recognized in the consolidated statement of operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. As of September 30, 2014 and December 31, 2013, CVR had open commodity hedging instruments consisting of 9.8 million and 23.3 million barrels of crack spreads, respectively, primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at September 30, 2014 and December 31, 2013 was a net asset of $62 million and net liability of $16 million, respectively. For the three months ended September 30, 2014 and 2013, CVR recognized net realized and unrealized gains of $26 million and $72 million, respectively, which are included in other income (loss), net in the consolidated statements of operations. For the nine months ended September 30, 2014 and 2013, CVR recognized net realized and unrealized gains of $171 million and $175 million, respectively.
Interest Rate Swaps
Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF") is subject to two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt, which matures in April 2016. The aggregate notional amount covered under these agreements totals $63 million (split evenly between the two agreement dates) and commenced on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three-month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three-month LIBOR and pay a fixed rate of 1.975%. Both swap agreements are settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three-month LIBOR as governed by the CRNF credit facility. As of both September 30, 2014 and December 31, 2013, the effective rate was approximately 4.6%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in interest expense in the consolidated statements of operations. The realized losses on the interest rate swaps reclassified from accumulated other comprehensive loss into interest expense were less than $1 million for each of the three and nine months ended September 30, 2014 and 2013.
Counterparty Credit Risk
CVR Refining’s exchange-traded crude oil futures and certain over-the-counter forward swap agreements are potentially exposed to concentrations of credit risk as a result of economic conditions and periods of uncertainty and illiquidity in the credit and capital markets. CVR Refining manages credit risk on its exchange-traded crude oil futures by completing trades with an exchange clearinghouse, which subjects the trades to mandatory margin requirements until the contract settles. CVR Refining also monitors the creditworthiness of its commodity swap counterparties and assesses the risk of nonperformance on a quarterly basis. Counterparty credit risk identified as a result of this assessment is recognized as a valuation adjustment to the fair value of the commodity swaps recorded in the consolidated balance sheets. As of September 30, 2014, the counterparty credit risk adjustment was not material to the consolidated financial statements. Additionally, CVR Refining does not require any collateral to support commodity swaps into which it enters; however, it does have master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party, which mitigates the risk associated with nonperformance.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

Consolidated Derivative Information
At September 30, 2014, the volume of our derivative activities based on their notional exposure, categorized by primary underlying risk, are as follows:

	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Credit swaps (1)	$390	$1,277
Equity swaps	1	12,352
Foreign currency forwards	2	1,635
Interest rate swap contracts	—	63
Commodity contracts	39	279

(1)	The short notional amount on our credit swap positions is $8,540 million. Because credit spreads cannot compress below zero, however, our downside short notional exposure is $1,277 million.
The following table presents the consolidated fair values of our derivatives that are not designated as hedging instruments:

Derivatives Not Designated as Hedging Instruments	Asset Derivatives(1)		Liability Derivatives(2)
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(in millions)
Equity contracts	$81	$—	$104	$654
Foreign exchange contracts	11	1	—	—
Credit contracts	94	—	2	—
Commodity contracts	62	17	—	33
Sub-total	248	18	106	687
Netting across contract types(3)	(3)	(17)	(3)	(17)
Total(3)	$245	$1	$103	$670

(1)	Net asset derivatives are located within other assets in our consolidated balance sheets.

(2)	Net liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.

(3)
Excludes netting of cash collateral received and posted.  The total collateral posted at September 30, 2014 and December 31, 2013 was approximately $1.1 billion and $255 million, respectively, across all counterparties.

The following table presents the effects of our derivative instruments not designated as hedging instruments on the statements of operations for each of the three and nine months ended September 30, 2014 and 2013:

	Gain (Loss) Recognized in Income(1)
Derivatives Not Designated as Hedging Instruments	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Equity contracts	$(50)	$(254)	$(772)	$(1,077)
Foreign exchange contracts	141	(82)	144	(52)
Credit contracts	163	—	133	—
Commodity contracts	26	68	171	169
	$280	$(268)	$(324)	$(960)

(1)
Gains (losses) recognized on derivatives are classified in net (loss) gain from investment activities in our consolidated statements of operations for our Investment segment and are included in other income (loss), net for all other segments.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

The following table presents the consolidated fair values of our derivative instruments that are designated as cash flow hedging instruments:

Derivatives Designated as Cash Flow Hedging Instruments	Asset Derivatives(1)		Liability Derivatives(2)
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(in millions)
Interest rate swap contracts	$—	$—	$1	$2
Foreign exchange contracts	—	—	—	1
Commodity contracts	2	1	1	2
Sub-total	2	1	2	5
Netting across contract types	—	(1)	—	(1)
Total	$2	$—	$2	$4

(1)	Located within other assets in our consolidated balance sheets.

(2)	Located within accrued expenses and other liabilities in our consolidated balance sheets.
The following tables present the effect of our derivative instruments that are designated as cash flow hedging instruments on our consolidated financial statements for each of the three and nine months ended September 30, 2014 and 2013:

Three Months Ended September 30, 2014
Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$—	$(1)	Interest expense
Commodity contracts	—	1	Cost of goods sold
Foreign currency contracts	—	—	Cost of goods sold
	$—	$—

Three Months Ended September 30, 2013
Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$—	$(1)	Interest expense
Commodity contracts	3	(2)	Cost of goods sold
Foreign currency contracts	—	—	Cost of goods sold
	$3	$(3)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

Nine Months Ended September 30, 2014
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$—	$(1)	Interest expense
Commodity contracts	1	(1)	Cost of goods sold
Foreign currency contracts	—	(1)	Cost of goods sold
	$1	$(3)

Nine Months Ended September 30, 2013
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$1	$(9)	Interest expense
Commodity contracts	(5)	(3)	Cost of goods sold
	$(4)	$(12)

7.	Inventories, Net.
Inventories, net consists of the following:

	September 30, 2014	December 31, 2013
	(in millions)
Raw materials	$529	$499
Work in process	268	252
Finished goods	1,290	1,151
	$2,087	$1,902

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
	(in millions)
Automotive	$1,392	$(226)	$1,166	$1,360	$(226)	$1,134
Energy	930	—	930	930	—	930
Railcar	7	—	7	7	—	7
Food Packaging	3	—	3	3	—	3
	$2,332	$(226)	$2,106	$2,300	$(226)	$2,074

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

Intangible assets, net consists of the following:

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$962	$(332)	$630	$914	$(291)	$623
Developed technology	120	(75)	45	120	(67)	53
In-place leases	121	(60)	61	121	(53)	68
Gasification technology license	60	(6)	54	60	(4)	56
Other	47	(20)	27	47	(18)	29
	$1,310	$(493)	$817	$1,262	$(433)	$829
Indefinite-lived intangible assets:
Trademarks and brand names			$258			$255
Gaming licenses			38			29
			296			284
Intangible assets, net			$1,113			$1,113
Amortization expense associated with definite-lived intangible assets for the three months ended September 30, 2014 and 2013 was $22 million and $21 million, respectively, and $62 million and $62 million for the nine months ended September 30, 2014 and 2013, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.
Automotive
During the first quarter of 2014, our Automotive segment acquired Dimitrovgradskiy Zavod Vkladishey, a Russian bearings manufacturer, for $17 million in cash and allocated $8 million to goodwill, $2 million to customer relationships and $2 million to trademarks and brand names.
As further discussed in Note 2, "Operating Units - Automotive," during the second quarter of 2014, our Automotive segment consummated its Affinia Acquisition, recording $26 million in goodwill, $1 million of brand names and $51 million of customer relationships based on fair values as of the acquisition date. Fair values were determined using a combination of cost, income and market approaches. The preliminary allocation of the fair value of the assets acquired is subject to additional adjustment to provide Federal-Mogul with adequate time to complete the valuation of its Affinia Acquisition. The Affinia and Lumière (as discussed below) acquisitions are not material to our consolidated financial statements, either individually or in the aggregate.
We are currently performing the annual goodwill impairment test as of October 1, 2014 for our Automotive segment which will be finalized during the fourth quarter of 2014.
Energy
We perform our annual goodwill impairment analysis as of April 30th of each year for our Energy segment, or more frequently if impairment indicators exist, in accordance with the provisions of FASB ASC Topic 350-20-35, Goodwill - Subsequent Measurement and FASB ASC Topic 820, Fair Value Measurement.  The first step of the impairment analysis involves comparing the fair values of these assets to the respective carrying values to determine the potential for goodwill impairment. The second step of the impairment test, if necessary, involves quantifying the level of goodwill impairment.  These fair values are based upon consideration of various valuation methodologies, including projected future cash flows discounted at rates of return commensurate with the risks involved and pricing multiples of current and future earnings observed for comparable public companies.
All of our Energy reporting units with goodwill passed "Step 1" of the April 30, 2014 goodwill impairment analysis.  Petroleum and Fertilizer, representing our Energy segment reporting units, had fair values that were substantially in excess of their carrying values. Based on the results of our "Step 1" goodwill impairment analysis for our Energy segment, we concluded

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

that no impairment existed and therefore "Step 2" of the goodwill impairment analysis was not necessary.  As of September 30, 2014, our Petroleum and Fertilizer reporting units had goodwill of $574 million and $356 million, respectively.
Railcar
We perform the annual goodwill impairment test as of March 1st of each year for our Railcar segment. For purposes of goodwill impairment testing, our Railcar segment's manufacturing reporting unit is the only reporting unit with allocated goodwill. We assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. If, however, we had determined that it was more likely than not that the fair value of the reporting unit was less than its carrying amount, then we would perform the first step of the two-step goodwill impairment test. In evaluating whether it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, we considered various qualitative and quantitative factors, including macroeconomic conditions, railcar industry trends and the fact that our Railcar segment's manufacturing reporting unit has historical positive operating cash flows that we anticipate will continue. After assessing these factors, we determined that it was more likely than not the fair value of our Railcar segment's manufacturing reporting unit was greater than its carrying amount, and therefore no further testing was necessary.
Gaming
As discussed in Note 2, "Operating Units - Gaming," on April 1, 2014, Tropicana consummated its previously announced acquisition of Lumière. A preliminary valuation of the assets of Lumière resulted in $252 million allocated to tangible net assets and $9 million allocated to other intangible assets based on the fair values of net assets acquired as of the acquisition date. The preliminary allocation of the fair value of the net assets acquired is subject to additional adjustment to provide Tropicana with adequate time to complete the valuation of its Lumière acquisition. The Affinia (as discussed above) and Lumière acquisitions are not material to our consolidated financial statements, either individually or in the aggregate.
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

9.	Property, Plant and Equipment, Net.
Property, plant and equipment, net consists of the following:

	Useful Life	September 30, 2014	December 31, 2013
	(in years)	(in millions)
Land		$493	$465
Buildings and improvements	4 - 40	2,326	2,107
Machinery, equipment and furniture	1 - 30	5,365	5,068
Assets leased to others	15 - 39	3,420	3,017
Construction in progress		740	632
		12,344	11,289
Less: Accumulated depreciation and amortization		(3,537)	(3,212)
Property, plant and equipment, net		$8,807	$8,077
Depreciation and amortization expense related to property, plant and equipment for the three months ended September 30, 2014 and 2013 was $180 million and $160 million, respectively, and $522 million and $462 million for the nine months ended September 30, 2014 and 2013, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

10.	Debt.
Debt consists of the following:

	Icahn Enterprises		Icahn Enterprises Holdings
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(in millions)		(in millions)
5.875% senior unsecured notes due 2022 - Icahn Enterprises/Icahn Enterprises Holdings	$1,337	$—	$1,337	$—
6.00% senior unsecured notes due 2020 - Icahn Enterprises/Icahn Enterprises Holdings	1,709	493	1,709	493
4.875% senior unsecured notes due 2019 - Icahn Enterprises/Icahn Enterprises Holdings	1,270	—	1,270	—
8.00% senior unsecured notes due 2018 - Icahn Enterprises/Icahn Enterprises Holdings	—	2,473	—	2,470
3.50% senior unsecured notes due 2017 - Icahn Enterprises/Icahn Enterprises Holdings	1,170	—	1,170	—
7.75% senior unsecured notes due 2016 - Icahn Enterprises/Icahn Enterprises Holdings	—	1,050	—	1,047
Debt facilities - Automotive	2,589	2,494	2,589	2,494
Debt facilities - Energy	500	500	500	500
Credit facilities - Energy	125	125	125	125
Debt and credit facilities - Railcar	2,057	1,448	2,057	1,448
Credit facilities - Gaming	296	298	296	298
Senior secured notes and revolving credit facility - Food Packaging	272	215	272	215
Mortgages payable - Real Estate	31	49	31	49
Other	163	150	163	150
	$11,519	$9,295	$11,519	$9,289
Senior Unsecured Notes - Icahn Enterprises and Icahn Enterprises Holdings
5.875% Senior Unsecured Notes Due 2022
On January 29, 2014, we and a wholly owned subsidiary of ours, Icahn Enterprises Finance Corp. (“Icahn Enterprises Finance”), (collectively, the “Issuers”), issued $1.350 billion in aggregate principal amount of 5.875% Senior Notes due 2022 (the “2022 Notes”) pursuant to the purchase agreement, dated January 22, 2014 (the “2022 Notes Purchase Agreement”), by and among the Issuers, Icahn Enterprises Holdings, as guarantor, and Jefferies LLC, as initial purchaser (the “2022 Notes Purchaser”). The 2022 Notes were priced at 100.000% of their face amount.  The net proceeds from the sale of the 2022 Notes were approximately $1.340 billion after deducting the initial purchaser’s discount and commission and estimated fees and expenses related to the offering. Interest on the 2022 Notes will be payable on February 1 and August 1 of each year, commencing August 1, 2014. The 2022 Notes Purchase Agreement contains customary representations, warranties and covenants of the parties and indemnification and contribution provisions whereby the Issuers and the Guarantor, on the one hand, and the 2022 Notes Purchaser, on the other, have agreed to indemnify each other against certain liabilities.
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
September 30, 2014 (Unaudited)

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
September 30, 2014 (Unaudited)

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
We used the proceeds from the issuance of the Additional 2020 Notes, the 2019 Notes, and the 2017 Notes to refinance our 2010-2012 Notes (as defined below). As a result of this refinancing, we purchased $3.500 billion aggregate principal of the 2010-2012 Notes and recognized a loss of $108 million on extinguishment of debt during the first quarter of 2014, and is reflected in other income, net in the consolidated statements of operations. The 2016 Notes (as defined below) and the 2018 Notes (as defined below) comprising the 2010-2012 Notes were discharged in full on February 6, 2014.
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
September 30, 2014 (Unaudited)

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
As of September 30, 2014 and December 31, 2013, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of September 30, 2014, based on covenants in the indentures governing our senior unsecured notes, we are permitted to incur approximately $1.8 billion in additional indebtedness.
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
September 30, 2014 (Unaudited)

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
The New Federal-Mogul Term Facilities, among other things, (i) provide for aggregate commitments under the New Tranche B Facility of $700 million with a maturity date of April 15, 2018, (ii) provide for aggregate commitments under the New Tranche C Facility of approximately $1.9 billion with a maturity date of April 15, 2021, (iii) increase the interest rates applicable to the New Federal-Mogul Facilities as described below, (iv) provide that for all outstanding letters of credit there is a corresponding decrease in borrowings available under the Federal-Mogul Replacement Revolving Facility, (v) provide that in the event that as of a particular determination date more than $700 million aggregate principal amount of existing term loans and certain related refinancing indebtedness will become due within 91 days of such determination date, the Federal-Mogul Replacement Revolving Facility will mature on such determination date, (vi) provide for additional incremental indebtedness, secured on a pari passu basis, of an unlimited amount of additional indebtedness if Federal-Mogul meets a financial covenant incurrence test, and (vii) amend certain other restrictive covenants. Pursuant to the New Federal-Mogul Term Facilities, Federal-Mogul Holdings Corporation assumed all of the obligations of Federal-Mogul Corporation with respect to the Federal-Mogul Replacement Revolving Facility.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

The Federal-Mogul Credit Agreement contains certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. Pursuant to the terms of the credit facility, $50 million of the tranche C term loan proceeds were deposited in a term letter of credit account. At September 30, 2014 and December 31, 2013, Federal-Mogul was in compliance with all debt covenants.
As September 30, 2014 and December 31, 2013, the borrowing availability under the Federal-Mogul Replacement Revolving Facility was $516 million and $550 million, respectively. Federal-Mogul had $34 million and $39 million of letters of credit outstanding as September 30, 2014 and December 31, 2013, respectively, pertaining to Federal-Mogul's term loan credit facility. To the extent letters of credit associated with the Federal-Mogul Replacement Revolving Facility are issued, there is a corresponding decrease in borrowings available under this facility.
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
The CVR 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The CVR 2022 Notes provide that CVR Refining can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the CVR 2022 Notes. As of September 30, 2014, CVR Refining was in compliance with the covenants contained in the CVR 2022 Notes.
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
September 30, 2014 (Unaudited)

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
The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of CVR Refining and its respective subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined therein. CVR Refining was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of September 30, 2014.
As of September 30, 2014, CVR Refining and its subsidiaries had availability under the Amended and Restated ABL Credit Facility of $373 million and had letters of credit outstanding of $27 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of September 30, 2014.
CVR Partners Credit Facility
On April 13, 2011, CRNF, as borrower, and CVR Partners, as guarantor, entered into a new credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125 million and a revolving credit facility of $25 million, which was undrawn as of September 30, 2014, with an uncommitted incremental facility of up to $50 million. No amounts were outstanding under the revolving credit facility at September 30, 2014. There is no scheduled amortization of the credit facility, which matures in April 2016.
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
The credit facility requires CVR Partners to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets and the ability of CVR Partners to dispose of assets, to make restricted payments, investments and acquisitions, and the ability to enter into sale-leaseback transactions or affiliate transactions. The credit facility provides that CVR Partners can make distributions to holders of its common units provided, among other things, it is in compliance with the leverage ratio and interest coverage ratio on a pro forma basis after giving effect to any distribution and there is no default or event of default under the credit facility. As of September 30, 2014, CRNF was in compliance with the covenants contained in the credit facility.
Debt and Credit Facilities - Railcar
ARI
2007 Senior Unsecured Notes
In February 2007, ARI issued $275 million senior unsecured fixed rate notes that were subsequently exchanged for registered notes in March 2007 (the “ARI Notes”). In September 2012, ARI voluntarily redeemed $100 million of its ARI Notes utilizing cash on hand. On March 1, 2013, ARI voluntarily redeemed the remaining $175 million of its ARI Notes outstanding. In connection with these redemptions, ARI recorded a loss on extinguishment of debt of less than $1 million in the first quarter of 2013, which is reflected in other income, net in our consolidated statements of operations.
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
September 30, 2014 (Unaudited)

outstanding principal balance on the Original ARI Term Loan was $195 million. The Original ARI Term Loan, which had a maturity date of February 27, 2018, bore interest at one-month LIBOR plus 2.5%, for a rate of 2.7% as of December 31, 2013. The Original ARI Term Loan was paid in full during the first quarter of 2014 in connection with the refinancing transaction discussed below.
2014 Lease Fleet Financing
In January 2014, the ARI Subsidiary refinanced its Original ARI Term Loan under an amended and restated credit agreement (the "ARI Amended and Restated Credit Agreement") to, among other things, increase the aggregate borrowings available thereunder. In connection with the refinancing, the ARI Subsidiary received borrowings of $316 million, net of fees and expenses (the "Refinanced Term Loan"). Of this amount, $194 million was used to refinance the Original ARI Term Loan, resulting in net proceeds of $122 million. In conjunction with the refinancing, ARI incurred a $2 million loss on extinguishment of debt, which is reflected in other income, net in our consolidated statements of operations.
The terms of the ARI Amended and Restated Credit Agreement also provided ARI Subsidiary with the right, but not the obligation, within the 90 day period ended October 15, 2014, to increase the amount of the facility in an aggregate additional amount not to exceed $100 million subject to the conditions set forth in the ARI Amended and Restated Credit Agreement. ARI Subsidiary did not exercise this right. However, ARI, through a certain subsidiary, entered into a lease fleet financing facility as further described in Note 18, "Subsequent Events - Railcar."
The Refinanced Term Loan accrues interest at a rate per annum equal to the 1-month LIBOR rate plus 2.0%, for a rate of 2.2% as of September 30, 2014, subject to an alternative rate as set forth in the ARI Amended and Restated Credit Agreement. The interest rate increases by 2.0% following certain events of default.
Pursuant to the terms of the Original ARI Term Loan and the ARI Amended and Restated Credit Agreement, ARI is required to maintain deposits in an interest reserve bank account equal to nine and seven months, respectively, of interest payments. As of both September 30, 2014 and December 31, 2013, the interest reserve amount was $4 million. ARI is required to pay principal at an annual rate of 3.33% of the borrowed amount via monthly payments that are due on the Payment Date, which commenced on February 17, 2014 in relation to the ARI Amended and Restated Credit Agreement with any remaining balance payable on the final scheduled maturity date. The ARI Amended and Restated Credit Agreement may be prepaid at any time without premium or penalty, other than customary LIBOR breakage fees. ARI Subsidiary is required to maintain a loan to value ratio of at least 80% of the Net Aggregate Equipment Value, as defined in the ARI Amended and Restated Credit Agreement.
The ARI Amended and Restated Credit Agreement contains certain representations, warranties, and affirmative and negative covenants applicable to ARI and/or the ARI Subsidiary. Key covenants include limitations on the ARI Subsidiary’s indebtedness, liens, investments, acquisitions, asset sales, redemption payments, and affiliate and extraordinary transactions; full cash sweep; covenants relating to the maintenance of the ARI Subsidiary as a separate legal entity; financial and other reporting and periodic appraisals; maintenance of railcars, leases, and other assets; and the ARI Subsidiary’s compliance with a Debt Service Coverage Ratio (as defined in the Amended and Restated Credit Agreement) of 1.05:1.00, measured quarterly on a nine-month trailing basis, and subject to up to a 75-135 day cure period.
The ARI Amended and Restated Credit Agreement also obligates the ARI Subsidiary and ARI to maintain ARI’s separateness and to ensure that the collections from the railcar leases along with the railcars that secure the ARI Amended and Restated Credit Agreement are managed in accordance with the credit agreement. Additionally, ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be transferred to the ARI Subsidiary and without any adverse selection, to cause ARL, as the manager, to maintain, lease, and re-lease the ARI Subsidiary’s equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace railcars that are reported as Eligible Units (as defined in the credit agreement) when they are not Eligible Units, subject to limitations on liability set forth in the credit agreement. ARI was in compliance with all of its covenants under the ARI Amended and Restated Credit Agreement as of September 30, 2014.
The ARI Amended and Restated Credit Agreement and the Original ARI Term Loan are secured by a first lien on substantially all assets of ARI Subsidiary, consisting of railcars, railcar leases, receivables and related assets, subject to borrowing base calculations and limited exceptions. As of September 30, 2014 and December 31, 2013, the net book value of the railcars that were pledged as part of the ARI Amended and Restated Credit Agreement and the Original ARI Term Loan were $306 million and $217 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

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
The obligations under the ARL Sovereign Revolver bear interest at a variable rate based on LIBOR plus an applicable margin and are secured by railcars and related leases and lease receivables and are subject to certain covenants, including maintenance of certain financial ratios related to net worth, utilization and loan to value. As of September 30, 2014, ARL was in compliance with all debt covenants with respect to the Sovereign Revolver.
During the third quarter of 2014, ARL paid off the ARL Sovereign Revolver in full and had $120 million in availability under the ARL Sovereign Revolver. As of December 31, 2013, ARL had availability under the ARL Sovereign Revolver of $73 million and had outstanding borrowings of $47 million.
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
On March 27, 2014, RCF 2014, LLC, a subsidiary of ARL entered into a $300 million term loan (the “RCF Term Loan”) with the Royal Bank of Scotland PLC. Proceeds of the RCF Term Loan, along with $256 million in cash, were used to pay off a certain term note that matured in March 2014 with a certain subsidiary of ARL. The RCF Term Loan matures on September 27, 2014. Interest shall accrue on the principal balance at the rate of 30-day LIBOR plus 1.45%, with the rate to reset monthly and is payable monthly, commencing on April 15, 2014. The RCF Term Loan is secured by railcars and related leases and lease receivables and is subject to certain covenants, including maintenance of certain financial ratios related to net worth, utilization and loan to value. During September 2014, as discussed below, proceeds from the Credit Agricole Term Loan (as defined below) were used to pay off in full the RCF Term Loan.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

On September 3, 2014, RCF 2014, LLC, a subsidiary of ARL entered into a new $375 million term loan with Credit Agricole Corporate and Investment Bank ("Credit Agricole Term Loan") with a maturity date of September 3, 2021. Interest shall accrue on the principal balance of the loan at the rate of 30-day LIBOR plus 1.75%, with the rate to reset monthly. The loan is payable monthly, commencing on October 3, 2014.  Proceeds from the Credit Agricole Term Loan were used to pay off the RCF Term Loan and the ARL Sovereign Revolver.
On September 26, 2014, a subsidiary of ARL entered into a new $47 million term loan with Banc of America Leasing & Capital, LLC with a maturity date of September 26, 2021. Interest shall accrue on the principal balance of the loan at the rate of 30-day LIBOR plus 1.75%, with the rate to reset monthly. The loan is payable monthly, commencing on October 26, 2014.
On September 26, 2014, a subsidiary of ARL entered into a new $15 million term loan with Talmer Bank with a maturity date of October 1, 2019. Interest shall accrue on the principal balance at the rate of 30-day LIBOR plus 1.50%, with the rate to reset monthly that is payable monthly, commencing on October 26, 2014.
As of both September 30, 2014 and December 31, 2013, ARL and its wholly owned subsidiaries were in compliance with all debt covenants with respect to all of their term loans.
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
Each of the ARL 2012 Bond Securitization Notes and ARL 2014 Bond Securitization Notes is subject to certain covenants, including the maintenance of certain financial ratios related to net worth, utilization and debt service coverage. As of both September 30, 2014 and December 31, 2013, ARL was in compliance with all debt covenants with respect to the ARL 2012 Bond Securitization Notes and ARL 2014 Bond Securitization Notes.
The LIBOR rate was 0.15% and 0.17% at September 30, 2014 and December 31, 2013, respectively.
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
September 30, 2014 (Unaudited)

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
The Tropicana New Term Loan Facility accrues interest, at Tropicana's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Tropicana Revolving Facility accrues interest, at Tropicana's option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of September 30, 2014, the interest rate on the Tropicana New Term Loan Facility was 4.0% and the Tropicana Revolving Facility was undrawn and had $15 million of availability.
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
Key covenants binding Tropicana and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, and (ii) if, as of the last day of any fiscal quarter, the amount of outstanding revolving loans exceed 35% of the permitted borrowing under the Tropicana Revolving Facility, compliance with a maximum senior secured net leverage ratio test of 3.25:1.00. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against Tropicana or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the Tropicana New Credit Facilities and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) Tropicana's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. Tropicana was in compliance with the covenants of the Tropicana New Term Loan Facility at September 30, 2014.
Senior secured Notes and Revolving Credit Facility - Food Packaging
New Credit Facility
In connection with certain financing transactions, on January 30, 2014, Viskase entered into a credit agreement with UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent, and the Lenders parties thereto, providing for a $275 million senior secured covenant lite term loan facility (“Viskase Term Loan”). A portion of the proceeds from the Viskase Term Loan was used to satisfy and discharge all of the existing Viskase 9.875% Notes and Viskase recorded a loss of $16 million on

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

debt extinguishment during the first quarter of 2014, which is reflected in other income, net in the consolidated statements of operations.
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
Other
In its foreign operations, Viskase has unsecured lines of credit with various banks providing approximately $8 million of availability as of September 30, 2014. There were $1 million and $2 million borrowings under the lines of credit at September 30, 2014 and December 31, 2013, respectively.
Letters of credit in the amount of $1 million were outstanding under facilities with a commercial bank, and were cash collateralized at each of September 30, 2014 and December 31, 2013.
Mortgages Payable - Real Estate
Mortgages payable, all of which are non-recourse to us, bear interest at rates between 4.97% and 7.99% and have maturities between June 30, 2016 and October 31, 2028.
Other
Secured Revolving Credit Agreement - Home Fashion
On October 15, 2012, upon the expiration of a certain senior secured revolving credit facility of WPH, WPH entered into a new letter of credit facility (the "LC Facility"), with a nationally recognized bank (the "LC Issuer").  This one-year LC Facility, which was renewed on October 15, 2013, has a $10 million credit line. The letters of credit under the LC Facility are subject to 0.50% annual fee on the outstanding face amount of the letters of credit issued under the LC Facility, which face amount as of September 30, 2014 was $6 million. Obligations under the LC Facility are secured by a cash collateral account pledged by WPH to the LC Issuer.  The LC Facility does not contain any financial covenants.

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
September 30, 2014 (Unaudited)

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
Components of net periodic benefit cost for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Pension Benefits		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Service cost	$4	$4	$—	$—
Interest cost	19	17	4	4
Expected return on plan assets	(19)	(18)	—	—
Amortization of actuarial losses	2	7	1	1
Amortization of prior service credit	—	1	(2)	(2)
Curtailment gain	—	—	—	(19)
	$6	$11	$3	$(16)

	Pension Benefits		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Service cost	$12	$12	$—	$—
Interest cost	57	52	12	12
Expected return on plan assets	(56)	(53)	—	—
Amortization of actuarial losses	8	20	2	4
Amortization of prior service credit	—	1	(4)	(8)
Curtailment gain	—	—	—	(38)
	$21	$32	$10	$(30)

During the second quarter of 2013, Federal-Mogul ceased operations at one of its U.S. manufacturing locations. The resulting reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in Federal-Mogul’s U.S. Welfare Benefit Plan triggered the recognition of a $19 million OPEB curtailment gain, which is included as a reduction to selling, general and administrative expenses in the consolidated statements of operations for the nine months ended September 30, 2013. Additionally, in the third quarter of 2013, Federal-Mogul completed the sale of its fuel manufacturing facility and research and development center located in the U.S., resulting in the termination of certain employees that participated in Federal-Mogul's U.S. Welfare Benefit Plan. The resulting reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in Federal-Mogul's U.S. Welfare Benefit Plan triggered the recognition of an additional OPEB curtailment gain of $19 million, which is included in the determination of net gain (loss) on disposition of assets within other income, net in the consolidated statements of operations for the three and nine months ended September 30, 2013. Our Automotive segment recorded aggregate OPEB curtailment gains of $19 million and $38 million for the three and nine months ended September 30, 2013, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

12.	Net Income Per LP Unit.
The following table sets forth the allocation of net income attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted income per LP unit of Icahn Enterprises for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions, except per unit data)
Net (loss) income attributable to Icahn Enterprises	$(355)	$472	$105	$803
Net (loss) income attributable to Icahn Enterprises allocable to limited partners (98.01% allocation)	$(348)	$463	$103	$787

Basic (loss) income per LP unit	$(2.90)	$4.13	$0.87	$7.22
Basic weighted average LP units outstanding	120	112	118	109

Dilutive effect of variable rate convertible notes:
Income				$2
Units				1

Dilutive effect of unit distribution declared:
Income		$—		$—
Units		1		—

Diluted (loss) income per LP unit	$(2.90)	$4.10	$0.87	$7.17
Diluted weighted average LP units outstanding	120	113	118	110
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
Net proceeds from this equity offering were $194 million during the nine months ended September 30, 2013 after deducting underwriting discounts, commissions and other offering related fees and expenses. Additionally, in connection with this equity offering, our general partner made aggregate contributions of $4 million to Icahn Enterprises and Icahn Enterprises Holdings during the nine months ended September 30, 2013 in order to maintain its 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings.
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
September 30, 2014 (Unaudited)

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
On July 31, 2014, Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. As a result, on September 25, 2014, Icahn Enterprises distributed an aggregate 1,446,074 depositary units to unit holders electing to receive depositary units in connection with this distribution.
Mr. Icahn and his affiliates elected to receive a majority of their proportionate share of these distributions in depositary units. As of November 3, 2014, Mr. Icahn and his affiliates owned 88.3% of Icahn Enterprises outstanding depositary units.

13.	Segment Reporting.
As of September 30, 2014, our nine operating segments, which also constitute our reporting segments, are: (1) Investment; (2) Automotive; (3) Energy; (4) Metals; (5) Railcar; (6) Gaming; (7) Food Packaging; (8) Real Estate; and (9) Home Fashion. Our determination of what constitutes an operating segment is based on the various industries in which our businesses operate and how we manage those businesses in accordance with our investment strategy. We assess and measure segment operating results based on net income from continuing operations attributable to Icahn Enterprises and Icahn Enterprises Holdings, as disclosed below. In addition to our nine reporting segments, we present the results of the Holding Company, which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company. See Note 2, “Operating Units,” for a detailed description of each of our reporting segments.
Icahn Enterprises
Icahn Enterprises' condensed statements of operations by reporting segment for the three and nine months ended September 30, 2014 and 2013 are presented below:

	Three Months Ended September 30, 2014
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,871	$2,280	$186	$74	$—	$95	$5	$46	$—	$4,557
Other revenues from operations	—	—	—	—	108	220	—	22	—	—	350
Net (loss) gain from investment activities	(501)	—	2	—	—	—	—	—	—	(93)	(592)
Interest and dividend income	58	1	1	—	1	1	—	—	—	—	62
Other (loss) income, net	(1)	18	26	1	(1)	(1)	(1)	—	2	2	45
	(444)	1,890	2,309	187	182	220	94	27	48	(91)	4,422
Expenses:
Cost of goods sold	—	1,609	2,251	188	55	—	73	3	39	—	4,218
Other expenses from operations	—	—	—	—	44	108	—	14	—	—	166
Selling, general and administrative	37	222	39	5	11	90	13	4	7	3	431
Restructuring	—	25	—	—	—	—	—	—	(2)	—	23
Impairment	—	1	—	—	—	—	—	3	—	—	4
Interest expense	87	35	10	—	16	4	3	—	—	71	226
	124	1,892	2,300	193	126	202	89	24	44	74	5,068
(Loss) income before income tax (expense) benefit	(568)	(2)	9	(6)	56	18	5	3	4	(165)	(646)
Income tax (expense) benefit	—	1	2	3	(12)	(5)	(3)	—	—	33	19
Net (loss) income	(568)	(1)	11	(3)	44	13	2	3	4	(132)	(627)
Less: net loss (income) attributable to non-controlling interests	298	3	(8)	—	(15)	(5)	(1)	—	—	—	272
Net (loss) income attributable to Icahn Enterprises	$(270)	$2	$3	$(3)	$29	$8	$1	$3	$4	$(132)	$(355)

Supplemental information:
Capital expenditures	$—	$109	$56	$17	$188	$23	$6	$—	$—	$—	$399
Depreciation and amortization(1)	$—	$88	$54	$7	$27	$14	$5	$6	$1	$—	$202

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

	Three Months Ended September 30, 2013
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,713	$1,977	$243	$108	$—	$95	$—	$45	$—	$4,181
Other revenues from operations	—	—	—	—	83	153	—	23	—	—	259
Net gain (loss) from investment activities	1,229	—	—	—	—	—	—	—	—	(28)	1,201
Interest and dividend income	42	1	—	—	3	—	—	—	—	—	46
Other (loss) income, net	—	(4)	79	—	2	—	(1)	—	2	6	84
	1,271	1,710	2,056	243	196	153	94	23	47	(22)	5,771
Expenses:
Cost of goods sold	—	1,459	1,919	246	90	—	74	(1)	38	—	3,825
Other expenses from operations	—	—	—	—	41	79	—	14	—	—	134
Selling, general and administrative	44	190	34	6	10	61	12	4	7	3	371
Restructuring	—	4	—	—	—	—	—	—	1	—	5
Impairment	—	1	—	—	—	—	—	1	—	—	2
Interest expense	4	28	12	—	12	4	5	1	—	75	141
	48	1,682	1,965	252	153	144	91	19	46	78	4,478
Income (loss) before income tax (expense) benefit	1,223	28	91	(9)	43	9	3	4	1	(100)	1,293
Income tax (expense) benefit	—	(4)	(23)	4	(14)	(1)	1	—	—	(20)	(57)
Net income (loss)	1,223	24	68	(5)	29	8	4	4	1	(120)	1,236
Less: net (income) loss attributable to non-controlling interests	(694)	(6)	(35)	—	(25)	(3)	(1)	—	—	—	(764)
Net income (loss) attributable to Icahn Enterprises	$529	$18	$33	$(5)	$4	$5	$3	$4	$1	$(120)	$472

Supplemental information:
Capital expenditures	$—	$84	$69	$5	$101	$10	$3	$1	$5	$—	$278
Depreciation and amortization(1)	$—	$75	$53	$8	$24	$9	$4	$6	$2	$—	$181

	Nine Months Ended September 30, 2014
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$5,522	$7,268	$563	$314	$—	$276	$13	$134	$—	$14,090
Other revenues from operations	—	—	—	—	302	571	—	61	—	—	934
Net gain (loss) from investment activities	648	—	(1)	—	—	—	—	—	—	(138)	509
Interest and dividend income	154	3	2	—	2	2	—	—	—	2	165
Other income (loss), net	1	(1)	171	1	(4)	37	(16)	3	3	(102)	93
	803	5,524	7,440	564	614	610	260	77	137	(238)	15,791
Expenses:
Cost of goods sold	—	4,689	6,856	571	242	—	208	7	114	—	12,687
Other expenses from operations	—	—	—	—	131	288	—	39	—	—	458
Selling, general and administrative	147	622	106	17	33	242	35	10	22	13	1,247
Restructuring	—	63	—	—	—	—	—	—	(2)	—	61
Impairment	—	3	—	—	—	—	—	3	—	—	6
Interest expense	189	92	28	—	43	10	11	2	—	218	593
	336	5,469	6,990	588	449	540	254	61	134	231	15,052
Income (loss) before income tax (expense) benefit	467	55	450	(24)	165	70	6	16	3	(469)	739
Income tax (expense) benefit	—	(27)	(100)	11	(38)	(18)	(4)	—	—	10	(166)
Net income (loss)	467	28	350	(13)	127	52	2	16	3	(459)	573
Less: net income attributable to non-controlling interests	(231)	(7)	(165)	—	(47)	(17)	(1)	—	—	—	(468)
Net income (loss) attributable to Icahn Enterprises	$236	$21	$185	$(13)	$80	$35	$1	$16	$3	$(459)	$105

Supplemental information:
Capital expenditures	$—	$282	$171	$24	$438	$52	$16	$1	$2	$—	$986
Depreciation and amortization(1)	$—	$251	$162	$19	$78	$36	$16	$17	$5	$—	$584

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

	Nine Months Ended September 30, 2013
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$5,212	$6,550	$737	$334	$—	$276	$2	$141	$—	$13,252
Other revenues from operations	—	—	—	—	238	445	—	63	—	—	746
Net gain (loss) from investment activities	1,590	—	—	—	2	—	—	—	—	(41)	1,551
Interest and dividend income	114	2	1	—	8	—	—	—	—	1	126
Other income (loss), net	2	(37)	184	—	3	—	(25)	—	3	5	135
	1,706	5,177	6,735	737	585	445	251	65	144	(35)	15,810
Expenses:
Cost of goods sold	—	4,430	5,825	749	266	—	211	—	124	—	11,605
Other expenses from operations	—	—	—	—	120	224	—	38	—	—	382
Selling, general and administrative	84	564	102	20	31	178	35	10	23	12	1,059
Restructuring	—	20	—	—	—	—	—	—	2	—	22
Impairment	—	3	—	—	—	2	—	2	—	—	7
Interest expense	6	86	39	—	37	11	16	3	—	224	422
	90	5,103	5,966	769	454	415	262	53	149	236	13,497
Income (loss) before income tax (expense) benefit	1,616	74	769	(32)	131	30	(11)	12	(5)	(271)	2,313
Income tax (expense) benefit	—	(28)	(217)	14	(40)	(2)	1	—	—	(2)	(274)
Net income (loss)	1,616	46	552	(18)	91	28	(10)	12	(5)	(273)	2,039
Less: net (income) loss attributable to non-controlling interests	(926)	(15)	(212)	—	(76)	(10)	3	—	—	—	(1,236)
Net income (loss) attributable to Icahn Enterprises	$690	$31	$340	$(18)	$15	$18	$(7)	$12	$(5)	$(273)	$803

Supplemental information:
Capital expenditures	$—	$270	$184	$11	$260	$45	$12	$2	$6	$—	$790
Depreciation and amortization(1)	$—	$219	$154	$20	$68	$25	$15	$17	$6	$—	$524

(1)
Excludes amounts related to the amortization of deferred financing costs and debt discounts and premiums included in interest expense in the amounts of $4 million and $8 million for the three months ended September 30, 2014 and 2013, respectively, and $17 million and $25 million for the nine months ended September 30, 2014 and 2013, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

Icahn Enterprises' condensed balance sheets by reporting segment as of September 30, 2014 and December 31, 2013 are presented below:

	September 30, 2014
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$6	$469	$793	$17	$424	$184	$37	$57	$19	$1,074	$3,080
Cash held at consolidated affiliated partnerships and restricted cash	1,235	—	—	3	35	16	1	2	6	3	1,301
Investments	13,910	268	94	—	28	32	—	—	—	131	14,463
Accounts receivable, net	—	1,446	230	69	41	12	66	7	33	—	1,904
Inventories, net	—	1,241	517	74	105	—	76	—	74	—	2,087
Property, plant and equipment, net	—	2,163	2,697	135	2,239	702	152	642	74	3	8,807
Goodwill and intangible assets, net	—	1,763	1,292	8	7	75	10	61	3	—	3,219
Other assets	365	487	164	22	67	53	87	18	16	58	1,337
Total assets	$15,516	$7,837	$5,787	$328	$2,946	$1,074	$429	$787	$225	$1,269	$36,198
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$394	$2,092	$1,572	$62	$251	$159	$69	$22	$31	$194	$4,846
Securities sold, not yet purchased, at fair value	1,111	—	—	—	—	—	—	—	—	—	1,111
Due to brokers	3,800	—	—	—	—	—	—	—	—	—	3,800
Post-employment benefit liability	—	1,018	—	1	4	—	27	—	—	—	1,050
Debt	—	2,695	675	3	2,057	296	274	33	—	5,486	11,519
Total liabilities	5,305	5,805	2,247	66	2,312	455	370	55	31	5,680	22,326

Equity attributable to Icahn Enterprises	4,824	1,589	1,825	262	675	429	40	732	194	(4,411)	6,159
Equity attributable to non-controlling interests	5,387	443	1,715	—	(41)	190	19	—	—	—	7,713
Total equity	10,211	2,032	3,540	262	634	619	59	732	194	(4,411)	13,872
Total liabilities and equity	$15,516	$7,837	$5,787	$328	$2,946	$1,074	$429	$787	$225	$1,269	$36,198

	December 31, 2013
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$3	$761	$842	$31	$417	$359	$19	$32	$16	$782	$3,262
Cash held at consolidated affiliated partnerships and restricted cash	321	—	—	4	27	31	1	3	6	3	396
Investments	11,826	253	—	—	31	34	—	—	—	117	12,261
Accounts receivable, net	—	1,297	242	62	34	10	67	3	35	—	1,750
Inventories, net	—	1,068	527	85	90	—	72	—	60	—	1,902
Property, plant and equipment, net	—	2,038	2,684	129	1,889	444	156	656	78	3	8,077
Goodwill and intangible assets, net	—	1,715	1,307	9	7	67	11	68	3	—	3,187
Other assets	47	413	146	14	52	51	79	18	24	66	910
Total assets	$12,197	$7,545	$5,748	$334	$2,547	$996	$405	$780	$222	$971	$31,745
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$757	$1,763	$1,550	$57	$204	$132	$80	$18	$31	$351	$4,943
Securities sold, not yet purchased, at fair value	884	—	—	—	—	—	—	—	—	—	884
Due to brokers	2,203	—	—	—	—	—	—	—	—	—	2,203
Post-employment benefit liability	—	1,072	—	1	5	—	33	—	—	—	1,111
Debt	—	2,586	676	3	1,448	298	217	51	—	4,016	9,295
Total liabilities	3,844	5,421	2,226	61	1,657	430	330	69	31	4,367	18,436

Equity attributable to Icahn Enterprises	3,696	1,660	1,926	273	591	392	55	711	191	(3,403)	6,092
Equity attributable to non-controlling interests	4,657	464	1,596	—	299	174	20	—	—	7	7,217
Total equity	8,353	2,124	3,522	273	890	566	75	711	191	(3,396)	13,309
Total liabilities and equity	$12,197	$7,545	$5,748	$334	$2,547	$996	$405	$780	$222	$971	$31,745

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

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

	Three Months Ended September 30,						September 30,	December 31,
	2014			2013			2014	2013
	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Total Assets	Total Assets
	(in millions)						(in millions)
Investment	$87	$(568)	$(270)	$4	$1,223	$529	$15,516	$12,197
Automotive	35	(1)	2	28	24	18	7,837	7,545
Energy	10	11	3	12	68	33	5,787	5,748
Metals	—	(3)	(3)	—	(5)	(5)	328	334
Railcar	16	44	29	12	29	4	2,946	2,547
Gaming	4	13	8	4	8	5	1,074	996
Food Packaging	3	2	1	5	4	3	429	405
Real Estate	—	3	3	1	4	4	787	780
Home Fashion	—	4	4	—	1	1	225	222
Holding Company	71	(132)	(132)	75	(120)	(120)	1,292	987
Consolidated	$226	$(627)	$(355)	$141	$1,236	$472	$36,221	$31,761

	Nine Months Ended September 30,
	2014			2013
	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings
	(in millions)
Investment	$189	$467	$236	$6	$1,616	$690
Automotive	92	28	21	86	46	31
Energy	28	350	185	39	552	340
Metals	—	(13)	(13)	—	(18)	(18)
Railcar	43	127	80	37	91	15
Gaming	10	52	35	11	28	18
Food Packaging	11	2	1	16	(10)	(7)
Real Estate	2	16	16	3	12	12
Home Fashion	—	3	3	—	(5)	(5)
Holding Company	217	(458)	(458)	224	(273)	(273)
Consolidated	$592	$574	$106	$422	$2,039	$803
Amounts related to the amortization of debt discounts and premiums included in interest expense for the consolidated results of Icahn Enterprises Holdings were $3 million and $8 million for the three months ended September 30, 2014 and 2013, respectively, and $16 million and $25 million for the nine months ended September 30, 2014 and 2013, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

14.	Income Taxes.
For the three months ended September 30, 2014, both Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax benefit of $19 million on pre-tax loss of $646 million compared to an income tax expense of $57 million on pre-tax income of $1,293 million for the three months ended September 30, 2013. Our effective income tax rate was 2.9% and 4.4% for the three months ended September 30, 2014 and 2013, respectively.
For the three and nine months ended September 30, 2014, the difference between the effective tax rate and statutory federal rate of 35% is primarily due to partnership income not subject to taxation, as such taxes are the responsibility of the partners.
For the nine months ended September 30, 2014, both Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $166 million on pre-tax income of $739 million compared to an income tax expense of $274 million on pre-tax income of $2,313 million for the nine months ended September 30, 2013. Our effective income tax rate was 22.5% and 11.8% for the nine months ended September 30, 2014 and 2013, respectively.
For the nine months ended September 30, 2014 and 2013, the difference between the effective tax rate and statutory federal rate of 35% is primarily due to partnership income not subject to taxation, as such taxes are the responsibility of the partners.
We previously disclosed the details of our deferred tax assets, including the amount of our tax loss carryforwards, the expiration dates thereof and the valuation allowance related to our deferred tax assets in our Annual Report on Form 10-K. In assessing the recoverability of its deferred tax assets, management regularly considers whether some portion or all of the deferred tax assets will not be realized based on the recognition threshold and measurement of a tax position in accordance with FASB ASC Topic 740, Income Taxes. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income (exclusive of reversing temporary differences) and tax planning strategies in making this assessment. At December 31, 2013, our net deferred tax assets included $220 million of deferred tax assets attributable to our Gaming segment which were fully offset by a valuation allowance at such date.
 In accordance with FASB ASC Topic 740, Income Taxes, based upon the level of historical book and tax operating losses, our Gaming segment continues to maintain a deferred tax valuation allowance against its deferred tax assets through September 30, 2014. Our Gaming segment, however, has experienced improved earnings trends and has had cumulative net book income for 2012 and 2013. The nine-month period ended September 30, 2014 has continued with positive earnings. Additionally, current market conditions in Atlantic City, New Jersey, a location in which our Gaming segment operates and derives a significant portion of its revenues, have been volatile, but our Gaming segment has currently been able to meet its income projections. If such earnings trends in this volatile market continue, and current expectations for future taxable income are met, our Gaming segment is likely to release the valuation allowance on all or a significant portion of its net deferred tax assets in the near term, perhaps as early as the fourth quarter of 2014.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

15.	Changes in Accumulated Other Comprehensive Loss.
Changes in accumulated other comprehensive loss consists of the following:

	Post-Employment Benefits, Net of Tax	Hedge Instruments, Net of Tax	Translation Adjustments and Other, Net of Tax	Total
	(in millions)
Balance, December 31, 2013	$(464)	$(26)	$(315)	$(805)
Other comprehensive income (loss) before reclassifications, net of tax	7	1	(127)	(119)
Reclassifications from accumulated other comprehensive loss to earnings(1)	6	2	(7)	1
Other comprehensive income (loss), net of tax	13	3	(134)	(118)
Balance, September 30, 2014	$(451)	$(23)	$(449)	$(923)

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

16.	Other Income, Net.
Other income, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Realized and unrealized gain on derivatives, net	$26	$73	$171	$173
Gain (loss) on disposition of assets	2	(5)	4	(55)
(Loss) gain on extinguishment of debt	—	—	(162)	5
Tax settlement gain (loss)	—	—	32	(23)
Equity earnings from non-consolidated affiliates	13	7	39	24
Foreign currency translation loss	—	(6)	(5)	(8)
Other	4	15	14	19
	$45	$84	$93	$135
As further described in Note 10, "Debt," during the nine months ended September 30, 2014, we had various debt refinancing transactions and recorded an aggregate loss on extinguishment of debt of $162 million.
As further described in Note 17, "Commitments and Contingencies - Gaming," during the first quarter of 2014, our Gaming segment received $32 million in cash as payment to satisfy future credits in connection with a certain negotiated tax settlement.
During the first quarter of 2013, our Automotive segment recorded a loss on disposal of assets of $47 million related to the disposal of its sintered components operations located in France. During the second quarter of 2013, our Automotive segment recorded a loss on disposition of assets of $5 million related to its connecting rod manufacturing facility located in Canada and its camshaft foundry located in the United Kingdom. During the third quarter of 2013, our Automotive segment recorded a loss on disposition of assets relating to its fuel pump business of $6 million, which is net of a $19 million OPEB curtailment gain, as discussed further in Note 11, "Pension, Other Post-employment Benefits and Employee Benefit Plans." Because the financial results from the disposal of this business were not material, individually or in the aggregate, to our consolidated financial statements, we did not reflect the dispositions of these businesses as discontinued operations in 2013 or on a retrospective basis.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

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
Total environmental liabilities, determined on an undiscounted basis, were $14 million and $14 million as of September 30, 2014 and December 31, 2013, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.
Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At September 30, 2014, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $42 million.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

Asset Retirement Obligations
Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $25 million and $26 million as of September 30, 2014 and December 31, 2013, respectively, for asset retirement obligations ("ARO"), primarily related to anticipated costs of removing hazardous building materials at its facilities, and has considered impairment issues that may result from capitalization of these ARO amounts.
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
Other Matters
On April 25, 2014, a group of plaintiffs brought an action against Federal-Mogul Products, Inc. (“F-M Products”), a wholly-owned subsidiary of Federal-Mogul, alleging injuries and damages associated with the discharge of chlorinated hydrocarbons by the former owner of a facility located in Kentucky.  Since 1998, when F-M Products acquired the facility, it has been cooperating with the applicable regulatory agencies on remediating the prior discharges pursuant to an order entered into by the facility’s former owner.  Federal-Mogul is currently unable to estimate any reasonably possible range of loss for reasons including that the plaintiffs did not claim any amount of damages in their complaint. F-M Products intends to vigorously defend this litigation.
Energy
Unconditional Purchase Obligations
CVR has minimum required payments for unconditional purchase obligations of approximately $1.4 billion. This amount includes $930 million payable ratably over 17 years pursuant to petroleum transportation service agreements between CRRM and each of TransCanada Keystone Pipeline Limited Partnership and TransCanada Keystone Pipeline, LP (together, "TransCanada"). Under the agreements, CRRM receives transportation for at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of 20 years on TransCanada's Keystone pipeline system.
CVR leases various equipment, including railcars, and real properties under long-term operating leases expiring at various dates. For each of the three months ended September 30, 2014 and 2013 lease expense was $2 million. For each of the nine months ended September 30, 2014 and 2013 lease expense was $7 million. The lease agreements have various remaining terms. Some agreements are renewable, at CVR's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. Additionally, in the normal course of business, CVR has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services.
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
Litigation
From time to time, CVR is involved in various lawsuits arising in the normal course of business, including matters such as those described below under "Environmental, Health and Safety Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. It is possible that management’s estimates of the outcomes will change due to uncertainties inherent in litigation and settlement negotiations. Except as described below for our Energy segment, there were no new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2013 and filings of quarterly reports on Form 10-Q during 2014 (the "2014 Form 10-Qs"). In the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

opinion of CVR's management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying consolidated financial statements. There can be no assurance that management’s beliefs or opinions with respect to liability for potential litigation matters will prove to be accurate.
On June 21, 2012, Goldman, Sachs & Co. (“GS”) filed suit against CVR in state court in New York, alleging that CVR failed to pay GS fees allegedly due to GS by CVR pursuant to an engagement letter dated March 21, 2012, which according to the allegations set forth in the complaint, provided that GS was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's stock, made by Carl C. Icahn and certain of his affiliates. On September 8, 2014, the court (in its decision granting GS’s motion for summary judgment against CVR) directed the court clerk to enter judgment against CVR in the amount of approximately $22.6 million, which has been fully accrued as of September 30, 2014. CVR filed its notice of appeal on October 3, 2014 and intends to vigorously pursue the appeal.
On August 10, 2012, Deutsche Bank (“DB”) filed suit against CVR in state court in New York, alleging that CVR failed to pay DB fees allegedly due to DB by CVR pursuant to an engagement letter dated March 23, 2012, which according to the allegations set forth in the complaint, provided that DB was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's stock made by Carl C. Icahn and certain of his affiliates.  On September 8, 2014, the court (in its decision granting DB’s motion for summary judgment against CVR) directed the court clerk to enter judgment against CVR in the amount of approximately $22.7 million, which has been fully accrued as of September 30, 2014. CVR filed its notice of appeal on October 3, 2014 and intends to vigorously pursue the appeal. On October 27, 2014, CVR paid the judgment to DB, subject to a right of refund if it is successful on appeal.
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
September 30, 2014 (Unaudited)

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
As of September 30, 2014 and December 31, 2013, our Energy segment had environmental accruals of $1 million and $2 million, respectively. CVR's management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, CVR's management believes that the accruals established for environmental expenditures are adequate.
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended September 30, 2014 and 2013, capital expenditures were $23 million and $36 million, respectively, and were incurred for environmental compliance and efficiency of the operations. For the nine months ended September 30, 2014 and 2013, capital expenditures were $83 million and $74 million, respectively.
The cost of RINs for the three months ended September 30, 2014 and 2013 was $19 million and $57 million, respectively. The cost of RINs for the nine months ended September 30, 2014 and 2013 was $82 million and $155 million, respectively. As of September 30, 2014 and December 31, 2013, the petroleum business' biofuel blending obligation was $36 million and $17 million, respectively, which was recorded in accrued expenses and other liabilities on the consolidated balance sheets.
Coffeyville Refinery Incident
On July 29, 2014, the Coffeyville refinery experienced a fire at its isomerization unit. Four employees were injured in the fire, including one employee who was fatally injured. The fire was extinguished, and the refinery was subsequently shut down due to a failure of its plant-wide Distributed Control System, which was directly caused by the fire. The Coffeyville refinery returned to operations in mid-August, with all units except the isomerization unit in operation by August 23, 2014. This interruption adversely impacted production of refined products for the petroleum business in the third quarter of 2014. Total gross repair and other costs recorded related to the incident for each of the three and nine months ended September 30, 2014 were $6 million.
CVR Refining maintains property damage insurance policies which have an associated deductible of $5 million for the Coffeyville refinery. CVR Refining anticipates amounts in excess of the $5 million deductible will be recoverable under the property insurance policies. As of September 30, 2014, CVR Refining recorded an insurance receivable related to the incident of approximately $1 million, which is included in other assets in consolidated financial statements. The recording of the receivable resulted in a reduction of cost of goods sold in the consolidated financial statements. CVR Refining also maintains workers' compensation insurance with a $0.5 million per accident deductible.
During the outage at the Coffeyville refinery as discussed above, CVR Refining accelerated certain planned turnaround activities scheduled for 2015 and incurred $6 million in turnaround expenses for the three and nine months ended September 30, 2014.
Metals
Environmental Matters
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $28 million and $29 million at September 30, 2014 and December 31, 2013, respectively. PSC Metals believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

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
PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  In addition, PSC Metals recently learned that its Knoxville location was the subject of investigations by the State of Tennessee under the federal Superfund law. These investigations were performed by the State of Tennessee pursuant to a contract with the EPA. PSC Metals is exploring a potential settlement of the matter. Currently, PSC Metals cannot assess the impact of any cost or liability associated with these investigations. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of September 30, 2014 and December 31, 2013. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
In November and December of 2011, PSC Metals received three notices of violation ("NOV") from the Missouri Department of Natural Resources (“MDNR”) for hazardous waste and water violations related to its Festus, Missouri location. PSC Metals has entered into a settlement with MDNR that resolves these NOVs.  Currently, PSC Metals believes that it has established adequate reserves for the cost of this settlement.  In addition, PSC Metals believes that it has a claim for indemnification against the prior owner of the facility associated with the above-referenced notices of violation. MDNR and PSC Metals, as part of the resolution of MDNR's NOVs, have undertaken sampling for lead at residences near PSC Metals' Festus yard. Approximately 67 residences were sampled and tested, and of those, approximately 15 tested above residential standards for lead contamination. PSC Metals has entered into a settlement agreement with MDNR which resolves MNDR’s claims and requires limited soil remediation at the 15 residences. PSC Metals is in the process of completing the remediation required by the settlement agreement. Currently, PSC Metals believes that it has adequately reserved for the cost of remediation associated with its Festus yard and the residential areas near the yard. However, PSC Metals cannot assess its liability with certainty at this time. Additionally, PSC Metals believes that liability for off-site contamination was retained by the prior owner of the Festus yard and accordingly, it would have a claim for indemnification against the prior owner.
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
On April 3, 2013, two citizen groups filed a citizen suit under the Clean Water Act (the “CWA”) for alleged storm water and process water discharges at PSC Metals' Nashville, TN facility that the citizen groups allege violate the CWA and PSC Metals' storm water discharge permit. The CWA requires that to maintain a citizen suit, the citizen plaintiffs must be able to show that the violations are on-going or are reasonably likely to reoccur. PSC Metals has entered into a settlement agreement with the citizen plaintiffs that resolves the citizen plaintiffs' claims. The settlement agreement requires, among other things, improvements to PSC Metals' Nashville facility in order to improve the quality of storm water discharges and more frequent storm water testing than what is currently required.
Railcar
On October 24, 2014, ARI filed a complaint in United States District Court for the Southern District of New York against Gyansys, Inc ("Gyansys"). The complaint asserts a claim against Gyansys for breaching its contract with ARI to implement an information technology system. ARI seeks to recover monetary damages in an amount still to be determined, but which it alleges exceeds $25 million. Gyansys has not yet filed a response to the suit, and may file one or more counterclaims. At this

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

time, ARI does not have sufficient information to reasonably form an estimate of the potential outcome (gain or loss) of this litigation.
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
The Marsh Defendants filed an answer on October 20, 2010 denying the material allegations of the complaint and subsequently filed a Motion to Dismiss for Forum Non Conveniens in December 2010, which motion was denied by the Court on April 12, 2011. On August 18, 2011 the Marsh Defendants filed a Motion for Summary Judgment arguing that the Court should apply the Arizona Statue of Limitations to the action. Aztar filed an objection to the Marsh Defendants' motion on September 23, 2011 arguing, inter alia, that the New Jersey Statute of Limitations applies to the action. The Marsh Defendants filed its Reply on October 3, 2011. The motion was argued in January 2012. In April 2012, the Court granted the Marsh Defendants' Motion for Summary Judgment dismissing Aztar's complaint with prejudice. Aztar subsequently filed a Motion for Reconsideration with the Court, which was denied. In September 2012, Aztar filed an appeal of the Court's decision to dismiss the case with the Superior Court of New Jersey, Appellate Division. In September 2013, the Superior Court of New Jersey, Appellate Division denied Aztar’s appeal substantially for the reasons set forth in the Court’s decision. Aztar filed a Petition for Certification to the New Jersey Supreme Court, which petition was denied by the New Jersey Supreme Court in February 2014, thereby concluding the litigation.
Tropicana AC Tax Appeal Settlement
In January 2013 we settled outstanding real estate tax appeals involving our Tropicana AC property with the City of Atlantic City. The settlement involves the tax years 2008 through 2012 and also covers negotiated real estate assessments for 2013 and 2014. Under the terms of the settlement, Tropicana AC will receive a refund of approximately $50 million in the form of credits against future year real estate tax bills beginning in 2013 and ending in 2017. The credits were to be front-loaded in 2013 and 2014 so that after the credits were applied, Tropicana AC paid $2 million in taxes in 2013. Tropicana utilized $16 million of credits as a reduction to operating expenses in the year ended December 31, 2013. In addition, Tropicana expensed $4 million in professional fees related to this settlement in the year ended December 31, 2013. In January 2014, Tropicana received $32 million in cash as payment to satisfy future credits which amount is included in other income, net in the consolidated statements of operations.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

Home Fashion
Environmental Matters
WPH is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes used in or resulting from its operations and potential remediation obligations. WPH's operations are also governed by U.S. federal, state, local and foreign laws, rules and regulations relating to employee safety and health which, among other things, establish exposure limitation for cotton dust, formaldehyde, asbestos and noise, and which regulate chemical, physical and ergonomic hazards in the workplace. WPH estimated its environmental accruals to be approximately $1 million as of both September 30, 2014 and December 31, 2013.
Other Matters
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 88.3% of Icahn Enterprises' outstanding depositary units as of September 30, 2014. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. As a result of our ownership of more than 80% in our subsidiaries, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. ACF and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of September 30, 2014 and December 31, 2013. If the plans were voluntarily terminated, they would be underfunded by approximately $443 million and $592 million as of September 30, 2014 and December 31, 2013, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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
Icahn Enterprises
On October 31, 2014, the board of directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unit holder and will be paid on or about December 24, 2014 to depositary unit holders of record at the close of business on November 17, 2014. Depositary unit holders have until December 8, 2014 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 10 consecutive trading days ending December 22, 2014. No fractional depositary units will be issued pursuant to the dividend payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
Railcar
On October 16, 2014 (the "Closing Date"), ARI, through a certain wholly owned subsidiary, entered into a lease financing facility for $100 million under a term loan agreement ("ARI Term Loan Facility"), to support the growth of its leasing business. The ARI Term Loan Facility matures in April 2015. The ARI Term Loan Facility is the obligation of a certain subsidiary of ARI, is generally non-recourse to ARI, and is secured by a first lien on substantially all assets of a certain subsidiary of ARI, consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions.
Subject to the provisions of the ARI Term Loan Facility, the principal borrowed thereunder (the "ARI Loan") accrues interest at a rate determined by reference to an index or, subject to certain circumstances, at a base rate. For the portion of the ARI Loan accruing interest at a rate determined by reference to an index, (i) except during a period when the lender for such portion of the ARI Loan is funding and maintaining such portion of the ARI Loan through the issuance of or other financing arrangement in respect of commercial paper, the sum of LIBOR (as determined under the ARI Term Loan Facility) for such period plus the Applicable Margin (described below), and (ii) during a period when the lender for such portion of the ARI Loan is funding and maintaining such portion of the ARI Loan through the issuance of or other financing arrangement in respect of commercial paper, the sum of the applicable commercial paper rate (the CP Rate as determined under the ARI Term Loan Facility) plus the Applicable Margin (described below). From and including the Closing Date, as defined in the ARI Term Loan Facility, and through and including the date that is six months from the Closing Date, the Applicable Margin is equal to a rate per annum of 1.45%. Thereafter, the Applicable Margin increases to a rate per annum equal to 2.95%. The interest rate increases by 2.0% following certain defaults. For the portion of the ARI Loan accruing interest at the base rate, the interest rate is the higher of the federal funds rate designated by the ARI Term Loan Facility, plus 0.5%, or the prime rate designated by the ARI Term Loan Facility. Principal and interest payments are due monthly, with any remaining balance payable on the scheduled maturity date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2014 (this "Report").
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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of September 30, 2014. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 10, "Debt," to the consolidated financial statements, and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned 107,212,654, or approximately 88.3%, of Icahn Enterprises' outstanding depositary units as of September 30, 2014.
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
Debt Offerings
On January 21, 2014, we and and a wholly owned subsidiary of ours, Icahn Enterprises Finance Corp. (“Icahn Enterprises Finance”), (collectively, the “Issuers”), issued $1.200 billion in aggregate principal amount of our 6% Senior Notes due 2020 (the “Additional 2020 Notes”), $1.275 billion in aggregate principal amount of our 4.875% Senior Notes due 2019 (the “2019 Notes”) and $1.175 billion in aggregate principal amount of our 3.500% Senior Notes due 2017 (the “2017 Notes” and together with the Additional 2020 Notes and the 2019 Notes, the “New Notes”) pursuant to the purchase agreement, dated January 8, 2014, by and among the Issuers, Icahn Enterprises Holdings, as guarantor, and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, Jefferies LLC and UBS Securities LLC, as initial purchasers. The Additional 2020 Notes were priced at 102.000% of their face amount plus interest accrued from August 1, 2013 and each of the 2019 and the 2017 Notes were priced at 100.000% of their face amount. The net proceeds of the New Notes were approximately $3.650 billion, after deducting the initial purchasers' discount and commission and estimated fees and expenses related to the offering.
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
The following table summarizes total revenues, net income (loss) and net income (loss) attributable to Icahn Enterprises for each of our reporting segments and the Holding Company for the three and nine months ended September 30, 2014 and 2013.

	Revenues		Net (Loss) Income		Net (Loss) Income Attributable to Icahn Enterprises
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
Investment	$(444)	$1,271	$(568)	$1,223	$(270)	$529
Automotive	1,890	1,710	(1)	24	2	18
Energy	2,309	2,056	11	68	3	33
Metals	187	243	(3)	(5)	(3)	(5)
Railcar	182	196	44	29	29	4
Gaming	220	153	13	8	8	5
Food Packaging	94	94	2	4	1	3
Real Estate	27	23	3	4	3	4
Home Fashion	48	47	4	1	4	1
Holding Company	(91)	(22)	(132)	(120)	(132)	(120)
	$4,422	$5,771	$(627)	$1,236	$(355)	$472

	Revenues		Net Income (Loss)		Net Income (Loss) Attributable to Icahn Enterprises
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
Investment	$803	$1,706	$467	$1,616	$236	$690
Automotive	5,524	5,177	28	46	21	31
Energy	7,440	6,735	350	552	185	340
Metals	564	737	(13)	(18)	(13)	(18)
Railcar	614	585	127	91	80	15
Gaming	610	445	52	28	35	18
Food Packaging	260	251	2	(10)	1	(7)
Real Estate	77	65	16	12	16	12
Home Fashion	137	144	3	(5)	3	(5)
Holding Company	(238)	(35)	(459)	(273)	(459)	(273)
	$15,791	$15,810	$573	$2,039	$105	$803

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
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. As of September 30, 2014 and December 31, 2013, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates was approximately $5.4 billion and $4.7 billion, respectively, representing approximately 53% and 56%, respectively, of the Investment Funds' asset under management.
Our Interests in the Investment Funds
As of September 30, 2014 and December 31, 2013, we had investments with a fair market value of approximately $4.8 billion and $3.7 billion, respectively, in the Investment Funds.
Our share of the Investment Funds' net income (loss) through our interests in the Investment Funds was $(270) million and $529 million for the three months ended September 30, 2014 and 2013, respectively, and $236 million and $690 million for the nine months ended September 30, 2014 and 2013, respectively.
Returns
The following table sets forth performance information for the Investment Funds for the comparative periods presented. These returns represent a weighted-average composite of the average returns, net of expenses for the Investment Funds.

	Returns
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment Funds	-5.3%	18.4%	4.4%	26.3%
Performance Attribution
The following table sets forth the performance attribution for the Investment Funds for the comparative periods presented.

	Performance Attribution
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Long positions	-6.4%	24.2%	11.5%	46.9%
Short positions	0.6%	-4.1%	-6.7%	-17.6%
Other	0.5%	-1.7%	-0.4%	-3.0%
	-5.3%	18.4%	4.4%	26.3%
The Investment Funds' aggregate return was -5.3% for the three months ended September 30, 2014.  During the third quarter of 2014, the Investment Funds' losses were driven by their long equity positions, primarily in a few of their largest core holdings.

The Investment Funds' aggregate return was 18.4% for the three months ended September 30, 2013. During the third quarter of 2013, the Investment Funds' performance was driven by gains in long equity positions, primarily in a few of their largest core holdings. These gains were partially offset by the Investment Funds' short equity exposure, including broad market hedges.
The Investment Funds' aggregate return was 4.4% for the nine months ended September 30, 2014.  During the first nine months of 2014, the Investment Funds' performance was driven by their long equity positions, primarily in a few of their largest core holdings.  The gains for the nine months ended September 30, 2014 were principally the result of the Investment Funds' performance during the first half of 2014, partially offset by the Investment Funds' losses during the third quarter of 2014. The Investment Funds' short equity exposure, including broad market hedges, was a negative contributor to performance as equity markets rallied in the first nine months of 2014.
The Investment Funds' aggregate return was 26.3% for the nine months ended September 30, 2013. During the first nine months of 2013, the Investment Funds' performance was driven by gains in long equity positions, primarily in a few of the largest core holdings.  The Investment Funds' short equity exposure, including broad market hedges, was a negative contributor to performance as equity markets rallied in the first nine months of 2013.
From inception in November 2004 through September 30, 2014, the Investment Funds' return was approximately 273%, representing an annualized rate of return of approximately 14%.

Automotive

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Net sales	$1,871	$1,713	$5,522	$5,212
Cost of goods sold	1,609	1,459	4,689	4,430
Gross margin	$262	$254	$833	$782
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
Geographically, Federal-Mogul derived 37% of its net sales in the United States and 63% internationally during the nine months ended September 30, 2014. Federal-Mogul has operations in established markets including Australia, Belgium, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Morocco, Poland, Romania, Russia, South Africa and Thailand. The attendant risks of Federal-Mogul's international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.
On September 3, 2014, Federal-Mogul announced its plan to separate its Powertrain and Motorparts businesses into two independent, publicly-traded companies serving the global original equipment and aftermarket industries. The planned separation will be implemented through a tax-free distribution of Federal-Mogul’s Motorparts business to shareholders of Federal-Mogul Holdings Corporation.
Completion of the transaction is subject to customary conditions, including among others, Federal-Mogul’s receipt of an Internal Revenue Service ruling or opinion of counsel to the effect that the distribution will qualify as a transaction that is generally tax-free for U.S. federal income tax purposes; as well as a declaration of effectiveness of a registration statement on Form 10 to be filed with the SEC. No assurances can be given regarding the ultimate timing of the separation or that it will be consummated; however, Federal-Mogul currently anticipates completing the spin-off of its Motorparts business in the first half of 2015.

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
The Powertrain business primarily represents Federal-Mogul’s OE business. Approximately 93% of Powertrain’s sales is to OEM customers, with the remaining 7% of its sales being sold directly to Motorparts' business for eventual distribution, by Motorparts, to customers in the independent aftermarket. Discussions about Federal-Mogul’s Powertrain business or its OE business should be seen as analogous. The performance of Powertrain business is therefore highly correlated to changes in regional OEM light and commercial vehicle production, together with the changes in the mix of technologies (such as between light vehicle gasoline and light vehicle diesel), and changes in demand for non-automotive and industrial applications. These drivers are enhanced by the rate at which Federal-Mogul gains new programs, which is itself affected by the rate at which the OEM’s make improvements to emissions and fuel economy - some in response to regional regulations.
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
On May 1, 2014, Federal-Mogul completed the Affinia Group Inc. ("Affinia") chassis business acquisition (the "Affinia Acquisition"). The acquisition of this business, which serves leading U.S. aftermarket customers with private label chassis product lines allows Federal-Mogul to broaden its product offering, provide operational synergies and better service customers globally. The purchase price was $149 million, subject to certain customary post-closing adjustments, net of acquired cash. Federal-Mogul paid $140 million of the purchase price in the second quarter of 2014 and $9 million in the third quarter of 2014.
On July 11, 2014, Federal-Mogul completed the purchase of certain business assets of Honeywell International Inc.'s ("Honeywell") automotive and industrial brake friction business (the "Honeywell Acquisition"), including two recently established manufacturing facilities in China and Romania which substantially strengthens the manufacturing and engineering capabilities of Federal-Mogul's current global braking portfolio. The business was acquired through a combination of asset and stock purchases for a base purchase price of $169 million and a provisional estimate of $15 million, primarily for working capital adjustments and earn-out targets, subject to certain customary post-closing adjustments, contingent consideration and other liabilities.
On September 10, 2014, an indirectly controlled subsidiary of Federal-Mogul entered into a definitive purchase agreement to acquire certain assets of the engine components business of TRW Automotive Inc. ("TRW"), for a base purchase price of approximately $385 million subject to certain customary closing and post-closing adjustments. The transaction is subject to regulatory and other customary approvals, and is expected to close in the first quarter of 2015.
Three Months Ended September 30, 2014 and 2013
Net sales for the three months ended September 30, 2014 as compared to the comparable prior year period increased by $158 million (9%). Excluding sales directly related to acquisitions of $157 million, dispositions of $23 million and an unfavorable foreign currency impact of $5 million, sales organically increased by $29 million, net of customer price deductions of $3 million. This organic growth is comprised of Powertrain sales increases of $55 million, offset in part by Motorparts sales decreases of $26 million. By region, this organic growth is comprised of flat sales in Europe, a 1% increase in sales in North America and a 10% increase in sales in the rest of the world ("ROW").
Federal-Mogul's organic sales growth of $29 million is driven by an increase in the Powertrain's external sales volumes of $55 million, net of customer price deductions. This increase is driven by improved light vehicle production and continued market share gains. In North America, Powertrain sales increased by $24 million (7%). In Europe, where approximately 50% of Powertrain sales is derived, sales increased by $12 million (3%) compared to an increase in European light vehicle production of 1% and a decrease in commercial vehicle production of 7%. Powertrain sales in ROW increased by 11% as Federal-Mogul continued to aggressively invest in the region. When taking into account the regional and market mix of Powertrain sales, its sales grew in excess of underlying market demand.
Cost of goods sold for the three months ended September 30, 2014 as compared to the comparable prior year period increased by $150 million (10%). The increase in cost of products sold related to the increase in external sales volumes/mix was $154 million, including the increase related to acquisitions of $137 million, unfavorable productivity of $15 million, strategic initiative and project costs of $5 million and an increase in depreciation of $8 million. These increases were partially offset by decreases in cost of goods sold due to dispositions of $24 million and savings in material costs of $9 million.
Gross margin for the three months ended September 30, 2014 increased by $8 million (3%) as compared to the comparable prior year period. Gross margin was 14% and 15% of net sales for the three months ended September 30, 2014 and 2013, respectively. The improvement in gross margin from an increase in external sales volumes was $35 million, including increased gross margin directly related to acquisitions of $20 million. Favorable materials and services sourcing of $9 million were offset by unfavorable productivity of $15 million, strategic initiative and project costs of $5 million, increased depreciation of $8 million, unfavorable customer pricing of $3 million and unfavorable currency impacts of $5 million.
Nine Months Ended September 30, 2014 and 2013
Net sales for the nine months ended September 30, 2014 as compared to the comparable prior year period increased by $310 million (6%). Excluding sales directly related to acquisitions of $198 million, dispositions of $119 million and favorable foreign currency impacts of $21 million, sales organically increased by $210 million (4%), net of customer price deductions of $25 million. This organic growth is comprised of an increase in Powertain's external sales volumes of $241 million, including customer price reductions of $22 million, offset in part by a decrease in Motorparts' external sales of $31 million, including customer price reductions of $3 million. By region, this organic growth is comprised of a 1% increase in sales in Europe, a 4% increase in sales in North America and a 11% increase in sales in ROW.
Federal-Mogul's organic sales growth of $210 million is driven by an increase in Powertain's external sales volumes of $241 million (8%), net of customer price. This increase is driven by higher sales volumes and market share gain. In Europe, Powertain sales increased by $75 million (5%) compared to an increase in European light vehicles of 4% and a decrease in commercial vehicle production of 4%. In North America, Powertain sales increased by $104 million (11%) compared to an increase in both light vehicle and commercial vehicle production of 4% and 12%, respectively. In ROW, as Powertain's presence in the emerging light vehicle market continued to grow, Powertrain sales increased by $62 million (13%), compared to an increase in both light vehicle of 3% and a decrease in commercial vehicle production of 1%. When taking into account Powertrain's regional and market mix, its sales therefore grew in excess of underlying market demand.
Cost of goods sold for the nine months ended September 30, 2014 as compared to the comparable prior year period increased by $259 million (6%). The increase in materials, labor and overhead as a direct result of external sales volumes/mix was $329 million, including the increase related to acquisitions of $170 million. The impact from unfavorable productivity and strategic initiative and project costs of $37 million, foreign currency of $23 million and an increase in depreciation of $20 million were partially offset by decreases due to dispositions of $119 million and savings in material costs of $34 million.
Gross margin for the nine months ended September 30, 2014 increased by $51 million (6.5%) as compared to the comparable prior year period. Gross margin was 15% of net sales for each of the nine months ended September 30, 2014 and 2013. The favorable impact on margins due to external sales volumes/mix was $104 million, including a $28 million increase related to acquisitions, representing a conversion of 24% on the incremental sales. Favorable materials and services sourcing savings of $34 million were offset in part by unfavorable productivity of $24 million, project costs and costs related to strategic initiatives of $13 million, unfavorable customer pricing of $25 million and increased depreciation of $20 million.

Energy

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Net Sales:
Petroleum	$2,215	$1,911	$7,057	$6,323
Fertilizer	67	69	224	239
Eliminations	(2)	(3)	(13)	(12)
	$2,280	$1,977	$7,268	$6,550
Cost of Goods Sold:
Petroleum	$2,203	$1,877	$6,707	$5,701
Fertilizer	51	45	163	136
Eliminations	(3)	(3)	(14)	(12)
	$2,251	$1,919	$6,856	$5,825
Gross Margin:
Petroleum	$12	$34	$350	$622
Fertilizer	16	24	61	103
Eliminations	1	—	1	—
	$29	$58	$412	$725
The following table provides a reconciliation of our Energy segment's petroleum business' gross margin to refining margin and refining margin adjusted for FIFO impacts for the periods indicated:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	(in millions, except barrels metrics)
Net sales	$2,215	$1,911	$7,057	$6,323
Cost of goods sold	2,203	1,877	6,707	5,701
Gross margin	12	34	350	622
Add back:
Direct operating expenses	111	105	303	275
Depreciation and amortization	38	37	114	109
Refining margin	161	176	767	1,006
FIFO impacts (favorable) unfavorable	52	(54)	6	(83)
Refining margin adjusted for FIFO impacts	$213	$122	$773	$923

Gross margin per barrel	$0.74	$2.30	$6.52	$12.47
Refining margin per barrel	9.96	11.89	14.29	20.15
Refining margin per barrel adjusted for FIFO impacts	13.16	8.21	14.40	18.48
Total crude oil throughput (barrels per day)	176,367	160,700	196,680	182,780

CVR Energy, Inc.'s ("CVR") Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. CVR's filings with the SEC are available on the SEC's website at www.sec.gov.
As of September 30, 2014, we owned 82% of the total outstanding common stock of CVR. In addition, as of September 30, 2014, we owned approximately 4% of the total outstanding common stock of CVR Refining, LP ("CVR Refining").
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
The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. In 2013, the Wynnewood refinery was subject to the RFS for the first time. However, because the cost of purchasing RINs has been extremely volatile and has significantly increased over the last year, the Wynnewood refinery petitioned the EPA as a “small refinery” for hardship relief from the RFS requirements in 2013 based on the “disproportionate economic hardship” of the rule on the Wynnewood refinery. The EPA denied the petition in a letter dated September 5, 2014. During 2013, the cost of RINs became extremely volatile as the EPA's proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). In November 2013, the EPA published the proposed annual renewable fuel standards for 2014, which acknowledge the blend wall and are generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 proposed percentage standards were published; however, RIN prices have remained volatile and have increased in 2014. In May 2014, the EPA lowered the 2013 cellulosic biofuel standard to 0.0005%, and, in June 2014, the EPA extended the compliance demonstration deadline for the 2013 RFS to September 30, 2014. In August 2014, the EPA further extended the compliance demonstration deadline for the 2013 RFS to 30 days following publication of the final 2014 renewable fuel standards.

The cost of RINs for the three months ended September 30, 2014 and 2013 was approximately $19 million and $57 million, respectively. The cost of RINs for the nine months ended September 30, 2014 and 2013 was approximately $82 million and $155 million, respectively. The future cost of RINs for the petroleum business is difficult to estimate. In particular, the cost of RINs is dependent upon a variety of factors, which include the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at its refineries, all of which can vary significantly from quarter to quarter. Based upon recent market prices of RINs and current estimates related to the other variable factors, the petroleum business estimates that the total cost of RINs will be approximately $100 million to $125 million for the year ending December 31, 2014.
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
In assessing the operating performance of the nitrogen fertilizer business, CVR calculates product pricing at gate as an input to determine its operating margin. Product pricing at gate per ton represents net sales less freight revenue divided by product sales volume in tons. CVR believes product pricing at gate is meaningful because it sells products both at its plant gate (sold plant) and delivered to the customer's designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month-to-month or quarter-to-quarter.
Three Months Ended September 30, 2014 and 2013
Net sales for the petroleum business, before eliminations, for the three months ended September 30, 2014 as compared to the prior year period increased by approximately $304 million (16%), primarily due to higher overall sales volume, partially offset by lower sales prices for gasoline and distillates. Overall sales volume increased by approximately 23% in the three months ended September 30, 2014 as compared to the corresponding prior year period and was primarily due to the fluid catalytic cracking unit ("FCCU") outage at the Coffeyville refinery during the three months ended September 30, 2013, which resulted in a reduction of crude oil throughput and production and was partially offset by the Coffeyville refinery shutdown following the isomerization unit fire during the three months ended September 30, 2014. For the three months ended September 30, 2014, CVR's petroleum business sold approximately 9.6 million and 8.3 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.69 and $2.85, respectively. For the three months ended September 30, 2013, CVR's petroleum business sold approximately 7.7 million and 6.5 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.89 and $3.07, respectively.
Net sales for the fertilizer business, before eliminations, for the three months ended September 30, 2014 as compared to the corresponding prior year period decreased by $2 million (3%), primarily due to lower UAN sales prices and UAN sales volumes. For the three months ended September 30, 2014, CVR sold 220,347 and 6,151 tons of UAN and ammonia, respectively, with an average product pricing at gate per ton of $254 and $503, respectively. For the three months ended September 30, 2013, CVR sold 226,714 and 3,251 tons of UAN and ammonia, respectively, with an average product pricing at gate per ton of $259 and $505, respectively. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 94.6%, 92.0% and 89.2%, respectively, for the three months ended September 30, 2014 and 91.2%, 90.1% and 89.5% for the three months ended September 30, 2013.
Cost of goods sold for the petroleum business, before eliminations, for the three months ended September 30, 2014 as compared to corresponding prior year period increased by $326 million (17%), primarily due to an increase in cost of consumed oil and refined fuels purchased for resale. The increase in consumed crude oil cost was due to a 10% increase in consumed volumes, which was partially offset by lower crude oil prices. The increase in consumed crude volumes was primarily the result of a reduction of crude throughputs as a result of the FCCU outage at the Coffeyville refinery during the three months ended September 30, 2013, partially offset by the Coffeyville refinery shutdown following the isomerization unit fire during the three months ended September 30, 2014. The average cost per barrel of crude oil consumed for the three months ended September 30, 2014 was $97.44 compared to $104.48 for the comparable period of 2013, a decrease of approximately 7%. Sales volume of refined fuels increased by approximately 23%. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the three months ended September 30, 2014, the petroleum business had an unfavorable FIFO inventory impact of $52 million as compared to a favorable FIFO inventory impact of $54 million for the comparable period of 2013.
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
Refining margin per barrel of crude oil throughput decreased to $9.96 for the three months ended September 30, 2014 from $11.89 for the three months ended September 30, 2013. Refining margin adjusted for FIFO impact was $13.16 per crude oil throughput barrel for the three months ended September 30, 2014 as compared to $8.21 per crude oil throughput barrel for the three months ended September 30, 2013. Gross margin per barrel decreased to $0.74 for the three months ended September 30, 2014 as compared to gross margin per barrel of $2.30 in the corresponding prior year period. The decrease in refining margin and gross margin per barrel was primarily due to a decrease in sales prices of gasoline and distillates.
The fertilizer business' cost of goods sold, before eliminations, for the three months ended September 30, 2014 as compared to the corresponding prior year period increased by $6 million (13%), primarily due to higher costs from railcar repairs and inspections and ammonia purchases. Cost of goods sold for the fertilizer business is primarily comprised of pet coke expense, freight expense, distribution expense, direct operating expenses and depreciation and amortization.
Nine Months Ended September 30, 2014 and 2013
Net sales for the petroleum business, before eliminations, for the nine months ended September 30, 2014 as compared to the corresponding prior year period increased by $734 million (12%), primarily due to higher overall sales volume partially offset by lower sales prices for gasoline and distillates. Sales volume increased by approximately 15% in the nine months ended September 30, 2014 as compared to the corresponding prior year period. For the nine months ended September 30, 2014, CVR's petroleum business sold approximately 29.8 million and 26.4 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.74 and $2.94, respectively. For the nine months ended September 30, 2013, CVR's petroleum business sold approximately 26.5 million and 21.8 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.86 and $3.04, respectively.
Net sales for the fertilizer business, before eliminations, for the nine months ended September 30, 2014 as compared to the corresponding prior year period decreased by $15 million (6%), primarily due to lower UAN sales prices and ammonia sales volumes, partially offset by higher UAN sales volumes. For the nine months ended September 30, 2014, CVR sold 714,233 and 14,452 tons of UAN and ammonia, respectively, with an average product pricing at gate per ton of $263 and $497, respectively. For the nine months ended September 30, 2013, CVR sold 638,142 and 37,891 tons of UAN and ammonia, respectively, with an average product pricing at gate per ton of $295 and $654, respectively. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 95.8%, 90.7% and 90.7%, respectively, for the nine months ended September 30, 2014 and 94.1%, 92.6% and 89.6% for the nine months ended September 30, 2013.
Cost of goods sold for the petroleum business, before eliminations, for the nine months ended September 30, 2014 as compared to the corresponding prior year period increased by $1,006 million (18%), primarily due to an increase in cost of consumed oil and refined fuels purchased for resale. The average cost per barrel of crude oil consumed for the nine months ended September 30, 2014 was $98.50 compared to $94.52 for the comparable period of 2013, an increase of approximately 4%. Sales volume of refined fuels increased by approximately 15%. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the nine months ended September 30, 2014 and 2013, the petroleum business had an unfavorable FIFO inventory impact of $6 million and a favorable FIFO inventory impact of $83 million, respectively.

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
Refining margin per barrel of crude oil throughput decreased to $14.29 for the nine months ended September 30, 2014 from $20.15 for the nine months ended September 30, 2013. Refining margin adjusted for FIFO impact was $14.40 per crude oil throughput barrel for the nine months ended September 30, 2014 as compared to $18.48 per crude oil throughput barrel for the nine months ended September 30, 2013. Gross margin per barrel decreased to $6.52 for the nine months ended September 30, 2014 as compared to gross margin per barrel of $12.47 in the corresponding prior year period. The decrease in refining margin and gross profit per barrel was primarily due to the increase in the per barrel cost of consumed crude oil combined with the decrease in sales prices for gasoline and distillates. Consumed crude oil costs increased due to a 1.4% increase in West Texas Intermediate ("WTI") and a smaller discount to WTI for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.
The fertilizer business' cost of goods sold, before eliminations, for the nine months ended September 30, 2014 as compared to the corresponding prior year period increased by $27 million (20%), primarily due to increased ammonia purchases, railcar repairs and inspections. Cost of goods sold for the fertilizer business is primarily comprised of pet coke expense, freight expense, distribution expense, direct operating expenses and depreciation and amortization.

Metals

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Net sales	$186	$243	$563	$737
Cost of goods sold	188	246	571	749
Gross margin	$(2)	$(3)	$(8)	$(12)
Summarized ferrous tons and non-ferrous pounds sold for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in 000s)
Ferrous tons sold	319	394	935	1,128
Non-ferrous pounds sold	38,473	61,020	115,695	188,376
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the U.S. and other global markets. Ferrous and non-ferrous scrap have been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.
Three Months Ended September 30, 2014 and 2013
Net sales for the three months ended September 30, 2014 decreased by $57 million (23%) compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes of ferrous and non-ferrous for the three months ended September 30, 2014 as compared to the corresponding prior year period.
Ferrous shipments decreased by 75,000 gross tons (19%) while the average price increased by $4 per gross ton (1%) during the three months ended September 30, 2014 as compared to the comparable prior year period. The decrease in ferrous shipment volume was largely driven by raw material supply constraints and competition for shredder feedstock.
Non-ferrous shipment volumes decreased by 23 million pounds (37%) and average selling prices for non-ferrous increased $0.04 per pound (5%) during the three months ended September 30, 2014 as compared to the comparable prior year period. A large part of the decrease was attributed to the shut-down of ingot tolling operations at the end of March 2014, to re-focusing aluminum shredding capacity to more profitable business, and to a general scarcity of supply of non-ferrous material.

Cost of goods sold for the three months ended September 30, 2014 decreased by $58 million (24%) compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes and lower processing costs. Gross margin as a percentage of net sales was a loss of 1% for each of the three months ended September 30, 2014 and 2013.
Nine Months Ended September 30, 2014 and 2013
Net sales for the nine months ended September 30, 2014 decreased by $174 million (24%) compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes of ferrous and non-ferrous for the nine months ended September 30, 2014 as compared to the corresponding prior year period. In addition, a decision to suspend low margin non-ferrous brokerage business in the second quarter of 2013 and lower secondary pipe shipments in 2014 also contributed to the sales decrease for the nine months ended September 30, 2014 as compared to the comparable prior year period.
Ferrous shipments decreased by 193,000 gross tons (17%) while the average price increased by $16 per gross ton (4%) during the nine months ended September 30, 2014 as compared to the comparable prior year period. The shipment decrease was primarily due to raw material shortages and transportation problems attributed to extremely severe weather conditions in the first quarter of 2014 and to on-going competitive pressure for shredder feedstock.
Non-ferrous shipment volumes decreased by 73 million pounds (39%) and average selling prices for non-ferrous decreased $0.03 per pound (4%) during the nine months ended September 30, 2014 as compared to the prior year period. The shipment decrease was primarily attributable to severe weather and weak market conditions in the first quarter of 2014, the previously mentioned exit from aluminum ingot tolling at the end of the first quarter of 2014, the re-focus of aluminum shredding capacity in 2014, and a general scarcity of non-ferrous material.
Cost of goods sold for the nine months ended September 30, 2014 decreased by $178 million (24%) compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes and lower processing costs. Gross margin as a percentage of net sales was a loss of 1% for the nine months ended September 30, 2014 compared to a loss of 2% for the nine months ended September 30, 2013.

Railcar

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Net Sales/Other Revenues From Operations:
Manufacturing	$272	$205	$758	$611
Railcar Leasing	96	68	268	198
Railcar Services	17	20	51	55
Eliminations	(203)	(102)	(461)	(292)
	$182	$191	$616	$572
Cost of Goods Sold/Other Expenses From Operations:
Manufacturing	$196	$161	$561	$477
Railcar Leasing	38	32	113	97
Railcar Services	14	15	41	42
Eliminations	(149)	(77)	(342)	(230)
	$99	$131	$373	$386
Gross Margin:
Manufacturing	$76	$44	$197	$134
Railcar Leasing	58	36	155	101
Railcar Services	3	5	10	13
Eliminations	(54)	(25)	(119)	(62)
	$83	$60	$243	$186
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
The North American railcar market has been, and our Railcar segment expects it to continue to be, highly cyclical. Demand for hopper railcars is on the rise as the market has strengthened. Consistent with industry expectations, our Railcar segment believes strong demand for hopper railcars will continue for the next several quarters. Additionally, tank railcar deliveries continue at strong levels. Potential regulations related to tank railcars in the U.S. would likely impact future new railcar production rates and orders from our Railcar segment's customers, as well as require retrofit and maintenance work to existing railcars in our Railcar segment's lease fleets, which our Railcar segment is well-positioned to support. Our Railcar segment cannot assure you that hopper or tank railcar demand will continue at strong levels, that demand for any railcar types will improve, or that its railcar backlog, orders or shipments will track industry-wide trends. Similarly, our Railcar segment cannot assure you of the scope, timing or impact of any potential regulatory change affecting the North American railcar industry.
Railcar shipments for the three months ended September 30, 2014 were 2,151 railcars, including approximately 1,919 railcars to leasing customers, as compared to 1,640 railcars for the comparable prior year period, including 861 railcars to leasing customers.
Railcar shipments for the nine months ended September 30, 2014 were 5,901 railcars, including 3,639 railcars to leasing customers, as compared to 4,850 railcars for the comparable prior year period, including 2,411 railcars to leasing customers.
As of September 30, 2014, our Railcar segment had a backlog of 11,418 railcars, including 4,981 railcars for lease customers. In response to changes in customer demand, our Railcar segment continues to adjust production rates at its railcar manufacturing facilities.
To further diversify its business, our Railcar segment remains committed to the growth of its lease fleet, and is evaluating opportunities within its repair network to increase capacity or expand to new locations to meet increasing demand for retrofits, tank certifications, and railcar maintenance. During the third quarter of 2014, our Railcar segment's Brookhaven, Mississippi repair plant became operational. In addition, our Railcar segment is currently expanding two of its existing repair plants. Our Railcar segment expects these projects will be completed in 2015, thus further expanding our Railcar segment's capacity for repair projects.
Three Months Ended September 30, 2014 and 2013
Total manufacturing revenues, before elimination of estimated railcar sales to our Railcar segment's leasing business, for the three months ended September 30, 2014 increased by $67 million (33%) over the comparable prior year period. The increase was primarily due to increased hopper railcar shipments and strong market conditions for tank railcars.
Gross margin from manufacturing operations, before eliminations relating to railcar sales to our Railcar segment's leasing business, for the three months ended September 30, 2014 was $76 million compared to $44 million for the comparable prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues was 28% for the three months ended September 30, 2014 compared to 21% for the comparable prior year period. The improved margin was primarily due to ramped up production levels at our Railcar segment's hopper railcar manufacturing facility that created operating efficiencies and leveraged overhead costs. This is in addition to efficiencies that our Railcar segment continues to generate at its tank railcar manufacturing facility due to continued high production volumes.
Railcar leasing revenues increased for the three months ended September 30, 2014 as compared to the corresponding prior year period due to an increase in number of railcars leased to customers and an increase in the average lease rate. The lease fleet grew from 32,954 railcars at September 30, 2013 to 38,756 railcars at September 30, 2014.
Nine Months Ended September 30, 2014 and 2013
Total manufacturing revenues, before elimination of estimated railcar sales to our Railcar segment's leasing business, for the nine months ended September 30, 2014 increased by $147 million (24%) over the comparable prior year period. The increase was primarily due to increased hopper railcar shipments and strong market conditions for tank railcars.
Gross margin from manufacturing operations, before eliminations relating to railcar sales to our Railcar segment's leasing business, for the nine months ended September 30, 2014 was $197 million compared to $134 million for the comparable prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues was 26% for the nine months ended September 30, 2014 compared to 22% for the comparable prior year period. The improved margin was primarily due to sustained high production volumes at our Railcar segment's tank railcar facility, effective ramp up of production at our

Railcar segment's hopper railcar facility that created operating efficiencies and leveraged overhead costs, and improved efficiencies at our Railcar segment's other facilities.
Railcar leasing revenues increased for the nine months ended September 30, 2014 as compared to the corresponding prior year period due to an increase in number of railcars leased to customers and an increase in the average lease rate. The lease fleet grew from 32,954 railcars at September 30, 2013 to 38,756 railcars at September 30, 2014.

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
On April 1, 2014, a wholly-owned subsidiary of Tropicana acquired the Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri (collectively, "Lumière") for a preliminary cash purchase price of $261 million, which is subject to change for the finalization of certain net working capital adjustments as of the acquisition date.
Casino revenues are one of Tropicana's main performance indicators and account for a significant portion of its net revenues. The increase in casino revenues for the three and nine months ended September 30, 2014 as compared to the comparable prior year period was primarily due to an increase in consolidated gaming volumes of 34.1% and 24.0%, respectively, primarily due to the Lumière acquisition effective April 1, 2014, coupled with higher gaming volumes at Tropicana Casino and Resort, Atlantic City ("Tropicana AC"). Tropicana's consolidated gaming hold percentage was 10.3% and 9.7% for the three months ended September 30, 2014 and 2013, respectively, and 10.2% and 9.9% for the nine months ended September 30, 2014 and 2013, respectively.
Net revenues from Tropicana AC comprise approximately 42% and 41% of our Gaming segment's net revenues for the three and nine months ended September 30, 2014, respectively, and 46% and 43% for the three and nine months ended September 30, 2013, respectively. Based on market data, the Atlantic City market experienced year over year declines in casino win of 9.3% and 7.5% for the three and nine months ended September 30, 2014, respectively. Tropicana AC casino revenues increased for each of the three and nine months ended September 30, 2014 as compared to the corresponding prior year period as a result of increased customer volumes due, in part, to the closure of one of Tropicana AC's competitors in Atlantic City in January 2014. In addition, Tropicana AC's revenues increased due to the inclusion of revenues from Internet gaming which commenced in November 2013 for each of the three and nine months ended September 30, 2014, coupled with 18.8% and 17.4% higher slot volumes, partially offset by 12.0% and 16.0% lower table game volumes for the three and nine months September 30, 2014 as compared to the corresponding prior year period, respectively, including lower volumes of high-end play for each of the three and nine months ended September 30, 2014 as compared to the corresponding prior year period.
Revenues from rooms increased for each of the three and nine months ended September 30, 2014 as compared to the corresponding prior year period, primarily due to the acquisition of the Lumière in April 2014. The average daily room rate and occupancy across all of Tropicana's gaming properties were $92 and 74%, respectively, for the three months ended September 30, 2014 as compared to $75 and 68%, respectively, for the comparable prior year period. The average daily room rate and occupancy across all of Tropicana's gaming properties were $80 and 66%, respectively, for the nine months ended September 30, 2014 as compared to $69 and 62%, respectively, for the comparable prior year period.
Food Packaging
Viskase Companies, Inc. ("Viskase") currently operates nine manufacturing facilities and an aggregate of nine distribution and service centers throughout North America, Europe, South America and Asia and derives approximately 72% of total net sales from customers located outside the United States.
Net sales for the three months ended September 30, 2014 was flat at $95 million as compared to the comparable prior year period, with a $2 million increase due to price and product mix, offset in part by a $2 million decrease due to sales volume. Cost of goods sold for the three months ended September 30, 2014 decreased by $1 million (1%) as compared to the comparable prior year period. Gross margin as a percent of net sales was 24% and 23% for the three months ended September 30, 2014 and 2013, respectively. The improvement in the gross margin as a percent of net sales over the comparable period was due to improved plant performance.

Net sales for the nine months ended September 30, 2014 was flat at $276 million as compared to the comparable prior year period, with a $4 million due to price and product mix and $1 million from foreign currency translation, offset in part by $5 million from lower volumes. Cost of goods sold for the nine months ended September 30, 2014 decreased by $3 million (1%) as compared to the comparable prior year period. Gross margin as a percent of net sales was 25% and 24% for the nine months ended September 30, 2014 and 2013, respectively. The improvement in the gross margin as a percent of net sales over the comparable period was due to improved plant performance.
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
Revenue from our real estate operations for each of the three and nine months ended September 30, 2014 and 2013 were substantially derived from our resort and rental operations. Revenue from sales of residential units in our real estate development operations represent 19% and 0% of combined resort, rental and development revenues for the three months ended September 30, 2014 and 2013, respectively, and 18% and 3% for the nine months ended September 30, 2014 and 2013, respectively.
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
Net sales for the three months ended September 30, 2014 increased by $1 million (2%) compared to the comparable prior year period. The increase was primarily due to improved sales volume with certain key customers. Cost of goods sold for the three months ended September 30, 2014 increased by $1 million (3%) compared to the comparable prior year period. The increase was primarily due to higher sales volume. Gross margin as a percentage of net sales was 14% for the three months ended September 30, 2014 as compared to 16% for the comparable prior year period. The decrease was primarily due to change in sales mix.
Net sales for the nine months ended September 30, 2014 decreased by $7 million (5)% compared to the comparable prior year period. The decrease was primarily due to reduction in sales volume in certain low margin programs. Cost of goods sold for the nine months ended September 30, 2014 decreased by $10 million (8)% compared to the comparable prior year period. The decrease was primarily due to lower sales volume. Gross margin as a percentage of net sales was 15% for the nine months ended September 30, 2014 as compared to 12% for the comparable prior year period. The increase was primarily due to higher margins on more profitable programs and customers.
Holding Company
Net loss from investment activities were $93 million for the three months ended September 30, 2014 as compared to $28 million in the comparable prior year period. The net loss from investment activity during the third quarter of 2014 include realized losses from certain swaps that were assigned to the Holding Company from our Investment segment during August 2013. See Note 6, "Financial Instruments - Investment Segment and Holding Company," to the consolidated financial statements for further discussion regarding these swaps. In addition, there were unrealized losses related to other securities held by the Holding Company.
Net loss from investment activities were $138 million for the nine months ended September 30, 2014 as compared to $41 million in the comparable prior year period. The net loss from investment activity during the first nine months of 2014 include realized losses from certain swaps that were assigned to the Holding Company from our Investment segment during August 2013. See Note 6, "Financial Instruments - Investment Segment and Holding Company," to the consolidated financial statements for further discussion regarding these swaps. In addition, there were unrealized losses related to other securities held by the Holding Company.

Other Consolidated Results of Operations
Other Income, Net
Our consolidated other income, net for the three months ended September 30, 2014 and 2013 was $45 million and $84 million, respectively. During the three months ended September 30, 2014 and 2013, our Energy segment recorded gains on certain derivative contracts of $26 million and $73 million, respectively. See Note 6, "Financial Instruments," and Note 16, "Other Income, Net," to the consolidated financial statements for further discussion.
Our consolidated other income, net for the nine months ended September 30, 2014 and 2013 was $93 million and $135 million, respectively. During the nine months ended September 30, 2014 and 2013, our Energy segment recorded gains on certain derivative contracts of $171 million and $173 million, respectively. During the nine months ended September 30, 2014, our Gaming segment received $32 million in cash as payment to satisfy future credits in connection with a certain negotiated tax settlement. In addition, during the nine months ended September 30, 2014, we had various debt refinancing transactions and recorded an aggregate loss on extinguishment of debt of $162 million. See Note 6, "Financial Instruments," and Note 16, "Other Income, Net," to the consolidated financial statements for further discussion.
Selling, General and Administrative
Our consolidated selling, general and administrative ("SG&A") for the three months ended September 30, 2014 increased by $60 million (16%) as compared to the comparable prior year period. The increase was primarily due to an increase of $32 million from our Automotive segment primarily due to the recognition of an OPEB curtailment gain during the second quarter of 2013 and the inclusion of the Affinia and Honeywell Acquisitions made during the second and third quarter of 2014, respectively, and an increase of $29 million from our Gaming segment primarily due to the inclusion of the Lumière acquisition during the second quarter of 2014.
Our consolidated SG&A for the nine months ended September 30, 2014 increased by $188 million (18%) as compared to the comparable prior year period. The increase was primarily due to an increase of $63 million from our Investment segment due to higher compensation expense attributable to a certain fund performance, $58 million from our Automotive segment primarily due to the recognition of an OPEB curtailment gain during the second quarter of 2013 and the inclusion of the Affinia and Honeywell Acquisitions during the second quarter and third quarter of 2014, respectively, and an increase of $64 million from our Gaming segment primarily due to inclusion of the Lumière acquisition during the second quarter of 2014.
Restructuring
Our consolidated restructuring costs were $23 million and $5 million for the three months ended September 30, 2014 and 2013, respectively, and $61 million and $22 million for the nine months ended September 30, 2014, respectively, which was primarily attributable to our Automotive segment.
In February 2013, Federal-Mogul's Board of Directors approved the evaluation of restructuring opportunities in order to improve operating performance. As such, Federal-Mogul has initiated several programs (collectively, the "Restructuring Programs") and will continue to evaluate alternatives to align its business with executive management's strategy. The Restructuring Programs are intended to take place between 2013 and 2015 with an expected total cost of $130 million, of which $123 million and $7 million pertains to employee costs and facility costs, respectively. Federal-Mogul expects to incur an additional $28 million with respect to the Restructuring Programs. In connection with the Restructuring Programs, Federal-Mogul recorded $25 million and $4 million in restructuring charges for the three months ended September 30, 2014 and 2013, respectively, and $63 million and $20 million for the nine months ended September 30, 2014 and 2013, respectively, substantially all of which pertain to employee costs.
Federal-Mogul continues to evaluate restructuring opportunities throughout its operations and will continue to record restructuring charges based on information available at the time such charges are recorded pursuant to FASB ASC Topics 712 and 420.
Interest Expense
Interest expense during the three months ended September 30, 2014 increased by $85 million (60%) as compared the corresponding prior year period. The increase was primarily due to higher interest expense from our Investment segment attributable to due to broker balances, higher interest expense from our Automotive segment due to refinancing of its term loans in April 2014, higher interest expense from our Railcar segment due to higher average outstanding debt balances over the respective periods, offset in part by lower interest expense from our Energy segment due to higher capitalized interest, lower interest rate on outstanding debt balances from our Food Packaging segment and lower interest on debt refinancing from the Holding Company during the first quarter of 2014.
Interest expense during the nine months ended September 30, 2014 increased by $171 million (41%) as compared to the corresponding prior year period. The increase was primarily due to higher interest expense from our Investment segment attributable to due to broker balances, higher interest expense from our Automotive segment due to refinancing of its term loans in April 2014, higher interest expense from our Railcar segment due to higher debt balances over the respective periods, offset in part by lower interest expense from our Energy segment due to overall lower interest rate on outstanding debt balances and higher capitalized interest, lower interest expense from our Food Packaging segment due to lower interest rate on outstanding debt balances and lower interest on debt refinancing from the Holding Company during the first quarter of 2014.

Income Tax Expense
For the three months ended September 30, 2014, both Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax benefit of $19 million on pre-tax loss of $646 million compared to an income tax expense of $57 million on pre-tax income of $1,293 million for the three months ended September 30, 2013. Our effective income tax rate was 2.9% and 4.4% for the three months ended September 30, 2014 and 2013, respectively.
For the three and nine months ended September 30, 2014, the difference between the effective tax rate and statutory federal rate of 35% is primarily due to partnership income not subject to taxation, as such taxes are the responsibility of the partners.
For the nine months ended September 30, 2014, both Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $166 million on pre-tax income of $739 million compared to an income tax expense of $274 million on pre-tax income of $2,313 million for the nine months ended September 30, 2013. Our effective income tax rate was 22.5% and 11.8% for the nine months ended September 30, 2014 and 2013, respectively.
For the nine months ended September 30, 2014 and 2013, the difference between the effective tax rate and statutory federal rate of 35% is primarily due to partnership income not subject to taxation, as such taxes are the responsibility of the partners.
We previously disclosed the details of our deferred tax assets, including the amount of our tax loss carryforwards, the expiration dates thereof and the valuation allowance related to our deferred tax assets in our Annual Report on Form 10-K. In assessing the recoverability of its deferred tax assets, management regularly considers whether some portion or all of the deferred tax assets will not be realized based on the recognition threshold and measurement of a tax position in accordance with FASB ASC Topic 740, Income Taxes. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income (exclusive of reversing temporary differences) and tax planning strategies in making this assessment. At December 31, 2013, our net deferred tax assets included $220 million of deferred tax assets attributable to our Gaming segment which were fully offset by a valuation allowance at such date.
 In accordance with FASB ASC Topic 740, Income Taxes, based upon the level of historical book and tax operating losses, our Gaming segment continues to maintain a deferred tax valuation allowance against its deferred tax assets through September 30, 2014. Our Gaming segment, however, has experienced improved earnings trends and has had cumulative net book income for 2012 and 2013. The nine-month period ended September 30, 2014 has continued with positive earnings. Additionally, current market conditions in Atlantic City, New Jersey, a location in which our Gaming segment operates and derives a significant portion of its revenues, have been volatile, but our Gaming segment has currently been able to meet its income projections. If such earnings trends in this volatile market continue, and current expectations for future taxable income are met, our Gaming segment is likely to release the valuation allowance on all or a significant portion of its net deferred tax assets in the near term, perhaps as early as the fourth quarter of 2014.

Liquidity and Capital Resources
Holding Company
As of September 30, 2014, the Holding Company had investments in the Investment Funds with a total fair market value of approximately $4.8 billion. As of September 30, 2014, our Holding Company had cash and cash equivalents of approximately $1.1 billion and total debt of approximately $5.5 billion.
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
As of September 30, 2014 based on covenants in the indenture governing our senior notes, we could incur approximately $1.8 billion in additional indebtedness. See Note 10, “Debt,” to the consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.

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
On each of February 25, 2014, May 5, 2014 and July 31, 2014, Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. As a result, on April 22, 2014, June 30, 2014 and September 25, 2014, Icahn Enterprises distributed an aggregate 1,574,448, 1,555,003, and 1,446,074 depositary units, respectively, to unit holders electing to receive depositary units in connection with these distributions.
On October 31, 2014, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit, which will be paid on or about December 24, 2014 to depositary unit holders of record at the close of business on November 17, 2014. Depositary unit holders have until December 8, 2014 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 10 consecutive trading days ending December 22, 2014. No fractional depositary units will be issued pursuant to the dividend payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
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
In January 2014, a subsidiary of ARI (the "ARI Subsidiary") refinanced its Original ARI Term Loan under an amended and restated credit agreement to, among other things; increase the aggregate borrowings available thereunder. In connection with the refinancing, ARI Subsidiary received borrowings of $316 million, net of fees and expenses. Of this amount, $194 million was used to refinance the Original ARI Term Loan, resulting in net proceeds of $122 million. In conjunction with the refinancing, ARI incurred a $2 million loss on extinguishment of debt, which is reflected in other income, net in our consolidated statements of operations.
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
On September 3, 2014, RCF 2014, LLC, a subsidiary of ARL entered into a new $375 million term loan with Credit Agricole Corporate and Investment Bank ("Credit Agricole Term Loan") with a maturity date of September 3, 2021.  Proceeds from the Credit Agricole Term Loan were used to pay off the RCF Term Loan and the ARL Sovereign Revolver.

On September 26, 2014, a subsidiary of ARL entered into a new $47 million term loan with Banc of America Leasing & Capital, LLC with a maturity date of September 26, 2021.
On September 26, 2014, a subsidiary of ARL entered into a new term loan of $15 million with Talmer Bank with a maturity date of October 1, 2019.
See Note 10, “Debt,” to the consolidated financial statements for further discussion regarding these financing transactions detailed above.
Borrowings
Debt consists of the following:

	Icahn Enterprises		Icahn Enterprises Holdings
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(in millions)		(in millions)
5.875% senior unsecured notes due 2022 - Icahn Enterprises/Icahn Enterprises Holdings	$1,337	$—	$1,337	$—
6.00% senior unsecured notes due 2020 - Icahn Enterprises/Icahn Enterprises Holdings	1,709	493	1,709	493
4.875% senior unsecured notes due 2019 - Icahn Enterprises/Icahn Enterprises Holdings	1,270	—	1,270	—
8.00% senior unsecured notes due 2018 - Icahn Enterprises/Icahn Enterprises Holdings	—	2,473	—	2,470
3.50% senior unsecured notes due 2017 - Icahn Enterprises/Icahn Enterprises Holdings	1,170	—	1,170	—
7.75% senior unsecured notes due 2016 - Icahn Enterprises/Icahn Enterprises Holdings	—	1,050	—	1,047
Debt facilities - Automotive	2,589	2,494	2,589	2,494
Debt facilities - Energy	500	500	500	500
Credit facilities - Energy	125	125	125	125
Debt and credit facilities - Railcar	2,057	1,448	2,057	1,448
Credit facilities - Gaming	296	298	296	298
Senior secured notes and revolving credit facility - Food Packaging	272	215	272	215
Mortgages payable - Real Estate	31	49	31	49
Other	163	150	163	150
	$11,519	$9,295	$11,519	$9,289

See Note 10, “Debt,” to the consolidated financial statements for additional information concerning terms, restrictions and covenants of our debt. As of September 30, 2014, we are in compliance with all debt covenants.
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

Consolidated Cash Flows
The following table summarizes cash flow information for the nine months ended September 30, 2014 and cash and cash equivalents as of September 30, 2014 for Icahn Enterprises' operating segments and the Holding Company:

	Nine Months Ended September 30, 2014			September 30, 2014
	Net Cash Provided By (Used In)
	Operating Activities	Investing Activities	Financing Activities	Cash and Cash Equivalents
	(in millions)
Investment	$(1,498)	$—	$500	$6
Automotive	262	(599)	36	469
Energy	515	(249)	(14)	793
Metals	6	(23)	—	17
Railcar	221	(429)	198	424
Gaming	101	(274)	(2)	184
Food Packaging	3	(16)	43	37
Real Estate	40	(1)	(18)	57
Home Fashion	(3)	6	—	19
Holding Company	(266)	—	1,270	1,074
	$(619)	$(1,585)	$2,013	$3,080

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
Operating Activities
Cash used in operating activities during the nine months ended September 30, 2014 was $619 million, primarily attributable to our Investment segment due to net cash used in investment transactions. Additionally, the Holding Company had net cash used in operating activities primarily due to interest payments on our senior unsecured notes. Our Automotive, Energy, Railcar, Gaming and Real Estate segments had net cash provided from operating activities primarily due to earnings during the nine months ended September 30, 2014.
Investing Activities
Cash used in investing activities during the nine months ended September 30, 2014 was approximately $1.6 billion, primarily attributable to capital expenditures at our subsidiaries and certain acquisitions made by our Gaming and Automotive segments. Our Railcar segment had capital expenditures of $438 million, of which $423 million was for the manufacture or purchase of railcars for its leasing operations. Additionally, our Automotive and Energy segments had capital expenditures of $282 million and $171 million, respectively. During the second quarter, our Gaming segment acquired Lumière for $237 million, net of cash acquired, and our Automotive segment had several acquisitions of businesses, including the Affinia and Honeywell Acquisitions, for an aggregate of $321 million, net of cash acquired.
Financing Activities
Cash provided from financing activities during the nine months ended September 30, 2014 was approximately $2 billion, primarily attributable to certain debt refinancing activities of the Holding Company, resulting in net proceeds of approximately $1.4 billion, coupled with net cash proceeds from certain debt refinancing of $705 million, principally from our Railcar, Automotive and Food Packaging segments. In addition, an affiliate of Mr. Icahn invested $500 million in the Investment Funds. These were offset in part by $381 million paid to an affiliate of Mr. Icahn in connection with our purchase of a 75% economic interest in ARL.

Discussion of Segment Liquidity and Capital Resources
Investment
As of September 30, 2014, the Investment Funds' net notional exposure was 4%. The Investment Funds' long exposure was 141% (134% long equity and 7% long credit) and the Investment Funds' short exposure was 137% (124% short equity and 13% short credit).  The notional exposure represents the ratio of the notional exposure of the Investment Funds' invested capital to the net asset value of the Investment Funds at September 30, 2014.
Of our long exposure of 141%, the fair value of our long positions (with certain adjustments) represented 136% of our long exposure. The notional value of OTC option contracts represented 5% of our long exposure.
Of our short exposure of 137%, the fair value of our short positions (with certain adjustments) represented 11% of our short exposure. The notional value of our short broad market index swap derivative positions represented 126% of our short exposure.
With respect to both our long positions that are not notionalized (136% long) and our short positions that are not notionalized (11% short), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our liquidity. Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.
With respect to the notional value of our short broad market index derivative swap positions (126% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at year end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.
The Investment Funds historically have had access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.
Automotive
As of September 30, 2014 and December 31, 2013, the borrowing availability under the Federal-Mogul Replacement Revolving Facility was $516 million and $550 million, respectively. Federal-Mogul had $34 million and $39 million of letters of credit outstanding as of September 30, 2014 and December 31, 2013, respectively, pertaining to its term loan credit facility. To the extent letters of credit associated with the Federal-Mogul Replacement Facility are issued, there is a corresponding decrease in borrowings available under this facility. See Note 10, "Debt - Automotive," to the consolidated financial statements for additional discussion regarding Federal-Mogul's debt facilities.
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $337 million and $271 million as of September 30, 2014 and December 31, 2013, respectively. Of those gross amounts, $324 million and $258 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of September 30, 2014, Federal-Mogul had $2 million of undrawn cash related to such transferred receivables. As of December 31, 2013, Federal-Mogul had withdrawn all cash related to such transferred receivables. Proceeds from the transfers of accounts receivable qualifying as sales were $456 million and $379 million for the three months ended September 30, 2014 and 2013, respectively, and $1.3 billion and approximately $1.1 billion for the nine months ended September 30, 2014 and 2013, respectively.
On April 15, 2014, Federal-Mogul, as the new borrower, entered into an amendment (the “Amendment”) of the Federal-Mogul Credit Agreement, among Federal-Mogul Corporation, the lenders party thereto, Citicorp USA, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wachovia Capital Finance Corporation and Wells Fargo Foothill, LLC, as Co-Documentation Agents, with respect to a new tranche B term loan facility (the “New Tranche B Facility”) and a new tranche C term loan facility (the “New Tranche C Facility,” and together with the New Tranche B Facility, the “New Federal-Mogul Facilities”). Immediately following the closing of the transactions contemplated by the Amendment, Federal-Mogul Holdings Corporation contributed all of the net proceeds from the New Federal-Mogul Facilities to Federal-Mogul Corporation, and Federal-Mogul Corporation repaid its existing outstanding indebtedness as a borrower under the tranche B and tranche C term loan facilities. In connection with this debt refinancing, our Automotive segment recognized a non-cash loss on debt extinguishment of $36 million during the nine months ended September 30, 2014, which was primarily attributable to the write-off of debt discounts.
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
Energy
As of September 30, 2014, CRLLC had availability under the Amended and Restated ABL Credit Facility of $373 million and had letters of credit outstanding of $27 million. There were no borrowings outstanding under the ABL Credit Facility as of September 30, 2014. In addition, as of September 30, 2014, CVR Partners had $25 million availability under its revolving credit facility, with an uncommitted incremental facility of up to $50 million.
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
On January 24, 2013, the board of directors of CVR adopted a quarterly cash dividend policy. Subject to declaration by its board of directors, CVR's quarterly dividend is currently $0.75 per share, or $3.00 per share on annualized basis. Additionally, CVR declared and paid one special cash dividend during the nine months ended September 30, 2014 and two special cash dividends during the year ended December 31, 2013. CVR paid an aggregate total of approximately $369 million in dividends during the nine months ended September 30, 2014, of which $303 million was paid to Icahn Enterprises and Icahn Enterprises Holdings.
On October 29, 2014, the board of directors of CVR declared a cash dividend to CVR's stockholders of record of $0.75 per share, or $65 million in aggregate, of which approximately $53 million will be paid to Icahn Enterprises and Icahn Enterprises Holdings during the fourth quarter of 2014.
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
CVR estimates that the total capital spending for 2014 to be approximately $225 million to $250 million.

In October 2014, CVR approved the construction of a hydrogen plant at the Coffeyville refinery. The hydrogen plant will increase the overall plant liquid volume recovery and provide additional hydrogen that is needed for environmental compliance. The estimated cost of this project, excluding capitalized interest, is approximately $123 million with an anticipated completion date in the second quarter of 2016.
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
Railcar
On October 16, 2014 (the "Closing Date"), ARI, through a certain wholly owned subsidiary, entered into a lease financing facility for $100 million under a term loan agreement ("ARI Term Loan Facility"), to support the growth of its leasing business. The ARI Term Loan Facility matures in April 2015. The ARI Term Loan Facility is the obligation of a certain subsidiary of ARI, is generally non-recourse to ARI, and is secured by a first lien on substantially all assets of a certain subsidiary of ARI, consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions.
Subject to the provisions of the ARI Term Loan Facility, the principal borrowed thereunder (the "ARI Loan") accrues interest at a rate determined by reference to an index or, subject to certain circumstances, at a base rate. For the portion of the ARI Loan accruing interest at a rate determined by reference to an index, (i) except during a period when the lender for such portion of the ARI Loan is funding and maintaining such portion of the ARI Loan through the issuance of or other financing arrangement in respect of commercial paper, the sum of LIBOR (as determined under the ARI Term Loan Facility) for such period plus the Applicable Margin (described below), and (ii) during a period when the lender for such portion of the ARI Loan is funding and maintaining such portion of the ARI Loan through the issuance of or other financing arrangement in respect of commercial paper, the sum of the applicable commercial paper rate (the CP Rate as determined under the ARI Term Loan Facility) plus the Applicable Margin (described below). From and including the Closing Date, as defined in the ARI Term Loan Facility, and through and including the date that is six months from the Closing Date, the Applicable Margin is equal to a rate per annum of 1.45%. Thereafter, the Applicable Margin increases to a rate per annum equal to 2.95%. The interest rate increases by 2.0% following certain defaults. For the portion of the ARI Loan accruing interest at the base rate, the interest rate is the higher of the federal funds rate designated by the ARI Term Loan Facility, plus 0.5%, or the prime rate designated by the ARI Term Loan Facility. Principal and interest payments are due monthly, with any remaining balance payable on the scheduled maturity date.

Critical Accounting Policies and Estimates
Other than for our Energy segment as discussed below, there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2014 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2013.
Energy
We perform our annual goodwill impairment analysis as of April 30th of each year for our Energy segment, or more frequently if impairment indicators exist, in accordance with the provisions of FASB ASC Topic 350-20-35, Goodwill - Subsequent Measurement and FASB ASC Topic 820, Fair Value Measurement.  The first step of the impairment analysis involves comparing the fair values of these assets to the respective carrying values to determine the potential for goodwill impairment. The second step of the impairment test, if necessary, involves quantifying the level of goodwill impairment.  These fair values are based upon consideration of various valuation methodologies, including projected future cash flows discounted at rates of return commensurate with the risks involved and pricing multiples of current and future earnings observed for comparable public companies.
All of our Energy reporting units with goodwill passed "Step 1" of the April 30, 2014 goodwill impairment analysis.  Petroleum and Fertilizer, representing our Energy segment reporting units, had fair values that were substantially in excess of their carrying values. Based on the results of our "Step 1" goodwill impairment analysis for our Energy segment, we concluded that no impairment existed and therefore "Step 2" of the goodwill impairment analysis was not necessary.  As of September 30, 2014, our Petroleum and Fertilizer reporting units had goodwill of $574 million and $356 million, respectively.

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
In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This ASU is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. We are currently evaluating the impact that the adoption of this guidance will have on our financial position, results of operations, comprehensive income, cash flows and/or disclosures.

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

Market Risk
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of September 30, 2014, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by $1.4 billion, $111 million and $2.3 billion, respectively. However, as of September 30, 2014, we estimate that the impact to our share of the net (loss) gain from investment activities reported in our consolidated statement of operations would be less than the change in fair value since we have an investment of approximately 47% in these Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 53% of the change in fair value.
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
The translated values of revenue and expense from our Automotive segment's international operations are subject to fluctuations due to changes in currency exchange rates. During the nine months ended September 30, 2014, our Automotive segment derived 37% of its sales in the United States and 63% internationally. Of these international sales, 57% were denominated in the euro, with no other single currency representing more than 10% of international sales. To minimize foreign currency risk, our Automotive segment generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, our Automotive segment manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Our Automotive segment estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the nine months ended September 30, 2014 would have decreased net income attributable to Icahn Enterprises for our Automotive segment by approximately $9 million.
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

Commodity Price Risk
At September 30, 2014, CVR Refining had open commodity hedging instruments consisting of 9.8 million barrels of crack spreads primarily to fix the margin on a portion of our future gasoline and distillate production. The fair value of the outstanding contracts at September 30, 2014 was a net unrealized gain of $62 million. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of commodity hedging instruments of approximately $10 million.
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
Railcar
Our Railcar segment is exposed to price risks associated with the purchase of raw materials, especially steel and heavy castings. The cost of steel, heavy castings and all other materials used in the production of railcars represents more than half of the direct manufacturing costs per railcar. Given the significant volatility in the price of raw materials, this exposure can affect the costs of production. Our Railcar segment believes that the risk to its margins and profitability has been somewhat reduced by the variable pricing provisions generally included in its railcar sales contracts. These provisions adjust the purchase prices of the railcars to reflect fluctuations in the cost of certain raw materials and components and, as a result, our Railcar segment is generally able to pass on to its customers most increases in raw material and component costs with respect to the railcars it plans to produce and deliver to them. Our Railcar segment believes that it currently has good supplier relationships and does not currently anticipate that material constraints will limit its production capacity. Such constraints may exist if railcar production were to increase beyond current levels, or other economic changes were to occur that affect the availability of certain raw materials.
Our Railcar segment's financial results could be affected by changes in interest rates due to the impact those changes have on its variable rate debt obligation as of September 30, 2014. A one percentage point increase in the interest rate of the weighted average variable rate debt outstanding as of September 30, 2014, would have had a $9 million impact on our Railcar segment's annual interest expense.
Gaming
Interest Rate Risk
Tropicana's primary exposure to market risk is interest rate risk associated with its Tropicana New Term Loan Facility that bears interest based on floating rates. Based on Tropicana's borrowings as of September 30, 2014, assuming a 1% increase over the 4% floor specified in its Tropicana New Term Loan Facility, Tropicana's annual interest cost would change by approximately $3 million.
Holding Company
Interest Rate Risk
The fair values of our long-term debt and other borrowings will fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, relative values of alternative investments, the liquidity of the instrument and other general market conditions. Historically, the Holding Company does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Holding Company has predominately long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. At September 30, 2014, the impact of a 100 basis point increase or decrease in interest rates on fixed rate debt would have no impact on our consolidated financial statements.
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
Based on sensitivity analysis for our equity price risks as of September 30, 2014, the effects of a 10% adverse change in the fair value of these investments would result in loss of approximately $13 million.

Item 4. Controls and Procedures.
As of September 30, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and Icahn Enterprises Holdings' and subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 17, “Commitments and Contingencies” to the consolidated financial statements located in Part I, Item I of this Report, which is incorporated by reference into this Part II, Item 1, for a description of the litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors.
Other than changes for our Automotive segment as discussed below, there were no other material changes to our risk factors during the nine months ended September 30, 2014 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2013.
Automotive
The separation of Federal-Mogul's Powertrain and Motorparts businesses into two independent, publicly traded companies may not be completed on the terms or timeline currently contemplated, if at all. Further, the separation will require significant time, resources and attention from Federal-Mogul's management, which may distract it from the operation of its business and the execution of its other initiatives.
On September 3, 2014, Federal-Mogul announced its intention to pursue the separation of its Powertrain and Motorparts businesses into two independent, publicly traded companies (the “Separation Transaction”). Federal-Mogul is engaged in planning and executing the Separation Transaction and its objective is to complete the Separation Transaction in the first half of 2015. Unanticipated developments could delay or negatively impact the Separation Transaction or increase expenses relating to the transaction. Federal-Mogul cannot assure you that it will be able to complete the Separation Transaction on the terms that it announced or on the anticipated timeline, if at all.  If Federal-Mogul is unable to consummate the Separation Transaction, it will have incurred costs without realizing the benefits of such transaction.  Further, the Separation Transaction will require significant time, resources and attention from Federal-Mogul's management, which may distract it from the operation of its business and the execution of its other initiatives. Federal-Mogul's employees may also be distracted due to uncertainty about their future roles pending the completion of the Separation Transaction. If the Separation Transaction is completed, such transaction may not achieve the intended results. Any such difficulties could have a material adverse effect on our Automotive segment's financial condition, results of operations and cash flows.
Federal-Mogul has substantial indebtedness, which could restrict its business activities and could subject it to significant interest rate risk.
Federal-Mogul has substantial indebtedness, which could restrict its business activities and could subject it to significant interest rate risk. As of September 30, 2014, our Automotive segment had approximately $2.7 billion of outstanding indebtedness. Federal-Mogul is permitted by the terms of its debt instruments to incur substantial additional indebtedness, subject to the restrictions therein. Federal-Mogul’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its debt obligations on commercially reasonable terms, would have a material adverse effect on its business, financial condition and results of operations. Federal-Mogul's indebtedness could:

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
Exhibit 101(1)
The following financial information from Icahn Enterprises' and Icahn Enterprises Holdings' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Changes in Equity for the nine months ended September 30, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (vi) the Notes to the Consolidated Financial Statements.

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

Date: November 4, 2014

Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/SungHwan Cho
SungHwan Cho, Chief Financial Officer and Director

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Peter Reck
Peter Reck, Chief Accounting Officer

Date: November 4, 2014