Form 10-K
period 2014-12-31
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2015-02-27
CIK 813762, 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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
Icahn Enterprises L.P. Yes ☐ No ☒          Icahn Enterprises Holdings L.P. Yes ☐ No ☒
The aggregate market value of Icahn Enterprises' depositary units held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing price of depositary units on the New York Stock Exchange Composite Tape on such date was $1,415 million.
As of February 26, 2015, there were 123,103,414 of Icahn Enterprises' depositary units outstanding.

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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 10, "Debt," to the consolidated financial statements, and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, as of February 26, 2015, Mr. Icahn and his affiliates owned 108,810,845, or approximately 88.4%, of Icahn Enterprises' outstanding depositary units.
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
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Automotive, Energy, Metals, Railcar, Gaming, Food Packaging, Real Estate and Home Fashion. Segment and geographic information for our reporting segments, as of December 31, 2014 and 2013 and for each of the three years ended December 31, 2014 is presented in Note 13, “Segment and Geographic Reporting,” to the consolidated financial statements, included in Item 8 of this Report. Also, refer to Note 3, “Operating Units,” for additional information for each of our reporting segments.
Business Strategy and Core Strengths
The Icahn Strategy
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
Today, we are a diversified holding company owning subsidiaries engaged in the following operating businesses: Investment, Automotive, Energy, Metals, Railcar, Gaming, Food Packaging, Real Estate and Home Fashion. Through our Investment segment, as of December 31, 2014, we have significant positions in various investments, which include Apple Inc. (AAPL), eBay Inc. (EBAY), Chesapeake Energy (CHK), Hertz Global Holdings, Inc. (HTZ), Hologic Inc. (HOLX), Nuance Communications, Inc. (NUAN), Herbalife Ltd. (HLF), Talisman Energy Inc. (TLM), Navistar International Corp. (NAV), Netflix (NFLX), Gannett Co., Inc. (GCI), Transocean Ltd. (RIG), Mentor Graphics Corporation (MENT), Manitowoc Company Inc. (MTW) and Seventy Seven Energy Inc. (SSE).
Several of our operating businesses started out as investment positions in debt or equity securities, held either directly by our Investment segment or Mr. Icahn. Those positions ultimately resulted in control or complete ownership of the target company. In 2012, we acquired a controlling interest in CVR Energy, Inc. (‘‘CVR’’) which started out as a position in our

Investment segment and is now an operating subsidiary that comprises our Energy segment. As of December 31, 2014, based on the closing sale price of CVR stock and distributions since we acquired control, we had a gain of approximately $2.0 billion on our purchase of CVR. The acquisition of CVR, like our other operating subsidiaries, reflects our opportunistic approach to value creation, through which returns may be obtained by, among other things, promoting change through minority positions at targeted companies in our Investment segment or by acquiring control of those target companies that we believe we could run more profitably ourselves.
In 2000, we began to expand our business beyond our traditional real estate activities, and to fully embrace our activist strategy. On January 1, 2000, the closing sale price of our depositary units was $7.625 per depositary unit. On December 31, 2014, our depositary units closed at $92.47 per depositary unit, representing an increase of approximately 1,476% since January 1, 2000 (including reinvestment of distributions into additional depositary units and taking into account in-kind distributions of depositary units). Comparatively, the S&P 500, Dow Jones Industrial and Russell 2000 indices increased approximately 86%, 122% and 190%, respectively, over the same period (including reinvestment of distributions into those indices).
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
The Chairman of the Board of our general partner, Carl C. Icahn, has been an activist investor since 1980. Mr. Icahn believes that the current environment continues to be conducive to activism. Many major companies have substantial amounts of cash. We believe that they are hoarding cash, rather than spending it, because they do not believe investments in their business will translate to earnings.
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
It is our belief that our strategy will continue to produce strong results into the future, and that belief is reflected in the action of the board of directors of our general partner, which announced in March 2014, a decision to modify our distribution policy to increase our annual distribution to $6.00 per depositary unit. We believe that the strong cash flow and asset coverage from our operating segments will allow us to maintain a strong balance sheet and ample liquidity.
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
Income
Since April 1, 2011, the results of our Investment segment have primarily been driven by the performance of the Investment Funds and our interests therein; the General Partners no longer receive special profits interest allocations or incentive allocations. Prior to March 31, 2011, income from our Investment segment was principally derived from three sources: (1) special profits interest allocations; (2) incentive allocations; and (3) gains and losses from our interests in the Investment Funds.
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
Employees
Our Investment segment is supported by an experienced team of 21 professionals as of December 31, 2014, including an investment, legal and operations group. In many cases, team members have worked together successfully and have provided business, investing and legal services for a number of years with respect to the Investment Funds' operations.

Automotive
Background
As of the date of this Report, we conducted our Automotive segment through our majority ownership in Federal-Mogul Holdings Corporation ("Federal-Mogul"). On July 3, 2008, we acquired a majority interest in Federal-Mogul. Since 2008, we acquired additional shares of common stock of Federal-Mogul. As of December 31, 2014, we owned approximately 80.7% of the outstanding common stock of Federal-Mogul.
As discussed below, on February 9, 2015, Icahn Enterprises entered into a definitive agreement to acquire substantially all of the auto parts assets in the United States of Uni-Select, Inc. ("Uni-Select USA"), a leading automotive parts distributor for domestic and imported vehicles. UniSelect USA will be operated independently of Federal-Mogul and will be reported as part of our Automotive segment during 2015. Unless the context indicates otherwise, all discussions contained herein regarding our Automotive segment pertain only to Federal-Mogul.
Reorganization
On April 15, 2014, Federal-Mogul completed a holding company reorganization (the “Reorganization”). As a result of the Reorganization, the outstanding shares of Federal-Mogul Corporation common stock were automatically converted on a one-for-one basis into shares of Federal-Mogul Holdings Corporation common stock, and all of the stockholders of Federal-Mogul Corporation immediately prior to the Reorganization automatically became stockholders of Federal-Mogul Holdings Corporation.

References herein to “Federal-Mogul” are to Federal-Mogul Corporation for the period prior to the effective time of the Reorganization on April 15, 2014 and to Federal-Mogul Holdings Corporation for the period after the effective time of the Reorganization.
On September 3, 2014, Federal-Mogul announced its plan to separate its Powertrain and Motorparts businesses into two independent, publicly-traded companies serving the global original equipment and aftermarket industries. The planned separation will be implemented through a tax-free distribution of Federal-Mogul’s Motorparts business to shareholders of Federal-Mogul Holdings Corporation. Completion of the transaction is subject to customary conditions, including among others, Federal-Mogul’s receipt of an IRS ruling or opinion of counsel to the effect that the distribution will qualify as a transaction that is generally tax-free for U.S. Federal Income tax purposes; as well as effectiveness of a Form 10 Registration Statement to be filed with the SEC.
On February 24, 2015, Federal-Mogul announced that it would defer the previously announced spin-off of its Motorparts business to allow for the integration of its recently completed brake component, chassis and valvetrain acquisitions and to recognize the benefits of the strategic initiatives in the Motorparts business.   As a result of the deferral and the recent closing of the acquisition of TRW's (as defined below) valvetrain business, Federal-Mogul will commence a common stock rights offering to strengthen its balance sheet (as further discussed below). Federal-Mogul’s board of directors intends to revisit the timing of the spin-off prior to year-end.  Meanwhile Federal-Mogul will continue to operate as two separate, independent businesses. No assurances can be given regarding the ultimate timing of the separation or that it will be consummated.
Rights Offering
On February 24, 2015, Federal-Mogul announced that it intends to launch a registered rights offering on or about March 6, 2015. In the rights offering, each holder of Federal-Mogul’s common stock as of the close of business on the record date of March 6, 2015 will be issued, at no charge, one transferable subscription right for each whole share of common stock owned by that stockholder on the record date (the “basic subscription privilege”). The rights offering will also include an over-subscription privilege, which will entitle stockholders who exercise all of their subscription rights in the basic subscription privilege the right to purchase additional shares of common stock in the rights offering, subject to availability and pro rata allocation of shares among rights holders exercising such over-subscription privilege.
Federal-Mogul will offer a number of shares of its common stock in the rights offering, inclusive of the over-subscription privilege, representing approximately $250 million of gross proceeds. Federal-Mogul plans to use the proceeds from the rights offering to strengthen its balance sheet.
Business
Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reduction and safety systems. Federal-Mogul serves the world’s foremost original equipment manufacturers (“OEM”) and servicers (“OES”) (collectively “OE”) of automotive, light, medium and heavy-duty commercial vehicles, off-road, agricultural, marine, rail, aerospace, power generation and industrial equipment, as well as the worldwide aftermarket. Federal-Mogul seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. Federal-Mogul believes that it is uniquely positioned to effectively manage and deliver the life cycle of a broad range of products to a diverse customer base. Federal-Mogul is a leading technology supplier and a market share leader in several product categories. As of December 31, 2014, Federal-Mogul had current OEM products included on more than 300 global vehicle platforms and more than 700 global powertrains used in light, medium and heavy-duty vehicles. Federal-Mogul offers premium brands, OE replacement and entry/midlevel products for all aftermarket customers. Therefore, Federal-Mogul can be first to the aftermarket with new products, service expertise and customer support. This broad range of vehicle and powertrain applications reinforces Federal-Mogul’s belief in its unique market position.
Federal-Mogul operates with two end-customer focused businesses. The Powertrain business focuses on original equipment products for automotive, heavy-duty and industrial applications. The Motorparts business sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers and other vehicle components. This organizational model allows for a strong product line focus benefiting both original equipment and aftermarket customers and enables the global Federal-Mogul teams to be responsive to customers’ needs for superior products and to promote greater identification with Federal-Mogul premium brands. Additionally, this organizational model enhances management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases.
The Powertrain business offers its customers a diverse array of market-leading products for OE applications, including pistons, piston rings, piston pins, cylinder liners, valve seats and guides, ignition products, dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, engine bearings, industrial bearings, bushings and washers, plus element resistant systems protection sleeving products, acoustic shielding and flexible heat shields. The Motorparts business offers powertrain products manufactured by the Powertrain business, distributed through globally-recognized aftermarket brands to the independent aftermarket and also offers brake disc pads, brake linings, brake blocks, brake system components, chassis products, wipers, and other product lines to OE and aftermarket customers.
Federal-Mogul has manufacturing facilities and distribution centers in 26 countries and, accordingly, Federal-Mogul’s businesses derive sales from both domestic and international markets. The attendant risks of Federal-Mogul’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, extraterritorial effects of United States laws such as the Foreign Corrupt Practices Act, and changes in laws and regulations.
Federal-Mogul is a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC") that are publicly available.
Acquisitions
Uni-Select USA
As previously disclosed, on February 9, 2015, Icahn Enterprises entered into a definitive agreement to acquire substantially all of the auto parts assets of Uni-Select USA, a leading automotive parts distributor for domestic and imported vehicles, for a purchase price of approximately $340 million, subject to customary closing conditions.
Uni-Select USA has 39 distribution centers and satellite locations and 240 corporate-owned jobber stores in the United States and supports a network of more than 2,000 independent wholesalers. Through its banner and technical support programs as well as its offering of premium auto parts, Uni-Select USA has built its reputation on being the partner of choice for independent entrepreneurs eager to tap into the strength of large network.
UniSelect USA will be operated independently of Federal-Mogul and will be reported as part of our Automotive segment.
TRW Automotive Holdings Corp.
On February 6, 2015, certain subsidiaries of Federal-Mogul finalized an agreement with TRW Automotive Holdings Corp. ("TRW") to purchase certain business assets of the TRW engine components business. The business was acquired through a combination of asset and stock purchases for a base purchase price of approximately $313 million, subject to certain customary closing and post-closing adjustments. The purchase of TRW’s engine valve business adds a new product line to Federal-Mogul's portfolio, strengthens its position as a leading developer and supplier of core components for engines, and enhances its ability to support its customers to improve fuel economy and reduce emissions.
Honeywell International Inc.
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
Affinia Group Inc.
On May 1, 2014, Federal-Mogul completed the Affinia Group Inc. ("Affinia") chassis business acquisition (the "Affinia Acquisition"). This business serves leading U.S. aftermarket customers with private label chassis product lines and will allow Federal-Mogul to broaden its product offering, provide operational synergies and better service customers globally. The purchase price was $149 million, net of acquired cash.
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

Research and Development
Federal-Mogul’s research and development activities are conducted its research and development locations. Within the United States, these centers are located in Skokie, Illinois; Ann Arbor, Michigan; Plymouth, Michigan; St. Louis, Missouri; Exton, Pennsylvania; and Waupun, Wisconsin. Internationally, the Company’s research and development centers are located in Araras, Brazil; Aubange, Belgium; Noyon Codex, France; Chapel-en-le-Frith, United Kingdom, Coventry, United Kingdom; Burscheid, Germany; Nuremberg, Germany; Wiesbaden, Germany; Bad Camberg, Germany; and Shanghai, China.
Each of Federal-Mogul's business units is engaged in engineering, research and development efforts working closely with customers to develop custom solutions to meet their needs. Total expenditures for research and development activities, including product engineering and validation costs, were $192 million, $177 million and $179 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Products
The following provides an overview of products manufactured and distributed by Federal-Mogul by product group:

•
Powertrain.   The Powertrain business primarily represents Federal-Mogul’s OE business. Approximately 93% of the Powertrain business’ revenue is derived from sales to OE customers, with the remaining 7% of its revenue being derived from sales directly to the Motorparts business for eventual distribution, by the Motorparts business, to customers in the independent aftermarket. The Powertrain business operates 66 manufacturing sites in 18 countries, serving a large number of major automotive, heavy-duty, marine and industrial customers worldwide.

Federal-Mogul is one of the world’s leading powertrain component and assembly providers. Comprehensive design capability and an extensive product portfolio enable effective delivery of a broad range of engine and driveline components as well as engineered solutions to improve fuel economy, reduce emissions or enhance vehicle performance and durability. Products in this segment include pistons, piston rings, piston pins, cylinder liners, valve seats and guides, engine bearings, industrial bearings, bushings and washers, ignition products, dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, element resistant systems protection sleeving products, flexible heat shields and lighting products. The Powertrain business' products are used in automotive, motorcycle, light truck, heavy-duty, industrial, commercial equipment (construction, agricultural, power generation, marine and railway), aerospace, and small air-cooled engine applications.

•
Motorparts. The Motorparts business sells and distributes a broad portfolio of products in the global vehicle aftermarket. Approximately 75% of the Motorparts business’ sales are derived from sales to customers in the aftermarket and approximately 25% are attributable to sales to the OE market. The Motorparts business operates 33 manufacturing sites in 16 countries and 24 distribution centers in 14 countries.

The Motorparts business’ products are designed to solve a problem, facilitate installation and improve safety, durability and vehicle performance. The Motorparts business’ products are utilized widely in vehicle braking systems and chassis, as well as in engine and sealing applications and general service. The Motorparts business sells its products, which total more than 570,000 SKUs, into the independent automotive, heavy-duty and specialty replacement markets. Through global market insight, supply chain expertise and brand and product line management, aftermarket and OE customers worldwide benefit from Federal-Mogul’s innovative technology, manufacturing, supply chain and distribution expertise.
Industry
The automotive light vehicle market, as well as the medium duty / heavy duty commercial market, is comprised of two primary businesses: the OE market in which Federal-Mogul’s products are used in the manufacture of new vehicles and OE dealer service parts, and the global aftermarket, in which Federal-Mogul’s products are used as replacement parts for all vehicles in operation on the road, including all previous models.

•
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

•
The Aftermarket Business. Products for the global vehicle aftermarket are sold directly to a wide range of distributors, retail parts stores and mass merchants that distribute these products to professional service providers, “do-it-yourself” consumers and in some cases, directly to service chains. Demand for aftermarket products historically has been driven by three primary factors: (i) the number of vehicles in operation; (ii) the average age of vehicles; and (iii) vehicle usage trends.

Customers
Federal-Mogul supplies OEs with a wide variety of technologically innovative parts, substantially all of which are manufactured by it. Federal-Mogul’s OE customers consist of automotive and heavy-duty vehicle manufacturers as well as agricultural, off-highway, marine, railroad, aerospace, high performance and industrial application manufacturers. Federal-Mogul has well-established relationships with substantially all major American, European and Asian automotive OEs.
Federal-Mogul’s aftermarket customers include independent warehouse distributors who redistribute products to local parts suppliers, distributors of heavy-duty vehicular parts, engine rebuilders, retail parts stores and mass merchants. The breadth of Federal-Mogul’s product lines, the strength of its leading brand names, marketing expertise, sizable sales force, and its distribution and logistics capability are central to the success of Federal-Mogul’s Motorparts operations.
No individual customer accounted for more than 6% of Federal-Mogul’s direct sales during 2014.
Competition
The global vehicular parts business is highly competitive. Federal-Mogul competes with many independent manufacturers and distributors of component parts globally. In general, competition for sales is based on price, product quality, technology, delivery, customer service and the breadth of products offered by a given supplier. Federal-Mogul is meeting these competitive challenges by developing leading technologies, efficiently integrating its manufacturing and distribution operations, expanding its product coverage within its core businesses, restructuring its operations and transferring production to best cost countries, and utilizing its worldwide technical centers to develop and provide value-added solutions to its customers. A summary of Federal-Mogul's primary independent competitors by its businesses is set forth below.

•
Powertrain. Primary competitors include Aisin, Art Metal, BinZou, Bleistahl, Bosch, Daido, Dana/Reinz, Delfingen, Denso, DongYang, ElringKlinger, Freudenberg, GKN, Hella, Hitachi-Automotive, Kolbenschmidt, Mahle, Miba, NGK, NOK, NPR, Osram, Pall, Riken, Sinteron, and Stanley.

•
Motorparts. Primary competitors include Akebono Brake Corporation, Autolite, Brake Parts Inc., Bosch Group, Centric Parts, Crowne Group LLC, Delphi Automotive LLP, Denso Corporation, Dorman Products, Inc., GRI Engineering and Development LLC (MAT Holdings, Inc.), Mahle GmbH, Mevotech Inc., NGK Spark Plug Co., Ltd., NTN Bearing Corporation, Neapco Inc., Old World Industries, LLC, Phillips Industries, Pylon Manufacturing Corporation, Rain-X (ITW Global Brands), SKF Group, Osram Sylvania Ltd., TRW Automotive Holdings Corp., The Timken Company, Trico Products Corporation and Valeo Group.

Raw Materials and Suppliers
Federal-Mogul purchases various raw materials and component parts for use in its manufacturing processes, including ferrous and non-ferrous metals, non-metallic raw materials, stampings, castings and forgings. Federal-Mogul also purchases parts manufactured by other manufacturers for sale in the aftermarket. Federal-Mogul has not experienced any significant shortages of raw materials, components or finished parts and normally does not carry inventories of raw materials or finished parts in excess of those reasonably required to meet its production and shipping schedules. In 2014, no outside supplier of Federal-Mogul provided products that accounted for more than 3% of Federal-Mogul’s annual purchases.
Seasonality
Federal-Mogul’s business is moderately seasonal because many North American OE customers typically close assembly plants for two weeks in July for model year changeovers, and for an additional week during the December holiday season. OE customers in Europe historically shut down vehicle production during portions of July and August and one week in December. Shut-down periods in the Rest of World generally vary by country. The aftermarket experiences seasonal fluctuations in sales due to demands caused by weather and driving patterns. Historically, Federal-Mogul’s sales and operating profits have been the strongest in the second quarter.
Impact of Environmental Regulations
Federal-Mogul’s operations, consistent with those of the manufacturing sector in general, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environmental control activities did not have a material impact on Federal-Mogul’s financial position or cash flows in 2014 and are not expected to have a material impact on its financial position or cash flows in 2015.
Intellectual Property
Federal-Mogul holds in excess of 5,700 patents and patent applications on a worldwide basis, of which more than 1,160 have been filed in the United States. Of the approximately 5,700 patents and patent applications, approximately 30% are in production use and/or are licensed to third parties, and the remaining 70% are being considered for future production use or provide a strategic technological benefit to Federal-Mogul.
Federal-Mogul does not materially rely on any single patent, nor will the expiration of any single patent materially affect its business. Federal-Mogul’s current patents expire over various periods into the year 2036. Federal-Mogul is actively introducing and patenting new technology to replace formerly patented technology before the expiration of the existing patents. In the aggregate, Federal-Mogul’s worldwide patent portfolio is materially important to its business because it enables it to achieve technological differentiation from its competitors.
Federal-Mogul also maintains more than 6,800 active trademark registrations and applications worldwide. In excess of 90% of these trademark registrations and applications are in commercial use by Federal-Mogul or are licensed to third parties.
Employees
Federal-Mogul had approximately 48,600 employees as of December 31, 2014.
Various unions represent approximately 31% of Federal-Mogul's U.S. hourly employees and approximately 91% of Federal-Mogul's non-U.S. hourly employees. With the exception of two facilities in the United States, most of Federal-Mogul's unionized manufacturing facilities have their own contracts with their own expiration dates, and as a result, no contract expiration date affects more than one facility.

Energy
Background
We conduct our Energy segment through our majority ownership in CVR. We acquired a controlling interest in CVR on May 4, 2012.
CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces nitrogen fertilizers in the form of urea ammonium nitrate ("UAN") and ammonia. As of December 31, 2014, CVR owned 100% of the general partners of CVR Refining and CVR Partners and approximately 66% of the common units of CVR Refining and 53% of the common units of CVR Partners.

CVR is a reporting company under the Exchange Act and files annual, quarterly and current reports, proxy statements and other information with the SEC that are publicly available.
As of December 31, 2014, Icahn Enterprises owned 82.0% of the total outstanding common stock of CVR. In addition, as of December 31, 2014, we directly owned approximately 4.0% of the total outstanding common units of CVR Refining.
Petroleum Business
The petroleum business consists of our and CVR's interest in CVR Refining.
CVR's petroleum business includes a 115,000 barrels per calendar day ("bpcd") rated capacity complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a 70,000 bpcd rated capacity complex crude oil refinery in Wynnewood, Oklahoma . The combined crude capacity represents approximately 22% of the region's refining capacity. The Coffeyville refinery located in southeast Kansas is approximately 100 miles from Cushing, Oklahoma, a major crude oil trading and storage hub. The Wynnewood refinery is located approximately 65 miles south of Oklahoma City, Oklahoma and approximately 130 miles from Cushing, Oklahoma.
The petroleum business also includes the following auxiliary operating assets:

•
Crude Oil Gathering System.  The petroleum business owns and operates a crude oil gathering system serving Kansas, Nebraska, Oklahoma, Missouri and Texas. The gathering system includes approximately 336 miles of owned and leased pipelines and approximately 150 crude oil transports and associated storage facilities, which allows it to gather crude oils from independent crude oil producers. The crude oil gathering system has a gathering capacity of approximately 60,000 barrels per day ("bpd"). Gathered crude oil provides an attractive and competitive base supply of crude oil for the Coffeyville and Wynnewood refineries. During 2014, the petroleum business gathered an average of approximately 59,000 bpd.

•
Pipelines and Storage Tanks.  The petroleum business owns a proprietary pipeline system capable of transporting approximately 170,000 bpd of crude oil from its Broome Station facility located near Caney, Kansas to its Coffeyville refinery. Crude oils sourced outside of the proprietary gathering system are delivered by common carrier pipelines into various terminals in Cushing, Oklahoma, where they are blended and then delivered to the Broome Station tank farm via a pipeline owned by Plains Pipeline L.P. ("Plains"). The petroleum business owns approximately (i) 1.4 million barrels of crude oil storage capacity that supports the gathering system and the Coffeyville refinery, (ii) 0.9 million barrels of crude oil storage capacity at the Wynnewood refinery and (iii) 1.0 million barrels of crude oil storage capacity in Cushing, Oklahoma. The petroleum business also leases additional crude oil storage capacity of approximately 2.8 million barrels in Cushing and approximately 0.1 million barrels at the Wynnewood refinery. In addition to crude oil storage, the petroleum business owns approximately 4.5 million barrels of combined refinery related storage capacity.

Crude and Feedstock Supply
The Coffeyville refinery has the capability to process blends of a variety of crude oil ranging from heavy sour to light sweet crude oil. Currently, the Coffeyville refinery crude oil slate consists of a blend of mid-continent domestic grades and various Canadian medium and heavy sours, and it has recently introduced North Dakota Bakken and other similarly sourced crudes into its crude slate. While crude oil has historically constituted over 90% of the Coffeyville refinery's total throughput over the last five years, other feedstock inputs include normal butane, natural gasoline, alkylation feeds, naphtha, gas oil and vacuum tower bottoms.
The Wynnewood refinery has the capability to process blends of a variety of crude oil ranging from medium sour to light sweet crude oil, although isobutane, gasoline components, and normal butane are also typically used. Historically most of the Wynnewood refinery's crude oil has been acquired domestically, mainly from Texas and Oklahoma, but the refinery can also access and process various light and medium Canadian grades.
Crude oil is supplied to the Coffeyville and Wynnewood refineries through the wholly-owned gathering system and by pipeline. The petroleum business has continued to increase the number of barrels of crude oil supplied through its crude oil gathering system in 2014 and it now has the capacity of supplying approximately 60,000 barrels per day ("bpd") of crude oil to the refineries. For the year ended December 31, 2014, the gathering system supplied approximately 37% of the Coffeyville refinery's crude oil demand and 21% of the Wynnewood refinery's crude oil demand, respectively.
For the year ended December 31, 2014, the Coffeyville refinery's crude oil supply blend was comprised of approximately 86% light sweet crude oil, 13% heavy sour crude oil and 1% light/medium sour crude oil. For the year ended December 31, 2014, the Wynnewood refinery's crude oil supply blend was comprised of approximately 99% sweet crude oil and 1% light/medium sour crude oil.

Crude Oil Supply Agreement
In August 2012, the petroleum business entered into a Crude Oil Supply Agreement (the "Vitol Agreement") with Vitol Inc. ("Vitol"). Under the Vitol Agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps the petroleum business to reduce its inventory position and mitigate crude oil pricing risk. The Vitol Agreement had an initial term commencing August 31, 2012 through December 31, 2014 (the "Initial Term"). Following the Initial Term, the Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of the Initial Term or any Renewal Term. The Vitol Agreement was extended for a one-year Renewal Term through December 31, 2015.
Marketing and Distribution
The petroleum business focuses its Coffeyville petroleum product marketing efforts in the central mid-continent area, because of its relative proximity to the refinery and pipeline access. Coffeyville also has access to the Rocky Mountain area. Coffeyville engages in rack marketing, which is the supply of product through tanker trucks directly to customers located in close geographic proximity to the refinery and to customers at throughput terminals on the refined products distribution systems of Magellan and NuStar. Coffeyville also makes bulk sales (sales into third-party pipelines) into the mid-continent markets and other destinations utilizing the product pipeline networks owned by Magellan Midstream Partners, L.P. ("Magellan"), Enterprise Products Partners, L.P. and NuStar Energy, L.P. The outbound Enterprise Pipeline Red Line provides Coffeyville with access to the NuStar Refined Products Pipeline system. This allows gasoline and ULSD product sales from Kansas up into North Dakota.
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
The petroleum business also has a rack marketing business supplying product through tanker trucks directly to customers located in proximity to the Coffeyville and Wynnewood refineries, as well as to customers located at throughput terminals on refined products distribution systems run by Magellan and NuStar. Rack sales are at posted prices that are influenced by competitor pricing and Group 3 spot market differentials. Additionally, the Wynnewood refinery supplies jet fuel to the U.S. Department of Defense. For the year ended December 31, 2014, the two largest customers accounted for approximately 13% and 9% of the petroleum business net sales and approximately 48% of the petroleum business net sales were made to its ten largest customers.
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
Seasonality
The petroleum business experiences seasonal effects as demand for gasoline products is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and road construction work. Demand for diesel fuel is higher during the planting and harvesting seasons. As a result, the petroleum business' results of operations for the first and fourth calendar quarters are generally lower compared to its results for the second and third calendar quarters. In addition, unseasonably cool weather in the summer months and/or unseasonably warm weather in the winter months in the markets in which the petroleum business sells its petroleum products can impact the demand for gasoline and diesel fuel. The demand for asphalt is also seasonal and is generally higher during the months of March through October.
Nitrogen Fertilizer Business
CVR owns its nitrogen fertilizer business through its interest in CVR Partners. The nitrogen fertilizer business is the only nitrogen fertilizer plant in North America that utilizes a pet coke gasification process to produce nitrogen fertilizer products, which are used primarily by farmers to improve the yield and quality of their crops. The nitrogen fertilizer business' principal products are UAN and ammonia which are manufactured at its facility in Coffeyville, Kansas. The nitrogen fertilizer business' product sales are heavily weighted toward UAN and all of its products are sold on a wholesale basis.
Raw Material Supply
 The nitrogen fertilizer facility's primary input is pet coke. On average, during the past five years, over 70% of the nitrogen fertilizer business' pet coke requirements were supplied by CVR Refining's adjacent crude oil refinery pursuant to a renewable long-term agreement. Historically the nitrogen fertilizer business has obtained the remainder of its pet coke requirements from third parties such as other Midwestern refineries or pet coke brokers at spot-prices. During 2012, CVR Partners entered into a pet coke supply agreement with HollyFrontier Corporation. The term of this renewed agreement expires in December 2015 and may be renewed. If necessary, the gasification process can be modified to operate on coal as an alternative, which provides an additional raw material source. There are significant supplies of coal within a 60-mile radius of the nitrogen fertilizer plant.
Linde LLC ("Linde") owns, operates, and maintains the air separation plant that provides contract volumes of oxygen, nitrogen, and compressed dry air to the gasifiers for a monthly fee. The nitrogen fertilizer business provides and pays for all utilities required for operation of the air separation plant. The agreement with Linde expires in 2020.
Nitrogen Production Process
The nitrogen fertilizer plant uses a gasification process to convert pet coke to high purity hydrogen for subsequent conversion to ammonia. The nitrogen fertilizer plant is capable of processing approximately 1,400 tons per day of pet coke from the Coffeyville crude oil refinery and third-party sources and converting it into approximately 1,225 tons per day of ammonia. Substantially all of the ammonia produced is converted to approximately 3,000 tons per day of UAN. The nitrogen fertilizer business completed a significant two-year plant expansion in February 2013, which increased UAN production capacity by 400,000 tons or approximately 50%, per year.
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

UAN and ammonia are distributed by truck or by railcar. If delivered by truck, products are sold on a freight-on-board basis, and freight is normally arranged by the customer. The nitrogen fertilizer business leases and owns a fleet of railcars for use in product delivery. The nitrogen fertilizer business operates eight rail loading and two truck loading racks for UAN. It also operates four rail loading and two truck loading racks for ammonia.
The nitrogen fertilizer business owns all of the truck and rail loading equipment at the nitrogen fertilizer facility. The nitrogen fertilizer business also utilizes two separate UAN storage tanks and related truck and railcar load-out facilities. Each of these facilities, located in Phillipsburg and Dartmouth, Kansas, has a UAN storage tank that has a capacity of two million gallons, or approximately 10,000 tons. The Phillipsburg property that the terminal was constructed on is owned by a subsidiary of CVR Refining, which operates the terminal. The Dartmouth terminal is located on leased property owned by the Pawnee County Cooperative Association, which operates the terminal. The purpose of the UAN terminals is to collectively distribute approximately 40,000 tons of UAN fertilizer annually. These UAN terminals are currently operational.
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
Customers
The nitrogen fertilizer business sells UAN products to retailers and distributors. In addition, it sells ammonia to agricultural and industrial customers. Some of its larger customers include Gavilon Fertilizer, LLC, United Suppliers, Inc., Crop Production Services, Inc., J.R. Simplot, Inc., Interchem and MFA. Given the nature of its business, and consistent with industry practice, the nitrogen fertilizer business does not have long-term minimum purchase contracts with any of its UAN and ammonia customers.
For the year ended December 31, 2014, the top five customers of the nitrogen fertilizer business in the aggregate represented 41% of the nitrogen fertilizer business' net sales. The nitrogen fertilizer business' top two customers accounted for approximately 17% and 10%, respectively, of the nitrogen fertilizer business' net sales.
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
The nitrogen fertilizer business' major competitors include Agrium, Inc.; Koch Nitrogen Company, LLC; Potash Corporation of Saskatchewan, Inc.; CF Industries Holdings, Inc. and Terra Nitrogen Company, LP. Domestic competition is intense due to customers' sophisticated buying tendencies and competitor strategies that focus on cost and service. Also, foreign competition can exist from producers of fertilizer products manufactured in countries with lower cost natural gas supplies. In certain cases, foreign producers of fertilizer who export to the United States may be subsidized by their respective governments.
Based on third-party expert data regarding total United States demand for UAN and ammonia, our Energy segment estimates that the nitrogen fertilizer plant's UAN production in 2014 represented approximately 7% of total U.S. UAN use and that the net ammonia produced and marketed at Coffeyville represented less than 1% of total U.S. ammonia use.
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
Renewable Fuel Standards
In 2007, the EPA promulgated the Renewable Fuel Standard ("RFS"), which requires refiners to either blend "renewable fuels" in with their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers ("RINs") in lieu of blending. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. motor fuel market, there may be a decrease in demand for petroleum products. The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 of the prior year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. Beginning in 2011, the Coffeyville refinery was required to blend renewable fuels into its gasoline and diesel fuel or purchase RINs in lieu of blending. In 2013, the Wynnewood refinery was subject to the RFS for the first time.
During 2013, the cost of RINs became extremely volatile as the EPA's proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). In November 2013, the EPA published the annual renewable fuel percentage standards for 2014, which acknowledged the blend wall and were generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 proposed percentage standards were published; however, RIN prices remained volatile and increased subsequently in 2014. In May 2014, the EPA lowered the 2013 cellulosic biofuel standard to 0.0005%, and, in June 2014, the EPA extended the compliance demonstration deadline for the 2013 RFS to September 30, 2014. In August 2014, the EPA further extended the compliance demonstration deadline for the 2013 RFS to 30 days following the publication of the final 2014 annual renewable fuel percentage standards. In November 2014, the EPA announced that it would not finalize the 2014 annual renewable fuel percentage standards before the end of 2014, thereby extending the compliance deadline for the 2013 RFS as well.
The future cost of RINs for the petroleum business going forward is difficult to estimate, particularly until such time that the 2014 renewable fuel percentage standards are finalized and the 2015 renewable fuel percentage standards are announced. Additionally, the cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at the refineries, all of which can vary significantly from quarter to quarter.
For further discussion regarding the impact of RINs on our Energy segment's operations, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Energy."
Safety, Health and Security Matters
CVR is subject to a number of federal and state laws and regulations related to safety, including the Occupational Safety and Health Act ("OSHA") and comparable state statutes, the purpose of which are to protect the health and safety of workers. CVR is subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals.
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

Additionally, there has been no evidence of environmental impact. The refinery was in the final stages of shutdown for turnaround maintenance at the time of the incident. The petroleum business completed an internal investigation of the incident and cooperated with OSHA in its investigation. OSHA also conducted a general inspection of the facility during the boiler incident investigation. In March 2013, OSHA completed its investigation and communicated its citations to WRC. OSHA also placed WRC in its Severe Violators Enforcement Program ("SVEP"). Wynnewood Refining Company, LLC ("WRC") is vigorously contesting the citations and OSHA's placement of WRC in the SVEP. Any penalties associated with OSHA's citations are not expected to have a material adverse effect on the consolidated financial statements. On September 25, 2013, WRC agreed to pay a small civil penalty to settle rather than defend claims alleged by the EPA under the Clean Air Act's general duty clause related to the boiler incident. In addition to the above, the spouses of the two employees fatally injured have filed a civil lawsuit against WRC, CVR Refining and CVR Energy in Fort Bend County, Texas. The civil suit is in discovery and the companies will vigorously defend the suit. It is currently too early to assess a potential outcome in the matter.
Employees
As of December 31, 2014, 982 employees were employed by the petroleum business, 144 were employed by the nitrogen fertilizer business and 172 employees were employed by CVR in Sugar Land, Texas and Kansas City, Kansas.
As of December 31, 2014, the Coffeyville refinery employed 662 of the petroleum business employees, about 51% of whom were covered by a collective bargaining agreement. These employees are affiliated with five unions of the Metal Trades Department of the AFL-CIO ("Metal Trade Unions") and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO-CLC ("United Steelworkers"). The petroleum business is a party to a collective bargaining agreement with the Metal Trade Unions covering union members who work directly at the Coffeyville refinery. The agreement expires in March 2019. In addition, a collective bargaining agreement with the United Steelworkers, which covers the balance of the petroleum business' unionized employees who work in crude transportation and related operations, expires in March 2017 and automatically renews on an annual basis thereafter unless a written notice is received sixty days in advance of the relevant expiration date.
As of December 31, 2014, the Wynnewood refinery employed 320 people, about 59% of whom were represented by the International Union of Operating Engineers. The collective bargaining agreement with the International Union of Operating Engineers with respect to the Wynnewood refinery expires in June 2017.

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
The scrap market in which PSC Metals operates is highly dependent on overall economic conditions in the U.S. and other global markets. While economic conditions in the U.S. improved in 2014 as compared to 2013, deteriorating economic conditions outside the U.S. combined with a strong U.S. dollar to weaken an already depressed scrap export market, resulting in tons that would have previously been exported being offered to domestic consumers. The strong dollar also encouraged increased steel imports that put pressure on domestic steel mill capacity utilization and resulted in increasing domestic steel inventories in 2014. Also during 2014, iron ore prices dropped significantly, improving the economics of that alternative to processed scrap for steel producers. The combined effect of these events on the scrap market was increased competition for decreasing domestic demand, and scrap prices falling by end of 2014, to the lowest levels since 2012. On the supply side, competition for shredder feedstock remained intense and margins remained under pressure in 2014. Unstable, and decreasing market pricing throughout 2014, but primarily during the fourth quarter of 2014, had the effect of reducing flows from peddlers and dealers while at the same time reducing margins. We cannot predict whether, or how long, current market conditions will continue to persist.
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
Customers
Our Metals segment had three customers in 2014 that represented approximately 39% of its net sales, one of which individually accounted for approximately 24% of its net sales. No other customer accounted for more than 10% of our Metals segment's net sales in 2014.
Employees
As of December 31, 2014, PSC Metals had 892 employees, of which 143 employees were covered by collective bargaining agreements.

Railcar
Background
We conduct our Railcar segment through our majority ownership interests in American Railcar Industries, Inc. ("ARI") and American Railcar Leasing, LLC ("ARL").

On January 15, 2010, we acquired a 54.3% controlling interest in ARI from affiliates of Mr. Icahn. The acquisition of ARI has been treated as an acquisition of an entity under common control that requires us to consolidate the financial results of ARI on an as-if-pooling basis. During 2011, we acquired additional shares of ARI common stock. As of December 31, 2014, we owned approximately 55.6% of the total outstanding common stock of ARI.
As discussed further in Note 3, "Operating Units - Railcar," to the consolidated financial statements, pursuant to a contribution agreement (the "ARL Contribution Agreement") dated September 20, 2013 and with a closing date on October 2, 2013 among AEP Rail Corp. ("AEP"), IRL Holding LLC ("IRL"), ARL and IEP Energy Holding LLC, we acquired a 75% economic interest in the newly capitalized ARL. ARL is considered an entity under common control that requires us to consolidate the financial results of ARL on an as-if-pooling basis.
On August 17, 2012, AEP Leasing LLC ("AEP Leasing"), a wholly owned subsidiary of Icahn Enterprises, was formed for the purpose of leasing railcars. Pursuant to the ARL Contribution Agreement, we contributed AEP Leasing, including its fleet of railcars, to ARL.
Business
ARI is a leading North American designer and manufacturer of hopper and tank railcars. ARI provides its railcar customers with integrated solutions through a comprehensive set of high-quality products and related services through its manufacturing, leasing and railcar services operations. ARI's manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. ARI's Railcar services consist of railcar repair, engineering and field services.
ARL is engaged in the business of leasing railcars to customers with specific requirements whose products require specialized railcars dedicated to transporting, storing, and preserving the integrity of their products. These products are primarily in the energy, food and agriculture, chemical, minerals and petrochemical industries.
ARI’s and ARL’s railcar leasing business consists of railcars manufactured primarily by ARI and leased to third parties under operating leases. ARI’s leasing business is operated under lease management agreements with ARL through which ARL markets ARI’s railcars for sale or lease and acts as ARI’s manager to lease railcars on ARI’s behalf for a fee.
ARI is a reporting company under the Exchange Act and files annual, quarterly and current reports, proxy statements and other information with the SEC that is publicly available.
Customers
Our Railcar segment’s primary customers include leasing companies, industrial companies and those that use railcars for freight transport, or shippers, and Class I railroads. In servicing this customer base our Railcar segment believes its comprehensive railcar services offerings and its railcar components manufacturing operations will help our Railcar segment to further penetrate the general railcar manufacturing and leasing market.
Products and Services
ARI designs, manufactures and sells special, customized and general purpose railcars and a wide range of components primarily for the North American railcar and industrial markets. In addition, ARI offers these same railcars for lease. ARI also supports the railcar industry by offering a variety of comprehensive railcar repair services, ranging from full to light repair, engineering and on-site repairs and maintenance through its various repair facilities, including mobile units and mini shops.
ARI primarily manufactures two types of railcars, hopper and tank railcars, but has the ability to produce additional railcar types. ARI also manufactures various components for railcar and industrial markets.
ARI and ARL offer customers the option to lease their railcars through various leasing options, including full service leases. Maintenance of leased railcars can be provided, in part, through ARI's railcar repair and refurbishment facilities. The railcars in ARI's and ARL's lease fleet are leased to shippers with lease terms generally ranging from two to ten years. Our Railcar segment's combined railcar lease fleet consists of more than 39,700 railcars as of December 31, 2014.
ARI's railcar services group focuses on railcar repair, engineering and field services. Its primary customers for services provided by this group are leasing companies and shippers of specialty hopper and tank railcars. ARI's railcar services provide it insight into its customers' railcar needs. ARI uses this knowledge to improve its service and product offerings.
Competition
The railcar manufacturing industry has historically been extremely competitive. ARI competes primarily with Trinity Industries, Inc. ("Trinity"), The Greenbrier Companies, Inc. ("Greenbrier"), Freight Car America Inc., National Steel Car Limited and Union Tank Car Company. Competitors have expanded and may continue to expand their capabilities in ARI's core railcar markets.

The railcar leasing industry has also been historically extremely competitive. Both ARI and ARL compete primarily with GE Rail Services, GATX Corp., CIT Group, Trinity and Union Tank Car Company in the railcar leasing market.
Employees
As of December 31, 2014, ARI had 2,865 full-time employees in various locations throughout the United States and Canada, of which approximately 14% were covered by domestic collective bargaining agreements at two of ARI's repair facilities and at its Texas manufacturing facility.
As of December 31, 2014, ARL had 55 full-time employees, with the 44 of the employees located at ARL’s executive offices maintained at Saint Charles, Missouri, and the remaining 11 regional marketing employees located throughout the United States and Canada.

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
As of December 31, 2014, we owned approximately 67.9% of the total outstanding common stock of Tropicana.
Business
Tropicana is an owner and operator of regional casino and entertainment properties located in the United States and one temporary casino resort development located on the island of Aruba. On April 1, 2014, Tropicana acquired an additional casino resort in Missouri. Tropicana primarily caters to local and regional guests to provide a fun and exciting gaming environment with high-quality and high-value lodging, dining, retail and entertainment amenities. Tropicana's properties offer a broad array of gaming options specifically tailored for its patrons in each market. Tropicana's U.S. properties include the following casinos:

•	Tropicana Laughlin Hotel and Casino - Laughlin, Nevada;

•	Lumiére Place Casino - St. Louis, Missouri;

•	Montbleu Casino Resort & Spa - South Lake Tahoe, Nevada;

•	Tropicana AC - Atlantic City, New Jersey;

•	Tropicana Evansville - Evansville, Indiana;

•	Belle of Baton Rouge Casino and Hotel - Baton Rouge, Louisiana; and

•	Tropicana Greenville - Greenville, Mississippi; and

•	Tropicana Aruba - Noord, Aruba.

Competition
Tropicana owns land-based and riverboat casino facilities in six states and one temporary casino resort development located on the island of Aruba. Tropicana competes with numerous casinos and casino hotels of varying quality and size in the markets in which its properties are located and with other forms of legalized gaming, including state-sponsored lotteries, racetracks, off-track wagering, video lottery, video poker terminals and card parlors. Tropicana also competes with other non-gaming resorts and vacation areas, and with various other entertainment businesses. The casino entertainment business is characterized by competitors that vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity.
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
Tropicana's operating results can be adversely affected by costs associated with advertising, promotions and complimentary services to patrons, the amount and timing of which may be affected by the advertising and complimentary policies and actions of its properties' competitors and its efforts to keep pace with them. If Tropicana's operating revenues are insufficient to allow it to match the promotions of competitors, the number of its casino patrons may decline, which may have a material adverse effect on our Gaming segment's financial performance. In addition, some of Tropicana's competitors have significantly greater financial resources than it does, and as a result Tropicana may not be able to successfully compete with them in the future.
Trademarks
Tropicana uses a variety of trade names, service marks and trademarks and has all the rights and licenses necessary to conduct its continuing operations. Tropicana has registered several service marks and trademarks with the United States Patent and Trademark Office or otherwise acquired the licenses to use those which are material to the conduct of its business. Tropicana owns the following federally registered trademarks or service marks that are material to its business: MontBleu, Aztar, Trop, Tropicana, Belle of Baton Rouge, Trop Advantage, the Quarter at Tropicana and Lumiére.
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
Governmental Regulation
The ownership and operation of Tropicana's gaming facilities are subject to pervasive regulation under the laws and regulations of each of the six states in which it operates as well as in Aruba where Tropicana operates a temporary casino. Gaming laws generally are based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local revenues derived through taxes and licensing fees imposed on the gaming industry participants as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish procedures to ensure that participants in the gaming industry meet certain standards of character and fitness.
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
Employees
As of December 31, 2014, Tropicana had approximately 7,400 employees and had collective bargaining agreements with several unions covering approximately 2,700 of those employees, substantially all of whom are employed at Tropicana AC, Lumiére Place Casino, Belle of Baton Rouge and Tropicana Evansville. Tropicana periodically experiences challenges in negotiating collective bargaining agreements with certain unions. In September 2014, a collective bargaining agreement with UNITE HERE Local 54 covering approximately 1,000 employees at Tropicana AC expired and Tropicana AC is presently operating without an agreement with this union. In 2012 and 2014 there were certain labor disruptions at Tropicana AC related to several UNITE HERE Local 54 union protest rallies. Tropicana cannot assure that this situation will not result in additional labor disruptions at the property.

Food Packaging
Background
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase").
On January 15, 2010, we acquired 71.4% of the total outstanding common stock of Viskase from affiliates of Mr. Icahn. The acquisition of Viskase has been treated as an acquisition of an entity under common control that requires us to consolidate the financial results of Viskase on an as-if-pooling basis. During 2013, we acquired additional shares of common stock of Viskase. As of December 31, 2014, we owned approximately 73.5% of the total outstanding common stock of Viskase.
Business
Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase operates nine manufacturing facilities and nine distribution centers throughout North America, Europe, South America and Asia. Viskase provides value-added support services relating to these products for some of the world's largest global consumer products companies. Viskase believes it is one of the two largest worldwide producers of non-edible cellulosic casings for processed meats and one of the three largest manufacturers of non-edible fibrous casings.
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
International
Viskase has seven manufacturing or finishing facilities located outside the continental United States: Monterrey, Mexico; Beauvais, France; Thâon-les-Vosges, France; Caronno, Italy; Warsaw, Poland; Clark Freeport Zone, Philippines; and Atibaia, Brazil. Viskase continues to explore opportunities to expand in emerging markets. Net sales from customers located outside the United States represented approximately 72% of its total net sales in 2014. Viskase's operations in France are responsible for distributing products, directly or through distributors, in Europe, Africa, the Middle East and parts of Asia. While overall consumption of processed meat products in North America and Western Europe is stable, market growth is driven by increasing demand in Eastern Europe, South America and the Asia Pacific region.
Employees
As of December 31, 2014, Viskase had 2,120 employees worldwide, including 516 employees covered under collective bargaining agreements.

Real Estate
Background
Our Real Estate operations consist of rental real estate, property development and associated resort activities.
Our rental real estate operations consist primarily of retail, office and industrial properties leased to single corporate tenants. As of December 31, 2014, we owned 29 commercial rental real estate properties. Historically, substantially all of our real estate assets leased to others have been net-leased under long-term leases. With certain exceptions, these tenants are required to pay all expenses relating to the leased property and, therefore, we are typically not responsible for payment of expenses, including maintenance, utilities, taxes, insurance or any capital items associated with such properties.
Our property development operations are run primarily through Bayswater Development LLC, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida include land for future residential development of approximately 267 and 1,328 units of residential housing, respectively. Both developments operate golf and resort operations as well. Our long-term investment horizon and operational expertise allow us to acquire properties with limited current income and complex entitlement and development issues.
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

Employees
Our Real Estate segment had 201 employees as of December 31, 2014, which fluctuates due to the seasonal nature of certain of our businesses. No employees are covered by collective bargaining agreements.

Home Fashion
Background
We conduct our Home Fashion segment through our indirect wholly owned subsidiary, WestPoint Home LLC (“WPH”).
We acquired a controlling interest in WestPoint International, Inc. ("WPI") out of bankruptcy on August 8, 2005. In addition, we acquired certain preferred shares in WPI (the "Preferred Shares") during 2006. During 2011, we acquired additional shares of WPI common stock. On December 22, 2011, two of our subsidiaries, which held WPI's common and Preferred Shares, merged with and into WPI with WPI surviving the merger. As a result of the merger, among other things, (i) we became the sole owner of WPI, (ii) the Preferred Shares ceased to exist, (iii) any subscription rights to purchase WPI common stock were cancelled and (iv) minority stockholders of WPI became entitled to receive $3.05 per share for their common stock of WPI.
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

WPH manufactures and sells its own branded line of home fashion products consisting of merchandise bearing registered trademarks that include WestPoint Home, Grand Patrician, Martex, Luxor, Modern Living and Vellux.
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
The percentage of WPH's net sales derived from the sale of private label branded and unbranded products for 2014 was approximately 44%. For 2014, the percentage of WPH net sales derived from sales under brands it owns and controls was approximately 33%, and the percentage of WPH net sales derived from sales under brands owned by third parties pursuant to licensing arrangements with WPH was approximately 23%.
Customers
WPH sells its home fashion products to catalog retailers, chain stores, mass merchants, department stores, specialty stores and warehouse clubs, both domestically and internationally. During 2014, WPH's top four customers accounted for approximately 67% of its net sales, one of which individually accounted for approximately 29% of its net sales.
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
Employees
As of December 31, 2014, WPH employed 374 employees in the United States and 1,751 employees abroad, for a total of 2,125 employees worldwide.

Holding Company
We seek to invest our available cash and cash equivalents in liquid investments with a view to enhancing returns as we continue to assess further acquisitions of, or investments in, operating businesses.
As of December 31, 2014, we had investments with a fair market value of approximately $4.3 billion in the Investment Funds. We may redeem our direct investment in the Investment Funds upon notice.
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
Mr. Icahn, through affiliates, owns 100% of Icahn Enterprises GP, the general partner of Icahn Enterprises and Icahn Enterprises Holdings, and approximately 88.4% of Icahn Enterprises' outstanding depositary units as of February 26, 2015, and, as a result, has the ability to influence many aspects of our operations and affairs.
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
On February 11, 2013, we announced that the board of directors of our general partner approved a modification to our distribution policy to provide for an increase in the annual distribution from $1.40, comprised of $0.40 in cash and $1.00 in depositary units, to $4.00 per depositary unit, payable in either cash or additional depositary units, at the election of each depositary unitholder. On May 29, 2013, the board of directors of our general partner further modified our distribution policy to increase our annual distribution from $4.00 per depositary unit to $5.00 per depositary unit. Further, on March 3, 2014, the board of directors of our general partner announced an increase in our annualized distribution from $5.00 per depositary unit to $6.00 per depositary unit.
While we made cash distributions to Icahn Enterprises' unitholders in each of the four quarters of 2014, the payment of future distributions, including higher distribution amounts as discussed above, will be determined by the board of directors of Icahn Enterprises GP, our general partner, quarterly, based on a review of a number of factors, including those described below and other factors that it deems relevant at the time that declaration of a distribution is considered.
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
Our current businesses and businesses that we acquire may not generate sufficient cash to service our debt. In addition, we may not generate sufficient cash flow from operations or investments and future borrowings may not be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. As of December 31, 2014, approximately $2.0 billion of required payments will come due in the three-year period ending December 31, 2017, which includes interest on our senior notes as well as principal and interest on mortgages payable. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
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
As of December 31, 2014, we and our subsidiaries had debt of approximately $11.6 billion, of which approximately $5.5 billion pertained to our Holding Company.
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
As of December 31, 2014, based on covenants in the indenture governing our senior notes, we were permitted to incur approximately $930 million in additional indebtedness.
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
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 88.4% of Icahn Enterprises' outstanding depositary units as of February 26, 2015. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. As a result of our ownership of more than 80% in our subsidiaries, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. ACF Industries LLC ("ACF") and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of December 31, 2014 and 2013. If the plans were voluntarily terminated, they would be underfunded by approximately $474 million and $592 million as of December 31, 2014 and 2013, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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
The Investment Funds' investments are subject to numerous additional risks including those described below.

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

Automotive

The separation of Federal-Mogul's Powertrain and Motorparts businesses into two independent, publicly traded companies may not be completed on the terms or timeline currently contemplated, if at all. Further, the separation will require significant time, resources and attention from management, which may distract Federal-Mogul's management from the operation of its business and the execution of its other initiatives.
On September 3, 2014, Federal-Mogul announced its intention to pursue the separation of its Powertrain and Motorparts divisions into two independent, publicly traded companies (the “Separation Transaction”). Unanticipated developments could delay or negatively impact the Separation Transaction or increase Federal-Mogul's expenses relating to the transaction. Federal-Mogul cannot assure that it will be able to complete the Separation Transaction on the terms that were announced or on the anticipated timeline, if at all.  If Federal-Mogul is unable to consummate the Separation Transaction, it will have incurred costs without realizing the benefits of such transaction.  Further, the Separation Transaction will require significant time, resources and attention from Federal-Mogul's management, which may distract its management from the operation of its business and the execution of its other initiatives. Federal-Mogul's employees may also be distracted due to uncertainty about their future roles pending the completion of the Separation Transaction. If the Separation Transaction is completed, such transaction may not achieve the intended results. Any such difficulties could have a material adverse effect on our Automotive segment's financial condition, results of operations or cash flows.
Federal-Mogul’s liquidity may be impacted in the short term from its growth activities and strategic initiatives:
Federal-Mogul is pursuing a number of organic and inorganic growth activities, restructuring plans and strategic initiatives to increase and improve its business and profitability. Federal-Mogul's management believes these activities will enhance its long term shareholder value; however, the investment to effectuate these activities may have an impact on Federal-Mogul’s short term liquidity and may create the need for additional borrowing which may be at higher interest rates given its current level of indebtedness.
Federal-Mogul has substantial indebtedness, which could restrict its business activities and could subject Federal-Mogul to significant interest rate risk.
As of December 31, 2014, our Automotive segment had approximately $2.7 billion of outstanding indebtedness. Federal-Mogul is permitted by the terms of its debt instruments to incur additional indebtedness, subject to the restrictions therein. Federal-Mogul’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its debt obligations on commercially reasonable terms, would have a material adverse effect on our Automotive segment’s business, financial condition and results of operations.  In addition, covenants in Federal-Mogul’s debt agreements could limit its ability to engage in certain transactions and pursue its business strategies, which could adversely affect its liquidity.
Federal-Mogul's indebtedness could:

•
limit Federal-Mogul’s ability to borrow money for working capital, capital expenditures, debt service requirements or other corporate purposes, guarantee additional debt or issue redeemable, convertible of preferred equity;

•
limit Federal-Mogul’s ability to make distributions or prepay its debt, incur liens, enter into agreements that restrict distributions from restricted subsidiaries, sell or otherwise dispose of assets (including capital stock of subsidiaries), enter into transactions with affiliates and merger, consolidate or sell substantially all of its assets;

•
require Federal-Mogul to dedicate a substantial portion of its cash flow to payments on indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development and other corporate requirements;

•	increase Federal-Mogul’s vulnerability to general adverse economic and industry conditions; and

•	limit Federal-Mogul’s ability to respond to business opportunities.
A significant portion of Federal-Mogul's indebtedness accrues interest at variable rates. To the extent market interest rates rise, the cost of Federal-Mogul's debt would increase, thereby adversely affecting our Automotive operations.
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

Federal-Mogul may pursue acquisitions or other affiliations that involve inherent risks, any of which may cause it not to realize anticipated benefits, and it may have difficulty integrating the operations of any companies that may be acquired, which may adversely affect our Automotive segment’s operations:
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
In the future, Federal-Mogul may not be able to successfully identify suitable acquisition or affiliation opportunities or complete any particular acquisition, combination, affiliation or other transaction on acceptable terms. Federal-Mogul’s identification of suitable acquisition candidates and affiliation opportunities and the integration of acquired business operations involve risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities. Such risks include the effects on Federal-Mogul’s business, diversion of management’s attention and risks associated with unanticipated problems or unforeseen liabilities, and may require significant financial resources that would otherwise be used for the ongoing development of Federal-Mogul's business.
The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. These difficulties could be further increased to the extent Federal-Mogul pursues acquisition or affiliation opportunities internationally. Federal-Mogul may not be effective in retaining key employees or customers of the combined businesses. Federal-Mogul may face integration issues pertaining to the internal controls and operations functions of the acquired companies and also may not realize cost efficiencies or synergies that were anticipated when selecting the acquisition candidates. Federal-Mogul may experience managerial or other conflicts with its affiliation partners. Any of these items could adversely affect our Automotive segment’s results of operations.
Federal-Mogul’s failure to identify suitable acquisition or affiliation opportunities may restrict its ability to grow its business. If Federal-Mogul is successful in pursuing future acquisitions or affiliations, it may be required to expend significant funds, incur additional debt and/or issue additional securities, which may materially adversely affect results of operations. If Federal-Mogul spends significant funds or incurs additional debt, Federal-Mogul’s ability to obtain financing for working capital or other purposes could decline and it may be more vulnerable to economic downturns and competitive pressures.
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
Federal-Mogul’s independent aftermarket customers are continuing to consolidate and gain purchasing power and the ability to demand extended payment terms and other pricing concessions. If these trends, continue the financial results of Federal-Mogul’s Motorparts business segment could be negatively impacted.
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
Our Energy segment's business, financial condition and results of operations could be negatively impacted by difficult conditions and volatility in the capital, credit and commodities markets and in the global economy. For example:

•
Although CVR believes the petroleum business has sufficient liquidity under its ABL credit facility and the intercompany credit facility to operate both the Coffeyville and Wynnewood refineries, and that the nitrogen fertilizer business has sufficient liquidity under its revolving credit facility to run the nitrogen fertilizer business, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, CVR may not be able to successfully obtain additional financing on favorable terms, or at all. Furthermore, the nitrogen fertilizer business' credit facility matures in April 2016 and there can be no assurance that it will be able to refinance its $125 million of outstanding term loan debt or obtain a new revolving credit facility on similar terms or at all.

•
Market volatility could exert downward pressure on the price of CVR Refining's and CVR Partners' common units, which may make it more difficult for either or both of them to raise additional capital and thereby limit their ability to grow, which could in turn cause CVR's stock price to drop;

•
The petroleum business' and nitrogen fertilizer business' credit facilities contain various covenants that must be complied with, and if either business is not in compliance, there can be no assurance that either business would be able to successfully amend the agreement in the future. Further, any such amendment may be expensive. In addition, any new credit facility the petroleum business or nitrogen fertilizer business may enter into may require them to agree to additional covenants; and

•
Market conditions could result in significant customers experiencing financial difficulties. CVR is exposed to the credit risk of its customers, and their failure to meet their financial obligations when due because of bankruptcy, lack of liquidity, operational failure or other reasons could result in decreased sales and earnings for CVR.

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
If any of CVR’s production plants, logistics assets, key pipeline operations serving its plants, or key suppliers sustains a catastrophic loss and operations are shut down or significantly impaired, it would have a material adverse impact on our Energy segment’s operations, financial condition and cash flows. In addition, the risk exposures CVR has at the Coffeyville, Kansas plant complex are greater due to production facilities for refinery and fertilizer production, distribution and storage being in relatively close proximity and potentially exposed to damage from one incident, such as resulting damages from the perils of explosion, windstorm, fire, or flood. Operations at either or both of the refineries and the nitrogen fertilizer plant could be curtailed, limited or completely shut down for an extended period of time as the result of one or more unforeseen events and circumstances, which may not be within our control, including:

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

•
an event or incident involving a large clean-up, decontamination, or the imposition of laws and ordinances regulating the cost and schedule of demolition or reconstruction, which can cause significant delays in restoring property to its pre-loss condition.

CVR has sustained losses over the past ten-year period at its plants, which are illustrative of the types of risks and hazards that exist. These losses or events resulted in costs assumed by us that were not fully insured due to policy retentions or applicable exclusions. These events were as follows:

•	June 2007: Coffeyville refinery and nitrogen fertilizer plant; flood;

•	September 2010: Nitrogen fertilizer plant; secondary urea reactor rupture;

•	December 2010: Coffeyville refinery; FCCU fire;

•	December 2010: Wynnewood refinery; hydrocracker unit fire;

•	September 2012: Wynnewood refinery boiler explosion;

•	July/August 2013: Coffeyville refinery; FCCU outage; and

•	July 2014: Coffeyville refinery; isomerization unit fire.
Currently, CVR is insured under casualty, environmental, property and business interruption insurance policies. The property and business interruption coverage has a combined policy limit of $1.0 billion. The property and business interruption insurance policies contain limits and sub-limits which insure all of CVR's assets. There is potential for a common occurrence to impact both the nitrogen fertilizer plant and Coffeyville refinery in which case the insurance limitations would apply to all damages combined. Under this insurance program, there is a $10.0 million property damage retention for all properties ($2.5 million in respect of the nitrogen fertilizer plant). For business interruption losses, the insurance program has a 45-day waiting period retention for any one occurrence. In addition, the insurance policies contain a schedule of sub-limits which apply to certain specific perils or areas of coverage. Sub-limits which may be of importance depending on the nature and extent of a particular insured occurrence are: flood, earthquake, contingent business interruption insuring key suppliers, pipelines and customers, debris removal, decontamination, demolition and increased cost of construction due to law and ordinance, and others. Such conditions, limits and sub-limits could materially impact insurance recoveries and potentially cause CVR to assume losses which could impair earnings.
There is finite capacity in the commercial insurance industry engaged in underwriting energy industry risk, and there are risks associated with the commercial insurance industry reducing capacity, changing the scope of insurance coverage offered, and substantially increasing premiums due to adverse loss experience or other financial circumstances. Factors that impact insurance cost and availability include, but are not limited to: industry wide losses, natural disasters, specific losses incurred by CVR and the investment returns earned by the insurance industry. If the supply of commercial insurance is curtailed due to highly adverse financial results, CVR may not be able to continue our present limits of insurance coverage or obtain sufficient insurance capacity to adequately insure our risks for property damage or business interruption.
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
Various regulatory and legislative measures to address GHG emissions (including CO2, methane and nitrous oxides) are in different phases of implementation or discussion. In the aftermath of its 2009 "endangerment finding" that GHG emissions pose a threat to public health and welfare, the EPA has begun to regulate GHG emissions under the Clean Air Act.
In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and report their GHG emissions to the EPA. In accordance with the rule, CVR has begun monitoring and reporting our GHG emissions to the EPA. In May 2010, the EPA finalized the "Greenhouse Gas Tailoring Rule," which established new GHG emissions thresholds that determine when stationary sources, such as the refineries and the nitrogen fertilizer plant, must obtain permits under NSR and Title V programs of the federal Clean Air Act. The significance of the permitting requirement is that, in cases where a new source is constructed or an existing major source undergoes a major modification, facilities are required to undergo NSR review and evaluate and install air pollution controls to reduce GHG emissions. A major modification resulting in a significant increase in GHG emissions at the nitrogen fertilizer plant or the refineries may require the installation of air pollution controls as part of the permitting process.
In the meantime, in December 2010, the EPA reached a settlement agreement with numerous parties under which it agreed to promulgate NSPS to regulate GHG emissions from petroleum refineries and electric utilities by November 2012. Although the EPA has proposed standards for electric utilities, it has not yet proposed NSPS standards to regulate GHG emissions from petroleum refineries. In September 2014, the EPA indicated that the petroleum refining sector risk rule, proposed in June 2014 to address air toxics and volatile organic compounds from refineries, may make it unnecessary for the EPA to regulate GHG emissions from petroleum refineries at this time. The proposed sector risk rule would place additional emission control requirements on storage tanks, flares and coking units at petroleum refineries. Therefore, CVR expects that the EPA will not be issuing NSPS standards to regulate GHG from the refineries at this time but that it may do so in the future.
During a State of the Union address in January 2014 and again in January 2015, President Obama indicated that the United States should take action to address climate change. At the federal legislative level, this could mean Congressional passage of legislation adopting some form of federal mandatory GHG emission reduction, such as a nationwide cap-and-trade program. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency.
In addition to potential federal legislation, a number of states have adopted regional greenhouse gas initiatives to reduce CO2 and other GHG emissions. In 2007, a group of Midwest states, including Kansas (where the Coffeyville refinery and the nitrogen fertilizer facility are located), formed the Midwestern Greenhouse Gas Reduction Accord, which calls for the development of a cap-and-trade system to control GHG emissions and for the inventory of such emissions. However, the individual states that have signed on to the accord must adopt laws or regulations implementing the trading scheme before it becomes effective, and it is unclear whether Kansas intends to do so.
Alternatively, the EPA may take further steps to regulate GHG emissions. The implementation of EPA regulations and/or the passage of federal or state climate change legislation may result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any GHG emissions program. Increased costs associated with compliance with any current or future legislation or regulation of GHG emissions, if it occurs, may have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
In addition, climate change legislation and regulations may result in increased costs not only for our business but also users of our refined and fertilizer products, thereby potentially decreasing demand for our products. Decreased demand for our products may have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
CVR is subject to strict laws and regulations regarding employee and process safety, and failure to comply with these laws and regulations could have a material adverse effect on our results of Energy segment's operations, financial condition and profitability.
CVR is subject to the requirements of OSHA and comparable state statutes that regulate the protection of the health and safety of workers, and the proper design, operation and maintenance of our equipment. In addition, OSHA and certain environmental regulations require that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees and state and local governmental authorities. Failure to comply with these requirements, including general industry standards, record keeping requirements and monitoring and control of occupational exposure to regulated substances, may result in significant fines or compliance costs, which could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
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
The petroleum and nitrogen fertilizer businesses both have a significant concentration of customers. The five largest customers of the petroleum business represented 35% of its petroleum net sales for the year ended December 31, 2014. The five largest customers of the nitrogen fertilizer business represented approximately 41% of its net sales for the year ended December 31, 2014. One significant petroleum customer and two significant nitrogen fertilizer customers each account for more than 10% of petroleum and nitrogen fertilizer net sales. Given the nature of our businesses, and consistent with industry practice, we do not have long-term minimum purchase contracts with any of our customers. The loss of several of these significant customers, or a significant reduction in purchase volume by several of them, could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
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

In addition, in connection with any potential acquisition or expansion project, CVR Refining or CVR Partners (as applicable) will need to consider whether a business they intend to acquire or expansion project they intend to pursue could affect their tax treatment as a partnership for federal income tax purposes. If the petroleum business or the nitrogen fertilizer business is otherwise unable to conclude that the activities of the business being acquired or the expansion project would not affect its treatment as a partnership for federal income tax purposes, it may elect to seek a ruling from the IRS. Seeking such a ruling could be costly or, in the case of competitive acquisitions, place the business in a competitive disadvantage compared to other potential acquirers who do not seek such a ruling. If the petroleum business or the nitrogen fertilizer business is unable to conclude that an activity would not affect its treatment as a partnership for federal income tax purposes, and is unable or unwilling to obtain an IRS ruling, the petroleum business or the nitrogen fertilizer business may choose to acquire such business or develop such expansion project in a corporate subsidiary, which would subject the income related to such activity to entity-level taxation, which would reduce the amount of cash available for distribution to the unitholders and would likely cause a substantial reduction in the value of its common units.
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
As of December 31, 2014, approximately 51% of the employees at the Coffeyville refinery and 59% of the employees at the Wynnewood refinery were represented by labor unions under collective bargaining agreements. At Coffeyville, the collective bargaining agreement with five Metal Trades Unions (which covers union represented employees who work directly at the Coffeyville refinery) expires in March 2019. The collective bargaining agreement with the United Steelworkers (which covers the balance of the petroleum business' unionized employees, who work in crude transportation and related operations) expires in March 2017, and automatically renews on an annual basis thereafter unless a written notice is received sixty days in advance of the relevant expiration date. The collective bargaining agreement with the International Union of Operating Engineers with respect to the Wynnewood refinery expires in June 2017. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our Energy segment's results of operations, financial condition and cash flows.
New regulations concerning the transportation of hazardous chemicals, risks of terrorism and the security of chemical manufacturing facilities could result in higher operating costs.
The costs of complying with future regulations relating to the transportation, storage and handling of hazardous chemicals and security associated with the refining and nitrogen fertilizer facilities may have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows. Targets such as refining and chemical manufacturing facilities may be at greater risk of future terrorist attacks than other targets in the United States. As a result, the petroleum and chemical industries have responded to the issues that arose due to the terrorist attacks on September 11, 2001 by starting new initiatives relating to the security of petroleum and chemical industry facilities and the transportation of hazardous chemicals in the United States. Future terrorist attacks could lead to even stronger, more costly initiatives that could result in a material adverse effect on our Energy segment's results of operations, financial condition and cash flows. The 2013 fertilizer plant explosion in West, Texas has generated consideration of more restrictive measures in storage, handling and transportation of crop production materials, including fertilizers.
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

CVR Refining's and CVR Partners' level of indebtedness may increase, which would reduce their financial flexibility and the distributions they make on their common units.
As of the date of this Report, CVR Refining had (i) $500.0 million aggregate principal amount of 6.5% senior notes due 2022 outstanding, (ii) availability under the Amended and Restated ABL Credit Facility of $372 million, with letters of credit outstanding of approximately $28 million and (iii) $32 million borrowed under an intercompany credit facility with availability under the intercompany credit facility of $218 million, and CVR Partners had $125 million of outstanding term loan borrowings, with availability of up to $25 million under its revolving credit facility. In the future, CVR Refining and CVR Partners may incur additional significant indebtedness in order to make future acquisitions, expand their businesses or develop their properties. Their level of indebtedness could affect their operations in several ways, including the following:

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

•
a high level of debt may make it more likely that a reduction in the petroleum business' borrowing base following a periodic redetermination could require CVR Refining to repay a portion of its then-outstanding bank borrowings under its ABL credit facility; and

•
a high level of debt may impair their ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, general corporate or other purposes.

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
In addition, the bank borrowing base under CVR Refining's ABL credit facility will be subject to periodic redeterminations. It could be forced to repay a portion of its bank borrowings due to redeterminations of its borrowing base. If it is forced to do so, it may not have sufficient funds to make such repayments. If CVR Refining does not have sufficient funds and is otherwise unable to negotiate renewals of its borrowings or arrange new financing, it may have to sell significant assets. Any such sale could have a material adverse effect on CVR Refining's business and financial condition and, as a result, its ability to make distributions to common unitholders (including CVR).
CVR Refining and CVR Partners may not be able to generate sufficient cash to service all of their indebtedness and may be forced to take other actions to satisfy their debt obligations that may not be successful.
CVR Refining's and CVR Partners' ability to satisfy their debt obligations will depend upon, among other things:

•
their future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond CVR's control; and

•
CVR Refining's ability to borrow under its ABL Credit Facility and the intercompany credit facility between CVR Refining and us, and CVR Partner's ability to borrow under its revolving credit facility, the availability of which depends on, among other things, compliance with their respective covenants.

CVR cannot offer any assurance that its businesses will generate sufficient cash flow from operations, or that CVR Refining will be able to draw under its ABL credit facility or the intercompany credit facility, or that CVR Partners will be able to draw under its revolving credit facility, or from other sources of financing, in an amount sufficient to fund their respective liquidity needs.
If cash flows and capital resources are insufficient to service their indebtedness, CVR Refining or CVR Partners may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance their indebtedness. These alternative measures may not be successful and may not permit them to meet their scheduled debt service obligations. Their ability to restructure or refinance debt will depend on the condition of the capital markets and their financial condition at such time. Any refinancing of their debt could be at higher interest rates and may require them to comply with more onerous covenants, which could further restrict their business operations, and the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In addition, in the absence of adequate cash flows or capital resources, they could face substantial liquidity problems and might be required to dispose of material assets or operations, or sell equity, in order to meet their debt service and other obligations. They may not be able to consummate those dispositions for fair market value or at all. CVR Refining's Amended and Restated ABL Credit Facility and the indenture governing its 6.5% senior notes and CVR Partners' credit facility may restrict, or market or business conditions may limit, their ability to avail themselves of some or all of these options. Furthermore, any proceeds that CVR realizes from any such dispositions may not be adequate to meet their debt service obligations when due. None of CVR's stockholders or any of their respective affiliates has any continuing obligation to provide CVR with debt or equity financing.
The borrowings under CVR Refining's Amended and Restated ABL Credit Facility and intercompany credit facility and CVR Partners' revolving credit facility bear interest at variable rates and other debt CVR or they incur could likewise be variable-rate debt. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect their respective distributions to us. CVR Refining or CVR Partners may enter into agreements limiting their exposure to higher interest rates, but any such agreements may not offer complete protection from this risk.
Covenants in CVR's debt instruments could limit its ability to incur additional indebtedness and engage in certain transactions, which could adversely affect our Energy segment's liquidity and its ability to pursue its business strategies.
The indenture governing CVR Refining's notes and the ABL credit facility and CVR Partners' credit facility contain a number of restrictive covenants that will impose significant operating and financial restrictions on them and their subsidiaries and may limit their ability to engage in acts that may be in their long-term best interest, including restrictions on their ability, among other things, to:

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

In particular, the indenture governing CVR Refining's 6.5% senior notes prohibits it from making distributions to unitholders (including us) if any default or event of default (as defined in the indenture) exists. In addition, the indenture governing CVR Refining's 6.5% senior notes contains covenants limiting CVR Refining's ability to pay distributions to unitholders. The covenants will apply differently depending on CVR Refining's fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, CVR Refining will generally be permitted to make restricted payments, including distributions to its unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, CVR Refining will generally be permitted to make restricted payments, including distributions to its unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. In addition, CVR Refining's Amended and Restated ABL Credit Facility requires it to maintain a minimum excess availability under the facility as a condition to the payment of distributions to its unitholders. CVR Partners' credit facility requires that, before CVR Partners can make distributions to CVR, it must be in compliance with leverage ratio and interest coverage ratio tests. Any new indebtedness could have similar or greater restrictions.
A breach of the covenants under the foregoing debt instruments could result in an event of default. Upon a default, unless waived, the holders of CVR Refining's 6.5% senior notes and lenders under CVR Refining's Amended and Restated ABL Credit Facility and CVR Partners' credit facility would have all remedies available to a secured lender, and could elect to terminate their commitments, cease making further loans, institute foreclosure proceedings against CVR Refining or CVR Partners (as applicable) or its respective subsidiaries' assets, and force it and its subsidiaries into bankruptcy or liquidation, subject to intercreditor agreements. In addition, any defaults could trigger cross defaults under other or future credit agreements or indentures. CVR Refining's or CVR Partners' operating results may not be sufficient to service their indebtedness or to fund CVR's other expenditures and they may not be able to obtain financing to meet these requirements. As a result of these restrictions, they may be limited in how they conduct their respective businesses, unable to raise additional debt or equity financing to operate during general economic or business downturns or unable to compete effectively or to take advantage of new business opportunities.
Despite their significant indebtedness, CVR Refining and CVR Partners may still be able to incur significantly more debt, including secured indebtedness. This could intensify the risks described above.
CVR Refining and CVR Partners may be able to incur substantially more debt in the future, including secured indebtedness. Although CVR Refining's ABL credit facility and the notes and CVR Partners' credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions may not prevent them from incurring obligations that do not constitute indebtedness. To the extent such new debt or new obligations are added to their existing indebtedness, the risks described above could substantially increase.

Risks Related to the Limited Partnership Structures Through Which
CVR Currently Hold its Interests in the Refinery Business and the Nitrogen Fertilizer Business

Both CVR Refining and CVR Partners currently have in place a policy to distribute all of the “available cash” each generates on a quarterly basis, which could limit their ability to grow and make acquisitions.
The current policies of both the board of directors of CVR Refining's general partner and CVR Partners' general partner is to distribute an amount equal to the available cash generated by each partnership each quarter to their respective unitholders. As a result of their respective cash distribution policies, CVR Refining and CVR Partners will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund acquisitions and expansion capital expenditures. As such, to the extent they are unable to finance growth externally, their respective cash distribution policies will significantly impair their ability to grow. The board of directors of the general partner of either CVR Refining or CVR Partners may modify or revoke its cash distribution policy at any time at its discretion, including in such a manner that would result in an elimination of cash distributions regardless of the amount of available cash they generate. Each board of directors will determine the cash distribution policy it deems advisable for them on an independent basis.
In addition, because of their respective distribution policies, their growth, if any, may not be as robust as that of businesses that reinvest their available cash to expand ongoing operations. To the extent either issues additional units in connection with any acquisitions or expansion capital expenditures or as in-kind distributions, current unitholders will experience dilution and the payment of distributions on those additional units will decrease the amount each distributes in respect of each of its outstanding units. There are no limitations in their respective partnership agreements on either CVR Refining's or CVR Partners' ability to issue additional units, including units ranking senior to the outstanding common units. The incurrence of additional commercial borrowings or other debt to finance their growth strategy would result in increased interest expense, which, in turn, would reduce the available cash they have to distribute to unitholders (including CVR and us).
Each of CVR Refining and CVR Partners may not have sufficient available cash to pay any quarterly distribution on their respective common units. Furthermore, neither is required to make distributions to holders of its common units on a quarterly basis or otherwise, and both may elect to distribute less than all of their respective available cash.
Either or both of CVR Refining or CVR Partners may not have sufficient available cash each quarter to enable the payment of distributions to common unitholders. CVR Refining and CVR Partners are separate public companies, and available cash generated by one of them will not be used to make distributions to common unitholders of the other. Furthermore, their respective partnership agreements do not require either to pay distributions on a quarterly basis or otherwise. The board of directors of the general partner of either CVR Refining or CVR Partners may at any time, for any reason, change its cash distribution policy or decide not to make any distribution. The amount of cash they will be able to distribute in respect of their common units principally depends on the amount of cash they generate from operations, which is directly dependent upon the margins each business generates. Please see "- Risks Related to CVR's Petroleum Business - The price volatility of crude oil and other feedstocks, refined products and utility services may have a material adverse effect on our profitability and our ability to pay distributions to unitholders" and "- Risks Related to CVR's Nitrogen Fertilizer Business - The nitrogen fertilizer business is, and nitrogen fertilizer prices are, cyclical and highly volatile, and the nitrogen fertilizer business has experienced substantial downturns in the past. Cycles in demand and pricing could potentially expose the nitrogen fertilizer business to significant fluctuations in its operating and financial results and have a material adverse effect on our results of operations, financial condition and cash flows."

If either of CVR Refining or CVR Partners were to be treated as a corporation, rather than as a partnership, for U.S. federal income tax purposes or if either Partnership were otherwise subject to entity-level taxation, such entity's cash available for distribution to its common unitholders, including to us, would be reduced, likely causing a substantial reduction in the value of such its common units, including the common units held by CVR and us.
Current law requires CVR Refining and CVR Partners to derive at least 90% of their respective annual gross income from certain specified activities in order to continue to be treated as a partnership, rather than as a corporation, for U.S. federal income tax purposes. One or both of them may not find it possible to meet this qualifying income requirement, or may inadvertently fail to meet this qualifying income requirement. If either CVR Refining or CVR Partners were to be treated as a corporation for U.S. federal income tax purposes, they would pay U.S. federal income tax on all of their taxable income at the corporate tax rate, which is currently a maximum of 35%, they would likely pay additional state and local income taxes at varying rates, and distributions to their common unitholders, including to us, would generally be taxed as corporate distributions.
If CVR Refining and CVR Partners were to be treated as corporations, rather than as partnerships, for U.S. federal income tax purposes or if they were otherwise subject to entity-level taxation, their cash available for distribution to its common unitholders, including to CVR, and the value of their common units, including the common units held by CVR, could be substantially reduced.
CVR may have liability to repay distributions that are wrongfully distributed to it.
Under certain circumstances, CVR may, as a holder of common units in CVR Refining and CVR Partners, have to repay amounts wrongfully returned or distributed to us. Under the Delaware Revised Uniform Limited Partnership Act, a partnership may not make distributions to its unitholders if the distribution would cause its liabilities to exceed the fair value of its assets. Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the company for the distribution amount.
Public investors own approximately 47% of the nitrogen fertilizer business through CVR Partners and approximately 34% of the petroleum business through CVR Refining. Although CVR owns the majority of the common units and the general partner of both CVR Refining and CVR Partners, the general partners owe a duty of good faith to public unitholders, which could cause them to manage their respective businesses differently than if there were no public unitholders.
Public investors own approximately 47% of CVR Partners' common units and approximately 34% of CVR Refining's common units. CVR is not entitled to receive all of the cash generated by the nitrogen fertilizer business or the petroleum business or freely transfer money from the nitrogen fertilizer business to finance operations at the petroleum business or vice versa. Furthermore, although we continue to own the majority of the common units and the general partner of both CVR Refining and CVR Partners, the general partners are subject to certain fiduciary duties, which may require the general partners to manage their respective businesses in a way that may differ from CVR's best interests.
The general partners of CVR Refining and CVR Partners have limited their liability, replaced default fiduciary duties and restricted the remedies available to common unitholders, including CVR, for actions that, without these limitations and reductions might otherwise constitute breaches of fiduciary duty.
The respective partnership agreements of CVR Refining and CVR Partners limit the liability and replace the fiduciary duties of their respective general partner, while also restricting the remedies available to each partnership's common unitholders, including CVR, for actions that, without these limitations and reductions, might constitute breaches of fiduciary duty. Delaware partnership law permits such contractual reductions of fiduciary duty. The partnership agreements contain provisions that replace the standards to which each general partner would otherwise be held by state fiduciary duty law. For example, the partnership agreements:

•
permit each partnership's general partner to make a number of decisions in its individual capacity, as opposed to its capacity as general partner. This entitles its general partner to consider only the interests and factors that it desires, and means that it has no duty or obligation to give any consideration to any interest of, or factors affecting, any limited partner.

•
provide that each partnership's general partner will not have any liability to unitholders for decisions made in its capacity as general partner so long as (i) in the case of CVR Partners, it acted in good faith, meaning it believed that the decision was in the best interest of CVR Partners and (ii) in the case of CVR Refining, it did not make such decisions in bad faith, meaning it believed that the decisions were adverse to CVR Refining's interests.

•
provide that each partnership's general partner and the officers and directors of its general partner will not be liable for monetary damages to common unitholders, including CVR, for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that (i) in the case of CVR Partners, the general partner or its officers or directors acted in bad faith or engaged in fraud or willful misconduct, or in, the case of a criminal matter, acted with knowledge that the conduct was criminal and (ii) in the case of CVR Refining, such losses or liabilities were the result of the conduct of its general partner or such officer or director engaged in by it in bad faith or with respect to any criminal conduct, with the knowledge that its conduct was unlawful.
In addition, CVR Refining's partnership agreement provides that its general partner will not be in breach of its obligations thereunder or its duties to CVR Refining or its limited partners if a transaction with an affiliate or the resolution of a conflict of interest is either (i) approved by the conflicts committee of its board of directors of the general partner, although the general partner is not obligated to seek such approval; or (ii) approved by the vote of a majority of the outstanding units, excluding any units owned by the general partner and its affiliates. In addition, CVR Partners' partnership agreement (i) generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of its general partner and not involving a vote of unitholders must be on terms no less favorable to CVR Partners than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to CVR Partners, as determined by its general partner in good faith, and that, in determining whether a transaction or resolution is “fair and reasonable,” the general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to affiliated parties, including CVR and (ii) provides that in resolving conflicts of interest, it will be presumed that in making its decision, the general partner or its conflicts committee acted in good faith, and in any proceeding brought by or on behalf of any holder of common units, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.
With respect to the common units that CVR owns, it has agreed to be bound by the provisions set forth in each partnership agreement, including the provisions described above.
CVR Refining and CVR Partners are managed by the executive officers of their general partners, some of whom are employed by and serve as part of the senior management team of CVR and its affiliates. Conflicts of interest could arise as a result of this arrangement.
CVR Refining and CVR Partners are each managed by the executive officers of their general partners, some of whom are employed by and serve as part of the senior management team of CVR. Furthermore, although both CVR Refining and CVR Partners have entered into services agreements with CVR under which they compensate CVR for the services of its management, CVR's management is not required to devote any specific amount of time to the petroleum business or the nitrogen fertilizer business and may devote a substantial majority of their time to the business of CVR. Moreover CVR may terminate the services agreement with CVR Refining or CVR Partners at any time, in each case subject to a 180-day notice period. In addition, key executive officers of CVR, including its president and chief executive officer, chief financial officer and general counsel, will face conflicts of interest if decisions arise in which CVR Refining, CVR Partners and CVR has conflicting points of view or interests.

Risks Relating to CVR's Petroleum Business

The price volatility of crude oil and other feedstocks, refined products and utility services may have a material adverse effect on our Energy segment's earnings, profitability and cash flows.
Our Energy segment's petroleum business' financial results are primarily affected by the relationship, or margin, between refined product prices and the prices for crude oil and other feedstocks. When the margin between refined product prices and crude oil and other feedstock prices tightens, the petroleum business' earnings, profitability and cash flows are negatively affected. Refining margins historically have been volatile and are likely to continue to be volatile, as a result of a variety of factors including fluctuations in prices of crude oil, other feedstocks and refined products. Continued future volatility in refining industry margins may cause a decline in the petroleum business' results of operations, since the margin between refined product prices and crude oil and other feedstock prices may decrease below the amount needed for the petroleum business to generate net cash flow sufficient for its needs. Although an increase or decrease in the price for crude oil generally results in a similar increase or decrease in prices for refined products, there is normally a time lag in the realization of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on the petroleum business' results of operations therefore depends in part on how quickly and how fully refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, or a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, could have a significant negative impact on our Energy segment's earnings, results of operations and cash flows.
Profitability is also impacted by the ability to purchase crude oil at a discount to benchmark crude oils, such as WTI, as the petroleum business does not produce any crude oil and must purchase all of the crude oil it refines. Crude oil differentials can fluctuate significantly based upon overall economic and crude oil market conditions. Declines in crude oil differentials can adversely impact refining margins, earnings and cash flows. In addition, the petroleum business' purchases of crude oil, although based on WTI prices, have historically been at a discount to WTI because of the proximity of the refineries to the sources, existing logistics infrastructure and quality differences. Any change in the sources of crude oil, infrastructure or logistical improvements or quality differences could result in a reduction of the petroleum business' historical discount to WTI and may result in a reduction of our Energy segment's cost advantage.
Refining margins are also impacted by domestic and global refining capacity. Downturns in the economy reduce the demand for refined fuels and, in turn, generate excess capacity. In addition, the expansion and construction of refineries domestically and globally can increase refined fuel production capacity. Excess capacity can adversely impact refining margins, earnings and cash flows.
The petroleum business is significantly affected by developments in the markets in which it operates. For example, numerous pipeline projects in 2014 expanded the connectivity of the Cushing and Permian Basin markets to the gulf coast, resulting in a decrease in the domestic crude advantage. Additionally, in late 2014, market factors resulted in a rapid downward price adjustment in the oil and gas industry. The resultant spike in volatility continuing in 2015 has caused major adjustments in oil debt markets as well as announced and expected cuts in 2015 budgets in both North American shale and Canadian projects. The refining industry is directly impacted by these events and has seen a downward movement in refining margins as a result. A significant and/or prolonged deterioration in market conditions would have a material adverse effect on our Energy segment's earnings, results of operations and cash flows.
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
Since December 31, 2009, the petroleum business has obtained substantially all of its crude oil supply for the Coffeyville refinery, other than the crude oil it gathers, through the Vitol Agreement. The Vitol Agreement was amended and restated on August 31, 2012 to include the provision of crude oil intermediation services to the Wynnewood refinery. The agreement, which currently extends through December 31, 2015, minimizes the amount of in-transit inventory and mitigates crude oil pricing risk by ensuring pricing takes place close to the time the crude oil is refined and the yielded products are sold. If the petroleum business were required to obtain its crude oil supply without the benefit of a supply intermediation agreement, its exposure to crude oil pricing risk may increase, despite any hedging activity in which it may engage, and its liquidity would be negatively impacted due to increased inventory and the negative impact of market volatility. There is no assurance that the petroleum business will be able to renew or extend the Vitol Agreement beyond December 31, 2015.
Disruption of the petroleum business' ability to obtain an adequate supply of crude oil could reduce its liquidity and increase its costs.
In addition to the crude oil the petroleum business gathers locally in Kansas, Oklahoma, Missouri, Nebraska and Texas, it also purchased additional crude oil to be refined into liquid fuels in 2014. In 2014, the Coffeyville refinery purchased an additional 75,000 to 80,000 bpd of crude oil while the Wynnewood refinery purchased approximately 55,000 to 60,000 bpd of crude oil. The Wynnewood refinery has historically acquired most of its crude oil from Texas and Oklahoma with smaller amounts purchased from other regions. The Coffeyville refinery obtained a portion of its non-gathered crude oil, approximately 22% in 2014, from foreign sources, and the Wynnewood refinery obtained approximately 1% of its non-gathered crude oil from foreign sources as well. The majority of these foreign sourced crude oil barrels were derived from Canada. The actual amount of foreign crude oil the petroleum business purchases is dependent on market conditions and will vary from year to year. The petroleum business is subject to the political, geographic, and economic risks attendant to doing business with foreign suppliers. Disruption of production in any of these regions for any reason could have a material impact on other regions and the petroleum business. In the event that one or more of its traditional suppliers becomes unavailable, the petroleum business may be unable to obtain an adequate supply of crude oil, or it may only be able to obtain crude oil at unfavorable prices. As a result, the petroleum business may experience a reduction in its liquidity and its results of operations could be materially adversely affected.
If CVR's access to the pipelines on which the petroleum business relies for the supply of its crude oil and the distribution of its products is interrupted, its inventory and costs may increase and it may be unable to efficiently distribute its products.
If one of the pipelines on which either of the Coffeyville or Wynnewood refineries relies for supply of crude oil becomes inoperative, the petroleum business would be required to obtain crude oil through alternative pipelines or from additional tanker trucks, which could increase its costs and result in lower production levels and profitability. Similarly, if a major refined fuels pipeline becomes inoperative, the petroleum business would be required to keep refined fuels in inventory or supply refined fuels to its customers through an alternative pipeline or by additional tanker trucks, which could increase our Energy segment's business costs and result in a decline in profitability.

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
Pursuant to the Energy Independence and Security Act of 2007, the EPA has promulgated the RFS, which requires refiners to either blend "renewable fuels," such as ethanol, into their petroleum fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. Under the RFS, the volume of renewable fuels refineries like Coffeyville and Wynnewood are obligated to blend into their finished petroleum products is adjusted annually. The petroleum business currently purchases RINs for some fuel categories on the open market, as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS. Existing laws or regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum products may increase. In the future, the petroleum business may be required to purchase additional RINs on the open market and waiver credits from the EPA in order to comply with the RFS. During 2013, the price of RINs was extremely volatile as the EPA’s proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). In November 2013, the EPA published the annual renewable fuel percentage standards for 2014, which acknowledged the blend wall and were generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 percentage standards were published; however, RIN prices remained volatile and increased subsequently in 2014. In May 2014, the EPA lowered the 2013 cellulosic biofuel standard to 0.0005%, and, in June 2014, the EPA extended the compliance demonstration deadline for the 2013 RFS to September 30, 2014. In August 2014, the EPA further extended the compliance demonstration deadline for the 2013 RFS to 30 days following the publication of the final 2014 annual renewable fuel percentage standards. In November 2014, the EPA announced that it would not finalize the 2014 annual renewable fuel percentage standards before the end of 2014 thereby extending the compliance deadlines for the 2013 RFS as well.
The petroleum business cannot predict the future prices of RINs or waiver credits, particularly until such time that the 2014 renewable fuel percentage standards are finalized and the 2015 renewable fuel percentage standards are announced. Additionally, as the cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at the refineries, all of which can vary significantly from quarter to quarter. However, the costs to obtain the necessary number of RINs and waiver credits could be material. Additionally, because the petroleum business does not produce renewable fuels, increasing the volume of renewable fuels that must be blended into its products displaces an increasing volume of the refineries' product pool, potentially resulting in lower earnings and materially adversely affecting the petroleum business' cash flows. If sufficient RINs are unavailable for purchase, if the petroleum business has to pay a significantly higher price for RINs or if the petroleum business is otherwise unable to meet the EPA's RFS mandates, our Energy segment's business, financial condition and results of operations could be materially adversely affected.
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
In addition, the petroleum business competes with other industries that provide alternative means to satisfy the energy and fuel requirements of its industrial, commercial and individual customers. There are presently significant governmental incentives and consumer pressures to increase the use of alternative fuels in the United States. The more successful these alternatives become as a result of governmental incentives or regulations, technological advances, consumer demand, improved pricing or otherwise, the greater the negative impact on pricing and demand for our Energy segment's petroleum business' products and profitability.
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
The petroleum business enters into commodity derivatives contracts to mitigate crack spread risk with respect to a portion of its expected refined products production. However, its hedging arrangements may fail to fully achieve these objectives for a variety of reasons, including its failure to have adequate hedging contracts, if any, in effect at any particular time and the failure of its hedging arrangements to produce the anticipated results. The petroleum business may not be able to procure adequate hedging arrangements due to a variety of factors. Moreover, such transactions may limit its ability to benefit from favorable changes in margins. In addition, the petroleum business' hedging activities may expose it to the risk of financial loss in certain circumstances, including instances in which:

•	the volumes of its actual use of crude oil or production of the applicable refined products is less than the volumes subject to the hedging arrangement;

•	accidents, interruptions in transportation, inclement weather or other events cause unscheduled shutdowns or otherwise adversely affect its refinery or suppliers or customers;

•	the counterparties to its futures contracts fail to perform under the contracts; or

•	a sudden, unexpected event materially impacts the commodity or crack spread subject to the hedging arrangement.
As a result, the effectiveness of CVR's risk mitigation strategy could have a material adverse impact on our Energy segment's financial results and cash flows.
The adoption of derivatives legislation by the U.S. Congress could have an adverse effect on CVR's ability to hedge risks associated with our Energy segment's petroleum business.
The U.S. Congress has adopted the Dodd-Frank Act, comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as the petroleum business, that participate in that market, and requires the Commodities Futures Trading Commission ("CFTC") to institute broad new position limits for futures and options traded on regulated exchanges. The Dodd-Frank Act requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. The Dodd-Frank Act and implementing rules and regulations also require certain swap participants to comply with, among other things, certain margin requirements and clearing and trade-execution requirements in connection with certain derivative activities. The rulemaking process is still ongoing, and the petroleum business cannot predict the ultimate outcome of the rulemakings. New regulations in this area may result in increased costs and cash collateral requirements for derivative instruments the petroleum business may use to hedge and otherwise manage its financial risks related to volatility in oil and gas commodity prices.
If the petroleum business reduces its use of derivatives as a result of the Dodd-Frank Act and any new rules and regulations, its results of operations may become more volatile and its cash flows may be less predictable, which could adversely affect its ability to satisfy its debt obligations or plan for and fund capital expenditures. Increased volatility may make the petroleum business less attractive to certain types of investors. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices. If the Dodd-Frank Act and any new regulations result in lower commodity prices, the petroleum business' revenues could be adversely affected. Any of these consequences could adversely affect our Energy segment's financial condition and results of operations and therefore could have an adverse effect on its ability to satisfy its debt obligations.
Our Energy segment's petroleum business' commodity derivative activities could result in period-to-period volatility.
The petroleum business does not apply hedge accounting to its commodity derivative contracts and, as a result, unrealized gains and losses are charged to its earnings based on the increase or decrease in the market value of the unsettled position. Such gains and losses are reflected in its income statement in periods that differ from when the underlying hedged items (i.e., gross margins) are reflected in its income statement. Such derivative gains or losses in earnings may produce significant period-to-period earnings volatility that is not necessarily reflective of our Energy segment's operational performance.
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
The Coffeyville and Wynnewood refineries have been in operation for many years. Equipment, even if properly maintained, may require significant capital expenditures and expenses to keep it operating at optimum efficiency. For example, the petroleum business incurred approximately $89 million associated with the 2011/2012 turnaround completed at the Coffeyville refinery and incurred approximately $103 million associated with the turnaround for the Wynnewood refinery, which the petroleum business completed in December 2012. These costs do not result in increases in unit capacities, but rather are focused on trying to maintain safe, reliable operations. The first phase of the Coffeyville refinery’s next turnaround is scheduled to begin in late 2015, with the second phase scheduled to begin in early 2016. During the outage at the Coffeyville refinery as a result of the isomerization unit fire in the third quarter of 2014, the petroleum business accelerated certain planned 2015 turnaround activities and incurred approximately $6 million in turnaround expenses. During the fluid catalytic cracking unit ("FCCU") outage at the Wynnewood refinery in the fourth quarter of 2014, the petroleum business accelerated certain planned 2016 turnaround activities and incurred approximately $1 million in turnaround expenses. Based on engineering and safety analysis of the equipment and as a result of other work performed, the petroleum business is currently considering moving the next scheduled turnaround at the Wynnewood refinery to the first quarter of 2017.
Any one or more of these occurrences noted above could have a significant impact on the petroleum business. If the petroleum business was unable to make up for the delays or to recover the related costs, or if market conditions change, it could materially and adversely affect our Energy segment's financial position, results of operations or cash flows.

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
In connection with the trucking operations conducted by its crude gathering division, the petroleum business operates as a motor carrier and therefore is subject to regulation by the U.S. Department of Transportation and various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations and regulatory safety, and hazardous materials labeling, placarding and marking. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment and product handling requirements. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes include increasingly stringent environmental regulations, changes in the hours of service regulations that govern the amount of time a driver may drive in any specific period, onboard black box recorder devices or limits on vehicle weight and size.
To a large degree, intrastate motor carrier operations are subject to state safety regulations that mirror federal regulations. Such matters as weight and dimension of equipment are also subject to federal and state regulations. Furthermore, from time to time, various legislative proposals are introduced, such as proposals to increase federal, state or local taxes, including taxes on motor fuels, which may increase the petroleum business' costs or adversely impact the recruitment of drivers. The petroleum business cannot predict whether, or in what form, any increase in such taxes will be enacted or the extent to which they will apply to our Energy segment's petroleum business and its operations.

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
Nitrogen fertilizer products are commodities, the price of which can be highly volatile. The prices of nitrogen fertilizer products depend on a number of factors, including general economic conditions, cyclical trends in end-user markets, supply and demand imbalances, governmental policies and weather conditions, which have a greater relevance because of the seasonal nature of fertilizer application. If seasonal demand exceeds the projections on which the nitrogen fertilizer business bases production, customers may acquire nitrogen fertilizer products from competitors, and the profitability of the nitrogen fertilizer business will be negatively impacted. If seasonal demand is less than expected, the nitrogen fertilizer business will be left with excess inventory that will have to be stored or liquidated.
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
Most nitrogen fertilizer manufacturers rely on natural gas as their primary feedstock, and the cost of natural gas, which approached ten-year lows at the beginning of 2015, is a large component of the total production cost for natural gas-based nitrogen fertilizer manufacturers. Low natural gas prices benefit the nitrogen fertilizer business' competitors and disproportionately impact our operations by making the nitrogen fertilizer business less competitive with natural gas-based nitrogen fertilizer manufacturers. Continued low natural gas prices could impair the nitrogen fertilizer business' ability to compete with other nitrogen fertilizer producers who utilize natural gas as their primary feedstock if nitrogen fertilizer pricing drops as a result of low natural gas prices, and therefore have a material adverse impact on the cash flows of the nitrogen fertilizer business. In addition, if low natural gas prices in the United States were to prompt those U.S. producers who have permanently or temporarily closed production facilities to resume fertilizer production, this would likely contribute to a global supply/demand imbalance that could negatively affect nitrogen fertilizer prices and therefore have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
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
The Agricultural Act of 2014 (the "2014 Farm Bill") ends direct subsidies to agricultural producers for owning farmland, and funds a new crop insurance program in its place. As part of the conservation title of the 2014 Farm Bill, agricultural producers must meet a minimum standard of environmental protection in order to receive federal crop insurance on sensitive lands. The 2014 Farm Bill also discourages producers from converting native grasslands to farmland by limiting crop insurance subsidies for the first few years for newly converted lands. These changes may have a negative impact on fertilizer sales and on our Energy segment's results of operations, financial condition and cash flows.
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
In November 2013, the EPA proposed the 2014 annual renewable fuel percentage standards, including a reduced corn-based ethanol volume due in part to the concerns regarding the ethanol "blend wall," the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). In January 2015, the EPA announced that its goal was to release the final 2015 RFS volume mandates in the spring of 2015. If finalized, as originally proposed, this rulemaking could have a material adverse effect on ethanol production in the United States, which could have a material adverse effect on our Energy segment's results of operations, financial condition and ability to make cash distributions. In other action, the U.S. Court of Appeals upheld an EPA waiver allowing the sale of E15 (gasoline blends containing up to 15% ethanol) on later model year cars, but this issue may continue to be challenged through legislative action.
Further, while most ethanol is currently produced from corn and other raw grains, such as milo or sorghum, the current RFS mandate requires a portion of the overall RFS mandate to come from advanced biofuels, including cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops (plants grown for use to make biofuels or directly exploited for their energy content) and biomass-based diesel. In addition, there is a continuing trend to encourage the use of products other than corn and raw grains for ethanol production. For example, the 2014 Farm Bill provides authorization for funding of advanced biofuels. If this trend is successful, the demand for corn may decrease significantly, which could reduce demand for nitrogen fertilizer products and have an adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows. This potential impact on the demand for nitrogen fertilizer products, however, could be slightly offset by the potential market for nitrogen fertilizer product usage in connection with the production of cellulosic biofuels.
Nitrogen fertilizer products are global commodities, and the nitrogen fertilizer business faces intense competition from other nitrogen fertilizer producers.
The nitrogen fertilizer business is subject to intense price competition from both U.S. and foreign sources, including competitors operating in the Middle East, the Asia-Pacific region, the Caribbean, Russia and the Ukraine. Fertilizers are global commodities, with little or no product differentiation, and customers make their purchasing decisions principally on the basis of delivered price and availability of the product. Increased global supply may put downward pressure on fertilizer prices. Furthermore, in recent years the price of nitrogen fertilizer in the United States has been substantially driven by pricing in the global fertilizer market. The nitrogen fertilizer business competes with a number of U.S. producers and producers in other countries, including state-owned and government-subsidized entities. Some competitors have greater total resources and are less dependent on earnings from fertilizer sales, which makes them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Increased local supply may put downward pressure on fertilizer prices. The nitrogen fertilizer business' competitive position could suffer to the extent it is not able to expand its resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships, or otherwise compete successfully in the global nitrogen fertilizer market. An inability to compete successfully could result in a loss of customers, which could adversely affect the sales, profitability and the cash flows of the nitrogen fertilizer business and therefore have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
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
The profitability of the nitrogen fertilizer business is directly affected by the price and availability of pet coke obtained from the Coffeyville refinery pursuant to a long-term agreement and pet coke purchased from third parties, both of which vary based on market prices. Pet coke is a key raw material used by the nitrogen fertilizer business in the manufacture of nitrogen fertilizer products. If pet coke costs increase, the nitrogen fertilizer business may not be able to increase its prices to recover these increased costs, because market prices for nitrogen fertilizer products are not correlated with pet coke prices.
The nitrogen fertilizer business may not be able to maintain an adequate supply of pet coke. In addition, it could experience production delays or cost increases if alternative sources of supply prove to be more expensive or difficult to obtain. The nitrogen fertilizer business currently purchases 100% of the pet coke the Coffeyville refinery produces. Accordingly, if the nitrogen fertilizer business increases production, it will be more dependent on pet coke purchases from third-party suppliers at open market prices. The nitrogen fertilizer business entered into a pet coke supply agreement with HollyFrontier Corporation which became effective on March 1, 2012. The current term ends in December 2015 and may be renewed. There is no assurance that the nitrogen fertilizer business would be able to purchase pet coke on comparable terms from third parties or at all.
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
Future environmental laws and regulations on the end-use and application of fertilizers could cause changes in demand for the nitrogen fertilizer business' products. In addition, future environmental laws and regulations, or new interpretations of existing laws or regulations, could limit the ability of the nitrogen fertilizer business to market and sell its products to end users. From time to time, various state legislatures have proposed bans or other limitations on fertilizer products. The EPA is encouraging states to adopt state-wide numeric water quality criteria for total nitrogen and total phosphorus, which are present in the nitrogen fertilizer business' fertilizer products. A number of states have adopted or proposed numeric nutrient water quality criteria for nitrogen and phosphorus. The adoption of stringent state criteria for nitrogen and phosphorus could reduce the demand for nitrogen fertilizer products in those states. If such laws, rules, regulations or interpretations to significantly curb the end-use or application of fertilizers were promulgated in the nitrogen fertilizer business' marketing areas, it could result in decreased demand for its products and have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
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
The North American railcar market has been, and our Railcar segment expects it to continue to be, highly cyclical resulting in volatility in demand for our products and services. Sales of our railcars and other products slowed in 2010 resulting in decreased production rates. New orders and shipments of railcars steadily increased beginning in 2011 and continuing through 2014 driven by increased demand for shipment of certain commodities, replacement of older railcars and federal tax benefits from the delivery of railcars in 2011 through 2014. Though our Railcar segment has seen improvements in certain railcar markets in recent years, these improvements may or may not continue. Potential regulatory changes related to tank railcars in North America may impact future new railcar production rates and orders from our customers, as well as require retrofit and maintenance work to existing railcars. However, our Railcar segment cannot assure you that hopper or tank railcar demand will continue at strong levels, that demand for any railcar types will improve, or that our railcar orders and shipments will track industry-wide trends. Similarly, our Railcar segment cannot assure you of the scope, timing or impact of any potential regulatory changes affecting the North American railcar industry. The cyclical nature of the railcar industry may result in lower revenues during economic or industry downturns due to decreased demand for both new and replacement railcars and railcar products and lower demand for railcars on lease. Decreased demand could result in lower lease volumes, increased downtime, reduced lease rates and decreased cash flow.
Currently, our Railcar segment estimates that approximately 69% of our December 31, 2014 backlog will be shipped during 2015. Our Railcar segment's failure to obtain new orders could materially adversely affect our business, financial condition and results of operations. Downturns in part or all of the railcar manufacturing industry may occur in the future, resulting in decreased demand for our products and services. For example, a change in environmental regulations, competitive pricing, pipeline capacity and other factors could trigger a cyclical shift and could reduce demand for railcars in the energy transportation industry. Additionally, reductions in oil prices may result in reduced production of domestic oil, thus driving down demand for our tank railcars that service the crude oil industry. If our Railcar segment fails to manage its overhead costs and variations in production rates, our Railcar segment’s business could suffer.
Further, a change in our product mix due to cyclical shifts in demand could have an adverse effect on our profitability. Our Railcar segment manufactures, leases and repairs a variety of railcars. The demand for specific types of these railcars varies from time to time. These shifts in demand could affect our margins and could have an adverse effect on our profitability.
Exposure to fluctuations in commodity and energy prices may impact our Railcar segment’s results of operations.
Fluctuations in commodity or energy prices, including crude oil and gas prices, could negatively impact the activities of our Railcar segment’s customers resulting in a corresponding adverse effect on the demand for its products and services. These shifts in demand could affect our Railcar segment’s results of operations and could have an adverse effect on its profitability. Changes in environmental or governmental regulations, pipeline capacity, the price of crude oil and gas and related products and other factors could reduce demand for railcars in the energy transportation industry, including our Railcar segment’s primary railcar products, and have a material adverse effect on our Railcar segment’s financial condition and results of operations.
Our Railcar segment operates in highly competitive industries and it may be unable to compete successfully, which could materially adversely affect our Railcar segment’s business, financial condition and results of operations.
Our Railcar segment faces intense competition in all geographic markets and in each area of our business. Our railcar manufacturing business has five primary competitors. Any of these competitors may, from time to time, have greater resources than our Railcar segment does. Our current Railcar segment’s competitors have and may continue to increase their capacity in, or new competitors may enter into, the railcar markets in which our Railcar segment competes. Strong competition within the industry has led to pricing pressures and could limit our Railcar segment’s ability to maintain or increase prices or obtain better margins on our railcars. If our Railcar segment produces any type of railcars other than what it currently produces, it will be competing with other manufacturers that may have more experience with that railcar type. Further, new competitors, or alliances among existing competitors, may emerge in the railcar or industrial components industries and rapidly gain market share. Customer selection of railcars for purchase or for lease may be driven by technological or price factors and our competitors may provide or be able to provide more technologically advanced railcars or more attractive pricing and/or lease rates than our Railcar segment can provide. Such competitive factors may adversely affect our Railcar segment’s sales, utilization and/or lease rates, and consequently its revenues.
Our Railcar segment also has intense competition in its railcar leasing business from railcar manufacturers, leasing companies, banks and other financial institutions. Some of this competition includes certain of its significant customers. Some of our Railcar segment’s railcar manufacturing competitors also produce railcars for use in their own railcar leasing fleets, competing directly with our Railcar segment’s leasing business and with leasing companies. In connection with the re-leasing of railcars, our Railcar segment may encounter competition from, among other things, competitor railcar leasing companies.
Our Railcar segment competes with numerous companies in its railcar services business, ranging from companies with greater resources than it has to smaller companies. In addition, new competitors, or alliances among existing competitors, may emerge, thereby intensifying the existing competition for our Railcar segment’s railcar services business.
Technological innovation by any of our Railcar segment’s existing competitors, or new competitors entering any of the markets in which it does business, could put it at a competitive disadvantage and could cause it to lose market share. Increased competition for our Railcar segment’s manufacturing, railcar leasing or railcar services businesses could result in price reductions, reduced margins and loss of market share, which could materially adversely affect our Railcar segment’s prospects, business, financial condition and results of operations.
The variable needs of our Railcar segment’s railcar customers and the timing of completion, customer acceptance and shipment of orders may cause our Railcar segment’s revenues and income from operations to vary substantially each quarter, which could result in significant fluctuations in our Railcar segment’s quarterly and annual results.
Our Railcar segment’s results of operations in any particular quarterly period may be significantly affected by the number and type of railcars manufactured and shipped in that period, which is impacted by customer needs that vary greatly year to year. In addition, because revenues and earnings related to leased railcars are recognized over the life of the lease, our Railcar segment’s quarterly results may vary depending on the mix of lease versus direct sale railcars that it ships during a given period. The customer acceptance and title transfer or customer acceptance and shipment of our railcars determine when our Railcar segment record the revenues associated with our Railcar segment’s railcar sales or leases. Given this, the timing of customer acceptance and title transfer or customer acceptance and shipment of our railcars could cause fluctuations in our Railcar segment’s quarterly and annual results. The railroads could potentially go on strike or have other service interruptions, which could ultimately create a bottleneck and potentially cause us to slow down or halt our Railcar segment’s shipment and production schedules, which could materially adversely affect our Railcar segment’s business, financial condition and results of operations.
As a result of these fluctuations, our Railcar segment believes that comparisons of its sales and operating results between quarterly periods within the same year and between quarterly periods within different years may not be meaningful and, as such, these comparisons should not be relied upon as indicators of our Railcar segment’s future performance.
If our Railcar segment faces labor shortages or increased labor costs, its growth and results of operations could be materially adversely affected.
Our Railcar segment depends on skilled labor in its manufacturing and other businesses. Due to the competitive nature of the labor markets in which our Railcar segment operates and the cyclical nature of the railcar industry, the resulting employment cycle increases our Railcar segment’s risk of not being able to retain, recruit and train the personnel it requires, particularly when the economy expands, production rates are high or competition for such skilled labor increases. Our Railcar segment’s inability to recruit, retain and train adequate numbers of qualified personnel on a timely basis could materially adversely affect our Railcar segment’s business, financial condition and results of operations.
Our Railcar segment depends upon a small number of customers that represent a large percentage of its revenues. The loss of any single significant customer, a reduction in sales to any such significant customer or any such significant customer's inability to pay our Railcar segment in a timely manner could materially adversely affect our Railcar segment’s business, financial condition and results of operations.
Railcars are typically sold pursuant to large, periodic orders, and therefore, a limited number of customers typically represent a significant percentage of our Railcar segment’s revenue in any given year. The loss of any significant portion of our Railcar segment’s sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of its major customers could materially adversely affect our Railcar segment’s business, financial condition and results of operations. If one of our Railcar segment’s significant customers was unable to pay due to financial condition, it could materially adversely affect our Railcar segment’s business, financial condition and results of operations.
The cost of raw materials and components that our Railcar segment uses in its manufacturing operations, particularly steel, is subject to escalation and surcharges and could increase. Any increase in these costs or delivery delays of these raw materials could materially adversely affect our Railcar segment’s business, financial condition and results of operations.
The cost of raw materials, including steel, and components used in the production of our railcars, represents more than half of our Railcar segment’s direct manufacturing costs per railcar. Our Railcar segment generally includes provisions in their railcar manufacturing orders that allow it to adjust prices as a result of increases and decreases in the cost of most raw materials and components on a dollar for dollar basis. The number of customers to which our Railcar segment is not able to pass on price increases may increase in the future, which could adversely affect our Railcar segment’s operating margins and cash flows. If our Railcar segment is not able to pass on price increases to its customers, our Railcar segment may lose railcar orders or enter into contracts with less favorable contract terms, any of which could materially adversely affect our Railcar segment’s business, financial condition and results of operations. Any fluctuations in the price or availability of steel, or any other material or component used in the production of our Railcar segment’s railcars or railcar or industrial components, could materially adversely affect our Railcar segment’s business, financial condition and results of operations. Such price increases could reduce demand for our Railcar segment’s railcars or component products. Deliveries of raw materials and components may also fluctuate depending on various factors including supply and demand for the raw material or component, or governmental regulation relating to the raw material or component, including regulation relating to importation.
Fluctuations in the supply of components and raw materials our Railcar segment uses in manufacturing railcars, which are often only available from a limited number of suppliers, could cause production delays or reductions in the number of railcars our Railcar segment manufacture, which could materially adversely affect our Railcar segment’s business, financial condition and results of operations.
Our Railcar segment’s railcar manufacturing business depends on the adequate supply of numerous railcar components, such as railcar wheels, axles, brakes, bearings, yokes, sideframes, bolsters and other heavy castings and raw materials, such as steel. Some of these components and raw materials are only available from a limited number of domestic suppliers. Strong demand can cause industry-wide shortages of many critical components and raw materials as reliable suppliers could reach capacity production levels. Supply constraints in our Railcar segment’s industry are exacerbated because, although multiple suppliers may produce certain components, railcar manufacturing regulations and the physical capabilities of manufacturing facilities restrict the types and sizes of components and raw materials that manufacturers may use.
U.S., Canadian and railroad industry regulatory authorities are currently considering various proposals concerning tank railcar manufacturing standards. Our Railcar segment is unable to predict what regulatory changes may be made in this regard, if any, or the time period during which any such regulatory changes may become effective. However, if new regulations are adopted, they could materially impact the tank railcar manufacturing process industry-wide, which could negatively affect the potential availability of certain critical components and raw materials including, in particular, steel. If our Railcar segment is unable to source critical components and raw materials such as steel in a timely manner and at reasonable cost, it may be unable to manufacture railcars that comply with any new regulations and/or to take advantage of any increase in demand for its products and services as a result of any such new regulations, and our Railcar segment’s business, financial condition and results of operations could be materially adversely affected.
In addition, our Railcar segment does not carry significant inventories of certain components and procures most of its components on an as needed basis. In the event that our Railcar segment’s suppliers of railcar components and raw materials were to stop or reduce the production of railcar components and raw materials that our Railcar segment uses, or refuses to do business with us for any reason, our Railcar segment’s business would be disrupted. Our Railcar segment’s inability to obtain components and raw materials in required quantities or of acceptable quality could result in significant delays or reductions in railcar shipments and could materially adversely affect our Railcar segment’s business, financial condition and results of operations.
In 2014, our Railcar segment’s top three suppliers accounted for approximately 41% of the total materials that it purchased and our top ten suppliers accounted for approximately 70% of the total materials that it purchased. If any of our Railcar segment’s significant suppliers of railcar components were to shut down operations, our Railcar segment’s business and financial results could be materially adversely affected as it may incur substantial delays and significant expense in finding alternative sources. The quality and reliability of alternative sources may not be the same and these alternative sources may charge significantly higher prices.
Our Railcar segment may be unable to re-market railcars from expiring leases on favorable terms, which could adversely affect our Railcar segment’s business, financial condition and results of operations.
The failure to enter into commercially favorable railcar leases, re-lease or sell railcars upon lease expiration and successfully manage existing leases could have a material adverse effect on our Railcar segment’s business, financial condition and results of operations. Our Railcar segment’s ability to re-lease or sell leased railcars profitably is dependent upon several factors, including the cost of and demand for leases or ownership of newer or specific use models, and the availability in the market of other used or new railcars.
A downturn in the industries in which our Railcar segment’s lessees operate and decreased demand for railcars could also increase our Railcar segment’s exposure to re-marketing risk because lessees may demand shorter lease terms, requiring it to re-market leased railcars more frequently. Furthermore, the resale market for previously leased railcars has a limited number of potential buyers. Our Railcar segment’s inability to re-lease or sell leased railcars on favorable terms could result in lower lease rates, lower lease utilization percentages and reduced revenues.

Our Railcar segment’s investment in its lease fleet may use significant amounts of cash, which may require it to secure additional capital and it may be unable to arrange capital on favorable terms, or at all.
Our Railcar utilizes existing cash and cash generated through lease fleet financings to manufacture railcars it leases to customers, while cash from lease revenues will be received over the term of the lease or leases relating to those railcars. Depending upon the number of railcars that our Railcar segment leases and the amount of cash used in other operations, its cash balances and its availability under any of its lease fleet financings could be depleted, requiring it to seek additional capital. Our Railcar segment’s inability to secure additional capital, on commercially reasonable terms, or at all, may limit its ability to support operations, maintain or expand our Railcar segment’s existing business, or take advantage of new business opportunities. Our Railcar segment could also experience defaults on leases that could further constrain cash.
Train derailments or other accidents involving our products could subject our Railcar segment to legal claims and/or result in regulatory changes that may adversely impact our Railcar segment’s business, financial condition and results of operations.
Our Railcar segment manufactures railcars for our customers to transport a variety of commodities, including railcars that transport hazardous materials such as crude oil and other petroleum products. Our Railcar segment also manufactures railcar components as well as industrial components for use in several markets, including the trucking, construction, mining and oil and gas exploration markets. Our Railcar segment could be subject to various legal claims, including claims for negligence, personal injury, physical damage and product liability, as well as potential penalties and liability under environmental laws and regulations, in the event of a train derailment or other accident involving our products or services. If our Railcar segment becomes subject to any such claims and are unable successfully to resolve them, our Railcar segment’s business, financial condition and results of operations could be materially adversely affected.
Recent derailments in North America of trains transporting crude oil have caused various U.S and Canadian regulatory agencies, industry organizations, as well as Class I Railroads and community governments, to focus attention on transportation by rail of flammable materials. For example, in April 2014, Transport Canada (TC), a federal department of the Canadian government that regulates rail transportation and safety within Canada, issued a protective order mandating that tank railcars with certain specifications must no longer transport certain designated dangerous goods, including certain flammable liquids, within Canada. In addition, in July 2014, TC proposed regulations that would impose stricter safety standards for certain newly manufactured tank railcars operating in Canada. Similarly, in July 2014, the Pipeline and Hazardous Materials Safety Administration (PHMSA) issued proposed regulations that could affect federal tank railcar design and construction standards for new tank railcars used to transport crude oil and other flammable products. The PHMSA may adopt the proposed regulations or may adopt other proposals based on the comments received on the proposed regulations. In addition, railroads and other organizations may impose requirements for railcars that are more stringent than, or in addition to, any governmental regulations that may be adopted.
Our Railcar segment is unable to predict what regulatory or other changes may be made in light of these or other proposals, if any, or the time period during which any such regulatory or other changes may become effective. Final regulatory changes have been delayed and may continue to be delayed. As a result, certain customers may be holding out on placing further inquiries for tank railcars for crude and ethanol service until such regulations are finalized. Any final requirements may or may not materially impact the rail industry as a whole; railroad operations; older and newer railcars that meet or exceed currently mandated standards; future railcar specifications; and the capability of the North American railcar manufacturing, repair and maintenance infrastructure to implement mandated retrofit configurations or new construction. Further, the potential impact on the railcars and components our Railcar segment manufactures, as well as railcars that it leases, is not known at this time. As a result of such proposed regulations, certain of our Railcar segment’s railcars could be deemed unfit for further commercial use (which would diminish or eliminate future revenue generated from leased railcars) and/or require retrofits or modifications. The costs associated with any required retrofits or modifications could be substantial. While certain regulatory changes could result in increased demand for refurbishment and/or new railcar manufacturing activity, if our Railcar segment is unable to adapt our business to changing regulations or railroad standards, and/or take advantage of any increase in demand for our Railcar segment’s products and services, our business, financial condition and results of operations could be materially adversely affected. Our Railcar segment cannot assure that costs incurred to comply with any new standards and regulations, including any emerging from PHMSA's or TC's rulemaking processes will not be material to its business, financial condition or results of operations.
Litigation claims could increase our costs and weaken our Railcar segment’s financial condition.
Our Railcar segment is currently, and may from time to time be, involved in various claims or legal proceedings arising out of its operations. In particular, railcars it manufactures and leases will be utilized in a variety of manners, which may include carrying hazardous, flammable, and/or corrosive materials. Such railcars, as well as our Railcar segment’s railcar and industrial components, will, therefore, be subject to risks of breakdowns, malfunctions, casualty and other negative events and it is possible that claims for personal injury, loss of life, property damage, business losses and other liability arising out of these or other types of incidents will be made against our Railcar segment. Additionally, in the normal course of business from time to time our Railcar segment enters into contracts with third parties that may lead to contractual disputes. Adverse outcomes in some or all of these matters could result in judgments against our Railcar segment for significant monetary damages that could increase our costs and weaken its financial condition. Our Railcar segment seeks contractual recourse and indemnification in the ordinary course of business, maintains reserves for reasonably estimable liabilities, and purchases liability insurance at coverage levels based upon commercial norms in our Railcar segment’s industries in an effort to mitigate our liability exposures. Nevertheless, our Railcar segment’s reserves may be inadequate to cover the uninsured portion of claims or judgments. Any such claims or judgments could materially adversely affect our Railcar segment’s business, financial condition and results of operations. The nature of our Railcar segment’s businesses and assets expose it to the potential for claims and litigation related to personal injury, property damage, environmental claims, regulatory claims, contractual disputes and various other matters.
The success of our Railcar segment’s railcar leasing business is dependent, in part, on its lessees performing their obligations.
The ability of each lessee to perform its obligations under a lease will depend primarily on such lessee's financial condition. The financial condition of a lessee may be affected by various factors beyond our control, including competition, operating costs, general economic conditions and environmental and other governmental regulation of or affecting the lessee's industry. High default rates on leases could increase the portion of railcars that may need to be remarketed after repossession from defaulting lessees. There can be no assurance that the historical default experience with respect to our lease fleet will continue in the future.
Our Railcar segment’s failure to comply with laws and regulations imposed by federal, state, local and foreign agencies could materially adversely affect our Railcar segment’s business, financial condition, results of operations and ability to access capital.
The industries in which our Railcar segment operates are subject to extensive regulation by governmental, regulatory and industry authorities and by federal, state, local and foreign agencies. The risks of substantial costs and liabilities related to compliance with these laws and regulations are an inherent part of our Railcar segment’s business. Despite our Railcar segment’s intention to comply with these laws and regulations, our Railcar segment cannot guarantee that it will be able to do so at all times and compliance may prove to be more costly and limiting than it currently anticipates and could increase in future years. These laws and regulations are complex, change frequently and may become more stringent over time, which could impact our Railcar segment’s business, financial condition, results of operations and ability to access capital. If our Railcar segment fails to comply with the requirements and regulations of these agencies that impact our Railcar segment’s manufacturing, other processes and reporting requirements, it may face sanctions and penalties that could materially adversely affect our Railcar segment’s business, financial condition, results of operations and ability to access capital.
Uncertainty surrounding acceptance of our Railcar segment’s new product offerings by our customers, and costs associated with those new offerings, could materially adversely affect our Railcar segment’s business.
Our Railcar segment’s strategy depends in part on its continued development and sale of new products, particularly new railcar designs, in order to expand or maintain its market share in our Railcar segment’s current and new markets. Any new or modified product design that our Railcar segment develops may not gain widespread acceptance in the marketplace and any such product may not be able to compete successfully with existing or new product designs that may be introduced by our Railcar segment’s competitors. Furthermore, our Railcar segment may experience significant initial costs of production of new products, particularly railcar products, related to training, labor and operating inefficiencies. To the extent that the total costs of production significantly exceed our Railcar segment’s anticipated costs of production, it may incur losses on the sale of any new products.
Equipment failures, delays in deliveries or extensive damage to our Railcar segment’s facilities, particularly our Railcar segment’s railcar manufacturing plants in Paragould or Marmaduke, Arkansas, could lead to production or service curtailments or shutdowns.
An interruption in manufacturing capabilities at our Railcar segment’s railcar plants in Paragould or Marmaduke or at any of its manufacturing facilities, whether as a result of equipment failure or any other reason, could reduce, prevent or delay production of our Railcar segment’s railcars or railcar and industrial components, which could alter the scheduled delivery dates to customers and affect our Railcar segment’s production schedule. This could result in the termination of orders, the loss of future sales and a negative impact to our Railcar segment’s reputation with our Railcar segment’s customers and in the railcar industry, all of which could materially adversely affect our Railcar segment’s business, financial condition and results of operations.
All of our Railcar segment’s facilities and equipment are subject to the risk of catastrophic loss due to unanticipated events, such as fires, earthquakes, explosions, floods, tornados or weather conditions. If there is a natural disaster or other serious disruption at any of our Railcar segment’s facilities, it may experience plant shutdowns or periods of reduced production as a result of equipment failures, loss of power, delays in equipment deliveries, or extensive damage to any of our Railcar segment’s facilities, which could materially adversely affect our Railcar segment’s business, financial condition or results of operations.
Our failure to complete capital expenditure projects on time and within budget, or the failure of these projects, once constructed, to operate as anticipated could materially adversely affect our Railcar segment’s business, financial condition and results of operations.
Construction plans our Railcar segment may have from time to time are subject to a number of risks and contingencies over which it may have little control and that may adversely affect the cost and timing of the completion of those projects, or the capacity or efficiencies of those projects once constructed. If these capital expenditure projects do not achieve the results anticipated, our Railcar segment may not be able to satisfy our Railcar segment’s operational goals on a timely basis, if at all. If our Railcar segment is unable to complete the construction of any of such capital expenditure projects on time or within budget, or if those projects do not achieve the capacity or efficiencies anticipated, our Railcar segment’s business, financial condition and results of operations could be materially adversely affected.
Some of our Railcar segment’s railcar services and component manufacturing employees belong to labor unions and strikes or work stoppages by them or unions formed by some or all of our Railcar segment’s other employees in the future could materially adversely affect our Railcar segment’s operations.
As of December 31, 2014, the employees at our Railcar segment’s sites covered by collective bargaining agreements represent, in the aggregate, approximately 14% of our Railcar segment’s total workforce. Disputes with regard to the terms of these agreements or our Railcar segment’s potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. Our Railcar segment cannot guarantee that its relations with its union workforce will remain positive nor can our Railcar segment guarantee that union organizers will not be successful in future attempts to organize our Railcar segment’s railcar manufacturing employees or employees at our Railcar segment’s other facilities. If our Railcar segment’s workers were to engage in a strike, work stoppage or other slowdown, other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, our Railcar segment could experience a significant disruption of our Railcar segment’s operations and higher ongoing labor costs. In addition, our Railcar segment could face higher labor costs in the future as a result of severance or other charges associated with layoffs, shutdowns or reductions in the size and scope of our Railcar segment’s operations.
Our Railcar segment’s manufacturer's warranties expose it to potentially significant claims and Railcar segment’s business could be harmed if its products contain undetected defects or do not meet applicable specifications.
Our Railcar segment may be subject to significant warranty claims in the future relating to workmanship and materials involving its current or future railcar or component product designs. Such claims may include multiple claims based on one defect repeated throughout our Railcar segment’s mass production process or claims for which the cost of repairing the defective component is highly disproportionate to the original cost of the part. These types of warranty claims could result in costly product recalls, significant repair costs and damage to our Railcar segment’s reputation, which could materially adversely affect its business, financial condition and results of operations. Unresolved warranty claims could result in users of our Railcar segment’s products bringing legal actions against us.
Further, if our Railcar segment’s railcars or component products are defectively designed or manufactured, are subject to recall for performance or safety-related issues, contain defective components or are misused, it may become subject to costly litigation by its customers or others who may claim to be harmed by our Railcar segment’s products. Product liability claims could divert management's attention from our Railcar segment’s business, be expensive to defend and/or settle and result in sizable damage awards against our Railcar segment.
Our Railcar segment has significant amount of indebtedness, which could adversely affect its business, financial condition and results of operations and prevent it from fulfilling its indebtedness obligations.
Our Railcar segment is significantly leveraged. As of December 31, 2014, our Railcar segment had approximately $2.1 billion in indebtedness, consisting of borrowings under certain credit facilities, term loans and bond securitizations. Our Railcar segment’s significant indebtedness could materially impact its operations, and could place us at a competitive disadvantage compared to our less leveraged competitors. It may be difficult for our Railcar operations to satisfy its repayment and other obligations with respect to such indebtedness, and it may not be able to refinance its existing indebtedness as it matures. Significant indebtedness may also increase our Railcar segment’s vulnerability to adverse general economic, industry or competitive developments or conditions and limit its flexibility in planning for, or reacting to, changes in its business and the industry in which it operates. Our Railcar segment may be limited in its ability to raise additional capital or obtain additional financing to fund its operations, capital expenditures or other growth initiatives, and other general corporate requirements and may be required to dedicate a significant portion of our cash flow from operations to interest and principal payments on its indebtedness. Our Railcar segment is also exposed to the risk of increased interest rates as certain of its borrowings are subject to variable rates of interest. As a consequence of our Railcar segment’s level of indebtedness, a significant portion of its cash flow from operations may be dedicated to debt service requirements. In addition, the terms of our Railcar segment’s various credit agreements may contain certain covenants, which if it fails to comply, may trigger an event of default, whereby the lender could accelerate the repayment of such debt. Our Railcar segment cannot assure you that our Railcar segment would be able to renegotiate, refinance, restructure or otherwise obtain the necessary funds to satisfy its indebtedness.
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
Our Railcar segment may not be able to generate sufficient cash flow to service its obligations and it may not be able to refinance our indebtedness on commercially reasonable terms.
Our Railcar segment’s ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures, strategic transactions, joint venture capital requirements or expansion efforts will depend on its ability to generate cash in the future. This, to a certain extent, is subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond our Railcar segment’s control.
Our Railcar segment’s business may not be able to generate sufficient cash flow from operations and there can be no assurance that future borrowings will be available to it in amounts sufficient to enable it to pay its indebtedness as such indebtedness matures and to fund its other liquidity needs. If this is the case, our Railcar segment will need to refinance all or a portion of our indebtedness on or before maturity, and it cannot be certain that it will be able to refinance any of our Railcar segment’s indebtedness on commercially reasonable terms, or at all. Our Railcar segment might have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing. These financing strategies may not be implemented on satisfactory terms, if at all. Our Railcar segment’s ability to refinance its indebtedness or obtain additional financing and to do so on commercially reasonable terms will depend on its financial condition at the time, restrictions in any agreements governing our indebtedness and other factors, including the condition of the financial markets and the railcar industry.
If our Railcar segment does not generate sufficient cash flow from operations and additional borrowings, refinancing or proceeds of asset sales are not available to it, it may not have sufficient cash to enable us to meet all of its obligations.
If our Railcar segment is unable to protect its intellectual property and prevent its improper use by third parties, its ability to compete in the market may be harmed.
Various patent, copyright, trade secret and trademark laws afford only limited protection and may not prevent our Railcar segment’s competitors from duplicating its products or gaining access to its proprietary information and technology. These means also may not permit our Railcar segment to gain or maintain a competitive advantage. To the extent our Railcar segment expands internationally, it becomes subject to the risk that foreign intellectual property laws will not protect our Railcar segment’s intellectual property rights to the same extent as intellectual property laws in the U.S.
Any of our Railcar segment’s patents may be challenged, invalidated, circumvented or rendered unenforceable. Our Railcar segment cannot guarantee that it will be successful should one or more of our patents be challenged for any reason. If our Railcar segment’s patent claims are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded its products could be impaired, which could significantly impede its ability to market its products, negatively affect its competitive position and could materially adversely affect our Railcar segment’s business, financial condition and results of operations.
Our Railcar segment’s pending or future patent applications may not result in an issued patent and, if patents are issued to it, such patents may not provide meaningful protection against competitors or against competitive technologies. The United States federal courts may invalidate our Railcar segment’s patents or find them unenforceable. Competitors may also be able to design around our Railcar segment’s patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. If these developments were to occur, it could have an adverse effect on our Railcar segment’s sales. If our Railcar segment’s intellectual property rights are not adequately protected our Railcar segment may not be able to commercialize its technologies, products or services and its competitors could commercialize its technologies, which could result in a decrease in its sales and market share and could materially adversely affect our Railcar segment’s business, financial condition and results of operations.

Our Railcar segment’s products could infringe the intellectual property rights of others, which may lead to litigation that could itself be costly, result in the payment of substantial damages or royalties, and prevent it from using technology that is essential to its products.
Our Railcar segment cannot guarantee that its products, manufacturing processes or other methods do not infringe the patents or other intellectual property rights of third parties. Infringement and other intellectual property claims and proceedings brought against our Railcar segment, whether successful or not, could result in substantial costs and harm its reputation. Such claims and proceedings can also distract and divert our Railcar segment’s management and key personnel from other tasks important to the success of its business.
In the event of an adverse determination in an intellectual property suit or proceeding, or our Railcar segment’s failure to license essential technology, its sales could be harmed and its costs could increase, which could materially adversely affect our Railcar segment’s business, financial condition and results of operations.
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
The use of railcars as a significant mode of transporting freight could decline, become more efficient over time, experience a shift in types of modal transportation, and/or certain railcar types could become obsolete.
As the freight transportation markets our Railcar segment serve continue to evolve and become more efficient, the use of railcars may decline in favor of other more economic modes of transportation. Features and functionality specific to certain railcar types could result in those railcars becoming obsolete as customer requirements for freight delivery change. Our Railcar segment’s operations may be adversely impacted by changes in the preferred method used by customers to ship their products, changes in demand for particular products, or by a shift by customers toward purchasing assets rather than leasing them from our Railcar segment. The industries in which our Railcar segment’s customers operate are driven by dynamic market forces and trends, which are in turn influenced by economic and political factors in the United States and abroad. Demand for our Railcar segment’s railcars may be significantly affected by changes in the markets in which its customers operate. A significant reduction in customer demand for transportation or manufacture of a particular product or change in the preferred method of transportation used by customers to ship their products could result in the economic obsolescence of our railcars, including those leased by our customers.

Gaming
Tropicana is pursuing, and may in the future pursue, expansion and acquisition opportunities and other strategic transactions that involve inherent risks, any of which may cause it to not realize anticipated benefits.
Our Gaming segment’s business strategy includes the consideration of expansion opportunities in new gaming jurisdictions and underserved markets and acquisition opportunities and other strategic transactions that may arise periodically. For example, in April 2014, Tropicana entered into an agreement to purchase Lumiére for $261 million in cash as discussed elsewhere in this Report. Tropicana may not be able to successfully identify suitable acquisition or other strategic opportunities or complete any particular acquisition, combination, joint venture or other strategic transaction on acceptable terms. Tropicana’s identification of suitable acquisition candidates and other strategic opportunities involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities including their effects on our business, diversion of its management’s attention and risks associated with unanticipated problems or unforeseen liabilities. If Tropicana is successful in pursuing acquisitions or other strategic opportunities, it may be required to expend significant funds, incur additional debt, or issue additional securities, which may materially and adversely affect our results of Gaming operations. If Tropicana spends significant funds or incur additional debt, its ability to obtain financing for working capital or other purposes could decline and it may be more vulnerable to economic downturns and competitive pressures. In addition, Tropicana cannot guarantee that it will be able to finance additional acquisitions or other strategic opportunities, or that it will realize any anticipated benefits from acquisitions or other strategic opportunities. Should Tropicana successfully acquire another business, the process of integrating acquired operations into its existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. In addition, Tropicana may not be effective in retaining key employees or customers of the combined businesses. Tropicana may face integration issues pertaining to the internal controls and operations functions of the acquired companies and we may not realize cost efficiencies or synergies that it anticipated when selecting its acquisition candidates. Tropicana’s failure to identify suitable acquisition or other strategic opportunities may restrict its ability to grow its business.
Intense competition exists and is growing in the gaming industry, including competition involving the implementation of internet gaming, and Tropicana may not be able to compete effectively which could negatively affect our Gaming operations.
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
In recent years, competition in existing markets has intensified. For example, competition with the Atlantic City market has increased with Pennsylvania and Delaware commencing live table game operations in fiscal 2010; the opening of a new casino in a Philadelphia suburb in 2012 and the award of the second Philadelphia Category 2 license in 2014; five casinos currently operating in Maryland with plans for an additional casino to open in and mid-2016, and the addition of table games; two video lottery terminal ("VLT") casinos operating in the New York metropolitan area with up to an additional seven commercial gaming facilities (with three proposals approved in 2014) and two additional VLT facilities planned for the eastern parts of New York in the coming years. In September 2012, competition in the Baton Rouge market increased with the opening of a new casino. In addition, Tropicana's competitors have invested in expanding their existing facilities and developing new facilities. Tropicana's properties, on the other hand, historically have had more limited resources for capital expenditures and other improvements than many of its competitors. Tropicana's ability to invest in its properties going forward may continue to be constrained due to market conditions, and it may not be able to compete effectively with casinos that have been modernized or recently expanded.
This expansion of existing casino entertainment properties, the increase in the number of gaming opportunities, the potential emergence of legal internet gaming and the aggressive marketing strategies of many of Tropicana's competitors has also increased competition in many markets in which it competes, and it expects this intense competition to continue.
If Tropicana's competitors operate more successfully than it does, if they are more successful than Tropicana in attracting and retaining employees, if their properties are enhanced or expanded, if additional hotels and casinos are established in and around the locations in which it conducts business, or if on-line gaming is permitted and conducted in any of its markets, it may lose market share or the ability to attract or retain employees or customers. In particular, the expansion of casino gaming in or near any geographic area from which Tropicana attracts or expects to attract a significant number of its customers could materially adversely affect our Gaming segment's business, financial condition and results of operations.
Tropicana expects that competition from internet gaming will continue to grow and intensify.
Tropicana expects that it will face increased competition from internet gaming as the potential for legalized internet gaming continues to grow. There are current proposals to legalize internet gaming under federal law. Additionally, several states are currently considering legislation that would legalize internet gaming at the state level. As a result of the Justice Department's December 2011 opinion concerning the applicability of the Wire Act to internet gaming, certain states including Nevada, Delaware and New Jersey have moved forward with legislation to authorize various forms of intrastate internet gaming. Notably, in February 2013 Nevada amended its internet gaming law to permit Nevada licensed internet providers to commence internet poker and to allow the state to enter into agreements with other states to create multi-state poker wagering, and in November 2013 New Jersey commenced intrastate internet gaming through Atlantic City casinos. The New Jersey law provides that licensed Atlantic City casinos including Tropicana AC may offer internet gambling games subject to regulations to be adopted by the NJDGE. The law provides for a 15% tax on internet gaming gross revenues and permits New Jersey to enter into agreements with other states to engage in multi-state internet wagering pools. The law has a 10 year sunset provision. A number of New Jersey casinos including Tropicana Atlantic City participate in intrastate Internet gaming. Tropicana's ability to compete in a marketplace containing multiple virtual casino platforms will depend on its ability to effectively market its internet gaming products to its customers in face of stiff competition as well as the availability of internet gaming in jurisdictions in which it operates casinos. Furthermore, competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from its properties and thus adversely affect its business. Such internet wagering services are likely to expand in future years and become more accessible to domestic gamblers as a result of recently announced U.S. Department of Justice positions related to the application of federal laws to intrastate internet gaming and initiatives in some states to consider legislation to legalize intrastate internet wagering. There are also proposals that would specifically legalize internet gaming under federal law.
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
Tropicana is party to 10 collective bargaining agreements with different unions. In September 2014, the collective bargaining agreement with UNITE HERE Local 54 covering approximately 1,100 employees at Tropicana AC expired and Tropicana AC is presently operating without an agreement with this union. Tropicana cannot assure you that it will be able to enter into a new collective bargaining agreement with UNITE HERE Local 54 or renegotiate the other collective bargaining agreements with other unions currently in effect. The addition of new or changes to the existing collective bargaining agreements could cause significant increases in labor costs, which could have a material adverse effect on our Gaming segment.
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
The housing crisis and recession in the United States that began in 2008 resulted in a significant decline in tourism and consumer spending. Economic conditions like the recent downturn (and slowdowns or recessions less severe) could cause fewer consumers to spend money or cause consumers to spend less money at Tropicana's properties and could materially adversely affect our Gaming operations. While general economic conditions have modestly improved, there can be no assurance that they will continue to improve or will not worsen in the future.
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
Tropicana owns, operates or has an interest in gaming facilities located in Nevada, Indiana, Mississippi, Missouri, Louisiana, New Jersey and Aruba. Tropicana has obtained all material governmental licenses, qualifications, registrations, permits and approvals necessary for the operation of its gaming facilities as operations at such facilities are presently conducted. However, there can be no assurance that Tropicana can obtain any new licenses, or renew any existing, licenses, qualifications, findings of suitability, registrations, permits, or approvals that may be required in the future or that existing ones will not be suspended or revoked. If Tropicana relocates or expands any of its current gaming facilities or enters new jurisdictions, it must obtain all additional licenses, qualifications, findings of suitability, registrations, permits and approvals of the applicable gaming authorities in such jurisdictions. If state regulatory authorities were to find an officer, director, owner or other person affiliated with its operations unsuitable, Tropicana would be required to sever its relationship with that person. Gaming authorities, as well as other state regulatory authorities, may conduct similar investigations in the future in connection with new equity and debt holders. We cannot predict the outcome of these investigations or their potential impact on our Gaming segment.
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
The risks associated with international operations could affect Tropicana's ability to pursue expansion opportunities.
Tropicana currently operates a small temporary casino at it property on the Caribbean island of Aruba and is considering plans to develop a permanent casino. Tropicana's plan to develop a permanent casino resort in Aruba has not been finalized and it may decide not to proceed. In addition, international operations are subject to inherent risks including variation in local economies, currency fluctuation, greater difficulty in accounts receivable collection, trade barriers, burden of complying with a variety of international laws, and political and economic instability. Each of these risks could impair Tropicana's ability to execute its business strategy and adversely affect our Gaming operations.
Any violation of the Foreign Corrupt Practices Act or applicable Anti-Money Laundering laws or regulations such as the Bank Secrecy Act could have a negative impact on our Gaming operations.
Tropicana is subject to risks associated with doing business outside of the United States, which exposes it to complex foreign and U.S. regulations inherent in doing business cross-border and in each of the countries in which it transacts business. Tropicana is subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Internal control policies and procedures and employee training and compliance programs that Tropicana has implemented to deter prohibited practices may not be effective in prohibiting its directors, employees, contractors or agents from violating or circumventing its policies and the law. If Tropicana's directors, employees or agents fail to comply with applicable laws or company policies governing its international operations, Tropicana may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that Tropicana has violated the FCPA could have a material adverse effect on our Gaming segment's financial condition. Compliance with international and U.S. laws and regulations that apply to Tropicana's international operations increases its cost of doing business in foreign jurisdictions. Tropicana also deals with significant amounts of cash in its operations and are subject to various reporting and anti-money laundering regulations such as the Bank Secrecy Act (the “BSA”). The Internal Revenue Service and Financial Crimes Enforcement Network monitor casino compliance with casino filing of Currency Transaction Reports (“CTR”) and Suspicious Activity Report (“SAR”) and anti-money laundering (“AML”) programs and have recently stepped-up enforcement activities involving non-compliant casinos. Internal control policies and procedures and employee training, AML compliance programs and internal audits involving CTR and SAR filings have been implemented to enhance compliance and detect problems. Any violation of anti-money laundering laws or regulations by any of Tropicana's resorts could have a negative effect on our Gaming segment's results of operations.
Tropicana could encounter problems during development, construction, renovation and refurbishment of our properties that could increase the construction costs or delay their completion. In addition, Tropicana may not be able to complete projects if it does not obtain all necessary permits, licenses, grants and approvals.
Construction projects like the development, construction, renovation and refurbishment of Tropicana AC, MontBleu and Tropicana Aruba are subject to significant development and construction risks, any of which could cause unanticipated cost increases and delays. These include, among others, the following:

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
In addition, certain permits, licenses, grants and approvals necessary for the development, construction and operation have not been obtained. The scope of the approvals required for projects vary. Unexpected changes or concessions required by regulatory authorities could involve significant additional costs and result in delay in the scheduled. Tropicana may not receive the necessary licenses, grants and approvals or obtain them within its anticipated time frame. For example, Tropicana's current

Tropicana AC capital renovation project that was commenced in 2014 required grant and other financing approvals from various state agencies as well as approval of its plans by various federal, state and local regulatory agencies in order for it to proceed with construction. In addition, even if Tropicana completes any development, construction, renovation and refurbishment projects, it cannot assure you that it will achieve all of, or any of, the anticipated benefits of such projects.
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
Tropicana may face potential successor liability for liabilities of the predecessors not provided for in the re-organizational plan.
As the successor to its predecessors, Tropicana may be subject to certain liabilities of its predecessors not provided for in the re-organizational plan. Such liabilities may arise in a number of circumstances, including but not limited to, those where:

•	a creditor of Tropicana's predecessors did not receive proper notice of the pendency of the bankruptcy case relating to the re-organizational plan or the deadline for filing claims therein;

•	the injury giving rise to, or the source of, a creditor's claim did not manifest itself in time for the creditor to file the creditor's claim;

•	a creditor did not timely file the creditor's claim in such bankruptcy case due to excusable neglect;

•	Tropicana is liable for Tropicana's predecessors' federal and/or state tax liabilities under a theory of successor liability; or

•	the order of confirmation for the re-organizational plan was procured by fraud.
Although Tropicana has no reason to believe that it will become subject to liabilities of Tropicana's predecessors that are not provided for in the re-organizational plan, should Tropicana become subject to such liabilities, it could materially adversely affect our Gaming segment.

Atlantic City property tax valuations and market declines have created stress on the City of Atlantic City’s ability to manage its finances and have recently resulted in significant real estate tax increases and uncertainty about Atlantic City’s fiscal solvency.
In 2013 and 2014, real property tax assessments of Atlantic City casinos were significantly reduced as a result of various N.J. Tax Court proceedings involving casino properties. As a result, the City of Atlantic City was required to significantly increase its tax rate in order to meet its municipal budget requirements. Atlantic City casino property tax assessments will continue to decline in 2015 and future years as casinos continue to appeal excessive property valuations. In addition, in 2014 four Atlantic City casinos closed further eroding the municipal tax base. As a result, in late 2014 Atlantic City and the State of New Jersey have begun to explore various initiatives designed to stabilize casino tax payments and reduce the municipal budget in future years. In late 2014 State legislators proposed legislation that would create a payment in lieu of taxes (“PILOT”) for Atlantic City casinos and a series of other bills that would divert funds from other state programs to assist Atlantic City with its municipal budget in coming years. In addition, in January 2015, New Jersey appointed an emergency manager to oversee Atlantic City's government and address its financial problems. It remains to be seen whether this legislation will be approved, or whether Atlantic City will be able to stabilize its budget and finances. If Atlantic City is unable to maintain fiscal stability it could have an adverse impact on the Atlantic City casino industry including Tropicana's Tropicana AC property.
Circumstances may arise whereby Tropicana may become overleveraged, which could have significant negative consequences.
As of December 31, 2014, Tropicana had total indebtedness of approximately $295 million, which consists primarily of its Term Loan Facility. Circumstances may arise that could cause it to become overleveraged, which could have significant negative consequences, including:

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
A substantial portion of Tropicana's indebtedness is subject to floating interest rates, which makes it more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates, or a downturn in its business. As of December 31, 2014, approximately $295 million of its indebtedness, which represents the outstanding balance under its Term Loan Facility, was subject to floating interest rates. Tropicana currently has no hedging arrangements in place to mitigate the impact of higher interest rates.
Tropicana's indebtedness could adversely affect its business, financial condition and results of operations and prevent it from fulfilling its obligations under the terms of its indebtedness.
Tropicana's indebtedness could adversely affect its business, financial condition and results of operations and prevent it from fulfilling its obligations under the terms of its indebtedness. The terms of the Term Loan Facility require it to comply with a senior secured net leverage ratio. The Term Loan Facility contains mandatory prepayment provisions from proceeds received by it and its subsidiaries as a result of asset sales, the incurrence of indebtedness and issuance of equity, casualty events and excess cash flow (subject in each case to certain exceptions). In addition, other covenants in the New Term Loan Facility may restrict its flexibility. Such covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions. Failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on our Gaming segment's operations. Additionally, there may be factors beyond its control that could affect its ability to meet debt service requirements. Tropicana's ability to meet debt service requirements will depend on its future performance and its ability to sustain sales conditions in the markets in which it operates, the economy generally, and other factors that are beyond its control. Tropicana may need to refinance all or a portion of its indebtedness on or before maturity. We cannot assure that Tropicana's businesses will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. We cannot assure you that Tropicana will be able to refinance any of its indebtedness on commercially reasonable terms or at all. If Tropicana is unable to make scheduled debt payments or comply with the other provisions of its debt instruments, its lenders will be permitted under certain circumstances to accelerate the maturity of the indebtedness owing to them and exercise other remedies provided for in those instruments and under applicable law.

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
Viskase currently has manufacturing or sales and distribution centers in six foreign countries: Brazil, France, Italy, Mexico, Philippines and Poland. Its international sales and operations may be subject to various political and economic risks, including, but not limited to, possible unfavorable exchange rate fluctuations or hyperinflation; changes in a country's or region's political or economic conditions; governmental regulations, including import and export controls; tariffs; limits on the repatriation of funds; and taxes. Viskase's sales to customers located outside the United States generally are subject to taxes on the repatriation of funds. In addition, international operations in certain parts of the world may be subject to international balance of payments difficulties that may raise the possibility of delay or loss in the collection of accounts receivable from sales to customers in those countries. Historically, net sales to customers located outside the United States represent the majority of Viskase's total net sales.
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

Home Fashion
WPH has had a history of sales declines, net losses and negative cash flow from operations. In 2011 WPH generated positive cash flows from operations for the first time and continued to generate positive cash flows from operations in 2012 and 2013. However, WPH can provide no assurance that it will generate income or provide positive cash flows from operations.
WPH has had a history of significant net losses. In addition, our Home Fashion segment has not generated positive cash flows from its operations until 2011. For the years ended December 31, 2013 and 2012, our Home Fashion segment generated positive cash flow from operating activities of $5 million and $11 million, respectively, primarily due to changes in working capital. In addition, the sale of a joint venture contributed to the positive cash flows from operating activities during 2013.
We can provide no assurance that our Home Fashion segment will generate income or generate positive cash flows from operating activities. Unless WPH is able to generate positive cash flows from its operations, WPH will require external financing to operate its business.
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
During 2014, WPH had four customers that accounted for approximately 67% of its net sales. The loss of any of WPH's largest accounts, or a material portion of sales to those accounts, could have an adverse effect upon WPH's business, which could be material.

A substantial portion of WPH's sales are derived from licensed designer brands. The loss of a significant license could have an adverse effect on its business.
A substantial portion of WPH's sales is derived from licensed designer brands. Some of the licenses are automatically renewable for additional periods, provided that sales thresholds set forth in the license agreements are met. Under certain circumstances, these licenses can be terminated without WPH's consent due to circumstances beyond WPH's control. The license agreements for these designer brands generally are for a term of two or three years. The loss of a significant license could have an adverse effect upon WPH's business, which effect could be material to its business. There was one licensed brand that contributed greater than 10% of WPH's net sales for 2012 which contributed approximately $47 million. This license ended in the first quarter of 2013 with sales of approximately $1 million.
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
As of December 31, 2014, we had interests aggregating approximately $4.3 billion in the Investment Funds. If the Investment Funds experience negative performance, the value of these investments will be negatively impacted, which could have a material adverse effect on our operating results, cash flows and financial position.

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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Automotive
Federal-Mogul's world headquarters is located in Southfield, Michigan, which is a leased facility. Federal-Mogul had 174 manufacturing facilities, technical centers, distribution centers, and sales and administration office facilities worldwide at December 31, 2014. Approximately 41% of the facilities are leased; the majority of which are distribution centers, and sales and administration offices. Federal-Mogul owns the remainder of the facilities.

Type of Facility	North America	EMEA(1)	Rest of World	Total
Manufacturing	31	41	27	99
Technical	8	5	1	14
Distribution	11	9	4	24
Sales and administration	9	13	15	37
	59	68	47	174
(1)Acronym refers to "Europe, the Middle East and Africa"
The facilities range in size from approximately 100 square feet to 700 thousand square feet. Federal-Mogul believes that substantially all of its facilities are in good condition and that it has sufficient capacity to meet its current and expected manufacturing and distribution needs.
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
CVR also leases property for its executive office located at 2277 Plaza Drive in Sugar Land, Texas. Additionally, other corporate office space is leased in Kansas City, Kansas.
As of December 31, 2014, CVR had crude oil storage tanks with a capacity of approximately (i) 1.4 million barrels that supports the gathering system and the Coffeyville refinery, (ii) 0.9 million barrels at the Wynnewood refinery and (iii) 1.0 million barrels in Cushing, Oklahoma. The petroleum business leases additional crude oil storage capacity of approximately 2.8 million barrels in Cushing and 0.1 million barrels at the Wynnewood refinery. In addition to crude oil storage, the petroleum business owns approximately 4.5 million barrels of combined refinery related storage capacity.
Metals
PSC Metals is headquartered in Mayfield Heights, Ohio and, as of December 31, 2014, operated 40 recycling yards, four secondary plate storage and distribution centers, and two auto parts recycling warehouses.  PSC Metals, facilities are strategically located in high-volume scrap metal markets throughout the Midwestern and Southeastern United States, placing PSC Metals in proximity to both suppliers and consumers of scrap metals.  PSC Metals owns one recycling yard in Arkansas, one in Georgia, one in Illinois, two in Kentucky, seven in Missouri, eight in Ohio, two in Pennsylvania, and nine in Tennessee.   PSC Metals leases two recycling yards in Missouri, five in Ohio, and one in Tennessee, and is a service provider at a location in Pennsylvania.  PSC Metals owns plate storage facilities in Indiana and Michigan, and also leases a plate storage facility in Indiana. PSC Metals owns one auto recycling warehouse in Ohio and leases one in Ohio.   PSC Metals also owns a steel pipe products storage center in Smithville, Ontario, Canada.
PSC Metals' corporate headquarters is leased. In addition, PSC Metals has an administrative office located in Stoney Creek, Ontario, Canada.
Railcar
ARI's and ARL's headquarters are located in St. Charles, Missouri. ARI and ARL lease their facilities from an entity owned by Mr. James Unger, former Vice Chairman of ARI's board of directors and former member of ARL's executive committee, pursuant to lease agreements that expire December 31, 2021. ARI owns manufacturing facilities in Paragould Arkansas; Marmaduke, Arkansas; Jackson, Missouri; Kennett, Missouri; Longview, Texas; and leases one manufacturing facility in St. Charles, Missouri. As of December 31, 2014, ARI operates seven railcar services facilities and twelve mobile repair and mini repair shop facilities where it provides railcar repair and field services. Five of the railcar services facilities are owned and the remaining two are leased.
In addition to the corporate headquarters, ARL maintains four regional sales offices located through the United States and Canada, all of which are leased.
Gaming
Tropicana's corporate headquarters is located in Las Vegas, Nevada, which is leased office space, and currently owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The eight properties operated by Tropicana feature approximately 390,900 square feet of gaming space and 5,525 hotel rooms. The eight casino facilities Tropicana currently operates include two casinos in Nevada and one in each of Missouri, Mississippi, Indiana, Louisiana, New Jersey and Aruba.
Food Packaging
Viskase's headquarters is located in Darien, Illinois. In addition, Viskase operates nine manufacturing facilities and nine distribution centers throughout North America, Europe, South America and Asia.
Real Estate
Our Real Estate segment is headquartered in New York, New York. As of December 31, 2014, our Real Estate segment owned 29 retail, office and industrial properties, the majority of which are net leased to single corporate tenants. These primarily consist of fee and leasehold interests in 14 states. In terms of square footage, approximately 80% of these properties are net-leased, 15% are operating properties and 5% are vacant as of December 31, 2014.
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

Home Fashion
WPH is headquartered in New York, New York. WPH owns and operates a manufacturing and distribution facility in Chipley, Florida.  Through its wholly owned subsidiaries WPH owns and operates a manufacturing facility in Bahrain.   WPH owns office and store space in Valley, Alabama and Lumberton, North Carolina where it operates two outlet stores, and leases store space for a store in Chipley, Florida, and leases various additional office space
Investment and Holding Company
Icahn Capital LP, Icahn Enterprises and Icahn Enterprises Holdings are headquartered in New York, New York.

Item 3. Legal Proceedings.
We are, and will continue to be, subject to litigation from time to time in the ordinary course of our business. We also incorporate by reference into this Part I, Item 3 of this Report, the information regarding the lawsuits and proceedings described and referenced in Note 17, "Commitments and Contingencies," to our consolidated financial statements as set forth in Part II, Item 8 of this Report.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.
Market Information
Icahn Enterprises' depositary units are traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol “IEP.” The range of high and low sales prices for the depositary units on the NASDAQ Composite Tape for each quarter during 2014 and 2013 are as follows:

2014	High	Low
First Quarter	$117.80	$99.94
Second Quarter	104.06	90.76
Third Quarter	113.44	99.58
Fourth Quarter	107.93	90.77

2013	High	Low
First Quarter	$87.15	$47.80
Second Quarter	89.45	55.14
Third Quarter	83.27	71.05
Fourth Quarter	148.53	81.00
Holders of Record
As of December 31, 2014, there were approximately 2,450 record holders of Icahn Enterprises' depositary units including multiple beneficial holders at depositories, banks and brokers listed as a single record holder in the street name of each respective depository, bank or broker.
There were no repurchases of Icahn Enterprises' depositary units during 2014 or 2013.
Distributions
On February 11, 2013, we announced that the board of directors of our general partner approved a modification to our distribution policy to provide for an increase in the annual distribution from $1.40, comprised of $0.40 in cash and $1.00 in depositary units, to $4.00 per depositary unit, payable in either cash or additional depositary units, at the election of each depositary unitholder. On May 29, 2013, the board of directors of our general partner further modified our distribution policy to increase our annual distribution from $4.00 per depositary unit to $5.00 per depositary unit. Further, on March 3, 2014, the board of directors of our general partner announced an increase in our annualized distribution from $5.00 per depositary unit to $6.00 per depositary unit.
On February 20, 2015, the board of directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit, which will be paid on or about April 22, 2015 to depositary unitholders of record at the close of business on March 9, 2015. Depositary unitholders will have until April 2, 2015 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unitholders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 10 consecutive trading days ending April 17, 2015. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
During 2014, we declared four quarterly distributions aggregating $6.00 per depositary unit. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units; if a holder did not make an election, it was automatically deemed to have elected to receive the distributions in cash.
During 2013, we declared four quarterly distributions aggregating $4.50 per depositary unit. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units; if a holder did not make an election, it was automatically deemed to have elected to receive the distributions in cash.
The first three quarterly distributions declared in 2013 were paid in 2013 and the fourth quarterly distribution declared in 2013 was paid in January 2014. Therefore, during 2014, we distributed an aggregate of 7,203,105 of depositary units to those

Depositary unitholders who elected to receive such distributions in additional depositary units. In addition, during 2014 we paid $123 million to those Depositary unitholders who had elected to receive such distributions in cash. During 2013, we distributed 4,274,892 of depositary units to those Depositary unitholders who elected to receive such distributions in depositary units. In addition, during 2013 we paid $50 million to those Depositary unitholders who had elected to receive such distributions in cash.
During 2014 and 2013, Mr. Icahn and his affiliates elected to receive a majority of their proportionate share of these distributions in depositary units. Mr. Icahn and his affiliates owned approximately 88.4% of Icahn Enterprises' outstanding depositary units as of December 31, 2014. Mr. Icahn and his affiliates have indicated that it is their present intention to elect to continue to receive the increase in Icahn Enterprises’ cash distribution in additional depositary units for the foreseeable future.
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
As of February 26, 2015, there were 123,103,414 depositary units outstanding. Each depositary unitholder will be taxed on the unitholder's allocable share of Icahn Enterprises' taxable income.

Item 6. Selected Financial Data.
The following tables contain our selected historical consolidated financial data, which should be read in conjunction with our consolidated financial statements and the related notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K for the year ended December 31, 2014 (this "Report"). The selected financial data as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements at those dates and for those periods, contained elsewhere in this Report. The historical selected financial data as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2011 and 2010 have been derived from our audited consolidated financial statements at those dates and for those periods, not contained in this Report, as adjusted retrospectively for our acquisitions of a controlling interests in ARL, ARI and Viskase (each as defined elsewhere in this Report), which were accounted for as entities under common control and reported in our combined results on an as-if-pooling basis.
In 2010, we acquired a controlling interest in Tropicana, which has been consolidated as of November 15, 2010. In 2012, we acquired a controlling interest in CVR Energy Inc., which has been consolidated as of May 4, 2012. These significant acquisitions affect the comparability of our selected financial data presented below.

	Icahn Enterprises					Icahn Enterprises Holdings
	Year Ended December 31,					Year Ended December 31,
	2014	2013	2012	2011	2010	2014	2013	2012	2011	2010
	(in millions, except per unit data)					(in millions)
Statement of Operations Data:
Net sales	$18,072	$17,785	$14,574	$9,127	$7,822	$18,072	$17,785	$14,574	$9,127	$7,822
Other revenues from operations	1,250	988	951	933	394	1,250	988	951	933	394
Net (loss) gain from investment activities	(564)	1,694	343	1,905	814	(564)	1,694	343	1,905	814
(Loss) income from continuing operations	(529)	2,444	762	1,800	776	(528)	2,444	763	1,801	779
Loss from discontinued operations	—	—	—	—	(1)	—	—	—	—	(1)
Net (loss) income	(529)	2,444	762	1,800	775	(528)	2,444	763	1,801	778
Less: Net loss (income) attributable to non-controlling interests	156	(1,419)	(366)	(1,050)	(576)	156	(1,419)	(366)	(1,050)	(576)
Net (loss) income attributable to Icahn Enterprises/Icahn Enterprises Holdings	$(373)	$1,025	$396	$750	$199	$(372)	$1,025	$397	$751	$202
Net (loss) income attributable to Icahn Enterprises/Icahn Enterprises Holdings from:
Continuing operations	$(373)	$1,025	$396	$750	$200	$(372)	$1,025	$397	$751	$203
Discontinued operations	—	—	—	—	(1)	—	—	—	—	(1)
	$(373)	$1,025	$396	$750	$199	$(372)	$1,025	$397	$751	$202
Net (loss) income attributable to Icahn Enterprises/Icahn Enterprises Holdings allocable to:
Limited partners	$(366)	$1,005	$379	$735	$195	$(368)	$1,015	$384	$743	$200
General partner	(7)	20	17	15	4	(4)	10	13	8	2
	$(373)	$1,025	$396	$750	$199	$(372)	$1,025	$397	$751	$202
Basic (loss) income per LP Unit:
(Loss) income from continuing operations	$(3.08)	$9.14	$3.72	$8.35	$2.28
Loss from discontinued operations	0.00	0.00	0.00	0.00	(0.01)
Basic (loss) income per LP unit	$(3.08)	$9.14	$3.72	$8.35	$2.27
Basic weighted average LP units outstanding	119	110	102	88	86
Diluted (loss) income per LP unit:
(Loss) income from continuing operations	$(3.08)	$9.07	$3.72	$8.15	$2.27
Loss from discontinued operations	0.00	0.00	0.00	0.00	(0.01)
Diluted (loss) income per LP unit	$(3.08)	$9.07	$3.72	$8.15	$2.26
Diluted weighted average LP units outstanding	119	111	102	93	87

	Icahn Enterprises					Icahn Enterprises Holdings
	Year Ended December 31,					Year Ended December 31,
	2014	2013	2012	2011	2010	2014	2013	2012	2011	2010
	(in millions, except per unit data)					(in millions)
Other Financial Data:
EBITDA attributable to Icahn Enterprises/Icahn Enterprises Holdings(1)	$705	$1,804	$1,158	$1,459	$876	$705	$1,804	$1,158	$1,459	$877
Adjusted EBITDA attributable to Icahn Enterprises/Icahn Enterprises Holdings(1)	1,013	1,899	1,546	1,541	939	1,013	1,899	1,542	1,541	939
Cash distributions declared per LP unit	6.00	4.50	0.40	0.55	1.00

	Icahn Enterprises					Icahn Enterprises Holdings
	December 31,					December 31,
	2014	2013	2012	2011	2010	2014	2013	2012	2011	2010
	(in millions)					(in millions)
Balance Sheet Data:
Cash and cash equivalents	$2,912	$3,262	$3,108	$2,328	$2,988	$2,912	$3,262	$3,108	$2,328	$2,988
Investments	14,500	12,261	5,491	8,938	7,470	14,500	12,261	5,491	8,938	7,470
Property, plant and equipment, net	8,955	8,077	7,661	4,657	4,655	8,955	8,077	7,661	4,657	4,655
Total assets	35,780	31,745	25,932	24,368	21,885	35,803	31,761	25,946	24,379	21,894

Post-employment benefit liability	1,391	1,111	1,488	1,340	1,272	1,391	1,111	1,488	1,340	1,272
Debt	11,588	9,295	9,873	7,831	7,902	11,588	9,289	9,865	7,821	7,891
Equity attributable to Icahn Enterprises/Icahn Enterprises Holdings	5,443	6,092	4,669	3,755	3,183	5,466	6,114	4,691	3,776	3,203
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

	Icahn Enterprises					Icahn Enterprises Holdings
	Year Ended December 31,					Year Ended December 31,
	2014	2013	2012	2011	2010	2014	2013	2012	2011	2010
	(in millions)					(in millions)
Attributable to Icahn Enterprises/Icahn Enterprises Holdings:
Net (loss) income	$(373)	$1,025	$396	$750	$199	$(372)	$1,025	$397	$751	$202
Interest expense	614	464	456	373	338	613	464	455	372	336
Income tax expense (benefit)	(109)	(170)	(128)	27	11	(109)	(170)	(128)	27	11
Depreciation, depletion and amortization	573	485	434	309	328	573	485	434	309	328
EBITDA attributable to Icahn Enterprises/Icahn Enterprises Holdings	$705	$1,804	$1,158	$1,459	$876	$705	$1,804	$1,158	$1,459	$877
Impairment	$72	$14	$106	$58	$8	$72	$14	$106	$58	$8
Restructuring	67	41	25	9	12	67	41	25	9	12
Non-service cost of U.S. based pension	(6)	4	29	18	25	(6)	4	29	18	25
FIFO impact (favorable) unfavorable	94	(15)	58	—	—	94	(15)	58	—	—
OPEB curtailment gains	—	(15)	(40)	(1)	(22)	—	(15)	(40)	(1)	(22)
Certain share-based compensation expense	8	20	27	1	—	8	20	30	1	—
Major scheduled turnaround expense	5	—	88	—	—	5	—	88	—	—
Losses on divestitures	—	46	—	—	—	—	46	—	—	—
Net loss on extinguishment of debt	152	—	7	—	40	152	—	7	—	39
Unrealized (gain)/loss on certain derivatives	(41)	(43)	57	—	—	(41)	(43)	57	—	—
Other	(43)	43	31	(3)	—	(43)	43	24	(3)	—
Adjusted EBITDA attributable to Icahn Enterprises/Icahn Enterprises Holdings	$1,013	$1,899	$1,546	$1,541	$939	$1,013	$1,899	$1,542	$1,541	$939

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K for the year ended December 31, 2014 (this "Report").
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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 10, "Debt," to the consolidated financial statements, and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned 108,810,845, or approximately 88.4%, of Icahn Enterprises' outstanding depositary units as of December 31, 2014.
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
We used the proceeds from the issuance of the New Notes to refinance our 2010-2012 Notes (see Note 10, "Debt-Senior Unsecured Notes - Icahn Enterprises and Icahn Enterprises Holdings" for further discussion). As a result of this refinancing, we purchased $3,500 million aggregate principal of the 2010-2012 Notes and recognized a loss of $108 million on extinguishment of debt during the first quarter of 2014. The 2016 Notes and 2018 Notes comprising the 2010-2012 Notes were discharged in full on February 6, 2014.
On January 29, 2014, the Issuers closed on the sale of $1.35 billion aggregate principal amount of 5.875% Senior Notes due 2022 (the “2022 Notes”) pursuant to the purchase agreement, dated January 22, 2014 (the “ 2022 Notes Purchase Agreement”), by and among the Issuers, Icahn Enterprises Holdings, as guarantor, and Jefferies LLC, as initial purchaser (the “2022 Notes Purchaser”). The 2022 Notes were priced at 100.000% of their face amount.  The net proceeds from the sale of the 2022 Notes were approximately $1.34 billion after deducting the initial purchaser’s discount and commission and estimated fees and expenses related to the offering.  Interest on the 2022 Notes is payable on February 1 and August 1 of each year, and commenced August 1, 2014. The 2022 Notes Purchase Agreement contains customary representations, warranties and covenants of the parties and indemnification and contribution provisions whereby the Issuers and the Guarantor, on the one hand, and the 2022 Notes Purchaser, on the other, have agreed to indemnify each other against certain liabilities.

Results of Operations
Consolidated Financial Results
Overview
Our operating businesses are managed on a decentralized basis. Due to the structure of our business, we discuss the results of operations below by individual reportable segments. Refer to Note 3, “Operating Units,” to the consolidated financial statements for a description of each of our reporting segments and Note 13, "Segment and Geographic Reporting," for a reconciliation of each of our reporting segment's results of operations to our consolidated results.
The following table summarizes total revenues, net income (loss) and net income (loss) attributable to Icahn Enterprises for each of our reporting segments and our Holding Company for the years ended December 31, 2014, 2013 and 2012.

	Revenues			Net Income (Loss)			Net Income (Loss) Attributable to Icahn Enterprises
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012	2014	2013	2012
	(in millions)
Investment	$(218)	$2,031	$398	$(684)	$1,902	$372	$(305)	$812	$157
Automotive	7,324	6,876	6,677	(90)	263	(22)	(87)	250	(24)
Energy(1)	9,292	9,063	5,519	168	479	338	95	289	263
Metals	711	929	1,103	(25)	(28)	(58)	(25)	(28)	(58)
Railcar	809	744	799	188	139	92	122	30	29
Gaming	849	571	611	269	19	30	185	13	21
Food Packaging	346	346	341	9	43	6	6	32	4
Real Estate	101	85	88	22	17	19	22	17	19
Home Fashion	181	187	231	2	(16)	(27)	2	(16)	(27)
Holding Company	(238)	(150)	29	(388)	(374)	12	(388)	(374)	12
	$19,157	$20,682	$15,796	$(529)	$2,444	$762	$(373)	$1,025	$396

(1)	We consolidated CVR effective May 4, 2012.

Icahn Enterprises Holdings
Due to the structure of our business, the consolidated results of operations for Icahn Enterprises and Icahn Enterprises Holdings are substantially the same. Differences primarily relate to non-cash portions of interest expense, and are only reflected in the results of operations for our Holding Company. The following table summarizes total revenues, net income (loss) and net income (loss) attributable to Icahn Enterprises Holdings for our Holding Company and the consolidated totals with respect to Icahn Enterprises Holdings for the years ended December 31, 2014, 2013 and 2012.

	Revenues			Net Income (Loss)			Net Income (Loss) Attributable to Icahn Enterprises Holdings
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012	2014	2013	2012
	(in millions)
Holding Company	$(238)	$(150)	$29	$(387)	$(374)	$13	$(387)	$(374)	$13
Consolidated	$19,157	$20,682	$15,796	$(528)	$2,444	$763	$(372)	$1,025	$397

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
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. As of December 31, 2014 and 2013, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates was approximately $4.8 billion and $4.7 billion, respectively.
Our Interests in the Investment Funds
As of December 31, 2014 and 2013, we had investments with a fair market value of approximately $4.3 billion and $3.7 billion, respectively, in the Investment Funds.
Our share of the Investment Funds' net (losses) profits through our interests in the Investment Funds was $(305) million, $812 million, and $157 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Returns
The following table sets forth performance information for the Investment Funds for the comparative periods presented. These returns represent a weighted-average composite of the average returns, net of expenses for the Investment Funds.

	Returns
	Year Ended December 31,
	2014	2013	2012(1)
Investment Funds	-7.4%	30.8%	6.6%
Performance Attribution
The following table sets forth the performance attribution for the Investment Funds for the comparative periods presented.

	Performance Attribution
	Year Ended December 31,
	2014	2013	2012(1)
Long positions	11.4%	65.3%	22.3%
Short positions	-18.7%	-30.3%	-14.4%
Other	-0.1%	-4.2%	-1.3%
	-7.4%	30.8%	6.6%
(1) The Investments Funds' aggregate gross return would have been 20.2% if the Investment Funds had elected not to distribute shares of CVR to our subsidiary IEP Energy in 2012 and if additional purchases had been made by the Investment Funds instead of by Icahn Enterprises.
The Investment Funds' aggregate gross return was -7.4% for 2014, due to losses in their short equity exposure, primarily through broad market hedges, as well as other losses in long equity positions including energy.  These losses were offset in part by gains in long equity positions in a few of their largest core holdings.
The Investment Funds' aggregate gross return was 30.8% for 2013 primarily due to their long exposure to the equity markets by gains in long equity positions, primarily in a few of the largest core holdings. The Investment Funds' short equity exposure, including broad market hedges, was a negative contributor to performance as equity markets rallied in 2013.
The Investment Funds' aggregate gross return was 6.6% for 2012 primarily due to their long exposure to the equity markets that were primarily driven by certain core holdings, partially offset by losses due to defensive short positions.
Since inception in November 2004, the Investment Funds' gross return is 230.5%, representing an annualized rate of return of 12.5% through December 31, 2014.

Automotive

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Net sales	$7,317	$6,905	$6,664
Cost of goods sold	6,260	5,885	5,753
Gross margin	$1,057	$1,020	$911
Federal-Mogul's Annual Report on Form 10-K contains a detailed description of its business, products, industry, operating strategy and associated risks. Federal-Mogul's filings with the SEC are available on the SEC's website at www.sec.gov.
Federal-Mogul is a leading global supplier of a broad range of components, accessories and systems to the automotive, small engine, heavy-duty, marine, railroad, agricultural, off-road, aerospace and energy, industrial and transport markets, including customers in both the original equipment manufacturers and servicers (“OE”) market and the replacement market (“aftermarket”). Federal-Mogul’s customers include the world’s largest automotive OEs and major distributors and retailers in the independent aftermarket. Geographically, Federal-Mogul derived 36% of its net sales in the United States and 64% internationally during the year ended December 31, 2014. Federal-Mogul has operations in established markets including Australia, Belgium, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Morocco, Poland, Romania, Russia, South Africa and Thailand. The attendant risks of Federal-Mogul's international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.
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
On September 3, 2014, Federal-Mogul announced its plan to separate its Powertrain and Motorparts businesses into two independent, publicly-traded companies serving the global original equipment and aftermarket industries. The planned separation will be implemented through a tax-free distribution of Federal-Mogul’s Motorparts business to shareholders of Federal-Mogul Holdings Corporation. Completion of the transaction is subject to customary conditions, including among others, Federal-Mogul’s receipt of an IRS ruling or opinion of counsel to the effect that the distribution will qualify as a transaction that is generally tax-free for U.S. Federal Income tax purposes; as well as effectiveness of a Form 10 Registration Statement to be filed with the SEC.
On February 24, 2015, Federal-Mogul announced that it would defer the previously announced spin-off of its Motorparts business to allow for the integration of its recently completed brake component, chassis and valvetrain acquisitions and to recognize the benefits of the strategic initiatives in the Motorparts business.   As a result of the deferral and the recent closing of the acquisition of TRW Automotive Holdings Corp.'s valvetrain business, Federal-Mogul will commence a common stock rights offering to strengthen its balance sheet. Federal-Mogul’s board of directors intends to revisit the timing of the spin-off prior to year-end.  Meanwhile Federal-Mogul will continue to operate as two separate, independent businesses. No assurances can be given regarding the ultimate timing of the separation or that it will be consummated. See Note 18, "Subsequent Events - Automotive," for further discussion regarding the common stock rights offering.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Consolidated net sales increased for the year ended December 31, 2014 by $412 million (6.0%) as compared to the corresponding prior year period. Excluding dispositions of $119 million and unfavorable foreign currency impacts of $51 million, sales organically increased by $582 million or 9% on a constant dollar basis. This increase is driven by sales growth in the Powertrain business of $301 million (8%) and an increase in sales in the Motorparts business of $281 million (10%), driven by the Affinia chassis and the Honeywell brake component business acquisitions.
The Powertrain business' sales increase of $301 million is driven by an increase in sales volumes of $330 million, offset by customer price reductions of $29 million. This increase comes is attributable to higher sales volumes and market share gains across all regions of the world. In Europe, the Powertrain business sales increased by 6% compared to an increase in European light vehicle production of 4% and a decrease in commercial vehicle production of 9%. In North America, the Powertrain business sales increased by 9% compared to an increase in both light vehicle and commercial vehicle production of 5% and 12% respectively. In the rest of the world ("ROW"), as the Powertrain business' presence in the emerging light vehicle market continued to grow, its sales increased by 12%, compared to an increase in light vehicle production of 1% and a decline in commercial vehicle production of 2%. When taking into account the Powertrain business' regional and market mix, its sales therefore grew in excess of underlying market demand.
Net sales in the Motorparts business increased by $281 million (10%) primarily due to the Affinia chassis and the Honeywell brake component acquisitions. This increase was partially offset by a decrease in sales in North America of 2% primarily due to the exit of certain unprofitable business. In Europe, the sales of the Motorparts business decreased by 3% primarily due to a decrease in sales in the eastern Europe region. Sales in ROW increased by 4% driven by stronger aftermarket demand in the China and India.
Cost of products sold for the year ended December 31, 2014 increased by $375 million (6%) as compared to the corresponding prior year period. Including acquisitions, the increase in materials, labor and overhead as a direct result of external sales volumes/mix was $507 million. The impact from unfavorable productivity and Motorparts business' strategic initiatives and project costs of $38 million as well as an increase in depreciation of $26 million were partially offset by decreases due to dispositions of $119 million, savings in material costs of $34 million and foreign currency of $43 million.
Gross margin for the year ended December 31, 2014 increased by $37 million (4%) as compared to the corresponding prior year period. The favorable impact on margins due to external sales volumes/mix was $107 million, including acquisitions. Favorable materials and services sourcing savings of $34 million were offset in part by unfavorable customer pricing of $30 million, project costs and costs related to the Motorparts business' strategic initiatives of $27 million, increased depreciation of $26 million, unfavorable productivity of $11 million and unfavorable foreign currency impact of $8 million.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Consolidated net sales increased for the year ended December 31, 2013 by $241 million (4%) as compared to the corresponding prior year period. The increase included a favorable foreign currency impact of $25 million. Excluding sales directly related to the acquisition of the spark plug business from BorgWarner, Inc. ("BWA") of $43 million, sales from the European distribution agreement for ignition products of $112 million and reduced sales of $103 million associated with dispositions, sales organically increased by $164 million, which is net of $19 million from customer price decreases. This organic growth is comprised of the Powertrain business' sales increases of $203 million partially offset by the Motorparts business' sales decreases of $39 million.
Given the Powertrain business' weighted market presence in the light vehicle, commercial vehicle and industrial markets and the year-over-year changes in production rates for those markets, the expected Powertrain business' sales change would be negligible compared to the prior year. However, the Powertrain business' sales increased by 2%, excluding the impact on sales from the acquisition of the spark plug business from BWA , reflecting growth in excess of the underlying market. This was driven by an increase in sales in North America and ROW of 8% and 12%, respectively, partly offset by a decrease in sales in Europe of 3%.
In the Motorparts business, external sales volumes decreased by $39 million excluding the impact of sales from the European distribution agreement for ignition products of $112 million and reduced sales of $20 million associated with dispositions. This was primarily attributable to the decrease in sales in North America of 4%. This reflects the exit of selected non-strategic business contracts as well as a softening in the export business, mainly in Venezuela as a result of a tightening of exchange rate control in that country. However, this was partly offset by an increase in sales in the Motorparts business in Europe of 4% resulting from aftermarket volume gains and improved market conditions.
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

Energy

	Year Ended December 31,
	2014	2013	2012(1)
	(in millions)
Net Sales:
Petroleum	$8,829	$8,683	$5,519
Fertilizer	299	324	191
Eliminations	(19)	(21)	(7)
	$9,109	$8,986	$5,703

Cost of Goods Sold:
Petroleum	$8,584	$8,034	$4,741
Fertilizer	209	191	114
Eliminations	(19)	(21)	(7)
	$8,774	$8,204	$4,848

Gross Margin:
Petroleum	$245	$649	$778
Fertilizer	90	133	77
Eliminations	—	—	—
	$335	$782	$855
(1) For the period May 5, 2012 (date of acquisition of a controlling interest) through December 31, 2012.

The following table provides a reconciliation of our Energy segment's petroleum business' gross margin to refining margin and refining margin adjusted for FIFO impacts for the periods indicated:

	Year Ended December 31,
	2014	2013	2012(1)
	(in millions, except barrels metrics)
Net sales	$8,829	$8,683	$5,519
Cost of goods sold	8,584	8,034	4,741
Gross margin	245	649	778
Add back:
Direct operating expenses	416	362	309
Depreciation and amortization	155	146	92
Fair value inventory adjustment	—	—	23
Refining margin	816	1,157	1,202
FIFO impacts (favorable) unfavorable	161	(21)	71
Refining margin adjusted for FIFO impacts	$977	$1,136	$1,273

Gross margin per barrel	$3.42	$9.48	$18.37
Refining margin per barrel	11.38	16.90	28.40
Refining margin per barrel adjusted for FIFO impacts	13.62	16.59	30.08

Total crude oil throughput (barrels per day)	196,545	187,568	175,735
(1) For the period May 5, 2012 (date of acquisition of a controlling interest) through December 31, 2012.

CVR's Annual Report on Form 10-K contains a detailed description of its business, products, industry, operating strategy and associated risks. CVR's filings with the SEC are available on the SEC's website at www.sec.gov.
We acquired a controlling interest in CVR on May 4, 2012. CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces nitrogen fertilizers in the form of urea ammonium nitrate ("UAN") and ammonia. As of December 31, 2014, CVR owned 100% of the general partners of CVR Refining and CVR Partners and approximately 66% of the common units of CVR Refining and 53% of the common units of CVR Partners.
As of December 31, 2014, we owned 82.0% of the total outstanding common stock of CVR. In addition, as of December 31, 2014, Icahn Enterprises and Icahn Enterprises Holdings directly owned approximately 4.0% of the total outstanding common stock of CVR Refining.
Major Influences on Results of Operations
The earnings and cash flows of our Energy segment's petroleum business are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into refined products. The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depend on factors beyond its control, including the supply of and demand for crude oil, as well as gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. Because the petroleum business applies first-in, first-out ("FIFO") accounting to value its inventory, crude oil price movements may impact net income in the short term because of changes in the value of its unhedged on-hand inventory. The effect of changes in crude oil prices on our results of operations is influenced by the rate at which the prices of refined products adjust to reflect these changes.
The prices of crude oil and other feedstocks and refined product prices are also affected by other factors, such as product pipeline capacity, local market conditions and the operating levels of competing refineries. Crude oil costs and the prices of refined products have historically been subject to wide fluctuations. Widespread expansion or upgrades of competitors' facilities, price volatility, international political and economic developments and other factors are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined products, such as increases in the demand for gasoline during the summer driving season and for home heating oil during the winter, primarily in the Northeast. In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. The petroleum business is also subject to the EPA’s Renewable Fuel Standard ("RFS"), which requires it to either blend "renewable fuels" in with its transportation fuels or purchase renewable fuel credits, known as renewable identification numbers ("RINs"), in lieu of blending.
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
During 2013, the cost of RINs became extremely volatile as the EPA's proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). In November 2013, the EPA published the annual renewable fuel percentage standards for 2014, which acknowledged the blend wall and were generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 proposed mandate was published; however, RIN prices remained volatile and increased subsequently in 2014. In May 2014, the EPA lowered the 2013 cellulosic biofuel standard to 0.0005%, and, in June 2014, the EPA extended the compliance demonstration deadline for the 2013 RFS to September 30, 2014. In August 2014, the EPA further extended the compliance demonstration deadline for the 2013 RFS to 30 days following the publication of the final 2014 annual renewable fuel percentage standards. In November 2014, the EPA announced that it would not finalize the 2014 annual renewable fuel percentage standards before the end of 2014, thereby extending the compliance deadline for the 2013 RFS as well.
The cost of RINs for the years ended December 31, 2014 and 2013 and for the period May 5, 2012 through December 31, 2012 was approximately $127 million, $181 million and $14 million, respectively. The future cost of RINs for the petroleum business is difficult to estimate, particularly until such time that the 2014 renewable fuel percentage standards are finalized and the 2015 renewable fuel percentage standards are announced. Additionally, the cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at its refineries, all of which can vary significantly from quarter to quarter. Based upon recent market prices of RINs and current estimates related to the other variable factors, the petroleum business estimates that the total cost of RINs will be approximately $95 million to $170 million for the year ending December 31, 2015.
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
The petroleum business is significantly affected by developments in the markets in which it operates. For example, numerous pipeline projects in 2014 expanded the connectivity of the Cushing and Permian Basin markets to the gulf coast, resulting in a decrease in the domestic crude advantage. Additionally, in late 2014, market factors resulted in a rapid downward price adjustment in the oil and gas industry. The resultant spike in volatility continuing in 2015 has caused major adjustments in oil debt markets as well as announced and expected cuts in 2015 budgets in both North American shale and Canadian projects. The refining industry is directly impacted by these events and has seen a downward movement in refining margins as a result.
In order to assess the operating performance of the nitrogen fertilizer business, CVR calculates the product pricing at gate as an input to determine its operating margin. Product pricing at gate per ton represents net sales less freight revenue divided by product sales volume in tons. CVR believes product pricing at gate is a meaningful measure because it sells products at its plant gate and terminal locations' gates (sold gate) and delivered to the customer's designated delivery site (sold delivered). The relative percentage of sold gate versus sold delivered can change period to period. The product pricing at gate provides a measure that is consistently comparable period to period.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net sales for the petroleum business, before eliminations, for the year ended December 31, 2014 as compared to the corresponding prior year period increased by $146 million (2%), primarily due to higher overall sales volume largely offset by lower sales prices for gasoline and distillates. Sales volume increased by approximately 8% for the year ended December 31, 2014 as compared to the corresponding prior year period. Current year sales volumes were impacted by reduced crude oil throughput and production as a result of the Coffeyville refinery shutdown following the isomerization unit fire during the third quarter of 2014 and fluid catalytic cracking unit ("FCCU") outage at the Wynnewood refinery during the fourth quarter of 2014. Sales volumes for 2013 were impacted by downtime associated with the FCCU outage at the Coffeyville refinery during the third quarter of 2013. For the year ended December 31, 2014, CVR's petroleum business sold approximately 40.3 million and 34.9 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.53 and $2.81, respectively. For the year ended December 31, 2013, CVR's petroleum business sold approximately 37.8 million and 30.6 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.72 and $3.02, respectively.
Net sales for the fertilizer business, before eliminations, for the year ended December 31, 2014 as compared to the corresponding prior year period decreased by $25 million (8%), primarily due to lower UAN sales prices and ammonia sales volumes, partially offset by higher UAN sales volumes. For the year ended December 31, 2014, CVR sold 951,043 and 24,378 tons of UAN and ammonia, respectively, with a sales price of $288 and $536 per ton, respectively. For the year ended December 31, 2013, CVR sold 904,596 and 40,535 tons of UAN and ammonia, respectively, with sales price of $315 and $660 per ton, respectively. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 96.8%, 92.6% and 92.0%, respectively, for the year ended December 31, 2014 and 95.6%, 94.4% and 91.9%, respectively, for the year ended December 31, 2013.
Cost of goods sold for the petroleum business, before eliminations, for the year ended December 31, 2014 as compared to the corresponding prior year period increased by $550 million (7%), primarily due to an increase in cost of consumed oil and refined fuels purchased for resale. The average cost per barrel of crude oil consumed for the year ended December 31, 2014 was $92.57 compared to $95.05 for the comparable period of 2013, a decrease of approximately 3%. Sales volume of refined fuels increased by approximately 8%. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the year ended December 31, 2014 and 2013, the petroleum business had an unfavorable FIFO inventory impact of $161 million and a favorable FIFO inventory impact of $21 million, respectively. The major factor contributing to the unfavorable FIFO impact for the year ended December 31, 2014 was the decline in the market price of WTI from $95.44 at the beginning of 2014 to $53.27 on December 31, 2014. The FIFO inventory impact for 2014 includes a lower of cost or market write-down of $37 million, which was recorded in the fourth quarter as a result of the significant decline in the market price of crude oil.
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
Refining margin per barrel of crude oil throughput decreased to $11.38 for the year ended December 31, 2014 from $16.90 for the corresponding prior year period. Refining margin adjusted for FIFO impact was $13.62 per crude oil throughput barrel for the year ended December 31, 2014 as compared to $16.59 per crude oil throughput barrel for the corresponding prior year period. Gross margin per barrel decreased to $3.42 for the year ended December 31, 2014 as compared to gross margin per barrel of $9.48 in the corresponding prior year period. The decrease in refining margin and gross margin per barrel was primarily due to a decrease in sales price for gasoline and distillate. The average sales price for both gasoline and distillates declined approximately 7% for the year ended December 31, 2014 as compared to the corresponding prior year period.
The fertilizer business' cost of goods sold, before eliminations, for the year ended December 31, 2014 as compared to the corresponding prior year period increased by $18 million (9%), primarily due to increased distribution costs mostly due to the increase in railcar regulatory inspections and repairs as well as increased ammonia purchases, partially offset by lower freight and pet coke expenses. The increase in railcar regulatory inspections and repairs is related to a larger portion of the fertilizer business' fleet due for regulatory inspections and related repairs during the year ended December 31, 2014 as compared to the corresponding prior year period.
Year Ended December 31, 2013 Compared to the period May 5, 2012 through December 31, 2012
As noted above, we consolidated CVR effective May 4, 2012 and therefore, our Energy segment results for the year ended December 31, 2013 are not comparable to the prior year period.
Net sales, before eliminations, for CVR's petroleum business for the year ended December 31, 2013 and the period May 5, 2012 through December 31, 2012 was approximately $8.7 billion and $5.5 billion, respectively. For the year ended December 31, 2013, CVR's petroleum business sold 37.8 million and 30.6 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.72 and $3.02, respectively. The sales volumes for the year ended December 31, 2013 were impacted by the downtime associated with the fluid catalytic cracking unit outage at the Coffeyville refinery during the third quarter of 2013. For the period May 5, 2012 through December 31, 2012, CVR's petroleum business sold 23.8 million and 18.7 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.83 and $3.05, respectively.
Net sales, before eliminations, for the fertilizer business for the year ended December 31, 2013 was $324 million. For the year ended December 31, 2013, CVR sold 904,596 tons and 40,535 tons of UAN and ammonia, respectively, with a sales price of $315 and $660 per ton, respectively. The sales volume of UAN for the year ended December 31, 2013 benefited from the UAN expansion coming online during the first quarter of 2013. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 95.6%, 94.4% and 91.9%, respectively, for the year ended December 31, 2013. Excluding the impacts of the UAN expansion coming on-line, the planned downtime associated with the replacement of the damaged catalyst, the unplanned Linde air separation unit outages and the planned downtime associated with weather issues, the on-stream rates for the year ended December 31, 2013 for the gasification, ammonia and UAN units would have been 99.5%, 98.9% and 98.0%, respectively.
Net sales, before eliminations, for the fertilizer business for the period May 5, 2012 through December 31, 2012 was $191 million. For the period May 5, 2012 through December 31, 2012, CVR sold 416,873 and 82,475 tons of UAN and ammonia, respectively, with a sales price of $298 and $621, respectively. Ammonia sales for the period May 5, 2012 through December 31, 2012 benefited from milder weather allowing for an earlier planting season in 2012. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units continue to demonstrate their reliability with the units reporting 91.3%, 89.7% and 85.9%, respectively, on-stream for the period May 5, 2012 through December 31, 2012.
Cost of goods sold, before eliminations, for the petroleum business for the year ended December 31, 2013 and for the period May 5, 2012 through December 31, 2012 was approximately $8.0 billion and $4.7 billion, respectively.  Cost of goods sold for the petroleum business includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs, transportation distribution costs, costs associated with the actual operations of CVR's refineries (such costs are collectively referred to as "direct operating expenses") such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance and labor and environmental compliance costs. In addition, cost of goods sold includes depreciation and amortization. The petroleum business' average cost per barrel of crude oil consumed for the year ended December 31, 2013 and for the period May 5, 2012 through December 31, 2012 was $95.05 and $87.21, respectively. The impact of FIFO accounting also impacted cost of product sold during the year ended December 31, 2013 and the period May 5, 2012 through December 31, 2012. Under the petroleum business' FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of its crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the year ended December 31, 2013 and the period May 5, 2012 through December 31, 2012, the petroleum business had a (favorable) unfavorable FIFO inventory impact of approximately $(21) million and $71 million, respectively.
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
The fertilizer business' cost of goods sold, before eliminations, for the year ended December 31, 2013 and for the period May 5, 2012 through December 31, 2012 was $191 million and $114 million, respectively. Cost of goods sold for the fertilizer business is primarily comprised of pet coke expense, freight expense, distribution expense, direct operating expenses and depreciation and amortization.

Metals

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Net sales	$711	$929	$1,102
Cost of goods sold	728	948	1,116
Gross margin	$(17)	$(19)	$(14)
Summarized ferrous tons and non-ferrous pounds sold for 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in 000s)
Ferrous tons sold	1,209	1,444	1,592
Non-ferrous pounds sold	147,443	230,571	241,332
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the U.S. and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Net sales for the year ended December 31, 2014 decreased by $218 million (23)% compared to the prior year. The decrease was primarily driven by lower ferrous and non-ferrous shipment volumes and selling prices. Shipment volumes were lower in 2014 than in 2013 for all product lines except secondary plate, and average prices were lower for all product lines except brokerage.
Ferrous shipments decreased by 235,000 gross tons (16%) while average pricing was $4 per gross ton (1%) higher during the year ended December 31, 2014 as compared to the prior. The volume decrease was largely attributable to raw material shortages and transportation problems caused by severe weather conditions during the first quarter of 2014, to general material supply constraints, and to a poor export market that increased competition for limited domestic demand. The increase in average pricing for 2014 as compared to the prior year period was largely driven by higher market prices (4%) for ferrous scrap during the first nine months of 2014. A $50 per gross ton market price drop in the fourth quarter of 2014 reduced the full year-over-year price differential to 1% favorable. Non-ferrous shipment volumes decreased by 83,128,000 pounds (36%), primarily driven by lower shipments of aluminum products due to the exit from aluminum tolling activities at the end of the first quarter of 2014 and to a refocus of aluminum shredding capacity in 2014. Average selling prices for non-ferrous decreased $0.03 per pound (3%) due to lower market pricing.
Cost of goods sold for the year ended December 31, 2014 decreased by $220 million (23)% compared to the prior year. The decrease was primarily due to lower shipment volumes and lower material and processing costs. Gross margin as a percentage of net sales was a loss of 2% for each of the years ended December 31, 2014 and 2013, as margins continue to be negatively impacted by ongoing competitive pressure for shredder feedstock.
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

Railcar

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Net Sales/Other Revenues From Operations:
Manufacturing	$1,020	$864	$853
Railcar leasing	368	277	214
Railcar services	68	73	65
Eliminations	(666)	(475)	(346)
	$790	$739	$786
Cost of Goods Sold/Other Expenses From Operations:
Manufacturing	$749	$667	$690
Railcar leasing	154	131	117
Railcar services	55	54	51
Eliminations	(495)	(366)	(298)
	$463	$486	$560
Gross Margin:
Manufacturing	$271	$197	$163
Railcar leasing	214	146	97
Railcar services	13	19	14
Eliminations	(171)	(109)	(48)
	$327	$253	$226
We conduct our Railcar segment through our majority ownership interests in American Railcar Industries, Inc. ("ARI") and American Railcar Leasing, LLC ("ARL").
ARI's Annual Report on Form 10-K contains a detailed description of its business, products, industry, operating strategy and associated risks. ARI's filings with the SEC are available on the SEC's website at www.sec.gov.
The North American railcar market has been, and we expect it to continue to be, highly cyclical. The railcar market continues to experience high levels of demand with an industry backlog at its highest point in history. Heightened concerns surrounding the energy markets, given the recent decline in oil prices, as well as potential regulations related to tank railcars in the U.S. and Canada, have led to uncertainty in the railcar industry. As a result, certain customers may be delaying further inquiries for tank railcars for crude and ethanol service until the regulations are finalized. However, ARI continues to see inquiries for pressure tank railcars and general service tank railcars. Inquiries for hopper railcars servicing various commodities remain strong. Consistent with industry expectations, ARI believes strong demand for hopper railcars will continue for the next several quarters.
ARI currently anticipates that the proposed tank railcar regulations will be finalized in the U.S. and Canada during the second quarter of 2015. ARI believes its efforts to increase flexibility at its plants while it continues to focus on its core business of tank and hopper railcar manufacturing will position it to meet any increase in demand for new railcars, as well as retrofit and maintenance work to existing railcars, that may result from these new regulations. ARI cannot assure you of the scope, timing or impact of any potential regulatory change affecting the North American railcar industry or its business. Similarly, ARI cannot assure that hopper or tank railcar demand will continue at strong levels, that demand for any railcar types will improve, or that its railcar backlog, orders or shipments will track industry-wide trends.
Railcar shipments for the year ended December 31, 2014 were approximately 7,970 railcars, including approximately 5,230 railcars to leasing customers, as compared to 6,900 railcars for the prior year, of which approximately 3,960 railcars were to leasing customers. (Shipments of railcars for lease are included in manufacturing operations' net sales in the table above however they are eliminated from net sales in consolidation as they represent shipments to ARI's leasing business and ARL).
As of December 31, 2014, our Railcar segment had a backlog of approximately 11,730 railcars, including approximately 4,910 railcars for lease customers as compared to a backlog of approximately 8,560 railcars as of December 31, 2013, including approximately 3,570 railcars for lease customers.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Total manufacturing revenues, before elimination of railcar sales to our Railcar segment's leasing operations, for the year ended December 31, 2014 increased by $156 million (18%) over the comparable prior year period. The increase was primarily due to increased hopper railcar shipments and strong market conditions for tank railcars. Manufacturing revenues for the year ended December 31, 2014 include revenues of $641 million relating to railcars built for our Railcar segment's leasing operations, compared to $456 million for the comparable prior year period.
Gross margin from manufacturing operations, before eliminations relating to railcar sales to our Railcar segment's leasing operations, for the year ended December 31, 2014 was $271 million compared to $197 million for the comparable prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues was 27% for the year ended December 31, 2014 compared to 23% for the comparable prior year period. The improved margin was primarily due to ramped up production at our Railcar segment's hopper railcar manufacturing facility that created operating efficiencies and leveraged overhead costs. This is in addition to efficiencies that our Railcar segment continues to generate at its tank railcar manufacturing facility due to continued high production volumes.
Railcar leasing revenues increased for the year ended December 31, 2014 as compared to the corresponding prior year period due to an increase in number of railcars leased to customers and an increase in the average lease rate. Total railcars on lease at the end of 2014 were approximately 39,700 as compared to approximately 34,700 at the end of 2013.
Railcar services revenues decreased for the year ended December 31, 2014 as compared the corresponding prior year period primarily due to certain repair projects being performed at our Railcar segment's hopper railcar manufacturing facility during 2013 that did not continue into 2014. In 2014, production of hopper railcars has ramped up due to increased demand, thus these repair projects are no longer being performed at our Railcar segment's manufacturing facilities.
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
Gross margin from manufacturing operations, before eliminations relating to railcar sales to our Railcar segment's leasing operations, for the year ended December 31, 2013 was $197 million compared to $163 million for the comparable prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues was 23% for the year ended December 31, 2013 compared to 19% for the comparable prior year period. The increase in gross margin percentage over the respective periods was primarily due to improved general market conditions, a shift in the sales mix to a higher concentration of tank railcars and increased operating leverage and efficiencies.

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
Current economic conditions continue to adversely impact Tropicana and the gaming industry as a whole. Tropicana believes its guests have reduced their discretionary spending as a result of uncertainty and instability relating to employment and the investment and housing markets. While general economic conditions have modestly improved, we cannot assure that they will continue to improve or will not worsen in the future.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Casino revenues are one of Tropicana's main performance indicators and account for a significant portion of its net revenues. The increase in casino revenues for the year ended December 31, 2014 as compared to the comparable prior year period was primarily due to an increase in consolidated gaming volumes of 25.9%, primarily due to the Lumière acquisition on April 1, 2014, coupled with higher gaming volumes at Tropicana Casino and Resort, Atlantic City ("Tropicana AC"). Tropicana's slot hold percentage was 9.5% and 9.4% for the years ended December 31, 2014 and 2013, respectively. Tropicana's table game hold percentage was 17.6% and 14.2% for the years ended December 31, 2014 and 2013, respectively.
Net revenues from Tropicana AC comprise approximately 40% and 43% of our Gaming segment's net revenues for the year ended December 31, 2014 and 2013, respectively. Tropicana AC casino revenues increased for the year ended December 31, 2014 as compared to the corresponding prior year period as a result of increased customer volumes due, in part, to the closure of one of Tropicana AC's competitors in Atlantic City in January 2014. In addition, during the third quarter of 2014, three additional competitors ceased operations in Atlantic City. Based on market data, the Atlantic City market experienced year over year declines in casino win of 8.5% and 6.2% for the year ended December 31, 2014 and 2013, respectively. In addition, Tropicana AC casino revenues increased primarily due to 17.9% higher slot volumes and 4.3 percentage point increase in the table hold percentage, partially offset by 16.0% lower table game volumes, including lower volumes of high-end play for the year ended December 31, 2014. Internet gaming, which commenced in November 2013, also contributed to the increase in casino revenues.
Revenues from rooms increased for the year ended December 31, 2014 as compared to the corresponding prior year period, primarily due to the acquisition of the Lumière in April 2014. The average daily room rate and occupancy rate across all of Tropicana's gaming properties were $79 and 66%, respectively, for the year ended December 31, 2014 as compared to $69 and 60%, respectively, for the comparable prior year period.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
The decrease in casino revenues for the December 31, 2013 as compared to the comparable prior year period was primarily due to a 7.6% decrease in consolidated gaming volumes, primarily due to lower gaming volumes at Tropicana AC and Baton Rouge. Tropicana's slot hold percentage was 9.4% and 9.2% for the years ended December 31, 2013 and 2012, respectively. Tropicana's table game hold percentage was 14.2% and 14.3% for the years ended December 31, 2013 and 2012, respectively.
Net revenues from Tropicana AC comprise approximately 43% of Tropicana's total net revenues for each of the years ended December 31, 2013 and 2012. Based on market data, the Atlantic City market experienced year over year declines in casino win of 6.2% and 8.0% for the years ended December 31, 2013 and 2012, respectively. Tropicana AC's gaming results were negatively impacted by lower table games and slot volumes primarily due to the increased competition coupled with the lingering effects of Super Storm Sandy which occurred in late October 2012. Although Tropicana AC did not suffer any significant damage, the severity of the property damage to a large portion of the Atlantic City feeder markets resulted in long term business interruption.
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
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Net sales for the year ended December 31, 2014 decreased by $6 million (2%) compared to the prior year. The decrease in net sales was due to $4 million attributable to sales volume and $2 million attributable to foreign currency translation.
Cost of goods sold for the year ended December 31, 2014 decreased by $10 million (4%) as compared to the prior year. While cost of goods sold decreased primarily due to sales volume, gross margin as a percent of net sales was 25% and 23% for 2014 and 2013, respectively. The improvement in the gross margin as a percent of net sales over the comparable period was due to improved plant performance.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Net sales for the year ended December 31, 2013 increased by $28 million (8%) compared to the prior year. The increase in net sales was due to an increase of $26 million attributable to sales volume and $3 million attributable to price and product mix, offset in part by $1 million attributable to foreign currency translation.
Cost of goods sold for the year ended December 31, 2013 increased by $22 million (8%) as compared to the prior year. While cost of goods sold increased primarily due to sales volume, gross margin as a percent of net sales was 23% for both 2013 and 2012.

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
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Revenues from our real estate operations for each of the years ended December 31, 2014 and 2013 are substantially derived from our resort and rental operations. Revenues from sales of residential units in our real estate development operations represent 15% and less than 5% of total Real Estate revenues for the years ended December 31, 2014 and 2013, respectively.
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
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Net sales for 2014 decreased by $8 million (4%) compared to 2013. The decrease was primarily due to reduction in sales volume in certain low margin programs. Cost of goods sold for 2014 decreased by $9 million (6%) compared to 2013. The decrease was primarily due to lower sales volume. Gross margin for 2014 increased by $1 million (4%) compared to 2013.

Gross margin as a percentage of net sales was 14% for 2014 as compared to 12% for 2013. The improvement was primarily due to higher margins on more profitable programs and customers.
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

Holding Company
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Net loss from investment activities was $137 million for the year ended December 31, 2014 as compared to $158 million for the corresponding prior year period. The net loss from investment activities for the year ended December 31, 2014 and 2013 include realized and unrealized losses from certain derivative swaps that were assigned to the Holding Company from the Investment segment during August 2013. These derivative swaps were closed out during the third quarter of 2014. See Note 7, "Financial Instruments - Investment Segment and Holding Company," for further discussion. In addition, there were unrealized losses related to other securities held by the Holding Company.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Net (loss) gain from investment activities were $(158) million and $27 million for the years ended December 31, 2013 and 2012. The net loss from investment for 2013 was primarily due to unrealized losses from certain swaps that were assigned to the Holding Company from the Investment segment during August 2013. See Note 7, "Financial Instruments - Investment Segment and Holding Company," for further discussion. The net gain for 2012 was primarily due to net unrealized gains related to certain investments held by the Holding Company.

Other Consolidated Results of Operations
Other Income (Loss), Net
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Our consolidated other income (loss), net for the year ended December 31, 2014 and 2013 was $182 million and $21 million, respectively. Included in our consolidated other income (loss), net are gains and losses related to certain of our derivatives and loss on extinguishment of debt. See Note 7, "Financial Instruments," and Note 16, "Other Income (Loss), Net," to the consolidated financial statements for further discussion.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Our consolidated other income (loss), net for the year ended December 31, 2013 and 2012 was $21 million and $(175) million, respectively. Included in our consolidated other income (loss), net are gains and losses related to certain of our derivatives. See Note 7, "Financial Instruments," and Note 16, "Other Income (Loss), Net," to the consolidated financial statements for further discussion.
Selling, General and Administrative
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Our consolidated SG&A for the year ended December 31, 2014 increased by $208 million (15%) as compared to the comparable prior year period. The increase was primarily due to an increase of $89 million from our Gaming segment primarily due to inclusion of the Lumière acquisition during the second quarter of 2014, $76 million from our Automotive segment primarily due to the recognition of an OPEB curtailment gain during the second quarter of 2013 (which reduced SG&A in 2013), and the inclusion of the Affinia and Honeywell Acquisitions during the second quarter and third quarter of 2014, respectively, and an increase of $48 million from our Investment segment due to higher compensation expense attributable to a certain fund performance.
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
Restructuring
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Our consolidated restructuring costs were $84 million and $50 million for the year ended December 31, 2014 and 2013, respectively, which were primarily attributable to our Automotive segment in each of the respective periods as discussed below.
Federal-Mogul has approved and initiated restructuring activities as a part of a broader initiative to improve operating performance and reduce costs. As such, Federal-Mogul will continue to evaluate its activities and opportunities to align its business with its executive management's strategy. The total expected cost for certain restructuring programs that commenced in the first quarter of 2013 is $134 million, of which $127 million pertains to employee costs and $7 million pertains to facility closure and other exit costs. In connection with these restructuring programs, Federal-Mogul recorded $82 million and $39 million in charges for the year ended December 31, 2014 and 2013, respectively, substantially all of which pertain to employee costs, with an estimated future additional restructuring cost of $13 million, all of which pertain to employee costs.
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
Federal-Mogul has approved and initiated restructuring activities as a part of a broader initiative to improve operating performance and reduce costs. As such, Federal-Mogul will continue to evaluate its activities and opportunities to align its business with its executive management's strategy.
Impairment
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Our consolidated impairment for the year ended December 31, 2014 increased by $119 million (744%) as compared to the corresponding prior year period. The increase was primarily due to impairment of goodwill by our Energy segment of $103 million during the year ended December 31, 2014. See Note 6, "Fair Value Measurements," and Note 8, "Goodwill and Intangible Assets, Net - Energy," for further discussion.
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
Interest Expense
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Interest expense for both Icahn Enterprises and Icahn Enterprises Holdings during 2014 increased by $287 million (51%) as compared the corresponding prior year period. The increase was primarily due to higher interest expense from our Investment segment attributable to due to broker balances, higher interest expense from our Automotive segment due to refinancing of its term loans in April 2014, higher interest expense from our Railcar segment due to higher debt balances over the respective periods, offset in part by lower interest expense from our Energy segment due to overall lower interest rate on outstanding debt balances and higher capitalized interest, lower interest expense from our Food Packaging segment due to lower interest rate on outstanding debt balances and lower interest on debt refinancing from the Holding Company during the first quarter of 2014.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Interest expense for both Icahn Enterprises and Icahn Enterprises Holdings during 2013 increased by $12 million (2%) compared to the corresponding prior year period. The decrease was primarily due to lower interest expense incurred by our

Automotive segment as a result of the expiration of certain interest swaps during the first quarter of 2013, lower interest expense incurred by our Railcar segment as a result of a lower interest rate secured on its lease fleet financing and lower average debt balance due to the voluntary early redemption of its senior unsecured notes, offset in part higher interest expense incurred on certain Holding Company debt issued during the third quarter of 2012 and net higher interest rate incurred on certain debt issued in the third quarter of 2013 (our variable rate notes matured on August 15, 2013), the inclusion of interest expense related to CVR's debt effective May 4, 2012 and higher interest expense incurred by our Investment segment attributable to due to higher broker balances.
Income Tax Expense
In September 2013, the Treasury Department and the Internal Revenue Service released final regulations that provided guidance on the application of IRC Section 263(a) for amounts paid to acquire, produce, or improve tangible property, as well as the rules for materials and supplies and proposed regulations addressing dispositions and general asset accounts.  The final regulations are generally effective for tax years beginning on or after January 1, 2014.  We are currently evaluating the impact of these new regulations and do not expect them to have a material impact to our consolidated financial statements.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
For 2014, Icahn Enterprises recorded an income tax benefit of $103 million on pre-tax loss of $632 million compared to an income tax benefit of $118 million on pre-tax income of approximately $2.3 billion for 2013. Icahn Enterprises' effective income tax rate was 16.3% and 5.1% for 2014 and 2013, respectively.
For 2014, Icahn Enterprises Holdings recorded an income tax benefit of $103 million on pre-tax loss of $631 million compared to an income tax benefit of $118 million on pre-tax income of approximately $2.3 billion for 2013. Icahn Enterprises Holdings' effective income tax rate was 16.3% and (5.1)% for 2014 and 2013, respectively.
The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in valuation allowances and partnership income not subject to taxation, as such taxes are the responsibility of the partners.
For 2014, Icahn Enterprises and Icahn Enterprises Holdings recognized a deferred tax benefit on its pre-tax loss primarily due to income tax benefits recorded on a release of valuation allowance on the deferred tax assets in our Gaming segment of $196 million.
Our Gaming segment has federal net operating loss ("NOL") carryforwards pursuant to the purchase of Adamar of New Jersey, Inc. (“Adamar”). Internal Revenue Code Section 382 (“Code 382”) places certain limitations on the annual amount of NOL carryforwards that can be utilized when a change of ownership occurs. Our Gaming segment believes its purchase of Adamar was a change in ownership pursuant to Code 382. As a result of the annual limitation, the NOL carryforward amount available to be used in future periods is $161 million and will begin to expire in the year 2028 and forward. As of March 8, 2010, Tropicana had various net deferred tax assets made up primarily of the expected future tax benefit of net operating loss carryforwards and excess tax basis not yet deductible for tax purposes. A valuation allowance was provided in full against these net deferred tax assets upon emergence from bankruptcy. During the year ended December 31, 2014, our Gaming segment reversed the valuation allowance related to the net deferred tax assets by $196 million. The reduction in the valuation allowance is a result of our Gaming segment analyzing all positive and negative evidence and concluding that it is more likely than not to realize the benefit of this portion of its net deferred tax assets. The reduction in the valuation allowance was recorded as an income tax benefit during the year ended December 31, 2014.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
For 2013, Icahn Enterprises recorded an income tax benefit of $118 million on pre-tax income of approximately $2.3 billion compared to an income tax expense of $81 million on pre-tax income of $681 million for 2012. Icahn Enterprises' effective income tax rate was (5.1)% and (11.9)% for 2013 and 2012, respectively.
For 2013, Icahn Enterprises Holdings recorded an income tax benefit of $118 million on pre-tax income of approximately $2.3 billion compared to an income tax expense of $81 million on pre-tax income of $682 million for 2012. Icahn Enterprises' effective income tax rate was (5.1)% and (11.9)% for 2013 and 2012, respectively.
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

Liquidity and Capital Resources
Holding Company
As of December 31, 2014, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $4.3 billion. As of December 31, 2014, our Holding Company had cash and cash equivalents of approximately $1.1 billion and total debt of approximately $5.5 billion.
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
As of December 31, 2014 based on covenants in the indenture governing our senior notes, we could incur approximately $930 million in additional indebtedness. See Note 10, “Debt,” to the consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.
CVR Dividends and CVR Refining Distributions
On January 24, 2013, the board of directors of CVR adopted a quarterly cash dividend policy. CVR began paying regular quarterly dividends in the second quarter of 2013. Dividends are subject to change at the discretion of CVR's board of directors and may change from quarter to quarter. As we currently own approximately 82.0% of the common shares of CVR, the majority of CVR's dividend will directly upstream to us. For the years ended December 31, 2014 and 2013, we received an aggregate of $374 million and approximately $1.0 billion, respectively, in dividends from CVR and distributions from CVR Refining, including one special dividend during 2014 and two special dividends during 2013 from CVR, as discussed below. Subsequent to December 31, 2014, CVR and CVR Refining declared a quarterly dividend/distribution which will result in an additional aggregate $38 million in dividends/distributions paid to us in the first quarter of 2015.
Distributions on Depositary Units
On February 11, 2013, we announced that the board of directors of our general partner approved a modification to our distribution policy to provide for an increase in the annual distribution from $1.40, comprised of $0.40 in cash and $1.00 in depositary units, to $4.00 per depositary unit, payable in either cash or additional depositary units, at the election of each depositary unitholder. On May 29, 2013, the board of directors of our general partner further modified our distribution policy to increase our annual distribution from $4.00 per depositary unit to $5.00 per depositary unit. Further, on March 3, 2014, the board of directors of our general partner announced an increase in our annualized distribution from $5.00 per depositary unit to $6.00 per depositary unit.
On February 20, 2015, the board of directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit, which will be paid on or about April 22, 2015 to depositary unitholders of record at the close of business on March 9, 2015. Depositary unitholders will have until April 2, 2015 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unitholders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 10 consecutive trading days ending April 17, 2015. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
During 2014, we declared four quarterly distributions aggregating $6.00 per depositary unit. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units; if a holder did not make an election, it was automatically deemed to have elected to receive the distributions in cash. All four distributions declared in 2014 were paid in 2014. Additionally, the fourth quarterly distribution declared in 2013 was paid in January 2014. Therefore, during 2014, we distributed and aggregate 7,203,105 of depositary units to those Depositary unitholders who elected to receive such distributions in additional depositary units. In addition, during 2014 we paid $123 million to those Depositary unitholders who had elected to receive such distributions in cash.
During 2014, Mr. Icahn and his affiliates elected to receive a majority of their proportionate share of these distributions in depositary units. Mr. Icahn and his affiliates owned approximately 88.4% of Icahn Enterprises' outstanding depositary units as of December 31, 2014. Mr. Icahn and his affiliates have indicated that it is their present intention to elect to continue to receive the increase in Icahn Enterprises’ cash distribution in additional depositary units for the foreseeable future.
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
Debt Offerings
As discussed elsewhere in this Report, on January 21, 2014, the Issuers closed on their sale of $3.65 billion in aggregate principal amount of their New Notes. We used the proceeds from the issuance of the Initial New Notes to refinance our 2016 and 2018 Notes. See Note 10, "Debt-Senior Unsecured Notes - Icahn Enterprises and Icahn Enterprises Holdings" for further discussion regarding our 2016 and 2018 Notes. As a result of this refinancing, we purchased $3,500 million aggregate principal of the 2016 and 2018 Notes and recognized a loss of approximately $108 million on extinguishment of debt during the first quarter of 2014. The 2016 Notes and 2018 Notes were discharged in full on February 6, 2014.
As discussed elsewhere in this Report, on January 29, 2014, the Issuers closed on the sale of $1.350 billion aggregate principal amount of the 2022 Notes. The net proceeds from the sale of the 2022 Notes were approximately $1.340 billion after deducting the initial purchaser’s discount and commission and estimated fees and expenses related to the offering.

Borrowings
Debt consists of the following:

	Icahn Enterprises		Icahn Enterprises Holdings
	December 31,		December 31,
	2014	2013	2014	2013
	(in millions)		(in millions)
5.875% senior unsecured notes due 2022 - Icahn Enterprises/Icahn Enterprises Holdings	$1,337	$—	$1,337	$—
6% senior unsecured notes due 2020 - Icahn Enterprises/Icahn Enterprises Holdings	1,708	493	1,708	493
4.875% senior unsecured notes due 2019 - Icahn Enterprises/Icahn Enterprises Holdings	1,270	—	1,270	—
8% senior unsecured notes due 2018 - Icahn Enterprises/Icahn Enterprises Holdings	—	2,473	—	2,470
3.50% senior unsecured notes due 2017 - Icahn Enterprises/Icahn Enterprises Holdings	1,171	—	1,171	—
7.75% senior unsecured notes due 2016 - Icahn Enterprises/Icahn Enterprises Holdings	—	1,050	—	1,047
Debt facilities - Automotive	2,584	2,494	2,584	2,494
Debt and credit facilities - Energy	625	625	625	625
Debt and credit facilities - Railcar	2,133	1,448	2,133	1,448
Credit facilities - Gaming	295	298	295	298
Senior secured notes and revolving credit facility - Food Packaging	272	215	272	215
Mortgages payable - Real Estate	31	49	31	49
Other	162	150	162	150
	$11,588	$9,295	$11,588	$9,289

See Note 10, “Debt,” to the consolidated financial statements contained elsewhere in this Report for additional information concerning terms, restrictions and covenants of our debt. As of December 31, 2014, we are in compliance with all debt covenants.

Contractual Commitments and Contingencies
The following table reflects, at December 31, 2014, our contractual cash obligations, subject to certain conditions, due over the indicated periods:

	2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
Debt obligations	$400	$493	$1,293	$823	$1,593	$6,959	$11,561
Capital lease obligations	2	3	2	2	2	41	52
Interest payments	545	523	490	466	399	717	3,140
Pension and other post-employment benefit plans	139	91	89	76	70	350	815
Operating lease obligations	75	69	55	41	34	129	403
Purchase obligations	163	109	107	106	105	718	1,308
Letters of credit	62	—	—	—	—	—	62
Other(1)	653	—	—	—	—	—	653
Total	$2,039	$1,288	$2,036	$1,514	$2,203	$8,914	$17,994

(1)Includes amount related to Federal-Mogul's acquisition of certain business assets of the TRW Automotive Holdings Corp.'s engine components business for $313 million and Icahn Enterprises' acquisition of Uni-Select USA for $340 million. These transactions are expected to close during 2015, although we and Federal-Mogul can make no assurances that the acquisitions will be consummated in a timely manner, if at all. See Note 18, "Subsequent Events," to the consolidated financial statements for further discussions regarding these acquisitions.
In addition to the amounts in the table above, our Energy segment has $27 million in standby letters of credit to secure transportation services for crude oil.
As further discussed in Note 18, "Subsequent Events - Railcar," to the consolidated financial statements, a certain subsidiary of ARI completed a private placement of $626 million in aggregate principal amount of notes in January 2015. The contractual commitment table above excludes this transaction.
Certain of PSC Metals' and Federal-Mogul's facilities are environmentally impaired. PSC Metals and Federal-Mogul have estimated their liability to remediate these sites to be $28 million and $15 million, respectively, at December 31, 2014. Additionally, Federal-Mogul has identified sites with contractual obligations and sites that are closed or expected to be closed and sold in connection with its restructuring activities and has accrued $24 million as of December 31, 2014, primarily related to removing hazardous materials in buildings. For further discussion regarding these commitments, among others, see Note 17, “Commitments and Contingencies,” to the consolidated financial statements.
As discussed in Note 5, “Investments and Related Matters,” to the consolidated financial statements, we have contractual liabilities of approximately $337 million related to securities sold, not yet purchased as of December 31, 2014. This amount has not been included in the table above as their maturity is not subject to a contract and cannot be properly estimated.
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

Consolidated Cash Flows
The following table summarizes cash flow information for the year ended December 31, 2014 and cash and cash equivalents as of December 31, 2014 for each of Icahn Enterprises' operating segments and the Holding Company:

	Year Ended December 31, 2014			December 31, 2014
	Net Cash (Used In) Provided By			Cash and Cash Equivalents
	Operating Activities	Investing Activities	Financing Activities
	(in millions)
Investment	$(1,505)	$—	$500	$2
Automotive	278	(735)	35	332
Energy	685	(296)	(58)	754
Metals	25	(40)	—	19
Railcar	290	(575)	269	412
Gaming	141	(301)	(3)	196
Food Packaging	14	(23)	42	39
Real Estate	48	8	(19)	24
Home Fashion	(4)	6	—	11
Holding Company	(362)	(1)	1,241	1,123
	$(390)	$(1,957)	$2,007	$2,912

The consolidated cash flows of Icahn Enterprises Holdings and Icahn Enterprises are substantially the same. The minor differences between Icahn Enterprises Holdings' and Icahn Enterprises' consolidated statements of cash flows primarily relate to non-cash charges for interest expense which is presented in net cash flows used in operating activities. Therefore, we discuss only the consolidated cash flows of Icahn Enterprises below.
Operating Activities
Net cash used in operating activities for 2014 of $390 million was primarily attributable to our Investment segment and the Holding Company, offset in part by our Energy, Automotive and Railcar segments. Our Investment segment had net cash used in operating activities of $1.5 billion primarily relating to its investment transactions. Additionally, our Holding Company had net cash used in operating activities of $362 million primarily due to the payments of interest expense on its debt.
Our Investment segment's and Holding Company's combined net cash used in operating activities of approximately $1.9 billion was offset in part by our remaining segments' aggregate net cash provided from operating activities of approximately $1.5 billion, which was primarily due to earnings after adjusting for non-cash charges for depreciation and amortization, impairment, losses on extinguishment of debt and deferred income taxes.
Investing Activities
Net cash used in investing activities for 2014 of approximately $2.0 billion was primarily due to consolidated capital expenditures of approximately $1.4 billion, of which $626 million was related to our Railcar segment, $418 million was related to our Automotive segment and $218 million was related to our Energy segment. Capital expenditures for our Railcar segment for 2014 included $601 million for manufacturing railcars for lease to others, which are included in property, plant and equipment, net in our consolidated balance sheets.
Additionally, during 2014, our gaming segment acquired Lumière for $237 million, net of cash acquired and our Automotive segment had several acquisitions of businesses, including the Affinia and Honeywell acquisitions, for an aggregate of $321 million, net of cash acquired.
Financing Activities
Net cash provided by financing activities for 2014 of approximately $2.0 billion was primarily attributable to certain debt refinancing activities of the Holding Company, resulting in net proceeds of approximately $1.4 billion, coupled with aggregate net proceeds of $786 million from certain debt refinancing activities at our Railcar, Food Packaging and Automotive segments.

In addition, a non-consolidated affiliate of Mr. Icahn invested $500 million in the Investment Funds. These were offset in part by $381 paid to an affiliate of Mr. Icahn in connection with our purchase of a 75% economic interest in ARL.
During 2014, we paid dividends and distributions to non-controlling interests in certain of our subsidiaries of $642 million, primarily within our Energy segment, as well as distributions to our unitholders of $125 million.

Discussion of Segment Liquidity and Capital Resources
Investment
As of December 31, 2014, the Investment Funds' net notional exposure was 14%. The Investment Funds' long exposure was 160% (152% long equity and 8% long credit) and the Investment Funds' short exposure was 146% (129% short equity and 17% short credit).  The notional exposure represents the ratio of the notional exposure of the Investment Funds' invested capital to the net asset value of the Investment Funds at December 31, 2014.
Of our long exposure of 160%, the fair value of our long positions (with certain adjustments) represented 154% of our long exposure. The notional value of our long derivative positions, which primarily included single name equity and credit default swaps and OTC option contracts, represented 6% of our long exposure.
Of our short exposure of 146%, the fair value of our short positions represented 4% of our short exposure. The notional value of our short derivative positions, which primarily included short credit default swap contracts and short broad market index swap derivative positions, represented 142% of our short exposure.
With respect to both our long positions that are not notionalized (154% long) and our short positions that are not notionalized (4% short), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents. Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.
With respect to the notional value of our short derivative swap positions (142% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at year end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.
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
Advances under the Federal-Mogul Replacement Revolving Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate (as defined in the Federal-Mogul Credit Agreement) plus an adjustable margin of 0.50% to 1.00% based on the average monthly availability under the Federal-Mogul Replacement Revolving Facility or (ii) Adjusted LIBOR Rate (as defined in the Federal-Mogul Credit Agreement) plus a margin of 1.50% to 2.00%based on the average monthly availability under the Federal-Mogul Replacement Revolving Facility. An unused commitment fee of 0.375% also is payable under the terms of the Federal-Mogul Replacement Revolving Facility.

Amendment to Credit Agreement
On April 15, 2014, Federal-Mogul entered into a new tranche B term loan facility (the “New Tranche B Facility”) and a new tranche C term loan facility (the “New Tranche C Facility,” and together with the New Tranche B Facility, the “New Federal-Mogul Term Facilities”), which were arranged by Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC (the "Term Arrangers"), and assumed all of the obligations of Federal-Mogul Corporation with respect to the Federal-Mogul Replacement Revolving Facility. The New Federal-Mogul Term Facilities were entered into, and the Federal-Mogul Replacement Revolving Facility was assumed, by Federal-Mogul Holdings Corporation, pursuant to an amendment dated as of April 15, 2014 to the previously existing Term Loan and Federal-Mogul Credit Agreement dated December 27, 2007 among Federal-Mogul Corporation, the lenders party thereto (listed below), Citibank, N.A., as Revolving Administrative Agent, Citibank, N.A., as Tranche B Term Administrative Agent, Credit Suisse AG, as Tranche C Term Administrative Agent, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners with respect to the Federal-Mogul Credit Agreement and Wells Fargo Bank, N.A., as sole Documentation Agent with respect to the Federal-Mogul Credit Agreement. Immediately following the closing of the New Federal-Mogul Term Facilities, Federal-Mogul Holdings Corporation contributed all of the net proceeds from the New Facilities to Federal-Mogul Corporation, and Federal-Mogul Corporation repaid its existing outstanding indebtedness as a borrower under the tranche B and tranche C term loan facilities. In connection with this debt refinancing, our Automotive segment recognized a non-cash loss on debt extinguishment of approximately $36 million during the second quarter of 2014, which was primarily attributable to the write-off of debt discounts, and is reflected in other income, net in the consolidated statements of operations.
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
The Federal-Mogul Credit Agreement contains certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. Pursuant to the terms of the credit facility, $50 million of the tranche C term loan proceeds were deposited in a term letter of credit account. At December 31, 2014 and 2013, Federal-Mogul was in compliance with all debt covenants.
As of December 31, 2014 and 2013, the borrowing availability under the Federal-Mogul Replacement Revolving Facility was $516 million and $550 million, respectively. Federal-Mogul had $34 million and $39 million of letters of credit outstanding as of December 31, 2014 and 2013, respectively, pertaining to the term loan credit facility. To the extent letters of credit associated with the Federal-Mogul Replacement Revolving Facility are issued, there is a corresponding decrease in borrowings available under this facility.
Other Liquidity Matters
As of December 31, 2014, Federal-Mogul had $332 million of cash and cash equivalents, of which $138 million was held by foreign subsidiaries. In accordance with FASB ASC 740-30-25-17 through 19, Federal-Mogul asserts that these funds are indefinitely reinvested due to operational and investing needs of the foreign locations. Furthermore, Federal-Mogul will accrue any applicable taxes in the period when it no longer intends to indefinitely reinvest these funds. Federal-Mogul would expect that the impact on cash taxes would be immaterial due to: the availability of net operation loss carryforwards and related valuation allowances; earnings considered previously taxed; and applicable tax treaties.
Federal-Mogul maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, Korea, German, France Turkey, India and the United States, with direct ownership ranging from 2% to 100% as of December 31, 2014. Federal-Mogul generally equates control to ownership percentage whereby investments that are more than 50% owned are consolidated. The aggregate investments in these affiliates were $269 million and $253 million at December 31, 2014 and 2013, respectively.
Federal-Mogul does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, Federal-Mogul’s affiliations are businesses established and maintained in connection with its operating strategy and are not special purpose entities.
Federal-Mogul holds a 50% non-controlling interest in a joint venture located in Turkey (the "Turkey JV"). The Turkey JV was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to original equipment and aftermarket customers. Federal-Mogul purchases/sells inventory from/to the Turkey JV. Purchases from the Turkey JV for the years ended December 31, 2014, 2013 and 2012 were $180 million, $152 million and $150 million, respectively. Sales to the Turkey JV for the years ended December 31, 2014, 2013, and 2012 were $45 million, $44 million and $45 million, respectively. Federal-Mogul had net accounts payable balances with the Turkey JV of $5 million and $6 million as of December 31, 2014 and 2013, respectively.
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Japan and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $306 million and $271 million as of December 31, 2014 and 2013, respectively. Of those gross amounts, $293 million and $258 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable; however, as of both December 31, 2014 and 2013, Federal-Mogul had had drawn all such cash. Proceeds from the transfers of accounts receivable qualifying as sales were $1.7 billion, $1.5 billion and $1.5 billion for the years ended December 31, 2014, 2013 and 2012, respectively.
Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposures to Federal-Mogul associated with certain of these facilities' terms were $17 million and $21 million at December 31, 2014 and 2013, respectively. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of December 31, 2014 and 2013, Federal-Mogul estimated the loss to be immaterial.
Federal-Mogul estimates its 2015 capital expenditures to be in the range of $450 million to $500 million.
Energy
As of December 31, 2014, CVR Refining had no amounts outstanding and availability of $373 million under its Amended and Restated ABL Credit Facility and had letters of credit outstanding of approximately $27 million. In addition, as of December 31, 2014, CVR Partners had $25 million availability under its revolving credit facility, with an uncommitted incremental facility of up to $50 million.
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
On January 24, 2013, the board of directors of CVR adopted a quarterly cash dividend policy. CVR began paying regular quarterly dividends in the second quarter of 2013. Dividends are subject to change at the discretion of CVR's board of directors and may change from quarter to quarter. In addition, the current policy of the respective board of directors of CVR Refining and CVR Partners is to distribute all of the respective available cash of CVR Refining and CVR Partners each quarter. CVR Refining and CVR Partners do not have a legal obligation to pay distributions and there is no guarantee that they will pay any distributions on the units in any quarter.
For the years ended December 31, 2014 and 2013, we received an aggregate of $374 million and approximately $1.0 billion, respectively, in dividends from CVR and distributions from CVR Refining, including one special dividend during 2014 and two special dividends during 2013 from CVR. Subsequent to December 31, 2014, CVR and CVR Refining declared a quarterly dividend/distribution which will result in an additional aggregate $38 million in dividends/distributions paid to us in the first quarter of 2015.
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
CVR estimates that its aggregate capital spending in 2015 will range between $280 million to $320 million.
The petroleum business' and the nitrogen fertilizer business' estimated capital expenditures are subject to change due to unanticipated increases in the cost, scope and completion time for capital projects. For example, they may experience increases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of the refineries or nitrogen fertilizer plant. Capital spending for CVR Partners' nitrogen fertilizer business and CVR Refining's petroleum business is determined by each partnership's respective board of directors of its general partner.
In October 2014, the board of directors of the general partner of CVR Refining approved the construction of a hydrogen plant at the Coffeyville refinery. The hydrogen plant will increase the overall plant liquid volume recovery and provide additional hydrogen that is needed for environmental compliance. The estimated cost of this project, excluding capitalized interest, is approximately $123 million with an anticipated completion date in the second quarter of 2016. For the year ended December 31, 2014, CVR Refining incurred costs of approximately $10 million, excluding capitalized interest, for the hydrogen plant.
In February 2013, the nitrogen fertilizer business completed a significant two-year plant expansion, which increased its UAN production capacity by 400,000 tons, or approximately 50% per year. The UAN expansion provides the nitrogen fertilizer business with the ability to upgrade substantially all of its ammonia production to UAN. Total capital expenditures associated with the UAN expansion were approximately $130 million, excluding capitalized interest.
Railcar
In January 2015, Longtrain Leasing III, a subsidiary of ARI, completed a private placement of approximately $626 million in aggregate principal amount of notes consisting of $250 million in aggregate principal amount of its 2.98% Fixed Rate Secured Railcar Equipment Notes, Class A-1 (Class A-1 Notes) and approximately $376 million in aggregate principal amount of its 4.06% Fixed Rate Secured Railcar Equipment Notes, Class A-2 (Class A-2 Notes, and collectively with the Class A-1 Notes, the ARI Notes). The ARI Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025. The ARI Notes are obligations of Longtrain Leasing III only and are secured by, among other things, a portfolio of railcars and leases thereon acquired by Longtrain Leasing III pursuant to a contribution and sale agreement between Longtrain Leasing III and ARI. Additionally, in connection with the ARI Notes offering, Longtrain Leasing III entered into a railcar management agreement with ARL, as manager, under which ARL will manage, operate, market, store, lease, re-lease, sublease and service the subject railcars on behalf of Longtrain Leasing III. See Note 18, "Subsequent Events - Railcar,” to the consolidated financial statements for further discussion.

Additionally, our Railcar segment expects its future cash flows from operations could be impacted by the state of the credit markets and the overall economy, the number of our Railcar segment's railcar orders and shipments and its production rates. Our Railcar segment's future liquidity may also be impacted by the number of new railcar orders leased versus sold.
Our Railcar segment's current capital expenditure plans for 2015 include projects that our Railcar segment expects will expand capabilities, maintain equipment, improve efficiencies and reduce costs. Our Railcar segment also plans to increase its railcar lease fleet in 2015 to meet customer demand for leased railcars that have been ordered. Capital expenditures for 2015 are projected to be approximately $570 million to $620 million, which includes expected additions to our Railcar segment's lease fleet of approximately $530 million to $555 million.
Gaming
Tropicana's cash flows are and will continue to be affected by a variety of factors, many of which are outside of its control, including regulatory restrictions, competition and other general business conditions. Tropicana repaid its existing credit facilities in November 2013 with a portion of the proceeds from the Term Loan Facility as discussed below. Tropicana believes that it will have sufficient liquidity through a combination of available cash, credit facilities and cash flow from its properties to fund its cash requirements and capital expenditures for its normal operating activities.
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
In November 2013, Tropicana entered into (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million, issued at a discount of 0.5% (the “Term Loan Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”). Commencing on December 31, 2013, the Term Loan Facility will amortize in equal quarterly installments in an amount of $750,000, with any remaining balance payable on November 27, 2020. Amounts under the Revolving Facility are available to be borrowed and re-borrowed until its termination on November 27, 2018. As of December 31, 2014, the Revolving Facility was undrawn and had $15 million of availability. See Note 10, "Debt - Gaming" in the consolidated financial statements for further discussion regarding the Credit Facilities.
Tropicana estimates that its aggregate capital expenditures for 2015 will be $96 million (of which approximately $19 million will be reimbursed through certain deposits made with the New Jersey Casino Reinvestment Development Authority).
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
The reporting unit fair values of our reporting segments are based upon consideration of various valuation methodologies, one of which is projecting future cash flows discounted at rates commensurate with the risks involved (“Discounted Cash Flow” or “DCF”). Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. We believe that our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in a DCF are based on estimates of the weighted-average cost of capital (“WACC”) of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective.
Automotive
Both of our Automotive reporting units with goodwill passed "Step 1" of our October 1, 2014 goodwill impairment analysis.  Powertrain and Motorparts, representing our Automotive segment reporting units, had fair values that were substantially in excess of their carrying values. Based on the results of our "Step 1" goodwill impairment analysis for our Automotive segment, we concluded that no impairment existed and therefore "Step 2" of the goodwill impairment analysis was not necessary.
Energy
During the fourth quarter of 2014, based on certain negative trends occurring in the energy markets, particularly with respect to the significant volatility in the oil markets as a result of a drop in forecasted worldwide demand for crude oil supply and inventories, we determined that goodwill impairment indicators existed in both of our Energy segment's Petroleum and Fertilizer reporting units. Accordingly, we performed a "Step 1" goodwill impairment analysis for our Energy segment's reporting units as of December 1, 2014. Our Energy segment’s petroleum reporting unit passed “Step 1” of the goodwill impairment analysis, and therefore, we did not perform “Step 2” of the goodwill impairment analysis for this reporting unit. Because our Energy segment's Fertilizer reporting unit failed "Step 1" of the goodwill impairment analysis, we therefore, performed "Step 2" of the goodwill impairment analysis. Based on "Step 2" results of the goodwill impairment analysis we recognized a preliminary impairment charge of $103 million for our Energy segment's Fertilizer reporting unit for the year ended December 31, 2014. Due to the complexity inherent in the "Step 2" goodwill impairment test, we expect to finalize the assessment of Energy segment's goodwill impairment during the first quarter of 2015 and any resulting difference in the amount of the impairment will be adjusted at that time.
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
Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods. Therefore, assumptions used to calculate benefit obligations as of the end of a fiscal year directly impact the expense to be recognized in future periods. The primary assumptions affecting Federal-Mogul's accounting for employee benefits as of December 31, 2014 are as follows:

•
Long-term rate of return on plan assets: The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. While the development of the long-term rate of return on assets gives appropriate consideration to recent fund performance and historical returns, the assumption is designed to approximate a long-term prospective rate. The expected long-term rate of return used to calculate net periodic pension cost is 6.95% for U.S. plans and a weighted average of 4.18% for non-U.S. plans.

•
Discount rate: The discount rate reflects the effective yield on high quality fixed income securities available in the marketplace as of the measurement date to settle pension and post-employment benefit obligations. The weighted-average discount rate used to calculate net periodic pension cost is 4.55% for U.S. pension plans and a weighted average of 3.49% for non-U.S. plans and 4.45% for its OPEB. In calculating its benefit obligations, Federal-Mogul used a weighted-average discount rate of 3.85% for its U.S. pension plans, a weighted average discount rate of 1.77% for its non-U.S. pension plans and a discount rate of 3.84% for its OPEB.

•
Health care cost trend: For post-employment health care plan accounting, Federal-Mogul reviews external data and company specific historical trends for health care costs to determine the health care cost trend rate. The assumed health care cost trend rate used to measure next year’s post-employment health care benefits is 7.25% for health care and 7.25% for drug cost, both declining to an ultimate trend rate of 5.00% in 2022.

The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations (“PBO”), associated expense and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on Federal-Mogul's funding requirements.

	Pension Benefits						Other Post-Employment Benefits
	United States Plans			Non-U.S. Plans
	Change in 2015 expense	Change in PBO	Change in accumulated OCL	Change in 2015 expense	Change in PBO	Change in accumulated OCL	Change in 2015 expense	Change in PBO
	(in millions)
25 bp decrease in discount rate	$(1)	$36	$(36)	$1	$20	$(20)	—	$9
25 bp increase in discount rate	—	(34)	34	(1)	(20)	20	—	(9)
25 bp decrease in return on assets rate	2	—	—	—	—	—	—	—
25 bp increase in return on assets rate	(2)	—	—	—	—	—	—	—
The assumed health care trend rate has a significant impact on the amounts reported for non-pension plans. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost	APBO
	(in millions)
100 bp increase in health care trend rate	$1	$32
100 bp decrease in health care trend rate	(1)	(28)

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
Total environmental liabilities, determined on an undiscounted basis, were $15 million and $14 million at December 31, 2014 and 2013, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.
Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At December 31, 2014, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $40 million.
Asset Retirement Obligations
Federal-Mogul records asset retirement obligations, or ARO, in accordance with FASB ASC Topic 410, Asset Retirement and Environmental Obligations. Federal-Mogul's primary ARO activities relate to the removal of hazardous building materials at its facilities. Federal-Mogul records an ARO at fair value upon initial recognition when the amounts can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $24 million and $26 million as of December 31, 2014 and 2013, respectively, for ARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of ARO.
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
Federal-Mogul has conditional asset retirement obligations, or CARO, primarily related to removal costs of hazardous materials in buildings, for which it believes reasonable cost estimates cannot be made at this time because Federal-Mogul does not believe it has a reasonable basis to assign probabilities to a range of potential settlement dates for these retirement obligations. Accordingly, Federal-Mogul is currently unable to determine amounts to accrue for CARO at such sites. If new information were to become available whereby Federal-Mogul could make reasonable probability assessments for these CARO, the amount accrued for ARO could change significantly, which could materially impact our Automotive segment's statement of operations and/or financial position. Settlements of ARO in the near-future at amounts other than Federal-Mogul's best estimates as of December 31, 2014 also could materially impact our Automotive segment's future results of operations and financial condition.
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
Federal-Mogul and Viskase did not record taxes on its undistributed earnings of $902 million and $68 million, respectively, at December 31, 2014, since these earnings are considered to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, Federal-Mogul and Viskase may be subject to U.S. income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.
Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is still needed. In 2014, 2013 and 2012, we concluded, based on the projections of taxable income, that certain of our corporate subsidiaries more likely than not will realize a partial benefit from their deferred tax assets and loss carry forwards. Ultimate realization of the deferred tax assets is dependent upon, among other factors, our corporate subsidiaries' ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. See Note 14, "Income Taxes," to the consolidated financial statements for further discussion regarding the reversal of our Gaming segment's deferred tax assets during the year ended December 31, 2014.
Derivative Instruments
Energy
Our Energy segment's petroleum business uses futures contracts, options, and forward contracts primarily to reduce exposure to changes in crude oil prices and finished goods product prices to provide economic hedges of inventory positions. Although management considers these derivatives economic hedges, these derivative instruments do not qualify as hedges for hedge accounting purposes under ASC Topic 815, Derivatives and Hedging ("ASC 815"), and accordingly are recorded at fair value in the balance sheet. Changes in the fair value of these derivative instruments are recorded into earnings as a component of other income (expense) in the period of change. The estimated fair values of forward and swap contracts are based on quoted market prices and assumptions for the estimated forward yield curves of related commodities in periods when quoted market prices are unavailable.
Our Energy segment's nitrogen fertilizer business uses forward swap contracts primarily to reduce the exposure to changes in interest rates on its debt and to provide a cash flow hedge. These derivative instruments have been designated as hedges for accounting purposes. Accordingly, these instruments are recorded at fair value in the consolidated balance sheets at each reporting period end. The actual measurement of the cash flow hedge ineffectiveness is recognized in earnings, if applicable. The effective portion of the gain or loss on the swaps is reported in accumulated other comprehensive income (loss) ("AOCI"), in accordance with ASC 815.

Recently Issued Accounting Standards Updates
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
In May 2014, the FASB issued ASU No. 2014-09, creating a new topic, FASB ASC Topic 606, Revenue from Contracts with Customers, superseding revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016, using one of two retrospective application methods. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
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
In November 2014, the FASB issued ASU No. 2014-17, which amends FASB Topic 805, Business Combinations. This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The ASU is effective on November 18, 2014. The adoption of this guidance did not have any effect on our financial position, results of operations, comprehensive income, cash flows and disclosures.
In January 2015, the FASB issued ASU No. 2015-01, which amends FASB ASU Topic 220-20, Income Statement - Extraordinary and Unusual Items. This ASU eliminates from GAAP the concept of extraordinary items. Although the ASU will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We currently anticipate that the adoption of this guidance will have no impact on our financial position, results of operations, comprehensive income, cash flows and disclosures.
In February 2015, the FASB issued ASU No. 2015-02, which amends FASB ASU Topic 810, Consolidations. This ASU amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. This ASU requires that limited partnerships and similar legal entities provide partners with either substantive substantive kick-out rights or substantive participating rights over the general partner in order to be considered a voting interest entity. The specialized consolidation model and guidance for limited partnerships and similar legal entities have been eliminated. There is no longer a presumption that a general partner should consolidate a limited partnership. For limited partnerships and similar legal entities that qualify as voting interest entities, a limited partner with a controlling financial interest should consolidate a limited partnership. A controlling financial interest may be achieved through holding a limited partner interest that provides substantive kick-out rights. The standard is effective for annual periods beginning after December 15, 2015. We are currently evaluating the standard and the impact on our consolidated financial statements and footnote disclosures.

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
Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties that may cause actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These risks and uncertainties may include the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
Market Risk
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of December 31, 2014, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by approximately $1.4 billion million, $34 million and $2.3 billion, respectively. However, as of December 31, 2014, we estimate that the impact to our share of the net gain from investment activities reported on our consolidated statement of operations would be significantly less than the change in fair value since we have an investment of approximately 47% in these Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 53% of the change in fair value.
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
The translated values of revenue and expense from our Automotive segment's international operations are subject to fluctuations due to changes in currency exchange rates. During the year ended December 31, 2014, our Automotive segment derived 36% of its sales in the United States and 64% internationally. Of these international sales, 57% were denominated in the euro, with no other single currency representing more than 10% of international sales. To minimize foreign currency risk, our Automotive segment generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, our Automotive segment manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Our Automotive segment estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar during the year ended December 31, 2014 would have increased the net loss attributable to Icahn Enterprises for our Automotive segment by approximately $7 million.
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
Examples of CVR's basis risk exposure are as follows:

•
Time Basis - In entering over-the-counter swap agreements, the settlement price of the swap is typically the average price of the underlying commodity for a designated calendar period. This settlement price is based on the assumption that the underlying physical commodity will price ratably over the swap period. If the commodity does not move ratably over the periods, then weighted-average physical prices will be weighted differently than the swap price as the result of timing.

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
To reduce the basis risk between the price of products for Group 3 and that of the NYMEX associated with selling forward derivative contracts for NYMEX crack spreads, the petroleum business may enter into basis swap positions to lock the price difference. If the difference between the price of products on the NYMEX and Group 3 (or some other price benchmark as specified in the swap) is different than the value contracted in the swap, then it will receive from or owe to the counterparty the difference on each unit of product contracted in the swap, thereby completing the locking of its margin. An example of the petroleum business' use of a basis swap is in the winter heating oil season. The risk associated with not hedging the basis when using NYMEX forward contracts to fix future margins is if the crack spread increases based on prices traded on NYMEX while Group 3 pricing remains flat or decreases then we would be in a position to lose money on the derivative position while not earning an offsetting additional margin on the physical position based on the Group 3 pricing.
From time to time, the petroleum business also holds various NYMEX positions through a third-party clearing house. At December 31, 2014, CVR Refining had no open commodity positions. At December 31, 2014, CVR Refining's account balance maintained at the third-party clearing house totaled approximately $3 million, which is reflected on the consolidated balance sheets in cash and cash equivalents. NYMEX transactions conducted for the year ended December 31, 2014 resulted in gain on derivatives, net of less than $1 million.
In addition, CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the consolidated balance sheets with changes in fair value currently recognized in the consolidated statements of operations. At December 31, 2014, CVR Refining had open commodity hedging instruments consisting of 9.1 million barrels of crack spreads primarily to fix the margin on a portion of our future gasoline and distillate production. The fair value of the outstanding contracts at December 31, 2014 was a net unrealized gain of approximately $47 million. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of commodity hedging instruments of approximately $9 million.
Interest Rate Risk
On June 30 and July 1, 2011, Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF") entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of the nitrogen fertilizer business' $125 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expire on February 12, 2016, totals $62.5 million (split evenly between the two agreement dates). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. At December 31, 2014, the effective rate was approximately 4.56%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) (“AOCI”), and will be reclassified into interest expense when the interest rate swap transaction affects earnings. Any ineffective portion of the gain or loss will be recognized immediately in current interest expense.
CVR Partners still has exposure to interest rate risk on 50% of its $125.0 million floating rate term debt. A 1.0% increase over the Eurodollar floor spread of 3.5%, as specified in the credit agreement, would increase interest cost to our Energy segment by approximately $625,000 on an annualized basis, thus decreasing net income by the same amount.

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
Our Railcar segment's financial results could be affected by changes in interest rates due to the impact those changes have on its variable rate debt obligation as of December 31, 2014. A one percentage point increase in the rate would have had an $11 million impact on our Railcar segment's interest expense.
Gaming
Interest Rate Risk
Tropicana's primary exposure to market risk is interest rate risk associated with its New Term Loan Facility that bears interest based on floating rates. Based on Tropicana's borrowings as of December 31, 2014, assuming a 1% increase over the 4.0% floor specified in its New Term Loan Facility, Tropicana's annual interest cost would change by approximately $3 million.
Holding Company
Interest Rate Risk
The fair values of our long-term debt and other borrowings will fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, relative values of alternative investments, the liquidity of the instrument and other general market conditions. Historically, the Holding Company does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Holding Company has predominately long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. At December 31, 2014, all of the Holding Company's debt had fixed rates and therefore would not be subject to fluctuations in interest rates.
Market Risk
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
Based on sensitivity analysis for our equity price risks as of December 31, 2014, the effect of a hypothetical 10% adverse change in market prices would result in loss of approximately $13 million. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of equity markets.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises L.P.

We have audited the accompanying consolidated balance sheets of Icahn Enterprises L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of CVR Energy, Inc., a subsidiary, which statements reflect total revenues of $5.7 billion for the period from May 5, 2012 to December 31, 2012, of consolidated total revenues for the year ended December 31, 2012. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CVR Energy, Inc., is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Icahn Enterprises L.P. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, which insofar as it relates to CVR Energy, Inc., is based on the report of other auditors, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion.

/s/GRANT THORNTON LLP

New York, New York
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises Holdings L.P.

We have audited the accompanying consolidated balance sheets of Icahn Enterprises Holdings L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of CVR Energy Inc., a subsidiary, which statements reflect total revenues of $5.7 billion for the period from May 5, 2012 to December 31, 2012, of consolidated total revenues for the year ended December 31, 2012. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CVR Energy, Inc., is based solely on the report of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Icahn Enterprises Holdings L.P. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, which insofar as it relates to CVR Energy Inc., is based on the report of other auditors, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/GRANT THORNTON LLP

New York, New York
February 27, 2015

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

/s/KPMG LLP

Houston, Texas
March 14, 2013

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

  CONSOLIDATED BALANCE SHEETS
 (In millions, except unit amounts)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$2,912	$3,262
Cash held at consolidated affiliated partnerships and restricted cash	1,435	396
Investments	14,500	12,261
Accounts receivable, net	1,691	1,750
Inventories, net	1,879	1,902
Property, plant and equipment, net	8,955	8,077
Goodwill	2,000	2,074
Intangible assets, net	1,088	1,113
Other assets	1,320	910
Total Assets	$35,780	$31,745
LIABILITIES AND EQUITY
Accounts payable	$1,387	$1,353
Accrued expenses and other liabilities	2,235	2,196
Deferred tax liability	1,255	1,394
Securities sold, not yet purchased, at fair value	337	884
Due to brokers	5,197	2,203
Post-employment benefit liability	1,391	1,111
Debt	11,588	9,295
Total liabilities	23,390	18,436

Commitments and contingencies (Note 17)

Equity:
Limited partners: Depositary units: 123,103,414 and 115,900,309 units issued and outstanding at December 31, 2014 and 2013, respectively	5,672	6,308
General partner	(229)	(216)
Equity attributable to Icahn Enterprises	5,443	6,092
Equity attributable to non-controlling interests	6,947	7,217
Total equity	12,390	13,309
Total Liabilities and Equity	$35,780	$31,745

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS
 (In millions, except per unit amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Net sales	$18,072	$17,785	$14,574
Other revenues from operations	1,250	988	951
Net (loss) gain from investment activities	(564)	1,694	343
Interest and dividend income	217	194	103
Other income (loss), net	182	21	(175)
	19,157	20,682	15,796
Expenses:
Cost of goods sold	16,485	15,809	12,606
Other expenses from operations	613	504	502
Selling, general and administrative	1,625	1,417	1,275
Restructuring	84	50	31
Impairment	135	16	129
Interest expense	847	560	572
	19,789	18,356	15,115
(Loss) income before income tax benefit	(632)	2,326	681
Income tax benefit	103	118	81
Net (loss) income	(529)	2,444	762
Less: net loss (income) attributable to non-controlling interests	156	(1,419)	(366)
Net (loss) income attributable to Icahn Enterprises	$(373)	$1,025	$396

Net (loss) income attributable to Icahn Enterprises allocable to:
Limited partners	$(366)	$1,005	$379
General partner	(7)	20	17
	$(373)	$1,025	$396

Basic (loss) income per LP unit	$(3.08)	$9.14	$3.72
Basic weighted average LP units outstanding	119	110	102

Diluted (loss) income per LP unit	$(3.08)	$9.07	$3.72
Diluted weighted average LP units outstanding	119	111	102
Cash distributions declared per LP unit	$6.00	$4.50	$0.40

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (In millions)

	Year Ended December 31,
	2014	2013	2012

Net (loss) income	$(529)	$2,444	$762
Other comprehensive (loss) income, net of tax:
Post-employment benefits	(228)	175	(224)
Hedge instruments	—	8	46
Translation adjustments and other	(260)	(6)	51
Other comprehensive (loss) income, net of tax	(488)	177	(127)
Comprehensive (loss) income	(1,017)	2,621	635
Less: Comprehensive loss (income) attributable to non-controlling interests	278	(1,463)	(337)
Comprehensive (loss) income attributable to Icahn Enterprises	$(739)	$1,158	$298

Comprehensive (loss) income attributable to Icahn Enterprises allocable to:
Limited partners	$(724)	$1,135	$283
General partner	(15)	23	15
	$(739)	$1,158	$298
Accumulated other comprehensive loss was $1,293 million and $805 million at December 31, 2014 and 2013, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, except units)

	Equity Attributable to Icahn Enterprises
			Held in Treasury
	General Partner's (Deficit) Equity	Limited Partners' Equity	Amount	Units	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2011	$(271)	$4,038	$(12)	1,137,200	$3,755	$4,116	$7,871
Net income	17	379	—	—	396	366	762
Other comprehensive loss	(2)	(96)	—	—	(98)	(29)	(127)
Cancellation of treasury units	—	(12)	12	(1,137,200)	—	—	—
Partnership contributions	13	500	—	—	513	—	513
Partnership distributions	(1)	(40)	—	—	(41)	—	(41)
Investment segment distributions	—	—	—	—	—	(79)	(79)
Distributions paid to non-controlling interests in subsidiary	—	—	—	—	—	(30)	(30)
Acquisition of CVR	—	135	—	—	135	849	984
Changes in subsidiary equity and other	—	9	—	—	9	(46)	(37)
Balance, December 31, 2012	(244)	4,913	—	—	4,669	5,147	9,816
Net income	20	1,005	—	—	1,025	1,419	2,444
Other comprehensive income	3	130	—	—	133	44	177
Acquisition of ARL	(5)	(237)	—	—	(242)	—	(242)
Partnership contributions	12	581	—	—	593	—	593
Partnership distributions	(1)	(50)	—	—	(51)	—	(51)
Investment segment contributions	—	—	—	—	—	46	46
Distributions paid to non-controlling interests in subsidiary	—	—	—	—	—	(379)	(379)
Proceeds from subsidiary equity offerings	2	88	—	—	90	966	1,056
Changes in subsidiary equity and other	(3)	(122)	—	—	(125)	(26)	(151)
Balance, December 31, 2013	(216)	6,308	—	—	6,092	7,217	13,309
Net loss	(7)	(366)	—	—	(373)	(156)	(529)
Other comprehensive loss	(8)	(358)	—	—	(366)	(122)	(488)
Partnership distributions	(2)	(123)	—	—	(125)	—	(125)
Investment segment contributions	—	—	—	—	—	500	500
Distributions to non-controlling interests in subsidiaries	—	—	—	—	—	(642)	(642)
Proceeds from subsidiary equity offering	—	10	—	—	10	150	160
Changes in subsidiary equity and other	4	201	—	—	205	—	205
Balance, December 31, 2014	$(229)	$5,672	$—	—	$5,443	$6,947	$12,390

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(529)	$2,444	$762
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net gain from securities transactions	(614)	(3,754)	(1,488)
Purchases of securities	(6,523)	(7,425)	(2,592)
Proceeds from sales of securities	5,079	4,664	7,167
Purchases to cover securities sold, not yet purchased	(980)	(46)	(5,160)
Proceeds from securities sold, not yet purchased	342	365	1,307
Changes in receivables and payables relating to securities transactions	2,888	2,715	1,775
Loss on extinguishment of debt	162	—	10
Depreciation and amortization	809	742	635
Impairment	135	16	129
Deferred taxes	(191)	(157)	(297)
Other, net	(2)	73	6
Changes in operating assets and liabilities:
Changes in cash held at consolidated affiliated partnerships and restricted cash	(1,045)	591	(453)
Accounts receivable, net	103	26	(193)
Inventories, net	82	39	32
Other assets	(136)	(154)	1
Accounts payable	(21)	31	(151)
Accrued expenses and other liabilities	51	547	117
Net cash (used in) provided by operating activities	(390)	717	1,607
Cash flows from investing activities:
Capital expenditures	(1,411)	(1,161)	(936)
Acquisition of ARL	—	(279)	—
Acquisitions of businesses, net of cash acquired	(558)	(6)	(1,361)
Proceeds from sale of investments	—	38	202
Purchases of investments	(78)	(86)	(250)
Other, net	90	38	23
Net cash used in investing activities	(1,957)	(1,456)	(2,322)
Cash flows from financing activities:
Investment segment distributions	—	(185)	(17)
Investment segment contributions	500	46	—
Partnership contributions	—	593	513
Partnership distributions	(125)	(51)	(41)
Proceeds from offering of subsidiary equity	188	1,308	—
Distributions to non-controlling interests in subsidiaries	(642)	(379)	(68)
Proceeds from issuance of senior unsecured notes	4,991	493	1,030
Repayments of senior unsecured notes	(3,625)	—	—
Proceeds from other borrowings	4,794	591	1,076
Repayments of borrowings	(4,031)	(1,526)	(996)
Other, net	(43)	17	(17)
Net cash provided by financing activities	2,007	907	1,480
Effect of exchange rate changes on cash and cash equivalents	(10)	(14)	15
Net (decrease) increase in cash and cash equivalents	(350)	154	780
Cash and cash equivalents, beginning of period	3,262	3,108	2,328
Cash and cash equivalents, end of period	$2,912	$3,262	$3,108

Supplemental information:
Cash payments for interest, net of amounts capitalized	$607	$482	$501
Net cash payments for income taxes	$115	$126	$236
Distribution payable to Icahn Enterprises unitholders	$—	$142	$—
Non-cash investment segment contribution	$—	$185	$—
Acquisition of non-controlling interest in CVR	$—	$—	$135
Construction in progress additions included in liabilities	$33	$36	$62
Changes in accounts payable relating to construction in progress additions	$(11)	$(23)	$26

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

  CONSOLIDATED BALANCE SHEETS
 (In millions)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$2,912	$3,262
Cash held at consolidated affiliated partnerships and restricted cash	1,435	396
Investments	14,500	12,261
Accounts receivable, net	1,691	1,750
Inventories, net	1,879	1,902
Property, plant and equipment, net	8,955	8,077
Goodwill	2,000	2,074
Intangible assets, net	1,088	1,113
Other assets	1,343	926
Total Assets	$35,803	$31,761
LIABILITIES AND EQUITY
Accounts payable	$1,387	$1,353
Accrued expenses and other liabilities	2,235	2,196
Deferred tax liability	1,255	1,394
Securities sold, not yet purchased, at fair value	337	884
Due to brokers	5,197	2,203
Post-employment benefit liability	1,391	1,111
Debt	11,588	9,289
Total liabilities	23,390	18,430

Commitments and contingencies (Note 17)

Equity:
Limited partner	5,751	6,393
General partner	(285)	(279)
Equity attributable to Icahn Enterprises Holdings	5,466	6,114
Equity attributable to non-controlling interests	6,947	7,217
Total equity	12,413	13,331
Total Liabilities and Equity	$35,803	$31,761

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS
 (In millions)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Net sales	$18,072	$17,785	$14,574
Other revenues from operations	1,250	988	951
Net (loss) gain from investment activities	(564)	1,694	343
Interest and dividend income	217	194	103
Other income (loss), net	182	21	(175)
	19,157	20,682	15,796
Expenses:
Cost of goods sold	16,485	15,809	12,606
Other expenses from operations	613	504	502
Selling, general and administrative	1,625	1,417	1,275
Restructuring	84	50	31
Impairment	135	16	129
Interest expense	846	560	571
	19,788	18,356	15,114
(Loss) income before income tax benefit	(631)	2,326	682
Income tax benefit	103	118	81
Net (loss) income	(528)	2,444	763
Less: net loss (income) attributable to non-controlling interests	156	(1,419)	(366)
Net (loss) income attributable to Icahn Enterprises Holdings	$(372)	$1,025	$397

Net (loss) income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$(368)	$1,015	$384
General partner	(4)	10	13
	$(372)	$1,025	$397

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (In millions)

	Year Ended December 31,
	2014	2013	2012

Net (loss) income	$(528)	$2,444	$763
Other comprehensive (loss) income, net of tax:
Post-employment benefits	(228)	175	(224)
Hedge instruments	—	8	46
Translation adjustments and other	(260)	(6)	51
Other comprehensive (loss) income, net of tax	(488)	177	(127)
Comprehensive (loss) income	(1,016)	2,621	636
Less: Comprehensive loss (income) attributable to non-controlling interests	278	(1,463)	(337)
Comprehensive (loss) income attributable to Icahn Enterprises Holdings	$(738)	$1,158	$299

Comprehensive (loss) income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$(731)	$1,146	$287
General partner	(7)	12	12
	$(738)	$1,158	$299

Accumulated other comprehensive loss was $1,293 million and $805 million at December 31, 2014 and 2013, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2011	$(311)	$4,087	$3,776	$4,116	$7,892
Net income	13	384	397	366	763
Other Comprehensive loss	(1)	(97)	(98)	(29)	(127)
Partnership contributions	6	507	513	—	513
Partnership distributions	—	(41)	(41)	—	(41)
Investment segment distributions	—	—	—	(79)	(79)
Distributions paid to non-controlling interests in subsidiary	—	—	—	(30)	(30)
Acquisition of CVR	—	135	135	849	984
Changes in subsidiary equity and other	—	9	9	(46)	(37)
Balance, December 31, 2012	(293)	4,984	4,691	5,147	9,838
Net income	10	1,015	1,025	1,419	2,444
Other comprehensive income	2	131	133	44	177
Acquisition of ARL	(3)	(239)	(242)	—	(242)
Partnership contributions	6	587	593	—	593
Partnership distributions	(1)	(50)	(51)	—	(51)
Investment segment contributions	—	—	—	46	46
Distributions paid to non-controlling interests in subsidiary	—	—	—	(379)	(379)
Proceeds from subsidiary equity offerings	1	89	90	966	1,056
Changes in subsidiary equity and other	(1)	(124)	(125)	(26)	(151)
Balance, December 31, 2013	(279)	6,393	6,114	7,217	13,331
Net loss	(4)	(368)	(372)	(156)	(528)
Other comprehensive loss	(3)	(363)	(366)	(122)	(488)
Partnership distributions	(1)	(124)	(125)	—	(125)
Investment segment contributions	—	—	—	500	500
Distributions to non-controlling interests in subsidiaries	—	—	—	(642)	(642)
Subsidiary equity offering	—	10	10	150	160
Changes in subsidiary equity and other	2	203	205	—	205
Balance, December 31, 2014	$(285)	$5,751	$5,466	$6,947	$12,413

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(528)	$2,444	$763
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net gain from securities transactions	(614)	(3,754)	(1,488)
Purchases of securities	(6,523)	(7,425)	(2,592)
Proceeds from sales of securities	5,079	4,664	7,167
Purchases to cover securities sold, not yet purchased	(980)	(46)	(5,160)
Proceeds from securities sold, not yet purchased	342	365	1,307
Changes in receivables and payables relating to securities transactions	2,888	2,715	1,775
Loss on extinguishment of debt	162	—	10
Depreciation and amortization	808	742	634
Impairment	135	16	129
Deferred taxes	(191)	(157)	(297)
Other, net	(2)	73	6
Changes in operating assets and liabilities:
Changes in cash held at consolidated affiliated partnerships and restricted cash	(1,045)	591	(453)
Accounts receivable, net	103	26	(193)
Inventories, net	82	39	32
Other assets	(136)	(154)	1
Accounts payable	(21)	31	(151)
Accrued expenses and other liabilities	51	547	117
Net cash (used in) provided by operating activities	(390)	717	1,607
Cash flows from investing activities:
Capital expenditures	(1,411)	(1,161)	(936)
Acquisition of ARL	—	(279)	—
Acquisitions of businesses, net of cash acquired	(558)	(6)	(1,361)
Proceeds from sale of investments	—	38	202
Purchases of investments	(78)	(86)	(250)
Other, net	90	38	23
Net cash used in investing activities	(1,957)	(1,456)	(2,322)
Cash flows from financing activities:
Investment segment distributions	—	(185)	(17)
Investment segment contributions	500	46	—
Partnership contributions	—	593	513
Partnership distributions	(125)	(51)	(41)
Proceeds from offering of subsidiary equity	188	1,308	—
Distributions to non-controlling interests in subsidiaries	(642)	(379)	(68)
Proceeds from issuance of senior unsecured notes	4,991	493	1,030
Repayments of senior unsecured notes	(3,625)	—	—
Proceeds from other borrowings	4,794	591	1,076
Repayments of borrowings	(4,031)	(1,526)	(996)
Other, net	(43)	17	(17)
Net cash provided by financing activities	2,007	907	1,480
Effect of exchange rate changes on cash and cash equivalents	(10)	(14)	15
Net (decrease) increase in cash and cash equivalents	(350)	154	780
Cash and cash equivalents, beginning of period	3,262	3,108	2,328
Cash and cash equivalents, end of period	$2,912	$3,262	$3,108

Supplemental information:
Cash payments for interest, net of amounts capitalized	$607	$482	$501
Net cash payments for income taxes	$115	$126	$236
Distribution payable to Icahn Enterprises unitholders	$—	$142	$—
Non-cash investment segment contribution	$—	$185	$—
Acquisition of non-controlling interest in CVR	$—	$—	$135
Construction in progress additions included in liabilities	$33	$36	$62
Changes in accounts payable relating to construction in progress additions	$(11)	$(23)	$26

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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 10, "Debt," and the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned 108,810,845, or approximately 88.4%, of Icahn Enterprises' outstanding depositary units as of December 31, 2014.
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Automotive, Energy, Metals, Railcar, Gaming, Food Packaging, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings (unless otherwise noted), and investment activity and expenses associated with the Holding Company. Further information regarding our continuing reportable segments is contained in Note 3, “Operating Units,” and Note 13, “Segment and Geographic Reporting.”
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates in Preparation of Financial Statements
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. The more significant estimates include: (1) the valuation allowances of accounts receivable and inventory; (2) the valuation of goodwill, indefinite-lived intangible assets and long-lived assets; (3) deferred tax assets; (4) environmental liabilities; (5) fair value of investments and derivatives; and (6) post-employment benefit liabilities. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.
Cash and Cash Equivalents
We consider short-term investments, which are highly liquid with original maturities of three months or less at date of purchase, to be cash equivalents.
Cash Held at Consolidated Affiliated Partnerships and Restricted Cash
Cash held at consolidated affiliated partnerships primarily consists of cash and cash equivalents held by our Investment Funds (as defined herein) that, although not legally restricted, is not available to fund the general liquidity needs of the Investment segment or Icahn Enterprises. Restricted cash primarily relates to cash pledged and held for margin requirements on derivative transactions.
Our consolidated restricted cash balance was approximately $1.3 billion and $330 million as of December 31, 2014 and 2013, respectively.
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
Investments held by the Investment segment are accounted for as trading securities. Our Investment segment applies the fair value option to those investments that are otherwise subject to the equity method.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due From Brokers.   Due from brokers represents cash balances with the Investment Funds' clearing brokers and is included in other assets in the consolidated balance sheets. These funds as well as fully-paid for and marginable securities are essentially restricted to the extent that they serve as collateral against securities sold, not yet purchased.  Due from brokers may also include unrestricted balances with derivative counterparties.
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
See Note 5, “Investments and Related Matters,” and Note 6, “Fair Value Measurements,” for a detailed discussion of our investments.
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of December 31, 2014 was each approximately $11.6 billion. The carrying value and estimated fair value of our long-term debt as of December 31, 2013 was approximately $9.3 billion and $9.4 billion, respectively.
Fair Value Option for Financial Assets and Financial Liabilities
The fair value option gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value pursuant to the provisions of the FASB ASC Topic 825, Financial Instruments. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. In estimating the fair value for financial instruments for which the fair value option has been elected, we use the valuation methodologies in accordance to where the financial instruments are classified within the fair value hierarchy as discussed in Note 6, “Fair Value Measurements.” For our Investment segment, we apply the fair value option to our investments that would otherwise be accounted under the equity method.
Derivatives
From time to time, our subsidiaries enter into derivative contracts, including purchased and written option contracts, swap contracts, futures contracts and forward contracts. U.S. GAAP requires recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item or are deferred and reported as a component of accumulated other comprehensive loss and subsequently recognized in earnings when the hedged item affects earnings. The change in fair value of the ineffective portion of a financial instrument, determined using the hypothetical derivative method, is recognized in earnings immediately. The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

earnings. Cash flows related to hedging activities are included in the operating section of the consolidated statements of cash flows. For further information regarding our derivative contracts, see Note 7, “Financial Instruments.”
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
Inventories, Net
Inventories, net consists of the following:

	December 31,
	2014	2013
	(in millions)
Raw materials	$450	$499
Work in process	244	252
Finished goods	1,185	1,151
	$1,879	$1,902
Automotive, Railcar, Food Packaging, and Home Fashion Segment Inventories. Our Automotive, Railcar, Food Packaging and Home Fashion segment inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out basis method ("FIFO"). The cost of manufactured goods includes the cost of materials, direct labor and manufacturing overhead. Our Automotive, Railcar, Food Packaging and Home Fashion segments reserve for estimated excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.
Energy Inventories. Our Energy segment inventories consist primarily of domestic and foreign crude oil, blending stock and components, work in progress, fertilizer products, and refined fuels and by-products. Inventories are valued at the lower of FIFO cost, or market for fertilizer products, refined fuels and by-products for all periods presented. Refinery unfinished and finished products inventory values were determined using the ability-to-bear process, whereby raw materials and production costs are allocated to work-in-process and finished goods based on their relative fair values. Other inventories, including other raw materials, spare parts and supplies, are valued at the lower of moving-average cost, which approximates FIFO, or market. The cost of inventories includes inbound freight costs.
Due to the current crude environment and subsequent reduction in sales price for our Energy segment's petroleum business' refined products, our Energy segment recorded a lower of FIFO cost or market inventory adjustment of $37 million for the year ended December 31, 2014.
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
Property, Plant and Equipment, Net
Buildings and improvements, and machinery, equipment and furniture are stated at cost less accumulated depreciation unless declines in the values of the fixed assets are considered other than temporary, at which time the property is written down to net realizable value. Depreciation is principally computed using the straight-line method over the estimated useful lives of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the particular property or equipment, as follows: buildings and improvements, four to 40 years; furniture, fixtures and equipment, one to 40 years. Leasehold improvements are amortized over the life of the lease or the life of the improvement, whichever is shorter.
Maintenance and repairs are charged to expense as incurred. The cost of additions and improvements is capitalized and depreciated over the remaining useful lives of the assets. Railcars leased to others are stated at cost less accumulated depreciation unless declines in the values of the leased railcars are considered other than temporary, at which time they are written down to net realizable value. Railcars leased to others that were transferred from entities under common control are stated at net book value. Railcars are depreciated on a straight-line basis over 25 to 30 years from the original date placed in service.
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
Planned Major Maintenance Costs - Energy
The direct-expense method of accounting is used for planned major maintenance activities. Maintenance costs are recognized as expense when maintenance services are performed. Planned major maintenance activities for CVR's nitrogen plant generally occur every two to three years. The required frequency of the maintenance varies by unit for the refineries, but generally is every four to five years.
During an outage at CVR's Coffeyville refinery in 2014, our Energy segment accelerated certain planned turnaround activities scheduled for 2015 and incurred $6 million in turnaround expenses for the year ended December 31, 2014. CVR's Coffeyville refinery completed the second phase of a two-phase turnaround project during the first quarter of 2012. The first phase was completed during the fourth quarter of 2011. During the fluid catalytic cracking unit ("FCCU") outage at the Wynnewood refinery, our Energy segment accelerated certain planned turnaround activities previously scheduled for 2016 and incurred $1 million in turnaround expenses for the year ended December 31, 2014. The Wynnewood refinery completed a turnaround maintenance in the fourth quarter of 2012, incurring $102 million of expenses for the period May 5, 2012 through December 31, 2012. During the fourth quarter of 2012, CVR's nitrogen fertilizer facilities completed a previously scheduled major turnaround, incurring $5 million of expenses for the period May 5, 2012 through December 31, 2012.
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
For accounting purposes, earnings prior to dates of acquisitions or investments in joint ventures of entities under common control are excluded from the computation of basic and diluted income per LP unit as such earnings are allocated to our general partner or non-controlling interests. Accordingly, earnings from ARL prior to our investment on October 2, 2013 have been allocated to Mr. Icahn and his affiliates non-controlling interests, and therefore are excluded from the computation of basic and diluted income (loss) per LP unit. In addition, on August 24, 2012, Mr. Icahn and his affiliates contributed his interest of IEP Energy to us in exchange for our depositary units. Net income allocable to the general partner for the period May 5, 2012 through August 23, 2012, the period in which Mr. Icahn and his affiliates' ownership in IEP Energy, other than Icahn Enterprises' ownership, were considered under common control and thus, were excluded from computation of basic and diluted income per LP unit. See Note 4, "Related Party Transactions-Energy," for further discussion regarding this transaction.
Acquisition, Investments and Disposition of Entities under Common Control

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
U.S. GAAP provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely to be recognized upon ultimate settlement with the taxing authority is recorded. See Note 14, “Income Taxes,” for additional information.
Revenue and Expense Recognition
Automotive
Revenue Recognition:   Federal-Mogul records sales when products are shipped and the risks and rewards of ownership have transferred to the customer, the sales price is fixed and determinable, and the collectability of revenue is reasonably assured. Accruals for sales returns and other allowances are provided at point of sale based upon past experience. Adjustments to such returns and allowances are made as new information becomes available.
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
Shipping and Handling Costs:   Federal-Mogul recognizes shipping and handling costs as incurred as a component of cost of products sold in the consolidated statements of operations.
Engineering and Tooling Costs:   Pre-production tooling and engineering costs that Federal-Mogul will not own and that will be used in producing products under long-term supply arrangements are expensed as incurred unless the supply arrangement provides it with the noncancelable right to use the tools, or the reimbursement of such costs is agreed to by the customer. Pre-production tooling costs that are owned by Federal-Mogul are capitalized as part of machinery and equipment, and are depreciated over the shorter of the tool’s expected life or the duration of the related program.
Research and Development:   Federal-Mogul expenses research and development (“R&D”) costs as incurred. R&D expense, including product engineering and validation costs, was $192 million, $177 million and $179 million for 2014, 2013 and 2012, respectively.
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
Our Energy segment also engages in trading activities, whereby it enters into agreements to purchase and sell refined products with third parties. Our Energy segment acts as a principal in these transactions, taking title to the products in

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purchases from counterparties, and accepting the risks and rewards of ownership. Our Energy segment records revenue for the gross amount of the sales transactions, and records cost of goods sold in our consolidated financial statements.
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
Railcar
Revenue recognition: Revenues from manufactured railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and title transfer, which is when the risk for any damage or loss with respect to the railcars passes to the customer. Amounts billed prior to meeting revenue recognition criteria are accounted for as deferred revenue which is included in accrued expenses and other liabilities in our consolidated balance sheets. Revenues from railcar leasing are recognized on a straight-line basis per terms of the lease. If railcars are sold under a lease that is less than one year old, the proceeds from the railcars sold that were on lease will be shown on a gross basis in revenues and cost of revenues at the time of sale. Sales of leased railcars that have been on lease for more than one year are recognized as a net gain or loss from the disposal of the long-term asset as a component of earnings from operations. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with our Railcar segment's contractual terms. Revenues from railcar maintenance services are recognized upon completion. Our Railcar segment does not currently bundle railcar service contracts with new railcar sales. Revenues from engineering and field services are recognized as performed.
Our Railcar segment records amounts billed to customers for shipping and handling as part of net sales and other revenues from operations in our consolidated statements of operations and records related costs in cost of goods sold and other expenses from operations.
Our Railcar segment presents any sales tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on a net basis.
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
In May 2014, the FASB issued ASU No. 2014-09, creating a new topic, FASB ASC Topic 606, Revenue from Contracts with Customers, superseding revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016, using one of two retrospective application methods. Early adoption is not permitted. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In June 2014, the FASB issued ASU No. 2014-12, which amends FASB Topic 718, Compensation-Stock Compensation. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in FASB ASC Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This ASU is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. We are currently evaluating the impact that the adoption of this guidance will have on our financial position, results of operations, comprehensive income, cash flows and disclosures.
In November 2014, the FASB issued ASU No. 2014-17, which amends FASB Topic 805, Business Combinations. This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The ASU became effective on November 18, 2014. The adoption of this guidance did not have any effect on our financial position, results of operations, comprehensive income, cash flows and disclosures.
In January 2015, the FASB issued ASU No. 2015-01, which amends FASB ASU Topic 220-20, Income Statement - Extraordinary and Unusual Items. This ASU eliminates from GAAP the concept of extraordinary items. Although the ASU will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We currently anticipate that the adoption of this guidance will have no impact on our financial position, results of operations, comprehensive income, cash flows and disclosures.
In February 2015, the FASB issued ASU No. 2015-02, which amends FASB ASU Topic 810, Consolidations. This ASU amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. This ASU requires that limited partnerships and similar legal entities provide partners with either substantive substantive kick-out rights or substantive participating rights over the general partner in order to be considered a voting interest entity. The specialized consolidation model and guidance for limited partnerships and similar legal entities have been eliminated. There is no longer a presumption that a general partner should consolidate a limited partnership. For limited partnerships and similar legal entities that qualify as voting interest entities, a limited partner with a controlling financial interest should consolidate a limited partnership. A controlling financial interest may be achieved through holding a limited partner interest that provides substantive kick-out rights. The standard is effective for annual periods beginning after December 15, 2015. We are currently evaluating the standard and the impact on our consolidated financial statements and footnote disclosures.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Filing Status of Subsidiaries
Federal-Mogul Corporation (“Federal-Mogul”), CVR Energy, Inc. ("CVR"), American Railcar Industries, Inc. (“ARI”) and Tropicana Entertainment Inc. (“Tropicana”) are each a public reporting entity under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and file annual, quarterly and current reports and proxy and information statements with the Securities and Exchange Commission ("SEC"). Each of these reports is publicly available at www.sec.gov.

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
The fair value of our interest in the Investment Funds was approximately $4.3 billion and $3.7 billion as of December 31, 2014 and 2013, respectively.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 3, 2014, Federal-Mogul announced its plan to separate its Powertrain and Motorparts businesses into two independent, publicly-traded companies serving the global original equipment and aftermarket industries. The planned separation will be implemented through a tax-free distribution of Federal-Mogul’s Motorparts business to shareholders of Federal-Mogul Holdings Corporation. Completion of the transaction is subject to customary conditions, including among others, Federal-Mogul’s receipt of an IRS ruling or opinion of counsel to the effect that the distribution will qualify as a transaction that is generally tax-free for U.S. Federal Income tax purposes; as well as effectiveness of a Form 10 Registration Statement to be filed with the SEC.
On February 24, 2015, Federal-Mogul announced that it would defer the previously announced spin-off of its Motorparts business to allow for the integration of its recently completed brake component, chassis and valvetrain acquisitions and to recognize the benefits of the strategic initiatives in the Motorparts business.   As a result of the deferral and the recent closing of the acquisition of TRW 's (as defined below) valvetrain business, Federal-Mogul will commence a common stock rights offering to strengthen its balance sheet. Federal-Mogul’s board of directors intends to revisit the timing of the spin-off prior to year-end.  Meanwhile Federal-Mogul will continue to operate as two separate, independent businesses. No assurances can be given regarding the ultimate timing of the separation or that it will be consummated. See Note 18, "Subsequent Events - Automotive," for further discussion regarding the common stock rights offering.
Acquisitions
On May 1, 2014, Federal-Mogul completed the Affinia Group Inc. ("Affinia") chassis business acquisition (the "Affinia Acquisition"). This business serves leading U.S. aftermarket customers with private label chassis product lines and will allow Federal-Mogul to broaden its product offering, provide operational synergies and better service customers globally. The purchase price was $149 million, net of acquired cash.
With respect to the Affinia Acquisition, in accordance with FASB ASC Topic 805, Business Combinations, Federal-Mogul allocated $71 million to tangible net assets, $26 million to goodwill and $51 million to other intangible assets based on the fair values of the net assets acquired as of the acquisition date. The valuation of net assets was performed utilizing cost, income and market approaches.
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
During the year ended December 31, 2014, Federal-Mogul recorded an aggregate $7 million in transaction related expenses associated with the Affinia and Honeywell Acquisitions which are reflected in selling, general and administrative expenses within the consolidated statements of operations.
On February 6, 2015, certain subsidiaries of Federal-Mogul finalized an agreement with TRW Automotive Inc. (“TRW”), a Michigan Corporation, to purchase certain business assets of the TRW engine components business. See Note 18, "Subsequent Events - Automotive," for further discussion.
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
Subsequent to December 31, 2014, Federal-Mogul announced its intention to launch a registered rights offering to raise $250 million in order to strengthen its balance sheet. See Note 18, "Subsequent Events - Automotive," for further discussion.
As of December 31, 2014, we owned approximately 80.7% of the total outstanding common stock of Federal-Mogul.
Accounts Receivable, net

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $306 million and $271 million as of December 31, 2014 and 2013, respectively. Of those gross amounts, $293 million and $258 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable; however, as of both December 31, 2014 and 2013, Federal-Mogul had withdrawn all such cash. Proceeds from the transfers of accounts receivable qualifying as sales were approximately $1.7 billion, $1.5 billion and $1.5 billion for the years ended December 31, 2014, 2013 and 2012, respectively.
For the years ended December 31, 2014, 2013 and 2012, expenses associated with transfers of receivables were $6 million, $7 million and $7 million, respectively, and were recorded in the consolidated statements of operations within other income (loss), net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not recorded as a result of such activities.
Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposures to Federal-Mogul associated with certain of these facilities' terms were $17 million and $21 million at December 31, 2014 and 2013, respectively. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of December 31, 2014 and 2013, Federal-Mogul estimated the loss to be immaterial.
Restructuring
During the years ended December 31, 2014, 2013 and 2012, Federal-Mogul recorded an aggregate of $86 million, $40 million and $26 million in restructuring charges, respectively. These restructuring charges, primarily consisting of employee costs and headcount reductions, pertain to all restructuring programs that Federal-Mogul has initiated in order to improve its operating performance.
Federal-Mogul has approved and initiated restructuring activities as a part of a broader initiative to improve operating performance and reduce costs. As such, Federal-Mogul will continue to evaluate its activities and opportunities to align its business with its executive management's strategy. The total expected cost for the certain restructuring programs that commenced in the first quarter of 2013 is $134 million, of which $127 million pertains to employee costs and $7 million pertains to facility closure and other exit costs. In connection with these restructuring programs, Federal-Mogul recorded $82 million and $39 million in charges for the years ended December 31, 2014 and 2013, respectively, substantially all of which pertain to employee costs, with an estimated future additional restructuring cost of $13 million, all of which pertain to employee costs.
Energy
We conduct our Energy segment through our majority ownership in CVR. CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate ("UAN") and ammonia. As of December 31, 2014, following various equity offerings as discussed below, CVR owned 100% of the general partners of CVR Refining and CVR Partners and approximately 66% of the common units of CVR Refining and 53% of the common units of CVR Partners.
As of December 31, 2014, we owned 82.0% of the total outstanding common stock of CVR. In addition, as of December 31, 2014, as a result of purchasing common units of CVR Refining as discussed below, we directly owned approximately 4.0% of the total outstanding common units of CVR Refining.
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
As a result of these equity offerings during 2013, our consolidated equity increased by an aggregate of $990 million, of which $902 million was attributable to non-controlling interests and $88 million was attributable to both Icahn Enterprises and Icahn Enterprises Holdings. These offerings are reflected in the caption entitled "Proceeds from subsidiary equity offerings," within the consolidated statement of equity changes.
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
As a result of the Follow-on Offering during 2014, our consolidated equity increased by an aggregate of $160 million, of which $150 million was attributable to non-affiliated non-controlling interests and $10 million was attributable to both Icahn Enterprises and Icahn Enterprises Holdings. These offerings are reflected in the caption entitled "Subsidiary equity offering," within the consolidated statement of equity changes.
Petroleum Business
Petroleum business. CVR Refining's petroleum business includes a 115,000 barrels per calendar day ("bpcd") rated capacity complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a 70,000 bpcd rated capacity complex crude oil refinery in Wynnewood, Oklahoma. The Coffeyville refinery is situated on approximately 440 acres in southeast Kansas, approximately 100 miles from Cushing, Oklahoma, a major crude oil trading and storage hub. The Wynnewood refinery is situated on approximately 400 acres located approximately 65 miles south of Oklahoma City, Oklahoma and approximately 130 miles from Cushing, Oklahoma.
In addition to the refineries, CVR's petroleum business owns and operates the following: (1) a crude oil gathering system with a gathering capacity of approximately 60,000 bpd serving Kansas, Oklahoma, Missouri, Nebraska and Texas; (2) a 170,000 bpd pipeline system (supported by approximately 336 of CVR's owned and leased pipeline) that transports crude oil to its Coffeyville refinery from its Broome Station facility near Caney, Kansas; (3) over 6.0 million barrels of company owned and leased crude oil storage capacity; (4) a rack marketing division supplying product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and at throughput terminals on Magellan and NuStar Energy, LP's ("NuStar") refined products distribution systems; and (5) approximately 4.5 million barrels of combined refinery related storage capacity.
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
ARI manufactures railcars that are offered for sale or lease, custom and standard designed railcar components and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, industrial companies, shippers and Class I railroads. ARI leases railcars that it manufactures to certain markets. ARI provides railcar services consisting of railcar repair services, ranging from full to light repair, engineering and on-site repairs and maintenance through its various repair facilities, including mini-shops and mobile units.
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
As of December 31, 2014, we owned approximately 55.6% of the total outstanding common stock of ARI.
Gaming
We conduct our Gaming segment through our majority ownership in Tropicana. Tropicana currently owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The eight casino facilities it operates feature approximately 390,900 square feet of gaming space with 8,035 slot machines, 304 table games and 5,525 hotel rooms with two casino facilities located in Nevada and one in each of Mississippi, Missouri, Indiana, Louisiana, New Jersey and Aruba.
As of December 31, 2014, we owned approximately 67.9% of the total outstanding common stock of Tropicana.
Acquisition and Disposition
On April 1, 2014, a wholly owned subsidiary of Tropicana acquired the Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri (collectively, "Lumière") for a cash purchase price of $261 million, which includes a working capital adjustment as of the acquisition date.
A valuation of the assets of Lumière resulted in $252 million allocated to tangible net assets and $9 million allocated to other intangible assets based on fair values as of the acquisition date. The valuation of net assets was performed utilizing cost, income and market approaches.
On July 1, 2014, Tropicana sold its River Palms Hotel and Casino ("River Palms") to Nevada Restaurant Services, Inc. and its affiliate, Laughlin Hotel, LLC. Pursuant to the terms of the asset purchase agreement, substantially all of the assets associated with the operation of River Palms were sold for $7 million in cash. Concurrently with the sale, Tropicana leased back River Palms until September 2014 when Tropicana terminated the lease and discontinued its operation of River Palms.
Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

poultry industry. Viskase currently operates nine manufacturing facilities and nine distribution centers throughout North America, Europe, South America and Asia and derives approximately 72% of its total net sales from customers located outside the United States.
During 2013, we acquired additional shares of Viskase common stock. As of December 31, 2014, we owned approximately 73.5% of the total outstanding common stock of Viskase.
Real Estate
Our Real Estate segment consists of rental real estate, property development and resort activities.
As of December 31, 2014, we owned 29 commercial rental real estate properties. Our property development operations are run primarily through Bayswater Development LLC, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida include land for future residential development of approximately 267 and 1,328 units of residential housing, respectively. Both developments operate golf and resort operations as well. In addition, our Real Estate segment owns an unfinished development property and a partially developed casino, located on approximately 23 acres in Las Vegas, Nevada.
As of December 31, 2014 and 2013, $31 million and $56 million, respectively, of the net investment in financing leases and net real estate leased to others which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.
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
Consolidated Anticipated Future Receipts
The following is a summary of the consolidated anticipated future receipts of the minimum lease payments receivable under the financing and operating method on a consolidated basis at December 31, 2014:

Year	Amount
(in millions)
2015	$434
2016	400
2017	344
2018	275
2019	166
Thereafter	166
$1,785

4.	Related Party Transactions.
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
Investment
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. During 2014 and 2013, affiliates of Mr. Icahn invested $500 million and $45 million, respectively, in the Investment Funds. As further discussed in Note 7, "Financial Instruments - Investment Segment and Holding Company," the Investment Funds are parties to swap agreements with respect to shares of the S&P 500 ETF Trust (“SPDR”). On August 19, 2013, certain of the Investment Funds assigned an aggregate 7.7 million SPDR shares to Koala Holdings LP and its subsidiary (collectively, "Koala"), an affiliate of Mr. Icahn's. In addition, certain of the Investment Funds distributed $185 million to Koala. As of December 31, 2014 and 2013, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings) was approximately $4.8 billion and $4.7 billion, respectively, representing approximately 53% and 56%, respectively, of the Investment Funds' asset under management.
Icahn Capital LP ("Icahn Capital") pays for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent); such expenses shall be allocated to Icahn Capital in accordance with each investor's capital accounts in the Investment Funds. Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds, generally when such expenses are paid. For the years ended December 31, 2014, 2013, and 2012, $155 million, $113 million and $23 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.
Automotive
As described in Note 10, "Debt - Automotive," on December 6, 2013, Federal-Mogul entered into a backstop commitment letter ("Backstop Commitment") with High River Limited Partnership ("High River"), an affiliate of Mr. Icahn, in favor of Federal-Mogul with respect to its existing Tranche B term loan. The Backstop Commitment provides that if Federal-Mogul is unable to refinance its Tranche B term loan on or prior to September 27, 2014, High River or an affiliate thereof with at least the same net worth will provide loan financing of up to $1.6 billion to Federal-Mogul and its subsidiaries on arms-length terms to provide the funding necessary to repay the Tranche B term loan. The High River loan will be subject to negotiation and execution of definitive documentation to be approved by the independent directors of Federal-Mogul. Due to the refinancing of Federal-Mogul's term loans, the backstop commitment letter provided to Federal-Mogul on December 6, 2013 from High River Limited Partnership, an affiliate of Mr. Carl C. Icahn, was terminated.
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
Railcar
ARL
Prior to October 2, 2013, ARL was a railcar leasing company which was wholly owned and controlled by Mr. Icahn. Earlier in 2013, ARL became a wholly owned subsidiary of IRL Holding LLC ("IRL") which was also wholly owned and controlled by Mr. Icahn. ARL had, for some time, been purchasing railcars from ARI on a non-exclusive basis. In addition, ARL had entered into an agreement to manage a fleet of ARI-produced railcars owned by our subsidiary, AEP Leasing LLC ("AEP Leasing"), a subsidiary of American Enterprise Properties Corporation.
 On September 20, 2013, AEP purchased the remainder of the management agreement between AEP Leasing and ARL for $21 million; ARL then distributed $71 million in cash and $171 million in notes receivable (including interest accrued) to IRL.
On October 2, 2013, our subsidiaries, AEP and IEP Energy Holding LLC, entered into a contribution agreement with ARL and IRL pursuant to which AEP contributed $279 million in cash to ARL; on January 1, 2014, AEP contributed the fair market value of its 100% interest in AEP Leasing to ARL; and in exchange, AEP received a 75% membership interest in ARL. ARL then incurred additional debt of $381 million (the "ARL Financing") in February 2014. Pursuant to the ARL Contribution

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Agreement, ARL distributed $381 million to IRL on February 24, 2014. In connection with this debt financing transaction, ACF Industries Holding LLC, an affiliate, has provided an unconditional guaranty in respect of the debt incurred for the ARL Financing.
ARL had a secured promissory note (the "Icahn Note") dated October 28, 2004 from Mr. Icahn for $165 million, bearing interest of prime plus 1.75%. Pursuant to the ARL Contribution Agreement, the Icahn Note (with a balance of $171 million, including accrued interest) was distributed to IRL in October 2013. For the years ended December 31, 2013 and 2012, ARL received interest income of $6 million and $8 million, respectively.
These transactions were approved by a special committee of independent members of our board of directors. The special committee was advised by its own legal counsel and independent financial adviser with respect to the transactions. The special committee received an opinion from its financial adviser as to the fairness to us, from a financial point of view, of the consideration paid by us.
Agreements with ACF Industries LLC
In January 2013, ARI entered into a purchasing and engineering services agreement and license with ACF Industries LLC ("ACF"), an affiliate of Mr. Icahn. The agreement was unanimously approved by the independent directors of ARI’s and Icahn Enterprises' audit committee on the basis that the terms of the agreement were not materially less favorable to ARI than those that could have been obtained in a comparable transaction with an unrelated person. Under this agreement, ARI provides purchasing support and engineering services to ACF in connection with ACF’s manufacture and sale of tank railcars at its facility in Milton, Pennsylvania. Additionally, ARI has granted ACF a nonexclusive, non-assignable license to certain of ARI’s intellectual property, including certain designs, specifications, processes and manufacturing know-how required to manufacture and sell tank railcars during the term of the agreement. In August 2014, ARI and ACF amended this agreement to, among other things, extend the termination date from December 31, 2014 to December 31, 2015, subject to certain early termination events.
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
Revenues of $19 million and $12 million for the years ended December 31, 2014 and 2013, respectively, were recorded for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF.
In April 2013, AEP Leasing entered into an agreement ("ACF Agreement") with ACF whereby AEP Leasing agreed to purchase 1,050 railcars from ACF in 2013 and 2014 for an aggregate purchase price of approximately $150 million. Additionally, AEP Leasing had an option that was exercisable any time prior to September 1, 2014 to purchase an additional 500 railcars for an aggregate purchase price of approximately $70 million. During the second quarter of 2014, AEP Leasing exercised its option to purchase an additional 296 railcars for an aggregate purchase price of $43 million.
The ACF Agreement was assumed by ARL in connection with our purchase of a 75% economic interest in ARL. The ACF Agreement was unanimously approved by Icahn Enterprises' audit committee consisting of independent directors, who were advised by independent counsel and an independent financial advisor on the basis that the terms were not less favorable than those terms that could have been obtained in a comparable transaction with an unaffiliated third party. Under this agreement, purchases of railcars by our Railcar segment from ACF were $127 million and $57 million for the years ended December 31, 2014 and 2013, respectively.

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
In December 2012, Icahn Sourcing advised Icahn Enterprises that effective January 1, 2013 it would restructure its ownership and change its name to Insight Portfolio Group LLC (“Insight Portfolio Group”).  In connection with the restructuring, Icahn Enterprises Holdings acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of Icahn Enterprises Holdings, including Federal-Mogul, CVR, Tropicana, ARI, ARL, Viskase, PSC Metals and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. A number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses.  For each of the years ended December 31, 2014 and 2013, we and certain of our subsidiaries paid certain of the Insight Portfolio Group's operating expenses of approximately $2 million.

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
Our Investment segment applied the fair value option to certain of its investments that would have otherwise been subject to the equity method of accounting.  As of both December 31, 2014 and 2013, the fair value of these investments was less than $1 million. During the years ended December 31, 2014, 2013 and 2012, our Investment segment recorded gains of less than $1 million, $140 million and $310 million, respectively, associated with these investments. Such amounts are included in net gain from investment activities in our consolidated statements of operations. Included in these investment gains and losses is the Investment Funds' gains and losses in The Hain Celestial Group, Inc. (“Hain”) and Metro-Golden-Mayer Inc. ("MGM"). As of December 31, 2014, the Investment Funds no longer held any shares of Hain or MGM. The General Partners have applied the fair value option to their previously held investments in Hain and MGM.
The portion of trading (losses) gains that relates to trading securities still held by our Investment segment for the years ended December 31, 2014, 2013 and 2012 was $(570) million, $2.9 billion and $697 million, respectively.
We believe that these investments to which we applied the fair value option are not material, individually or in the aggregate, to our consolidated financial statements.
Other Segments
The carrying value of investments held by our Automotive, Energy, Railcar and Gaming segments and the Holding Company consist of the following:

	December 31,
	2014	2013
	(in millions)
Equity method investments	$298	$284
Other investments	241	151
	$539	$435

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment
The following table summarizes the valuation of the Investment Funds' investments and derivative contracts by the above fair value hierarchy levels as of December 31, 2014 and 2013:

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments:
Equity securities:
Communications	$2,846	$—	$—	$2,846	$820	$—	$—	$820
Consumer, non-cyclical	2,308	—	—	2,308	3,344	178	—	3,522
Consumer, cyclical	436	—	—	436	414	—	—	414
Diversified	23	—	—	23	29	—	—	29
Energy	1,895	—	—	1,895	3,050	—	—	3,050
Financial	417	—	—	417	300	—	—	300
Funds	—	—	—	—	—	6	—	6
Industrial	79	20	—	99	—	—	—	—
Technology	5,635	—	—	5,635	3,173	—	—	3,173
	13,639	20	—	13,659	11,130	184	—	11,314
Corporate debt:
Consumer, cyclical	—	—	75	75	—	—	287	287
Energy	—	19	—	19	—	—	—	—
Financial	—	7	—	7	—	11	—	11
Sovereign debt	—	—	—	—	—	5	—	5
Utilities	—	28	—	28	—	29	—	29
	—	54	75	129	—	45	287	332
Mortgage-backed securities:
Financial	—	173	—	173	—	180	—	180
	13,639	247	75	13,961	11,130	409	287	11,826
Derivative contracts, at fair value(1)	—	3	—	3	—	—	—	—
	$13,639	$250	$75	$13,964	$11,130	$409	$287	$11,826
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$—	$—	$—	$—	$44	$—	$—	$44
Consumer, cyclical	334	—	—	334	787	—	—	787
Financial	—	—	—	—	45	—	—	45
Funds	—	—	—	—	—	8	—	8
	334	—	—	334	876	8	—	884
Debt securities:
Energy	—	3	—	3	—	—	—	—
	334	3	—	337	876	8	—	884
Derivative contracts, at fair value(2)	—	614	—	614	—	639	—	639
	$334	$617	$—	$951	$876	$647	$—	$1,523

(1)	Included in other assets in our consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in investments measured at fair value for which our Investment segment has used Level 3 input to determine fair value are as follows:

	Year Ended December 31,
	2014	2013
	(in millions)
Balance at January 1	$287	$288
Gross realized and unrealized (losses) gains	(100)	4
Gross proceeds	(2)	(5)
Distribution-in-kind	(110)	—
Balance at December 31	$75	$287
Unrealized losses of $68 million are included in earnings related to Level 3 investments still held at December 31, 2014 by our Investment segment. Total realized and unrealized gains and losses recorded for Level 3 investments are reported in net gain from investment activities in our consolidated statements of operations.
The Investment Funds owned one Level 3 corporate debt investment at December 31, 2014.  In prior periods, in determining the fair value of this investment, we performed a yield analysis of comparable loans to which we applied a risk premium. As a result of the underlying company’s performance and bankruptcy filing in the third quarter of 2014, however, we determined that it was more appropriate to measure the fair value of our debt investment through an enterprise value analysis. This resulted in a lower valuation as of December 31, 2014. In addition, on June 30, 2014, the Investment Funds made a distribution-in-kind of this corporate debt investment in the amount of $110 million to the Holding Company.
Other Segments and Holding Company
The following table summarizes the valuation of our Automotive and Energy segments and our Holding Company investments and derivative contracts by the above fair value hierarchy levels as of December 31, 2014 and 2013:

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Marketable equity and debt securities	$75	$3	$75	$153	$1	$—	$—	$1
Trading securities	—	—	55	55	—	—	116	116
Derivative contracts, at fair value(1)	—	47	—	47	—	1	—	1
	$75	$50	$130	$255	$1	$1	$116	$118
Liabilities
Other liabilities	$—	$50	$—	$50	$—	$16	$—	$16
Derivative contracts, at fair value(2)	—	2	—	2	—	35	—	35
	$—	$52	$—	$52	$—	$51	$—	$51

(1)	Amounts are classified within other assets in our consolidated balance sheets.

(2)	Amounts are classified within accrued expenses and other liabilities in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in trading securities measured at fair value for which our Holding Company have used Level 3 input to determine fair value are as follows:

	Year Ended December 31,
	2014	2013
	(in millions)
Balance at January 1	$116	$81
Purchases	—	67
Distribution-in-kind	110	—
Gross realized and unrealized losses	(96)	(32)
Balance at December 31	$130	$116
Unrealized losses of $96 million are included in earnings related to Level 3 investments still held at December 31, 2013 by our Holding Company. Total realized and unrealized gains and losses recorded for Level 3 investments are reported in net gain (loss) from investment activities in our consolidated statements of operations.
As discussed above, on June 30, 2014, the Investment Funds made a distribution-in-kind of a certain Level 3 corporate debt investment in the amount of $110 million to the Holding Company. The fair value of this investment was determined through an enterprise value analysis as of December 31, 2014. In addition, as of December 31, 2014, the Holding Company held a certain security which lacked observable market data due to limited market activity for that security, and accordingly, was valued based on trading EBITDA multiples and enterprise value to resource ratios of market comparables.
Assets measured at fair value on a nonrecurring basis during the years ended December 31, 2014 and 2013 are set forth in the table below:

	December 31, 2014		December 31, 2013
	Level 3	Recognized	Level 3	Recognized
Category	Asset	Loss	Asset	Loss
	(in millions)
Property, plant and equipment	$53	$27	$74	$16
Equity method investments	10	5	—	—
Goodwill	827	103	—	—
We determined the fair value of property, plant and equipment by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize and through the use of valuation specialists. The fair value of goodwill is based on our preliminary goodwill impairment analysis for our Energy segment as of December 1, 2014. The fair values were determined based upon consideration of various valuation methodologies, including projected cash flows discounted at rates commensurate with the risks involved, guideline transaction multiples, and multiples of current and future earnings. Refer to Note 8, "Goodwill and Intangible Assets, Net," for further discussion relating to our goodwill impairment analysis.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our Automotive segment's defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. Plans:
Cash	$44	$—	$—	$44	$33	$—	$—	$33
Investments with registered investment companies:
Equity securities	314	—	—	314	347	—	—	347
Fixed income securities	166	—	—	166	135	—	—	135
Real estate and other	25	—	—	25	23	—	—	23
Equity securities	231	—	—	231	242	—	—	242
Fixed income collective trust	—	—	—	—	—	—	—	—
Debt securities:
Corporate and other	—	21	—	21	—	22	—	22
Government	16	4	—	20	14	8	—	22
Hedge funds	—	—	91	91	—	—	85	85
	$796	$25	$91	$912	$794	$30	$85	$909
Non-U.S. Plans:
Insurance contracts	$—	$—	$41	$41	$—	$—	$44	$44
Investments with registered investment companies:
Fixed income securities	10	—	—	10	7	—	—	7
Equity securities	1	—	—	1	2	—	—	2
Corporate bonds	—	2	—	2	—	2	—	2
	$11	$2	$41	$54	$9	$2	$44	$55

The changes in U.S. and Non-U.S. plan assets measured at fair value for which our Automotive segment has used Level 3 input to determine fair value are as follows:

	Year Ended December 31,
	2014	2013
	(in millions)
U.S. Plans:
Hedge funds:
Balance at January 1	$85	$14
Realized/unrealized gains (losses), net	6	11
Purchases and settlements, net	47	83
Sales, net	(47)	(23)
Balance at December 31	$91	$85

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2014	2013
	(in millions)
Non-U.S. Plans:
Insurance contracts:
Balance at January 1	$44	$42
Realized and unrealized gains, net	2	1
Purchases and settlements, net	6	6
Proceeds	(5)	(6)
Foreign currency exchange rate movements	(6)	1
Balance at December 31	$41	$44
U.S. Plans
As of December 31, 2014, plan assets were comprised of 60% equity investments, 23% fixed income investments, and 17% in other investments which include hedge funds. Approximately 76% of the U.S. plan assets were invested in actively managed investment funds. Federal-Mogul's investment strategy includes a target asset allocation of 50% equity investments, 25% fixed income investments and 25% in other investment types including hedge funds.
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
The following table presents our Food Packaging and Railcar segment's defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. and Non-U.S. Plans:
Asset category:
Cash equivalents	$5	$1	$—	$6	$4	$1	$—	$5
Equity securities	55	28	—	83	66	15	—	81
Fixed income securities	22	1	—	23	21	1	—	22
Other	6	—	21	27	6	—	21	27
	$88	$30	$21	$139	$97	$17	$21	$135

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in U.S. and Non-U.S. plan assets measured at fair value for which our Food Packaging and Railcar segments have used Level 3 input to determine fair value are as follows:

	Year Ended December 31,
	2014	2013
	(in millions)
U.S. and Non-U.S. Plans:
Balance at January 1	$21	$30
Realized and unrealized gains, net	1	3
Purchases and settlements, net	(1)	(12)
Balance at December 31	$21	$21

7.	Financial Instruments.
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
The Investment Funds were parties to swap agreements (“Swaps”) with respect to shares of SPDR S&P 500 ETF Trust ("SPDR").  In August 2013, certain of the Investment Funds assigned their rights and obligations under certain of the Swaps to IEH Investments I LLC (“IEH Investments”), a wholly owned subsidiary of ours, and Koala Holding LP ("Koala"), an affiliate of Mr. Icahn's. Certain of the Investment Funds assigned swaps referencing an aggregate of 9.7 million SPDR shares to IEH Investments and an aggregate 7.7 million SPDR shares to Koala.  In addition, the Investment Funds distributed an aggregate $234 million to IEH Investments and an aggregate $185 million to Koala, amounts equal to the underlying obligations under the assigned Swaps.  During the third quarter of 2014, the Swaps were terminated; IEH Investments held no Swaps as of December 31, 2014. As of December 31, 2013, there were unrealized losses of $14 million with respect to these Swaps.
The Investment Funds may also purchase and write option contracts. As a writer of option contracts, the Investment Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Investment Funds are obligated to purchase or sell, at the holder's option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds' satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets. At December 31, 2014, the maximum payout amounts relating to certain put options written by the Investment Funds were approximately $2.5 billion, of which approximately $2.4 billion related to covered put options on existing short positions on certain stock and credit indices.  At December 31, 2013, the maximum payout amounts relating to certain put options written by the Investment Funds were approximately $8.0 billion, all of which related to covered put options on existing short positions on a certain stock index. As of December 31, 2014 and 2013, there were unrealized (losses) gains of less than $(1) million and $131 million, respectively, with respect to these put options.
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds' derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2014 and 2013 was $614 million and $639 million, respectively.
At December 31, 2014 and 2013, the Investment Funds had approximately $1.2 billion and $255 million, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash in our consolidated balance sheets.
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
Federal-Mogul had commodity price hedge contracts outstanding with combined notional values of $36 million and $51 million at December 31, 2014 and 2013, respectively, substantially all of which mature within one year in each of the respective periods and all of which were designated as hedging instruments for accounting purposes. Unrealized net losses of $1 million and $1 million were recorded in accumulated other comprehensive loss as of December 31, 2014 and 2013, respectively.
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
Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Foreign currency forwards are also used in conjunction with Federal-Mogul's commodity hedging program. As part of its hedging program, Federal-Mogul attempts to limit hedge ineffectiveness by matching terms of the commodity purchases with the hedging instrument. Federal-Mogul had notional values of $12 million of foreign currency hedge contracts outstanding at December 31, 2013, all of which were designated as cash flow hedging instruments for accounting purposes. Federal-Mogul did not hold any foreign currency price hedge contracts as of December 31, 2014. Unrealized net losses of $1 million were recorded in accumulated other comprehensive loss as of December 31, 2013 for the contracts designated as hedging instruments.
During 2013, foreign currency contracts not designated as hedging instruments were entered into by Federal-Mogul in order to offset fluctuations in consolidated earnings caused by changes in currency rates used to translate earnings at foreign subsidiaries into U.S. dollars over 2013. These contracts were not designated as hedging instruments for accounting purposes and were marked to market through the income statement.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk
Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. Federal-Mogul's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of Federal-Mogul's direct sales during the years ended December 31, 2014. Federal-Mogul had two Motorparts customer that accounted for 18% of its net accounts receivable balance as of December 31, 2014. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.
Energy
CVR is subject to price fluctuations caused by supply conditions, weather, economic conditions, interest rate fluctuations and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, CVR from time to time enters into various commodity derivative transactions.
CVR has adopted accounting standards that impose extensive record-keeping requirements in order to designate a derivative financial instrument as a hedge. CVR holds derivative instruments, such as exchange-traded crude oil futures and certain over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges for GAAP purposes. Gains or losses related to the change in fair value and periodic settlements of these derivative instruments are included in other income (loss), net in the consolidated statements of operations. There are no premiums paid or received at inception of the derivative contracts and upon settlement, there is no cost recovery associated with these contracts.
CVR maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the consolidated balance sheets. The maintenance margin balance is included within other assets within consolidated balance sheets. Depending upon the position of the open commodity derivatives as of the reporting date, the amounts are classified either as an asset or liability within the consolidated balance sheets. From time to time, CVR may be required to deposit additional funds into this margin account. CVR had no open commodity positions as of December 31, 2014. The fair value of the open commodity positions as of December 31, 2013 was a net gain of less than $1 million which is included in other assets. For the year ended December 31, 2014, 2013 and for the period May 5, 2012 through December 31, 2012, CVR recognized a net gain (loss) of less than $1 million, $(3) million and $(4) million, respectively, which are included in other income (loss), net in the consolidated statements of operations.
Commodity Swaps
CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the consolidated balance sheets with changes in fair value currently recognized in the consolidated statements of operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. As of December 31, 2014 and 2013, CVR had open commodity hedging instruments consisting of 9.1 million and 23.3 million barrels of crack spreads primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at December 31, 2014 and 2013 was a net asset of $47 million and a net liability of $16 million, respectively. For the years ended December 31, 2014 and 2013, CVR recognized net gains of $187 million and $60 million, respectively, which are recorded in other income (loss), net in the consolidated statements of operations with respects of these commodity swaps. For the period May 5, 2012 through December 31, 2012, CVR recognized a net loss of $176 million with respect of these commodity swaps.
Interest Rate Swap
Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF") has two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements totals $63 million (split evenly between the two agreement dates) and commenced on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rate based on three month LIBOR and pay a fixed rate of 1.975%. Both swap agreements are settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three-month LIBOR as governed by the CRNF credit agreement. At December 31, 2014, the effective rate was approximately 4.56%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense in the consolidated statement of operations. The realized loss on the interest rate swap reclassified from accumulated other comprehensive income ("AOCI") into interest expense was $1 million, $1 million and $1 million for the years ended December 31, 2014 and 2013 and the period May 5, 2012 through December 31, 2012, respectively.
Consolidated Derivative Information
The following table presents the consolidated fair values of our derivatives that are not designated as hedging instruments:

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Not Designated as Hedging Instruments	December 31,		December 31,
	2014	2013	2014	2013
	(in millions)
Equity contracts	$—	$—	$539	$654
Foreign exchange contracts	11	1	—	—
Credit contracts	1	—	85	—
Interest rate contracts	1	—	—	—
Commodity contracts	47	17	—	33
Sub-total	60	18	624	687
Netting across contract types(3)	(10)	(17)	(10)	(17)
Total(3)	$50	$1	$614	$670

(1)	Net asset derivatives are located within other assets in our consolidated balance sheets.

(2)	Net liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.

(3)	Excludes netting of cash collateral received and posted. The total collateral posted at December 31, 2014 and 2013 was $1,248 million and $255 million, respectively, across all counterparties.

The following table presents the effects of our derivative instruments not designated as hedging instruments on the statements of operations for the years ended December 31, 2014, 2013 and 2012:

	Gain (Loss) Recognized in Income(1)
	Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	2014	2013	2012
	(in millions)
Equity contracts	$(1,447)	$(2,167)	$(1,082)
Foreign exchange contracts	213	(80)	(78)
Credit contracts	61	—	1
Commodity contracts	186	64	(180)
	$(987)	$(2,183)	$(1,339)

(1)
Gains (losses) recognized on derivatives are classified in net gain from investment activities in our consolidated statements of operations for our Investment segment and are included in other income (loss), net for all other segments.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2014 and 2013, the volume of our derivative activities based on their notional exposure, categorized by primary underlying risk, are as follows:

	December 31, 2014		December 31, 2013
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Credit default swaps(1)	$389	$1,493	$—	$—
Equity swaps	1	11,312	1	10,508
Foreign currency forwards	—	1,578	12	1,676
Interest rate contracts(2)	—	137	—	63
Commodity contracts	36	234	60	669

(1)
The short notional amount on our credit default swap positions is approximately $9.3 billion as of December 31, 2014. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $1.5 billion.

(2)
The short notional amount on certain of our interest rate contracts with a three month duration is $16.0 billion as of December 31, 2014. We assume that interest rates will not fall below zero and therefore our downside short notional exposure to loss on these contracts is $74 million (of the total $137 million disclosed in the above table).

The following table presents the fair values of our derivative instruments that are designated as cash flow hedging instruments:

	Asset Derivatives(1)		Liability Derivatives(2)
Derivatives Designated as Cash Flow Hedging Instruments	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(in millions)
Interest rate swap contracts	$—	$—	$1	$2
Commodity contracts	1	1	2	2
Foreign currency contracts	—	—	—	1
Sub-total	1	1	3	5
Netting across contract types	(1)	(1)	(1)	(1)
Total	$—	$—	$2	$4

(1)	Located within other assets in our consolidated balance sheets.

(2)	Located within accrued expenses and other liabilities in our consolidated balance sheets.

The following tables present the effect of our derivative instruments that are designated as cash flow hedging instruments on our consolidated financial statements for the years ended December 31, 2014, 2013 and 2012:

Year Ended December 31, 2014
Derivatives Designated as Hedging Instruments	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)	Location of Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Gain Recognized in Income on Derivatives (Ineffective Portion)	Location of Gain Recognized in Income on Derivatives (Ineffective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$—	$(1)	Interest expense	$—
Commodity contracts	—	—	Cost of goods sold	1	Other income, net
Foreign currency contracts	—	(1)	Cost of goods sold	—
	$—	$(2)		$1

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2013
Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Gain Recognized in Income on Derivatives (Ineffective Portion)	Location of Gain Recognized in Income on Derivatives (Ineffective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$1	$(9)	Interest expense	$—
Commodity contracts	(7)	(5)	Cost of goods sold	—
Foreign currency contracts	(1)	—		—
	$(7)	$(14)		$—

Year Ended December 31, 2012
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$(4)	$(38)	Interest expense	$—
Commodity contracts	7	(10)	Cost of goods sold	—
Foreign currency contracts	(2)	1	Cost of goods sold	—
	$1	$(47)		$—

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	December 31, 2014
	Automotive	Energy	Railcar	Food Packaging	Consolidated
	(in millions)
Gross carrying amount, January 1	$1,360	$930	$7	$3	$2,300
Acquisitions	32	—	—	—	32
Foreign exchange	(3)	—	—	—	(3)
Gross carrying amount, December 31	1,389	930	7	3	2,329

Accumulated impairment, January 1	(226)	—	—	—	(226)
Impairment	—	(103)	—	—	(103)
Accumulated impairment, December 31	(226)	(103)	—	—	(329)

Net carrying value, December 31	$1,163	$827	$7	$3	$2,000

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
	Automotive	Energy	Railcar	Food Packaging	Consolidated
	(in millions)
Gross carrying amount, January 1	$1,368	$930	$7	$3	$2,308
Adjustment to step-up value	8	—	—	—	8
Foreign exchange	(16)	—	—	—	(16)
Gross carrying amount, December 31	1,360	930	7	3	2,300

Accumulated impairment, January 1	(226)	—	—	—	(226)
Impairment	—	—	—	—	—
Accumulated impairment, December 31	(226)	—	—	—	(226)

Net carrying value, December 31	$1,134	$930	$7	$3	$2,074
Intangible assets, net consists of the following:

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$957	$(345)	$612	$914	$(291)	$623
Developed technology	120	(77)	43	120	(67)	53
In-place leases	121	(63)	58	121	(53)	68
Gasification technology license	60	(7)	53	60	(4)	56
Other	47	(20)	27	47	(18)	29
	$1,305	$(512)	793	$1,262	$(433)	829
Indefinite-lived intangible assets:
Trademarks and brand names			257			255
Gaming licenses			38			29
			295			284
Intangible assets, net			$1,088			$1,113
We recorded amortization expense associated with definite-lived intangible assets for the years ended December 31, 2014, 2013 and 2012 of $83 million, $81 million and $77 million, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated future amortization expense for our definite-lived intangible assets is as follows:

Year	Amount
(in millions)
2015	$83
2016	81
2017	81
2018	72
2019	71
Thereafter	405
$793
Automotive
During the first quarter of 2014, our Automotive segment acquired Dimitrovgradskiy Zavod Vkladishey ("DZV"), a Russian bearings manufacturer, for $15 million net of cash acquired and allocated $6 million to goodwill, $2 million to customer relationships and $1 million to trademarks and brand names.
As further discussed in Note 3, "Operating Units - Automotive," during the second quarter of 2014, our Automotive segment consummated its Affinia Acquisition, recording $26 million in goodwill, $1 million of brand names and $51 million of customer relationships based on fair values as of the acquisition date. Fair values were determined using a combination of cost, income and market approaches. The preliminary allocation of the fair value of the assets acquired is subject to additional adjustment to provide Federal-Mogul with adequate time to complete the valuation of its Affinia Acquisition. The Affinia and Lumière (as discussed below) acquisitions are not material to our consolidated financial statements, either individually or in the aggregate.
During the year ended December 31, 2013, we increased our Automotive segment's goodwill by $8 million and decreased definite-lived intangible assets by $3 million to adjust for the purchase price allocation relating to its spark plug business acquisition from BorgWarner, Inc. in June 2012. Additionally, in connection with the various dispositions of our Automotive segment's businesses during the year ended December 31, 2013, we decreased goodwill by $16 million. In addition, in connection with these dispositions, we also decreased definite-lived intangible assets by $2 million and trademarks and brand names by $6 million.
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
Both of our Automotive reporting units with goodwill passed "Step 1" of our October 1, 2014 goodwill impairment analysis.  Powertrain and Motorparts, representing our Automotive segment reporting units, had fair values that were substantially in excess of their carrying values. Based on the results of our "Step 1" goodwill impairment analysis for our Automotive segment, we concluded that no impairment existed and therefore "Step 2" of the goodwill impairment analysis was not necessary.
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
The fair values of our Energy segment's reporting units are based upon consideration of various valuation methodologies, including a DCF analysis and pricing multiples of current and future earnings observed for comparable public companies. Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. We believe that our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in a DCF are based on estimates of the weighted-average cost of capital (“WACC”) of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective.
During the fourth quarter of 2014, based on certain negative trends occurring in the energy markets, particularly with respect to the significant volatility in the oil markets as a result of a drop in forecasted worldwide demand for crude oil supply and inventories, we determined that goodwill impairment indicators existed in both of our Energy segment's Petroleum and Fertilizer reporting units. Accordingly, we performed a "Step 1" goodwill impairment analysis for our Energy segment's reporting units as of December 1, 2014. Our Energy segment’s petroleum reporting unit passed “Step 1” of the goodwill impairment analysis, and therefore, we did not perform “Step 2” of the goodwill impairment analysis for this reporting unit. Because our Energy segment's Fertilizer reporting unit failed "Step 1" of the goodwill impairment analysis, we therefore, performed "Step 2" of the goodwill impairment analysis. Based on "Step 2" results of the goodwill impairment analysis we recognized a preliminary impairment charge of $103 million for our Energy segment's Fertilizer reporting unit for the year ended December 31, 2014. Due to the complexity inherent in the "Step 2" goodwill impairment test, we expect to finalize the assessment of Energy segment's goodwill impairment during the first quarter of 2015 and any resulting difference in the amount of the impairment will be adjusted at that time.
Metals
Our Metals segment performed its annual impairment review of indefinite-lived intangible assets in the fourth quarter of 2012. Because of the downturn in the scrap metals industry in 2012, along with continued challenging market conditions in the metals industry, our Metals segment determined that all of its goodwill and trade name intangible assets were impaired. As a result, our Metals segment recorded an impairment charge of $18 million during the year ended December 31, 2012.
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
Gaming
As discussed in Note 3, "Operating Units - Gaming," on April 1, 2014, Tropicana consummated its previously announced acquisition of Lumière. A preliminary valuation of the assets of Lumière resulted in $252 million allocated to tangible net assets and $9 million allocated to other intangible assets based on the fair values of net assets acquired as of the acquisition date. The preliminary allocation of the fair value of the net assets acquired is subject to additional adjustment to provide Tropicana with adequate time to complete the valuation of its Lumière acquisition. The Affinia (as discussed above) and Lumière acquisitions are not material to our consolidated financial statements, either individually or in the aggregate.
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

9.	Property, Plant and Equipment, Net.
Property, plant and equipment, net consists of the following:

		December 31,
	Useful Life	2014	2013
	(in years)	(in millions)
Land		$489	$465
Buildings and improvements	4 - 40	2,353	2,107
Machinery, equipment and furniture	1 - 40	5,594	5,068
Assets leased to others	15 - 39	3,546	3,017
Construction in progress		584	632
		12,566	11,289
Less: Accumulated depreciation and amortization		(3,611)	(3,212)
Property, plant and equipment, net		$8,955	$8,077
Assets leased to others are related to our Railcar and Real Estate segments. Included in assets leased to others in the table above are our Railcar segment's railcars for lease in the amount of approximately $3.1 billion and $2.6 billion as of December 31, 2014 and 2013, respectively. Additionally, included in assets leased to others in the table above are our Real Estate segment's properties on lease in the amount of $450 million and $462 million as of December 31, 2014 and 2013, respectively. Aggregate accumulated depreciation pertaining to assets leased to others is $957 million and $896 million as of December 31, 2014 and 2013, respectively.
Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2014, 2013 and 2012 was $700 million, $622 million and $529 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Debt.
Debt consists of the following:

	Icahn Enterprises		Icahn Enterprises Holdings
	December 31,		December 31,
	2014	2013	2014	2013
	(in millions)		(in millions)
5.875% senior unsecured notes due 2022 - Icahn Enterprises/Icahn Enterprises Holdings	$1,337	$—	$1,337	$—
6% senior unsecured notes due 2020 - Icahn Enterprises/Icahn Enterprises Holdings	1,708	493	1,708	493
4.875% senior unsecured notes due 2019 - Icahn Enterprises/Icahn Enterprises Holdings	1,270	—	1,270	—
8% senior unsecured notes due 2018 - Icahn Enterprises/Icahn Enterprises Holdings	—	2,473	—	2,470
3.50% senior unsecured notes due 2017 - Icahn Enterprises/Icahn Enterprises Holdings	1,171	—	1,171	—
7.75% senior unsecured notes due 2016 - Icahn Enterprises/Icahn Enterprises Holdings	—	1,050	—	1,047
Debt facilities - Automotive	2,584	2,494	2,584	2,494
Debt and credit facilities - Energy	625	625	625	625
Debt and credit facilities - Railcar	2,133	1,448	2,133	1,448
Credit facilities - Gaming	295	298	295	298
Senior secured notes and revolving credit facility - Food Packaging	272	215	272	215
Mortgages payable - Real Estate	31	49	31	49
Other	162	150	162	150
	$11,588	$9,295	$11,588	$9,289
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
6% Senior Unsecured Notes Due 2020
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
4.875% Senior Unsecured Notes Due 2019 and 3.50% Senior Notes due 2017
On January 21, 2014, the Issuers issued $1.275 billion in aggregate principal amount of our 4.875% Senior Notes due 2019 (the “2019 Notes”) and $1.175 billion in aggregate principal amount of our 3.500% Senior Notes due 2017 (the “2017 Notes”) pursuant to the purchase agreement, dated January 8, 2014, by and among the Issuers, Icahn Enterprises Holdings, as guarantor, and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, Jefferies LLC and UBS Securities LLC, as initial purchasers (the “New Notes Purchasers”). The net proceeds from the sale of the 2019 Notes and the 2017 Notes were $1.269 billion and $1.169 billion, respectively, after deducting the initial purchasers' discount and commission and estimated fees and expenses related to the offering. Interest on the 2019 Notes and the 2017 Notes is payable on March 15 and September 15 of each year and commenced September 15, 2014.
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
On November 12, 2010, the Issuers issued an additional $200 million aggregate principal amount of the 2016 Notes and $300 million aggregate principal amount of the 2018 Notes (such notes are collectively referred to as the “2010 Additional Notes”), pursuant to the purchase agreement, dated November 8, 2010, by and among the Issuers, Icahn Enterprises Holdings, as guarantor and Jefferies & Company, Inc., as initial purchaser. The gross proceeds from the sale of the 2010 Additional Notes were $512 million. On January 17, 2012, February 6, 2012 and July 12, 2012, the Issuers issued an additional $1,000 million aggregate principal amount of the 2018 Notes (such notes are collectively referred to as the “2012 Additional Notes”), pursuant to their respective purchase agreements, by and among the Issuers, Icahn Enterprises Holdings, as guarantor and Jefferies & Company, Inc., as initial purchaser. The 2010 Additional Notes and the 2012 Additional Notes constituted the same series of securities as the Initial Notes for purposes of the indenture governing the notes and voted together on all matters with such series. The 2010 Additional Notes and the 2012 Additional Notes had substantially identical terms as the Initial Notes.
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
As discussed above, we used the proceeds from the issuance of the New Notes and the 2022 Notes on January 21, 2014 and January 29, 2014, respectively, to refinance our 2010-2012 Notes.
Senior Unsecured Notes Restrictions and Covenants
The indentures governing both the 2012 Notes and the New Notes restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date we and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates.
As of December 31, 2014 and 2013, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of December 31, 2014, based on covenants in the indentures governing our senior unsecured notes, we are permitted to incur approximately $930 million in additional indebtedness.

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
Advances under the Federal-Mogul Replacement Revolving Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate (as defined in the Federal-Mogul Credit Agreement) plus an adjustable margin of 0.50% to 1.00% based on the average monthly availability under the Federal-Mogul Replacement Revolving Facility or (ii) Adjusted LIBOR Rate (as defined in the Federal-Mogul Credit Agreement) plus a margin of 1.50% to 2.00%based on the average monthly availability under the Federal-Mogul Replacement Revolving Facility. An unused commitment fee of 0.375% also is payable under the terms of the Federal-Mogul Replacement Revolving Facility.
Amendment to Credit Agreement
On April 15, 2014, Federal-Mogul Holdings Corporation entered into a new tranche B term loan facility (the “New Tranche B Facility”) and a new tranche C term loan facility (the “New Tranche C Facility,” and together with the New Tranche B Facility, the “New Federal-Mogul Term Facilities”), which were arranged by Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC (the "Term Arrangers"), and assumed all of the obligations of Federal-Mogul Corporation with respect to the Federal-Mogul Replacement Revolving Facility. The New Federal-Mogul Term Facilities were entered into, and the Federal-Mogul Replacement Revolving Facility was assumed, by Federal-Mogul Holdings Corporation, pursuant to an amendment dated as of April 15, 2014 to the previously existing Term Loan and Federal-Mogul Credit Agreement dated December 27, 2007 among Federal-Mogul Corporation, the lenders party thereto (listed below), Citibank, N.A., as Revolving Administrative Agent, Citibank, N.A., as Tranche B Term Administrative Agent, Credit Suisse AG, as Tranche C Term Administrative Agent, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners with respect to the Federal-Mogul Credit Agreement and Wells Fargo Bank, N.A., as sole Documentation Agent with respect to the Federal-Mogul Credit Agreement. Immediately following the closing of the New Federal-Mogul Term Facilities, Federal-Mogul Holdings Corporation contributed all of the net proceeds from the New Facilities to Federal-Mogul Corporation, and Federal-Mogul Corporation repaid its existing outstanding indebtedness as a borrower under the tranche B and tranche C term loan facilities. In connection with this debt refinancing, our Automotive segment recognized a non-cash loss on debt extinguishment of $36 million during the second quarter of 2014, which was primarily attributable to the write-off of debt discounts, and is reflected in other income, net in the consolidated statements of operations.
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
The Federal-Mogul Credit Agreement contains certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. Pursuant to the terms of the credit facility, $50 million of the tranche C term loan proceeds were deposited in a term letter of credit account. At December 31, 2014 and 2013, Federal-Mogul was in compliance with all debt covenants.
As of December 31, 2014 and 2013, the borrowing availability under the Federal-Mogul Replacement Revolving Facility was $516 million and $550 million, respectively. Federal-Mogul had $34 million and $39 million of letters of credit outstanding as of December 31, 2014 and 2013, respectively, pertaining to the term loan credit facility. To the extent letters of credit associated with the Federal-Mogul Replacement Revolving Facility are issued, there is a corresponding decrease in borrowings available under this facility.
The weighted average cash interest rates for debt were approximately 4.7% and 2.3% as of December 31, 2014 and 2013, respectively.
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
The CVR 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The CVR 2022 Notes provide that CVR Refining can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the CVR 2022 Notes. As of December 31, 2014, CVR Refining was in compliance with the covenants contained in the CVR 2022 Notes.
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
The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of CVR Refining and its respective subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined therein. CVR Refining was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of December 31, 2014.
As of December 31, 2014, CVR Refining and its subsidiaries had availability under the Amended and Restated ABL Credit Facility of $373 million and had letters of credit outstanding of $27 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of December 31, 2014.
CVR Partners Credit Facility
CVR Partner's credit facility includes a term loan facility of $125 million and a revolving credit facility of $25 million, which was undrawn as of December 31, 2014, with an uncommitted incremental facility of up to $50 million. No amounts were outstanding under the revolving credit facility at December 31, 2014. There is no scheduled amortization of the credit facility, which matures in April 2016.
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
The credit facility requires CVR Partners to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability of CVR Partners to dispose of assets, the ability to make restricted payments, investments and acquisitions, sale-leaseback transactions and affiliate transactions. The credit facility provides that CVR Partners can make distributions to holders of its common units provided, among other things, it is in compliance with the leverage ratio and interest coverage ratio on a pro forma basis after giving effect to any distribution and there is no default or event of default under the credit facility. As of December 31, 2014, CRNF was in compliance with the covenants of the credit facility and there were no borrowings outstanding under the credit facility.
Debt and Credit Facilities - Railcar
ARI
2007 Senior Unsecured Notes
In February 2007, ARI issued $275 million senior unsecured fixed rate notes that were subsequently exchanged for registered notes in March 2007 (the “ARI 2007 Notes”). In September 2012, ARI voluntarily redeemed $100 million of its ARI

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2007 Notes utilizing cash on hand. On March 1, 2013, ARI voluntarily redeemed the remaining $175 million of its ARI 2007 Notes outstanding. In connection with these redemptions, ARI recorded a loss on extinguishment of debt of less than $1 million and $2 million for the years ended December 31, 2013 and 2012, respectively, which are reflected in other income (loss), net in our consolidated statements of operations.
2012 Lease Fleet Financing
In December 2012, ARI, through its wholly owned subsidiary Longtrain Leasing I LLC ("Longtrain Leasing I"), entered into a senior secured delayed draw term loan facility ("Original ARI Term Loan") that is secured by a portfolio of railcars, railcar leases, the receivables associated with those railcars and leases and certain other related assets of Longtrain Leasing I. The Original ARI Term Loan provided for an initial draw at closing and allowed for up to two additional draws. Upon closing, the initial draw was $98 million, net of fees and expenses. During the first half of 2013, ARI made two additional draws that resulted in aggregate net proceeds of $100 million, fully utilizing the capacity of the ARI Term Loan. As December 31, 2013, the outstanding principal balance on the Original ARI Term Loan was $195 million. The Original ARI Term Loan, which had a maturity date of February 27, 2018, bore interest at one-month LIBOR plus 2.5%, for a rate of 2.7% as of December 31, 2013. The Original ARI Term Loan was paid in full during the first quarter of 2014 in connection with the refinancing transaction discussed below.
January 2014 Lease Fleet Financing
In January 2014, Longtrain Leasing I refinanced its Original ARI Term Loan under an amended and restated credit agreement (the "ARI Amended and Restated Credit Agreement") to, among other things, increase the aggregate borrowings available thereunder. In connection with the refinancing, Longtrain Leasing I received borrowings of $316 million, net of fees and expenses (the "ARI Refinanced Term Loan"). Of this amount, $194 million was used to refinance the Original ARI Term Loan, resulting in net proceeds of $122 million. In conjunction with the refinancing, ARI incurred a $2 million loss on extinguishment of debt, which is reflected in other income, net in our consolidated statements of operations.
The ARI Refinanced Term Loan accrues interest at a rate per annum equal to the 1-month LIBOR rate plus 2.0%, for a rate of 2.2% as of December 31, 2014, subject to an alternative rate as set forth in the ARI Amended and Restated Credit Agreement. The interest rate increases by 2.0% following certain events of default. Pursuant to the terms of the Original ARI Term Loan and the ARI Amended and Restated Credit Agreement, ARI is required to maintain deposits in an interest reserve bank account equal to nine and seven months, respectively, of interest payments. As of both December 31, 2014 and 2013, the interest reserve amount was $4 million and is included in cash held at consolidated affiliated partnerships and restricted cash in our consolidated balance sheets. The ARI Refinanced Term Loan may be prepaid at ARI's option at any time without premium or penalty (other than customary LIBOR breakage fees) prior to the final scheduled maturity of the ARI Refinanced Term Loan, which is January 15, 2020.
Longtrain Leasing I is required to maintain a loan to value ratio of at least 80% of the Net Aggregate Equipment Value, as defined in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement contains certain representations, warranties, and affirmative and negative covenants applicable to ARI and/or Longtrain Leasing I, which are customarily applicable to senior secured facilities. Key covenants include limitations on Longtrain Leasing I's indebtedness, liens, investments, acquisitions, asset sales, redemption payments, and affiliate and extraordinary transactions; full cash sweep; covenants relating to the maintenance of Longtrain Leasing I as a separate legal entity; financial and other reporting and periodic appraisals; maintenance of railcars, leases, and other assets; and Longtrain Leasing I's compliance with a Debt Service Coverage Ratio (as defined in the ARI Amended and Restated Credit Agreement) of 1.05 to 1.00, measured quarterly on a nine-month trailing basis, and subject to up to a 75 to 135 day cure period. ARI was in compliance with all of its covenants under the ARI Refinanced Term Loan as of December 31, 2014.
The terms of the Amended and Restated Credit Agreement also provided a certain subsidiary of ARI with the right, but not the obligation, within the 90 day period ended on October 15, 2014, to increase the amount of the ARI Refinanced Term Loan in an aggregate additional amount not to exceed $100 million subject to the conditions set forth in the Amended and Restated Credit Agreement. ARI did not exercise this right.
October 2014 bridge financing
In October 2014, ARI, through Longtrain Leasing II LLC ("Longtrain Leasing II"), a wholly owned subsidiary of ARI, entered into a lease fleet financing facility for $100 million under a term loan agreement ("Longtrain Leasing II Term Loan") in

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

order to support the growth of its leasing business. The Longtrain Leasing II Term Loan is scheduled to mature in April 2015. As of December 31, 2014, the outstanding principal balance on the Longtrain Leasing II Term Loan was $100 million.
Subject to the provisions of the Longtrain Leasing II Term Loan, the principal borrowed thereunder (the "ARI Loan") accrues interest at a rate determined by reference to an index or, subject to certain circumstances, at a base rate. For the portion of the ARI Loan accruing interest at a rate determined by reference to an index, (i) except during a period when the lender for such portion of the ARI Loan is funding and maintaining such portion of the ARI Loan through the issuance of or other financing arrangement in respect of commercial paper, the sum of LIBOR (as determined under the Longtrain Leasing II Term Loan) for such period plus the Applicable Margin (described below), and (ii) during a period when the lender for such portion of the ARI Loan is funding and maintaining such portion of the ARI Loan through the issuance of or other financing arrangement in respect of commercial paper, the sum of the applicable commercial paper rate (the CP Rate as determined under the Longtrain Leasing II Term Loan) plus the Applicable Margin (described below). From and including October 16, 2014 and through and including April 16, 2015, the Applicable Margin is equal to a rate per annum of 1.45%, for a rate of 1.7% as of December 31, 2014. Thereafter, the Applicable Margin increases to a rate per annum equal to 2.95%. The interest rate increases by 2.0% following certain defaults. For the portion of the ARI Loan accruing interest at the base rate, the interest rate is the higher of the federal funds rate designated by the Longtrain Leasing II Term Loan, plus 0.5%, or the prime rate designated by the Longtrain Leasing II Term Loan. Principal and interest payments are due monthly, with any remaining balance payable on the scheduled maturity date, which is April 16, 2015.
The Longtrain Leasing II Term Loan contains certain representations, warranties, and affirmative and negative covenants applicable to ARI and a certain subsidiary of ARI, which are customarily applicable to senior secured facilities. Key covenants include limitations on a certain subsidiary of ARI's indebtedness, liens, investments, acquisitions, asset sales, and affiliate and extraordinary transactions; full cash sweep; covenants relating to the maintenance of Longtrain Leasing II as a separate legal entity; financial and other reporting and periodic appraisals; maintenance of railcars, leases, and other assets; and Longtrain Leasing II's compliance with an 80% utilization covenant (as defined in the Longtrain Leasing II Term Loan). ARI was in compliance with all of its covenants under the Longtrain Leasing II Term Loan as of December 31, 2014.
Both the Longtrain Leasing I and Longtrain Leasing II lease fleet financings are obligations of the respective wholly-owned subsidiary, are generally non-recourse to ARI, and are secured by a first lien on substantially all assets of Longtrain Leasing I and Longtrain Leasing II, respectively, consisting of railcars, railcar leases, receivables and related assets, subject to limited exceptions. ARI has, however, entered into agreements containing certain representations, undertakings, and indemnities customary for asset sellers and parent companies in transactions of this type, and ARI is obligated to make any selections of transfers of railcars, railcar leases, receivables and related assets to be transferred to Longtrain Leasing I and Longtrain Leasing II without any adverse selection, to cause ARL, as the manager, to maintain, lease, and re-lease Longtrain Leasing I and Longtrain Leasing II's equipment no less favorably than similar portfolios serviced by ARL, and to repurchase or replace certain railcars under certain conditions set forth in the respective loan documents.
In January 2015, Longtrain Leasing III LLC ("Longtrain Leasing III"), a wholly owned subsidiary of ARI, completed a private placement of $626 million in aggregate principal amount of notes. See Note 18, "Subsequent Events - Railcar," for further discussion.
As of December 31, 2014 and 2013, the net book value of the railcars that were pledged as part of the Lease Fleet Financings was $277 million and $217 million, respectively.
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
The obligations under the ARL Sovereign Revolver bear interest at a variable rate based on LIBOR plus an applicable

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

margin and are secured by railcars and related leases and lease receivables and are subject to certain covenants, including maintenance of certain financial ratios related to net worth, utilization and loan to value. December 31, 2014, ARL was in compliance with all debt covenants with respect to the Sovereign Revolver.
During the third quarter of 2014, ARL paid off the ARL Sovereign Revolver in full. As discussed below, on December 19, 2014, the ARL Sovereign Revolver was replaced by the Citizen Bank Revolver (as defined below). As of December 31, 2013, ARL had availability under the ARL Sovereign Revolver of $73 million and had outstanding borrowings of $47 million.
On December 19, 2014, ARL closed on the Citizen's Bank revolving credit facility (the "Citizen Bank Revolver"), with Citizen Bank's as the administrative agent, along with several other participating banks, replacing the ARL Sovereign Revolver.  The available capacity of the Citizen Bank Revolver is $250 million as of December 31, 2014.  In addition, under certain circumstances, ARL has the ability to increase the Citizen Bank Revolver credit availability by $100 million to a total availability of $350 million.  The Citizen Bank Revolver bears interest of LIBOR plus 1.45% with a maturity date of December 19, 2017.  The Citizen Bank Revolver is secured by railcars and related leases and lease receivables and is subject to certain covenants, including maintenance of certain financial ratios related to net worth, utilization and loan to value.  As of December 31, 2014, there were no borrowings under the Citizen Bank Revolver. In addition, as of December 31, 2014, ARL was in compliance with all covenants of the Citizen Bank Revolver.
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
On June 23, 2014, ARL entered into a $12 million term loan with Heartland Bank (the “Heartland Bank Term Loan”). The Heartland Bank Term Loan matures on July 1, 2015. On December 23, 2014, ARL entered into an amendment to the Heartland Bank Term Loan, which extended the maturity to July 1, 2019. Interest accrues on the principal balance at the rate of 30-day LIBOR plus 2.0%, with the rate to reset monthly, and is payable monthly, commencing on August 1, 2014. The Heartland Bank Term Loan is subject to a maximum 85% loan to value ratio and is secured by railcar assets.

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
As of both December 31, 2014 and 2013, ARL and its wholly owned subsidiaries were in compliance with all debt covenants with respect to all of their term loans.
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
Each of the ARL 2012 Bond Securitization Notes and ARL 2014 Bond Securitization Notes is subject to certain covenants, including the maintenance of certain financial ratios related to net worth, utilization and debt service coverage. As of both December 31, 2014 and 2013, ARL was in compliance with all debt covenants with respect to the ARL 2012 Bond Securitization Notes and ARL 2014 Bond Securitization Notes.
The 30-day LIBOR rate was 0.17% at both December 31, 2014 and 2013. ARL's weighted average interest rate on all borrowings was 3.16% and 3.26% for the year ended December 31, 2014 and 2013, respectively.
Credit Facilities - Gaming
Credit Facilities
On November 27, 2013, Tropicana entered into (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million, issued at a discount of 0.5% (the “Tropicana Term Loan Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the “Tropicana Revolving Facility” and, together with the Tropicana Term Loan Facility, the “Tropicana Credit Facilities”). Commencing on December 31, 2013, the Tropicana Term Loan Facility will amortize in equal quarterly installments in an amount of $750,000, with any remaining balance payable on the final maturity date of the Tropicana Term Loan Facility, which is November 27, 2020. Amounts under the Tropicana Revolving Facility are available to be borrowed and re-borrowed until its termination on November 27, 2018.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net proceeds of $172 million from the Tropicana Credit Facilities were used to repay in full the principal amounts outstanding under the Tropicana's prior credit facilities. Tropicana's prior credit facilities were terminated effective as of November 27, 2013. Our Gaming segment recognized a loss on extinguishment of debt of $5 million which related to the write-off of unamortized debt issuance costs and discounts during the fourth quarter of 2013. A portion of the proceeds from the Tropicana Credit Facilities was used to finance Tropicana's acquisition of the Lumière as further described in Note 3, "Operating Units - Gaming."
The Tropicana Term Loan Facility accrues interest, at Tropicana's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Tropicana Revolving Facility accrues interest, at Tropicana's option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of December 31, 2014, the interest rate on the Tropicana Term Loan Facility was 4.0% and $15 million was available under the Revolving Facility.
The Tropicana Credit Facilities are guaranteed by all of Tropicana's domestic subsidiaries, subject to limited exceptions where gaming approval is being sought, and additional subsidiaries may be required to provide guarantees, subject to limited exceptions. The Tropicana Credit Facilities are secured by a first lien on substantially all assets of Tropicana and the domestic subsidiaries that are guarantors, with certain limited exceptions. Subsidiaries that become guarantors will be required, with certain limited exceptions, to provide first liens and security interests in substantially all their assets to secure the Tropicana Credit Facilities.
At the election of Tropicana and subject to certain conditions, including a maximum senior secured net leverage ratio of 3.25:1.00, the amount available under the Tropicana Credit Facilities may be increased, which increased amount may be comprised of additional term loans and revolving loans.
The Tropicana Term Loan Facility may be prepaid at the option of the Tropicana at any time without penalty (other than customary LIBO Rate breakage fees), except that a 1% re-pricing premium will apply in certain circumstances if any term loans under the Tropicana Term Loan Facility are prepaid prior to May 27, 2014. Tropicana is required to make mandatory payments of the Tropicana Credit Facilities with (i) net cash proceeds of certain asset sales (subject to reinvestment rights), (ii) net cash proceeds from certain issuances of debt and equity (with certain exceptions), (iii) up to 50% of annual excess cash flow (as low as 0% if the Tropicana's total leverage ratio is below 2.75:1.00), and (iv) certain casualty proceeds and condemnation awards (subject to reinvestment rights).
  Key covenants binding Tropicana and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, and (ii) if, as of the last day of any fiscal quarter, the amount of outstanding revolving loans exceed 35% of the permitted borrowing under the Tropicana Revolving Facility, compliance with a maximum senior secured net leverage ratio test of 3.25:1.00. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against Tropicana or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the Tropicana Credit Facilities and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) Tropicana's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. Tropicana was in compliance with the covenants of the Tropicana Term Loan Facility at December 31, 2014.
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
Prior Credit Facility
In December 2009, Viskase issued $175 million of 9.875% Senior Secured Notes due 2018 (the “Viskase 9.875% Notes”). The Viskase 9.875% Notes bore interest at a rate of 9.875% per annum, payable semi-annually in cash on January 15 and July 15, commencing on July 15, 2010. In May 2010, Viskase issued an additional $40 million aggregate principal amount of Viskase 9.875% Notes under the indenture governing the Viskase 9.875% Notes. As discussed above, in connection with certain financing transactions, the Viskase 2018 Notes were paid off in full on January 30, 2014 and our Food Packaging segment recorded a loss on debt extinguishment of $16 million during the first quarter of 2014.
Other
In its foreign operations, Viskase has unsecured lines of credit with various banks providing $8 million of availability. There were $1 million borrowings under the lines of credit at December 31, 2014.
Letters of credit in the amount of $1 million were outstanding under facilities with a commercial bank, and were cash collateralized at each of December 31, 2014 and 2013.
Mortgages Payable - Real Estate
Mortgages payable, all of which are non-recourse to us, bear interest at rates between 4.97% and 7.00% and have maturities between June 30, 2016 and October 31, 2028.
Secured Revolving Credit Agreement - Home Fashion
On October 15, 2012, upon the expiration of a certain senior secured revolving credit facility of WPH, WPH entered into a letter of credit facility (the "LC Facility"), with a nationally recognized bank (the "LC Issuer").  This one-year LC Facility, which was renewed on October 15, 2013 and October 15, 2014, has a $10 million credit line. Issuance of letters of credit under the LC Facility is subject to 0.50% annual fee on the outstanding face amount of the letters of credit issued under the LC Facility, which face amount as of December 31, 2014 was approximately $6 million.  Obligations under the LC Facility are secured by a cash collateral account pledged by WPH to LC Issuer.  The LC Facility does not contain any financial covenants.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Maturities
The following is a summary of the maturities of our debt and capital lease obligations as of December 31, 2014:

Year	Debt	Capital Leases
	(in millions)
2015	$400	$2
2016	493	3
2017	1,293	2
2018	823	2
2019	1,593	2
Thereafter	6,959	41
	$11,561	$52

11.	Pension, Other Post-employment Benefits and Employee Benefit Plans.
Federal-Mogul, ARI and Viskase each sponsor several defined benefit pension plans (the ''Pension Benefits''). Additionally, Federal-Mogul and Viskase each sponsors health care and life insurance benefits (''Other Post-Employment Benefits'') for certain employees and retirees around the world. ARI also previously sponsored a post-employment medical benefit plan that provided access to healthcare for certain retired employees; this plan was terminated effective December 31, 2013. The Pension Benefits are funded based on the funding requirements of federal and international laws and regulations, as applicable, in advance of benefit payments and the Other Benefits as benefits are provided to participating employees. As prescribed by applicable U.S. GAAP, Federal-Mogul, ARI and Viskase each uses, as applicable, appropriate actuarial methods and assumptions in accounting for its defined benefit pension plans, non-pension post-employment benefits, and disability, early retirement and other post-employment benefits. The measurement date for all defined benefit plans is December 31 of each year.
Components of net periodic benefit cost (credit) for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Pension Benefits			Other Post-Employment Benefits
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
	(in millions)
Service cost	$16	$16	$30	$—	$—	$1
Interest cost	76	69	77	15	11	14
Expected return on plan assets	(74)	(70)	(62)	—	—	—
Amortization of actuarial losses	10	27	39	3	6	2
Amortization of prior service credit	—	—	1	(5)	(9)	(14)
Settlement loss (gain)	(2)	1	(1)	—	—	—
Curtailment gain	—	—	(1)	—	(40)	(51)
	$26	$43	$83	$13	$(32)	$(48)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Automotive
The following provides disclosures for our Automotive segment's benefit obligations, plan assets, funded status, recognition in the consolidated balance sheets and inputs and valuation assumptions:

	Pension Benefits				Other Post-Employment Benefits
	United States Plans		Non-U.S. Plans
	2014	2013	2014	2013	2014	2013
	(in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$1,184	$1,298	$450	$474	$335	$395
Service cost	3	4	12	12	—	—
Interest cost	52	47	16	14	15	11
Employee contributions	—	—	—	—	—	1
Benefits paid	(96)	(64)	(28)	(28)	(26)	(28)
Medicare subsidies received	—	—	—	—	1	3
Plan amendments	—	—	—	—	8	—
Curtailments	—	—	(1)	(1)	—	(1)
Settlements	(3)	—	—	—	—	—
Actuarial losses (gains) and changes in actuarial assumptions	151	(101)	112	(25)	36	(43)
Net transfers in (out)	—	—	73	(11)	—	(1)
Currency translation	—	—	(59)	15	(1)	(2)
Benefit obligation, end of year	1,291	1,184	575	450	368	335

Change in plan assets:
Fair value of plan assets, beginning of year	909	778	55	55	—	—
Actual return on plan assets	43	138	3	2	—	—
Employee contributions	—	—	—	—	—	1
Company contributions	56	60	30	24	25	24
Benefits paid	(96)	(64)	(28)	(28)	(26)	(28)
Expenses	—	(3)	—	—	—	—
Medicare subsidies received	—	—	—	—	1	3
Currency translation	—	—	(6)	2	—	—
Fair value of plan assets, end of year	912	909	54	55	—	—
Funded status of the plan	$(379)	$(275)	$(521)	$(395)	$(368)	$(335)

Amounts recognized in the consolidated balance sheets:
Net liability recognized	$(379)	$(275)	$(521)	$(395)	$(368)	$(335)

Amounts recognized in accumulated other comprehensive loss, inclusive of tax impacts:
Net actuarial loss	$409	$242	$151	$81	$95	$63
Prior service cost (credit)	—	—	2	3	(14)	(28)
Total	$409	$242	$153	$84	$81	$35

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted-average assumptions used to determine the benefit obligation as of December 31, 2014 and 2013:

	Pension Benefits				Other Post-Employment Benefits
	United States Plans		Non-U.S. Plans
	December 31,				December 31,
	2014	2013	2014	2013	2014	2013
	(in millions)
Discount rate	3.85%	4.55%	1.77%	3.49%	3.84%	4.45%
Rate of compensation increase	—%	—%	3.16%	3.17%	—%	—%
Weighted-average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31, 2014 and 2013:

	Pension Benefits				Other Post-Employment Benefits
	United States Plans		Non-U.S. Plans
	Year Ended December 31,				Year Ended December 31,
	2014	2013	2014	2013	2014	2013
	(in millions)
Discount rate	4.55%	3.70%	3.49%	2.99%	4.45%	3.60%
Expected return on plan assets	6.95%	7.45%	4.18%	4.62%	—%	N/A
Rate of compensation increase	—%	—%	3.17%	3.13%	—%	N/A
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
Federal-Mogul's investment strategy, which includes a target asset allocation of 50% equity investments, 25% fixed income investments and 25% in other investment types including hedge funds. Approximately 76% of the U.S. plan assets were invested in actively managed investment funds.
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
Refer to Note 6, “Fair Value Measurements,” for discussion of the fair value of each major category of plan assets, including the inputs and valuation techniques used to develop the fair value measurements of the plans' assets, at December 31, 2014 and 2013.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information for defined benefit plans with projected benefit obligations in excess of plan assets:

	Pension Benefits				Other Post-Employment Benefits
	United States Plans		Non-U.S. Plans
	December 31,				December 31,
	2014	2013	2014	2013	2014	2013
	(in millions)
Projected benefit obligation	$1,291	$1,184	$574	$448	$368	$335
Fair value of plan assets	912	909	53	52	—	—

Information for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		Non-U.S. Plans
	December 31,
	2014	2013	2014	2013
	(in millions)
Projected benefit obligation	$1,291	$1,184	$555	$444
Accumulated benefit obligation	1,291	1,184	514	409
Fair value of plan assets	912	909	42	49

The accumulated benefit obligation for all pension plans was $1,809 million and $1,598 million as of December 31, 2014 and 2013, respectively.
U.S. Welfare Benefit Plan
In May 2013, Federal-Mogul ceased operations at one of its U.S. manufacturing locations. The resulting reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in Federal-Mogul's U.S. Welfare Benefit Plan triggered the recognition of an OPEB curtailment gain of $19 million, which is included as a reduction to selling, general and administrative in the consolidated statements of operations, for the year ended December 31, 2013. Additionally, in the third quarter of 2013, Federal-Mogul completed the sale of its fuel manufacturing facility and research and development center located in the U.S., resulting in the termination of certain employees that participated in Federal-Mogul's U.S. Welfare Benefit Plan. The resulting reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in Federal-Mogul's U.S. Welfare Benefit Plan triggered the recognition of an additional OPEB curtailment gain of $19 million, which is included in the determination of net loss on disposition of assets within other income, net in the consolidated statements of operations for the year ended December 31, 2013. Our Automotive segment recorded aggregate OPEB curtailment gains of $38 million for the year ended December 31, 2013.
Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2015:

	Pension Benefits		Other Post-Employment Benefits
	United States	Non-U.S.
	(in millions)
Amortization of actuarial losses	$10	$12	$5
Amortization of prior service credit	—	—	(4)
	$10	$12	$1

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumed health care and drug cost trend rates used to measure next year's post-employment healthcare benefits are as follows:

	Other Post-Employment Benefits
	2014	2013
Health care cost trend rate	7.25%	6.88%
Ultimate health care cost trend rate	5.00%	5.00%
Year ultimate health care cost trend rate reached	2022	2018

Drug cost trend rate	7.25%	7.81%
Ultimate drug cost trend rate	5.00%	5.00%
Year ultimate drug cost trend rate reached	2022	2018

The assumed health care cost trend rate has a significant impact on the amounts reported for OPEB plans. The following table illustrates the sensitivity to a change in the assumed health care cost trend rate:

	Total Service and Interest Cost	APBO
	(in millions)
100 basis point (“bp”) increase in health care cost trend rate	$1	$32
100 bp decrease in health care cost trend rate	(1)	(28)

The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations (“PBO”), associated expense and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on Federal-Mogul's 2015 funding requirements.

	Pension Benefits						Other Post-Employment Benefits
	United States Plans			Non-U.S. Plans
	Change in 2015 expense	Change in PBO	Change in accumulated OCL	Change in 2015 expense	Change in PBO	Change in accumulated OCL	Change in 2015 expense	Change in PBO
	(in millions)
25 bp decrease in discount rate	$(1)	$36	$(36)	$1	$20	$(20)	—	$9
25 bp increase in discount rate	—	(34)	34	(1)	(20)	20	—	(9)
25 bp decrease in return on assets rate	2	—	—	—	—	—	—	—
25 bp increase in return on assets rate	(2)	—	—	—	—	—	—	—

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal-Mogul's projected benefit payments from the plans are estimated as follows:

	Pension Benefits		Other Post-Employment Benefits
Years	United States Plans	Non-U.S. Plans
	(in millions)
2015	$94	$26	$27
2016	84	25	26
2017	83	25	27
2018	81	26	26
2019	82	27	26
2020-2023	392	139	121
Federal-Mogul expects to contribute approximately $108 million to its pension plans in fiscal 2015.
Federal-Mogul also maintains certain defined contribution pension plans for eligible employees. Effective January 1, 2013, Federal-Mogul amended its U.S. defined contribution plan to allow for an enhanced company match and company provided age-based contributions for eligible U.S. salaried and non-union hourly employees. The total expenses attributable to Federal-Mogul's defined contribution savings plan were $45 million, $42 million and $23 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Other Benefits
Federal-Mogul accounts for benefits to former or inactive employees paid after employment but before retirement pursuant to FASB ASC Topic 712, Compensation - Nonretirement Post-employment Benefits. The liabilities for such U.S. and European post-employment benefits were $25 million and $29 million at December 31, 2014 and 2013, respectively.
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

	Pension Benefits		Other Post-Employment Benefits
	2014	2013	2014	2013
	(in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$176	$198	$—	$—
Service cost	1	1	—	—
Interest cost	8	8	—	—
Benefits paid	(10)	(10)	—	—
Actuarial gain (loss)	29	(21)	—	—
Currency translation	(1)	—	—	—
Benefit obligation, end of year	203	176	—	—
Change in plan assets:
Fair value of plan assets, beginning of year	140	125	—	—
Actual return on plan assets	9	20	—	—
Company contributions	6	5	—	—
Currency translation	(1)	—	—	—
Benefits paid	(10)	(10)	—	—
Fair value of plan assets, end of year	144	140	—	—
Funded status of the plan	$(59)	$(36)	$—	$—
Amounts recognized in the consolidated balance sheets:
Net liability recognized	$(59)	$(36)	$—	$—
Amounts recognized in accumulated other comprehensive loss, inclusive of tax impacts:
Net actuarial (loss) gain	$(59)	$(28)	$1	$1
Total	$(59)	$(28)	$1	$1

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Net Income Per LP Unit.
The following table sets forth the allocation of net (loss) income attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted (loss) income per LP unit of Icahn Enterprises for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(in millions, except per unit data)
Net (loss) income attributable to Icahn Enterprises	$(373)	$1,025	$396
Less: Net income attributable to Icahn Enterprises allocable to general partner(1)	—	—	(9)
Net (loss) income attributable to Icahn Enterprises net of portion allocable 100% to general partner	(373)	1,025	387

Net (loss) income attributable to Icahn Enterprises allocable to limited partners (98.01% allocation)	$(366)	$1,005	$379

Basic (loss) income per LP unit	$(3.08)	$9.14	$3.72
Basic weighted average LP units outstanding	119	110	102

Dilutive effect of variable rate convertible notes:
Income		$2	$—
Units		1	—

Diluted (loss) income per LP unit	$(3.08)	$9.07	$3.72
Diluted weighted average LP units outstanding	119	111	102
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
Unit Distributions
During 2014, we declared four quarterly distributions aggregating $6.00 per depositary unit. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units; if a holder did not make an election, it was automatically deemed to have elected to receive the distributions in cash.
In November 2013, Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units. The distribution was not made as of December 31, 2013. Therefore, because depositary unitholders had the election to receive the distribution either in cash or additional depositary units, we recorded a unit distribution liability of $142 million on our consolidated balance sheets as the unit distribution had not been made as of December 31, 2013. In addition, the unit distribution liability was considered a potentially dilutive security and is considered in the calculation of diluted income per LP unit as disclosed above. The difference between the liability recorded and the amount representing the aggregate value of the number of depositary units distributed and cash paid was charged to equity in 2014. There was no unit distribution liability as of December 31, 2014 as the distribution was declared and paid during the fourth quarter of 2014.
As a result of the above declared distributions, during 2014 we distributed an aggregate 7,203,105 of Icahn Enterprises' depositary units to those Depositary unitholders who elected to receive such distributions in additional depositary units.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mr. Icahn and his affiliates elected to receive a majority of their proportionate share of these distributions in depositary units. As of December 31, 2014, Mr. Icahn and his affiliates owned approximately 88.4% of Icahn Enterprises outstanding depositary units.
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

13.	Segment and Geographic Reporting.
As of December 31, 2014, our nine operating segments, which also constitute our reporting segments, are: (1) Investment; (2) Automotive; (3) Energy; (4) Metals; (5) Railcar; (6) Gaming; (7) Food Packaging; (8) Real Estate and (9) Home Fashion. Our determination of what constitutes an operating segment is based on the various industries in which our businesses operate and how we manage those businesses in accordance with our investment strategy. We assess and measure segment operating results based on net income from continuing operations attributable to Icahn Enterprises and Icahn Enterprises Holdings, as disclosed below. Certain terms of financings for certain of our segments impose restrictions on the segments' ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions. See Note 3, “Operating Units,” for a detailed description of each of our reporting segments.
In addition to our nine reporting segments, we present the results of the Holding Company which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company.
Icahn Enterprises' condensed statements of operations by reporting segment for the years ended December 31, 2014, 2013 and 2012 are presented below:

	Year Ended December 31, 2014
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$7,317	$9,109	$711	$379	$—	$365	$15	$176	$—	$18,072
Other revenues from operations	—	—	—	—	411	759	—	80	—	—	1,250
Net (loss) gain from investment activities	(421)	—	(6)	—	—	—	—	—	—	(137)	(564)
Interest and dividend income	202	5	3	—	3	2	—	—	—	2	217
Other income (loss), net	1	2	186	—	16	88	(19)	6	5	(103)	182
	(218)	7,324	9,292	711	809	849	346	101	181	(238)	19,157
Expenses:
Cost of goods sold	—	6,260	8,774	728	288	—	275	8	152	—	16,485
Other expenses from operations	—	—	—	—	175	387	—	51	—	—	613
Selling, general and administrative	167	825	136	23	42	327	45	12	29	19	1,625
Restructuring	—	86	—	—	—	—	—	—	(2)	—	84
Impairment	—	24	103	3	—	—	—	5	—	—	135
Interest expense	299	128	38	—	60	13	14	3	—	292	847
	466	7,323	9,051	754	565	727	334	79	179	311	19,789
Income (loss) before income tax benefit (expense) benefit	(684)	1	241	(43)	244	122	12	22	2	(549)	(632)
Income tax (expense) benefit	—	(91)	(73)	18	(56)	147	(3)	—	—	161	103
Net (loss) income	(684)	(90)	168	(25)	188	269	9	22	2	(388)	(529)
Less: net loss (income) attributable to non-controlling interests	379	3	(73)	—	(66)	(84)	(3)	—	—	—	156
Net income (loss) attributable to Icahn Enterprises	$(305)	$(87)	$95	$(25)	$122	$185	$6	$22	$2	$(388)	$(373)

Supplemental information:
Capital expenditures	$—	$418	$218	$41	$626	$81	$23	$1	$3	$—	$1,411
Depreciation and amortization(1)	$—	$335	$219	$26	$106	$50	$22	$22	$7	$—	$787

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2013
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$6,905	$8,986	$929	$408	$—	$371	$2	$184	$—	$17,785
Other revenues from operations	—	—	—	—	331	575	—	82	—	—	988
Net gain (loss) from investment activities	1,850	—	—	—	2	—	—	—	—	(158)	1,694
Interest and dividend income	178	3	1	—	9	1	—	—	—	2	194
Other income (loss), net	3	(32)	76	—	(6)	(5)	(25)	1	3	6	21
	2,031	6,876	9,063	929	744	571	346	85	187	(150)	20,682
Expenses:
Cost of goods sold	—	5,885	8,204	948	326	—	285	—	161	—	15,809
Other expenses from operations	—	—	—	—	160	294	—	50	—	—	504
Selling, general and administrative	119	749	137	27	39	238	47	12	31	18	1,417
Restructuring	—	40	—	—	—	—	—	—	10	—	50
Impairment	—	8	—	2	—	3	—	2	1	—	16
Interest expense	10	111	48	—	49	14	22	4	—	302	560
	129	6,793	8,389	977	574	549	354	68	203	320	18,356
Income (loss) before income tax benefit (expense)	1,902	83	674	(48)	170	22	(8)	17	(16)	(470)	2,326
Income tax benefit (expense)	—	180	(195)	20	(31)	(3)	51	—	—	96	118
Net income (loss)	1,902	263	479	(28)	139	19	43	17	(16)	(374)	2,444
Less: net income attributable to non-controlling interests	(1,090)	(13)	(190)	—	(109)	(6)	(11)	—	—	—	(1,419)
Net income (loss) attributable to Icahn Enterprises	$812	$250	$289	$(28)	$30	$13	$32	$17	$(16)	$(374)	$1,025

Supplemental information:
Capital expenditures	$—	$380	$256	$15	$424	$57	$20	$2	$7	$—	$1,161
Depreciation and amortization(1)	$—	$296	$208	$26	$92	$34	$21	$23	$8	$—	$708

	Year Ended December 31, 2012
	Investment	Automotive	Energy(2)	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$6,664	$5,703	$1,102	$530	$—	$343	$4	$228	$—	$14,574
Other revenues from operations	—	—	—	—	256	613	—	82	—	—	951
Net gain from investment activities	314	—	—	—	2	—	—	—	—	27	343
Interest and dividend income	85	5	1	—	11	1	—	—	—	—	103
Other (loss) income, net	(1)	8	(185)	1	—	(3)	(2)	2	3	2	(175)
	398	6,677	5,519	1,103	799	611	341	88	231	29	15,796
Expenses:
Cost of goods sold	—	5,753	4,848	1,116	419	—	263	1	206	—	12,606
Other expenses from operations	—	—	—	—	141	312	—	49	—	—	502
Selling, general and administrative	24	710	112	28	37	250	45	14	37	18	1,275
Restructuring	—	26	—	—	—	—	1	—	4	—	31
Impairment	—	98	—	18	—	2	—	—	11	—	129
Interest expense	2	141	39	—	68	13	21	5	—	283	572
	26	6,728	4,999	1,162	665	577	330	69	258	301	15,115
Income (loss) before income tax benefit (expense)	372	(51)	520	(59)	134	34	11	19	(27)	(272)	681
Income tax benefit (expense)	—	29	(182)	1	(42)	(4)	(5)	—	—	284	81
Net income (loss)	372	(22)	338	(58)	92	30	6	19	(27)	12	762
Less: net (income) loss attributable to non-controlling interests	(215)	(2)	(75)	—	(63)	(9)	(2)	—	—	—	(366)
Net income (loss) attributable to Icahn Enterprises	$157	$(24)	$263	$(58)	$29	$21	$4	$19	$(27)	$12	$396

Supplemental information:
Capital expenditures	$—	$387	$138	$24	$302	$44	$39	$2	$—	$—	$936
Depreciation and amortization(1)	$—	$289	$128	$26	$83	$32	$18	$23	$8	$—	$607

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Excludes amounts related to the amortization of debt discounts and premiums included in interest expense in the amounts of $22 million, $34 million and $28 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)	We consolidated CVR effective May 4, 2012.

Icahn Enterprises' condensed balance sheets by reporting segment as of December 31, 2014 and 2013 are presented below:

	December 31, 2014
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$2	$332	$754	$19	$412	$196	$39	$24	$11	$1,123	$2,912
Cash held at consolidated affiliated partnerships and restricted cash	1,366	—	—	4	35	16	1	2	8	3	1,435
Investments	13,961	269	77	—	29	33	—	—	—	131	14,500
Accounts receivable, net	—	1,356	137	51	41	9	63	4	30	—	1,691
Inventories, net	—	1,215	330	67	117	—	77	—	73	—	1,879
Property, plant and equipment, net	—	2,160	2,692	144	2,376	719	154	633	74	3	8,955
Goodwill and intangible assets, net	—	1,744	1,184	8	7	75	9	58	3	—	3,088
Other assets	131	453	160	22	103	212	93	24	9	113	1,320
Total assets	$15,460	$7,529	$5,334	$315	$3,120	$1,260	$436	$745	$208	$1,373	$35,780
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$864	$1,933	$1,471	$60	$294	$130	$64	$20	$28	$13	$4,877
Securities sold, not yet purchased, at fair value	337	—	—	—	—	—	—	—	—	—	337
Due to brokers	5,197	—	—	—	—	—	—	—	—	—	5,197
Post-employment benefit liability	—	1,328	—	2	9	—	52	—	—	—	1,391
Debt	—	2,690	675	3	2,133	295	274	32	—	5,486	11,588
Total liabilities	6,398	5,951	2,146	65	2,436	425	390	52	28	5,499	23,390

Equity attributable to Icahn Enterprises	4,284	1,231	1,612	250	711	578	30	693	180	(4,126)	5,443
Equity attributable to non-controlling interests	4,778	347	1,576	—	(27)	257	16	—	—	—	6,947
Total equity	9,062	1,578	3,188	250	684	835	46	693	180	(4,126)	12,390
Total liabilities and equity	$15,460	$7,529	$5,334	$315	$3,120	$1,260	$436	$745	$208	$1,373	$35,780

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

The following table presents our segments' geographic net sales from external customers, other revenues from operations and property, plant and equipment, net for the periods indicated:

	Net Sales			Other Revenues From Operations			Property, Plant and Equipment, Net
	Year Ended December 31,			Year Ended December 31,			December 31,
	2014	2013	2012	2014	2013	2012	2014	2013
	(in millions)
United States	$13,086	$13,171	$10,202	$1,169	$937	$914	$6,903	$6,207
Germany	1,507	1,339	1,175	—	—	—	423	425
Other	3,479	3,275	3,197	81	51	37	1,629	1,445
	$18,072	$17,785	$14,574	$1,250	$988	$951	$8,955	$8,077
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

	Year Ended December 31,									December 31,
	2014			2013			2012			2014	2013
	Interest Expense	Net (Loss) Income	Net (Loss) Income Attributable to Icahn Enterprises Holdings	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Total Assets	Total Assets
	(in millions)									(in millions)
Investment	$299	$(684)	$(305)	$10	$1,902	$812	$2	$372	$157	$15,460	$12,197
Automotive	128	(90)	(87)	111	263	250	141	(22)	(24)	7,529	7,545
Energy	38	168	95	48	479	289	39	338	263	5,334	5,748
Metals	—	(25)	(25)	—	(28)	(28)	—	(58)	(58)	315	334
Railcar	60	188	122	49	139	30	68	92	29	3,120	2,547
Gaming	13	269	185	14	19	13	13	30	21	1,260	996
Food Packaging	14	9	6	22	43	32	21	6	4	436	405
Real Estate	3	22	22	4	17	17	5	19	19	745	780
Home Fashion	—	2	2	—	(16)	(16)	—	(27)	(27)	208	222
Holding Company	291	(387)	(387)	302	(374)	(374)	282	13	13	1,396	987
Consolidated	$846	$(528)	$(372)	$560	$2,444	$1,025	$571	$763	$397	$35,803	$31,761
Amounts related to the amortization of debt discounts and premiums included in interest expense for the consolidated results of Icahn Enterprises Holdings were $21 million, $34 million and $27 million for the years ended December 31, 2014, 2013 and 2012, respectively.

14.	Income Taxes.
The difference between the book basis and the tax basis of our net assets, not directly subject to income taxes, is as follows:

	Icahn Enterprises		Icahn Enterprises Holdings
	December 31,		December 31,
	2014	2013	2014	2013
	(in millions)		(in millions)
Book basis of net assets	$5,443	$6,092	$5,446	$6,114
Book/tax basis difference	(1,566)	(2,248)	(1,545)	(2,248)
Tax basis of net assets	$3,877	$3,844	$3,901	$3,866

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our corporate subsidiaries recorded the following income tax benefit (expense) attributable to continuing operations for our taxable subsidiaries:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Current:
Domestic	$(45)	$22	$(104)
International	(35)	(61)	(53)
Total current	(80)	(39)	(157)
Deferred:
Domestic	201	146	191
International	(18)	11	47
Total deferred	183	157	238
	$103	$118	$81
The tax effect of significant differences representing deferred tax assets (liabilities) (the difference between financial statement carrying value and the tax basis of assets and liabilities) is as follows:

	December 31,
	2014	2013
	(in millions)
Deferred tax assets:
Property, plant and equipment	$144	$141
Net operating loss	1,348	1,137
Tax credits	149	166
Post-employment benefits, including pensions	388	303
Reorganization costs	11	27
Other	231	242
Total deferred tax assets	2,271	2,016
Less: Valuation allowance	(1,059)	(1,216)
Net deferred tax assets	$1,212	$800

Deferred tax liabilities:
Property, plant and equipment	$(239)	$(216)
Intangible assets	(177)	(187)
Investment in partnerships	(1,349)	(1,242)
Investment in U.S. subsidiaries	(307)	(307)
Other	(6)	(13)
Total deferred tax liabilities	(2,078)	(1,965)
	$(866)	$(1,165)

We recorded deferred tax assets and deferred tax liabilities of $389 million and $1,255 million, respectively, as of December 31, 2014 and $229 million and $1,394 million, respectively, as of December 31, 2013. Deferred tax assets are included in other assets in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We analyze all positive and negative evidence to consider whether it is more likely than not that all of the deferred tax assets will be realized.  Projected future income, tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment.  As of December 31, 2014 we had a valuation allowance of approximately $1.1 billion primarily related to tax loss and credit carryforwards, post-retirement benefits and other deferred tax assets.  The current and future provisions for income taxes may be significantly impacted by changes to valuation allowances.  These allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. For the year ended December 31, 2014, the valuation allowance on deferred tax assets decreased by $157 million. The decrease was attributable to $193 million decrease recorded by our Gaming segment offset by an increase of $33 million and $3 million recorded by our Automotive segment and American Entertainment Properties Corp (“AEPC”), an indirect wholly owned subsidiary of ours, respectively. For the year ended December 31, 2013, the valuation allowance on deferred tax assets decreased by $334 million. The decrease is primarily attributable to $279 million recorded by our Automotive segment and $55 million recorded by Food Packaging segment.
A reconciliation of the effective tax rate on continuing operations as shown in the consolidated statements of operations to the federal statutory rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
Foreign operations	6.7	1.3	0.7
Valuation allowance	21.5	(15.4)	14.8
Non-controlling interest	7.5	(2.3)	(1.1)
Goodwill	(5.7)	0.2	0.5
Gain on settlement of liabilities subject to compromise	4.9	—	(51.7)
Income not subject to taxation	(47.2)	(25.4)	(12.6)
Other	(6.4)	1.5	2.5
	16.3%	(5.1)%	(11.9)%
Automotive
Federal-Mogul did not record taxes on its undistributed earnings from foreign subsidiaries of $902 million at December 31, 2014 since these earnings are considered to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, Federal-Mogul may be subject to U.S. income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.
As of December 31, 2014, Federal-Mogul had $332 million of cash and cash equivalents, of which $138 million was held by foreign subsidiaries. In accordance with FASB ASC 740-30-25-17 through 19, Federal-Mogul asserts that these funds are indefinitely reinvested due to operational and investing needs of the foreign locations. Furthermore, Federal-Mogul will accrue any applicable taxes in the period when it no longer intends to indefinitely reinvest these funds. Federal-Mogul expects that the impact on cash taxes would be immaterial due to: the availability of net operation loss carryforwards and related valuation allowances; earnings considered previously taxed; and applicable tax treaties.
Federal-Mogul continues to maintain a valuation allowance related to its net deferred tax assets in multiple jurisdictions. As of December 31, 2014, our Automotive segment had valuation allowances of $868 million related to tax loss and credit carryforwards. The current and future provisions for income taxes may be significantly impacted by changes to valuation allowances in certain countries. These allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. The future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.
At December 31, 2014, our Automotive segment had a deferred tax asset before valuation allowance of $893 million for tax loss carryforwards and tax credits, including approximately $498 million in the United States with expiration dates from fiscal 2015 through fiscal 2034; $181 million in the United Kingdom with no expiration date; and $214 million in other jurisdictions with various expiration dates.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2013, IEH FM Holdings LLC, the parent company of Federal-Mogul, was contributed to American Entertainment Properties Corp. ("AEPC") in a tax-free transaction. Pursuant to the contribution and additional shares purchased, AEPC owns more than 80% of Federal-Mogul and Federal-Mogul is now included in the federal income tax consolidated group of AEPC. Positive and negative evidence was evaluated and AEPC was able to conclude that it was more likely than not to realize a portion of the Federal-Mogul deferred tax assets as part of the consolidated U.S. tax filing and released $18 million and $287 million of valuation allowance during the years ended December 31, 2014 and 2013, respectively.
Our Automotive segment has also concluded that there is a more than remote possibility that existing valuation allowances of up to $148 million as of December 31, 2014 could be released within the next 12 months.  If releases of such valuation allowances occur, they may have a significant impact on our consolidated statements of operations in the quarter in which it is deemed appropriate to release the reserve.
Energy
On May 19, 2012, CVR became a member of the consolidated federal tax group of AEPC. At December 31, 2014, CVR has Kansas state income tax credits of approximately $2 million, which are available to reduce future Kansas state regular income taxes. These credits, if not used, will expire in 2030. Additionally, CVR has Oklahoma state income tax credits of approximately $18 million which are available to reduce future Oklahoma state regular income taxes. These credits have an indefinite life.
Gaming, Home Fashion, Food Packaging and Other
At December 31, 2014, AEPC, which includes CVR, Metals, Home Fashion and Real Estate segments, among others, had $1.3 billion of net operating loss carryforwards with expiration dates from years 2026 through 2034. During 2012, WPH merged into a newly formed single member limited liability company owned by AEPC. The merger constituted a tax free reorganization. In addition, AEPC acquired a controlling interest in CVR during 2012. CVR has a history of significant earnings and projections of future earnings. Pursuant to these transactions, AEPC evaluated all positive and negative evidence associated with its deferred tax assets and, primarily as a result of the merger of WPH and the change in estimated future earnings from the acquisition of CVR, AEPC concluded it was more likely than not that all of the federal net operating loss carryforward related to our Home Fashion segment would be realized. Accordingly, during 2012, AEPC reversed $221 million of valuation allowance related to our Home Fashion segment's deferred tax assets. Due to separate company net operating loss limitations, AEPC could not determine that it was more likely than not to realize some of the state net operating loss carryforwards and the federal net operating loss carryforward from other segments. The valuation allowance on these deferred tax assets is approximately $55 million as of December 31, 2014.

AEPC did not record taxes on its undistributed earnings from Metals and Home Fashion foreign subsidiaries of approximately $18 million as of December 31, 2014 since these earnings are considered to be permanently reinvested.  AEPC may be subject to U.S. income taxes and foreign withholding taxes on such amounts.  Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.
At December 31, 2014, Viskase had U.S. federal and state net operating loss carryforwards of $100 million which will begin expiring in the year 2024 and forward, and foreign net operating loss carryforwards of $15 million with an unlimited carryforward period. During the fourth quarter of 2013, Viskase's management determined that it was more likely than not that all of the deferred tax assets would be fully realized based on the expectation of positive evidence and projected income in future years. Accordingly, Viskase released all $55 million of its valuation allowance on deferred tax assets.
Viskase did not record taxes on its undistributed earnings from foreign subsidiaries of $68 million at December 31, 2014 since these earnings are considered to be permanently reinvested. Viskase may be subject to U.S. income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.
At December 31, 2014, ARI had federal net operating losses of $32 million, all of which will be carried back to offset prior years' taxable income. ARI considers its Canadian earnings to be permanently reinvested, and therefore has not recorded a provision for U.S. income tax or foreign withholding taxes on the cumulative earnings of its Canadian subsidiary. Such undistributed earnings of $3 million from ARI's Canadian subsidiary have been included in consolidated equity as of both December 31, 2014 and 2013. If ARI were to change its intentions and such earnings were remitted to the U.S., these earnings

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

would be subject to U.S. income taxes. However, as of December 31, 2014 and 2013 foreign tax credits would be available to offset these taxes such that the U.S. tax impact would be insignificant.
Our Gaming segment has federal NOL carryforwards pursuant to the purchase of Adamar of New Jersey, Inc. (“Adamar”). Internal Revenue Code Section 382 (“Code 382”) places certain limitations on the annual amount of NOL carryforwards that can be utilized when a change of ownership occurs. Our Gaming segment believes its purchase of Adamar was a change in ownership pursuant to Code 382. As a result of the annual limitation, the NOL carryforward amount available to be used in future periods is $161 million and will begin to expire in the year 2028 and forward. As of March 8, 2010, Tropicana had various net deferred tax assets made up primarily of the expected future tax benefit of net operating loss carryforwards and excess tax basis not yet deductible for tax purposes. A valuation allowance was provided in full against these net deferred tax assets upon emergence from bankruptcy. During the year ended December 31, 2014, our Gaming segment reversed the valuation allowance related to the net deferred tax assets by $196 million. The reduction in the valuation allowance is a result of our Gaming segment analyzing all positive and negative evidence and concluding that it is more likely than not to realize the benefit of this portion of its net deferred tax assets. The reduction in the valuation allowance was recorded as an income tax benefit during the year ended December 31, 2014.
Accounting for Uncertainty in Income Taxes
A summary of the changes in the gross amounts of unrecognized tax benefits for the fiscal years ended December 31, 2014, 2013 and 2012 are as follows:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Balance at January 1	$132	$113	$388
Addition based on tax positions related to the current year	18	23	23
Acquisition of CVR	—	—	18
Increase for tax positions of prior years	10	6	15
Decrease for tax positions of prior years	(14)	(9)	(15)
Decrease for statute of limitation expiration	(3)	(1)	(14)
Settlements	(25)	1	(301)
Impact of currency translation and other	(5)	(1)	(1)
Balance at December 31	$113	$132	$113

At December 31, 2014, 2013 and 2012, we had unrecognized tax benefits of $113 million, $132 million and $113 million, respectively. Of these totals, $76 million, $54 million and $71 million represents the amount of unrecognized tax benefits that if recognized, would affect the annual effective tax rate in the respective periods. The total unrecognized tax benefits differ from the amount which would affect the effective tax rate primarily due to the impact of valuation allowances.
During the next 12 months, Federal-Mogul believes that it is reasonably possible that unrecognized tax benefits of Federal-Mogul may decrease by approximately $3 million due to audit settlements or statute expirations, of which approximately $2 million, if recognized, could impact the effective tax rate. We do not anticipate any significant changes to the amount of our unrecognized tax benefits in our other business segments during the next 12 months.
We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. We recorded $19 million, $27 million and $17 million as of December 31, 2014, 2013 and 2012, respectively, in liabilities for tax related net interest and penalties in our consolidated balance sheets. Income tax (benefit) expense related to interest and penalties were $(11) million, $8 million and $3 million for the years December 31, 2014, 2013 and 2012, respectively. We or certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. We and our subsidiaries are no longer subject to U.S. federal tax examinations for years before 2010 or state and local examinations for years before 2008, with limited exceptions. We, or our subsidiaries, are currently under various income tax examinations in several states and foreign jurisdictions, but are no longer subject to income tax examinations in major foreign jurisdictions for years prior to 2005.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Changes in Accumulated Other Comprehensive Loss.
Changes in accumulated other comprehensive loss consists of the following:

	Post-Employment Benefits, Net of Tax	Hedge Instruments, Net of Tax	Translation Adjustments and Other, Net of Tax	Total
	(in millions)
Balance at December 31, 2013	$(464)	$(26)	$(315)	$(805)
Other comprehensive loss before reclassifications, net of tax	(239)	(1)	(260)	(500)
Reclassifications from accumulated other comprehensive loss to earnings(1)	11	1	—	12
Other comprehensive loss, net of tax	(228)	—	(260)	(488)
Balance at December 31, 2014	$(692)	$(26)	$(575)	$(1,293)

(1) Refer to Note 11, "Pension, Other Post-employment Benefits and Employee Benefit Plans," and Note 7, "Financial Instruments," for additional information with respect to reclassifications from accumulated other comprehensive loss to earnings relating to post-employment benefits, net of tax and hedge instruments, net of tax, respectively. Such items do not represent reclassifications in their entirety.

16.	Other Income (Loss), Net.
Other income (loss), net consists of the following:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Loss on extinguishment of debt (Note 10)	$(162)	$—	$(10)
Realized and unrealized gain (loss) on derivatives, net (Note 7)	186	57	(190)
Tax settlement gain (loss)	32	(23)	—
Net gain (loss) on disposition of assets	25	(56)	5
Predecessor claim settlement	53	—	—
Equity earnings from non-consolidated affiliates	50	26	35
Foreign currency translation loss	(10)	(12)	(9)
Other	8	29	(6)
	$182	$21	$(175)

In December 2014, our Gaming segment settled certain predecessor claims which resulted in a one-time gain of $53 million during 2014.
The net gain on disposition of assets for 2014 primarily relates to net gains on the sale of fixed assets within various segments. The net loss on disposition of assets for 2013 primarily relates to various divestitures by our Automotive segment. During the first quarter of 2013, our Automotive segment recorded a loss on divestiture of $48 million related to the disposal of its sintered components operations located in France. During the second quarter of 2013, our Automotive segment recorded a loss on divestiture of $6 million related to its connecting rod manufacturing facility located in Canada and its camshaft foundry located in the United Kingdom. During the third quarter of 2013, our Automotive segment recorded a loss on divestiture relating to its fuel pump business of $6 million, which is net of a $19 million OPEB curtailment gain, as discussed further in Note 11, "Pension, Other Post-employment Benefits and Employee Benefit Plans." Because the financial results from the disposition of these businesses were not material, individually or in the aggregate, to our consolidated financial statements, we

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

did not reflect the dispositions of these businesses as discontinued operations in either the current period or on a retrospective basis.
During 2014, our Gaming segment recorded a gain of $32 million related to the settlement of a certain property tax matter in Atlantic City, New Jersey. During 2013, our Food Packaging segment recorded a loss of $23 million related to the settlement of a certain tax matter.

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
Total environmental liabilities, determined on an undiscounted basis, were $15 million and $14 million at December 31, 2014 and 2013, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.
Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At December 31, 2014, Federal-

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $40 million.
Asset Retirement Obligations
Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $24 million and $26 million at December 31, 2014 and 2013, respectively, for ARO's, primarily related to anticipated costs of removing hazardous building materials at its facilities, and has considered impairment issues that may result from capitalization of these ARO amounts.
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
Other Matter
On April 25, 2014, a group of plaintiffs brought an action against Federal-Mogul Products, Inc. (“F-M Products”), a wholly-owned subsidiary of Federal-Mogul, alleging injuries and damages associated with the discharge of chlorinated hydrocarbons by the former owner of a facility located in Kentucky.  Since 1998, when F-M Products acquired the facility, it has been cooperating with the applicable regulatory agencies on remediating the prior discharges pursuant to an order entered into by the facility’s former owner. Federal-Mogul is unable to estimate any reasonably possible range of loss for reasons including that the plaintiffs did not claim any amount of damages in their complaint. F-M Products intends to vigorously defend this litigation.
Energy
Unconditional Purchase Obligations
The minimum required payments for CVR's unconditional purchase obligations are as follows:

Unconditional Purchase Obligations(1)
(in millions)
2015	$126
2016	109
2017	107
2018	106
2019	105
Thereafter	718
$1,271
(1)This amount includes $800 million payable ratably over sixteen years pursuant to petroleum transportation service agreements between CRRM and each of TransCanada Keystone Limited Partnership and TransCanada Keystone Pipeline, LP (together, "TransCanada"). The purchase obligation reflects the exchange rate between the Canadian dollar and the U.S. dollar as of December 31, 2014, where applicable. Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of 20 years on TransCanada's Keystone pipeline system. CRRM began receiving crude oil under the agreements in the first quarter of 2011.
Unconditional Purchase Obligations
CVR leases various equipment, including rail cars and real properties under long-term operating leases expiring at various dates. For the years ended December 31, 2014 and 2013 and the period May 5, 2012 through December 31, 2012, total lease expense was $9 million, $9 million and $6 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. Additionally, in the normal course of business, CVR has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Crude Oil Supply Agreement
On August 31, 2012, CRRM and Vitol Inc. ("Vitol"), entered into an Amended and Restated Crude Oil Supply Agreement (the "Vitol Agreement"). Under the Vitol Agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps to reduce CVR Refining's inventory position and mitigate crude oil pricing risk. The Vitol Agreement had an initial term commencing on August 31, 2012 and extending through December 31, 2014 (the "Initial Term"). Following the Initial Term, the Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of the Initial Term or any Renewal Term. The Vitol Agreement was extended for a one-year Renewal Term through December 31, 2015.
Litigation
From time to time, CVR is involved in various lawsuits arising in the normal course of business, including matters such as those described below under, "Environmental, Health and Safety Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. It is possible that CVR's management estimates of the outcomes will change within the next year due to uncertainties inherent in litigation and settlement negotiations. In the opinion of CVR management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying consolidated financial statements. There can be no assurance that CVR management's beliefs or opinions with respect to liability for potential litigation matters will prove to be accurate.
On June 21, 2012, Goldman, Sachs & Co. ("GS") filed suit against CVR in state court in New York, alleging that CVR failed to pay GS fees allegedly due to GS by CVR pursuant to an engagement letter dated March 21, 2012, which according to the allegations set forth in the complaint, provided that GS was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's stock, made by Carl C. Icahn and certain of his affiliates. On September 8, 2014, the court (in its decision granting GS's motion for summary judgment against CVR) directed the court clerk to enter judgment against CVR in the amount of approximately $22.6 million. CVR filed its notice of appeal on October 3, 2014 and intends to vigorously pursue the appeal. On November 24, 2014, CVR paid the judgment to GS, subject to a right of refund if it is successful on appeal.
On August 10, 2012, Deutsche Bank ("DB") filed suit against CVR in state court in New York, alleging that CVR failed to pay DB fees allegedly due to DB by CVR pursuant to an engagement letter dated March 23, 2012, which according to the allegations set forth in the complaint, provided that DB was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's stock made by Carl C. Icahn and certain of his affiliates. On September 8, 2014, the court (in its decision granting DB's motion for summary judgment against CVR) directed the court clerk to enter judgment against CVR in the amount of approximately $22.7 million. CVR filed its notice of appeal on October 3, 2014 and intends to vigorously pursue the appeal. On October 27, 2014, CVR paid the judgment to DB, subject to a right of refund if it is successful on appeal.
CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reclassified and reassessed CRNF's nitrogen fertilizer plant for property tax purposes. The reclassification and reassessment resulted in an increase in CRNF's annual property tax expense by an average of $11 million per year for each of the years ended December 31, 2008 and 2009, $12 million for the year ended December 31, 2010 and $11 million for each of the years ended December 31, 2011 and 2012. CRNF protested the classification and resulting valuation for each of those years to the Kansas Court of Tax Appeals ("COTA"), followed by an appeal to the Kansas Court of Appeals. However, CRNF fully accrued and paid the property taxes the county claims are owed for the years ended December 31, 2008 through 2012. The Kansas Court of Appeals, in a memorandum opinion dated August 9, 2013, reversed the COTA decision in part and remanded the case to COTA, instructing COTA to classify each asset on an asset by asset basis instead of making a broad determination that the entire plant was real property as COTA did originally. The County filed a motion for rehearing with the Kansas Court of Appeals and a petition for review with the Kansas Supreme Court, both of which have been denied. CRNF believes that when that asset by asset determination is done, the majority of the plant will be classified as personal property which would result in significantly lower property taxes for CRNF for 2008 and for those years after the conclusion of the property tax settlement noted below as compared to the taxes paid by CRNF prior to the settlement.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 25, 2013, Montgomery County and CRNF agreed to a settlement for tax years 2009 through 2012, which has lowered and will lower CRNF's property taxes by about $11 million per year (as compared to the 2012 tax year) for tax years 2013 to 2016 based on current mill levy rates. In addition, the settlement provides that Montgomery County will support CRNF's application before COTA for a ten-year tax exemption for the UAN expansion. Finally, the settlement provides that CRNF will continue its appeal of the 2008 reclassification and reassessment discussed above.
The SEC is currently conducting an investigation in connection with CVR's disclosures following the announcement of a tender offer for CVR's stock initiated in February 2012. CVR is cooperating with the SEC and has produced, at the SEC's request, documents pertaining to the tender offer and its disclosures.
Flood, Crude Oil Discharge and Insurance
Crude oil was discharged from the Coffeyville refinery on July 1, 2007, due to the short amount of time available to shutdown and secure the refinery in preparation for the flood that occurred on June 30, 2007. In connection with the discharge, CVR received in May 2008, notices of claims from 16 private claimants under the Oil Pollution Act ("OPA") in an aggregate amount of approximately $4 million (plus punitive damages). In August 2008, those claimants filed suit against CVR in the United States District Court for the District of Kansas in Wichita (the "Angleton Case"). In October 2009 and June 2010, companion cases to the Angleton Case were filed in the United States District Court for the District of Kansas in Wichita, seeking a total of approximately $3 million (plus punitive damages) for three additional plaintiffs as a result of the July 1, 2007 crude oil discharge. CVR has settled all of the claims with the plaintiffs from the Angleton Case and has settled all of the claims from the companion cases with the last remaining claim against it being settled during the first quarter of 2014. The settlements did not have a material adverse effect on our consolidated financial statements.
On October 25, 2010, CVR received a letter from the United States Coast Guard on behalf of the EPA seeking approximately $2 million in oversight cost reimbursement. CVR responded by asserting defenses to the Coast Guard's claim for oversight costs. On September 23, 2011, the United States Department of Justice ("DOJ"), acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas seeking recovery from CRRM related to alleged non-compliance with the Clean Air Act's Risk Management Program ("RMP"), the Clean Water Act ("CWA") and the OPA. CRRM reached an agreement with the DOJ resolving its claims under CWA and OPA. The agreement was memorialized in a Consent Decree that was filed with and approved by the Court on February 12, 2013 and March 25, 2013, respectively (the "2013 Consent Decree"). On April 19, 2013, CRRM paid a civil penalty (including accrued interest) in the amount of $0.6 million related to the CWA claims and reimbursed the Coast Guard for oversight costs under OPA in the amount of $1.7 million. The 2013 Consent Decree also requires CRRM to make small capital upgrades to the Coffeyville refinery crude oil tank farm, develop flood procedures and provide employee training, the majority of which have already been completed.
The parties also reached an agreement to settle DOJ’s claims related to alleged non-compliance with RMP. The agreement is memorialized in a separate consent decree that was filed with and approved by the Court on May 21, 2013 and July 2, 2013, respectively, and provided for a civil penalty of $0.3 million. On July 29, 2013, CRRM paid the civil penalty related to the RMP claims. In 2014, CRRM completed several audits required by the RMP consent decree, which were related to compliance with RMP requirements.
CRRM sought insurance coverage for the crude oil release and for the ultimate costs for remediation and third-party property damage claims. On July 10, 2008, CVR filed a lawsuit in the United States District Court for the District of Kansas (the "Court") against certain of CVR's environmental insurance carriers requesting insurance coverage indemnification for the June/July 2007 flood and crude oil discharge losses. Each insurer reserved its rights under various policy exclusions and limitations and cited potential coverage defenses. The Court issued summary judgment opinions that eliminated the majority of the insurance defendants' reservations and defenses. CRRM has received $25 million of insurance proceeds under its primary environmental liability insurance policy, which constitutes full payment of the primary pollution liability policy limit. In November 2014, CRRM concluded a jury trial against the remaining insurance carriers and received a verdict and judgment of $27 million, exclusive of potential prejudgment interest and attorneys' fees, which have been requested in post-trial motions. CVR Refining has a $4 million receivable related to this matter as of both December 31, 2014 and 2013. In accordance with accounting guidance related to gain contingencies, no additional amounts have been recognized related to the verdict and judgment in the consolidated financial statements.

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
CRRM, CRNF, CRCT, WRC and CRT are subject to extensive and frequently changing federal, state and local, environmental and health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, the storage, handling, use and transportation of petroleum and nitrogen products, and the characteristics and composition of gasoline and diesel fuels. The ultimate impact of complying with evolving laws and regulations is not always clearly known or determinable due in part to the fact that our operations may change over time and certain implementing regulations for laws, such as the federal Clean Air Act, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs for our Energy segment.
CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and the now-closed Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under RCRA to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-20 and Docket No. VII-95-H-11, respectively). As December 31, 2014 and 2013, environmental accruals of $1 million and $2 million, respectively, were reflected in the consolidated balance sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders. Accruals were determined based on an estimate of payment costs through 2031, for which the scope of remediation was arranged with the EPA, and were discounted at the appropriate risk free rates at December 31, 2014 and 2013. The accruals include estimated closure and post-closure costs of $1 million for the two landfills at both December 31, 2014 and 2013.
CVR's management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, CVR's management believes that the accruals established for environmental expenditures are adequate.
In 2007, the EPA promulgated the Mobile Source Air Toxic II ("MSAT II") rule that requires the reduction of benzene in gasoline by 2011. The MSAT II projects for CRRM and WRC were completed within the compliance deadline of November 1, 2014. The projects were completed at a total cost, excluding capitalized interest, of approximately $48 million for CRRM and $88 million for WRC.
The petroleum business is subject to the Renewable Fuel Standard ("RFS") which requires refiners to either blend "renewable fuels" in with their transportation fuels or purchase renewable fuel credits, known as RINs in lieu of blending. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. motor fuel market, there may be a decrease in demand for petroleum products. The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. Beginning in 2011, the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Coffeyville refinery was required to blend renewable fuels into its gasoline and diesel fuel or purchase RINs in lieu of blending. In 2013, the Wynnewood refinery was subject to the RFS for the first time. However, because the cost of purchasing RINs had been extremely volatile and had significantly increased, the Wynnewood refinery petitioned the EPA as a "small refinery" for hardship relief from the RFS requirements in 2013 based on the "disproportionate economic hardship" of the rule on the Wynnewood refinery. The EPA denied the petition in a letter dated September 5, 2014.
During 2013, the cost of purchasing RINs was extremely volatile as the EPA's proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). In November 2013, the EPA published the annual renewable fuel percentage standards for 2014, which acknowledged the blend wall and were generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 proposed percentage standards were published; however, RIN prices remained volatile and have increased subsequently in 2014. In May 2014, the EPA lowered the 2013 cellulosic biofuel standard to 0.0005%, and, in June 2014, the EPA extended the compliance demonstration deadline for the 2013 RFS to September 30, 2014. In August 2014, the EPA further extended the compliance demonstration deadline for the 2013 RFS to 30 days following the publication of the final 2014 annual renewable fuel percentage standards. In November 2014, the EPA announced that it would not finalize the 2014 annual renewable fuel percentage standards before the end of 2014 thereby extending the compliance deadline for the 2013 RFS as well.
The cost of RINs for the years ended December 31, 2014 and 2013 and the period May 5, 2012 through December 31, 2012 was $127 million, $181 million and $14 million, respectively. As of December 31, 2014 and 2013, the petroleum business' biofuel blending obligation was $52 million and $17 million, respectively, which is included in accrued expenses and other liabilities on the consolidated balance sheets. The future cost of RINs for the petroleum business going forward is difficult to estimate, particularly until such time that the 2014 renewable fuel percentage standards are finalized and the 2015 renewable fuel percentage standards are announced. Additionally, the cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at the its refineries, all of which can vary significantly from quarter to quarter.
In April 2014, the EPA promulgated the Tier 3 Motor Vehicle Emission and Fuel Standards, which will require that gasoline contain no more than ten parts per million of sulfur on an annual average basis. Refineries must be in compliance with the more stringent emission standards by January 1, 2017; however, compliance with the rule is extended until January 1, 2020 for approved small volume refineries and small refiners. The Wynnewood refinery has submitted an application to EPA requesting "small volume refinery" status. It is not anticipated that the refineries will require additional controls or capital expenditures to meet the anticipated new standard.
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
In March 2012, CRRM entered into a "Second Consent Decree" with the EPA, which replaces the 2004 Consent Decree, as amended (other than certain financial assurance provisions associated with corrective action at the refinery and terminal under RCRA). The Second Consent Decree was entered by the U.S. District Court for the District of Kansas on April 19, 2012. The Second Consent Decree gives CRRM more time to install the FCCU controls from the 2004 Consent Decree and expands the scope of the settlement so that it is now considered a "global settlement" under the EPA's "National Petroleum Refining Initiative." Under the National Petroleum Refining Initiative, the EPA alleged industry-wide non-compliance with four "marquee" issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The National Petroleum Refining Initiative has resulted in most U.S. refineries (representing more than 90% of the U.S. refining capacity) entering into consent decrees requiring the payment of civil penalties and the installation of air pollution control equipment and enhanced operating procedures. Under the Second Consent Decree, CVR was required to pay a civil penalty of less than $1 million and complete the installation of FCCU controls required under the 2004 Consent Decree, add controls to certain heaters and boilers and enhance certain work practices relating to wastewater and fugitive

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

emissions. The remaining costs of complying with the Second Consent Decree are expected to be approximately $44 million. Additional incremental capital expenditures associated with the Second Consent Decree will not be material and will be limited primarily to the retrofit and replacement of heaters and boilers over several year time-frame.
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
From time to time, ODEQ conducts inspections of the Wynnewood refinery and pursues enforcement related to any alleged non-compliance with the Clean Air Act seeking civil penalties and injunctive relief, which may necessitate the installation of controls. In January 2014, ODEQ issued a full compliance evaluation ("FCE") report covering the period from December 2010 through June 2013, which covered periods of the previous owner's ownership and operation and, in some cases, continued into CVR Refining's ownership of the Wynnewood refinery. In addition, on April 11, 2014, WRC received a partial compliance evaluation ("PCE") report from ODEQ alleging additional violations of the Clean Air Act. ODE conducted a follow-up inspection on June 30, 2014. WRC has responded to both the FCE and PCE. The costs of any enforcement that may arise as a result of the FCE or the PCE cannot be predicted at this time. However, based on its experience related to Clean Air Act enforcement and control requirements, CVR does not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.
WRC has entered into a series of Clean Water Act consent orders with ODEQ. The latest consent order (the "CWA Consent Order"), which superseded other consent orders, became effective in September 2011. The CWA Consent Order addressed alleged non-compliance by WRC with its Oklahoma Pollutant Discharge Elimination System ("OPDES") permit limits. The CWA Consent Order required WRC to take corrective action steps, including undertaking studies to determine whether the Wynnewood refinery's wastewater treatment plant capacity is sufficient. WRC completed its obligations under the CWA Consent Order, and ODEQ notified WRC that the CWA Consent Order is closed.
In January 2014, the EPA also issued an inspection report to the Wynnewood refinery related to a RCRA compliance evaluation inspection conducted in March 2013. In February 2014, ODEQ notified WRC that it concurred with the EPA's inspection findings and would be pursuing enforcement. WRC and ODEQ currently are engaged in settlement discussions related to a civil penalty and injunctive relief. The costs of any related enforcement settlement cannot be predicted at this time. However, based on its experience related to RCRA enforcement, CVR does not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the years ended December 31, 2014 and 2013 and the period May 5, 2012 through December 31, 2012, capital expenditures were approximately $101 million, $111 million and $21 million, respectively, and were incurred to improve the environmental compliance and efficiency of the operations.
CRRM, CRNF, CRCT, WRC and CRT each believe it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on CVR's business, financial condition, or results of operations.
On September 28, 2012, the Wynnewood refinery experienced an explosion in a boiler unit during startup after a short outage as part of the turnaround process. Two employees were fatally injured. Damage at the refinery was limited to the boiler. Additionally, there has been no evidence of environmental impact. The refinery was in the final stages of shutdown for turnaround maintenance at the time of the incident. The petroleum business completed an internal investigation of the incident and cooperated with OSHA in its investigation. OSHA also conducted a general inspection of the facility during the boiler incident investigation. In March 2013, OSHA completed its investigation and communicated its citations to WRC. OSHA also placed WRC in its Severe Violators Enforcement Program ("SVEP"). WRC is vigorously contesting the citations and OSHA's placement of WRC in the SVEP. Any penalties associated with OSHA's citations are not expected to have a material adverse effect on the consolidated financial statements. On September 25, 2013, WRC agreed to pay a small civil penalty to settle rather than defend claims alleged by the EPA under the Clean Air Act's general duty clause related to the boiler incident. In addition to the above, the spouses of the two employees fatally injured have filed a civil lawsuit against WRC, CVR Refining and CVR

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy in Fort Bend County, Texas. The civil suit is in discovery and the companies will vigorously defend the suit. It is currently too early to assess a potential outcome in the matter.
Metals
Environmental Matters
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $28 million and $29 million as of December 31, 2014 and 2013, respectively. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.
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
PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  In addition, PSC Metals recently learned that its Knoxville location was the subject of investigations by the State of Tennessee under the federal Superfund law. These investigations were performed by the State of Tennessee pursuant to a contract with the EPA. PSC Metals is exploring a potential settlement of the matter. Currently, PSC Metals cannot assess the impact of any cost or liability associated with these investigations. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of December 31, 2014 and 2013. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
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
Railcar
On October 24, 2014, ARI filed a complaint in United States District Court for the Southern District of New York against Gyansys, Inc. ("Gyansys"). The complaint asserts a claim against Gyansys for breaching its contract with ARI to implement an enterprise resource planning system. ARI seeks to recover monetary damages in an amount still to be determined, but which ARI alleged exceeds $25 million. Gyansys filed a response to the suit denying its responsibility. It also counterclaimed against ARI for a breach of contract and wrongful termination, seeking damages in excess of $10 million and equitable relief. At this time, ARI does not have sufficient information to reasonably form an estimate of the potential outcome (gain or loss) of this litigation. However, ARI believes that Gyansys' counterclaims lack merit, and ARI has filed a motion to dismiss Gyansys' counterclaims in part.
Gaming
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
Indiana Gross Income Tax Appeals
In September 2014, Tropicana settled gross income tax litigation pending with the state of Indiana related to its Predecessors, Aztar Missouri Gaming Corporation ("AMO") and Aztar Indiana Gaming Corporation and its successor, Aztar Indiana Gaming, LLC (collectively, "AIN") pursuant to which it paid the state of Indiana a settlement in the amount of $0.6 million and withdrew gross income tax refund claims related to AIN and AMO for the tax years 2004 through 2008 in exchange for a dismissal of tax assessments against AIN for the tax year 2008, and an exchange of mutual releases between the parties related to Indiana gross income tax assessments and refund claims for the tax years 2004 through 2008. As a result, Tropicana recorded adjustments to both its administrative tax claim receivable and accrual in the amount of $8 million.
Home Fashion
Environmental Matters
WPH is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes used in or resulting from its operations and potential remediation obligations. WPH's operations are also governed by U.S. federal, state, local and foreign laws, rules and regulations relating to employee safety and health which, among other things, establish exposure limitation for cotton dust, formaldehyde, asbestos and noise, and which regulate chemical, physical and ergonomic hazards in the workplace. WPH estimated its environmental accruals to be $1 million at both December 31, 2014 and 2013.
Other Matters
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 88.4% of Icahn Enterprises' outstanding depositary units as of December 31, 2014. Applicable pension and tax laws make each member of a “controlled

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. As a result of our ownership of more than 80% in our subsidiaries, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. ACF and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of December 31, 2014 and 2013. If the plans were voluntarily terminated, they would be underfunded by approximately $474 million and $592 million as of December 31, 2014 and 2013, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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
Consolidated Leases
Consolidated future minimum lease payments under operating leases with initial terms of one or more years consist of the following at December 31, 2014:

Year	Amount
(in millions)
2015	$75
2016	69
2017	55
2018	41
2019	34
Thereafter	129
$403

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Subsequent Events.
Icahn Enterprises
Distribution
On February 20, 2015, the board of directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit, which will be paid on or about April 22, 2015 to depositary unitholders of record at the close of business on March 9, 2015. Depositary unitholders will have until April 2, 2015 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unitholders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 10 consecutive trading days ending April 17, 2015. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
Automotive
Acquisition of Uni-Select, Inc.
As previously disclosed, on February 9, 2015, Icahn Enterprises entered into a definitive agreement to acquire substantially all of the auto parts assets in the United States of Uni-Select, Inc. ("Uni-Select USA"), a leading automotive parts distributor for domestic and imported vehicles, for a purchase price of approximately $340 million, subject to customary closing conditions.
Uni-Select USA has 39 distribution centers and satellite locations and 240 corporate-owned jobber stores in the United States and supports a network of more than 2,000 independent wholesalers. Through its banner and technical support programs as well as its offering of premium auto parts, Uni-Select USA has built its reputation on being the partner of choice for independent entrepreneurs eager to tap into the strength of large network.
UniSelect USA will be operated independently of Federal-Mogul and will be reported as part of our Automotive segment.
Acquisition of TRW Automotive Holdings Corp.
On February 6, 2015, certain subsidiaries of Federal-Mogul finalized an agreement with TRW Automotive Holdings Corp. ("TRW") to purchase certain business assets of the TRW engine components business. The business was acquired through a combination of asset and stock purchases for a base purchase price of approximately $313 million, which was funded primarily from the Federal-Mogul Replacement Revolver Facility and was subject to certain customary closing and post-closing adjustments. The purchase of TRW’s engine valve business adds a new product line to Federal-Mogul's portfolio, strengthens its position as a leading developer and supplier of core components for engines, and enhances its ability to support its customers to improve fuel economy and reduce emissions.
Other
On February 24, 2015, Federal-Mogul announced that it intends to launch a registered rights offering on or about March 6, 2015. In the rights offering, each holder of Federal-Mogul’s common stock as of the close of business on the record date of March 6, 2015 will be issued, at no charge, one transferable subscription right for each whole share of common stock owned by that stockholder on the record date (the “basic subscription privilege”). The rights offering will also include an over-subscription privilege, which will entitle stockholders who exercise all of their subscription rights in the basic subscription privilege the right to purchase additional shares of common stock in the rights offering, subject to availability and pro rata allocation of shares among rights holders exercising such over-subscription privilege.
Federal-Mogul will offer a number of shares of its common stock in the rights offering, inclusive of the over-subscription privilege, representing approximately $250 million of gross proceeds. Federal-Mogul plans to use the proceeds from the rights offering to strengthen its balance sheet.
Railcar
In January 2015, Longtrain Leasing III, a wholly owned subsidiary of ARI, completed a private placement of $626 million in aggregate principal amount of notes consisting of $250 million in aggregate principal amount of its 2.98% Fixed Rate Secured Railcar Equipment Notes, Class A-1 (the "ARI Class A-1 Notes") and $376 million in aggregate principal amount

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of its 4.06% Fixed Rate Secured Railcar Equipment Notes, Class A-2 (the "ARI Class A-2 Notes", and collectively with the ARI Class A-1 Notes, the "ARI 2015 Notes"). The ARI 2015 Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025. The ARI 2015 Notes are obligations of Longtrain Leasing III only and are secured by, among other things, a portfolio of railcars and leases thereon acquired by Longtrain Leasing III pursuant to a contribution and sale agreement between Longtrain Leasing III and ARI. Additionally, in connection with the ARI 2015 Notes offering, Longtrain Leasing III entered into a railcar management agreement with ARL, as manager, under which ARL will manage, operate, market, store, lease, re-lease, sublease and service the subject railcars on behalf of Longtrain Leasing III. This agreement extends at least through the Notes' final maturity date of January 17, 2045.
The ARI 2015 Notes are not registered under the Securities Act of 1933, as amended (Securities Act), or any state securities laws, and were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States in accordance with Regulation S under the Securities Act.
The ARI 2015 Notes were issued pursuant to an indenture, dated January 29, 2015 between Longtrain Leasing III and U.S. Bank National Association ("ARI Indenture"), as indenture trustee (Indenture Trustee). The ARI Class A-1 Notes bear interest at a fixed rate of 2.98%, and the ARI Class A-2 Notes bear interest at a fixed rate of 4.06%. Interest on the ARI 2015 Notes shall be payable monthly on the 15th calendar day of each month in accordance with the flow of funds provisions described in the Indenture. While the legal final maturity date of the ARI 2015 Notes is January 17, 2045, cash flows from Longtrain Leasing III's assets will be applied, pursuant to the flow of funds provisions of the Indenture, so as to achieve monthly targeted principal balances. If the cash flow assumptions used in determining the targeted balances are met, it is anticipated that the Notes will be repaid well in advance of their stated legal final maturity date. There can be no assurance, however, that such cash flow assumptions will be realized. Also, under the flow of funds provisions of the Indenture, early amortization of the ARI 2015 Notes may be required in certain circumstances. If the ARI 2015 Notes are not repaid by the expected principal repayment date on January 15, 2025, additional interest shall accrue at a rate of 5.0% per annum and be payable monthly according to the flow of funds.
Longtrain Leasing III can prepay or redeem the ARI Class A-1 Notes, in whole or in part, on any payment date and the ARI Class A-2 Notes, in whole or in part, on any payment date occurring on or after January 16, 2018.
The ARI Indenture contains covenants which limit, among other things, Longtrain Leasing III's ability to incur additional indebtedness or encumbrances on its assets, pay dividends or make distributions, make certain investments, perform its business other than specified activities, enter into certain types of transactions with its affiliates, and sell assets or consolidate or merge with or into other companies. These covenants are subject to a number of exceptions and qualifications.
The ARI Indenture also contains certain customary events of default, including among others, failure to pay amounts when due after applicable grace periods, failure to comply with certain covenants and agreements, and certain events of bankruptcy or insolvency. Certain events of default under the Indenture will make the outstanding principal balance and accrued interest on the ARI 2015 Notes, together with all amounts then due and owing to the noteholders, immediately due and payable without further action. For other events of default, the Indenture Trustee, acting at the direction of a majority of the noteholders, may declare the principal of and accrued interest on all Notes then outstanding to be due and payable immediately.
Longtrain Leasing III has used the net proceeds from the sale of the ARI 2015 Notes to purchase railcars from ARI pursuant to a contribution and sale agreement between ARI and Longtrain Leasing III. ARI used and intends to use the proceeds from the sale of railcars to Longtrain Leasing III for general corporate purposes and to repay certain indebtedness, including two prior lease fleet financings.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Quarterly Financial Data (Unaudited).

	For the Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
	(in millions, except per unit data)
Net sales	$4,666	$4,574	$4,867	$4,497	$4,557	$4,181	$3,982	$4,533
Gross margin on net sales	524	681	540	610	339	356	184	329
Total revenues	4,990	5,369	6,379	4,670	4,422	5,771	3,366	4,872
Net income (loss)	77	710	1,123	93	(627)	1,236	(1,102)	405
Net (income) loss attributable to non-controlling interests	(106)	(433)	(634)	(39)	272	(764)	624	(183)
Net (loss) income attributable to Icahn Enterprises	(29)	277	489	54	(355)	472	(478)	222
Basic (loss) income per LP unit(1)	$(0.24)	$2.56	$4.06	$0.48	$(2.90)	$4.13	$(3.84)	$1.91
Diluted (loss) income per LP unit(1)	$(0.24)	$2.50	$4.06	$0.48	$(2.90)	$4.10	$(3.84)	$1.90

(1)	Basic and diluted (loss) income per LP unit is computed separately for each quarter and therefore, the sum of such quarterly per LP unit amounts may differ from the total for the year.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and Icahn Enterprises Holdings' and subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management is required to base its assessment on the effectiveness of our internal control over financial reporting on a suitable, recognized control framework. Management has utilized the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of internal control over financial reporting.
Our management has performed an assessment according to the guidelines established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2014, is effective.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises L.P.

We have audited the internal control over financial reporting of Icahn Enterprises L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements.

/s/GRANT THORNTON LLP

New York, New York
February 27, 2015

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The names, offices held and ages of the directors and executive officers of Icahn Enterprises G.P., Inc. ("Icahn Enterprises GP") as of February 26, 2015 are as follows:

Name	Age	Position
Carl C. Icahn	79	Chairman of the Board
Keith Cozza	36	President, Chief Executive Officer and Director
SungHwan Cho	40	Chief Financial Officer and Director
Peter Reck	48	Chief Accounting Officer
William A. Leidesdorf	69	Director
James L. Nelson	65	Director
Jack G. Wasserman	78	Director
Daniel A. Ninivaggi[1]	50	Director
1As previously disclosed, Daniel Ninivaggi has indicated his intent to resign as a director of Icahn Enterprises, L.P and Icahn Enterprises Holdings, L.P. prior to the acquisition of Uni-Select USA
Our directors are selected by Carl C. Icahn, as the controlling stockholder of Icahn Enterprises GP, and are not elected by our limited partners. Individuals who possess characteristics that include integrity, business experience, financial acumen and leadership abilities are qualified to serve on our board of directors. Listed below are our directors and executive officers with their biographies. In addition, we have summarized for each director why such director has been chosen to serve on our board of directors.
Carl C. Icahn has served as chairman of the board and a director of Starfire Holding Corporation, a privately-held holding company, and chairman of the board and a director of various subsidiaries of Starfire, since 1984. Since August 2007, through his position as Chief Executive Officer of Icahn Capital LP, a wholly owned subsidiary of Icahn Enterprises L.P. ("Icahn Enterprises") and Icahn Enterprises Holdings L.P. ("Icahn Enterprises Holdings") and certain related entities, Mr. Icahn's principal occupation is managing private investment funds, including Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP, comprising our Investment segment. From November 2004 to August 2007, Mr. Icahn conducted this occupation through his entities CCI Onshore Corp. and CCI Offshore Corp. (See Part I, Item 1, “Business - Investment,” in this Report, for a further description and history of our Investment segment.) Since November 1990, Mr. Icahn has been chairman of the board of Icahn Enterprises GP, the general partner of Icahn Enterprises and Icahn Enterprises Holdings (a diversified holding company engaged in a variety of businesses, including Investment, Automotive, Energy, Metals, Railcar, Gaming, Food Packaging, Real Estate and Home Fashion). Mr. Icahn has been: chairman of the board of CVR Refining GP, LLC, the general partner of CVR Refining, LP, an independent downstream energy limited partnership, since January 2013; chairman of the board of CVR Energy, Inc. (one of our majority-owned subsidiaries constituting our Energy segment), a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, since June 2012; chairman of the board of Tropicana Entertainment Inc., (one of our majority-owned subsidiaries constituting our Gaming segment) a company that is primarily engaged in the business of owning and operating casinos and resorts, since March 2010; a director of Federal−Mogul Corporation, or Federal-Mogul, (one of our majority-owned subsidiaries constituting our Automotive segment), a supplier of automotive powertrain and safety components, since December 2007, and the non-executive chairman of the board of Federal-Mogul since January 2008 (As previously disclosed, Mr. Icahn indicated his intent to resign as a director and as non-executive chairman of the board of directors of Federal-Mogul prior to the closing of the acquisition of Uni-Select USA); President and a member of the executive committee of XO Holdings, a competitive provider of telecom services, since September 2011, and chairman of the board and a director of its predecessors since January 2003; Mr. Icahn was previously: a director of American Railcar Leasing LLC, a lessor and seller of specialized railroad tank and covered hopper railcars, from June 2004 to July 2014; and chairman of the board and a director of American Railcar Industries, Inc., a railcar manufacturing company, 1994 to 2014; a director of WestPoint Home LLC (one of our wholly owned subsidiaries constituting our Home Fashion segment), a home textiles manufacturer, from October 2005 until December 2011; a director of Cadus Corporation, a company engaged in the acquisition of real estate for renovation or construction and resale, from July 1993 to July 2010; a director of Blockbuster Inc., a provider of in-home movie rental and game entertainment, from May 2005 to January 2010; a director of Volteri Corporation (f/k/a Motricity Inc.) (a company in which Mr. Icahn has an interest), a mobile data services provider, from April 2008 to January 2010; a director of Yahoo! Inc., a company that provides Internet services to users, advertisers, publishers and developers worldwide, from August 2008 to October 2009; a director of WCI Communities, Inc., a homebuilding company, from August 2007 to September 2009, and was chairman of the board of WCI from September 2007 to September 2009; a director of ImClone Systems Incorporated, a biopharmaceutical company, from September 2006 to November 2008, and was chairman of the board of ImClone from October 2006 to November 2008; chairman of the board of GB Holdings, Inc., which owned an interest in Atlantic Coast Holdings, Inc., the former owner and operator of The Sands Hotel and Casino in Atlantic City, from September 2000 to February 2007; chairman of the board and president of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, from 1968 to 2005; and the president and a director of Stratosphere Corporation, the owner and operator of the Stratosphere Hotel and Casino in Las Vegas, Nevada, which, until February 2008, was a subsidiary of Icahn Enterprises and Icahn Enterprises Holdings, from October 1998 to May 2004.
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
Mr. Cozza has been a director of: American Railcar Leasing, LLC ("ARL"), a lessor and seller of specialized railroad tank and covered hopper railcars, since June 2014; Tropicana Entertainment Inc. (“Tropicana”), a company that is primarily engaged in the business of owning and operating casinos and resorts, since February 2014; PSC Metals Inc. (“PSC Metals”), a metal recycling company, since February 2014; Herbalife Ltd., a nutrition company, since April 2013; and XO Holdings, a competitive provider of telecom services, since August 2011. Mr. Cozza was previously a director of MGM Holdings Inc., an entertainment company focused on the production and distribution of film and television content, from April 2012 to August 2012. CVR Refining GP, LLC, the general partner of CVR Refining, LP (“CVR Refining”), an independent downstream energy limited partnership, from January 2013 to February 2014; ARL, PSC Metals, CVR Refining, Tropicana and XO Holdings are indirectly controlled by Carl C. Icahn. Mr. Icahn also has or previously had a non−controlling interest in Herbalife and MGM Holdings through the ownership of securities.
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
William A. Leidesdorf has served as a director of Icahn Enterprises GP since March 1991 and is a member of our audit committee. From December 2003 to March 2013, Mr. Leidesdorf served as a director and member of the audit committee of American Entertainment Properties Corp., or AEP. Since May 2014, Mr. Leidesdorf served as a director and member of the audit committee of Tropicana Entertainment Inc.; From May 2005 until November 2007, Mr. Leidesdorf served as a director and member of the audit committee of Atlantic Coast Entertainment Holdings, Inc. Mr. Leidesdorf was a director of Renco Steel Group, Inc. and was a director, during its bankruptcy, of its subsidiary, WCI Steel, Inc., a steel producer which filed for Chapter 11 bankruptcy protection in September 2003. From 1996 through 2002, Mr. Leidesdorf was a director of the Simpson Housing Limited Partnership, a privately held real estate investment trust. Since October 2008, Mr. Leidesdorf has been the owner and managing director of Renaissance Hamptons Mayfair, LLC, a company primarily engaged in acquiring multifamily residential properties. Previously, from June 1997 through October 2008, Mr. Leidesdorf was an owner and a managing director of Renaissance Housing, LLC, a company primarily engaged in the acquisition of multifamily housing, many of which were subject to various federal and state regulatory requirements. From April 1995 through December 1997, Mr. Leidesdorf acted as an independent real estate investment banker. From 2008 until December 2014, Mr. Leidesdorf was a principal in Bedrock Investment Management Group, LLC, a company engaged in the acquisition of troubled residential subdivisions.
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
James L. Nelson has served as a director and member of the audit committee of Icahn Enterprises GP since June 2001. Mr. Nelson has served as a director and member of the audit committee of several of our operating segments including Viskase Companies, Inc. from April 2003 through April 2010, American Entertainment Properties Corp. from May 2005 until November 2007, and Atlantic Coast Entertainment Holdings, Inc. from May 2005 until November 2007. Mr. Nelson served as a director of Tropicana Entertainment Inc. from March 2010 to May 2014 and was a member of the audit committee from March 2010 until December 2013.
Mr. Nelson was Chairman and Chief Executive Officer of Eaglescliff Corporation, a specialty investment banking, consulting and wealth management company from 1986 until 2009. From March 1998 through 2003, Mr. Nelson was Chairman and Chief Executive Officer of Orbit Aviation, Inc., a company engaged in the acquisition and completion of Boeing Business Jets for private and corporate clients. From August 1995 until July 1999, Mr. Nelson was Chief Executive Officer and Co-Chairman of Orbitex Management, Inc., a financial services company in the mutual fund sector. From August 1995 until March 2001, he was on the Board of Orbitex Financial Services Group. From January 2008 through June 2008, Mr. Nelson served as a director and member of the audit committee of Shuffle Master, Inc., a gaming manufacturing company. From March 2008 until March 2010, Mr. Nelson was a director and served on the audit committee of Pacific Energy Resources Ltd., an energy producer. From April 2008 to November 2012, Mr. Nelson served as a director and as Chairman of the audit committee of the board of directors of Cequel Communications, an owner and operator of a large cable television system. From April 2010 through November 2013, Mr. Nelson served as a director and member of the audit committee of Take Two Interactive Software, Inc. a publisher, developer, and distributor of video games and video game peripherals, a company in which Mr. Icahn previously had an interest through the ownership of securities. From May 2013 to April 2014, Mr. Nelson was a director and member of the governance and nominating committee of Single Touch Systems, Inc, a mobile media solutions provider. Since June 2011, Mr. Nelson has served as a director and member of the compensation, governance and strategic alternatives committees of Volteri Corporation (f/k/a Motricity Inc.) (a company in which Mr. Icahn has an interest) since January 2012, Chairman of its board of directors. Since November 2013, Mr. Nelson has served as a director of VII Peaks Co-Optivist Income BDC II, Inc., an externally managed, closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940. From April 2014 to August 2014, Mr. Nelson has served as a director of Ubiquity Broadcasting Corporation, a vertically integrated, technology-focused media company. Since April 2014, Mr. Nelson has served as a director of Herbalife Ltd., a nutrition company.
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
Daniel A. Ninivaggi has served as a director of Icahn Enterprises and Icahn Enterprises Holdings, and their general partner, Icahn Enterprises GP, since March 2012. As previously disclosed, Mr. Ninivaggi has indicated his intent to resign as a director of Icahn Enterprises LP and Icahn Enterprises Holdings prior to the closing of its acquisition of Uni-Select USA (See Part II, Item 8, “Notes to the Consolidated Financial Statements - Note 18, Subsequent Events” in this Report, for a further discussion of the Uni-Select USA acquisition.) Mr. Ninivaggi has served as a Co-Chief Executive Officer of Federal-Mogul Corporation, a subsidiary of Icahn Enterprises, a supplier of automotive powertrain and safety components, since February 2014. From April 2010 to February 2014, Mr. Ninivaggi was the President and from August 2010 to February 2014 he served as a Principal Executive Officer or Chief Executive Officer of Icahn Enterprises G.P. From 2003 until July 2009, Mr. Ninivaggi served in a variety of executive positions at Lear Corporation, a global supplier of automotive seating and electrical power management systems and components, including as General Counsel from 2003 to 2007, as Senior Vice President from 2004 until 2006, and most recently as Executive Vice President and Chief Administrative Officer from 2006 to 2009. Lear Corporation filed for bankruptcy in July 2009 and emerged in November 2009. Prior to joining Lear Corporation, from 1998 to 2003, Mr. Ninivaggi was a partner with the law firm of Winston & Strawn LLP, specializing in corporate finance, mergers and acquisitions, and corporate governance. Mr. Ninivaggi also served as Of Counsel to Winston & Strawn LLP from July 2009 to March 2010.
Mr. Ninivaggi has been a director of: Hertz Global Holdings, Inc., a company engaged in the car rental business, since September 2014 and Federal-Mogul Corporation, a supplier of automotive powertrain and safety components, since March 2010. From January 2011 to May 2012, Mr. Ninivaggi served as the Interim President and Interim Chief Executive Officer, and since January 2011, he has served as a director, of Tropicana Entertainment Inc., a company that is primarily engaged in the business of owning and operating casinos and resorts.
Mr. Ninivaggi was previously a director of: CVR Refining GP, LLC, the general partner of CVR Refining, LP, an independent petroleum refiner, from January 2013 to September 2014; Motorola Mobility Holdings, Inc., a provider of mobile communication devices, video and data delivery solutions, from December 2010 to May 2012; and CIT Group Inc., a bank holding company, from December 2009 to May 2011. American Railcar Leasing LLC, a lessor and specialized railroad tank and covered hopper railcars, from September 2013 to February 2014; American Railcar Industries, Inc., a railcar manufacturing company, from June 2013 to February 2014; Icahn Enterprises, American Railcar Leasing LLC, American Railcar Industries; PSC Metals Inc., a metal recycling company, from April 2012 to February 2012; CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, from May 2012 to February 2014; CVR GP, LLC, the general partner of CVR Partners LP, a nitrogen fertilizer company, from May 2012 to February 2014; Viskase Companies, Inc., a meat casing company, since June 2011; PSC Metals Inc., a metal recycling company, from April 2012 to February 2014; WestPoint Home LLC, a home textiles manufacturer, from February 2012 to February 2014; XO Holdings, a competitive provider of telecom services, from August 2010 to February 2014. American Railcar Leasing, ARI, CVR Energy, CVR Partners, CVR Refining, Viskase Companies, PSC Metals, WestPoint Home, XO Holdings, Federal-Mogul and Tropicana Entertainment are each indirectly controlled by Carl C. Icahn. Mr. Icahn has or previously had non-controlling interests in Hertz, Motorola Mobility and CIT Group through the ownership of securities.
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

NASDAQ Corporate Governance Compliance
Pursuant to Rule 5615(a)(4)(J) of the NASDAQ corporate governance requirements, in the event that an executive officer of Icahn Enterprises' or Icahn Enterprises Holdings', or a person performing an equivalent role, becomes aware of any noncompliance with NASDAQ's corporate governance requirements, he or she is required to provide prompt notice to NASDAQ of such noncompliance. As of February 27, 2015, we believe that we are compliant with NASDAQ's corporate governance requirements.
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
Section 16(a) Beneficial Ownership Reporting Compliance
To the best of our knowledge, no director, executive officer or beneficial owner of more than 10% of Icahn Enterprises' depositary units failed to file on a timely basis reports required by §16(a) of the Exchange Act, during the year ended December 31, 2014.

Item 11. Executive Compensation.
Company Structure and Reporting Requirements
The Company is a master limited partnership ("MLP") and is not subject to the proxy solicitation rules as required by section 14A of the Exchange Act or §240.14a-20. Furthermore, because the Company has not ever been a TARP recipient, as defined in section 111(a)(3) of the Emergency Economic Stabilization Act of 2008, it is not subject to §240.14a-20. As a MLP, pursuant to the Company's partnership agreement, the general partner, Icahn Enterprises G.P. Inc.(the "GP"), has exclusive management powers over the business and affairs of the Company. That is, the GP’s stockholders have the right to elect members of the GP's board of directors, who, in turn, elect the officers of the Company. Accordingly, the Company does not hold annual meetings to elect its directors.
Compensation Discussion and Analysis
The following section provides an overview and analysis of our compensation programs, the compensation decisions we have made under those programs, and the factors we considered in making those decisions. Later in this section, under the heading “Additional Information Regarding Executive Compensation,” we provide a table containing specific information about the compensation earned by the following individuals in 2014, whom we refer to as our named executive officers:

•	Carl C. Icahn, Chairman of the Board(1)

•	Keith Cozza, President and Chief Executive Officer(2)

•	SungHwan Cho, Chief Financial Officer(3)

•	Peter Reck, Chief Accounting Officer

•	Daniel A. Ninivaggi, Former President and Chief Executive Officer(4)
(1) In addition, Mr. Icahn serves as Chief Executive Officer of our subsidiary, Icahn Capital and of the General Partners.

(2) Mr. Cozza served as Executive Vice President from February 20, 2013 until February 4, 2014. Effective February 5, 2014, Mr. Cozza commenced serving as the President and Chief Executive Officer of Icahn Enterprises and Icahn Enterprises Holdings. In addition, Mr. Cozza also serves as the Chief Operating Officer of Icahn Capital and hold officer and/or director positions at certain of our other subsidiaries.
(3) In addition, Mr. Cho serves as a director of Icahn Enterprises and Icahn Enterprises Holdings.
(4) Effective February 5, 2014, Mr. Ninivaggi delivered notice of his resignation as the President and Chief Executive Officer of Icahn Enterprises and Icahn Enterprises Holdings. Mr. Ninivaggi will continue to serve as a director of Icahn Enterprises and Icahn Enterprises Holdings. In addition, as previously disclosed, Mr. Ninivaggi has indicated his intent to resign as a director of Icahn Enterprises LP and Icahn Enterprises Holdings prior to the closing of its acquisition of Uni-Select USA.
The discussion below is intended to help you understand the detailed information provided in the table and put that information into context within our overall compensation program.
Overview of Compensation Program
Throughout this narrative discussion and in the accompanying table, we refer to our named executive officers. The key compensation package provided to our named executive officers consists of (i) base salary, (ii) incentive compensation and (iii) other benefits. The key compensation provided to our named executive officers for 2014 consisted of salary and bonuses. See “Additional Information Regarding Executive Compensation - Summary Compensation Table” for the compensation received by each of our named executive officers for 2014. Executive compensation levels and bonuses are established based upon the recommendation of our chairman, which are discussed with members of the board. The board of directors does not delegate the authority to establish executive officer compensation to any other person and has not retained any compensation consultants to determine or recommend the amount or form of executive and director compensation.
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
Determination of Bonuses
The Company believes that bonuses are an integral component of compensation that is an important way to motivate and reward performance of our employees. The Company does not have a formula or pre-established policy for determining either salary levels or bonuses; bonuses are discretionary. In addition, in order that we remain competitive in the marketplace, we may review market information regarding pay practices at peer companies in determining bonuses. Generally, bonuses are determined by various factors, including, but not limited to, the achievement of financial goals and other Company goals that are determined to be critical to the success of the Company, overall job performance, including performance against corporate and individual objectives, job responsibilities and teamwork for each individual.

Allocation of Compensation
There is no pre-established policy or target for the allocation of compensation, other than certain employment agreements with certain named executive officers and, in the case of Mr. Ninivaggi, the Option Agreements (which, as discussed, elsewhere were terminated, rendered null and void and are canceled and shall have no further force or effect.) As we are a limited partnership and a controlled entity, under the NASDAQ listing rules, our status as a limited partnership exempts us from certain corporate governance rules, including the requirement to maintain a compensation committee. In 2014, the total compensation granted to named executive officers was in the form of cash compensation.
Compensation Components
Base Salary
Base salaries for executive officers are determined based on job performance, job responsibilities and teamwork. In addition, we have also entered into employment contracts with Mr. Daniel A. Ninivaggi (collectively referred to as the Ninivaggi Employment Agreement, commencing on October 25, 2012, the 2012 Ninivaggi Employment Agreement, commencing on January 1, 2013, the 2013 Ninivaggi Employment Agreement, and effective January 1, 2014, the 2013 Amended Ninivaggi Employment Agreement).
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
Generally, total compensation is used in determining the amount of contributions permitted under our 401(k) Plan. In addition, base salary may include accrued but unused paid time off ("PTO") days that have been paid in accordance with the Company's PTO policy.
See “Additional Information Regarding Executive Compensation - Summary Compensation Table” for detailed information on the compensation received by each of our named executive officers for 2014.
Bonus
For 2014, Messrs. Cozza, Cho and Reck received bonuses of $2,000,000, $1,000,000 and $210,000, respectively. For a further description of the employment agreements with our executives, including salary and bonuses, see “Additional Information Regarding Executive Compensation - Employment Agreements.”
401(k) Plan and Other Benefits
For 2014, Messrs. Cozza, Cho, Reck and Ninivaggi, were our only named executive officers participating in our qualified Icahn Enterprises Holdings 401(k) Plan, or the 401(k) Plan, and thus received matching contributions for 2014. The matching contributions for the respective named executive officer in 2014 are disclosed in our Summary Compensation Table under “All Other Compensation” and in the related footnote. Mr. Icahn was our only named executive who did not participate in the 401(k) Plan for 2014. All of our named executive officers are entitled to receive medical, dental and paid time-off benefits that are offered to all of our employees and are designed to enable us to attract and retain our workforce in a competitive environment. Our 401(k) Plan helps employees save and prepare financially for retirement. Health and paid time-off benefits help ensure that we have a productive and focused workforce.
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
Perquisites

The total value of all perquisites and personal benefits (exclusive of 401(k) matching contributions) provided to each of our named executive officers for 2014, 2013 and 2012 was less than $10,000 per person, except for Mr. Icahn, for whom perquisites and other benefits are identified in the Summary Compensation Table under the “All Other Compensation” column and in related footnotes.
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
William A. Leidesdorf
James L. Nelson
Jack G. Wasserman

Compensation Committee Interlocks and Insider Participation
During 2014, our entire board of directors, including Mr. Icahn, participated in deliberations concerning executive compensation. During 2014, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our board of directors.
Additional Information Regarding Executive Compensation
The following table sets forth information in respect of the compensation earned for services to us and/or our subsidiaries by each of our named executive officers for 2014.

Summary Compensation Table

	Annual Compensation(1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Carl C. Icahn(2) Chairman of the Board	2014	1	—	105,532	(3)	105,533
	2013	1	—	195,284	(3)	195,285
	2012	1	—	147,559	(3)	147,560

Keith Cozza(4) President and Chief Executive Officer	2014	1,505,567	2,000,000	9,284	(3)	3,514,851
	2013	1,019,240	2,000,000	17,560	(3)	3,036,800

SungHwan Cho (5) Chief Financial Officer	2014	513,466	1,000,000	9,326	(3)	1,522,792
	2013	386,542	725,000	17,443	(3)	1,128,985
	2012	300,391	400,000	17,784	(3)	718,175

Peter Reck Chief Accounting Officer	2014	280,000	210,000	8,514	(3)	498,514
	2013	260,000	200,000	11,279	(3)	471,279
	2012	238,154	150,000	3,693	(3)	391,847

Daniel A. Ninivaggi(6) Former President and Chief Executive Officer	2014	438,540	—	8,455	(3)	446,995
	2013	2,205,345	300,000	8,454	(3)	2,513,799
	2012	742,500	542,666	14,584	(3)	1,299,750

(1)
Pursuant to applicable regulations, certain columns of the Summary Compensation Table have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by us, any of our subsidiaries or by Icahn Enterprises GP, which was subsequently reimbursed by us, required to be reported in those columns.

(2)
The salary indicated above represents compensation paid to Mr. Icahn in each of 2014, 2013, and 2012 for his services as Chief Executive Officer of our subsidiary, Icahn Capital, and of the General Partners pursuant to the Icahn Employment Agreement. Mr. Icahn is currently an at will employee serving as Chairman of the Board of Icahn Enterprises GP and as Chairman and Chief Executive Officer of Icahn Capital and Chief Executive Officer of the General Partners for which he currently receives an annual base salary of $1 per annum. Mr. Icahn does not receive director fees from us.

(3)
Represents other compensation paid to the following named executive officers: (i) Carl C. Icahn, $17,559, $14,644 and $15,478, in medical and dental benefits for 2014, 2013 and 2012, respectively; $173 in life insurance premiums paid by us for each of 2014, 2013 and 2012; and in his capacity as the Chairman of the board of directors of Federal-Mogul, $87,800, $180,640, and $131,908 representing the incremental cost of Mr. Icahn's personal use of Federal-Mogul's corporate aircraft for 2014, 2013 and 2012, respectively. Mr. Icahn received no fees or compensation from Federal-Mogul for 2014, 2013 or 2012 other than the use of the corporate aircraft as discussed above. The calculation of incremental cost for the personal use of Federal-Mogul's corporate aircraft includes the variable costs incurred as a result of personal flight activity, which are comprised of a portion of ongoing maintenance and repairs, aircraft fuel, airport fees, catering, and fees and travel expenses for the flight crew. The use of the aircraft for personal use by Mr. Icahn was approved by the board of directors and the Compensation Committee of Federal-Mogul; (ii) Mr. Ninivaggi, $8,281, $8,281 and $7,688 in matching contributions under our 401(k) Plan for 2014, 2013 and 2012, respectively; $173 in life insurance premiums for each of 2014, 2013 and 2012; and $0, $0 and $6,723 in medical and dental benefits paid by us for 2014, 2013 and 2012, respectively; (iii) Mr. Cho, $8,167, $8,008 and $7,635 in matching contributions under our 401(k) Plan for 2014, 2013 and 2012, respectively; $986, $9,262 and $9,976 in medical and dental benefits paid by us for 2014, 2013 and 2012, respectively; and $173 in life insurance premiums paid by us for each of 2014, 2013 and 2012; (iv) Mr. Reck, $7,977 and $7,813 in matching contributions under our 401(k) Plan for 2014 and 2013, respectively; $364, $3,293 and $3,520 in medical and dental benefits paid by us for 2014, 2013 and 2012, respectively; and $173 in life insurance premiums paid by us for each of 2014, 2013 and 2012; (v) Mr. Cozza, $8,125 in matching contributions under our 401(k) Plan for each of 2014 and 2013; $986 and $9,262 in medical and dental benefits paid by us for 2014 and 2013, respectively; $173 in life insurance premiums paid by us for each of 2014 and 2013. In each of 2014, 2013 and 2012, to the extent that a named executive officer participated in our 401(k) Plan, we made a matching contribution to his individual 401(k) Plan account in the amount of one-half (1/2) of up to the first six and one-quarter (6.25%) percent of eligible compensation (within prescribed limits) contributed by the employee. Mr. Icahn did not participate in the 401(k) plan during 2014, 2013 or 2012 and thus did not receive any matching contributions for those fiscal years; Mr. Reck did not participate in the 401(k) plan during 2012 and thus did not receive any matching contributions in 2012.
(4) Mr. Cozza served as Executive Vice President of Icahn Enterprises and Icahn Enterprises Holdings from February 20, 2013 through February 4, 2014. Effective February 5, 2014, Mr. Cozza was appointed as President and Chief Executive Officer of Icahn Enterprises and Icahn Enterprises Holdings. In addition, Mr. Cozza serves as the Chief Operating Officer of Icahn Capital and holds officer and/or director positions at certain of our other subsidiaries. During 2014, Mr. Cozza received a salary of $1,505,567 and a bonus of $2,000,000, which was determined based on various factors, including, but not limited to, overall job performance, including performance against corporate and individual objectives, job responsibilities and teamwork. The increase in salary for Mr. Cozza in 2014 relative to 2013 primarily reflects the appointment of Mr. Cozza as the President and Chief Executive Officer of the Company effective February 5, 2014.
(5) Mr. Cho served as Chief Financial Officer of Icahn Enterprises and Icahn Enterprises Holdings since March 16, 2012. During 2014, Mr. Cho received a salary of $513,466 and a bonus of $1,000,000, which was determined based on various factors, including, but not limited to overall job performance, including performance against corporate and individual objectives, job responsibilities and teamwork. The increase in salary for Mr. Cho in 2014 relative to 2013 was primarily due to his individual job performance and increasing responsibilities in regards to each of our operating segments.  Mr. Cho was appointed as chairman of the board for ARI in 2014 and played a key role in the financing and strategic activities at the Holding Company as well as at the operating segments.

(6)
Mr. Ninivaggi served as President from April 5, 2010 until February 5, 2014, as Chief Executive Officer from August 4, 2010 until February 5, 2014 and as Director since March 13, 2012. As previously disclosed, Mr. Ninivaggi has indicated his intent to resign as a director of Icahn Enterprises LP and Icahn Enterprises Holdings prior to the closing of its acquisition of Uni-Select USA.

During 2014, Mr. Ninivaggi received a salary of $438,540 and no bonus. For 2013 and 2012, Mr. Ninivaggi received a bonus of $300,000 and $542,666, respectively. Effective February 5, 2014, Mr. Ninivaggi tendered his resignation as the President and Chief Executive Officer of Icahn Enterprises and Icahn Enterprises Holdings. Effective February 5, 2014, Mr. Ninivaggi commenced serving as the Co-Chief Executive Officer of Federal-Mogul Corporation, a subsidiary of Icahn Enterprises, a supplier of automotive powertrain and safety components. Mr. Ninivaggi's salary for 2014 was pro-rated through February 5, 2014 and also included an amount paid in respect of PTO days that had been accrued through February 5, 2014.

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

Pursuant to the 2013 Amended Ninivaggi Employment Agreement, effective January 1, 2014, Mr. Ninivaggi was entitled to a base salary at the rate of $2.6 million per annum, earned and payable ratably every two weeks. In addition, Mr. Ninivaggi received a bonus of $300,000 for 2013 pursuant to the 2013 Amended Ninivaggi Employment Agreement.
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
Pursuant to the Ninivaggi Employment Agreement, Mr. Ninivaggi was entitled to: (i) a base salary at the per annum rate of $650,000 for 2012; and (ii) a bonus of not less than $450,000 and not more than $650,000 for 2012. For 2012, Mr. Ninivaggi received a bonus of $542,666.
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
We do not have any other stock award, option or non-equity incentive plans. There were no exercises of options or other similar awards during 2014, 2013 or 2012.
Potential Payments Upon Termination or Change in Control
We do not have any employments agreements pursuant to which any of our employees would have received potential payments upon termination or change in control as of December 31, 2014.
Director Compensation
The following table provides compensation information for our directors in 2014, except for Messrs. Icahn, Ninivaggi, Cho, and Cozza. Compensation received by Messrs. Icahn, Ninivaggi, Cho and Cozza is included in the Summary Compensation Table. Messrs. Icahn, Ninivaggi, Cho and Cozza did no not receive compensation for serving as director of the Icahn Enterprises and Icahn Enterprises Holdings.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
William A. Leidesdorf	69,932	—	69,932
James L. Nelson	69,932	—	69,932
Jack G. Wasserman	81,260	—	81,260
Each director will hold office until his successor is elected and qualified. Effective April 8, 2014, the director fee for each of Messrs. Wasserman, Leidesdorf and Nelson in respect of their services rendered as members of our board of directors was reduced to $50,000 from $125,000 per annum. In addition, Mr. Wasserman received additional compensation for servicing as the Company's chairmen of the audit committee. Effective April 8, 2014, Mr. Wasserman's fee for serving as the Company's chairman of the audit committee was reduced to $10,000 from $15,000 per annum. The fees in the above table for 2014 reflect pro-rated amounts prior to their reduction.
Directors receive only cash compensation, if applicable, and currently are not granted any options, units or other equity-based awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters.
As of February 26, 2015, affiliates of Mr. Icahn, owned 108,810,845 of Icahn Enterprises' depositary units, or approximately 88.4% of Icahn Enterprises' outstanding depositary units. In accordance with the listing rules of NASDAQ, Icahn Enterprises' status as a limited partnership affords Icahn Enterprises an exemption from certain corporate governance requirements which includes an exemption from the requirement to have compensation and nominating committees consisting entirely of independent directors. Icahn Enterprises GP's board of directors presently consists of three independent directors and the audit committee consists entirely of independent directors.
The affirmative vote of unitholders holding more than 75% of the total number of all depositary units then outstanding, including depositary units held by Icahn Enterprises GP and its affiliates, is required to remove Icahn Enterprises GP. Thus, since Mr. Icahn, through affiliates, currently holds approximately 88.4% of Icahn Enterprises' outstanding depositary units, Icahn Enterprises GP will not be able to be removed pursuant to the terms of our partnership agreement without Mr. Icahn's consent. Moreover, under the partnership agreement, the affirmative vote of Icahn Enterprises GP and unitholders owning more than 50% of the total number of all outstanding depositary units then held by unitholders, including affiliates of Mr. Icahn, is required to approve, among other things, selling or otherwise disposing of all or substantially all of our assets in a single sale or in a related series of multiple sales, our dissolution or electing to continue Icahn Enterprises in certain instances, electing a successor general partner, making certain amendments to the partnership agreement or causing us, in our capacity as sole limited partner of Icahn Enterprises Holdings, to consent to certain proposals submitted for the approval of the limited partners of Icahn Enterprises Holdings. Accordingly, as affiliates of Mr. Icahn hold in excess of 50% of the depositary units outstanding, Mr. Icahn, through affiliates, will have effective control over such approval rights.
The following table provides information, as of February 26, 2015, as to the beneficial ownership of the depositary units for each director of Icahn Enterprises GP and all directors and executive officers of Icahn Enterprises GP, as a group. Except for Mr. Icahn, none of our named executive officers or directors beneficially owns more than 5% of Icahn Enterprises' depositary units.

Name of Beneficial Owner	Beneficial Ownership of Icahn Enterprises' Depositary Units		Percent of Class
Carl C. Icahn	108,810,845	(a) (b)	88.4%
Keith Cozza	2,000		*
SungHwan Cho	1,100		*
Jack G. Wasserman	800		*
James L. Nelson	1,600		*
Daniel A. Ninivaggi	1,500		*
Peter Reck	—		—%
William A. Leidesdorf	—		—%
All Directors and Executive Officers as a Group (eight persons)	108,817,845		88.4%
* Less than 1% of total outstanding depositary units of Icahn Enterprises.

(a) The foregoing is exclusive of a 1.99% ownership interest which Icahn Enterprises GP holds by virtue of its 1% general partner interest in each of us and Icahn Enterprises Holdings.

(b) The following footnotes describe Mr. Icahn's beneficial ownership of Icahn Enterprises' depositary units:

(1)
Barberry Corp. ("Barberry") beneficially owns 3,633,958 Depository Units. Carl C. Icahn beneficially owns 100% of Barberry. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, Mr. Icahn (by virtue of his relationship to Barberry) may be deemed to indirectly beneficially own the Depository Units which Barberry owns. Mr. Icahn disclaims beneficial ownership of such Depository Units except to the extent of his pecuniary interest therein

(2)
CCI Offshore LLC ("CCI Offshore") beneficially owns 2,307,044 Depository Units. Barberry is the sole member of CCI Offshore. Carl C. Icahn beneficially owns 100% of Barberry. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Barberry (by virtue of their relationships to CCI Offshore) may be deemed to indirectly beneficially own the Depository Units which CCI Offshore owns. Each of Mr. Icahn and Barberry disclaims beneficial ownership of such Depository Units except to the extent of their pecuniary interest therein.

(3)
CCI Onshore LLC ("CCI Onshore") beneficially owns 18,274,289 Depository Units. High Coast Limited Partnership ("High Coast") is the sole member of CCI Onshore. Little Meadow Corp. ("Little Meadow") is the general partner of High Coast. Carl C. Icahn beneficially owns 100% of Little Meadow. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn, Little Meadow and High Coast (by virtue of their relationships to CCI Onshore) may be deemed to indirectly beneficially own the Depository Units which CCI Onshore owns. Each of Mr. Icahn, Little Meadow and High Coast disclaims beneficial ownership of such Depository Units except to the extent of their pecuniary interest therein.

(4)
Gascon Partners ("Gascon") beneficially owns 16,075,148 Depository Units. Little Meadow is the managing general partner of Gascon. Carl C. Icahn beneficially owns 100% of Little Meadow. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Little Meadow (by virtue of their relationships to Gascon) may be deemed to indirectly beneficially own the Depository Units which Gascon owns. Each of Mr. Icahn and Little Meadow disclaims beneficial ownership of such Depository Units except to the extent of their pecuniary interest therein.

(5)
High Coast Limited Partnership ("High Coast") beneficially owns 41,909,667 Depository Units. Little Meadow is the general partner of High Coast. Carl C. Icahn beneficially owns 100% of Little Meadow. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Little Meadow (by virtue of their relationships to High Coast) may be deemed to indirectly beneficially own the Depository Units which High Coast owns. Each of Mr. Icahn and Little Meadow disclaims beneficial ownership of such Depository Units except to the extent of their pecuniary interest therein.

(6)
Highcrest Investors Corp. ("Highcrest") beneficially owns 12,485,714 Depository Units. Starfire Holding Corporation ("Starfire") beneficially owns 99.5% of Highcrest. Carl C. Icahn beneficially owns 100% of Starfire. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Starfire (by virtue of their relationships to Highcrest) may be deemed to indirectly beneficially own the Depository Units which Highcrest owns. Each of Mr. Icahn and Starfire disclaims beneficial ownership of such Depository Units except to the extent of their pecuniary interest therein.

(7)
Tramore LLC ("Tramore") beneficially owns 8,172,944 Depository Units. Carl C. Icahn beneficially owns 100% of Tramore. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, Mr. Icahn (by virtue of his relationship to Tramore) may be deemed to indirectly beneficially own the Depository Units which Tramore owns. Mr. Icahn disclaims beneficial ownership of such Depository Units except to the extent of his pecuniary interest therein.

(8)
Modal LLC ("Modal") beneficially owns 720,495 Depository Units. Carl C. Icahn beneficially owns 100% of Modal. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, Mr. Icahn (by virtue of his relationship to Modal) may be deemed to indirectly beneficially own the Depository Units which Modal owns. Mr. Icahn disclaims beneficial ownership of such Depository Units except to the extent of his pecuniary interest therein.

(9)
Thornwood Associates Limited Partnership ("Thornwood") beneficially owns 5,231,586 Depository Units. Barberry is the general partner of Thornwood. Carl C. Icahn beneficially owns 100% of Barberry. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Barberry (by virtue of their relationships to Thornwood) may be deemed to indirectly beneficially own the Depository Units which Thornwood owns. Each of Mr. Icahn and Barberry disclaims beneficial ownership of such Depository Units except to the extent of their pecuniary interest therein.

(10)
Does not include 17,284 Depositary Units owned by Gail Golden, the spouse of Mr. Icahn. Mr. Icahn, by virtue of his relationship to Ms. Golden, may be deemed to beneficially own such Depositary Units. Mr. Icahn disclaims beneficial ownership of such Depositary Units for all purposes.

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
On February 11, 2013, we announced that the board of directors of our general partner approved a modification to our distribution policy to provide for an increase in the annual distribution from $1.40, comprised of $0.40 in cash and $1.00 in depositary units, to $4.00 per depositary unit, payable in either cash or additional depositary units, at the election of each depositary unitholder. On May 29, 2013, the board of directors of our general partner further modified our distribution policy to increase our annual distribution from $4.00 per depositary unit to $5.00 per depositary unit. Further, on March 3, 2014, the board of directors of our general partner announced an increase in our annualized distribution from $5.00 per depositary unit to $6.00 per depositary unit.
During 2014, Mr. Icahn and his affiliates elected to receive a majority of their proportionate share of these distributions in depositary units. Mr. Icahn and his affiliates owned approximately 88.4% of Icahn Enterprises' outstanding depositary units as of December 31, 2014. Mr. Icahn and his affiliates have indicated that it is their present intention to elect to receive the increase in Icahn Enterprises’ cash distribution in additional depositary units for the foreseeable future.
During 2014, the board of directors of our general partner declared four quarterly distributions aggregating $6.00 per depositary unit. Depositary unitholders were given the option to make an election to receive the distributions either cash or additional depositary units; if a holder did not make an election, it was automatically deemed to have elected to receive the distributions in cash. We distributed an aggregate of 7,203,105 of depositary units to those Depositary unitholders who elected to receive such distributions in depositary units.
On February 20, 2015, the board of directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit, which will be paid on or about April 22, 2015 to depositary unitholders of record at the close of business on March 9, 2015. Depositary unitholders will have until April 2, 2015 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unitholders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 10 consecutive trading days ending April 17, 2015. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
In 2014, Icahn Enterprises GP was allocated $7 million of our net loss as a result of its combined 1.99% general partner interests in us and Icahn Enterprises Holdings.
Pursuant to registration rights agreements, Mr. Icahn has certain registration rights with regard to the depositary units beneficially owned by him.
Investments in the Investments Funds
We may, on occasion, invest in securities in which entities affiliated with Mr. Icahn are also investing. Additionally, Mr. Icahn and his affiliated entities may also invest in securities in which Icahn Enterprises and its consolidated subsidiaries invest. Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), make investments in the Investment Funds. As of December 31, 2014, the total of Mr. Icahn and affiliates' interests in the Investment Funds was approximately $4.8 billion.
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
The balance due to Brett Icahn by Icahn Enterprises and Icahn Capital at December 31, 2014, pursuant to the terms of the Co-Manager Agreement, 2012 Co-Manager Agreement and 2013 Co-Manager Agreement, would have been approximately $183 million if he had been 100% vested as of December 31, 2014. For 2014, amounts due to Brett Icahn under these agreements by the Investment Funds increased by approximately $63 million.
Icahn Capital paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Carl C. Icahn (collectively, “Icahn Affiliates”), including administrative and investment services. For 2014, under a separate expense-sharing agreement, we have charged Icahn Affiliates approximately $3 million for such services.
Icahn Capital pays for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent); Icahn Capital shall be allocated pro rata for such expenses in accordance with each investor's capital accounts in the Investment Funds. Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds, generally when such expenses are paid. For 2014, $155 million was allocated to the Investment Funds based on this expense-sharing arrangement.
For 2014, we paid an affiliate $1 million for the non-exclusive use of office space.
For 2014, we paid $1 million to XO Holdings, Inc., an affiliate of Icahn Enterprises GP, our general partner, for telecommunications services
For 2014, our Holding Company provided certain professional services to an Icahn Affiliate for which we charged $2 million.
Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF Industries LLC ("ACF") agreed to manufacture and distribute, at ARI's instruction, various railcar components. In consideration for these services, ARI agreed to pay ACF based on agreed upon rates. For 2014, ARI purchased inventory of $5 million of components from ACF. The agreement automatically renews unless written notice is provided by the ARI.
In January 2013, ARI entered into a purchasing and engineering services agreement and license with ACF Industries LLC ("ACF"), an affiliate of Mr. Icahn. The agreement was unanimously approved by the independent directors of ARI’s and Icahn Enterprises' audit committee on the basis that the terms of the agreement were not materially less favorable to ARI than those that could have been obtained in a comparable transaction with an unrelated person. Under this agreement, ARI provides purchasing support and engineering services to ACF in connection with ACF’s manufacture and sale of tank railcars at its facility in Milton, Pennsylvania. Additionally, ARI has granted ACF a nonexclusive, non-assignable license to certain of ARI’s intellectual property, including certain designs, specifications, processes and manufacturing know-how required to manufacture and sell tank railcars during the term of the agreement. In August 2014, ARI and ACF amended this agreement to, among other things, extend the termination date from December 31, 2014 to December 31, 2015, subject to certain early termination events.
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
Revenues of $19 million for the year ended December 31, 2014 were recorded for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF.
In April 2013, AEP Leasing entered into an agreement ("ACF Agreement") with ACF whereby AEP Leasing agreed to purchase 1,050 railcars from ACF in 2013 and 2014 for an aggregate purchase price of approximately $150 million. Additionally, AEP Leasing had an option that was exercisable any time prior to September 1, 2014 to purchase an additional 500 railcars for an aggregate purchase price of approximately $70 million. During the second quarter of 2014, AEP Leasing exercised its option to purchase an additional 296 railcars for an aggregate purchase price of $43 million.
The ACF Agreement was assumed by ARL in connection with our purchase of a 75% economic interest in ARL. The ACF Agreement was unanimously approved by Icahn Enterprises' audit committee consisting of independent directors, who were advised by independent counsel and an independent financial advisor on the basis that the terms were not less favorable than those terms that could have been obtained in a comparable transaction with an unaffiliated third party. Under this agreement, purchases of railcars by our Railcar segment from ACF were $127 million for the year ended December 31, 2014.
On October 2, 2013, our subsidiaries, AEP and IEP Energy Holding LLC, entered into a contribution agreement with ARL and IRL pursuant to which AEP contributed $279 million in cash to ARL; on January 1, 2014, AEP contributed the fair market value of its 100% interest in AEP Leasing to ARL; in exchange, AEP received a 75% membership interest in ARL. ARL then incurred additional debt of $381 million (the "ARL Financing") in February 2014. Pursuant to the ARL Contribution Agreement, ARL distributed $381 million to IRL on February 24, 2014. In connection with this debt financing transaction, ACF Industries Holding LLC, an affiliate, has provided an unconditional guaranty in respect of the debt incurred for the ARL Financing.
On December 6, 2013, Federal-Mogul entered into a backstop commitment letter (the "Backstop Commitment") with High River Limited Partnership (“High River”), an affiliate of Carl C. Icahn, in favor of Federal-Mogul with respect to its existing Tranche B term loan. The Backstop Commitment provided that if Federal-Mogul was unable to refinance its Tranche B term loan on or prior to September 27, 2014, High River or an affiliate thereof with at least the same net worth will provide loan financing of up to $1.6 billion to Federal-Mogul and its subsidiaries on arms-length terms to provide the funding necessary to repay the Tranche B term loan. The High River loan was subject to negotiation and execution of definitive documentation to be approved by the independent directors of Federal-Mogul. Due to the refinancing of Federal-Mogul's term loans, the backstop commitment letter provided to Federal-Mogul on December 6, 2013 from High River Limited Partnership, an affiliate of Mr. Carl C. Icahn, was terminated.
In December, 2012, Icahn Sourcing, LLC advised Icahn Enterprises that effective January 1, 2013 it would restructure its ownership and change its name to Insight Portfolio Group LLC (“Insight Portfolio Group”).  In connection with the restructuring, Icahn Enterprises Holdings acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's annual operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of Icahn Enterprises Holdings, including Federal-Mogul, CVR, Tropicana, ARI, ARL, Viskase PSC Metals and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's annual operating expenses. A number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's annual operating expenses.  For 2014, we and certain of our subsidiaries paid $2 million to the Insight Portfolio Group.
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

In 2014, our real estate brokerage affiliate received approximately $636,000 for services provided to Cadus Corporation, an affiliate of Mr. Carl Icahn.  One of our directors is also a director and the lead independent director of Cadus Corporation.
Affiliate Pension Obligations
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 88.4% of Icahn Enterprises' outstanding depositary units as of December 31, 2014. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. As a result of our ownership of more than 80% in our subsidiaries, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. ACF and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of December 31, 2014 and 2013. If the plans were voluntarily terminated, they would be underfunded by approximately $474 million and $592 million as of December 31, 2014 and 2013, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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

Item 14. Principal Accountant Fees and Services.
We incurred $12,687,000 and $11,078,000 in audit fees and expenses from Grant Thornton LLP for 2014 and 2013, respectively. We include in the category of audit fees services such services related to audit of annual consolidated financial statements and internal controls, review of quarterly financial statements, review of reports filed with the SEC and other services, including services related to consents and registration statements filed with the SEC.
We incurred $416,000 and $696,000 in audit-related fees and expenses from Grant Thornton LLP for 2014 and 2013, respectively, relating primarily to services provided in connection with offering memorandums, potential acquisitions and employee benefit plans. Additionally, we incurred $63,000 and $188,000 in tax-related fees and expenses from Grant Thornton LLP for 2014 and 2013, respectively.
In accordance with Icahn Enterprises' and Icahn Enterprises Holdings' Amended and Restated Audit Committee Charters adopted on March 12, 2004, the audit committee is required to approve in advance any and all audit services and permitted non-audit services provided to Icahn Enterprises, Icahn Enterprises Holdings and their consolidated subsidiaries by their independent auditors (subject to the de minimis exception of Section 10A (i) (1) (B) of the '34 Act), all as required by applicable law or listing standards. All of the fees in 2014 and 2013 were pre-approved by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements:
The following financial statements of Icahn Enterprises L.P., and subsidiaries, are included in Part II, Item 8 of this Report:
The following financial statements of Icahn Enterprises Holdings L.P., and subsidiaries, are included in Part II, Item 8 of this Report:

(a)(2) Financial Statement Schedules:

Page Number
Schedule I - Condensed Financial Information of Parent (Icahn Enterprises L.P.)	252
Schedule I - Condensed Financial Information of Parent (Icahn Enterprises Holdings L.P.)	256
All other financial statement schedules have been omitted because the required financial information is not applicable, immaterial or the information is shown in the consolidated financial statements or notes thereto.
(a)(3) Exhibits:
The list of exhibits required by Item 601 of Regulation S-K and filed as part of this Report is set forth in the Exhibit Index.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED BALANCE SHEETS

	December 31,
	2014	2013
	(In millions, except unit amounts)
ASSETS
Investments in subsidiaries, net	$11,028	$10,384
Deferred financing costs	8	7
Total Assets	$11,036	$10,391

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$107	$283
Debt	5,486	4,016
	5,593	4,299

Commitments and contingencies (Note 3)

Equity:
Limited partners: Depositary units: 123,103,414 and 115,900,309 units issued and outstanding at December 31, 2014 and 2013, respectively	5,672	6,308
General partner	(229)	(216)
Total equity	5,443	6,092
Total Liabilities and Equity	$11,036	$10,391

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Interest expense	$(291)	$(303)	$(284)
Loss on extinguishment of debt	(108)	—	—
Equity in earnings of subsidiaries	26	1,328	680
Net (loss) income	$(373)	$1,025	$396
Net (loss) income allocable to:
Limited partners	$(366)	$1,005	$379
General partner	(7)	20	17
	$(373)	$1,025	$396

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Cash flows from operating activities:
Net (loss) income	$(373)	$1,025	$396
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of deferred financing costs	1	2	2
Loss on extinguishment of debt	108	—	—
Equity in earnings of subsidiary	(26)	(1,328)	(680)
Net cash used in operating activities	(290)	(301)	(282)
Cash flows from investing activities:
Net investment in and advances from subsidiary	(952)	(172)	(1,212)
Net cash used in investing activities	(952)	(172)	(1,212)
Cash flows from financing activities:
Partnership distributions	(125)	(51)	(41)
Partnership contributions	—	587	505
Proceeds from borrowings	4,991	493	1,030
Repayments of borrowings	(3,624)	(556)	—
Net cash provided by financing activities	1,242	473	1,494
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—

See notes to condensed financial statements.

ICAHN ENTERPRISES L.P. (Parent Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation
Icahn Enterprises, L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (''Icahn Enterprises Holdings''). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (''Icahn Enterprises GP''), our sole general partner, which is owned and controlled by Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings.  As of December 31, 2014, Icahn Enterprises Holdings is engaged in the following continuing operating businesses: Investment, Automotive, Energy, Metals, Railcar, Gaming, Food Packaging, Real Estate and Home Fashion.
The condensed financial statements of Icahn Enterprises should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Report.
2. Debt
See Note 10, “Debt,” to the consolidated financial statements located in Part II, Item 8 of this Report. Icahn Enterprises' Parent company debt consists of the following:

	December 31,
	2014	2013
	(in millions)
Senior unsecured 5.875% notes due 2022	$1,337	$—
Senior unsecured 6.00% notes due 2020	1,708	493
Senior unsecured 4.875% notes due 2019	1,270	—
Senior unsecured 8% notes due 2018	—	2,473
Senior unsecured 3.5% notes due 2017	1,171	—
Senior unsecured 7.75% notes due 2016	—	1,050
Total debt	$5,486	$4,016
3. Commitments and Contingencies
See Note 17, “Commitments and Contingencies,” to the consolidated financial statements located in Part II, Item 8 of this Report.

SCHEDULE I
ICAHN ENTERPRISES HOLDINGS L.P.
(Parent Company)
CONDENSED BALANCE SHEETS

	December 31,
	2014	2013
	(in millions)
ASSETS
Cash and cash equivalents	$388	$142
Other assets	114	112
Investments in subsidiaries, net	10,592	10,054
Total Assets	$11,094	$10,308
LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$111	$144
Debt	5,517	4,050
	5,628	4,194

Commitments and contingencies (Note 3)

Equity:
Limited partner	5,751	6,393
General partner	(285)	(279)
Total equity	5,466	6,114
Total Liabilities and Equity	$11,094	$10,308

See notes to condensed financial statements.

SCHEDULE I
ICAHN ENTERPRISES HOLDINGS L.P.
(Parent Company)
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Net gain from investment activities	$—	$—	$8
Interest and dividend income	1	—	—
Loss on extinguishment of debt	(108)	—	—
Equity in earnings of subsidiaries	28	1,342	682
Other income, net	20	15	16
	(59)	1,357	706
Interest expense	290	305	286
Selling, general and administrative	23	27	23
	313	332	309
Net (loss) income	$(372)	$1,025	$397
Net (loss) income allocable to:
Limited partner	$(368)	$1,015	$384
General partner	(4)	10	13
	$(372)	$1,025	$397

See notes to condensed financial statements.

SCHEDULE I
ICAHN ENTERPRISES HOLDINGS L.P.
(Parent Company)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(372)	$1,025	$397
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in income of subsidiary	(28)	(1,342)	(682)
Loss on extinguishment of debt	108	—	—
Investment gains	—	—	(8)
Depreciation and amortization	5	(1)	1
Other, net	—	—	14
Change in operating assets and liabilities	(47)	18	26
Net cash used in operating activities	(334)	(300)	(252)
Cash flows from investing activities:
Net investment in subsidiaries	(661)	(128)	(681)
Proceeds from sale of investments	—	—	30
Other, net	9	4	2
Net cash used in investing activities	(652)	(124)	(649)
Cash flows from financing activities:
Partnership distributions	(125)	(51)	(42)
Partner contribution	—	593	—
Proceeds from borrowings	4,991	493	1,030
Repayments of borrowings	(3,634)	(576)	(4)
Net cash provided by financing activities	1,232	459	984
Net change in cash and cash equivalents	246	35	83
Cash and cash equivalents, beginning of period	142	107	24
Cash and cash equivalents, end of period	$388	$142	$107

See notes to condensed financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. (Parent Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  Description of Business and Basis of Presentation
Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”) is a limited partnership formed in Delaware on February 17, 1987. Our sole limited partner is Icahn Enterprises L.P. (“Icahn Enterprises”), a master limited partnership which owns a 99% interest in us. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP''), our sole 1% general partner, is a Delaware corporation which is owned and controlled by Carl C. Icahn. As of December 31, 2014, Icahn Enterprises Holdings is engaged in the following continuing operating businesses: Investment, Automotive, Energy, Metals, Railcar, Gaming, Food Packaging, Real Estate and Home Fashion.
The condensed financial statements of Icahn Enterprises Holdings should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Report.
2.  Debt
See Note 10, “Debt,” to the consolidated financial statements located in Part II, Item 8 of this Report. Icahn Enterprises Holdings' Parent company debt consists of the following:

	December 31,
	2014	2013
	(in millions)
Senior unsecured 5.875% notes due 2022	$1,337	—
Senior unsecured 6.00% notes due 2020	1,708	493
Senior unsecured 4.875% notes due 2019	1,270	—
Senior unsecured 8% notes due 2018	—	2,468
Senior unsecured 3.5% notes due 2017	1,171	—
Senior unsecured 7.75% notes due 2016	—	1,048
Mortgages payable	31	41
Total debt	$5,517	$4,050

3.  Commitments and Contingencies
See Note 17, “Commitments and Contingencies,” to the consolidated financial statements located in Part II, Item 8 of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Icahn Enterprises L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Keith Cozza
Keith Cozza President, Chief Executive Officer and Director
Date: February 27, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Keith Cozza	President, Chief Executive Officer and Director	February 27, 2015
Keith Cozza

/s/SungHwan Cho	Chief Financial Officer and Director	February 27, 2015
SungHwan Cho

/s/Peter Reck	Chief Accounting Officer	February 27, 2015
Peter Reck

/s/Daniel A. Ninivaggi	Director	February 27, 2015
Daniel A. Ninivaggi

/s/Jack G. Wasserman	Director	February 27, 2015
Jack G. Wasserman

/s/William A. Leidesdorf	Director	February 27, 2015
William A. Leidesdorf

/s/James L. Nelson	Director	February 27, 2015
James L. Nelson

Chairman of the Board
Carl C. Icahn

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Keith Cozza
Keith Cozza President, Chief Executive Officer and Director
Date: February 27, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises Holdings L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Keith Cozza	President, Chief Executive Officer and Director	February 27, 2015
Keith Cozza

/s/SungHwan Cho	Chief Financial Officer and Director	February 27, 2015
SungHwan Cho

/s/Peter Reck	Chief Accounting Officer	February 27, 2015
Peter Reck

/s/Daniel A. Ninivaggi	Director	February 27, 2015
Daniel A. Ninivaggi

/s/Jack G. Wasserman	Director	February 27, 2015
Jack G. Wasserman

/s/William A. Leidesdorf	Director	February 27, 2015
William A. Leidesdorf

/s/James L. Nelson	Director	February 27, 2015
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

10.8
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

10.9
Stock Purchase Agreement by and among Icahn Enterprises Holdings, IEH FM Holdings LLC , Barberry Corp. and Thornwood Associates Limited Partnership, dated July 3, 2008 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on July 3, 2008).

10.10
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

10.11
Tender and Support Agreement, dated as of October 6, 2008, by and among Icahn Enterprises Holdings L.P. and Eli Lilly and Company (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on October 9, 2008).

10.12
Support Agreement, dated as of December 15, 2010, by and among Dynegy Inc., High River Limited Partnership, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on December 7, 2010).

10.13
Loan and Security Agreement, dated as of June 15, 2011, among WestPoint Home, Inc., as the Borrower, the Lenders from time to time party thereto, and Bank of America, N.A., as the Administrative Agent (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on August 9, 2011).

10.14
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

10.15
Investment Agreement, by and between Federal-Mogul Corporation and IEH FM Holdings LLC, dated December 2, 2012 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on December 3, 2012).

10.16
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

10.18
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

10.21
Contribution Agreement, dated September 20, 2013, among AEP Rail Corp., IRL Holding LLC, American Railcar Leasing, LLC and IEP Energy Holding LLC (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on September 25, 2013).

10.22
Registration Rights Agreement, dated January 17, 2012, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies & Company, Inc., as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 17, 2012).

10.23
Registration Rights Agreement, dated February 6, 2012, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies & Company, Inc., as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on February 6, 2012).

10.24
Registration Rights Agreement, dated July 12, 2012, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies & Company, Inc., as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on July 12, 2012).

10.25
Registration Rights Agreement, dated August 1, 2013, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on August 1, 2013).

10.26
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

10.27
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

10.30
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
10.32
Employment Agreement by and among Icahn Enterprises, Icahn Capital Management LP and Carl C. Icahn (incorporated by reference to Exhibit 10.2 to Icahn Enterprises' Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).

10.33	Employment Agreement of Daniel A. Ninivaggi, dated as of October 25, 2012 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on October 29, 2012).
10.34	Employment Agreement of Daniel A. Ninivaggi, dated as of February 1, 2013 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on February 6, 2013).
10.35	Employment Agreement of Daniel A. Ninivaggi, dated as of November 8, 2013 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on November 15, 2013).
12.1	Ratio of earnings to fixed charges (Icahn Enterprises).
12.2	Ratio of earnings to fixed charges (Icahn Enterprises Holdings).
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
Exhibit 101(1)
The following financial information from Icahn Enterprises' and Icahn Enterprises Holdings' Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012,(iv) the Consolidated Statement of Changes in Equity for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (vi) the Notes to the Consolidated Financial Statements.

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