Form 10-Q
period 2015-03-31
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2015-05-07
CIK 813762, 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of May 6, 2015, there were 124,817,349 of Icahn Enterprises' depositary units outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)

	March 31,	December 31,
	2015	2014
ASSETS	(Unaudited)
Cash and cash equivalents	$2,868	$2,912
Cash held at consolidated affiliated partnerships and restricted cash	2,005	1,435
Investments	14,869	14,500
Accounts receivable, net	1,776	1,691
Inventories, net	1,937	1,879
Property, plant and equipment, net	9,201	8,955
Goodwill	2,048	2,000
Intangible assets, net	1,133	1,088
Other assets	1,404	1,320
Total Assets	$37,241	$35,780
LIABILITIES AND EQUITY
Accounts payable	$1,427	$1,387
Accrued expenses and other liabilities	2,713	2,235
Deferred tax liability	1,338	1,255
Securities sold, not yet purchased, at fair value	958	337
Due to brokers	4,627	5,197
Post-employment benefit liability	1,355	1,391
Debt	12,088	11,588
Total liabilities	24,506	23,390

Commitments and contingencies (Note 17)

Equity:
Limited partners: Depositary units: 123,103,414 units issued and outstanding at both March 31, 2015 and December 31, 2014	5,553	5,672
General partner	(231)	(229)
Equity attributable to Icahn Enterprises	5,322	5,443
Equity attributable to non-controlling interests	7,413	6,947
Total equity	12,735	12,390
Total Liabilities and Equity	$37,241	$35,780

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:	(Unaudited)
Net sales	$3,565	$4,666
Other revenues from operations	329	261
Net gain (loss) from investment activities	591	(31)
Interest and dividend income	53	59
Other (loss) income, net	(27)	35
	4,511	4,990
Expenses:
Cost of goods sold	3,125	4,142
Other expenses from operations	155	129
Selling, general and administrative	477	360
Restructuring	12	8
Impairment	1	1
Interest expense	270	170
	4,040	4,810
Income before income tax expense	471	180
Income tax expense	(49)	(103)
Net income	422	77
Less: net income attributable to non-controlling interests	(261)	(106)
Net income (loss) attributable to Icahn Enterprises	$161	$(29)

Net (loss) income attributable to Icahn Enterprises allocable to:
Limited partners	$158	$(28)
General partner	3	(1)
	$161	$(29)

Basic income (loss) per LP unit	$1.28	$(0.24)
Basic weighted average LP units outstanding	123	117

Diluted income (loss) per LP unit	$1.27	$(0.24)
Diluted weighted average LP units outstanding	124	117
Cash distributions declared per LP unit	$1.50	$1.50

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Net income	$422	$77
Other comprehensive income (loss), net of tax:
Post-employment benefits	22	2
Hedge instruments	1	—
Translation adjustments and other	(128)	(5)
Other comprehensive loss, net of tax	(105)	(3)
Comprehensive income	317	74
Less: Comprehensive income attributable to non-controlling interests	(239)	(105)
Comprehensive income (loss) attributable to Icahn Enterprises	$78	$(31)

Comprehensive income (loss) attributable to Icahn Enterprises allocable to:
Limited partners	$76	$(30)
General partner	2	(1)
	$78	$(31)

Accumulated other comprehensive loss was $1,398 million and $1,293 million at March 31, 2015 and December 31, 2014, respectively.

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2014	$(229)	$5,672	$5,443	$6,947	$12,390
Net income (loss)	3	158	161	261	422
Other comprehensive loss	(1)	(82)	(83)	(22)	(105)
Partnership distributions	(4)	(184)	(188)	—	(188)
Investment segment contributions	—	—	—	245	245
Distributions to non-controlling interests in subsidiaries	—	—	—	(48)	(48)
Proceeds from subsidiary equity offering	—	—	—	20	20
Changes in subsidiary equity and other	—	(11)	(11)	10	(1)
Balance, March 31, 2015	$(231)	$5,553	$5,322	$7,413	$12,735

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2013	$(216)	$6,308	$6,092	$7,217	$13,309
Net (loss) income	(1)	(28)	(29)	106	77
Other comprehensive loss	—	(2)	(2)	(1)	(3)
Partnership distributions	(4)	(195)	(199)	—	(199)
Distributions to non-controlling interests in subsidiaries	—	—	—	(427)	(427)
Changes in subsidiary equity and other	3	131	134	—	134
Balance, March 31, 2014	$(218)	$6,214	$5,996	$6,895	$12,891

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net income	$422	$77
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net gain from securities transactions	(525)	(154)
Purchases of securities	(283)	(2,756)
Proceeds from sales of securities	339	410
Purchases to cover securities sold, not yet purchased	(186)	(73)
Proceeds from securities sold, not yet purchased	839	16
Changes in receivables and payables relating to securities transactions	(560)	1,718
Loss on extinguishment of debt	2	126
Gain on disposition of assets	(11)	(5)
Depreciation and amortization	207	197
Deferred taxes	5	63
Other, net	(14)	12
Changes in cash held at consolidated affiliated partnerships and restricted cash	(534)	(335)
Changes in other operating assets and liabilities	113	(98)
Net cash used in operating activities	(186)	(802)
Cash flows from investing activities:
Capital expenditures	(363)	(282)
Acquisition of business, net of cash acquired	(305)	—
Net proceeds from business dispositions	15	—
Net proceeds from the sale and disposition of assets	80	—
Other, net	—	(14)
Net cash used in investing activities	(573)	(296)
Cash flows from financing activities:
Capital contributions by non-controlling interests	245	—
Partnership distributions	—	(24)
Proceeds from offering of subsidiary equity	20	—
Distributions to non-controlling interests in subsidiaries	(48)	(427)
Proceeds from issuance of senior unsecured notes	—	4,991
Proceeds from other borrowings	1,070	1,275
Repayment of senior unsecured notes	—	(3,625)
Repayments of other borrowings	(572)	(1,000)
Other, net	(13)	(10)
Net cash provided by financing activities	702	1,180
Effect of exchange rate changes on cash and cash equivalents	13	(2)
Net (decrease) increase in cash and cash equivalents	(44)	80
Cash and cash equivalents, beginning of period	2,912	3,262
Cash and cash equivalents, end of period	$2,868	$3,342

Supplemental information:
Cash payments for interest, net of amounts capitalized	$200	$245
Net cash (refunds) payments for income taxes	$(38)	$15
Distribution payable to Icahn Enterprises unitholders	$188	$175
Construction in progress additions included in accounts payable	$22	$27
Changes in accounts payable related to construction in progress additions	$(3)	$(5)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31,	December 31,
	2015	2014
ASSETS	(Unaudited)
Cash and cash equivalents	$2,868	$2,912
Cash held at consolidated affiliated partnerships and restricted cash	2,005	1,435
Investments	14,869	14,500
Accounts receivable, net	1,776	1,691
Inventories, net	1,937	1,879
Property, plant and equipment, net	9,201	8,955
Goodwill	2,048	2,000
Intangible assets, net	1,133	1,088
Other assets	1,427	1,343
Total Assets	$37,264	$35,803
LIABILITIES AND EQUITY
Accounts payable	$1,427	$1,387
Accrued expenses and other liabilities	2,713	2,235
Deferred tax liability	1,338	1,255
Securities sold, not yet purchased, at fair value	958	337
Due to brokers	4,627	5,197
Post-employment benefit liability	1,355	1,391
Debt	12,088	11,588
Total liabilities	24,506	23,390

Commitments and contingencies (Note 17)

Equity:
Limited partner	5,631	5,751
General partner	(286)	(285)
Equity attributable to Icahn Enterprises Holdings	5,345	5,466
Equity attributable to non-controlling interests	7,413	6,947
Total equity	12,758	12,413
Total Liabilities and Equity	$37,264	$35,803

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Three Months Ended March 31,
	2015	2014
Revenues:	(Unaudited)
Net sales	$3,565	$4,666
Other revenues from operations	329	261
Net gain (loss) from investment activities	591	(31)
Interest and dividend income	53	59
Other (loss) income, net	(27)	35
	4,511	4,990
Expenses:
Cost of goods sold	3,125	4,142
Other expenses from operations	155	129
Selling, general and administrative	477	360
Restructuring	12	8
Impairment	1	1
Interest expense	270	170
	4,040	4,810
Income before income tax expense	471	180
Income tax expense	(49)	(103)
Net income	422	77
Less: net income attributable to non-controlling interests	(261)	(106)
Net income (loss) attributable to Icahn Enterprises Holdings	$161	$(29)

Net income (loss) attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$159	$(29)
General partner	2	—
	$161	$(29)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Net income	$422	$77
Other comprehensive income (loss), net of tax:
Post-employment benefits	22	2
Hedge instruments	1	—
Translation adjustments and other	(128)	(5)
Other comprehensive loss, net of tax	(105)	(3)
Comprehensive income	317	74
Less: Comprehensive income attributable to non-controlling interests	(239)	(105)
Comprehensive income (loss) attributable to Icahn Enterprises Holdings	$78	$(31)

Comprehensive income (loss) attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$77	$(31)
General partner	1	—
	$78	$(31)

Accumulated other comprehensive loss was $1,398 million and $1,293 million at March 31, 2015 and December 31, 2014, respectively.

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2014	$(285)	$5,751	$5,466	$6,947	$12,413
Net income (loss)	2	159	161	261	422
Other comprehensive loss	(1)	(82)	(83)	(22)	(105)
Partnership distributions	(2)	(186)	(188)	—	(188)
Investment segment contributions	—	—	—	245	245
Distributions to non-controlling interests in subsidiaries	—	—	—	(48)	(48)
Proceeds from subsidiary equity offering	—	—	—	20	20
Changes in subsidiary equity and other	—	(11)	(11)	10	(1)
Balance, March 31, 2015	$(286)	$5,631	$5,345	$7,413	$12,758

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2013	$(279)	$6,393	$6,114	$7,217	$13,331
Net (loss) income	—	(29)	(29)	106	77
Other comprehensive loss	—	(2)	(2)	(1)	(3)
Partnership distributions	(2)	(197)	(199)	—	(199)
Distributions to non-controlling interests in subsidiaries	—	—	—	(427)	(427)
Changes in subsidiary equity and other	1	133	134	—	134
Balance, March 31, 2014	$(280)	$6,298	$6,018	$6,895	$12,913

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net income	$422	$77
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net gain from securities transactions	(525)	(154)
Purchases of securities	(283)	(2,756)
Proceeds from sales of securities	339	410
Purchases to cover securities sold, not yet purchased	(186)	(73)
Proceeds from securities sold, not yet purchased	839	16
Changes in receivables and payables relating to securities transactions	(560)	1,718
Loss on extinguishment of debt	2	126
Gain on disposition of assets	(11)	(5)
Depreciation and amortization	207	197
Deferred taxes	5	63
Other, net	(14)	12
Changes in cash held at consolidated affiliated partnerships and restricted cash	(534)	(335)
Changes in other operating assets and liabilities	113	(98)
Net cash used in operating activities	(186)	(802)
Cash flows from investing activities:
Capital expenditures	(363)	(282)
Acquisition of business, net of cash acquired	(305)	—
Net proceeds from business dispositions	15	—
Net proceeds from the sale and disposition of assets	80	—
Other, net	—	(14)
Net cash used in investing activities	(573)	(296)
Cash flows from financing activities:
Capital contribution by non-controlling interests	245	—
Partnership distributions	—	(24)
Proceeds from offering of subsidiary equity	20	—
Distributions to non-controlling interests in subsidiaries	(48)	(427)
Proceeds from issuance of senior unsecured notes	—	4,991
Proceeds from other borrowings	1,070	1,275
Repayment of senior unsecured notes	—	(3,625)
Repayments of other borrowings	(572)	(1,000)
Other, net	(13)	(10)
Net cash provided by financing activities	702	1,180
Effect of exchange rate changes on cash and cash equivalents	13	(2)
Net (decrease) increase in cash and cash equivalents	(44)	80
Cash and cash equivalents, beginning of period	2,912	3,262
Cash and cash equivalents, end of period	$2,868	$3,342

Supplemental information:
Cash payments for interest, net of amounts capitalized	$200	$245
Net cash (refunds) payments for income taxes	$(38)	$15
Distribution payable to Icahn Enterprises unitholders	$188	$175
Construction in progress additions included in accounts payable	$22	$27
Changes in accounts payable related to construction in progress additions	$(3)	$(5)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of March 31, 2015. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 10, "Debt," and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned 108,810,845, or approximately 88.4%, of Icahn Enterprises' outstanding depositary units as of March 31, 2015.
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
The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2014. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature.
Reclassifications
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation.
Principles of Consolidation
Our condensed consolidated financial statements include the accounts of (i) Icahn Enterprises and Icahn Enterprises Holdings and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings, in addition to those entities in which we have a controlling interest as a general partner interest. In evaluating whether we have a controlling financial interest in entities that we consolidate, we consider the following: (1) for voting interest entities, we consolidate these entities in which we own a majority of the voting interests; and (2) for limited partnership entities, we consolidate these entities if we are the general partner of such entities and for which no substantive kick-out rights (the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general partners are collectively referred to as “kick-out” rights) or participating rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

Except for our Investment segment, for those investments in which we own 50% or less but greater than 20%, we generally account for such investments using the equity method, while investments in affiliates of 20% or less are accounted for under the cost method.
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
See Note 4, “Investments and Related Matters,” and Note 5, “Fair Value Measurements,” for a detailed discussion of our investments.
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of March 31, 2015 was approximately $12.1 billion and $12.3 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2014 was each approximately $11.6 billion.
Restricted Cash
Our restricted cash balance was approximately $2.0 billion and $1.3 billion as of March 31, 2015 and December 31, 2014, respectively.
Adoption of New Accounting Standards
In April 2014, the FASB issued ASU No. 2014-08, which amends FASB ASC Topic 205, Presentation of Financial Statements and FASB ASC Topic 360, Property, Plant, and Equipment. This ASU is effective on a prospective basis applicable to activities that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, and changes the requirements for reporting discontinued operations. We adopted ASU No. 2014-08 during the first quarter of 2015 and believe that this guidance will reduce the number of dispositions that would qualify for discontinued operations at our parent company level, thereby reducing the complexity associated with the reporting and disclosure requirements of discontinued operations that would have been otherwise required previously.
In November 2014, the FASB issued ASU No. 2014-17, which amends FASB Topic 805, Business Combinations. This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon the occurrence of an event in which an acquirer obtains control of the acquired entity. The ASU became effective on November 18, 2014. The adoption of this guidance during the fourth quarter of 2014 did not have any effect on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In January 2015, the FASB issued ASU No. 2015-01, which amends FASB ASU Topic 220-20, Income Statement - Extraordinary and Unusual Items. This ASU eliminates from GAAP the concept of extraordinary items. Although the ASU will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We adopted ASU No. 2015-01 during the first quarter of 2015 and believe that the adoption of this guidance will have no impact on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, creating a new topic, FASB ASC Topic 606, Revenue from Contracts with Customers, superseding revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016, using one of two retrospective application

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

methods. Early adoption is not permitted. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In June 2014, the FASB issued ASU No. 2014-12, which amends FASB Topic 718, Compensation-Stock Compensation. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in FASB ASC Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This ASU is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. We believe that the adoption of this guidance will not have a material impact on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In February 2015, the FASB issued ASU No. 2015-02, which amends FASB ASU Topic 810, Consolidations. This ASU amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. This ASU requires that limited partnerships and similar legal entities provide partners with either substantive kick-out rights or substantive participating rights over the general partner in order to be considered a voting interest entity. The specialized consolidation model and guidance for limited partnerships and similar legal entities have been eliminated. There is no longer a presumption that a general partner should consolidate a limited partnership. For limited partnerships and similar legal entities that qualify as voting interest entities, a limited partner with a controlling financial interest should consolidate a limited partnership. A controlling financial interest may be achieved through holding a limited partner interest that provides substantive kick-out rights. The standard is effective for annual periods beginning after December 15, 2015. We are currently evaluating the standard and the impact on our consolidated financial statements and footnote disclosures.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends FASB ASU Subtopic 835-30, Interest - Imputation of Interest. The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard is effective for interim and annual periods beginning after December 31, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted. We expect that the adoption of this new guidance will result in a reclassification of debt issuance costs on our consolidated balance sheets.
In April 2015, the FASB issued ASU No. 2015-04, Compensation-Retirement Benefits: Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets, which amends FAB ASU Topic 715, Compensation - Retirement Benefits. This ASU provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. We anticipate that the adoption of this guidance will have minimal impact on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
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
Investment
Our Investment segment is comprised of various private investment funds, including Icahn Partners L.P. ("Icahn Partners") and Icahn Partners Master Fund LP ("Master Fund") (collectively, the "Investment Funds"), through which we invest our proprietary capital. We and certain of Mr. Icahn's wholly owned affiliates are the sole investors in the Investment Funds. Icahn Onshore LP and Icahn Offshore LP (together, the "General Partners") act as the general partner of Icahn Partners and the Master Fund, respectively. The General Partners provide investment advisory and certain administrative and back office

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds are not offered to outside investors.
We had interests in the Investment Funds with a fair value of approximately $4.5 billion and $4.3 billion as of March 31, 2015 and December 31, 2014, respectively.
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
Federal-Mogul operates with two end-customer focused business segments. The Powertrain business unit focuses on original equipment products for automotive, heavy duty and industrial applications. The Motorparts business unit sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers and other vehicle components. This organizational model allows for a strong product line focus benefitting both original equipment and aftermarket customers and enables the global Federal-Mogul teams to be responsive to customers’ needs for superior products and to promote greater identification with Federal-Mogul premium brands. Additionally, this organizational model enhances management focus to capitalize on opportunities for organic and acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases.
Reorganization
On September 3, 2014, Federal-Mogul announced its plan to separate its Powertrain and Motorparts businesses into two independent, publicly-traded companies serving the global original equipment and aftermarket industries. The planned separation will be implemented through a tax-free distribution of Federal-Mogul’s Motorparts business to shareholders of Federal-Mogul Holdings Corporation. Completion of the transaction is subject to customary conditions, including among others, Federal-Mogul’s receipt of an IRS ruling or opinion of counsel to the effect that the distribution will qualify as a transaction that is generally tax-free for U.S. Federal Income tax purposes, as well as effectiveness of a Form 10 Registration Statement to be filed with the SEC.
On February 24, 2015, Federal-Mogul announced that it would defer the previously announced spin-off of its Motorparts business to allow for the integration of its recently completed brake component, chassis and valvetrain acquisitions and to recognize the benefits of the strategic initiatives in the Motorparts business.   As a result of the deferral and the recent closing of the acquisition of TRW's (as defined below) valvetrain business, Federal-Mogul commenced a common stock rights offering to strengthen its balance sheet. See below for further information regarding this rights offering. Federal-Mogul's board of directors intends to revisit the timing of the spin-off prior to the end of December 31, 2015.   Meanwhile Federal-Mogul will continue to operate as two separate, independent businesses. No assurances can be given regarding the ultimate timing of the separation or that it will be consummated.
Acquisition
On February 6, 2015, certain subsidiaries of Federal-Mogul finalized an agreement with TRW Automotive Holdings Corp. ("TRW") to purchase certain business assets of the TRW engine components business. The business was acquired through a combination of asset and stock purchases for a base purchase price of $313 million with $6 million of consideration to be payable upon certain conditions being met. The purchase price was funded primarily from the Federal-Mogul Replacement Revolving Facility (as defined herein) and is subject to certain customary closing and post-closing adjustments. The purchase of TRW’s engine valve business adds a new product line to Federal-Mogul's portfolio, strengthens its position as a leading developer and supplier of core components for engines, and enhances its ability to support its customers to improve fuel economy and reduce emissions.
A preliminary valuation of the net assets of the TRW engine components business acquisition resulted in $199 million allocated to tangible net assets, $51 million to goodwill and $69 million to other identified intangible assets as of the acquisition date. Because our Automotive segment is in the process of finalizing certain customary post-closing adjustments, the provisional measurements of net assets are subject to change. The valuation of net assets was performed utilizing cost,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

income and market approaches. The TRW engine components business acquisition is not material to our condensed consolidated financial statements.
Agreement to Acquire Uni-Select, Inc.
As previously disclosed, on February 9, 2015, Icahn Enterprises entered into a definitive agreement to acquire substantially all of the auto parts assets in the United States of Uni-Select, Inc. ("Uni-Select USA"), a leading automotive parts distributor for domestic and imported vehicles, for a purchase price of $340 million, subject to customary closing conditions. The acquisition of Uni-Select USA is currently expected to close during the second quarter of 2015.
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
Uni-Select USA will be operated independently of Federal-Mogul and will be reported as part of our Automotive segment.
Rights Offering
On March 26, 2015, Federal-Mogul received $250 million in connection with its previously announced common stock registered rights offering (the “Federal-Mogul Rights Offering”). In connection with the Federal-Mogul Rights Offering, we fully exercised our subscription rights under our basic and over subscription privileges to purchase additional shares of Federal-Mogul common stock, thereby increasing our ownership of Federal-Mogul, for an aggregate additional investment of $230 million.
As of March 31, 2015, we owned approximately 82.0% of the total outstanding common stock of Federal-Mogul.
Accounts Receivable, net
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $326 million and $306 million as of March 31, 2015 and December 31, 2014, respectively. Of those gross amounts, $308 million and $293 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the condensed consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of March 31, 2015 and December 31, 2014, Federal-Mogul had withdrawn cash related to such transferred receivables of $2 million and $2 million, respectively. Proceeds from the transfers of accounts receivable qualifying as sales were $390 million and $410 million for the three months ended March 31, 2015 and 2014, respectively.
For the three months ended March 31, 2015 and 2014, expenses associated with transfers of receivables were $2 million and $2 million, respectively. Such expenses were recorded in the condensed consolidated statements of operations within other (loss) income, net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.
Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposure to Federal-Mogul associated with certain of these facilities' terms were $19 million and $17 million as of March 31, 2015 and December 31, 2014, respectively. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of both March 31, 2015 and December 31, 2014, Federal-Mogul estimated the loss to be immaterial.
Restructuring
During the three months ended March 31, 2015 and 2014, Federal-Mogul recorded $12 million and $8 million, respectively, in restructuring charges. These restructuring charges, primarily consisting of employee costs and headcount reductions, pertain to all restructuring programs that Federal-Mogul has initiated in order to improve its operating performance.
Federal-Mogul has approved and initiated restructuring activities as a part of a broader initiative to improve operating performance and reduce costs. The total expected cost for the certain restructuring programs that commenced in the first quarter of 2013 and have continued through the first quarter of 2015 is $142 million, of which $133 million pertains to

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

employee costs and $9 million pertains to facility closure and other exit costs. In connection with these restructuring programs, Federal-Mogul recorded $10 million and $4 million in charges for the three months ended March 31, 2015 and 2014, respectively, substantially all of which pertain to employee costs, with an estimated future additional restructuring cost of $11 million, all of which pertain to employee costs.
Energy
We conduct our Energy segment through our majority ownership in CVR. CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate ("UAN") and ammonia. As of March 31, 2015, CVR owned 100% of the general partners of CVR Refining and CVR Partners and approximately 66% of the common units of CVR Refining and approximately 53% of the common units of CVR Partners.
As of March 31, 2015, we owned approximately 82.0% of the total outstanding common stock of CVR. In addition, as of March 31, 2015, we owned approximately 4.0% of the total outstanding common units of CVR Refining directly.
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
In addition to the refineries, CVR's petroleum business owns and operates the following: (1) a crude oil gathering system with a gathering capacity of over 60,000 barrels per day ("bpd") serving Kansas, Oklahoma, Missouri, Nebraska and Texas; (2) a 170,000 bpd pipeline system (supported by approximately 336 of CVR's owned and leased pipeline) that transports crude oil to its Coffeyville refinery from its Broome Station facility near Caney, Kansas; (3) over 6.0 million barrels of company owned and leased crude oil storage capacity; (4) a rack marketing division supplying product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and at throughput terminals on Magellan and NuStar Energy, LP's ("NuStar") refined products distribution systems; and (5) approximately 4.5 million barrels of combined refinery related storage capacity.
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
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

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
ARI manufactures railcars that are offered for sale or lease, custom and standard railcar components and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including leasing companies, industrial companies, shippers and Class I railroads. ARI leases railcars that it manufactures to certain markets that include the energy, food and agriculture, chemical, minerals and petrochemical industries. ARI provides railcar services consisting of railcar repair services, ranging from full to light repair, engineering and on-site repairs and maintenance through its various repair facilities, including mini repair shops and mobile repair units.
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
As of March 31, 2015, we owned approximately 55.6% of the total outstanding common stock of ARI and had a 75.0% economic interest in ARL.
Gaming
We conduct our Gaming segment through our majority ownership in Tropicana. Tropicana currently owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The eight casino facilities it operates feature approximately 391,000 square feet of gaming space with 8,000 slot machines, 300 table games and 5,500 hotel rooms with two casino facilities located in Nevada and one in each of Mississippi, Missouri, Indiana, Louisiana, New Jersey and Aruba.
As of March 31, 2015, we owned approximately 67.9% of the total outstanding common stock of Tropicana.
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
As of March 31, 2015, we owned approximately 73.3% of the total outstanding common stock of Viskase.
Real Estate
Our Real Estate segment consists of rental real estate, property development and resort activities.
As of March 31, 2015, we owned 28 commercial rental real estate properties. Our property development operations are run primarily through Bayswater Development LLC, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida include land for future residential development of approximately 267 and 1,327 units of residential housing, respectively. Both developments operate golf and resort operations as well. In addition, our Real Estate segment owns an unfinished development property which is located on approximately 23 acres in Las Vegas, Nevada.
As of March 31, 2015 and December 31, 2014, $30 million and $31 million, respectively, of the net investment in financing leases and net real estate leased to others which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

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
Investment
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. During the first quarter of 2015, affiliates of Mr. Icahn made investments aggregating $245 million in the Investment Funds. As of March 31, 2015 and December 31, 2014, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings) was approximately $5.2 billion and $4.8 billion, respectively, representing approximately 54% and 53%, respectively, of the Investment Funds' assets under management.
Icahn Capital LP ("Icahn Capital") pays for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent); such expenses are allocated to Icahn Capital in accordance with each investor's capital accounts in the Investment Funds. Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds, generally when such expenses are paid. For the three months ended March 31, 2015 and 2014, $98 million and $16 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.
Railcar
Agreements with ACF Industries LLC
In January 2013, ARI entered into a purchasing and engineering services agreement and license with ACF Industries LLC ("ACF"), an affiliate of Mr. Icahn. ACF is a leader in the manufacture and fabrication of specialty railcar parts and miscellaneous steel products. The agreement was unanimously approved by the independent directors of ARI’s and Icahn Enterprises' audit committee on the basis that the terms of the agreement were not materially less favorable to ARI than those that could have been obtained in a comparable transaction with an unrelated person. Under this agreement, ARI provides purchasing support and engineering services to ACF in connection with ACF’s manufacture and sale of tank railcars at its facility in Milton, Pennsylvania. Additionally, ARI has granted ACF a nonexclusive, non-assignable license to certain of ARI’s intellectual property, including certain designs, specifications, processes and manufacturing know-how required to manufacture and sell tank railcars during the term of the agreement. In August 2014, ARI and ACF amended this agreement to, among other provisions, extend the termination date to December 31, 2015 from December 31, 2014, subject to certain early termination events.
In consideration for the services and license provided by ARI to ACF in conjunction with the agreement, ACF pays ARI a royalty and, if any, a share of the net profits ("ACF Profits") earned on each railcar manufactured and sold by ACF under the agreement, in an aggregate amount equal to 30% of such ACF Profits, as calculated under the agreement. ACF Profits are net of certain of ACF’s start-up and shutdown expenses and certain maintenance capital. If no ACF Profits are realized on a railcar manufactured and sold by ACF pursuant to the agreement, ARI will still be entitled to the royalty for such railcar and will not share in any losses incurred by ACF in connection therewith. In addition, any railcar components supplied by ARI to ACF for the manufacture of these railcars are provided at fair market value.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

Under the agreement, ACF had the exclusive right to manufacture and sell subject tank railcars for any new orders scheduled for delivery to customers on or before January 31, 2014. ARI has the exclusive right to any sales opportunities for such tank railcars for any new orders scheduled for delivery after that date and through termination of the agreement. ARI also has the right to assign any sales opportunity to ACF, and ACF has the right, but not the obligation, to accept such sales opportunity. Any sales opportunity accepted by ACF will not be reflected in ARI’s orders or backlog.
ARI's revenues under this agreement were $2 million and $6 million for the three months ended March 31, 2015 and 2014, respectively, and were recorded for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF.
In April 2013, AEP Leasing entered into an agreement (the "ACF Agreement") with ACF whereby AEP Leasing would purchase a total of 1,050 railcars from ACF in 2013 and 2014 for an aggregate purchase price of approximately $150 million. Additionally, AEP Leasing had an option to purchase an additional 500 railcars for an aggregate purchase price of approximately $70 million. During the second quarter of 2014, AEP Leasing exercised its option to purchase an additional 296 railcars for an aggregate purchase price of $42 million.
The ACF Agreement was assumed by ARL in connection with our purchase of a 75.0% economic interest in ARL. The ACF Agreement was unanimously approved by Icahn Enterprises' audit committee consisting of independent directors, who were advised by independent counsel and an independent financial advisor on the basis that the terms were not less favorable than those terms that could have been obtained in a comparable transaction with an unaffiliated third party. Under this agreement, purchases of railcars from ACF were $9 million and $28 million for the three months ended March 31, 2015 and 2014, respectively.
In addition to the above purchases, on a contract-by-contract basis, ARL purchased $5 million of railcars from ACF for the three months ended March 31, 2015.
Insight Portfolio Group LLC
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
In December 2012, Icahn Sourcing advised Icahn Enterprises that effective January 1, 2013 it would restructure its ownership and change its name to Insight Portfolio Group LLC (“Insight Portfolio Group”).  In connection with the restructuring, Icahn Enterprises Holdings acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of Icahn Enterprises Holdings, including Federal-Mogul, CVR, Tropicana, ARI, ARL, Viskase, PSC Metals and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. A number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. For each of March 31, 2015 and 2014, immaterial amounts were paid in respect to certain of the Insight Portfolio Group's operating expenses.

4.	Investments and Related Matters.
Investment
Investments, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, and derivatives, all of which are reported at fair value in our condensed consolidated balance sheets. See Note 5, "Fair Value Measurements - Investment," for details of the investments for our Investment segment.
Our Investment segment assesses the applicability of equity method accounting with respect to their investments based on a combination of qualitative and quantitative factors, including overall stock ownership of the Investment Funds combined with those of our affiliates along with board of directors representation.
Our Investment segment applied the fair value option to certain of its investments that would have otherwise been subject to the equity method of accounting.  As of both March 31, 2015 and December 31, 2014, the fair value of these investments was

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

less than $1 million. During the three months ended March 31, 2015 and 2014, our Investment segment recorded (losses) gains of $(1) million and $1 million, respectively, associated with these investments. Such amounts are included in net gain (loss) from investment activities in our condensed consolidated statements of operations.
The portion of trading gains that relates to trading securities still held by our Investment segment for the three months ended March 31, 2015 and 2014 was $509 million and $162 million, respectively.
We believe that these investments to which we applied the fair value option are not material, individually or in the aggregate, to our condensed consolidated financial statements.
Other Segments
The carrying value of investments held by our Automotive, Energy, Railcar, Gaming and Home Fashion segments and our Holding Company consist of the following:

	March 31, 2015	December 31, 2014
	(in millions)
Equity method investments	$287	$298
Other investments	189	241
	$476	$539
Our Holding Company applies the fair value option to its investments that would otherwise be subject to the equity method of accounting. We record unrealized gains and losses for the change in fair value of such investments as a component of net gain (loss) from investment activities in the condensed consolidated statements of operations.
During the three months ended March 31, 2015, our Energy segment received proceeds of $42 million for the sale of a portion of its investment in available-for-sale securities. Additionally, as of March 31, 2015, our Energy segment recorded a receivable of $26 million for additional sales of its available-for-sale securities, which is included in other assets on the condensed consolidated balance sheets. The aggregate cost basis for the available-for-sale securities sold was $48 million. Upon the sale of the available-for-sale securities, our Energy segment reclassified an unrealized gain of $20 million from accumulated other comprehensive loss and recognized a realized gain in net gain (loss) from investment activities in the condensed consolidated statements of operations for the three months ended March 31, 2015. As of March 31, 2015, Our Energy segment's remaining available-for-sale securities, with an aggregate cost basis of $26 million, were reclassified to trading securities based on our Energy segment's ability and intent with respect to the securities. In connection with the transfer to trading securities, an unrealized gain of $12 million previously recorded in accumulated other comprehensive loss was reclassified to net gain (loss) from investment activities in the condensed consolidated statements of operations.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

Investment
The following table summarizes the valuation of the Investment Funds' investments and derivative contracts by the above fair value hierarchy levels as of March 31, 2015 and December 31, 2014:

	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments:
Equity securities:
Basic materials	$66	$23	$—	$89	$—	$—	$—	$—
Communications	3,050	—	—	3,050	2,846	—	—	2,846
Consumer, non-cyclical	2,413	—	—	2,413	2,308	—	—	2,308
Consumer, cyclical	384	—	—	384	436	—	—	436
Diversified	22	—	—	22	23	—	—	23
Energy	1,608	—	—	1,608	1,895	—	—	1,895
Financial	69	—	—	69	417	—	—	417
Industrial	210	—	—	210	79	20	—	99
Technology	6,259	—	—	6,259	5,635	—	—	5,635
	14,081	23	—	14,104	13,639	20	—	13,659
Corporate debt:
Consumer, cyclical	—	—	75	75	—	—	75	75
Energy	—	12	—	12	—	19	—	19
Financial	—	8	—	8	—	7	—	7
Utilities	—	25	—	25	—	28	—	28
	—	45	75	120	—	54	75	129
Mortgage-backed securities:
Financial	—	169	—	169	—	173	—	173
	14,081	237	75	14,393	13,639	247	75	13,961
Derivative contracts, at fair value(1)	—	43	—	43	—	3	—	3
	$14,081	$280	$75	$14,436	$13,639	$250	$75	$13,964
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, cyclical	$879	$—	$—	$879	$334	$—	$—	$334
Funds	48	30	—	78	—	—	—	—
	927	30	—	957	334	—	—	334
Debt securities:
Energy	—	1	—	1	—	3	—	3
	927	31	—	958	334	3	—	337
Derivative contracts, at fair value(2)	—	840	—	840	—	614	—	614
	$927	$871	$—	$1,798	$334	$617	$—	$951

(1)	Included in other assets in our condensed consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

The changes in investments measured at fair value on a recurring basis for which our Investment segment has used Level 3 input to determine fair value are as follows:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Balance at January 1	$75	$287
Gross proceeds	—	(1)
Balance at March 31	$75	$286
Unrealized gains of less than $1 million and losses of less than $1 million are included in earnings related to Level 3 investments still held at March 31, 2015 and 2014, respectively, by our Investment segment. Total realized and unrealized gains and losses recorded for Level 3 investments are reported in net gain (loss) from investment activities in our condensed consolidated statements of operations.
The Investment Funds held one Level 3 corporate debt investment at March 31, 2015.  In prior periods, in determining the fair value of this investment, we performed a yield analysis of comparable loans to which we applied a risk premium. As a result of the underlying company’s performance and bankruptcy filing in the third quarter of 2014, however, we determined that it was more appropriate to measure the fair value of our debt investment through an enterprise value analysis.
Other Segments and Holding Company
The following table summarizes the valuation of our Automotive, Energy and Gaming segments and our Holding Company investments, derivative contracts and other liabilities by the above fair value hierarchy levels as of March 31, 2015 and December 31, 2014:

	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Marketable equity and debt securities	$1	$—	$110	$111	$75	$3	$108	$186
Trading securities	38	—	40	78	—	—	55	55
Derivative contracts, at fair value(1)	—	22	—	22	—	47	—	47
	$39	$22	$150	$211	$75	$50	$163	$288
Liabilities
Other liabilities	$—	$42	$—	$42	$—	$50	$—	$50
Derivative contracts, at fair value(2)	—	21	—	21	—	2	—	2
	$—	$63	$—	$63	$—	$52	$—	$52

(1)	Amounts are classified within other assets in our condensed consolidated balance sheets.

(2)	Amounts are classified within accrued expenses and other liabilities in our condensed consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

The changes in investments measured at fair value on a recurring basis for which our Gaming segment and Holding Company have used Level 3 inputs to determine fair value are as follows:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Balance at January 1	$154	$138
Gross unrealized losses	(14)	(14)
Purchases and settlements, net	1	1
Balance at March 31	$141	$125
Unrealized losses of $14 million are included in earnings related to Level 3 investments still held at both March 31, 2015 and 2014 by our Gaming segment and Holding Company. Total realized and unrealized gains and losses recorded for Level 3 investments are reported in net gain (loss) from investment activities in our condensed consolidated statements of operations.
Our Gaming segment has certain debt securities that are classified as held-to-maturity since our Gaming segment has the ability and intent to hold these bonds to maturity. These debt securities are initially recorded at a discount to approximate fair value. After the initial determination of fair value, our Gaming segment analyzes recoverability of these bonds on a quarterly basis and record changes in fair value based on its historical collection experience and certain other information.
On June 30, 2014, the Investment Funds made a distribution-in-kind of a certain Level 3 corporate debt investment in the amount of $110 million to the Holding Company.  In prior periods, in determining the fair value of this investment, we performed a yield analysis of comparable loans to which we applied a risk premium. As a result of the underlying company’s performance and bankruptcy filing in the third quarter of 2014, however, we determined that it was more appropriate to measure the fair value of our debt investment through an enterprise value analysis. In addition, as of March 31, 2015, the Holding Company held a certain security which lacked observable market data due to limited market activity for that security, and accordingly, was valued based on the terms of a certain tender offer. See Note 18, "Subsequent Events - Metals," for further discussion.

6.	Financial Instruments.
Certain derivative contracts with a single counterparty executed by the Investment Funds, by our Automotive segment with a single counterparty or by our Energy segment with a single counterparty, or by our Holding Company with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. Values for the derivative financial instruments, principally swaps, forwards, over-the-counter options and other conditional and exchange contracts, are reported on a net-by-counterparty basis. As a result, the net exposure to counterparties is reported in either other assets or accrued expenses and other liabilities in our condensed consolidated balance sheets.
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
Securities sold, not yet purchased, at fair value represent obligations to deliver the specified security, thereby creating a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk, as the satisfaction of the obligations may exceed the amount recognized in our condensed consolidated balance sheets. Our

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

investments in securities and amounts due from brokers are partially restricted until we satisfy the obligation to deliver the securities sold, not yet purchased.
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
The Investment Funds and the Holding Company may utilize forward contracts to seek to protect their assets denominated in foreign currencies and precious metals holdings from losses due to fluctuations in foreign exchange rates and spot rates. The Investment Funds' and the Holding Company's exposure to credit risk associated with non-performance of such forward contracts is limited to the unrealized gains or losses inherent in such contracts, which are recognized in other assets and accrued expenses and other liabilities in our condensed consolidated balance sheets.
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
The Investment Funds may also purchase and write option contracts. As a writer of option contracts, the Investment Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Investment Funds are obligated to purchase or sell, at the holder's option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds' satisfaction of the obligations may exceed the amount recognized in our condensed consolidated balance sheets. At March 31, 2015, the maximum payout amounts relating to certain put options written by the Investment Funds were approximately $6.5 billion, of which approximately $6.5 billion related to covered put options on existing short positions on certain stock and credit indices. At December 31, 2014, the maximum payout amounts relating to certain put options written by the Investment Funds were approximately $2.5 billion, of which approximately $2.4 billion related to covered put options on existing short positions on certain stock and credit indices. As of March 31, 2015 and December 31, 2014, there were unrealized gains (losses) of $41 million and less than $(1) million, respectively, with respect to these put options.
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds' derivative instruments with credit-risk-related contingent features that are in a liability position at March 31, 2015 and December 31, 2014 was $840 million and $614 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

At March 31, 2015 and December 31, 2014, the Investment Funds had approximately $1.8 billion and $1.2 billion, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash in our condensed consolidated balance sheets.
U.S. GAAP requires the disclosure of information about obligations under certain guarantee arrangements. Such guarantee arrangements requiring disclosure include contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.
Each Investment Fund's assets may be held in one or more accounts maintained for the Investment Fund by its prime brokers or at other brokers or custodian banks, which may be located in various jurisdictions. The prime brokers, brokers and custodian banks are subject to various laws and regulations in the relevant jurisdictions in the event of their insolvency. Accordingly, the practical effect of these laws and their application to the Investment Funds' assets may be subject to substantial variations, limitations and uncertainties. The insolvency of any of the prime brokers, brokers, custodian banks or clearing corporations may result in the loss of all or a substantial portion of the Investment Funds' assets or in a significant delay in the Investment Funds' having access to those assets.
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
Federal-Mogul had commodity price hedge contracts outstanding with combined notional values of $34 million and $36 million at March 31, 2015 and December 31, 2014, respectively, substantially all of which mature within one year in each of the respective periods and all of which were designated as hedging instruments for accounting purposes. Unrealized net losses of zero and $1 million were recorded in accumulated other comprehensive loss as of March 31, 2015 and December 31, 2014, respectively.
Foreign Currency Risk
Federal-Mogul manufactures and sells its products in North America, South America, Asia, Europe and Africa. As a result, Federal-Mogul's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which it manufactures and sells its products. Federal-Mogul's operating results are primarily exposed to changes in exchange rates between the U.S. dollar and various global currencies.
Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Foreign currency forwards are also used in conjunction with Federal-Mogul's commodity hedging program. As part of its hedging program, Federal-Mogul attempts to limit hedge ineffectiveness by matching terms of the commodity purchases with the hedging instrument. Federal-Mogul does not hold any foreign currency price hedge contracts as of March 31, 2015 or December 31, 2014.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

Concentrations of Credit Risk
Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. Federal-Mogul's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of Federal-Mogul's direct sales during the three months ended March 31, 2015. Federal-Mogul had one Motorparts customers that accounted for 11% of its net accounts receivable balance as of March 31, 2015. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.
Energy
CVR is subject to price fluctuations caused by supply conditions, weather, economic conditions, interest rate fluctuations and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, CVR from time to time enters into various commodity derivative transactions.
CVR has adopted accounting standards that impose extensive record-keeping requirements in order to designate a derivative financial instrument as a hedge. CVR holds derivative instruments, such as exchange-traded crude oil futures and certain over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges for GAAP purposes. Gains or losses related to the change in fair value and periodic settlements of these derivative instruments are included in other (loss) income, net in the condensed consolidated statements of operations.
Commodity Swaps
CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the condensed consolidated balance sheets with changes in fair value currently recognized in the condensed consolidated statement of operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. As of March 31, 2015 and December 31, 2014, CVR had open commodity hedging instruments consisting of 15.0 million and 9.1 million barrels of crack spreads, respectively, primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at March 31, 2015 and December 31, 2014 was a net asset of $2 million and $47 million, respectively. For the three months ended March 31, 2015 and 2014, CVR recognized a net loss of $50 million and a net gain of $110 million, respectively, which is included in other (loss) income, net in the condensed consolidated statements of operations.
Interest Rate Swaps
Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF") has two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt, which matures in April 2016. The aggregate notional amount covered under these agreements totals $63 million (split evenly between the two agreements) and commenced on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three-month LIBOR and pays a fixed rate of 1.940%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three-month LIBOR and pays a fixed rate of 1.975%. Both swap agreements are settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.960% plus the applicable margin paid to lenders over three-month LIBOR as governed by the CRNF credit facility. As of both March 31, 2015 and December 31, 2014, the effective rate was approximately 4.6%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in interest expense in the condensed consolidated statements of operations. The realized losses on the interest rate swaps reclassified from accumulated other comprehensive loss into interest expense was less than $1 million for each of the three months ended March 31, 2015 and 2014.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

Consolidated Derivative Information
At March 31, 2015 and December 31, 2014, the volume of our derivative activities based on their notional exposure, categorized by primary underlying risk, is as follows:

	March 31, 2015		December 31, 2014
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Credit swaps(1)	$311	$1,738	$389	$1,493
Equity swaps	1	13,113	1	11,312
Foreign currency forwards	—	1,088	—	1,578
Interest rate swap contracts(2)	—	137	—	137
Commodity contracts	42	749	36	234

(1)
The short notional amount on our credit default swap positions is approximately $10.9 billion and $9.3 billion as of March 31, 2015 and December 31, 2014, respectively. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $1.7 billion and $1.5 billion as of March 31, 2015 and December 31, 2014, respectively.

(2)
The short notional amount on certain of our interest rate contracts with a three month duration is approximately $16.0 billion as of both March 31, 2015 and December 31, 2014. We assume that interest rates will not fall below zero and therefore our downside short notional exposure to loss on these contracts is $74 million (of the total $137 million disclosed in the above table) as of both March 31, 2015 and December 31, 2014.

The following table presents the consolidated fair values of our derivatives that are not designated as hedging instruments:

Derivatives Not Designated as Hedging Instruments	Asset Derivatives(1)		Liability Derivatives(2)
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(in millions)
Equity contracts	$27	$—	$706	$539
Foreign exchange contracts	12	11	—	—
Credit contracts	2	1	166	85
Interest rate swap contracts	—	1	—	—
Commodity contracts	70	47	34	—
Sub-total	111	60	906	624
Netting across contract types(3)	(46)	(10)	(46)	(10)
Total(3)	$65	$50	$860	$614

(1)	Net asset derivatives are located within other assets in our condensed consolidated balance sheets.

(2)	Net liability derivatives are located within accrued expenses and other liabilities in our condensed consolidated balance sheets.

(3)
Excludes netting of cash collateral received and posted.  The total collateral posted at March 31, 2015 and December 31, 2014 was approximately $1.8 billion and $1.2 billion, respectively, across all counterparties.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

The following table presents the effects of our derivative instruments not designated as hedging instruments on the statements of operations for the three months ended March 31, 2015 and 2014:

	Gain (Loss) Recognized in Income(1)
Derivatives Not Designated as Hedging Instruments	Three Months Ended March 31,
	2015	2014
	(in millions)
Equity contracts	$(165)	$(176)
Foreign exchange contracts	174	—
Credit contracts	(29)	(6)
Commodity contracts	19	131
	$(1)	$(51)

(1)
Gains (losses) recognized on derivatives are classified in net gain (loss) from investment activities in our condensed consolidated statements of operations for our Investment segment and are included in other (loss) income, net for all other segments.

The following table presents the consolidated fair values of our derivative instruments that are designated as cash flow hedging instruments:

Derivatives Designated as Cash Flow Hedging Instruments	Asset Derivatives(1)		Liability Derivatives(2)
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(in millions)
Interest rate swap contracts	$—	$—	$—	$1
Commodity contracts	2	1	2	2
Sub-total	2	1	2	3
Netting across contract types	(2)	(1)	(2)	(1)
Total	$—	$—	$—	$2

(1)	Located within other assets in our condensed consolidated balance sheets.

(2)	Located within accrued expenses and other liabilities in our condensed consolidated balance sheets.

The following tables present the effect of our derivative instruments that are designated as cash flow hedging instruments on our condensed consolidated financial statements for the three months ended March 31, 2015 and 2014:

Three Months Ended March 31, 2015
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Commodity contracts	$1	$—	Cost of goods sold
Foreign currency contracts	—	—	Cost of goods sold
	$1	$—

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

Three Months Ended March 31, 2014
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Commodity contracts	$(2)	$(1)	Cost of goods sold
Foreign currency contracts	—	(1)	Cost of goods sold
	$(2)	$(2)

7.	Inventories, Net.
Inventories, net consists of the following:

	March 31, 2015	December 31, 2014
	(in millions)
Raw materials	$469	$450
Work in process	257	244
Finished goods	1,211	1,185
	$1,937	$1,879

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
	(in millions)
Automotive	$1,437	$(226)	$1,211	$1,389	$(226)	$1,163
Energy	930	(103)	827	930	(103)	827
Railcar	7	—	7	7	—	7
Food Packaging	3	—	3	3	—	3
	$2,377	$(329)	$2,048	$2,329	$(329)	$2,000

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

Intangible assets, net consists of the following:

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$1,006	$(360)	$646	$957	$(345)	$612
Developed technology	138	(81)	57	120	(77)	43
In-place leases	121	(65)	56	121	(63)	58
Gasification technology license	60	(7)	53	60	(7)	53
Other	47	(21)	26	47	(20)	27
	$1,372	$(534)	$838	$1,305	$(512)	$793
Indefinite-lived intangible assets:
Trademarks and brand names			$257			$257
Gaming licenses			38			38
			295			295
Intangible assets, net			$1,133			$1,088
Amortization expense associated with definite-lived intangible assets for the three months ended March 31, 2015 and 2014 was $22 million and $20 million, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.
Automotive
As further discussed in Note 2, "Operating Units - Automotive," during the first quarter of 2015, our Automotive segment consummated the acquisition of the TRW engine components business, recording $51 million of goodwill, $52 million of customer relationships and $17 million of developed technology as of the acquisition date. Because our Automotive segment is in the process of finalizing certain customary post-closing adjustments, the provisional measurements of net assets are subject to change. The valuation of net assets was performed utilizing cost, income and market approaches. The TRW engine components business acquisition is not material to our condensed consolidated financial statements.
Energy
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
The fair values of our Energy segment's reporting units are based upon consideration of various valuation methodologies, including a discounted cash flow analysis ("DCF") and pricing multiples of current and future earnings observed for comparable public companies. Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. We believe that our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates used in a DCF, which are intended to reflect the risks inherent in future cash flow projections, are based on estimates of the weighted-average cost of capital (“WACC”) of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective.
During the fourth quarter of 2014, based on certain negative trends occurring in the energy markets, particularly with respect to the significant volatility in the oil markets as a result of a drop in forecasted worldwide demand for crude oil supply and inventories, we determined that goodwill impairment indicators existed in both of our Energy segment's Petroleum and Fertilizer reporting units. Accordingly, we performed a "Step 1" goodwill impairment analysis for our Energy segment's

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

reporting units as of December 1, 2014. Our Energy segment’s petroleum reporting unit passed “Step 1” of the goodwill impairment analysis, and therefore, we did not perform “Step 2” of the goodwill impairment analysis for this reporting unit. Because our Energy segment's Fertilizer reporting unit failed "Step 1" of the goodwill impairment analysis, we therefore, performed "Step 2" of the goodwill impairment analysis. Based on "Step 2" results of the goodwill impairment analysis, we recognized a preliminary impairment charge of $103 million for our Energy segment's Fertilizer reporting unit for the year ended December 31, 2014. Due to the complexity inherent in the "Step 2" goodwill impairment test, we finalized the assessment of our Energy segment's goodwill impairment during the first quarter of 2015 and noted that no additional adjustments to goodwill were required for the first quarter of 2015.
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

9.	Property, Plant and Equipment, Net.
Property, plant and equipment, net consists of the following:

	Useful Life	March 31, 2015	December 31, 2014
	(in years)	(in millions)
Land		$499	$489
Buildings and improvements	4 - 40	2,358	2,353
Machinery, equipment and furniture	1 - 40	5,688	5,594
Assets leased to others	15 - 39	3,686	3,546
Construction in progress		647	584
		12,878	12,566
Less: Accumulated depreciation and amortization		(3,677)	(3,611)
Property, plant and equipment, net		$9,201	$8,955
Assets leased to others are related to our Railcar and Real Estate segments. Included in assets leased to others in the table above are our Railcar segment's railcars for lease in the amount of approximately $3.3 billion and $3.1 billion as of March 31, 2015 and December 31, 2014, respectively. Additionally, included in assets leased to others in the table above are our Real Estate segment's properties on lease in the amount of $434 million and $450 million as of March 31, 2015 and December 31, 2014, respectively. Aggregate accumulated depreciation pertaining to assets leased to others is $978 million and $957 million as of March 31, 2015 and December 31, 2014, respectively.
Depreciation and amortization expense related to property, plant and equipment for the three months ended March 31, 2015 and 2014 was $182 million and $167 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

10.	Debt.
Debt consists of the following:

	Icahn Enterprises		Icahn Enterprises Holdings
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(in millions)		(in millions)
5.875% senior unsecured notes due 2022 - Icahn Enterprises/Icahn Enterprises Holdings	$1,338	$1,337	$1,338	$1,337
6.00% senior unsecured notes due 2020 - Icahn Enterprises/Icahn Enterprises Holdings	1,708	1,708	1,708	1,708
4.875% senior unsecured notes due 2019 - Icahn Enterprises/Icahn Enterprises Holdings	1,270	1,270	1,270	1,270
3.50% senior unsecured notes due 2017 - Icahn Enterprises/Icahn Enterprises Holdings	1,172	1,171	1,172	1,171
Debt facilities - Automotive	2,792	2,584	2,792	2,584
Debt facilities - Energy	625	625	625	625
Debt and credit facilities - Railcar	2,420	2,133	2,420	2,133
Credit facilities - Gaming	294	295	294	295
Senior secured notes and revolving credit facility - Food Packaging	271	272	271	272
Mortgages payable - Real Estate	30	31	30	31
Other	168	162	168	162
	$12,088	$11,588	$12,088	$11,588
Senior Unsecured Notes - Icahn Enterprises and Icahn Enterprises Holdings
5.875% Senior Unsecured Notes Due 2022
On January 29, 2014, we and Icahn Enterprises Finance Corp. (“Icahn Enterprises Finance”) (collectively, the “Issuers”) issued $1.350 billion in aggregate principal amount of 5.875% Senior Notes due 2022 (the “2022 Notes”) pursuant to the purchase agreement, dated January 22, 2014 (the “2022 Notes Purchase Agreement”), by and among the Issuers, Icahn Enterprises Holdings, as guarantor, and Jefferies LLC, as initial purchaser (the “2022 Notes Purchaser”). The net proceeds from the sale of the 2022 Notes were approximately $1.340 billion after deducting the initial purchaser’s discount and commission and estimated fees and expenses related to the offering.  Interest on the 2022 Notes are payable on February 1 and August 1 of each year, commencing August 1, 2014. The 2022 Notes Purchase Agreement contains customary representations, warranties and covenants of the parties and indemnification and contribution provisions whereby the Issuers and the Guarantor, on the one hand, and the 2022 Notes Purchaser, on the other, have agreed to indemnify each other against certain liabilities.
The Issuers issued the 2022 Notes under the indenture dated as of January 29, 2014 (the “2022 Indenture”), among the Issuers, Icahn Enterprises Holdings, as guarantor (the “Guarantor”), and Wilmington Trust Company, as trustee. The 2022 Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments.  Prior to the maturity of the 2022 Notes, the Issuers may redeem some or all of the 2022 Notes at certain times by paying a premium as specified in the 2022 Indenture, plus accrued and unpaid interest.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

6.00% Senior Unsecured Notes Due 2020
On August 1, 2013, the Issuers issued $500 million aggregate principal amount of 6% Senior Notes due 2020 (the “Initial 2020 Notes”) pursuant to the purchase agreement, dated July 29, 2013, by and among the Issuers, the Guarantor, and Jefferies & Company, Inc., as initial purchaser. In addition, as described below, on January 21, 2014, the Issuers issued $1.200 billion in aggregate principal amount of 6% Senior Notes due 2020 (the "Additional 2020 Notes" and together with the Initial 2020 Notes, the "2020 Notes") pursuant to the purchase agreement, dated January 8, 2014, by and among the Issuers, the Guarantor, and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, Jefferies LLC and UBS Securities LLC, as initial purchasers. The net proceeds from the sale of the Initial 2020 Notes and the Additional 2020 Notes were $493 million and approximately $1.217 billion, respectively, after deducting the initial purchasers' discount and commission and estimated fees and expenses related to the offerings. The Additional 2020 Notes constitute the same series of securities of the 2020 Notes for purposes of the indenture governing the notes and vote together on all matters with such series. The Additional 2020 Notes have substantially identical terms as the Initial 2020 Notes. Interest on the 2020 Notes is payable on February 1 and August 1 of each year, commencing February 1, 2014.
The 2020 Notes were issued under and are governed by an indenture, dated August 1, 2013 (the “2020 Indenture”), among the Issuers, the Guarantor and Wilmington Trust Company, as trustee. The 2020 Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments.  Prior to the maturity of the 2020 Notes, the Issuers may redeem some or all of the 2020 Notes at certain times by paying certain premiums as specified in the 2020 Indenture, plus accrued and unpaid interest.
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
In connection with the issuance of the Initial 2020 Notes on August 1, 2013, the Issuers and the Guarantor entered into a registration rights agreement dated August 1, 2013. On September 26, 2013, we filed an initial registration statement on Form S-4 with respect to the Initial 2020 Notes for the sole purpose of exchanging the unregistered Initial 2020 Notes for notes that are registered with the SEC ("Exchange Notes"). The exchange offer registration statement on Form S-4 with respect to the Initial 2020 Notes was declared effective on December 9, 2013. Pursuant to the registration rights agreement dated August 1, 2013, we subsequently commenced the exchange offer to exchange the Initial 2020 Notes for Exchange Notes, which exchange offer expired on January 15, 2014. All of the Initial 2020 Notes were properly tendered in the exchange offer and accepted by us in exchange for the Exchange Notes.
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
We used the proceeds from the issuance of the Additional 2020 Notes, the 2019 Notes, and the 2017 Notes to refinance our prior notes ("2010-2012 Notes"). As a result of this refinancing, we purchased $3,500 million aggregate principal of the 2010-2012 Notes and recognized a loss of $108 million on extinguishment of debt during the first quarter of 2014. The 2010-2012 Notes were discharged in full on February 6, 2014.
The Issuers issued the 2019 Notes and the 2017 Notes under an indenture dated as of January 21, 2014 (the “2017 and 2019 Indenture”), among the Issuers, Icahn Enterprises Holdings, as guarantor, and Wilmington Trust Company, as trustee. The

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

2017 and 2019 Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments.  Prior to the maturity of the 2017 or 2019 Notes, the Issuers may redeem either the 2017 or 2019 Notes by paying certain premiums as specified in the applicable 2017 or 2022 Indenture, plus accrued and unpaid interest as applicable.
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
As of March 31, 2015 and December 31, 2014, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of March 31, 2015, based on covenants in the indentures governing our senior unsecured notes, we are permitted to incur approximately $792 million in additional indebtedness.
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
Amendment to Credit Agreement
On April 15, 2014, Federal-Mogul Holdings Corporation entered into a new tranche B term loan facility (the “New Tranche B Facility”) and a new tranche C term loan facility (the “New Tranche C Facility,” and together with the New Tranche B Facility, the “New Federal-Mogul Term Facilities”), which were arranged by Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC (the "Term Arrangers"), and assumed all of the obligations of Federal-Mogul Corporation with respect to the Federal-Mogul Replacement Revolving Facility. The New Federal-Mogul Term Facilities were entered into, and

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

the Federal-Mogul Replacement Revolving Facility was assumed, by Federal-Mogul Holdings Corporation, pursuant to an amendment dated as of April 15, 2014 to the previously existing Term Loan and Federal-Mogul Credit Agreement dated December 27, 2007 among Federal-Mogul Corporation, the lenders party thereto (listed below), Citibank, N.A., as Revolving Administrative Agent, Citibank, N.A., as Tranche B Term Administrative Agent, Credit Suisse AG, as Tranche C Term Administrative Agent, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners with respect to the Federal-Mogul Credit Agreement and Wells Fargo Bank, N.A., as sole Documentation Agent with respect to the Federal-Mogul Credit Agreement. Immediately following the closing of the New Federal-Mogul Term Facilities, Federal-Mogul Holdings Corporation contributed all of the net proceeds from the New Facilities to Federal-Mogul Corporation, and Federal-Mogul Corporation repaid its existing outstanding indebtedness as a borrower under the tranche B and tranche C term loan facilities. In connection with this debt refinancing, our Automotive segment recognized a non-cash loss on debt extinguishment of $36 million during the second quarter of 2014, which was primarily attributable to the write-off of debt discounts, and is reflected in other (loss) income, net in the condensed consolidated statements of operations.
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
Advances under the New Tranche B Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate plus a margin of 2.00% or (ii) the Adjusted LIBOR Rate plus a margin of 3.00%, subject, in each case, to a minimum rate of 1.00%. Advances under the New Tranche C Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate plus a margin of 2.75% or (ii) the Adjusted LIBOR Rate plus a margin of 3.75%, subject, in each case, to a minimum rate of 1.00% plus the applicable margin.
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
The Federal-Mogul Credit Agreement contains certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. At March 31, 2015 and December 31, 2014, Federal-Mogul was in compliance with all debt covenants.
As of March 31, 2015 and December 31, 2014, the borrowing availability under the Federal-Mogul Replacement Revolving Facility was $301 million and $516 million, respectively. As of March 31, 2015, the outstanding balance on the Federal-Mogul Replacement Revolving Facility was $215 million. As of December 31, 2014, there were no borrowings outstanding under the Federal-Mogul Replacement Revolving Facility. Federal-Mogul had $34 million and $34 million of letters of credit outstanding as March 31, 2015 and December 31, 2014, respectively, pertaining to Federal-Mogul's term loan credit facility. To the extent letters of credit associated with the Federal-Mogul Replacement Revolving Facility are issued, there is a corresponding decrease in borrowings available under this facility.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

Debt and Credit Facilities - Energy
Senior Secured Notes
On October 23, 2012, CVR Refining LLC and its wholly owned subsidiary, Coffeyville Finance Inc., completed a private offering of $500 million in aggregate principal amount of 6.50% Senior Notes due 2022 (the "CVR 2022 Notes"). The CVR 2022 Notes were issued at par. The CVR 2022 Notes are fully and unconditionally guaranteed by CVR Refining and each of CVR Refining's existing domestic subsidiaries on a joint and several basis. The CVR 2022 Notes mature on November 1, 2022, unless earlier redeemed or repurchased by the issuers. Interest is payable on the CVR 2022 Notes semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013.
The CVR 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The CVR 2022 Notes provide that CVR Refining can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the CVR 2022 Notes. As of March 31, 2015, CVR Refining was in compliance with the covenants contained in the CVR 2022 Notes.
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
The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of CVR Refining and its subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The Amended and Restated ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. CVR Refining was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of March 31, 2015.
As of March 31, 2015, CVR Refining and its subsidiaries had availability under the Amended and Restated ABL Credit Facility of $339 million and had letters of credit outstanding of $28 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of March 31, 2015. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions as of March 31, 2015.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

CVR Partners Credit Facility
CVR Partners' credit facility includes a term loan facility of $125 million and a revolving credit facility of $25 million, which was undrawn as of March 31, 2015, with an uncommitted incremental facility of up to $50 million. No amounts were outstanding under the revolving credit facility at March 31, 2015. There is no scheduled amortization of the credit facility, which matures in April 2016.
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
The credit facility requires CVR Partners to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the incurrence of liens, disposal of assets, making restricted payments, making investments or acquisitions and entry into sale-leaseback transactions or affiliate transactions. The credit facility provides that CVR Partners can make distributions to holders of its common units provided, among other things, it is in compliance with the leverage ratio and interest coverage ratio on a pro forma basis after giving effect to any distribution and there is no default or event of default under the credit facility. As of March 31, 2015, CRNF was in compliance with the covenants contained in the credit facility.
Debt and Credit Facilities - Railcar
ARI
2014 Lease Fleet Financing
In January 2014, ARI, through its wholly owned subsidiary, Longtrain Leasing I, LLC ("Longtrain Leasing I") refinanced a certain term loan (the "Original ARI Term Loan") under an amended and restated credit agreement to, among other provisions, increase the aggregate borrowings available thereunder. In connection with the refinancing, Longtrain Leasing I received borrowings of $316 million, net of fees and expenses (the "ARI Refinanced Term Loan"). Of this amount, $194 million was used to refinance the Original ARI Term Loan, resulting in net proceeds of $122 million. In conjunction with the refinancing, ARI incurred a $2 million loss on extinguishment of debt, which is reflected in other (loss) income, net in our condensed consolidated statements of operations during the first quarter of 2014. As of December 31, 2014, the outstanding principal balance on the ARI Refinanced Term Loan was $309 million. In connection with the lease fleet financing as discussed below, the ARI Refinanced Term Loan was repaid in full during the first quarter of 2015.
In October 2014, ARI, through Longtrain Leasing II LLC ("Longtrain Leasing II"), a wholly owned subsidiary of ARI, entered into a lease fleet financing facility for $100 million under a term loan agreement ("Longtrain Leasing II Term Loan") in order to support the growth of its leasing business. The Longtrain Leasing II Term Loan was scheduled to mature in April 2015. As of December 31, 2014, the outstanding principal balance on the Longtrain Leasing II Term Loan was $100 million. In connection with the lease fleet financing transaction as discussed below, the Longtrain Leasing II Term Loan was repaid in full during the first quarter of 2015.
2015 Lease Fleet Financing
On January 29, 2015, ARI refinanced its lease fleet financing facilities to, among other things, increase the aggregate borrowings thereunder. In connection with the refinancing, Longtrain Leasing III LLC ("Longtrain Leasing III") completed a private placement of $626 million in aggregate principal amount of notes consisting of $250 million in aggregate principal amount of its 2.98% Fixed Rate Secured Railcar Equipment Notes, Class A-1 ("ARI Class A-1 Notes") and $376 million in aggregate principal amount of its 4.06% Fixed Rate Secured Railcar Equipment Notes, Class A-2 ("ARI Class A-2 Notes", and collectively with the ARI Class A-1 Notes, the "ARI 2015 Notes"). Of the aggregate principal amount, $409 million was used to refinance ARI's lease fleet financing facilities, resulting in net proceeds of $212 million. In conjunction with the refinancing, our Railcar segment incurred a $2 million loss on debt extinguishment, which is reflected in other (loss) income, net in the condensed consolidated statements of operations. This non-cash charge is related to the accelerated write-off of deferred debt issuance costs incurred in connection with the Longtrain Leasing I and Longtrain Leasing II lease fleet financings. As of March 31, 2015, the outstanding principal balance on the ARI 2015 Notes was $621 million. The ARI 2015 Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

The ARI 2015 Notes were issued pursuant to a certain indenture (the "ARI Indenture), dated January 29, 2015 between Longtrain Leasing III and U.S. Bank National Association, as indenture trustee ("ARI Indenture Trustee"). The ARI Class A-1 Notes bear interest at a fixed rate of 2.98% per annum, and the ARI Class A-2 Notes bear interest at a fixed rate of 4.06% per annum. Interest on the ARI 2015 Notes is payable monthly on the 15th calendar day of each month in accordance with the flow of funds provisions described in the ARI Indenture. While the legal final maturity date of the ARI 2015 Notes is January 17, 2045, cash flows from Longtrain Leasing III's assets will be applied, pursuant to the flow of funds provisions of the ARI Indenture, so as to achieve monthly targeted principal balances. Also, under the flow of funds provisions of the ARI Indenture, early amortization of the ARI 2015 Notes may be required in certain circumstances. If the ARI 2015 Notes are not repaid by the expected principal repayment date on January 15, 2025, additional interest shall accrue at a rate of 5.0% per annum and be payable monthly according to the flow of funds. Pursuant to the terms of the ARI Indenture, ARI is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. As of March 31, 2015, the liquidity reserve amount was $17 million, and included within restricted cash on the condensed consolidated balance sheets.
Longtrain Leasing III can prepay or redeem the ARI Class A-1 Notes, in whole or in part, on any payment date and the ARI Class A-2 Notes, in whole or in part, on any payment date occurring on or after January 16, 2018.
The Indenture contains covenants which limit, among other things, Longtrain Leasing III's ability to incur additional indebtedness or encumbrances on its assets, pay dividends or make distributions, make certain investments, perform its business other than specified activities, enter into certain types of transactions with its affiliates, and sell assets or consolidate or merge with or into other companies. These covenants are subject to a number of exceptions and qualifications. ARI was in compliance with all of these covenants as of March 31, 2015.
The ARI Indenture also contains certain customary events of default, including among others, failure to pay amounts when due after applicable grace periods, failure to comply with certain covenants and agreements, and certain events of bankruptcy or insolvency. Certain events of default under the ARI Indenture will make the outstanding principal balance and accrued interest on the ARI 2015 Notes, together with all amounts then due and owing to the noteholders, immediately due and payable without further action. For other events of default, the ARI Indenture Trustee, acting at the direction of a majority of the noteholders, may declare the principal of and accrued interest on all ARI 2015 Notes then outstanding to be due and payable immediately.
As of March 31, 2015 and December 31, 2014, the net book value of the railcars that were pledged as part of the lease fleet financings was $495 million and $277 million, respectively.
ARL
Revolving Credit Facilities
On December 19, 2014, ARL closed on the Citizen's Bank revolving credit facility (the "Citizen Bank Revolver"), with Citizen Bank's as the administrative agent, along with several other participating banks, replacing the ARL Sovereign Revolver.  The available capacity of the Citizen Bank Revolver is $250 million as of December 31, 2014.  In addition, under certain circumstances, ARL has the ability to increase the Citizen Bank Revolver credit availability by $100 million to a total availability of $350 million.  The Citizen Bank Revolver bears interest of LIBOR plus 1.45% with a maturity date of December 19, 2017.  The Citizen Bank Revolver is secured by railcars and related leases and lease receivables and is subject to certain covenants, including maintenance of certain financial ratios related to net worth, utilization and loan to value.  As of March 31, 2015 there were $100 million borrowings under the Citizen Bank Revolver. As of December 31, 2014, there were no borrowings under the Citizen Bank Revolver. In addition, as of both March 31, 2015 and December 31, 2014, ARL was in compliance with all covenants of the Citizen Bank Revolver.
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
On February 21, 2014, NCF I, LLC, a subsidiary of ARL, entered into a $250 million term loan (the “NCF I Term Loan”) with Key Equipment Finance, a division of KeyBank National Association. The NCF I Term Loan matures on February 21,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

2019. Interest shall accrue on the principal balance at the rate of 30-day LIBOR plus 2.0%, with the rate to reset monthly that is payable monthly, commencing on March 20, 2014.
On February 25, 2014, NCF II, LLC, a subsidiary of ARL, entered into a $135 million term loan (the “NCF II Term Loan”) with AIG Commercial Asset Finance. The NCF II Term Loan matures on February 25, 2020. Interest shall accrue on the principal balance at the rate of 3.7% that is payable monthly, commencing on March 25, 2014.
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
On March 27, 2014, RCF 2014, LLC, a subsidiary of ARL, entered into a $300 million term loan (the “RCF Term Loan”) with the Royal Bank of Scotland PLC. Proceeds of the RCF Term Loan, along with $256 million in cash, were used to pay off a certain term note that matured in March 2014 with a certain subsidiary of ARL. The RCF Term Loan matures on September 27, 2014. Interest shall accrue on the principal balance at the rate of 30-day LIBOR plus 1.45%, with the rate to reset monthly and is payable monthly, commencing on April 15, 2014. The RCF Term Loan is secured by railcars and related leases and lease receivables and is subject to certain covenants, including maintenance of certain financial ratios related to net worth, utilization and loan to value. During September 2014, as discussed below, a portion of the proceeds from the Credit Agricole Term Loan (as defined below) were used to pay off in full the RCF Term Loan.
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
On September 3, 2014, RCF 2014, LLC, a subsidiary of ARL, entered into a $375 million term loan with Credit Agricole Corporate and Investment Bank ("Credit Agricole Term Loan") with a maturity date of September 3, 2021. Interest shall accrue on the principal balance of the loan at the rate of 30-day LIBOR plus 1.75%, with the rate to reset monthly. The loan is payable monthly, commencing on October 3, 2014.  Proceeds from the Credit Agricole Term Loan were used to pay off the RCF Term Loan and a certain revolving credit facility with Sovereign Bank.
On September 26, 2014, a subsidiary of ARL, entered into a $47 million term loan with Banc of America Leasing & Capital, LLC with a maturity date of September 26, 2021. Interest shall accrue on the principal balance of the loan at the rate of 30-day LIBOR plus 1.75%, with the rate to reset monthly. The loan is payable monthly, commencing on October 26, 2014.
On September 26, 2014, a subsidiary of ARL, entered into a $15 million term loan with Talmer Bank with a maturity date of October 1, 2019. Interest shall accrue on the principal balance at the rate of 30-day LIBOR plus 1.50%, with the rate to reset monthly that is payable monthly, commencing on October 26, 2014.
The 30-day LIBOR rate was 0.18% and 0.17% at March 31, 2015 and December 31, 2014, respectively.
As of both March 31, 2015 and December 31, 2014, ARL and its wholly owned subsidiaries were in compliance with all debt covenants with respect to all of their term loans.
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
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

ARL 2012 Bond Securitization Notes is December 15, 2022 and the legal final maturity date for the ARL 2012 Bond Securitization Notes is December 15, 2042.
On June 25, 2014, a certain subsidiary of ARL entered into a bond securitization transaction with RBS as the initial purchaser of the $175 million principal amount of the Fixed Secured Railcar Equipment Notes, Class A-1 ("ARL 2014 Class A-1 Notes"), and the $150 million principal amount of the Fixed Rate Secured Railcar Equipment Notes, Class A-2 ("ARL 2014 Class A-2 Notes" and, together with the ARL 2014 Class A-1 Notes, collectively referred to herein as the "ARL 2014 Bond Securitization Notes"). Of the proceeds from the ARL 2014 Bond Securitization Notes, $156 million were used to pay down the RCF Term Loan. The ARL 2014 Class A-1 Notes bear a fixed interest rate of 2.92%; the ARL 2014 Class A-2 Notes bear a fixed interest rate of 3.97%. Interest on each of the ARL 2014 Bond Securitization Notes is payable on the 15th calendar day of each month starting on July 15, 2014. The expected principal repayment date for the ARL 2014 Bond Securitization Notes is June 15, 2024 and the legal final maturity date for the ARL 2014 Bond Securitization Notes is June 15, 2044.
Each of the ARL 2012 Bond Securitization Notes and ARL 2014 Bond Securitization Notes is subject to certain covenants, including the maintenance of certain financial ratios related to net worth, utilization and debt service coverage. As of both March 31, 2015 and December 31, 2014, ARL was in compliance with all debt covenants with respect to the ARL 2012 Bond Securitization Notes and ARL 2014 Bond Securitization Notes.
Credit Facilities - Gaming
Credit Facilities
On November 27, 2013, Tropicana entered into (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million, issued at a discount of 0.5% (the “Tropicana Term Loan Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the “Tropicana Revolving Facility” and, together with the Tropicana Term Loan Facility, the “Tropicana Credit Facilities”). Commencing on December 31, 2013, the Tropicana Term Loan Facility amortizes in equal quarterly installments in an amount of $750,000, with any remaining balance payable on the final maturity date of the Tropicana Term Loan Facility, which is November 27, 2020. Amounts under the Tropicana Revolving Facility are available to be borrowed and re-borrowed until its termination on November 27, 2018.
The Tropicana Term Loan Facility accrues interest, at Tropicana's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Tropicana Revolving Facility accrues interest, at Tropicana's option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of March 31, 2015, the interest rate on the Tropicana Term Loan Facility was 4.0% and the Tropicana Revolving Facility was undrawn and had $15 million of availability.
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
The Tropicana Term Loan Facility may be prepaid at the option of Tropicana at any time without penalty (other than customary LIBO Rate breakage fees), except that a 1% re-pricing premium will apply in certain circumstances if any term loans under the Tropicana Term Loan Facility are prepaid prior to May 27, 2014. Tropicana is required to make mandatory payments of the Tropicana Credit Facilities with (i) net cash proceeds of certain asset sales (subject to reinvestment rights), (ii) net cash proceeds from certain issuances of debt and equity (with certain exceptions), (iii) up to 50% of annual excess cash

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

flow (as low as 0% if Tropicana's total leverage ratio is below 2.75:1.00), and (iv) certain casualty proceeds and condemnation awards (subject to reinvestment rights).
Key covenants binding Tropicana and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, and (ii) if, as of the last day of any fiscal quarter, the amount of outstanding revolving loans exceed 35% of the permitted borrowing under the Tropicana Revolving Facility, compliance with a maximum senior secured net leverage ratio test of 3.25:1.00. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against Tropicana or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the Tropicana Credit Facilities and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) Tropicana's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. Tropicana was in compliance with the covenants of the Tropicana Term Loan Facility at March 31, 2015.
Senior secured Notes and Revolving Credit Facility - Food Packaging
Credit Facility
In connection with certain financing transactions, on January 30, 2014, Viskase entered into a credit agreement with UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent, and the Lenders parties thereto, providing for a $275 million senior secured covenant lite term loan facility (“Viskase Term Loan”). A portion of the proceeds from the Viskase Term Loan was used to satisfy and discharge all of the existing Viskase 9.875% Notes and Viskase recorded a loss of $16 million in connection with this debt extinguishment in the first quarter of 2014, which is reflected in other (loss) income, net in the condensed consolidated statements of operations.
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
Other
In its foreign operations, Viskase has unsecured lines of credit with various banks providing $8 million of availability as of March 31, 2015. There was $1 million outstanding under the lines of credit as of both March 31, 2015 and December 31, 2014.
Letters of credit in the amount of $1 million were outstanding under facilities with a commercial bank, and were cash collateralized at each of March 31, 2015 and December 31, 2014.
Mortgages Payable - Real Estate
Mortgages payable, all of which are non-recourse to us, bear interest at rates between 4.97% and 7.00% and have maturities between June 30, 2016 and October 31, 2028.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

Other
Secured Revolving Credit Agreement - Home Fashion
On October 15, 2012, upon the expiration of a certain senior secured revolving credit facility of WPH, WPH entered into a letter of credit facility (the "WPH LC Facility"), with a nationally recognized bank (the "WPH LC Issuer").  This one-year WPH LC Facility, which was renewed on October 15, 2013 and October 15, 2014, has a $10 million credit line. The letters of credit under the WPH LC Facility are subject to 0.50% annual fee on the outstanding face amount of the letters of credit issued under the WPH LC Facility, which face amount as of March 31, 2015 and December 31, 2014 was $5 million and $6 million, respectively. Obligations under the LC Facility are secured by a cash collateral account pledged by WPH to the WPH LC Issuer.  The WPH LC Facility does not contain any financial covenants.

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
Components of net periodic benefit cost for the three months ended March 31, 2015 and 2014 are as follows:

	Pension Benefits		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
	(in millions)
Service cost	$5	$4	$—	$—
Interest cost	16	19	3	3
Expected return on plan assets	(17)	(18)	—	—
Amortization of actuarial losses	7	2	2	1
Amortization of prior service credit	—	—	(1)	(1)
	$11	$7	$4	$3

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

12.	Net Income Per LP Unit.
The following table sets forth the allocation of net income attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted income per LP unit of Icahn Enterprises for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in millions, except per unit data)
Net income (loss) attributable to Icahn Enterprises	$161	$(29)
Net income (loss) attributable to Icahn Enterprises allocable to limited partners (98.01% allocation)	$158	$(28)

Basic income (loss) per LP unit	$1.28	$(0.24)
Basic weighted average LP units outstanding	123	117

Dilutive effect of unit distribution declared:
Income	$—
Units	1

Diluted income (loss) per LP unit	$1.27	$(0.24)
Diluted weighted average LP units outstanding	124	117
Unit Distribution
On February 20, 2015, Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. As a result, on April 22, 2015, Icahn Enterprises distributed an aggregate 1,713,935 depositary units to unit holders electing to receive depositary units in connection with this distribution.
Mr. Icahn and his affiliates elected to receive a majority of their proportionate share of these distributions in depositary units. As of May 6, 2015, Mr. Icahn and his affiliates owned 88.5% of Icahn Enterprises outstanding depositary units.
Because the depositary unit holder has the election to receive the distribution either in cash or additional depositary units, we recorded a unit distribution liability of $188 million on our condensed consolidated balance sheets as the unit distribution had not been made as of March 31, 2015. In addition, the unit distribution liability, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets, is considered a potentially dilutive security and is considered in the calculation of diluted income per LP unit as disclosed above. Any difference between the liability recorded and the amount representing the aggregate value of the number of depositary units distributed and cash paid would be charged to equity.

13.	Segment Reporting.
As of March 31, 2015, our nine operating segments, which also constitute our reporting segments, are: (1) Investment; (2) Automotive; (3) Energy; (4) Metals; (5) Railcar; (6) Gaming; (7) Food Packaging; (8) Real Estate; and (9) Home Fashion. Our determination of what constitutes an operating segment is based on the various industries in which our businesses operate and how we manage those businesses in accordance with our investment strategy. We assess and measure segment operating results based on net income from continuing operations attributable to Icahn Enterprises and Icahn Enterprises Holdings, as disclosed below. In addition to our nine reporting segments, we present the results of the Holding Company, which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company. See Note 2, “Operating Units,” for a detailed description of each of our reporting segments.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

Icahn Enterprises' condensed statements of operations by reporting segment for the three months ended March 31, 2015 and 2014 are presented below:

	Three Months Ended March 31, 2015
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,835	$1,389	$106	$103	$—	$85	$—	$47	$—	$3,565
Other revenues from operations	—	—	—	—	117	193	—	19	—	—	329
Net income from investment activities	570	—	35	—	—	—	—	—	—	(14)	591
Interest and dividend income	49	1	1	—	1	—	—	—	—	1	53
Other income (loss), net	—	9	(51)	—	—	(1)	(3)	19	—	—	(27)
	619	1,845	1,374	106	221	192	82	38	47	(13)	4,511
Expenses:
Cost of goods sold	—	1,584	1,237	116	82	—	66	—	40	—	3,125
Other expenses from operations	—	—	—	—	48	96	—	11	—	—	155
Selling, general and administrative	100	217	32	5	11	82	12	3	8	7	477
Restructuring	—	12	—	—	—	—	—	—	—	—	12
Impairment	—	1	—	—	—	—	—	—	—	—	1
Interest expense	123	36	12	—	20	3	3	1	—	72	270
	223	1,850	1,281	121	161	181	81	15	48	79	4,040
Income (loss) before income tax (expense) benefit	396	(5)	93	(15)	60	11	1	23	(1)	(92)	471
Income tax (expense) benefit	—	(15)	(18)	6	(16)	(4)	(1)	—	—	(1)	(49)
Net income (loss)	396	(20)	75	(9)	44	7	—	23	(1)	(93)	422
Less: net (income) loss attributable to non-controlling interests	(212)	2	(32)	—	(17)	(2)	—	—	—	—	(261)
Net income (loss) attributable to Icahn Enterprises	$184	$(18)	$43	$(9)	$27	$5	$—	$23	$(1)	$(93)	$161

Supplemental information:
Capital expenditures	$—	$108	$46	$15	$162	$26	$4	$—	$2	$—	$363
Depreciation and amortization(1)	$—	$83	$58	$7	$29	$15	$5	$5	$2	$—	$204

	Three Months Ended March 31, 2014
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,779	$2,447	$189	$118	$—	$88	$3	$42	$—	$4,666
Other revenues from operations	—	—	—	—	93	149	—	19	—	—	261
Net gain (loss) from investment activities	(10)	—	—	—	—	—	—	—	—	(21)	(31)
Interest and dividend income	55	1	—	—	1	1	—	—	—	1	59
Other income (loss), net	1	9	109	1	(5)	37	(15)	2	1	(105)	35
	46	1,789	2,556	190	207	187	73	24	43	(125)	4,990
Expenses:
Cost of goods sold	—	1,506	2,247	192	93	—	66	1	37	—	4,142
Other expenses from operations	—	—	—	—	43	74	—	12	—	—	129
Selling, general and administrative	22	193	32	6	12	67	11	3	7	7	360
Restructuring	—	8	—	—	—	—	—	—	—	—	8
Impairment	—	1	—	—	—	—	—	—	—	—	1
Interest expense	39	25	10	—	12	3	5	1	—	75	170
	61	1,733	2,289	198	160	144	82	17	44	82	4,810
Income (loss) before income tax (expense) benefit	(15)	56	267	(8)	47	43	(9)	7	(1)	(207)	180
Income tax (expense) benefit	—	(16)	(63)	3	(11)	(10)	3	—	—	(9)	(103)
Net income (loss)	(15)	40	204	(5)	36	33	(6)	7	(1)	(216)	77
Less: net (income) loss attributable to non-controlling interests	20	(9)	(94)	—	(15)	(10)	2	—	—	—	(106)
Net income (loss) attributable to Icahn Enterprises	$5	$31	$110	$(5)	$21	$23	$(4)	$7	$(1)	$(216)	$(29)

Supplemental information:
Capital expenditures	$—	$96	$62	$4	$102	$12	$5	$—	$1	$—	$282
Depreciation and amortization(1)	$—	$80	$53	$6	$26	$9	$5	$6	$2	$—	$187

(1)
Excludes amounts related to the amortization of deferred financing costs and debt discounts and premiums included in interest expense in the amounts of $3 million and $10 million for the three months ended March 31, 2015 and 2014, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

Icahn Enterprises' condensed balance sheets by reporting segment as of March 31, 2015 and December 31, 2014 are presented below:

	March 31, 2015
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$9	$323	$852	$10	$581	$186	$39	$36	$6	$826	$2,868
Cash held at consolidated affiliated partnerships and restricted cash	1,903	—	—	4	45	14	1	30	5	3	2,005
Investments	14,393	257	38	—	30	35	—	—	—	116	14,869
Accounts receivable, net	—	1,443	137	38	46	9	62	5	36	—	1,776
Inventories, net	—	1,290	311	60	122	—	79	—	75	—	1,937
Property, plant and equipment, net	—	2,295	2,676	150	2,507	725	149	622	74	3	9,201
Goodwill and intangible assets, net	—	1,845	1,179	7	7	75	9	56	3	—	3,181
Other assets	295	444	154	24	91	215	89	24	10	58	1,404
Total assets	$16,600	$7,897	$5,347	$293	$3,429	$1,259	$428	$773	$209	$1,006	$37,241
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,310	$1,987	$1,450	$54	$308	$123	$65	$22	$30	$129	$5,478
Securities sold, not yet purchased, at fair value	958	—	—	—	—	—	—	—	—	—	958
Due to brokers	4,627	—	—	—	—	—	—	—	—	—	4,627
Post-employment benefit liability	—	1,295	—	2	8	—	50	—	—	—	1,355
Debt	—	2,904	675	3	2,420	294	273	31	—	5,488	12,088
Total liabilities	6,895	6,186	2,125	59	2,736	417	388	53	30	5,617	24,506

Equity attributable to Icahn Enterprises	4,470	1,356	1,652	234	714	582	26	720	179	(4,611)	5,322
Equity attributable to non-controlling interests	5,235	355	1,570	—	(21)	260	14	—	—	—	7,413
Total equity	9,705	1,711	3,222	234	693	842	40	720	179	(4,611)	12,735
Total liabilities and equity	$16,600	$7,897	$5,347	$293	$3,429	$1,259	$428	$773	$209	$1,006	$37,241

	December 31, 2014
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$2	$332	$754	$19	$412	$196	$39	$24	$11	$1,123	$2,912
Cash held at consolidated affiliated partnerships and restricted cash	1,366	—	—	4	35	16	1	2	8	3	1,435
Investments	13,961	269	77	—	29	33	—	—	—	131	14,500
Accounts receivable, net	—	1,356	137	51	41	9	63	4	30	—	1,691
Inventories, net	—	1,215	330	67	117	—	77	—	73	—	1,879
Property, plant and equipment, net	—	2,160	2,692	144	2,376	719	154	633	74	3	8,955
Goodwill and intangible assets, net	—	1,744	1,184	8	7	75	9	58	3	—	3,088
Other assets	131	453	160	22	103	212	93	24	9	113	1,320
Total assets	$15,460	$7,529	$5,334	$315	$3,120	$1,260	$436	$745	$208	$1,373	$35,780
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$864	$1,933	$1,471	$60	$294	$130	$64	$20	$28	$13	$4,877
Securities sold, not yet purchased, at fair value	337	—	—	—	—	—	—	—	—	—	337
Due to brokers	5,197	—	—	—	—	—	—	—	—	—	5,197
Post-employment benefit liability	—	1,328	—	2	9	—	52	—	—	—	1,391
Debt	—	2,690	675	3	2,133	295	274	32	—	5,486	11,588
Total liabilities	6,398	5,951	2,146	65	2,436	425	390	52	28	5,499	23,390

Equity attributable to Icahn Enterprises	4,284	1,231	1,612	250	711	578	30	693	180	(4,126)	5,443
Equity attributable to non-controlling interests	4,778	347	1,576	—	(27)	257	16	—	—	—	6,947
Total equity	9,062	1,578	3,188	250	684	835	46	693	180	(4,126)	12,390
Total liabilities and equity	$15,460	$7,529	$5,334	$315	$3,120	$1,260	$436	$745	$208	$1,373	$35,780

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

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

	Three Months Ended March 31,						March 31,	December 31,
	2015			2014			2015	2014
	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Total Assets	Total Assets
	(in millions)						(in millions)
Investment	$123	$396	$184	$39	$(15)	$5	$16,600	$15,460
Automotive	36	(20)	(18)	25	40	31	7,897	7,529
Energy	12	75	43	10	204	110	5,347	5,334
Metals	—	(9)	(9)	—	(5)	(5)	293	315
Railcar	20	44	27	12	36	21	3,429	3,120
Gaming	3	7	5	3	33	23	1,259	1,260
Food Packaging	3	—	—	5	(6)	(4)	428	436
Real Estate	1	23	23	1	7	7	773	745
Home Fashion	—	(1)	(1)	—	(1)	(1)	209	208
Holding Company	72	(93)	(93)	75	(216)	(216)	1,029	1,396
Consolidated	$270	$422	$161	$170	$77	$(29)	$37,264	$35,803
Amounts related to the amortization of debt discounts and premiums included in interest expense for the consolidated results of Icahn Enterprises Holdings were $3 million and $10 million for the three months ended March 31, 2015 and 2014, respectively.

14.	Income Taxes.
For the three months ended March 31, 2015, each of Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $49 million on pre-tax income of $471 million compared to an income tax expense of $103 million on pre-tax income of $180 million for the three months ended March 31, 2014. Our effective income tax rate was 10.4% and 57.2% for the three months ended March 31, 2015 and 2014, respectively.
For the three months ended March 31, 2015, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership income not subject to taxation, as such taxes are the responsibility of the partners.
For the three months ended March 31, 2014, the effective tax rate was higher than the statutory federal rate of 35%, primarily due to partnership losses for which there was no tax benefit, as such losses are allocated to the partners.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

15.	Changes in Accumulated Other Comprehensive Loss.
Changes in accumulated other comprehensive loss consists of the following:

	Post-Employment Benefits, Net of Tax	Hedge Instruments, Net of Tax	Translation Adjustments and Other, Net of Tax	Total
	(in millions)
Balance, December 31, 2014	$(692)	$(26)	$(575)	$(1,293)
Other comprehensive income (loss) before reclassifications, net of tax	14	1	(109)	(94)
Reclassifications from accumulated other comprehensive income (loss) to earnings(1)	8	—	(19)	(11)
Other comprehensive income (loss), net of tax	22	1	(128)	(105)
Balance, March 31, 2015	$(670)	$(25)	$(703)	$(1,398)

(1) See Note 11, "Pension, Other Post-employment Benefits and Employee Benefit Plans," and Note 6, "Financial Instruments," for additional information with respect to reclassifications from accumulated other comprehensive loss to earnings relating to post-employment benefits, net of tax and hedge instruments, net of tax, respectively. Such items do not represent reclassifications in their entirety. During the first quarter of 2015, our Energy segment reclassified from accumulated other comprehensive loss to earnings for the sale of certain available-for-sale securities as well as the impact of transferring balances in available-for-sale securities to trading securities. See Note 4, "Investments and Related Matters - Other Segments," for further discussion.

16.	Other (Loss) Income, Net.
Other (loss) income, net consists of the following:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Realized and unrealized (loss) gain on derivatives, net (Note 6)	$(51)	$109
Gain on disposition of assets	11	5
Loss on extinguishment of debt (Note 10)	(2)	(126)
Tax settlement gain	—	32
Equity earnings from non-consolidated affiliates	14	13
Foreign currency translation loss	(2)	(3)
Other	3	5
	$(27)	$35
During the first quarter of 2014, our Gaming segment received $32 million in cash payments to satisfy future credits in connection with a certain negotiated tax settlement.

17.	Commitments and Contingencies.
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
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

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
Total environmental liabilities, determined on an undiscounted basis, were $15 million and $15 million as of March 31, 2015 and December 31, 2014, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.
Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At March 31, 2015, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $35 million.
Asset Retirement Obligations
Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $19 million and $24 million as of March 31, 2015 and December 31, 2014, respectively, for asset retirement obligations ("ARO"), primarily related to anticipated costs of removing hazardous building materials at its facilities, and has considered impairment issues that may result from capitalization of these ARO amounts.
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
Energy
Unconditional Purchase Obligations
CVR leases various equipment, including railcars, and real properties under long-term operating leases expiring at various dates. For each of the three months ended March 31, 2015 and 2014 lease expense was $2 million. The lease agreements have various remaining terms. Some agreements are renewable, at CVR's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. Additionally, in the normal course of business, CVR has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

Crude Oil Supply Agreement
On August 31, 2012, Coffeyville Resources Refining & Marketing, LLC ("CRRM"), and Vitol Inc. ("Vitol") entered into an Amended and Restated Crude Oil Supply Agreement (the "Vitol Agreement"), which currently extends through December 31, 2015 under a one-year renewal term. Under the Vitol Agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps to reduce the Refining Partnership's inventory position and mitigate crude oil pricing risk. The Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to the expiration of any Renewal Term.
Litigation
From time to time, CVR is involved in various lawsuits arising in the normal course of business, including matters such as those described below under "Environmental, Health and Safety Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. It is possible that management’s estimates of the outcomes will change due to uncertainties inherent in litigation and settlement negotiations. Except as described below for our Energy segment, there were no new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2014. In the opinion of CVR's management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying condensed consolidated financial statements. There can be no assurance that management’s beliefs or opinions with respect to liability for potential litigation matters are accurate.
Property Tax Matter
As previously disclosed in our 2014 Form 10-K, CRNF received a ten-year property tax abatement from Montgomery County, Kansas (the "County") in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reclassified and reassessed CRNF's nitrogen fertilizer plant for property tax purposes. CRNF protested the classification and resulting valuation. The Kansas Court of Appeals remanded the case to the Board of Tax Appeals ("BOTA"), instructing BOTA to classify each asset on an asset-by-asset basis instead of making a broad determination that the entire plant was real property as BOTA did originally. In March 2015, BOTA concluded that based upon an asset-by-asset determination a substantial majority of the assets in dispute will be classified as personal property for the 2008 tax year. CRNF and the County next will submit evidence of valuation to BOTA with respect to the real property, following which BOTA will issue its final decision. No amounts have been received or recognized in our condensed consolidated financial statements related to the 2008 property tax matter or BOTA's decision.
Flood, Crude Oil Discharge and Insurance
As previously disclosed in our 2014 Form 10-K, crude oil was discharged from CRRM's Coffeyville refinery on July 1, 2007, due to the short amount of time available to shut down and secure the refinery in preparation for the flood that occurred on June 30, 2007. CRRM sought insurance coverage for the crude oil release and for the ultimate costs for remediation and third-party property damage claims. On July 10, 2008, CRRM filed a lawsuit in the United States District Court for the District of Kansas against certain of its environmental insurance carriers requesting insurance coverage indemnification for the June/July 2007 flood and crude oil discharge losses. In November 2014, CRRM concluded a jury trial against the remaining insurance carriers and received a verdict and judgment of $27 million, exclusive of potential prejudgment interest and attorneys' fees. In February 2015, the Court awarded CRRM $3 million in prejudgment interest, resulting in a total amended judgment of $30 million. CRRM and the defendant insurance companies have filed notice of appeal to the United States Court of Appeals for the Tenth Circuit. CVR Refining has a $4 million receivable related to this matter as of both March 31, 2015 and December 31, 2014. In accordance with accounting guidance related to gain contingencies, no additional amounts have been recognized related to the verdict and judgment in our consolidated financial statements.
Environmental, Health and Safety Matters ("EHS")
The petroleum and nitrogen fertilizer businesses are subject to various stringent federal, state, and local EHS rules and regulations. Liabilities related to EHS matters are recognized when the related costs are probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, site-specific costs, and currently enacted laws and regulations. In reporting EHS liabilities, no offset is made for potential recoveries.
CRRM, CRNF, Coffeyville Resources Crude Transportation, LLC ("CRCT"), Wynnewood Refining Company, LLC ("WRC") and Coffeyville Resources Terminal, LLC ("CRT") own and/or operate manufacturing and ancillary operations at

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

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
As previously reported in our 2014 Form 10-K, the petroleum and nitrogen fertilizer businesses are party to, or otherwise subject to administrative orders and consent decrees with federal, state and local environmental authorities, as applicable, addressing corrective actions under RCRA, the Clean Air Act and the Clean Water Act. The petroleum business also is subject to (i) the Mobile Source Air Toxic II ("MSAT II") rule which requires reductions of benzene in gasoline; (ii) the Renewable Fuel Standard ("RFS"), which requires refiners to either blend "renewable fuels" in with their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending; and (iii) "Tier 3" gasoline sulfur standards. Except as otherwise described below, there have been no new developments or material changes to the environmental accruals or expected capital expenditures related to compliance with the foregoing environmental matters from those provided in our 2014 Form 10-K. CRRM, CRNF, CRCT, WRC and CRT each believe it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described or referenced herein or other EHS matters which may develop in the future will not have a material adverse effect on our Energy segment's business, financial condition, or results of operations.
As of both March 31, 2015 and December 31, 2014, our Energy segment had environmental accruals of $1 million. CVR's management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, CVR's management believes that the accruals established for environmental expenditures are adequate.
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended March 31, 2015 and 2014, capital expenditures were $11 million and $34 million, respectively, and were incurred for environmental compliance and efficiency of the operations.
The cost of RINs for three months ended March 31, 2015 and 2014 was $37 million and $35 million, respectively. As of March 31, 2015 and December 31, 2014, the petroleum business' biofuel blending obligation was $57 million and $52 million, respectively, which was recorded in accrued expenses and other liabilities on the condensed consolidated balance sheets.
Metals
Environmental Matters
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $27 million and $28 million at March 31, 2015 and December 31, 2014, respectively. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.
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
PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  In addition, PSC Metals recently learned that its Knoxville location was the subject of investigations by the State of Tennessee under the federal Superfund law. These investigations were performed by the State of Tennessee pursuant to a contract with the EPA. PSC Metals is exploring a potential settlement of the matter. Currently, PSC Metals cannot assess the impact of any cost or liability associated with these investigations. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of March 31, 2015 and December 31, 2014. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
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
Home Fashion
Environmental Matters
WPH is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes used in or resulting from its operations and potential remediation obligations. WPH's operations are also governed by U.S. federal, state, local and foreign laws, rules and regulations relating to employee safety and health which, among other things, establish exposure limitation for cotton dust, formaldehyde, asbestos and noise, and which regulate chemical, physical and ergonomic hazards in

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

the workplace. WPH estimated its environmental accruals to be approximately $1 million at both March 31, 2015 and December 31, 2014.
Other Matters
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 88.4% of Icahn Enterprises' outstanding depositary units as of March 31, 2015. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. As a result of our ownership of more than 80% in our subsidiaries, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. ACF and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of March 31, 2015 and December 31, 2014. If the plans were voluntarily terminated, they would be underfunded by approximately $493 million and $474 million as of March 31, 2015 and December 31, 2014, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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
Icahn Enterprises
Distribution
On May 5, 2015, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unit holder and will be paid on or about June 30, 2015 to depositary unit holders of record at the close of business on May 19, 2015. Depositary unit holders have until June 11, 2015 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 10 consecutive trading days ending June 25, 2015. No fractional depositary units will be issued pursuant to the dividend payment. Icahn Enterprises will make a cash payment in

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
Metals
On April 25, 2015, IEP Ferrous Brazil LLC ("IEP Ferrous"), a wholly owned subsidiary of ours, entered into an agreement which provides that IEP Ferrous will tender for any and all of the outstanding shares of Ferrous Resources Limited ("Ferrous Resources") for total consideration of up to $230 million and backstop a certain rights offering of up to $40 million.  This transaction is subject to certain terms and conditions, including the receipt of certain government and shareholder approvals.  We cannot assure you that this transaction will be consummated.
If we are able to close on the transaction, IEP Ferrous will control Ferrous Resources and its results will be reported as part of our Metals' segment. The acquisition of Ferrous Resources, if consummated, would not be material to our condensed consolidated financial statements.
Railcar
In April 2015, ARI entered into a repair services and support agreement with ACF. Under this agreement, ARI will provide certain sales and administrative and technical services, materials and purchasing support and engineering services to ACF to provide repair and retrofit services ("Repair Services"). Additionally, ARI will provide a non-exclusive and non-assignable license of certain intellectual property related to the Repair Services for railcars. ARI will receive 30% of the net profits (as defined in the agreement) for Repair Services related to all railcars not owned by ARL or its subsidiaries and 20% of the net profits for Repair Services related to all railcars owned by ARL or its subsidiaries, if any, but will not absorb any losses incurred by ACF. Under the agreement, ARI has the exclusive right to sales opportunities related to Repair Services, except for any sales opportunity related to Repair Services presented to ACF by ARL with respect to ARL-owned railcars. ARI also has the right to assign any sales opportunities related to Repair Services to ACF, and ACF has the right, but not the obligation, to accept such sales opportunity. Subject to certain early termination events, the agreement terminates on December 31, 2020.
Also in April 2015, ARI entered into a parts purchasing and sale agreement with ACF. Under this agreement, ARI and ACF may, from time to time, purchase and sell to each other certain parts for railcars ("Railcar Parts"). ARI also will provide a non-exclusive and non-assignable license of certain intellectual property related to the manufacture and sale of Railcar Parts to ARI. The buyer under the agreement must pay the market price of the Railcar Parts as determined in the agreement or as stated on a public website for all ARI buyers. ARI may provide designs, engineering and purchasing support, including all materials and components to ACF. Subject to certain early termination events, the agreement terminates on December 31, 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2015 (this "Report").
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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of March 31, 2015. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 10, "Debt," to the condensed consolidated financial statements, and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned 108,810,845, or approximately 88.4%, of Icahn Enterprises' outstanding depositary units as of March 31, 2015.
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

Results of Operations
Consolidated Financial Results
The following table summarizes total revenues, net income (loss) and net income (loss) attributable to Icahn Enterprises and Icahn Enterprises Holdings for each of our reporting segments and the Holding Company for the three months ended March 31, 2015 and 2014.

	Revenues		Net Income (Loss)		Net Income (Loss) Attributable to Icahn Enterprises/ Icahn Enterprises Holdings
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014
	(in millions)
Investment	$619	$46	$396	$(15)	$184	$5
Automotive	1,845	1,789	(20)	40	(18)	31
Energy	1,374	2,556	75	204	43	110
Metals	106	190	(9)	(5)	(9)	(5)
Railcar	221	207	44	36	27	21
Gaming	192	187	7	33	5	23
Food Packaging	82	73	—	(6)	—	(4)
Real Estate	38	24	23	7	23	7
Home Fashion	47	43	(1)	(1)	(1)	(1)
Holding Company	(13)	(125)	(93)	(216)	(93)	(216)
	$4,511	$4,990	$422	$77	$161	$(29)

Overview
Our operating businesses are managed on a decentralized basis. Due to the structure of our business, we discuss the results of operations below by individual reporting segments. See Note 2, “Operating Units,” to the condensed consolidated financial statements for a description of each of our operating segments and Note 13, "Segment Reporting," for a reconciliation of each of our reporting segment's results of operations to our consolidated results.

Investment
Our Investment segment is comprised of various private investment funds, including Icahn Partners L.P. ("Icahn Partners") and Icahn Partners Master Fund LP ("Master Fund") (collectively, the "Investment Funds"), through which we invest our proprietary capital. We and certain of Mr. Icahn's wholly owned affiliates are the sole investors in the Investment Funds. Icahn Onshore LP and Icahn Offshore LP (together, the "General Partners") act as the general partner of Icahn Partners and the Master Fund, respectively. The General Partners provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds are not offered to outside investors.
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. As of March 31, 2015 and December 31, 2014, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates was approximately $5.2 billion and $4.8 billion, respectively, representing approximately 54% and 53%, respectively, of the Investment Funds' assets under management.
Our Interests in the Investment Funds
As of March 31, 2015 and December 31, 2014, we had investments with a fair market value of approximately $4.5 billion and $4.3 billion, respectively, in the Investment Funds.
Our share of the Investment Funds' net income through our interests in the Investment Funds was $184 million and $5 million for the three months ended March 31, 2015 and 2014, respectively.
Returns
The following table sets forth performance information for the Investment Funds for the comparative periods presented. These returns represent a weighted-average composite of the average returns, net of expenses for the Investment Funds.

	Returns
	Three Months Ended March 31,
	2015	2014
Investment Funds	4.3%	-0.4%
Performance Attribution
The following table sets forth the performance attribution for the Investment Funds for the comparative periods presented.

	Performance Attribution
	Three Months Ended March 31,
	2015	2014
Long positions	6.0%	10.5%
Short positions	-2.6%	-10.1%
Other	0.9%	-0.8%
	4.3%	-0.4%

The Investment Funds' aggregate return was 4.3% for the three months ended March 31, 2015.  During the first quarter of 2015, the Investment Funds' performance was driven by gains in long equity positions, primarily in a few of their largest core holdings, partially offset by losses in their short exposure, including broad market hedges.
The Investment Funds' aggregate return was -0.4% for the three months ended March 31, 2014. During the first quarter of 2014, the Investment Funds' performance was driven by losses in their short equity exposure, including broad market hedges, as the markets rallied. These losses were partially offset by the Investment Funds' long equity positions, primarily in a few of their largest core holdings.

From inception in November 2004 through March 31, 2015, the Investment Funds' gross return was approximately 245%, representing an annualized rate of return of approximately 13%.

Automotive

	Three Months Ended March 31,
	2015	2014
	(in millions)
Net sales	$1,835	$1,779
Cost of goods sold	1,584	1,506
Gross margin	$251	$273
Federal-Mogul Holdings Corporation's ("Federal-Mogul") Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. Federal-Mogul's filings with the SEC are available on the SEC's website at www.sec.gov.
Federal-Mogul is a leading global supplier of a broad range of components, accessories and systems to the automotive, small engine, heavy-duty, marine, railroad, agricultural, off-road, aerospace and energy, industrial and transport markets, including customers in both the original equipment manufacturers and servicers (“OE”) market and the replacement market (“aftermarket”). Federal-Mogul’s customers include the world’s largest automotive OEs and major distributors and retailers in the independent aftermarket. Geographically, Federal-Mogul derived 36% of its net sales in the United States and 64% internationally during the three months ended March 31, 2015. Federal-Mogul has operations in established markets including Australia, Belgium, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Morocco, Poland, Romania, Russia, South Africa and Thailand. The attendant risks of Federal-Mogul's international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.
Federal-Mogul operates with two end-customer focused business segments. The Powertrain business focuses on original equipment products for automotive, heavy duty and industrial applications. The Motorparts business sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers and other vehicle components. This organizational model allows for a strong product line focus benefitting both original equipment and aftermarket customers and enables the global Federal-Mogul teams to be responsive to customers’ needs for superior products and to promote greater identification with Federal-Mogul premium brands. Additionally, this organizational model enhances management focus to capitalize on opportunities for organic and acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases.
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
On February 24, 2015, Federal-Mogul announced that it would defer the previously announced spin-off of its Motorparts business to allow for the integration of its recently completed brake component, chassis and valvetrain acquisitions and to recognize the benefits of the strategic initiatives in the Motorparts business. As a result of the deferral and the recent closing of the acquisition of TRW Automotive Holdings Corp.'s ("TRW") valvetrain business, Federal-Mogul commenced a common stock rights offering to strengthen its balance sheet. See Note 2, "Operating Units - Automotive," for further discussion. Federal-Mogul's board of directors intends to revisit the timing of the spin-off prior to the end of December 31, 2015.  Meanwhile Federal-Mogul will continue to operate as two separate, independent businesses. No assurances can be given regarding the ultimate timing of the separation or that it will be consummated.
Three Months Ended March 31, 2015 and 2014
Net sales for the three months ended March 31, 2015 as compared to the comparable prior year period increased by $56 million (3%). Our Automotive segment was negatively impacted by the strengthening of the U.S. dollar against several global currencies which resulted in an unfavorable foreign currency impact of $160 million. Excluding the impact of foreign currency, on a constant dollar basis, sales volumes increased by $216 million (13%), net of customer price reductions of $4 million. This sales growth is comprised of an increase in the Powertrain business' external sales of $113 million, reflecting the inclusion of the TRW Automotive Holdings Corp.'s ("TRW") engine components business’ engine valve business as well as increases in volume and market share gains in the quarter. External sales in the Motorparts business increased by $103 million, driven by the acquisition of the Affinia Group Inc. ("Affinia") and the acquisition of Honeywell International Inc.'s ("Honeywell") brake component business.
In the Powertrain business, external sales volumes increased by $113 million (10%) on a constant dollar basis. This includes the impact of customer price decreases of $7 million. The increase in Powertrain business' sales reflects the acquisition of TRW's engine valve business, which closed on February 6, 2015, as well as organic growth from increases in volume and market share gains in the first quarter of 2015. When excluding the impact of sales from the TRW engine valve acquisition, sales in North America increased by 4%, while light vehicle production and commercial vehicle production increased by 1% and 18%, respectively. In Europe, the Middle East and Africa ("EMEA"), sales increased by 4% compared to flat light vehicle production and a 2% increase in commercial vehicle production. Sales in the rest of the world ("ROW") increased by 4% compared to an increase in light vehicle production of 2% and a decrease in commercial vehicle production of 9%. When taking into account the Powertrain business' regional and market mix, its sales grew in excess of underlying market demand.
In the Motorparts business, external sales volumes increased by $103 million (15%) on a constant dollar basis. This includes the impact of customer price increases of $3 million. This increase was primarily attributable to the Affinia chassis and the Honeywell brake component acquisitions, net of the loss of sales due to the divestitures of two facilities in the first quarter of 2015. This was partially offset by lower sales in the North American aftermarket due to distribution center consolidation and related systems implementation inefficiencies in the first quarter of 2015. On a comparable basis, excluding the impact of foreign currency and the Honeywell acquisition, sales in EMEA were relatively flat compared to the corresponding prior year period, notwithstanding the continued economic weakness in eastern Europe. Aftermarket sales in western Europe, excluding the impact of foreign currency, were up by approximately 3%. In ROW, sales increased by 37% due to the Honeywell acquisition as well as continued growth in the China and India aftermarket business from both product line and customer expansion in the region.
Cost of goods sold for the three months ended March 31, 2015 as compared to the comparable prior year period increased by $78 million (5%). Including the impact of acquisitions, the increase in materials, labor and overhead as a direct result of the increase in external sales volumes/mix was $191 million. In addition, the impact from unfavorable productivity and Motorparts business' strategic initiative and project costs was $20 million. These increases were offset in part by foreign currency impacts of $128 million and savings in material costs of $8 million.
Gross margin for the three months ended March 31, 2015 decreased by $22 million (8%) as compared to the comparable prior year period. Gross margin was 14% and 15% of net sales for the three months ended March 31, 2015 and 2014, respectively. The decrease in gross margin over the respective periods was due to unfavorable currency impact and strategic initiative costs in the Motorparts business. The favorable impact on gross margin due to increased external sales volumes/mix was $29 million, including acquisitions. In addition, favorable materials and services sourcing savings increased gross margin by $8 million. These increases were offset in part by unfavorable foreign currency impact of $32 million, project costs and costs related to Motorparts business' strategic initiatives of $18 million, unfavorable customer pricing of $4 million, increased depreciation of $3 million and unfavorable productivity of $2 million.

Energy

	Three Months Ended March 31,
	2015	2014
	(in millions)
Net Sales:
Petroleum	$1,304	$2,375
Fertilizer	93	80
Eliminations	(8)	(8)
	$1,389	$2,447
Cost of Goods Sold:
Petroleum	$1,185	$2,200
Fertilizer	60	56
Eliminations	(8)	(9)
	$1,237	$2,247
Gross Margin:
Petroleum	$119	$175
Fertilizer	33	24
Eliminations	—	1
	$152	$200
The following table provides a reconciliation of our Energy segment's petroleum business' gross margin to refining margin and refining margin adjusted for FIFO impacts for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in millions, except barrels metrics)
Net sales	$1,304	$2,375
Cost of goods sold	1,185	2,200
Gross margin	119	175
Add back:
Direct operating expenses	87	99
Depreciation and amortization	42	38
Refining margin	248	312
FIFO impacts (favorable), unfavorable	25	(22)
Refining margin adjusted for FIFO impacts	$273	$290

Gross margin per barrel	$6.56	$9.63
Refining margin per barrel	13.68	17.17
Refining margin per barrel adjusted for FIFO impacts	15.03	15.98

Total crude oil throughput (barrels per day)	201,664	201,902
CVR Energy, Inc.'s ("CVR") Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. CVR's filings with the SEC are available on the SEC's website at www.sec.gov.
As of March 31, 2015, we owned 82% of the total outstanding common stock of CVR. In addition, as of March 31, 2015, we owned approximately 4.0% of the total outstanding common stock of CVR Refining, LP ("CVR Refining").

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
The prices of crude oil and other feedstocks and refined product prices are also affected by other factors, such as product pipeline capacity, local market conditions and the operating levels of competing refineries. Crude oil costs and the prices of refined products have historically been subject to wide fluctuations. Widespread expansion or upgrades of competitors’ facilities, price volatility, international political and economic developments and other factors are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined products, such as increases in the demand for gasoline during the summer driving season and for home heating oil during the winter, primarily in the Northeast. In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. The petroleum business is also subject to the Renewable Fuel Standard (“RFS”) of the United States Environmental Protection Agency ("EPA"), which requires it to either blend “renewable fuels” in with its transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending.
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
During 2013, the cost of RINs was extremely volatile as the EPA's proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for gasoline containing more than 10% ethanol by volume ("E10 gasoline"). In November 2013, the EPA published the proposed annual renewable fuel percentage standards for 2014, which acknowledged the blend wall and were generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 proposed percentage standards were published; however, RIN prices remained volatile and increased subsequently in 2014. During 2014, the EPA extended the compliance demonstration deadline for the 2013 RFS to 30 days following the publication of the final 2014 annual renewable fuel percentage standards. On April 20, 2015, the Federal Register published notice of a proposed settlement between the EPA and several industry organizations regarding the deadlines for issuing the percentage standards for 2014 and 2015 under the RFS program. If finalized, the EPA will (i) propose 2015 percentage standards by June 1, 2015, (ii) resolve a pending petition to waive statutorily mandated volume requirements for 2014 by November 30, 2015 and (iii) finalize 2014 and 2015 percentage standards by November 30, 2015. The EPA also separately announced it will propose the RFS percentage standards for 2016 by June 1, 2015 and issue final standards by November 30, 2015.
The cost of RINs for the three months ended March 31, 2015 and 2014 was $37 million and $35 million, respectively. The future cost of RINs for the petroleum business is difficult to estimate, particularly until such time that the 2014 renewable fuel percentage standards are finalized and the 2015 renewable fuel percentage standards are announced. Additionally, the cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at its refineries, all of which can vary significantly from quarter to quarter. Based upon recent market prices of RINs and current estimates related to the other variable factors, the petroleum business estimates that the total cost of RINs will be approximately $125 million to $175 million for the year ending December 31, 2015.
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
In order to assess the operating performance of the nitrogen fertilizer business, CVR calculates the product pricing at gate as an input to determine its operating margin. Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons. CVR believes product pricing at gate is a meaningful measure because it sells products at its plant gate and terminal locations' gates ("sold gate") and delivered to the customer's designated delivery site ("sold delivered"). The relative percentage of sold gate versus sold delivered can change period to period. The product pricing at gate provides a measure that is consistently comparable period to period.
Three Months Ended March 31, 2015 and 2014
Net sales for the petroleum business, before eliminations, for the three months ended March 31, 2015 decreased to approximately $1.3 billion from $2.4 billion for the three months ended March 31, 2014. The decrease in net sales for the petroleum business was primarily due to lower overall sales prices for the petroleum business' transportation fuels and by-products. For the three months ended March 31, 2015, CVR's petroleum business sold approximately 10.7 million and 8.2 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $1.48 and $1.69, respectively. For the three months ended March 31, 2014, CVR's petroleum business sold approximately 9.9 million and 9.1 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.66 and $3.00, respectively.
Net sales for the fertilizer business, before eliminations, for the three months ended March 31, 2015 increased to $93 million from $80 million for the three months ended March 31, 2014. The increase in net sales for the fertilizer business was primarily due to an increase in sales volume of UAN and ammonia. For the three months ended March 31, 2015, CVR sold 274,540 and 12,821 tons of UAN and ammonia, respectively, with a sales price per ton of $288 and $562, respectively. For the three months ended March 31, 2014, CVR sold 254,671 and 5,446 tons of UAN and ammonia, respectively, with a sales price per ton of $280 and $495, respectively. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 99.4%, 94.4% and 97.8%, respectively, for the three months ended March 31, 2015 and 98.8%, 92.1% and 97.0% for the three months ended March 31, 2014.
Cost of goods sold for the petroleum business for the three months ended March 31, 2015 and 2014 was approximately $1.2 billion and $2.2 billion, respectively. Cost of goods sold for the petroleum business includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs, transportation distribution costs, costs associated with the actual operations of CVR's refineries (such costs are collectively referred to as "direct operating expenses") such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance and labor and environmental compliance costs. In addition, cost of goods sold includes depreciation and amortization.
The decrease in cost of sales for the petroleum business was primarily due to a decrease in cost of consumed crude oil and products purchased for resale. The average cost per barrel of crude oil consumed for the three months ended March 31, 2015 was $47.51 compared to $95.91 for the comparable period of 2014, a decrease of approximately 50%. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the three months ended March 31, 2015, the petroleum business had an unfavorable FIFO inventory impact of $25 million compared to a favorable FIFO inventory impact of $22 million for the corresponding prior year period.
Refining margin per barrel of crude oil throughput decreased to $13.68 for the three months ended March 31, 2015 from $17.17 for the three months ended March 31, 2014. Refining margin adjusted for FIFO impact decreased to $15.03 per crude oil throughput barrel for the three months ended March 31, 2015 from $15.98 per crude oil throughput barrel for the three months ended March 31, 2014. Gross margin per barrel decreased to $6.56 for the three months ended March 31, 2015 as compared to gross margin per barrel of $9.63 in the corresponding prior year period. The decrease in refining margin and gross margin per barrel was primarily due to a decrease in sales prices of gasoline and distillates.
The fertilizer business' cost of goods sold for the three months ended March 31, 2015 increased to $60 million from $56 million, respectively. The increase was primarily due to the increased UAN and ammonia sales volumes. Cost of goods sold for the fertilizer business is primarily comprised of pet coke expense, freight expense, distribution expense, purchased ammonia costs, direct operating expenses and depreciation and amortization.

Metals

	Three Months Ended March 31,
	2015	2014
	(in millions)
Net sales	$106	$189
Cost of goods sold	116	192
Gross margin	$(10)	$(3)
Summarized ferrous tons and non-ferrous pounds sold for the three and three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
	(in 000s)
Ferrous tons sold	206	295
Non-ferrous pounds sold	33,394	40,801
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the U.S. and other global markets. Ferrous and non-ferrous scrap have been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.
Three Months Ended March 31, 2015 and 2014
Net sales for the three months ended March 31, 2015 decreased by $83 million (44%) compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes and price of ferrous for the three months ended March 31, 2015 as compared to the corresponding prior year period.
Ferrous shipments decreased by 89,000 gross tons (30%) while the average price decreased by $112 per gross ton (28%) during the three months ended March 31, 2015 as compared to the comparable prior year period. The shipment decrease was attributable to reduced demand from domestic steel mills, low scrap export demand and decreased raw material supply after an approximately $100 per gross ton decrease in market prices in February 2015. According to a third-party report, raw steel output in the United States during the first three months of 2015 was approximately 6% lower than the comparable period in 2014, and raw steel output in the last week of March 2015 was the lowest level in past five years. Low scrap export demand, attributed to the strong U.S. dollar, resulted in east coast scrap suppliers offering more material to consumers in the interior U.S. markets where our Metals segment operates.  This, combined with lower steel production and relatively high mill inventory levels, led to lower overall demand in the current period.
Non-ferrous shipment volumes decreased by 7.4 million pounds (18%) and average selling prices for non-ferrous decreased $0.11 per pound (13%) during the three months ended March 31, 2015 as compared to the prior year period primarily due to a decrease in shipment volumes from the exit of our Metals segment's aluminum ingot tolling operations during the first quarter of 2014.
Cost of goods sold for the three months ended March 31, 2015 decreased by $76 million (40%) compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes, lower material costs and lower processing costs. Gross margin as a percentage of net sales was a loss of 9% and 2% for the three months ended March 31, 2015 and 2014, respectively, with the 2015 rate reflecting the impact of average inventory cost dropping more slowly than selling price following an approximately $100 per gross ton ferrous market price decline in February 2015.

Railcar

	Three Months Ended March 31,
	2015	2014
	(in millions)
Net Sales/Other Revenues From Operations:
Manufacturing	$306	$218
Railcar Leasing	107	82
Railcar Services	17	16
Eliminations	(210)	(105)
	$220	$211
Cost of Goods Sold/Other Expenses From Operations:
Manufacturing	$233	$162
Railcar Leasing	44	37
Railcar Services	13	13
Eliminations	(160)	(76)
	$130	$136
Gross Margin:
Manufacturing	$73	$56
Railcar Leasing	63	45
Railcar Services	4	3
Eliminations	(50)	(29)
	$90	$75
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
The North American railcar market has been, and our Railcar segment expects it to continue to be, highly cyclical. Our Railcar segment continues to see inquiries for pressure and general service tank railcars as well as inquiries for hopper railcars servicing various commodities in the non-energy related markets. In contrast, demand for railcars servicing the energy markets remains uncertain, given the recent volatility in oil prices, as well as the release of final regulations related to tank railcars in the United States and Canada that had been pending up until May 1, 2015. As a result, certain customers may be delaying further inquiries for energy related railcars, including tank railcars for crude and ethanol service and hopper railcars for sand service. However, consistent with industry expectations, our Railcar segment believes that the demand for tank and hopper railcars will continue at healthy levels for the next several quarters.
The anticipated final regulations related to tank railcars in flammable service were released by the United States and Canada on May 1, 2015. Our Railcar segment is currently reviewing the final rules in detail to assess their expected impact on its business and demand for its products and services. Our Railcar segment continues to believe its current efforts to increase flexibility at its plants while focusing on its core business of tank and hopper railcar manufacturing will position it to meet any increase in demand for new railcars, as well as retrofit and maintenance work to existing railcars that may result from these new regulations.
Railcar shipments for the three months ended March 31, 2015 were 2,668 railcars, including 1,777 railcars to leasing customers, as compared to 1,610 railcars for the comparable prior year period, including 700 railcars to leasing customers.
As of March 31, 2015, our Railcar segment had a backlog of 10,471 railcars, including 3,585 railcars for lease customers. In response to changes in customer demand, our Railcar segment continues to adjust production rates at its railcar manufacturing facilities.
Three Months Ended March 31, 2015 and 2014
Total manufacturing revenues, before elimination of estimated railcar sales to our Railcar segment's leasing business, for the three months ended March 31, 2015 increased by $88 million (40%) over the comparable prior year period. The increase was primarily due to higher hopper railcar shipments and strong tank railcar market conditions in the first quarter of 2015 as compared to the corresponding prior year period.
Gross margin from manufacturing operations, before eliminations relating to railcar sales to our Railcar segment's leasing business, for the three months ended March 31, 2015 increased to $73 million from $56 million as compared to the prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues decreased to 24% for the three months ended March 31, 2015 from 26% as compared to the corresponding prior year period. The decrease in gross margin percentage over the respective period was primarily due to a shift in the sales mix to a higher concentration of hopper railcars that generally sell at lower prices than tank railcars due to less material and labor content.
Railcar leasing revenues increased for the three months ended March 31, 2015 as compared to the corresponding prior year period due to an increase in number of railcars leased to customers and an increase in the average lease rate. The lease fleet grew from 35,612 railcars at March 31, 2014 to 41,601 railcars at March 31, 2015.

Other Segments
Gaming
Gaming revenues and expenses are classified in other revenues from operations and other expenses from operations, respectively, in our condensed consolidated financial statements.
Tropicana's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. Tropicana's filings with the SEC are available on the SEC's website at www.sec.gov.
Casino revenues are one of Tropicana's main performance indicators and account for a significant portion of its net revenues. In addition, casino revenues can vary because of table games hold percentage and differences in the odds for different table games. High end play may lead to greater fluctuations in table games hold percentage and, as a result, greater revenue fluctuation between reporting periods may occur.
The increase in casino revenues for the three months ended March 31, 2015 as compared to the comparable prior year period was primarily due to an increase in consolidated gaming volumes of 26.2%, primarily due to the inclusion of Lumière Place Casino, HoteLumière, and the Four Seasons Hotel St. Louis ("Lumière") acquisition in April 2014, coupled with higher gaming volumes at Tropicana Casino and Resort, Atlantic City ("Tropicana AC"). Tropicana's consolidated slot hold percentage was 9.4% and 9.6% for the three months ended March 31, 2015 and 2014, respectively. Tropicana's consolidated table game hold percentage was 17.5% and 17.2% for the three months ended March 31, 2015 and 2014, respectively.
Net revenues from Tropicana AC comprise approximately 35% and 42% of our Gaming segment's net revenues for the three months ended March 31, 2015 and 2014, respectively. Based on market data, the Atlantic City market experienced year-over-year declines in casino win of 10.2% for the three months ended March 31, 2015. Tropicana AC casino revenues increased in the three months ended March 31, 2015 as compared to the corresponding prior year period as a result of increased customer volumes due, in part, to the closure of one of Tropicana AC's competitors in Atlantic City, New Jersey. In the third quarter of 2014, three additional competitors ceased operations in Atlantic City, New Jersey. In addition, Tropicana AC's revenues increased due to 7.9% higher slot volumes partially offset by 0.6% lower table game volumes, coupled with a 1.5% increase in table game hold percentage offset by 0.5% decrease in slot hold percentage. Internet gaming revenues also increased during the three months ended March 31, 2015 as compared to the corresponding prior year period.
Revenues from rooms increased for the three months ended March 31, 2015 as compared to the corresponding prior year period, primarily due to the acquisition of the Lumière in April 2014. The average daily room rate and occupancy across all of Tropicana's gaming properties were $79 and 67%, respectively, for the three months ended March 31, 2015 as compared to $64 and 58%, respectively, for the comparable prior year period.

Food Packaging
Viskase Companies, Inc. ("Viskase") currently operates nine manufacturing facilities and nine distribution centers throughout North America, Europe, South America and Asia and derives approximately 70% of its total net sales from customers located outside the United States.
Net sales for the three months ended March 31, 2015 decreased by $3 million (3%) as compared to the comparable prior year period, with a $5 million decrease due to unfavorable foreign currency translation and $1 million due to unfavorable price and product mix, offset in part by $3 million increase due to higher sales volumes.
Cost of goods sold for the three months ended March 31, 2015 remained flat at $66 million as compared to the comparable prior year period. Gross margin as a percent of net sales was 22% and 25% for the three months ended March 31, 2015 and 2014, respectively. The decline in the gross margin as a percent of net sales over the comparable period was due to pension expense and foreign currency translation.
Real Estate
Real Estate revenues and expenses include results from resort operations, sales of residential units and rental income and expenses, including income from financing leases. Sales of residential units are included in net sales in our condensed consolidated financial statements. Results from resort and rental operations, including financing lease income, are included in other revenues from operations in our condensed consolidated financial statements. Revenue from our real estate operations for each of the three months ended March 31, 2015 and 2014 were substantially derived from our resort and rental operations.
Home Fashion
The business of WestPoint Home LLC ("WPH") is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products. Many of the larger retailers are customers of WPH.  WPH will continue to realign its manufacturing operations and streamline its merchandising, sales and customer service divisions to improve its cost structure and better serve its customers. Given the uncertainty and volatility in macroeconomic conditions, we cannot predict if WPH's financial performance will continue to improve.
Net sales for the three months ended March 31, 2015 increased by $5 million (12%) compared to the comparable prior year period. The increase was primarily due to an increase in sales volume. Cost of goods sold for the three months ended March 31, 2015 increased by $3 million (8%) compared to the comparable prior year period. The increase was primarily due to higher sales volume. Gross margin as a percentage of net sales was 15% for the three months ended March 31, 2015 as compared to 12% for the comparable prior year period. The increase was primarily due to higher margins on more profitable programs and customers.
Holding Company
Net loss from investment activities decreased to $14 million for the three months ended March 31, 2015 from $21 million in the comparable prior year period. The decrease was primarily related to unrealized losses from certain swap agreements that were terminated during the third quarter of 2014.

Other Consolidated Results of Operations
Other (Loss) Income, Net
Our consolidated other (loss) income, net for the three months ended March 31, 2015 and 2014 was $(27) million and $35 million, respectively. During the first quarter of 2015 and 2014, our Energy segment recorded (loss) gains on certain derivative contracts of $(51) million and $109 million, respectively. During the first quarter of 2015 and 2014, we had various debt refinancing transactions and recorded an aggregate loss on extinguishment of debt of $2 million and $126 million, respectively. In addition, during the first quarter of 2014, our Gaming segment received $32 million in cash as payment to satisfy future credits in connection with a certain negotiated tax settlement. See Note 6, "Financial Instruments," Note 10 "Debt" and Note 16, "Other (Loss) Income, Net," to the condensed consolidated financial statements for further discussion.
Selling, General and Administrative
Our consolidated selling, general and administrative ("SG&A") for the three months ended March 31, 2015 increased by $117 million (33%) as compared to the comparable prior year period. The increase was primarily due to an increase of $78 million from our Investment segment due to higher compensation expense related to a certain fund performance, an increase of $24 million from our Automotive segment primarily due to the inclusion of the acquisitions of the Affinia Group Inc. and certain business assets of Honeywell International Inc. and an increase of $15 million from our Gaming segment primarily due to the inclusion of the acquisition of Lumière.

Restructuring
Our consolidated restructuring costs were $12 million and $8 million for three months ended March 31, 2015 and 2014, respectively, which were attributable to our Automotive segment.
Federal-Mogul has approved and initiated restructuring activities as a part of a broader initiative to improve operating performance and reduce costs. As such, Federal-Mogul will continue to evaluate its activities and opportunities to align its business with its executive management's strategy. The total expected cost for the certain restructuring programs that commenced in the first quarter of 2013 and have continued through the first quarter of 2015 is $142 million, of which $133 million pertains to employee costs and $9 million pertains to facility closure and other exit costs. In connection with these restructuring programs, Federal-Mogul recorded $10 million and $4 million in charges for the three months ended March 31, 2015 and 2014, respectively, substantially all of which pertain to employee costs, with an estimated future additional restructuring cost of $11 million, all of which pertain to employee costs.
Interest Expense
Our consolidated interest expense during the three months ended March 31, 2015 increased by $100 million (59%) as compared the corresponding prior year period. The increase was primarily due to higher interest expense from our Investment segment attributable to due to broker balances over the respective periods, higher interest expense from our Automotive segment due to higher outstanding debt balances on its revolver facility coupled with higher interest rates following the refinancing of its term loans over the respective periods and higher interest expense from our Railcar segments due to higher outstanding debt balances over the respective periods.
Income Tax Expense
For the three months ended March 31, 2015, each of Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $49 million on pre-tax income of $471 million compared to an income tax expense of $103 million on pre-tax income of $180 million for the three months ended March 31, 2014. Our effective income tax rate was 10.4% and 57.2% for the three months ended March 31, 2015 and 2014, respectively.
For the three months ended March 31, 2015, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership income not subject to taxation, as such taxes are the responsibility of the partners.
For the three months ended March 31, 2014, the effective tax rate was higher than the statutory federal rate of 35%, primarily due to partnership losses for which there was no tax benefit, as such losses are allocated to the partners.

Liquidity and Capital Resources
Holding Company
As of March 31, 2015, the Holding Company had investments in the Investment Funds with a total fair market value of approximately $4.5 billion. As of March 31, 2015, our Holding Company had cash and cash equivalents of approximately $826 million and total debt of approximately $5.5 billion.
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
As of March 31, 2015 based on covenants in the indenture governing our senior notes, we could incur approximately $792 million in additional indebtedness. See Note 10, “Debt,” to the condensed consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.
We have from time to time considered and continue to explore the possibility of seeding one or more private investment fund managers and investing some of our proprietary capital in their funds. There can be no assurance that any such transactions will be completed.

Distributions on Depositary Units
On February 20, 2015, Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. As a result, on April 22, 2015, Icahn Enterprises distributed an aggregate 1,713,935 depositary units to unit holders electing to receive depositary units in connection with this distribution.
On May 5, 2015, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit, which will be paid on or about June 30, 2015 to depositary unit holders of record at the close of business on May 19, 2015. Depositary unit holders have until June 11, 2015 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 10 consecutive trading days ending June 25, 2015. No fractional depositary units will be issued pursuant to the dividend payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
Borrowings
Debt consists of the following:

	Icahn Enterprises		Icahn Enterprises Holdings
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(in millions)		(in millions)
5.875% senior unsecured notes due 2022 - Icahn Enterprises/Icahn Enterprises Holdings	$1,338	$1,337	$1,338	$1,337
6.00% senior unsecured notes due 2020 - Icahn Enterprises/Icahn Enterprises Holdings	1,708	1,708	1,708	1,708
4.875% senior unsecured notes due 2019 - Icahn Enterprises/Icahn Enterprises Holdings	1,270	1,270	1,270	1,270
3.50% senior unsecured notes due 2017 - Icahn Enterprises/Icahn Enterprises Holdings	1,172	1,171	1,172	1,171
Debt facilities - Automotive	2,792	2,584	2,792	2,584
Debt facilities - Energy	625	625	625	625
Debt and credit facilities - Railcar	2,420	2,133	2,420	2,133
Credit facilities - Gaming	294	295	294	295
Senior secured notes and revolving credit facility - Food Packaging	271	272	271	272
Mortgages payable - Real Estate	30	31	30	31
Other	168	162	168	162
	$12,088	$11,588	$12,088	$11,588

See Note 10, “Debt,” to the condensed consolidated financial statements for additional information concerning terms, restrictions and covenants of our debt. As of March 31, 2015, we are in compliance with all debt covenants.
Contractual Commitments and Contingencies
Other than the financing transaction discussed below, there have been no material changes to our contractual commitments and contingencies as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2014.
In January 2015, ARI refinanced its existing lease fleet financing facilities to, among other things, increase the aggregate borrowings thereunder. In connection with the refinancing, a certain subsidiary of ARI completed a private placement of $626 million in aggregate principal amount of notes. Of the aggregate principal amount, $409 million was used to refinance existing lease fleet financing facilities, resulting in net proceeds of $212 million. The ARI 2015 Notes (as defined below) have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025. See Note 10, "Debt - Railcar," for further discussion regarding this refinancing.
Off-Balance Sheet Arrangements
We have off-balance sheet risk related to investment activities associated with certain financial instruments, including futures, options, credit default swaps and securities sold, not yet purchased. For additional information regarding these arrangements, see Note 6, “Financial Instruments,” to the condensed consolidated financial statements.
Consolidated Cash Flows
The following table summarizes cash flow information for the three months ended March 31, 2015 and cash and cash equivalents as of March 31, 2015 for Icahn Enterprises' operating segments and the Holding Company:

	Three Months Ended March 31, 2015			March 31, 2015
	Net Cash (Used In) Provided By
	Operating Activities	Investing Activities	Financing Activities	Cash and Cash Equivalents
	(in millions)
Investment	$(239)	$—	$245	$9
Automotive	(99)	(390)	234	323
Energy	142	(4)	(38)	852
Metals	13	(15)	—	10
Railcar	91	(160)	262	581
Gaming	16	(27)	1	186
Food Packaging	6	(4)	(1)	39
Real Estate	(19)	29	(1)	36
Home Fashion	(3)	(2)	—	6
Holding Company	(94)	—	—	826
	$(186)	$(573)	$702	$2,868

The consolidated cash flows of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same. The immaterial differences between Icahn Enterprises' and Icahn Enterprises Holdings' condensed consolidated statements of cash flows primarily relate to non-cash charges for interest expense which is included in net cash provided by operating activities. Therefore, we discuss only the consolidated cash flows of Icahn Enterprises below.
Operating Activities
Cash used in operating activities during the three months ended March 31, 2015 was primarily attributable to our Investment segment due to net cash used in investment transactions. Additionally, our Automotive segment has net cash used in operating activities primarily due to changes in working capital and the Holding Company had net cash used in operating activities primarily due to interest payments on our senior unsecured notes. Our Energy segment had net cash provided from operating activities primarily due to earnings during the first quarter of 2015.
Investing Activities
Cash used in investing activities during the three months ended March 31, 2015 is primarily attributable to capital expenditures from our subsidiaries. Our Railcar segment had capital expenditures of $162 million, of which $157 million was for the manufacture or purchase of railcars for its leasing operations. Additionally, our Automotive and Energy segments had capital expenditures of $108 million and $46 million, respectively. In addition, our Automotive segment acquired TRW engine components business for $305 million, net of cash acquired.
Financing Activities
Cash provided from financing activities during the three months ended March 31, 2015 is primarily attributable to certain debt refinancing and draw down on revolver activities at our Railcar and Automotive segments and certain rights offering for our Automotive segment which resulted in net proceeds of $521 million. Additionally, our Investment segment received $245 million of capital contributions from affiliates of Mr. Icahn.
Discussion of Segment Liquidity and Capital Resources
There have been no material changes to our capital expenditures during the three months ended March 31, 2015 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2014.
Investment
As of March 31, 2015, the Investment Funds' net notional exposure was 4%. The Investment Funds' long exposure was 154% (148% long equity and 6% long credit) and the Investment Funds' short exposure was 150% (127% short equity, 23% short credit and other).  The notional exposure represents the ratio of the notional exposure of the Investment Funds' invested capital to the net asset value of the Investment Funds at March 31, 2015.
Of our long exposure of 154%, the fair value of our long positions (with certain adjustments) represented 148% of our long exposure. The notional value of our other long positions, which primarily included single name equity forward contracts and credit contracts, represented 6% of our long exposure.
Of our short exposure of 150%, the fair value of our short positions represented 9% of our short exposure. The notional value of our other short positions, which primarily included short credit default swap contracts and short broad market index swap derivative contracts, represented 141% of our short exposure.
With respect to both our long positions that are not notionalized (148% long exposure) and our short positions that are not notionalized (9% short), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.
With respect to the notional value of our other short positions (141% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.
The Investment Funds historically have had access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.
Automotive
As of March 31, 2015 and December 31, 2014, the borrowing availability under the Federal-Mogul Replacement Revolving Facility was $301 million and $516 million, respectively. Federal-Mogul had $34 million of letters of credit outstanding as of both March 31, 2015 and December 31, 2014, pertaining to its term loan credit facility. To the extent letters of credit associated with the Federal-Mogul Replacement Facility are issued, there is a corresponding decrease in borrowings available under this facility. See Note 10, "Debt - Automotive," to the condensed consolidated financial statements for additional discussion regarding Federal-Mogul's debt facilities.
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $326 million and $306 million as of March 31, 2015 and December 31, 2014, respectively. Of those gross amounts, $308 million and $293 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the condensed consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of both March 31, 2015 and December 31, 2014, Federal-Mogul had withdrawn cash related to such transferred receivables of $2 million. Proceeds from the transfers of accounts receivable qualifying as sales were $390 million and $410 million for the three months ended March 31, 2015 and 2014, respectively.

Energy
As of March 31, 2015, CRLLC had availability under the Amended and Restated ABL Credit Facility of $339 million and had letters of credit outstanding of $28 million. There were no borrowings outstanding under the ABL Credit Facility as of March 31, 2015. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions as of March 31, 2015. In addition, as of March 31, 2015, CVR Partners had $25 million availability under its revolving credit facility, with an uncommitted incremental facility of up to $50 million.
See Note 10, “Debt - Energy," to the condensed consolidated financial statements for further discussion regarding CVR's credit facilities, including the Amended and Restated ABL Credit Facility.
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
For the three months ended March 31, 2015, we received an aggregate of $38 million in dividends from CVR and distributions from CVR Refining. Subsequent to March 31, 2015, CVR and CVR Refining declared a quarterly dividend and a distribution, respectively, which will result in an additional aggregate $40 million in dividends and distributions paid to us in the second quarter of 2015.
Railcar
In January 2015, ARI refinanced certain existing lease fleet financing facilities to, among other things, increase our borrowings thereunder. A certain subsidiary of ARI's completed a private placement of $626 million in aggregate principal amount of notes consisting of $250 million in aggregate principal amount of its 2.98% fixed fate secured railcar equipment notes, Class A-1 ("ARI Class A-1 Notes") and $376 million in aggregate principal amount of its 4.06% fixed rate secured railcar equipment notes, Class A-2 ("ARI Class A-2 Notes", and collectively with the ARI Class A-1 Notes, the "ARI 2015 Notes"). The financing provided our Railcar segment with net cash of $212 million. The ARI 2015 Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025. See Note 10, "Debt - Railcar," for further discussion regarding this refinancing.
Our Railcar segment is currently reviewing the final tank railcar regulations released on May 1, 2015 in detail to assess their expected impact on its business and demand for its products and services. As a result of these new regulations, our Railcar segment may need to adjust its capital expenditure plans.

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2015 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2014.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, creating a new topic, FASB ASC Topic 606, Revenue from Contracts with Customers, superseding revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016, using one of two retrospective application methods. Early adoption is not permitted. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In June 2014, the FASB issued ASU No. 2014-12, which amends FASB Topic 718, Compensation-Stock Compensation. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in FASB ASC Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This ASU is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. We believe that the adoption of this guidance will not have a material impact on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In February 2015, the FASB issued ASU No. 2015-02, which amends FASB ASU Topic 810, Consolidations. This ASU amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. This ASU requires that limited partnerships and similar legal entities provide partners with either substantive kick-out rights or substantive participating rights over the general partner in order to be considered a voting interest entity. The specialized consolidation model and guidance for limited partnerships and similar legal entities have been eliminated. There is no longer a presumption that a general partner should consolidate a limited partnership. For limited partnerships and similar legal entities that qualify as voting interest entities, a limited partner with a controlling financial interest should consolidate a limited partnership. A controlling financial interest may be achieved through holding a limited partner interest that provides substantive kick-out rights. The standard is effective for annual periods beginning after December 15, 2015. We are currently evaluating the standard and the impact on our consolidated financial statements and footnote disclosures.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends FASB ASU Subtopic 835-30, Interest - Imputation of Interest. The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard is effective for interim and annual periods beginning after December 31, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted. We expect that the adoption of this new guidance will result in a reclassification of debt issuance costs on our consolidated balance sheets.
In April 2015, the FASB issued ASU No. 2015-04, Compensation-Retirement Benefits: Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets, which amends FAB ASU Topic 715, Compensation - Retirement Benefits. This ASU provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. We anticipate that the adoption of this guidance will have minimal impact on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.

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
Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties that may cause actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These risks and uncertainties may include the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2014 and those set forth in this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information about our quantitative and qualitative disclosures about market risk for each of our segments discussed below did not differ materially from those disclosed in Part II, Item 7A of our 2014 Form 10-K.
Investment
Our predominant exposure to market risk is related to our Investment segment and the sensitivities to movements in the fair value of the Investment Funds' investments.
The fair value of the financial assets and liabilities of the Investment Funds primarily fluctuates in response to changes in the value of securities. The net effect of these fair value changes impacts the net gains from investment activities in our condensed consolidated statements of operations. The Investment Funds' risk is regularly evaluated and is managed on a position basis as well as on a portfolio basis. Senior members of our investment team meet on a regular basis to assess and review certain risks, including concentration risk, correlation risk and credit risk for significant positions. Certain risk metrics and other analytical tools are used in the normal course of business by the General Partners.

Market Risk
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of March 31, 2015, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by approximately $1.4 billion, $96 million and $2.7 billion, respectively. However, as of March 31, 2015, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an investment of approximately 46% in these Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 54% of the change in fair value.
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
Automotive
See Note 6, “Financial Instruments-Automotive,” to the condensed consolidated financial statements for discussion regarding our Automotive segment's interest rate risk, commodity price risk and foreign currency risk.
The translated values of revenue and expense from our Automotive segment's international operations are subject to fluctuations due to changes in currency exchange rates. During the three months ended March 31, 2015, our Automotive segment derived 36% of its sales in the United States and 64% internationally. Of these international sales, 56% were denominated in the euro, with no other single currency representing more than 11% of international sales. To minimize foreign currency risk, our Automotive segment generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, our Automotive segment manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Our Automotive segment estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the three months ended March 31, 2015 would have decreased net income attributable to Icahn Enterprises for our Automotive segment by approximately $2 million.
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
Commodity Price Risk
At March 31, 2015, CVR Refining had open commodity hedging instruments consisting of 15.0 million barrels of crack spreads primarily to fix the margin on a portion of our future gasoline and distillate production. The fair value of the outstanding contracts at March 31, 2015 was a net unrealized gain of $2 million. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of commodity hedging instruments of approximately $15 million.
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
Our Railcar segment's financial results could be affected by changes in interest rates due to the impact those changes have on its variable rate debt obligation as of March 31, 2015. A one percentage point increase in the rate would have had a $13 million impact on our Railcar segment's interest expense.
Gaming
Interest Rate Risk
Tropicana's primary exposure to market risk is interest rate risk associated with its Tropicana New Term Loan Facility that bears interest based on floating rates. Based on Tropicana's borrowings as of March 31, 2015, assuming a 1% increase over the 4% floor specified in its Tropicana New Term Loan Facility, Tropicana's annual interest cost would change by approximately $3 million.

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
Based on sensitivity analysis for our equity price risks as of March 31, 2015, the effects of a 10% adverse change in the fair value of these investments would result in loss of approximately $12 million.

Item 4. Controls and Procedures.
As of March 31, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and Icahn Enterprises Holdings' and subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 17, “Commitments and Contingencies” to the condensed consolidated financial statements located in Part I, Item I of this Report, which is incorporated by reference into this Part II, Item 1, for a description of the litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors.
Except as disclosed below for our Railcar segment, there were no other material changes to our risk factors during the three months ended March 31, 2015 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2014.
Railcar
Train derailments or other accidents involving our Railcar segment's products could subject it to legal claims and/or result in regulatory changes that may adversely impact our Railcar segment's business, financial condition and results of operations.
Our Railcar segment manufactures railcars for its customers to transport a variety of commodities, including railcars that transport hazardous materials such as crude oil and other petroleum products. Our Railcar segment also manufactures railcar components as well as industrial components for use in several markets, including the trucking, construction, mining and oil and gas exploration markets. Our Railcar segment could be subject to various legal claims, including claims for negligence, personal injury, physical damage and product liability, as well as potential penalties and liability under environmental laws and regulations, in the event of a train derailment or other accident involving its products or services. If our Railcar segment becomes subject to any such claims and is unable successfully to resolve them, our Railcar segment's business, financial condition and results of operations could be materially adversely affected.
Recent derailments in North America of trains transporting crude oil have caused various U.S and Canadian regulatory agencies, industry organizations, as well as Class I Railroads and community governments, to focus attention on transportation by rail of flammable materials. For example, in April 2014, Transport Canada ("TC"), a federal department of the Canadian government that regulates rail transportation and safety within Canada, issued a protective order mandating that tank railcars with certain specifications must no longer transport certain designated dangerous goods, including certain flammable liquids, within Canada. Significantly, on May 1, 2015, TC and the Pipeline and Hazardous Materials Safety Administration ("PHMSA") of the United States Department of Transportation released final rules related to rail transport of certain flammable liquids. In addition, railroads and other organizations may impose requirements for railcars that are more stringent than, or in addition to, any governmental regulations that may be adopted.
Our Railcar segment is currently reviewing the final tank railcar regulations released on May 1, 2015 in detail to assess their expected impact on our Railcar segment's business, including their potential impact on the railcars and components our Railcar segment manufactures, the services it provides and the railcars that it leases, as well as its customers’ demand for these products and services. Our Railcar segment is unable to predict what impact these or other regulatory changes may have, if any, on its business or the industry as a whole. These rules and the industry’s responsiveness in complying with these new rules may materially impact the rail industry as a whole; railroad operations; older and newer railcars that meet or exceed currently mandated standards; future railcar specifications; and the capability of the North American railcar manufacturing, repair and maintenance infrastructure to implement mandated retrofit configurations or new construction. As a result of such regulations, certain of our Railcar segment's railcars could be deemed unfit for further commercial use (which would diminish or eliminate future revenue generated from leased railcars) and/or require retrofits or modifications. The costs associated with any required retrofits or modifications could be substantial. While certain regulatory changes could result in increased demand for refurbishment and/or new railcar manufacturing activity, if our Railcar segment is unable to adapt its business to changing regulations or railroad standards, and/or take advantage of any increase in demand for its products and services, our Railcar segment's business, financial condition and results of operations could be materially adversely affected. Our Railcar segment cannot assure you that costs incurred to comply with any new standards and regulations, including those finalized by PHMSA and TC on May 1, 2015, will not be material to our Railcar segment's business, financial condition or results of operations.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

Exhibit 101
The following financial information from Icahn Enterprises' and Icahn Enterprises Holdings' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Date: May 7, 2015

Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/SungHwan Cho
SungHwan Cho, Chief Financial Officer and Director

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Peter Reck
Peter Reck, Chief Accounting Officer

Date: May 7, 2015