Form 10-Q
period 2015-06-30
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2015-08-06
CIK 813762, 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of August 5, 2015, there were 126,643,279 of Icahn Enterprises' depositary units outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)

	June 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
Cash and cash equivalents	$2,154	$2,912
Cash held at consolidated affiliated partnerships and restricted cash	1,770	1,435
Investments	14,466	14,500
Accounts receivable, net	2,027	1,691
Inventories, net	2,339	1,879
Property, plant and equipment, net	9,666	8,955
Goodwill	2,085	2,000
Intangible assets, net	1,140	1,088
Other assets	1,631	1,320
Total Assets	$37,278	$35,780
LIABILITIES AND EQUITY
Accounts payable	$1,549	$1,387
Accrued expenses and other liabilities	2,576	2,235
Deferred tax liability	1,327	1,255
Securities sold, not yet purchased, at fair value	977	337
Due to brokers	3,922	5,197
Post-employment benefit liability	1,365	1,391
Debt	12,120	11,588
Total liabilities	23,836	23,390

Commitments and contingencies (Note 17)

Equity:
Limited partners: Depositary units: 126,643,279 and 123,103,414 units issued and outstanding at June 30, 2015 and December 31, 2014, respectively	5,911	5,672
General partner	(224)	(229)
Equity attributable to Icahn Enterprises	5,687	5,443
Equity attributable to non-controlling interests	7,755	6,947
Total equity	13,442	12,390
Total Liabilities and Equity	$37,278	$35,780

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Net sales	$3,979	$4,867	$7,544	$9,533
Other revenues from operations	347	323	676	584
Net gain from investment activities	592	1,132	1,183	1,101
Interest and dividend income	47	44	100	103
Other income (loss), net	19	13	(8)	48
	4,984	6,379	9,495	11,369
Expenses:
Cost of goods sold	3,324	4,327	6,449	8,469
Other expenses from operations	161	163	316	292
Selling, general and administrative	528	456	1,005	816
Restructuring	27	30	39	38
Impairment	3	1	4	2
Interest expense	287	197	557	367
	4,330	5,174	8,370	9,984
Income before income tax expense	654	1,205	1,125	1,385
Income tax expense	(113)	(82)	(162)	(185)
Net income	541	1,123	963	1,200
Less: net income attributable to non-controlling interests	(329)	(634)	(590)	(740)
Net income attributable to Icahn Enterprises	$212	$489	$373	$460

Net income attributable to Icahn Enterprises allocable to:
Limited partners	$208	$479	$366	$451
General partner	4	10	7	9
	$212	$489	$373	$460

Basic and diluted income per LP unit	$1.68	$4.06	$2.95	$3.85
Basic and diluted weighted average LP units outstanding	124	118	124	117
Cash distributions declared per LP unit	$1.50	$1.50	$3.00	$3.00

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$541	$1,123	$963	$1,200
Other comprehensive income (loss), net of tax:
Post-employment benefits	2	3	24	5
Hedge instruments	(2)	2	(1)	2
Translation adjustments and other	25	3	(103)	(2)
Other comprehensive income (loss), net of tax	25	8	(80)	5
Comprehensive income	566	1,131	883	1,205
Less: Comprehensive income attributable to non-controlling interests	(333)	(635)	(572)	(740)
Comprehensive income attributable to Icahn Enterprises	$233	$496	$311	$465

Comprehensive income attributable to Icahn Enterprises allocable to:
Limited partners	$229	$486	$305	$456
General partner	4	10	6	9
	$233	$496	$311	$465

Accumulated other comprehensive loss was $1,373 million and $1,293 million at June 30, 2015 and December 31, 2014, respectively.

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2014	$(229)	$5,672	$5,443	$6,947	$12,390
Net income	7	366	373	590	963
Other comprehensive loss	(1)	(61)	(62)	(18)	(80)
Partnership distributions	(1)	(57)	(58)	—	(58)
Investment segment contributions	—	—	—	245	245
Distributions to non-controlling interests in subsidiaries	—	—	—	(115)	(115)
Proceeds from subsidiary equity offerings	—	—	—	31	31
Acquisitions	—	—	—	65	65
Changes in subsidiary equity and other	—	(9)	(9)	10	1
Balance, June 30, 2015	$(224)	$5,911	$5,687	$7,755	$13,442

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2013	$(216)	$6,308	$6,092	$7,217	$13,309
Net income	9	451	460	740	1,200
Other comprehensive loss	—	5	5	—	5
Partnership distributions	(1)	(71)	(72)	—	(72)
Investment segment contributions	—	—	—	500	500
Distributions to non-controlling interests in subsidiaries	—	—	—	(493)	(493)
Proceeds from subsidiary equity offering	—	9	9	131	140
Changes in subsidiary equity and other	3	134	137	1	138
Balance, June 30, 2014	$(205)	$6,836	$6,631	$8,096	$14,727

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$963	$1,200
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gain from securities transactions	(1,020)	(1,849)
Purchases of securities	(542)	(4,005)
Proceeds from sales of securities	1,515	1,074
Purchases to cover securities sold, not yet purchased	(186)	(83)
Proceeds from securities sold, not yet purchased	895	54
Changes in receivables and payables relating to securities transactions	(1,463)	2,299
Loss on extinguishment of debt	2	162
Equity earnings from non-consolidated affiliates	(32)	(26)
Depreciation and amortization	419	395
Deferred taxes	75	90
Other, net	(12)	29
Changes in cash held at consolidated affiliated partnerships and restricted cash	(322)	(898)
Changes in other operating assets and liabilities	(139)	720
Net cash provided by (used in) operating activities	153	(838)
Cash flows from investing activities:
Capital expenditures	(729)	(587)
Acquisition of business, net of cash acquired	(786)	(402)
Proceeds from sale of investments	68	—
Net proceeds from the sale and disposition of assets	54	—
Purchases of investments	(107)	(78)
Other, net	7	19
Net cash used in investing activities	(1,493)	(1,048)
Cash flows from financing activities:
Capital contribution by non-controlling interests	245	500
Partnership distributions	(58)	(72)
Proceeds from offering of subsidiary equity	31	164
Distributions to non-controlling interests in subsidiaries	(115)	(493)
Proceeds from issuance of senior unsecured notes	—	4,991
Proceeds from other borrowings	1,122	4,242
Repayment of senior unsecured notes	—	(3,625)
Repayments of other borrowings	(643)	(3,730)
Other, net	(15)	(24)
Net cash provided by financing activities	567	1,953
Effect of exchange rate changes on cash and cash equivalents	15	4
Net (decrease) increase in cash and cash equivalents	(758)	71
Cash and cash equivalents, beginning of period	2,912	3,262
Cash and cash equivalents, end of period	$2,154	$3,333

Supplemental information:
Cash payments for interest, net of amounts capitalized	$312	$300
Net cash (refunds) payments for income taxes	$(14)	$57
Fair value of investment in Ferrous Resources prior to acquisition of controlling interest	$36	$—
Construction in progress additions included in accounts payable	$26	$24
Changes in accounts payable related to construction in progress additions	$—	$(9)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
Cash and cash equivalents	$2,154	$2,912
Cash held at consolidated affiliated partnerships and restricted cash	1,770	1,435
Investments	14,466	14,500
Accounts receivable, net	2,027	1,691
Inventories, net	2,339	1,879
Property, plant and equipment, net	9,666	8,955
Goodwill	2,085	2,000
Intangible assets, net	1,140	1,088
Other assets	1,655	1,343
Total Assets	$37,302	$35,803
LIABILITIES AND EQUITY
Accounts payable	$1,549	$1,387
Accrued expenses and other liabilities	2,576	2,235
Deferred tax liability	1,327	1,255
Securities sold, not yet purchased, at fair value	977	337
Due to brokers	3,922	5,197
Post-employment benefit liability	1,365	1,391
Debt	12,120	11,588
Total liabilities	23,836	23,390

Commitments and contingencies (Note 17)

Equity:
Limited partner	5,994	5,751
General partner	(283)	(285)
Equity attributable to Icahn Enterprises Holdings	5,711	5,466
Equity attributable to non-controlling interests	7,755	6,947
Total equity	13,466	12,413
Total Liabilities and Equity	$37,302	$35,803

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Net sales	$3,979	$4,867	$7,544	$9,533
Other revenues from operations	347	323	676	584
Net gain from investment activities	592	1,132	1,183	1,101
Interest and dividend income	47	44	100	103
Other income (loss), net	19	13	(8)	48
	4,984	6,379	9,495	11,369
Expenses:
Cost of goods sold	3,324	4,327	6,449	8,469
Other expenses from operations	161	163	316	292
Selling, general and administrative	528	456	1,005	816
Restructuring	27	30	39	38
Impairment	3	1	4	2
Interest expense	286	196	556	366
	4,329	5,173	8,369	9,983
Income before income tax expense	655	1,206	1,126	1,386
Income tax expense	(113)	(82)	(162)	(185)
Net income	542	1,124	964	1,201
Less: net income attributable to non-controlling interests	(329)	(634)	(590)	(740)
Net income attributable to Icahn Enterprises Holdings	$213	$490	$374	$461

Net income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$211	$485	$370	$456
General partner	2	5	4	5
	$213	$490	$374	$461

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$542	$1,124	$964	$1,201
Other comprehensive income (loss), net of tax:
Post-employment benefits	2	3	24	5
Hedge instruments	(2)	2	(1)	2
Translation adjustments and other	25	3	(103)	(2)
Other comprehensive income (loss), net of tax	25	8	(80)	5
Comprehensive income	567	1,132	884	1,206
Less: Comprehensive income attributable to non-controlling interests	(333)	(635)	(572)	(740)
Comprehensive income attributable to Icahn Enterprises Holdings	$234	$497	$312	$466

Comprehensive income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$232	$492	$309	$461
General partner	2	5	3	5
	$234	$497	$312	$466

Accumulated other comprehensive loss was $1,373 million and $1,293 million at June 30, 2015 and December 31, 2014, respectively.

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2014	$(285)	$5,751	$5,466	$6,947	$12,413
Net income	4	370	374	590	964
Other comprehensive loss	(1)	(61)	(62)	(18)	(80)
Partnership distributions	(1)	(57)	(58)	—	(58)
Investment segment contributions	—	—	—	245	245
Distributions to non-controlling interests in subsidiaries	—	—	—	(115)	(115)
Proceeds from subsidiary equity offerings	—	—	—	31	31
Acquisitions	—	—	—	65	65
Changes in subsidiary equity and other	—	(9)	(9)	10	1
Balance, June 30, 2015	$(283)	$5,994	$5,711	$7,755	$13,466

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2013	$(279)	$6,393	$6,114	$7,217	$13,331
Net income	5	456	461	740	1,201
Other comprehensive loss	—	5	5	—	5
Partnership distributions	(1)	(71)	(72)	—	(72)
Investment segment contributions	—	—	—	500	500
Distributions to non-controlling interests in subsidiaries	—	—	—	(493)	(493)
Proceeds from subsidiary equity offering	—	9	9	131	140
Changes in subsidiary equity and other	1	136	137	1	138
Balance, June 30, 2014	$(274)	$6,928	$6,654	$8,096	$14,750

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$964	$1,201
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gain from securities transactions	(1,020)	(1,849)
Purchases of securities	(542)	(4,005)
Proceeds from sales of securities	1,515	1,074
Purchases to cover securities sold, not yet purchased	(186)	(83)
Proceeds from securities sold, not yet purchased	895	54
Changes in receivables and payables relating to securities transactions	(1,463)	2,299
Loss on extinguishment of debt	2	162
Equity earnings from non-consolidated affiliates	(32)	(26)
Depreciation and amortization	418	394
Deferred taxes	75	90
Other, net	(12)	29
Changes in cash held at consolidated affiliated partnerships and restricted cash	(322)	(898)
Changes in other operating assets and liabilities	(139)	720
Net cash provided by (used in) operating activities	153	(838)
Cash flows from investing activities:
Capital expenditures	(729)	(587)
Acquisition of business, net of cash acquired	(786)	(402)
Proceeds from sale of investments	68	—
Net proceeds from the sale and disposition of assets	54	—
Purchases of investments	(107)	(78)
Other, net	7	19
Net cash used in investing activities	(1,493)	(1,048)
Cash flows from financing activities:
Capital contribution by non-controlling interests	245	500
Partnership distributions	(58)	(72)
Proceeds from offering of subsidiary equity	31	164
Distributions to non-controlling interests in subsidiaries	(115)	(493)
Proceeds from issuance of senior unsecured notes	—	4,991
Proceeds from other borrowings	1,122	4,242
Repayment of senior unsecured notes	—	(3,625)
Repayments of other borrowings	(643)	(3,730)
Other, net	(15)	(24)
Net cash provided by financing activities	567	1,953
Effect of exchange rate changes on cash and cash equivalents	15	4
Net (decrease) increase in cash and cash equivalents	(758)	71
Cash and cash equivalents, beginning of period	2,912	3,262
Cash and cash equivalents, end of period	$2,154	$3,333

Supplemental information:
Cash payments for interest, net of amounts capitalized	$312	$300
Net cash (refunds) payments for income taxes	$(14)	$57
Fair value of investment in Ferrous Resources prior to acquisition of controlling interest	$36	$—
Construction in progress additions included in accounts payable	$26	$24
Changes in accounts payable related to construction in progress additions	$—	$(9)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of June 30, 2015. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 10, "Debt," and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned 112,285,454, or approximately 88.7%, of Icahn Enterprises' outstanding depositary units as of June 30, 2015.
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Automotive, Energy, Metals, Railcar, Gaming, Mining, Food Packaging, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings (unless otherwise noted), and investment activity and expenses associated with the Holding Company. Further information regarding our continuing reportable segments is contained in Note 2, “Operating Units,” and Note 13, “Segment Reporting.”
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
Summary of New Significant Accounting Policies
As further described in Note 2, "Operating Units - Mining," we obtained a controlling interest in Ferrous Resources Limited ("Ferrous Resources"), which constitutes our Mining segment, during the second quarter of 2015. As a result, we have the following new accounting policies that are applicable to our Mining segment:
Revenue Recognition
Our Mining segment recognizes revenue when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product and is based on the applicable shipping terms. Revenue is measured at the fair value of the consideration received or receivable, with any adjustments as a result of provisional pricing recorded against revenue.
Exploration and Evaluation Expenditures
Exploration and evaluation expenditures relate to costs incurred in the exploration and evaluation of potential mineral reserves and include costs such as exploratory drilling, sample testing and the costs of feasibility studies. For our Mining

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

segment, exploration and evaluation expenditures other than that acquired through the purchase of another mining company, are expensed as incurred.
Purchased exploration and evaluation assets are recognized as assets at their cost of acquisition or at fair value if purchased as part of a business combination.
An impairment review is performed, either individually or at the cash-generating unit level, when there are indicators that the carrying amount of the assets may exceed their recoverable amounts. To the extent the carrying values exceed their recoverable amounts, the excess is recognized as an impairment charge in the statements of operations in the period this is determined. Exploration assets are reassessed on a regular basis and these costs are carried forward provided that certain conditions are met.
Expenditures are transferred to mine development assets once the work completed supports the future development of the property, provided that technical feasibility and commercial viability studies have been successfully completed.
Mining Properties and Mine Development Expenditures
The costs of acquiring mineral reserves and resources for our Mining segment are capitalized on the consolidated balance sheets as incurred. Capitalized mineral reserves and mine development expenditures are, upon commencement of commercial production, depreciated using a unit of production method based on the estimated economically recoverable reserves to which they relate, or are written off if abandoned. The net carrying amounts of the mineral reserves and resources and capitalized mine development expenditures at each mine property are reviewed for impairment either individually or at the cash-generating unit level when events and circumstances indicate that the carrying amount may not be recoverable. To the extent the carrying values exceed their recoverable amounts, the excess is recognized as an impairment charge in the statements of operations in the period this is determined.
In our Mining segment's operations, it is necessary to remove overburden and other waste in order to access the ore body. During the pre-production phase, these costs are capitalized as part of the cost of the mine property and depreciated using a units of production method once the mine enters into a full commercial production phase. The costs of removal of the waste material during a mine's production phase are expensed as incurred.
Inventories
Our Mining segment's inventories are valued at the lower of cost or market. Cost includes all costs incurred in the normal course of business in bringing each product to its present location and condition, including direct materials and direct labor costs, and an allocation of production overheads based on normal production capacity. Cost is calculated using weighted average unit cost.
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
June 30, 2015 (Unaudited)

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
See Note 4, “Investments and Related Matters,” and Note 5, “Fair Value Measurements,” for a detailed discussion of our investments.
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of June 30, 2015 was approximately $12.1 billion and $12.2 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2014 was each approximately $11.6 billion.
Restricted Cash
Our restricted cash balance was approximately $1.5 billion and $1.3 billion as of June 30, 2015 and December 31, 2014, respectively.
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
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, creating a new topic, FASB ASC Topic 606, Revenue from Contracts with Customers, superseding revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016, using one of two retrospective application methods. Early adoption is not permitted. On July 9, 2015, the FASB approved a one-year deferral of the effective date of this standard but will permit companies to adopt this standard on the original effective date. The FASB expects to issue its final ASU formally amending the effective date by the end of the third quarter of 2015. We are currently evaluating the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

impact of this guidance on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
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
In February 2015, the FASB issued ASU No. 2015-02, which amends FASB ASU Topic 810, Consolidations. This ASU amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. This ASU requires that limited partnerships and similar legal entities provide partners with either substantive kick-out rights or substantive participating rights over the general partner in order to be considered a voting interest entity. The specialized consolidation model and guidance for limited partnerships and similar legal entities have been eliminated. There is no longer a presumption that a general partner should consolidate a limited partnership. For limited partnerships and similar legal entities that qualify as voting interest entities, a limited partner with a controlling financial interest should consolidate a limited partnership. A controlling financial interest may be achieved through holding a limited partner interest that provides substantive kick-out rights. The standard is effective for annual periods beginning after December 15, 2015. We believe that the adoption of this guidance will not have a material effect on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
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
In April 2015, the FASB issued ASU No. 2015-04, Compensation-Retirement Benefits: Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets, which amends FASB ASU Topic 715, Compensation - Retirement Benefits. This ASU provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. We anticipate that the adoption of this guidance will have minimal impact on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In April 2015, the FASB issued ASU No. 2015-06, Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions, which amends FASB ASU Topic 260, Earnings Per Share. This ASU requires that for purposes of calculating earnings per share under the two-class method, the earnings or losses of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners would not change as a result of the drop down transaction. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The adoption of this guidance will have no impact on our consolidated financial statements and footnote disclosures as we have historically allocated earnings or losses of a transferred business before the date of applicable dropdown transactions to the general partner for purposes of calculating earnings per share.
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
June 30, 2015 (Unaudited)

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
We had interests in the Investment Funds with a fair value of approximately $4.6 billion and $4.3 billion as of June 30, 2015 and December 31, 2014, respectively.
Automotive
We conduct our Automotive segment through our majority ownership in Federal-Mogul and IEH Auto Holdings, LLC ("IEH Auto"), which acquired certain automotive assets of Uni-Select, Inc. through an acquisition that was consummated during the second quarter of 2015 (see below for further discussion).
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
Federal-Mogul operates with two end-customer focused businesses. The Powertrain business unit focuses on original equipment products for automotive, heavy duty and industrial applications. The Motorparts business unit sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers and other vehicle components. This organizational model allows for a strong product line focus benefitting both original equipment and aftermarket customers and enables the global Federal-Mogul teams to be responsive to customers’ needs for superior products and to promote greater identification with Federal-Mogul premium brands. Additionally, this organizational model enhances management focus to capitalize on opportunities for organic and acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases.
IEH Auto has 39 distribution centers and satellite locations and 240 corporate-owned jobber stores in the United States and supports a network of more than 2,000 independent wholesalers. IEH Auto operates independently of Federal-Mogul.
Transactions between Federal-Mogul and IEH Auto have been eliminated in consolidation.
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
June 30, 2015 (Unaudited)

continue to operate as two separate, independent businesses. No assurances can be given regarding the ultimate timing of the separation or that it will be consummated.
TRW Acquisition
On February 6, 2015, certain subsidiaries of Federal-Mogul finalized an agreement with TRW Automotive Holdings Corp. ("TRW") to purchase certain business assets of the TRW engine components business. The business was acquired through a combination of asset and stock purchases for a base purchase price of $309 million with $6 million of consideration to be payable upon certain conditions being met. The purchase price was funded primarily from the Federal-Mogul Replacement Revolving Facility (as defined herein) and is subject to certain customary closing and post-closing adjustments. The purchase of TRW’s engine valve business adds a new product line to Federal-Mogul's portfolio, strengthens its position as a leading developer and supplier of core components for engines, and enhances its ability to support its customers to improve fuel economy and reduce emissions.
A preliminary valuation of the net assets of the TRW engine components business acquisition resulted in $140 million allocated to tangible net assets, $85 million to goodwill and $90 million to other identified intangible assets as of the acquisition date. Because Federal-Mogul is in the process of finalizing certain customary post-closing adjustments, the provisional measurements of net assets are subject to change. The valuation of net assets was performed utilizing cost, income and market approaches. The TRW engine components business acquisition is not material, individually or in the aggregate with the IEH Auto and Ferrous Resources acquisitions, to our condensed consolidated financial statements.
IEH Auto Acquisition
On June 1, 2015, IEH Auto acquired substantially all of the auto parts assets in the United States of Uni-Select, Inc., a leading automotive parts distributor for domestic and imported vehicles, for a purchase price of $330 million, subject to certain customary post-closing adjustment. A preliminary valuation of the net assets of the IEH Auto business acquisition resulted in $339 million allocated to tangible net assets and $2 million allocated to other identified intangible assets as of the acquisition date. In addition, we recorded a bargain purchase gain of $3 million, net of taxes related to this purchase, representing the difference of the fair value of net assets acquired over the consideration transferred as of the acquisition date. The bargain purchase was recorded in other income, net on the condensed consolidated statements of operations. We reassessed whether we had correctly identified all of the assets acquired and all of the liabilities assumed of the IEH Auto business acquisition before recognizing a gain on a bargain purchase. We concluded that we had appropriately reviewed our procedures for measuring and allocating fair values of the IEH Auto business acquisition before recognizing a bargain purchase gain.
Because IEH Auto is in the process of finalizing certain customary post-closing adjustments, the provisional measurements of net assets are subject to change. The valuation of net assets was performed utilizing cost, income and market approaches. The acquisition of IEH Auto was not material, individually or in the aggregate with the TRW engine components business acquisition and the Ferrous Resources acquisition, to our condensed consolidated financial statements.
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
As of June 30, 2015, we owned approximately 82.0% of the total outstanding common stock of Federal-Mogul.
Accounts Receivable, net
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $383 million and $306 million as of June 30, 2015 and December 31, 2014, respectively. Of those gross amounts, $365 million and $293 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the condensed consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of June 30, 2015 and December 31, 2014, Federal-Mogul had withdrawn cash related to such transferred receivables of $2 million and $2 million, respectively. Proceeds from the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

transfers of accounts receivable qualifying as sales were $410 million and $445 million for the three months ended June 30, 2015 and 2014, respectively, and $800 million and $855 million for the six months ended June 30, 2015 and 2014, respectively.
For the three months ended June 30, 2015 and 2014, expenses associated with transfers of receivables were $2 million and $2 million, respectively. For the six months ended June 30, 2015 and 2014, expenses associated with transfers of receivables were $4 million and $3 million, respectively. Such expenses were recorded in the condensed consolidated statements of operations within other income (loss), net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.
Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposure to Federal-Mogul associated with certain of these facilities' terms were $15 million and $17 million as of June 30, 2015 and December 31, 2014, respectively. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of both June 30, 2015 and December 31, 2014, Federal-Mogul estimated the loss to be immaterial.
Restructuring
During the three months ended June 30, 2015 and 2014, Federal-Mogul recorded $27 million and $30 million, respectively, in restructuring charges. During the six months ended June 30, 2015 and 2014, Federal-Mogul recorded $39 million and $38 million, respectively, in restructuring charges. These restructuring charges, primarily consisting of employee costs and headcount reductions, pertain to all restructuring programs that Federal-Mogul has initiated in order to improve its operating performance.
Restructuring expenses for the three months ended June 30, 2015 primarily relate to the reshaping of Federal-Mogul's aftermarket distribution network in Europe and separation programs in various European countries, primarily Germany, aimed at integrating the recently acquired Honeywell braking component locations. Federal-Mogul expects to complete these programs in 2018 and incur additional restructuring and other charges of approximately $30 million in connection therewith. For programs previously initiated, Federal-Mogul expects to complete these programs in 2016 and incur additional restructuring and other charges of approximately $15 million.
Energy
We conduct our Energy segment through our majority ownership in CVR. CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate ("UAN") and ammonia. As of June 30, 2015, CVR owned 100% of the general partners of CVR Refining and CVR Partners and approximately 66% of the common units of CVR Refining and approximately 53% of the common units of CVR Partners.
As of June 30, 2015, we owned approximately 82.0% of the total outstanding common stock of CVR. In addition, as of June 30, 2015, we owned approximately 4.0% of the total outstanding common units of CVR Refining directly.
Equity Offerings
On June 30, 2014, CVR Refining completed an underwritten offering (the “Follow-on Offering”), resulting in gross proceeds of $170 million before giving effect to underwriting discounts and other offering expenses. On July 24, 2014, the underwriters exercised their option to purchase additional common units of CVR Refining, resulting in additional gross proceeds of $15 million. CVR Refining used this $15 million in gross proceeds to redeem an equal amount of common units from CVR Refining Holdings, LLC. Additionally, on July 24, 2014, CVR Refining Holdings, LLC sold common units to the public in connection with the underwriters' exercise of their remaining option to purchase additional common units, resulting in net proceeds of $10 million.
As a result of the Follow-on Offering during the six months ended June 30, 2014, our consolidated equity increased by an aggregate of $140 million, of which $131 million was attributable to non-affiliated non-controlling interests and $9 million was attributable to both Icahn Enterprises and Icahn Enterprises Holdings. These offerings are reflected in proceeds from subsidiary equity offerings in our condensed consolidated statements of changes in equity.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

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
In addition to the refineries, CVR's petroleum business owns and operates the following: (1) a crude oil gathering system with a gathering capacity of over 60,000 barrels per day ("bpd") serving Kansas, Oklahoma, Missouri, Colorado, Nebraska and Texas; (2) a 170,000 bpd pipeline system (supported by approximately 336 miles of active owned and leased pipeline) that transports crude oil to its Coffeyville refinery from its Broome Station facility near Caney, Kansas; (3) over 6.0 million barrels of owned and leased crude oil storage; (4) a rack marketing division supplying product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and at throughput terminals on Magellan and NuStar Energy, LP's ("NuStar") refined products distribution systems; and (5) approximately 4.5 million barrels of combined refinery related storage capacity.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

As of June 30, 2015, we owned approximately 55.6% of the total outstanding common stock of ARI and had a 75.0% economic interest in ARL.
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
As of June 30, 2015, we owned approximately 67.9% of the total outstanding common stock of Tropicana.
Mining
We conduct our Mining segment through our majority ownership in Ferrous Resources. As discussed below, we obtained control of and consolidated the results of Ferrous Resources during the second quarter of 2015.
Ferrous Resources acquired certain rights to iron ore mineral resources in Brazil and develops mining operations and related infrastructure to produce and sell iron ore products to the global steel industry. Ferrous Resources has acquired significant iron ore assets in the State of Minas Gerais, Brazil, known as Viga, Viga Norte, Esperança, Serrinha and Santanense. In addition, Ferrous Resources has acquired certain mineral rights near Jacuípe in the State of Bahia, Brazil. Of the assets acquired, Viga, Esperança and Santanense are already extracting and producing iron ore, while the other assets are at an early stage of exploration.
Acquisition
On April 25, 2015, IEP Ferrous Brazil LLC ("IEP Ferrous"), a wholly owned subsidiary of ours, entered into an agreement which provided that IEP Ferrous would launch a tender offer to purchase any and all of the outstanding shares of Ferrous Resources for $0.36 per share and backstop a certain rights offering of up to $40 million.
Prior to the tender offer, IEP Ferrous owned approximately 14.1% of the total outstanding shares of Ferrous Resources. As a result of the tender offer, IEP Ferrous obtained control of Ferrous Resources through the purchase of additional shares of Ferrous Resources on June 8, 2015 (the acquisition date), and additional shares of Ferrous Resources on June 26, 2015 for a combined aggregate tender consideration of $180 million. In addition, on June 26, 2015, pursuant to a certain rights offering, we purchased additional shares of Ferrous Resources for an aggregate consideration of $29 million. As a result, as of June 30, 2015, we owned approximately 77.2% of the total outstanding common stock of Ferrous Resources.
Prior to obtaining a controlling interest, we remeasured our equity interest in Ferrous Resources to its acquisition-date fair value of $36 million, resulting in a $4 million loss on investment activities.
A preliminary valuation of the net assets of the Ferrous Resources business acquisition resulted in $362 million allocated to tangible net assets as of the acquisition date. Because IEP Ferrous is in the process of finalizing certain customary post-closing adjustments, the provisional measurements of net assets are subject to change. The valuation of net assets was performed utilizing cost, income and market approaches. The acquisition of Ferrous Resources was not material, individually or in the aggregate with the TRW engine components business acquisition and the IEH Auto acquisition, to our condensed consolidated financial statements.
Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase currently operates nine manufacturing facilities and six distribution centers throughout North America, Europe, South America and Asia and derives approximately 69% of its total net sales from customers located outside the United States.
As of June 30, 2015, we owned approximately 73.3% of the total outstanding common stock of Viskase.
Real Estate
Our Real Estate segment consists of rental real estate, property development and resort activities.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

As of June 30, 2015, we owned 27 commercial rental real estate properties. Our property development operations are run primarily through Bayswater Development LLC, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor development property in Vero Beach, Florida include land for future residential development of approximately 244 and 1,128 units of residential housing, respectively. Both developments operate golf and resort operations as well. During the six months ended June 30, 2015, we sold the Oak Harbor development and operations, which historically operated as part of Grand Harbor. In addition, our Real Estate segment owns an unfinished development property which is located on approximately 23 acres in Las Vegas, Nevada.
As of June 30, 2015 and December 31, 2014, $28 million and $31 million, respectively, of the net investment in financing leases and net real estate leased to others which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.
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
Investment
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. During the first quarter of 2015, affiliates of Mr. Icahn made investments aggregating $245 million in the Investment Funds. As of June 30, 2015 and December 31, 2014, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings) was approximately $5.4 billion and $4.8 billion, respectively, representing approximately 54% and 53%, respectively, of the Investment Funds' assets under management.
Icahn Capital LP ("Icahn Capital") pays for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent); such expenses are allocated to Icahn Capital in accordance with each investor's capital accounts in the Investment Funds. Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds, generally when such expenses are paid. For the three months ended June 30, 2015 and 2014, $130 million and $86 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement. For the six months ended June 30, 2015 and 2014, $228 million and $102 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.
Railcar
Agreements with ACF Industries LLC
ARI has from time to time purchased components from ACF under a long-term agreement, as well as on a purchase order basis. Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at ARI’s instruction, various railcar components. In consideration for these services, ARI agreed to pay ACF based on agreed upon rates. The agreement automatically renews unless written notice is provided by ARI.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

Also in April 2015, ARI entered into a parts purchasing and sale agreement with ACF. The agreement was unanimously approved by the independent directors of ARI’s and Icahn Enterprises' audit committee. Under this agreement, ARI and ACF may, from time to time, purchase and sell to each other certain parts for railcars ("Railcar Parts"). ARI also provides a non-exclusive and non-assignable license of certain intellectual property related to the manufacture and sale of Railcar Parts to ARI. The buyer under the agreement must pay the market price of the parts as determined in the agreement or as stated on a public website for all ARI buyers. ARI may provide designs, engineering and purchasing support, including all materials and components to ACF. Subject to certain early termination events, the agreement terminates on December 31, 2020.
ARI purchased $7 million and $1 million of components from ACF during the three months ended June 30, 2015 and 2014, respectively, and $9 million and $1 million for the six months ended June 30, 2015 and 2014, respectively.
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
ARI's revenues under this agreement were $4 million and $6 million for the three months ended June 30, 2015 and 2014, respectively, and $6 million and $12 million for the six months ended June 30, 2015 and 2014, respectively, for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF.
In April 2015, ARI entered into a repair services and support agreement with ACF. The agreement was unanimously approved by the independent directors of ARI’s and Icahn Enterprises' audit committee. Under this agreement, ARI provides certain sales and administrative and technical services, materials and purchasing support and engineering services to ACF to provide repair and retrofit services ("Repair Services"). Additionally, ARI provides a non-exclusive and non-assignable license of certain intellectual property related to the Repair Services for railcars. ARI receives 30% of the net profits (as defined in the agreement) for Repair Services related to all railcars not owned by ARL or its subsidiaries and 20% of the net profits for Repair Services related to all railcars owned by ARL or its subsidiaries, if any, but does not absorb any losses incurred by ACF.
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
No revenues have been recorded under this agreement in 2015.
In April 2013, AEP Leasing entered into an agreement (the "ACF Agreement") with ACF whereby AEP Leasing would purchase a total of 1,050 railcars from ACF in 2013 and 2014 for an aggregate purchase price of approximately $150 million.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

Additionally, AEP Leasing had an option to purchase an additional 500 railcars for an aggregate purchase price of approximately $70 million. During the second quarter of 2014, AEP Leasing exercised its option to purchase an additional 296 railcars for an aggregate purchase price of $42 million.
The ACF Agreement was assumed by ARL in connection with our purchase of a 75.0% economic interest in ARL. The ACF Agreement was unanimously approved by Icahn Enterprises' audit committee consisting of independent directors, who were advised by independent counsel and an independent financial advisor on the basis that the terms were not less favorable than those terms that could have been obtained in a comparable transaction with an unaffiliated third party. Under this agreement, purchases of railcars from ACF were zero and $36 million for the three months ended June 30, 2015 and 2014, respectively, and $9 million and $63 million for the six months ended June 30, 2015 and 2014, respectively.
In addition to the above purchases, on a contract-by-contract basis, ARL purchased $21 million and $27 million of railcars from ACF for the three and six months ended June 30, 2015, respectively.
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
In December 2012, Icahn Sourcing advised Icahn Enterprises that effective January 1, 2013 it would restructure its ownership and change its name to Insight Portfolio Group LLC (“Insight Portfolio Group”).  In connection with the restructuring, Icahn Enterprises Holdings acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of Icahn Enterprises Holdings, including Federal-Mogul, CVR, Tropicana, ARI, ARL, Viskase, PSC Metals and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. A number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. For each of three and six months ended June 30, 2015 and 2014, immaterial amounts were paid in respect to certain of the Insight Portfolio Group's operating expenses.

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
Our Investment segment applied the fair value option to certain of its investments that would have otherwise been subject to the equity method of accounting.  As of both June 30, 2015 and December 31, 2014, the fair value of these investments was less than $1 million. During the three months ended June 30, 2015 and 2014, our Investment segment recorded gains (losses) of $1 million and $(1) million, respectively, associated with these investments. During the six months ended June 30, 2015 and 2014, our Investment segment recorded (losses) gains of $(1) million and $1 million, respectively, associated with these investments. Such amounts are included in net gain from investment activities in our condensed consolidated statements of operations.
We believe that these investments to which we applied the fair value option are not material, individually or in the aggregate, to our condensed consolidated financial statements.
The portion of trading gains that relates to trading securities still held by our Investment segment for the three months ended June 30, 2015 and 2014 was $229 million and approximately $1.6 billion, respectively, and for the six months ended June 30, 2015 and 2014 was $624 million and approximately $1.7 billion, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

Other Segments
The carrying value of investments held by our Automotive, Energy, Railcar, Gaming and Home Fashion segments and our Holding Company consist of the following:

	June 30, 2015	December 31, 2014
	(in millions)
Equity method investments	$306	$298
Other investments	208	241
	$514	$539
Our Holding Company applies the fair value option to its investments that would otherwise be subject to the equity method of accounting. We record unrealized gains and losses for the change in fair value of such investments as a component of net gain from investment activities in the condensed consolidated statements of operations.
During the six months ended June 30, 2015, our Energy segment received proceeds of $68 million for the sale of a portion of its investment in available-for-sale securities. The aggregate cost basis for the available-for-sale securities sold was $48 million. Upon the sale of the available-for-sale securities, our Energy segment reclassified an unrealized gain of $20 million from accumulated other comprehensive loss and recognized a realized gain in net gain from investment activities in the condensed consolidated statements of operations for the six months ended June 30, 2015. At the end of the first quarter of 2015, our Energy segment's remaining available-for-sale securities, with an aggregate cost basis of $26 million, were reclassified to trading securities based on our Energy segment's ability and intent with respect to the securities. In connection with the transfer to trading securities, an unrealized gain of $12 million previously recorded in accumulated other comprehensive loss was reclassified to net gain from investment activities in the condensed consolidated statements of operations for the six months ended June 30, 2015. During the three months ended June 30, 2015, the trading securities were sold, and our Energy segment received proceeds of $38 million and recognized an additional realized gain of less than $1 million in net gain from investment activities in the condensed consolidated statements of operations for the three and six months ended June 30, 2015.

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
June 30, 2015 (Unaudited)

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
Investment
The following table summarizes the valuation of the Investment Funds' investments and derivative contracts by the above fair value hierarchy levels as of June 30, 2015 and December 31, 2014:

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments:
Equity securities:
Basic materials	$65	$30	$—	$95	$—	$—	$—	$—
Communications	2,698	—	—	2,698	2,846	—	—	2,846
Consumer, non-cyclical	2,573	—	—	2,573	2,308	—	—	2,308
Consumer, cyclical	295	—	—	295	436	—	—	436
Diversified	24	—	—	24	23	—	—	23
Energy	1,050	26	—	1,076	1,895	—	—	1,895
Financial	135	78	—	213	417	—	—	417
Industrial	227	6	—	233	79	20	—	99
Technology	6,485	—	—	6,485	5,635	—	—	5,635
	13,552	140	—	13,692	13,639	20	—	13,659
Corporate debt:
Consumer, cyclical	—	—	62	62	—	—	75	75
Energy	—	3	—	3	—	19	—	19
Financial	—	5	—	5	—	7	—	7
Utilities	—	24	—	24	—	28	—	28
	—	32	62	94	—	54	75	129
Mortgage-backed securities:
Financial	—	166	—	166	—	173	—	173
	13,552	338	62	13,952	13,639	247	75	13,961
Derivative contracts, at fair value(1)	—	144	—	144	—	3	—	3
	$13,552	$482	$62	$14,096	$13,639	$250	$75	$13,964
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Basic Materials	$—	$13	$—	$13	$—	$—	$—	$—
Consumer, cyclical	908	—	—	908	$334	—	—	334
Funds	40	13	—	53	—	—	—	—
	948	26	—	974	334	—	—	334
Debt securities:
Funds	—	3	—	3	—	3	—	3
	948	29	—	977	334	3	—	337
Derivative contracts, at fair value(2)	—	641	—	641	—	614	—	614
	$948	$670	$—	$1,618	$334	$617	$—	$951

(1)	Included in other assets in our condensed consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

The changes in investments measured at fair value on a recurring basis for which our Investment segment has used Level 3 input to determine fair value are as follows:

	Six Months Ended June 30,
	2015	2014
	(in millions)
Balance at January 1	$75	$287
Gross realized and unrealized losses included in earnings	(13)	(65)
Distribution-in-kind	—	(110)
Gross proceeds	—	(2)
Balance at June 30	$62	$110
Unrealized losses of $13 million and $33 million were included in earnings related to Level 3 investments still held at June 30, 2015 and 2014, respectively, by our Investment segment. Total realized and unrealized gains and losses recorded for Level 3 investments are reported in net gain from investment activities in our condensed consolidated statements of operations.
The Investment Funds held one Level 3 corporate debt investment at June 30, 2015.  In prior periods, in determining the fair value of this investment, we performed a yield analysis of comparable loans to which we applied a risk premium. As a result of the underlying company’s performance and bankruptcy filing in the third quarter of 2014, however, we determined that it was more appropriate to measure the fair value of our debt investment through an enterprise value analysis.
Other Segments and Holding Company
The following table summarizes the valuation of our Automotive, Energy and Gaming segments and our Holding Company investments, derivative contracts and other liabilities by the above fair value hierarchy levels as of June 30, 2015 and December 31, 2014:

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Marketable equity and debt securities	$10	$—	$198	$208	$75	$3	$108	$186
Trading securities	—	—	—	—	—	—	55	55
Derivative contracts, at fair value(1)	—	23	—	23	—	47	—	47
	$10	$23	$198	$231	$75	$50	$163	$288
Liabilities
Other liabilities	$—	$14	$—	$14	$—	$50	$—	$50
Derivative contracts, at fair value(2)	—	8	—	8	—	2	—	2
	$—	$22	$—	$22	$—	$52	$—	$52

(1)	Amounts are classified within other assets in our condensed consolidated balance sheets.

(2)	Amounts are classified within accrued expenses and other liabilities in our condensed consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

The changes in investments measured at fair value on a recurring basis for which our Gaming segment and Holding Company have used Level 3 inputs to determine fair value are as follows:

	Six Months Ended June 30,
	2015	2014
	(in millions)
Balance at January 1	$154	$138
Transfer out	(36)	—
Net realized and unrealized losses	(30)	(16)
Distribution-in-kind	—	110
Purchases, additions and settlements, net	102	2
Balance at June 30	$190	$234
Unrealized losses of $13 million and $16 million were included in earnings related to Level 3 investments still held at as of June 30, 2015 and 2014, respectively, by our Gaming segment and Holding Company. Total realized and unrealized gains and losses recorded for Level 3 investments are reported in net gain from investment activities in our condensed consolidated statements of operations.
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
During the second quarter of 2015, the Holding Company made a certain available-for-sale investment of $100 million, which is considered a Level 3 investment due to unobservable market data. As of June 30, 2015, the fair value of this investment was $100 million and was based on the initial purchase price as there was little activity that could have potentially impacted its fair value after our initial investment. In future periods, we will determine the fair value of this investment using internally developed models and other valuation techniques.
During the second quarter of 2015, the Holding Company obtained control of, and consolidated, Ferrous Resources, which was previously considered a Level 3 investment due to unobservable market data. The fair value of our investment in Ferrous Resources immediately prior to obtaining control was $36 million, which was transferred out of Level 3 investment during the second quarter of 2015. See Note 2, "Operating Units - Mining," for further discussion.
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
June 30, 2015 (Unaudited)

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
The Investment Funds may also purchase and write option contracts. As a writer of option contracts, the Investment Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Investment Funds are obligated to purchase or sell, at the holder's option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds' satisfaction of the obligations may exceed the amount recognized in our condensed consolidated balance sheets. At June 30, 2015, the maximum payout amounts relating to certain put options written by the Investment Funds were approximately $6.8 billion, of which approximately $6.6 billion related to covered put options on existing short positions on certain stock and credit indices. At December 31, 2014, the maximum payout amounts relating to certain put options written by

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

the Investment Funds were approximately $2.5 billion, of which approximately $2.4 billion related to covered put options on existing short positions on certain stock and credit indices. As of June 30, 2015 and December 31, 2014, there were unrealized gains (losses) of $15 million and less than $(1) million, respectively, with respect to these put options.
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds' derivative instruments with credit-risk-related contingent features that are in a liability position at June 30, 2015 and December 31, 2014 was $641 million and $614 million, respectively.
At June 30, 2015 and December 31, 2014, the Investment Funds had approximately $1.4 billion and $1.2 billion, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash in our condensed consolidated balance sheets.
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
Federal-Mogul had commodity price hedge contracts outstanding with combined notional values of $31 million and $36 million at June 30, 2015 and December 31, 2014, respectively, substantially all of which mature within one year in each of the respective periods and all of which were designated as hedging instruments for accounting purposes. Unrealized net losses of $2 million and $1 million were recorded in accumulated other comprehensive loss as of June 30, 2015 and December 31, 2014, respectively.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Foreign currency forwards are also used in conjunction with Federal-Mogul's commodity hedging program. As part of its hedging program, Federal-Mogul attempts to limit hedge ineffectiveness by matching terms of the commodity purchases with the hedging instrument. Federal-Mogul does not hold any foreign currency price hedge contracts as of June 30, 2015 or December 31, 2014.
Concentrations of Credit Risk
Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. Federal-Mogul's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of Federal-Mogul's direct sales during the six months ended June 30, 2015. Federal-Mogul had one Motorparts customers that accounted for 11% of its net accounts receivable balance as of June 30, 2015. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.
Energy
CVR is subject to price fluctuations caused by supply conditions, weather, economic conditions, interest rate fluctuations and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, CVR from time to time enters into various commodity derivative transactions.
CVR has adopted accounting standards that impose extensive record-keeping requirements in order to designate a derivative financial instrument as a hedge. CVR holds derivative instruments, such as exchange-traded crude oil futures and certain over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges for GAAP purposes. Gains or losses related to the change in fair value and periodic settlements of these derivative instruments are included in other income (loss), net in the condensed consolidated statements of operations.
Commodity Swaps
CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the condensed consolidated balance sheets with changes in fair value currently recognized in the condensed consolidated statement of operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. As of June 30, 2015 and December 31, 2014, CVR had open commodity hedging instruments consisting of 8.1 million and 9.1 million barrels of crack spreads, respectively, primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at June 30, 2015 and December 31, 2014 was a net asset of $20 million and $47 million, respectively. For the three months ended June 30, 2015 and 2014, CVR recognized a net loss of $12 million and a net gain of $36 million, respectively. For the six months ended June 30, 2015 and 2014, CVR recognized a net loss of $63 million and a net gain of $146 million, respectively, which is included in other income (loss), net in the condensed consolidated statements of operations.
Interest Rate Swaps
Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF") has two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt, which matures in April 2016. The aggregate notional amount covered under these agreements totals $63 million (split evenly between the two agreements) and commenced on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three-month LIBOR and pays a fixed rate of 1.940%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three-month LIBOR and pays a fixed rate of 1.975%. Both swap agreements are settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.960% plus the applicable margin paid to lenders over three-month LIBOR as governed by the CRNF credit facility. As of both June 30, 2015 and December 31, 2014, the effective

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

rate of the term loan facility, net of impact of the interest rate swap agreements, was approximately 4.6%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in interest expense in the condensed consolidated statements of operations. The realized losses on the interest rate swaps reclassified from accumulated other comprehensive loss into interest expense was less than $1 million for each of the three and six months ended June 30, 2015 and 2014.
Consolidated Derivative Information
At June 30, 2015 and December 31, 2014, the volume of our derivative activities based on their notional exposure, categorized by primary underlying risk, is as follows:

	June 30, 2015		December 31, 2014
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Credit swaps(1)	$228	$1,909	$389	$1,493
Equity swaps	1	14,720	1	11,312
Foreign currency forwards	—	864	—	1,578
Interest rate swap contracts(2)	—	137	—	137
Commodity contracts	31	216	36	234

(1)
The short notional amount on our credit swap positions is approximately $10.7 billion and $9.3 billion as of June 30, 2015 and December 31, 2014, respectively. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $1.9 billion and $1.5 billion as of June 30, 2015 and December 31, 2014, respectively.

(2)
The short notional amount on certain of our interest rate contracts with a three month duration is approximately $16.0 billion as of both June 30, 2015 and December 31, 2014. We assume that interest rates will not fall below zero and therefore our downside short notional exposure to loss on these contracts is $74 million (of the total $137 million disclosed in the above table) as of both June 30, 2015 and December 31, 2014.

The following table presents the consolidated fair values of our derivatives that are not designated as hedging instruments:

Derivatives Not Designated as Hedging Instruments	Asset Derivatives(1)		Liability Derivatives(2)
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(in millions)
Equity contracts	$49	$—	$633	$539
Foreign exchange contracts	1	11	—	—
Credit contracts	106	1	20	85
Interest rate swap contracts	—	1	—	—
Commodity contracts	30	47	12	—
Sub-total	186	60	665	624
Netting across contract types(3)	(19)	(10)	(19)	(10)
Total(3)	$167	$50	$646	$614

(1)	Net asset derivatives are located within other assets in our condensed consolidated balance sheets.

(2)	Net liability derivatives are located within accrued expenses and other liabilities in our condensed consolidated balance sheets.

(3)
Excludes netting of cash collateral received and posted.  The total collateral posted at June 30, 2015 and December 31, 2014 was approximately $1.4 billion and $1.2 billion, respectively, across all counterparties.

The following table presents the effects of our derivative instruments not designated as hedging instruments on the statements of operations for the three and six months ended June 30, 2015 and 2014:

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

	Gain (Loss) Recognized in Income(1)
Derivatives Not Designated as Hedging Instruments	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Equity contracts	$14	$(546)	$(151)	$(722)
Foreign exchange contracts	(38)	3	136	3
Credit contracts	178	(24)	149	(30)
Commodity contracts	(70)	36	(51)	145
	$84	$(531)	$83	$(604)

(1)
Gains (losses) recognized on derivatives are classified in net gain from investment activities in our condensed consolidated statements of operations for our Investment segment and are included in other income (loss), net for all other segments.

The following table presents the consolidated fair values of our derivative instruments that are designated as cash flow hedging instruments:

Derivatives Designated as Cash Flow Hedging Instruments	Asset Derivatives(1)		Liability Derivatives(2)
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(in millions)
Interest rate swap contracts	$—	$—	$1	$1
Commodity contracts	—	1	2	2
Sub-total	—	1	3	3
Netting across contract types	—	(1)	—	(1)
Total	$—	$—	$3	$2

(1)	Located within other assets in our condensed consolidated balance sheets.

(2)	Located within accrued expenses and other liabilities in our condensed consolidated balance sheets.
The following tables present the effect of our derivative instruments that are designated as cash flow hedging instruments on our condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014:

Three Months Ended June 30, 2015
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Commodity contracts	$(3)	$(1)	Cost of goods sold
	$(3)	$(1)

Three Months Ended June 30, 2014
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Commodity contracts	$3	$—	Cost of goods sold
	$3	$—

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

Six Months Ended June 30, 2015
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Commodity contracts	$(2)	$(1)	Cost of goods sold
Foreign currency contracts	—	—	Cost of goods sold
	$(2)	$(1)

Six Months Ended June 30, 2014
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Commodity contracts	$1	$(1)	Cost of goods sold
Foreign currency contracts	—	(1)	Cost of goods sold
	$1	$(2)

7.	Inventories, Net.
Inventories, net consists of the following:

	June 30, 2015	December 31, 2014
	(in millions)
Raw materials	$506	$450
Work in process	296	244
Finished goods	1,537	1,185
	$2,339	$1,879

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
	(in millions)
Automotive	$1,474	$(226)	$1,248	$1,389	$(226)	$1,163
Energy	930	(103)	827	930	(103)	827
Railcar	7	—	7	7	—	7
Food Packaging	3	—	3	3	—	3
	$2,414	$(329)	$2,085	$2,329	$(329)	$2,000

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

Intangible assets, net consists of the following:

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$1,029	$(375)	$654	$957	$(345)	$612
Developed technology	140	(85)	55	120	(77)	43
In-place leases	121	(68)	53	121	(63)	58
Gasification technology license	60	(8)	52	60	(7)	53
Other	48	(21)	27	47	(20)	27
	$1,398	$(557)	$841	$1,305	$(512)	$793
Indefinite-lived intangible assets:
Trademarks and brand names			$261			$257
Gaming licenses			38			38
			299			295
Intangible assets, net			$1,140			$1,088
Amortization expense associated with definite-lived intangible assets for the three months ended June 30, 2015 and 2014 was $23 million and $20 million, respectively, and for the six months ended June 30, 2015 and 2014 was $45 million and $40 million, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.
Automotive
As further discussed in Note 2, "Operating Units - Automotive," during the first quarter of 2015, Federal-Mogul consummated the acquisition of its TRW engine components business. As of June 30, 2015, Federal-Mogul recorded $85 million of goodwill, $72 million of customer relationships and $18 million of developed technology; these intangible asset balances reflect measurement period adjustments which Federal-Mogul recorded during the second quarter of 2015. Because Federal-Mogul is in the process of finalizing certain customary post-closing adjustments, the provisional measurements of net assets are subject to further changes. The valuation of net assets was performed utilizing cost, income and market approaches. The TRW engine components business acquisition is not material, individually or in the aggregate with the IEH Auto and Ferrous Resources acquisitions, to our condensed consolidated financial statements.
As further discussed in Note 2, "Operating Units - Automotive," during the second quarter of 2015, IEH Auto acquired substantially all of the auto parts assets in the United States of Uni-Select, Inc., a leading automotive parts distributor for domestic and imported vehicles. As of June 30, 2015, IEH Auto recorded an aggregate of $2 million of trade name and favorable leases as of the acquisition date. Because IEH Auto is in the process of finalizing certain customary post-closing adjustments, the provisional measurements of net assets are subject to change. The valuation of net assets was performed utilizing cost, income and market approaches. The acquisition of IEH Auto is not material, individually or in the aggregate with the TRW engine components business acquisition and the Ferrous Resources acquisition, to our condensed consolidated financial statements.
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
June 30, 2015 (Unaudited)

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
We are currently performing the annual goodwill impairment test for our Energy segment which will be finalized during the third quarter of 2015. Based on the preliminary results of our annual goodwill impairment test for our Energy segment, while the fair market value of our Energy segment's Petroleum reporting unit was substantially in excess of its carrying value, the fair market value of our Energy segment's Fertilizer reporting unit was approximately 1% in excess of its carrying value and was therefore considered at risk for failing "Step 1" of the goodwill impairment analysis. As of June 30, 2015, our Energy segment's Fertilizer reporting unit had $253 million of goodwill allocated to it. The most significant key assumption to determining the fair value of our Energy segment's Fertilizer reporting unit was its forecasted sales growth rate. If our Energy segment's Fertilizer reporting unit fails to achieve its forecasted sales growth rate, a goodwill impairment may result in future periods.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

9.	Property, Plant and Equipment, Net.
Property, plant and equipment, net consists of the following:

	Useful Life	June 30, 2015	December 31, 2014
	(in years)	(in millions)
Land		$656	$489
Buildings and improvements	4 - 40	2,507	2,353
Machinery, equipment and furniture	1 - 40	5,853	5,594
Assets leased to others	15 - 39	3,844	3,546
Construction in progress		654	584
		13,514	12,566
Less: Accumulated depreciation and amortization		(3,848)	(3,611)
Property, plant and equipment, net		$9,666	$8,955
Assets leased to others are related to our Railcar and Real Estate segments. Included in assets leased to others in the table above are our Railcar segment's railcars for lease in the amount of approximately $3.4 billion and $3.1 billion as of June 30, 2015 and December 31, 2014, respectively. Additionally, included in assets leased to others in the table above are our Real Estate segment's properties on lease in the amount of $437 million and $450 million as of June 30, 2015 and December 31, 2014, respectively. Aggregate accumulated depreciation pertaining to assets leased to others is $1,004 million and $957 million as of June 30, 2015 and December 31, 2014, respectively.
Depreciation and amortization expense related to property, plant and equipment for the three months ended June 30, 2015 and 2014 was $186 million and $175 million, respectively, and for the six months ended June 30, 2015 and 2014 was $368 million and $342 million, respectively.

10.	Debt.
Debt consists of the following:

	June 30, 2015	December 31, 2014
	(in millions)
5.875% senior unsecured notes due 2022 - Icahn Enterprises/Icahn Enterprises Holdings	$1,338	$1,337
6.00% senior unsecured notes due 2020 - Icahn Enterprises/Icahn Enterprises Holdings	1,708	1,708
4.875% senior unsecured notes due 2019 - Icahn Enterprises/Icahn Enterprises Holdings	1,270	1,270
3.50% senior unsecured notes due 2017 - Icahn Enterprises/Icahn Enterprises Holdings	1,172	1,171
Debt facilities - Automotive	2,801	2,584
Debt facilities - Energy	625	625
Debt and credit facilities - Railcar	2,391	2,133
Credit facilities - Gaming	294	295
Senior secured notes and revolving credit facility - Food Packaging	270	272
Other	251	193
	$12,120	$11,588

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

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
June 30, 2015 (Unaudited)

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
As of June 30, 2015 and December 31, 2014, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of June 30, 2015, based on covenants in the indentures governing our senior unsecured notes, we are permitted to incur approximately $1.2 billion in additional indebtedness.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

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
Amendment to Credit Agreement
On April 15, 2014, Federal-Mogul Holdings Corporation entered into a new tranche B term loan facility (the “New Tranche B Facility”) and a new tranche C term loan facility (the “New Tranche C Facility,” and together with the New Tranche B Facility, the “New Federal-Mogul Term Facilities”), which were arranged by Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC (the "Term Arrangers"), and assumed all of the obligations of Federal-Mogul Corporation with respect to the Federal-Mogul Replacement Revolving Facility. The New Federal-Mogul Term Facilities were entered into, and the Federal-Mogul Replacement Revolving Facility was assumed, by Federal-Mogul Holdings Corporation, pursuant to an amendment dated as of April 15, 2014 to the previously existing Term Loan and Federal-Mogul Credit Agreement dated December 27, 2007 among Federal-Mogul Corporation, the lenders party thereto (listed below), Citibank, N.A., as Revolving Administrative Agent, Citibank, N.A., as Tranche B Term Administrative Agent, Credit Suisse AG, as Tranche C Term Administrative Agent, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners with respect to the Federal-Mogul Credit Agreement and Wells Fargo Bank, N.A., as sole Documentation Agent with respect to the Federal-Mogul Credit Agreement. Immediately following the closing of the New Federal-Mogul Term Facilities, Federal-Mogul Holdings Corporation contributed all of the net proceeds from the New Facilities to Federal-Mogul Corporation, and Federal-Mogul Corporation repaid its existing outstanding indebtedness as a borrower under the tranche B and tranche C term loan facilities. In connection with this debt refinancing, our Automotive segment recognized a non-cash loss on debt extinguishment of $36 million during the second quarter of 2014, which was primarily attributable to the write-off of debt discounts, and is reflected in other income (loss), net in the condensed consolidated statements of operations.
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
June 30, 2015 (Unaudited)

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
The Federal-Mogul Credit Agreement contains certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. At June 30, 2015 and December 31, 2014, Federal-Mogul was in compliance with all debt covenants.
As of June 30, 2015 and December 31, 2014, the borrowing availability under the Federal-Mogul Replacement Revolving Facility was $280 million and $516 million, respectively. As of June 30, 2015, the outstanding balance on the Federal-Mogul Replacement Revolving Facility was $230 million. As of December 31, 2014, there were no borrowings outstanding under the Federal-Mogul Replacement Revolving Facility. Federal-Mogul had $40 million and $34 million of letters of credit outstanding as June 30, 2015 and December 31, 2014, respectively, pertaining to Federal-Mogul's term loan credit facility. To the extent letters of credit associated with the Federal-Mogul Replacement Revolving Facility are issued, there will be a corresponding decrease in borrowings available under this facility.
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
The CVR 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The CVR 2022 Notes provide that CVR Refining can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the CVR 2022 Notes. As of June 30, 2015, CVR Refining was in compliance with the covenants contained in the CVR 2022 Notes.
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
June 30, 2015 (Unaudited)

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
The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of CVR Refining and its subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The Amended and Restated ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. CVR Refining was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of June 30, 2015.
As of June 30, 2015, CVR Refining and its subsidiaries had availability under the Amended and Restated ABL Credit Facility of $323 million and had letters of credit outstanding of $28 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of June 30, 2015. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions as of June 30, 2015.
CVR Partners Credit Facility
CVR Partners' credit facility includes a term loan facility of $125 million and a revolving credit facility of $25 million, which was undrawn as of June 30, 2015, with an uncommitted incremental facility of up to $50 million. No amounts were outstanding under the revolving credit facility at June 30, 2015. There is no scheduled amortization of the credit facility, which matures in April 2016. CVR Partners is considering capital structure and refinancing options associated with the credit facility maturity.
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
The credit facility requires CVR Partners to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the incurrence of liens, disposal of assets, making restricted payments, making investments or acquisitions and entry into sale-leaseback transactions or affiliate transactions. The credit facility provides that CVR Partners can make distributions to holders of its common units provided, among other things, it is in compliance with the leverage ratio and interest coverage ratio on a pro forma basis after giving effect to any distribution and there is no default or event of default under the credit facility. As of June 30, 2015, CRNF was in compliance with the covenants contained in the credit facility.
Debt and Credit Facilities - Railcar
ARI
2014 Lease Fleet Financing
In January 2014, ARI, through its wholly owned subsidiary, Longtrain Leasing I, LLC ("Longtrain Leasing I") refinanced a certain term loan (the "Original ARI Term Loan") under an amended and restated credit agreement to, among other provisions, increase the aggregate borrowings available thereunder. In connection with the refinancing, Longtrain Leasing I received borrowings of $316 million, net of fees and expenses (the "ARI Refinanced Term Loan"). Of this amount, $194 million was used to refinance the Original ARI Term Loan, resulting in net proceeds of $122 million. In conjunction with the refinancing, ARI incurred a $2 million loss on extinguishment of debt, which is reflected in other income (loss), net in our condensed consolidated statements of operations during the first quarter of 2014. As of December 31, 2014, the outstanding principal balance on the ARI Refinanced Term Loan was $309 million. In connection with the lease fleet financing as discussed below, the ARI Refinanced Term Loan was repaid in full during the first quarter of 2015.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

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
2015 Lease Fleet Financing
On January 29, 2015, ARI refinanced its lease fleet financing facilities to, among other things, increase the aggregate borrowings thereunder. In connection with the refinancing, Longtrain Leasing III LLC ("Longtrain Leasing III") completed a private placement of $626 million in aggregate principal amount of notes consisting of $250 million in aggregate principal amount of its 2.98% Fixed Rate Secured Railcar Equipment Notes, Class A-1 ("ARI Class A-1 Notes") and $376 million in aggregate principal amount of its 4.06% Fixed Rate Secured Railcar Equipment Notes, Class A-2 ("ARI Class A-2 Notes", and collectively with the ARI Class A-1 Notes, the "ARI 2015 Notes"). Of the aggregate principal amount, $409 million was used to refinance ARI's lease fleet financing facilities, resulting in net proceeds of $212 million. In conjunction with the refinancing, our Railcar segment incurred a $2 million loss on debt extinguishment, which is reflected in other income (loss), net in the condensed consolidated statements of operations. This non-cash charge is related to the accelerated write-off of deferred debt issuance costs incurred in connection with the Longtrain Leasing I and Longtrain Leasing II lease fleet financings. As of June 30, 2015, the outstanding principal balance on the ARI 2015 Notes was $621 million. The ARI 2015 Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
The ARI 2015 Notes were issued pursuant to a certain indenture (the "ARI Indenture), dated January 29, 2015 between Longtrain Leasing III and U.S. Bank National Association, as indenture trustee ("ARI Indenture Trustee"). The ARI Class A-1 Notes bear interest at a fixed rate of 2.98% per annum, and the ARI Class A-2 Notes bear interest at a fixed rate of 4.06% per annum. Interest on the ARI 2015 Notes is payable monthly on the 15th calendar day of each month in accordance with the flow of funds provisions described in the ARI Indenture. While the legal final maturity date of the ARI 2015 Notes is January 17, 2045, cash flows from Longtrain Leasing III's assets will be applied, pursuant to the flow of funds provisions of the ARI Indenture, so as to achieve monthly targeted principal balances. Also, under the flow of funds provisions of the ARI Indenture, early amortization of the ARI 2015 Notes may be required in certain circumstances. If the ARI 2015 Notes are not repaid by the expected principal repayment date on January 15, 2025, additional interest shall accrue at a rate of 5.0% per annum and be payable monthly according to the flow of funds. Pursuant to the terms of the ARI Indenture, ARI is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. As of June 30, 2015, the liquidity reserve amount was $17 million, and included within restricted cash on the condensed consolidated balance sheets.
Longtrain Leasing III can prepay or redeem the ARI Class A-1 Notes, in whole or in part, on any payment date and the ARI Class A-2 Notes, in whole or in part, on any payment date occurring on or after January 16, 2018.
The Indenture contains covenants which limit, among other things, Longtrain Leasing III's ability to incur additional indebtedness or encumbrances on its assets, pay dividends or make distributions, make certain investments, perform its business other than specified activities, enter into certain types of transactions with its affiliates, and sell assets or consolidate or merge with or into other companies. These covenants are subject to a number of exceptions and qualifications. ARI was in compliance with all of these covenants as of June 30, 2015.
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
As of June 30, 2015 and December 31, 2014, the net book value of the railcars that were pledged as part of the lease fleet financings was $490 million and $277 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

ARL
Revolving Credit Facilities
On December 19, 2014, ARL closed on the Citizen's Bank revolving credit facility (the "Citizen Bank Revolver"), with Citizen Bank's as the administrative agent, along with several other participating banks, replacing the ARL Sovereign Revolver.  The available capacity of the Citizen Bank Revolver is $250 million as of December 31, 2014.  In addition, under certain circumstances, ARL has the ability to increase the Citizen Bank Revolver credit availability by $100 million to a total availability of $350 million.  The Citizen Bank Revolver bears interest of LIBOR plus 1.45% with a maturity date of December 19, 2017.  The Citizen Bank Revolver is secured by railcars and related leases and lease receivables and is subject to certain covenants, including maintenance of certain financial ratios related to net worth, utilization and loan to value.  As of June 30, 2015 there were $100 million borrowings under the Citizen Bank Revolver. As of December 31, 2014, there were no borrowings under the Citizen Bank Revolver. In addition, as of both June 30, 2015 and December 31, 2014, ARL was in compliance with all covenants of the Citizen Bank Revolver.
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
June 30, 2015 (Unaudited)

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
The 30-day LIBOR rate was 0.18% and 0.17% at June 30, 2015 and December 31, 2014, respectively.
As of both June 30, 2015 and December 31, 2014, ARL and its wholly owned subsidiaries were in compliance with all debt covenants with respect to all of their term loans.
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
Each of the ARL 2012 Bond Securitization Notes and ARL 2014 Bond Securitization Notes is subject to certain covenants, including the maintenance of certain financial ratios related to net worth, utilization and debt service coverage. As of both June 30, 2015 and December 31, 2014, ARL was in compliance with all debt covenants with respect to the ARL 2012 Bond Securitization Notes and ARL 2014 Bond Securitization Notes.
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
The Tropicana Term Loan Facility accrues interest, at Tropicana's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Tropicana Revolving Facility accrues interest, at Tropicana's option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of June 30, 2015, the interest rate on the Tropicana Term Loan Facility was 4.0% and the Tropicana Revolving Facility was undrawn and had $15 million of availability.
The Tropicana Credit Facilities are guaranteed by all of Tropicana's domestic subsidiaries, subject to limited exceptions, and additional subsidiaries may be required to provide guarantees, subject to limited exceptions. The Tropicana Credit Facilities are secured by a first lien on substantially all assets of Tropicana and the domestic subsidiaries that are guarantors, with certain limited exceptions. Subsidiaries that become guarantors will be required, with certain limited exceptions, to provide first liens and security interests in substantially all their assets to secure the Tropicana Credit Facilities.
At the election of Tropicana and subject to certain conditions, including a maximum senior secured net leverage ratio of 3.25:1.00, the amount available under the Tropicana Credit Facilities may be increased, which increased amount may be comprised of additional term loans and revolving loans.
The Tropicana Term Loan Facility may be prepaid at the option of Tropicana at any time without penalty (other than customary LIBO Rate breakage fees). Tropicana is required to make mandatory payments of the Tropicana Credit Facilities with (i) net cash proceeds of certain asset sales (subject to reinvestment rights), (ii) net cash proceeds from certain issuances of debt and equity (with certain exceptions), (iii) up to 50% of annual excess cash flow (as low as 0% if Tropicana's total leverage ratio is below 2.75:1.00), and (iv) certain casualty proceeds and condemnation awards (subject to reinvestment rights).
Key covenants binding Tropicana and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, and (ii) if, as of the last day of any fiscal quarter, the amount of outstanding revolving loans exceed 35% of the permitted borrowing under the Tropicana Revolving Facility, compliance with a maximum senior secured net leverage ratio test of 3.25:1.00. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against Tropicana or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the Tropicana Credit Facilities and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) Tropicana's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. Tropicana was in compliance with the covenants of the Tropicana Term Loan Facility at June 30, 2015.
Senior secured Notes and Revolving Credit Facility - Food Packaging
Credit Facility
In connection with certain financing transactions, on January 30, 2014, Viskase entered into a credit agreement with UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent, and the Lenders parties thereto, providing for a $275 million senior secured covenant lite term loan facility (“Viskase Term Loan”). A portion of the proceeds from the Viskase Term Loan was used to satisfy and discharge all of the existing Viskase 9.875% Notes and Viskase recorded a loss of $16 million in connection with this debt extinguishment in the first quarter of 2014, which is reflected in other income (loss), net in the condensed consolidated statements of operations.
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
June 30, 2015 (Unaudited)

indirect material domestic subsidiaries are required to guarantee the obligations under the Viskase Term Loan, and to provide security by liens on their assets as described above.
Other
In its foreign operations, Viskase has unsecured lines of credit with various banks providing $8 million of availability as of June 30, 2015. There was $1 million outstanding under the lines of credit as of both June 30, 2015 and December 31, 2014.
Letters of credit in the amount of $1 million were outstanding under facilities with a commercial bank, and were cash collateralized at each of June 30, 2015 and December 31, 2014.
Other
Secured Revolving Credit Agreement - Home Fashion
On October 15, 2012, upon the expiration of a certain senior secured revolving credit facility of WPH, WPH entered into a letter of credit facility (the "WPH LC Facility"), with a nationally recognized bank (the "WPH LC Issuer").  This one-year WPH LC Facility, which was renewed on October 15, 2013 and October 15, 2014, has a $10 million credit line. The letters of credit under the WPH LC Facility are subject to 0.50% annual fee on the outstanding face amount of the letters of credit issued under the WPH LC Facility, which face amount as of June 30, 2015 and December 31, 2014 was $5 million and $6 million, respectively. Obligations under the LC Facility are secured by a cash collateral account pledged by WPH to the WPH LC Issuer.  The WPH LC Facility does not contain any financial covenants.

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
Components of net periodic benefit cost for the three and six months ended June 30, 2015 and 2014 are as follows:

	Pension Benefits		Other Post-Employment Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Service cost	$5	$4	$—	$—
Interest cost	16	19	4	5
Expected return on plan assets	(18)	(19)	—	—
Amortization of actuarial losses	7	4	—	—
Amortization of prior service credit	—	—	(1)	(1)
	$10	$8	$3	$4

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

	Pension Benefits		Other Post-Employment Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Service cost	$10	$8	$—	$—
Interest cost	32	38	7	8
Expected return on plan assets	(35)	(37)	—	—
Amortization of actuarial losses	14	6	2	1
Amortization of prior service credit	—	—	(2)	(2)
	$21	$15	$7	$7

12.	Net Income Per LP Unit.
The following table sets forth the allocation of net income attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted income per LP unit of Icahn Enterprises for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions, except per unit data)
Net income attributable to Icahn Enterprises	$212	$489	$373	$460
Net income attributable to Icahn Enterprises allocable to limited partners (98.01% allocation)	$208	$479	$366	$451

Basic and diluted income per LP unit	$1.68	$4.06	$2.95	$3.85
Basic and diluted weighted average LP units outstanding	124	118	124	117
Unit Distributions
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
On May 5, 2015, Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. As a result, on June 30, 2015, Icahn Enterprises distributed an aggregate 1,825,930 depositary units to unit holders electing to receive depositary units in connection with this distribution.
Mr. Icahn and his affiliates elected to receive a majority of their proportionate share of these distributions in depositary units. As of August 5, 2015, Mr. Icahn and his affiliates owned 88.7% of Icahn Enterprises outstanding depositary units.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

13.	Segment Reporting.
As of June 30, 2015, our ten operating segments, which also constitute our reporting segments, are: (1) Investment; (2) Automotive; (3) Energy; (4) Metals; (5) Railcar; (6) Gaming; (7) Mining; (8) Food Packaging; (9) Real Estate; and (10) Home Fashion. Our determination of what constitutes an operating segment is based on the various industries in which our businesses operate and how we manage those businesses in accordance with our investment strategy. We assess and measure segment operating results based on net income from continuing operations attributable to Icahn Enterprises and Icahn Enterprises Holdings, as disclosed below. In addition to our ten reporting segments, we present the results of the Holding Company, which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company. See Note 2, “Operating Units,” for a detailed description of each of our reporting segments.
Icahn Enterprises' condensed statements of operations by reporting segment for the three and six months ended June 30, 2015 and 2014 are presented below:

	Three Months Ended June 30, 2015
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$2,016	$1,624	$103	$86	$—	$6	$91	$1	$52	$—	$3,979
Other revenues from operations	—	—	—	—	124	203	—	—	20	—	—	347
Net income from investment activities	609	—	1	—	—	—	—	—	—	—	(18)	592
Interest and dividend income	44	2	—	—	—	—	—	—	—	—	1	47
Other income (loss), net	—	26	(13)	3	2	—	(1)	—	2	—	—	19
	653	2,044	1,612	106	212	203	5	91	23	52	(17)	4,984
Expenses:
Cost of goods sold	—	1,706	1,332	110	57	—	6	67	1	45	—	3,324
Other expenses from operations	—	—	—	—	52	97	—	—	12	—	—	161
Selling, general and administrative	130	236	33	5	8	87	2	11	2	8	6	528
Restructuring	—	27	—	—	—	—	—	—	—	—	—	27
Impairment	—	3	—	—	—	—	—	—	—	—	—	3
Interest expense	141	34	12	—	21	3	1	3	—	—	72	287
	271	2,006	1,377	115	138	187	9	81	15	53	78	4,330
Income (loss) before income tax (expense) benefit	382	38	235	(9)	74	16	(4)	10	8	(1)	(95)	654
Income tax (expense) benefit	—	(8)	(52)	4	(18)	(7)	(2)	(4)	—	—	(26)	(113)
Net income (loss)	382	30	183	(5)	56	9	(6)	6	8	(1)	(121)	541
Less: net (income) loss attributable to non-controlling interests	(206)	(5)	(95)	—	(20)	(3)	2	(2)	—	—	—	(329)
Net income (loss) attributable to Icahn Enterprises	$176	$25	$88	$(5)	$36	$6	$(4)	$4	$8	$(1)	$(121)	$212

Supplemental information:
Capital expenditures	$—	$109	$41	$4	$168	$35	$2	$5	$1	$1	$—	$366
Depreciation and amortization(1)	$—	$85	$58	$7	$32	$14	$1	$4	$6	$2	$—	$209

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

	Three Months Ended June 30, 2014
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,872	$2,541	$188	$122	$—	$—	$93	$5	$46	$—	$4,867
Other revenues from operations	—	—	—	—	101	202	—	—	20	—	—	323
Net gain (loss) from investment activities	1,159	—	(3)	—	—	—	—	—	—	—	(24)	1,132
Interest and dividend income	41	1	1	—	—	—	—	—	—	—	1	44
Other income (loss), net	1	(28)	36	(1)	2	1	—	—	1	—	1	13
	1,201	1,845	2,575	187	225	203	—	93	26	46	(22)	6,379
Expenses:
Cost of goods sold	—	1,574	2,358	191	94	—	—	69	3	38	—	4,327
Other expenses from operations	—	—	—	—	44	106	—	—	13	—	—	163
Selling, general and administrative	88	207	35	6	10	85	—	11	3	8	3	456
Restructuring	—	30	—	—	—	—	—	—	—	—	—	30
Impairment	—	1	—	—	—	—	—	—	—	—	—	1
Interest expense	63	32	8	—	15	3	—	3	1	—	72	197
	151	1,844	2,401	197	163	194	—	83	20	46	75	5,174
Income (loss) before income tax (expense) benefit	1,050	1	174	(10)	62	9	—	10	6	—	(97)	1,205
Income tax (expense) benefit	—	(12)	(39)	5	(15)	(3)	—	(4)	—	—	(14)	(82)
Net income (loss)	1,050	(11)	135	(5)	47	6	—	6	6	—	(111)	1,123
Less: net (income) loss attributable to non-controlling interests	(549)	(1)	(63)	—	(17)	(2)	—	(2)	—	—	—	(634)
Net income (loss) attributable to Icahn Enterprises	$501	$(12)	$72	$(5)	$30	$4	$—	$4	$6	$—	$(111)	$489

Supplemental information:
Capital expenditures	$—	$77	$53	$3	$148	$17	$—	$5	$1	$1	$—	$305
Depreciation and amortization(1)	$—	$83	$55	$6	$25	$13	$—	$6	$5	$2	$—	$195

	Six Months Ended June 30, 2015
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$3,851	$3,013	$209	$189	$—	$6	$176	$1	$99	$—	$7,544
Other revenues from operations	—	—	—	—	241	396	—	—	39	—	—	676
Net income from investment activities	1,179	—	36	—	—	—	—	—	—	—	(32)	1,183
Interest and dividend income	93	3	1	—	1	—	—	—	—	—	2	100
Other income (loss), net	—	35	(64)	3	2	(1)	(1)	(3)	21	—	—	(8)
	1,272	3,889	2,986	212	433	395	5	173	61	99	(30)	9,495
Expenses:
Cost of goods sold	—	3,290	2,569	226	139	—	6	133	1	85	—	6,449
Other expenses from operations	—	—	—	—	100	193	—	—	23	—	—	316
Selling, general and administrative	230	453	65	10	19	169	2	23	5	16	13	1,005
Restructuring	—	39	—	—	—	—	—	—	—	—	—	39
Impairment	—	4	—	—	—	—	—	—	—	—	—	4
Interest expense	264	70	24	—	41	6	1	6	1	—	144	557
	494	3,856	2,658	236	299	368	9	162	30	101	157	8,370
Income (loss) before income tax (expense) benefit	778	33	328	(24)	134	27	(4)	11	31	(2)	(187)	1,125
Income tax (expense) benefit	—	(23)	(70)	10	(34)	(11)	(2)	(5)	—	—	(27)	(162)
Net income (loss)	778	10	258	(14)	100	16	(6)	6	31	(2)	(214)	963
Less: net (income) loss attributable to non-controlling interests	(418)	(3)	(127)	—	(37)	(5)	2	(2)	—	—	—	(590)
Net income (loss) attributable to Icahn Enterprises	$360	$7	$131	$(14)	$63	$11	$(4)	$4	$31	$(2)	$(214)	$373

Supplemental information:
Capital expenditures	$—	$217	$87	$19	$330	$61	$2	$9	$1	$3	$—	$729
Depreciation and amortization(1)	$—	$168	$116	$14	$61	$29	$1	$9	$11	$4	$—	$413

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

	Six Months Ended June 30, 2014
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$3,651	$4,988	$377	$240	$—	$—	$181	$8	$88	$—	$9,533
Other revenues from operations	—	—	—	—	194	351	—	—	39	—	—	584
Net gain (loss) from investment activities	1,149	—	(3)	—	—	—	—	—	—	—	(45)	1,101
Interest and dividend income	96	2	1	—	1	1	—	—	—	—	2	103
Other income (loss), net	2	(19)	145	—	(3)	38	—	(15)	3	1	(104)	48
	1,247	3,634	5,131	377	432	390	—	166	50	89	(147)	11,369
Expenses:
Cost of goods sold	—	3,080	4,605	383	187	—	—	135	4	75	—	8,469
Other expenses from operations	—	—	—	—	87	180	—	—	25	—	—	292
Selling, general and administrative	110	400	67	12	22	152	—	22	6	15	10	816
Restructuring	—	38	—	—	—	—	—	—	—	—	—	38
Impairment	—	2	—	—	—	—	—	—	—	—	—	2
Interest expense	102	57	18	—	27	6	—	8	2	—	147	367
	212	3,577	4,690	395	323	338	—	165	37	90	157	9,984
Income (loss) before income tax (expense) benefit	1,035	57	441	(18)	109	52	—	1	13	(1)	(304)	1,385
Income tax (expense) benefit	—	(28)	(102)	8	(26)	(13)	—	(1)	—	—	(23)	(185)
Net income (loss)	1,035	29	339	(10)	83	39	—	—	13	(1)	(327)	1,200
Less: net (income) loss attributable to non-controlling interests	(529)	(10)	(157)	—	(32)	(12)	—	—	—	—	—	(740)
Net income (loss) attributable to Icahn Enterprises	$506	$19	$182	$(10)	$51	$27	$—	$—	$13	$(1)	$(327)	$460

Supplemental information:
Capital expenditures	$—	$173	$115	$7	$250	$29	$—	$10	$1	$2	$—	$587
Depreciation and amortization(1)	$—	$163	$108	$12	$51	$22	$—	$11	$11	$4	$—	$382

(1)
Excludes amounts related to the amortization of deferred financing costs and debt discounts and premiums included in interest expense in the amounts of $3 million and $3 million for the three months ended June 30, 2015 and 2014, respectively, and $6 million and $13 million for the six months ended June 30, 2015 and 2014, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

Icahn Enterprises' condensed balance sheets by reporting segment as of June 30, 2015 and December 31, 2014 are presented below:

	June 30, 2015
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$10	$252	$938	$7	$432	$185	$47	$37	$17	$7	$222	$2,154
Cash held at consolidated affiliated partnerships and restricted cash	1,663	—	—	4	45	14	5	1	30	5	3	1,770
Investments	13,952	275	—	—	31	36	—	—	—	—	172	14,466
Accounts receivable, net	—	1,631	180	46	41	11	6	66	3	43	—	2,027
Inventories, net	—	1,628	349	61	117	—	37	79	—	68	—	2,339
Property, plant and equipment, net	—	2,326	2,670	147	2,643	742	294	150	618	73	3	9,666
Goodwill and intangible assets, net	—	1,897	1,174	7	7	75	—	9	53	3	—	3,225
Other assets	479	469	121	27	98	209	28	90	19	9	82	1,631
Total assets	$16,104	$8,478	$5,432	$299	$3,414	$1,272	$417	$432	$740	$208	$482	$37,278
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,119	$2,150	$1,420	$54	$298	$125	$60	$62	$18	$29	$117	$5,452
Securities sold, not yet purchased, at fair value	977	—	—	—	—	—	—	—	—	—	—	977
Due to brokers	3,922	—	—	—	—	—	—	—	—	—	—	3,922
Post-employment benefit liability	—	1,306	—	2	8	—	—	49	—	—	—	1,365
Debt	—	2,925	674	1	2,391	294	45	272	30	—	5,488	12,120
Total liabilities	6,018	6,381	2,094	57	2,697	419	105	383	48	29	5,605	23,836

Equity attributable to Icahn Enterprises	4,646	1,729	1,731	242	728	590	241	32	692	179	(5,123)	5,687
Equity attributable to non-controlling interests	5,440	368	1,607	—	(11)	263	71	17	—	—	—	7,755
Total equity	10,086	2,097	3,338	242	717	853	312	49	692	179	(5,123)	13,442
Total liabilities and equity	$16,104	$8,478	$5,432	$299	$3,414	$1,272	$417	$432	$740	$208	$482	$37,278

	December 31, 2014
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$2	$332	$754	$19	$412	$196	$—	$39	$24	$11	$1,123	$2,912
Cash held at consolidated affiliated partnerships and restricted cash	1,366	—	—	4	35	16	—	1	2	8	3	1,435
Investments	13,961	269	77	—	29	33	—	—	—	—	131	14,500
Accounts receivable, net	—	1,356	137	51	41	9	—	63	4	30	—	1,691
Inventories, net	—	1,215	330	67	117	—	—	77	—	73	—	1,879
Property, plant and equipment, net	—	2,160	2,692	144	2,376	719	—	154	633	74	3	8,955
Goodwill and intangible assets, net	—	1,744	1,184	8	7	75	—	9	58	3	—	3,088
Other assets	131	453	160	22	103	212	—	93	24	9	113	1,320
Total assets	$15,460	$7,529	$5,334	$315	$3,120	$1,260	$—	$436	$745	$208	$1,373	$35,780
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$864	$1,933	$1,471	$60	$294	$130	$—	$64	$20	$28	$13	$4,877
Securities sold, not yet purchased, at fair value	337	—	—	—	—	—	—	—	—	—	—	337
Due to brokers	5,197	—	—	—	—	—	—	—	—	—	—	5,197
Post-employment benefit liability	—	1,328	—	2	9	—	—	52	—	—	—	1,391
Debt	—	2,690	675	3	2,133	295	—	274	32	—	5,486	11,588
Total liabilities	6,398	5,951	2,146	65	2,436	425	—	390	52	28	5,499	23,390

Equity attributable to Icahn Enterprises	4,284	1,231	1,612	250	711	578	—	30	693	180	(4,126)	5,443
Equity attributable to non-controlling interests	4,778	347	1,576	—	(27)	257	—	16	—	—	—	6,947
Total equity	9,062	1,578	3,188	250	684	835	—	46	693	180	(4,126)	12,390
Total liabilities and equity	$15,460	$7,529	$5,334	$315	$3,120	$1,260	$—	$436	$745	$208	$1,373	$35,780

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

Icahn Enterprises Holdings
Due to the structure of our business, the consolidated results of operations for Icahn Enterprises and Icahn Enterprises Holdings are substantially the same. Differences relate to deferred financing costs which are only reflected in the results of operations for the Holding Company. See Note 10, "Debt," for additional information. Segment information for Icahn Enterprises Holdings is presented below for significant financial statement line items affected by these differences.

	Three Months Ended June 30,						June 30,	December 31,
	2015			2014			2015	2014
	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Total Assets	Total Assets
	(in millions)						(in millions)
Investment	$141	$382	$176	$63	$1,050	$501	$16,104	$15,460
Automotive	34	30	25	32	(11)	(12)	8,478	7,529
Energy	12	183	88	8	135	72	5,432	5,334
Metals	—	(5)	(5)	—	(5)	(5)	299	315
Railcar	21	56	36	15	47	30	3,414	3,120
Gaming	3	9	6	3	6	4	1,272	1,260
Mining	1	(6)	(4)	—	—	—	417	—
Food Packaging	3	6	4	3	6	4	432	436
Real Estate	—	8	8	1	6	6	740	745
Home Fashion	—	(1)	(1)	—	—	—	208	208
Holding Company	71	(120)	(120)	71	(110)	(110)	506	1,396
Consolidated	$286	$542	$213	$196	$1,124	$490	$37,302	$35,803

	Six Months Ended June 30,
	2015			2014
	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings
	(in millions)
Investment	$264	$778	$360	$102	$1,035	$506
Automotive	70	10	7	57	29	19
Energy	24	258	131	18	339	182
Metals	—	(14)	(14)	—	(10)	(10)
Railcar	41	100	63	27	83	51
Gaming	6	16	11	6	39	27
Mining	1	(6)	(4)	—	—	—
Food Packaging	6	6	4	8	—	—
Real Estate	1	31	31	2	13	13
Home Fashion	—	(2)	(2)	—	(1)	(1)
Holding Company	143	(213)	(213)	146	(326)	(326)
Consolidated	$556	$964	$374	$366	$1,201	$461
Amounts related to the amortization of deferred financing costs and debt discounts and premiums included in interest expense for the consolidated results of Icahn Enterprises Holdings were $2 million and $2 million for the three months ended June 30, 2015 and 2014, respectively, and $5 million and $12 million for the six months ended June 30, 2015 and 2014, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

14.	Income Taxes.
For the three months ended June 30, 2015, each of Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $113 million on pre-tax income of $654 million compared to an income tax expense of $82 million on pre-tax income of $1,205 million for the three months ended June 30, 2014. Our effective income tax rate was 17.3% and 6.8% for the three months ended June 30, 2015 and 2014, respectively.
For each of the three months ended June 30, 2015 and 2014, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership income not subject to taxation, as such taxes are the responsibility of the partners.
For the six months ended June 30, 2015, each of Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $162 million on pre-tax income of $1,125 million compared to an income tax expense of $185 million on pre-tax income of $1,385 million for the six months ended June 30, 2014. Our effective income tax rate was 14.4% and 13.4% for the six months ended June 30, 2015 and 2014, respectively.
For each of the six months ended June 30, 2015 and 2014, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership income not subject to taxation, as such taxes are the responsibility of the partners.

15.	Changes in Accumulated Other Comprehensive Loss.
Changes in accumulated other comprehensive loss consists of the following:

	Post-Employment Benefits, Net of Tax	Hedge Instruments, Net of Tax	Translation Adjustments and Other, Net of Tax	Total
	(in millions)
Balance, December 31, 2014	$(692)	$(26)	$(575)	$(1,293)
Other comprehensive income (loss) before reclassifications, net of tax	11	(2)	(84)	(75)
Reclassifications from accumulated other comprehensive income (loss) to earnings(1)	13	1	(19)	(5)
Other comprehensive income (loss), net of tax	24	(1)	(103)	(80)
Balance, June 30, 2015	$(668)	$(27)	$(678)	$(1,373)

(1) See Note 11, "Pension, Other Post-employment Benefits and Employee Benefit Plans," and Note 6, "Financial Instruments," for additional information with respect to reclassifications from accumulated other comprehensive loss to earnings relating to post-employment benefits, net of tax and hedge instruments, net of tax, respectively. Such items do not represent reclassifications in their entirety. During the six months ended June 30, 2015, our Energy segment reclassified from accumulated other comprehensive loss to earnings for the sale of certain available-for-sale securities as well as the impact of transferring balances in available-for-sale securities to trading securities. See Note 4, "Investments and Related Matters - Other Segments," for further discussion.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

16.	Other Income (Loss), Net.
Other income (loss), net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Realized and unrealized (loss) gain on derivatives, net (Note 6)	$(13)	$36	$(64)	$145
Gain on acquisition (Note 2)	3	—	3	—
Gain on disposition of assets, net	9	2	20	2
Loss on extinguishment of debt (Note 10)	—	(36)	(2)	(162)
Tax settlement gain	—	—	—	32
Equity earnings from non-consolidated affiliates	18	13	32	26
Foreign currency translation loss	—	(2)	(2)	(5)
Other	2	—	5	10
	$19	$13	$(8)	$48
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
Total environmental liabilities, determined on an undiscounted basis, were $14 million and $15 million as of June 30, 2015 and December 31, 2014, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.
Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

Federal-Mogul, our Automotive segment's results of operations could be materially affected. At June 30, 2015, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $36 million.
Asset Retirement Obligations
Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $20 million and $24 million as of June 30, 2015 and December 31, 2014, respectively, for asset retirement obligations ("ARO"), primarily related to anticipated costs of removing hazardous building materials at its facilities, and has considered impairment issues that may result from capitalization of these ARO amounts.
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
Energy
Unconditional Purchase Obligations
CVR leases various equipment, including railcars, and real properties under long-term operating leases expiring at various dates. For the six months ended June 30, 2015 and 2014 lease expense was $4 million and $5 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. Additionally, in the normal course of business, CVR has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services.
Crude Oil Supply Agreement
On August 31, 2012, Coffeyville Resources Refining & Marketing, LLC ("CRRM"), and Vitol Inc. ("Vitol") entered into an Amended and Restated Crude Oil Supply Agreement (as amended, the "Vitol Agreement"). Under the Vitol Agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps to reduce the CVR Refining's inventory position and mitigate crude oil pricing risk. The Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to the expiration of any Renewal Term. The Vitol Agreement currently extends through December 31, 2016.
Litigation
From time to time, CVR is involved in various lawsuits arising in the normal course of business, including matters such as those described below under "Environmental, Health and Safety Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. It is possible that management’s estimates of the outcomes will change due to uncertainties inherent in litigation and settlement negotiations. Except as described below for our Energy segment, there were no new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2014 ("2014 Form 10-K") and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 ("2015 Q1 Form 10-Q"). In the opinion of CVR's management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying condensed consolidated financial statements. There can be no assurance that management’s beliefs or opinions with respect to liability for potential litigation matters are accurate.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

Flood, Crude Oil Discharge and Insurance
As previously disclosed in our 2014 Form 10-K and the 2015 Q1 Form 10-Q, CRRM filed a lawsuit against certain of its environmental insurance carriers requesting insurance coverage indemnification for the June/July 2007 flood and crude oil discharge losses at CRRM’s Coffeyville refinery. During the second quarter of 2015, CRRM entered into a settlement agreement and release with the insurance carriers involved in the lawsuit, pursuant to which (i) CRRM received settlement proceeds of $31 million, (ii) the parties mutually released each other from all claims relating to the flood and crude oil discharge and (iii) all pending appeals have been dismissed. Of the settlement proceeds received, $27 million were recorded as a flood insurance recovery in the condensed consolidated statements of operations for the three and six months ended June 30, 2015. The remaining $4 million of settlement proceeds reduced CVR Refining's $4 million receivable related to this matter which was included in other assets as of December 31, 2014.
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
CRRM, CRNF, CRCT, WRC and CRT are subject to extensive and frequently changing federal, state and local environmental and health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, and the storage, handling, use and transportation of petroleum and nitrogen products, and the characteristics and composition of gasoline and diesel fuels. The ultimate impact of complying with evolving laws and regulations is not always clearly known or determinable due in part to the fact that their operations may change over time and certain implementing regulations for laws, such as the federal Clean Air Act, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs.
As previously reported, the petroleum and nitrogen fertilizer businesses are party to, or otherwise subject to administrative orders and consent decrees with federal, state and local environmental authorities, as applicable, addressing corrective actions under RCRA, the Clean Air Act and the Clean Water Act. The petroleum business also is subject to (i) the Mobile Source Air Toxic II ("MSAT II") rule which requires reductions of benzene in gasoline; (ii) the Renewable Fuel Standard ("RFS"), which requires refiners to either blend "renewable fuels" in with their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending; and (iii) "Tier 3" gasoline sulfur standards. Except as otherwise described below, there have been no new developments or material changes to the environmental accruals or expected capital expenditures related to compliance with the foregoing environmental matters from those provided in our 2014 Form 10-K and the 2015 Q1 Form 10-Q. CRRM, CRNF, CRCT, WRC and CRT each believe it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described or referenced herein or other EHS matters which may develop in the future will not have a material adverse effect on our Energy segment's business, financial condition, or results of operations.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

As previously disclosed in our 2014 Form 10-K, in January 2014, the EPA issued an inspection report to WRC related to a RCRA compliance evaluation inspection conducted in March 2013 at the Wynnewood refinery. In February 2014, ODEQ notified WRC that it concurred with the EPA's inspection findings and would be pursuing enforcement. WRC and ODEQ entered into a Consent Order in June 2015 resolving all alleged non-compliance associated with the RCRA compliance evaluation inspection. The Consent Order requires WRC to take certain corrective actions including specified groundwater remediation and monitoring measures pursuant to a work plan to be approved by ODEQ. CVR Refining does not anticipate that the costs of complying with the Consent Order will be material.
As of June 30, 2015 and December 31, 2014, our Energy segment had environmental accruals of $3 million and $1 million, respectively. CVR's management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, CVR's management believes that the accruals established for environmental expenditures are adequate.
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended June 30, 2015 and 2014, capital expenditures were $7 million and $26 million, respectively, and were incurred for environmental compliance and efficiency of the operations. For the six months ended June 30, 2015 and 2014, environmental compliance and efficiency capital expenditures were $18 million and $60 million, respectively.
The cost of RINs for the three months ended June 30, 2015 and 2014 was $38 million and $29 million, respectively, and for the six months ended June 30, 2015 and 2014, the cost of RINs were $74 million and $64 million, respectively. As of June 30, 2015 and December 31, 2014, the petroleum business' biofuel blending obligation was $33 million and $52 million, respectively, which was recorded in accrued expenses and other liabilities on the condensed consolidated balance sheets.
Metals
Environmental Matters
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $27 million and $28 million at June 30, 2015 and December 31, 2014, respectively. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.
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
PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  In addition, PSC Metals' Knoxville location was the subject of investigations by the State of Tennessee under the federal Superfund law. These investigations were performed by the State of Tennessee pursuant to a contract with the EPA. PSC Metals is exploring a potential settlement of the matter. Currently, PSC Metals cannot assess the impact of any cost or liability associated with these investigations. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of June 30, 2015 and December 31, 2014. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
In November and December of 2011, PSC Metals received three notices of violation ("NOV") from the Missouri Department of Natural Resources (“MDNR”) for hazardous waste and water violations related to its Festus, Missouri location. PSC Metals has entered into a settlement with MDNR that resolves these NOVs.  Currently, PSC Metals believes that it has

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

established adequate reserves for the cost of this settlement.  In addition, PSC Metals believes that it has a claim for indemnification against the prior owner of the facility associated with the above-referenced notices of violation. MDNR and PSC Metals, as part of the resolution of MDNR's NOVs, have undertaken sampling for lead at residences near PSC Metals' Festus yard. Approximately 67 residences were sampled and tested, and of those, approximately 15 tested above residential standards for lead contamination. PSC Metals has entered into a settlement agreement with MDNR which resolves MNDR’s claims and requires limited soil remediation at the 15 residences. PSC Metals is in the process of completing the final stages of the remediation required by the settlement agreement. Currently, PSC Metals believes that it has adequately reserved for the cost of remediation associated with its Festus yard and the residential areas near the yard. However, PSC Metals cannot assess its liability with certainty at this time. Additionally, PSC Metals believes that liability for off-site contamination was retained by the prior owner of the Festus yard and accordingly, it would have a claim for indemnification against the prior owner.
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
Home Fashion
Environmental Matters
WPH is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes used in or resulting from its operations and potential remediation obligations. WPH's operations are also governed by U.S. federal, state, local and foreign laws, rules and regulations relating to employee safety and health which, among other things, establish exposure limitation for cotton dust, formaldehyde, asbestos and noise, and which regulate chemical, physical and ergonomic hazards in the workplace. WPH estimated its environmental accruals to be approximately $1 million at both June 30, 2015 and December 31, 2014.
Other Matters
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 88.7% of Icahn Enterprises' outstanding depositary units as of June 30, 2015. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. As a result of our ownership of more than 80% in our subsidiaries, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. ACF and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of June 30, 2015 and December 31, 2014. If the plans were voluntarily terminated, they would be underfunded by approximately $500 million and $474 million as of June 30, 2015 and December 31, 2014, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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
Icahn Enterprises
Distribution
On July 30, 2015, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unit holder and will be paid on or about September 28, 2015 to depositary unit holders of record at the close of business on August 17, 2015. Depositary unit holders have until September 9, 2015 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 10 consecutive trading days ending September 23, 2015. No fractional depositary units will be issued pursuant to the dividend payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
Automotive
On July 7, 2015, Federal-Mogul completed the purchase of certain engine components valve business assets of the TRW engine components business. The business was acquired through stock purchases for a base purchase price of approximately $56 million, funded primarily from the available Replacement Revolver Facility and subject to certain customary closing and post-closing adjustments. The purchase of TRW’s engine components valve business adds to the product line Federal-Mogul purchased on February 6, 2015, will be integrated into the product line and further enhances our Automotive segment's ability to support its customers to improve fuel economy and reduce emissions. This acquisition is not material to our condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2015 (this "Report").
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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of June 30, 2015. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 10, "Debt," to the condensed consolidated financial statements, and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned 112,285,454, or approximately 88.7%, of Icahn Enterprises' outstanding depositary units as of June 30, 2015.
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Automotive, Energy, Metals, Railcar, Gaming, Mining, Food Packaging, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings (unless otherwise noted), and investment activity and expenses associated with the Holding Company.

Results of Operations
Consolidated Financial Results
Icahn Enterprises
The following table summarizes total revenues, net income (loss) and net income (loss) attributable to Icahn Enterprises for each of our reporting segments and the Holding Company for the three and six months ended June 30, 2015 and 2014.

	Revenues		Net Income (Loss)		Net Income (Loss) Attributable to Icahn Enterprises
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
Investment	$653	$1,201	$382	$1,050	$176	$501
Automotive	2,044	1,845	30	(11)	25	(12)
Energy	1,612	2,575	183	135	88	72
Metals	106	187	(5)	(5)	(5)	(5)
Railcar	212	225	56	47	36	30
Gaming	203	203	9	6	6	4
Mining	5	—	(6)	—	(4)	—
Food Packaging	91	93	6	6	4	4
Real Estate	23	26	8	6	8	6
Home Fashion	52	46	(1)	—	(1)	—
Holding Company	(17)	(22)	(121)	(111)	(121)	(111)
	$4,984	$6,379	$541	$1,123	$212	$489

	Revenues		Net Income (Loss)		Net Income (Loss) Attributable to Icahn Enterprises
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
Investment	$1,272	$1,247	$778	$1,035	$360	$506
Automotive	3,889	3,634	10	29	7	19
Energy	2,986	5,131	258	339	131	182
Metals	212	377	(14)	(10)	(14)	(10)
Railcar	433	432	100	83	63	51
Gaming	395	390	16	39	11	27
Mining	5	—	(6)	—	(4)	—
Food Packaging	173	166	6	—	4	—
Real Estate	61	50	31	13	31	13
Home Fashion	99	89	(2)	(1)	(2)	(1)
Holding Company	(30)	(147)	(214)	(327)	(214)	(327)
	$9,495	$11,369	$963	$1,200	$373	$460
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
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. As of June 30, 2015 and December 31, 2014, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates was approximately $5.4 billion and $4.8 billion, respectively, representing approximately 54% and 53%, respectively, of the Investment Funds' assets under management.
Our Interests in the Investment Funds
As of June 30, 2015 and December 31, 2014, we had investments with a fair market value of approximately $4.6 billion and $4.3 billion, respectively, in the Investment Funds.
Our share of the Investment Funds' net income through our interests in the Investment Funds was $176 million and $501 million for three months ended June 30, 2015 and 2014, and $360 million and $506 million for the six months ended June 30, 2015 and 2014, respectively.
Returns
The following table sets forth performance information for the Investment Funds for the comparative periods presented. These returns represent a weighted-average composite of the average returns, net of expenses for the Investment Funds.

	Returns
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment Funds	3.9%	10.7%	8.4%	10.2%
Performance Attribution
The following table sets forth the performance attribution for the Investment Funds for the comparative periods presented.

	Performance Attribution
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Long positions	5.5%	16.8%	11.7%	19.8%
Short positions	0.9%	-5.3%	-1.7%	-8.6%
Other	-2.5%	-0.8%	-1.6%	-1.0%
	3.9%	10.7%	8.4%	10.2%
Three Months Ended June 30, 2015 and 2014
The Investment Funds' aggregate return was 3.9% for the three months ended June 30, 2015.  During the second quarter of 2015, the Investment Funds' performance was driven by gains in long equity positions, primarily in a few of their largest core holdings, partially offset by losses in a few of their core holdings.
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
Six Months Ended June 30, 2015 and 2014
The Investment Funds' aggregate return was 8.4% for the six months ended June 30, 2015.  During the first six months of 2015, the Investment Funds' performance was driven by gains in long equity positions, primarily in a few of their largest core holdings, partially offset by losses in a few of their core holdings.
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
From inception in November 2004 through June 30, 2015, the Investment Funds' gross return was approximately 258%, representing an annualized rate of return of approximately 13%.

Automotive

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net sales	$2,016	$1,872	$3,851	$3,651
Cost of goods sold	1,706	1,574	3,290	3,080
Gross margin	$310	$298	$561	$571
We conduct our Automotive segment through our majority ownership in Federal-Mogul Holdings Corporation's ("Federal-Mogul") and wholly owned subsidiary, IEH Auto Holdings, LLC ("IEH Auto"), which acquired substantially all of the auto parts assets in the United States of Uni-Select, Inc. through an acquisition that was consummated during the second quarter of 2015.  See Note 2 , "Operating Units - Automotive," for further discussion of this acquisition. Intercompany transactions between Federal-Mogul and IEH Auto have been eliminated in consolidation and the discussion below are net of eliminations.
IEH Auto is a leading automotive parts distributor for domestic and imported vehicles and has 39 distribution centers and satellite locations and 240 corporate-owned jobber stores in the United States and supports a network of more than 2,000 independent wholesalers. IEH Auto operates independently of Federal-Mogul.
Federal-Mogul is comprised of two end-customer focused businesses, Powertrain and Motorparts. The Powertrain business focuses on original equipment products for automotive, heavy duty and industrial applications. The Motorparts business sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers and other vehicle components.
Federal-Mogul's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. Federal-Mogul's filings with the SEC are available on the SEC's website at www.sec.gov.
Federal-Mogul is a leading global supplier of a broad range of components, accessories and systems to the automotive, small engine, heavy-duty, marine, railroad, agricultural, off-road, aerospace and energy, industrial and transport markets, including customers in both the original equipment manufacturers and servicers (“OE”) market and the replacement market (“aftermarket”). Federal-Mogul’s customers include the world’s largest automotive OEs and major distributors and retailers in the independent aftermarket. Geographically, Federal-Mogul derived 37% of its net sales in the United States and 63% internationally during the six months ended June 30, 2015. Federal-Mogul has operations in established markets including Australia, Belgium, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Morocco, Poland, Romania, Russia, South Africa and Thailand. The attendant risks of Federal-Mogul's international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.
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
On February 24, 2015, Federal-Mogul announced that it would defer the previously announced spin-off of its Motorparts business to allow for the integration of its recently completed brake component, chassis and valvetrain acquisitions and to recognize the benefits of the strategic initiatives in its Motorparts business. Federal-Mogul's board of directors intends to revisit the timing of the spin-off prior to the end of December 31, 2015.  Meanwhile Federal-Mogul will continue to operate as two separate, independent businesses. No assurances can be given regarding the ultimate timing of the separation or that it will be consummated.
Three Months Ended June 30, 2015 and 2014
Net sales for our Automotive segment for the three months ended June 30, 2015 as compared to the comparable prior year period increased by $144 million (8%), of which $79 million is attributable to Federal-Mogul (net of intercompany eliminations) and $65 million is attributable to the acquisition of IEH Auto during the second quarter of 2015.
Federal-Mogul was negatively impacted by the strengthening of the U.S. dollar against several global currencies which resulted in an unfavorable foreign currency impact of $177 million. Excluding the impact of foreign currency, on a constant dollar basis, sales volumes increased by $256 million. This sales growth is comprised of an increase in Federal-Mogul's Powertrain business' external sales of $125 million, reflecting the inclusion of the TRW Automotive Holdings Corp.'s ("TRW") engine components business’ engine valve business as well as an increase in volume for the quarter. External sales in Federal-Mogul's Motorparts business increased by $131 million (net of intercompany eliminations), driven by the acquisition of the Affinia Group Inc. ("Affinia"), the acquisition of Honeywell International Inc.'s ("Honeywell") brake component business.
Federal-Mogul's Powertrain business generated approximately 70% of its sales outside of the United States and the resulting currency movements decreased sales by approximately $117 million. Therefore, on a constant dollar basis, external sales increased 13% compared to the second quarter of 2014. The increase in Federal-Mogul's Powertrain’s sales reflects the inclusion of the acquisition of certain assets of the TRW engine components business, which closed on February 6, 2015, as well as an increase in volume which increased sales by $125 million. This includes the impact of customer decreases of $8 million. When excluding the impact of sales from Federal-Mogul's TRW engine component valve acquisition, sales in North America decreased by 1%, while light vehicle production and commercial vehicle production increased by 3% and 9%, respectively. In Europe, the Middle East and Africa ("EMEA"), sales increased by 4% compared to a 1% increase in light vehicle production and a 2% decrease in commercial vehicle production. Federal-Mogul's Powertrain sales in the rest of the world ("ROW") increased by 1% compared to a 1% decrease in light vehicle production and a decrease in commercial vehicle production of 7%.
In Federal-Mogul's Motorparts business, external sales volumes increased by $131 million on a constant dollar basis (net of intercompany eliminations). This increase was primarily related to Federal-Mogul's Honeywell braking and the Affinia chassis component acquisitions, combined with a 3% increase in its underlying business. On a comparable basis, excluding the impacts of foreign currency exchange and acquisitions, Federal-Mogul's Motoparts sales in North America increased by 4%, mainly driven by an increase in sales to the U.S. and Canada aftermarket. Federal-Mogul's Motorparts' sales in EMEA, at constant foreign exchange rates and excluding the impact of acquisitions, decreased by 1.5%, including a 1% increase in Federal-Mogul's Western Europe aftermarket sales and a $2 million reduction in sales to the Russian aftermarket. At constant foreign exchange rates, Federal-Mogul's Motoparts' sales in ROW increased by 39%, primarily due to its Honeywell acquisition as well as continued growth in the China and aftermarket business driven by its product line and customer expansion.
The IEH Auto acquisition contributed $65 million in net sales during the second quarter of 2015. IEH Auto is a service organization engaged in the distribution of automotive aftermarket parts. Through its locations, IEH Auto sells predominantly to commercial aftermarket customers as well as the retail and do-it-yourself ("DIY") customers.
Cost of goods sold for our Automotive segment for the three months ended June 30, 2015 as compared to the comparable prior year period increased by $132 million (8%). The increase was primarily due to an increase in sales volumes in Federal-Mogul's Powertrain and Motorparts businesses, reflecting the inclusion of its TRW Automotive Holdings Corp.'s ("TRW) engine component business as well as the inclusion of the IEH Auto acquisition.
Gross margin for our Automotive segment for the three months ended June 30, 2015 increased by $12 million (4%) as compared to the comparable prior year period. Gross margin was 15% and 16% of net sales for the three months ended June 30, 2015 and 2014, respectively. The decrease in gross margin as a percentage of net sales over the respective periods was due to unfavorable currency impact and strategic initiative costs in Federal-Mogul's Motorparts business.

Six Months Ended June 30, 2015 and 2014
Net sales for our Automotive segment for the six months ended June 30, 2015 as compared to the comparable prior year period increased by $200 million (5%), of which $135 million is attributable to Federal-Mogul (net of intercompany eliminations) and $65 million is attributable to the acquisition of IEH Auto during the second quarter of 2015.
Federal-Mogul's net sales were negatively impacted by the strengthening of the U.S. dollar against several global currencies which resulted in an unfavorable foreign currency impact of $337 million. Excluding the impact of foreign currency, on a constant dollar basis, Federal-Mogul's sales volumes increased by $472 million, net of customer price reductions of $4 million. This sales growth is comprised of an increase in Federal-Mogul's Powertrain business' external sales of $238 million, reflecting the inclusion of its TRW Automotive Holdings Corp.'s ("TRW") engine components business’ engine valve business as well as an increase in volume for the quarter. External sales in Federal-Mogul's Motorparts business increased by $234 million (net of intercompany eliminations), driven by the acquisition of the Affinia Group Inc. ("Affinia"), the acquisition of Honeywell International Inc.'s ("Honeywell") brake component business.
Federal-Mogul's Powertrain business generated approximately 70% of its sales outside of the United States and the resulting currency movements decreased sales by approximately $228 million. Therefore, on a constant dollar basis, Federal-Mogul's Powertrain external sales increased 12% compared to the same period in 2014. The increase in Federal-Mogul's Powertrain’s sales reflects the inclusion of the acquisition of certain assets of the TRW engine components business, which closed on February 6, 2015, as well as increases in volume and market share gains which together, increased sales by $238 million. This includes the impact of customer price decreases of $15 million. When excluding the impact of sales from the acquisition of certain assets of Federal-Mogul's TRW engine components business, sales in North America increased by 1%, while light vehicle production and commercial vehicle production increased by 3% and 13%, respectively. In EMEA, Federal-Mogul's Powertrain sales increased by 3% compared to a 3% increase in light vehicle production and a 1% decrease in commercial vehicle production. Federal-Mogul's Powertrain sales in ROW increased by 1% compared to flat light vehicle production and a decrease in commercial vehicle production of 12%.
Excluding the unfavorable currency impact of $109 million, Federal-Mogul's Motorparts' sales increased by $234 million on a constant dollar basis (net of intercompany eliminations). This increase was primarily due to additional sales related to Federal-Mogul's Honeywell braking and Affinia chassis component acquisitions. On a comparable basis, excluding exchange and the impact of acquisitions, Federal-Mogul's Motorparts' sales in North America increased by 1% and EMEA sales decreased by 1%. Federal-Moguls' Motorparts' sales in ROW increased by 38%, primarily due its Honeywell acquisition as well as continued growth in the China and India Aftermarket businesses driven by product line and customer expansion.
The IEH Auto acquisition contributed $65 million in net sales during the six months ended June 30, 2015. IEH Auto is a service organization engaged in the distribution of automotive aftermarket parts. Through its locations, IEH Auto sells predominantly to commercial aftermarket customers as well as the retail and DIY customers.
Cost of goods sold for our Automotive segment for the six months ended June 30, 2015 as compared to the comparable prior year period increased by $210 million (7%). The increase was primarily due to an increase in sales volumes in both Federal-Mogul's Powertrain and Motorparts businesses, reflecting the inclusion of the acquisitions of the TRW engine component business, the Affinia chasis business as well as the Honeywell brake component business. In addition, cost of goods sold increased due to the inclusion of the IEH Auto acquisition.
Gross margin for our Automotive segment for the six months ended June 30, 2015 decreased by $10 million (2%) as compared to the comparable prior year period. Gross margin was 15% and 16% of net sales for the six months ended June 30, 2015 and 2014, respectively. The decrease in gross margin as a percentage of net sales over the respective periods was due to unfavorable currency impact and strategic initiative costs in Federal-Mogul's Motorparts business.

Energy

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net Sales:
Petroleum	$1,548	$2,466	$2,852	$4,842
Fertilizer	81	78	174	157
Eliminations	(5)	(3)	(13)	(11)
	$1,624	$2,541	$3,013	$4,988
Cost of Goods Sold:
Petroleum	$1,286	$2,304	$2,471	$4,504
Fertilizer	51	57	111	112
Eliminations	(5)	(3)	(13)	(11)
	$1,332	$2,358	$2,569	$4,605
Gross Margin:
Petroleum	$262	$162	$381	$338
Fertilizer	30	21	63	45
Eliminations	—	—	—	—
	$292	$183	$444	$383
The following table provides a reconciliation of our Energy segment's petroleum business' gross margin to refining margin and refining margin adjusted for FIFO impacts for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions, except barrels metrics)
Net sales	$1,548	$2,466	$2,852	$4,842
Cost of goods sold	1,286	2,304	2,471	4,504
Gross margin	262	162	381	338
Add back:
Direct operating expenses	88	93	175	192
Major scheduled turnaround expenses	2	—	2	—
Flood insurance recovery	(27)	—	(27)	—
Depreciation and amortization	42	39	84	76
Refining margin	367	294	615	606
FIFO impacts (favorable), unfavorable	(37)	(24)	(12)	(46)
Refining margin adjusted for FIFO impacts	$330	$270	$603	$560

Gross margin per barrel	$13.66	$8.40	$10.21	$9.02
Refining margin per barrel	19.12	15.22	16.47	16.17
Refining margin per barrel adjusted for FIFO impacts	17.22	13.96	16.15	14.95

Total crude oil throughput (barrels per day)	210,727	212,047	206,221	207,004
CVR Energy, Inc.'s ("CVR") Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. CVR's filings with the SEC are available on the SEC's website at www.sec.gov.

As of June 30, 2015, we owned 82% of the total outstanding common stock of CVR. In addition, as of June 30, 2015, we owned approximately 4.0% of the total outstanding common stock of CVR Refining, LP ("CVR Refining").
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
On June 10, 2015, the EPA published the proposed annual percentage standards for 2014, 2015 and 2016 under the RFS program. For each year, the proposed volumes for cellulosic, advanced biofuel and renewable fuel are lower than the statutorily mandated volumes. However, the proposed volumes for biomass-based diesel are above the statutorily mandated volumes. The EPA is proposing to set the volume requirements for 2014 at the levels that were actually used in 2014. For 2015 and 2016, the EPA is proposing to increase the volume requirements above 2014 levels. In the same proposed rule, the EPA also published the proposed annual biomass-based diesel volume requirement for 2017. The EPA expects to finalize the proposed volumes by November 30, 2015.
The cost of RINs for the three months ended June 30, 2015 and 2014 was $38 million and $29 million, respectively, and for the six months ended June 30, 2015 and 2014 was $74 million and $64 million, respectively. The current and future cost of RINs for our Energy segment's petroleum business will be more accurately defined by the November 30, 2015 ruling. The future cost of RINs for our Energy segment's petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of our Energy segment's petroleum business' petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from quarter to quarter. Based upon recent market prices of RINs and current estimates related to the other variable factors, our

Energy segment's petroleum business currently estimates that the total cost of RINs will be approximately $110 million to $150 million for the year ending December 31, 2015.
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
Three Months Ended June 30, 2015 and 2014
Net sales for the petroleum business, before eliminations, for the three months ended June 30, 2015 decreased to approximately $1.5 billion from $2.5 billion for the three months ended June 30, 2014. The decrease in net sales for the petroleum business was largely the result of lower sales prices for the petroleum business' transportation fuels and by-products in addition to a small decrease in sales volumes. For the three months ended June 30, 2015, CVR's petroleum business sold approximately 10.3 million and 9.0 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $1.87 and $1.81, respectively. For the three months ended June 30, 2014, CVR's petroleum business sold approximately 10.4 million and 8.9 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.87 and $2.97, respectively.
Net sales for the fertilizer business, before eliminations, for the three months ended June 30, 2015 increased to $81 million from $78 million for the three months ended June 30, 2014. The increase in net sales for the fertilizer business was primarily due to an increase in sales volume of UAN and ammonia. For the three months ended June 30, 2015, CVR sold 249,790 and 6,307 tons of UAN and ammonia, respectively, with a sales price per ton of $299 and $560, respectively. For the three months ended June 30, 2014, CVR sold 239,216 and 2,854 tons of UAN and ammonia, respectively, with a sales price per ton of $311 and $542, respectively. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 100%, 99.3% and 96.6%, respectively, for the three months ended June 30, 2015 and 94.2%, 88.1% and 85.9% for the three months ended June 30, 2014.
Cost of goods sold for the petroleum business for the three months ended June 30, 2015 and 2014 was approximately $1.3 billion and $2.3 billion, respectively. Cost of goods sold for the petroleum business includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs, transportation distribution costs, costs associated with the actual operations of CVR's refineries (such costs are collectively referred to as "direct operating expenses") such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance and labor and environmental compliance costs. In addition, cost of goods sold includes depreciation and amortization.
The decrease in cost of sales for the petroleum business was primarily due to a decrease in cost of consumed crude oil and products purchased for resale. The average cost per barrel of crude oil consumed for the three months ended June 30, 2015 was $54.60 compared to $101.82 for the comparable period of 2014, a decrease of approximately 46%. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the three months ended June 30, 2015, the petroleum business had an favorable FIFO inventory impact of $37 million compared to a favorable FIFO inventory impact of $24 million for the comparable prior year period.
Refining margin per barrel of crude oil throughput increased to $19.12 for the three months ended June 30, 2015 from $15.22 for the three months ended June 30, 2014. Refining margin adjusted for FIFO impact increased to $17.22 per crude oil throughput barrel for the three months ended June 30, 2015 from $13.96 per crude oil throughput barrel for the three months ended June 30, 2014. Gross margin per barrel increased to $13.66 for the three months ended June 30, 2015 as compared to gross margin per barrel of $8.40 in the comparable prior year period. The increase in refining margin and gross margin per barrel was primarily due to a stronger spread between crude oil and transportation fuel prices.
The fertilizer business' cost of goods sold for the three months ended June 30, 2015 decreased to $51 million from $57 million the comparable prior year period. The decrease was primarily due to lower distribution costs mostly due to the decrease in railcar regulatory inspections and repairs and ammonia purchases. Cost of goods sold for the fertilizer business is primarily comprised of pet coke expense, freight expense, distribution expense, purchased ammonia costs, direct operating expenses and depreciation and amortization.
Six Months Ended June 30, 2015 and 2014
Net sales for the petroleum business, before eliminations, for the six months ended June 30, 2015 decreased to approximately $2.9 billion from $4.8 billion for the six months ended June 30, 2014. The decrease in net sales for the petroleum business was largely the result of lower sales prices for the petroleum business' transportation fuels and by-products in addition to a small decrease in sales volumes. For the six months ended June 30, 2015, CVR's petroleum business sold approximately 21.1 million and 17.2 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $1.67 and $1.75, respectively. For the six months ended June 30, 2014, CVR's petroleum business sold approximately 20.3 million and 18.1 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.77 and $2.98, respectively.
Net sales for the fertilizer business, before eliminations, for the six months ended June 30, 2015 increased to $174 million from $157 million for the six months ended June 30, 2014. The increase in net sales for the fertilizer business was primarily due to an increase in sales volume of UAN and ammonia. For the six months ended June 30, 2015, CVR sold 524,330 and 19,128 tons of UAN and ammonia, respectively, with a sales price per ton of $293 and $562, respectively. For the six months ended June 30, 2014, CVR sold 493,886 and 8,301 tons of UAN and ammonia, respectively, with a sales price per ton of $295 and $511, respectively. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 99.7%, 96.9% and 97.2%, respectively, for the six months ended June 30, 2015 and 96.5%, 90.1% and 91.4% for the six months ended June 30, 2014.
Cost of goods sold for the petroleum business for the six months ended June 30, 2015 and 2014 was approximately $2.5 billion and $4.5 billion, respectively. Cost of goods sold for the petroleum business includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs, transportation distribution costs, costs associated with the actual operations of CVR's refineries (such costs are collectively referred to as "direct operating expenses") such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance and labor and environmental compliance costs. In addition, cost of goods sold includes depreciation and amortization.
The decrease in cost of sales for the petroleum business was primarily due to a decrease in cost of consumed crude oil and products purchased for resale. The average cost per barrel of crude oil consumed for the six months ended June 30, 2015 was $51.15 compared to $98.96 for the comparable period of 2014, a decrease of approximately 48%. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the six months ended June 30, 2015, the petroleum business had an favorable FIFO inventory impact of $12 million compared to a favorable FIFO inventory impact of $46 million for the corresponding prior year period.
Refining margin per barrel of crude oil throughput increased to $16.47 for the six months ended June 30, 2015 from $16.17 for the six months ended June 30, 2014. Refining margin adjusted for FIFO impact increased to $16.15 per crude oil throughput barrel for the six months ended June 30, 2015 from $14.95 per crude oil throughput barrel for the six months ended June 30, 2014. Gross margin per barrel increased to $10.21 for the six months ended June 30, 2015 as compared to gross margin per barrel of $9.02 in the corresponding prior year period. The increase in refining margin and gross margin per barrel was primarily due to a stronger spread between crude oil and transportation fuel prices.

The fertilizer business' cost of goods sold for the six months ended June 30, 2015 decreased to $111 million from $112 million, respectively. Cost of goods sold for the fertilizer business is primarily comprised of pet coke expense, freight expense, distribution expense, purchased ammonia costs, direct operating expenses and depreciation and amortization.

Metals

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net sales	$103	$188	$209	$377
Cost of goods sold	110	191	226	383
Gross margin	$(7)	$(3)	$(17)	$(6)
Summarized ferrous tons and non-ferrous pounds sold for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in 000s)
Ferrous tons sold	233	321	439	616
Non-ferrous pounds sold	33,287	36,421	66,681	77,222
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the U.S. and other global markets. Ferrous and non-ferrous scrap have been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.
Three Months Ended June 30, 2015 and 2014
Net sales for the three months ended June 30, 2015 decreased by $85 million (45%) as compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes and price of ferrous and non-ferrous for the three months ended June 30, 2015 as compared to the comparable prior year period.
Ferrous shipments decreased by 88,000 gross tons (27%) while the average price decreased by $132 per gross ton (35%) during the three months ended June 30, 2015 as compared to the comparable prior year period. The shipment decrease was attributable to reduced demand from domestic steel mills, where a certain third-party report indicated that steel output was 9% lower for the three months ended June 30, 2015 as compared to the corresponding prior year period. Lower ferrous market prices in the second quarter of 2015 continued to negatively impact the availability of feedstock.
Non-ferrous shipment volumes decreased by 3.1 million pounds (9%) and average selling prices for non-ferrous decreased $0.14 per pound (16%) during the three months ended June 30, 2015 as compared to the corresponding prior year period primarily due to weaker global demand and pricing.
Cost of goods sold for the three months ended June 30, 2015 decreased by $81 million (42%) compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes, lower material costs and lower processing costs. Gross margin as a percentage of net sales was a loss of 7% and 2% for the three months ended June 30, 2015 and 2014, respectively. While material margin as a percentage of net sales improved during the three months ended June 30, 2015 as compared to the comparable prior year period, reflecting improved buying efforts, this was offset by increased processing costs as a percentage of net sales due to decrease in sales volumes over the respective periods.
Six Months Ended June 30, 2015 and 2014
Net sales for the six months ended June 30, 2015 decreased by $168 million (45%) compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes and price of ferrous and non-ferrous for the six months ended June 30, 2015 as compared to the corresponding prior year period.
Ferrous shipments decreased by 177,000 gross tons (29%) while the average price decreased by $112 per gross ton (28%) during the six months ended June 30, 2015 as compared to the comparable prior year period. The shipment decrease was attributable to reduced demand from domestic steel mills, to low iron ore pricing, and to the negative impact of lower prices on the availability of feedstock.
Non-ferrous shipment volumes decreased by 10.5 million pounds (14%) and average selling prices for non-ferrous decreased $0.13 per pound (15%) during the six months ended June 30, 2015 as compared to the prior year period, primarily due to weaker global market demand and pricing. Sixty-seven percent of the year-on-year decrease in shipment volumes was attributed to the closing of our Metals segment's aluminum ingot tolling operations during the first quarter of 2014.
Cost of goods sold for the six months ended June 30, 2015 decreased by $157 million (41%) compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes, lower material costs and lower processing costs. Gross margin as a percentage of net sales was a loss of 8% and 2% for the six months ended June 30, 2015 and 2014, respectively. While material margin as a percentage of net sales improved during the six months ended June 30, 2015 as compared to the comparable prior year period, reflecting improved buying efforts, this was offset by increased processing costs as a percentage of net sales due to decrease in sales volumes over the respective periods. Efforts continue to bring costs in line with lower volumes and market pricing.

Railcar

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net Sales/Other Revenues From Operations:
Manufacturing	$268	$268	$574	$486
Railcar Leasing	113	90	220	172
Railcar Services	20	18	37	34
Eliminations	(191)	(153)	(401)	(258)
	$210	$223	$430	$434
Cost of Goods Sold/Other Expenses From Operations:
Manufacturing	$196	$203	$429	$365
Railcar Leasing	48	38	92	75
Railcar Services	16	14	29	27
Eliminations	(151)	(117)	(311)	(193)
	$109	$138	$239	$274
Gross Margin:
Manufacturing	$72	$65	$145	$121
Railcar Leasing	65	52	128	97
Railcar Services	4	4	8	7
Eliminations	(40)	(36)	(90)	(65)
	$101	$85	$191	$160

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
The North American railcar market has been, and we expect it to continue to be, highly cyclical. Our Railcar segment continues to see inquiries for pressure and general service tank railcars, as well as inquiries for hopper railcars servicing various commodities in the non-energy related markets. In contrast, demand for railcars servicing the energy markets remains uncertain, given the recent volatility in oil prices, as well as the release of new regulations related to tank railcars in the U.S. and Canada. As a result, certain customers have delayed ordering any energy related railcars, including tank railcars for crude service and hopper railcars for sand service.
Our Railcar segment continues to believe its efforts to increase flexibility at its plants while focusing on its core business of tank and hopper railcar manufacturing will position it to meet any increase in demand for new railcars, as well as retrofit and maintenance work to existing railcars that may result from these new regulations. Our Railcar segment cannot assure you of the impact of this regulatory change affecting the North American railcar industry or our Railcar segment's business. Similarly, our Railcar segment cannot assure you that hopper or tank railcar demand will continue at current levels, that demand for any railcar types or railcar services will improve, or that its railcar backlog, orders or shipments will track industry-wide trends.
Railcar shipments for the three months ended June 30, 2015 were 2,397 railcars, including 1,756 railcars to leasing customers, as compared to 2,140 railcars for the comparable prior year period, including 1,020 railcars to leasing customers.
Railcar shipments for the six months ended June 30, 2015 were 5,065 railcars, including 3,533 railcars to leasing customers, as compared to 3,750 railcars for the comparable prior year period, including 1,720 railcars to leasing customers.
As of June 30, 2015, our Railcar segment had a backlog of 8,454 railcars, including 2,059 railcars for lease customers. In response to changes in customer demand, our Railcar segment continues to adjust production rates at its railcar manufacturing facilities.
Three Months Ended June 30, 2015 and 2014
Total manufacturing revenues, before elimination of estimated railcar sales to our Railcar segment's leasing business, for the three months ended June 30, 2015 was flat at $268 million as compared to the comparable prior year period.
Gross margin from manufacturing operations, before eliminations relating to railcar sales to our Railcar segment's leasing business, for the three months ended June 30, 2015 increased to $72 million from $65 million as compared to the prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues increased to 27% for the three months ended June 30, 2015 from 24% for the corresponding prior year period. The higher gross margin percentage over the respective period was primarily due to stronger efficiencies and favorable pricing, partially offset by a shift in sales mix to a higher concentration of hopper railcars that generally sell at lower prices than tank railcars due to less material and labor content.
Railcar leasing revenues increased for the three months ended June 30, 2015 as compared to the corresponding prior year period due to an increase in number of railcars leased to customers and an increase in the average lease rate. The lease fleet grew from 37,070 railcars at June 30, 2014 to 43,484 railcars at June 30, 2015.
Six Months Ended June 30, 2015 and 2014
Total manufacturing revenues, before elimination of estimated railcar sales to our Railcar segment's leasing business, for the six months ended June 30, 2015 increased by $88 million (18%) over the comparable prior year period. The increase was primarily due to higher hopper railcar shipments, partially offset by lower tank railcar shipments in the first six months of 2015 as compared to the corresponding prior year period.
Gross margin from manufacturing operations, before eliminations relating to railcar sales to our Railcar segment's leasing business, for the six months ended June 30, 2015 increased to $145 million from $121 million as compared to the prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues was flat at 25% for each of the six months ended June 30, 2015 and 2014.
Railcar leasing revenues increased for the six months ended June 30, 2015 as compared to the corresponding prior year period due to an increase in number of railcars leased to customers and an increase in the average lease rate. The lease fleet grew from 37,070 railcars at June 30, 2014 to 43,484 railcars at June 30, 2015.

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

Three Months Ended June 30, 2015 and 2014
Our Gaming segment's net casino revenues decreased for the three months ended June 30, 2015 as compared to the comparable prior year period primarily due to the sale of the River Palms property in Laughlin, Nevada in 2014 and lower slot volumes in properties located in the central region, offset in part by a reduction in promotional gaming credits redeemed in properties located in central and east regions, as further discussed below.
Net revenues from Tropicana Casino and Resort, Atlantic City (“Tropicana AC”) comprise approximately 41% and 39% of our Gaming segment's net revenues for the three months ended June 30, 2015 and 2014, respectively. Based on market data, the Atlantic City market experienced year-over-year declines in gross casino win of 10.9% for the three months ended June 30, 2015. Tropicana AC casino revenues increased in the three months ended June 30, 2015 due primarily to the closure of four casino properties in Atlantic City during 2014; a comparison of year-over-year gross casino win for the remaining eight properties reflects a 2.6% increase in revenues in the Atlantic City market.
Tropicana AC's gross casino win increased 1.8% in the three months ended June 30, 2015 as compared to the corresponding prior year period as a result of increased customer volumes. In addition, promotional gaming credits redeemed at Tropicana AC were reduced by 16.0% during that time period; as a result, total net casino revenue (after deducting promotional gaming credits) at Tropicana AC has increased 4.4% in the three months ended June 30, 2015 as compared to the same period of 2014. Internet gaming revenues also increased during the three months ended June 30, 2015 as compared to the comparable prior year period. Several renovation and construction projects at Tropicana AC were completed during the three months ended June 30, 2015, including hotel room and casino floor renovations, boardwalk facade renovations and the opening of a new fitness center.
Revenues from rooms decreased for the three months ended June 30, 2015 as compared to the corresponding prior year period, primarily due to the sale of the River Palms property in 2014, as well as disruption at the MontBleu Casino Resort & Spa from an ongoing rooms renovation project which impacted business, partially offset by increases in both occupancy and average daily room rate at Tropicana AC.  The average daily room rate and occupancy across all of Tropicana's gaming properties were $84 and 73%, respectively, for the three months ended June 30, 2015 as compared to $78 and 67%, respectively, for the comparable prior year period.
Six Months Ended June 30, 2015 and 2014
Our Gaming segment's net casino revenues increased for the six months ended June 30, 2015 as compared to the comparable prior year period primarily due to an increase in consolidated gaming volumes of 8.3%, primarily due to the inclusion of Lumière acquisition in April 2014, coupled with higher gaming volumes at Tropicana AC and Tropicana Laughlin Hotel and Casino ("Tropicana Laughlin"). Tropicana's consolidated gross slot hold percentage was 9.6% and 9.5% for the six months ended June 30, 2015 and 2014, respectively. Tropicana's consolidated table game hold percentage was 17.0% and 17.2% for the six months ended June 30, 2015 and 2014, respectively.
Net revenues from Tropicana AC comprise approximately 38% and 40% of our Gaming segment's net revenues for the six months ended June 30, 2015 and 2014, respectively.  Based on market data, the Atlantic City market experienced year-over-year declines in gross casino win of 10.1% for the six months ended June 30, 2015, due primarily to the closure of four casino properties in Atlantic City during 2014; a comparison of year-over-year revenues for the remaining eight properties reflects a 4.2% increase in gross casino win in the Atlantic City market. Tropicana AC's gross casino win increased 5.3 % in the six months ended June 30, 2015 as compared to the corresponding prior year period as a result of increased customer volumes. Several renovation and construction projects at Tropicana AC were completed during the six months ended June 30, 2015, including hotel room and casino floor renovations, boardwalk facade renovations and the opening of a new fitness center.
Revenues from rooms increased for the six months ended June 30, 2015 as compared to the corresponding prior year period, primarily due to the acquisition of the Lumière in April 2014.  The average daily room rate and occupancy across all of Tropicana's gaming properties were $82 and 70%, respectively, for the six months ended June 30, 2015 as compared to $72 and 63%, respectively, for the comparable prior year period.
Mining
As discussed in Note 2, "Operating Units - Mining," we obtained control, and consolidated, the results of Ferrous Resources Limited ("Ferrous Resources"), which represents our Mining segment, during the second quarter of 2015.
For our Mining segment, the key performance driver has historically been from demand for raw materials from Chinese steelmakers.  For the one month ended June 30, 2015, our Mining segment has been concentrating on sales in its domestic market, Brazil, where the best margins are being captured. During the first half of 2015, both domestic and global steel industries continue to show weakness as steel mills' utilization rates have declined and prices have collapsed. Our Mining segment expects 2015 to be a challenging year for the steel industry as it contends with slowing growth, overcapacity and increased competition.

Net sales for the one month ended June 30, 2015 was $6 million. Cost of goods sold for the one month ended June 30, 2015 was $6 million.
During the month ended June 30, 2015, our Mining segment focused its sales efforts exclusively within its domestic market, Brazil. During the one month ended June 30, 2015, 318,472 tonnes of iron ore were sold, of which 300,629 tonnes were sold to a single customer, a Brazilian multinational diversified metals and mining corporation and one of the largest logistics operators in Brazil, and 17,843 tonnes were sold to other small steel producers. The average sales price was $21.67 per tonne. Our Mining segment continues to evaluate the best alternatives to sell its products in light of the challenging markets for iron ore. In recent months, the best margins are being captured on sales to our Mining segment's domestic market, Brazil.
Food Packaging
Viskase Companies, Inc. ("Viskase") currently operates nine manufacturing facilities and six distribution centers throughout North America, Europe, South America and Asia and derives approximately 69% of its total net sales from customers located outside the United States.
Three Months Ended June 30, 2015 and 2014
Net sales for the three months ended June 30, 2015 decreased by $2 million (2%) as compared to the comparable prior year period, with a $9 million decrease due to unfavorable foreign currency translation and $1 million due to unfavorable price and product mix, offset in part by $8 million increase due to higher sales volumes.
Cost of goods sold for the three months ended June 30, 2015 decreased by $2 million (3%) as compared to the comparable prior year period. Gross margin as a percent of net sales was 26% for each of the three months ended June 30, 2015 and 2014.
Six Months Ended June 30, 2015 and 2014
Net sales for the six months ended June 30, 2015 decreased by $5 million (3%) as compared to the comparable prior year period, with a $13 million decrease due to unfavorable foreign currency translation and $2 million due to unfavorable price and product mix, offset in part by $10 million increase due to higher sales volumes.
Cost of goods sold for the six months ended June 30, 2015 decreased by $2 million (1%) as compared to the comparable prior year period. Gross margin as a percent of net sales was 24% and 25% for the six months ended June 30, 2015 and 2014, respectively. The decline in the gross margin as a percent of net sales over the comparable period was due to increased pension expense.
Real Estate
Real Estate revenues and expenses include results from resort operations, sales of residential units and rental income and expenses, including income from financing leases. Sales of residential units are included in net sales in our condensed consolidated financial statements. Results from resort and rental operations, including financing lease income, are included in other revenues from operations in our condensed consolidated financial statements. Revenue from our real estate operations for each of the three and six months ended June 30, 2015 and 2014 were substantially derived from our resort and rental operations. During the six months ended June 30, 2015, we sold two commercial rental properties and Oak Harbor development and operations, which historically operated as part of Grand Harbor.
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
Three Months Ended June 30, 2015 and 2014
Net sales for the three months ended June 30, 2015 increased by $6 million (13%) compared to the comparable prior year period. The increase was primarily due to an increase in sales volume. Cost of goods sold for the three months ended June 30, 2015 increased by $7 million (18%) compared to the comparable prior year period. The increase was primarily due to higher sales volume. Gross margin as a percentage of net sales was 14% for the three months ended June 30, 2015 as compared to 16% for the comparable prior year period. The decrease was primarily due to a sell-off and write-down of aging inventory.
Six Months Ended June 30, 2015 and 2014
Net sales for the six months ended June 30, 2015 increased by $11 million (13%) compared to the comparable prior year period. The increase was primarily due to an increase in sales volume. Cost of goods sold for the six months ended June 30, 2015 increased by $10 million (13%) compared to the comparable prior year period. The increase was primarily due to higher sales volume. Gross margin as a percentage of net sales was 14% for the six months ended June 30, 2015 as compared to 15% for the comparable prior year period.
Holding Company
Three Months Ended June 30, 2015 and 2014
Net loss from investment activities decreased to $18 million for the three months ended June 30, 2015 from $24 million in the comparable prior year period. The decrease was primarily related to unrealized losses from certain swap agreements that were terminated during the third quarter of 2014.
Six Months Ended June 30, 2015 and 2014
Net loss from investment activities decreased to $32 million for the six months ended June 30, 2015 from $45 million in the comparable prior year period. The decrease was primarily related to unrealized losses from certain swap agreements that were terminated during the third quarter of 2014.

Other Consolidated Results of Operations
Other Income (Loss), Net
Three Months Ended June 30, 2015 and 2014
Our consolidated other income, net for the three months ended June 30, 2015 and 2014 was $19 million and $13 million, respectively. Equity earnings from non-consolidated affiliates, primarily from our Automotive segment, were $18 million and $13 million for the three months ended June 30, 2015 and 2014, respectively. Additionally, during the second quarter of 2015 and 2014, our Energy segment recorded (losses) gains on certain derivative contracts of $(13) million and $36 million, respectively. In addition, during the three months ended June 30, 2014, our Automotive segment had a debt refinancing transaction and recorded a loss on extinguishment of debt of $36 million. See Note 6, "Financial Instruments," Note 10 "Debt" and Note 16, "Other Income (Loss), Net," to the condensed consolidated financial statements for further discussion.
Six Months Ended June 30, 2015 and 2014
Our consolidated other income (loss), net for the six months ended June 30, 2015 and 2014 was $(8) million and $48 million, respectively. During the first six months of 2015 and 2014, our Energy segment recorded (losses) gains on certain derivative contracts of $(64) million and $145 million, respectively. During the six months ended June 30, 2015 and 2014, we had various debt refinancing transactions and recorded an aggregate loss on extinguishment of debt of $2 million and $162 million, respectively. Additionally, equity earnings from non-consolidated affiliates, primarily from our Automotive segment, were $32 million and $26 million for the six months ended June 30, 2015 and 2014, respectively. In addition, during the first quarter of 2014, our Gaming segment received $32 million in cash as payment to satisfy future credits in connection with a certain negotiated tax settlement. See Note 6, "Financial Instruments," Note 10 "Debt" and Note 16, "Other Income (Loss), Net," to the condensed consolidated financial statements for further discussion.
Selling, General and Administrative
Three Months Ended June 30, 2015 and 2014
Our consolidated selling, general and administrative ("SG&A") for the three months ended June 30, 2015 increased by $72 million (16%) as compared to the comparable prior year period. The increase was primarily due to an increase of $42 million from our Investment segment due to higher compensation expense related to a certain fund performance and an increase of $29 million from our Automotive segment primarily due to the inclusion of the acquisition of the Affinia Group Inc., the acquisition of certain business assets of Honeywell International Inc., the IEH Auto acquisition, an increase of $2 million from our Gaming segment primarily due to the inclusion of the acquisition of Lumière, and increase of $2 million from our Mining segment primarily due to the inclusion of the acquisition of Ferrous Resources, offset in part by net decreases in our other segments and Holding Company of $3 million.
Six Months Ended June 30, 2015 and 2014
Our consolidated selling, general and administrative ("SG&A") for the six months ended June 30, 2015 increased by $189 million (23%) as compared to the comparable prior year period. The increase was primarily due to an increase of $120 million from our Investment segment due to higher compensation expense related to a certain fund performance, an increase of $53 million from our Automotive segment primarily due to the inclusion of the acquisition of the Affinia Group Inc., the acquisition of certain business assets of Honeywell International Inc., the IEH Auto acquisition, an increase of $17 million from our Gaming segment primarily due to the inclusion of the acquisition of Lumière, and increase of $2 million from our Mining segment primarily due to the inclusion of the acquisition of Ferrous Resources, offset in part by net decreases in our other segments and Holding Company of $3 million.

Restructuring
Our consolidated restructuring costs were $27 million and $30 million for three months ended June 30, 2015 and 2014, respectively, which were attributable to our Automotive segment. Our consolidated restructuring costs were $39 million and $38 million for six months ended June 30, 2015 and 2014, respectively, which were attributable to our Automotive segment.
Restructuring expenses for the three months ended June 30, 2015 primarily relate to the reshaping of Federal-Mogul's aftermarket distribution network in Europe and separation programs in various European countries, primarily Germany, aimed at integrating the recently acquired Honeywell braking component locations. Federal-Mogul expects to complete these programs in 2018 and incur additional restructuring and other charges of approximately $30 million in connection therewith. For programs previously initiated, Federal-Mogul expects to complete these programs in 2016 and incur additional restructuring and other charges of approximately $15 million.
Interest Expense
Three Months Ended June 30, 2015 and 2014
Our consolidated interest expense during the three months ended June 30, 2015 increased by $90 million (46%) as compared the corresponding prior year period. The increase was primarily due to higher interest expense from our Investment segment attributable to due to broker balances over the respective periods, higher interest expense from our Automotive segment due to higher outstanding debt balances on its revolver facility coupled with higher interest rates following the refinancing of its term loans over the respective periods and higher interest expense from our Railcar segments due to higher outstanding debt balances over the respective periods.
Six Months Ended June 30, 2015 and 2014
Our consolidated interest expense during the six months ended June 30, 2015 increased by $190 million (52%) as compared the corresponding prior year period. The increase was primarily due to higher interest expense from our Investment segment attributable to due to broker balances over the respective periods, higher interest expense from our Automotive segment due to higher outstanding debt balances on its revolver facility coupled with higher interest rates following the refinancing of its term loans over the respective periods and higher interest expense from our Railcar segments due to higher outstanding debt balances over the respective periods.
Income Tax Expense
Three Months Ended June 30, 2015 and 2014
For the three months ended June 30, 2015, each of Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $113 million on pre-tax income of $654 million compared to an income tax expense of $82 million on pre-tax income of $1,205 million for the three months ended June 30, 2014. Our effective income tax rate was 17.3% and 6.8% for the three months ended June 30, 2015 and 2014, respectively.
For each of the three months ended June 30, 2015 and 2014, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership income not subject to taxation, as such taxes are the responsibility of the partners.
Six Months Ended June 30, 2015 and 2014
For the six months ended June 30, 2015, each of Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $162 million on pre-tax income of $1,125 million compared to an income tax expense of $185 million on pre-tax income of $1,385 million for the six months ended June 30, 2014. Our effective income tax rate was 14.4% and 13.4% for the six months ended June 30, 2015 and 2014, respectively.
For each of the six months ended June 30, 2015 and 2014, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership income not subject to taxation, as such taxes are the responsibility of the partners.

Liquidity and Capital Resources
Holding Company
As of June 30, 2015, the Holding Company had investments in the Investment Funds with a total fair market value of approximately $4.6 billion. As of June 30, 2015, our Holding Company had cash and cash equivalents of $222 million and total debt of approximately $5.5 billion.
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
As of June 30, 2015 based on covenants in the indenture governing our senior notes, we could incur approximately $1.2 billion in additional indebtedness. See Note 10, “Debt,” to the condensed consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.
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
On May 5, 2015, Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. As a result, on June 30, 2015, Icahn Enterprises distributed an aggregate 1,825,930 depositary units to unit holders electing to receive depositary units in connection with this distribution.
On July 30, 2015, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit, which will be paid on or about September 28, 2015 to depositary unit holders of record at the close of business on August 17, 2015. Depositary unit holders have until September 9, 2015 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 10 consecutive trading days ending September 23, 2015. No fractional depositary units will be issued pursuant to the dividend payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.

Borrowings
Debt consists of the following:

	June 30, 2015	December 31, 2014
	(in millions)
5.875% senior unsecured notes due 2022 - Icahn Enterprises/Icahn Enterprises Holdings	$1,338	$1,337
6.00% senior unsecured notes due 2020 - Icahn Enterprises/Icahn Enterprises Holdings	1,708	1,708
4.875% senior unsecured notes due 2019 - Icahn Enterprises/Icahn Enterprises Holdings	1,270	1,270
3.50% senior unsecured notes due 2017 - Icahn Enterprises/Icahn Enterprises Holdings	1,172	1,171
Debt facilities - Automotive	2,801	2,584
Debt facilities - Energy	625	625
Debt and credit facilities - Railcar	2,391	2,133
Credit facilities - Gaming	294	295
Senior secured notes and revolving credit facility - Food Packaging	270	272
Other	251	193
	$12,120	$11,588

See Note 10, “Debt,” to the condensed consolidated financial statements for additional information concerning terms, restrictions and covenants of our debt. As of June 30, 2015, we are in compliance with all debt covenants.
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

Consolidated Cash Flows
The following table summarizes cash flow information for the six months ended June 30, 2015 and cash and cash equivalents as of June 30, 2015 for Icahn Enterprises' operating segments and the Holding Company:

	Six Months Ended June 30, 2015			June 30, 2015
	Net Cash (Used In) Provided By
	Operating Activities	Investing Activities	Financing Activities	Cash and Cash Equivalents
	(in millions)
Investment	$(238)	$—	$244	$10
Automotive	(85)	(494)	249	252
Energy	312	(19)	(96)	938
Metals	—	(18)	—	7
Railcar	169	(324)	222	432
Gaming	52	(63)	—	185
Mining	—	18	10	47
Food Packaging	10	(9)	(2)	37
Real Estate	(13)	41	(2)	17
Home Fashion	(1)	(3)	—	7
Holding Company	(53)	(622)	(58)	222
	$153	$(1,493)	$567	$2,154

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
Operating Activities
Cash provided by operating activities during the six months ended June 30, 2015 was primarily attributable to our Energy, Railcar and Gaming segments due to earnings before non-cash charges for depreciation and amortization. This was offset primarily by our Investment segment due to net cash used in investment transactions. Additionally, our Automotive segment has net cash used in operating activities primarily due to changes in working capital and the Holding Company had net cash used in operating activities primarily due to interest payments on its senior unsecured notes.
Investing Activities
Cash used in investing activities during the six months ended June 30, 2015 was primarily attributable to capital expenditures incurred by our subsidiaries and acquisitions of businesses. Our Railcar segment had capital expenditures of $330 million, of which $315 million was for the manufacture or purchase of railcars for its leasing operations. Additionally, our Automotive, Energy and Gaming segments had capital expenditures of $217 million, $87 million and $61 million, respectively. In addition, Federal-Mogul, representing a portion of our Automotive segment, acquired TRW engine components business in the first quarter of 2015 for $301 million, net of cash acquired, and our Holding Company acquired substantially all of the auto parts in the United States of Uni-Select, Inc. and Ferrous Resources during the second quarter of 2015 for an aggregate of $485 million, net of cash acquired.
Financing Activities
Cash provided from financing activities during the six months ended June 30, 2015 was primarily attributable to certain debt refinancing and draw down on revolver activities at our Railcar and Automotive segments. Additionally, our Investment segment received $245 million of capital contributions from affiliates of Mr. Icahn. This was offset in part by aggregate distributions of $173 million to non-controlling interests in certain of our subsidiaries and cash distributions to Icahn Enterprises' depositary unitholders.

Discussion of Segment Liquidity and Capital Resources
There have been no material changes to our capital expenditures during the six months ended June 30, 2015 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2014.
Investment
As of June 30, 2015, the Investment Funds' net notional exposure was 3%. The Investment Funds' long exposure was 150% (145% long equity and 5% long credit) and the Investment Funds' short exposure was 147% (128% short equity, 19% short credit and other).  The notional exposure represents the ratio of the notional exposure of the Investment Funds' invested capital to the net asset value of the Investment Funds at June 30, 2015.
Of our long exposure of 150%, the fair value of our long positions (with certain adjustments) represented 137% of our long exposure. The notional value of our other long positions, which primarily included single name equity forward contracts and credit contracts, represented 13% of our long exposure.
Of our short exposure of 147%, the fair value of our short positions represented 9% of our short exposure. The notional value of our other short positions, which primarily included short credit default swap contracts and short broad market index swap derivative contracts, represented 138% of our short exposure.
With respect to both our long positions that are not notionalized (137% long exposure) and our short positions that are not notionalized (9% short), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.
With respect to the notional value of our other short positions (138% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.
The Investment Funds historically have had access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.
Automotive
As of June 30, 2015 and December 31, 2014, the borrowing availability under the Federal-Mogul Replacement Revolving Facility was $280 million and $516 million, respectively. As of June 30, 2015, the outstanding balance on the Federal-Mogul Replacement Revolving Facility was $230 million. As of December 31, 2014, there were no borrowings outstanding under the Federal-Mogul Replacement Revolving Facility. Federal-Mogul had $40 million and $34 million of letters of credit outstanding as June 30, 2015 and December 31, 2014, respectively, pertaining to Federal-Mogul's term loan credit facility. To the extent letters of credit associated with the Federal-Mogul Replacement Revolving Facility are issued, there will be a corresponding decrease in borrowings available under this facility. See Note 10, "Debt - Automotive," to the condensed consolidated financial statements for additional discussion regarding Federal-Mogul's debt facilities.
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $383 million and $306 million as of June 30, 2015 and December 31, 2014, respectively. Of those gross amounts, $365 million and $293 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the condensed consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of June 30, 2015 and December 31, 2014, Federal-Mogul had withdrawn cash related to such transferred receivables of $2 million and $2 million, respectively. Proceeds from the transfers of accounts receivable qualifying as sales were $410 million and $445 million for the three months ended June 30, 2015 and 2014, respectively, and $800 million and $855 million for the six months ended June 30, 2015 and 2014, respectively.

Energy
As of June 30, 2015, CRLLC had availability under the Amended and Restated ABL Credit Facility of $323 million and had letters of credit outstanding of $28 million. There were no borrowings outstanding under the ABL Credit Facility as of June 30, 2015. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions as of June 30, 2015. In addition, as of June 30, 2015, CVR Partners had $25 million availability under its revolving credit facility, with an uncommitted incremental facility of up to $50 million.
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
For the six months ended June 30, 2015, we received an aggregate of $78 million in dividends from CVR and distributions from CVR Refining. Subsequent to June 30, 2015, CVR and CVR Refining declared a quarterly dividend and a distribution, respectively, which will result in an additional aggregate $41 million in dividends and distributions paid to us in the third quarter of 2015.
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
Our Railcar segment is reviewing the new tank railcar regulations in detail to assess their expected impact on its business and demand for its products and services. As a result of these new regulations, our Railcar segment may need to adjust its capital expenditure plans.

Critical Accounting Policies and Estimates
Except as discussed below, there have been no other material changes to our critical accounting policies and estimates during the six months ended June 30, 2015 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2014.
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

We are currently performing the annual goodwill impairment test for our Energy segment which will be finalized during the third quarter of 2015. Based on the preliminary results of our annual goodwill impairment test for our Energy segment, while the fair market value of our Energy segment's Petroleum reporting unit was substantially in excess of its carrying value, the fair market value of our Energy segment's Fertilizer reporting unit was approximately 1% in excess of its carrying value and was therefore considered at risk for failing "Step 1" of the goodwill impairment analysis. As of June 30, 2015, our Energy segment's Fertilizer reporting unit had $253 million of goodwill allocated to it. The most significant key assumption to determining the fair value of our Energy segment's Fertilizer reporting unit was its forecasted sales growth rate. If our Energy segment's Fertilizer reporting unit fails to achieve its forecasted sales growth rate, a goodwill impairment may result in future periods.
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
Mining
Reserves and Resources Estimates
Estimated recoverable reserves and resources are used to determine the depreciation of mining properties, account for deferred stripping costs and in performing impairment testing. Changes in assumptions will impact the carrying value of certain assets, provisions, depreciation and potential impairment charges and the carrying value of deferred tax assets.
In order to quantify reserves, estimates and assumptions are required to be made about a range of geological, technical and economic factors, including quantities, grades, production techniques, recovery rates, production costs, transport costs, commodity demand, commodity prices and exchange rates.
Estimating the quantity and/or grade of reserves requires the size, shape and depth of ore bodies or fields to be determined by analyzing geological data such as drilling samples. This process may require complex and difficult geological judgments and calculations to interpret the data.
Given the economic assumptions used to estimate changes in reserves from period to period, and because additional geological data is generated during the course of operations, estimates of reserves may change from period to period.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, creating a new topic, FASB ASC Topic 606, Revenue from Contracts with Customers, superseding revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016, using one of two retrospective application methods. Early adoption is not permitted. On July 9, 2015, the FASB approved a one-year deferral of the effective date of this standard but will permit companies to adopt this standard on the original effective date. The FASB expects to issue its final ASU formally amending the effective date by the end of the third quarter of 2015. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
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
In February 2015, the FASB issued ASU No. 2015-02, which amends FASB ASU Topic 810, Consolidations. This ASU amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. This ASU requires that limited partnerships and similar legal entities provide partners with either substantive kick-out rights or substantive participating rights over the general partner in order to be considered a voting interest entity. The specialized consolidation model and guidance for limited partnerships and similar legal entities have been eliminated. There is no longer a presumption that a general partner should consolidate a limited partnership. For limited partnerships and similar legal entities that qualify as voting interest entities, a limited partner with a controlling financial interest should consolidate a limited partnership. A controlling financial interest may be achieved through holding a limited partner interest that provides substantive kick-out rights. The standard is effective for annual periods beginning after December 15, 2015. We believe that the adoption of this guidance will not have a material effect on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
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
In April 2015, the FASB issued ASU No. 2015-04, Compensation-Retirement Benefits: Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets, which amends FASB ASU Topic 715, Compensation - Retirement Benefits. This ASU provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. We anticipate that the adoption of this guidance will have minimal impact on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In April 2015, the FASB issued ASU No. 2015-06, Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions, which amends FASB ASU Topic 260, Earnings Per Share. This ASU requires that for purposes of calculating earnings per share under the two-class method, the earnings or losses of a transferred business before the date of dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners would not change as a result of the drop down transaction. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The adoption of this guidance will have no impact on our consolidated financial statements and footnote disclosures as we have historically allocated earnings or losses of a transferred business before the date of applicable dropdown transactions to the general partner for purposes of calculating earnings per share.

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
Market Risk
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of June 30, 2015, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by approximately $1.4 billion, $98 million and $2.6 billion, respectively. However, as of June 30, 2015, we estimate that the impact to our share of the net gain from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an investment of approximately 46% in these Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 54% of the change in fair value.
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
Automotive
See Note 6, “Financial Instruments-Automotive,” to the condensed consolidated financial statements for discussion regarding Federal-Mogul's interest rate risk, commodity price risk and foreign currency risk. As discussed in Note 2, "Operating Units - Automotive," IEH Auto acquired substantially all of the auto parts assets in the United States of Uni-Select, Inc. during the second quarter. IEH Auto does not have significant exposure to interest rate, commodity or foreign currency risks.
The translated values of revenue and expense from Federal-Mogul's international operations are subject to fluctuations due to changes in currency exchange rates. During the six months ended June 30, 2015, Federal-Mogul derived 37% of its sales in the United States and 63% internationally. Of these international sales, 56% were denominated in the euro, with no other single currency representing more than 11% of international sales. To minimize foreign currency risk, Federal-Mogul generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, Federal-Mogul may manage certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts.

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
Commodity Price Risk
At June 30, 2015, CVR Refining had open commodity hedging instruments consisting of 8.1 million barrels of crack spreads primarily to fix the margin on a portion of our future gasoline and distillate production. The fair value of the outstanding contracts at June 30, 2015 was a net unrealized gain of $20 million. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of commodity hedging instruments of approximately $8 million.
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

Our Railcar segment's financial results could be affected by changes in interest rates due to the impact those changes have on its variable rate debt obligation as of June 30, 2015. A one percentage point increase in the rate would have had a $11 million impact on our Railcar segment's interest expense on an annualized basis.
Gaming
Interest Rate Risk
Tropicana's primary exposure to market risk is interest rate risk associated with its Tropicana New Term Loan Facility that bears interest based on floating rates. Based on Tropicana's borrowings as of June 30, 2015, assuming a 1% increase over the 4% floor specified in its Tropicana New Term Loan Facility, Tropicana's annual interest cost would change by approximately $3 million.
Mining
As discussed in Note 2, "Operating Units - Mining," we obtained control, and consolidated, the results of Ferrous Resources Limited ("Ferrous Resources") during the second quarter of 2015.
Commodity Price Risk

Ferrous Resources’ revenues are based on the sale of iron ore fines. Our Mining segment's financial results can vary significantly as a result of fluctuations in the market prices of iron ore. International prices for this commodity have fluctuated historically and are affected by numerous factors beyond Ferrous Resources' control. The price index that is utilized in our Mining segment's iron ore sales contracts is the Platts 62 percent Fe fines spot rate pricing, which can fluctuate widely due to numerous factors, such as global economic growth or contraction, change in demand for steel or changes in availability of supply. Our Mining segment estimates that a hypothetical 10% adverse movement in the international price of iron ore over the one month ended June 30, 2015 would have decreased net income attributable to Icahn Enterprises for our Mining segment by less than $1 million.
Foreign Currency Risk
Ferrous Resources' principal objective is to produce iron ore which is typically priced in U.S. dollars. The majority of its funding and cash balances are also denominated in U.S. dollars. A proportion of Ferrous Resources' costs are incurred in Brazilian Reals while the significant capital expenditure is expected to be incurred in U.S. dollars. Accordingly, our Mining segment's financial results may be impacted by exchange rate fluctuations between the U.S. dollar and the Brazilian Real. Our Mining segment estimates that a hypothetical 10% adverse movement of the Brazilian Real against the U.S. dollar over the one month ended June 30, 2015 would have decreased net income attributable to Icahn Enterprises for our Mining segment by less than $1 million.
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
Based on sensitivity analysis for our equity price risks as of June 30, 2015, the effects of a 10% adverse change in the fair value of these investments would result in loss of approximately $17 million.

Item 4. Controls and Procedures.
As of June 30, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and Icahn Enterprises Holdings' and subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 17, “Commitments and Contingencies” to the condensed consolidated financial statements located in Part I, Item I of this Report, which is incorporated by reference into this Part II, Item 1, for a description of the litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors.
Except as disclosed below, there were no other material changes to our risk factors during the six months ended June 30, 2015 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2014.
Railcar
Train derailments or other accidents involving our Railcar segment's products could subject it to legal claims and/or result in regulatory changes that may adversely impact our Railcar segment's business, financial condition and results of operations.
Our Railcar segment manufactures railcars for our customers to transport a variety of commodities, including railcars that transport hazardous materials such as crude oil and other petroleum products. Our Railcar segment also manufactures railcar components as well as industrial components for use in several markets, including the trucking, construction, mining and oil and gas exploration markets. Our Railcar segment could be subject to various legal claims, including claims for negligence, personal injury, physical damage and product liability, as well as potential penalties and liability under environmental laws and regulations, in the event of a train derailment or other accident involving our products or services. If our Railcar segment becomes subject to any such claims and are unable successfully to resolve them, our Railcar segment's business, financial condition and results of operations could be materially adversely affected.
Recent derailments in North America of trains transporting crude oil have caused various U.S and Canadian regulatory agencies, industry organizations, as well as Class I Railroads and community governments, to focus attention on transportation by rail of flammable materials. For example, in April 2014, Transport Canada (TC), a federal department of the Canadian government that regulates rail transportation and safety within Canada, issued a protective order mandating that tank railcars with certain specifications must no longer transport certain designated dangerous goods, including certain flammable liquids, within Canada. Significantly, on May 1, 2015, TC and the Pipeline and Hazardous Materials Safety Administration (PHMSA) of the U.S. Department of Transportation released final rules related to rail transport of certain flammable liquids. In addition, railroads and other organizations may impose requirements for railcars that are more stringent than, or in addition to, any governmental regulations that may be adopted.
Our Railcar segment is reviewing the tank railcar regulations in detail to assess their expected impact on its business, including their potential impact on the railcars and components it manufactures, the services it provides and the railcars that it leases, as well as our customers’ demand for these products and services. Our Railcar segment is unable to predict what impact these or other regulatory changes may have, if any, on its business or the railcar industry as a whole. These rules and the industry’s responsiveness in complying with these new rules may materially impact the rail industry as a whole; railroad operations; older and newer railcars that meet or exceed currently mandated standards; future railcar specifications; and the capability of the North American railcar manufacturing, repair and maintenance infrastructure to implement mandated retrofit configurations or new construction. As a result of such regulations, certain of our Railcar segment's railcars could be deemed unfit for further commercial use (which would diminish or eliminate future revenue generated from leased railcars) and/or require retrofits or modifications. The costs associated with any required retrofits or modifications could be substantial. While certain regulatory changes could result in increased demand for refurbishment and/or new railcar manufacturing activity, if our Railcar segment is unable to adapt its business to changing regulations or railroad standards, and/or take advantage of any increase in demand for its products and services, our Railcar segment's business, financial condition and results of operations could be materially adversely affected. Our Railcar segment cannot assure that costs incurred to comply with any new standards and regulations, including those released by PHMSA and TC, will not be material to our Railcar segment's business, financial condition or results of operations.

Mining
As discussed elsewhere in this Report, we obtained control of Ferrous Resources Limited ("Ferrous Resources") during the second quarter of 2015. The following risk factors pertain to Ferrous Resources, representing our Mining segment:
Our Mining segment's financial performance is dependent on the global price of iron ore and global demand levels for iron ore.
The economic viability of Ferrous Resources’ business is highly dependent on the market price of iron ore. Ferrous Resources’ longer-term strategy is to produce and sell iron ore products in the domestic Brazilian market, as well as to the export markets, principally China, Japan, Korea, the Middle East and potentially Europe. The future revenues Ferrous Resources will be able to achieve from the sale of iron ore products will depend on Brazilian and global demand levels for iron ore, iron ore international sales prices, the type of iron ore product it sells and the iron (Fe) content of those products. Iron ore prices (including sale prices in Brazil) are largely driven by global demand for crude steel, the primary driver for iron ore demand. Part of Ferrous Resources iron ore export sales are made pursuant to long-term supply contracts, the sales prices for which are determined based on market price indices and will be subject to certain discounts or premiums (depending on the quality of final product) and periodic price adjustments.
Global demand for iron ore products and related sales prices have historically varied, and are expected to continue to vary according to the worldwide demand for iron ore and steel, which in turn, is likely to be heavily influenced by worldwide economic activity and global iron ore supply levels. Iron ore demand may also be impacted by regulatory tariffs in effect in major importing or exporting countries. Global iron ore price levels directly impact Ferrous Resources’ sales prices. Conversion of Ferrous Resources’ iron ore resources to reserves and the production of iron ore products are economically feasible only on the basis of relatively high global iron ore prices driven by worldwide demand for iron ore products. International iron ore prices have been volatile in recent years, falling from roughly US$135 per dry metric tonne (“dmt”) in average in 2013 to an average of US$96.70/dmt in 2014 and reached US$47.50/dmt in early April 2015. Iron ore was trading at an average of approximately US$58.40/dmt in the second quarter of 2015.
Worldwide prices for iron ore have been mainly determined via a spot pricing mechanism and the sales prices for the products sold by Ferrous Resources are generally determined based on market price indices considered as reference for the seaborne iron ore market.
A number of factors beyond Ferrous Resources’ control will impact contract and spot iron ore prices and the price which Ferrous Resources may receive for its iron ore production, most notably the levels of worldwide steel production and demand for steel products, the level of worldwide production of iron ore products, the relationship between the major iron ore producers and consumers and government tariffs.
More recently, oversupply in the global markets for iron ore contributed to a steep decline in price levels for iron ore of the grades produced at Esperança and Santanense (two of Ferrous Resources’ properties) falling below the level necessary to make continuation of mining activities at these properties economically viable. In March 2015 the Esperança and Santanense mines ceased production and were put in care and maintenance.
If iron ore oversupply levels continue to keep prices at depressed levels or decline further or if transportation, port, agency or processing costs were to increase or fail to decline in proportion to the reduction in iron ore prices, Ferrous Resources may not be able to economically produce and sell iron ore from its Viga mine which could result in Ferrous Resources delaying, suspending, reducing or ceasing production activities, which would have a material adverse effect on our Mining segment’s business, results of operations, financial condition and prospects.
Ferrous Resources has limited cash available and is currently not profitable.
Ferrous Resources’ cash levels dropped from approximately US$56 million at December 31, 2014 to approximately US$47 million at June 30, 2015 primarily due to lower iron ore selling prices, costs associated with the suspension of operations at its Santanense and Esperança mines and essential capital expenditures at its Viga mine. Ferrous Resources’ Viga mine, which is currently its only operating mine, is operating at marginal levels of profitability that are not able to support Ferrous Resources’ care and maintenance costs at its other mines as well as its corporate overhead. There is no assurance that Ferrous Resources will not run out of cash in the near future resulting in a material adverse effect on our Mining segment's results of operations and financial condition.
The iron ore industry is intensely competitive and Ferrous Resources may experience pricing pressure and have difficulty effectively competing with other iron ore mining companies.
The iron ore industry is characterized by intense competition and a high level of market concentration. Ferrous Resources competes with a number of large international mining companies, many of which have mineral and financial resources substantially greater than those of Ferrous Resources. Industry competitors may acquire additional exploration rights over iron ore deposits, with an added advantage of scale in their businesses, reduced costs and proprietary logistics systems and may engage in pricing or other financial or operational practices that will increase competitive pressure on Ferrous Resources. Competition from foreign direct investment in Ferrous Resources’ domestic competitors or continued market concentration could result in Ferrous Resource experiencing difficulty establishing or increasing market share and could have a material adverse effect on our Mining segment’s business, results of operations, financial condition.
If the price of iron ore declines further, Ferrous Resources may be required to cease operations
If iron ore prices decline further or remain depressed for an extended period, Ferrous Resources may no longer be able to fund its current operations and be forced to suspend or cease operations. Any such suspension or termination in operations will require substantial suspension or shutdown costs including social, environmental remediation and contract breakage costs. Such costs may exceed the cash available to Ferrous Resources without sales of its core mining assets.  Asset sales effected in a market downturn typically do not result in favorable prices and could result in the complete liquidation of Ferrous Resources without fully satisfying its remaining obligations.
Exchange rate instability and changes in the value of the Brazilian real relative to the U.S. dollar and other foreign currencies may adversely affect our Mining segment's financial condition and results of operations.
The Brazilian currency has been devalued frequently over the past four decades. Throughout this period, the Brazilian government has implemented various economic plans and exchange rate policies, including sudden devaluations, periodic small devaluations (during which the frequency of adjustments has ranged from daily to monthly), exchange controls, dual exchange rate markets and a floating exchange rate system. From time to time, there have been significant fluctuations in the exchange rate between the Brazilian currency and the U.S. dollar and other currencies. For example, the Brazilian real hit a 5-year high of R$1.5375 to US$1.00 in July 2011 and a 12-year low of R$3.2931 to US$1.00 in March 2015. There can be no assurance that the currency will not fall in value against the U.S. dollar in the future.
Depreciation of the Brazilian real against the U.S. dollar could create additional inflationary pressures in Brazil. Depreciation generally makes it more difficult to access foreign financial markets and may prompt government intervention, including recessionary economic policies. Conversely, appreciation of the Brazilian real against the U.S. dollar may lead to the deterioration of Brazil’s current account and balance of payments as well as hinder the growth of exports.
Ferrous Resources’ reporting currency is the U.S. dollar. Ferrous Resources expects that most of its revenues will be denominated in U.S. dollars, while most of its costs (other than expenses related to debt servicing, which are likely to be U.S. dollar-denominated) will be denominated in Brazilian reais. Ferrous Resources also expects to hold certain assets and incur certain liabilities in other foreign currencies. Consequently, increases in the value of the Brazilian real and other foreign currencies relative to the U.S. dollar may result in a reduction in Ferrous Resources’ reported profits. In addition, because Ferrous Resources’ functional currency is the U.S. dollar, both at a consolidated and operating company level, Ferrous Resources must translate Brazilian real denominated assets and liabilities into U.S. dollars. To do so, non-U.S. dollar denominated monetary assets and liabilities are translated into U.S. dollars using the closing exchange rate at the date of the balance sheets. Consequently, increases or decreases in the value of the U.S. dollar versus the Brazilian real and other foreign currencies may affect Ferrous Resources’ assets and liabilities in Ferrous Resources’ balance sheets. Depreciation of the U.S. dollar versus such foreign currencies will increase the value of assets and liabilities on Ferrous Resources’ balance sheets while appreciation of the U.S. dollar versus such foreign currencies will decrease the value of assets and liabilities on Ferrous Resources’ balance sheets. Appreciation of the Brazilian real against the U.S. dollar would cause Ferrous Resources’ projected capital and operating costs (as expressed in U.S. dollars) to increase. Any of the foregoing could adversely affect our Mining segment’s business, financial condition and results of operations.
Ferrous Resources may experience delays in implementing its Viga mining plan or may not be able to implement it in its current form.
Ferrous Resources will need to raise a substantial amount of equity and debt financing to build both the Viga 4+ Project and the Viga 17 Project. Only if both projects are successfully financed and completed does Ferrous Resources’ business plan target production of iron ore at a rate of 21 million tonnes per year by the third quarter of 2018 from the Viga Property, at which time the Viga 4+ Project and the Viga 17 Project would be temporarily operating simultaneously until 2021. While Ferrous Resources currently either owns or has access to the required areas to develop the Viga 21 Project, which covers a total of approximately 2,671 hectacres, part of the project area is subject to judicial proceedings relating to challenges over possession rights in such areas. The disputed areas cover approximately 4.7 hectacres, which corresponds to approximately 0.46% of the total project area. Ferrous Resources intends to request the Brazilian National Department of Mineral Production (“DNPM”) to grant easements over the areas to Ferrous Resources and will seek other legal measures to retain possession of such areas. However, there can be no assurances that the DNPM will grant such easements or that Ferrous Resources will be successful in retaining possession of the areas within the timeframe required by Ferrous Resources’ business plan. If Ferrous Resources is unsuccessful in its efforts to secure such rights, it would limit its ability to mine approximately 9% of the otherwise mineable ore reserves at the Viga Property.
Our Mining segment's business plans will require substantial capital investment. Actual capital expenditure requirements may be higher than expected and Ferrous Resources may have difficulty obtaining required financing.
Ferrous Resources will need to make substantial capital investments in order to develop the Viga 17 Project and related processing and infrastructure. Ferrous Resources currently projects that implementing the Viga 17 Project will require total capital expenditures of approximately US$1.2 billion between 2016 and 2019. Ferrous Resources intends to make such capital investments in the Viga 17 Project only if it is successful in raising the necessary equity and debt financing to fund such capital expenditures.
Also, in order to fund capital expenditures required to complete the Viga 4+ Project, Ferrous Resources expects to require additional equity funding together with additional debt. Ferrous Resources may be unable to obtain equity or debt financing in the amounts required in a timely manner, on commercially acceptable terms or at all. If Ferrous Resources is unable to obtain sufficient equity and debt financing in a timely manner the Viga 4+ Project may not be completed.
As indicated above, Ferrous Resources will require additional equity and debt financing to fund the capital expenditures anticipated to be required to complete the Viga 17 Project. Ferrous Resources’ business plan for the development of the Viga 17 Project is in large part supported by the analysis performed and included in certain feasibility studies. Certain feasibility studies were prepared based on the construction work required to complete the Viga 17 Project commencing in March 2015. Ferrous Resources did not secure the necessary additional equity and debt financing to fund the capital expenditures by June 30, 2015.
There can be no assurance that Ferrous Resources will be successful in raising the equity or debt financing necessary to complete the Viga 4+ Project or the Viga 17 Project in a timely manner, on commercially acceptable terms or at all. In addition, Ferrous Resources may also have to raise financing in excess of that anticipated to complete the Viga 4+ Project and the Viga 17 Project if there are cost overruns. There can be no assurance that Ferrous Resources will be successful in its efforts to raise such financing or that the terms of any such financing may not be materially less favorable to Ferrous Resources than currently anticipated.
Ferrous Resources is also actively considering a number of strategies to increase profitability. To the extent that Ferrous Resources decides to implement these or other projects, Ferrous Resources’ capital expenditure requirements could increase. To the extent the capital expenditures required to implement any of these projects exceed available cash flow, Ferrous Resources may have to maintain bank debt at higher levels or for a longer period of time than currently anticipated. Moreover, if bank debt is not available on acceptable terms, or at all, Ferrous Resources may be unable to undertake these projects.
Ferrous Resources’ longer term capital expenditure requirements may prove to be significantly higher than its projected capital expenditure requirements, including due to the occurrence of identified potential contingencies.
If Ferrous Resources’ capital expenditure requirements prove to be significantly higher than expected it could have a material adverse effect on our Mining segment’s ability to realize its business plan and on its business, results of operations and financial condition. In addition, if Ferrous Resources fails to generate or obtain sufficient capital resources to establish, develop and operate its business, its business could fail, or Ferrous Resources could be forced to reduce or delay capital expenditures, sell assets or re-structure future indebtedness, which could materially and adversely affect our Mining segment’s business, results of operations, financial condition.
Our Mining segment may not be able to maintain the mining, environmental or other licenses and authorizations necessary to conduct iron ore exploration, mining and production activities.
The licensing regime in Brazil for the exploration, extraction and production of minerals is governed primarily by the Brazilian Mining Code (“Mining Code”) and regulations issued thereunder. The conduct of exploration, mining or mineral processing activities in Brazil requires numerous permits, licenses and authorizations from various Brazilian government agencies, including the DNPM, and relevant state environmental agencies at each phase of mining activity. Ferrous Resources holds all of the mining, environmental licenses and water extraction permits and/or authorizations required to conduct its current mining and processing activities, as well as the licenses, permits and authorizations required for the construction and implementation of its planned Viga 17 Project, but not all of the required licenses, permits or authorizations for the projects not included in Ferrous Resources’ immediate plans. Further, Ferrous Resources’ licenses, permits and/or authorizations may be revoked if Ferrous Resources fails to comply with certain prescribed requirements. There can be no assurance that Ferrous Resources will be able to obtain or maintain the necessary licenses, permits and/or authorizations to implement its business plan on a timely or favorable basis, or at all and any failure to do so could have a material adverse effect on our Mining segment’s business, results of operations, financial condition.

Our Mining segment may experience difficulties or delays in accessing transportation infrastructure necessary in order for it to transport or export iron ore products at a commercially viable price, or at all.
In order for Ferrous Resources to achieve its objective of becoming a large-scale iron ore producer and exporter, it will need to ensure it can transport iron ore product to a port at a commercially viable price for onward export by sea. Ferrous Resources currently has short-term access to certain port and rail facilities and is exporting some of its production, but this is not a guarantee that Ferrous Resources will continue to have such access to port and rail on a long-term basis. Ferrous Resources does not currently have long-term port and rail agreements in place and may not be able finalize such agreements to secure transport of its product to export markets at commercially viable costs or at all.
Delays to Ferrous Resources’ ability to secure long-term port or rail agreements at commercially reasonable levels would likely result in delays to Ferrous Resources commencing large-scale export activities. Depending on international iron ore prices, this might have a corresponding adverse impact on revenue generation and cash flow from operating activities. Unforeseen difficulties in securing access to the planned transportation infrastructure owned by third parties could also result in our Mining segment’s operating expenditures being higher than projected.
Our Mining segment's operations are subject to extensive environmental risks inherent to the mining and iron ore processing industry.
Ferrous Resources’ operations are or may become subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products that may occur as a result of its mineral exploration, development and production, including damage to preservation areas, over-development or extraction and accidental spills and leakages. Such potential liabilities include not only the obligation to remedy environmental damage and indemnify affected third parties, but also the imposition of court judgments, administrative penalties and criminal sanctions against Ferrous Resources and its employees and executive officers. Ferrous Resources has also conducted environmental reclamation work in certain of its properties as a result of inherited environmental problems caused by historic mining activities, and is required to conduct ongoing work agreed with Brazilian environmental authorities as a result of its current operations. As Ferrous Resources conducts this reclamation work, or if it is required to complete more extensive work as a result of new or revised regulatory requirements, Ferrous Resources may experience increased costs and limited production at these sites and may be required to complete such reclamation work before it receives any financial returns from its properties. In addition, if Ferrous Resources is unable to fully remedy an environmental problem, it may be required to suspend operations or enter into interim compliance measures pending completion of the required remedy which may result in increased costs and reduced production rates.
During the conduct of its operations, Ferrous Resources is subject to regular inspections and spot checks by various regulators, including the DNPM and environmental regulators, and reporting requirements for a range of issues relating to environmental pollution. Ferrous Resources must also comply with maximum acceptable concentrations, as determined by the Brazilian state authorities, for air quality, water quality, soils and sediments. Any issues identified in such inspections or reporting processes and/or any breach of these requirements could have a material adverse effect on our Mining segment’s business, results of operations, financial condition.
Our Mining segment's mineral resources are based on estimates and it may not be able to convert them into reserves or actual production.
Ferrous Resources’ mineral resources are based on estimates only, and no assurance can be given that the estimated quantities or grades of iron ore will be converted into reserves at the anticipated conversion rates or at all, or that particular levels of recovery and production of iron ore will be realized. Calculation of mineral resource estimates is a subjective process of approximation of underground mineral deposits that cannot be measured in an exact manner, and the accuracy of any resource estimate is a function of the quality of available data and engineering and geological interpretation and judgment. The estimates of Ferrous Resources’ mineral resources have been derived on the basis of assays of drilled samples to which established methods of estimating measured, indicated and inferred mineral resources have been applied. However, there is uncertainty in any mineral resource estimate and subsequent results of actual mining and production operations may lead to revisions of initial estimates or to the realization that the mineral resource estimates do not convert into proven or probable reserves at the expected conversion rates or at all. Moreover, fluctuations in the market price of iron ore, reduced recovery rates or increased production costs due to inflation or other factors may render resources uneconomically viable to extract. The estimated mineral resources should not be interpreted as an assurance of reserves of the commercial viability, potential or profitability of any future operations. If the estimated mineral resources prove inaccurate, this would have a material adverse effect on our Mining segment’s business, operating results, financial condition.
Our Mining segment may face uncertainties relating to the identification of viable ore bodies at future exploration sites.
Ferrous Resources may need to identify, access and develop additional mineral deposits, resources and reserves in order to continue its mining activities beyond what is envisaged in its current business plan upon the depletion of the anticipated mineral resources at its properties. Future exploration programs may fail to result in the development of resources and reserves or in the expansion or replacement of reserves depleted by production. Any mineral exploration program requires locating economically viable ore bodies, identifying appropriate metallurgical processes, obtaining required governmental permits and constructing mining and processing facilities. No assurance can be given that any mineral exploration program that Ferrous Resources may choose to develop will result in the discovery of new resources and reserves or the establishment or continuation of an economically viable mine.
Our Mining segment's ability to construct and implement its projects depends on the provision of important services and equipment by third parties.
Ferrous Resources depends heavily on third-party contractors and consultants for the provision of certain services, such as project management, engineering, construction, process design and planning, as well as third-party providers of mining equipment in order to develop its properties and conduct its operations. Ferrous Resources has entered into, or is in the process of negotiating, arrangements for certain of these services, such as process design and engineering; however, there can be no assurance that Ferrous Resources will be able to secure on a timely manner or on commercially acceptable terms or at all the provision of all the services that it will need to be successful or that the arrangements it does enter into will be sufficient for Ferrous Resources’ future needs or will not be interrupted or cease altogether. In particular, certain of Ferrous Resources’ equipment rental and other service contracts may be terminable at will by the service provider.
In addition, certain of the services required for Ferrous Resources’ operations and strategic developments are or may in the future be available on commercially reasonable terms only from a limited number of providers. In particular, Ferrous Resources may encounter difficulty in securing the services of specialized contractors due to high demand for those services resulting from significant competition from other mining companies operating in the Iron Ore Quadrangle in the State of Minas Gerais, Brazil. Ferrous Resources’ business may be negatively affected by the failure or delay of third parties in supplying these services, by any change to the terms on which these services are made available by third-party providers or by third-party providers failing to provide services that meet Ferrous Resources’ quality requirements.
If Ferrous Resources is forced to change a provider of such services, it may experience additional costs, interruptions to supply continuity or other adverse effects on its business. There also can be no assurance that Ferrous Resources would be able to find adequate replacement services on a timely basis or at all. Should Ferrous Resources be unable to acquire or retain providers of key services on favorable terms, or should there be interruptions to, or inadequacies with, any services provided, this could have a material adverse effect on our Mining segment’s business, results of operations, financial condition.
Our Mining segment's compliance with health and safety laws may require increased capital expenditures, and non-compliance may subject it to significant penalties.
Ferrous Resources is required to comply with a range of health and safety laws and regulations in connection with its business activities. A violation of health and safety laws relating to a mine, or at a processing or other plant, or a failure to comply with the instructions of the relevant health and safety authorities, could lead to, amongst other things, a temporary shutdown of all or a portion of the mine or of a processing or other plant; a loss by Ferrous Resources of its right to mine or operate a processing or other plant, or the imposition of costly compliance measures. If health and safety authorities require Ferrous Resources to shut down all or a portion of a mine or a processing or other plant or to implement costly compliance measures, whether pursuant to existing or new health and safety laws and regulations, or the more stringent enforcement of existing laws and regulations, such measures could have a material adverse effect on our Mining segment’s business, results of operations, financial condition.
Our Mining segment's surface rights, mineral rights or ownership rights to companies holding mineral rights or surface rights, have been and may in the future be challenged by prior owners, bankruptcy trustees and creditors of prior owners, among others, and may give rise to various successor liabilities.
Some of Ferrous Resources’ surface rights and mineral rights which Ferrous Resources has acquired in the past have been the subject of disputes by third parties challenging Ferrous Resources’ or a previous owner’ ownership rights. Companies, surface rights and mineral rights that Ferrous Resources acquires in the future may be or become subject to similar claims. Third parties may have known or unknown valid claims relating to portions of Ferrous Resources’ interests, including prior unregistered liens, agreements, transfers or claims, and title may be affected by, among other things, undetected defects. In particular, Ferrous Resources has acquired, and may acquire, companies, surface rights or mineral rights that are the subject of debt restructuring or bankruptcy proceedings. Under Brazilian law, claims may be brought challenging subsequent transfers of assets or rights that were previously subject to or indirectly involved in debt restructuring or bankruptcy proceedings, or attempting to link the debt restructuring or bankruptcy proceedings and such subsequent transfers.
If historical transfers are successfully challenged or if Ferrous Resources is unsuccessful in defending against easement or adverse possession claims or other unknown successor liabilities, it risks losing its ownership interest in such assets or rights, having its ability to use them impeded or becoming liable for unanticipated liabilities or penalties, each of which could have a material adverse effect on our Mining segment’s business, financial condition, results of operations.
Our Mining segment's business is subject to the risk of operational disruptions, damage to property or injury to persons.
Ferrous Resources’ business operations, like those of other mining companies, are subject to a number of risks and hazards, including industrial and railway accidents, rock falls, environmental hazards, power outages, equipment failures, unusual or unexpected geological conditions, severe weather conditions and other natural phenomena or “acts of God.” Ferrous Resources already engages and intends to continue to engage primarily in open pit mining of its mineral rights areas. In conducting and developing its open pit mining operations, Ferrous Resources must from time to time take certain measures to prepare the mineral rights areas including environmental reclamation, excavation, clearing and pit wall support works. Hazards associated with preparatory mining works and open pit mining include accidents involving the operation of open pit mining and rock transportation equipment, the preparation and ignition of large-scale open pit blasting operations, the collapse of open pit walls and the flooding of open pits. Ferrous Resources’ operations currently require the removal of groundwater during mining, which may give rise to additional hazards including, but not limited to, accidents and flooding.
Ferrous Resources also faces risks with respect to its processing activities. Hazards associated with processing include the risk of accidents caused by operating crushing and concentrating plants and equipment.
Ferrous Resources may experience mine or plant shutdowns or periods of reduced production as a result of any of the above factors. Such factors could also result in material damage to, or the destruction of, mineral properties or production facilities, human exposure to pollution, personal injury or death, environmental and natural resource damage, delays in mining, delays in shipment, monetary losses and possible legal liability, each of which could have a material adverse effect on our Mining segment’s business, results of operations, financial condition.
Our Mining segment may face uninsured costs and liabilities.
Ferrous Resources, as a participant in exploration and mining programs, may become subject to liability for hazards for which it cannot be insured, which could exceed policy limits or against which it may elect not to be insured due to high premium costs. These risks include but are not limited to industrial accidents, railway accidents, rock falls, environmental hazards, power outages, equipment failures, unusual or unexpected geological conditions, severe weather conditions and other natural phenomena or “acts of God.” These events may damage or destroy mining properties, production facilities, transport facilities and equipment, as well as lead to personal injury or death, environmental damage, waste from intermediary products or resources, mining, production or transportation delays and monetary losses or legal liability. There is no assurance that Ferrous Resources will be able to rebuild damaged property in a timely manner or at all.
Ferrous Resources has limited insurance coverage for most of its plant and facilities, for business interruption, for third-party liability in respect of property and for environmental damage arising from accidents on its property or relating to its operations. Ferrous Resources intends to obtain additional comprehensive insurance coverage in the future in relation to its sites to the extent Ferrous Resources believes necessary as Ferrous Resources further develop its mining projects. However, there is no guarantee that Ferrous Resources will be able to secure adequate levels of insurance coverage on economically viable terms or at all. Moreover, there is no assurance that Ferrous Resources will be able to maintain existing levels of insurance in the future at rates it considers to be reasonable. To the extent that Ferrous Resources is unable, or elects not, to obtain full insurance coverage, there is a risk that losses and liabilities arising from such events could significantly increase its costs and have a material adverse effect on our Mining segment’s business, results of operations, financial condition.
Our Mining segment's financial condition may be adversely affected by changes in applicable taxation regimes or in the taxation residence.
The board of directors of Ferrous Resources currently conducts and intends to continue to conduct the affairs of Ferrous Resources in a manner such that it is treated as resident in the Isle of Man for Isle of Man tax purposes. This means, broadly, that Ferrous Resources’ profits, income and gains will be subject to the Isle of Man tax regime. Any dividends paid Ferrous Resources will be regarded as Isle of Man dividends.
It is possible that in the future, whether as a result of a change of law or the practice of any relevant tax authority, or as a result of any change in the management or the conduct of Ferrous Resources’ affairs, it could become, or be treated as having become, resident in a jurisdiction other than the Isle of Man, therefore becoming subject to the tax regime of a jurisdiction other than the Isle of Man. This could materially adversely affect our Mining segment’s operations.
Fluctuations in the global economy may have an adverse effect on the Brazilian economy and our Mining segment's operations.
Brazil’s economy is influenced, to varying degrees, by economic and market conditions in the global economy, both in other emerging markets and in developed countries, and especially other Latin American countries. The reaction of investors to developments in one country may cause the capital markets in other countries to fluctuate. Continuing uncertainty can reduce the confidence of international investors and bring volatility to the markets. Recent economic uncertainty and volatility appears to have impaired parts of the global economy and, indirectly, the growth of emerging markets, including Brazil, which have recently experienced slower growth. Negative effects of the global economy and the Brazilian economy could lead to reduced liquidity, crashes in the credit markets and economic recession or decelerated growth in Brazil, which in turn could negatively affect our Mining segment's business, results of operations, financial condition.
In addition, as Brazil is a major producer and exporter of metal and agricultural products, the Brazilian economy is especially vulnerable to declines in world commodity prices and the imposition of import tariffs by the United States, the European Union or other major export markets, such as China. An increase in import tariffs may decrease demand for products exported by Brazilian companies. Any such developments may have a negative effect on the Brazilian economy and thus on our Mining segment's business, results of operations, financial condition.
All of the operations of our Mining segment are in Brazil or are related to Brazilian assets, and therefore Brazilian economic and political conditions may adversely affect our Mining segment's financial condition and results of operations.
All operations of Ferrous Resources are in Brazil or are related to Brazilian assets. Accordingly, its financial condition, results of operations and prospects are substantially dependent on Brazil’ economy, which in the past has been characterized by frequent and occasionally drastic intervention by the Brazilian government as well as volatile economic cycles. Ferrous Resources’ business, results of operations, financial condition and prospects may be adversely affected by, among others, the following economic, social and political conditions in Brazil:

•	interest rate and currency exchange rate fluctuations;

•	the supply and price of energy;

•	inflation;

•	exchange controls and restrictions (including restrictions on remittance of dividends);

•	monetary policy;

•	tax policy;

•	environmental policy;

•	policies impacting Brazil’ logistical infrastructure;

•	liquidity of domestic capital and lending markets;

•	social and political instability;

•	policies and actions to combat corruption and kickback practices; and

•	other political, diplomatic, social and economic developments in or affecting Brazil.

The Brazilian government frequently intervenes to address various economic, social and political conditions occurring in Brazil and the Brazilian government has often changed monetary, taxation, credit, tariff and other policies to influence the Brazilian economy. For example, the Brazilian government actions to control inflation and stabilize the economy have in the past involved the setting of wage and price controls and fluctuation in the Brazilian Central Bank base interest rates, blocking access to bank accounts, imposing exchange controls and limiting imports into Brazil. Actions taken by the Brazilian government concerning the economy may have significant effects on Brazilian companies, including Ferrous Resources. For example, in the past, the Brazilian government maintained domestic price controls, and Ferrous Resources cannot assure you that price controls will not be re-imposed in the future, which could have a material adverse effect on our Mining segment. Our Mining segment's financial condition and results of operations may also be materially and adversely affected by the following factors and the Brazilian government actions in response to them:

•	interest rate and currency exchange rate fluctuations;

•	the supply and price of energy;

•	inflation;

•	exchange controls and restrictions (including restrictions on remittance of dividends);

•	monetary policy;

•	tax policy;

•	environmental policy;

•	policies impacting Brazil’ logistical infrastructure;

•	liquidity of domestic capital and lending markets;

•	social and political instability;

•	policies and actions to combat corruption and kickback practices; and

•	other political, diplomatic, social and economic developments in or affecting Brazil.

Ferrous Resources has no control over these factors, and cannot predict what policies or actions the Brazilian government may take in the future and whether these policies will negatively affect the economy and our Mining segment's business, financial condition and results of operations.
Uncertainty over whether the Brazilian government will implement changes in policies or regulations affecting these or other factors in the future may contribute to economic uncertainty in Brazil and to heightened volatility of Brazilian companies. Historically, the political situation in Brazil has influenced the performance of the Brazilian economy. Past political crises have affected the confidence of investors and the public, generally resulting in an economic slowdown and volatility of securities offered by Brazilian companies. Recently, during 2013 and 2014, wide-scale protests throughout Brazil focused on economic and political reform and have led to heightened volatility. Following these protests, the Brazilian Central Bank cut its growth forecasts and cited volatility as a risk factor. This volatility was heightened by Standard & Poor’s downgrade of Brazil’s long-term debt rating to BBB- on March 24, 2014. In addition, recent developments relating to allegations of corruption that affect Petróleo Brasileiro S.A., negatively impact the political situation and the economy of Brazil and contribute to increased volatility.
Rating agencies could downgrade Brazil’s long-term debt rating in the future which could adversely impact the Brazilian economy. Any downgrade to Brazil's long-term credit rating could limit Ferrous Resources’ ability to access funding and increase its borrowing costs, thereby adversely impacting our Mining segment's business, results of operations, financial condition.

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

Exhibit 101
The following financial information from Icahn Enterprises' and Icahn Enterprises Holdings' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Date: August 6, 2015

Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/SungHwan Cho
SungHwan Cho, Chief Financial Officer and Director

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Peter Reck
Peter Reck, Chief Accounting Officer

Date: August 6, 2015