Form 10-Q
period 2015-09-30
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2015-11-09
CIK 813762, 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

As of November 6, 2015, there were 128,953,091 of Icahn Enterprises' depositary units outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)

	September 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
Cash and cash equivalents	$2,041	$2,912
Cash held at consolidated affiliated partnerships and restricted cash	1,441	1,435
Investments	13,661	14,500
Accounts receivable, net	1,876	1,691
Inventories, net	2,318	1,879
Property, plant and equipment, net	9,831	8,955
Goodwill	2,075	2,000
Intangible assets, net	1,132	1,088
Other assets	2,077	1,320
Total Assets	$36,452	$35,780
LIABILITIES AND EQUITY
Accounts payable	$1,536	$1,387
Accrued expenses and other liabilities	2,057	2,235
Deferred tax liability	1,338	1,255
Securities sold, not yet purchased, at fair value	1,237	337
Due to brokers	4,504	5,197
Post-employment benefit liability	1,312	1,391
Debt	12,182	11,588
Total liabilities	24,166	23,390

Commitments and contingencies (Note 17)

Equity:
Limited partners: Depositary units: 128,953,091 and 123,103,414 units issued and outstanding at September 30, 2015 and December 31, 2014, respectively	5,375	5,672
General partner	(235)	(229)
Equity attributable to Icahn Enterprises	5,140	5,443
Equity attributable to non-controlling interests	7,146	6,947
Total equity	12,286	12,390
Total Liabilities and Equity	$36,452	$35,780

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Net sales	$3,720	$4,557	$11,264	$14,090
Other revenues from operations	366	350	1,042	934
Net (loss) gain from investment activities	(947)	(592)	236	509
Interest and dividend income	36	62	136	165
Other income, net	37	45	29	93
	3,212	4,422	12,707	15,791
Expenses:
Cost of goods sold	3,224	4,218	9,673	12,687
Other expenses from operations	168	166	484	458
Selling, general and administrative	418	431	1,423	1,247
Restructuring	18	23	57	61
Impairment	6	4	10	6
Interest expense	296	226	853	593
	4,130	5,068	12,500	15,052
(Loss) income before income tax (expense) benefit	(918)	(646)	207	739
Income tax (expense) benefit	(22)	19	(184)	(166)
Net (loss) income	(940)	(627)	23	573
Less: net loss (income) attributable to non-controlling interests	500	272	(90)	(468)
Net (loss) income attributable to Icahn Enterprises	$(440)	$(355)	$(67)	$105

Net (loss) income attributable to Icahn Enterprises allocable to:
Limited partners	$(432)	$(348)	$(66)	$103
General partner	(8)	(7)	(1)	2
	$(440)	$(355)	$(67)	$105

Basic and diluted (loss) income per LP unit	$(3.40)	$(2.90)	$(0.53)	$0.87
Basic and diluted weighted average LP units outstanding	127	120	125	118
Cash distributions declared per LP unit	$1.50	$1.50	$4.50	$4.50

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income	$(940)	$(627)	$23	$573
Other comprehensive income (loss), net of tax:
Post-employment benefits	10	8	34	13
Hedge instruments	—	1	(1)	3
Translation adjustments and other	(97)	(132)	(200)	(134)
Other comprehensive (loss) income, net of tax	(87)	(123)	(167)	(118)
Comprehensive (loss) income	(1,027)	(750)	(144)	455
Less: Comprehensive loss (income) attributable to non-controlling interests	519	299	(53)	(441)
Comprehensive (loss) income attributable to Icahn Enterprises	$(508)	$(451)	$(197)	$14

Comprehensive (loss) income attributable to Icahn Enterprises allocable to:
Limited partners	$(498)	$(442)	$(193)	$14
General partner	(10)	(9)	(4)	—
	$(508)	$(451)	$(197)	$14

Accumulated other comprehensive loss was $1,460 million and $1,293 million at September 30, 2015 and December 31, 2014, respectively.

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2014	$(229)	$5,672	$5,443	$6,947	$12,390
Net (loss) income	(1)	(66)	(67)	90	23
Other comprehensive loss	(3)	(127)	(130)	(37)	(167)
Partnership distributions	(2)	(85)	(87)	—	(87)
Investment segment contributions	—	—	—	246	246
Distributions to non-controlling interests in subsidiaries	—	—	—	(190)	(190)
Proceeds from subsidiary equity offerings	—	—	—	31	31
Acquisitions	—	—	—	90	90
Changes in subsidiary equity and other	—	(19)	(19)	(31)	(50)
Balance, September 30, 2015	$(235)	$5,375	$5,140	$7,146	$12,286

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2013	$(216)	$6,308	$6,092	$7,217	$13,309
Net income	2	103	105	468	573
Other comprehensive loss	(2)	(89)	(91)	(27)	(118)
Partnership distributions	(2)	(94)	(96)	—	(96)
Investment segment contributions	—	—	—	500	500
Distributions to non-controlling interests in subsidiaries	—	—	—	(595)	(595)
Proceeds from subsidiary equity offering	—	10	10	150	160
Changes in subsidiary equity and other	3	136	139	—	139
Balance, September 30, 2014	$(215)	$6,374	$6,159	$7,713	$13,872

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$23	$573
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net loss (gain) from securities transactions	1,249	(1,005)
Purchases of securities	(3,753)	(6,121)
Proceeds from sales of securities	3,404	5,065
Purchases to cover securities sold, not yet purchased	(438)	(137)
Proceeds from securities sold, not yet purchased	1,261	328
Changes in receivables and payables relating to securities transactions	(598)	1,485
Loss on extinguishment of debt	2	162
Equity earnings from non-consolidated affiliates	(43)	(39)
Depreciation and amortization	641	601
Deferred taxes	58	18
Other, net	(20)	66
Changes in cash held at consolidated affiliated partnerships and restricted cash	3	(912)
Changes in other operating assets and liabilities	(1,279)	(703)
Net cash provided by (used in) operating activities	510	(619)
Cash flows from investing activities:
Capital expenditures	(1,067)	(986)
Acquisition of business, net of cash acquired	(855)	(558)
Proceeds from sale of investments	68	—
Net proceeds from the sale and disposition of assets	80	—
Purchases of investments	(107)	(78)
Other, net	22	37
Net cash used in investing activities	(1,859)	(1,585)
Cash flows from financing activities:
Capital contribution by non-controlling interests	246	500
Partnership distributions	(87)	(96)
Proceeds from offering of subsidiary equity	31	188
Distributions to non-controlling interests in subsidiaries	(190)	(595)
Proceeds from issuance of senior unsecured notes	—	4,991
Proceeds from other borrowings	1,284	4,689
Repayment of senior unsecured notes	—	(3,625)
Repayments of other borrowings	(737)	(3,997)
Purchase of treasury stock by subsidiary	(49)	—
Other, net	(20)	(42)
Net cash provided by financing activities	478	2,013
Effect of exchange rate changes on cash and cash equivalents	—	9
Net decrease in cash and cash equivalents	(871)	(182)
Cash and cash equivalents, beginning of period	2,912	3,262
Cash and cash equivalents, end of period	$2,041	$3,080

Supplemental information:
Cash payments for interest, net of amounts capitalized	$536	$518
Net cash payments for income taxes	$13	$81
Fair value of investment in Ferrous Resources prior to acquisition of controlling interest	$36	$—
Construction in progress additions included in accounts payable	$43	$25
Changes in accounts payable related to construction in progress additions	$15	$(13)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
Cash and cash equivalents	$2,041	$2,912
Cash held at consolidated affiliated partnerships and restricted cash	1,441	1,435
Investments	13,661	14,500
Accounts receivable, net	1,876	1,691
Inventories, net	2,318	1,879
Property, plant and equipment, net	9,831	8,955
Goodwill	2,075	2,000
Intangible assets, net	1,132	1,088
Other assets	2,101	1,343
Total Assets	$36,476	$35,803
LIABILITIES AND EQUITY
Accounts payable	$1,536	$1,387
Accrued expenses and other liabilities	2,057	2,235
Deferred tax liability	1,338	1,255
Securities sold, not yet purchased, at fair value	1,237	337
Due to brokers	4,504	5,197
Post-employment benefit liability	1,312	1,391
Debt	12,182	11,588
Total liabilities	24,166	23,390

Commitments and contingencies (Note 17)

Equity:
Limited partner	5,452	5,751
General partner	(288)	(285)
Equity attributable to Icahn Enterprises Holdings	5,164	5,466
Equity attributable to non-controlling interests	7,146	6,947
Total equity	12,310	12,413
Total Liabilities and Equity	$36,476	$35,803

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Net sales	$3,720	$4,557	$11,264	$14,090
Other revenues from operations	366	350	1,042	934
Net (loss) gain from investment activities	(947)	(592)	236	509
Interest and dividend income	36	62	136	165
Other income, net	37	45	29	93
	3,212	4,422	12,707	15,791
Expenses:
Cost of goods sold	3,224	4,218	9,673	12,687
Other expenses from operations	168	166	484	458
Selling, general and administrative	418	431	1,423	1,247
Restructuring	18	23	57	61
Impairment	6	4	10	6
Interest expense	296	226	852	592
	4,130	5,068	12,499	15,051
(Loss) income before income tax (expense) benefit	(918)	(646)	208	740
Income tax (expense) benefit	(22)	19	(184)	(166)
Net (loss) income	(940)	(627)	24	574
Less: net loss (income) attributable to non-controlling interests	500	272	(90)	(468)
Net (loss) income attributable to Icahn Enterprises Holdings	$(440)	$(355)	$(66)	$106

Net (loss) income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$(436)	$(351)	$(65)	$105
General partner	(4)	(4)	(1)	1
	$(440)	$(355)	$(66)	$106

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income	$(940)	$(627)	$24	$574
Other comprehensive income (loss), net of tax:
Post-employment benefits	10	8	34	13
Hedge instruments	—	1	(1)	3
Translation adjustments and other	(97)	(132)	(200)	(134)
Other comprehensive (loss) income, net of tax	(87)	(123)	(167)	(118)
Comprehensive (loss) income	(1,027)	(750)	(143)	456
Less: Comprehensive loss (income) attributable to non-controlling interests	519	299	(53)	(441)
Comprehensive (loss) income attributable to Icahn Enterprises Holdings	$(508)	$(451)	$(196)	$15

Comprehensive (loss) income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$(503)	$(446)	$(194)	$15
General partner	(5)	(5)	(2)	—
	$(508)	$(451)	$(196)	$15

Accumulated other comprehensive loss was $1,460 million and $1,293 million at September 30, 2015 and December 31, 2014, respectively.

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2014	$(285)	$5,751	$5,466	$6,947	$12,413
Net (loss) income	(1)	(65)	(66)	90	24
Other comprehensive loss	(1)	(129)	(130)	(37)	(167)
Partnership distributions	(1)	(86)	(87)	—	(87)
Investment segment contributions	—	—	—	246	246
Distributions to non-controlling interests in subsidiaries	—	—	—	(192)	(192)
Proceeds from subsidiary equity offerings	—	—	—	31	31
Acquisitions	—	—	—	90	90
Changes in subsidiary equity and other	—	(19)	(19)	(29)	(48)
Balance, September 30, 2015	$(288)	$5,452	$5,164	$7,146	$12,310

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2013	$(279)	$6,393	$6,114	$7,217	$13,331
Net income	1	105	106	468	574
Other comprehensive loss	(1)	(90)	(91)	(27)	(118)
Partnership distributions	(1)	(95)	(96)	—	(96)
Investment segment contributions	—	—	—	500	500
Distributions to non-controlling interests in subsidiaries	—	—	—	(595)	(595)
Proceeds from subsidiary equity offering	—	10	10	150	160
Changes in subsidiary equity and other	1	138	139	—	139
Balance, September 30, 2014	$(279)	$6,461	$6,182	$7,713	$13,895

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$24	$574
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net loss (gain) from securities transactions	1,249	(1,005)
Purchases of securities	(3,753)	(6,121)
Proceeds from sales of securities	3,404	5,065
Purchases to cover securities sold, not yet purchased	(438)	(137)
Proceeds from securities sold, not yet purchased	1,261	328
Changes in receivables and payables relating to securities transactions	(598)	1,485
Loss on extinguishment of debt	2	162
Equity earnings from non-consolidated affiliates	(43)	(39)
Depreciation and amortization	640	600
Deferred taxes	58	18
Other, net	(20)	66
Changes in cash held at consolidated affiliated partnerships and restricted cash	3	(912)
Changes in other operating assets and liabilities	(1,279)	(703)
Net cash provided by (used in) operating activities	510	(619)
Cash flows from investing activities:
Capital expenditures	(1,067)	(986)
Acquisition of business, net of cash acquired	(855)	(558)
Proceeds from sale of investments	68	—
Net proceeds from the sale and disposition of assets	80	—
Purchases of investments	(107)	(78)
Other, net	22	37
Net cash used in investing activities	(1,859)	(1,585)
Cash flows from financing activities:
Capital contribution by non-controlling interests	246	500
Partnership distributions	(87)	(96)
Proceeds from offering of subsidiary equity	31	188
Distributions to non-controlling interests in subsidiaries	(190)	(595)
Proceeds from issuance of senior unsecured notes	—	4,991
Proceeds from other borrowings	1,284	4,689
Repayment of senior unsecured notes	—	(3,625)
Repayments of other borrowings	(737)	(3,997)
Purchase of treasury stock by subsidiary	(49)	—
Other, net	(20)	(42)
Net cash provided by financing activities	478	2,013
Effect of exchange rate changes on cash and cash equivalents	—	9
Net decrease in cash and cash equivalents	(871)	(182)
Cash and cash equivalents, beginning of period	2,912	3,262
Cash and cash equivalents, end of period	$2,041	$3,080

Supplemental information:
Cash payments for interest, net of amounts capitalized	$536	$518
Net cash payments for income taxes	$13	$81
Fair value of investment in Ferrous Resources prior to acquisition of controlling interest	$36	$—
Construction in progress additions included in accounts payable	$43	$25
Changes in accounts payable related to construction in progress additions	$15	$(13)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of September 30, 2015. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 10, "Debt," and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned 114,551,382, or approximately 88.8%, of Icahn Enterprises' outstanding depositary units as of September 30, 2015.
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
We conduct and plan to continue to conduct our activities in such a manner as not to be deemed an investment company under the Investment Company Act of 1940, as amended (the “'40 Act”). Therefore, no more than 40% of our total assets can be invested in investment securities, as such term is defined in the '40 Act. In addition, we do not invest or intend to invest in securities as our primary business. We intend to structure our investments to continue to be taxed as a partnership rather than as a corporation under the applicable publicly traded partnership rules of the Internal Revenue Code, as amended.
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
Summary of New Significant Accounting Policies
As further described in Note 2, "Operating Units - Mining," we obtained a controlling interest in Ferrous Resources Limited ("Ferrous Resources") during the second quarter of 2015. Ferrous Resources constitutes our Mining segment. As a result, we have the following new accounting policies that are applicable to our Mining segment:
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
September 30, 2015 (Unaudited)

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
September 30, 2015 (Unaudited)

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
See Note 4, “Investments and Related Matters,” and Note 5, “Fair Value Measurements,” for a detailed discussion of our investments.
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of September 30, 2015 was each approximately $12.2 billion. The carrying value and estimated fair value of our long-term debt as of December 31, 2014 was each approximately $11.6 billion.
Restricted Cash
Our restricted cash balance was $980 million and approximately $1.3 billion as of September 30, 2015 and December 31, 2014, respectively.
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
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, creating a new topic, FASB ASC Topic 606, Revenue from Contracts with Customers, superseding revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date of this ASU is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. Early adoption is permitted only as of the annual reporting periods beginning after

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends FASB ASU Subtopic 835-30, Interest - Imputation of Interest. The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. Given the absence of authoritative guidance within this ASU regarding debt issuance costs related to line-of-credit, the SEC staff has stated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortization the deferred issuance costs ratably over the term of the line-of-credit arrangement. The standard is effective for interim and annual periods beginning after December 15, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted. We expect that the adoption of this new guidance will generally result in a reclassification of debt issuance costs on our consolidated balance sheets.
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
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which amends FASB ASU Topic 330, Inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value and eliminates the option that currently exists for measuring inventory at market value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This ASU should be applied prospectively with earlier application permitted as of the beginning of an interim period or annual reporting period. We anticipate that the adoption of this guidance will have minimal impact on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which amends FASB ASU Topic 805, Business Combinations. This ASU eliminates the requirement to retrospectively adjust provisional amounts recognized at the acquisition dates of business combinations. Rather, this ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

which the adjustment amounts are determined. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. We anticipate that the adoption of this guidance will have minimal impact on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
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
We had interests in the Investment Funds with a fair value of approximately $4.2 billion and $4.3 billion as of September 30, 2015 and December 31, 2014, respectively.
Automotive
We conduct our Automotive segment through our majority ownership in Federal-Mogul and wholly owned subsidiary, IEH Auto Parts Holding LLC ("IEH Auto"), which acquired certain automotive assets of Uni-Select, Inc. through an acquisition that was consummated during the second quarter of 2015 (see below for further discussion).
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
IEH Auto has 35 distribution centers and satellite locations and 242 corporate-owned parts stores in the United States and supports a network of more than 2,000 independent parts stores. IEH Auto operates independently of Federal-Mogul.
Transactions between Federal-Mogul and IEH Auto have been eliminated in consolidation.
Reorganization
On September 3, 2014, Federal-Mogul announced its plan to separate its Powertrain and Motorparts businesses into two independent, publicly-traded companies serving the global original equipment and aftermarket industries. The planned separation may be implemented through a tax-free distribution of Federal-Mogul’s Motorparts business to shareholders of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

Federal-Mogul Holdings Corporation. Completion of the transaction is subject to customary conditions, including among others, Federal-Mogul’s receipt of an IRS ruling or opinion of counsel to the effect that the distribution will qualify as a transaction that is generally tax-free for U.S. Federal Income tax purposes, as well as effectiveness of a Form 10 Registration Statement to be filed with the SEC.
On February 24, 2015, Federal-Mogul announced that it would defer the previously announced spin-off of its Motorparts business to allow for the integration of its recently completed brake component, chassis and valvetrain acquisitions and to recognize the benefits of the strategic initiatives in the Motorparts business. As a result of the deferral and the recent closing of the acquisition of TRW's (as defined below) valvetrain business, Federal-Mogul commenced a common stock rights offering to strengthen its balance sheet. See below for further information regarding this rights offering. Federal-Mogul's board of directors intends to revisit the timing of the spin-off prior to the end of the year ending December 31, 2015. Meanwhile Federal-Mogul will continue to operate as two separate, independent businesses. No assurances can be given regarding the ultimate timing of the separation or that it will be consummated.
TRW Acquisition
Pursuant to a certain share and asset purchase agreement dated January 23, 2015, Federal-Mogul completed the acquisition of the engine components business from TRW Automotive Holdings Corp. ("TRW"). On February 6, 2015, Federal-Mogul completed the acquisition of certain assets of the TRW engine components business. The business was acquired through a combination of asset and stock purchases for a base purchase price of approximately $309 million. In addition, on July 7, 2015, Federal-Mogul completed the purchase of certain additional business assets of the TRW engine components business which were acquired through stock purchases for a base purchase price of $56 million. The purchase includes a $25 million non-controlling interest related to the acquisition of a partially owned entity that Federal-Mogul consolidates into its financial statements. These acquisitions were funded primarily from the Federal-Mogul Replacement Revolving Facility (as defined herein) and is subject to certain customary closing and post-closing adjustments. The purchase of TRW’s engine valve business adds a new product line to Federal-Mogul's portfolio, strengthens its position as a leading developer and supplier of core components for engines, and enhances its ability to support its customers to improve fuel economy and reduce emissions.
A preliminary valuation of the net assets of the TRW engine components business acquisitions resulted in $208 million allocated to tangible net assets, $76 million to goodwill and $106 million to other identified intangible assets as of the acquisition date. Because Federal-Mogul is in the process of finalizing certain customary post-closing adjustments, the provisional measurements of net assets are subject to change. The valuation of net assets was performed utilizing cost, income and market approaches. The TRW engine components business acquisitions are not material, individually or in the aggregate with the IEH Auto and Ferrous Resources acquisitions, to our condensed consolidated financial statements.
IEH Auto Acquisition
On June 1, 2015, IEH Auto acquired substantially all of the auto parts assets in the United States of Uni-Select, Inc., a leading automotive parts distributor for domestic and imported vehicles, for a purchase price of $330 million, subject to certain customary post-closing adjustment. A preliminary valuation of the net assets of the IEH Auto business acquisition resulted in $338 million allocated to tangible net assets and $2 million allocated to other identified intangible assets as of the acquisition date. In addition, we recorded a bargain purchase gain of $2 million, net of taxes, related to this purchase, representing the difference of the fair value of net assets acquired over the consideration transferred as of the acquisition date. The bargain purchase gain was recorded in other income, net on the condensed consolidated statements of operations. We reassessed whether we had correctly identified all of the assets acquired and all of the liabilities assumed of the IEH Auto business acquisition before recognizing a gain on a bargain purchase. We concluded that we had appropriately reviewed our procedures for measuring and allocating fair values of the IEH Auto business acquisition before recognizing a bargain purchase gain.
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
September 30, 2015 (Unaudited)

Federal-Mogul common stock, thereby increasing our ownership of Federal-Mogul, for an aggregate additional investment of $230 million.
As of September 30, 2015, we owned approximately 82.0% of the total outstanding common stock of Federal-Mogul.
Accounts Receivable, net
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $412 million and $306 million as of September 30, 2015 and December 31, 2014, respectively. Of those gross amounts, $397 million and $293 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the condensed consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of September 30, 2015 and December 31, 2014, Federal-Mogul had undrawn cash related to such transferred receivables of $1 million and $2 million, respectively. Proceeds from the transfers of accounts receivable qualifying as sales were $380 million and $456 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $1.2 billion and $1.3 billion for the nine months ended September 30, 2015 and 2014, respectively.
For the three months ended September 30, 2015 and 2014, expenses associated with transfers of receivables were $3 million and $2 million, respectively. For the nine months ended September 30, 2015 and 2014, expenses associated with transfers of receivables were $7 million and $5 million, respectively. Such expenses were recorded in the condensed consolidated statements of operations within other income, net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.
Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposure to Federal-Mogul associated with certain of these facilities' terms were $11 million and $17 million as of September 30, 2015 and December 31, 2014, respectively. Based on Federal-Mogul's analysis of the creditworthiness of its customers on which such receivables were sold and outstanding as of both September 30, 2015 and December 31, 2014, Federal-Mogul estimated the loss to be immaterial.
Restructuring
During the three months ended September 30, 2015 and 2014, Federal-Mogul recorded $18 million and $25 million, respectively, in restructuring charges. During the nine months ended September 30, 2015 and 2014, Federal-Mogul recorded $57 million and $63 million, respectively, in restructuring charges. These restructuring charges, primarily consisting of employee costs and headcount reductions, pertain to all restructuring programs that Federal-Mogul has initiated in order to improve its operating performance.
Restructuring expenses for the three months ended September 30, 2015 primarily relate to reducing production complexities and reducing inefficiencies in indirect and fixed costs structures located in Europe, the Middle East and Africa. Federal-Mogul expects to complete these programs in 2018 and incur additional restructuring and other charges of approximately $40 million in connection therewith. For programs previously initiated, Federal-Mogul expects to complete these programs in 2018 and incur additional restructuring and other charges of approximately $10 million.
Energy
We conduct our Energy segment through our majority ownership in CVR. CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate ("UAN") and ammonia. As of September 30, 2015, CVR owned 100% of the general partners of CVR Refining and CVR Partners and approximately 66% of the common units of CVR Refining and approximately 53% of the common units of CVR Partners.
As of September 30, 2015, we owned approximately 82.0% of the total outstanding common stock of CVR. In addition, as of September 30, 2015, we owned approximately 4.0% of the total outstanding common units of CVR Refining directly.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

CVR Partners - Pending Mergers
On August 9, 2015, CVR Partners entered into an Agreement and Plan of Merger (the "Merger Agreement") with Rentech Nitrogen Partners, L.P. ("Rentech Nitrogen"), and Rentech Nitrogen GP, LLC ("Rentech Nitrogen GP"), pursuant to which CVR Partners will acquire Rentech Nitrogen and Rentech Nitrogen GP.
Under the terms of the Merger Agreement, holders of common units representing limited partner interests in Rentech Nitrogen ("Rentech Nitrogen common units") eligible to receive consideration will receive 1.04 common units (the "unit consideration") representing limited partner interests in CVR Partners ("CVR Partners common units") and $2.57 in cash, without interest, (the "cash consideration" and together with the unit consideration, the "merger consideration") for each Rentech Nitrogen common unit. CVR Partners is expected to issue approximately 40.7 million CVR Partners common units to former Rentech Nitrogen common unitholders pursuant to the mergers.
Rentech Nitrogen owns and operates two fertilizer facilities. The facility located in East Dubuque, Illinois (the "East Dubuque facility") produces primarily ammonia and UAN using natural gas as the facility's primary feedstock. The facility located in Pasadena, Texas (the "Pasadena facility") produces ammonium sulfate, ammonium thiosulfate and sulfuric acid, using ammonia and sulfur as the facility's primary feedstocks. Rentech Nitrogen is required to sell or spin off its Pasadena facility as a condition to the closing of the mergers (unless waived), and Rentech Nitrogen common unitholders may receive additional consideration for the Pasadena facility in the event such a sale or spin-off is consummated.
The completion of the mergers is subject to satisfaction or waiver of certain closing conditions. The Merger Agreement contains certain termination rights for both CVR Partners and Rentech Nitrogen and further provides that upon termination of the Merger Agreement, under certain circumstances, either party may be required to make an expense reimbursement payment of $10 million, and Rentech Nitrogen may be required to pay CVR Partners a termination fee equal to approximately $31 million.
Further, simultaneously with the execution of the Merger Agreement, CVR Partners entered into the voting and support agreement with Rentech Inc. and certain of its wholly owned subsidiaries, who collectively hold a sufficient number of Rentech Nitrogen common units to approve the proposed mergers without the affirmative vote of any other Rentech Nitrogen common unitholders, pursuant to which such holders of Rentech Nitrogen common units have agreed to, among other things, vote in favor of the Merger Agreement. CVR Partners common unitholders are not required to adopt the Merger Agreement or approve the mergers or the issuance of CVR Partners common units in connection with the mergers.
See Note 17, "Commitments and Contingencies - Energy," for discussion of litigation related to the pending mergers.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

In addition to the refineries, CVR's petroleum business owns and operates the following: (1) a crude oil gathering system with a gathering capacity of over 60,000 barrels per day ("bpd") serving Kansas, Oklahoma, Missouri, Colorado, Nebraska and Texas; (2) a 170,000 bpd pipeline system (supported by approximately 336 miles of active owned and leased pipeline) that transports crude oil to its Coffeyville refinery from its Broome Station facility near Caney, Kansas; (3) approximately 7.0 million barrels of owned and leased crude oil storage; (4) a rack marketing division supplying product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and at throughput terminals on Magellan and NuStar Energy, LP's ("NuStar") refined products distribution systems; and (5) over 4.5 million barrels of combined refinery related storage capacity.
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
As of September 30, 2015, we owned approximately 59.3% of the total outstanding common stock of ARI and had a 75.0% economic interest in ARL.
Gaming
We conduct our Gaming segment through our majority ownership in Tropicana. Tropicana currently owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The eight casino facilities it operates feature approximately 392,000 square feet of gaming space with 8,000 slot machines, 300 table games and 5,500 hotel rooms with two casino facilities located in Nevada and one in each of Mississippi, Missouri, Indiana, Louisiana, New Jersey and Aruba.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

As of September 30, 2015, we owned approximately 67.9% of the total outstanding common stock of Tropicana.
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
In response to the current depressed iron ore price environment, Ferrous Resources decided to temporarily suspend Esperança's and Santanense's operations during the first quarter of 2015 in order to study alternatives to further reduce cost of production and improve product quality and therefore to improve profitability and margin per metric ton.
Acquisition
On April 25, 2015, IEP Ferrous Brazil LLC ("IEP Ferrous"), a wholly owned subsidiary of ours, entered into an agreement which provided that IEP Ferrous would launch a tender offer to purchase any and all of the outstanding shares of Ferrous Resources for $0.36 per share and backstop a certain rights offering of up to $40 million.
Prior to the tender offer, IEP Ferrous owned approximately 14.1% of the total outstanding shares of Ferrous Resources. As a result of the tender offer, IEP Ferrous obtained control of Ferrous Resources through the purchase of additional shares of Ferrous Resources on June 8, 2015 (the acquisition date), and additional shares of Ferrous Resources on June 26, 2015 for a combined aggregate tender consideration of $180 million. In addition, on June 26, 2015, pursuant to a certain rights offering, we purchased additional shares of Ferrous Resources for an aggregate consideration of $29 million. As a result, as of September 30, 2015, we owned approximately 77.2% of the total outstanding common stock of Ferrous Resources.
Prior to obtaining a controlling interest, we remeasured our equity interest in Ferrous Resources to its acquisition-date fair value of $36 million, resulting in a $4 million loss on investment activities.
A preliminary valuation of the net assets of the Ferrous Resources business acquisition resulted in $356 million allocated to tangible net assets and $6 million allocated to goodwill as of the acquisition date. Because IEP Ferrous is in the process of finalizing certain customary post-closing adjustments, the provisional measurements of net assets are subject to change. The valuation of net assets was performed utilizing cost, income and market approaches. The acquisition of Ferrous Resources was not material, individually or in the aggregate with the TRW engine components business acquisition and the IEH Auto acquisition, to our condensed consolidated financial statements.
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
As of September 30, 2015, we owned approximately 73.3% of the total outstanding common stock of Viskase.
Real Estate
Our Real Estate segment consists of rental real estate, property development and club operations.
As of September 30, 2015, we owned 15 commercial rental real estate properties. We sold 14 commercial rental properties during the nine months ended September 30, 2015. Our property development operations are run primarily through Bayswater Development LLC, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor development property in Vero Beach, Florida include land for future residential development of approximately 239 and 1,128

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

units of residential housing, respectively. Both developments operate golf and club operations as well. During the nine months ended September 30, 2015, we sold the Oak Harbor development and operations, which historically operated as part of Grand Harbor. In addition, our Real Estate segment owns an unfinished development property which is located on approximately 23 acres in Las Vegas, Nevada.
As of September 30, 2015 and December 31, 2014, $28 million and $31 million, respectively, of the net investment in financing leases and net real estate leased to others which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.
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
Investment
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. During the nine months ended September 30, 2015, affiliates of Mr. Icahn made investments aggregating $246 million in the Investment Funds. As of September 30, 2015 and December 31, 2014, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings) was approximately $4.9 billion and $4.8 billion, respectively, representing approximately 54% and 53%, respectively, of the Investment Funds' assets under management.
Icahn Capital LP ("Icahn Capital") pays for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent); such expenses are allocated to Icahn Capital in accordance with each investor's capital accounts in the Investment Funds. Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds, generally when such expenses are paid. For the three months ended September 30, 2015 and 2014, $(24) million and $36 million, respectively, were allocated to the Investment Funds based on this expense-sharing arrangement. The expense reversal for the three months ended September 30, 2015 was primarily due to a reversal of performance related compensation expense accrual. For the nine months ended September 30, 2015 and 2014, $204 million and $138 million, respectively, were allocated to the Investment Funds based on this expense-sharing arrangement.
Railcar
Agreements with ACF Industries LLC
ARI has from time to time purchased components from ACF Industries LLC ("ACF"), an affiliate of Mr. Icahn, under a long-term agreement, as well as on a purchase order basis. ACF is a manufacturer and fabricator of specialty railcar parts and miscellaneous steel products. Under the manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at ARI’s instruction, various railcar components. In consideration for these services, ARI agreed to pay ACF based on agreed upon rates. The agreement automatically renews unless written notice is provided by ARI.
Also in April 2015, ARI entered into a parts purchasing and sale agreement with ACF. The agreement was unanimously approved by the independent directors of ARI’s and Icahn Enterprises' audit committee. Under this agreement, ARI and ACF

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

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
ARI purchased $4 million and $1 million of components from ACF during the three months ended September 30, 2015 and 2014, respectively, and $13 million and $2 million for the nine months ended September 30, 2015 and 2014, respectively.
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
ARI's revenues under this agreement were $3 million and $4 million for the three months ended September 30, 2015 and 2014, respectively, and $9 million and $16 million for the nine months ended September 30, 2015 and 2014, respectively, for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

The ACF Agreement was assumed by ARL in connection with our purchase of a 75.0% economic interest in ARL. The ACF Agreement was unanimously approved by Icahn Enterprises' audit committee consisting of independent directors, who were advised by independent counsel and an independent financial advisor on the basis that the terms were not less favorable than those terms that could have been obtained in a comparable transaction with an unaffiliated third party. Under this agreement, purchases of railcars from ACF were zero and $36 million for the three months ended September 30, 2015 and 2014, respectively, and $9 million and $99 million for the nine months ended September 30, 2015 and 2014, respectively.
In addition to the above purchases, on a contract-by-contract basis, ARL purchased $16 million and $43 million of railcars from ACF for the three and nine months ended September 30, 2015, respectively.
Insight Portfolio Group LLC
Icahn Sourcing, LLC ("Icahn Sourcing") was an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. Icahn Enterprises was a member of the buying group in 2012. Prior to December 31, 2012 Icahn Enterprises did not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement.
In December 2012, Icahn Sourcing advised Icahn Enterprises that effective January 1, 2013 it would restructure its ownership and change its name to Insight Portfolio Group LLC (“Insight Portfolio Group”).  In connection with the restructuring, Icahn Enterprises Holdings acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of Icahn Enterprises Holdings, including Federal-Mogul, CVR, Tropicana, ARI, ARL, Viskase, PSC Metals and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. A number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. For each of three and nine months ended September 30, 2015 and 2014, immaterial amounts were paid in respect to certain of the Insight Portfolio Group's operating expenses.

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
Our Investment segment applied the fair value option to certain of its investments that would have otherwise been subject to the equity method of accounting.  As of both September 30, 2015 and December 31, 2014, the fair value of these investments was less than $1 million. During the three months ended September 30, 2015 and 2014, our Investment segment recorded gains (losses) of less than $1 million and $(1) million, respectively, associated with these investments. During the nine months ended September 30, 2015 and 2014, our Investment segment recorded gains of less than $1 million and $1 million, respectively, associated with these investments. Such amounts are included in net (loss) gain from investment activities in our condensed consolidated statements of operations.
We believe that these investments to which we applied the fair value option are not material, individually or in the aggregate, to our condensed consolidated financial statements.
The portion of trading losses that relates to trading securities still held by our Investment segment for the three months ended September 30, 2015 and 2014 was approximately $2.2 billion and $869 million, respectively, and for the nine months ended September 30, 2015 and 2014 was approximately $1.9 billion and $259 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

Other Segments
The carrying value of investments held by our Automotive, Energy, Railcar and Gaming segments and our Holding Company consist of the following:

	September 30, 2015	December 31, 2014
	(in millions)
Equity method investments	$309	$298
Other investments	202	241
	$511	$539
Our Holding Company applies the fair value option to its investments that would otherwise be subject to the equity method of accounting. We record unrealized gains and losses for the change in fair value of such investments as a component of net (loss) gain from investment activities in the condensed consolidated statements of operations.
During the nine months ended September 30, 2015, our Energy segment received proceeds of $68 million for the sale of a portion of its investment in available-for-sale securities. The aggregate cost basis for the available-for-sale securities sold was $48 million. Upon the sale of the available-for-sale securities, our Energy segment reclassified an unrealized gain of $20 million from accumulated other comprehensive loss and recognized a realized gain in net (loss) gain from investment activities in the condensed consolidated statements of operations for the nine months ended September 30, 2015. At the end of the first quarter of 2015, our Energy segment's remaining available-for-sale securities, with an aggregate cost basis of $26 million, were reclassified to trading securities based on our Energy segment's ability and intent with respect to the securities. In connection with the transfer to trading securities, an unrealized gain of $12 million previously recorded in accumulated other comprehensive loss was reclassified to net (loss) gain from investment activities in the condensed consolidated statements of operations for the nine months ended September 30, 2015. During the second quarter of 2015, the trading securities were sold, and our Energy segment received proceeds of $38 million and recognized an additional realized gain of less than $1 million in net (loss) gain from investment activities in the condensed consolidated statements of operations for the nine months ended September 30, 2015.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

Investment
The following table summarizes the valuation of the Investment Funds' investments and derivative contracts by the above fair value hierarchy levels as of September 30, 2015 and December 31, 2014:

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments:
Equity securities(1):
Basic materials	$816	$—	$—	$816	$—	$—	$—	$—
Communications	356	—	—	356	2,846	—	—	2,846
Consumer, non-cyclical	3,493	—	—	3,493	2,308	—	—	2,308
Consumer, cyclical	166	—	—	166	436	—	—	436
Diversified	20	—	—	20	23	—	—	23
Energy	1,795	—	—	1,795	1,895	—	—	1,895
Financial	128	108	—	236	417	—	—	417
Industrial	176	—	—	176	79	20	—	99
Technology	5,825	44	—	5,869	5,635	—	—	5,635
	12,775	152	—	12,927	13,639	20	—	13,659
Corporate debt:
Consumer, cyclical	—	—	63	63	—	—	75	75
Energy	—	1	—	1	—	19	—	19
Financial	—	—	—	—	—	7	—	7
Utilities	—	16	—	16	—	28	—	28
	—	17	63	80	—	54	75	129
Mortgage-backed securities:
Financial	—	164	—	164	—	173	—	173
	12,775	333	63	13,171	13,639	247	75	13,961
Derivative contracts, at fair value(2)	—	749	—	749	—	3	—	3
	$12,775	$1,082	$63	$13,920	$13,639	$250	$75	$13,964
Liabilities
Securities sold, not yet purchased, at fair value(1):
Equity securities:
Basic Materials	$—	$3	$—	$3	$—	$—	$—	$—
Communications	—	—	—	—	—	—	—	—
Consumer, non-cyclical	—	—	—	—	—	—	—	—
Consumer, cyclical	1,121	—	—	1,121	334	—	—	334
Energy	—	—	—	—	—	—	—	—
Financial	—	—	—	—	—	—	—	—
Funds	—	113	—	113	—	—	—	—
Industrials	—	21	—	21	—	—	—	—
	1,121	137	—	1,258	334	—	—	334
Debt securities:
Funds	—	—	—	—	—	3	—	3
	1,121	137	—	1,258	334	3	—	337
Derivative contracts, at fair value(3)	—	92	—	92	—	614	—	614
	$1,121	$229	$—	$1,350	$334	$617	$—	$951

(1)
At September 30, 2015, equity forward contracts and equity call options are included in Level 2 Investments - Financial, Technology and Industrial. At September 30, 2015, written put options are included in Level 2 Investments - Basic Materials and Funds. At December 31, 2014, equity call options are included in Level 2 Investments - Industrial and written put options on debt securities are included in Level 2 Investments - Funds.

(2)	Included in other assets in our condensed consolidated balance sheets.

(3)	Included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

The changes in investments measured at fair value on a recurring basis for which our Investment segment has used Level 3 input to determine fair value are as follows:

	Nine Months Ended September 30,
	2015	2014
	(in millions)
Balance at January 1	$75	$287
Gross realized and unrealized losses included in earnings	(12)	(100)
Distribution-in-kind	—	(110)
Gross proceeds	—	(2)
Balance at September 30	$63	$75
Unrealized losses of $12 million and $33 million were included in earnings related to Level 3 investments still held at September 30, 2015 and 2014, respectively, by our Investment segment. Total realized and unrealized gains and losses recorded for Level 3 investments are reported in net (loss) gain from investment activities in our condensed consolidated statements of operations.
The Investment Funds held one Level 3 corporate debt investment at September 30, 2015.  In prior periods, in determining the fair value of this investment, we performed a yield analysis of comparable loans to which we applied a risk premium. As a result of the underlying company’s performance and bankruptcy filing in the third quarter of 2014, however, we determined that it was more appropriate to measure the fair value of our debt investment through an enterprise value analysis.
Other Segments and Holding Company
The following table summarizes the valuation of our Automotive, Energy and Gaming segments and our Holding Company investments, derivative contracts and other liabilities by the above fair value hierarchy levels as of September 30, 2015 and December 31, 2014:

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Marketable equity and debt securities	$11	$—	$191	$202	$75	$3	$108	$186
Trading securities	—	—	—	—	—	—	55	55
Derivative contracts, at fair value(1)	—	29	—	29	—	47	—	47
	$11	$29	$191	$231	$75	$50	$163	$288
Liabilities
Other liabilities	$—	$—	$—	$—	$—	$50	$—	$50
Derivative contracts, at fair value(2)	—	3	—	3	—	2	—	2
	$—	$3	$—	$3	$—	$52	$—	$52

(1)	Amounts are classified within other assets in our condensed consolidated balance sheets.

(2)	Amounts are classified within accrued expenses and other liabilities in our condensed consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

The changes in investments measured at fair value on a recurring basis for which our Gaming segment and Holding Company have used Level 3 inputs to determine fair value are as follows:

	Nine Months Ended September 30,
	2015	2014
	(in millions)
Balance at January 1	$154	$138
Transfer out	(46)	—
Net realized and unrealized losses	(28)	(97)
Distribution-in-kind	—	110
Purchases, additions and settlements, net	102	2
Balance at September 30	$182	$153
Unrealized losses of $28 million and $97 million were included in earnings related to Level 3 investments still held as of September 30, 2015 and 2014, respectively, by our Gaming segment and Holding Company. Total realized and unrealized gains and losses recorded for Level 3 investments are reported in net (loss) gain from investment activities in our condensed consolidated statements of operations.
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
During the second quarter of 2015, the Holding Company made a certain available-for-sale investment of $100 million, which is considered a Level 3 investment due to unobservable market data. As of September 30, 2015, the fair value of this investment was $100 million and was based on the initial purchase price as there was little activity that could have potentially impacted its fair value after our initial investment. In future periods, we will determine the fair value of this investment using internally developed models and other valuation techniques.
During the second quarter of 2015, the Holding Company obtained control of, and consolidated, Ferrous Resources, which was previously considered a Level 3 investment due to unobservable market data. The fair value of our investment in Ferrous Resources immediately prior to obtaining control was $36 million, which was transferred out of Level 3 investment during the second quarter of 2015. See Note 2, "Operating Units - Mining," for further discussion. In addition, during the third quarter of 2015, our Gaming segment received $10 million as reimbursement for certain approved capital expenditures.
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
Adjustments of Assets to Fair Value
During each of the three and nine months ended September 30, 2015 and 2014 we had assets measured at fair value on a non-recurring basis that are considered Level 3 assets. Property, plant and equipment with an aggregate carrying value of $27 million was written down to an aggregate fair value of $17 million, resulting in an impairment charge of $6 million and $10 million in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015, respectively. Property, plant and equipment with an aggregate carrying value of $17 million was written down to an aggregate fair value of $11 million, resulting in an impairment charge of $4 million and $6 million in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014, respectively.
We determined the fair value of property, plant and equipment by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

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
September 30, 2015 (Unaudited)

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
The Investment Funds may also purchase and write option contracts. As a writer of option contracts, the Investment Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Investment Funds are obligated to purchase or sell, at the holder's option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds' satisfaction of the obligations may exceed the amount recognized in our condensed consolidated balance sheets. At September 30, 2015, the maximum payout amounts relating to certain put options written by the Investment Funds were approximately $5.7 billion, of which approximately $5.7 billion related to covered put options on existing short positions on certain stock and credit indices. At December 31, 2014, the maximum payout amounts relating to certain put options written by the Investment Funds were approximately $2.5 billion, of which approximately $2.4 billion related to covered put options on existing short positions on certain stock and credit indices. As of September 30, 2015 and December 31, 2014, there were unrealized losses of $35 million and less than $1 million, respectively, with respect to these put options.
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds' derivative instruments with credit-risk-related contingent features that are in a liability position at September 30, 2015 and December 31, 2014 was $92 million and $614 million, respectively.
At September 30, 2015 and December 31, 2014, the Investment Funds had $905 million and approximately $1.2 billion, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash in our condensed consolidated balance sheets.
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
September 30, 2015 (Unaudited)

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
Federal-Mogul had commodity price hedge contracts outstanding with combined notional values of $25 million and $36 million at September 30, 2015 and December 31, 2014, respectively, substantially all of which mature within one year in each of the respective periods and all of which were designated as hedging instruments for accounting purposes. Federal-Mogul has designated these contracts as cash flow hedging instruments and has a net liability position in the amount of $3 million and $1 million as of September 30, 2015 and December 31, 2014, respectively. Federal-Mogul records unrecognized gains and losses in other comprehensive income and makes regular reclassifying adjustments into cost of goods sold when amounts are recognized. Unrealized net losses of $3 million and $1 million were recorded in accumulated other comprehensive loss as of September 30, 2015 and December 31, 2014, respectively.
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
Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Foreign currency forwards are also used in conjunction with Federal-Mogul's commodity hedging program. As part of its hedging program, Federal-Mogul attempts to limit hedge ineffectiveness by matching terms of the commodity purchases with the hedging instrument. Federal-Mogul does not hold any foreign currency price hedge contracts as of September 30, 2015 or December 31, 2014.
Concentrations of Credit Risk
Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. Federal-Mogul's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. Federal-Mogul had one Motorparts customers that accounted for 12% of its net accounts receivable balance as of September 30, 2015. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.
Energy
CVR is subject to price fluctuations caused by supply conditions, weather, economic conditions, interest rate fluctuations and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, CVR from time to time enters into various commodity derivative transactions.
CVR has adopted accounting standards that impose extensive record-keeping requirements in order to designate a derivative financial instrument as a hedge. CVR holds derivative instruments, such as exchange-traded crude oil futures and certain over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges for GAAP purposes. Gains or losses related to the change in fair value and periodic settlements of these derivative instruments are included in other income, net in the condensed consolidated statements of operations.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

Commodity Swaps
CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, CVR Refining may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the condensed consolidated balance sheets with changes in fair value currently recognized in the condensed consolidated statement of operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. As of September 30, 2015 and December 31, 2014, CVR had open commodity hedging instruments consisting of 3.1 million and 9.1 million barrels of crack spreads, respectively, primarily to fix the margin on a portion of its future gasoline and distillate production. Additionally, as of September 30, 2015, CVR Refining had open commodity hedging instruments consisting of 1.5 million barrels primarily to fix the price on a portion of its future crude oil purchases or the basis on a portion of its future product sales. The fair value of the outstanding contracts at September 30, 2015 and December 31, 2014 was a net asset of $29 million and $47 million, respectively. For the three months ended September 30, 2015 and 2014, CVR recognized net gains of $3 million and $26 million, respectively. For the nine months ended September 30, 2015 and 2014, CVR recognized a net loss $60 million and a net gain of $171 million, respectively, which is included in other income, net in the condensed consolidated statements of operations.
Interest Rate Swaps
Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF") has two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt, which matures in April 2016. The aggregate notional amount covered under these agreements totals $63 million (split evenly between the two agreements) and commenced on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three-month LIBOR and pays a fixed rate of 1.940%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three-month LIBOR and pays a fixed rate of 1.975%. Both swap agreements are settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.960% plus the applicable margin paid to lenders over three-month LIBOR as governed by the CRNF credit facility. As of both September 30, 2015 and December 31, 2014, the effective rate of the term loan facility, net of impact of the interest rate swap agreements, was approximately 4.6%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in interest expense in the condensed consolidated statements of operations. The realized losses on the interest rate swaps reclassified from accumulated other comprehensive loss into interest expense was less than $1 million for each of the three and nine months ended September 30, 2015 and 2014.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

Consolidated Derivative Information
At September 30, 2015 and December 31, 2014, the volume of our derivative activities based on their notional exposure, categorized by primary underlying risk, is as follows:

	September 30, 2015		December 31, 2014
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Credit swaps(1)	$201	$1,619	$389	$1,493
Equity swaps	1	15,957	1	11,312
Foreign currency forwards	—	866	—	1,578
Interest rate swap contracts(2)	—	137	—	137
Commodity contracts	40	632	36	234

(1)
The short notional amount on our credit swap positions is approximately $7.9 billion and $9.3 billion as of September 30, 2015 and December 31, 2014, respectively. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $1.6 billion and $1.5 billion as of September 30, 2015 and December 31, 2014, respectively.

(2)
The short notional amount on certain of our interest rate contracts with a three month duration is approximately $16.0 billion as of both September 30, 2015 and December 31, 2014. We assume that interest rates will not fall below zero and therefore our downside short notional exposure to loss on these contracts is $74 million (of the total $137 million disclosed in the above table) as of both September 30, 2015 and December 31, 2014.

The Investment Funds also purchased equity forward contracts and wrote certain option contracts which are included in Level 2 investment securities. The volume of activities based on the notional exposure of these contracts is approximately $3.2 billion long notional exposure (equity contracts) at September 30, 2015, $108 million long notional exposure (equity contracts) at December 31, 2014 and $3 million short notional exposure (credit contracts) at December 31, 2014.
The following table presents the consolidated fair values of our derivatives that are not designated as hedging instruments:

Derivatives Not Designated as Hedging Instruments	Asset Derivatives(1)		Liability Derivatives(2)
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(in millions)
Equity contracts	$627	$—	$315	$539
Foreign exchange contracts	—	11	1	—
Credit contracts	346	1	45	85
Interest rate swap contracts	—	1	—	—
Commodity contracts	74	47	—	—
Sub-total	1,047	60	361	624
Netting across contract types(3)	(269)	(10)	(269)	(10)
Total(3)	$778	$50	$92	$614

(1)	Net asset derivatives are located within other assets in our condensed consolidated balance sheets.

(2)	Net liability derivatives are located within accrued expenses and other liabilities in our condensed consolidated balance sheets.

(3)
Excludes netting of cash collateral received and posted.  The total collateral posted at September 30, 2015 and December 31, 2014 was approximately $0.9 billion and $1.2 billion, respectively, across all counterparties.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

The following table presents the effects of our derivative instruments not designated as hedging instruments on the statements of operations for the three and nine months ended September 30, 2015 and 2014:

	Gain (Loss) Recognized in Income(1)
Derivatives Not Designated as Hedging Instruments	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Equity contracts	$892	$(50)	$741	$(772)
Foreign exchange contracts	(2)	141	134	144
Credit contracts	387	163	536	133
Commodity contracts	57	26	6	171
	$1,334	$280	$1,417	$(324)

(1)
Gains (losses) recognized on derivatives are classified in net (loss) gain from investment activities in our condensed consolidated statements of operations for our Investment segment and are included in other income, net for all other segments.

The Investment Funds also purchased call option contracts and equity forward contracts and wrote certain option contracts which are included in Level 2 investments. The fair market value of these positions was a net asset of $16 million and $17 million as of September 30, 2015 and December 31, 2014, respectively. These positions were included in investments in our condensed consolidated balance sheets. Included in net gain (loss) from investment activities in our condensed consolidated statements of operations related to these positions were (losses) gains of $(197) million and $(55) million for the three months ended September 30, 2015 and 2014, respectively, and $(75) million and $164 million for the nine months ended September 30, 2015 and 2014, respectively.
The following table presents the consolidated fair values of our derivative instruments that are designated as cash flow hedging instruments:

Derivatives Designated as Cash Flow Hedging Instruments	Asset Derivatives(1)		Liability Derivatives(2)
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(in millions)
Interest rate swap contracts	$—	$—	$1	$1
Commodity contracts	—	1	2	2
Sub-total	—	1	3	3
Netting across contract types	—	(1)	—	(1)
Total	$—	$—	$3	$2

(1)	Located within other assets in our condensed consolidated balance sheets.

(2)	Located within accrued expenses and other liabilities in our condensed consolidated balance sheets.
The following tables present the effect of our derivative instruments that are designated as cash flow hedging instruments on our condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014:

Three Months Ended September 30, 2015
Derivatives Designated as Hedging Instruments	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)	Location of Loss Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Commodity contracts	$(1)	$(1)	Cost of goods sold
	$(1)	$(1)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

Three Months Ended September 30, 2014
Derivatives Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$—	$(1)	Interest expense
Commodity contracts	—	1	Cost of goods sold
	$—	$—

Nine Months Ended September 30, 2015
Derivatives Designated as Hedging Instruments	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)	Location of Loss Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Commodity contracts	$(3)	$(2)	Cost of goods sold
Foreign currency contracts	—	—	Cost of goods sold
	$(3)	$(2)

Nine Months Ended September 30, 2014
Derivatives Designated as Hedging Instruments	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)	Location of Loss Reclassified from AOCI into Income (Effective Portion)
	(in millions)	(in millions)
Interest rate swap contracts	$—	$(1)	Interest expense
Commodity contracts	1	(1)	Cost of goods sold
Foreign currency contracts	—	(1)	Cost of goods sold
	$1	$(3)

7.	Inventories, Net.
Inventories, net consists of the following:

	September 30, 2015	December 31, 2014
	(in millions)
Raw materials	$451	$450
Work in process	319	244
Finished goods	1,548	1,185
	$2,318	$1,879

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
	(in millions)
Automotive	$1,458	$(226)	$1,232	$1,389	$(226)	$1,163
Energy	930	(103)	827	930	(103)	827
Railcar	7	—	7	7	—	7
Mining	6	—	6	—	—	—
Food Packaging	3	—	3	3	—	3
	$2,404	$(329)	$2,075	$2,329	$(329)	$2,000

Intangible assets, net consists of the following:

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$1,041	$(390)	$651	$957	$(345)	$612
Developed technology	144	(91)	53	120	(77)	43
In-place leases	121	(70)	51	121	(63)	58
Gasification technology license	60	(8)	52	60	(7)	53
Other	49	(22)	27	47	(20)	27
	$1,415	$(581)	$834	$1,305	$(512)	$793
Indefinite-lived intangible assets:
Trademarks and brand names			$260			$257
Gaming licenses			38			38
			298			295
Intangible assets, net			$1,132			$1,088
Amortization expense associated with definite-lived intangible assets for the three months ended September 30, 2015 and 2014 was $25 million and $22 million, respectively, and for the nine months ended September 30, 2015 and 2014 was $70 million and $62 million, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.
Automotive
As further discussed in Note 2, "Operating Units - Automotive," on February 6, 2015 and July 7, 2015, Federal-Mogul consummated the acquisitions of certain engine components businesses from TRW. As of September 30, 2015, Federal-Mogul recorded $76 million of goodwill, $84 million of customer relationships and $22 million of developed technology related to these acquisitions. These intangible asset balances reflect measurement period adjustments which Federal-Mogul recorded during the second and third quarters of 2015. Because Federal-Mogul is in the process of finalizing certain customary post-closing adjustments, the provisional measurements of net assets are subject to further changes. The valuation of net assets was performed utilizing cost, income and market approaches. The TRW engine components business acquisition is not material, individually or in the aggregate with the IEH Auto and Ferrous Resources acquisitions, to our condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

As further discussed in Note 2, "Operating Units - Automotive," during the second quarter of 2015, IEH Auto acquired substantially all of the auto parts assets in the United States of Uni-Select, Inc., a leading automotive parts distributor for domestic and imported vehicles. As of September 30, 2015, IEH Auto recorded an aggregate of $2 million of trade name and favorable leases as of the acquisition date. Because IEH Auto is in the process of finalizing certain customary post-closing adjustments, the provisional measurements of net assets are subject to change. The valuation of net assets was performed utilizing cost, income and market approaches. The acquisition of IEH Auto is not material, individually or in the aggregate with the TRW engine components business acquisition and the Ferrous Resources acquisition, to our condensed consolidated financial statements.
We are currently performing the annual goodwill impairment test as of October 1, 2015 for our Automotive segment which will be finalized during the fourth quarter of 2015.
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
We finalized the annual goodwill impairment test for our Energy segment during the third quarter of 2015. Based on the results of our annual goodwill impairment test for our Energy segment, while the fair market value of our Energy segment's Petroleum reporting unit was substantially in excess of its carrying value, the fair market value of our Energy segment's Fertilizer reporting unit was approximately 1% in excess of its carrying value and was therefore considered at risk for failing "Step 1" of the goodwill impairment analysis. As of September 30, 2015, our Energy segment's Fertilizer reporting unit had $253 million of goodwill allocated to it. The most significant key assumption to determining the fair value of our Energy segment's Fertilizer reporting unit was its forecasted sales growth rate. If our Energy segment's Fertilizer reporting unit fails to achieve its forecasted sales growth rate, a goodwill impairment may result in future periods.
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
September 30, 2015 (Unaudited)

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
Mining
As further discussed in Note 2, "Operating Units - Mining," we acquired a controlling interest in Ferrous Resources during the second quarter of 2015. A preliminary valuation of the net assets of the Ferrous Resources resulted in $6 million allocated to goodwill as of the acquisition date. Because IEP Ferrous is in the process of finalizing certain customary post-closing adjustments, the provisional measurements of net assets are subject to change. The valuation of net assets was performed utilizing cost, income and market approaches. The acquisition of Ferrous Resources was not material, individually or in the aggregate with the TRW engine components business acquisition and the IEH Auto acquisition, to our condensed consolidated financial statements.

9.	Property, Plant and Equipment, Net.
Property, plant and equipment, net consists of the following:

	Useful Life	September 30, 2015	December 31, 2014
	(in years)	(in millions)
Land		$628	$489
Buildings and improvements	4 - 40	2,566	2,353
Machinery, equipment and furniture	1 - 40	5,978	5,594
Assets leased to others	15 - 39	3,948	3,546
Construction in progress		707	584
		13,827	12,566
Less: Accumulated depreciation and amortization		(3,996)	(3,611)
Property, plant and equipment, net		$9,831	$8,955
Assets leased to others are related to our Railcar and Real Estate segments. Included in assets leased to others in the table above are our Railcar segment's railcars for lease in the amount of approximately $3.5 billion and $3.1 billion as of September 30, 2015 and December 31, 2014, respectively. Additionally, included in assets leased to others in the table above are our Real Estate segment's properties on lease in the amount of $426 million and $450 million as of September 30, 2015 and December 31, 2014, respectively. Aggregate accumulated depreciation pertaining to assets leased to others is $1,025 million and $957 million as of September 30, 2015 and December 31, 2014, respectively.
Depreciation and amortization expense related to property, plant and equipment for the three months ended September 30, 2015 and 2014 was $192 million and $180 million, respectively, and for the nine months ended September 30, 2015 and 2014 was $560 million and $522 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

10.	Debt.
Debt consists of the following:

	September 30, 2015	December 31, 2014
	(in millions)
5.875% senior unsecured notes due 2022 - Icahn Enterprises/Icahn Enterprises Holdings	$1,339	$1,337
6.00% senior unsecured notes due 2020 - Icahn Enterprises/Icahn Enterprises Holdings	1,708	1,708
4.875% senior unsecured notes due 2019 - Icahn Enterprises/Icahn Enterprises Holdings	1,270	1,270
3.50% senior unsecured notes due 2017 - Icahn Enterprises/Icahn Enterprises Holdings	1,172	1,171
Debt facilities - Automotive	2,900	2,584
Debt facilities - Energy	625	625
Debt and credit facilities - Railcar	2,361	2,133
Credit facilities - Gaming	293	295
Credit facilities - Food Packaging	270	272
Other	244	193
	$12,182	$11,588
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
September 30, 2015 (Unaudited)

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
September 30, 2015 (Unaudited)

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
As of September 30, 2015 and December 31, 2014, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of September 30, 2015, based on covenants in the indentures governing our senior unsecured notes, we are permitted to incur approximately $584 million in additional indebtedness.
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
Amendment to Credit Agreement
On April 15, 2014, Federal-Mogul Holdings Corporation entered into a new tranche B term loan facility (the “New Tranche B Facility”) and a new tranche C term loan facility (the “New Tranche C Facility,” and together with the New Tranche B Facility, the “New Federal-Mogul Term Facilities”), which were arranged by Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC (the "Term Arrangers"), and assumed all of the obligations of Federal-Mogul Corporation with respect to the Federal-Mogul Replacement Revolving Facility. The New Federal-Mogul Term Facilities were entered into, and the Federal-Mogul Replacement Revolving Facility was assumed, by Federal-Mogul Holdings Corporation, pursuant to an amendment dated as of April 15, 2014 to the previously existing Term Loan and Federal-Mogul Credit Agreement dated December 27, 2007 among Federal-Mogul Corporation, the lenders party thereto (listed below), Citibank, N.A., as Revolving Administrative Agent, Citibank, N.A., as Tranche B Term Administrative Agent, Credit Suisse AG, as Tranche C Term Administrative Agent, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Wells Fargo Bank, N.A., as

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

Joint Lead Arrangers and Joint Bookrunners with respect to the Federal-Mogul Credit Agreement and Wells Fargo Bank, N.A., as sole Documentation Agent with respect to the Federal-Mogul Credit Agreement. Immediately following the closing of the New Federal-Mogul Term Facilities, Federal-Mogul Holdings Corporation contributed all of the net proceeds from the New Facilities to Federal-Mogul Corporation, and Federal-Mogul Corporation repaid its existing outstanding indebtedness as a borrower under the tranche B and tranche C term loan facilities. In connection with this debt refinancing, our Automotive segment recognized a non-cash loss on debt extinguishment of $36 million during the nine months ended September 30, 2014, which was primarily attributable to the write-off of debt discounts, and is reflected in other income, net in the condensed consolidated statements of operations.
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
The Federal-Mogul Credit Agreement contains certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. At September 30, 2015 and December 31, 2014, Federal-Mogul was in compliance with all debt covenants.
As of September 30, 2015 and December 31, 2014, the borrowing availability under the Federal-Mogul Replacement Revolving Facility was $175 million and $516 million, respectively. As of September 30, 2015, the outstanding balance on the Federal-Mogul Replacement Revolving Facility was $335 million. As of December 31, 2014, there were no borrowings outstanding under the Federal-Mogul Replacement Revolving Facility. Federal-Mogul had $40 million and $34 million of letters of credit outstanding as September 30, 2015 and December 31, 2014, respectively, pertaining to Federal-Mogul's term loan credit facility. To the extent letters of credit associated with the Federal-Mogul Replacement Revolving Facility are issued, there will be a corresponding decrease in borrowings available under this facility.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

The CVR 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The CVR 2022 Notes provide that CVR Refining can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the CVR 2022 Notes. As of September 30, 2015, CVR Refining was in compliance with the covenants contained in the CVR 2022 Notes.
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
The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of CVR Refining and its subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The Amended and Restated ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. CVR Refining was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of September 30, 2015.
As of September 30, 2015, CVR Refining and its subsidiaries had availability under the Amended and Restated ABL Credit Facility of $372 million and had letters of credit outstanding of $28 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of September 30, 2015.
CVR Partners Credit Facility
CVR Partners' credit facility includes a term loan facility of $125 million and a revolving credit facility of $25 million, which was undrawn as of September 30, 2015, with an uncommitted incremental facility of up to $50 million. No amounts were outstanding under the revolving credit facility at September 30, 2015. There is no scheduled amortization of the credit facility, which matures in April 2016. CVR Partners is considering capital structure and refinancing options associated with the credit facility maturity.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

The credit facility requires CVR Partners to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the incurrence of liens, disposal of assets, making restricted payments, making investments or acquisitions and entry into sale-leaseback transactions or affiliate transactions. The credit facility provides that CVR Partners can make distributions to holders of its common units provided, among other things, it is in compliance with the leverage ratio and interest coverage ratio on a pro forma basis after giving effect to any distribution and there is no default or event of default under the credit facility. As of September 30, 2015, CRNF was in compliance with the covenants contained in the credit facility.
Debt and Credit Facilities - Railcar
ARI
2014 Lease Fleet Financing
In January 2014, ARI, through its wholly owned subsidiary, Longtrain Leasing I, LLC ("Longtrain Leasing I") refinanced a certain term loan (the "Original ARI Term Loan") under an amended and restated credit agreement to, among other provisions, increase the aggregate borrowings available thereunder. In connection with the refinancing, Longtrain Leasing I received borrowings of $316 million, net of fees and expenses (the "ARI Refinanced Term Loan"). Of this amount, $194 million was used to refinance the Original ARI Term Loan, resulting in net proceeds of $122 million. In conjunction with the refinancing, ARI incurred a $2 million loss on extinguishment of debt, which is reflected in other income, net in our condensed consolidated statements of operations during the first quarter of 2014. As of December 31, 2014, the outstanding principal balance on the ARI Refinanced Term Loan was $309 million. In connection with the lease fleet financing as discussed below, the ARI Refinanced Term Loan was repaid in full during the first quarter of 2015.
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
2015 Lease Fleet Financing
On January 29, 2015, ARI refinanced its lease fleet financing facilities to, among other things, increase the aggregate borrowings thereunder. In connection with the refinancing, Longtrain Leasing III LLC ("Longtrain Leasing III") completed a private placement of $626 million in aggregate principal amount of notes consisting of $250 million in aggregate principal amount of its 2.98% Fixed Rate Secured Railcar Equipment Notes, Class A-1 ("ARI Class A-1 Notes") and $376 million in aggregate principal amount of its 4.06% Fixed Rate Secured Railcar Equipment Notes, Class A-2 ("ARI Class A-2 Notes", and collectively with the ARI Class A-1 Notes, the "ARI 2015 Notes"). Of the aggregate principal amount, $409 million was used to refinance ARI's lease fleet financing facilities, resulting in net proceeds of $212 million. In conjunction with the refinancing, our Railcar segment incurred a $2 million loss on debt extinguishment, which is reflected in other income, net in the condensed consolidated statements of operations. This non-cash charge is related to the accelerated write-off of deferred debt issuance costs incurred in connection with the Longtrain Leasing I and Longtrain Leasing II lease fleet financings. As of September 30, 2015, the outstanding principal balance on the ARI 2015 Notes was $608 million. The ARI 2015 Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
The ARI 2015 Notes were issued pursuant to a certain indenture (the "ARI Indenture), dated January 29, 2015 between Longtrain Leasing III and U.S. Bank National Association, as indenture trustee ("ARI Indenture Trustee"). The ARI Class A-1 Notes bear interest at a fixed rate of 2.98% per annum, and the ARI Class A-2 Notes bear interest at a fixed rate of 4.06% per annum. Interest on the ARI 2015 Notes is payable monthly on the 15th calendar day of each month in accordance with the flow of funds provisions described in the ARI Indenture. While the legal final maturity date of the ARI 2015 Notes is January 17, 2045, cash flows from Longtrain Leasing III's assets will be applied, pursuant to the flow of funds provisions of the ARI Indenture, so as to achieve monthly targeted principal balances. Also, under the flow of funds provisions of the ARI Indenture, early amortization of the ARI 2015 Notes may be required in certain circumstances. If the ARI 2015 Notes are not repaid by the expected principal repayment date on January 15, 2025, additional interest will accrue at a rate of 5.0% per annum and be payable monthly according to the flow of funds. Pursuant to the terms of the ARI Indenture, ARI is required to maintain

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

deposits in a liquidity reserve bank account equal to nine months of interest payments. As of September 30, 2015, the liquidity reserve amount was $17 million, and included within restricted cash on the condensed consolidated balance sheets.
Longtrain Leasing III can prepay or redeem the ARI Class A-1 Notes, in whole or in part, on any payment date and the ARI Class A-2 Notes, in whole or in part, on any payment date occurring on or after January 16, 2018.
The Indenture contains covenants which limit, among other things, Longtrain Leasing III's ability to incur additional indebtedness or encumbrances on its assets, pay dividends or make distributions, make certain investments, perform its business other than specified activities, enter into certain types of transactions with its affiliates, and sell assets or consolidate or merge with or into other companies. These covenants are subject to a number of exceptions and qualifications. ARI was in compliance with all of these covenants as of September 30, 2015.
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
As of September 30, 2015 and December 31, 2014, the net book value of the railcars that were pledged as part of the lease fleet financings was $486 million and $277 million, respectively.
ARL
Revolving Credit Facilities
On December 19, 2014, ARL closed on the Citizen's Bank revolving credit facility (the "Citizen Bank Revolver"), with Citizen Bank's as the administrative agent, along with several other participating banks, replacing the ARL Sovereign Revolver.  The available capacity of the Citizen Bank Revolver is $250 million as of both September 30, 2015 and December 31, 2014.  In addition, under certain circumstances, ARL has the ability to increase the Citizen Bank Revolver credit availability by $100 million to a total availability of $350 million.  The Citizen Bank Revolver bears interest of LIBOR plus 1.45% with a maturity date of December 19, 2017.  The Citizen Bank Revolver is secured by railcars and related leases and lease receivables and is subject to certain covenants, including maintenance of certain financial ratios related to net worth, utilization and loan to value.  As of September 30, 2015 there were $99 million borrowings under the Citizen Bank Revolver. As of December 31, 2014, there were no borrowings under the Citizen Bank Revolver. In addition, as of both September 30, 2015 and December 31, 2014, ARL was in compliance with all covenants of the Citizen Bank Revolver.
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
September 30, 2015 (Unaudited)

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
The 30-day LIBOR rate was 0.19% and 0.17% at September 30, 2015 and December 31, 2014, respectively.
As of both September 30, 2015 and December 31, 2014, ARL and its wholly owned subsidiaries were in compliance with all debt covenants with respect to all of their term loans.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

Each of the ARL 2012 Bond Securitization Notes and ARL 2014 Bond Securitization Notes is subject to certain covenants, including the maintenance of certain financial ratios related to net worth, utilization and debt service coverage. As of both September 30, 2015 and December 31, 2014, ARL was in compliance with all debt covenants with respect to the ARL 2012 Bond Securitization Notes and ARL 2014 Bond Securitization Notes.
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
The Tropicana Term Loan Facility accrues interest, at Tropicana's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Tropicana Revolving Facility accrues interest, at Tropicana's option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of September 30, 2015, the interest rate on the Tropicana Term Loan Facility was 4.0% and the Tropicana Revolving Facility was undrawn and had $15 million of availability.
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
Key covenants binding Tropicana and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, and (ii) if, as of the last day of any fiscal quarter, the amount of outstanding revolving loans exceed 35% of the permitted borrowing under the Tropicana Revolving Facility, compliance with a maximum senior secured net leverage ratio test of 3.25:1.00. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against Tropicana or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the Tropicana Credit Facilities and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) Tropicana's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. Tropicana was in compliance with the covenants of the Tropicana Term Loan Facility at September 30, 2015.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

Credit Facilities - Food Packaging
Credit Facility
In connection with certain financing transactions, on January 30, 2014, Viskase entered into a credit agreement with UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent, and the Lenders parties thereto, providing for a $275 million senior secured covenant lite term loan facility (“Viskase Term Loan”). A portion of the proceeds from the Viskase Term Loan was used to satisfy and discharge all of the existing Viskase 9.875% Notes and Viskase recorded a loss of $16 million in connection with this debt extinguishment in the first quarter of 2014, which is reflected in other income, net in the condensed consolidated statements of operations.
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
Other
In its foreign operations, Viskase has unsecured lines of credit with various banks providing $8 million of availability as of September 30, 2015. There was less than $1 million outstanding under the lines of credit as of both September 30, 2015 and December 31, 2014.
Letters of credit in the amount of $1 million were outstanding under facilities with a commercial bank, and were cash collateralized at each of September 30, 2015 and December 31, 2014.
Other
Secured Revolving Credit Agreement - Home Fashion
On October 15, 2012, WPH entered into a letter of credit facility (the "WPH LC Facility"), with a nationally recognized bank (the "WPH LC Issuer").  This one-year WPH LC Facility, which was renewed on October 15, 2013, October 15, 2014 and October 15, 2015, has a $10 million credit line. The letters of credit under the WPH LC Facility are subject to 0.50% annual fee on the outstanding face amount of the letters of credit issued under the WPH LC Facility, which face amount as of September 30, 2015 and December 31, 2014 was $5 million and $6 million, respectively. Obligations under the LC Facility are secured by a cash collateral account pledged by WPH to the WPH LC Issuer.  The WPH LC Facility does not contain any financial covenants.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

Components of net periodic benefit cost for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Pension Benefits		Other Post- Employment Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Service cost	$5	$4	$—	$—
Interest cost	18	19	3	4
Expected return on plan assets	(18)	(19)	—	—
Amortization of actuarial losses	6	2	2	1
Amortization of prior service credit	—	—	(1)	(2)
	$11	$6	$4	$3

	Pension Benefits		Other Post- Employment Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Service cost	$15	$12	$—	$—
Interest cost	50	57	10	12
Expected return on plan assets	(53)	(56)	—	—
Amortization of actuarial losses	20	8	4	2
Amortization of prior service credit	—	—	(3)	(4)
	$32	$21	$11	$10

12.	Net Income Per LP Unit.
The following table sets forth the allocation of net income attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted income per LP unit of Icahn Enterprises for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except per unit data)
Net (loss) income attributable to Icahn Enterprises	$(440)	$(355)	$(67)	$105
Net (loss) income attributable to Icahn Enterprises allocable to limited partners (98.01% allocation)	$(432)	$(348)	$(66)	$103

Basic and diluted (loss) income per LP unit	$(3.40)	$(2.90)	$(0.53)	$0.87
Basic and diluted weighted average LP units outstanding	127	120	125	118
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
September 30, 2015 (Unaudited)

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
On July 30, 2015, Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. As a result, on September 28, 2015, Icahn Enterprises distributed an aggregate 2,309,812 depositary units to unit holders electing to receive depositary units in connection with this distribution.
Mr. Icahn and his affiliates elected to receive a majority of their proportionate share of these distributions in depositary units. As of November 6, 2015, Mr. Icahn and his affiliates owned 88.8% of Icahn Enterprises outstanding depositary units.

13.	Segment Reporting.
As of September 30, 2015, our ten operating segments, which also constitute our reporting segments, are: (1) Investment; (2) Automotive; (3) Energy; (4) Metals; (5) Railcar; (6) Gaming; (7) Mining; (8) Food Packaging; (9) Real Estate; and (10) Home Fashion. Our determination of what constitutes an operating segment is based on the various industries in which our businesses operate and how we manage those businesses in accordance with our investment strategy. We assess and measure segment operating results based on net income from continuing operations attributable to Icahn Enterprises and Icahn Enterprises Holdings, as disclosed below. In addition to our ten reporting segments, we present the results of the Holding Company, which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company. See Note 2, “Operating Units,” for a detailed description of each of our reporting segments.
Icahn Enterprises' condensed statements of operations by reporting segment for the three and nine months ended September 30, 2015 and 2014 are presented below:

	Three Months Ended September 30, 2015
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,980	$1,409	$92	$92	$—	$12	$86	$1	$48	$—	$3,720
Other revenues from operations	—	—	—	—	126	219	—	—	21	—	—	366
Net (loss) income from investment activities	(948)	—	—	—	—	—	—	—	—	—	1	(947)
Interest and dividend income	32	1	—	—	1	1	1	—	—	—	—	36
Other (loss) income, net	(1)	6	13	—	3	—	(2)	(5)	20	1	2	37
	(917)	1,987	1,422	92	222	220	11	81	42	49	3	3,212
Expenses:
Cost of goods sold	—	1,660	1,270	102	69	—	14	68	—	41	—	3,224
Other expenses from operations	—	—	—	—	51	104	—	—	13	—	—	168
Selling, general and administrative	(24)	269	34	5	12	84	5	14	4	9	6	418
Restructuring	—	18	—	—	—	—	—	—	—	—	—	18
Impairment	—	6	—	—	—	—	—	—	—	—	—	6
Interest expense	148	37	12	—	20	3	—	3	1	—	72	296
	124	1,990	1,316	107	152	191	19	85	18	50	78	4,130
Income (loss) before income tax (expense) benefit	(1,041)	(3)	106	(15)	70	29	(8)	(4)	24	(1)	(75)	(918)
Income tax (expense) benefit	—	(7)	(17)	7	(16)	(12)	1	—	—	—	22	(22)
Net (loss) income	(1,041)	(10)	89	(8)	54	17	(7)	(4)	24	(1)	(53)	(940)
Less: net loss (income) attributable to non-controlling interests	562	(1)	(39)	—	(19)	(5)	1	1	—	—	—	500
Net (loss) income attributable to Icahn Enterprises	$(479)	$(11)	$50	$(8)	$35	$12	$(6)	$(3)	$24	$(1)	$(53)	$(440)

Supplemental information:
Capital expenditures	$—	$111	$55	$4	$133	$16	$12	$6	$—	$1	$—	$338
Depreciation and amortization(1)	$—	$89	$56	$8	$32	$17	$3	$6	$5	$1	$—	$217

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

	Three Months Ended September 30, 2014
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,871	$2,280	$186	$74	$—	$—	$95	$5	$46	$—	$4,557
Other revenues from operations	—	—	—	—	108	220	—	—	22	—	—	350
Net (loss) income from investment activities	(501)	—	2	—	—	—	—	—	—	—	(93)	(592)
Interest and dividend income	58	1	1	—	1	1	—	—	—	—	—	62
Other (loss) income, net	(1)	18	26	1	(1)	(1)	—	(1)	—	2	2	45
	(444)	1,890	2,309	187	182	220	—	94	27	48	(91)	4,422
Expenses:
Cost of goods sold	—	1,609	2,251	188	55	—	—	73	3	39	—	4,218
Other expenses from operations	—	—	—	—	44	108	—	—	14	—	—	166
Selling, general and administrative	37	222	39	5	11	90	—	13	4	7	3	431
Restructuring	—	25	—	—	—	—	—	—	—	(2)	—	23
Impairment	—	1	—	—	—	—	—	—	3	—	—	4
Interest expense	87	35	10	—	16	4	—	3	—	—	71	226
	124	1,892	2,300	193	126	202	—	89	24	44	74	5,068
Income (loss) before income tax benefit (expense)	(568)	(2)	9	(6)	56	18	—	5	3	4	(165)	(646)
Income tax benefit (expense)	—	1	2	3	(12)	(5)	—	(3)	—	—	33	19
Net (loss) income	(568)	(1)	11	(3)	44	13	—	2	3	4	(132)	(627)
Less: net loss (income) attributable to non-controlling interests	298	3	(8)	—	(15)	(5)	—	(1)	—	—	—	272
Net (loss) income attributable to Icahn Enterprises	$(270)	$2	$3	$(3)	$29	$8	$—	$1	$3	$4	$(132)	$(355)

Supplemental information:
Capital expenditures	$—	$109	$56	$17	$188	$23	$—	$6	$—	$—	$—	$399
Depreciation and amortization(1)	$—	$88	$54	$7	$27	$14	$—	$5	$6	$1	$—	$202

	Nine Months Ended September 30, 2015
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$5,831	$4,422	$301	$281	$—	$18	$262	$2	$147	$—	$11,264
Other revenues from operations	—	—	—	—	367	615	—	—	60	—	—	1,042
Net income (loss) from investment activities	231	—	36	—	—	—	—	—	—	—	(31)	236
Interest and dividend income	125	4	1	—	2	1	1	—	—	—	2	136
Other (loss) income, net	(1)	41	(51)	3	5	(1)	(3)	(8)	41	1	2	29
	355	5,876	4,408	304	655	615	16	254	103	148	(27)	12,707
Expenses:
Cost of goods sold	—	4,950	3,839	328	208	—	20	201	1	126	—	9,673
Other expenses from operations	—	—	—	—	151	297	—	—	36	—	—	484
Selling, general and administrative	206	722	99	15	31	253	7	37	9	25	19	1,423
Restructuring	—	57	—	—	—	—	—	—	—	—	—	57
Impairment	—	10	—	—	—	—	—	—	—	—	—	10
Interest expense	412	107	36	—	61	9	1	9	2	—	216	853
	618	5,846	3,974	343	451	559	28	247	48	151	235	12,500
(Loss) income before income tax (expense) benefit	(263)	30	434	(39)	204	56	(12)	7	55	(3)	(262)	207
Income tax (expense) benefit	—	(30)	(87)	17	(50)	(23)	(1)	(5)	—	—	(5)	(184)
Net (loss) income	(263)	—	347	(22)	154	33	(13)	2	55	(3)	(267)	23
Less: net loss (income) attributable to non-controlling interests	144	(4)	(166)	—	(56)	(10)	3	(1)	—	—	—	(90)
Net (loss) income attributable to Icahn Enterprises	$(119)	$(4)	$181	$(22)	$98	$23	$(10)	$1	$55	$(3)	$(267)	$(67)

Supplemental information:
Capital expenditures	$—	$328	$142	$23	$463	$77	$14	$15	$1	$4	$—	$1,067
Depreciation and amortization(1)	$—	$257	$172	$22	$93	$46	$4	$15	$16	$5	$—	$630

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

	Nine Months Ended September 30, 2014
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$5,522	$7,268	$563	$314	$—	$—	$276	$13	$134	$—	$14,090
Other revenues from operations	—	—	—	—	302	571	—	—	61	—	—	934
Net gain (loss) from investment activities	648	—	(1)	—	—	—	—	—	—	—	(138)	509
Interest and dividend income	154	3	2	—	2	2	—	—	—	—	2	165
Other income (loss), net	1	(1)	171	1	(4)	37	—	(16)	3	3	(102)	93
	803	5,524	7,440	564	614	610	—	260	77	137	(238)	15,791
Expenses:
Cost of goods sold	—	4,689	6,856	571	242	—	—	208	7	114	—	12,687
Other expenses from operations	—	—	—	—	131	288	—	—	39	—	—	458
Selling, general and administrative	147	622	106	17	33	242	—	35	10	22	13	1,247
Restructuring	—	63	—	—	—	—	—	—	—	(2)	—	61
Impairment	—	3	—	—	—	—	—	—	3	—	—	6
Interest expense	189	92	28	—	43	10	—	11	2	—	218	593
	336	5,469	6,990	588	449	540	—	254	61	134	231	15,052
Income (loss) before income tax (expense) benefit	467	55	450	(24)	165	70	—	6	16	3	(469)	739
Income tax (expense) benefit	—	(27)	(100)	11	(38)	(18)	—	(4)	—	—	10	(166)
Net income (loss)	467	28	350	(13)	127	52	—	2	16	3	(459)	573
Less: net (income) loss attributable to non-controlling interests	(231)	(7)	(165)	—	(47)	(17)	—	(1)	—	—	—	(468)
Net income (loss) attributable to Icahn Enterprises	$236	$21	$185	$(13)	$80	$35	$—	$1	$16	$3	$(459)	$105

Supplemental information:
Capital expenditures	$—	$282	$171	$24	$438	$52	$—	$16	$1	$2	$—	$986
Depreciation and amortization(1)	$—	$251	$162	$19	$78	$36	$—	$16	$17	$5	$—	$584

(1)
Excludes amounts related to the amortization of deferred financing costs and debt discounts and premiums included in interest expense in the amounts of $5 million and $4 million for the three months ended September 30, 2015 and 2014, respectively, and $11 million and $17 million for the nine months ended September 30, 2015 and 2014, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

Icahn Enterprises' condensed balance sheets by reporting segment as of September 30, 2015 and December 31, 2014 are presented below:

	September 30, 2015
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$11	$235	$1,012	$6	$271	$223	$28	$43	$16	$14	$182	$2,041
Cash held at consolidated affiliated partnerships and restricted cash	1,366	—	—	4	45	14	1	1	2	5	3	1,441
Investments	13,150	280	—	—	29	29	—	—	—	—	173	13,661
Accounts receivable, net	—	1,529	133	39	52	9	4	65	7	38	—	1,876
Inventories, net	—	1,675	285	53	126	—	37	76	—	66	—	2,318
Property, plant and equipment, net	—	2,379	2,691	142	2,741	743	295	151	614	72	3	9,831
Goodwill and intangible assets, net	—	1,881	1,170	7	7	74	6	8	51	3	—	3,207
Other assets	947	465	119	23	99	205	20	86	18	9	86	2,077
Total assets	$15,474	$8,444	$5,410	$274	$3,370	$1,297	$391	$430	$708	$207	$447	$36,452
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$686	$2,137	$1,402	$49	$319	$135	$48	$66	$21	$30	$38	$4,931
Securities sold, not yet purchased, at fair value	1,237	—	—	—	—	—	—	—	—	—	—	1,237
Due to brokers	4,504	—	—	—	—	—	—	—	—	—	—	4,504
Post-employment benefit liability	—	1,253	—	2	8	—	—	49	—	—	—	1,312
Debt	—	3,025	674	1	2,361	293	39	271	29	—	5,489	12,182
Total liabilities	6,427	6,415	2,076	52	2,688	428	87	386	50	30	5,527	24,166

Equity attributable to Icahn Enterprises	4,168	1,655	1,751	222	726	601	234	28	658	177	(5,080)	5,140
Equity attributable to non-controlling interests	4,879	374	1,583	—	(44)	268	70	16	—	—	—	7,146
Total equity	9,047	2,029	3,334	222	682	869	304	44	658	177	(5,080)	12,286
Total liabilities and equity	$15,474	$8,444	$5,410	$274	$3,370	$1,297	$391	$430	$708	$207	$447	$36,452

	December 31, 2014
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$2	$332	$754	$19	$412	$196	$—	$39	$24	$11	$1,123	$2,912
Cash held at consolidated affiliated partnerships and restricted cash	1,366	—	—	4	35	16	—	1	2	8	3	1,435
Investments	13,961	269	77	—	29	33	—	—	—	—	131	14,500
Accounts receivable, net	—	1,356	137	51	41	9	—	63	4	30	—	1,691
Inventories, net	—	1,215	330	67	117	—	—	77	—	73	—	1,879
Property, plant and equipment, net	—	2,160	2,692	144	2,376	719	—	154	633	74	3	8,955
Goodwill and intangible assets, net	—	1,744	1,184	8	7	75	—	9	58	3	—	3,088
Other assets	131	453	160	22	103	212	—	93	24	9	113	1,320
Total assets	$15,460	$7,529	$5,334	$315	$3,120	$1,260	$—	$436	$745	$208	$1,373	$35,780
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$864	$1,933	$1,471	$60	$294	$130	$—	$64	$20	$28	$13	$4,877
Securities sold, not yet purchased, at fair value	337	—	—	—	—	—	—	—	—	—	—	337
Due to brokers	5,197	—	—	—	—	—	—	—	—	—	—	5,197
Post-employment benefit liability	—	1,328	—	2	9	—	—	52	—	—	—	1,391
Debt	—	2,690	675	3	2,133	295	—	274	32	—	5,486	11,588
Total liabilities	6,398	5,951	2,146	65	2,436	425	—	390	52	28	5,499	23,390

Equity attributable to Icahn Enterprises	4,284	1,231	1,612	250	711	578	—	30	693	180	(4,126)	5,443
Equity attributable to non-controlling interests	4,778	347	1,576	—	(27)	257	—	16	—	—	—	6,947
Total equity	9,062	1,578	3,188	250	684	835	—	46	693	180	(4,126)	12,390
Total liabilities and equity	$15,460	$7,529	$5,334	$315	$3,120	$1,260	$—	$436	$745	$208	$1,373	$35,780

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

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

	Three Months Ended September 30,						September 30,	December 31,
	2015			2014			2015	2014
	Interest Expense	Net (Loss) Income	Net (Loss) Income Attributable to Icahn Enterprises Holdings	Interest Expense	Net (Loss) Income	Net (Loss) Income Attributable to Icahn Enterprises Holdings	Total Assets	Total Assets
	(in millions)						(in millions)
Investment	$148	$(1,041)	$(479)	$87	$(568)	$(270)	$15,474	$15,460
Automotive	37	(10)	(11)	35	(1)	2	8,444	7,529
Energy	12	89	50	10	11	3	5,410	5,334
Metals	—	(8)	(8)	—	(3)	(3)	274	315
Railcar	20	54	35	16	44	29	3,370	3,120
Gaming	3	17	12	4	13	8	1,297	1,260
Mining	—	(7)	(6)	—	—	—	391	—
Food Packaging	3	(4)	(3)	3	2	1	430	436
Real Estate	1	24	24	—	3	3	708	745
Home Fashion	—	(1)	(1)	—	4	4	207	208
Holding Company	72	(53)	(53)	71	(132)	(132)	471	1,396
Consolidated	$296	$(940)	$(440)	$226	$(627)	$(355)	$36,476	$35,803

	Nine Months Ended September 30,
	2015			2014
	Interest Expense	Net (Loss) Income	Net (Loss) Income Attributable to Icahn Enterprises Holdings	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings
	(in millions)
Investment	$412	$(263)	$(119)	$189	$467	$236
Automotive	107	—	(4)	92	28	21
Energy	36	347	181	28	350	185
Metals	—	(22)	(22)	—	(13)	(13)
Railcar	61	154	98	43	127	80
Gaming	9	33	23	10	52	35
Mining	1	(13)	(10)	—	—	—
Food Packaging	9	2	1	11	2	1
Real Estate	2	55	55	2	16	16
Home Fashion	—	(3)	(3)	—	3	3
Holding Company	215	(266)	(266)	217	(458)	(458)
Consolidated	$852	$24	$(66)	$592	$574	$106
Amounts related to the amortization of deferred financing costs and debt discounts and premiums included in interest expense for the consolidated results of Icahn Enterprises Holdings were $5 million and $4 million for the three months ended September 30, 2015 and 2014, respectively, and $10 million and $16 million for the nine months ended September 30, 2015 and 2014, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

14.	Income Taxes.
For the three months ended September 30, 2015, each of Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $22 million on pre-tax loss of $918 million compared to an income tax benefit of $19 million on pre-tax loss of $646 million for the three months ended September 30, 2014. Our effective income tax rate was (2.4)% and 2.9% for the three months ended September 30, 2015 and 2014, respectively.
For each of the three months ended September 30, 2015 and 2014, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership losses not subject to taxation, as such taxes are the responsibility of the partners.
For the nine months ended September 30, 2015, each of Icahn Enterprises and Icahn Enterprises Holdings (except as noted) recorded an income tax expense of $184 million on pre-tax income of $207 million (in the case of Icahn Enterprises Holdings, on pre-tax income of $208 million) compared to an income tax expense of $166 million on pre-tax income of $739 million (in the case of Icahn Enterprises Holdings, on pre-tax income of $740 million) for the nine months ended September 30, 2014. The effective income tax rate was 88.9% and 22.5% for Icahn Enterprises for the nine months ended September 30, 2015 and 2014, respectively, and 88.5% and 22.4% for Icahn Enterprises Holdings for the nine months ended September 30, 2015 and 2014, respectively).
For the nine months ended September 30, 2015 the effective tax rate was higher than the statutory federal rate of 35%, primarily due to partnership losses not subject to taxation.  For the nine months ended September 30, 2014, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership income not subject to taxation, as such taxes are the responsibility of the partners.

15.	Changes in Accumulated Other Comprehensive Loss.
Changes in accumulated other comprehensive loss consists of the following:

	Post-Employment Benefits, Net of Tax	Hedge Instruments, Net of Tax	Translation Adjustments and Other, Net of Tax	Total
	(in millions)
Balance, December 31, 2014	$(692)	$(26)	$(575)	$(1,293)
Other comprehensive income (loss) before reclassifications, net of tax	11	(3)	(181)	(173)
Reclassifications from accumulated other comprehensive income (loss) to earnings(1)	23	2	(19)	6
Other comprehensive income (loss), net of tax	34	(1)	(200)	(167)
Balance, September 30, 2015	$(658)	$(27)	$(775)	$(1,460)

(1) See Note 11, "Pension, Other Post-employment Benefits and Employee Benefit Plans," and Note 6, "Financial Instruments," for additional information with respect to reclassifications from accumulated other comprehensive loss to earnings relating to post-employment benefits, net of tax and hedge instruments, net of tax, respectively. Such items do not represent reclassifications in their entirety. During the nine months ended September 30, 2015, our Energy segment reclassified from accumulated other comprehensive loss to earnings for the sale of certain available-for-sale securities as well as the impact of transferring balances in available-for-sale securities to trading securities. See Note 4, "Investments and Related Matters - Other Segments," for further discussion.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

16.	Other Income, Net.
Other income, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Realized and unrealized gain (loss) on derivatives, net (Note 6)	$12	$26	$(52)	$171
(Loss) gain on acquisition (Note 2)	(1)	—	2	—
Gain on disposition of assets, net	19	2	39	4
Loss on extinguishment of debt (Note 10)	—	—	(2)	(162)
Tax settlement gain	—	—	—	32
Equity earnings from non-consolidated affiliates	11	13	43	39
Foreign currency translation loss	(6)	—	(8)	(5)
Other	2	4	7	14
	$37	$45	$29	$93
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
Total environmental liabilities, determined on an undiscounted basis, were $16 million and $15 million as of September 30, 2015 and December 31, 2014, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At September 30, 2015, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $44 million.
Asset Retirement Obligations
Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $19 million and $24 million as of September 30, 2015 and December 31, 2014, respectively, for asset retirement obligations ("ARO"), primarily related to anticipated costs of removing hazardous building materials at its facilities, and has considered impairment issues that may result from capitalization of these ARO amounts.
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
Other Matters
On April 25, 2014, a group of plaintiffs brought an action against Federal-Mogul Products, Inc. (“F-M Products”), a wholly owned subsidiary of Federal-Mogul, alleging injuries and damages associated with the discharge of chlorinated hydrocarbons by the former owner of a facility located in Kentucky.  Since 1998, when F-M Products acquired the facility, it has been cooperating with the applicable regulatory agencies on remediating the prior discharges pursuant to an order entered into by the facility’s former owner. Federal-Mogul is unable to estimate any reasonably possible range of loss for reasons including that the plaintiffs did not claim any amount of damages in their complaint. F-M Products intends to vigorously defend this litigation.
Energy
Unconditional Purchase Obligations
CVR leases various equipment, including railcars, and real properties under long-term operating leases expiring at various dates. For the nine months ended September 30, 2015 and 2014 lease expense was $7 million and $7 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. Additionally, in the normal course of business, CVR has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services.
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
Litigation
From time to time, CVR is involved in various lawsuits arising in the normal course of business, including matters such as those described below under "Environmental, Health and Safety Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. It is possible that management’s estimates of the outcomes will change due to uncertainties inherent in litigation and settlement negotiations. Except as described below for our Energy segment, there were no new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2014 ("2014 Form 10-K") and our Quarterly Report on Form 10-Q for the periods ended March 31, 2015 and June 30, 2015 ("2015 Form 10-Qs"). In the opinion of CVR's management, the ultimate resolution of any other

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

litigation matters is not expected to have a material adverse effect on the accompanying condensed consolidated financial statements. There can be no assurance that management’s beliefs or opinions with respect to liability for potential litigation matters are accurate.
As previously disclosed in our 2014 Form 10-K, Goldman, Sachs & Co. (“GS”) and Deutsche Bank Securities, Inc. (“DB”) both filed suit against CVR in state court in New York in 2012, alleging that CVR failed to pay them fees allegedly due by CVR pursuant to an engagement letters in which GS and DB were engaged to assist CVR and the CVR board of directors in connection with a tender offer for CVR’s stock, made by Carl C. Icahn and certain of his affiliates. In September of 2014, judgment was entered against CVR in both cases. CVR appealed, and subsequently paid both judgments, subject to a right of refund if successful on appeal. In October 2015, CVR entered into settlement agreements with each of GS and DB pursuant to which (i) CVR received settlement proceeds, (ii) the parties executed a mutual release and (iii) CVR’s appeals have been dismissed. The settlements did not have a material effect on our condensed consolidated financial statements.
Rentech Nitrogen Mergers Litigation
On August 29, 2015, Mike Mustard, a purported unitholder of Rentech Nitrogen, filed a class action complaint on behalf of the public unitholders of Rentech Nitrogen against Rentech Nitrogen, Rentech Nitrogen GP, Rentech Nitrogen Holdings, Inc., Rentech, Inc., CVR Partners, DSHC, LLC and the members of the Rentech Nitrogen Board, in the Court of Chancery of the State of Delaware (the “Mustard Lawsuit”). The Mustard Lawsuit alleges, among other things, that the consideration offered by CVR Partners is unfair and inadequate and that, by pursuing a transaction that is the result of an allegedly conflicted and unfair process, certain of the defendants have breached their duties owed to the unitholders of Rentech Nitrogen, and are engaging in self-dealing. Specifically, the lawsuit alleges that the director defendants: (i) failed to take steps to maximize the value of Rentech Nitrogen to its public shareholders, (ii) failed to properly value Rentech Nitrogen, and (iii) ignored or did not protect against the numerous conflicts of interest arising out of the proposed transaction. The Mustard Lawsuit also alleges that Rentech Nitrogen, Rentech Nitrogen GP, Rentech Nitrogen Holdings, Inc., Rentech, Inc., CVR Partners, DSHC, LLC aided and abetted the director defendants in their purported breach of fiduciary duties.
On October 6, 2015, Jesse Sloan, a purported unitholder of Rentech Nitrogen, filed a class action complaint on behalf of the public unitholders of Rentech Nitrogen against Rentech Nitrogen, Rentech Nitrogen GP, CVR Partners and the members of the Rentech Nitrogen Board, in the United States District Court for the Northern District of California (the “Sloan Lawsuit”). The Sloan Lawsuit alleges, among other things, that the attempted sale of Rentech Nitrogen to CVR Partners was conducted by means of an unfair process and for an unfair price. Specifically, the lawsuit alleges that (i) Rentech Nitrogen GP and the Rentech Nitrogen Board breached their obligations under the partnership agreement and their implied duty of good faith and fair dealing by causing Rentech Nitrogen to enter into the merger agreement and failing to disclose material information to unitholders of Rentech Nitrogen, (ii) the Rentech Nitrogen Board violated fiduciary duties owed to the unitholders of Rentech Nitrogen based primarily on allegations of inadequate consideration, restrictive deal protection devices and improper disclosure, (iii) each of the defendants aided and abetted in the foregoing breaches described in items (i) and (ii), and (iv) Rentech Nitrogen and the Rentech Nitrogen Board violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 thereunder based on improper disclosure contained in the Registration Statement on Form S-4 (Registration No. 333-206982), which was filed with the SEC by CVR Partners on September 17, 2015.
Among other remedies, the plaintiffs in these actions seek to enjoin the mergers and seek unspecified money damages. The lawsuits are at a preliminary state, and the outcome of any such litigation is uncertain. An adverse ruling in these actions may cause the mergers to be delayed or not be completed, which could cause the CVR Partners not to realize some or all of the anticipated benefits of the mergers. No amounts have been recognized in our condensed consolidated financial statements regarding the lawsuits.
Flood, Crude Oil Discharge and Insurance
As previously disclosed in our 2014 Form 10-K and the 2015 Form 10-Qs, CRRM filed a lawsuit against certain of its environmental insurance carriers requesting insurance coverage indemnification for the June/July 2007 flood and crude oil discharge losses at CRRM’s Coffeyville refinery. During the second quarter of 2015, CRRM entered into a settlement agreement and release with the insurance carriers involved in the lawsuit, pursuant to which (i) CRRM received settlement proceeds of $31 million, (ii) the parties mutually released each other from all claims relating to the flood and crude oil discharge and (iii) all pending appeals have been dismissed. Of the settlement proceeds received, $27 million were recorded as a flood insurance recovery in the condensed consolidated statements of operations for the nine months ended September 30,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

2015. The remaining $4 million of settlement proceeds reduced CVR Refining's $4 million receivable related to this matter which was included in other assets as of December 31, 2014.
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
As previously reported, the petroleum and nitrogen fertilizer businesses are party to, or otherwise subject to administrative orders and consent decrees with federal, state and local environmental authorities, as applicable, addressing corrective actions under RCRA, the Clean Air Act and the Clean Water Act. The petroleum business also is subject to (i) the Mobile Source Air Toxic II ("MSAT II") rule which requires reductions of benzene in gasoline; (ii) the Renewable Fuel Standard ("RFS"), which requires refiners to either blend "renewable fuels" in with their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending; and (iii) "Tier 3" gasoline sulfur standards. Except as otherwise described below, there have been no new developments or material changes to the environmental accruals or expected capital expenditures related to compliance with the foregoing environmental matters from those provided in our 2014 Form 10-K and the 2015 Form 10-Qs. CRRM, CRNF, CRCT, WRC and CRT each believe it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described or referenced herein or other EHS matters which may develop in the future will not have a material adverse effect on our Energy segment's business, financial condition, or results of operations.
As of September 30, 2015 and December 31, 2014, our Energy segment had environmental accruals of $3 million and $1 million, respectively. CVR's management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, CVR's management believes that the accruals established for environmental expenditures are adequate.
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended September 30, 2015 and 2014, capital expenditures were $9 million and $23 million, respectively, and were incurred for environmental compliance and efficiency of the operations. For the nine months ended September 30, 2015 and 2014, environmental compliance and efficiency capital expenditures were $27 million and $83 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

The cost of RINs for the three months ended September 30, 2015 and 2014 was $19 million and $19 million, respectively, and for the nine months ended September 30, 2015 and 2014, the cost of RINs were $93 million and $82 million, respectively. As of September 30, 2015 and December 31, 2014, the petroleum business' biofuel blending obligation was $21 million and $52 million, respectively, which was recorded in accrued expenses and other liabilities on the condensed consolidated balance sheets.
Metals
Environmental Matters
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $28 million and $28 million at September 30, 2015 and December 31, 2014, respectively. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.
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
PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  In addition, PSC Metals' Knoxville location was the subject of investigations by the State of Tennessee under the federal Superfund law. These investigations were performed by the State of Tennessee pursuant to a contract with the EPA. PSC Metals is exploring a potential settlement of the matter. Currently, PSC Metals cannot assess the impact of any cost or liability associated with these investigations. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of September 30, 2015 and December 31, 2014. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
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
Railcar
On October 24, 2014, ARI filed a complaint in United States District Court for the Southern District of New York against Gyansys, Inc. ("Gyansys"). The complaint asserts a claim against Gyansys for breaching its contract with ARI to implement an enterprise resource planning system. ARI seeks to recover monetary damages in an amount still to be determined, but which

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

ARI alleged exceeds $25 million. Gyansys filed a response to the suit denying its responsibility. It also counterclaimed against ARI for a breach of contract and wrongful termination, seeking damages in excess of $10 million and equitable relief. At this time, ARI does not have sufficient information to reasonably form an estimate of the potential outcome (gain or loss) of this litigation. On September 9, 2015, the court denied ARI's motion to dismiss the wrongful termination counterclaim. However, ARI continues to believe that Gyansys' counterclaims lack merit and will continue to vigorously defend against these counterclaims.
Other Matters
Pension Obligations
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 88.8% of Icahn Enterprises' outstanding depositary units as of September 30, 2015. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. As a result of our ownership of more than 80% in our subsidiaries, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. ACF and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of September 30, 2015 and December 31, 2014. If the plans were voluntarily terminated, they would be underfunded by approximately $623 million and $474 million as of September 30, 2015 and December 31, 2014, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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
Icahn Enterprises
Distribution
On October 30, 2015, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

the election of each depositary unit holder and will be paid on or about December 24, 2015 to depositary unit holders of record at the close of business on November 16, 2015. Depositary unit holders have until December 8, 2015 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 10 consecutive trading days ending December 22, 2015. No fractional depositary units will be issued pursuant to the dividend payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
Automotive
On October 7, 2015, Federal-Mogul reached an agreement to sell a manufacturing location in France within its Powertrain business subject to certain customary closing conditions. The sale is expected to close in early 2016. Due to certain liabilities and capital requirements related to the sale of this business, Federal-Mogul may be required to contribute cash to the business in connection with any disposition. Federal-Mogul’s potential future cash outlay is not expected to be more than $15 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2015 (this "Report").
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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of September 30, 2015. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 10, "Debt," to the condensed consolidated financial statements, and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned 114,551,382, or approximately 88.8%, of Icahn Enterprises' outstanding depositary units as of September 30, 2015.
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

Results of Operations
Consolidated Financial Results
Icahn Enterprises
The following table summarizes total revenues, net income (loss) and net income (loss) attributable to Icahn Enterprises for each of our reporting segments and the Holding Company for each of the three and nine months ended September 30, 2015 and 2014.

	Revenues		Net (Loss) Income		Net (Loss) Income Attributable to Icahn Enterprises
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
Investment	$(917)	$(444)	$(1,041)	$(568)	$(479)	$(270)
Automotive	1,987	1,890	(10)	(1)	(11)	2
Energy	1,422	2,309	89	11	50	3
Metals	92	187	(8)	(3)	(8)	(3)
Railcar	222	182	54	44	35	29
Gaming	220	220	17	13	12	8
Mining	11	—	(7)	—	(6)	—
Food Packaging	81	94	(4)	2	(3)	1
Real Estate	42	27	24	3	24	3
Home Fashion	49	48	(1)	4	(1)	4
Holding Company	3	(91)	(53)	(132)	(53)	(132)
	$3,212	$4,422	$(940)	$(627)	$(440)	$(355)

	Revenues		Net (Loss) Income		Net (Loss) Income Attributable to Icahn Enterprises
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
Investment	$355	$803	$(263)	$467	$(119)	$236
Automotive	5,876	5,524	—	28	(4)	21
Energy	4,408	7,440	347	350	181	185
Metals	304	564	(22)	(13)	(22)	(13)
Railcar	655	614	154	127	98	80
Gaming	615	610	33	52	23	35
Mining	16	—	(13)	—	(10)	—
Food Packaging	254	260	2	2	1	1
Real Estate	103	77	55	16	55	16
Home Fashion	148	137	(3)	3	(3)	3
Holding Company	(27)	(238)	(267)	(459)	(267)	(459)
	$12,707	$15,791	$23	$573	$(67)	$105

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
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. As of September 30, 2015 and December 31, 2014, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates was approximately $4.9 billion and $4.8 billion, respectively, representing approximately 54% and 53%, respectively, of the Investment Funds' assets under management.
Our Interests in the Investment Funds
As of September 30, 2015 and December 31, 2014, we had investments with a fair market value of approximately $4.2 billion and $4.3 billion, respectively, in the Investment Funds.
Our share of the Investment Funds' net (loss) income through our interests in the Investment Funds was $(479) million and $(270) million for three months ended September 30, 2015 and 2014, and $(119) million and $236 million for the nine months ended September 30, 2015 and 2014, respectively.
Returns
The following table sets forth performance information for the Investment Funds for the comparative periods presented. These returns represent a weighted-average composite of the average returns, net of expenses for the Investment Funds.

	Returns
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment Funds	-10.3%	-5.3%	-2.8%	4.4%
Performance Attribution
The following table sets forth the performance attribution for the Investment Funds for the comparative periods presented.

	Performance Attribution
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Long positions	-24.5%	-6.4%	-13.8%	11.5%
Short positions	13.6%	0.6%	12.3%	-6.7%
Other	0.6%	0.5%	-1.3%	-0.4%
	-10.3%	-5.3%	-2.8%	4.4%

Three Months Ended September 30, 2015 and 2014
The Investment Funds' aggregate return was -10.3% for the three months ended September 30, 2015.  During the third quarter of 2015, the Investment Funds' performance was driven by losses in long equity positions, primarily in a few of their largest core holdings. This was offset in part by gains in the Investment Fund's short equity exposure, including broad hedges, as equity markets declined.
The Investment Funds' aggregate return was -5.3% for the three months ended September 30, 2014.  During the third quarter of 2014, the Investment Funds' losses were driven by their long equity positions, primarily in a few of their largest core holdings.
Nine Months Ended September 30, 2015 and 2014
The Investment Funds' aggregate return was -2.8% for the nine months ended September 30, 2015.  During the first nine months of 2015, the Investment Funds' performance was driven by losses in long equity positions, primarily in a few of their largest core holdings. This was offset in part by gains in the Investment Fund's short equity exposure, including broad hedges, as equity markets declined. The losses for the nine months ended September 30, 2015 were principally the result of the Investment Funds' losses during the third quarter of 2015, partially offset by the Investment Funds' gains during the first half 2015.
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
From inception in November 2004 through September 30, 2015, the Investment Funds' gross return was approximately 221%, representing an annualized rate of return of approximately 11%.

Automotive

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net sales	$1,980	$1,871	$5,831	$5,522
Cost of goods sold	1,660	1,609	4,950	4,689
Gross margin	$320	$262	$881	$833
We conduct our Automotive segment through our majority ownership in Federal-Mogul Holdings Corporation's ("Federal-Mogul") and wholly owned subsidiary, IEH Auto Parts Holding LLC ("IEH Auto"), which acquired substantially all of the auto parts assets in the United States of Uni-Select, Inc. through an acquisition that was consummated during the second quarter of 2015.  See Note 2, "Operating Units - Automotive," for further discussion of this acquisition. Intercompany transactions between Federal-Mogul and IEH Auto have been eliminated in consolidation and the discussion below are net of eliminations.
IEH Auto is a leading automotive parts distributor for domestic and imported vehicles and has 35 distribution centers and satellite locations and 242 corporate-owned parts stores in the United States and supports a network of more than 2,000 independent parts stores. IEH Auto operates independently of Federal-Mogul.
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
Federal-Mogul is a leading global supplier of a broad range of components, accessories and systems to the automotive, small engine, heavy-duty, marine, railroad, agricultural, off-road, aerospace and energy, industrial and transport markets, including customers in both the original equipment manufacturers and servicers (“OE”) market and the replacement market (“aftermarket”). Federal-Mogul’s customers include the world’s largest automotive OEs and major distributors and retailers in the independent aftermarket. Geographically, Federal-Mogul derived 38% of its net sales in the United States and 62% internationally during the nine months ended September 30, 2015. Federal-Mogul has operations in established markets including Australia, Belgium, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Morocco, Poland, Romania, Russia, South Africa and Thailand. The attendant risks of Federal-Mogul's international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.
On September 3, 2014, Federal-Mogul announced its plan to separate its Powertrain and Motorparts businesses into two independent, publicly-traded companies serving the global original equipment and aftermarket industries. The planned separation may be implemented through a tax-free distribution of Federal-Mogul’s Motorparts business to shareholders of Federal-Mogul Holdings Corporation. Completion of the transaction is subject to customary conditions, including among others, Federal-Mogul’s receipt of an IRS ruling or opinion of counsel to the effect that the distribution will qualify as a transaction that is generally tax-free for U.S. Federal Income tax purposes; as well as effectiveness of a Form 10 Registration Statement to be filed with the SEC.
On February 24, 2015, Federal-Mogul announced that it would defer the previously announced spin-off of its Motorparts business to allow for the integration of its recently completed brake component, chassis and valvetrain acquisitions and to recognize the benefits of the strategic initiatives in its Motorparts business. Federal-Mogul's board of directors intends to revisit the timing of the spin-off prior to the end of December 31, 2015.  Meanwhile Federal-Mogul will continue to operate as two separate, independent businesses. No assurances can be given regarding the ultimate timing of the separation, that it will be tax free or that it will be consummated.
Three Months Ended September 30, 2015 and 2014
Net sales for our Automotive segment for the three months ended September 30, 2015 as compared to the comparable prior year period increased by $109 million (6%) (net of certain intercompany activity), of which $173 million is attributable to the acquisition of IEH Auto that was completed during the second quarter of 2015, offset by a decrease in net sales of $64 million attributable to Federal-Mogul.
Federal-Mogul was negatively impacted by the strengthening of the U.S. dollar against several global currencies which resulted in an unfavorable foreign currency impact of $174 million. Excluding the impact of foreign currency, sales volumes increased by $110 million. This sales growth is comprised of an increase in Federal-Mogul's Powertrain business' external sales of $96 million, reflecting the inclusion of the TRW Automotive Holdings Corp.'s ("TRW") engine components business’ engine valve business as well as an increase in volume for the quarter. External sales in Federal-Mogul's Motorparts business increased by $14 million (net of intercompany eliminations).
Federal-Mogul's Powertrain business generated approximately 67% of its sales outside of the United States and the resulting currency movements decreased sales by $106 million. Therefore, on a constant dollar basis, external sales increased 10% compared to the third quarter of 2014. The increase in Federal-Mogul's Powertrain’s sales reflects the inclusion of the acquisition of certain assets of the TRW engine components business, which closed during the first and third quarters of 2015, increasing sales by $96 million. This includes the impact of customer decreases of $7 million. When excluding the impact of sales from Federal-Mogul's TRW engine component valve acquisition, sales in North America decreased by 1%, while light vehicle production increased by 6% and commercial vehicle production decreased by 2%. In Europe, the Middle East and Africa ("EMEA"), sales decreased by 1% compared to a 6% increase in both light and commercial vehicle production. Federal-Mogul's Powertrain sales in the rest of the world ("ROW") decreased by 9% compared to a 4% decrease in light vehicle production and a decrease in commercial vehicle production of a 10% decrease in commercial vehicle production.
Excluding the unfavorable currency impact of $68 million, Federal-Mogul's Motorparts' external sales increased by $14 million (net of intercompany eliminations). This increase was primarily due to additional sales related to Federal-Mogul's Honeywell braking and Affinia chassis component acquisitions. On a comparable basis, excluding the impact of foreign exchange, Federal-Mogul's Motorparts' sales in North America was flat while sales in EMEA increased by 2%, primarily driven by an increase in OE sales partially offset by slightly lower sales in the aftermarket. On a comparable basis, excluding the impact of foreign exchange, sales in ROW increased by 16%, primarily due to increased aftermarket sales in China, up 30%, and India, up 15%, driven by product line and customer expansion.
The IEH Auto acquisition contributed $173 million in net sales for the three months ended September 30, 2015. IEH Auto is a service organization engaged in the distribution of automotive aftermarket parts. Through its locations, IEH Auto sells predominantly to commercial aftermarket customers in the do-it-for-me ("DIFM") market as well as the retail and do-it-yourself ("DIY") customers.

Cost of goods sold for our Automotive segment for the three months ended September 30, 2015 as compared to the comparable prior year period increased by $51 million (3%). The increase was primarily due to an increase in sales volumes in Federal-Mogul's Powertrain and Motorparts businesses, reflecting the inclusion of its TRW Automotive Holdings Corp.'s ("TRW) engine component businesses as well as the inclusion of the IEH Auto acquisition.
Gross margin for our Automotive segment for the three months ended September 30, 2015 increased by $58 million (22%) as compared to the comparable prior year period. Gross margin was 16% and 14% of net sales for the three months ended September 30, 2015 and 2014, respectively. The increase in gross margin as a percentage of net sales over the respective periods was due to favorable material and services sourcing savings, coupled with favorable customer pricing, offset in part by unfavorable currency impact and strategic initiative costs in Federal-Mogul's Motorparts business.
Nine Months Ended September 30, 2015 and 2014
Net sales for our Automotive segment for the nine months ended September 30, 2015 as compared to the comparable prior year period increased by $309 million (6%) (net of certain intercompany activity), of which $233 million is attributable to the acquisition of IEH Auto during the second quarter of 2015 and $76 million is attributable to Federal-Mogul.
Federal-Mogul's net sales were negatively impacted by the strengthening of the U.S. dollar against several global currencies which resulted in an unfavorable foreign currency impact of $510 million. Excluding the impact of foreign currency, Federal-Mogul's sales volumes increased by $586 million, net of customer price reductions of $6 million. This sales growth is comprised of an increase in Federal-Mogul's Powertrain business' external sales of $332 million, reflecting the inclusion of its TRW Automotive Holdings Corp.'s ("TRW") engine components business’ engine valve business as well as an increase in volume for the quarter. External sales in Federal-Mogul's Motorparts business increased by $254 million (net of intercompany eliminations), driven primarily by the acquisition of the Affinia Group Inc. ("Affinia"), the acquisition of Honeywell International Inc.'s ("Honeywell") brake component business.
Federal-Mogul's Powertrain business generated approximately 69% of its sales outside of the United States and the resulting currency movements decreased sales by $332 million. Therefore, on a constant dollar basis, Federal-Mogul's Powertrain external sales increased 12% compared to the same period in 2014. The increase in Federal-Mogul's Powertrain’s sales reflects the inclusion of the acquisition of certain assets of the TRW engine components business, which during the first and third quarters of 2015, as well as increases in volume which together, increased sales by $332 million. This includes the impact of customer price decreases of $23 million. When excluding the impact of sales from the acquisition of certain assets of Federal-Mogul's TRW engine components business, sales in North America increased by 1%, while light vehicle production and commercial vehicle production increased by 4% and 8%, respectively. In EMEA, Federal-Mogul's Powertrain sales increased by 2% compared to a 5% increase in light vehicle production and a 6% increase in commercial vehicle production. Federal-Mogul's Powertrain sales in ROW decreased by 1% compared to a 2% decrease in light vehicle production and a decrease in commercial vehicle production of 18%.
Excluding the unfavorable currency impact of $178 million, Federal-Mogul's Motorparts' external sales increased by $254 million (net of intercompany eliminations). This increase was primarily due to additional sales related to Federal-Mogul's Honeywell braking and Affinia chassis component acquisitions. On a comparable basis, excluding foreign exchange and the impact of acquisitions, Federal-Mogul's Motorparts' sales in North America increased by 1% and EMEA sales decreased by 2%. Federal-Moguls' Motorparts' sales in ROW increased by 30%, primarily due its Honeywell acquisition as well as continued growth in the China and India aftermarket businesses driven by product line and customer expansion.
The IEH Auto acquisition contributed $233 million in net sales for the period June 1, 2015 through September 30, 2015. IEH Auto is a service organization engaged in the distribution of automotive aftermarket parts. Through its locations, IEH Auto sells predominantly to commercial aftermarket customers in the DIFM market as well as the retail and DIY customers.
Cost of goods sold for our Automotive segment for the nine months ended September 30, 2015 as compared to the comparable prior year period increased by $261 million (6%). The increase was primarily due to an increase in sales volumes in both Federal-Mogul's Powertrain and Motorparts businesses, reflecting the inclusion of the acquisitions of the TRW engine component business, the Affinia chasis business as well as the Honeywell brake component business. In addition, cost of goods sold increased due to the inclusion of the IEH Auto acquisition.
Gross margin for our Automotive segment for the nine months ended September 30, 2015 increased by $48 million (6%) as compared to the comparable prior year period. Gross margin was 15% and 15% of net sales for the nine months ended September 30, 2015 and 2014, respectively.

Energy

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net Sales:
Petroleum	$1,362	$2,215	$4,214	$7,057
Fertilizer	49	67	223	224
Eliminations	(2)	(2)	(15)	(13)
	$1,409	$2,280	$4,422	$7,268
Cost of Goods Sold:
Petroleum	$1,215	$2,203	$3,686	$6,707
Fertilizer	57	51	168	163
Eliminations	(2)	(3)	(15)	(14)
	$1,270	$2,251	$3,839	$6,856
Gross Margin:
Petroleum	$147	$12	$528	$350
Fertilizer	(8)	16	55	61
Eliminations	—	1	—	1
	$139	$29	$583	$412
The following table provides a reconciliation of our Energy segment's petroleum business' gross margin to refining margin and refining margin adjusted for FIFO impacts for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except barrels metrics)
Net sales	$1,362	$2,215	$4,214	$7,057
Cost of goods sold	1,215	2,203	3,686	6,707
Gross margin	147	12	528	350
Add back:
Direct operating expenses	98	105	273	297
Major scheduled turnaround expenses	15	6	17	6
Flood insurance recovery	—	—	(27)	—
Depreciation and amortization	38	38	122	114
Refining margin	298	161	913	767
FIFO impacts, unfavorable	46	52	34	6
Refining margin adjusted for FIFO impacts	$344	$213	$947	$773

Gross margin per barrel	$7.98	$0.74	$9.47	$6.52
Refining margin per barrel	16.17	9.96	16.38	14.29
Refining margin per barrel adjusted for FIFO impacts	18.65	13.16	16.98	14.40

Total crude oil throughput (barrels per day)	200,156	176,367	204,177	196,680
CVR Energy, Inc.'s ("CVR") Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. CVR's filings with the SEC are available on the SEC's website at www.sec.gov.

As of September 30, 2015, we owned 82% of the total outstanding common stock of CVR. In addition, as of September 30, 2015, we owned approximately 4.0% of the total outstanding common stock of CVR Refining, LP ("CVR Refining").
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
Recent Developments
As further discussed in Note 2, "Operating Units - Energy," on August 9, 2015, CVR Partners entered into an Agreement and Plan of Merger (the "Merger Agreement") with Rentech Nitrogen Partners, L.P. ("Rentech Nitrogen") and Rentech Nitrogen GP, LLC ("Rentech Nitrogen GP"), pursuant to which CVR Partners would acquire Rentech Nitrogen and Rentech Nitrogen GP by merging two newly-created direct wholly owned subsidiaries of CVR Partners with and into those entities with Rentech Nitrogen and Rentech Nitrogen GP continuing as surviving entities and wholly owned subsidiaries of CVR Partners (together, the "Mergers"). In accordance with US GAAP, our Energy segment anticipates accounting for the mergers as an acquisition of a business with CVR Partners as the acquirer. The completion of the Mergers is subject to satisfaction or waiver of certain closing conditions.
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
The EPA is required by statute to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. Despite the statutory deadline, the EPA has not yet determined and published the final applicable annual renewable fuel percentage standards for compliance year 2014 or 2015.
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
The cost of RINs for each of the three months ended September 30, 2015 and 2014 was $19 million and for the nine months ended September 30, 2015 and 2014 was $93 million and $82 million, respectively. The current and future cost of RINs for our Energy segment's petroleum business will be more accurately defined following the EPA's publication of the final volumes, expected by November 30, 2015. The future cost of RINs for our Energy segment's petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of our Energy segment's petroleum business' petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from quarter to quarter. Based upon recent market prices of RINs and current estimates related to the other variable factors, our Energy segment's petroleum business currently estimates that the total cost of RINs will be approximately $100 million to $125 million for the year ending December 31, 2015.
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
Three Months Ended September 30, 2015 and 2014
Net sales for the petroleum business, before eliminations, for the three months ended September 30, 2015 decreased to approximately $1.4 billion from approximately $2.2 billion for the three months ended September 30, 2014. The decrease in net sales for the petroleum business was largely the result of lower sales prices for the petroleum business' transportation fuels and by-products, partially offset by an increase in sales volumes. For the three months ended September 30, 2015, CVR's petroleum business sold approximately 10.3 million and 8.2 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $1.72 and $1.60, respectively. For the three months ended September 30, 2014, CVR's petroleum business sold approximately 9.6 million and 8.3 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.69 and $2.85, respectively.
Net sales for the fertilizer business, before eliminations, for the three months ended September 30, 2015 decreased to $49 million from $67 million for the three months ended September 30, 2014. The decrease in net sales for the fertilizer business was primarily due to decreases in sales volume and price of UAN. The UAN sales volume decrease was primarily attributable to decreased production due to the 2015 turnaround and the Linde air separation unit related downtime during the three months ended September 30, 2015 as compared to the corresponding prior year period. For the three months ended September 30, 2015, CVR sold 174,488 and 7,811 tons of UAN and ammonia, respectively, with a sales price per ton of $257 and $488, respectively. For the three months ended September 30, 2014, CVR sold 220,347 and 6,151 tons of UAN and ammonia, respectively, with a sales price per ton of $285 and $536, respectively. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 62.2%, 57.8% and 56.7%, respectively, for the three months ended September 30, 2015 and 94.6%, 92.0% and 89.2% for the three months ended September 30, 2014. Excluding the impact of the full facility turnaround and the Linde air separation unit outages, the on-stream factors would have been 100.0% for gasifier, 97.3% for ammonia and 96.2% for UAN for the three months ended September 30, 2015.
Cost of goods sold for the petroleum business for the three months ended September 30, 2015 and 2014 was approximately $1.2 billion and $2.2 billion, respectively. Cost of goods sold for the petroleum business includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs, transportation distribution costs, costs associated with the actual operations of CVR's refineries (such costs are collectively referred to as "direct operating expenses") such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance and labor and environmental compliance costs. In addition, cost of goods sold includes depreciation and amortization.
The decrease in cost of sales for the petroleum business was primarily due to a decrease in cost of consumed crude oil and products purchased for resale. The average cost per barrel of crude oil consumed for the three months ended September 30, 2015 was $46.64 compared to $97.44 for the comparable period of 2014, a decrease of approximately 52%. The decrease in purchased products for resale was primarily driven by additional purchases in the prior year as a result of the Coffeyville refinery shutdown following the isomerization unit fire during the three months ended September 30, 2014. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the three months ended September 30, 2015, the petroleum business had an unfavorable FIFO inventory impact of $46 million compared to an unfavorable FIFO inventory impact of $52 million for the comparable prior year period.
Refining margin per barrel of crude oil throughput increased to $16.17 for the three months ended September 30, 2015 from $9.96 for the three months ended September 30, 2014. Refining margin adjusted for FIFO impact increased to $18.65 per crude oil throughput barrel for the three months ended September 30, 2015 from $13.16 per crude oil throughput barrel for the three months ended September 30, 2014. Gross margin per barrel increased to $7.98 for the three months ended September 30, 2015 as compared to gross margin per barrel of $0.74 in the comparable prior year period. The increase in refining margin and gross margin per barrel was primarily due to a stronger spread between crude oil and transportation fuel prices and an increase in the gasoline basis over the comparable prior year period.
The fertilizer business' cost of goods sold for the three months ended September 30, 2015 increased to $57 million from $51 million the comparable prior year period. The increase was primarily due to higher turnaround expenses. Cost of goods sold for the fertilizer business is primarily comprised of pet coke expense, freight expense, distribution expense, purchased ammonia costs, direct operating expenses and depreciation and amortization.
Nine Months Ended September 30, 2015 and 2014
Net sales for the petroleum business, before eliminations, for the nine months ended September 30, 2015 decreased to approximately $4.2 billion from $7.1 billion for the nine months ended September 30, 2014. The decrease in net sales for the petroleum business was largely the result of lower sales prices for the petroleum business' transportation fuels and by-products, partially offset by a slight increase in sales volumes. For the nine months ended September 30, 2015, CVR's petroleum business sold approximately 31.4 million and 25.5 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $1.69 and $1.70, respectively. For the nine months ended September 30, 2014, CVR's petroleum business sold approximately 29.8 million and 26.4 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $2.74 and $2.94, respectively.
Net sales for the fertilizer business, before eliminations, for the nine months ended September 30, 2015 decreased to $223 million from $224 million for the nine months ended September 30, 2014. The decrease in net sales for the fertilizer business was primarily due to lower sales volume and price of UAN, partially offset by higher ammonia sales volumes. For the nine months ended September 30, 2015, CVR sold 698,818 and 26,939 tons of UAN and ammonia, respectively, with a sales price per ton of $284 and $540, respectively. For the nine months ended September 30, 2014, CVR sold 714,233 and 14,452 tons of UAN and ammonia, respectively, with a sales price per ton of $292 and $522, respectively. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 87.1%, 83.7% and 83.6%, respectively, for the nine months ended September 30, 2015 and 95.8%, 90.7% and 90.7% for the nine months ended September 30, 2014.
Cost of goods sold for the petroleum business for the nine months ended September 30, 2015 and 2014 was approximately $3.7 billion and $6.7 billion, respectively. Cost of goods sold for the petroleum business includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs, transportation distribution costs, costs associated with the actual operations of CVR's refineries (such costs are collectively referred to as "direct operating expenses") such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance and labor and environmental compliance costs. In addition, cost of goods sold includes depreciation and amortization.
The decrease in cost of sales for the petroleum business was primarily due to a decrease in cost of consumed crude oil and products purchased for resale. The average cost per barrel of crude oil consumed for the nine months ended September 30, 2015 was $49.66 compared to $98.50 for the comparable period of 2014, a decrease of approximately 50%. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the nine months ended September 30, 2015, the petroleum business had an unfavorable FIFO inventory impact of $34 million compared to an unfavorable FIFO inventory impact of $6 million for the corresponding prior year period.
Refining margin per barrel of crude oil throughput increased to $16.38 for the nine months ended September 30, 2015 from $14.29 for the nine months ended September 30, 2014. Refining margin adjusted for FIFO impact increased to $16.98 per crude oil throughput barrel for the nine months ended September 30, 2015 from $14.40 per crude oil throughput barrel for the nine months ended September 30, 2014. Gross margin per barrel increased to $9.47 for the nine months ended September 30, 2015 as compared to gross margin per barrel of $6.52 in the corresponding prior year period. The increase in refining margin and gross margin per barrel was primarily due to a stronger spread between crude oil and transportation fuel prices and an increase in the gasoline basis over the comparable prior year period.
The fertilizer business' cost of goods sold for the nine months ended September 30, 2015 and 2014 was $168 million and $163 million, respectively. The increase was primarily due to higher turnaround expenses. Cost of goods sold for the fertilizer business is primarily comprised of pet coke expense, freight expense, distribution expense, purchased ammonia costs, direct operating expenses and depreciation and amortization.

Metals

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net sales	$92	$186	$301	$563
Cost of goods sold	102	188	328	571
Gross margin	$(10)	$(2)	$(27)	$(8)
Summarized ferrous tons and non-ferrous pounds sold for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in 000s)
Ferrous tons sold	232	319	671	935
Non-ferrous pounds sold	27,404	38,473	94,085	115,695
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the U.S. and other global markets. Ferrous and non-ferrous scrap have been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.
Three Months Ended September 30, 2015 and 2014
Net sales for the three months ended September 30, 2015 decreased by $94 million (51%) as compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes and market prices of ferrous and non-ferrous for the three months ended September 30, 2015 as compared to the comparable prior year period.
Ferrous shipments decreased by 87,000 gross tons (27%) while the average price decreased by $136 per gross ton (37%) during the three months ended September 30, 2015 as compared to the comparable prior year period. The shipment decrease was primarily attributable to reduced demand from domestic steel mills due to increasing steel imports and to declines in the oil and gas market sector. A certain third-party report indicated that domestic steel output was 9% lower for the three months ended September 30, 2015 as compared to the corresponding prior year period. In addition to lower domestic steel output, falling iron ore prices and an influx of imported scrap, attributed partially to a strong dollar, also contributed to lower demand and pricing for ferrous scrap. Lower ferrous market prices in the third quarter of 2015 continued to negatively impact the availability of feedstock.
Non-ferrous shipment volumes decreased by 11.1 million pounds (29%) and average selling prices for non-ferrous decreased $0.24 per pound (26%) during the three months ended September 30, 2015 as compared to the corresponding prior year period primarily due to weaker global demand and pricing.
Cost of goods sold for the three months ended September 30, 2015 decreased by $86 million (46%) compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes, lower material costs and lower processing costs. Gross margin as a percentage of net sales was a loss of 11% and 1% for the three months ended September 30, 2015 and 2014, respectively. While material margin as a percentage of net sales improved during the three months ended September 30, 2015 as compared to the comparable prior year period, reflecting improved buying efforts, this was offset by increased processing costs as a percentage of net sales due to decrease in sales volumes over the respective periods.
Nine Months Ended September 30, 2015 and 2014
Net sales for the nine months ended September 30, 2015 decreased by $262 million (47%) compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes and market prices of ferrous and non-ferrous for the nine months ended September 30, 2015 as compared to the corresponding prior year period.
Ferrous shipments decreased by 264,000 gross tons (28%) while the average price decreased by $127 per gross ton (34%) during the nine months ended September 30, 2015 as compared to the comparable prior year period. The shipment decrease was attributable to reduced demand from domestic steel mills, low iron ore pricing, an influx of imported scrap, and the negative impact of lower prices on the availability of feedstock.
Non-ferrous shipment volumes decreased by 21.6 million pounds (19%) and average selling prices for non-ferrous decreased $0.16 per pound (18%) during the nine months ended September 30, 2015 as compared to the prior year period, primarily due to weaker global market demand and pricing. Of the total year-on-year non-ferrous shipment volume decrease, 7.2 million pounds (33%) was attributed to the closing of an aluminum ingot tolling operation during the first quarter of 2014.
Cost of goods sold for the nine months ended September 30, 2015 decreased by $243 million (43%) compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes, lower material costs and lower processing costs. Gross margin as a percentage of net sales was a loss of 9% and 1% for the nine months ended September 30, 2015 and 2014, respectively. While material margin as a percentage of net sales improved during the nine months ended September 30, 2015 as compared to the comparable prior year period, reflecting improved buying efforts, this was offset by increased processing costs as a percentage of net sales due to decrease in sales volumes over the respective periods. Our Metals segment has expended considerable effort to bring costs in line with lower volumes and market pricing.

Railcar

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net Sales/Other Revenues From Operations:
Manufacturing	$231	$272	$805	$758
Railcar Leasing	116	96	336	268
Railcar Services	18	17	55	51
Eliminations	(147)	(203)	(548)	(461)
	$218	$182	$648	$616
Cost of Goods Sold/Other Expenses From Operations:
Manufacturing	$174	$196	$603	$561
Railcar Leasing	47	38	139	113
Railcar Services	14	14	43	41
Eliminations	(115)	(149)	(426)	(342)
	$120	$99	$359	$373
Gross Margin:
Manufacturing	$57	$76	$202	$197
Railcar Leasing	69	58	197	155
Railcar Services	4	3	12	10
Eliminations	(32)	(54)	(122)	(119)
	$98	$83	$289	$243

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
The North American railcar market has been, and we expect it to continue to be, highly cyclical. Inquiries for hopper railcars servicing various commodities in the non-energy-related markets are steady and our Railcar segment continues to see inquiries for pressure and general service tank railcars. In contrast, demand for railcars servicing the energy markets, including tank railcars for crude service and hopper railcars for sand service, remains uncertain given the recent volatility in oil prices, as well as the May 2015 release of regulations related to tank railcars in the U.S. and Canada.
Our Railcar segment continues to maintain its focus on the core of its business - tank and hopper railcar manufacturing. Our Railcar segment believes efforts to increase flexibility at its plants will position it to meet any increase in demand for new railcars, as well as retrofit and maintenance work to existing railcars that may result from the recently released regulations for tank railcars. Our Railcar segment cannot assure you of the impact of this regulatory change affecting the North American railcar industry or its business.
Railcar shipments for the three months ended September 30, 2015 were 1,908 railcars, including 1,163 railcars to leasing customers, as compared to 2,151 railcars for the comparable prior year period, including 1,919 railcars to leasing customers.
Railcar shipments for the nine months ended September 30, 2015 were 6,973 railcars, including 4,696 railcars to leasing customers, as compared to 5,901 railcars for the comparable prior year period, including 3,639 railcars to leasing customers.
As of September 30, 2015, our Railcar segment had a backlog of 7,936 railcars, including 1,181 railcars for lease customers. In response to changes in customer demand, our Railcar segment continues to adjust production rates at its railcar manufacturing facilities.

Three Months Ended September 30, 2015 and 2014
Total manufacturing revenues, before elimination of estimated railcar sales to our Railcar segment's leasing business, for the three months ended September 30, 2015 decreased by $41 million (15)% as compared to the comparable prior year period. The decrease was primarily due to a lower quantity of tank railcars shipped for lease, partially offset by a higher quantity of hopper railcars for lease.
Gross margin from manufacturing operations, before eliminations relating to railcar sales to our Railcar segment's leasing business, for the three months ended September 30, 2015 decreased to $57 million from $76 million as compared to the prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues decreased to 25% for the three months ended September 30, 2015 from 28% for the corresponding prior year period. The decrease in the gross margin percentage over the respective period was primarily due to higher mix of hopper railcars that generally sell at lower prices than tank railcars due to less material and labor content.
Railcar leasing revenues increased for the three months ended September 30, 2015 as compared to the corresponding prior year period due to an increase in number of railcars leased to customers and an increase in the average lease rate. The lease fleet grew from 38,756 railcars at September 30, 2014 to 44,608 railcars at September 30, 2015.
Nine Months Ended September 30, 2015 and 2014
Total manufacturing revenues, before elimination of estimated railcar sales to our Railcar segment's leasing business, for the nine months ended September 30, 2015 increased by $47 million (6%) over the comparable prior year period. The increase was primarily due to a higher quantity of hopper railcars shipped for lease, partially offset by a lower quantity of tank railcars for lease.
Gross margin from manufacturing operations, before eliminations relating to railcar sales to our Railcar segment's leasing business, for the nine months ended September 30, 2015 increased to $202 million from $197 million as compared to the prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues was 25% and 26% for the nine months ended September 30, 2015 and 2014, respectively. The slight decrease in the gross margin percentage over the respective period was primarily due to a higher mix of hopper railcars that generally sell at lower prices than tank railcars due to less material and labor content.
Railcar leasing revenues increased for the nine months ended September 30, 2015 as compared to the corresponding prior year period due to an increase in number of railcars leased to customers and an increase in the average lease rate. The lease fleet grew from 38,756 railcars at September 30, 2014 to 44,608 railcars at September 30, 2015.

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
Three Months Ended September 30, 2015 and 2014
Our Gaming segment's net casino revenues decreased for the three months ended September 30, 2015 as compared to the comparable prior year period primarily due to the sale of the River Palms property in Laughlin, Nevada in 2014 and lower slot volumes in properties located in the central and west regions, offset in part by a reduction in promotional gaming credits redeemed in properties located in all regions, as further discussed below.
Net revenues from Tropicana Casino and Resort, Atlantic City (“Tropicana AC”) comprise approximately 44% and 42% of our Gaming segment's net revenues for the three months ended September 30, 2015 and 2014, respectively. Based on market data, the Atlantic City market experienced year-over-year declines in gross casino win of 5.4% for the three months ended September 30, 2015, due primarily to the closure of four casino properties in Atlantic City during 2014; a comparison of year-over-year gross casino win for the remaining eight properties reflects a 3.9% increase in revenues in the Atlantic City market.

Tropicana AC's gross casino win increased 3.9% in the three months ended September 30, 2015 as compared to the corresponding prior year period as a result of increased customer volumes, which is in line with the market increase. In addition, promotional gaming credits redeemed at Tropicana AC were lower by 2.7% as compared to the corresponding prior year period; however, although table games drop increased by 14.7% in the three months ended September 30, 2015 over the comparable prior year period, primarily due to the reduction in the number of operators in the Atlantic City market, the table games hold percentage decreased by 4.2 percentage points, resulting in a 12.2% decrease in table games revenue in the third quarter of 2015 as compared to the corresponding prior year period. As a result, total net casino revenue (after deducting promotional gaming credits) at Tropicana AC increased by 4.2% in the three months ended September 30, 2015 as compared to the corresponding prior year period. Internet gaming revenues, which is included in gross casino win, also increased during the three months ended September 30, 2015 as compared to the comparable prior year period. Several renovation and construction projects at Tropicana AC were completed during the second quarter of 2015, including hotel room and casino floor renovations, boardwalk facade renovations and the opening of a new fitness center.
Revenues from rooms decreased for the three months ended September 30, 2015 as compared to the corresponding prior year period, primarily due to the sale of the River Palms property in 2014, as well as disruption at the MontBleu Casino Resort & Spa ("MontBleu") from an ongoing rooms renovation project which impacted business, partially offset by an increase in the average daily room rate at Tropicana AC.  The average daily room rate and occupancy across all of Tropicana's gaming properties were $94 and 76%, respectively, for the three months ended September 30, 2015 as compared to $88 and 74%, respectively, for the comparable prior year period.
Nine Months Ended September 30, 2015 and 2014
Our Gaming segment's net casino revenues increased for the nine months ended September 30, 2015 as compared to the comparable prior year period primarily due to an increase in consolidated gaming volumes of 4.6%, primarily due to the inclusion of Lumière acquisition in April 2014, coupled with higher gaming volumes at Tropicana AC and Tropicana Laughlin Hotel and Casino ("Tropicana Laughlin"). Tropicana's consolidated gross slot hold percentage was 9.6% and 9.5% for the nine months ended September 30, 2015 and 2014, respectively. Tropicana's consolidated table game hold percentage was 16.5% and 17.7% for the nine months ended September 30, 2015 and 2014, respectively.
Net revenues from Tropicana AC comprise approximately 40% and 41% of our Gaming segment's net revenues for the nine months ended September 30, 2015 and 2014, respectively.  Based on market data, the Atlantic City market experienced year-over-year declines in gross casino win of 8.4% for the nine months ended September 30, 2015, due primarily to the closure of four casino properties in Atlantic City during 2014; a comparison of year-over-year revenues for the remaining eight properties reflects a 4.1% increase in gross casino win in the Atlantic City market. Tropicana AC's gross casino win increased by 4.8% in the nine months ended September 30, 2015 as compared to the corresponding prior year period as a result of increased internet gaming revenues, together with increased customer volumes, offset partially by a 1.3 percentage point decrease in the year-to-date table games hold as compared to the prior year period. Several renovation and construction projects at Tropicana AC were completed during the nine months ended September 30, 2015, including hotel room and casino floor renovations, boardwalk facade renovations and the opening of a new fitness center.
Revenues from rooms increased for the nine months ended September 30, 2015 as compared to the corresponding prior year period, primarily due to increases in both the occupancy and average daily room rates at Tropicana AC and the acquisition of Lumière Place in April 2014, offset in part by decreases in revenues from rooms due to the sale of the River Palms property in 2014, as well as disruption at the MontBleu property from an ongoing rooms renovation project which impacted business.  The average daily room rate and occupancy across all of Tropicana's gaming properties were $86 and 72%, respectively, for the nine months ended September 30, 2015 as compared to $78 and 66%, respectively, for the comparable prior year period.
Mining
As discussed in Note 2, "Operating Units - Mining," we obtained control, and consolidated, the results of Ferrous Resources Limited ("Ferrous Resources") during the second quarter of 2015. Ferrous Resources represents our Mining segment.
For Ferrous Resources, the key performance driver has historically been from demand for raw materials from Chinese steelmakers.  For the three months ended September 30, 2015 and the period June 1, 2015 through September 30, 2015, our Mining segment has been concentrating on sales in its domestic market, Brazil, where the best margins are being captured. During the third quarter of 2015, both domestic and global steel industries continued to show weakness as steel mills' utilization rates have not recovered and iron ore prices remain weak. Our Mining segment expects the remainder of 2015 and the foreseeable future to be challenging for the steel industry as it contends with slowing growth, overcapacity and increased competition.

Net sales for the three months ended September 30, 2015 and the period June 1, 2015 through September 30, 2015 were $12 million and $18 million, respectively. Cost of goods sold for the three months ended September 30, 2015 and the period June 1, 2015 through September 30, 2015 was $14 million and $20 million, respectively.
During the three months ended September 30, 2015 and the period June 1, 2015 through September 30, 2015, our Mining segment focused its sales efforts exclusively within its domestic market, Brazil. During the three months ended September 30, 2015 and the period June 1, 2015 through September 30, 2015, our Mining segment sold 789,981 and 1,108,453 metric tons of iron, respectively, of which 785,408 and 1,086,037 metric tons, respectively, were sold to a single customer, a Brazilian multinational diversified metals and mining corporation and one of the largest logistics operators in Brazil, and 4,572 and 22,415 metric tons, respectively, were sold to other small steel producers. The average sales price for three months ended September 30, 2015 and the period June 1, 2015 through September 30, 2015 was $17.90 and $18.98 per metric ton. Our Mining segment continues to evaluate the best alternatives to sell its products in light of the challenging markets for iron ore. In recent months, the best margins are being captured on sales to our Mining segment's domestic market, Brazil.
Food Packaging
Viskase Companies, Inc. ("Viskase") currently operates nine manufacturing facilities and six distribution centers throughout North America, Europe, South America and Asia and derives approximately 70% of its total net sales from customers located outside the United States.
Three Months Ended September 30, 2015 and 2014
Net sales for the three months ended September 30, 2015 decreased by $9 million (9%) as compared to the comparable prior year period, with an $8 million decrease due to unfavorable foreign currency translation and $2 million due to unfavorable price and product mix, offset in part by $1 million increase due to higher sales volumes.
Cost of goods sold for the three months ended September 30, 2015 decreased by $5 million (7%) as compared to the comparable prior year period. Gross margin as a percent of net sales was 22% and 24% for the three months ended September 30, 2015 and 2014, respectively. The decline in the gross margin as a percent of net sales over the comparable period was due in part to unfavorable foreign currency translation.
Nine Months Ended September 30, 2015 and 2014
Net sales for the nine months ended September 30, 2015 decreased by $14 million (5%) as compared to the comparable prior year period, with a $22 million decrease due to unfavorable foreign currency translation and $4 million due to unfavorable price and product mix, offset in part by $12 million increase due to higher sales volumes.
Cost of goods sold for the nine months ended September 30, 2015 decreased by $7 million (3%) as compared to the comparable prior year period. Gross margin as a percent of net sales was 24% and 25% for the nine months ended September 30, 2015 and 2014, respectively. The decline in the gross margin as a percent of net sales over the comparable period was due to increased pension expense and unfavorable foreign currency translation.
Real Estate
Real Estate revenues and expenses include results from club operations, sales of residential units and rental income and expenses, including income from financing leases. Sales of residential units are included in net sales in our condensed consolidated financial statements. Results from club and rental operations, including financing lease income, are included in other revenues from operations in our condensed consolidated financial statements. Revenue from our real estate operations for each of the three and nine months ended September 30, 2015 and 2014 were substantially derived from our club and rental operations. During the nine months ended September 30, 2015, we sold 14 commercial rental properties and Oak Harbor development and operations (which historically was operated as part of Grand Harbor), recognizing an aggregate gain of $39 million which is included in other income, net in our condensed consolidated statements of operations.
Home Fashion
The business of WestPoint Home LLC ("WPH") is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products. Many of the larger retailers are customers of WPH.  WPH will continue to optimize its manufacturing operations and streamline its merchandising, sales and customer service divisions to improve its cost structure and better serve its customers. Given the uncertainty and volatility in macroeconomic conditions, we cannot predict if WPH's financial performance will continue to improve.
Three Months Ended September 30, 2015 and 2014
Net sales for the three months ended September 30, 2015 increased by $2 million (4%) compared to the comparable prior year period. The increase was primarily due to an increase in sales volume. Cost of goods sold for the three months ended September 30, 2015 increased by $2 million (5%) compared to the comparable prior year period. The increase was primarily due to higher sales volume. Gross margin as a percentage of net sales was 15% for each of the three months ended September 30, 2015 and 2014.
Nine Months Ended September 30, 2015 and 2014
Net sales for the nine months ended September 30, 2015 increased by $13 million (10%) compared to the comparable prior year period. The increase was primarily due to an increase in sales volume. Cost of goods sold for the nine months ended September 30, 2015 increased by $12 million (11%) compared to the comparable prior year period. The increase was primarily due to higher sales volume. Gross margin as a percentage of net sales was 14% for the nine months ended September 30, 2015 as compared to 15% in the comparable prior year period. The decrease was due to sell-off and write-down of aging inventory.
Holding Company
Three Months Ended September 30, 2015 and 2014
Net gain from investment activities was $1 million for the three months ended September 30, 2015 as compared to a net loss of $93 million for the three months ended September 30, 2014. The net loss from investment activity during the third quarter of 2014 include realized losses from certain swaps agreements that were terminated during the third quarter of 2014.
Nine Months Ended September 30, 2015 and 2014
Net loss from investment activities decreased to $31 million for the nine months ended September 30, 2015 from $138 million in the comparable prior year period. The decrease was primarily related to realized losses from certain swap agreements that were terminated during the third quarter of 2014.

Other Consolidated Results of Operations
Other Income, Net
Three Months Ended September 30, 2015 and 2014
Our consolidated other income, net for the three months ended September 30, 2015 and 2014 was $37 million and $45 million, respectively. Equity earnings from non-consolidated affiliates, primarily from our Automotive segment, were $11 million and $13 million for the three months ended September 30, 2015 and 2014, respectively. Additionally, during the third quarter of 2015 and 2014, our Energy segment recorded gains on certain derivative contracts of $12 million and $26 million, respectively. See Note 6, "Financial Instruments," Note 10 "Debt" and Note 16, "Other Income, Net," to the condensed consolidated financial statements for further discussion.
Nine Months Ended September 30, 2015 and 2014
Our consolidated other income, net for the nine months ended September 30, 2015 and 2014 was $29 million and $93 million, respectively. During the first nine months of 2015 and 2014, our Energy segment recorded (losses) gains on certain derivative contracts of $(52) million and $171 million, respectively. During the nine months ended September 30, 2015 and 2014, we had various debt refinancing transactions and recorded an aggregate loss on extinguishment of debt of $2 million and $162 million, respectively. Equity earnings from non-consolidated affiliates, primarily from our Automotive segment, were $43 million and $39 million for the nine months ended September 30, 2015 and 2014, respectively. In addition, during the first quarter of 2014, our Gaming segment received $32 million in cash as payment to satisfy future credits in connection with a certain negotiated tax settlement. See Note 6, "Financial Instruments," Note 10 "Debt" and Note 16, "Other Income, Net," to the condensed consolidated financial statements for further discussion.
Selling, General and Administrative
Three Months Ended September 30, 2015 and 2014
Our consolidated selling, general and administrative ("SG&A") for the three months ended September 30, 2015 decreased by $13 million (3%) as compared to the comparable prior year period. The decrease was primarily due to a decrease of $61 million from our Investment segment primarily due to a reversal of compensation expense accrual related to a certain fund performance, offset by an increase of $47 million from our Automotive segment primarily due to the inclusion of the acquisition of the Affinia Group Inc., the acquisition of certain business assets of Honeywell International Inc., the IEH Auto acquisition, an increase of $5 million from our Mining segment primarily due to the inclusion of the acquisition of Ferrous Resources, and a net decrease in our other segments and the Holding Company of $4 million.
Nine Months Ended September 30, 2015 and 2014
Our consolidated selling, general and administrative ("SG&A") for the nine months ended September 30, 2015 increased by $176 million (14%) as compared to the comparable prior year period. The increase was primarily due to an increase of $59 million from our Investment segment due to higher compensation expense related to a certain fund performance, an increase of

$100 million from our Automotive segment primarily due to the inclusion of the acquisition of the Affinia Group Inc., the acquisition of certain business assets of Honeywell International Inc., the IEH Auto acquisition, an increase of $11 million from our Gaming segment primarily due to the inclusion of the acquisition of Lumière, and increase of $7 million from our Mining segment primarily due to the inclusion of the acquisition of Ferrous Resources, offset in part by a net decrease in our other segments and Holding Company of $1 million.
Restructuring
Our consolidated restructuring costs were $18 million and $23 million for three months ended September 30, 2015 and 2014, respectively, which were primarily attributable to our Automotive segment. Our consolidated restructuring costs were $57 million and $61 million for nine months ended September 30, 2015 and 2014, respectively, which were primarily attributable to our Automotive segment.
Restructuring expenses for the three months ended September 30, 2015 primarily relate to reducing production complexities and reducing inefficiencies in indirect and fixed costs structures located in Europe, Middle East and Africa. Federal-Mogul expects to complete these programs in 2018 and incur additional restructuring and other charges of approximately $40 million in connection therewith. For programs previously initiated, Federal-Mogul expects to complete these programs in 2018 and incur additional restructuring and other charges of approximately $10 million.
Interest Expense
Three Months Ended September 30, 2015 and 2014
Our consolidated interest expense during the three months ended September 30, 2015 increased by $70 million (31%) as compared the corresponding prior year period. The increase was primarily due to higher interest expense from our Investment segment attributable to due to broker balances over the respective periods, higher interest expense from our Automotive segment due to higher outstanding debt balances on its revolver facility coupled with higher interest rates following the refinancing of its term loans over the respective periods and higher interest expense from our Railcar segments due to higher outstanding debt balances over the respective periods.
Nine Months Ended September 30, 2015 and 2014
Our consolidated interest expense during the nine months ended September 30, 2015 increased by $260 million (44%) as compared the corresponding prior year period. The increase was primarily due to higher interest expense from our Investment segment attributable to due to broker balances over the respective periods, higher interest expense from our Automotive segment due to higher outstanding debt balances on its revolver facility coupled with higher interest rates following the refinancing of its term loans over the respective periods and higher interest expense from our Railcar segments due to higher outstanding debt balances over the respective periods.
Income Tax Expense
Three Months Ended September 30, 2015 and 2014
For the three months ended September 30, 2015, each of Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $22 million on pre-tax loss of $918 million compared to an income tax benefit of $19 million on pre-tax loss of $646 million for the three months ended September 30, 2014. Our effective income tax rate was (2.4)% and 2.9% for the three months ended September 30, 2015 and 2014, respectively.
For each of the three months ended September 30, 2015 and 2014, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership losses not subject to taxation, as such taxes are the responsibility of the partners.
Nine Months Ended September 30, 2015 and 2014
For the nine months ended September 30, 2015, each of Icahn Enterprises and Icahn Enterprises Holdings (except as noted) recorded an income tax expense of $184 million on pre-tax income of $207 million (in the case of Icahn Enterprises Holdings, on pre-tax income of $208 million) compared to an income tax expense of $166 million on pre-tax income of $739 million (in the case of Icahn Enterprises Holdings, on pre-tax income of $740 million) for the nine months ended September 30, 2014. The effective income tax rate was 88.9% and 22.5% for Icahn Enterprises for the nine months ended September 30, 2015 and 2014, respectively, and 88.5% and 22.4% for Icahn Enterprises Holdings for the nine months ended September 30, 2015 and 2014, respectively).
For the nine months ended September 30, 2015 the effective tax rate was higher than the statutory federal rate of 35%, primarily due to partnership losses not subject to taxation.  For the nine months ended September 30, 2014, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership income not subject to taxation, as such taxes are the responsibility of the partners.

Liquidity and Capital Resources
Holding Company
As of September 30, 2015, the Holding Company had investments in the Investment Funds with a total fair market value of approximately $4.2 billion. As of September 30, 2015, our Holding Company had cash and cash equivalents of $182 million and total debt of approximately $5.5 billion.
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
As of September 30, 2015 based on covenants in the indenture governing our senior notes, we could incur approximately $584 million in additional indebtedness. See Note 10, “Debt,” to the condensed consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.
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
On July 30, 2015, Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. As a result, on September 28, 2015, Icahn Enterprises distributed an aggregate 2,309,812 depositary units to unit holders electing to receive depositary units in connection with this distribution.
On October 30, 2015, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit, which will be paid on or about December 24, 2015 to depositary unit holders of record at the close of business on November 16, 2015. Depositary unit holders have until December 8, 2015 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 10 consecutive trading days ending December 22, 2015. No fractional depositary units will be issued pursuant to the dividend payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.

Borrowings
Debt consists of the following:

	September 30, 2015	December 31, 2014
	(in millions)
5.875% senior unsecured notes due 2022 - Icahn Enterprises/Icahn Enterprises Holdings	$1,339	$1,337
6.00% senior unsecured notes due 2020 - Icahn Enterprises/Icahn Enterprises Holdings	1,708	1,708
4.875% senior unsecured notes due 2019 - Icahn Enterprises/Icahn Enterprises Holdings	1,270	1,270
3.50% senior unsecured notes due 2017 - Icahn Enterprises/Icahn Enterprises Holdings	1,172	1,171
Debt facilities - Automotive	2,900	2,584
Debt facilities - Energy	625	625
Debt and credit facilities - Railcar	2,361	2,133
Credit facilities - Gaming	293	295
Credit facilities - Food Packaging	270	272
Other	244	193
	$12,182	$11,588

See Note 10, “Debt,” to the condensed consolidated financial statements for additional information concerning terms, restrictions and covenants of our debt. As of September 30, 2015, we are in compliance with all debt covenants.
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

Consolidated Cash Flows
The following table summarizes cash flow information for the nine months ended September 30, 2015 and cash and cash equivalents as of September 30, 2015 for Icahn Enterprises' operating segments and the Holding Company:

	Nine Months Ended September 30, 2015			September 30, 2015
	Net Cash Provided By (Used In)
	Operating Activities	Investing Activities	Financing Activities	Cash and Cash Equivalents
	(in millions)
Investment	$(238)	$—	$245	$11
Automotive	(9)	(669)	349	235
Energy	534	(74)	(161)	1,012
Metals	14	(22)	—	6
Railcar	251	(453)	131	271
Gaming	99	(71)	(1)	223
Mining	(9)	10	8	28
Food Packaging	22	(15)	(3)	43
Real Estate	20	66	(3)	16
Home Fashion	7	(4)	—	14
Holding Company	(181)	(627)	(87)	182
	$510	$(1,859)	$478	$2,041

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
Operating Activities
Cash provided by operating activities during the nine months ended September 30, 2015 was primarily attributable to our Energy, Railcar and Gaming segments due to earnings before non-cash charges for depreciation and amortization. This was offset primarily by our Investment segment due to net cash used in investment transactions. Additionally, the Holding Company had net cash used in operating activities primarily due to interest payments on its senior unsecured notes.
Investing Activities
Cash used in investing activities during the nine months ended September 30, 2015 was primarily attributable to capital expenditures incurred by our subsidiaries and acquisitions of businesses. Our Railcar segment had capital expenditures of $463 million, of which $437 million was for the manufacture or purchase of railcars for its leasing operations. Additionally, our Automotive, Energy and Gaming segments had capital expenditures of $328 million, $142 million and $77 million, respectively. In addition, Federal-Mogul, representing a portion of our Automotive segment, acquired TRW engine components businesses in the first and third quarters of 2015 for an aggregate of $365 million, net of cash acquired, and our Holding Company acquired substantially all of the auto parts in the United States of Uni-Select, Inc. and Ferrous Resources during the second quarter of 2015 for an aggregate of $490 million, net of cash acquired.
Financing Activities
Cash provided from financing activities during the nine months ended September 30, 2015 was primarily attributable to certain debt refinancing and draw down on revolver activities at our Railcar and Automotive segments. Additionally, our Investment segment received $246 million of capital contributions from affiliates of Mr. Icahn. This was offset in part by aggregate distributions of $279 million to non-controlling interests in certain of our subsidiaries and cash distributions to Icahn Enterprises' depositary unitholders.

Discussion of Segment Liquidity and Capital Resources
There have been no material changes to our capital expenditures during the nine months ended September 30, 2015 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2014.
Investment
As of September 30, 2015, the Investment Funds' net notional exposure was -26%. The Investment Funds' long exposure was 160% (155% long equity and 5% long credit) and the Investment Funds' short exposure was 186% (161% short equity, 25% short credit and other).  The notional exposure represents the ratio of the notional exposure of the Investment Funds' invested capital to the net asset value of the Investment Funds at September 30, 2015.
Of our long exposure of 160%, the fair value of our long positions (with certain adjustments) represented 144% of our long exposure. The notional value of our other long positions, which primarily included single name equity forward contracts and credit contracts, represented 16% of our long exposure.
Of our short exposure of 186%, the fair value of our short positions represented 12% of our short exposure. The notional value of our other short positions, which primarily included short credit default swap contracts and short broad market index swap derivative contracts, represented 174% of our short exposure.
With respect to both our long positions that are not notionalized (144% long exposure) and our short positions that are not notionalized (12% short), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.
With respect to the notional value of our other short positions (174% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.
The Investment Funds historically have had access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.
Automotive
As of September 30, 2015 and December 31, 2014, the borrowing availability under the Federal-Mogul Replacement Revolving Facility was $175 million and $516 million, respectively. As of September 30, 2015, the outstanding balance on the Federal-Mogul Replacement Revolving Facility was $335 million. As of December 31, 2014, there were no borrowings outstanding under the Federal-Mogul Replacement Revolving Facility. Federal-Mogul had $40 million and $34 million of letters of credit outstanding as September 30, 2015 and December 31, 2014, respectively, pertaining to Federal-Mogul's term loan credit facility. To the extent letters of credit associated with the Federal-Mogul Replacement Revolving Facility are issued, there will be a corresponding decrease in borrowings available under this facility. See Note 10, "Debt - Automotive," to the condensed consolidated financial statements for additional discussion regarding Federal-Mogul's debt facilities.
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $412 million and $306 million as of September 30, 2015 and December 31, 2014, respectively. Of those gross amounts, $397 million and $293 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the condensed consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of September 30, 2015 and December 31, 2014, Federal-Mogul had withdrawn cash related to such transferred receivables of $1 million and $2 million, respectively. Proceeds from the transfers of accounts receivable qualifying as sales were $380 million and $456 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $1.2 billion and $1.3 billion for the nine months ended September 30, 2015 and 2014, respectively.

Energy
As of September 30, 2015, CRLLC had availability under the Amended and Restated ABL Credit Facility of $372 million and had letters of credit outstanding of $28 million. There were no borrowings outstanding under the ABL Credit Facility as of September 30, 2015. In addition, as of September 30, 2015, CVR Partners had $25 million availability under its revolving credit facility, with an uncommitted incremental facility of up to $50 million.
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
For the nine months ended September 30, 2015, we received an aggregate of $119 million in dividends from CVR and distributions from CVR Refining. Subsequent to September 30, 2015, CVR and CVR Refining declared a quarterly dividend and a distribution, respectively, which will result in an additional aggregate $42 million in dividends and distributions paid to us in the fourth quarter of 2015.
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
Given ARI's strategic emphasis on growing its lease fleet and the capital required to manufacture railcars for lease for which it currently has firm orders, ARI currently expects to finance additional leased railcars in the near term. As of September 30, 2015, ARI has unencumbered leased railcars with a value of approximately $515 million that it could borrow against in the future.
On July 28, 2015, ARI's board of directors authorized the repurchase of up to $250 million of its outstanding common stock ("ARI Stock Repurchase Program"). The ARI Stock Repurchase Program will end upon the earlier of the date on which it is terminated by ARI's board of directors or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon ARI's evaluation of market conditions and other factors. The ARI Stock Repurchase Program may be suspended, modified or discontinued at any time and ARI has no obligation to repurchase any amount of its common stock under the ARI Stock Repurchase Program. Under the ARI Stock Repurchase Program, ARI repurchased shares of its common stock during the three and nine months ended September 30, 2015 at a cost of $51 million. Subsequent to September 30, 2015, ARI repurchased additional shares of its common stock under the ARI Stock Repurchase Program at a cost of $6 million.
Our Railcar segment is reviewing the recently released tank railcar regulations in detail to assess their expected impact on its business and demand for its products and services. As a result of these new regulations, our Railcar segment may need to adjust its capital expenditure plans.
Gaming
On July 31, 2015, Tropicana's board of directors authorized the repurchase of up to $50 million of its outstanding common stock with no set expiration date ("Tropicana Stock Repurchase Program"). The Tropicana Stock Repurchase Program will end upon the earlier of the date on which the plan is terminated by Tropicana's board of directors or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon Tropicana's evaluation of market conditions and other factors. The Tropicana Stock Repurchase Program may be suspended, modified or discontinued at any time and Tropicana has no obligation to repurchase any amount of its common stock under the

Tropicana Stock Repurchase Program. As of the date of this Report, Tropicana has not yet repurchased any shares of its common stock under the Tropicana Stock Repurchase program.

Critical Accounting Policies and Estimates
Except as discussed below, there have been no other material changes to our critical accounting policies and estimates during the nine months ended September 30, 2015 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2014.
Automotive and Energy
We perform our annual goodwill impairment analysis as of October 1 and April 30 of each year for our Automotive and Energy segments, respectively, or more frequently if impairment indicators exist. The first step of the impairment analysis involves comparing the fair values of these assets to the respective carrying values to determine the potential for goodwill impairment. The second step of the impairment test, if necessary, involves quantifying the level of goodwill impairment.
The fair values of our Automotive and Energy segments' reporting units are based upon consideration of various valuation methodologies, including a discounted cash flow analysis ("DCF") and pricing multiples of current and future earnings observed for comparable public companies. Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. We believe that our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates used in a DCF, which are intended to reflect the risks inherent in future cash flow projections, are based on estimates of the weighted-average cost of capital (“WACC”) of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective.
We are currently performing the annual goodwill impairment test as of October 1, 2015 for our Automotive segment which will be finalized during the fourth quarter of 2015.
We finalized the annual goodwill impairment test for our Energy segment during the third quarter of 2015. Based on the results of our annual goodwill impairment test for our Energy segment, while the fair market value of our Energy segment's Petroleum reporting unit was substantially in excess of its carrying value, the fair market value of our Energy segment's Fertilizer reporting unit was approximately 1% in excess of its carrying value and was therefore considered at risk for failing "Step 1" of the goodwill impairment analysis. As of September 30, 2015, our Energy segment's Fertilizer reporting unit had $253 million of goodwill allocated to it. The most significant key assumption to determining the fair value of our Energy segment's Fertilizer reporting unit was its forecasted sales growth rate. If our Energy segment's Fertilizer reporting unit fails to achieve its forecasted sales growth rate, a goodwill impairment may result in future periods.
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
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, creating a new topic, FASB ASC Topic 606, Revenue from Contracts with Customers, superseding revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year. The revised effective date of ASU No. 2014-09 is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. Early adoption is permitted only as of the annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends FASB ASU Subtopic 835-30, Interest - Imputation of Interest. The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. Given the absence of authoritative guidance within this ASU regarding debt issuance costs related to line-of-credit, the SEC staff has stated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortization the deferred issuance costs ratably over the term of the line-of-credit arrangement. The standard is effective for interim and annual periods beginning after December 15, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted. We expect that the adoption of this new guidance will generally result in a reclassification of debt issuance costs on our consolidated balance sheets.
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
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which amends FASB ASU Topic 330, Inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value and eliminates the option that currently exists for measuring inventory at market value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This ASU should be applied prospectively with earlier application permitted as of the beginning of an interim period or annual reporting period. We anticipate that the adoption of this guidance will have minimal impact on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which amends FASB ASU Topic 805, Business Combinations. This ASU eliminates the requirement to retrospectively adjust provisional amounts recognized at the acquisition dates of business combinations. Rather, this ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. We anticipate that the adoption of this guidance will have minimal impact on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.

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
Market Risk
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of September 30, 2015, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by approximately $1.3 billion, $124 million and $2.6 billion, respectively. However, as of September 30, 2015, we estimate that the impact to our share of the net (loss) gain from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an investment of approximately 46% in these Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 54% of the change in fair value.
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
The translated values of revenue and expense from Federal-Mogul's international operations are subject to fluctuations due to changes in currency exchange rates. During the nine months ended September 30, 2015, Federal-Mogul derived 38% of its sales in the United States and 62% internationally. Of these international sales, 56% were denominated in the euro, with no other single currency representing more than 10% of international sales. To minimize foreign currency risk, Federal-Mogul generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, Federal-Mogul may manage certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts.
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
Commodity Price Risk
At September 30, 2015, CVR Refining had open commodity hedging instruments consisting of approximately 3 million barrels of crack spreads primarily to fix the margin on a portion of our future gasoline and distillate production. A change of

$1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of commodity hedging instruments of $3 million. Additionally, at September 30, 2015, CVR Refining had open commodity hedging instruments consisting of 1.5 million barrels to fix the price on a portion of its future crude oil purchases and the basis on a portion of its future product sales. A change of $1.00 per barrel in the fair value of the benchmark crude or product basis would result in an increase or decrease in the related fair value of the commodity hedging instruments of approximately $2 million. The fair value of the outstanding contracts at September 30, 2015 was a net unrealized gain of $29 million.
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
Our Railcar segment's financial results could be affected by changes in interest rates due to the impact those changes have on its variable rate debt obligation as of September 30, 2015. A one percentage point increase in the rate would have had an $11 million impact on our Railcar segment's interest expense on an annualized basis.
Gaming
Interest Rate Risk
Tropicana's primary exposure to market risk is interest rate risk associated with its Tropicana New Term Loan Facility that bears interest based on floating rates. Based on Tropicana's borrowings as of September 30, 2015, assuming a 1% increase over the 4% floor specified in its Tropicana New Term Loan Facility, Tropicana's annual interest cost would change by approximately $3 million.
Mining
As discussed in Note 2, "Operating Units - Mining," we obtained control, and consolidated, the results of Ferrous Resources Limited ("Ferrous Resources") during the second quarter of 2015.

Commodity Price Risk
Ferrous Resources’ revenues are based on the sale of iron ore fines. Our Mining segment's financial results can vary significantly as a result of fluctuations in the market prices of iron ore. International prices for this commodity have fluctuated historically and are affected by numerous factors beyond Ferrous Resources' control. The price index that is utilized in our Mining segment's iron ore sales contracts is the Platts 62 percent Fe fines spot rate pricing, which can fluctuate widely due to numerous factors, such as global economic growth or contraction, change in demand for steel or changes in availability of supply. Our Mining segment estimates that a hypothetical 10% adverse movement in the international price of iron ore for the period June 1, 2015 through September 30, 2015 would have decreased net income attributable to Icahn Enterprises for our Mining segment by less than $1 million.
Foreign Currency Risk
Ferrous Resources' principal objective is to produce iron ore which is typically priced in U.S. dollars. The majority of its funding and cash balances are also denominated in U.S. dollars. A proportion of Ferrous Resources' costs are incurred in Brazilian Reals while the significant capital expenditure is expected to be incurred in U.S. dollars. Accordingly, our Mining segment's financial results may be impacted by exchange rate fluctuations between the U.S. dollar and the Brazilian Real. Our Mining segment estimates that a hypothetical 10% adverse movement of the Brazilian Real against the U.S. dollar over the for the period June 1, 2015 through September 30, 2015 would have decreased net income attributable to Icahn Enterprises for our Mining segment by $2 million.
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
Based on sensitivity analysis for our equity price risks as of September 30, 2015, the effects of a 10% adverse change in the fair value of these investments would result in loss of approximately $17 million.

Item 4. Controls and Procedures.
As of September 30, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and Icahn Enterprises Holdings' and subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 17, “Commitments and Contingencies” to the condensed consolidated financial statements located in Part I, Item I of this Report, which is incorporated by reference into this Part II, Item 1, for a description of the litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors.
Except as disclosed below, there were no other material changes to our risk factors during the nine months ended September 30, 2015 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Global demand for iron ore products and related sales prices have historically varied, and are expected to continue to vary according to the worldwide demand for iron ore and steel, which in turn, is likely to be heavily influenced by worldwide economic activity and global iron ore supply levels. Iron ore demand may also be impacted by regulatory tariffs in effect in major importing or exporting countries. Global iron ore price levels directly impact Ferrous Resources’ sales prices. Conversion of Ferrous Resources’ iron ore resources to reserves and the production of iron ore products are economically feasible only on the basis of relatively high global iron ore prices driven by worldwide demand for iron ore products. International iron ore prices have been volatile in recent years, falling from roughly US$135 per dry metric ton (“dmt”) in average in 2013 to an average of US$96.70/dmt in 2014 and reached US$44.50/dmt in early July 2015. Iron ore was trading at an average of approximately US$55.00/dmt in the third quarter of 2015.
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
Ferrous Resources’ cash levels dropped from approximately US$56 million at December 31, 2014 to approximately US$28 million at September 30, 2015 primarily due to lower iron ore selling prices, costs associated with the suspension of operations at its Santanense and Esperança mines and essential capital expenditures at its Viga mine. Ferrous Resources’ Viga mine, which is currently its only operating mine, is operating at marginal levels of profitability that are not able to support Ferrous Resources’ care and maintenance costs at its other mines as well as its corporate overhead. There is no assurance that Ferrous Resources will not run out of cash in the near future resulting in a material adverse effect on our Mining segment's results of operations and financial condition.
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
The Brazilian currency has been devalued frequently over the past four decades. Throughout this period, the Brazilian government has implemented various economic plans and exchange rate policies, including sudden devaluations, periodic small devaluations (during which the frequency of adjustments has ranged from daily to monthly), exchange controls, dual exchange rate markets and a floating exchange rate system. From time to time, there have been significant fluctuations in the exchange rate between the Brazilian currency and the U.S. dollar and other currencies. For example, the Brazilian real hit a 5-year high of R$1.5375 to US$1.00 in July 2011 and a 12-year low of R$4.1949 to US$1.00 in September 2015. There can be no assurance that the currency will not fall in value against the U.S. dollar in the future.
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
Ferrous Resources will need to raise a substantial amount of equity and debt financing to build both the Viga 4+ Project and the Viga 17 Project. Only if both projects are successfully financed and completed does Ferrous Resources’ business plan target production of iron ore at a rate of 21 million metric tons per year from the Viga Property. While Ferrous Resources currently either owns or has access to the required areas to develop the Viga 21 Project, which covers a total of approximately 2,671 hectacres, part of the project area is subject to judicial proceedings relating to challenges over possession rights in such areas. The disputed areas cover approximately 4.7 hectacres, which corresponds to approximately 0.46% of the total project area. Ferrous Resources intends to request the Brazilian National Department of Mineral Production (“DNPM”) to grant easements over the areas to Ferrous Resources and will seek other legal measures to retain possession of such areas. However, there can be no assurances that the DNPM will grant such easements or that Ferrous Resources will be successful in retaining possession of the areas within the timeframe required by Ferrous Resources’ business plan. If Ferrous Resources is unsuccessful in its efforts to secure such rights, it would limit its ability to mine approximately 9% of the otherwise mineable ore reserves at the Viga Property.

Our Mining segment's business plans will require substantial capital investment. Actual capital expenditure requirements may be higher than expected and Ferrous Resources may have difficulty obtaining required financing.
Ferrous Resources will need to make substantial capital investments in order to develop the Viga 17 Project and related processing and infrastructure. Ferrous Resources currently projects that implementing the Viga 17 Project will require total capital expenditures of approximately US$1.2 billion. Ferrous Resources intends to make such capital investments in the Viga 17 Project only if it is successful in raising the necessary equity and debt financing to fund such capital expenditures.
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
As indicated above, Ferrous Resources will require additional equity and debt financing to fund the capital expenditures anticipated to be required to complete the Viga 17 Project. Ferrous Resources’ business plan for the development of the Viga 17 Project is in large part supported by the analysis performed and included in certain feasibility studies. Certain feasibility studies were prepared based on the construction work required to complete the Viga 17 Project commencing in March 2015. Ferrous Resources did not secure the necessary additional equity and debt financing to fund the capital expenditures by September 30, 2015.
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

Exhibit 101
The following financial information from Icahn Enterprises' and Icahn Enterprises Holdings' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Date: November 9, 2015

Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/SungHwan Cho
SungHwan Cho, Chief Financial Officer and Director

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Peter Reck
Peter Reck, Chief Accounting Officer

Date: November 9, 2015