Form 10-Q
period 2016-03-31
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2016-05-06
CIK 813762, 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of May 5, 2016, there were 134,990,612 of Icahn Enterprises' depositary units outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)

	March 31,	December 31,
	2016	2015
ASSETS	(Unaudited)
Cash and cash equivalents	$1,876	$2,078
Cash held at consolidated affiliated partnerships and restricted cash	751	1,282
Investments	10,026	15,351
Accounts receivable, net	1,839	1,685
Inventories, net	2,896	2,259
Property, plant and equipment, net	10,572	9,535
Goodwill	1,194	1,504
Intangible assets, net	1,212	1,108
Other assets	1,916	1,601
Total Assets	$32,282	$36,403
LIABILITIES AND EQUITY
Accounts payable	$1,813	$1,416
Accrued expenses and other liabilities	2,812	1,828
Deferred tax liability	1,627	1,197
Securities sold, not yet purchased, at fair value	1,052	794
Due to brokers	2,710	7,317
Post-employment benefit liability	1,230	1,224
Debt	12,530	12,594
Total liabilities	23,774	26,370

Commitments and contingencies (Note 17)

Equity:
Limited partners: Depositary units: 132,166,426 and 131,481,059 units issued and outstanding at March 31, 2016 and December 31, 2015, respectively	2,802	4,244
General partner	(286)	(257)
Equity attributable to Icahn Enterprises	2,516	3,987
Equity attributable to non-controlling interests	5,992	6,046
Total equity	8,508	10,033
Total Liabilities and Equity	$32,282	$36,403

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:	(Unaudited)
Net sales	$3,548	$3,565
Other revenues from operations	446	329
Net (loss) gain from investment activities	(936)	591
Interest and dividend income	42	53
Other income (loss), net	27	(27)
	3,127	4,511
Expenses:
Cost of goods sold	3,123	3,125
Other expenses from operations	246	155
Selling, general and administrative	518	477
Restructuring	15	12
Impairment	577	1
Interest expense	241	270
	4,720	4,040
(Loss) income before income tax expense	(1,593)	471
Income tax expense	(16)	(49)
Net (loss) income	(1,609)	422
Less: net loss (income) attributable to non-controlling interests	772	(261)
Net (loss) income attributable to Icahn Enterprises	$(837)	$161

Net (loss) income attributable to Icahn Enterprises allocable to:
Limited partners	$(820)	$158
General partner	(17)	3
	$(837)	$161

Basic (loss) income per LP unit	$(6.21)	$1.28
Basic weighted average LP units outstanding	132	123

Diluted (loss) income per LP unit	$(6.21)	$1.27
Diluted weighted average LP units outstanding	132	124
Cash distributions declared per LP unit	$1.50	$1.50

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Net (loss) income	$(1,609)	$422
Other comprehensive income (loss), net of tax:
Post-employment benefits	6	22
Hedge instruments	—	1
Translation adjustments and other	47	(128)
Other comprehensive loss, net of tax	53	(105)
Comprehensive (loss) income	(1,556)	317
Less: Comprehensive loss (income) attributable to non-controlling interests	760	(239)
Comprehensive income (loss) attributable to Icahn Enterprises	$(796)	$78

Comprehensive (loss) income attributable to Icahn Enterprises allocable to:
Limited partners	$(780)	$76
General partner	(16)	2
	$(796)	$78

Accumulated other comprehensive loss was $1,404 million and $1,457 million at March 31, 2016 and December 31, 2015, respectively.

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2015	(257)	4,244	3,987	6,046	10,033
Net loss	(17)	(820)	(837)	(772)	(1,609)
Other comprehensive income	1	40	41	12	53
Partnership distributions	(4)	(198)	(202)	—	(202)
Partnership contribution	1	—	1	—	1
Investment segment contributions	—	—	—	490	490
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(19)	(19)
Acquisitions	(10)	(497)	(507)	250	(257)
LP unit issuance	—	35	35	—	35
Changes in subsidiary equity and other	—	(2)	(2)	(15)	(17)
Balance, March 31, 2016	$(286)	$2,802	$2,516	$5,992	$8,508

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2014	$(229)	$5,672	$5,443	$6,947	$12,390
Net income	3	158	161	261	422
Other comprehensive loss	(1)	(82)	(83)	(22)	(105)
Partnership distributions	(4)	(184)	(188)	—	(188)
Investment segment contributions	—	—	—	245	245
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(48)	(48)
Proceeds from subsidiary equity offering	—	—	—	20	20
Changes in subsidiary equity and other	—	(11)	(11)	10	(1)
Balance, March 31, 2015	$(231)	$5,553	$5,322	$7,413	$12,735

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(1,609)	$422
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Net loss (gain) from securities transactions	554	(525)
Purchases of securities	(329)	(283)
Proceeds from sales of securities	4,988	339
Purchases to cover securities sold, not yet purchased	(38)	(186)
Proceeds from securities sold, not yet purchased	246	839
Changes in receivables and payables relating to securities transactions	(4,928)	(560)
Depreciation and amortization	234	207
Impairment	577	1
Deferred taxes	(8)	5
Other, net	(19)	(24)
Changes in cash held at consolidated affiliated partnerships and restricted cash	532	(534)
Changes in other operating assets and liabilities	410	113
Net cash provided by (used in) operating activities	610	(186)
Cash flows from investing activities:
Capital expenditures	(210)	(363)
Acquisition of businesses, net of cash acquired	(952)	(305)
Net proceeds from business dispositions	—	15
Net proceeds from the sale and disposition of assets	6	80
Other, net	(22)	—
Net cash used in investing activities	(1,178)	(573)
Cash flows from financing activities:
Capital contributions by non-controlling interests	490	245
Partnership contribution	1	—
Proceeds from offering of subsidiary equity	—	20
Dividends and distributions to non-controlling interests in subsidiaries	(19)	(48)
Proceeds from other borrowings	372	1,070
Repayments of other borrowings	(472)	(572)
Other, net	(8)	(13)
Net cash provided by financing activities	364	702
Effect of exchange rate changes on cash and cash equivalents	(10)	13
Net change in cash of assets held for sale	12	—
Net decrease in cash and cash equivalents	(202)	(44)
Cash and cash equivalents, beginning of period	2,078	2,912
Cash and cash equivalents, end of period	$1,876	$2,868

Supplemental information:
Cash payments for interest, net of amounts capitalized	$226	$200
Net cash payments (refunds) for income taxes	$17	$(38)
Distribution payable to Icahn Enterprises unitholders	$202	$188
Investment in Pep Boys prior to acquiring a controlling interest	$160	$—
Investment in Trump prior to acquiring a controlling interest	$126	$—
LP unit issuance for remaining 25% interest in ARL	$35	$—
Investment additions included in accrued expenses and other liabilities	$50	$—
Construction in progress additions included in accounts payable	$33	$22

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31,	December 31,
	2016	2015
ASSETS	(Unaudited)
Cash and cash equivalents	$1,876	$2,078
Cash held at consolidated affiliated partnerships and restricted cash	751	1,282
Investments	10,026	15,351
Accounts receivable, net	1,839	1,685
Inventories, net	2,896	2,259
Property, plant and equipment, net	10,572	9,535
Goodwill	1,194	1,504
Intangible assets, net	1,212	1,108
Other assets	1,940	1,625
Total Assets	$32,306	$36,427
LIABILITIES AND EQUITY
Accounts payable	$1,813	$1,416
Accrued expenses and other liabilities	2,812	1,828
Deferred tax liability	1,627	1,197
Securities sold, not yet purchased, at fair value	1,052	794
Due to brokers	2,710	7,317
Post-employment benefit liability	1,230	1,224
Debt	12,530	12,594
Total liabilities	23,774	26,370

Commitments and contingencies (Note 17)

Equity:
Limited partner	2,853	4,310
General partner	(313)	(299)
Equity attributable to Icahn Enterprises Holdings	2,540	4,011
Equity attributable to non-controlling interests	5,992	6,046
Total equity	8,532	10,057
Total Liabilities and Equity	$32,306	$36,427

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Three Months Ended March 31,
	2016	2015
Revenues:	(Unaudited)
Net sales	$3,548	$3,565
Other revenues from operations	446	329
Net (loss) gain from investment activities	(936)	591
Interest and dividend income	42	53
Other income (loss), net	27	(27)
	3,127	4,511
Expenses:
Cost of goods sold	3,123	3,125
Other expenses from operations	246	155
Selling, general and administrative	518	477
Restructuring	15	12
Impairment	577	1
Interest expense	241	270
	4,720	4,040
(Loss) income before income tax expense	(1,593)	471
Income tax expense	(16)	(49)
Net (loss) income	(1,609)	422
Less: net loss (income) attributable to non-controlling interests	772	(261)
Net (loss) income attributable to Icahn Enterprises Holdings	$(837)	$161

Net (loss) income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$(829)	$159
General partner	(8)	2
	$(837)	$161

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Net (loss) income	$(1,609)	$422
Other comprehensive income (loss), net of tax:
Post-employment benefits	6	22
Hedge instruments	—	1
Translation adjustments and other	47	(128)
Other comprehensive loss, net of tax	53	(105)
Comprehensive (loss) income	(1,556)	317
Less: Comprehensive loss (income) attributable to non-controlling interests	760	(239)
Comprehensive income (loss) attributable to Icahn Enterprises Holdings	$(796)	$78

Comprehensive (loss) income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$(788)	$77
General partner	(8)	1
	$(796)	$78

Accumulated other comprehensive loss was $1,404 million and $1,457 million at March 31, 2016 and December 31, 2015, respectively.

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2015	(299)	4,310	4,011	6,046	$10,057
Net loss	(8)	(829)	(837)	(772)	(1,609)
Other comprehensive income	—	41	41	12	53
Partnership distributions	(2)	(200)	(202)	—	(202)
Partnership contribution	1	—	1	—	1
Investment segment contributions	—	—	—	490	490
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(19)	(19)
Acquisitions	(5)	(502)	(507)	250	(257)
LP unit issuance	—	35	35	—	35
Changes in subsidiary equity and other	—	(2)	(2)	(15)	(17)
Balance, March 31, 2016	$(313)	$2,853	$2,540	$5,992	$8,532

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2014	$(285)	$5,751	$5,466	$6,947	$12,413
Net income	2	159	161	261	422
Other comprehensive loss	(1)	(82)	(83)	(22)	(105)
Partnership distributions	(2)	(186)	(188)	—	(188)
Investment segment contributions	—	—	—	245	245
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(48)	(48)
Proceeds from subsidiary equity offering	—	—	—	20	20
Changes in subsidiary equity and other	—	(11)	(11)	10	(1)
Balance, March 31, 2015	$(286)	$5,631	$5,345	$7,413	$12,758

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(1,609)	$422
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Net loss (gain) from securities transactions	554	(525)
Purchases of securities	(329)	(283)
Proceeds from sales of securities	4,988	339
Purchases to cover securities sold, not yet purchased	(38)	(186)
Proceeds from securities sold, not yet purchased	246	839
Changes in receivables and payables relating to securities transactions	(4,928)	(560)
Depreciation and amortization	234	207
Impairment	577	1
Deferred taxes	(8)	5
Other, net	(19)	(24)
Changes in cash held at consolidated affiliated partnerships and restricted cash	532	(534)
Changes in other operating assets and liabilities	410	113
Net cash provided by (used in) operating activities	610	(186)
Cash flows from investing activities:
Capital expenditures	(210)	(363)
Acquisition of businesses, net of cash acquired	(952)	(305)
Net proceeds from business dispositions	—	15
Net proceeds from the sale and disposition of assets	6	80
Other, net	(22)	—
Net cash used in investing activities	(1,178)	(573)
Cash flows from financing activities:
Capital contribution by non-controlling interests	490	245
Partnership contribution	1	—
Proceeds from offering of subsidiary equity	—	20
Distributions to non-controlling interests in subsidiaries	(19)	(48)
Proceeds from other borrowings	372	1,070
Repayments of other borrowings	(472)	(572)
Other, net	(8)	(13)
Net cash provided by financing activities	364	702
Effect of exchange rate changes on cash and cash equivalents	(10)	13
Net change in cash of assets held for sale	12	—
Net decrease in cash and cash equivalents	(202)	(44)
Cash and cash equivalents, beginning of period	2,078	2,912
Cash and cash equivalents, end of period	$1,876	$2,868

Supplemental information:
Cash payments for interest, net of amounts capitalized	$226	$200
Net cash payments (refunds) for income taxes	$17	$(38)
Distribution payable to Icahn Enterprises unitholders	$202	$188
Investment in Pep Boys prior to acquiring a controlling interest	$160	$—
Investment in Trump prior to acquiring a controlling interest	$126	$—
LP unit issuance for remaining 25% interest in ARL	$35	$—
Investment additions included in accrued expenses and other liabilities	$50	$—
Construction in progress additions included in accounts payable	$33	$22

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of March 31, 2016. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 10, "Debt," and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned approximately 89.1% of Icahn Enterprises' outstanding depositary units as of March 31, 2016.
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Automotive, Energy, Metals, Railcar, Gaming, Mining, Food Packaging, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings (unless otherwise noted), and investment activity and expenses associated with the Holding Company. Further information regarding our reporting segments is contained in Note 2, “Operating Units,” and Note 13, “Segment Reporting.”
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
The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2015. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature.
Reclassifications
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation.
Principles of Consolidation
As of March 31, 2016, our condensed consolidated financial statements include the accounts of (i) Icahn Enterprises and Icahn Enterprises Holdings and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings, in addition to variable interest entities ("VIEs") in which we are the primary beneficiary. In evaluating whether we have a controlling financial interest in entities that we consolidate, we consider the following: (1) for voting interest entities, including limited partnerships and similar entities that are not VIEs, we consolidate these entities in which we own a majority of the voting interests; and (2) for VIEs, we consolidate these entities in which we are the primary beneficiary. See below for a discussion of our VIEs. Kick-out rights (which are the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general partners and which are collectively referred to as "kick-out" rights) held through voting interests of partnerships and similar entities that are not VIEs are considered the equivalent of the equity interests of corporations that are not VIEs. All material intercompany accounts and transactions have been eliminated in consolidation.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

Except for our Investment segment, for those investments in which we own 50% or less but greater than 20%, we generally account for such investments using the equity method, while investments in affiliates of 20% or less are accounted for under the cost method.
Variable Interest Entities
As further discussed below, the Financial Statement Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") No. 2015-02 became effective during the first quarter of 2016. ASU No. 2015-02 amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Specifically, under the revised consolidation analysis, limited partnerships and other similar entities are considered VIEs unless the limited partners hold substantive kick-out rights or participating rights.  Although ASU No. 2015-02 changed the status of certain of our limited partnership entities as VIEs (as discussed below), we continue to consolidate these entities because we are the primary beneficiaries of such entities.
Investment
Our Investment segment is comprised of various private investment funds, including Icahn Partners L.P. ("Icahn Partners") and Icahn Partners Master Fund LP ("Master Fund") (collectively, the "Investment Funds"), through which we invest our proprietary capital. See Note 2, "Operating Unit - Investment," for further discussion regarding our Investment segment's business.
We determined that each of the Investment Funds are considered VIEs because these limited partnerships lack both substantive kick-out and participating rights. Because we are the general partner in each of the Investment Funds and have significant limited partner interests in each of the Investment Funds, coupled with our significant exposure to losses and benefits in each of the Investment Funds, we are the primary beneficiary of each of the Investment Funds and therefore continue to consolidate each of the Investment Funds. Substantially all of the assets and liabilities of our Investment segment pertain to the Investment Funds . See Note 13, "Segment Reporting," for details of our condensed balance sheets for our Investment segment.
Energy
We conduct our Energy segment through our majority ownership in CVR Energy Inc. ("CVR"). CVR owns petroleum refining and nitrogen fertilizer manufacturing businesses held through CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively, and each are considered VIEs. See Note 2, "Operating Unit - Energy," for further discussion regarding our Energy segment's business.
Our Energy segment determined that CVR Refining and CVR Partners are each considered VIEs because each of these limited partnerships lack both substantive kick-out and participating rights. In addition, our Energy segment also concluded that based upon its general partner's roles and rights in CVR Refining and CVR Partners as afforded by their respective partnership agreements, coupled with its exposure to losses and benefits in each of CVR Refining and CVR Partners through its significant limited partner interests, intercompany credit facilities and services agreements, CVR determined that it is the primary beneficiary of both CVR Refining and CVR Partners. Based upon this evaluation, CVR continues to consolidate both CVR Refining and CVR Partners. The assets and liabilities of our Energy segment that are directly related to CVR Refining and CVR Partners included in our condensed consolidated balance sheets are as follows:

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

	March 31, 2016	December 31, 2015
	(in millions)
Cash and cash equivalents	$198	$237
Property, plant and equipment, net	2,667	2,674
Inventories	259	290
Goodwill	—	574
Intangible assets, net	332	337
Other assets	78	102
Accounts payable, accrued expenses and other liabilities	335	333
Debt	668	667
Icahn Enterprises Holdings
As discussed above, Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. We determined that Icahn Enterprises Holdings is a VIE because it lacks both substantive kick-out and participating rights. Icahn Enterprises is the primary beneficiary of Icahn Enterprises Holdings principally based on its 99% limited partner interest in Icahn Enterprises Holdings and therefore continues to consolidate Icahn Enterprises Holdings. The condensed consolidated financial statements of Icahn Enterprises Holdings are included in this Report.
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
See Note 4, “Investments and Related Matters,” and Note 5, “Fair Value Measurements,” for a detailed discussion of our investments.
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of March 31, 2016 was approximately $12.5 billion and $12.1 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2015 was approximately $12.6 billion and $12.2 billion, respectively.
Restricted Cash
Our restricted cash balance was $564 million and $966 million as of March 31, 2016 and December 31, 2015, respectively.
Inventories
As further discussed in Note 2, "Operating Units - Automotive," we acquired Pep Boys - Manny, Moe and Jack ("Pep Boys") on February 3, 2016. Pep Boys' inventories are valued at lower of cost or market and cost of goods sold is determined using the last-in, first-out ("LIFO") method. Pep Boys is currently the only subsidiary of ours that uses LIFO in determining cost of goods sold. As inventories of Pep Boys have been revalued to fair value as a result of our acquisition on February 3, 2016, there are immaterial differences between inventory balances calculated using LIFO as compared to inventory balances calculated using first-in, first-out as of March 31, 2016.
Adoption of New Accounting Standards
In February 2015, the FASB issued ASU No. 2015-02, which amends FASB ASC Topic 810, Consolidations. This ASU amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. This ASU requires that limited partnerships and similar legal entities provide partners with either substantive kick-out rights or substantive participating rights over the general partner in order to be considered a voting interest entity. The specialized consolidation model and guidance for limited partnerships and similar legal entities have been eliminated. There is no longer a presumption that a general partner should consolidate a limited partnership. For limited

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

partnerships and similar legal entities that qualify as voting interest entities, a limited partner with a controlling financial interest should consolidate a limited partnership. A controlling financial interest may be achieved through holding a limited partner interest that provides substantive kick-out rights. The standard is effective for annual periods beginning after December 15, 2015. As a result of adopting this guidance in the first quarter of 2016, while certain of our limited partnership entities are now considered VIEs, we continue to consolidate these limited partnerships. See above for further discussion regarding our VIEs.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends FASB ASC Subtopic 835-30, Interest - Imputation of Interest. The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. Given the absence of authoritative guidance within this ASU regarding debt issuance costs related to line-of-credit, the SEC staff has stated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred issuance costs ratably over the term of the line-of-credit arrangement. The standard is effective for interim and annual periods beginning after December 15, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted. The adoption of this guidance resulted in a reclassification of debt issuance costs on our condensed consolidated balance sheets to debt in the amount of $39 million as of December 31, 2015.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which amends FASB ASC Topic 805, Business Combinations. This ASU eliminates the requirement to retrospectively adjust provisional amounts recognized at the acquisition dates of business combinations. Rather, this ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The adoption of this guidance in the first quarter of 2016 did not have a material impact on our condensed consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
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
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which amends FASB ASC Topic 330, Inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value and eliminates the option that currently exists for measuring inventory at market value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This ASU should be applied prospectively with earlier application permitted as of the beginning of an interim period or annual reporting period. We anticipate that the adoption of this guidance will have minimal impact on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall, which amends FASB ASC Topic 825, Financial Instruments. This ASU requires that equity investments (except those accounted for under the equity method of accounting or those that result in the consolidation of the investee) to be measured at fair value with changes recognized in earnings. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. In addition, there were other amendments to certain disclosure and presentation matters pertaining to financial instruments, including the requirement of an entity to use the exit price notion when measuring the fair value of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

financial instruments for disclosure purposes. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this ASU should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values should be applied prospectively to equity investments that exist as of the date of adoption. Early application is permitted for certain matters only. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases. This ASU requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. In addition, among other changes to the accounting for leases, this ASU retains the distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous guidance. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments in this ASU should be applied using a modified retrospective approach. Early application is permitted. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In March 2016, the FASB issued ASU No. 2016-07, Simplifying the transition to equity method of accounting, which amends FASB ASC Topic 323, Investments - Equity Method and Joint Ventures. This ASU eliminates the retroactive adjustment of an investment that qualifies for the equity method as a result of an increase in the level of ownership or degree of influence as if the equity method had been in effect during all previous periods that the investment had been held. The amendments in this ASU are effective for interim and annual fiscal years beginning after December 15, 2016. Earlier application is permitted. We anticipate that the adoption of this guidance will have minimal impact on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In March 2016, the FASB issued ASU No. 2016-08, Principal versus agent considerations (reporting revenue gross versus net), which amends FASB ASC Topic 606, Revenue from Contracts with Customers. This ASU clarifies the implementation guidance on principal versus agent considerations, including providing guidance on indicators to assist in the evaluation as to whether an entity controls a specified good or service before it is transferred to the customers. The amendments in this ASU is effective the same time that FASB ASU No. 2014-09 becomes effective. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
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
Investment
Our Investment segment is comprised of various private investment funds, including the Investment Funds, through which we invest our proprietary capital. We and certain of Mr. Icahn's wholly owned affiliates are the sole investors in the Investment Funds. Icahn Onshore LP and Icahn Offshore LP (together, the "General Partners") act as the general partner of Icahn Partners and the Master Fund, respectively. The General Partners provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds are not offered to outside investors.
We had interests in the Investment Funds with a fair value of approximately $1.8 billion and $3.4 billion as of March 31, 2016 and December 31, 2015, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

Automotive
We conduct our Automotive segment through our majority ownership in Federal-Mogul Holdings Corporation ("Federal-Mogul"), our wholly owned subsidiary IEH Auto Parts Holding LLC ("IEH Auto"), effective June 1, 2015, and our wholly owned subsidiary Pep Boys, effective February 3, 2016 (see acquisition below).
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
As of March 31, 2016, we owned approximately 82.0% of the total outstanding common stock of Federal-Mogul.
On February 28, 2016, Icahn Enterprises issued a proposal to the board of directors of Federal-Mogul to purchase the remaining shares of Federal-Mogul common stock not owned by us in a merger transaction pursuant to which Federal-Mogul shareholders would receive $7.00 per share in cash for their shares of Federal-Mogul common stock. Federal-Mogul’s board of directors subsequently authorized the formation of a special committee consisting of three of the four independent members of Federal-Mogul's board of directors to review and evaluate this proposal and any alternative transactions involving Federal-Mogul.  Following its formation, the special committee engaged Houlihan Lokey Capital, Inc. as its financial advisor and Richards, Layton & Finger as its legal counsel.  The special committee, working with its advisors, has commenced its review and evaluation of Icahn Enterprises' proposal and alternatives thereto. Subsequent to submitting its proposal, Icahn Enterprises advised Federal-Mogul's board of directors that it was not considering selling its stake in Federal-Mogul at the current time.
Pep Boys has 805 locations in the automotive aftermarket industry located throughout the United States and Puerto Rico. Pep Boys stores are organized into a hub and spoke network consisting of Supercenters and Service & Tire Centers. Supercenters average approximately 20,000 square feet and combine a parts and accessories store with professional service centers that perform a full range of automotive maintenance and repair services. Most of the Pep Boys Supercenters also have a commercial sales program that provides prompt delivery of parts, tires and equipment to automotive repair shops and dealers. Service & Tire Centers, which average approximately 6,000 square feet, provide automotive maintenance and repair services in neighborhood locations that are conveniently located where our customers live or work.
IEH Auto has 32 distribution centers and satellite locations and 274 corporate-owned jobber stores in the United States and supports a network of more than 2,000 independent wholesalers. Through its banner and technical support programs as well as its offering of premium auto parts, IEH Auto has built its reputation on being the partner of choice for independent entrepreneurs eager to tap into the strength of large network.
Pep Boys and IEH Auto are being operated together in order to grow their sales to do-it-for-me ("DIFM") distributors and DIFM service professionals, to grow their automotive service business, and to maintain their do-it-yourself customer bases by offering the newest and broadest product assortment in the automotive aftermarket.
In addition, Federal-Mogul is operated independently from Pep Boys and IEH Auto. Transactions among Federal-Mogul, Pep Boys and IEH Auto have been eliminated in consolidation.
Pep Boys Acquisition
On February 3, 2016, pursuant to a tender offer, Icahn Enterprises acquired a majority of the outstanding shares of Pep Boys. On February 4, 2016, Icahn Enterprises completed the acquisition of the remaining outstanding shares of Pep Boys and our wholly owned subsidiary, IEP Parts Acquisition LLC, merged with and into Pep Boys, with Pep Boys surviving the merger as a wholly owned subsidiary of Icahn Enterprises Holdings. The total value for the acquisition of Pep Boys was approximately $1.2 billion, including the fair value of our equity interest in Pep Boys just prior to our acquisition of a controlling interest.
Prior to obtaining a controlling interest, we remeasured our equity interest in Pep Boys to its acquisition-date fair value of $121 million. The difference between the carrying value and the acquisition-date fair value of our equity interest in Pep Boys was immaterial.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

A preliminary valuation of the net assets of the Pep Boys acquisition resulted in $943 million allocated to tangible net assets and $293 million allocated to goodwill and other intangible net assets as of the acquisition date. Our allocation to other intangible net assets includes $69 million allocated to unfavorable leases liability which is included in accrued expenses and other liabilities on the condensed consolidated balance sheets. We are in the process of valuing the Pep Boys acquisition and have recorded provisional amounts based on preliminary estimates of fair value of net assets acquired, including goodwill. The provisional measurements of net assets are subject to change as we finalize the purchase price allocation. The acquisition of Pep Boys was not material, individually or in the aggregate with the Trump (as defined below) business acquisition, to our condensed consolidated financial statements.
Accounts Receivable, net
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $491 million and $408 million as of March 31, 2016 and December 31, 2015, respectively. Of those gross amounts, $479 million and $401 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the condensed consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of March 31, 2016 and December 31, 2015, Federal-Mogul had withdrawn cash related to such transferred receivables of $1 million and $1 million, respectively. Proceeds from the transfers of accounts receivable qualifying as sales were $413 million and $390 million for the three months ended March 31, 2016 and 2015, respectively.
For the three months ended March 31, 2016 and 2015, expenses associated with transfers of receivables were $3 million and $2 million, respectively. Such expenses were recorded in the condensed consolidated statements of operations within other income (loss), net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.
Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposure to Federal-Mogul associated with certain of these facilities' terms were $4 million and $11 million as of March 31, 2016 and December 31, 2015, respectively.
Restructuring
During the three months ended March 31, 2016 and 2015, Federal-Mogul recorded $15 million and $12 million, respectively, in restructuring charges. These restructuring charges, primarily consisting of employee costs and headcount reductions, pertain to all restructuring programs that Federal-Mogul has initiated in order to improve its operating performance.
Federal-Mogul's restructuring expenses for the three months ended March 31, 2016 are aimed at optimizing its cost structure. Federal-Mogul expects to complete these programs in 2017 and incur additional restructuring and other charges of approximately $1 million. For programs previously initiated in prior periods, Federal-Mogul expects to complete these programs in 2018 and incur additional restructuring charges of approximately $5 million.
Energy
We conduct our Energy segment through our majority ownership in CVR. CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining and CVR Partners, respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate ("UAN") and ammonia. As of March 31, 2016, CVR owned 100% of the general partners of CVR Refining and CVR Partners and approximately 66% of the common units of CVR Refining and approximately 53% of the common units of CVR Partners. Immediately subsequent to the completion of the mergers, as discussed below, CVR held approximately 34% of the outstanding common units of CVR Partners and 100% of the general partner interest.
As of March 31, 2016, we owned approximately 82.0% of the total outstanding common stock of CVR. In addition, as of March 31, 2016, we owned approximately 4.0% of the total outstanding common units of CVR Refining directly.
CVR Partners - Rentech Mergers
On April 1, 2016, CVR Partners completed its merger with Rentech Nitrogen Partners, L.P., now known as East Dubuque Nitrogen, L.P. ("East Dubuque"), a publicly traded partnership whose common units were formerly listed on the New York

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

Stock Exchange under the ticker symbol "RNF", and Rentech Nitrogen GP, LLC, now known as East Dubuque Nitrogen GP, LLC ("East Dubuque GP"), pursuant to which CVR Partners acquired East Dubuque and East Dubuque GP.
In connection with the merger, CVR Partners issued approximately 40.2 million common units to East Dubuque common unitholders and paid $99 million in cash consideration.
East Dubuque’s debt arrangements that remained in place until the closing date of the mergers included $320 million of Second Lien Notes due 2021 ("Second Lien Notes"). East Dubuque is required under the change of control provision within the indenture governing the Second Lien Notes to offer to purchase, within 90 days of the mergers, all outstanding Second Lien Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of purchase. On April 1, 2016, in connection with the closing of the mergers, CVR Partners entered into a new $320 million senior term loan facility with AEPC, a wholly owned subsidiary of Icahn Enterprises, as the lender, which (i) may be used by CVR to provide funds to East Dubuque to make a change of control offer and, and if applicable, a "clean-up" redemption in accordance with the indenture governing the Second Lien Notes or (ii) may be used by CVR Partners or East Dubuque to make a tender offer for the Second Lien Notes and, in each case, pay fees and expenses thereto.
East Dubuque, located in East Dubuque, Illinois, owns and operates two fertilizer facilities, producing primarily ammonia and UAN using natural gas as its facility's primary feedstock. The primary reasons for the mergers were to expand CVR Partners geographical footprint, diversify its raw material feedstocks, widen its customer reach and increase its potential cash-flow generation.
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
In addition to the refineries, CVR's petroleum business owns and operates the following: (i) a crude oil gathering system with a gathering capacity of over 65,000 barrels per day ("bpd") serving Kansas, Oklahoma, Missouri, Nebraska, Colorado and Texas; (ii) a 170,000 bpd pipeline system (supported by approximately 336 miles of active owned and leased pipeline) that transports crude oil to its Coffeyville refinery from its Broome Station facility near Caney, Kansas; (iii) approximately 6.4 million barrels of company owned and leased crude oil storage capacity; (iv) a rack marketing division supplying product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and at throughput terminals on Magellan and NuStar Energy, LP's ("NuStar") refined products distribution systems; and (v) over 4.5 million barrels of combined refinery related storage capacity.
Nitrogen Fertilizer Business
CVR Partners' nitrogen fertilizer business consists of a nitrogen fertilizer manufacturing facility that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. The facility includes a 1,300 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit and a gasifier complex having a capacity of 89 million standard cubic feet per day of hydrogen. The gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving reliability.
Metals
We conduct our Metals segment through our indirect wholly owned subsidiary, PSC Metals, Inc. (“PSC Metals”). PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms and supplies the recycled metals to its customers, including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. PSC Metals’ ferrous products include busheling, plate and structural, shredded, sheared and bundled scrap metal and other purchased scrap metal such as turnings (steel machining fragments), cast furnace iron and broken furnace iron. PSC Metals processes the scrap into a size, density and purity required by customers to meet their production needs. PSC Metals also processes non-ferrous metals, including aluminum, copper, brass, stainless steel and nickel-bearing metals. Non-ferrous products are a significant raw material in the production of aluminum and copper alloys used in manufacturing. PSC Metals also operates a steel products business that includes the supply of secondary plate and structural grade pipe that is sold into niche markets for counterweights, piling and foundations, construction materials and infrastructure end-markets. PSC Metals

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

also purchases end of life vehicles, dismantles those vehicles, resells valuable parts, and ships the resulting vehicle hulks to our shredder yards.
Railcar
We conduct our Railcar segment through our majority ownership interest in ARI and our wholly owned subsidiary American Railcar Leasing, LLC ("ARL").
ARI manufactures railcars that are offered for sale or lease, custom and standard railcar components and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including shippers, leasing companies, industrial companies, and Class I railroads. ARI leases railcars that it manufactures to certain markets that include the energy, food and agriculture, chemical, minerals and petrochemical industries. ARI provides railcar services consisting of railcar repair services, ranging from full to light repair, engineering and on-site repairs and maintenance through its various repair facilities, including mini repair shops and mobile repair units.
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
As of March 31, 2016, we owned approximately 60.7% of the total outstanding common stock of ARI.
Gaming
We conduct our Gaming segment through our majority ownership in Tropicana and our wholly owned subsidiary, Trump Entertainment Resorts, Inc. (“Trump”) which owns and operates Trump Taj Mahal Casino Resort. As discussed below, we obtained control and began consolidating the results of Trump upon its emergence from bankruptcy on February 26, 2016.
Tropicana owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The eight casino facilities it operates feature approximately 392,000 square feet of gaming space with 7,900 slot machines, 270 table games and 5,500 hotel rooms with two casino facilities located in Nevada and one in each of Mississippi, Missouri, Indiana, Louisiana, New Jersey and Aruba.
Trump owns and operates Trump Taj Mahal Casino Resort ("Trump Taj Mahal") which is located in Atlantic City, New Jersey.  Trump Taj Mahal features approximately 160,000 square feet of gaming space with 2,500 slot machines, 130 table games and 2,000 hotel rooms. In addition, Trump also owns an idled casino property in Atlantic City, New Jersey, Trump Plaza Hotel and Casino, which ceased operations in September 2014.
As of March 31, 2016, we owned approximately 68.5% of the total outstanding common stock of Tropicana.
Trump Acquisition
On September 9, 2014, Trump and its subsidiaries filed voluntary Chapter 11 petitions in the United States Bankruptcy Court for the District of Delaware in Wilmington, Delaware. On February 26, 2016 (the "Effective Date"), Trump emerged from bankruptcy. Icahn Enterprises was the sole holder of Trump's senior secured debt. On the Effective Date, among other things, the existing pre-petition senior secured debt with a face amount of $286 million held by Icahn Enterprises was extinguished and converted into 100% of Trump’s New Common Stock (as defined in the bankruptcy plan). As a result, we became the 100% owner of Trump after reorganization and accordingly, obtained control and began consolidating the results of Trump on February 26, 2016. We accounted for this this acquisition as a business combination under FASB ASC Topic 805, Business Combinations.
Prior to obtaining a controlling interest in Trump upon its emergence from bankruptcy, we remeasured our interest in Trump to its acquisition-date fair value of $126 million, resulting in a $16 million gain on investment activities.
A preliminary valuation of the net assets of the Trump business resulted in $109 million allocated to tangible net assets and $17 million to trademarks and brand names. We are in the process of valuing the Trump acquisition and have recorded provisional amounts based on preliminary estimates of fair value of net assets acquired. The provisional measurements of net assets are subject to change as we finalize the purchase price allocation. Additionally, at the acquisition date, Trump had a full valuation allowance on its deferred tax assets.  We are in the process of obtaining the information necessary for evaluating the valuation allowance and deferred tax assets acquired.  It is possible that a portion of the valuation allowance on the Trump deferred tax assets will be adjusted in future periods. The acquisition of Trump was not material, individually or in the aggregate with the Pep Boys acquisition, to our condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

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
As of March 31, 2016, we owned approximately 77.2% of the total outstanding common stock of Ferrous Resources.
Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase currently operates nine manufacturing facilities, six distribution centers and three service centers throughout North America, Europe, South America and Asia and derives approximately 69% of its total net sales from customers located outside the United States for the three months ended March 31, 2016.
As of March 31, 2016, we owned approximately 73.3% of the total outstanding common stock of Viskase.
Real Estate
Our Real Estate segment consists of rental real estate, property development and club activities.
As of March 31, 2016, we owned 15 commercial rental real estate properties. Our property development operations are run primarily through Bayswater Development LLC, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor development property in Vero Beach, Florida include land for future residential development of approximately 239 and 1,128 units of residential housing, respectively. Both our developments operate golf and club operations as well. In addition, our Real Estate segment owns an unfinished development property which is located on approximately 23 acres in Las Vegas, Nevada.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

Investment
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. During the three months ended March 31, 2016 and 2015, affiliates of Mr. Icahn made investments aggregating $490 million and $245 million, respectively, in the Investment Funds. As of March 31, 2016 and December 31, 2015, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings) was approximately $4.1 billion and $4.1 billion, respectively, representing approximately 69% and 55%, respectively, of the Investment Funds' assets under management.
Icahn Capital LP ("Icahn Capital") pays for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds. For the three months ended March 31, 2016 and 2015, $(12) million and $98 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement. The expense reversal for the three months ended March 31, 2016 was primarily due to a reversal of performance related compensation expense accrual.
Railcar
ARL Acquisition
On February 29, 2016, Icahn Enterprises entered into a contribution agreement with IRL Holding, LLC ("IRL"), an affiliate of Mr. Icahn, to acquire the remaining 25% economic interest in ARL not already owned by us. Pursuant to this contribution agreement, we contributed 685,367 newly issued depositary units of Icahn Enterprises to IRL in exchange for the remaining 25% economic interest in ARL. As a result of the transaction, we own a 100.0% economic interest in ARL. This transaction was authorized by the independent committee of the board of directors of the general partner of Icahn Enterprises. The independent committee was advised by independent counsel and retained an independent financial advisor which rendered a fairness opinion.
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
Also in April 2015, ARI entered into a parts purchasing and sale agreement with ACF. The agreement was unanimously approved by the independent directors of ARI’s and Icahn Enterprises' audit committee. Under this agreement, ARI and ACF may, from time to time, purchase and sell to each other certain parts for railcars ("Railcar Parts"). ARI also provides a non-exclusive and non-assignable license of certain intellectual property related to the manufacture and sale of Railcar Parts to ARI. The buyer under the agreement must pay the market price of the parts as determined in the agreement or as stated on a public website for all ARI customers. ARI may provide designs, engineering and purchasing support, including all materials and components to ACF. Subject to certain early termination events, the agreement terminates on December 31, 2020.
For the three months ended March 31, 2016 and 2015, ARI purchased $2 million and $3 million, respectively, of components from ACF.
In January 2013, ARI entered into a purchasing and engineering services agreement and license with ACF. The agreement was unanimously approved by the independent directors of ARI’s and Icahn Enterprises' audit committee on the basis that the terms of the agreement were not materially less favorable to ARI than those that could have been obtained in a comparable transaction with an unrelated person. Under this agreement, ARI provides purchasing support and engineering services to ACF in connection with ACF’s manufacture and sale of tank railcars at its facility in Milton, Pennsylvania. Additionally, ARI has granted ACF a nonexclusive, non-assignable license to certain of ARI’s intellectual property, including certain designs, specifications, processes and manufacturing know-how required to manufacture and sell tank railcars during the term of the agreement. In November 2015, ARI and ACF amended this agreement to, among other provisions, extend the termination date to December 31, 2016 from December 31, 2015, subject to certain early termination events.
In consideration for the services and license provided by ARI to ACF in conjunction with the agreement, ACF pays ARI a royalty and, if any, a share of the net profits ("ACF Profits") earned on each railcar manufactured and sold by ACF under the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

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
ARI's revenues under this agreement were $1 million and $2 million for the three months ended March 31, 2016 and 2015, respectively, and were recorded for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF.
In April 2013, AEP Leasing entered into an agreement (the "ACF Agreement") with ACF whereby AEP Leasing would purchase railcars from ACF. The ACF Agreement was assumed by ARL in connection with our purchase of economic interest in ARL. The ACF Agreement was unanimously approved by Icahn Enterprises' audit committee consisting of independent directors, who were advised by independent counsel and an independent financial advisor on the basis that the terms were not less favorable than those terms that could have been obtained in a comparable transaction with an unaffiliated third party. Under this agreement, purchases of railcars from ACF were $9 million for the three months ended March 31, 2015. There were no purchase of railcars from ACF under this agreement for the three months ended March 31, 2016.
In addition to the above purchases, on a contract-by-contract basis, ARL purchased $12 million and $5 million of railcars from ACF for the three months ended March 31, 2016 and 2015, respectively.
Insight Portfolio Group LLC
Insight Portfolio Group LLC (“Insight Portfolio Group”) is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates.
In 2013, Icahn Enterprises Holdings acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of Icahn Enterprises Holdings, including Federal-Mogul, CVR, PSC Metals, ARI, ARL, Tropicana, Viskase and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. A number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. For each of the three months ended March 31, 2016 and 2015, immaterial amounts were paid in respect to certain of Insight Portfolio Group's operating expenses.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

4.	Investments and Related Matters.
Investment
Investments, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, all of which are reported at fair value in our condensed consolidated balance sheets. These investments are considered trading securities. In addition, our Investment segment has certain derivative transactions which are discussed in Note 6, "Financial Instruments - Investment." The carrying value and detail of security type and business sector with respect to investments and securities sold, not yet purchased held by our Investment segment consist of the following:

	March 31, 2016	December 31, 2015
Assets	(in millions)
Investments:
Equity securities:
Basic materials	$860	$563
Communications	218	407
Consumer, non-cyclical	3,035	3,684
Consumer, cyclical	163	115
Diversified	16	17
Energy	1,292	1,461
Financial	1,921	2,094
Industrial	222	188
Technology	1,274	5,795
	9,001	14,324
Corporate debt:
Consumer, cyclical	116	55
Financial	4	4
Sovereign debt	—	13
Utilities	12	—
	132	72
Mortgage-backed securities:
Financial	138	157
	$9,271	$14,553
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$—	$794
Consumer, cyclical	847	—
Financial	151	—
	998	794
Debt securities:
Consumer, cyclical	54	—
	$1,052	$794
The portion of trading gains (loss) that relates to trading securities still held by our Investment segment for the three months ended March 31, 2016 and 2015 was $(174) million and $458 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

Other Segments
The carrying value of investments held by our other segments and our Holding Company consist of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Equity method investments	$340	$323
Other investments	415	475
	$755	$798

5.	Fair Value Measurements.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

The following table summarizes the valuation of our investments, derivative contracts, securities sold not yet purchased and other liabilities by the above fair value hierarchy levels measured on a recurring and non-recurring basis as of March 31, 2016 and December 31, 2015:

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments (Note 4)	$9,007	$430	$249	$9,686	$14,447	$289	$292	$15,028
Derivative contracts, at fair value(1)	—	40	—	40	—	259	—	259
	$9,007	$470	$249	$9,726	$14,447	$548	$292	$15,287
Liabilities
Securities sold, not yet purchased	$998	$54	$—	$1,052	$794	$—	$—	$794
Other liabilities	—	1	—	1	—	3	—	3
Derivative contracts, at fair value(2)	—	469	—	469	—	36	—	36
	$998	$524	$—	$1,522	$794	$39	$—	$833

(1)	Amounts are classified within other assets in our condensed consolidated balance sheets.

(2)	Amounts are classified within accrued expenses and other liabilities in our condensed consolidated balance sheets.

Assets Measured at Fair Value on a Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
The changes in investments measured at fair value on a recurring basis for which we use Level 3 inputs to determine fair value are as follows:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Balance at January 1	$283	$229
Gross unrealized gains (losses)	16	(14)
Purchases	50	—
Transfers (out) in	(122)	1
Balance at March 31	$227	$216
During the first quarter of 2016, we transferred out a Level 3 corporate debt investment in the amount of $126 million.  See Note 2, "Operating Units - Gaming," for further discussion regarding this transaction.
During 2015, the Holding Company made a certain investment classified as trading securities, which is considered a Level 3 investment due to unobservable market data and is measured at fair value on a recurring basis. We purchased an additional $50 million of this investment during the three months ended March 31, 2016. We determined the fair value of this investment using internally developed models and other valuation techniques. As of March 31, 2016 and December 31, 2015, the fair value of this investment was $207 million and $157 million, respectively.
There were no unrealized gains or losses included in earnings for the three months ended March 31, 2016 related to Level 3 investments still held at March 31, 2016 by our Investment and Gaming segments and the Holding Company.
Assets Measured at Fair Value on a Non-Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
We have certain investments in debt securities classified as held-to-maturity within our Gaming segment since we have the ability and intent to hold the bonds to maturity. The debt securities are classified as Level 3 investments measured at fair value on a non-recurring basis and therefore are excluded from the roll forward of Level 3 investments measured on a recurring basis above. As of March 31, 2016 and December 31, 2015, the fair value of these debt securities was $22 million and $9 million, respectively, with the increase resulting from our acquisition of Trump during the first quarter of 2016.
During the three months ended March 31, 2016, our Energy segment recorded a goodwill impairment charge of 574 million, which represented the full amount of the remaining goodwill allocated to this segment. Refer to Note 8, "Goodwill and

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

Intangible Assets, Net," for further discussion. Additionally, during the three months ended March 31, 2016, our Automotive segment recorded $3 million of impairment relating to property, plant and equipment.

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
March 31, 2016 (Unaudited)

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
The Investment Funds may also purchase and write option contracts. As a writer of option contracts, the Investment Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Investment Funds are obligated to purchase or sell, at the holder's option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds' satisfaction of the obligations may exceed the amount recognized in our condensed consolidated balance sheets. At March 31, 2016, the maximum payout amounts relating to certain put options written by the Investment Funds were $830 million, of which $830 million related to covered put options on existing short positions on certain stock and credit indices. At December 31, 2015, the maximum payout amounts relating to certain put options written by the Investment Funds were approximately $5.9 billion, of which approximately $5.9 billion related to covered put options on existing short positions on certain stock and credit indices. As of March 31, 2016 and December 31, 2015, there were unrealized gains of $10 million and $67 million, respectively, with respect to these put options.
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds' derivative instruments with credit-risk-related contingent features that are in a liability position at March 31, 2016 and December 31, 2015 was $467 million and $33 million, respectively.
At March 31, 2016 and December 31, 2015, the Investment Funds had approximately $476 million and $883 million, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash in our condensed consolidated balance sheets.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

Automotive
Commodity Price Risk
Federal-Mogul's production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. The primary purpose of Federal-Mogul's commodity price forward contract activity is to manage the volatility associated with forecasted purchases. Federal-Mogul monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include copper, nickel, tin, zinc, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to 15 months in the future.
Federal-Mogul had commodity price hedge contracts outstanding with combined notional values of $21 million and $28 million at March 31, 2016 and December 31, 2015, respectively, substantially all of which mature within one year in each of the respective periods and all of which were designated as hedging instruments for accounting purposes. Federal-Mogul had a net liability balance of $2 million and $3 million as of March 31, 2016 and December 31, 2015, respectively, with respect to these hedging positions. Unrealized net losses of $2 million and $2 million were recorded in accumulated other comprehensive loss as of March 31, 2016 and December 31, 2015, respectively.
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
Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Foreign currency forwards are also used in conjunction with Federal-Mogul's commodity hedging program. As part of its hedging program, Federal-Mogul attempts to limit hedge ineffectiveness by matching terms of the commodity purchases with the hedging instrument. Federal-Mogul does not hold any foreign currency price hedge contracts as of March 31, 2016 or December 31, 2015.
Concentrations of Credit Risk
Financial instruments including cash equivalents, derivative contracts, and accounts receivable, expose Federal-Mogul to counter-party credit risk for non-performance. Federal-Mogul’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet its requirement of high credit standing. Federal-Mogul's counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. Federal-Mogul manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counter-party and through monitoring counter-party credit risks. Federal-Mogul's concentration of credit risk related to derivative contracts at March 31, 2016 and December 31, 2015 was not material.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

Commodity Swaps
CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the condensed consolidated balance sheets with changes in fair value currently recognized in the condensed consolidated statement of operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At December 31, 2015, CVR had open commodity hedging instruments consisting of 2.5 million barrels of crack spreads primarily to fix the margin on a portion of its future gasoline and distillate production. During the first quarter of 2016, CVR Refining settled a number of the open crack spread positions and entered into offsetting positions to effectively lock in the gain on the remaining positions to be settled in 2016. At March 31, 2016, CVR had open commodity hedging instruments consisting of 0.6 million barrels net of crack spreads and 1.0 million barrels of price and basis swaps. The fair value of the outstanding contracts at March 31, 2016 and December 31, 2015 was a net asset of $22 million and $45 million, respectively. For the three months ended March 31, 2016 and 2015, CVR recognized a net loss of $1 million and $50 million, respectively, which is included in other income (loss), net in the condensed consolidated statements of operations.
Interest Rate Swaps
Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF") had two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt, which matures in April 2016. The aggregate notional amount covered under these agreements totals $63 million (split evenly between the two agreements) and commenced on August 12, 2011 and expired on February 12, 2016. The interest rate swaps agreements terminated in February 2016. The realized losses on the interest rate swaps reclassified from accumulated other comprehensive loss into interest expense was less than $1 million for each of the three months ended March 31, 2016 and 2015.
Consolidated Derivative Information
The volume of our derivative activities based on their notional exposure, categorized by primary underlying risk, is as follows:

	March 31, 2016		December 31, 2015
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Credit swaps(1)	$192	$917	$187	$2,306
Equity swaps	209	15,325	1,343	14,167
Foreign currency forwards	—	883	—	842
Interest rate swap contracts(2)	—	63	—	137
Commodity contracts	26	1,220	43	643

(1)
The short notional amount on our credit default swap positions is approximately $4.1 billion and $10.0 billion as of March 31, 2016 and December 31, 2015, respectively. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $0.9 billion and $2.3 billion as of March 31, 2016 and December 31, 2015, respectively.

(2)
The short notional amount on certain of our interest rate contracts with a three month duration is approximately $16.0 billion as of December 31, 2015. We assume that interest rates will not fall below zero and therefore our downside short notional exposure to loss on these contracts is $74 million (of the total $137 million disclosed in the above table) as of December 31, 2015.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

The following table presents the consolidated fair values of our derivatives that are not designated as hedging instruments:

Derivatives Not Designated as Hedging Instruments	Asset Derivatives(1)		Liability Derivatives(2)
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(in millions)
Equity contracts	$79	$339	$414	$122
Foreign exchange contracts	—	—	13	19
Credit contracts	1	45	36	53
Interest rate swap contracts	—	—	—	—
Commodity contracts	23	46	67	10
Sub-total	103	430	530	204
Netting across contract types(3)	(63)	(171)	(63)	(171)
Total(3)	$40	$259	$467	$33

(1)	Net asset derivatives are located within other assets in our condensed consolidated balance sheets.

(2)	Net liability derivatives are located within accrued expenses and other liabilities in our condensed consolidated balance sheets.

(3)	Excludes netting of cash collateral received and posted. The total collateral posted at March 31, 2016 and December 31, 2015 was $476 million and $883 million, respectively, across all counterparties.
The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our derivatives not designated as hedging instruments:

	(Loss) Gain Recognized in Income(1)
Derivatives Not Designated as Hedging Instruments	Three Months Ended March 31,
	2016	2015
	(in millions)
Equity contracts	$(408)	$(165)
Foreign exchange contracts	(38)	174
Credit contracts	125	(29)
Interest rate contracts	(12)	—
Commodity contracts	(49)	19
	$(382)	$(1)

(1)
Gains (losses) recognized on derivatives are classified in net gain (loss) from investment activities in our condensed consolidated statements of operations for our Investment segment and are included in other income (loss), net for all other segments.

7.	Inventories, Net.
Inventories, net consists of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Raw materials	$459	$457
Work in process	301	292
Finished goods	2,136	1,510
	$2,896	$2,259

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
	(in millions)
Automotive	$1,722	$(538)	$1,184	$1,458	$(538)	$920
Energy	930	(930)	—	930	(356)	574
Railcar	7	—	7	7	—	7
Food Packaging	3	—	3	3	—	3
	$2,662	$(1,468)	$1,194	$2,398	$(894)	$1,504

Intangible assets, net consists of the following:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$1,071	$(426)	$645	$1,042	$(409)	$633
Developed technology	142	(94)	48	144	(90)	54
In-place leases	121	(75)	46	121	(73)	48
Gasification technology license	60	(9)	51	60	(9)	51
Other	47	(23)	24	47	(23)	24
	$1,441	$(627)	$814	$1,414	$(604)	$810
Indefinite-lived intangible assets:
Trademarks and brand names			$360			$260
Gaming licenses			38			38
			398			298
Intangible assets, net			$1,212			$1,108
Amortization expense associated with definite-lived intangible assets for the three months ended March 31, 2016 and 2015 was $23 million and $22 million, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.
For our segments discussed below, the fair values of our reporting units are based upon consideration of various valuation methodologies, one of which is projecting future cash flows discounted at rates commensurate with the risks involved (“Discounted Cash Flow” or “DCF”). Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. We believe that our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in a DCF are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

Automotive
As further discussed in Note 2, "Operating Units - Automotive," during the first quarter of 2016, we acquired Pep Boys and allocated $85 million to trademarks and brand names, $25 million to customer relationships and $252 million to goodwill as of the acquisition date. We are in the process of valuing the Pep Boys acquisition and have recorded provisional amounts based on preliminary estimates of fair value of net assets acquired, including goodwill. The provisional measurements of net assets are subject to change as we finalize the purchase price allocation. The Pep Boys acquisition is not material to our condensed consolidated financial statements.
We perform the annual goodwill impairment test for our Automotive segment as of October 1 of each year, or more frequently if impairment indicators exist. Based on "Step 2" of the goodwill impairment analysis of our Automotive segment's Motorparts reporting unit, we recorded a goodwill impairment charge of $312 million for the year ended December 31, 2015. Due to the complexity in the "Step 2" goodwill impairment analysis, we are currently expecting to finalize our Automotive segment's goodwill impairment for the Motorparts reporting unit during the second quarter of 2016 and any resulting difference in the amount of the impairment will be adjusted at that time.
Energy
Due to worsening sales trends for our Energy segment's Petroleum reporting unit, we performed an interim goodwill impairment analysis during the first quarter of 2016. Based on this analysis, our Energy segment recognized a goodwill impairment charge of $574 million, which represented the full amount of the remaining goodwill allocated to the Petroleum reporting unit. Due to the complexity in the "Step 2" goodwill impairment test performed during the first quarter of 2016, we expect to finalize the assessment of our Energy segment's goodwill impairment during the second quarter of 2016 and any resulting difference in the amount of the impairment will be adjusted at that time.
We perform the annual goodwill impairment test for our Energy segment as of April 30 of each year, or more frequently if impairment indicators exist. Due to worsening sales trends for our Energy segment's Fertilizer reporting unit, we performed an interim goodwill impairment analysis during the fourth quarter of 2015. Based on "Step 2" of the goodwill impairment analysis of our Energy segment's Fertilizer reporting unit, we recorded a goodwill impairment charge of $253 million for the year ended December 31, 2015, which represented the full amount of the remaining goodwill allocated to the Fertilizer reporting unit. Due to the complexity in the "Step 2" goodwill impairment test performed during the fourth quarter of 2015, we finalized the assessment of our Energy segment's goodwill impairment for the Fertilizer reporting unit during the first quarter of 2016 and noted that no additional adjustments to goodwill were required for the first quarter of 2016.
Railcar
We perform the annual goodwill impairment test as of November 1 of each year for our Railcar segment. For purposes of goodwill impairment testing, our Railcar segment's manufacturing reporting unit is the only reporting unit with allocated goodwill. We assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. If, however, we had determined that it was more likely than not that the fair value of the reporting unit was less than its carrying amount, then we would perform the first step of the two-step goodwill impairment test. In evaluating whether it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, we considered various qualitative and quantitative factors, including macroeconomic conditions, railcar industry trends and the fact that our railcar manufacturing reporting unit has historical positive operating cash flows that we anticipate will continue. After assessing these factors, we determined that it was more likely than not the fair value of our railcar manufacturing reporting unit was greater than its carrying amount, and therefore no further testing was necessary.
Gaming
As further discussed in Note 2, "Operating Units - Gaming," during the first quarter of 2016, we acquired Trump and allocated $17 million to trademarks and brand names as of the acquisition date. We are in the process of valuing the Trump acquisition and have recorded provisional amounts based on preliminary estimates of fair value of net assets acquired. The provisional measurements of net assets are subject to change as we finalize the purchase price allocation. The Trump acquisition is not material to our condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

9.	Property, Plant and Equipment, Net.
Property, plant and equipment, net consists of the following:

	Useful Life	March 31, 2016	December 31, 2015
	(in years)	(in millions)
Land		$790	$549
Buildings and improvements	4 - 40	2,975	2,456
Machinery, equipment and furniture	1 - 30	6,522	6,047
Assets leased to others	15 - 39	4,025	3,994
Construction in progress		589	598
		14,901	13,644
Less: Accumulated depreciation and amortization		(4,329)	(4,109)
Property, plant and equipment, net		$10,572	$9,535
Assets leased to others are related to our Railcar and Real Estate segments. Included in assets leased to others in the table above are our Railcar segment's railcars for lease in the amount of approximately $3.6 billion and $3.6 billion as of March 31, 2016 and December 31, 2015, respectively. Additionally, included in assets leased to others in the table above are our Real Estate segment's properties on lease in the amount of $422 million and $423 million as of March 31, 2016 and December 31, 2015, respectively. Aggregate accumulated depreciation pertaining to assets leased to others is approximately $1.1 billion and $1.1 billion as of March 31, 2016 and December 31, 2015, respectively.
Depreciation and amortization expense related to property, plant and equipment for the three months ended March 31, 2016 and 2015 was $207 million and $182 million, respectively.

10.	Debt.
Debt consists of the following:

	March 31, 2016	December 31, 2015
	(in millions)
5.875% senior unsecured notes due 2022 - Icahn Enterprises/Icahn Enterprises Holdings	$1,338	$1,338
6.00% senior unsecured notes due 2020 - Icahn Enterprises/Icahn Enterprises Holdings	1,706	1,706
4.875% senior unsecured notes due 2019 - Icahn Enterprises/Icahn Enterprises Holdings	1,270	1,270
3.50% senior unsecured notes due 2017 - Icahn Enterprises/Icahn Enterprises Holdings	1,173	1,172
Debt facilities - Automotive	3,262	3,121
Debt facilities - Energy	620	619
Debt and credit facilities - Railcar	2,461	2,671
Credit facilities - Gaming	288	289
Credit facilities - Food Packaging	267	267
Other	145	141
	$12,530	$12,594
Except for those described below, there were no other significant changes to our consolidated debt during the three months ended March 31, 2016 as compared to that reported in our Annual Report on Form 10-K for the year ended December 31, 2015. Additionally, where applicable, we or our subsidiaries were in compliance with all covenants for their respective debt instruments as of March 31, 2016 and December 31, 2015.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

Senior Unsecured Notes - Icahn Enterprises and Icahn Enterprises Holdings
Senior Unsecured Notes Covenants
As of March 31, 2016 and December 31, 2015, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of March 31, 2016, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness.
Debt Facilities - Automotive
Federal-Mogul
During the first quarter of 2016, Federal-Mogul increased its borrowing capacity under its revolving credit facility by $50 million to $600 million. As of March 31, 2016 and December 31, 2015, the outstanding balance on Federal-Mogul's revolving credit facility was $390 million and $340 million, respectively. As of March 31, 2016 and December 31, 2015, the borrowing availability under Federal-Mogul's revolving credit facility was $170 million and $170 million, respectively. Federal-Mogul had $40 million and $40 million of letters of credit outstanding as of March 31, 2016 and December 31, 2015, respectively, pertaining to Federal-Mogul's term loan credit facility. To the extent letters of credit associated with the Federal-Mogul's revolving credit facility are issued, there will be a corresponding decrease in borrowings available under this facility.
IEH Auto and Pep Boys
On November 25, 2015, IEH Auto entered into a senior secured asset based revolving credit facility (the "IEH Auto Credit Facility") with Bank of America as agent, sole lead arranger, and sole bookrunner for $125 million. On January 25, 2016, the IEH Auto Credit Facility was amended and restated to include Citizens Bank as the documentation agent and to increase the revolver commitments to $210 million.
As of March 31, 2016 and December 31, 2015, the IEH Auto Credit Facility had an outstanding balance of $100 million and $75 million, respectively, and $3 million and $3 million, respectively, in letters of credit.  As of March 31, 2016, the availability on the IEH Auto Credit Facility was $42 million.
Pep Boys has a revolving credit agreement with Bank of America, N.A., as Administrative Agent, and other parties thereto providing for borrowings of up to $300 million and having a maturity of July 2016. The interest rate on this facility is LIBOR plus a margin of 2.00% to 2.50% for LIBOR rate borrowings or Prime plus 1.00% to 1.50% for Prime rate borrowings. The margin is based upon the then current availability under the facility. As of March 31, 2016, Pep Boys had $60 million outstanding under the facility and $41 million of availability was utilized to support outstanding letters of credit. Taking into account the borrowing base requirements (including reduction for amounts outstanding under the trade payable program), as of March 31, 2016, there was $81 million of availability remaining under the facility.
Debt and Credit Facilities - Energy
Amended and Restated Asset Backed (ABL) Credit Facility
As of March 31, 2016, CVR Refining and its subsidiaries had availability under its existing amended and restated asset backed credit facility (the "CVR Refining Credit Facility") of $245 million and had letters of credit outstanding of $28 million. There were no borrowings outstanding under the CVR Refining Credit Facility as of March 31, 2016. Availability under the CVR Refining Credit Facility was limited by borrowing base conditions as of March 31, 2016.
CVR Partners Credit Facility
CVR Partners' credit facility includes a term loan in the amount of $125 million and a revolving credit facility. No amounts were outstanding under the revolving credit facility at March 31, 2016. On April 1, 2016, CVR Partners repaid all amounts outstanding with respect to its term loan under the credit facility and the credit facility was terminated.
Debt and Credit Facilities - Railcar
ARI
2015 Revolving Credit Facility
In December 2015, ARI completed a financing of its railcar lease fleet with availability of up to $200 million under a credit agreement. The initial amount drawn from the revolving credit facility ("ARI Revolving Loan") obtained at closing amounted to $100 million, net of fees and expenses. In February 2016, ARI repaid amounts outstanding under the ARI

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

Revolving Loan in full and as of March 31, 2016, ARI had borrowing availability of $200 million under the ARI Revolving Loan.
As of March 31, 2016 and December 31, 2015, the net book value of the railcars that were pledged as part of ARI's credit facilities was $558 million and $564 million, respectively.

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
Components of net periodic benefit cost for the three months ended March 31, 2016 and 2015 are as follows:

	Pension Benefits		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
	(in millions)
Service cost	$4	$5	$—	$—
Interest cost	17	16	3	3
Expected return on plan assets	(14)	(17)	—	—
Amortization of actuarial losses	5	7	1	2
Amortization of prior service credit	—	—	(1)	(1)
	$12	$11	$3	$4

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

12.	Net Income Per LP Unit.
The following table sets forth the allocation of net income attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted income per LP unit of Icahn Enterprises for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in millions, except per unit data)
Net (loss) income attributable to Icahn Enterprises	$(837)	$161
Net (loss) income attributable to Icahn Enterprises allocable to limited partners (98.01% allocation)	$(820)	$158

Basic (loss) income per LP unit	$(6.21)	$1.28
Basic weighted average LP units outstanding	132	123

Dilutive effect of unit distribution declared:
Income		$—
Units		1

Diluted (loss) income per LP unit	$(6.21)	$1.27
Diluted weighted average LP units outstanding	132	124
LP Unit Issuance
As disclosed in Note 3, "Related Party Transactions," pursuant to a certain contribution agreement, on February 29, 2016, we contributed 685,367 newly issued depositary units of Icahn Enterprises to IRL in exchange for the remaining 25% economic interest in ARL.
LP Unit Distributions
On February 23, 2016, Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. As a result, on April 12, 2016, Icahn Enterprises distributed an aggregate 2,824,186 depositary units to unit holders electing to receive depositary units in connection with this distribution.
Mr. Icahn and his affiliates elected to receive a majority of their proportionate share of these distributions in depositary units. As of May 5, 2016, Mr. Icahn and his affiliates owned 89.3% of Icahn Enterprises outstanding depositary units.
Because the depositary unit holder has the election to receive the distribution either in cash or additional depositary units, we recorded a unit distribution liability of $202 million on our condensed consolidated balance sheets as the unit distribution had not been made as of March 31, 2016. In addition, the unit distribution liability, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets, is considered a potentially dilutive security and is considered in the calculation of diluted income per LP unit as disclosed above. However, as their effect would be anti-dilutive, 1 million weighted average units have been excluded from the calculation of diluted income per LP unit for the three months ended March 31, 2016. Any difference between the liability recorded and the amount representing the aggregate value of the number of depositary units distributed and cash paid would be charged to equity.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

13.	Segment Reporting.
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Automotive, Energy, Metals, Railcar, Gaming, Mining, Food Packaging, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the Holding Company. Our determination of what constitutes an operating segment is based on the various industries in which our businesses operate and how we manage those businesses in accordance with our investment strategy. We assess and measure segment operating results based on net income from continuing operations attributable to Icahn Enterprises and Icahn Enterprises Holdings, as disclosed below. Certain terms of financings for certain of our segments impose restrictions on the segments' ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions. See Note 2, “Operating Units,” for a detailed description of each of our reporting segments.
Icahn Enterprises' condensed statements of operations by reporting segment for the three months ended March 31, 2016 and 2015 are presented below:

	Three Months Ended March 31, 2016
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$2,321	$906	$58	$124	$—	$10	$77	$2	$50	$—	$3,548
Other revenues from operations	—	80	—	—	132	218	—	—	16	—	—	446
Net (loss) income from investment activities	(945)	—	—	—	—	—	—	—	—	—	9	(936)
Interest and dividend income	38	1	—	—	1	—	—	—	—	—	2	42
Other income (loss), net	(1)	24	(1)	—	2	—	(3)	4	1	1	—	27
	(908)	2,426	905	58	259	218	7	81	19	51	11	3,127
Expenses:
Cost of goods sold	—	1,912	927	64	102	—	14	61	1	42	—	3,123
Other expenses from operations	—	76	—	—	54	106	—	—	10	—	—	246
Selling, general and administrative	(12)	350	35	4	12	97	4	12	3	9	4	518
Restructuring	—	15	—	—	—	—	—	—	—	—	—	15
Impairment	—	3	574	—	—	—	—	—	—	—	—	577
Interest expense	87	39	11	—	23	3	1	3	1	—	73	241
	75	2,395	1,547	68	191	206	19	76	15	51	77	4,720
(Loss) income before income tax (expense) benefit	(983)	31	(642)	(10)	68	12	(12)	5	4	—	(66)	(1,593)
Income tax (expense) benefit	—	(3)	28	4	(18)	(6)	(1)	(1)	—	—	(19)	(16)
Net (loss) income	(983)	28	(614)	(6)	50	6	(13)	4	4	—	(85)	(1,609)
Less: net loss (income) attributable to non-controlling interests	533	(7)	261	—	(14)	(3)	3	(1)	—	—	—	772
Net (loss) income attributable to Icahn Enterprises	$(450)	$21	$(353)	$(6)	$36	$3	$(10)	$3	$4	$—	$(85)	$(837)

Supplemental information:
Capital expenditures	$—	$99	$48	$1	$39	$16	$2	$3	$—	$2	$—	$210
Depreciation and amortization(1)	$—	$104	$56	$6	$34	$17	$1	$5	$5	$2	$—	$230

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

	Three Months Ended March 31, 2015
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,835	$1,389	$106	$103	$—	$—	$85	$—	$47	$—	$3,565
Other revenues from operations	—	—	—	—	117	193	—	—	19	—	—	329
Net gain (loss) from investment activities	570	—	35	—	—	—	—	—	—	—	(14)	591
Interest and dividend income	49	1	1	—	1	—	—	—	—	—	1	53
Other income (loss), net	—	9	(51)	—	—	(1)	—	(3)	19	—	—	(27)
	619	1,845	1,374	106	221	192	—	82	38	47	(13)	4,511
Expenses:
Cost of goods sold	—	1,584	1,237	116	82	—	—	66	—	40	—	3,125
Other expenses from operations	—	—	—	—	48	96	—	—	11	—	—	155
Selling, general and administrative	100	217	32	5	11	82	—	12	3	8	7	477
Restructuring	—	12	—	—	—	—	—	—	—	—	—	12
Impairment	—	1	—	—	—	—	—	—	—	—	—	1
Interest expense	123	36	12	—	20	3	—	3	1	—	72	270
	223	1,850	1,281	121	161	181	—	81	15	48	79	4,040
Income (loss) before income tax (expense) benefit	396	(5)	93	(15)	60	11	—	1	23	(1)	(92)	471
Income tax (expense) benefit	—	(15)	(18)	6	(16)	(4)	—	(1)	—	—	(1)	(49)
Net income (loss)	396	(20)	75	(9)	44	7	—	—	23	(1)	(93)	422
Less: net (income) loss attributable to non-controlling interests	(212)	2	(32)	—	(17)	(2)	—	—	—	—	—	(261)
Net income (loss) attributable to Icahn Enterprises	$184	$(18)	$43	$(9)	$27	$5	$—	$—	$23	$(1)	$(93)	$161

Supplemental information:
Capital expenditures	$—	$108	$46	$15	$162	$26	$—	$4	$—	$2	$—	$363
Depreciation and amortization(1)	$—	$83	$58	$7	$29	$15	$—	$5	$5	$2	$—	$204

(1)
Excludes amounts related to the amortization of deferred financing costs and debt discounts and premiums included in interest expense in the amounts of $4 million and $3 million for the three months ended March 31, 2016 and 2015, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

Icahn Enterprises' condensed balance sheets by reporting segment as of March 31, 2016 and December 31, 2015 are presented below:

	March 31, 2016
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$12	$309	$682	$6	$346	$251	$5	$37	$11	$5	$212	$1,876
Cash held at consolidated affiliated partnerships and restricted cash	663	4	—	5	52	11	—	2	2	9	3	751
Investments	9,271	313	5	—	27	42	—	—	—	—	368	10,026
Accounts receivable, net	—	1,546	110	27	34	12	3	62	3	42	—	1,839
Inventories, net	—	2,342	259	39	76	—	29	80	—	71	—	2,896
Property, plant and equipment, net	—	3,281	2,692	112	2,772	886	135	152	467	72	3	10,572
Goodwill and intangible assets, net	—	1,915	332	4	7	91	—	8	46	3	—	2,406
Other assets	630	576	103	13	88	221	20	85	161	6	13	1,916
Total assets	$10,576	$10,286	$4,183	$206	$3,402	$1,514	$192	$426	$690	$208	$599	$32,282
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$924	$3,000	$1,327	$30	$297	$143	$32	$64	$14	$33	$388	$6,252
Securities sold, not yet purchased, at fair value	1,052	—	—	—	—	—	—	—	—	—	—	1,052
Due to brokers	2,710	—	—	—	—	—	—	—	—	—	—	2,710
Post-employment benefit liability	—	1,169	—	2	8	—	—	51	—	—	—	1,230
Debt	—	3,282	668	—	2,461	288	50	267	27	—	5,487	12,530
Total liabilities	4,686	7,451	1,995	32	2,766	431	82	382	41	33	5,875	23,774

Equity attributable to Icahn Enterprises	1,820	2,502	1,119	174	423	816	85	29	649	175	(5,276)	2,516
Equity attributable to non-controlling interests	4,070	333	1,069	—	213	267	25	15	—	—	—	5,992
Total equity	5,890	2,835	2,188	174	636	1,083	110	44	649	175	(5,276)	8,508
Total liabilities and equity	$10,576	$10,286	$4,183	$206	$3,402	$1,514	$192	$426	$690	$208	$599	$32,282

	December 31, 2015
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$10	$201	$765	$12	$623	$217	$14	$37	$19	$14	$166	$2,078
Cash held at consolidated affiliated partnerships and restricted cash	1,199	—	—	4	53	14	—	1	2	6	3	1,282
Investments	14,553	296	—	—	27	26	—	—	—	—	449	15,351
Accounts receivable, net	—	1,418	96	26	36	9	4	60	2	34	—	1,685
Inventories, net	—	1,656	290	39	97	—	32	77	—	68	—	2,259
Property, plant and equipment, net	—	2,386	2,698	116	2,767	740	134	152	467	72	3	9,535
Goodwill and intangible assets, net	—	1,556	911	5	7	74	—	8	48	3	—	2,612
Other assets	378	430	128	13	71	201	19	81	163	9	108	1,601
Total assets	$16,140	$7,943	$4,888	$215	$3,681	$1,281	$203	$416	$701	$206	$729	$36,403
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$488	$2,061	$1,366	$30	$299	$118	$30	$62	$17	$30	$(60)	$4,441
Securities sold, not yet purchased, at fair value	794	—	—	—	—	—	—	—	—	—	—	794
Due to brokers	7,317	—	—	—	—	—	—	—	—	—	—	7,317
Post-employment benefit liability	—	1,163	—	2	8	—	—	51	—	—	—	1,224
Debt	—	3,135	667	1	2,671	289	50	267	28	—	5,486	12,594
Total liabilities	8,599	6,359	2,033	33	2,978	407	80	380	45	30	5,426	26,370

Equity attributable to Icahn Enterprises	3,428	1,270	1,508	182	742	604	95	23	656	176	(4,697)	3,987
Equity attributable to non-controlling interests	4,113	314	1,347	—	(39)	270	28	13	—	—	—	6,046
Total equity	7,541	1,584	2,855	182	703	874	123	36	656	176	(4,697)	10,033
Total liabilities and equity	$16,140	$7,943	$4,888	$215	$3,681	$1,281	$203	$416	$701	$206	$729	$36,403

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

Icahn Enterprises Holdings
Due to the structure of our business, the consolidated results of operations for Icahn Enterprises and Icahn Enterprises Holdings are substantially the same. Differences primarily relate to non-cash portions of interest expense as well as due to/due from balances between Icahn Enterprises and Icahn Enterprises Holdings and are only reflected in the results of operations for the Holding Company. Segment information for Icahn Enterprises Holdings is presented below for significant financial statement line items affected by these differences.

	Three Months Ended March 31,						March 31,	December 31,
	2016			2015			2016	2015
	Interest Expense	Net (Loss) Income	Net (Loss) Income Attributable to Icahn Enterprises Holdings	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Total Assets	Total Assets
	(in millions)						(in millions)
Investment	$87	$(983)	$(450)	$123	$396	$184	$10,576	$16,140
Automotive	39	28	21	36	(20)	(18)	10,286	7,943
Energy	11	(614)	(353)	12	75	43	4,183	4,888
Metals	—	(6)	(6)	—	(9)	(9)	206	215
Railcar	23	50	36	20	44	27	3,402	3,681
Gaming	3	6	3	3	7	5	1,514	1,281
Mining	1	(13)	(10)	—	—	—	192	203
Food Packaging	3	4	3	3	—	—	426	416
Real Estate	1	4	4	1	23	23	690	701
Home Fashion	—	—	—	—	(1)	(1)	208	206
Holding Company	73	(85)	(85)	72	(93)	(93)	623	753
Consolidated	$241	$(1,609)	$(837)	$270	$422	$161	$32,306	$36,427
Amounts related to the amortization of debt discounts and premiums included in interest expense for the consolidated results of Icahn Enterprises Holdings were $4 million and $3 million for the three months ended March 31, 2016 and 2015, respectively.

14.	Income Taxes.
For the three months ended March 31, 2016, each of Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $16 million on pre-tax loss of $1.6 billion compared to an income tax expense of $49 million on pre-tax income of $471 million for the three months ended March 31, 2015. Our effective income tax rate was (1.0)% and 10.4% for the three months ended March 31, 2016 and 2015, respectively.
For the three months ended March 31, 2016, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership losses for which there was no tax benefit, as such losses are allocated to the partners, and goodwill impairment not deductible for tax purposes.
For the three months ended March 31, 2015, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership income not subject to taxation, as such taxes are the responsibility of the partners.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

15.	Changes in Accumulated Other Comprehensive Loss.
Changes in accumulated other comprehensive loss consists of the following:

	Post-Employment Benefits, Net of Tax	Hedge Instruments, Net of Tax	Translation Adjustments and Other, Net of Tax	Total
	(in millions)
Balance, December 31, 2015	$(632)	$(25)	$(800)	$(1,457)
Other comprehensive income (loss) before reclassifications, net of tax	—	—	48	48
Reclassifications from accumulated other comprehensive income (loss) to earnings	6	—	(1)	5
Other comprehensive income (loss), net of tax	6	—	47	53
Balance, March 31, 2016	$(626)	$(25)	$(753)	$(1,404)

16.	Other Income (Loss), Net.
Other income (loss), net consists of the following:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Realized and unrealized loss on derivatives, net (Note 6)	$(1)	$(51)
Gain on disposition of assets	10	11
Loss on extinguishment of debt	—	(2)
Equity earnings from non-consolidated affiliates	15	14
Foreign currency translation loss	(3)	(2)
Other	6	3
	$27	$(27)

17.	Commitments and Contingencies.
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
March 31, 2016 (Unaudited)

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
Total environmental liabilities, determined on an undiscounted basis, were $14 million and $14 million as of March 31, 2016 and December 31, 2015, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.
Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At March 31, 2016, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $43 million.
Asset Retirement Obligations
Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $16 million and $16 million as of March 31, 2016 and December 31, 2015, respectively, for asset retirement obligations ("ARO"), primarily related to anticipated costs of removing hazardous building materials at its facilities, and has considered impairment issues that may result from capitalization of these ARO amounts.
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
Energy
Unconditional Purchase Obligations
CVR leases various equipment, including railcars, and real properties under long-term operating leases expiring at various dates. For each of the three months ended March 31, 2016 and 2015 lease expense was $2 million. The lease agreements have various remaining terms. Some agreements are renewable, at CVR's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. Additionally, in the normal course of business, CVR has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

Litigation
From time to time, CVR is involved in various lawsuits arising in the normal course of business, including matters such as those described below under "Environmental, Health and Safety Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. It is possible that management’s estimates of the outcomes will change due to uncertainties inherent in litigation and settlement negotiations. Except as described below for our Energy segment, there were no new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2015. In the opinion of CVR's management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying condensed consolidated financial statements. There can be no assurance that management’s beliefs or opinions with respect to liability for potential litigation matters are accurate.
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
As previously reported in our 2015 Form 10-K, the petroleum and nitrogen fertilizer businesses are party to, or otherwise subject to administrative orders and consent decrees with federal, state and local environmental authorities, as applicable, addressing corrective actions under RCRA, the Clean Air Act and the Clean Water Act. The petroleum business also is subject to (i) the Mobile Source Air Toxic II ("MSAT II") rule which requires reductions of benzene in gasoline; (ii) the Renewable Fuel Standard ("RFS"), which requires refiners to either blend "renewable fuels" in with their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending; and (iii) "Tier 3" gasoline sulfur standards. Except as otherwise described below, there have been no new developments or material changes to the environmental accruals or expected capital expenditures related to compliance with the foregoing environmental matters from those provided in our 2015 Form 10-K. CRRM, CRNF, CRCT, WRC and CRT each believe it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described or referenced herein or other EHS matters which may develop in the future will not have a material adverse effect on our Energy segment's business, financial condition, or results of operations.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

As of both March 31, 2016 and December 31, 2015, our Energy segment had environmental accruals of $4 million. CVR's management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, CVR's management believes that the accruals established for environmental expenditures are adequate.
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended March 31, 2016 and 2015, capital expenditures were $4 million and $11 million, respectively, and were incurred for environmental compliance and efficiency of the operations.
The cost of RINs for three months ended March 31, 2016 and 2015 was $43 million and $37 million, respectively. As of March 31, 2016 and December 31, 2015, the petroleum business' biofuel blending obligation was $24 million and $10 million, respectively, which was recorded in accrued expenses and other liabilities on the condensed consolidated balance sheets.
Metals
Environmental Matters
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $28 million and $29 million at March 31, 2016 and December 31, 2015, respectively. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.
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
PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  In addition, PSC Metals recently learned that its Knoxville location was the subject of investigations by the State of Tennessee under the federal Superfund law. These investigations were performed by the State of Tennessee pursuant to a contract with the EPA. PSC Metals is exploring a potential settlement of the matter. Currently, PSC Metals cannot assess the impact of any cost or liability associated with these investigations. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of March 31, 2016 and December 31, 2015. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
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
March 31, 2016 (Unaudited)

certainty at this time. Additionally, PSC Metals believes that liability for off-site contamination was retained by the prior owner of the Festus yard and accordingly, it would have a claim for indemnification against the prior owner.
In late February 2016, the PSC Metals shredder in Beaver Falls, Pennsylvania unknowingly processed scrap obtained from a third party containing radioactive material.  Processing and transfer of that material resulted in the contamination of equipment there, and two other PSC Metals facilities.  PSC Metals notified the appropriate governmental authorities and is working with those agencies and qualified specialist companies to properly remediate the contaminated facilities and dispose of the contaminated material.  PSC Metals believes that the cost of the remediation effort and any business interruption costs are covered by insurance and its financial exposure would be immaterial.
Railcar
On October 24, 2014, ARI filed a complaint in United States District Court for the Southern District of New York against Gyansys, Inc. ("Gyansys"). The complaint asserts a claim against Gyansys for breaching its contract with ARI to implement an enterprise resource planning system. ARI seeks to recover monetary damages in an amount still to be determined, but which ARI alleged exceeds $25 million. Gyansys filed a response to the suit denying its responsibility. It also counterclaimed against ARI for a breach of contract and wrongful termination, seeking damages in excess of $10 million and equitable relief. At this time, ARI does not have sufficient information to reasonably form an estimate of the potential outcome (gain or loss) of this litigation. On September 12, 2015, the court denied ARI's motion to dismiss the wrongful termination counterclaim. A trial date has been tentatively scheduled for September 16, 2016. However, ARI believes that Gyansys' counterclaims lack merit and will continue to vigorously defend against these counterclaims.
Other Matters
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 89.1% of Icahn Enterprises' outstanding depositary units as of March 31, 2016. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. As a result of our ownership of more than 80% in our subsidiaries, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. ACF and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of March 31, 2016 and December 31, 2015. If the plans were voluntarily terminated, they would be underfunded by approximately $584 million and $589 million as of March 31, 2016 and December 31, 2015, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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
March 31, 2016 (Unaudited)

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
Icahn Enterprises
Distribution
On April 29, 2016, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unit holder and will be paid on or about June 16, 2016 to depositary unit holders of record at the close of business on May 12, 2016. Depositary unit holders have until June 6, 2016 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending June 13, 2016. No fractional depositary units will be issued pursuant to the dividend payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
Energy
As further discussed in Note 2, "Operating Units - Energy" on April 1, 2016, CVR Partners completed its previously announced merger with East Dubuque and East Dubuque GP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2016 (this "Report").
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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of March 31, 2016. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned approximately 89.1% of Icahn Enterprises' outstanding depositary units as of March 31, 2016.
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

Results of Operations
Consolidated Financial Results
The following table summarizes total revenues, net income (loss) and net income (loss) attributable to Icahn Enterprises and Icahn Enterprises Holdings for each of our reporting segments and the Holding Company for the three months ended March 31, 2016 and 2015.

	Revenues		Net (Loss) Income		Net (Loss) Income Attributable to Icahn Enterprises/ Icahn Enterprises Holdings
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015
	(in millions)
Investment	$(908)	$619	$(983)	$396	$(450)	$184
Automotive	2,426	1,845	28	(20)	21	(18)
Energy	905	1,374	(614)	75	(353)	43
Metals	58	106	(6)	(9)	(6)	(9)
Railcar	259	221	50	44	36	27
Gaming	218	192	6	7	3	5
Mining	7	—	(13)	—	(10)	—
Food Packaging	81	82	4	—	3	—
Real Estate	19	38	4	23	4	23
Home Fashion	51	47	—	(1)	—	(1)
Holding Company	11	(13)	(85)	(93)	(85)	(93)
	$3,127	$4,511	$(1,609)	$422	$(837)	$161
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
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. As of March 31, 2016 and December 31, 2015, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates was approximately $4.1 billion and $4.1 billion, respectively, representing approximately 69% and 55%, respectively, of the Investment Funds' assets under management.
Our Interests in the Investment Funds
As of March 31, 2016 and December 31, 2015, we had investments with a fair market value of approximately $1.8 billion and $3.4 billion, respectively, in the Investment Funds.
Our share of the Investment Funds' net income (loss) through our interests in the Investment Funds was $(450) million and $184 million for the three months ended March 31, 2016 and 2015, respectively.

Returns
The following table sets forth performance information for the Investment Funds for the comparative periods presented. These returns represent a weighted-average composite of the average returns, net of expenses for the Investment Funds.

	Returns
	Three Months Ended March 31,
	2016	2015
Investment Funds	-12.8%	4.3%
Performance Attribution
The following table sets forth the performance attribution for the Investment Funds for the comparative periods presented.

	Performance Attribution
	Three Months Ended March 31,
	2016	2015
Long positions	-2.7%	6.0%
Short positions	-8.4%	-2.6%
Other	-1.7%	0.9%
	-12.8%	4.3%
The Investment Funds' aggregate return was -12.8% for the three months ended March 31, 2016.  During the first quarter of 2016, the Investment Funds' performance was driven by losses in their short exposure, including broad market hedges, coupled with losses in long equity positions, primarily in a few of their largest core holdings.
The Investment Funds' aggregate return was 4.3% for the three months ended March 31, 2015. During the first quarter of 2015, the Investment Funds' performance was driven by gains in long equity positions, primarily in a few of their largest core holdings, partially offset by losses in their short exposure, including broad market hedges.
From inception in November 2004 through March 31, 2016, the Investment Funds' return was approximately 136%, representing an annualized rate of return of approximately 8%.

Automotive

	Three Months Ended March 31,
	2016	2015
	(in millions)
Net sales	$2,321	$1,835
Cost of goods sold	1,912	1,584
Gross margin	$409	$251
We conduct our Automotive segment through our majority ownership in Federal-Mogul Holdings Corporation ("Federal-Mogul"), our wholly owned subsidiary, IEH Auto Parts Holding LLC ("IEH Auto"), which acquired substantially all of the auto parts assets in the United States of Uni-Select, Inc. through an acquisition that was consummated during the second quarter of 2015, and effective February 3, 2016, through our wholly owned subsidiary Pep Boys - Manny, Moe & Jack ("Pep Boys").  See Note 2, "Operating Units - Automotive," to the consolidated financial statements for further discussion regarding the Pep Boys acquisition. Intercompany transactions among Federal-Mogul, Pep Boys and IEH Auto have been eliminated in consolidation.
On February 28, 2016, Icahn Enterprises issued a proposal to the board of directors of Federal-Mogul to purchase the remaining shares of Federal-Mogul common stock not owned by us in a merger transaction. pursuant to which Federal-Mogul shareholders would receive $7.00 per share in cash for their shares of Federal-Mogul common stock. See Note 2, "Operating Units - Automotive," for further discussion regarding this proposed transaction.
Federal-Mogul is a leading global supplier of a broad range of components, accessories and systems to the automotive, small engine, heavy-duty, marine, railroad, agricultural, off-road, aerospace and energy, industrial and transport markets, including customers in both the original equipment manufacturers and servicers (“OE”) market and the replacement market (“aftermarket”). Federal-Mogul’s customers include the world’s largest automotive OEs and major distributors and retailers in the independent aftermarket, including Pep Boys and IEH Auto.

Federal-Mogul operates with two end-customer focused businesses. The Powertrain business focuses on original equipment products for automotive, heavy duty and industrial applications. The Motorparts business sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers, and other vehicle components.
Federal-Mogul's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. Federal-Mogul's filings with the SEC are available on the SEC's website at www.sec.gov.
Pep Boys has 805 locations in the automotive aftermarket industry located throughout the United States and Puerto Rico. Pep Boys stores are organized into a hub and spoke network consisting of Supercenters and Service & Tire Centers. Supercenters average approximately 20,000 square feet and combine a parts and accessories store with professional service centers that perform a full range of automotive maintenance and repair services. Most of the Pep Boys Supercenters also have a commercial sales program that provides prompt delivery of parts, tires and equipment to automotive repair shops and dealers. Service & Tire Centers, which average approximately 6,000 square feet, provide automotive maintenance and repair services in neighborhood locations that are conveniently located where our customers live or work.
IEH Auto has 32 distribution centers and satellite locations and 274 corporate-owned jobber stores in the United States and supports a network of more than 2,000 independent wholesalers. Through its locations, IEH Auto sells predominantly to commercial aftermarket customers in the do-it-for-me ("DIFM") market as well as retail and do-it-yourself ("DIY") customers.
Pep Boys and IEH Auto are being operated together in order to grow their sales to DIFM distributors and DIFM service professionals, to grow their automotive service business, and to maintain their DIY customer bases by offering the newest and broadest product assortment in the automotive aftermarket.
Federal-Mogul is operated independently from Pep Boys and IEH Auto.
Major Influences Impacting Results of Operations
Our Automotive segment is affected by the following trends and market conditions:
Global vehicle production levels
Global vehicle production increased by 0.7% in the first quarter of 2016.  European vehicle production rose 1.6% and North American vehicle production increased 4%, with positive growth in Canada and the United States.  Vehicle production in the Asia-Pacific region increased just over 1% during the first quarter of 2016, reaching another record high.  Among the major regions, only South America posted a decline during the first quarter of 2016, which was down 30.8%.
Global vehicle sales levels
Global vehicle sales increased by 2.3% in first quarter of 2016.  European vehicle sales rose 3.2% and North American vehicles sales increased 4.5%, with positive growth in Canada, Mexico and the United States.  Vehicle sales in the Asia-Pacific region increased 3%, reaching another record high.  Among the major regions, only South America posted a decline during the first quarter of 2016, which was down 19.7%.
Part replacement trends
The strength of our Automotive segment's aftermarket business is influenced by several key drivers. These include the vehicle population (or "parc"), average vehicle age, fuel prices and vehicle distance traveled. The vehicle parc is estimated to have expanded in most major markets, including the United States, Japan, China, and Germany.  Average vehicle ages also increased, despite growth in new vehicle sales, in most regions.
Recent decline in oil prices
The volatility in recent oil prices, which are generally at historic lows, results in lower fuel prices for consumers.  However, on an aggregate level, the losses from these lower prices have been larger and quicker than expected as energy companies cut back on investment and lay off workers, while the gains are smaller and slower to materialize, as the majority of this extra discretionary income has been applied to debt reduction, precautionary saving, and offset by slower income growth.   But for some households, lower fuel prices do provide more discretionary income for a variety of purchases, including new vehicle sales, which increases demand for production parts from OEMs.  That additional income can also support vehicle repairs which tends to encourage more driving miles, which in turn accelerates wear on vehicle components, thereby accelerating the need for replacements.
Foreign currencies
Our Automotive segment's operations are subject to fluctuations in foreign exchanges rates given the nature of their global operations and there has been significant volatility in foreign currency rates.

Three Months Ended March 31, 2016 and 2015
Net sales for our Automotive segment for the three months ended March 31, 2016 increased by $486 million (26%) as compared to the comparable prior year period. As discussed above, we acquired Pep Boys on February 3, 2016 and IEH Auto during the second quarter of 2015, resulting in an aggregate $424 million in additional consolidated net sales within our Automotive segment during the first quarter of 2016. Federal-Mogul's net sales, before eliminations, increased $62 million over the comparable periods. Federal-Mogul's net sales were negatively impacted by the strengthening of the U.S. dollar against several global currencies which resulted in an unfavorable foreign currency impact of $52 million. Excluding the impact of foreign currency, Federal-Mogul's sales increased by $114 million, including $50 million from acquisitions. Including the impact of sales from acquisitions, the Powertrain business' sales volumes in North America, Europe, the Middle East and Africa ("EMEA") and the Rest of the World ("ROW) grew by 2.1%, 1.0% and 1.1%, respectively, and the Motorparts business' sales in North America, EMEA and ROW grew (decreased) by 8.1%, (0.4)% and 0.6%, respectively.
Cost of goods sold for the three months ended March 31, 2016 increased by $328 million (21%) as compared to the comparable prior year period. The increase in cost of goods sold was primarily due to the inclusion of the acquisitions of IEH Auto during the second quarter of 2015 and Pep Boys in February 2016.
Gross margin on net sales for the three months ended March 31, 2016 increased by $158 million (63%) as compared to the comparable prior year period. Gross margin as a percentage of net sales was 18% and 14% for the three months ended March 31, 2016 and 2015, respectively. The increase in gross margin as a percentage of net sales over the respective periods was due to the inclusion of the acquisitions of IEH Auto during the second quarter of 2015 and Pep Boys in February 2016.
In addition to net sales, our Automotive segment had $80 million of services revenue and $76 million of related expenses (included in other revenues from operations and other expenses from operations, respectively, in the condensed consolidated statements of operations) during the three months ended March 31, 2016 due to our acquisition of Pep Boys during the first quarter of 2016. Prior to the acquisition of Pep Boys, our Automotive segment did not have any services revenues or expenses.

Energy

	Three Months Ended March 31,
	2016	2015
	(in millions)
Net Sales:
Petroleum	$834	$1,304
Fertilizer	73	93
Eliminations	(1)	(8)
	$906	$1,389
Cost of Goods Sold:
Petroleum	$880	$1,185
Fertilizer	49	60
Eliminations	(2)	(8)
	$927	$1,237
Gross Margin:
Petroleum	$(46)	$119
Fertilizer	24	33
Eliminations	1	—
	$(21)	$152

The following table provides a reconciliation of our Energy segment's petroleum business' gross margin to refining margin and refining margin adjusted for FIFO impacts for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in millions, except barrels metrics)
Net sales	$834	$1,304
Cost of goods sold	880	1,185
Gross margin	(46)	119
Add back:
Direct operating expenses and turnaround expenses	118	87
Depreciation and amortization	40	42
Refining margin	112	248
FIFO impacts, unfavorable	9	25
Refining margin adjusted for FIFO impacts	$121	$273

Gross margin per barrel	$(2.74)	$6.56
Refining margin per barrel	6.67	13.68
Refining margin per barrel adjusted for FIFO impacts	7.19	15.03

Total crude oil throughput (barrels per day)	184,155	201,664
CVR Energy, Inc.'s ("CVR") Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. CVR's filings with the SEC are available on the SEC's website at www.sec.gov.
As of March 31, 2016, we owned 82% of the total outstanding common stock of CVR. In addition, as of March 31, 2016, we owned approximately 4.0% of the total outstanding common stock of CVR Refining, LP ("CVR Refining").
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
As further discussed in Note 2, "Operating Units - Energy," on April 1, 2016, CVR Partners completed its previously announced merger with East Dubuque (formerly known as Rentech Nitrogen Partners, LP.) and East Dubuque GP (formerly known as Rentech Nitrogen GP, LLC). Pursuant to the mergers, CVR Partners issued approximately 40.2 million common units to East Dubuque common unitholders and paid $99 million in cash consideration.
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
On December 14, 2015, the EPA published in the Federal Register a final rule establishing the renewable fuel volume mandates for 2014, 2015 and 2016, and the biomass-based diesel mandate for 2017. The volumes included in the EPA's final rule increase each year, but are lower, with the exception of the volumes for biomass-based diesel, than the volumes required by the Clean Air Act. The EPA used its waiver authority to lower the volumes, but its decision to do so has been challenged in the U.S. Court of Appeals for the District of Columbia Circuit. In addition, in the final rule establishing the renewable volume obligations for 2014-2016 and biomass based diesel for 2017, the EPA articulated a policy to incentivize additional investments in renewable fuel blending and distribution infrastructure by increasing the price of RINs.
The cost of RINs for the three months ended March 31, 2016 and 2015 was $43 million and $37 million, respectively. The price of RINs has been extremely volatile and has increased over the last year. The future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period. Based upon recent market prices of RINs and current estimates related to the other variable factors, the petroleum business currently estimates that the total cost of RINs will be approximately $160 million to $190 million for the year ending December 31, 2016.
If sufficient RINs are unavailable for purchase at times when the petroleum business seeks to purchase RINs, if the petroleum business has to pay a significantly higher price for RINs or if the petroleum business is otherwise unable to meet the EPA’s RFS mandates, its business, financial condition and results of operations could be materially adversely affected.
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
Three Months Ended March 31, 2016 and 2015
Net sales for the petroleum business, before eliminations, for the three months ended March 31, 2016 decreased to $834 million from approximately $1.3 billion for the three months ended March 31, 2015. The decrease in net sales for the petroleum business was primarily due to significantly lower sales prices for the petroleum business' transportation fuels and by-products. For the three months ended March 31, 2016, CVR's petroleum business sold approximately 10.8 million and 7.4 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $1.04 and $1.05, respectively. For the three months ended March 31, 2015, CVR's petroleum business sold approximately 10.7 million and 8.2 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $1.48 and $1.69, respectively.
Net sales for the fertilizer business, before eliminations, for the three months ended March 31, 2016 decreased to $73 million from $93 million for the three months ended March 31, 2015. The decrease in net sales for the fertilizer business was primarily due to a lower sales prices of UAN and ammonia. For the three months ended March 31, 2016, CVR sold 267,049 and 24,397 tons of UAN and ammonia, respectively, with a sales price per ton of $234 and $373, respectively. For the three months ended March 31, 2015, CVR sold 274,540 and 12,821 tons of UAN and ammonia, respectively, with a sales price per ton of $288 and $562, respectively. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 97.7%, 97.2% and 91.4%, respectively, for the three months ended March 31, 2016 and 99.4%, 94.4% and 97.8% for the three months ended March 31, 2015.
Cost of goods sold for the petroleum business for the three months ended March 31, 2016 and 2015 was $880 million and approximately $1.2 billion, respectively. Cost of goods sold for the petroleum business includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs, transportation distribution costs, costs associated with the actual operations of CVR's refineries (such costs are collectively referred to as "direct operating expenses") such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance and labor and environmental compliance costs. In addition, cost of goods sold includes depreciation and amortization.
The decrease in cost of sales for the petroleum business was primarily due to a decrease in cost of consumed crude oil and products purchased for resale. The average cost per barrel of crude oil consumed for the three months ended March 31, 2016 was $31.72 compared to $47.51 for the comparable period in 2015, a decrease of approximately 33%. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the three months ended March 31, 2016, the petroleum business had an unfavorable FIFO inventory impact of $9 million compared to an unfavorable FIFO inventory impact of $25 million for the corresponding prior year period.
Refining margin per barrel of crude oil throughput decreased to $6.67 for the three months ended March 31, 2016 from $13.68 for the three months ended March 31, 2015. Refining margin adjusted for FIFO impact decreased to $7.19 per crude oil throughput barrel for the three months ended March 31, 2016 from $15.03 per crude oil throughput barrel for the three months ended March 31, 2015. Gross margin per barrel was a loss of $2.74 for the three months ended March 31, 2016 as compared to gross margin per barrel of $6.56 in the corresponding prior year period. The decrease in refining margin and gross margin per barrel was primarily due to a weaker spread between crude oil and transportation fuels.
The fertilizer business' cost of goods sold for the three months ended March 31, 2016 decreased to $49 million from $60 million, respectively. The decrease was primarily due to a decrease in purchased ammonia and lower pet coke costs. Cost of goods sold for the fertilizer business is primarily comprised of pet coke expense, freight expense, distribution expense, purchased ammonia costs, direct operating expenses and depreciation and amortization.

Metals

	Three Months Ended March 31,
	2016	2015
	(in millions)
Net sales	$58	$106
Cost of goods sold	64	116
Gross margin	$(6)	$(10)
Summarized ferrous tons and non-ferrous pounds sold for the three and three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
	(in 000s)
Ferrous tons sold	173	206
Non-ferrous pounds sold	23,920	33,394
We conduct our Metals segment through our indirect wholly owned subsidiary, PSC Metals, Inc. ("PSC Metals").
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the U.S. and other global markets. Ferrous and non-ferrous scrap have been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.
Three Months Ended March 31, 2016 and 2015
Net sales for the three months ended March 31, 2016 decreased by $48 million (45%) compared to the comparable prior year period. The decrease was due to lower shipment volumes and selling prices for all product types for the three months ended March 31, 2016 as compared to the corresponding prior year period.
Ferrous shipments decreased by 33,000 gross tons (16%) while the average price decreased by $111 per gross ton (39%) during the three months ended March 31, 2016 as compared to the comparable prior year period. The shipment decrease was attributable to reduced demand from domestic steel mills and to the slow flow of raw materials into the recycling yards. Low priced iron ore and reduced demand from steel mills during the current quarter continued to hold market prices below the comparable prior year level.
Non-ferrous shipment volumes decreased by 9.5 million pounds (28%) and average selling prices for non-ferrous decreased $0.11 per pound (15%) during the three months ended March 31, 2016 as compared to the comparable prior year period reflecting lower market pricing and its unfavorable impact on raw material availability.
Cost of goods sold for the three months ended March 31, 2016 decreased by $52 million (45%) compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes, lower material costs and lower processing costs. Gross margin as a percentage of net sales was a loss of 10% and 9% for the three months ended March 31, 2016 and 2015, respectively. The material margin component of gross margin, as a percentage of net sales, improved during the first three months of 2016 as compared to the same period in 2015, reflecting a continued focus on disciplined buying in the face of strong competition for shredder feedstock and lower pricing for non-ferrous auto shredder residue. In addition, while processing costs were lower in the three months ended March 31, 2016 than in the comparable prior year period, those costs increased as a percentage of net sales due to decreased revenues. PSC Metals continued to expend considerable effort to bring costs in line with volumes and market pricing. PSC Metals closed nine feeder yards after March 31, 2015 in order to better align its cost structure to the current market environment.

Railcar

	Three Months Ended March 31,
	2016	2015
	(in millions)
Net Sales/Other Revenues From Operations:
Manufacturing	$147	$306
Railcar Leasing	122	107
Railcar Services	20	17
Eliminations	(33)	(210)
	$256	$220
Cost of Goods Sold/Other Expenses From Operations:
Manufacturing	$122	$233
Railcar Leasing	54	44
Railcar Services	15	13
Eliminations	(35)	(160)
	$156	$130
Gross Margin:
Manufacturing	$25	$73
Railcar Leasing	68	63
Railcar Services	5	4
Eliminations	2	(50)
	$100	$90
Our Railcar segment includes the results of American Railcar Industries, Inc. ("ARI") and American Railcar Leasing, LLC ("ARL"). On February 29, 2016, we entered into a contribution agreement with an affiliate of Mr. Icahn to acquire the remaining 25% economic interest in ARL not already owned by us. See Note 3, "Related Party Transactions - Railcar," for further discussion regarding this transaction. Manufacturing net sales and cost of goods sold above include intra-segment net sales and related cost of goods sold for railcars sold by our Railcar segment to its railcar leasing business. Elimination amounts primarily represent eliminations of intra-segment net sales and related cost of goods sold and gross margin for our Railcar segment.
ARI's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. ARI's filings with the SEC are available on the SEC's website at www.sec.gov.
Railcar shipments for the three months ended March 31, 2016 were 1,330 railcars, including 200 railcars to leasing customers, as compared to 2,668 railcars for the comparable prior year period, including 1,777 railcars to leasing customers.
As of March 31, 2016, our Railcar segment had a backlog of 5,958 railcars, including 1,359 railcars for lease customers. In response to changes in customer demand, our Railcar segment continues to adjust production rates at its railcar manufacturing facilities.
Three Months Ended March 31, 2016 and 2015
Total manufacturing revenues, before elimination of estimated railcar sales to our Railcar segment's leasing business, for the three months ended March 31, 2016 decreased by $159 million (52%) over the comparable prior year period. The decrease was primarily due to lower volume of shipments and a higher mix of hopper railcars, which generally sell at lower prices than tank railcars due to less material and labor content combined with a decrease in revenue from certain material cost changes that ARI generally passes through to its customers.
Gross margin from manufacturing operations, before eliminations relating to railcar sales to our Railcar segment's leasing business, for the three months ended March 31, 2016 decreased to $25 million from $73 million as compared to the prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues decreased to 17% for the three months ended March 31, 2016 from 24% as compared to the corresponding prior year period. The decrease in gross margin percentage over the respective period was primarily due to a higher mix of hopper railcar shipments, which generally sell at lower prices than tank railcars due to less material and labor content, in addition to more competitive pricing of both railcar types.
Railcar leasing revenues increased for the three months ended March 31, 2016 as compared to the corresponding prior year period due to an increase in number of railcars leased to customers and an increase in the average lease rate. The lease fleet grew to 45,272 railcars at March 31, 2016 from 41,601 railcars at March 31, 2015.

Other Segments
Gaming
We conduct our Gaming segment through our majority ownership in Tropicana and our wholly owned subsidiary, Trump Entertainment Resorts, Inc. (“Trump”) which currently owns and operates Trump Taj Mahal Casino Resort ("Trump Taj Mahal"). As discussed further in Note 2, "Operating Units - Gaming," we obtained control and consolidated the results of Trump upon its emergence from bankruptcy on February 26, 2016. Trump owns and operates Trump Taj Mahal which is located in Atlantic City, New Jersey.  Trump Taj Mahal adds approximately 160,000 square feet of gaming space with 2,500 slot machines, 130 table games and 2,000 hotel rooms to our existing gaming operations.
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
Casino revenues are one of our gaming segment's main performance indicators and account for a significant portion of its net revenues. In addition, casino revenues can vary because of table games hold percentage and differences in the odds for different table games. High end play may lead to greater fluctuations in table games hold percentage and, as a result, greater revenue fluctuation between reporting periods may occur.
The increase in casino revenues for the three months ended March 31, 2016 as compared to the comparable prior year period was primarily due to an increase in consolidated gaming volumes of 10.1%, primarily due to the inclusion of results from Trump upon its emergence from bankruptcy on February 26, 2016, coupled with higher gaming volumes at Tropicana Casino and Resort, Atlantic City ("Tropicana AC"). Our Gaming segment's consolidated slot hold percentage was 9.6% and 9.4% for the three months ended March 31, 2016 and 2015, respectively. Our Gaming segment's consolidated table game hold percentage was 18.6% and 17.5% for the three months ended March 31, 2016 and 2015, respectively.
Net revenues from Tropicana AC comprise approximately 34% and 35% of our Gaming segment's net revenues for the three months ended March 31, 2016 and 2015, respectively. Based on market data, the Atlantic City market experienced year-over-year increases in casino win (including internet gaming win) of 3.1% for the three months ended March 31, 2016. Tropicana AC casino revenues increased in the three months ended March 31, 2016 as compared to the corresponding prior year period as a result of increased customer volumes, primarily from unusually mild weather in the region during the first three months of 2016 as compared to the corresponding prior year period. In addition, revenues were impacted by a capital renovation project that was completed in the middle of 2015, including hotel room and casino floor renovations, the opening of a new fitness center and boardwalk facade renovations. Tropicana AC's slot revenues increased 7.5%, driven by a 3.5% increase in slot handle during the first quarter of 2016 as compared to the first quarter of 2015. Tropicana AC's table game revenues increased 12.7% in the first quarter of 2016, due to a 10.5% increase in table game drop, combined with an increase in table game hold, to 16.5% in the three months ended March 31, 2016, compared to 16.2% in the same period of 2015. In addition, internet gaming revenues also increased 13.3% during the three months ended March 31, 2016 as compared to the corresponding prior year period.
Revenues from rooms increased for the three months ended March 31, 2016 as compared to the corresponding prior year period, primarily due to the inclusion of results from the Trump casino upon its emergence from bankruptcy on February 26, 2016. The average daily room rate and occupancy across all of our Gaming segment's properties were $81 and 66%, respectively, for the three months ended March 31, 2016 as compared to $79 and 67%, respectively, for the comparable prior year period.
Mining
We conducting our Mining segment through Ferrous Resources Limited ("Ferrous Resources"), which we consolidated during the second quarter of 2015.
For our Mining segment, the key performance driver has historically been from demand for raw materials from Chinese steelmakers.  For the three months ended March 31, 2016, our Mining segment has been concentrating on sales in its domestic market, Brazil, where the best margins are being captured. Although international iron ore prices have slightly improved to an average of $60 per metric ton during the first quarter of 2016, our Mining segment expects 2016 to be a challenging year for the steel industry as it contends with slowing growth, overcapacity and increased competition.
Net sales for the three months ended March 31, 2016 was $10 million. Cost of goods sold for the three months ended March 31, 2016 was 14 million.
During the three months ended March 31, 2016, our Mining segment focused its sales efforts exclusively within its domestic market, Brazil. During the three months ended March 31, 2016, 868,815 metric tons of iron ore were sold, of which 603,399 metric tons were sold to a single customer, a multinational diversified trading corporation, and 265,416 metric tons were sold to a Brazilian multinational diversified metals and mining corporation and one of the largest logistics operators in Brazil. The average sales price was $12 per metric ton. Our Mining segment continues to evaluate the best alternatives to sell its products in light of the challenging markets for iron ore.
Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). Viskase currently operates nine manufacturing facilities and six distribution centers throughout North America, Europe, South America and Asia and derives approximately 69% of its total net sales from customers located outside the United States during the three months ended March 31, 2016.
Net sales for the three months ended March 31, 2016 decreased by $8 million (9%) as compared to the corresponding prior year period, with the decrease due to $4 million due to unfavorable foreign currency translation, $3 million due to lower sales volume and $1 million due to unfavorable price and product mix.
Cost of goods sold for the three months ended March 31, 2016 decreased by $5 million as compared to the corresponding prior year period. Gross margin as a percent of net sales was 21% and 22% for the three months ended March 31, 2016 and 2015, respectively. The decline in the gross margin as a percent of net sales over the comparable period was due to foreign currency translation and unfavorable price and product mix.
Real Estate
Real Estate revenues and expenses include results from resort operations, sales of residential units and rental income and expenses, including income from financing leases. Sales of residential units are included in net sales in our condensed consolidated financial statements. Results from resort and rental operations, including financing lease income, are included in other revenues from operations in our condensed consolidated financial statements. Revenue from our real estate operations for each of the three months ended March 31, 2016 and 2015 were substantially derived from our resort and rental operations.
Home Fashion
We conduct our Home Fashion segment through our indirect wholly owned subsidiary, WestPoint Home LLC (“WPH”). The business of WPH is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products. Many of the larger retailers are customers of WPH.  WPH will continue to realign its manufacturing operations and streamline its merchandising, sales and customer service divisions to improve its cost structure and better serve its customers. Given the uncertainty and volatility in macroeconomic conditions, we cannot predict if WPH's financial performance will continue to improve.
Net sales for the three months ended March 31, 2016 increased by $3 million (6%) compared to the comparable prior year period. The increase was primarily due to an increase in sales volume. Cost of goods sold for the three months ended March 31, 2016 increased by $2 million (5%) compared to the comparable prior year period. The increase was primarily due to higher sales volume. Gross margin as a percentage of net sales was 16% for the three months ended March 31, 2016 as compared to 15% for the comparable prior year period. The increase was primarily due to higher margins on more profitable programs and customers.
Holding Company
The Holding Company had a net gain from investment activities of $9 million for the three months ended March 31, 2016 compared to a net loss from investment activities of $14 million in the comparable prior year period.

Other Consolidated Results of Operations
Other Income (Loss), Net
Our consolidated other income (loss), net for the three months ended March 31, 2016 and 2015 was $27 million and $(27) million, respectively. For the three months ended March 31, 2016 and 2015, our Energy segment recorded (loss) gains on certain derivative contracts of $(1) million and $51 million, respectively. See Note 6, "Financial Instruments," to the condensed consolidated financial statements for further discussion. In addition, for the three months ended March 31, 2016 and 2015, equity earnings from non-consolidated affiliates were $15 million and $14 million, respectively, primarily from investments within our Automotive segment
Selling, General and Administrative
Our consolidated selling, general and administrative ("SG&A") for the three months ended March 31, 2016 increased by $41 million (9%) as compared to the comparable prior year period. The increase was primarily attributable to an increase from our Automotive segment of $133 million due to the inclusion of the acquisitions of Pep Boys in February 2016 and IEH Auto in the second quarter of 2015 and an increase of $15 million from our Gaming segment primarily due to the inclusion of Trump casino upon its emergence from bankruptcy on February 26, 2016, offset in part by an decrease of $112 million from our Investment segment due to a reversal of compensation expense related to a certain fund performance,
Restructuring
Our consolidated restructuring costs were $15 million and $12 million for three months ended March 31, 2016 and 2015, respectively, which were attributable to our Automotive segment. These restructuring charges, primarily consisting of employee costs and headcount reductions, pertain to all restructuring programs that Federal-Mogul has initiated in order to improve its operating performance.
Federal-Mogul's restructuring expenses for the three months ended March 31, 2016 are aimed at optimizing its cost structure. Federal-Mogul expects to complete these programs in 2017 and incur additional restructuring and other charges of approximately $1 million. For programs previously initiated in prior periods, Federal-Mogul expects to complete these programs in 2018 and incur additional restructuring and other charges of approximately $5 million.
Interest Expense
Our consolidated interest expense during the three months ended March 31, 2016 decreased by $29 million (11%) as compared the corresponding prior year period. The decrease was primarily due to lower interest expense from our Investment segment attributable to a decrease in due to broker balances over the respective periods, offset in part by higher interest expense from our Automotive segment due to higher interest rate on borrowings under revolving credit facilities over the respective periods as well the inclusion of interest from the acquisitions of Pep Boys in February 2016 and IEH Auto in the second quarter of 2015, and higher interest from our Railcar segment due to higher debt balances over the respective periods.
Income Tax Expense
For the three months ended March 31, 2016, each of Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $16 million on pre-tax loss of $1.6 billion compared to an income tax expense of $49 million on pre-tax income of $471 million for the three months ended March 31, 2015. Our effective income tax rate was (1.0)% and 10.4% for the three months ended March 31, 2016 and 2015, respectively.
For the three months ended March 31, 2016, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership losses for which there was no tax benefit, as such losses are allocated to the partners, and goodwill impairment not deductible for tax purposes.
For the three months ended March 31, 2015, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership income not subject to taxation, as such taxes are the responsibility of the partners.

Liquidity and Capital Resources
Holding Company
As of March 31, 2016, the Holding Company had investments in the Investment Funds with a total fair market value of approximately $1.8 billion. As of March 31, 2016, our Holding Company had cash and cash equivalents of $212 million and total debt of approximately $5.5 billion.
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

As of March 31, 2016, based on covenants in the indenture governing our senior notes, we are not permitted to incur additional indebtedness. See Note 10, “Debt,” to the condensed consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.
Distributions on Depositary Units
On February 23, 2016, Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. As a result, on April 12, 2016, Icahn Enterprises distributed an aggregate 2,824,186 depositary units to unit holders electing to receive depositary units in connection with this distribution.
On April 29, 2016, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit, which will be paid on or about June 16, 2016 to depositary unit holders of record at the close of business on May 12, 2016. Depositary unit holders have until June 6, 2016 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending June 13, 2016. No fractional depositary units will be issued pursuant to the dividend payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
Borrowings
Debt consists of the following:

	Icahn Enterprises
	March 31, 2016	December 31, 2015
	(in millions)
5.875% senior unsecured notes due 2022 - Icahn Enterprises/Icahn Enterprises Holdings	$1,338	$1,338
6.00% senior unsecured notes due 2020 - Icahn Enterprises/Icahn Enterprises Holdings	1,706	1,706
4.875% senior unsecured notes due 2019 - Icahn Enterprises/Icahn Enterprises Holdings	1,270	1,270
3.50% senior unsecured notes due 2017 - Icahn Enterprises/Icahn Enterprises Holdings	1,173	1,172
Debt facilities - Automotive	3,262	3,121
Debt facilities - Energy	620	619
Debt and credit facilities - Railcar	2,461	2,671
Credit facilities - Gaming	288	289
Credit facilities - Food Packaging	267	267
Other	145	141
	$12,530	$12,594

Refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for information concerning terms, restrictions and covenants pertaining to our debt. See Note 10, “Debt,” to the condensed consolidated financial statements in this Report for information with respect to updates on our debt at March 31, 2016 compared to December 31, 2015. As of March 31, 2016, we are in compliance with all debt covenants.
Contractual Commitments and Contingencies
There have been no material changes to our contractual commitments and contingencies as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
We have off-balance sheet risk related to investment activities associated with certain financial instruments, including futures, options, credit default swaps and securities sold, not yet purchased. For additional information regarding these arrangements, see Note 6, “Financial Instruments,” to the condensed consolidated financial statements.

Consolidated Cash Flows
The following table summarizes cash flow information for the three months ended March 31, 2016 and cash and cash equivalents as of March 31, 2016 for Icahn Enterprises' operating segments and the Holding Company:

	Three Months Ended March 31, 2016			March 31, 2016
	Net Cash Provided By (Used In)			Cash and Cash Equivalents
	Operating Activities	Investing Activities	Financing Activities
	(in millions)
Investment	$562	$—	$490	$12
Automotive	54	(37)	115	309
Energy	22	(52)	(17)	682
Metals	(6)	(1)	—	6
Railcar	112	(37)	(223)	346
Gaming	(10)	12	3	251
Mining	(4)	(2)	(3)	5
Food Packaging	4	(3)	(1)	37
Real Estate	3	1	(1)	11
Home Fashion	(9)	—	—	5
Holding Company	(118)	(1,059)	1	212
	$610	$(1,178)	$364	$1,876

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
Operating Activities
Cash provided by operating activities during the three months ended March 31, 2016 was primarily attributable to our Investment segment due to net cash provided by investment transactions. Additionally, our Railcar segment has net cash provided by operating activities primarily due to earnings and changes in working capital. Our Automotive segment also had net cash provided by operating activities due to earnings offset in part by decreases in working capital. The Holding Company had net cash used in operating activities primarily due to interest payments on our senior unsecured notes.
Investing Activities
Cash used in investing activities during the three months ended March 31, 2016 was primarily due to our acquisition of Pep Boys by the Holding Company. Additionally, our Railcar segment had capital expenditures of $39 million, of which $35 million was for the manufacture or purchase of railcars for its leasing operations, and our Automotive and Energy segments had capital expenditures of $99 million and $48 million, respectively.
Financing Activities
Cash provided from financing activities during the three months ended March 31, 2016 was primarily due to our Investment segment which received contributions from affiliates of Mr. Icahn of $490 million. This was offset in part by repayments of debt by our Railcar segment and net repayments of debt by our Automotive segment. Refer to Note 10, "Debt," for discussion on our debt activity during the three months ended March 31, 2016.
Discussion of Segment Liquidity and Capital Resources
There have been no material changes to our capital expenditures during the three months ended March 31, 2016 as compared to the estimated capital expenditures for 2016 as reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Investment
As of March 31, 2016, the Investment Funds' net notional exposure was -149%. The Investment Funds' long exposure was 164% (156% long equity and 8% long credit) and the Investment Funds' short exposure was 313% (277% short equity, 36% short credit and other).  The notional exposure represents the ratio of the notional exposure of the Investment Funds' invested capital to the net asset value of the Investment Funds at March 31, 2016.
Of our long exposure of 164%, the fair value of our long positions (with certain adjustments) represented 158% of our long exposure. The notional value of our other long positions, which primarily included single name equity forward contracts and credit contracts, represented 6% of our long exposure.
Of our short exposure of 313%, the fair value of our short positions represented 18% of our short exposure. The notional value of our other short positions, which primarily included short credit default swap contracts and short broad market index swap derivative contracts, represented 295% of our short exposure.
With respect to both our long positions that are not notionalized (158% long exposure) and our short positions that are not notionalized (18% short), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.
With respect to the notional value of our other short positions (295% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.
The Investment Funds historically have had access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.
Automotive
During the first quarter of 2016, Federal-Mogul increased its borrow capacity under its revolving credit facility by $50 million to $600 million. As of March 31, 2016, the outstanding balance on Federal-Mogul's revolving credit facility was $390 million. As of March 31, 2016, the borrowing availability under Federal-Mogul's revolving credit facility was $170 million. Federal-Mogul had $40 million of letters of credit outstanding as of March 31, 2016 pertaining to Federal-Mogul's term loan credit facility. To the extent letters of credit associated with the Federal-Mogul's revolving credit facility are issued, there will be a corresponding decrease in borrowings available under this facility.
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $491 million and $408 million as of March 31, 2016 and December 31, 2015, respectively. Of those gross amounts, $479 million and $401 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the condensed consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of both March 31, 2016 and December 31, 2015, Federal-Mogul had withdrawn cash related to such transferred receivables of $1 million. Proceeds from the transfers of accounts receivable qualifying as sales were $413 million and $390 million for the three months ended March 31, 2016 and 2015, respectively.
As of March 31, 2016, the availability on the IEH Auto ABL Credit Facility was $42 million.
Pep Boys has a revolving credit agreement with Bank of America, N.A., as Administrative Agent, and other parties thereto providing for borrowings of up to $300 million and having a maturity of July 2016. The interest rate on this facility is LIBOR plus a margin of 2.00% to 2.50% for LIBOR rate borrowings or Prime plus 1.00% to 1.50% for Prime rate borrowings. The margin is based upon the then current availability under the facility. As of March 31, 2016, Pep Boys had $60 million outstanding under the facility and $41 million of availability was utilized to support outstanding letters of credit. Taking into account the borrowing base requirements (including reduction for amounts outstanding under the trade payable program), as of March 31, 2016, there was $81 million of availability remaining under the facility.

Energy
As of March 31, 2016, CRLLC had availability under the Amended and Restated ABL Credit Facility of $245 million and had letters of credit outstanding of $28 million. There were no borrowings outstanding under the ABL Credit Facility as of March 31, 2016. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions as of March 31, 2016. In addition, as of March 31, 2016, CVR Partners had $25 million availability under its revolving credit facility, with an uncommitted incremental facility of up to $50 million. On April 1, 2016, CVR Partners repaid all amounts outstanding under the term loan with respect to this credit facility and the credit facility was terminated.
East Dubuque’s debt arrangements that remained in place until the closing date of the mergers included $320 million of Second Lien Notes due 2021 (the "Second Lien Notes"). East Dubuque is required under the change of control provision within the indenture governing the Second Lien Notes to offer to purchase, within 90 days of the mergers, all outstanding Second Lien Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of purchase. On April 1, 2016, in connection with the closing of the mergers, CVR Partners entered into a new $320 million senior term loan facility with American Entertainment Properties Corp, a wholly owned subsidiary of Icahn Enterprises, as the lender, which (i) may be used by CVR to provide funds to East Dubuque to make a change of control offer and, and if applicable, a "clean-up" redemption in accordance with the indenture governing the Second Lien Notes or (ii) may be used by CVR Partners or East Dubuque to make a tender offer for the Second Lien Notes and, in each case, pay fees and expenses thereto.
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
For the three months ended March 31, 2016, we received $36 million in dividends from CVR. Subsequent to March 31, 2016, CVR declared a quarterly dividend, which will result in an additional $36 million in dividends paid to us in the second quarter of 2016.
Railcar
In December 2015, ARI completed a financing of its railcar lease fleet with availability of up to $200 million under a credit agreement (the "ARI 2015 Credit Agreement"). The ARI 2015 Credit Agreement contains an incremental borrowing provision under which ARI, as debtor and subject to the conditions set forth in the ARI 2015 Credit Agreement, has the right but not the obligation to increase the amount of the facility in an aggregate amount of up to $100 million (the amounts extended under the 2015 Credit Agreement, inclusive of any amounts extended under the incremental facility, the Revolving Loans), to a maximum principal amount of $300 million. In February 2016, ARI repaid amounts outstanding under the Revolving Loan in full and as of the date of this Report has borrowing availability of $200 million under this credit facility.
On July 28, 2015, ARI's board of directors authorized the repurchase of up to $250 million of its outstanding common stock ("ARI Stock Repurchase Program"). The ARI Stock Repurchase Program will end upon the earlier of the date on which it is terminated by ARI's board of directors or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon ARI's evaluation of market conditions and other factors. The ARI Stock Repurchase Program may be suspended, modified or discontinued at any time and ARI has no obligation to repurchase any amount of its common stock under the ARI Stock Repurchase Program. Under the ARI Stock Repurchase Program, ARI repurchased shares of its common stock during the three months ended March 31, 2016 at a cost of $11 million. As of the date of this Report, there remains $182 million available for further share repurchases under the ARI Stock Repurchase Program.
Gaming
On July 31, 2015 Tropicana's board of directors authorized the repurchase of up to $50 million of its outstanding common stock with no set expiration date ("Tropicana Stock Repurchase Program"). The Tropicana Stock Repurchase Program will end upon the earlier of the date on which the plan is terminated by Tropicana's board of directors or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon Tropicana's evaluation of market conditions and other factors. The Tropicana Stock Repurchase Program may be suspended, modified or discontinued at any time and Tropicana has no obligation to repurchase any amount of its common stock under the Tropicana Stock Repurchase Program. Under the Tropicana Stock Repurchase Program, Tropicana repurchased shares of its common stock during the three months ended March 31, 2016 at a cost of $4 million. As of the date of this Report, there remains $46 million available for further share repurchases under the Tropicana Stock Repurchase Program.

Critical Accounting Policies and Estimates
Other than the goodwill impairment for our Energy segment as discussed below, there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2016 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Energy
Due to worsening sales trends for our Energy segment's Petroleum reporting unit, we performed an interim goodwill impairment analysis during the first quarter of 2016. Based on this analysis, our Energy segment recognized a goodwill impairment charge of $574 million, which represented the full amount of the remaining goodwill allocated to the Petroleum reporting unit. Due to the complexity in the "Step 2" goodwill impairment test performed during the first quarter of 2016, we expect to finalize the assessment of our Energy segment's goodwill impairment during the second quarter of 2016 and any resulting difference in the amount of the impairment will be adjusted at that time.
Our Energy segment's reporting unit fair values are based upon consideration of various valuation methodologies, one of which is projecting future cash flows discounted at rates commensurate with the risks involved (“Discounted Cash Flow” or “DCF”). Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. We believe that our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in a DCF are based on estimates of the weighted-average cost of capital (“WACC”) of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective.

Recently Issued Accounting Standards
Refer to Part I, Note 1, "Description of Business and Basis of Presentation ," of this Report for a discussion of recent accounting pronouncements applicable to us.

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
Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties that may cause actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These risks and uncertainties may include the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2015 and those set forth in this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information about our quantitative and qualitative disclosures about market risk for each of our segments discussed below did not differ materially from those disclosed in Part II, Item 7A of our 2015 Form 10-K.
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

Market Risk
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of March 31, 2016, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by approximately $927 million, $105 million and $2.2 billion, respectively. However, as of March 31, 2016, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an investment of approximately 31% in the Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 69% of the change in fair value.
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
The translated values of revenue and expense from our Automotive segment's international operations are subject to fluctuations due to changes in currency exchange rates. During the three months ended March 31, 2016, our Automotive segment derived 38% of its sales in the United States and 62% internationally. Of these international sales, 56% were denominated in the euro, with no other single currency representing more than 10% of international sales. To minimize foreign currency risk, our Automotive segment generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, our Automotive segment manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts.
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

Commodity Price Risk
At March 31, 2016, CVR Refining had open commodity hedging instruments consisting of 1.0 million barrels of crack spreads primarily to fix the margin on a portion of our future gasoline and distillate production. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of commodity hedging instruments of $1 million.
Interest Rate Risk
CVR Partners had two floating to fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt. The interest rate swaps agreements expired February 12, 2016, and subsequently, CVR Partners had exposure to interest rate risk on 100% of its $125 million floating rate debt under its credit facility. A 1.0% increase over the Eurodollar floor spread of 3.5%, as specified in the credit agreement, would increase interest cost to CVR Partners by approximately $1 million on an annualized basis, thus decreasing net income by the same amount. On April 1, 2016, CVR Partners repaid all amounts outstanding under the term loan with respect to this credit facility and the credit facility was terminated.
Railcar
Our Railcar segment is exposed to price risks associated with the purchase of raw materials, especially steel and heavy castings. The cost of steel, heavy castings and all other materials used in the production of railcars represents a significant amount of the direct manufacturing costs per railcar. Given the significant volatility in the price of raw materials, this exposure can affect the costs of production. Our Railcar segment believes that the risk to its margins and profitability has been somewhat reduced by the variable pricing provisions generally included in its railcar sales contracts. These provisions adjust the purchase prices of the railcars to reflect fluctuations in the cost of certain raw materials and components and, as a result, our Railcar segment is generally able to pass on to its customers most increases in raw material and component costs with respect to the railcars it plans to produce and deliver to them. Our Railcar segment believes that it currently has good supplier relationships and does not currently anticipate that material constraints will limit its production capacity. Such constraints may exist if railcar production were to increase beyond current levels, or other economic changes were to occur that affect the availability of certain raw materials.
Our Railcar segment's financial results could be affected by changes in interest rates due to the impact those changes have on its variable rate debt obligation as of March 31, 2016. A one percentage point increase in the rate of the average variable rate debt as of March 31, 2016 would have a $10 million impact on our Railcar segment's annualized interest expense.
Gaming
Interest Rate Risk
Tropicana's primary exposure to market risk is interest rate risk associated with its Tropicana New Term Loan Facility that bears interest based on floating rates. Based on Tropicana's borrowings as of March 31, 2016, assuming a 1% increase over the 4% floor specified in its Tropicana New Term Loan Facility, Tropicana's annual interest cost would change by approximately $3 million.
Mining
Commodity Price Risk
Ferrous Resources’ revenues are based on the sale of iron ore fines. Our Mining segment's financial results can vary significantly as a result of fluctuations in the market prices of iron ore. International prices for this commodity have fluctuated historically and are affected by numerous factors beyond Ferrous Resources' control. The price index that is utilized in our Mining segment's iron ore sales contracts is the Platts 62 percent Fe fines spot rate pricing, which can fluctuate widely due to numerous factors, such as global economic growth or contraction, change in demand for steel or changes in availability of supply. Our Mining segment estimates that a hypothetical 10% adverse movement in the international price of iron ore for the three months ended March 31, 2016 would have decreased net income attributable to Icahn Enterprises for our Mining segment by $1 million.
Foreign Currency Risk
Ferrous Resources' principal objective is to produce iron ore which is typically priced in U.S. dollars. The majority of its funding and cash balances are also denominated in U.S. dollars. A proportion of Ferrous Resources' costs are incurred in Brazilian reals while significant capital expenditures are expected to be incurred in U.S. dollars. Accordingly, our Mining segment's financial results may be impacted by exchange rate fluctuations between the U.S. dollar and the Brazilian real. Our Mining segment estimates that a hypothetical 10% adverse movement of the Brazilian real against the U.S. dollar during the three months ended March 31, 2016 would have decreased net income attributable to Icahn Enterprises for our Mining segment by $2 million.
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
Based on sensitivity analysis for our equity price risks as of March 31, 2016, the effects of a 10% adverse change in the fair value of these investments would result in loss of approximately $37 million.

Item 4. Controls and Procedures.
As of March 31, 2016, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and Icahn Enterprises Holdings' and subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 17, “Commitments and Contingencies” to the condensed consolidated financial statements located in Part I, Item I of this Report, which is incorporated by reference into this Part II, Item 1, for a description of the litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors.
There were no material changes to our risk factors during the three months ended March 31, 2016 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Exhibit 101
The following financial information from Icahn Enterprises' and Icahn Enterprises Holdings' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Date: May 6, 2016

Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/SungHwan Cho
SungHwan Cho, Chief Financial Officer and Director

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Peter Reck
Peter Reck, Chief Accounting Officer

Date: May 6, 2016