Form 10-Q
period 2016-06-30
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2016-08-04
CIK 813762, 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 3, 2016, there were 138,107,588 of Icahn Enterprises' depositary units outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)

	June 30,	December 31,
	2016	2015
ASSETS	(Unaudited)
Cash and cash equivalents	$1,920	$2,078
Cash held at consolidated affiliated partnerships and restricted cash	694	1,282
Investments	9,875	15,351
Accounts receivable, net	1,796	1,685
Inventories, net	2,861	2,259
Property, plant and equipment, net	11,442	9,535
Goodwill	1,188	1,504
Intangible assets, net	1,138	1,108
Other assets	1,636	1,601
Total Assets	$32,550	$36,403
LIABILITIES AND EQUITY
Accounts payable	$1,763	$1,416
Accrued expenses and other liabilities	2,578	1,828
Deferred tax liability	1,677	1,197
Securities sold, not yet purchased, at fair value	1,306	794
Due to brokers	2,447	7,317
Post-employment benefit liability	1,212	1,224
Debt	12,969	12,594
Total liabilities	23,952	26,370

Commitments and contingencies (Note 17)

Equity:
Limited partners: Depositary units: 138,107,588 units issued and outstanding at June 30, 2016 and 131,481,059 units issued and outstanding at December 31, 2015	2,812	4,244
General partner	(286)	(257)
Equity attributable to Icahn Enterprises	2,526	3,987
Equity attributable to non-controlling interests	6,072	6,046
Total equity	8,598	10,033
Total Liabilities and Equity	$32,550	$36,403

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:	(Unaudited)
Net sales	$4,094	$3,979	$7,642	$7,544
Other revenues from operations	523	347	969	676
Net (loss) gain from investment activities	(308)	592	(1,244)	1,183
Interest and dividend income	28	47	70	100
Other income (loss), net	13	19	40	(8)
	4,350	4,984	7,477	9,495
Expenses:
Cost of goods sold	3,448	3,324	6,571	6,449
Other expenses from operations	314	161	560	316
Selling, general and administrative	615	528	1,133	1,005
Restructuring	6	27	21	39
Impairment	—	3	577	4
Interest expense	202	287	443	557
	4,585	4,330	9,305	8,370
(Loss) income before income tax expense	(235)	654	(1,828)	1,125
Income tax expense	(50)	(113)	(66)	(162)
Net (loss) income	(285)	541	(1,894)	963
Less: net loss (income) attributable to non-controlling interests	216	(329)	988	(590)
Net (loss) income attributable to Icahn Enterprises	$(69)	$212	$(906)	$373

Net (loss) income attributable to Icahn Enterprises allocable to:
Limited partners	$(68)	$208	$(888)	$366
General partner	(1)	4	(18)	7
	$(69)	$212	$(906)	$373

Basic and diluted (loss) income per LP unit	$(0.50)	$1.68	$(6.68)	$2.95
Basic and diluted weighted average LP units outstanding	135	124	133	124
Cash distributions declared per LP unit	$1.50	$1.50	$3.00	$3.00

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Net (loss) income	$(285)	$541	$(1,894)	$963
Other comprehensive income (loss), net of tax:
Post-employment benefits	4	2	10	24
Hedge instruments	1	(2)	1	(1)
Translation adjustments and other	(60)	25	(13)	(103)
Other comprehensive (loss) income, net of tax	(55)	25	(2)	(80)
Comprehensive (loss) income	(340)	566	(1,896)	883
Less: Comprehensive loss (income) attributable to non-controlling interests	224	(333)	984	(572)
Comprehensive income (loss) attributable to Icahn Enterprises	$(116)	$233	$(912)	$311

Comprehensive (loss) income attributable to Icahn Enterprises allocable to:
Limited partners	$(114)	$229	$(894)	$305
General partner	(2)	4	(18)	6
	$(116)	$233	$(912)	$311

Accumulated other comprehensive loss was $1,459 million and $1,457 million at June 30, 2016 and December 31, 2015, respectively.

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2015	$(257)	$4,244	$3,987	$6,046	$10,033
Net loss	(18)	(888)	(906)	(988)	(1,894)
Other comprehensive income	—	(6)	(6)	4	(2)
Partnership distributions	(1)	(53)	(54)	—	(54)
Partnership contribution	1	—	1	—	1
Investment segment contributions	—	—	—	490	490
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(51)	(51)
Acquisitions	(11)	(519)	(530)	590	60
LP unit issuance	—	35	35	—	35
Changes in subsidiary equity and other	—	(1)	(1)	(19)	(20)
Balance, June 30, 2016	$(286)	$2,812	$2,526	$6,072	$8,598

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2014	$(229)	$5,672	$5,443	$6,947	$12,390
Net income	7	366	373	590	963
Other comprehensive loss	(1)	(61)	(62)	(18)	(80)
Partnership distributions	(1)	(57)	(58)	—	(58)
Investment segment contributions	—	—	—	245	245
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(115)	(115)
Proceeds from subsidiary equity offering	—	—	—	31	31
Acquisitions	—	—	—	65	65
Changes in subsidiary equity and other	—	(9)	(9)	10	1
Balance, June 30, 2015	$(224)	$5,911	$5,687	$7,755	$13,442

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(1,894)	$963
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (gain) from securities transactions	627	(1,020)
Purchases of securities	(1,211)	(542)
Proceeds from sales of securities	5,880	1,515
Purchases to cover securities sold, not yet purchased	(42)	(186)
Proceeds from securities sold, not yet purchased	475	895
Changes in receivables and payables relating to securities transactions	(5,046)	(1,463)
Depreciation and amortization	489	419
Impairment	577	4
Equity earnings from non-consolidated affiliates	(36)	(32)
Deferred taxes	4	75
Other, net	63	(14)
Changes in cash held at consolidated affiliated partnerships and restricted cash	589	(322)
Changes in other operating assets and liabilities	517	(139)
Net cash provided by operating activities	992	153
Cash flows from investing activities:
Capital expenditures	(421)	(729)
Acquisition of businesses, net of cash acquired	(1,042)	(786)
Purchases of investments	(75)	(107)
Proceeds from sale of investments	46	68
Other, net	10	61
Net cash used in investing activities	(1,482)	(1,493)
Cash flows from financing activities:
Capital contributions by non-controlling interests	490	245
Partnership distributions	(54)	(58)
Proceeds from offering of subsidiary equity	—	31
Dividends and distributions to non-controlling interests in subsidiaries	(51)	(115)
Proceeds from other borrowings	1,368	1,122
Repayments of other borrowings	(1,399)	(643)
Other, net	(16)	(15)
Net cash provided by financing activities	338	567
Effect of exchange rate changes on cash and cash equivalents	(18)	15
Net change in cash of assets held for sale	12	—
Net decrease in cash and cash equivalents	(158)	(758)
Cash and cash equivalents, beginning of period	2,078	2,912
Cash and cash equivalents, end of period	$1,920	$2,154

Supplemental information:
Cash payments for interest, net of amounts capitalized	$318	$312
Net cash payments (refunds) for income taxes	$52	$(14)
Investment in Pep Boys prior to acquiring a controlling interest	$160	$—
Investment in Trump prior to acquiring a controlling interest	$126	$—
LP unit issuance for remaining 25% interest in ARL	$35	$—
Subsidiary common unit issuance for acquisition of CVR Nitrogen	$336	$—
Investment in Ferrous Resources prior to acquiring a controlling interest	$—	$36
Changes in liabilities from non-cash acquisitions of property, plant and equipment	$18	$26

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30,	December 31,
	2016	2015
ASSETS	(Unaudited)
Cash and cash equivalents	$1,920	$2,078
Cash held at consolidated affiliated partnerships and restricted cash	694	1,282
Investments	9,875	15,351
Accounts receivable, net	1,796	1,685
Inventories, net	2,861	2,259
Property, plant and equipment, net	11,442	9,535
Goodwill	1,188	1,504
Intangible assets, net	1,138	1,108
Other assets	1,661	1,625
Total Assets	$32,575	$36,427
LIABILITIES AND EQUITY
Accounts payable	$1,763	$1,416
Accrued expenses and other liabilities	2,578	1,828
Deferred tax liability	1,677	1,197
Securities sold, not yet purchased, at fair value	1,306	794
Due to brokers	2,447	7,317
Post-employment benefit liability	1,212	1,224
Debt	12,969	12,594
Total liabilities	23,952	26,370

Commitments and contingencies (Note 17)

Equity:
Limited partner	2,864	4,310
General partner	(313)	(299)
Equity attributable to Icahn Enterprises Holdings	2,551	4,011
Equity attributable to non-controlling interests	6,072	6,046
Total equity	8,623	10,057
Total Liabilities and Equity	$32,575	$36,427

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:	(Unaudited)
Net sales	$4,094	$3,979	$7,642	$7,544
Other revenues from operations	523	347	969	676
Net (loss) gain from investment activities	(308)	592	(1,244)	1,183
Interest and dividend income	28	47	70	100
Other income (loss), net	13	19	40	(8)
	4,350	4,984	7,477	9,495
Expenses:
Cost of goods sold	3,448	3,324	6,571	6,449
Other expenses from operations	314	161	560	316
Selling, general and administrative	615	528	1,133	1,005
Restructuring	6	27	21	39
Impairment	—	3	577	4
Interest expense	201	286	442	556
	4,584	4,329	9,304	8,369
(Loss) income before income tax expense	(234)	655	(1,827)	1,126
Income tax expense	(50)	(113)	(66)	(162)
Net (loss) income	(284)	542	(1,893)	964
Less: net loss (income) attributable to non-controlling interests	216	(329)	988	(590)
Net (loss) income attributable to Icahn Enterprises Holdings	$(68)	$213	$(905)	$374

Net (loss) income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$(67)	$211	$(896)	$370
General partner	(1)	2	(9)	4
	$(68)	$213	$(905)	$374

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Net (loss) income	$(284)	$542	$(1,893)	$964
Other comprehensive income (loss), net of tax:
Post-employment benefits	4	2	10	24
Hedge instruments	1	(2)	1	(1)
Translation adjustments and other	(60)	25	(13)	(103)
Other comprehensive (loss) income, net of tax	(55)	25	(2)	(80)
Comprehensive (loss) income	(339)	567	(1,895)	884
Less: Comprehensive loss (income) attributable to non-controlling interests	224	(333)	984	(572)
Comprehensive income (loss) attributable to Icahn Enterprises Holdings	$(115)	$234	$(911)	$312

Comprehensive (loss) income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$(114)	$232	$(902)	$309
General partner	(1)	2	(9)	3
	$(115)	$234	$(911)	$312

Accumulated other comprehensive loss was $1,459 million and $1,457 million at June 30, 2016 and December 31, 2015, respectively.

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2015	$(299)	$4,310	$4,011	$6,046	$10,057
Net loss	(9)	(896)	(905)	(988)	(1,893)
Other comprehensive income	—	(6)	(6)	4	(2)
Partnership distributions	(1)	(53)	(54)	—	(54)
Partnership contribution	1	—	1	—	1
Investment segment contributions	—	—	—	490	490
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(51)	(51)
Acquisitions	(5)	(525)	(530)	590	60
LP unit issuance	—	35	35	—	35
Changes in subsidiary equity and other	—	(1)	(1)	(19)	(20)
Balance, June 30, 2016	$(313)	$2,864	$2,551	$6,072	$8,623

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2014	$(285)	$5,751	$5,466	$6,947	$12,413
Net income	4	370	374	590	964
Other comprehensive loss	(1)	(61)	(62)	(18)	(80)
Partnership distributions	(1)	(57)	(58)	—	(58)
Investment segment contributions	—	—	—	245	245
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(115)	(115)
Proceeds from subsidiary equity offering	—	—	—	31	31
Acquisitions	—	—	—	65	65
Changes in subsidiary equity and other	—	(9)	(9)	10	1
Balance, June 30, 2015	$(283)	$5,994	$5,711	$7,755	$13,466

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(1,893)	$964
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (gain) from securities transactions	627	(1,020)
Purchases of securities	(1,211)	(542)
Proceeds from sales of securities	5,880	1,515
Purchases to cover securities sold, not yet purchased	(42)	(186)
Proceeds from securities sold, not yet purchased	475	895
Changes in receivables and payables relating to securities transactions	(5,046)	(1,463)
Depreciation and amortization	488	418
Impairment	577	4
Equity earnings from non-consolidated affiliates	(36)	(32)
Deferred taxes	4	75
Other, net	63	(14)
Changes in cash held at consolidated affiliated partnerships and restricted cash	589	(322)
Changes in other operating assets and liabilities	517	(139)
Net cash provided by operating activities	992	153
Cash flows from investing activities:
Capital expenditures	(421)	(729)
Acquisition of businesses, net of cash acquired	(1,042)	(786)
Purchases of investments	(75)	(107)
Proceeds from sale of investments	46	68
Other, net	10	61
Net cash used in investing activities	(1,482)	(1,493)
Cash flows from financing activities:
Capital contribution by non-controlling interests	490	245
Partnership distributions	(54)	(58)
Proceeds from offering of subsidiary equity	—	31
Distributions to non-controlling interests in subsidiaries	(51)	(115)
Proceeds from other borrowings	1,368	1,122
Repayments of other borrowings	(1,399)	(643)
Other, net	(16)	(15)
Net cash provided by financing activities	338	567
Effect of exchange rate changes on cash and cash equivalents	(18)	15
Net change in cash of assets held for sale	12	—
Net decrease in cash and cash equivalents	(158)	(758)
Cash and cash equivalents, beginning of period	2,078	2,912
Cash and cash equivalents, end of period	$1,920	$2,154

Supplemental information:
Cash payments for interest, net of amounts capitalized	$318	$312
Net cash payments (refunds) for income taxes	$52	$(14)
Investment in Pep Boys prior to acquiring a controlling interest	$160	$—
Investment in Trump prior to acquiring a controlling interest	$126	$—
LP unit issuance for remaining 25% interest in ARL	$35	$—
Subsidiary common unit issuance for acquisition of CVR Nitrogen	$336	$—
Investment in Ferrous Resources prior to acquiring a controlling interest	$—	$36
Changes in liabilities from non-cash acquisitions of property, plant and equipment	$18	$26

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of June 30, 2016. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 10, "Debt," and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned approximately 89.5% of Icahn Enterprises' outstanding depositary units as of June 30, 2016.
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
Principles of Consolidation
As of June 30, 2016, our condensed consolidated financial statements include the accounts of (i) Icahn Enterprises and Icahn Enterprises Holdings and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings, in addition to variable interest entities ("VIEs") in which we are the primary beneficiary. In evaluating whether we have a controlling financial interest in entities that we consolidate, we consider the following: (1) for voting interest entities, including limited partnerships and similar entities that are not VIEs, we consolidate these entities in which we own a majority of the voting interests; and (2) for VIEs, we consolidate these entities in which we are the primary beneficiary. See below for a discussion of our VIEs. Kick-out rights (which are the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general partners and which are collectively referred to as "kick-out" rights) held through voting interests of partnerships and similar entities that are not VIEs are considered the equivalent of the equity interests of corporations that are not VIEs. All material intercompany accounts and transactions have been eliminated in consolidation.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

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
We determined that each of the Investment Funds are considered VIEs because these limited partnerships lack both substantive kick-out and participating rights. Because we are the general partner in each of the Investment Funds and have significant limited partner interests in each of the Investment Funds, coupled with our significant exposure to losses and benefits in each of the Investment Funds, we are the primary beneficiary of each of the Investment Funds and therefore continue to consolidate each of the Investment Funds. Substantially all of the assets and liabilities of our Investment segment pertain to the Investment Funds. See Note 13, "Segment Reporting," for details of our condensed balance sheets for our Investment segment.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

	June 30, 2016	December 31, 2015
	(in millions)
Cash and cash equivalents	$236	$237
Property, plant and equipment, net	3,408	2,674
Inventories	325	290
Goodwill	—	574
Intangible assets, net	328	337
Other assets	94	102
Accounts payable, accrued expenses and other liabilities	364	333
Debt	1,167	667
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
See Note 4, “Investments and Related Matters,” and Note 5, “Fair Value Measurements,” for a detailed discussion of our investments.
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of June 30, 2016 was approximately $13.0 billion and $12.6 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2015 was approximately $12.6 billion and $12.2 billion, respectively.
Restricted Cash
Our restricted cash balance was $507 million and $966 million as of June 30, 2016 and December 31, 2015, respectively.
Inventories
As further discussed in Note 2, "Operating Units - Automotive," we acquired Pep Boys - Manny, Moe and Jack ("Pep Boys") on February 3, 2016. Pep Boys' inventories are valued at lower of cost or market and cost of goods sold is determined using the last-in, first-out ("LIFO") method. Pep Boys is currently the only subsidiary of ours that uses LIFO in determining cost of goods sold. As inventories of Pep Boys have been revalued to fair value as a result of our acquisition on February 3, 2016, there are immaterial differences between inventory balances calculated using LIFO as compared to inventory balances calculated using first-in, first-out as of June 30, 2016.
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
June 30, 2016 (Unaudited)

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
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, creating a new topic, FASB ASC Topic 606, Revenue from Contracts with Customers, superseding revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date of this ASU is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. In addition, the FASB issued other amendments during 2016 to FASB ASC Topic 606, Revenue from Contracts with Customers, that include implementation guidance to principal versus agent considerations, guidance to identifying performance obligations and licensing guidance and other narrow scope improvements. Early adoption is permitted only as of the annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact of these guidance on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall, which amends FASB ASC Topic 825, Financial Instruments. This ASU requires that equity investments (except those accounted for under the equity method of accounting or those that result in the consolidation of the investee) to be measured at fair value with changes recognized in earnings. However, an entity may choose to measure equity investments that do not have readily determinable fair values at

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

cost minus impairment. In addition, there were other amendments to certain disclosure and presentation matters pertaining to financial instruments, including the requirement of an entity to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this ASU should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values should be applied prospectively to equity investments that exist as of the date of adoption. Early application is permitted for certain matters only. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
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
In June 2016, the FASB issued ASU No. 2016-13, Measurement of credit losses on financial instruments, which amends FASB ASC Topic 326, Financial Instruments - Credit Losses. This ASU requires financial assets measured at amortized cost to be presented at the net amount to be collected and broadens the information, including forecasted information incorporating more timely information, that an entity must consider in developing its expected credit loss estimate for assets measured. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
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
We had interests in the Investment Funds with a fair value of approximately $1.7 billion and $3.4 billion as of June 30, 2016 and December 31, 2015, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

Automotive
We conduct our Automotive segment through our majority ownership in Federal-Mogul Holdings Corporation ("Federal-Mogul"), our wholly owned subsidiary IEH Auto Parts Holding LLC ("IEH Auto"), effective June 1, 2015, and our wholly owned subsidiary Pep Boys, effective February 3, 2016 (see "Pep Boys Acquisition" below).
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
As of June 30, 2016, we owned approximately 82.0% of the total outstanding common stock of Federal-Mogul.
On February 28, 2016, Icahn Enterprises issued a proposal to the board of directors of Federal-Mogul to purchase the remaining shares of Federal-Mogul common stock not owned by us in a merger transaction pursuant to which Federal-Mogul shareholders would receive $7.00 per share in cash for their shares of Federal-Mogul common stock. Federal-Mogul’s board of directors subsequently authorized the formation of a special committee that has been charged with the review and evaluation of Icahn Enterprises' proposal and alternatives thereto. Subsequent to submitting its proposal, Icahn Enterprises advised Federal-Mogul's board of directors that it was not considering selling its stake in Federal-Mogul at the current time.
On June 17, 2016, Icahn Enterprises issued a revised proposal to the board of directors of Federal-Mogul to purchase the remaining shares of Federal-Mogul common stock not owned by us in a merger transaction pursuant to which Federal-Mogul shareholders would receive $8.00 per share in cash for their shares of Federal-Mogul common stock, an increase from the previous offer, as discussed above, of $7.00 in cash per share. The proposed merger process is ongoing as of the date of this Report.
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
IEH Auto has 21 distribution centers and 277 corporate-owned jobber stores (including 11 satellite locations) in the United States and supports a network of more than 2,000 independent wholesalers. Through its banner and technical support programs as well as its offering of premium auto parts, IEH Auto has built its reputation on being the partner of choice for independent entrepreneurs eager to tap into the strength of large network.
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
June 30, 2016 (Unaudited)

Prior to obtaining a controlling interest, we remeasured our equity interest in Pep Boys to its acquisition-date fair value of $121 million. The difference between the carrying value and the acquisition-date fair value of our equity interest in Pep Boys was immaterial.
A preliminary valuation of the net assets of the Pep Boys acquisition resulted in $950 million allocated to tangible net assets and $253 million allocated to goodwill and other intangible net assets as of the acquisition date. Our allocation to other intangible net assets includes $59 million allocated to unfavorable leases liability which is included in accrued expenses and other liabilities on the condensed consolidated balance sheets. We are in the process of valuing the Pep Boys acquisition and have recorded provisional amounts based on preliminary estimates of fair value of net assets acquired, including goodwill. The provisional measurements of net assets are subject to change as we finalize the purchase price allocation.
During the first half of 2016, the acquisitions of Pep Boys, CVR Nitrogen (as defined below), Trump (as defined below), and other miscellaneous acquisitions, as described below, were not material, individually or in the aggregate, to our condensed consolidated financial statements.
Other Acquisition
On May 26, 2016, Federal-Mogul completed the acquisition of the assets of a filter manufacturing business in Mexico, which primarily serves the Mexican market, for a purchase price of $25 million, net of cash acquired. The estimated fair value of net assets acquired at the acquisition date is $25 million. Federal-Mogul is in the process of finalizing certain customary post-closing adjustments which could affect the estimated fair value of assets acquired and liabilities assumed.
Accounts Receivable, net
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Canada and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $566 million and $408 million as of June 30, 2016 and December 31, 2015, respectively. Of those gross amounts, $556 million and $401 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the condensed consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of June 30, 2016 and December 31, 2015, Federal-Mogul had withdrawn cash related to such transferred receivables of $1 million and $1 million, respectively. Proceeds from the transfers of accounts receivable qualifying as sales were $429 million and $410 million for the three months ended June 30, 2016 and 2015, respectively, and $842 million and $800 million for the six months ended June 30, 2016 and 2015, respectively.
Expenses associated with transfers of receivables were $4 million and $2 million for the three months ended June 30, 2016 and 2015, respectively, and $7 million and $4 million for the six months ended June 30, 2016 and 2015, respectively. Such expenses were recorded in the condensed consolidated statements of operations within other income (loss), net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.
Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposure to Federal-Mogul associated with certain of these facilities' terms were $4 million and $11 million as of June 30, 2016 and December 31, 2015, respectively.
Restructuring
Federal-Mogul recorded restructuring expenses of $6 million and $27 million for the three months ended June 30, 2016 and 2015, respectively, and $21 million and $39 million for the six months ended June 30, 2016 and 2015, respectively. These restructuring expenses, primarily consisting of employee costs and headcount reductions, pertain to all restructuring programs that Federal-Mogul has initiated in order to improve its operating performance.
Federal-Mogul's restructuring expenses are aimed at optimizing its cost structure. Federal-Mogul expects to complete these programs in 2017 and incur additional restructuring and other charges of less than $1 million. For programs previously initiated in prior periods, Federal-Mogul expects to complete these programs in 2018 and incur additional restructuring charges of approximately $4 million.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

Energy
We conduct our Energy segment through our majority ownership in CVR. CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining and CVR Partners, respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate ("UAN") and ammonia. As of June 30, 2016, CVR owned 100% of the general partners of CVR Refining and CVR Partners and approximately 66% of the common units of CVR Refining and approximately 34% of the common units of CVR Partners.
As of June 30, 2016, we owned approximately 82.0% of the total outstanding common stock of CVR. In addition, as of June 30, 2016, we owned approximately 4.0% of the total outstanding common units of CVR Refining directly.
CVR Nitrogen, LP Acquisition
On April 1, 2016, CVR Partners completed its acquisition of CVR Nitrogen, LP ("CVR Nitrogen") (formerly known as East Dubuque Nitrogen Partners, L.P. and also formerly known as Rentech Nitrogen Partners L.P.) and CVR Nitrogen GP, LLC ("CVR Nitrogen GP") (formerly known as East Dubuque Nitrogen GP, LLC and also formerly known as Rentech Nitrogen GP, LLC). In connection with this acquisition, CVR Partners issued approximately 40.2 million common units to CVR Nitrogen common unitholders with a fair market value of $336 million and paid $99 million in cash consideration and assumed $368 million fair value of debt. The total fair value of the purchase price consideration to be allocated was $440 million and the estimated fair value of net assets acquired at the acquisition date was $440 million. There were no identifiable intangible assets related to this acquisition. CVR Partners is in the process of finalizing certain customary post-closing adjustments which could affect the estimated fair value of assets acquired and liabilities assumed.
CVR Nitrogen's debt arrangements that remained in place after the closing date of the acquisition included $320 million of its 6.5% notes due 2021, the majority of which were purchased in June 2016, as discussed further in Note 10, "Debt." On April 1, 2016, in connection with the acquisition of CVR Nitrogen, CVR Partners entered into a new $320 million senior term loan facility with AEPC ("AEPC Facility"), a wholly owned subsidiary of Icahn Enterprises, as the lender. In connection with the repayment of the substantial majority of CVR Nitrogen's 6.5% notes due 2021, the AEPC Facility was terminated.
CVR Nitrogen, located in East Dubuque, Illinois, owns and operates a nitrogen fertilizer facility, producing primarily ammonia and UAN using natural gas as its facility's primary feedstock. The primary reasons for the mergers were to expand CVR Partners' geographical footprint, diversify its raw material feedstocks, widen its customer reach and increase its potential cash-flow generation.
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
In addition to the refineries, CVR's petroleum business owns and operates the following: (i) a crude oil gathering system with a gathering capacity of over 65,000 barrels per day ("bpd") serving Kansas, Oklahoma, Missouri, Nebraska, Colorado and Texas; (ii) a 170,000 bpd pipeline system (supported by approximately 340 miles of active owned and leased pipeline) that transports crude oil to its Coffeyville refinery from its Broome Station facility near Caney, Kansas; (iii) approximately 6.4 million barrels of company owned and leased crude oil storage capacity; (iv) a rack marketing division supplying product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and at throughput terminals on Magellan and NuStar Energy, LP's ("NuStar") refined products distribution systems; and (v) over 4.5 million barrels of combined refinery related storage capacity.
Nitrogen Fertilizer Business
CVR Partners' nitrogen fertilizer business consists of a nitrogen fertilizer manufacturing facility located in Coffeyville, Kansas that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer and a nitrogen fertilizer manufacturing facility located in East Dubuque, Illinois that uses natural gas to produce nitrogen fertilizer (as a result of the acquisition of CVR Nitrogen as discussed above). The facility in Coffeyville includes a 1,300 ton-per-day ammonia unit, a

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

3,000 ton-per-day UAN unit and a gasifier complex having a capacity of 89 million standard cubic feet per day of hydrogen. The facility in East Dubuque includes a 1,025 ton-per-day ammonia unit and a 1,100 ton-per-day UAN unit.
Metals
We conduct our Metals segment through our indirect wholly owned subsidiary, PSC Metals, Inc. (“PSC Metals”). PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms and supplies the recycled metals to its customers, including electric-arc furnace mills, integrated steel mills, foundries, and secondary smelters and metals brokers. PSC Metals’ ferrous products include busheling, plate and structural, shredded, sheared and bundled scrap metal and other purchased scrap metal such as turnings (steel machining fragments), and cast furnace iron. PSC Metals processes the scrap into a size, density and purity required by customers to meet their production needs. PSC Metals also processes non-ferrous metals, including aluminum, copper, brass, stainless steel and nickel-bearing metals. Non-ferrous products are a significant raw material in the production of aluminum and copper alloys used in manufacturing. PSC Metals also operates a steel products business that includes the supply of secondary plate and structural grade pipe that is sold into niche markets for counterweights, piling and foundations, construction materials and infrastructure end-markets. PSC Metals also purchases end of life vehicles, dismantles those vehicles, resells valuable parts, and ships the resulting vehicle hulks to its shredder yards.
Railcar
We conduct our Railcar segment through our majority ownership interest in ARI and our wholly owned subsidiary American Railcar Leasing, LLC ("ARL").
ARI manufactures railcars that are offered for sale or lease, custom and standard railcar components and other industrial products, primarily aluminum and special alloy steel castings. These products are sold to various types of companies including shippers, leasing companies, industrial companies, and Class I railroads. ARI leases railcars that it manufactures to certain markets that include the chemical, mineral, petrochemical, food and agriculture, and energy industries. ARI provides railcar services consisting of railcar repair services, ranging from full to light repair, engineering and on-site repairs and maintenance through its various repair facilities, including mini repair shops and mobile repair units.
ARL is engaged in the business of leasing railcars to customers with specific requirements whose products require specialized railcars dedicated to transporting, storing, and preserving the integrity of their products. These products are primarily in the chemical, mineral, petrochemical, food and agriculture, and energy industries.
Transactions between ARI and ARL have been eliminated in consolidation.
As of June 30, 2016, we owned approximately 61.2% of the total outstanding common stock of ARI.
Gaming
We conduct our Gaming segment through our majority ownership in Tropicana and our wholly owned subsidiary, Trump Entertainment Resorts, Inc. (“Trump”) which owns and operates Trump Taj Mahal Casino Resort. As discussed below, we obtained control and began consolidating the results of Trump upon its emergence from bankruptcy on February 26, 2016.
Tropicana owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The eight casino facilities it operates feature approximately 392,000 square feet of gaming space with 8,000 slot machines, 280 table games and 5,500 hotel rooms with two casino facilities located in Nevada and one in each of Mississippi, Missouri, Indiana, Louisiana, New Jersey and Aruba.
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
As of June 30, 2016, we owned approximately 68.5% of the total outstanding common stock of Tropicana.
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
June 30, 2016 (Unaudited)

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
A preliminary valuation of the net assets of the Trump business resulted in $112 million allocated to tangible net assets and $14 million to intangible assets. We are in the process of valuing the Trump acquisition and have recorded provisional amounts based on preliminary estimates of fair value of net assets acquired. The provisional measurements of net assets are subject to change as we finalize the purchase price allocation. Additionally, at the acquisition date, Trump had a full valuation allowance on its deferred tax assets.  We are in the process of obtaining the information necessary for evaluating the valuation allowance and deferred tax assets acquired.  It is possible that a portion of the valuation allowance on the Trump deferred tax assets will be adjusted in future periods.
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
As of June 30, 2016, we owned approximately 77.2% of the total outstanding common stock of Ferrous Resources.
Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase currently operates nine manufacturing facilities, six distribution centers and three service centers throughout North America, Europe, South America and Asia and derived approximately 69% of its total net sales from customers located outside the United States for the six months ended June 30, 2016.
As of June 30, 2016, we owned approximately 73.3% of the total outstanding common stock of Viskase.
Real Estate
Our Real Estate segment consists of rental real estate, property development and club activities.
As of June 30, 2016, we owned 15 commercial rental real estate properties. Our property development operations are run primarily through Bayswater Development LLC, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor development property in Vero Beach, Florida include land for future residential development of approximately 239 and 1,128 units of residential housing, respectively. Both our developments operate golf and club operations as well. In addition, our Real Estate segment owns an unfinished development property which is located on approximately 23 acres in Las Vegas, Nevada.
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
June 30, 2016 (Unaudited)

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
Investment
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. During the six months ended June 30, 2016 and 2015, affiliates of Mr. Icahn made investments aggregating $490 million and $245 million, respectively, in the Investment Funds. Subsequent to June 30, 2016, affiliates of Mr. Icahn made investments of $15 million in the Investment Funds and redeemed $7 million from the Investment Funds. As of June 30, 2016 and December 31, 2015, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings) was approximately $3.8 billion and $4.1 billion, respectively, representing approximately 69% and 55%, respectively, of the Investment Funds' assets under management.
Icahn Capital LP ("Icahn Capital") pays for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds. For the three months ended June 30, 2016 and 2015, $19 million and $130 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement. For the six months ended June 30, 2016 and 2015, $7 million and $228 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

ARI purchased $1 million and $7 million of components from ACF for the three months ended June 30, 2016 and 2015, respectively, and $3 million and $9 million of components from ACF for the six months ended June 30, 2016 and 2015, respectively.
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
ARI's revenues under this agreement were less than $1 million and $4 million for the three months ended June 30, 2016 and 2015, respectively, and $1 million and $6 million for the six months ended June 30, 2016 and 2015, respectively. Such revenues were recorded for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF.
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
For each of the three and six months ended June 30, 2016, revenues of less than $1 million were recorded under this agreement. No revenues were recorded under this agreement for each of the three and six months ended June 30, 2015.
In April 2013, AEP Leasing LLC entered into an agreement (the "ACF Agreement") with ACF whereby AEP Leasing would purchase railcars from ACF. The ACF Agreement was assumed by ARL in connection with our purchase of economic interest in ARL. The ACF Agreement was unanimously approved by Icahn Enterprises' audit committee consisting of independent directors, who were advised by independent counsel and an independent financial advisor on the basis that the terms were not less favorable than those terms that could have been obtained in a comparable transaction with an unaffiliated third party. Under this agreement, purchases of railcars from ACF were $9 million for the six months ended June 30, 2015. There were no purchases of railcars from ACF under this agreement for the six months ended June 30, 2016.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

In addition to the above purchases, on a contract-by-contract basis, ARL purchased $2 million and $21 million of railcars from ACF for the three months ended June 30, 2016 and 2015, respectively, and $14 million and $27 million of railcars from ACF for the six months ended June 30, 2016 and 2015, respectively.
Insight Portfolio Group LLC
Insight Portfolio Group LLC (“Insight Portfolio Group”) is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates.
In 2013, Icahn Enterprises Holdings acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of Icahn Enterprises Holdings, including Federal-Mogul, CVR, PSC Metals, ARI, ARL, Tropicana, Viskase and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. A number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. For each of the three and six months ended June 30, 2016 and 2015, immaterial amounts were paid in respect to certain of Insight Portfolio Group's operating expenses.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

	June 30, 2016	December 31, 2015
Assets	(in millions)
Investments:
Equity securities:
Basic materials	$927	$563
Communications	187	407
Consumer, non-cyclical	3,010	3,684
Consumer, cyclical	152	115
Diversified	17	17
Energy	1,447	1,461
Financial	1,931	2,094
Industrial	256	188
Technology	1,022	5,795
	8,949	14,324
Corporate debt:
Consumer, non-cyclical	98	—
Consumer, cyclical	152	55
Financial	4	4
Sovereign debt	—	13
Utilities	14	—
	268	72
Mortgage-backed securities:
Financial	—	157
	$9,217	$14,553
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$4	$794
Consumer, cyclical	848	—
Energy	136	—
Financial	158	—
Industrial	105	—
	1,251	794
Debt securities:
Consumer, cyclical	55	—
	$1,306	$794
The portion of trading (loss) gains that relates to trading securities still held by our Investment segment was $(74) million and $203 million for the three months ended June 30, 2016 and 2015, respectively, and $(189) million and $598 million for the six months ended June 30, 2016 and 2015, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

Other Segments
The carrying value of investments held by our other segments and our Holding Company consist of the following:

	June 30, 2016	December 31, 2015
	(in millions)
Equity method investments	$293	$323
Other investments	365	475
	$658	$798

5.	Fair Value Measurements.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

The following table summarizes the valuation of our investments, derivative contracts, securities sold not yet purchased and other liabilities by the above fair value hierarchy levels measured on a recurring and non-recurring basis as of June 30, 2016 and December 31, 2015:

	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments (Note 4)	$8,956	$382	$244	$9,582	$14,447	$289	$292	$15,028
Derivative contracts, at fair value(1)	—	19	—	19	—	259	—	259
	$8,956	$401	$244	$9,601	$14,447	$548	$292	$15,287
Liabilities
Securities sold, not yet purchased (Note 4)	$1,251	$55	$—	$1,306	$794	$—	$—	$794
Other liabilities	—	21	—	21	—	3	—	3
Derivative contracts, at fair value(2)	—	448	—	448	—	36	—	36
	$1,251	$524	$—	$1,775	$794	$39	$—	$833

(1)	Amounts are classified within other assets in our condensed consolidated balance sheets.

(2)	Amounts are classified within accrued expenses and other liabilities in our condensed consolidated balance sheets.

Assets Measured at Fair Value on a Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
The changes in investments measured at fair value on a recurring basis for which we use Level 3 inputs to determine fair value are as follows:

	Six Months Ended June 30,
	2016	2015
	(in millions)
Balance at January 1	$283	$229
Net realized and unrealized gains (losses)(1)	10	(43)
Purchases	50	100
Net transfers out	(120)	(34)
Balance at June 30	$223	$252
(1) Includes unrealized gains of zero for the six months ended June 30, 2016 and unrealized losses of $26 million for the six months ended June 30, 2015 relating to investments still held at June 30 of each respective period and which are included in net (loss) gain from investment activities in the condensed consolidated statements of operations.
During the first quarter of 2016, we transferred out a Level 3 corporate debt investment in the amount of $126 million.  See Note 2, "Operating Units - Gaming," for further discussion regarding this transaction.
During 2015, the Holding Company made a certain investment classified as trading securities in the amount of $100 million, which is considered a Level 3 investment due to unobservable market data and is measured at fair value on a recurring basis. We purchased an additional $50 million of this investment during the six months ended June 30, 2016. We determined the fair value of this investment using internally developed models and other valuation techniques. As of June 30, 2016 and December 31, 2015, the fair value of this investment was $207 million and $157 million, respectively.
During 2015, the Holding Company obtained control of, and consolidated, Ferrous Resources, which was previously considered a Level 3 investment due to unobservable market data. The fair value of our investment in Ferrous Resources immediately prior to obtaining control was $36 million, which was transferred out of Level 3 investments during the second quarter of 2015.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

Assets Measured at Fair Value on a Non-Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
We have certain investments in debt securities classified as held-to-maturity within our Gaming segment since we have the ability and intent to hold the bonds to maturity. The debt securities are classified as Level 3 investments measured at fair value on a non-recurring basis and therefore are excluded from the roll forward of Level 3 investments measured on a recurring basis above. As of June 30, 2016 and December 31, 2015, the fair value of these debt securities was $21 million and $9 million, respectively, with the increase resulting from our acquisition of Trump during the first quarter of 2016.
During the six months ended June 30, 2016, our Energy segment recorded a goodwill impairment charge of $574 million, which represented the full amount of the remaining goodwill allocated to this segment. Refer to Note 8, "Goodwill and Intangible Assets, Net," for further discussion. Additionally, during the six months ended June 30, 2016, our Automotive segment recorded $3 million of impairment relating to property, plant and equipment in connection with its restructuring activities.

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
June 30, 2016 (Unaudited)

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
The Investment Funds may also purchase and write option contracts. As a writer of option contracts, the Investment Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Investment Funds are obligated to purchase or sell, at the holder's option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds' satisfaction of the obligations may exceed the amount recognized in our condensed consolidated balance sheets. At June 30, 2016, there were no put options written by the Investment Funds as these contracts expired during the second quarter of 2016. At December 31, 2015, the maximum payout amounts relating to certain put options written by the Investment Funds were approximately $5.9 billion, of which approximately $5.9 billion related to covered put options on existing short positions on certain stock and credit indices. As of December 31, 2015, there were unrealized gains of $67 million with respect to these put options.
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds' derivative instruments with credit-risk-related contingent features that are in a liability position at June 30, 2016 and December 31, 2015 was $448 million and $33 million, respectively.
At June 30, 2016 and December 31, 2015, the Investment Funds had approximately $423 million and $883 million, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash in our condensed consolidated balance sheets.
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
June 30, 2016 (Unaudited)

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
Federal-Mogul had commodity price hedge contracts outstanding with combined notional values of $21 million and $28 million at June 30, 2016 and December 31, 2015, respectively, substantially all of which mature within one year in each of the respective periods and all of which were designated as hedging instruments for accounting purposes. Federal-Mogul had a net liability balance of zero and $3 million as of June 30, 2016 and December 31, 2015, respectively, with respect to these hedging positions. Unrealized net losses of zero and $2 million were recorded in accumulated other comprehensive loss as of June 30, 2016 and December 31, 2015, respectively.
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
Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Foreign currency forwards are also used in conjunction with Federal-Mogul's commodity hedging program. As part of its hedging program, Federal-Mogul attempts to limit hedge ineffectiveness by matching terms of the commodity purchases with the hedging instrument. Federal-Mogul does not hold any foreign currency price hedge contracts as of June 30, 2016 or December 31, 2015.
Concentrations of Credit Risk
Financial instruments including cash equivalents, derivative contracts, and accounts receivable, expose Federal-Mogul to counter-party credit risk for non-performance. Federal-Mogul’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet its requirement of high credit standing. Federal-Mogul's counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. Federal-Mogul manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counter-party and through monitoring counter-party credit risks. Federal-Mogul's concentration of credit risk related to derivative contracts at June 30, 2016 and December 31, 2015 was not material.
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
June 30, 2016 (Unaudited)

certain over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges for GAAP purposes. Gains or losses related to the change in fair value and periodic settlements of these derivative instruments are included in other income (loss), net in the condensed consolidated statements of operations.
Commodity Swaps
CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the condensed consolidated balance sheets with changes in fair value currently recognized in the condensed consolidated statement of operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At December 31, 2015, CVR Refining had open commodity hedging instruments consisting of 2.5 million barrels of crack spreads primarily to fix the margin on a portion of its future gasoline and distillate production. During the first quarter of 2016, CVR Refining settled a number of the open crack spread positions and entered into offsetting positions to effectively lock in the gain on the remaining positions to be settled in 2016. At June 30, 2016, CVR Refining had open commodity hedging instruments consisting of 0.4 million barrels net of crack spreads and 0.6 million barrels of price and basis swaps. The fair value of the outstanding contracts at June 30, 2016 and December 31, 2015 was a net asset of $13 million and $45 million, respectively. CVR Refining recognized a net loss of $2 million and $12 million for the three months ended June 30, 2016 and 2015, respectively, and net loss of $3 million and $63 million for the six months ended June 30, 2016 and 2015, respectively, which are included in other income (loss), net in the condensed consolidated statements of operations.
Interest Rate Swaps
Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF"), a subsidiary of CVR Partners, had two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt, which matured in April 2016. The aggregate notional amount covered under these agreements totaled $63 million (split evenly between the two agreements) which commenced on August 12, 2011 and expired on February 12, 2016. The interest rate swaps agreements terminated in February 2016. The realized losses on the interest rate swaps reclassified from accumulated other comprehensive loss into interest expense was less than $1 million for each of the three and six months ended June 30, 2016 and 2015.
Consolidated Derivative Information
The volume of our derivative activities based on their notional exposure, categorized by primary underlying risk, is as follows:

	June 30, 2016		December 31, 2015
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Credit swaps(1)	$195	$565	$187	$2,306
Equity swaps	210	15,359	1,343	14,167
Foreign currency forwards	—	861	—	842
Interest rate swap contracts(2)	—	—	—	137
Commodity contracts	32	654	43	643

(1)
The short notional amount on our credit default swap positions is approximately $2.6 billion and $10.0 billion as of June 30, 2016 and December 31, 2015, respectively. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $0.6 billion and $2.3 billion as of June 30, 2016 and December 31, 2015, respectively.

(2)
The short notional amount on certain of our interest rate contracts with a six month duration is approximately $16.0 billion as of December 31, 2015. We assume that interest rates will not fall below zero and therefore our downside short notional exposure to loss on these contracts is $74 million (of the total $137 million disclosed in the above table) as of December 31, 2015.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

The following table presents the consolidated fair values of our derivatives that are not designated as hedging instruments:

Derivatives Not Designated as Hedging Instruments	Asset Derivatives(1)		Liability Derivatives(2)
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(in millions)
Equity contracts	$—	$339	$406	$122
Foreign exchange contracts	—	—	2	19
Credit contracts	6	45	31	53
Interest rate swap contracts	—	—	—	—
Commodity contracts	15	46	11	10
Sub-total	21	430	450	204
Netting across contract types(3)	(2)	(171)	(2)	(171)
Total(3)	$19	$259	$448	$33

(1)	Net asset derivatives are located within other assets in our condensed consolidated balance sheets.

(2)	Net liability derivatives are located within accrued expenses and other liabilities in our condensed consolidated balance sheets.

(3)	Excludes netting of cash collateral received and posted. The total collateral posted at June 30, 2016 and December 31, 2015 was $423 million and $883 million, respectively, across all counterparties.
The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our derivatives not designated as hedging instruments:

	(Loss) Gain Recognized in Income(1)
Derivatives Not Designated as Hedging Instruments	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Equity contracts	$(250)	$14	$(658)	$(151)
Foreign exchange contracts	24	(38)	(14)	136
Credit contracts	6	178	131	149
Interest rate contracts	—	—	(12)	—
Commodity contracts	(19)	(70)	(68)	(51)
	$(239)	$84	$(621)	$83

(1)
Gains (losses) recognized on derivatives are classified in net gain (loss) from investment activities in our condensed consolidated statements of operations for our Investment segment and are included in other income (loss), net for all other segments.

7.	Inventories, Net.
Inventories, net consists of the following:

	June 30, 2016	December 31, 2015
	(in millions)
Raw materials	$487	$457
Work in process	293	292
Finished goods	2,081	1,510
	$2,861	$2,259

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
	(in millions)
Automotive	$1,716	$(538)	$1,178	$1,458	$(538)	$920
Energy	930	(930)	—	930	(356)	574
Railcar	7	—	7	7	—	7
Food Packaging	3	—	3	3	—	3
	$2,656	$(1,468)	$1,188	$2,398	$(894)	$1,504

Intangible assets, net consists of the following:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$1,058	$(442)	$616	$1,041	$(408)	$633
Developed technology	142	(97)	45	144	(90)	54
In-place leases	121	(78)	43	121	(73)	48
Gasification technology license	60	(10)	50	60	(9)	51
Other	47	(20)	27	44	(20)	24
	$1,428	$(647)	$781	$1,410	$(600)	$810
Indefinite-lived intangible assets:
Trademarks and brand names			$319			$260
Gaming licenses			38			38
			357			298
Intangible assets, net			$1,138			$1,108
Amortization expense associated with definite-lived intangible assets was $24 million and $23 million for the three months ended June 30, 2016 and 2015, respectively, and $47 million and $45 million for the six months ended June 30, 2016 and 2015, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

Automotive
As further discussed in Note 2, "Operating Units - Automotive," during the first quarter of 2016, we acquired Pep Boys and allocated $48 million to trademarks and brand names, $15 million to customer relationships, $3 million to other definite-lived intangible assets and $246 million to goodwill as of the acquisition date. We are in the process of valuing the Pep Boys acquisition and have recorded provisional amounts based on preliminary estimates of fair value of net assets acquired, including goodwill. The provisional measurements of net assets are subject to change as we finalize the purchase price allocation. The Pep Boys acquisition is not material to our condensed consolidated financial statements.
We perform the annual goodwill impairment test for our Automotive segment as of October 1 of each year, or more frequently if impairment indicators exist. Based on "Step 2" of the goodwill impairment analysis of our Automotive segment's Motorparts reporting unit, we recorded a goodwill impairment charge of $312 million for the year ended December 31, 2015. Due to the complexity in the "Step 2" goodwill impairment analysis, we are currently expecting to finalize our Automotive segment's goodwill impairment for the Motorparts reporting unit during the third quarter of 2016 and any resulting difference in the amount of the impairment will be adjusted at that time.
Energy
Due to worsening sales trends for our Energy segment's Petroleum reporting unit, we performed an interim goodwill impairment analysis during the first quarter of 2016. Based on this analysis, our Energy segment recognized a goodwill impairment charge of $574 million, which represented the full amount of the remaining goodwill allocated to the Petroleum reporting unit. Due to the complexity in the "Step 2" goodwill impairment test performed during the first quarter of 2016, we expect to finalize the assessment of our Energy segment's goodwill impairment during the third quarter of 2016 and any resulting difference in the amount of the impairment will be adjusted at that time.
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
Gaming
As further discussed in Note 2, "Operating Units - Gaming," during the first quarter of 2016, we acquired Trump and allocated $13 million to trademarks and brand names and $1 million to customer relationships as of the acquisition date. We are in the process of valuing the Trump acquisition and have recorded provisional amounts based on preliminary estimates of fair value of net assets acquired. The provisional measurements of net assets are subject to change as we finalize the purchase price allocation. The Trump acquisition is not material to our condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

9.	Property, Plant and Equipment, Net.
Property, plant and equipment, net consists of the following:

	Useful Life	June 30, 2016	December 31, 2015
	(in years)	(in millions)
Land		$855	$549
Buildings and improvements	4 - 40	3,033	2,456
Machinery, equipment and furniture	1 - 30	7,414	6,047
Assets leased to others	15 - 39	4,038	3,994
Construction in progress		591	598
		15,931	13,644
Less: Accumulated depreciation and amortization		(4,489)	(4,109)
Property, plant and equipment, net		$11,442	$9,535
Assets leased to others are related to our Railcar and Real Estate segments. Included in assets leased to others in the table above are our Railcar segment's railcars for lease in the amount of approximately $3.6 billion and $3.6 billion as of June 30, 2016 and December 31, 2015, respectively. Additionally, included in assets leased to others in the table above are our Real Estate segment's properties on lease in the amount of $421 million and $423 million as of June 30, 2016 and December 31, 2015, respectively. Aggregate accumulated depreciation pertaining to assets leased to others is approximately $1.1 billion and $1.1 billion as of June 30, 2016 and December 31, 2015, respectively.
Depreciation and amortization expense related to property, plant and equipment was $232 million and $185 million for the three months ended June 30, 2016 and 2015, respectively, and $438 million and $366 million for the six months ended June 30, 2016 and 2015, respectively.

10.	Debt.
Debt consists of the following:

	June 30, 2016	December 31, 2015
	(in millions)
5.875% senior unsecured notes due 2022 - Icahn Enterprises/Icahn Enterprises Holdings	$1,339	$1,338
6.00% senior unsecured notes due 2020 - Icahn Enterprises/Icahn Enterprises Holdings	1,705	1,706
4.875% senior unsecured notes due 2019 - Icahn Enterprises/Icahn Enterprises Holdings	1,271	1,270
3.50% senior unsecured notes due 2017 - Icahn Enterprises/Icahn Enterprises Holdings	1,173	1,172
Debt facilities - Automotive	3,239	3,121
Debt facilities - Energy	1,120	619
Debt and credit facilities - Railcar	2,426	2,671
Credit facilities - Gaming	288	289
Credit facilities - Food Packaging	266	267
Other	142	141
	$12,969	$12,594
Except for those described below, there were no other significant changes to our consolidated debt during the six months ended June 30, 2016 as compared to that reported in our Annual Report on Form 10-K for the year ended December 31, 2015. Additionally, where applicable, we or our subsidiaries were in compliance with all covenants for their respective debt instruments as of June 30, 2016 and December 31, 2015.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

Senior Unsecured Notes - Icahn Enterprises and Icahn Enterprises Holdings
Senior Unsecured Notes Covenants
As of June 30, 2016 and December 31, 2015, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of June 30, 2016, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness.
Debt Facilities - Automotive
Federal-Mogul
During the first quarter of 2016, Federal-Mogul increased its borrowing capacity under a certain revolving credit facility (the "Federal-Mogul Replacement Revolver Facility") by $50 million to $600 million. As of June 30, 2016 and December 31, 2015, the outstanding balance on the Federal-Mogul Replacement Revolver Facility was $390 million and $340 million, respectively. As of June 30, 2016 and December 31, 2015, the borrowing availability under the Federal-Mogul Replacement Revolver Facility was $171 million and $170 million, respectively. Federal-Mogul had $39 million and $40 million of letters of credit outstanding as of June 30, 2016 and December 31, 2015, respectively, pertaining to the Federal-Mogul Replacement Revolver Facility. To the extent letters of credit associated with the Federal-Mogul Replacement Revolver Facility are issued, there will be a corresponding decrease in borrowings available under this facility.
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
As of June 30, 2016 and December 31, 2015, the IEH Auto Credit Facility had an outstanding balance of $95 million and $75 million, respectively, and $3 million and $3 million, respectively, in letters of credit.  As of June 30, 2016, the availability on the IEH Auto Credit Facility was $48 million.
Pep Boys has a revolving credit agreement with Bank of America, N.A., as Administrative Agent, and other parties thereto providing for borrowings of up to $300 million, with an original maturity date of July 26, 2016. The maturity date of this revolving credit agreement was extended to October 24, 2016. The interest rate on this facility is LIBOR plus a margin of 2.00% to 2.50% for LIBOR rate borrowings or Prime plus 1.00% to 1.50% for Prime rate borrowings. The margin is based upon the then current availability under the facility. As of June 30, 2016, Pep Boys had $60 million outstanding under the facility and $43 million of availability was utilized to support outstanding letters of credit. Taking into account the borrowing base requirements (including reduction for amounts outstanding under the trade payable program), as of June 30, 2016, there was $77 million of availability remaining under the facility.
Debt and Credit Facilities - Energy
Amended and Restated Asset Backed (ABL) Credit Facility
As of June 30, 2016, CVR Refining and its subsidiaries had availability under its existing amended and restated asset backed credit facility (the "CVR Refining Credit Facility") of $255 million and had letters of credit outstanding of $28 million. There were no borrowings outstanding under the CVR Refining Credit Facility as of June 30, 2016. Availability under the CVR Refining Credit Facility was limited by borrowing base conditions as of June 30, 2016.
CVR Partners Credit Facility
CVR Partners' credit facility included a term loan in the amount of $125 million and a revolving credit facility. No amounts were outstanding under the revolving credit facility. On April 1, 2016, CVR Partners repaid all amounts outstanding with respect to its term loan under the credit facility and the credit facility was terminated.
CVR Partners 2023 Senior Notes
On June 10, 2016, CVR Partners and CVR Nitrogen Finance Corporation, an indirect wholly-owned subsidiary of CVR Partners, certain subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee and as collateral trustee, completed a private offering of $645 million aggregate principal amount of 9.25% Senior Secured Notes due 2023 (the "CVR Partners 2023 Notes"). The CVR Partners 2023 Notes mature on June 15, 2023, unless earlier redeemed or repurchased

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

by the issuers. Interest on the CVR Partners 2023 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2016. The CVR Partners 2023 Notes are guaranteed on a senior secured basis by all of the Nitrogen Fertilizer Partnership’s existing subsidiaries.
The CVR Partners 2023 Notes were issued at a $16 million discount, which is being amortized over the term of the CVR Partners 2023 Notes as interest expense using the effective-interest method. CVR Partners received $623 million of cash proceeds, net of the original issue discount and underwriting fees, but before deducting other third-party fees and expenses associated with the offering. The net proceeds from the sale of the CVR Partners 2023 Notes were used to: (i) repay all amounts outstanding under the senior term loan credit facility with Coffeyville Resources, LLC; (ii) finance the CVR Nitrogen 2021 Notes tender offer (discussed below) and (iii) to pay related fees and expenses.
The CVR Partners 2023 Notes contain customary covenants for a financing of this type that, among other things, restrict CVR Partners' ability and the ability of certain of its subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase CVR Partners' units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from CVR Partners' restricted subsidiaries to CVR Partners; (vii) consolidate, merge or transfer all or substantially all of CVR Partners' assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. As of June 30, 2016, CVR Partners was in compliance with the covenants contained in the CVR Partners 2023 Notes.
CVR Nitrogen 2021 Notes
Prior to the acquisition of CVR Nitrogen by CVR Partners, CVR Nitrogen and CVR Nitrogen Finance Corporation (together the "CVR Nitrogen 2021 Notes Issuers") issued $320 million of 6.5% senior secured notes due 2021 (the "CVR Nitrogen 2021 Notes"). The CVR Nitrogen 2021 Notes bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The CVR Nitrogen 2021 Notes are scheduled to mature on April 15, 2021, unless repurchased or redeemed earlier in accordance with their terms.
On April 29, 2016, the CVR Nitrogen 2021 Notes Issuers commenced a cash tender offer (the "CVR Nitrogen Tender Offer") to purchase any and all of the outstanding CVR Nitrogen 2021 Notes. In connection with the CVR Nitrogen Tender Offer, the CVR Nitrogen 2021 Notes Issuers solicited the consents of holders of the notes to certain proposed amendments to the indenture governing the notes (the "Consent Solicitation"). As a result of the CVR Nitrogen Tender Offer, on June 10, 2016, the CVR Nitrogen 2021 Notes Issuers repurchased $315 million of the CVR Nitrogen 2021 Notes, representing approximately 98.5% of the total outstanding principal amount of the notes at a purchase price of $1,015 per $1,000 in principal amount. The total amount paid related to the CVR Nitrogen Tender Offer was $320 million, including a premium of $5 million. Additionally, the CVR Nitrogen 2021 Notes Issuers paid $3 million for accrued and unpaid interest for the tendered notes up to the settlement date. CVR Partners received the requisite consents in respect of the CVR Nitrogen 2021 Notes in connection with the Consent Solicitation to amend the indenture governing the CVR Nitrogen 2021 Notes. As a result, the CVR Nitrogen 2021 Notes Issuers executed a supplemental indenture, dated as of June 10, 2016, which eliminated or modified substantially all of the restrictive covenants relating to CVR Nitrogen and its subsidiaries, eliminated all events of default other than failure to pay principal, premium or interest on the CVR Nitrogen 2021 Notes, eliminated all conditions to satisfaction and discharge, and released the liens on the collateral securing the CVR Nitrogen 2021 Notes. The repurchase of a portion of the CVR Nitrogen 2021 Notes resulted in a loss on extinguishment of debt of $5 million for the three and six months ended June 30, 2016.
Concurrently with, but separately from the CVR Nitrogen Tender Offer, the CVR Nitrogen 2021 Notes Issuers also commenced an offer to purchase all of the outstanding CVR Nitrogen 2021 Notes at a price equal to 101% of the principal amount thereof, as required as a result of the acquisition of CVR Nitrogen (the "Change of Control Offer"). The offer expired on June 28, 2016. As a result of the Change of Control Offer, CVR Partners repurchased less than $1 million of CVR Nitrogen 2021 Notes at a purchase price of $1,010 per $1,000 in principal amount. The total amount paid related to the Change of Control offer was less than $1 million, including a nominal amount of premium and accrued and unpaid interest.
$4 million of principal amount of the CVR Nitrogen 2021 Notes that remained outstanding following the consummation of the CVR Nitrogen Tender Offer and the Change of Control Offer will continue to be obligations of CVR Partners.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

Debt and Credit Facilities - Railcar
ARI
2015 Revolving Credit Facility
In December 2015, ARI completed a financing of its railcar lease fleet with availability of up to $200 million under a credit agreement. The initial amount drawn from the revolving credit facility ("ARI Revolving Loan") obtained at closing amounted to $100 million, net of fees and expenses. In February 2016, ARI repaid amounts outstanding under the ARI Revolving Loan in full and as of June 30, 2016, ARI had borrowing availability of $200 million under the ARI Revolving Loan.
As of June 30, 2016 and December 31, 2015, the net book value of the railcars that were pledged as part of ARI's credit facilities was $554 million and $564 million, respectively.

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
Components of net periodic benefit cost for the three and six months ended June 30, 2016 and 2015 are as follows:

	Pension Benefits		OPEB
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Service cost	$4	$5	$—	$—
Interest cost	17	16	3	4
Expected return on plan assets	(15)	(18)	—	—
Amortization of actuarial losses	6	7	—	—
Amortization of prior service credit	—	—	(1)	(1)
	$12	$10	$2	$3

	Pension Benefits		OPEB
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Service cost	$8	$10	$—	$—
Interest cost	34	32	6	7
Expected return on plan assets	(29)	(35)	—	—
Amortization of actuarial losses	11	14	1	2
Amortization of prior service credit	—	—	(2)	(2)
	$24	$21	$5	$7

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

12.	Net Income Per LP Unit.
The following table sets forth the allocation of net income attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted income per LP unit of Icahn Enterprises for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions, except per unit data)
Net (loss) income attributable to Icahn Enterprises	$(69)	$212	$(906)	$373
Net (loss) income attributable to Icahn Enterprises allocable to limited partners (98.01% allocation)	$(68)	$208	$(888)	$366

Basic and diluted (loss) income per LP unit	$(0.50)	$1.68	$(6.68)	$2.95
Basic and diluted weighted average LP units outstanding	135	124	133	124
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
On April 29, 2016, Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. As a result, on June 16, 2016, Icahn Enterprises distributed an aggregate 3,116,976 depositary units to unit holders electing to receive depositary units in connection with this distribution.
Mr. Icahn and his affiliates elected to receive a majority of their proportionate share of these distributions in depositary units. As of August 3, 2016, Mr. Icahn and his affiliates owned 89.5% of Icahn Enterprises outstanding depositary units.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

Icahn Enterprises' condensed statements of operations by reporting segment for the three and six months ended June 30, 2016 and 2015 are presented below:

	Three Months Ended June 30, 2016
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$2,473	$1,283	$76	$97	$—	$21	$85	$6	$53	$—	$4,094
Other revenues from operations	—	118	—	—	133	254	—	—	18	—	—	523
Net loss from investment activities	(308)	—	—	—	—	—	—	—	—	—	—	(308)
Interest and dividend income	22	1	—	—	1	—	1	—	—	—	3	28
Other (loss) income, net	(1)	22	(7)	1	1	—	(5)	1	—	—	1	13
	(287)	2,614	1,276	77	232	254	17	86	24	53	4	4,350
Expenses:
Cost of goods sold	—	1,986	1,175	75	82	—	16	63	5	46	—	3,448
Other expenses from operations	—	125	—	—	52	125	—	—	12	—	—	314
Selling, general and administrative	19	399	33	6	10	114	4	15	2	9	4	615
Restructuring	—	6	—	—	—	—	—	—	—	—	—	6
Impairment	—	—	—	—	—	—	—	—	—	—	—	—
Interest expense	45	38	19	—	21	3	2	3	—	—	71	202
	64	2,554	1,227	81	165	242	22	81	19	55	75	4,585
(Loss) income before income tax (expense) benefit	(351)	60	49	(4)	67	12	(5)	5	5	(2)	(71)	(235)
Income tax (expense) benefit	—	(18)	(15)	3	(15)	(4)	—	(3)	—	—	2	(50)
Net (loss) income	(351)	42	34	(1)	52	8	(5)	2	5	(2)	(69)	(285)
Less: net loss (income) attributable to non-controlling interests	244	(7)	(12)	—	(8)	(2)	1	—	—	—	—	216
Net (loss) income attributable to Icahn Enterprises	$(107)	$35	$22	$(1)	$44	$6	$(4)	$2	$5	$(2)	$(69)	$(69)

Supplemental information:
Capital expenditures	$—	$109	$35	$1	$23	$32	$3	$3	$—	$5	$—	$211
Depreciation and amortization(1)	$—	$113	$67	$5	$34	$18	$—	$6	$6	$2	$—	$251

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

	Three Months Ended June 30, 2015
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$2,016	$1,624	$103	$86	$—	$6	$91	$1	$52	$—	$3,979
Other revenues from operations	—	—	—	—	124	203	—	—	20	—	—	347
Net gain (loss) from investment activities	609	—	1	—	—	—	—	—	—	—	(18)	592
Interest and dividend income	44	2	—	—	—	—	—	—	—	—	1	47
Other income (loss), net	—	26	(13)	3	2	—	(1)	—	2	—	—	19
	653	2,044	1,612	106	212	203	5	91	23	52	(17)	4,984
Expenses:
Cost of goods sold	—	1,706	1,332	110	57	—	6	67	1	45	—	3,324
Other expenses from operations	—	—	—	—	52	97	—	—	12	—	—	161
Selling, general and administrative	130	236	33	5	8	87	2	11	2	8	6	528
Restructuring	—	27	—	—	—	—	—	—	—	—	—	27
Impairment	—	3	—	—	—	—	—	—	—	—	—	3
Interest expense	141	34	12	—	21	3	1	3	—	—	72	287
	271	2,006	1,377	115	138	187	9	81	15	53	78	4,330
Income (loss) before income tax (expense) benefit	382	38	235	(9)	74	16	(4)	10	8	(1)	(95)	654
Income tax (expense) benefit	—	(8)	(52)	4	(18)	(7)	(2)	(4)	—	—	(26)	(113)
Net income (loss)	382	30	183	(5)	56	9	(6)	6	8	(1)	(121)	541
Less: net (income) loss attributable to non-controlling interests	(206)	(5)	(95)	—	(20)	(3)	2	(2)	—	—	—	(329)
Net income (loss) attributable to Icahn Enterprises	$176	$25	$88	$(5)	$36	$6	$(4)	$4	$8	$(1)	$(121)	$212

Supplemental information:
Capital expenditures	$—	$109	$41	$4	$168	$35	$2	$5	$1	$1	$—	$366
Depreciation and amortization(1)	$—	$85	$58	$7	$32	$14	$1	$4	$6	$2	$—	$209

	Six Months Ended June 30, 2016
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$4,794	$2,189	$134	$221	$—	$31	$162	$8	$103	$—	$7,642
Other revenues from operations	—	198	—	—	265	472	—	—	34	—	—	969
Net (loss) income from investment activities	(1,253)	—	—	—	—	—	—	—	—	—	9	(1,244)
Interest and dividend income	60	2	—	—	2	—	1	—	—	—	5	70
Other (loss) income, net	(2)	46	(8)	1	3	—	(8)	5	1	1	1	40
	(1,195)	5,040	2,181	135	491	472	24	167	43	104	15	7,477
Expenses:
Cost of goods sold	—	3,898	2,102	139	184	—	30	124	6	88	—	6,571
Other expenses from operations	—	201	—	—	106	231	—	—	22	—	—	560
Selling, general and administrative	7	749	68	10	22	211	8	27	5	18	8	1,133
Restructuring	—	21	—	—	—	—	—	—	—	—	—	21
Impairment	—	3	574	—	—	—	—	—	—	—	—	577
Interest expense	132	77	30	—	44	6	3	6	1	—	144	443
	139	4,949	2,774	149	356	448	41	157	34	106	152	9,305
(Loss) income before income tax (expense) benefit	(1,334)	91	(593)	(14)	135	24	(17)	10	9	(2)	(137)	(1,828)
Income tax (expense) benefit	—	(21)	13	7	(33)	(10)	(1)	(4)	—	—	(17)	(66)
Net (loss) income	(1,334)	70	(580)	(7)	102	14	(18)	6	9	(2)	(154)	(1,894)
Less: net loss (income) attributable to non-controlling interests	777	(14)	249	—	(22)	(5)	4	(1)	—	—	—	988
Net (loss) income attributable to Icahn Enterprises	$(557)	$56	$(331)	$(7)	$80	$9	$(14)	$5	$9	$(2)	$(154)	$(906)

Supplemental information:
Capital expenditures	$—	$208	$83	$2	$62	$48	$5	$6	$—	$7	$—	$421
Depreciation and amortization(1)	$—	$217	$123	$11	$68	$35	$1	$11	$11	$4	$—	$481

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

	Six Months Ended June 30, 2015
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$3,851	$3,013	$209	$189	$—	$6	$176	$1	$99	$—	$7,544
Other revenues from operations	—	—	—	—	241	396	—	—	39	—	—	676
Net gain (loss) from investment activities	1,179	—	36	—	—	—	—	—	—	—	(32)	1,183
Interest and dividend income	93	3	1	—	1	—	—	—	—	—	2	100
Other income (loss), net	—	35	(64)	3	2	(1)	(1)	(3)	21	—	—	(8)
	1,272	3,889	2,986	212	433	395	5	173	61	99	(30)	9,495
Expenses:
Cost of goods sold	—	3,290	2,569	226	139	—	6	133	1	85	—	6,449
Other expenses from operations	—	—	—	—	100	193	—	—	23	—	—	316
Selling, general and administrative	230	453	65	10	19	169	2	23	5	16	13	1,005
Restructuring	—	39	—	—	—	—	—	—	—	—	—	39
Impairment	—	4	—	—	—	—	—	—	—	—	—	4
Interest expense	264	70	24	—	41	6	1	6	1	—	144	557
	494	3,856	2,658	236	299	368	9	162	30	101	157	8,370
Income (loss) before income tax (expense) benefit	778	33	328	(24)	134	27	(4)	11	31	(2)	(187)	1,125
Income tax (expense) benefit	—	(23)	(70)	10	(34)	(11)	(2)	(5)	—	—	(27)	(162)
Net income (loss)	778	10	258	(14)	100	16	(6)	6	31	(2)	(214)	963
Less: net (income) loss attributable to non-controlling interests	(418)	(3)	(127)	—	(37)	(5)	2	(2)	—	—	—	(590)
Net income (loss) attributable to Icahn Enterprises	$360	$7	$131	$(14)	$63	$11	$(4)	$4	$31	$(2)	$(214)	$373

Supplemental information:
Capital expenditures	$—	$217	$87	$19	$330	$61	$2	$9	$1	$3	$—	$729
Depreciation and amortization(1)	$—	$168	$116	$14	$61	$29	$1	$9	$11	$4	$—	$413

(1)
Excludes amounts related to the amortization of deferred financing costs and debt discounts and premiums included in interest expense in the amounts of $4 million and $3 million for the three months ended June 30, 2016 and 2015, respectively, and $8 million and $6 million for the six months ended June 30, 2016 and 2015, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

Icahn Enterprises' condensed balance sheets by reporting segment as of June 30, 2016 and December 31, 2015 are presented below:

	June 30, 2016
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$13	$345	$691	$1	$337	$248	$19	$36	$16	$3	$211	$1,920
Cash held at consolidated affiliated partnerships and restricted cash	610	5	—	5	51	12	—	2	2	4	3	694
Investments	9,217	266	5	—	27	37	—	—	—	—	323	9,875
Accounts receivable, net	—	1,429	150	38	51	15	4	63	4	42	—	1,796
Inventories, net	—	2,238	325	43	77	—	25	79	—	74	—	2,861
Property, plant and equipment, net	—	3,408	3,433	108	2,760	903	137	149	465	76	3	11,442
Goodwill and intangible assets, net	—	1,847	327	4	7	88	—	7	43	3	—	2,326
Other assets	353	565	105	14	82	230	23	89	161	6	8	1,636
Total assets	$10,193	$10,103	$5,036	$213	$3,392	$1,533	$208	$425	$691	$208	$548	$32,550
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$901	$2,871	$1,397	$33	$310	$151	$50	$64	$18	$34	$189	$6,018
Securities sold, not yet purchased, at fair value	1,306	—	—	—	—	—	—	—	—	—	—	1,306
Due to brokers	2,447	—	—	—	—	—	—	—	—	—	—	2,447
Post-employment benefit liability	—	1,151	—	2	8	—	—	51	—	—	—	1,212
Debt	—	3,254	1,168	—	2,426	288	53	266	26	—	5,488	12,969
Total liabilities	4,654	7,276	2,565	35	2,744	439	103	381	44	34	5,677	23,952

Equity attributable to Icahn Enterprises	1,713	2,494	1,079	178	436	825	81	28	647	174	(5,129)	2,526
Equity attributable to non-controlling interests	3,826	333	1,392	—	212	269	24	16	—	—	—	6,072
Total equity	5,539	2,827	2,471	178	648	1,094	105	44	647	174	(5,129)	8,598
Total liabilities and equity	$10,193	$10,103	$5,036	$213	$3,392	$1,533	$208	$425	$691	$208	$548	$32,550

	December 31, 2015
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$10	$201	$765	$12	$623	$217	$14	$37	$19	$14	$166	$2,078
Cash held at consolidated affiliated partnerships and restricted cash	1,199	—	—	4	53	14	—	1	2	6	3	1,282
Investments	14,553	296	—	—	27	26	—	—	—	—	449	15,351
Accounts receivable, net	—	1,418	96	26	36	9	4	60	2	34	—	1,685
Inventories, net	—	1,656	290	39	97	—	32	77	—	68	—	2,259
Property, plant and equipment, net	—	2,386	2,698	116	2,767	740	134	152	467	72	3	9,535
Goodwill and intangible assets, net	—	1,556	911	5	7	74	—	8	48	3	—	2,612
Other assets	378	430	128	13	71	201	19	81	163	9	108	1,601
Total assets	$16,140	$7,943	$4,888	$215	$3,681	$1,281	$203	$416	$701	$206	$729	$36,403
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$488	$2,061	$1,366	$30	$299	$118	$30	$62	$17	$30	$(60)	$4,441
Securities sold, not yet purchased, at fair value	794	—	—	—	—	—	—	—	—	—	—	794
Due to brokers	7,317	—	—	—	—	—	—	—	—	—	—	7,317
Post-employment benefit liability	—	1,163	—	2	8	—	—	51	—	—	—	1,224
Debt	—	3,135	667	1	2,671	289	50	267	28	—	5,486	12,594
Total liabilities	8,599	6,359	2,033	33	2,978	407	80	380	45	30	5,426	26,370

Equity attributable to Icahn Enterprises	3,428	1,270	1,508	182	742	604	95	23	656	176	(4,697)	3,987
Equity attributable to non-controlling interests	4,113	314	1,347	—	(39)	270	28	13	—	—	—	6,046
Total equity	7,541	1,584	2,855	182	703	874	123	36	656	176	(4,697)	10,033
Total liabilities and equity	$16,140	$7,943	$4,888	$215	$3,681	$1,281	$203	$416	$701	$206	$729	$36,403

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

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

	Three Months Ended June 30,						June 30,	December 31,
	2016			2015			2016	2015
	Interest Expense	Net (Loss) Income	Net (Loss) Income Attributable to Icahn Enterprises Holdings	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Total Assets	Total Assets
	(in millions)						(in millions)
Investment	$45	$(351)	$(107)	$141	$382	$176	$10,193	$16,140
Automotive	38	42	35	34	30	25	10,103	7,943
Energy	19	34	22	12	183	88	5,036	4,888
Metals	—	(1)	(1)	—	(5)	(5)	213	215
Railcar	21	52	44	21	56	36	3,392	3,681
Gaming	3	8	6	3	9	6	1,533	1,281
Mining	2	(5)	(4)	1	(6)	(4)	208	203
Food Packaging	3	2	2	3	6	4	425	416
Real Estate	—	5	5	—	8	8	691	701
Home Fashion	—	(2)	(2)	—	(1)	(1)	208	206
Holding Company	70	(68)	(68)	71	(120)	(120)	573	753
Consolidated	$201	$(284)	$(68)	$286	$542	$213	$32,575	$36,427

	Six Months Ended June 30,
	2016			2015
	Interest Expense	Net (Loss) Income	Net (Loss) Income Attributable to Icahn Enterprises Holdings	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings
	(in millions)
Investment	$132	$(1,334)	$(557)	$264	$778	$360
Automotive	77	70	56	70	10	7
Energy	30	(580)	(331)	24	258	131
Metals	—	(7)	(7)	—	(14)	(14)
Railcar	44	102	80	41	100	63
Gaming	6	14	9	6	16	11
Mining	3	(18)	(14)	1	(6)	(4)
Food Packaging	6	6	5	6	6	4
Real Estate	1	9	9	1	31	31
Home Fashion	—	(2)	(2)	—	(2)	(2)
Holding Company	143	(153)	(153)	143	(213)	(213)
Consolidated	$442	$(1,893)	$(905)	$556	$964	$374
Amounts related to the amortization of deferred financing costs and debt discounts and premiums included in interest expense for the consolidated results of Icahn Enterprises Holdings were $4 million and $2 million for the three months ended June 30, 2016 and 2015, respectively, and $8 million and $5 million for the six months ended June 30, 2016 and 2015, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

14.	Income Taxes.
For the three months ended June 30, 2016, each of Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $50 million on pre-tax loss of $235 million compared to an income tax expense of $113 million on pre-tax income of $654 million for the three months ended June 30, 2015. Our effective income tax rate was (21.3)% and 17.3% for the three months ended June 30, 2016 and 2015, respectively.
For the three months ended June 30, 2016, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership losses for which there was no tax benefit, as such losses are allocated to the partners.
For the three months ended June 30, 2015, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership income not subject to taxation, as such taxes are the responsibility of the partners.
For the six months ended June 30, 2016, each of Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $66 million on pre-tax loss of $1.8 billion compared to an income tax expense of $162 million on pre-tax income of $1.1 billion for the six months ended June 30, 2015. Our effective income tax rate was (3.6)% and 14.4% for the six months ended June 30, 2016 and 2015, respectively.
For the six months ended June 30, 2016, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership losses for which there was no tax benefit, as such losses are allocated to the partners, and goodwill impairment not deductible for tax purposes.
For the six months ended June 30, 2015, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership income not subject to taxation, as such taxes are the responsibility of the partners.

15.	Changes in Accumulated Other Comprehensive Loss.
Changes in accumulated other comprehensive loss consists of the following:

	Post-Employment Benefits, Net of Tax	Hedge Instruments, Net of Tax	Translation Adjustments and Other, Net of Tax	Total
	(in millions)
Balance, December 31, 2015	$(632)	$(25)	$(800)	$(1,457)
Other comprehensive income (loss) before reclassifications, net of tax	1	(1)	(12)	(12)
Reclassifications from accumulated other comprehensive income (loss) to earnings	9	2	(1)	10
Other comprehensive income (loss), net of tax	10	1	(13)	(2)
Balance, June 30, 2016	$(622)	$(24)	$(813)	$(1,459)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

16.	Other Income (Loss), Net.
Other income (loss), net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Realized and unrealized loss on derivatives, net (Note 6)	$(2)	$(13)	$(3)	$(64)
Gain on disposition of assets	1	9	11	20
Loss on extinguishment of debt	(5)	—	(5)	(2)
Equity earnings from non-consolidated affiliates	21	18	36	32
Gain on acquisition	—	3	—	3
Foreign currency translation gain (loss)	1	—	(2)	(2)
Other	(3)	2	3	5
	$13	$19	$40	$(8)

17.	Commitments and Contingencies.
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
Total environmental liabilities, determined on an undiscounted basis, were $13 million and $14 million as of June 30, 2016 and December 31, 2015, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.
Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At June 30, 2016, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $44 million.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

Asset Retirement Obligations
Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $16 million and $16 million as of June 30, 2016 and December 31, 2015, respectively, for asset retirement obligations ("ARO"), primarily related to anticipated costs of removing hazardous building materials at its facilities, and has considered impairment issues that may result from capitalization of these ARO amounts.
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
Other Matters
On April 25, 2014, a group of plaintiffs brought an action against Federal-Mogul Products, Inc. (“F-M Products”), a wholly-owned subsidiary of Federal-Mogul, alleging injuries and damages associated with the discharge of chlorinated hydrocarbons by the former owner of a facility located in Kentucky.  Since 1998, when F-M Products acquired the facility, it has been cooperating with the applicable regulatory agencies on remediating the prior discharges pursuant to an order entered into by the facility’s former owner. Federal-Mogul does not currently believe that the outcome of this litigation will have a material effect on its condensed consolidation financial position, results of operations or cash flows.
Energy
Unconditional Purchase Obligations
CVR leases various equipment, including railcars, and real properties under long-term operating leases expiring at various dates. For each of the three months ended June 30, 2016 and 2015 lease expense was $2 million and for each of the six months ended June 30, 2016 and 2015 lease expense was $4 million. The lease agreements have various remaining terms. Some agreements are renewable, at CVR's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. Additionally, in the normal course of business, CVR has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services.
Crude Oil Supply Agreement
On August 31, 2012, Coffeyville Resources Refining & Marketing, LLC ("CRRM"), a subsidiary of CVR Refining, and Vitol Inc. ("Vitol") entered into an Amended and Restated Crude Oil Supply Agreement (the "Vitol Agreement"). Under the Vitol Agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps to reduce the Refining Partnership's inventory position and mitigate crude oil pricing risk. The Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to the expiration of any Renewal Term. The Vitol Agreement currently extends through December 31, 2017.
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
June 30, 2016 (Unaudited)

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
On July 25, 2016, CRCT received an advance copy of a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order (the "NOPV") from the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration (the "PHMSA"). The NOPV alleges violations of the Pipeline Safety Regulations, Title 49, Code of Federal Regulations. The alleged violations include alleged failures (during various time periods) to (i) conduct quarterly notification drills, (ii) maintain certain required records, (iii) utilize certain required safety equipment (including line markers), (iv) take certain pipeline integrity management activities, (v) conduct certain cathodic protection testing, and (vi) make certain atmospheric corrosion inspections. The preliminary assessed civil penalty is approximately $0.5 million and the NOPV contained a compliance order outlining remedial compliance steps to be undertaken by CRCT. CRCT is reviewing the allegations contained in the NOPV and will engage in discussions with PHMSA to attempt to resolve these matters. Although CVR Refining cannot predict with certainty the ultimate resolution of the claims asserted, CVR Refining does not believe that the claims in the NOPV will have a material adverse effect on CVR Refining's business, financial condition or results of operations.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

As of June 30, 2016 and December 31, 2015, our Energy segment had environmental accruals of $6 million and $4 million, respectively. CVR's management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, CVR's management believes that the accruals established for environmental expenditures are adequate.
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. Capital expenditures incurred for environmental compliance and efficiency of the operations were $3 million and $7 million for the three months ended June 30, 2016 and 2015, respectively, and $6 million and $18 million for the six months ended June 30, 2016 and 2015, respectively.
The cost of RINs was $51 million and $38 million for three months ended June 30, 2016 and 2015, respectively, and $94 million and $74 million for six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, the petroleum business' biofuel blending obligation was $51 million and $10 million, respectively, which was recorded in accrued expenses and other liabilities on the condensed consolidated balance sheets.
Metals
Environmental Matters
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $28 million and $29 million at June 30, 2016 and December 31, 2015, respectively. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.
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
PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  In addition, PSC Metals recently learned that its Knoxville location was the subject of investigations by the State of Tennessee under the federal Superfund law. These investigations were performed by the State of Tennessee pursuant to a contract with the EPA. PSC Metals is exploring a potential settlement of the matter. Currently, PSC Metals cannot assess the impact of any cost or liability associated with these investigations. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial as of both June 30, 2016 and December 31, 2015. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
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
June 30, 2016 (Unaudited)

associated with its Festus yard and the residential areas near the yard. However, PSC Metals cannot assess its liability with certainty at this time. Additionally, PSC Metals believes that liability for off-site contamination was retained by the prior owner of the Festus yard and accordingly, it would have a claim for indemnification against the prior owner.
In late February 2016, the PSC Metals shredder in Beaver Falls, Pennsylvania unknowingly processed scrap obtained from a third party containing radioactive material.  Processing and transfer of that material resulted in the contamination of equipment there, and two other PSC Metals facilities.  PSC Metals notified the appropriate governmental authorities and is working with those agencies and qualified specialist companies to properly remediate the contaminated facilities and dispose of the contaminated material.  PSC Metals believes that the cost of the remediation effort and any business interruption costs are covered by insurance and its financial exposure would be immaterial. Remediation efforts are ongoing and PSC Metals expects that the impacted facilities will be operational in the third and fourth quarters of 2016.
Railcar
On October 24, 2014, ARI filed a complaint in United States District Court for the Southern District of New York against Gyansys, Inc. ("Gyansys"). The complaint asserts a claim against Gyansys for breaching its contract with ARI to implement an enterprise resource planning system. ARI seeks to recover monetary damages in an amount still to be determined, but which ARI alleged exceeds $25 million. Gyansys filed a response to the suit denying its responsibility. It also counterclaimed against ARI for a breach of contract and wrongful termination, seeking damages in excess of $10 million and equitable relief. At this time, ARI does not have sufficient information to reasonably form an estimate of the potential outcome (gain or loss) of this litigation. On September 12, 2015, the court denied ARI's motion to dismiss the wrongful termination counterclaim. A trial date has been tentatively scheduled for January 17, 2017. However, ARI believes that Gyansys' counterclaims lack merit and will continue to vigorously defend against these counterclaims.
Other Matters
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 89.5% of Icahn Enterprises' outstanding depositary units as of June 30, 2016. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. As a result of our ownership of more than 80% in our subsidiaries, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. ACF and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of June 30, 2016 and December 31, 2015. If the plans were voluntarily terminated, they would be underfunded by approximately $533 million and $589 million as of June 30, 2016 and December 31, 2015, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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
June 30, 2016 (Unaudited)

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
Icahn Enterprises
Distribution
On August 3, 2016, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unit holder and will be paid on or about September 19, 2016 to depositary unit holders of record at the close of business on August 15, 2016. Depositary unit holders have until September 7, 2016 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending September 14, 2016. No fractional depositary units will be issued pursuant to the dividend payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
Sale of CVR Refining Units
On August 2, 2016, we sold 250,000 common units of CVR Refining.  As a result of this transaction, we and our affiliates collectively own 69.99% of CVR Refining. Pursuant to CVR Refining’s partnership agreement, in certain circumstances, the general partner of CVR Refining has the right to purchase all, but not less than all, of CVR Refining common units held by unaffiliated unit holders at a price not less than their then-current market price, as calculated pursuant to the terms of such partnership agreement (the “Call Right”). Pursuant to the terms of the partnership agreement, because our holdings were reduced to less than 70.0%, the ownership threshold for the application of such Call Right was permanently reduced from 95% to 80%.  Accordingly, if at any time the general partner of CVR Refining and its affiliates owns more than 80% of CVR Refining common units, it will have the right, but not the obligation, to exercise such Call Right.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2016 (this "Report").
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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of June 30, 2016. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned approximately 89.5% of Icahn Enterprises' outstanding depositary units as of June 30, 2016.
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

Results of Operations
Consolidated Financial Results
The following tables summarize total revenues, net income (loss) and net income (loss) attributable to Icahn Enterprises for each of our reporting segments and the Holding Company for the three and six months ended June 30, 2016 and 2015.

	Revenues		Net (Loss) Income		Net (Loss) Income Attributable to Icahn Enterprises
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015
	(in millions)
Investment	$(287)	$653	$(351)	$382	$(107)	$176
Automotive	2,614	2,044	42	30	35	25
Energy	1,276	1,612	34	183	22	88
Metals	77	106	(1)	(5)	(1)	(5)
Railcar	232	212	52	56	44	36
Gaming	254	203	8	9	6	6
Mining	17	5	(5)	(6)	(4)	(4)
Food Packaging	86	91	2	6	2	4
Real Estate	24	23	5	8	5	8
Home Fashion	53	52	(2)	(1)	(2)	(1)
Holding Company	4	(17)	(69)	(121)	(69)	(121)
	$4,350	$4,984	$(285)	$541	$(69)	$212

	Revenues		Net (Loss) Income		Net (Loss) Income Attributable to Icahn Enterprises
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015
	(in millions)
Investment	$(1,195)	$1,272	$(1,334)	$778	$(557)	$360
Automotive	5,040	3,889	70	10	56	7
Energy	2,181	2,986	(580)	258	(331)	131
Metals	135	212	(7)	(14)	(7)	(14)
Railcar	491	433	102	100	80	63
Gaming	472	395	14	16	9	11
Mining	24	5	(18)	(6)	(14)	(4)
Food Packaging	167	173	6	6	5	4
Real Estate	43	61	9	31	9	31
Home Fashion	104	99	(2)	(2)	(2)	(2)
Holding Company	15	(30)	(154)	(214)	(154)	(214)
	$7,477	$9,495	$(1,894)	$963	$(906)	$373
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
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. As of June 30, 2016 and December 31, 2015, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates was approximately $3.8 billion and $4.1 billion, respectively, representing approximately 69% and 55%, respectively, of the Investment Funds' assets under management.
Our Interests in the Investment Funds
As of June 30, 2016 and December 31, 2015, we had investments with a fair market value of approximately $1.7 billion and $3.4 billion, respectively, in the Investment Funds.
Our share of the Investment Funds' net (loss) income through our interests in the Investment Funds was $(107) million and $176 million for the three months ended June 30, 2016 and 2015, and $(557) million and $360 million for the six months ended June 30, 2016 and 2015, respectively.
Returns
The following table sets forth performance information for the Investment Funds for the comparative periods presented. These returns represent a weighted-average composite of the average returns, net of expenses for the Investment Funds.

	Returns
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment Funds	-6.0%	3.9%	-18.0%	8.4%
Performance Attribution
The following table sets forth the performance attribution for the Investment Funds for the comparative periods presented.

	Performance Attribution
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Long positions	—%	5.5%	-2.0%	11.7%
Short positions	-5.4%	0.9%	-13.9%	-1.7%
Other	-0.6%	-2.5%	-2.1%	-1.6%
	-6.0%	3.9%	-18.0%	8.4%
Three Months Ended June 30, 2016 and 2015
The Investment Funds' aggregate return was -6.0% for the three months ended June 30, 2016.  During the second quarter of 2016, the Investment Funds' performance was primarily driven by losses in their short exposure, including broad market hedges.
The Investment Funds' aggregate return was 3.9% for the three months ended June 30, 2015.  During the second quarter of 2015, the Investment Funds' performance was driven by gains in long equity positions, primarily in a few of their largest core holdings, partially offset by losses in a few of their core holdings.
Six Months Ended June 30, 2016 and 2015
The Investment Funds' aggregate return was -18.0% for the six months ended June 30, 2016.  During the first six months of 2016, the Investment Funds' performance was driven by losses in their short exposure, including broad market hedges, coupled with losses in long equity positions, primarily in a few of their largest core holdings.
The Investment Funds' aggregate return was 8.4% for the six months ended June 30, 2015.  During the first six months of 2015, the Investment Funds' performance was driven by gains in long equity positions, primarily in a few of their largest core holdings, partially offset by losses in a few of their core holdings.
From inception in November 2004 through June 30, 2016, the Investment Funds' return was approximately 122%, representing an annualized rate of return of approximately 7%.

Automotive

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Net sales	$2,473	$2,016	$4,794	$3,851
Cost of goods sold	1,986	1,706	3,898	3,290
Gross margin	$487	$310	$896	$561
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
On February 28, 2016, Icahn Enterprises issued a proposal (the "Federal-Mogul Offer") to the board of directors of Federal-Mogul to purchase the remaining shares of Federal-Mogul common stock not owned by us in a merger transaction pursuant to which Federal-Mogul shareholders would receive $7.00 per share in cash for their shares of Federal-Mogul common stock. On June 17, 2016, Icahn Enterprises issued a revised proposal to increase the Federal-Mogul Offer to $8.00 per share in cash from $7.00 per share in cash. The proposed merger process is ongoing as of the date of this Report. See Note 2, "Operating Units - Automotive," for further discussion regarding this proposed transaction.
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
IEH Auto has 21 distribution centers and 277 corporate-owned jobber stores (including 11 satellite locations) in the United States and supports a network of more than 2,000 independent wholesalers. Through its locations, IEH Auto sells predominantly to commercial aftermarket customers in the do-it-for-me ("DIFM") market as well as retail and do-it-yourself ("DIY") customers.
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
Major Influences Impacting Results of Operations
There is inherent uncertainty in the continuation of certain trends, as discussed below, which, among other factors, may have an effect on our Automotive segment. Our Automotive segment is affected by the relative strength of:
Global vehicle production levels
Global light vehicle production increased by 1.7% in the first half of 2016.  European light vehicle production rose 3.6% and North American light vehicle production increased 3.8%, with positive growth in Canada and the United States.  Light vehicle production in the Asia-Pacific region increased by 1.4% with positive growth in China and India.  Among the major regions, only South America posted a decline during the first half of 2016, which was down 20.4%. Global commercial vehicle production was up slightly in the first half of 2016, with a significant decrease in our Automotive segment's primary market, North America.
Global vehicle sales levels
Global light vehicle sales increased by 3.6% in the first half of 2016. European light vehicle sales rose 5.6% and North American vehicles sales increased 3.0%, with positive growth in Canada, Mexico, and the United States. Light vehicle sales in the Asia-Pacific region increased 4.9%, with positive growth in China and India. Among the major regions, only South America posted a decline during the six months ended June 30, 2016, which was down 18.5%. Global commercial vehicle sales were up slightly in the first half of 2016, with a significant decrease in our Automotive segment's primary market, North America.
Part replacement trends
The strength of our Automotive segment's aftermarket business is influenced by several key drivers. These include the vehicle population (or "parc"), average vehicle age, fuel prices and vehicle distance traveled. The vehicle parc is estimated to have expanded in most major markets, including the United States, Japan, China, and Germany.  Average vehicle ages also increased, despite growth in new vehicle sales, in most regions. Vehicle distance traveled varies by region and is sensitive to several factors, including fuel prices and transportation alternatives. Average vehicle distance traveled has declined in China in the recent past, partially offsetting generally favorable trends in the country.
Geopolitical risk
Our Automotive businesses are global, subjecting them to numerous risks and uncertainties. For example, the recent referendum in the United Kingdom ("UK") to leave the European Union has created economic uncertainty effects in both the UK and Europe. In addition, our Automotive segment has an interest in a certain joint venture in Turkey, which may be affected by recent turmoil in that region.
Foreign currencies
Our Automotive segment's operations are subject to fluctuations in foreign exchanges rates given the nature of their global operations and there has been significant volatility in foreign currency rates.
Three Months Ended June 30, 2016 and 2015
Net sales for our Automotive segment for the three months ended June 30, 2016 increased by $457 million (23%) as compared to the comparable prior year period. As discussed above, we acquired Pep Boys on February 3, 2016 and IEH Auto on June 1, 2015, resulting in an aggregate $495 million in additional consolidated net sales within our Automotive segment during the second quarter of 2016. Federal-Mogul's net sales, before eliminations, decreased by $38 million for the three months ended June 30, 2016 as compared to the corresponding prior year period, principally due to a decrease in Motorparts sales. Federal-Mogul's net sales were negatively impacted by the strengthening of the U.S. dollar against several global currencies which resulted in an unfavorable foreign currency impact of $15 million. Excluding the impact of foreign currency, Federal-Mogul's sales decreased by $23 million, which includes an increase of $23 million from acquisitions. Including the impact of sales from acquisitions, the Powertrain business' sales volumes in North America, Europe, the Middle East and Africa ("EMEA") and the Rest of the World ("ROW") increased by 1.1%, 0.9% and 0.9%, respectively, and the Motorparts business' sales in North America, EMEA and ROW (decreased) increased by (5.7)%, (1.2)% and 1.6%, respectively.
Cost of goods sold for the three months ended June 30, 2016 increased by $280 million (16%) as compared to the comparable prior year period. The increase in cost of goods sold was primarily due to the inclusion of the acquisitions of IEH Auto in June 2015 and Pep Boys in February 2016.
Gross margin on net sales for the three months ended June 30, 2016 increased by $177 million (57%) as compared to the comparable prior year period. Gross margin as a percentage of net sales was 20% and 15% for the three months ended June 30, 2016 and 2015, respectively. The increase in gross margin as a percentage of net sales over the respective periods was due to the inclusion of the acquisitions of IEH Auto in June 2015 and Pep Boys in February 2016. The gross margins on sales of IEH Auto and Pep Boys products are generally higher than those of Federal-Mogul's.
Six Months Ended June 30, 2016 and 2015
Net sales for our Automotive segment for the six months ended June 30, 2016 increased by $943 million (24%) as compared to the comparable prior year period. As discussed above, we acquired Pep Boys on February 3, 2016 and IEH Auto on June 1, 2015, resulting in an aggregate $919 million in additional consolidated net sales within our Automotive segment for the first six months of 2016. Federal-Mogul's net sales, before eliminations, increased by $24 million for the six months ended June 30, 2016 as compared to the corresponding prior year period. Federal-Mogul's net sales were negatively impacted by the strengthening of the U.S. dollar against several global currencies which resulted in an unfavorable foreign currency impact of $67 million. Excluding the impact of foreign currency, Federal-Mogul's sales increased by $91 million, including $73 million from acquisitions. Including the impact of sales from acquisitions, the Powertrain business' sales volumes in North America, Europe, EMEA and ROW increased by 1.6%, 1.0% and 1.0%, respectively, and the Motorparts business' sales in North America, EMEA and ROW increased (decreased) by 1.0%, (0.7)% and 0.6%, respectively.
Cost of goods sold for the six months ended June 30, 2016 increased by $608 million (18%) as compared to the comparable prior year period. The increase in cost of goods sold was primarily due to the inclusion of the acquisitions of IEH Auto in June 2015 and Pep Boys in February 2016.
Gross margin on net sales for the six months ended June 30, 2016 increased by $335 million (60%) as compared to the comparable prior year period. Gross margin as a percentage of net sales was 19% and 15% for the six months ended June 30, 2016 and 2015, respectively. The increase in gross margin as a percentage of net sales over the respective periods was due to the inclusion of the acquisitions of IEH Auto in June 2015 and Pep Boys in February 2016. The gross margins on sales of IEH Auto and Pep Boys products are generally higher than those of Federal-Mogul's.

Energy

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Net Sales:
Petroleum	$1,164	$1,548	$1,998	$2,852
Fertilizer	120	81	193	174
Eliminations	(1)	(5)	(2)	(13)
	$1,283	$1,624	$2,189	$3,013
Cost of Goods Sold:
Petroleum	$1,065	$1,286	$1,945	$2,471
Fertilizer	112	51	161	111
Eliminations	(2)	(5)	(4)	(13)
	$1,175	$1,332	$2,102	$2,569
Gross Margin:
Petroleum	$99	$262	$53	$381
Fertilizer	8	30	32	63
Eliminations	1	—	2	—
	$108	$292	$87	$444
The following table provides a reconciliation of our Energy segment's petroleum business' gross margin to refining margin and refining margin adjusted for FIFO impacts for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions, except barrels metrics)
Net sales	$1,164	$1,548	$1,998	$2,852
Cost of goods sold	1,065	1,286	1,945	2,471
Gross margin	99	262	53	381
Add back:
Direct operating expenses and turnaround expenses	84	90	202	177
Flood insurance recovery	—	(27)	—	(27)
Depreciation and amortization	39	42	79	84
Refining margin	222	367	334	615
FIFO impacts, favorable	(46)	(37)	(37)	(12)
Refining margin adjusted for FIFO impacts	$176	$330	$297	$603

Gross margin per barrel	$5.37	$13.66	$1.51	$10.21
Refining margin per barrel	12.07	19.12	9.50	16.47
Refining margin per barrel adjusted for FIFO impacts	9.56	17.22	8.44	16.15
		—
Total crude oil throughput (barrels per day)	202,536	210,727	193,345	206,221
CVR Energy, Inc.'s ("CVR") Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. CVR's filings with the SEC are available on the SEC's website at www.sec.gov.
As of June 30, 2016, we owned 82% of the total outstanding common stock of CVR. In addition, as of June 30, 2016, we owned approximately 4.0% of the total outstanding common stock of CVR Refining, LP ("CVR Refining").

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
As further discussed in Note 2, "Operating Units - Energy," on April 1, 2016, CVR Partners completed the acquisition of CVR Nitrogen, LP.
Major Influences Impacting Results of Operations
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
The cost of RINs for the three months ended June 30, 2016 and 2015 was $51 million and $38 million, respectively, and for the six months ended June 30, 2016 and 2015 was $94 million and $74 million, respectively. The price of RINs has been extremely volatile and has increased over the last year. The future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period. Based upon recent market prices of RINs and current estimates related to the other variable factors, the petroleum business currently estimates that the total cost of RINs will be approximately $200 million to $235 million for the year ending December 31, 2016.
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
Three Months Ended June 30, 2016 and 2015
Net sales for the petroleum business, before eliminations, for the three months ended June 30, 2016 decreased to approximately $1.2 billion from approximately $1.5 billion for the three months ended June 30, 2015. The decrease in net sales for the petroleum business was largely due to significantly lower sales prices for the petroleum business' transportation fuels and by-products, coupled with a slight decrease in sales volumes. For the three months ended June 30, 2016, CVR's petroleum business sold approximately 10.5 million and 8.3 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $1.44 and $1.37, respectively. For the three months ended June 30, 2015, CVR's petroleum business sold approximately 10.3 million and 9.0 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $1.87 and $1.81, respectively.
Net sales for the fertilizer business, before eliminations, for the three months ended June 30, 2016 increased to $120 million from $81 million for the three months ended June 30, 2015. The increase in net sales for the fertilizer business was primarily due to the inclusion of the acquisition of CVR Nitrogen. For the three months ended June 30, 2016, CVR sold 339,400 and 73,600 tons of UAN and ammonia, respectively, with a sales gate price per ton of $199 and $417, respectively. For the three months ended June 30, 2015, CVR sold 249,800 and 6,300 tons of UAN and ammonia, respectively, with a sales gate price per ton of $269 and $546, respectively.
Cost of goods sold for the petroleum business for the three months ended June 30, 2016 and 2015 was approximately $1.1 billion and approximately $1.3 billion, respectively. Cost of goods sold for the petroleum business includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs, transportation distribution costs, costs associated with the actual operations of CVR's refineries (such costs are collectively referred to as "direct operating expenses") such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance and labor and environmental compliance costs. In addition, cost of goods sold includes depreciation and amortization.
The decrease in cost of sales for the petroleum business was primarily due to a decrease in cost of consumed crude oil, which was partially offset by an increase in purchased products for resale and an increase in RINs costs. The average cost per barrel of crude oil consumed for the three months ended June 30, 2016 was $42.47 compared to $54.60 for the comparable period in 2015, a decrease of approximately 22%. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the three months ended June 30, 2016, the petroleum business had a favorable FIFO inventory impact of $46 million compared to a favorable FIFO inventory impact of $37 million for the corresponding prior year period.

Refining margin per barrel of crude oil throughput decreased to $12.07 for the three months ended June 30, 2016 from $19.12 for the three months ended June 30, 2015. Refining margin adjusted for FIFO impact decreased to $9.56 per crude oil throughput barrel for the three months ended June 30, 2016 from $17.22 per crude oil throughput barrel for the three months ended June 30, 2015. Gross margin per barrel was $5.37 for the three months ended June 30, 2016 as compared to a gross margin per barrel of $13.66 for the three months ended June 30, 2015. The decrease in refining margin and gross margin per barrel was primarily due to a weaker spread between crude oil and transportation fuels pricing and higher RINs costs, which was partially offset by a favorable change in the gasoline basis and distillate basis over the prior year period.
The fertilizer business' cost of goods sold for the three months ended June 30, 2016 increased to $112 million from $51 million for the three months ended June 30, 2015. The increase was primarily due to the inclusion of the acquisition of CVR Nitrogen. Cost of goods sold for the fertilizer business is primarily comprised of pet coke expense, freight expense, distribution expense, purchased ammonia costs, direct operating expenses and depreciation and amortization.
Six Months Ended June 30, 2016 and 2015
Net sales for the petroleum business, before eliminations, for the six months ended June 30, 2016 decreased to approximately $2.0 billion from approximately $2.9 billion for the six months ended June 30, 2015. The decrease in net sales for the petroleum business was largely due to significantly lower sales prices for the petroleum business' transportation fuels and by-products, as well as decrease in sales volumes. For the six months ended June 30, 2016, CVR's petroleum business sold approximately 21.3 million and 15.7 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $1.24 and $1.22, respectively. For the six months ended June 30, 2015, CVR's petroleum business sold approximately 21.1 million and 17.2 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $1.67 and $1.75, respectively.
Net sales for the fertilizer business, before eliminations, for the six months ended June 30, 2016 increased to $193 million from $174 million for the six months ended June 30, 2015. The increase in net sales for the fertilizer business was primarily due to the inclusion of the acquisition of CVR Nitrogen. For the six months ended June 30, 2016, CVR sold 606,400 and 98,000 tons of UAN and ammonia, respectively, with a sales gate price per ton of $202 and $405, respectively. For the six months ended June 30, 2015, CVR sold 524,300 and 19,100 tons of UAN and ammonia, respectively, with a sales gate price per ton of $265 and $551, respectively.
Cost of goods sold for the petroleum business for the six months ended June 30, 2016 and 2015 was approximately $1.9 billion and approximately $2.5 billion, respectively. Cost of goods sold for the petroleum business includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs, transportation distribution costs, costs associated with the actual operations of CVR's refineries (such costs are collectively referred to as "direct operating expenses") such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance and labor and environmental compliance costs. In addition, cost of goods sold includes depreciation and amortization.
The decrease in cost of sales for the petroleum business was primarily due to a decrease in cost of consumed crude oil. The average cost per barrel of crude oil consumed for the six months ended June 30, 2016 was $37.35 compared to $51.15 for the comparable period in 2015, a decrease of approximately 27%. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the six months ended June 30, 2016, the petroleum business had a favorable FIFO inventory impact of $37 million compared to a favorable FIFO inventory impact of $12 million for the corresponding prior year period.
Refining margin per barrel of crude oil throughput decreased to $9.50 for the six months ended June 30, 2016 from $16.47 for the six months ended June 30, 2015. Refining margin adjusted for FIFO impact decreased to $8.44 per crude oil throughput barrel for the six months ended June 30, 2016 from $16.15 per crude oil throughput barrel for the six months ended June 30, 2015. Gross margin per barrel was $1.51 for the six months ended June 30, 2016 as compared to a gross margin per barrel of $10.21 for the six months ended June 30, 2015. The decrease in refining margin and gross margin per barrel was primarily due to a weaker spread between crude oil and transportation fuels pricing, an increase in RINs costs and an unfavorable change in gasoline basis over the prior year period, which was partially offset by a favorable change in distillate basis over the prior year period.
The fertilizer business' cost of goods sold for the six months ended June 30, 2016 increased to $161 million from $111 million for the six months ended June 30, 2015. The increase was primarily due to the inclusion of the acquisition of CVR Nitrogen. Cost of goods sold for the fertilizer business is primarily comprised of pet coke expense, freight expense, distribution expense, purchased ammonia costs, direct operating expenses and depreciation and amortization.

Metals

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Net sales	$76	$103	$134	$209
Cost of goods sold	75	110	139	226
Gross margin	$1	$(7)	$(5)	$(17)
Summarized ferrous tons and non-ferrous pounds sold for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in 000s)
Ferrous tons sold	185	233	357	439
Non-ferrous pounds sold	26,113	33,287	50,033	66,681
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
Three Months Ended June 30, 2016 and 2015
Net sales for the three months ended June 30, 2016 decreased by $27 million (26%) compared to the corresponding prior year period. The decrease was due to lower shipment volumes and selling prices for most product types for the three months ended June 30, 2016 as compared to the corresponding prior year period.
Ferrous shipments decreased by 48,000 gross tons (21%) while the average price decreased by $8 per gross ton (3%) during the three months ended June 30, 2016 as compared to the comparable prior year period. The shipment decrease was attributable to the slower flow of raw materials into the recycling yards due to efforts to reduce net unprofitable accounts from the supply base, and lower mill pricing which reduced peddler supply.
Non-ferrous shipment volumes decreased by 7.2 million pounds (22%) while average selling prices for non-ferrous decreased $0.06 per pound (8%) during the three months ended June 30, 2016 compared to corresponding prior year period, reflecting lower market pricing and its unfavorable impact on raw material availability.
Cost of goods sold for the three months ended June 30, 2016 decreased by $35 million (32%) compared to the corresponding prior year period. The decrease was primarily due to lower shipment volumes, lower material costs and lower processing costs. Gross margin as a percentage of net sales for the three months ended June 30, 2016 was 1% as compared to a loss of 7% in the corresponding prior year period. The material margin component of gross margin, as a percentage of net sales, improved over the respective periods, reflecting a continued focus on disciplined buying in the face of strong competition for shredder feedstock and lower pricing for non-ferrous auto shredder residue. In addition, while processing costs were lower in the three months ended June 30, 2016 than in the comparable prior year period, those costs increased as a percentage of net sales due to decreased volumes and increased costs associated with certain environmental costs.
Six Months Ended June 30, 2016 and 2015
Net sales for the six months ended June 30, 2016 decreased by $75 million (36%) compared to the comparable prior year period. The decrease was due to lower shipment volumes and selling prices for the six months ended June 30, 2016 as compared to the corresponding prior year period.
Ferrous shipments decreased by 82,000 gross tons (19%) while the average price decreased by $57 per gross ton (22%) during the six months ended June 30, 2016 as compared to the comparable prior year period. The shipment decrease was attributable to reduced demand from domestic steel mills and to the slow flow of raw materials into the recycling yards. Low priced iron ore, direct-reduced iron pellets, and reduced demand from steel mills during the current quarter continued to hold down market prices.

Non-ferrous shipment volumes decreased by 16.6 million pounds (25%) and average selling prices for non-ferrous decreased $0.08 per pound (11%) during the six months ended June 30, 2016 as compared to the comparable prior year period reflecting lower market pricing and its unfavorable impact on raw material availability.
Cost of goods sold for the six months ended June 30, 2016 decreased by $87 million (38%) compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes, lower material costs and lower processing costs. Gross margin as a percentage of net sales was a loss of 4% and 8% for the six months ended June 30, 2016 and 2015, respectively. The material margin component of gross margin, as a percentage of net sales, improved during the first six months of 2016 as compared to the corresponding prior year period, reflecting a continued focus on disciplined buying in the face of strong competition for shredder feedstock and lower pricing for non-ferrous auto shredder residue. In addition, while processing costs were lower in the six months ended June 30, 2016 than in the comparable prior year period, those costs increased as a percentage of net sales due to decreased volumes. PSC Metals continued to expend considerable effort to bring costs in line with volumes and market pricing. PSC Metals closed nine feeder yards after March 31, 2015 in order to better align its cost structure to the current market environment.

Railcar

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Net Sales/Other Revenues From Operations:
Manufacturing	$107	$268	$254	$574
Railcar Leasing	122	113	244	220
Railcar Services	21	20	41	37
Eliminations	(20)	(191)	(53)	(401)
	$230	$210	$486	$430
Cost of Goods Sold/Other Expenses From Operations:
Manufacturing	$91	$196	$213	$429
Railcar Leasing	51	50	105	96
Railcar Services	16	16	31	29
Eliminations	(24)	(153)	(59)	(315)
	$134	$109	$290	$239
Gross Margin:
Manufacturing	$16	$72	$41	$145
Railcar Leasing	71	63	139	124
Railcar Services	5	4	10	8
Eliminations	4	(38)	6	(86)
	$96	$101	$196	$191
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
Railcar shipments for the three months ended June 30, 2016 were 1,017 railcars, including 85 railcars to leasing customers, as compared to 2,397 railcars for the comparable prior year period, including 1,756 railcars to leasing customers.

Railcar shipments for the six months ended June 30, 2016 were 2,347 railcars, including 285 railcars to leasing customers, as compared to 5,065 railcars for the comparable prior year period, including 3,533 railcars to leasing customers.
As of June 30, 2016, our Railcar segment had a backlog of 5,601 railcars, including 1,556 railcars for lease customers. In response to changes in customer demand, our Railcar segment continues to adjust production rates at its railcar manufacturing facilities.
Three Months Ended June 30, 2016 and 2015
Total manufacturing revenues, before elimination of estimated railcar sales to our Railcar segment's leasing business, for the three months ended June 30, 2016 decreased by $161 million (60%) over the comparable prior year period. The decrease was primarily due to lower volume of shipments and an overall decrease in the average selling prices with a higher mix of hopper railcars, which generally sell at lower prices than tank railcars due to less material and labor content, more competitive pricing on both hopper and tank railcars, coupled with a decrease in revenue from certain material cost changes that ARI generally passes through to its customers.
Gross margin from manufacturing operations, before eliminations relating to railcar sales to our Railcar segment's leasing business, for the three months ended June 30, 2016 decreased to $16 million from $72 million as compared to the prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues decreased to 15% for the three months ended June 30, 2016 from 27% as compared to the corresponding prior year period. The decrease in gross margin percentage over the respective period was primarily due to a higher mix of hopper railcar shipments, which generally sell at lower prices than tank railcars due to less material and labor content, in addition to more competitive pricing of both railcar types.
Railcar leasing revenues increased for the three months ended June 30, 2016 as compared to the corresponding prior year period due to an increase in number of railcars leased to customers and a slight increase in the average lease rate. The lease fleet grew to 45,336 railcars at June 30, 2016 from 43,484 railcars at June 30, 2015.
Six Months Ended June 30, 2016 and 2015
Total manufacturing revenues, before elimination of estimated railcar sales to our Railcar segment's leasing business, for the six months ended June 30, 2016 decreased by $320 million (56%) over the comparable prior year period. The decrease was primarily due to lower volume of shipments and an overall decrease in the average selling prices with a higher mix of hopper railcars, which generally sell at lower prices than tank railcars due to less material and labor content, more competitive pricing on both hopper and tank railcars, coupled with a decrease in revenue from certain material cost changes that ARI generally passes through to its customers.
Gross margin from manufacturing operations, before eliminations relating to railcar sales to our Railcar segment's leasing business, for the six months ended June 30, 2016 decreased to $41 million from $145 million as compared to the prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues decreased to 16% for the six months ended June 30, 2016 from 25% as compared to the corresponding prior year period. The decrease in gross margin percentage over the respective period was primarily due to a higher mix of hopper railcar shipments, which generally sell at lower prices than tank railcars due to less material and labor content, in addition to more competitive pricing of both railcar types.
Railcar leasing revenues increased for the six months ended June 30, 2016 as compared to the corresponding prior year period due to an increase in number of railcars leased to customers and a slight increase in the average lease rate. The lease fleet grew to 45,336 railcars at June 30, 2016 from 43,484 railcars at June 30, 2015.

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
Three Months Ended June 30, 2016 and 2015
The increase in casino revenues for the three months ended June 30, 2016 as compared to the comparable prior year period was primarily due to an increase in consolidated gaming volumes of 28.0%, primarily due to the inclusion of results from Trump upon its emergence from bankruptcy on February 26, 2016, coupled with higher gaming volumes and table hold percentage at Tropicana Evansville ("Evansville") in the second quarter of 2016 as compared to 2015. Our Gaming segment's consolidated slot hold percentage was 9.5% and 9.7% for the three months ended June 30, 2016 and 2015, respectively. Our Gaming segment's consolidated table game hold percentage was 17.7% and 16.6% for the three months ended June 30, 2016 and 2015, respectively.
Revenues from rooms increased for the three months ended June 30, 2016 as compared to the corresponding prior year period, primarily due to the inclusion of results from the Trump casino upon its emergence from bankruptcy on February 26, 2016. The average daily room rate and occupancy across all of our Gaming segment's properties were $87 and 70%, respectively, for the three months ended June 30, 2016 as compared to $84 and 73%, respectively, for the comparable prior year period.
Six Months Ended June 30, 2016 and 2015
The increase in casino revenues for the six months ended June 30, 2016 as compared to the comparable prior year period was primarily due to an increase in consolidated gaming volumes of 19.2%, primarily due to the inclusion of results from Trump upon its emergence from bankruptcy on February 26, 2016, coupled with higher gaming volumes and table hold percentage at Evansville. Our Gaming segment's consolidated slot hold percentage was flat at 9.6% for the six months ended June 30, 2016 as compared to the corresponding prior year period. Our Gaming segment's consolidated table game hold percentage was 18.1% and 17.0% for the six months ended June 30, 2016 and 2015, respectively.
Revenues from rooms increased for the six months ended June 30, 2016 as compared to the corresponding prior year period, primarily due to the inclusion of results from the Trump casino upon its emergence from bankruptcy on February 26, 2016. The average daily room rate and occupancy across all of our Gaming segment's properties were $84 and 68%, respectively, for the six months ended June 30, 2016 as compared to $82 and 70%, respectively, for the comparable prior year period.
Mining
We conducting our Mining segment through Ferrous Resources Limited ("Ferrous Resources"), which we consolidated during the second quarter of 2015.
For our Mining segment, the key performance driver has historically been from demand for raw materials from Chinese steelmakers.  For the six months ended June 30, 2016, our Mining segment has been concentrating on sales in its domestic market, Brazil, where the best margins are being captured. Although international iron ore prices have slightly improved to an average of $56 per metric ton during the second quarter of 2016, our Mining segment expects 2016 to be a challenging year for the steel industry as it contends with slowing growth, overcapacity and increased competition.
Three Months Ended June 30, 2016 and One Month Ended June 30, 2015
Net sales for the three months ended June 30, 2016 was $10 million. Cost of goods sold for the three months ended June 30, 2016 was $14 million.
During the three months ended June 30, 2016, our Mining segment focused its sales efforts exclusively within its domestic market, Brazil. During the three months ended June 30, 2016, our Mining segment sold approximately 1.1 million metric tons of iron ore with an average sales price of $19 per metric ton.
Our Mining segment continues to evaluate the best alternatives to sell its products in light of the challenging markets for iron ore.
Six Months Ended June 30, 2016 and One Month Ended June 30, 2015
Net sales for the six months ended June 30, 2016 and the one month ended June 30, 2015 was $31 million and $6 million, respectively. Cost of goods sold for the six months ended June 30, 2016 and the one month ended June 30, 2015 was $30 million and $6 million, respectively.

During the six months ended June 30, 2016, our Mining segment focused its sales efforts exclusively within its domestic market, Brazil. During the six months ended June 30, 2016, our Mining segment sold approximately 2.0 million metric tons of iron ore with an average sales price was $15 per metric ton.
During the one month ended June 30, 2015, our Mining segment sold approximately 318,000 metric tons of iron ore with an average sales price was approximately $22 per metric ton.
Our Mining segment continues to evaluate the best alternatives to sell its products in light of the challenging markets for iron ore.
Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). Viskase currently operates nine manufacturing facilities and six distribution centers throughout North America, Europe, South America and Asia and derives approximately 69% of its total net sales from customers located outside the United States during the three months ended June 30, 2016.
Three Months Ended June 30, 2016 and 2015
Net sales for the three months ended June 30, 2016 decreased by $6 million (7%) as compared to the corresponding prior year period, of which $4 million was due to lower sales volume and $2 million was due to unfavorable price and product mix.
Cost of goods sold for the three months ended June 30, 2016 decreased by $4 million (6%) as compared to the corresponding prior year period. Gross margin as a percentage of net sales was 26% for each of the three months ended June 30, 2016 and 2015.
Six Months Ended June 30, 2016 and 2015
Net sales for the six months ended June 30, 2016 decreased by $14 million (8%) as compared to the corresponding prior year period, of which $7 million was due to lower sales volume, $4 million was due to unfavorable foreign currency translation, and $3 million was due to unfavorable price and product mix.
Cost of goods sold for the six months ended June 30, 2016 decreased by $9 million (7%) as compared to the corresponding prior year period. Gross margin as a percent of net sales was 23% and 24% for the six months ended June 30, 2016 and 2015, respectively. The decline in the gross margin as a percentage of net sales over the comparable period was due to foreign currency translation and unfavorable price and product mix.
Real Estate
Real Estate revenues and expenses include results from resort operations, sales of residential units and rental income and expenses, including income from financing leases. Sales of residential units are included in net sales in our condensed consolidated financial statements. Results from resort and rental operations, including financing lease income, are included in other revenues from operations in our condensed consolidated financial statements. Revenue from our real estate operations for each of the three and six months ended June 30, 2016 and 2015 were substantially derived from our resort and rental operations.
Home Fashion
We conduct our Home Fashion segment through our indirect wholly owned subsidiary, WestPoint Home LLC (“WPH”). The business of WPH is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products. Many of the larger retailers are customers of WPH.  WPH has a stable manufacturing platform and is focused on continued improvement in its cost structure through the use of certain process improvement initiatives. WPH is actively negotiating acquisitions and will continue to focus on acquiring assets that will expand or supplement the manufacturing capabilities, product and brand offerings that align with WPH’s core home textile expertise.
Three Months Ended June 30, 2016 and 2015
Net sales for the three months ended June 30, 2016 increased by $1 million (2%) compared to the comparable prior year period. The increase was primarily due to an increase in sales volume. Cost of goods sold for the three months ended June 30, 2016 increased by $1 million (2%) compared to the comparable prior year period. The increase was primarily due to higher sales volume. Gross margin as a percentage of net sales was 13% for the three months ended June 30, 2016 as compared to 14% for the comparable prior year period.
Six Months Ended June 30, 2016 and 2015
Net sales for the six months ended June 30, 2016 increased by $4 million (4%) compared to the comparable prior year period. The increase was primarily due to an increase in sales volume. Cost of goods sold for the six months ended June 30, 2016 increased by $3 million (4%) compared to the comparable prior year period. The increase was primarily due to higher sales volume. Gross margin as a percentage of net sales was 15% for the six months ended June 30, 2016 as compared to 14% for the comparable prior year period.
Holding Company
The Holding Company had no gain or loss from investment activities for the three months ended June 30, 2016 compared to a net loss from investment activities of $18 million in the comparable prior year period. The Holding Company had a net gain from investment activities of $9 million for the six months ended June 30, 2016 compared to a net loss from investment activities of $32 million in the comparable prior year period.

Other Consolidated Results of Operations
Other Income (Loss), Net
Three Months Ended June 30, 2016 and 2015
Our consolidated other income (loss), net for the three months ended June 30, 2016 and 2015 was $13 million and $19 million, respectively. For the three months ended June 30, 2016 and 2015, our Energy segment recorded losses on certain derivative contracts of $2 million and $13 million, respectively. See Note 6, "Financial Instruments," to the condensed consolidated financial statements for further discussion. In addition, for the three months ended June 30, 2016 and 2015, equity earnings from non-consolidated affiliates were $21 million and $18 million, respectively, primarily from investments within our Automotive segment.
Six Months Ended June 30, 2016 and 2015
Our consolidated other income (loss), net for the six months ended June 30, 2016 and 2015 was $40 million and $(8) million, respectively. For the six months ended June 30, 2016 and 2015, our Energy segment recorded losses on certain derivative contracts of $3 million and $64 million, respectively. See Note 6, "Financial Instruments," to the condensed consolidated financial statements for further discussion. In addition, for the six months ended June 30, 2016 and 2015, equity earnings from non-consolidated affiliates were $36 million and $32 million, respectively, primarily from investments within our Automotive segment.
Selling, General and Administrative
Three Months Ended June 30, 2016 and 2015
Our consolidated selling, general and administrative ("SG&A") for the six months ended June 30, 2016 increased by $87 million (16%) as compared to the comparable prior year period. The increase was primarily attributable to an increase from our Automotive segment of $163 million primarily due to the inclusion of the acquisitions of Pep Boys in February 2016 and an increase of $27 million from our Gaming segment primarily due to the inclusion of Trump casino upon its emergence from bankruptcy on February 26, 2016, offset in part by a decrease of $111 million from our Investment segment due to a decrease of compensation expense related to a certain fund performance over the respective periods.
Six Months Ended June 30, 2016 and 2015
Our consolidated selling, general and administrative ("SG&A") for the six months ended June 30, 2016 increased by $128 million (13%) as compared to the comparable prior year period. The increase was primarily attributable to an increase from our Automotive segment of $296 million primarily due to the inclusion of the acquisitions of Pep Boys in February 2016 and IEH Auto in the second quarter of 2015 and an increase of $42 million from our Gaming segment primarily due to the inclusion of Trump casino upon its emergence from bankruptcy on February 26, 2016, offset in part by a decrease of $223 million from our Investment segment due to a decrease of compensation expense related to a certain fund performance over the respective periods.
Restructuring
Three Months Ended June 30, 2016 and 2015
Our consolidated restructuring costs were $6 million and $27 million for three months ended June 30, 2016 and 2015, respectively, which were attributable to our Automotive segment. These restructuring charges, primarily consisting of employee costs and headcount reductions, pertain to all restructuring programs that Federal-Mogul has initiated in order to improve its operating performance.
Federal-Mogul's restructuring expenses for the six months ended June 30, 2016 are aimed at optimizing its cost structure. Federal-Mogul expects to complete these programs in 2017 and incur additional restructuring and other charges of approximately $1 million. For programs previously initiated in prior periods, Federal-Mogul expects to complete these programs in 2018 and incur additional restructuring charges of approximately $4 million.

Six Months Ended June 30, 2016 and 2015
Our consolidated restructuring costs were $21 million and $39 million for six months ended June 30, 2016 and 2015, respectively, which were attributable to our Automotive segment. These restructuring charges, primarily consisting of employee costs and headcount reductions, pertain to all restructuring programs that Federal-Mogul has initiated in order to improve its operating performance.
Federal-Mogul's restructuring expenses for the six months ended June 30, 2016 are aimed at optimizing its cost structure. Federal-Mogul expects to complete these programs in 2017 and incur additional restructuring and other charges of approximately $1 million. For programs previously initiated in prior periods, Federal-Mogul expects to complete these programs in 2018 and incur additional restructuring charges of approximately $4 million.
Interest Expense
Three Months Ended June 30, 2016 and 2015
Our consolidated interest expense during the three months ended June 30, 2016 decreased by $85 million (30%) as compared to the corresponding prior year period. The decrease was primarily due to lower interest expense from our Investment segment attributable to a decrease in due to broker balances over the respective periods, offset in part by higher interest expense from our Automotive segment due to higher interest rates on borrowings under revolving credit facilities over the respective periods and the inclusion of interest from the acquisition of Pep Boys in February 2016, as well as higher interest from our Energy segment due to a certain debt offering during the second quarter of 2016.
Six Months Ended June 30, 2016 and 2015
Our consolidated interest expense during the six months ended June 30, 2016 decreased by $114 million (20%) as compared the corresponding prior year period. The decrease was primarily due to lower interest expense from our Investment segment attributable to a decrease in due to broker balances over the respective periods, offset in part by higher interest expense from our Automotive segment due to higher interest rates on borrowings under revolving credit facilities over the respective periods and the inclusion of interest from the acquisitions of Pep Boys in February 2016 and IEH Auto in the second quarter of 2015, higher interest from our Energy segment due to a certain debt offering during the second quarter of 2016, as well as higher interest from our Railcar segment due to higher debt balances over the respective periods.
Income Tax Expense
Three Months Ended June 30, 2016 and 2015
For the three months ended June 30, 2016, each of Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $50 million on pre-tax loss of $235 million compared to an income tax expense of $113 million on pre-tax income of $654 million for the three months ended June 30, 2015. Our effective income tax rate was (21.3)% and 17.3% for the three months ended June 30, 2016 and 2015, respectively.
For the three months ended June 30, 2016, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership losses for which there was no tax benefit, as such losses are allocated to the partners.
For the three months ended June 30, 2015, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership income not subject to taxation, as such taxes are the responsibility of the partners.
Six Months Ended June 30, 2016 and 2015
For the six months ended June 30, 2016, each of Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $66 million on pre-tax loss of $1.8 billion compared to an income tax expense of $162 million on pre-tax income of $1.1 billion for the six months ended June 30, 2015. Our effective income tax rate was (3.6)% and 14.4% for the six months ended June 30, 2016 and 2015, respectively.
For the six months ended June 30, 2016, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership losses for which there was no tax benefit, as such losses are allocated to the partners, and goodwill impairment not deductible for tax purposes.
For the six months ended June 30, 2015, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership income not subject to taxation, as such taxes are the responsibility of the partners.

Liquidity and Capital Resources
Holding Company
As of June 30, 2016, the Holding Company had investments in the Investment Funds with a total fair market value of approximately $1.7 billion. As of June 30, 2016, our Holding Company had cash and cash equivalents of $211 million and total debt of approximately $5.5 billion.
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
As of June 30, 2016, based on covenants in the indenture governing our senior notes, we are not permitted to incur additional indebtedness. See Note 10, “Debt,” to the condensed consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.
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
On April 29, 2016, Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. As a result, on June 16, 2016, Icahn Enterprises distributed an aggregate 3,116,976 depositary units to unit holders electing to receive depositary units in connection with this distribution.
On August 3, 2016, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit, which will be paid on or about September 19, 2016 to depositary unit holders of record at the close of business on August 15, 2016. Depositary unit holders have until September 7, 2016 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending September 14, 2016. No fractional depositary units will be issued pursuant to the dividend payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.

Borrowings
Debt consists of the following:

	June 30, 2016	December 31, 2015
	(in millions)
5.875% senior unsecured notes due 2022 - Icahn Enterprises/Icahn Enterprises Holdings	$1,339	$1,338
6.00% senior unsecured notes due 2020 - Icahn Enterprises/Icahn Enterprises Holdings	1,705	1,706
4.875% senior unsecured notes due 2019 - Icahn Enterprises/Icahn Enterprises Holdings	1,271	1,270
3.50% senior unsecured notes due 2017 - Icahn Enterprises/Icahn Enterprises Holdings	1,173	1,172
Debt facilities - Automotive	3,239	3,121
Debt facilities - Energy	1,120	619
Debt and credit facilities - Railcar	2,426	2,671
Credit facilities - Gaming	288	289
Credit facilities - Food Packaging	266	267
Other	142	141
	$12,969	$12,594

Refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for information concerning terms, restrictions and covenants pertaining to our debt. See Note 10, “Debt,” to the condensed consolidated financial statements in this Report for information with respect to updates on our debt at June 30, 2016 compared to December 31, 2015. As of June 30, 2016, we are in compliance with all debt covenants.
Contractual Commitments and Contingencies
Other than certain debt transactions as described below for our Energy segment, there have been no material changes to our contractual commitments and contingencies as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
We have off-balance sheet risk related to investment activities associated with certain financial instruments, including futures, options, credit default swaps and securities sold, not yet purchased. For additional information regarding these arrangements, see Note 6, “Financial Instruments,” to the condensed consolidated financial statements.

Consolidated Cash Flows
The following table summarizes cash flow information for the six months ended June 30, 2016 and cash and cash equivalents as of June 30, 2016 for Icahn Enterprises' operating segments and the Holding Company:

	Six Months Ended June 30, 2016			June 30, 2016
	Net Cash Provided By (Used In)			Cash and Cash Equivalents
	Operating Activities	Investing Activities	Financing Activities
	(in millions)
Investment	$562	$—	$490	$13
Automotive	257	(170)	89	345
Energy	73	(155)	82	691
Metals	(13)	(1)	—	1
Railcar	196	(58)	(265)	337
Gaming	19	(22)	2	248
Mining	12	(5)	(2)	19
Food Packaging	8	(6)	(3)	36
Real Estate	14	3	(2)	16
Home Fashion	(6)	(5)	—	3
Holding Company	(130)	(1,063)	(53)	211
	$992	$(1,482)	$338	$1,920

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
Operating Activities
Cash provided by operating activities during the six months ended June 30, 2016 was primarily attributable to our Investment segment due to net cash provided by investment transactions. Additionally, our Railcar segment has net cash provided by operating activities primarily due to earnings before non-cash charges. Our Automotive segment also had net cash provided by operating activities due to earnings before non-cash charges offset in part by decreases in working capital. The Holding Company had net cash used in operating activities primarily due to interest payments on our senior unsecured notes.
Investing Activities
Cash used in investing activities during the six months ended June 30, 2016 was primarily due to our acquisition of Pep Boys by the Holding Company as well as our Energy segment's acquisition of CVR Nitrogen. Additionally, our Railcar segment had capital expenditures of $62 million, of which $51 million was for the manufacture or purchase of railcars for its leasing operations, and our Automotive and Energy segments had capital expenditures of $208 million and $83 million, respectively. Additionally, the Holding Company had purchases of investments of $67 million.
Financing Activities
Cash provided from financing activities during the six months ended June 30, 2016 was primarily due to our Investment segment which received contributions from affiliates of Mr. Icahn of $490 million. This was offset in part by payment of distributions to our LP unitholders and payments of dividends and distributions to non-controlling interests in certain of our subsidiaries.
Discussion of Segment Liquidity and Capital Resources
There have been no material changes to our capital expenditures during the six months ended June 30, 2016 as compared to the estimated capital expenditures for 2016 as reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Investment
As of June 30, 2016, the Investment Funds' net notional exposure was -149%. The Investment Funds' long exposure was 174% (166% long equity and 8% long credit) and the Investment Funds' short exposure was 323% (301% short equity, 22% short credit and other).  The notional exposure represents the ratio of the notional exposure of the Investment Funds' invested capital to the net asset value of the Investment Funds at June 30, 2016.
Of our long exposure of 174%, the fair value of our long positions (with certain adjustments) represented 167% of our long exposure. The notional value of our other long positions, which primarily included single name equity forward contracts and credit contracts, represented 7% of our long exposure.
Of our short exposure of 323%, the fair value of our short positions represented 24% of our short exposure. The notional value of our other short positions, which primarily included short credit default swap contracts and short broad market index swap derivative contracts, represented 299% of our short exposure.
With respect to both our long positions that are not notionalized (167% long exposure) and our short positions that are not notionalized (24% short), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.
With respect to the notional value of our other short positions (299% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.
The Investment Funds historically have had access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.
Automotive
During the first quarter of 2016, Federal-Mogul increased its borrow capacity under a certain revolving credit facility (the "Federal-Mogul Replacement Revolver Facility") by $50 million to $600 million. As of June 30, 2016, the outstanding balance on the Federal-Mogul Replacement Revolver Facility was $390 million. As of June 30, 2016, the borrowing availability under the Federal-Mogul Replacement Revolver Facility was $171 million. Federal-Mogul had $39 million of letters of credit outstanding as of June 30, 2016 pertaining to the Federal-Mogul Replacement Revolver Facility. As of June 30, 2016, Federal-Mogul had an aggregate availability of approximately $201 million with respect to its consolidated revolving credit facilities.
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Canada and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $566 million and $408 million as of June 30, 2016 and December 31, 2015, respectively. Of those gross amounts, $556 million and $401 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the condensed consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of both June 30, 2016 and December 31, 2015, Federal-Mogul had withdrawn cash related to such transferred receivables of $1 million. Proceeds from the transfers of accounts receivable qualifying as sales were $842 million and $800 million for the six months ended June 30, 2016 and 2015, respectively.
As of June 30, 2016, the availability on the IEH Auto ABL Credit Facility was $48 million.
Pep Boys has a revolving credit agreement with Bank of America, N.A., as Administrative Agent, and other parties thereto providing for borrowings of up to $300 million with an original maturity date of July 26, 2016. The maturity date of this revolving credit agreement was extended to October 24, 2016. The interest rate on this facility is LIBOR plus a margin of 2.00% to 2.50% for LIBOR rate borrowings or Prime plus 1.00% to 1.50% for Prime rate borrowings. The margin is based upon the then current availability under the facility. As of June 30, 2016, Pep Boys had $60 million outstanding under the facility and $43 million of availability was utilized to support outstanding letters of credit. Taking into account the borrowing base requirements (including reduction for amounts outstanding under the trade payable program), as of June 30, 2016, there was $77 million of availability remaining under the facility.
Energy
As of June 30, 2016, Coffeyville Resources, LLC had availability under the Amended and Restated ABL Credit Facility of $$255 million and had letters of credit outstanding of $28 million. There were no borrowings outstanding under the ABL Credit Facility as of June 30, 2016. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions as of June 30, 2016. In addition, CVR Partners had $25 million availability under its revolving credit facility, with an uncommitted incremental facility of up to $50 million. On April 1, 2016, CVR Partners repaid all amounts outstanding under the term loan with respect to this credit facility and the credit facility was terminated.
On June 10, 2016, CVR Partners completed a private offering of $645 million aggregate principal amount of 9.250% senior secured notes due 2023. Additionally, during the second quarter of 2016, CVR Partners repurchased approximately $315 million of its 6.5% notes due 2021 pursuant to a certain tender offer and a change of control offer. See Note 10, "Debt - Energy," for further discussion regarding these transactions.
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
For the six months ended June 30, 2016, we received $71 million in dividends from CVR. Subsequent to June 30, 2016, CVR declared a quarterly dividend, which will result in an additional $36 million in dividends paid to us in the third quarter of 2016.
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
On July 28, 2015, ARI's board of directors authorized the repurchase of up to $250 million of its outstanding common stock ("ARI Stock Repurchase Program"). The ARI Stock Repurchase Program will end upon the earlier of the date on which it is terminated by ARI's board of directors or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon ARI's evaluation of market conditions and other factors. The ARI Stock Repurchase Program may be suspended, modified or discontinued at any time and ARI has no obligation to repurchase any amount of its common stock under the ARI Stock Repurchase Program. Under the ARI Stock Repurchase Program, ARI repurchased shares of its common stock during the six months ended June 30, 2016 at a cost of $17 million.
Gaming
On July 31, 2015 Tropicana's board of directors authorized the repurchase of up to $50 million of its outstanding common stock with no set expiration date ("Tropicana Stock Repurchase Program"). The Tropicana Stock Repurchase Program will end upon the earlier of the date on which the plan is terminated by Tropicana's board of directors or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon Tropicana's evaluation of market conditions and other factors. The Tropicana Stock Repurchase Program may be suspended, modified or discontinued at any time and Tropicana has no obligation to repurchase any amount of its common stock under the Tropicana Stock Repurchase Program. Under the Tropicana Stock Repurchase Program, Tropicana repurchased shares of its common stock during the six months ended June 30, 2016 at a cost of approximately $4 million.

Critical Accounting Policies and Estimates
Other than the goodwill impairment for our Energy segment as discussed below, there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2016 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2015.
Energy
Due to worsening sales trends for our Energy segment's Petroleum reporting unit, we performed an interim goodwill impairment analysis during the first quarter of 2016. Based on this analysis, our Energy segment recognized a goodwill impairment charge of $574 million, which represented the full amount of the remaining goodwill allocated to the Petroleum reporting unit. Due to the complexity in the "Step 2" goodwill impairment test performed during the first quarter of 2016, we expect to finalize the assessment of our Energy segment's goodwill impairment during the third quarter of 2016 and any resulting difference in the amount of the impairment will be adjusted at that time.
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
Recently Issued Accounting Standards
Refer to Part I, Note 1, "Description of Business and Basis of Presentation," of this Report for a discussion of recent accounting pronouncements applicable to us.

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

Market Risk
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of June 30, 2016, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by approximately $922 million, $131 million and $2.0 billion, respectively. However, as of June 30, 2016, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an investment of approximately 31% in the Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 69% of the change in fair value.
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
The translated values of revenue and expense from our Automotive segment's international operations are subject to fluctuations due to changes in currency exchange rates. During the six months ended June 30, 2016, our Automotive segment derived 38% of its sales in the United States and 62% internationally. Of these international sales, 55% were denominated in the euro, with no other single currency representing more than 10% of international sales. To minimize foreign currency risk, our Automotive segment generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, our Automotive segment manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts.
Energy
The risk inherent in our Energy segment's market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices, RINs prices and interest rates. Our Energy segment is exposed to market pricing for all of the products sold in the future both at its petroleum business and the nitrogen fertilizer business, as all of the products manufactured in both businesses are commodities.
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

Commodity Price Risk
At June 30, 2016, CVR Refining had open commodity hedging instruments consisting of 0.4 million barrels of crack spreads and 0.6 million barrels of price and basis swaps. A change of $1.00 per barrel in the fair value of the benchmark crude or product basis would result in an increase or decrease in the related fair value of the commodity hedging instruments of approximately $1.0 million.
Compliance Program Price Risk
As a producer of transportation fuels from petroleum, CVR Refining is required to blend biofuels into the products it produces or to purchase RINs in the open market in lieu of blending to meet the mandates established by the EPA. CVR Refining is exposed to market risk related to the volatility in the price of RINs needed to comply with the RFS. To mitigate the impact of this risk on the results of operations and cash flows, CVR Refining purchases RINs when prices are deemed favorable. See Note 17, "Commitments and Contingencies," to Part I, Item 1 of this Report and “Energy - Major Influences on Results of Operations” in Part I, Item 2 of this Report for further discussion about compliance with the RFS.
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
Railcar
Our Railcar segment is exposed to price risks associated with the purchase of raw materials, especially steel and heavy castings. The cost of steel, heavy castings and all other materials used in the production of railcars represents a significant amount of the direct manufacturing costs per railcar. Given the significant volatility in the price of raw materials, this exposure can affect the costs of production. Our Railcar segment believes that the risk to its margins and profitability has been somewhat reduced by its practice to generally adjust the purchase prices of the railcars to reflect fluctuations in the cost of certain raw materials and components and, as a result, our Railcar segment is generally able to pass on to its customers most increases in raw material and component costs with respect to the railcars it plans to produce and deliver to them. Our Railcar segment believes that it currently has good supplier relationships and does not currently anticipate that material constraints will limit its production capacity. Such constraints may exist if railcar production were to increase beyond current levels, or other economic changes were to occur that affect the availability of certain raw materials.
Our Railcar segment's financial results could be affected by changes in interest rates due to the impact those changes have on its variable rate debt obligation as of June 30, 2016. A one percentage point increase in the rate of the average variable rate debt as of June 30, 2016 would have a $10 million impact on our Railcar segment's annualized interest expense.
Gaming
Interest Rate Risk
Tropicana's primary exposure to market risk is interest rate risk associated with its Tropicana New Term Loan Facility that bears interest based on floating rates. Based on Tropicana's borrowings as of June 30, 2016, assuming a 1% increase over the 4% floor specified in its Tropicana New Term Loan Facility, Tropicana's annual interest cost would change by approximately $3 million.
Mining
Commodity Price Risk
Ferrous Resources’ revenues are based on the sale of iron ore fines. Our Mining segment's financial results can vary significantly as a result of fluctuations in the market prices of iron ore. International prices for this commodity have fluctuated historically and are affected by numerous factors beyond Ferrous Resources' control. The price index that is utilized in our Mining segment's iron ore sales contracts is the Platts 62 percent Fe fines spot rate pricing, which can fluctuate widely due to numerous factors, such as global economic growth or contraction, change in demand for steel or changes in availability of supply. Our Mining segment estimates that a hypothetical 10% adverse movement in the international price of iron ore for the six months ended June 30, 2016 would have decreased net income attributable to Icahn Enterprises for our Mining segment by $2 million.

Foreign Currency Risk
Ferrous Resources' principal objective is to produce iron ore which is typically priced in U.S. dollars. The majority of its funding and cash balances are also denominated in U.S. dollars. A proportion of Ferrous Resources' costs are incurred in Brazilian reals while significant capital expenditures are expected to be incurred in U.S. dollars. Accordingly, our Mining segment's financial results may be impacted by exchange rate fluctuations between the U.S. dollar and the Brazilian real. Our Mining segment estimates that a hypothetical 10% adverse movement of the Brazilian real against the U.S. dollar during the six months ended June 30, 2016 would have decreased net income attributable to Icahn Enterprises for our Mining segment by $2 million.
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
Based on sensitivity analysis for our equity price risks as of June 30, 2016, the effects of a 10% adverse change in the fair value of these investments would result in loss of approximately $32 million.

Item 4. Controls and Procedures.
As of June 30, 2016, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and Icahn Enterprises Holdings' and subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 17, “Commitments and Contingencies” to the condensed consolidated financial statements located in Part I, Item I of this Report, which is incorporated by reference into this Part II, Item 1, for a description of the litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors.
Except for the risk factor related to our Automotive segment as discussed below, there were no other material changes to our risk factors during the six months ended June 30, 2016 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2015.
Our Automotive segment's operations in foreign countries exposes it to risks related to economic and political conditions and foreign currency fluctuations:
As a global business operating in a time of increasing global economic and political instability, our Automotive segment is exposed to global market risks, the consequences of which cannot always be anticipated or quantified.  One example is the recent decision of voters in the United Kingdom to withdraw from the European Union (referred to as “Brexit”). While any ultimate effects of Brexit on our Automotive segment are difficult to predict (particularly given the potentially lengthy negotiation period to accomplish a formal withdrawal), because our Automotive segment currently conduct its business in the United Kingdom and in Europe, the results of the referendum and any eventual withdrawal could cause disruptions and create uncertainty for our Automotive segment's businesses, including affecting its relationships with its customers and suppliers, and could also alter the relationship among currencies, including the value of the British Pound relative to the US Dollar. Such disruptions and uncertainties could adversely affect our Automotive segment's financial condition, operating results and cash flows. Any ultimate effects of Brexit on our Automotive segment will also depend on whether the UK negotiates to retain access to European Union markets either during a transitional period or more permanently.  The failed coup attempt in Turkey, a country in which our Automotive segment has various ownership and economic interests, is another example of a recent global political development for which any potential consequences for our Automotive segment are uncertain.  These and other developments may increase volatility in the results our Automotive segment's operations and may adversely affect our Automotive segment's financial condition.

Item 5. Other Information.
On August 2, 2016, our Board of Directors adopted the Second Amended and Restated Limited Partnership Agreement (the "Agreement"), effective on August 2, 2016.  The Agreement incorporates amendments No. 1 through No. 6, previously approved by the Board and filed between 1995 and 2007, and makes certain other non-material changes including changes designed to conform the Agreement with prior amendments and with the current practices of the Computershare Inc., as depositary agent (the "Depositary"), including with respect to transfer of depositary units and the issuance of uncertificated units, among other items. The Board of Directors approved corresponding changes to the Second Amended and Restated Depositary Agreement (the "Depositary Agreement") by and between the Company and the Depositary. The foregoing is a summary and is qualified in its entirety by reference to the Agreement, attached hereto as exhibit 3.1, and incorporated by reference into this Item 5.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Second Amended and Restated Agreement of Limited Partnership of Icahn Enterprises L.P., dated August 2, 2016.
4.1	Specimen Depositary Certificate
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

Exhibit 101
The following financial information from Icahn Enterprises' and Icahn Enterprises Holdings' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) the Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Date: August 4, 2016

Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/SungHwan Cho
SungHwan Cho, Chief Financial Officer and Director

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Peter Reck
Peter Reck, Chief Accounting Officer

Date: August 4, 2016