Form 10-Q
period 2016-09-30
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2016-11-03
CIK 813762, 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of November 2, 2016, there were 141,693,617 of Icahn Enterprises' depositary units outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)

	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Cash and cash equivalents	$2,002	$2,078
Cash held at consolidated affiliated partnerships and restricted cash	692	1,282
Investments	9,987	15,351
Accounts receivable, net	1,725	1,685
Inventories, net	2,957	2,259
Property, plant and equipment, net	11,446	9,678
Goodwill	1,141	1,504
Intangible assets, net	1,107	1,108
Other assets	2,028	1,458
Total Assets	$33,085	$36,403
LIABILITIES AND EQUITY
Accounts payable	$1,717	$1,416
Accrued expenses and other liabilities	2,475	1,828
Deferred tax liability	1,680	1,197
Securities sold, not yet purchased, at fair value	1,210	794
Due to brokers	3,030	7,317
Post-employment benefit liability	1,204	1,224
Debt	12,971	12,594
Total liabilities	24,287	26,370

Commitments and contingencies (Note 17)

Equity:
Limited partners: Depositary units: 141,693,617 units issued and outstanding at September 30, 2016 and 131,481,059 units issued and outstanding at December 31, 2015	2,775	4,244
General partner	(287)	(257)
Equity attributable to Icahn Enterprises	2,488	3,987
Equity attributable to non-controlling interests	6,310	6,046
Total equity	8,798	10,033
Total Liabilities and Equity	$33,085	$36,403

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:	(Unaudited)
Net sales	$3,904	$3,720	$11,546	$11,264
Other revenues from operations	537	366	1,506	1,042
Net gain (loss) from investment activities	418	(947)	(826)	236
Interest and dividend income	27	36	97	136
Other income, net	13	37	53	29
	4,899	3,212	12,376	12,707
Expenses:
Cost of goods sold	3,378	3,224	9,949	9,673
Other expenses from operations	342	168	902	484
Selling, general and administrative	603	418	1,736	1,423
Restructuring	8	18	29	57
Impairment	93	6	670	10
Interest expense	222	296	665	853
	4,646	4,130	13,951	12,500
Income (loss) before income tax expense	253	(918)	(1,575)	207
Income tax expense	(15)	(22)	(81)	(184)
Net income (loss)	238	(940)	(1,656)	23
Less: net (income) loss attributable to non-controlling interests	(254)	500	734	(90)
Net loss attributable to Icahn Enterprises	$(16)	$(440)	$(922)	$(67)

Net loss attributable to Icahn Enterprises allocable to:
Limited partners	$(16)	$(432)	$(904)	$(66)
General partner	—	(8)	(18)	(1)
	$(16)	$(440)	$(922)	$(67)

Basic and diluted loss per LP unit	$(0.12)	$(3.40)	$(6.70)	$(0.53)
Basic and diluted weighted average LP units outstanding	139	127	135	125
Cash distributions declared per LP unit	$1.50	$1.50	$4.50	$4.50

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Net income (loss)	$238	$(940)	$(1,656)	$23
Other comprehensive income (loss), net of tax:
Post-employment benefits	7	10	17	34
Hedge instruments	1	—	2	(1)
Translation adjustments and other	3	(97)	(10)	(200)
Other comprehensive income (loss), net of tax	11	(87)	9	(167)
Comprehensive income (loss)	249	(1,027)	(1,647)	(144)
Less: Comprehensive (income) loss attributable to non-controlling interests	(257)	519	727	(53)
Comprehensive loss attributable to Icahn Enterprises	$(8)	$(508)	$(920)	$(197)

Comprehensive loss attributable to Icahn Enterprises allocable to:
Limited partners	$(8)	$(498)	$(902)	$(193)
General partner	—	(10)	(18)	(4)
	$(8)	$(508)	$(920)	$(197)

Accumulated other comprehensive loss was $1,448 million and $1,457 million at September 30, 2016 and December 31, 2015, respectively.

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2015	$(257)	$4,244	$3,987	$6,046	$10,033
Net loss	(18)	(904)	(922)	(734)	(1,656)
Other comprehensive income	—	2	2	7	9
Partnership distributions	(2)	(79)	(81)	—	(81)
Partnership contribution	1	—	1	—	1
Investment segment contributions	—	—	—	498	498
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(74)	(74)
Acquisitions	(11)	(518)	(529)	589	60
LP unit issuance	—	35	35	—	35
Changes in subsidiary equity and other	—	(5)	(5)	(22)	(27)
Balance, September 30, 2016	$(287)	$2,775	$2,488	$6,310	$8,798

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2014	$(229)	$5,672	$5,443	$6,947	$12,390
Net (loss) income	(1)	(66)	(67)	90	23
Other comprehensive loss	(3)	(127)	(130)	(37)	(167)
Partnership distributions	(2)	(85)	(87)	—	(87)
Investment segment contributions	—	—	—	246	246
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(190)	(190)
Proceeds from subsidiary equity offering	—	—	—	31	31
Acquisitions	—	—	—	90	90
Changes in subsidiary equity and other	—	(19)	(19)	(31)	(50)
Balance, September 30, 2015	$(235)	$5,375	$5,140	$7,146	$12,286

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(1,656)	$23
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (gain) from securities transactions	(257)	1,249
Purchases of securities	(1,440)	(3,753)
Proceeds from sales of securities	6,863	3,404
Purchases to cover securities sold, not yet purchased	(227)	(438)
Proceeds from securities sold, not yet purchased	589	1,261
Changes in receivables and payables relating to securities transactions	(5,087)	(598)
Depreciation and amortization	748	641
Impairment	670	10
Equity earnings from non-consolidated affiliates	(48)	(43)
Deferred taxes	—	58
Other, net	64	(28)
Changes in cash held at consolidated affiliated partnerships and restricted cash	583	3
Changes in other operating assets and liabilities	520	(1,279)
Net cash provided by operating activities	1,322	510
Cash flows from investing activities:
Capital expenditures	(615)	(1,067)
Acquisition of businesses, net of cash acquired	(1,047)	(855)
Purchases of investments	(97)	(107)
Proceeds from sale of investments	66	68
Other, net	26	102
Net cash used in investing activities	(1,667)	(1,859)
Cash flows from financing activities:
Capital contributions by non-controlling interests	505	246
Capital distributions to non-controlling interests	(7)	(1)
Partnership contributions	1	—
Partnership distributions	(81)	(87)
Proceeds from offering of subsidiary equity	—	31
Dividends and distributions to non-controlling interests in subsidiaries	(74)	(190)
Proceeds from other borrowings	1,905	1,284
Repayments of other borrowings	(1,959)	(737)
Other, net	(11)	(68)
Net cash provided by financing activities	279	478
Effect of exchange rate changes on cash and cash equivalents	(22)	—
Net change in cash of assets held for sale	12	—
Net decrease in cash and cash equivalents	(76)	(871)
Cash and cash equivalents, beginning of period	2,078	2,912
Cash and cash equivalents, end of period	$2,002	$2,041

Supplemental information:
Cash payments for interest, net of amounts capitalized	$538	$536
Net cash payments (refunds) for income taxes	$66	$13
Investment in Pep Boys prior to acquiring a controlling interest	$160	$—
Investment in Trump prior to acquiring a controlling interest	$126	$—
LP unit issuance for remaining 25% interest in ARL	$35	$—
Subsidiary common unit issuance for acquisition of CVR Nitrogen	$336	$—
Investment in Ferrous Resources prior to acquiring a controlling interest	$—	$36

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Cash and cash equivalents	$2,002	$2,078
Cash held at consolidated affiliated partnerships and restricted cash	692	1,282
Investments	9,987	15,351
Accounts receivable, net	1,725	1,685
Inventories, net	2,957	2,259
Property, plant and equipment, net	11,446	9,678
Goodwill	1,141	1,504
Intangible assets, net	1,107	1,108
Other assets	2,053	1,482
Total Assets	$33,110	$36,427
LIABILITIES AND EQUITY
Accounts payable	$1,717	$1,416
Accrued expenses and other liabilities	2,475	1,828
Deferred tax liability	1,680	1,197
Securities sold, not yet purchased, at fair value	1,210	794
Due to brokers	3,030	7,317
Post-employment benefit liability	1,204	1,224
Debt	12,971	12,594
Total liabilities	24,287	26,370

Commitments and contingencies (Note 17)

Equity:
Limited partner	2,827	4,310
General partner	(314)	(299)
Equity attributable to Icahn Enterprises Holdings	2,513	4,011
Equity attributable to non-controlling interests	6,310	6,046
Total equity	8,823	10,057
Total Liabilities and Equity	$33,110	$36,427

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:	(Unaudited)
Net sales	$3,904	$3,720	$11,546	$11,264
Other revenues from operations	537	366	1,506	1,042
Net gain (loss) from investment activities	418	(947)	(826)	236
Interest and dividend income	27	36	97	136
Other income, net	13	37	53	29
	4,899	3,212	12,376	12,707
Expenses:
Cost of goods sold	3,378	3,224	9,949	9,673
Other expenses from operations	342	168	902	484
Selling, general and administrative	603	418	1,736	1,423
Restructuring	8	18	29	57
Impairment	93	6	670	10
Interest expense	222	296	664	852
	4,646	4,130	13,950	12,499
Income (loss) before income tax expense	253	(918)	(1,574)	208
Income tax expense	(15)	(22)	(81)	(184)
Net income (loss)	238	(940)	(1,655)	24
Less: net (income) loss attributable to non-controlling interests	(254)	500	734	(90)
Net loss attributable to Icahn Enterprises Holdings	$(16)	$(440)	$(921)	$(66)

Net loss attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$(16)	$(436)	$(912)	$(65)
General partner	—	(4)	(9)	(1)
	$(16)	$(440)	$(921)	$(66)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Net income (loss)	$238	$(940)	$(1,655)	$24
Other comprehensive income (loss), net of tax:
Post-employment benefits	7	10	17	34
Hedge instruments	1	—	2	(1)
Translation adjustments and other	3	(97)	(10)	(200)
Other comprehensive income (loss), net of tax	11	(87)	9	(167)
Comprehensive income (loss)	249	(1,027)	(1,646)	(143)
Less: Comprehensive (income) loss attributable to non-controlling interests	(257)	519	727	(53)
Comprehensive loss attributable to Icahn Enterprises Holdings	$(8)	$(508)	$(919)	$(196)

Comprehensive loss attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$(8)	$(503)	$(910)	$(194)
General partner	—	(5)	(9)	(2)
	$(8)	$(508)	$(919)	$(196)

Accumulated other comprehensive loss was $1,448 million and $1,457 million at September 30, 2016 and December 31, 2015, respectively.

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2015	$(299)	$4,310	$4,011	$6,046	$10,057
Net loss	(9)	(912)	(921)	(734)	(1,655)
Other comprehensive income	—	2	2	7	9
Partnership distributions	(1)	(80)	(81)	—	(81)
Partnership contribution	1	—	1	—	1
Investment segment contributions	—	—	—	498	498
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(74)	(74)
Acquisitions	(6)	(523)	(529)	589	60
LP unit issuance	—	35	35	—	35
Changes in subsidiary equity and other	—	(5)	(5)	(22)	(27)
Balance, September 30, 2016	$(314)	$2,827	$2,513	$6,310	$8,823

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2014	$(285)	$5,751	$5,466	$6,947	$12,413
Net (loss) income	(1)	(65)	(66)	90	24
Other comprehensive loss	(1)	(129)	(130)	(37)	(167)
Partnership distributions	(1)	(86)	(87)	—	(87)
Investment segment contributions	—	—	—	246	246
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(190)	(190)
Proceeds from subsidiary equity offering	—	—	—	31	31
Acquisitions	—	—	—	90	90
Changes in subsidiary equity and other	—	(19)	(19)	(31)	(50)
Balance, September 30, 2015	$(288)	$5,452	$5,164	$7,146	$12,310

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(1,655)	$24
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (gain) from securities transactions	(257)	1,249
Purchases of securities	(1,440)	(3,753)
Proceeds from sales of securities	6,863	3,404
Purchases to cover securities sold, not yet purchased	(227)	(438)
Proceeds from securities sold, not yet purchased	589	1,261
Changes in receivables and payables relating to securities transactions	(5,087)	(598)
Depreciation and amortization	747	640
Impairment	670	10
Equity earnings from non-consolidated affiliates	(48)	(43)
Deferred taxes	—	58
Other, net	64	(28)
Changes in cash held at consolidated affiliated partnerships and restricted cash	583	3
Changes in other operating assets and liabilities	520	(1,279)
Net cash provided by operating activities	1,322	510
Cash flows from investing activities:
Capital expenditures	(615)	(1,067)
Acquisition of businesses, net of cash acquired	(1,047)	(855)
Purchases of investments	(97)	(107)
Proceeds from sale of investments	66	68
Other, net	26	102
Net cash used in investing activities	(1,667)	(1,859)
Cash flows from financing activities:
Capital contribution by non-controlling interests	505	246
Capital distributions to non-controlling interests	(7)	(1)
Partnership contributions	1	—
Partnership distributions	(81)	(87)
Proceeds from offering of subsidiary equity	—	31
Distributions to non-controlling interests in subsidiaries	(74)	(190)
Proceeds from other borrowings	1,905	1,284
Repayments of other borrowings	(1,959)	(737)
Other, net	(11)	(68)
Net cash provided by financing activities	279	478
Effect of exchange rate changes on cash and cash equivalents	(22)	—
Net change in cash of assets held for sale	12	—
Net decrease in cash and cash equivalents	(76)	(871)
Cash and cash equivalents, beginning of period	2,078	2,912
Cash and cash equivalents, end of period	$2,002	$2,041

Supplemental information:
Cash payments for interest, net of amounts capitalized	$538	$536
Net cash payments (refunds) for income taxes	$66	$13
Investment in Pep Boys prior to acquiring a controlling interest	$160	$—
Investment in Trump prior to acquiring a controlling interest	$126	$—
LP unit issuance for remaining 25% interest in ARL	$35	$—
Subsidiary common unit issuance for acquisition of CVR Nitrogen	$336	$—
Investment in Ferrous Resources prior to acquiring a controlling interest	$—	$36

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of September 30, 2016. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 10, "Debt," and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned approximately 89.7% of Icahn Enterprises' outstanding depositary units as of September 30, 2016.
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
Principles of Consolidation
As of September 30, 2016, our condensed consolidated financial statements include the accounts of (i) Icahn Enterprises and Icahn Enterprises Holdings and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings, in addition to variable interest entities ("VIEs") in which we are the primary beneficiary. In evaluating whether we have a controlling financial interest in entities that we consolidate, we consider the following: (1) for voting interest entities, including limited partnerships and similar entities that are not VIEs, we consolidate these entities in which we own a majority of the voting interests; and (2) for VIEs, we consolidate these entities in which we are the primary beneficiary. See below for a discussion of our VIEs. Kick-out rights (which are the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general partners and which are collectively referred to as "kick-out" rights) held through voting interests of partnerships and similar entities that are not VIEs are considered the equivalent of the equity interests of corporations that are not VIEs. All material intercompany accounts and transactions have been eliminated in consolidation.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

Except for our Investment segment, for those investments in which we own 50% or less but greater than 20%, we generally account for such investments using the equity method, while investments in affiliates of 20% or less are accounted for under the cost method.
Acquisitions of Businesses
We account for business combinations under the acquisition method of accounting (other than acquisitions of businesses under common control), which requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement.
Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed, pre-acquisition contingencies, and contingent consideration, where applicable. In valuing our acquisitions we estimate fair values based on industry data and trends and by reference to relevant market rates and transactions, and discounted cash flow valuation methods, among other factors. The discount rates used were commensurate with the inherent risks associated with each type of asset and the level and timing of cash flows appropriately reflect market participant assumptions. The primary items that generate goodwill include the value of the synergies between the acquired company and our existing businesses and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset.
The various acquisitions made during the nine months ended September 30, 2016 as discussed below, are not material, individually or in the aggregate, to our condensed consolidated financial statements.
Automotive
Pep Boys Acquisition
On February 3, 2016, pursuant to a tender offer, Icahn Enterprises acquired a majority of the outstanding shares of Pep Boys - Manny, Moe and Jack ("Pep Boys"). On February 4, 2016, Icahn Enterprises completed the acquisition of the remaining outstanding shares of Pep Boys and our wholly owned subsidiary, IEP Parts Acquisition LLC, merged with and into Pep Boys, with Pep Boys surviving the merger as a wholly owned subsidiary of Icahn Enterprises Holdings. The primary reasons for the acquisition of Pep Boys were to add new product lines to our Automotive segment, to provide operating synergies, to strengthen distribution channels and enhance our Automotive segment's ability to better service its customers.
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
A preliminary valuation of the net assets of the Pep Boys acquisition resulted in $993 million allocated to tangible net assets and $210 million allocated to goodwill and other intangible net assets as of the acquisition date. Our allocation to other intangible net assets includes $59 million allocated to unfavorable leases liability which is included in accrued expenses and other liabilities on the condensed consolidated balance sheets. We are in the process of valuing the Pep Boys acquisition and have recorded provisional amounts based on preliminary estimates of fair value of net assets acquired, including goodwill. The provisional measurements of net assets are subject to change as we finalize the purchase price allocation.
Our consolidated results for the nine months ended September 30, 2016 include total revenues of approximately $1.3 billion, net of intercompany eliminations, and net loss attributable to Icahn Enterprises and Icahn Enterprises Holdings of $8 million, net of intercompany eliminations, that are directly attributable to our acquisition of Pep Boys.
After giving effect to the acquisition of Pep Boys as if it had occurred on January 1, 2015, Icahn Enterprises' pro forma revenue for the nine months ended September 30, 2016 and 2015 was approximately $12.5 billion and $14.3 billion, respectively, pro forma net (loss) income was approximately $(1.7) billion and $9 million, respectively, and pro forma net loss attributable to Icahn Enterprises was $963 million and $81 million, respectively. Additionally, pro forma basic and diluted loss per LP unit was $6.99 and $0.63 for the nine months ended September 30, 2016 and 2015, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

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
Energy
CVR Nitrogen, LP Acquisition
On April 1, 2016, CVR Partners completed its acquisition of CVR Nitrogen, LP ("CVR Nitrogen") (formerly known as East Dubuque Nitrogen Partners, L.P. and also formerly known as Rentech Nitrogen Partners L.P.) and CVR Nitrogen GP, LLC (formerly known as East Dubuque Nitrogen GP, LLC and also formerly known as Rentech Nitrogen GP, LLC). In connection with this acquisition, CVR Partners issued approximately 40.2 million common units to CVR Nitrogen common unitholders with a fair market value of $336 million and paid $99 million in cash consideration and assumed $368 million fair value of debt. The total fair value of the purchase price consideration to be allocated was $440 million and the estimated fair value of net assets acquired at the acquisition date was $440 million. There were no identifiable intangible assets related to this acquisition. CVR Partners is in the process of finalizing certain customary post-closing adjustments which could affect the estimated fair value of assets acquired and liabilities assumed.
CVR Nitrogen's debt arrangements that remained in place after the closing date of the acquisition included $320 million of its 6.5% notes due 2021, the majority of which were purchased in June 2016, as discussed further in Note 10, "Debt." On April 1, 2016, in connection with the acquisition of CVR Nitrogen, CVR Partners entered into a new $320 million senior term loan facility with American Entertainment Properties Corp. (the "AEPC Facility"), a wholly owned subsidiary of Icahn Enterprises, as the lender. In connection with the repayment of the substantial majority of CVR Nitrogen's 6.5% notes due 2021, the AEPC Facility was terminated.
CVR Nitrogen, located in East Dubuque, Illinois, owns and operates a nitrogen fertilizer facility, producing primarily ammonia and UAN using natural gas as its facility's primary feedstock. The primary reasons for the mergers were to expand CVR Partners' geographical footprint, diversify its raw material feedstocks, widen its customer reach and increase its potential cash-flow generation.
Gaming
Trump Acquisition
On September 9, 2014, Trump Entertainment Resorts, Inc. (“Trump”) and its subsidiaries filed voluntary Chapter 11 petitions in the United States Bankruptcy Court for the District of Delaware in Wilmington, Delaware. On February 26, 2016 (the "Effective Date"), Trump emerged from bankruptcy. Icahn Enterprises was the sole holder of Trump's senior secured debt. On the Effective Date, among other things, the existing pre-petition senior secured debt with a face amount of $286 million held by Icahn Enterprises was extinguished and converted into 100.0% of Trump’s New Common Stock (as defined in the bankruptcy plan). As a result, we became the 100.0% owner of Trump after reorganization and accordingly, obtained control and began consolidating the results of Trump on February 26, 2016. Trump owns the Trump Taj Mahal Casino Resort (the "Trump Taj Mahal"). The Trump Taj Mahal closed and ceased its casino and hotel operations on October 10, 2016.
Prior to obtaining a controlling interest in Trump upon its emergence from bankruptcy, we remeasured our interest in Trump to its acquisition-date fair value of $126 million, resulting in a $16 million gain on investment activities.
A valuation of the net assets of the Trump business resulted in $112 million allocated to tangible net assets and $14 million to intangible assets. As a result of the Trump Taj Mahal's closing, we recorded an aggregate impairment charge of $92 million for the three and nine months ended September 30, 2016 related to property, plant and equipment and intangible assets for our Gaming segment. See Note 5, "Fair Value Measurements," and Note 8, "Goodwill and Intangible Assets, Net," for further discussion regarding these impairment charges.
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
September 30, 2016 (Unaudited)

considered VIEs unless the limited partners hold substantive kick-out rights or participating rights.  Although ASU No. 2015-02 changed the status of certain of our limited partnership entities as VIEs (as discussed below), we continue to consolidate these entities because we are the primary beneficiaries of such entities.
Investment
Our Investment segment is comprised of various private investment funds, including Icahn Partners L.P. ("Icahn Partners") and Icahn Partners Master Fund LP ("Master Fund") (collectively, the "Investment Funds"), through which we invest our proprietary capital. See Note 2, "Operating Units - Investment," for further discussion regarding our Investment segment's business.
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
Energy
We conduct our Energy segment through our majority ownership in CVR Energy Inc. ("CVR"). CVR owns petroleum refining and nitrogen fertilizer manufacturing businesses held through CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively, and each are considered VIEs. See Note 2, "Operating Units - Energy," for further discussion regarding our Energy segment's business.
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

	September 30, 2016	December 31, 2015
	(in millions)
Cash and cash equivalents	$351	$237
Property, plant and equipment, net	3,365	2,674
Inventories	323	290
Goodwill	—	574
Intangible assets, net	323	337
Other assets	79	115
Accounts payable, accrued expenses and other liabilities	436	333
Debt	1,167	667
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
September 30, 2016 (Unaudited)

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
See Note 4, “Investments and Related Matters,” and Note 5, “Fair Value Measurements,” for a detailed discussion of our investments.
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of September 30, 2016 was approximately $13.0 billion and $12.8 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2015 was approximately $12.6 billion and $12.2 billion, respectively.
Restricted Cash
Our restricted cash balance was $569 million and $966 million as of September 30, 2016 and December 31, 2015, respectively.
Inventories
As discussed above we acquired Pep Boys on February 3, 2016. Pep Boys' inventories are valued at lower of cost or market and cost of goods sold is determined using the last-in, first-out ("LIFO") method. Pep Boys is currently the only subsidiary of ours that uses LIFO in determining cost of goods sold. As inventories of Pep Boys have been revalued to fair value as a result of our acquisition on February 3, 2016, there are immaterial differences between inventory balances calculated using LIFO as compared to inventory balances calculated using first-in, first-out as of September 30, 2016.
Adoption of New Accounting Standards
In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which amends FASB ASC Topic 810, Consolidations. This ASU amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. This ASU requires that limited partnerships and similar legal entities provide partners with either substantive kick-out rights or substantive participating rights over the general partner in order to be considered a voting interest entity. The specialized consolidation model and guidance for limited partnerships and similar legal entities have been eliminated. There is no longer a presumption that a general partner should consolidate a limited partnership. For limited partnerships and similar legal entities that qualify as voting interest entities, a limited partner with a controlling financial interest should consolidate a limited partnership. A controlling financial interest may be achieved through holding a limited partner interest that provides substantive kick-out rights. The standard is effective for annual periods beginning after December 15, 2015. As a result of adopting this guidance in the first quarter of 2016, while certain of our limited partnership entities are now considered VIEs, we continue to consolidate these limited partnerships. See above for further discussion regarding our VIEs.
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
September 30, 2016 (Unaudited)

financial statements that have not been issued. The adoption of this guidance in the first quarter of 2016 did not have a material impact on our condensed consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, creating a new topic, FASB ASC Topic 606, Revenue from Contracts with Customers, superseding revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date of this ASU is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. In addition, the FASB issued other amendments during 2016 to FASB ASC Topic 606, Revenue from Contracts with Customers, that include implementation guidance to principal versus agent considerations, guidance to identifying performance obligations and licensing guidance and other narrow scope improvements. Early adoption is permitted only as of the annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Given the complexity of our operations, we continue to evaluate the impact of these guidance on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures. We will adopt these new guidance on January 1, 2018 using the modified retrospective application method.
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
September 30, 2016 (Unaudited)

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
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends FASB ASC Topic 230, Statement of Cash Flows. This ASU seeks to reduce the diversity currently in practice by providing guidance on the presentation of eight specific cash flow issues in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the impact of this guidance on our consolidated statement of cash flows.
In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which amends FASB ASC Topic 740, Income Taxes. This ASU requires the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current GAAP prohibits the recognition of current and deferred incomes taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In October 2016, the FASB issued ASU No. 2016-17, Interests Held Through Related Parties That Are Under Common Control, which amends FASB ASC Topic 810, Consolidation. This ASU requires that a reporting entity, in determining whether it satisfies the characteristics of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. Current GAAP requires that a single decision maker to consider indirect interests in the entity held through related parties to be the equivalent of direct interests in their entirety. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
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
We had interests in the Investment Funds with a fair value of approximately $1.8 billion and $3.4 billion as of September 30, 2016 and December 31, 2015, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

Automotive
We conduct our Automotive segment through our majority ownership in Federal-Mogul Holdings Corporation ("Federal-Mogul"), our wholly owned subsidiary IEH Auto Parts Holding LLC ("IEH Auto"), effective June 1, 2015, and our wholly owned subsidiary Pep Boys, effective February 3, 2016.
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
As of September 30, 2016, we owned approximately 82.0% of the total outstanding common stock of Federal-Mogul.
On September 6, 2016, we, through our wholly owned subsidiary, IEH FM Holdings LLC commenced a cash tender offer (the "Federal-Mogul Tender Offer) to acquire, subject to the terms and conditions of the Federal-Mogul Merger Agreement, all of the issued and outstanding shares of Federal-Mogul’s common stock not already owned by us. See Part II, Item 5, "Other Information - Federal-Mogul Tender Offer," of this Report for further discussion regarding this transaction.
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
IEH Auto has 21 distribution centers and 284 corporate-owned jobber stores (including 14 satellite locations) in the United States and supports a network of more than 2,000 independent wholesalers. Through its banner and technical support programs as well as its offering of premium auto parts, IEH Auto has built its reputation on being the partner of choice for independent entrepreneurs eager to tap into the strength of large network.
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
Accounts Receivable, net
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Canada and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $519 million and $408 million as of September 30, 2016 and December 31, 2015, respectively. Of those gross amounts, $510 million and $401 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the condensed consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of September 30, 2016 and December 31, 2015, Federal-Mogul had undrawn cash related to such transferred receivables of $1 million and $1 million, respectively. Proceeds from the transfers of accounts receivable qualifying as sales were $311 million and $380 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $1.2 billion and $1.2 billion for the nine months ended September 30, 2016 and 2015, respectively.
Expenses associated with transfers of receivables were $2 million and $3 million for the three months ended September 30, 2016 and 2015, respectively, and $9 million and $7 million for the nine months ended September 30, 2016 and

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

2015, respectively. Such expenses were recorded in the condensed consolidated statements of operations within other income (loss), net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.
Certain of the facilities contain terms that require Federal-Mogul to share in the credit risk of the sold receivables. The maximum exposure to Federal-Mogul associated with certain of these facilities' terms were $5 million and $11 million as of September 30, 2016 and December 31, 2015, respectively.
Restructuring
Federal-Mogul recorded restructuring expenses of $7 million and $18 million for the three months ended September 30, 2016 and 2015, respectively, and $28 million and $57 million for the nine months ended September 30, 2016 and 2015, respectively. These restructuring expenses, primarily consisting of employee costs and headcount reductions, pertain to all restructuring programs that Federal-Mogul has initiated in order to improve its operating performance.
Federal-Mogul's restructuring expenses for the nine months ended September 30, 2016 are aimed at optimizing its cost structure. Federal-Mogul expects to complete these programs in 2017 and incur additional restructuring and other charges of $1 million. For programs previously initiated in prior periods, Federal-Mogul expects to complete these programs in 2018 and incur additional restructuring charges of approximately $4 million.
Energy
We conduct our Energy segment through our majority ownership in CVR. CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining and CVR Partners, respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate ("UAN") and ammonia. As of September 30, 2016, CVR owned 100% of the general partners of CVR Refining and CVR Partners and approximately 66% of the common units of CVR Refining and approximately 34% of the common units of CVR Partners.
As of September 30, 2016, we owned approximately 82.0% of the total outstanding common stock of CVR. In addition, as of September 30, 2016, we owned approximately 3.9% of the total outstanding common units of CVR Refining directly.
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
On August 2, 2016, we sold 250,000 common units of CVR Refining.  As a result of this transaction, we and our affiliates collectively own 69.99% of CVR Refining. See Part II, Item 5, "Other Information - CVR Refining Call Right," of this Report for further discussion regarding this transaction.
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
September 30, 2016 (Unaudited)

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
As of September 30, 2016, we owned approximately 61.2% of the total outstanding common stock of ARI.
Gaming
We conduct our Gaming segment through our majority ownership in Tropicana and, effective February 26, 2016, our wholly owned subsidiary, Trump, which owns the Trump Taj Mahal. The Trump Taj Mahal closed and ceased its casino and hotel operations on October 10, 2016.
Tropicana owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The eight casino facilities it operates feature approximately 392,000 square feet of gaming space with 7,900 slot machines, 300 table games and 5,500 hotel rooms with two casino facilities located in Nevada and one in each of Mississippi, Missouri, Indiana, Louisiana, New Jersey and Aruba.
Trump Taj Mahal is located in Atlantic City, New Jersey and features approximately 160,000 square feet of gaming space with 2,500 slot machines, 130 table games and 2,000 hotel rooms. In addition, Trump also owns an idled casino property in Atlantic City, New Jersey, Trump Plaza Hotel and Casino, which ceased operations in September 2014.
As of September 30, 2016, we owned approximately 68.8% of the total outstanding common stock of Tropicana.
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
September 30, 2016 (Unaudited)

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
As of September 30, 2016, we owned approximately 77.2% of the total outstanding common stock of Ferrous Resources.
Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase currently operates nine manufacturing facilities, six distribution centers and three service centers throughout North America, Europe, South America and Asia and derived approximately 70% of its total net sales from customers located outside the United States for the nine months ended September 30, 2016.
As of September 30, 2016, we owned approximately 75.3% of the total outstanding common stock of Viskase.
Real Estate
Our Real Estate segment consists of rental real estate, property development and club activities.
As of September 30, 2016, we owned 15 commercial rental real estate properties. Our property development operations are run primarily through Bayswater Development LLC, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor development property in Vero Beach, Florida include land for future residential development of approximately 239 and 1,128 units of residential housing, respectively. Both our developments operate golf and club operations as well. In addition, our Real Estate segment owns an unfinished development property which is located on approximately 23 acres in Las Vegas, Nevada.
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
Investment
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. During the nine months ended September 30, 2016 and 2015, affiliates of Mr. Icahn made net investments aggregating $498 million and $246 million, respectively, in the Investment Funds. As of September 30, 2016 and December 31, 2015, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings) was approximately $4.1 billion and $4.1 billion, respectively, representing approximately 69% and 55%, respectively, of the Investment Funds' assets under management.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

Icahn Capital LP ("Icahn Capital") pays for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds. For the three months ended September 30, 2016, $21 million was allocated to the Investment Funds based on this expense-sharing arrangement. During the three months ended September 30, 2015, there was a reversal of expenses allocated to the Investment Funds due to the performance of a certain fund, resulting in an expense reallocation of $24 million to Icahn Capital based on this expense-sharing arrangement. For the nine months ended September 30, 2016 and 2015, $28 million and $204 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.
Railcar
ARL Acquisition
On February 29, 2016, Icahn Enterprises entered into a contribution agreement with IRL Holding, LLC ("IRL"), an affiliate of Mr. Icahn, to acquire the remaining 25% economic interest in ARL not already owned by us. Pursuant to this contribution agreement, we contributed 685,367 newly issued depositary units of Icahn Enterprises to IRL in exchange for the remaining 25% economic interest in ARL. As a result of the transaction, we own a 100% economic interest in ARL. This transaction was authorized by the independent committee of the board of directors of the general partner of Icahn Enterprises. The independent committee was advised by independent counsel and retained an independent financial advisor which rendered a fairness opinion.
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
ARI purchased $2 million and $4 million of components from ACF for the three months ended September 30, 2016 and 2015, respectively, and $4 million and $13 million of components from ACF for the nine months ended September 30, 2016 and 2015, respectively.
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
September 30, 2016 (Unaudited)

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
ARI's revenues under this agreement were zero and $3 million for the three months ended September 30, 2016 and 2015, respectively, and less than $1 million and $9 million for the nine months ended September 30, 2016 and 2015, respectively. Such revenues were recorded for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF.
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
For each of the three and nine months ended September 30, 2016, revenues of less than $1 million were recorded under this agreement. No revenues were recorded under this agreement for each of the three and nine months ended September 30, 2015.
In April 2013, AEP Leasing LLC entered into an agreement (the "ACF Agreement") with ACF whereby AEP Leasing would purchase railcars from ACF. The ACF Agreement was assumed by ARL in connection with our purchase of economic interest in ARL. The ACF Agreement was unanimously approved by Icahn Enterprises' audit committee consisting of independent directors, who were advised by independent counsel and an independent financial advisor on the basis that the terms were not less favorable than those terms that could have been obtained in a comparable transaction with an unaffiliated third party. Under this agreement, purchases of railcars from ACF were $9 million for the nine months ended September 30, 2015. There were no purchases of railcars from ACF under this agreement for the nine months ended September 30, 2016.
In addition to the above purchases, on a contract-by-contract basis, ARL purchased zero and $16 million of railcars from ACF for the three months ended September 30, 2016 and 2015, respectively, and $14 million and $43 million of railcars from ACF for the nine months ended September 30, 2016 and 2015, respectively.
Insight Portfolio Group LLC
Insight Portfolio Group LLC (“Insight Portfolio Group”) is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates.
In 2013, Icahn Enterprises Holdings acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of Icahn Enterprises Holdings, including Federal-Mogul, CVR, PSC Metals, ARI, ARL, Tropicana, Viskase and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. A number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. For each of the three months ended September 30, 2016 and 2015 less than $1 million was paid in respect to certain of Insight Portfolio Group's operating expenses. For each of the nine months ended September 30, 2016 and 2015, $2 million were paid in respect to certain of Insight Portfolio Group's operating expenses.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

4.	Investments and Related Matters.
Investment
Investments, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, all of which are reported at fair value in our condensed consolidated balance sheets. These investments are considered trading securities. In addition, our Investment segment has certain derivative transactions which are discussed in Note 6, "Financial Instruments - Investment Segment and Holding Company." The carrying value and detail of security type and business sector with respect to investments and securities sold, not yet purchased held by our Investment segment consist of the following:

	September 30, 2016	December 31, 2015
Assets	(in millions)
Investments:
Equity securities:
Basic materials	$904	$563
Communications	176	407
Consumer, non-cyclical	2,729	3,684
Consumer, cyclical	298	115
Diversified	19	17
Energy	1,464	1,461
Financial	2,167	2,094
Industrial	240	188
Technology	1,031	5,795
	9,028	14,324
Corporate debt:
Consumer, non-cyclical	103	—
Consumer, cyclical	170	55
Financial	4	4
Sovereign debt	—	13
Utilities	12	—
	289	72
Mortgage-backed securities:
Financial	—	157
	$9,317	$14,553
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$4	$794
Consumer, cyclical	891	—
Energy	14	—
Financial	129	—
Industrial	116	—
	1,154	794
Debt securities:
Consumer, cyclical	56	—
	$1,210	$794

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

The portion of trading gains (losses) that relates to trading securities still held by our Investment segment was $754 million and approximately $(2.2) billion for the three months ended September 30, 2016 and 2015, respectively, and $626 million and approximately $(1.9) billion for the nine months ended September 30, 2016 and 2015, respectively.
Our Investment segment assesses the applicability of equity method accounting with respect to their investments based on a combination of qualitative and quantitative factors, including overall stock ownership of the Investment Funds combined with those of our affiliates along with board of directors representation.
As of September 30, 2016, the Investment Funds and their affiliates collectively owned approximately 21.1% of Herbalife Ltd. ("Herbalife"). Our Investment segment applied the fair value option to Herbalife because this investment would have otherwise been subject to the equity method of accounting during the third quarter of 2016.  Our Investment segment recorded net gains of $52 million and $119 million for the three and nine months ended September 30, 2016, respectively, with respect to its investment in Herbalife. As of September 30, 2016, the fair value of the Investment Funds' investment in Herbalife was $973 million and was included in investments in our condensed consolidated balance sheets. We believe that the Investment Funds' investment in Herbalife is not material to our condensed consolidated financial statements.
Other Segments
The carrying value of investments held by our other segments and our Holding Company consist of the following:

	September 30, 2016	December 31, 2015
	(in millions)
Equity method investments	$302	$323
Other investments	368	475
	$670	$798

5.	Fair Value Measurements.
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
September 30, 2016 (Unaudited)

value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the investment. Significant transfers, if any, between the levels within the fair value hierarchy are recognized at the beginning of the reporting period when changes in circumstances require such transfers.
The following table summarizes the valuation of our investments, derivative contracts, securities sold not yet purchased and other liabilities by the above fair value hierarchy levels measured on a recurring and non-recurring basis as of September 30, 2016 and December 31, 2015:

	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments (Note 4)	$9,037	$405	$243	$9,685	$14,447	$289	$292	$15,028
Derivative contracts, at fair value(1)	—	20	—	20	—	259	—	259
	$9,037	$425	$243	$9,705	$14,447	$548	$292	$15,287
Liabilities
Securities sold, not yet purchased (Note 4)	$1,154	$56	$—	$1,210	$794	$—	$—	$794
Other liabilities	—	112	—	112	—	3	—	3
Derivative contracts, at fair value(2)	—	768	—	768	—	36	—	36
	$1,154	$936	$—	$2,090	$794	$39	$—	$833

(1)	Amounts are classified within other assets in our condensed consolidated balance sheets.

(2)	Amounts are classified within accrued expenses and other liabilities in our condensed consolidated balance sheets.

Assets Measured at Fair Value on a Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
The changes in investments measured at fair value on a recurring basis for which we use Level 3 inputs to determine fair value are as follows:

	Nine Months Ended September 30,
	2016	2015
	(in millions)
Balance at January 1	$283	$229
Net realized and unrealized gains (losses)(1)	10	(40)
Purchases	50	100
Net transfers out	(121)	(44)
Balance at September 30	$222	$245
(1) Includes net unrealized losses of $6 million and $40 million for the nine months ended September 30, 2016 and 2015, respectively, relating to investments still held at September 30 of each respective period and which are included in net (loss) gain from investment activities in the condensed consolidated statements of operations.
During the first quarter of 2016, we transferred out a Level 3 corporate debt investment in the amount of $126 million.  See Note 2, "Operating Units - Gaming," for further discussion regarding this transaction.
During 2015, the Holding Company made a certain investment classified as trading securities in the amount of $100 million, which is considered a Level 3 investment due to unobservable market data and is measured at fair value on a recurring basis. We purchased an additional $50 million of this investment during the nine months ended September 30, 2016. We determined the fair value of this investment using internally developed models and other valuation techniques. As of September 30, 2016 and December 31, 2015, the fair value of this investment was $207 million and $157 million, respectively.
During 2015, the Holding Company obtained control of, and consolidated, Ferrous Resources, which was previously considered a Level 3 investment due to unobservable market data. The fair value of our investment in Ferrous Resources

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

immediately prior to obtaining control was $36 million, which was transferred out of Level 3 investments during the second quarter of 2015. In addition, during the three months ended September 30, 2015, our Gaming segment received $10 million as reimbursement for certain approved capital expenditures.
Assets Measured at Fair Value on a Non-Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
We have certain investments in debt securities classified as held-to-maturity within our Gaming segment since we have the ability and intent to hold the bonds to maturity. The debt securities are classified as Level 3 investments measured at fair value on a non-recurring basis and therefore are excluded from the roll forward of Level 3 investments measured on a recurring basis above. As of September 30, 2016 and December 31, 2015, the fair value of these debt securities was $21 million and $9 million, respectively, with the increase resulting from our acquisition of Trump during the first quarter of 2016.
During the nine months ended September 30, 2016, our Energy segment recorded a goodwill impairment charge of $574 million, which represented the full amount of the remaining goodwill allocated to this segment. Additionally, during the nine months ended September 30, 2016, our Gaming segment recorded an intangible asset impairment charge of $14 million, which represented the full amount of intangible assets allocated to Trump. Refer to Note 8, "Goodwill and Intangible Assets, Net," for further discussion.
During the nine months ended September 30, 2016, we recorded an aggregate $82 million of impairment relating to property, plant and equipment at our Gaming and Automotive segments. During the nine months ended September 30, 2015, we recorded impairment charges of $10 million relating to property, plant and equipment at our Automotive segment. We determined the fair value of property, plant and equipment by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize.

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
September 30, 2016 (Unaudited)

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
The Investment Funds may also purchase and write option contracts. As a writer of option contracts, the Investment Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Investment Funds are obligated to purchase or sell, at the holder's option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds' satisfaction of the obligations may exceed the amount recognized in our condensed consolidated balance sheets. At September 30, 2016, the maximum payout amounts relating to certain put options written by the Investment Funds were approximately $1.4 billion, all of which were related to covered put options on existing short positions on certain stock indices. At December 31, 2015, the maximum payout amounts relating to certain put options written by the Investment Funds were approximately $5.9 billion, of which approximately $5.9 billion related to covered put options on existing short positions on certain stock and credit indices. As of September 30, 2016 and December 31, 2015, there were unrealized gains of $6 million and $67 million, respectively, with respect to these put options.
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds' derivative instruments with credit-risk-related contingent features that are in a liability position at September 30, 2016 and December 31, 2015 was $766 million and $33 million, respectively.
At September 30, 2016 and December 31, 2015, the Investment Funds had $492 million and $883 million, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash in our condensed consolidated balance sheets.
U.S. GAAP requires the disclosure of information about obligations under certain guarantee arrangements. Such guarantee arrangements requiring disclosure include contracts that contingently require the guarantor to make payments to the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

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
Federal-Mogul had commodity price hedge contracts outstanding with combined notional values of $17 million and $28 million at September 30, 2016 and December 31, 2015, respectively, substantially all of which mature within one year in each of the respective periods and all of which were designated as hedging instruments for accounting purposes. Federal-Mogul had recorded a net asset of $1 million and a net liability of $3 million as of September 30, 2016 and December 31, 2015, respectively, with respect to these hedging positions. Unrealized net losses of zero and $2 million were recorded in accumulated other comprehensive loss as of September 30, 2016 and December 31, 2015, respectively.
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
Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Foreign currency forwards are also used in conjunction with Federal-Mogul's commodity hedging program. As part of its hedging program, Federal-Mogul attempts to limit hedge ineffectiveness by matching terms of the commodity purchases with the hedging instrument. Federal-Mogul does not hold any foreign currency price hedge contracts as of September 30, 2016 or December 31, 2015.
Concentrations of Credit Risk
Financial instruments including cash equivalents, derivative contracts, and accounts receivable, expose Federal-Mogul to counter-party credit risk for non-performance. Federal-Mogul’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet its requirement of high credit standing. Federal-Mogul's counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. Federal-Mogul manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counter-

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

party and through monitoring counter-party credit risks. Federal-Mogul's concentration of credit risk related to derivative contracts at September 30, 2016 and December 31, 2015 was not material.
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
Commodity Swaps
CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, CVR Refining may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the condensed consolidated balance sheets with changes in fair value currently recognized in the condensed consolidated statement of operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At December 31, 2015, CVR Refining had open commodity hedging instruments consisting of 2.5 million barrels of crack spreads primarily to fix the margin on a portion of its future gasoline and distillate production. During the first quarter of 2016, CVR Refining settled a number of the open crack spread positions and entered into offsetting positions to effectively lock in the gain on the remaining positions to be settled in 2016. During the third quarter of 2016, CVR Refining entered into contracts consisting of 2.2 million barrels of crack spreads to fix the margin on a portion of its future production. At September 30, 2016, CVR Refining had open commodity hedging instruments consisting of 2.2 million barrels net of 2-1-1 crack spreads, 0.2 million barrels net of heating crack spreads and 0.3 million barrels of price and basis swaps. The fair value of the outstanding contracts at September 30, 2016 and December 31, 2015 was a net asset of $5 million and $45 million, respectively. CVR Refining recognized a net loss of $2 million and net gain of $3 million for the three months ended September 30, 2016 and 2015, respectively, and net loss of $4 million and $60 million for the nine months ended September 30, 2016 and 2015, respectively, which are included in other income (loss), net in the condensed consolidated statements of operations.
Interest Rate Swaps
Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF"), a subsidiary of CVR Partners, had two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt, which matured in April 2016. The aggregate notional amount covered under these agreements totaled $62.5 million (split evenly between the two agreements) which commenced on August 12, 2011 and expired on February 12, 2016. The interest rate swaps agreements terminated in February 2016. The realized losses on the interest rate swaps reclassified from accumulated other comprehensive loss into interest expense was less than $1 million for each of the three and nine months ended September 30, 2016 and 2015.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

Consolidated Derivative Information
The volume of our derivative activities based on their notional exposure, categorized by primary underlying risk, is as follows:

	September 30, 2016		December 31, 2015
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Credit swaps(1)	$203	$503	$187	$2,306
Equity swaps	291	15,793	1,343	14,167
Foreign currency forwards	—	872	—	842
Interest rate swap contracts(2)	—	—	—	137
Commodity contracts	22	459	43	643

(1)
The short notional amount on our credit default swap positions is approximately $2.6 billion and $10.0 billion as of September 30, 2016 and December 31, 2015, respectively. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $0.5 billion and $2.3 billion as of September 30, 2016 and December 31, 2015, respectively.

(2)
The short notional amount on certain of our interest rate contracts with a three month duration is approximately $16.0 billion as of December 31, 2015. We assume that interest rates will not fall below zero and therefore our downside short notional exposure to loss on these contracts is $74 million (of the total $137 million disclosed in the above table) as of December 31, 2015.

The following table presents the consolidated fair values of our derivatives that are not designated as hedging instruments:

Derivatives Not Designated as Hedging Instruments	Asset Derivatives(1)		Liability Derivatives(2)
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(in millions)
Equity contracts	$17	$339	$694	$122
Foreign exchange contracts	—	—	1	19
Credit contracts	14	45	70	53
Interest rate swap contracts	—	—	—	—
Commodity contracts	7	46	21	10
Sub-total	38	430	786	204
Netting across contract types(3)	(18)	(171)	(18)	(171)
Total(3)	$20	$259	$768	$33

(1)	Net asset derivatives are located within other assets in our condensed consolidated balance sheets.

(2)	Net liability derivatives are located within accrued expenses and other liabilities in our condensed consolidated balance sheets.

(3)
Excludes netting of cash collateral received and posted.  The total collateral posted at September 30, 2016 and December 31, 2015 was $492 million and $883 million, respectively, across all counterparties.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our derivatives not designated as hedging instruments:

	(Loss) Gain Recognized in Income(1)
Derivatives Not Designated as Hedging Instruments	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Equity contracts	$(448)	$892	$(1,106)	$741
Foreign exchange contracts	(7)	(2)	(21)	134
Credit contracts	(44)	387	87	536
Interest rate contracts	—	—	(12)	—
Commodity contracts	32	57	(36)	6
	$(467)	$1,334	$(1,088)	$1,417

(1)
Gains (losses) recognized on derivatives are classified in net gain (loss) from investment activities in our condensed consolidated statements of operations for our Investment segment and are included in other income (loss), net for all other segments.

7.	Inventories, Net.
Inventories, net consists of the following:

	September 30, 2016	December 31, 2015
	(in millions)
Raw materials	$480	$457
Work in process	302	292
Finished goods	2,175	1,510
	$2,957	$2,259

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
	(in millions)
Automotive	$1,668	$(537)	$1,131	$1,457	$(537)	$920
Energy	930	(930)	—	930	(356)	574
Railcar	7	—	7	7	—	7
Food Packaging	3	—	3	3	—	3
	$2,608	$(1,467)	$1,141	$2,397	$(893)	$1,504

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

Intangible assets, net consists of the following:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$1,060	$(456)	$604	$1,041	$(408)	$633
Developed technology	144	(101)	43	144	(90)	54
In-place leases	121	(80)	41	121	(73)	48
Gasification technology license	60	(11)	49	60	(9)	51
Other	47	(21)	26	44	(20)	24
	$1,432	$(669)	$763	$1,410	$(600)	$810
Indefinite-lived intangible assets:
Trademarks and brand names			$306			$260
Gaming licenses			38			38
			344			298
Intangible assets, net			$1,107			$1,108
Amortization expense associated with definite-lived intangible assets was $22 million and $25 million for the three months ended September 30, 2016 and 2015, respectively, and $69 million and $70 million for the nine months ended September 30, 2016 and 2015, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.
For our segments discussed below, the fair values of our reporting units are based upon consideration of various valuation methodologies, one of which is projecting future cash flows discounted at rates commensurate with the risks involved (“DCF”). Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. We believe that our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in a DCF are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective.
Automotive
As further discussed in Note 1, "Description of Business and Basis of Presentation - Acquisitions of Businesses," during the first quarter of 2016, we acquired Pep Boys and allocated $48 million to trademarks and brand names, $19 million to customer relationships, $3 million to other definite-lived intangible assets and $199 million to goodwill as of the acquisition date. None of the goodwill is deductible for income tax purposes. We continue to finalize the valuation of the Pep Boys acquisition and have recorded provisional amounts based on preliminary estimates of fair value of net assets acquired, including goodwill. The provisional measurements of net assets are subject to change as we finalize the purchase price allocation.
Due to the complexity in the "Step 2" goodwill impairment analysis, we finalized our Automotive segment's goodwill impairment for the year ended December 31, 2015 for the Motorparts reporting unit during the third quarter of 2016 and noted that no additional adjustments to goodwill were required during the third quarter of 2016.
We are currently performing the annual goodwill impairment tests as of October 1, 2016 for all of the reporting units within our Automotive segment and expect to finalize these goodwill impairment tests during the fourth quarter of 2016.
Energy
Due to worsening sales trends for our Energy segment's Petroleum reporting unit, we performed an interim goodwill impairment analysis during the first quarter of 2016. Based on this analysis, our Energy segment recognized a goodwill impairment charge of $574 million, which represented the full amount of the remaining goodwill allocated to the Petroleum

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

reporting unit. Due to the complexity in the "Step 2" goodwill impairment test performed during the first quarter of 2016, we finalized the assessment of our Energy segment's goodwill impairment during the third quarter of 2016 and noted that no additional adjustments to goodwill were required during the third quarter of 2016.
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
Gaming
As further discussed in Note 1, "Description of Business and Basis of Presentation - Acquisitions of Businesses," during the first quarter of 2016, we acquired Trump and allocated $13 million to trademarks and brand names and $1 million to customer relationships as of the acquisition date. As discussed in Note 2, "Operating Units - Gaming," the Trump Taj Mahal closed and ceased its casino and hotel operations on October 10, 2016. As a result of this triggering event, for the three and nine months ended September 30, 2016, we recorded an intangible asset impairment charge of $14 million, which represented the full amount of intangible assets allocated to Trump.

9.	Property, Plant and Equipment, Net.
Property, plant and equipment, net consists of the following:

	Useful Life	September 30, 2016	December 31, 2015
	(in years)	(in millions)
Land		$959	$614
Buildings and improvements	4 - 40	3,029	2,456
Machinery, equipment and furniture	1 - 30	7,544	6,047
Assets leased to others	15 - 39	4,061	3,994
Construction in progress		558	676
		16,151	13,787
Less: Accumulated depreciation and amortization		(4,705)	(4,109)
Property, plant and equipment, net		$11,446	$9,678
Assets leased to others are related to our Railcar and Real Estate segments. Included in assets leased to others in the table above are our Railcar segment's railcars for lease in the amount of approximately $3.6 billion and $3.6 billion as of September 30, 2016 and December 31, 2015, respectively. Additionally, included in assets leased to others in the table above are our Real Estate segment's properties on lease in the amount of $420 million and $423 million as of September 30, 2016 and December 31, 2015, respectively. Aggregate accumulated depreciation pertaining to assets leased to others is approximately $1.1 billion and $1.1 billion as of September 30, 2016 and December 31, 2015, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

Depreciation and amortization expense related to property, plant and equipment was $237 million and $190 million for the three months ended September 30, 2016 and 2015, respectively, and $675 million and $556 million for the nine months ended September 30, 2016 and 2015, respectively.

10.	Debt.
Debt consists of the following:

	September 30, 2016	December 31, 2015
	(in millions)
5.875% senior unsecured notes due 2022 - Icahn Enterprises/Icahn Enterprises Holdings	$1,339	$1,338
6.00% senior unsecured notes due 2020 - Icahn Enterprises/Icahn Enterprises Holdings	1,705	1,706
4.875% senior unsecured notes due 2019 - Icahn Enterprises/Icahn Enterprises Holdings	1,271	1,270
3.50% senior unsecured notes due 2017 - Icahn Enterprises/Icahn Enterprises Holdings	1,174	1,172
Debt and credit facilities - Automotive	3,324	3,121
Debt facilities - Energy	1,120	619
Debt and credit facilities - Railcar	2,343	2,671
Credit facilities - Gaming	287	289
Credit facilities - Food Packaging	265	267
Other	143	141
	$12,971	$12,594
Except for those described below, there were no other significant changes to our consolidated debt during the nine months ended September 30, 2016 as compared to that reported in our Annual Report on Form 10-K for the year ended December 31, 2015. Additionally, where applicable, we or our subsidiaries were in compliance with all covenants for their respective debt instruments as of September 30, 2016 and December 31, 2015.
Senior Unsecured Notes - Icahn Enterprises and Icahn Enterprises Holdings
Senior Unsecured Notes Covenants
As of September 30, 2016 and December 31, 2015, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of September 30, 2016, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness.
Debt and Credit Facilities - Automotive
Federal-Mogul Credit Facility
During the first quarter of 2016, Federal-Mogul increased its borrowing capacity under a certain revolving credit facility (the "Federal-Mogul Replacement Revolver Facility") by $50 million to $600 million. As of September 30, 2016 and December 31, 2015, the outstanding balance on the Federal-Mogul Replacement Revolver Facility was $390 million and $340 million, respectively. As of September 30, 2016 and December 31, 2015, the borrowing availability under the Federal-Mogul Replacement Revolver Facility was $173 million and $170 million, respectively. Federal-Mogul had $37 million and $40 million of letters of credit outstanding as of September 30, 2016 and December 31, 2015, respectively, pertaining to the Federal-Mogul Replacement Revolver Facility. To the extent letters of credit associated with the Federal-Mogul Replacement Revolver Facility are issued, there will be a corresponding decrease in borrowings available under this facility. There was also $37 million of availability under foreign credit facilities at September 30, 2016.
IEP Auto Credit Facility
On August 16, 2016, IEP Auto Holdings LLC ("IEP Auto"), a wholly owned subsidiary of ours and parent company of IEH Auto and Pep Boys, executed a new loan and security agreement (the “IEP Auto Credit Facility”) providing for borrowings of up to $675 million. A portion of the proceeds from the new IEP Auto Credit Facility was used to repay in full both the IEH

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

Auto Revolving Credit Facility and Pep Boys Revolving Credit Facility (each as defined and discussed below). In addition, the IEP Auto Credit Facility replaced both the IEH Auto Revolving Credit Facility and Pep Boys Revolving Credit Facility.
The IEP Auto Credit Facility consists of an asset-based revolving credit facility and a first in-last out revolving credit facility with a schedule maturity date of August 16, 2021 and August 16, 2019, respectively. The interest rates on the IEP Auto Credit Facility range from LIBOR plus a margin of 1.25% to 2.75% for LIBOR Rate borrowings or Prime Rate plus 0.25% to 1.75% for Prime Rate borrowings at the election of IEP Auto.
As of September 30, 2016, IEP Auto had an aggregate $225 million outstanding under the IEP Auto Credit Facility. As of September 30, 2016, there was $43 million in letters of credit outstanding with respect to the IEP Auto Credit Facility. To the extent letters of credit associated with the IEP Auto Credit Facility are issued, there will be a corresponding decrease in borrowings available under this facility. As of September 30, 2016, taking into account the borrowing base requirements (including reduction for amounts outstanding under the trade payable program), there was $129 million of availability under the IEP Auto Credit Facility.
IEH Auto Credit Facility
On November 25, 2015, IEH Auto entered into a senior secured asset based revolving credit facility (the "IEH Auto Revolving Credit Facility") for $125 million. On January 25, 2016, the IEH Auto Credit Facility was amended and restated to increase the revolver commitments to $210 million. As discussed above, the IEH Auto Revolving Credit Facility was paid in full from a portion of the proceeds from the IEP Auto Credit Facility and terminated during the third quarter of 2016.
Pep Boys Credit Facility
Pep Boys had a revolving credit agreement (the "Pep Boys Revolving Credit Facility") providing for borrowings of up to $300 million, with an original maturity date of July 26, 2016. The maturity date of this revolving credit agreement was extended to October 24, 2016. As discussed above, the Pep Boys Revolving Credit Facility was paid in full from a portion of the proceeds from the IEP Auto Credit Facility and terminated during the third quarter of 2016.
Debt and Credit Facilities - Energy
CVR Refining Credit Facility
As of September 30, 2016, CVR Refining and its subsidiaries had availability under its existing amended and restated asset backed credit facility (the "CVR Refining Credit Facility") of $323 million and had letters of credit outstanding of $28 million. There were no borrowings outstanding under the CVR Refining Credit Facility as of September 30, 2016. Availability under the CVR Refining Credit Facility was limited by borrowing base conditions as of September 30, 2016.
CVR Partners 2011 Credit Facility
CVR Partners' credit facility included a term loan in the amount of $125 million and a revolving credit facility. No amounts were outstanding under the revolving credit facility. On April 1, 2016, CVR Partners repaid all amounts outstanding with respect to its term loan under the credit facility and the credit facility was terminated.
CVR Partners 2023 Senior Notes
On June 10, 2016, CVR Partners and CVR Nitrogen Finance Corporation, an indirect wholly-owned subsidiary of CVR Partners, certain subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee and as collateral trustee, completed a private offering of $645 million aggregate principal amount of 9.25% Senior Secured Notes due 2023 (the "CVR Partners 2023 Notes"). The CVR Partners 2023 Notes mature on June 15, 2023, unless earlier redeemed or repurchased by the issuers. Interest on the CVR Partners 2023 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2016. The CVR Partners 2023 Notes are guaranteed on a senior secured basis by all of the Nitrogen Fertilizer Partnership’s existing subsidiaries.
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
September 30, 2016 (Unaudited)

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
On April 29, 2016, the CVR Nitrogen 2021 Notes Issuers commenced a cash tender offer (the "CVR Nitrogen Tender Offer") to purchase any and all of the outstanding CVR Nitrogen 2021 Notes. In connection with the CVR Nitrogen Tender Offer, the CVR Nitrogen 2021 Notes Issuers solicited the consents of holders of the notes to certain proposed amendments to the indenture governing the notes (the "Consent Solicitation"). As a result of the CVR Nitrogen Tender Offer, on June 10, 2016, the CVR Nitrogen 2021 Notes Issuers repurchased $315 million of the CVR Nitrogen 2021 Notes, representing approximately 98.5% of the total outstanding principal amount of the notes at a purchase price of $1,015 per $1,000 in principal amount. The total amount paid related to the CVR Nitrogen Tender Offer was $320 million, including a premium of $5 million. Additionally, the CVR Nitrogen 2021 Notes Issuers paid $3 million for accrued and unpaid interest for the tendered notes up to the settlement date. CVR Partners received the requisite consents in respect of the CVR Nitrogen 2021 Notes in connection with the Consent Solicitation to amend the indenture governing the CVR Nitrogen 2021 Notes. As a result, the CVR Nitrogen 2021 Notes Issuers executed a supplemental indenture, dated as of June 10, 2016, which eliminated or modified substantially all of the restrictive covenants relating to CVR Nitrogen and its subsidiaries, eliminated all events of default other than failure to pay principal, premium or interest on the CVR Nitrogen 2021 Notes, eliminated all conditions to satisfaction and discharge, and released the liens on the collateral securing the CVR Nitrogen 2021 Notes. The repurchase of a portion of the CVR Nitrogen 2021 Notes resulted in a loss on extinguishment of debt of $5 million for the nine months ended September 30, 2016.
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
As of September 30, 2016, a principal amount of $4 million of the CVR Nitrogen 2021 Notes remained outstanding following the consummation of the CVR Nitrogen Tender Offer.
CVR Partners 2016 Credit Facility
On September 30, 2016, CVR Partners entered into a senior secured asset based revolving credit facility (the "CVR Partners Credit Facility") providing for availability of up to $50 million with an incremental facility, which permits an increase in borrowings of up to $25 million in the aggregate subject to additional lender commitments and certain other conditions. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of CVR Partners and its subsidiaries. The CVR Partners Credit Facility provides for loans and standby letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of the lesser of 10.0% of the total facility commitment and $5 million for swingline loans and $10 million for letters of credit. The CVR Partners Credit Facility is scheduled to mature on September 30, 2021.
At the option of the borrowers, loans under the CVR Partners Credit Facility initially bear interest at an annual rate equal to (i) 2.0% plus LIBOR or (ii) 1.0% plus a base rate, subject to a 0.5% step-down based on the previous quarter’s excess availability. The borrowers must also pay a commitment fee on the unutilized commitments and also pay customary letter of credit fees.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

The CVR Partners Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Nitrogen Fertilizer Partnership and its subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests or create subsidiaries and unrestricted subsidiaries. The CVR Partners Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein.
As of September 30, 2016, CVR Partners and its subsidiaries had availability under the CVR Partners Credit Facility of $48 million. There were no borrowings outstanding under the CVR Partners Credit Facility as of September 30, 2016.
Debt and Credit Facilities - Railcar
ARI 2015 Credit Facility
In December 2015, ARI completed a financing of its railcar lease fleet with availability of up to $200 million under a credit agreement. The initial amount drawn from the revolving credit facility ("ARI Revolving Loan") obtained at closing amounted to $100 million, net of fees and expenses. In February 2016, ARI repaid amounts outstanding under the ARI Revolving Loan in full and as of September 30, 2016, ARI had borrowing availability of $200 million under the ARI Revolving Loan.
As of September 30, 2016 and December 31, 2015, the net book value of the railcars that were pledged as part of ARI's credit facilities was $549 million and $564 million, respectively.
ARL 2016 Term Loan
On September 28, 2016, NCI IV LLC (f/k/a ARI First LLC), a wholly owned subsidiary of ARL, entered into a secured term facility with PNC Equipment Finance in the amount of $150 million with an interest rate based on 30 day LIBOR with a maturity date of September 27, 2017. The net proceeds and cash on hand were used to pay off a certain debt of NCI IV LLC that matured during the third quarter of 2016 in the amount of $208 million.

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
Components of net periodic benefit cost for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Pension Benefits		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Service cost	$5	$5	$—	$—
Interest cost	17	18	3	3
Expected return on plan assets	(14)	(18)	—	—
Amortization of actuarial losses	6	6	1	2
Amortization of prior service credit	—	—	(1)	(1)
	$14	$11	$3	$4

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

	Pension Benefits		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Service cost	$13	$15	$—	$—
Interest cost	51	50	9	10
Expected return on plan assets	(43)	(53)	—	—
Amortization of actuarial losses	17	20	2	4
Amortization of prior service credit	—	—	(3)	(3)
	$38	$32	$8	$11

12.	Net Income Per LP Unit.
The following table sets forth the allocation of net income attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted income per LP unit of Icahn Enterprises for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions, except per unit data)
Net (loss) income attributable to Icahn Enterprises	$(16)	$(440)	$(922)	$(67)
Net (loss) income attributable to Icahn Enterprises allocable to limited partners (98.01% allocation)	$(16)	$(432)	$(904)	$(66)

Basic and diluted (loss) income per LP unit	$(0.12)	$(3.40)	$(6.70)	$(0.53)
Basic and diluted weighted average LP units outstanding	139	127	135	125
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
On August 3, 2016, Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. As a result, on September 19, 2016, Icahn Enterprises distributed an aggregate 3,586,029 depositary units to unit holders electing to receive depositary units in connection with this distribution.
Mr. Icahn and his affiliates elected to receive a majority of their proportionate share of these distributions in depositary units. As of November 2, 2016, Mr. Icahn and his affiliates owned 89.7% of Icahn Enterprises outstanding depositary units.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

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
Icahn Enterprises' condensed statements of operations by reporting segment for the three and nine months ended September 30, 2016 and 2015 are presented below:

	Three Months Ended September 30, 2016
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$2,346	$1,240	$72	$94	$—	$18	$81	$5	$48	$—	$3,904
Other revenues from operations	—	116	—	—	133	268	—	—	20	—	—	537
Net gain from investment activities	412	—	5	—	—	—	—	—	—	—	1	418
Interest and dividend income	24	—	1	—	—	—	—	—	—	—	2	27
Other (loss) income, net	(1)	14	(2)	—	1	3	(1)	(1)	—	—	—	13
	435	2,476	1,244	72	228	271	17	80	25	48	3	4,899
Expenses:
Cost of goods sold	—	1,899	1,195	78	86	—	13	61	4	42	—	3,378
Other expenses from operations	—	122	—	—	80	127	—	—	13	—	—	342
Selling, general and administrative	21	382	35	4	10	118	4	12	4	10	3	603
Restructuring	—	7	—	1	—	—	—	—	—	—	—	8
Impairment	—	1	—	—	—	92	—	—	—	—	—	93
Interest expense	52	41	26	—	22	3	2	4	—	—	72	222
	73	2,452	1,256	83	198	340	19	77	21	52	75	4,646
Income (loss) before income tax (expense) benefit	362	24	(12)	(11)	30	(69)	(2)	3	4	(4)	(72)	253
Income tax (expense) benefit	—	9	4	5	(9)	(14)	(1)	(1)	—	—	(8)	(15)
Net income (loss)	362	33	(8)	(6)	21	(83)	(3)	2	4	(4)	(80)	238
Less: net (income) loss attributable to non-controlling interests	(251)	(4)	10	—	(3)	(6)	1	(1)	—	—	—	(254)
Net income (loss) attributable to Icahn Enterprises	$111	$29	$2	$(6)	$18	$(89)	$(2)	$1	$4	$(4)	$(80)	$(16)

Supplemental information:
Capital expenditures	$—	$98	$23	$1	$42	$15	$7	$5	$—	$3	$—	$194
Depreciation and amortization(1)	$—	$115	$68	$6	$35	$18	$2	$4	$4	$1	$—	$253

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

	Three Months Ended September 30, 2015
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,980	$1,409	$92	$92	$—	$12	$86	$1	$48	$—	$3,720
Other revenues from operations	—	—	—	—	126	219	—	—	21	—	—	366
Net gain (loss) from investment activities	(948)	—	—	—	—	—	—	—	—	—	1	(947)
Interest and dividend income	32	1	—	—	1	1	1	—	—	—	—	36
Other (loss) income, net	(1)	6	13	—	3	—	(2)	(5)	20	1	2	37
	(917)	1,987	1,422	92	222	220	11	81	42	49	3	3,212
Expenses:
Cost of goods sold	—	1,660	1,270	102	69	—	14	68	—	41	—	3,224
Other expenses from operations	—	—	—	—	51	104	—	—	13	—	—	168
Selling, general and administrative	(24)	269	34	5	12	84	5	14	4	9	6	418
Restructuring	—	18	—	—	—	—	—	—	—	—	—	18
Impairment	—	6	—	—	—	—	—	—	—	—	—	6
Interest expense	148	37	12	—	20	3	—	3	1	—	72	296
	124	1,990	1,316	107	152	191	19	85	18	50	78	4,130
(Loss) income before income tax (expense) benefit	(1,041)	(3)	106	(15)	70	29	(8)	(4)	24	(1)	(75)	(918)
Income tax (expense) benefit	—	(7)	(17)	7	(16)	(12)	1	—	—	—	22	(22)
Net (loss) income	(1,041)	(10)	89	(8)	54	17	(7)	(4)	24	(1)	(53)	(940)
Less: net loss (income) attributable to non-controlling interests	562	(1)	(39)	—	(19)	(5)	1	1	—	—	—	500
Net (loss) income attributable to Icahn Enterprises	$(479)	$(11)	$50	$(8)	$35	$12	$(6)	$(3)	$24	$(1)	$(53)	$(440)

Supplemental information:
Capital expenditures	$—	$111	$55	$4	$133	$16	$12	$6	$—	$1	$—	$338
Depreciation and amortization(1)	$—	$89	$56	$8	$32	$17	$3	$6	$5	$1	$—	$217

	Nine Months Ended September 30, 2016
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$7,140	$3,429	$206	$315	$—	$49	$243	$13	$151	$—	$11,546
Other revenues from operations	—	314	—	—	398	740	—	—	54	—	—	1,506
Net (loss) income from investment activities	(841)	—	5	—	—	—	—	—	—	—	10	(826)
Interest and dividend income	84	2	1	—	2	—	1	—	—	—	7	97
Other (loss) income, net	(3)	60	(10)	1	4	3	(9)	4	1	1	1	53
	(760)	7,516	3,425	207	719	743	41	247	68	152	18	12,376
Expenses:
Cost of goods sold	—	5,797	3,297	217	270	—	43	185	10	130	—	9,949
Other expenses from operations	—	323	—	—	186	358	—	—	35	—	—	902
Selling, general and administrative	28	1,131	103	14	32	329	12	39	9	28	11	1,736
Restructuring	—	28	—	1	—	—	—	—	—	—	—	29
Impairment	—	4	574	—	—	92	—	—	—	—	—	670
Interest expense	184	118	56	—	66	9	5	10	1	—	216	665
	212	7,401	4,030	232	554	788	60	234	55	158	227	13,951
(Loss) income before income tax (expense) benefit	(972)	115	(605)	(25)	165	(45)	(19)	13	13	(6)	(209)	(1,575)
Income tax (expense) benefit	—	(12)	17	12	(42)	(24)	(2)	(5)	—	—	(25)	(81)
Net (loss) income	(972)	103	(588)	(13)	123	(69)	(21)	8	13	(6)	(234)	(1,656)
Less: net loss (income) attributable to non-controlling interests	526	(18)	259	—	(25)	(11)	5	(2)	—	—	—	734
Net (loss) income attributable to Icahn Enterprises	$(446)	$85	$(329)	$(13)	$98	$(80)	$(16)	$6	$13	$(6)	$(234)	$(922)

Supplemental information:
Capital expenditures	$—	$306	$106	$3	$104	$63	$12	$11	$—	$10	$—	$615
Depreciation and amortization(1)	$—	$332	$191	$17	$103	$53	$3	$15	$15	$5	$—	$734

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

	Nine Months Ended September 30, 2015
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$5,831	$4,422	$301	$281	$—	$18	$262	$2	$147	$—	$11,264
Other revenues from operations	—	—	—	—	367	615	—	—	60	—	—	1,042
Net gain (loss) from investment activities	231	—	36	—	—	—	—	—	—	—	(31)	236
Interest and dividend income	125	4	1	—	2	1	1	—	—	—	2	136
Other (loss) income, net	(1)	41	(51)	3	5	(1)	(3)	(8)	41	1	2	29
	355	5,876	4,408	304	655	615	16	254	103	148	(27)	12,707
Expenses:
Cost of goods sold	—	4,950	3,839	328	208	—	20	201	1	126	—	9,673
Other expenses from operations	—	—	—	—	151	297	—	—	36	—	—	484
Selling, general and administrative	206	722	99	15	31	253	7	37	9	25	19	1,423
Restructuring	—	57	—	—	—	—	—	—	—	—	—	57
Impairment	—	10	—	—	—	—	—	—	—	—	—	10
Interest expense	412	107	36	—	61	9	1	9	2	—	216	853
	618	5,846	3,974	343	451	559	28	247	48	151	235	12,500
(Loss) income before income tax (expense) benefit	(263)	30	434	(39)	204	56	(12)	7	55	(3)	(262)	207
Income tax (expense) benefit	—	(30)	(87)	17	(50)	(23)	(1)	(5)	—	—	(5)	(184)
Net (loss) income	(263)	—	347	(22)	154	33	(13)	2	55	(3)	(267)	23
Less: net loss (income) attributable to non-controlling interests	144	(4)	(166)	—	(56)	(10)	3	(1)	—	—	—	(90)
Net (loss) income attributable to Icahn Enterprises	$(119)	$(4)	$181	$(22)	$98	$23	$(10)	$1	$55	$(3)	$(267)	$(67)

Supplemental information:
Capital expenditures	$—	$328	$142	$23	$463	$77	$14	$15	$1	$4	$—	$1,067
Depreciation and amortization(1)	$—	$257	$172	$22	$93	$46	$4	$15	$16	$5	$—	$630

(1)
Excludes amounts related to the amortization of deferred financing costs and debt discounts and premiums included in interest expense in the amounts of $6 million and $5 million for the three months ended September 30, 2016 and 2015, respectively, and $14 million and $11 million for the nine months ended September 30, 2016 and 2015, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

Icahn Enterprises' condensed balance sheets by reporting segment as of September 30, 2016 and December 31, 2015 are presented below:

	September 30, 2016
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$14	$375	$763	$5	$299	$290	$2	$47	$13	$2	$192	$2,002
Cash held at consolidated affiliated partnerships and restricted cash	615	4	—	5	44	13	—	2	2	5	2	692
Investments	9,317	275	—	—	36	36	—	—	—	—	323	9,987
Accounts receivable, net	—	1,405	140	32	33	12	2	57	3	41	—	1,725
Inventories, net	—	2,335	323	39	85	—	25	78	—	72	—	2,957
Property, plant and equipment, net	—	3,383	3,392	103	2,767	821	144	150	607	76	3	11,446
Goodwill and intangible assets, net	—	1,790	322	4	7	74	—	7	41	3	—	2,248
Other assets	977	503	91	14	77	230	23	85	18	6	4	2,028
Total assets	$10,923	$10,070	$5,031	$202	$3,348	$1,476	$196	$426	$684	$205	$524	$33,085
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$774	$2,795	$1,445	$31	$360	$167	$38	$63	$15	$35	$149	$5,872
Securities sold, not yet purchased, at fair value	1,210	—	—	—	—	—	—	—	—	—	—	1,210
Due to brokers	3,030	—	—	—	—	—	—	—	—	—	—	3,030
Post-employment benefit liability	—	1,142	—	2	8	—	—	52	—	—	—	1,204
Debt	—	3,338	1,167	—	2,343	287	56	265	25	1	5,489	12,971
Total liabilities	5,014	7,275	2,612	33	2,711	454	94	380	40	36	5,638	24,287

Equity attributable to Icahn Enterprises	1,825	2,457	1,054	169	424	750	79	31	644	169	(5,114)	2,488
Equity attributable to non-controlling interests	4,084	338	1,365	—	213	272	23	15	—	—	—	6,310
Total equity	5,909	2,795	2,419	169	637	1,022	102	46	644	169	(5,114)	8,798
Total liabilities and equity	$10,923	$10,070	$5,031	$202	$3,348	$1,476	$196	$426	$684	$205	$524	$33,085

	December 31, 2015
	Investment	Automotive	Energy	Metals	Railcar	Gaming	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$10	$201	$765	$12	$623	$217	$14	$37	$19	$14	$166	$2,078
Cash held at consolidated affiliated partnerships and restricted cash	1,199	—	—	4	53	14	—	1	2	6	3	1,282
Investments	14,553	296	—	—	27	26	—	—	—	—	449	15,351
Accounts receivable, net	—	1,418	96	26	36	9	4	60	2	34	—	1,685
Inventories, net	—	1,656	290	39	97	—	32	77	—	68	—	2,259
Property, plant and equipment, net	—	2,386	2,698	116	2,767	740	134	152	610	72	3	9,678
Goodwill and intangible assets, net	—	1,556	911	5	7	74	—	8	48	3	—	2,612
Other assets	378	430	128	13	71	201	19	81	20	9	108	1,458
Total assets	$16,140	$7,943	$4,888	$215	$3,681	$1,281	$203	$416	$701	$206	$729	$36,403
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$488	$2,061	$1,366	$30	$299	$118	$30	$62	$17	$30	$(60)	$4,441
Securities sold, not yet purchased, at fair value	794	—	—	—	—	—	—	—	—	—	—	794
Due to brokers	7,317	—	—	—	—	—	—	—	—	—	—	7,317
Post-employment benefit liability	—	1,163	—	2	8	—	—	51	—	—	—	1,224
Debt	—	3,135	667	1	2,671	289	50	267	28	—	5,486	12,594
Total liabilities	8,599	6,359	2,033	33	2,978	407	80	380	45	30	5,426	26,370

Equity attributable to Icahn Enterprises	3,428	1,270	1,508	182	742	604	95	23	656	176	(4,697)	3,987
Equity attributable to non-controlling interests	4,113	314	1,347	—	(39)	270	28	13	—	—	—	6,046
Total equity	7,541	1,584	2,855	182	703	874	123	36	656	176	(4,697)	10,033
Total liabilities and equity	$16,140	$7,943	$4,888	$215	$3,681	$1,281	$203	$416	$701	$206	$729	$36,403

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

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

	Three Months Ended September 30,						September 30,	December 31,
	2016			2015			2016	2015
	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Interest Expense	Net (Loss) Income	Net (Loss) Income Attributable to Icahn Enterprises Holdings	Total Assets	Total Assets
	(in millions)						(in millions)
Investment	$52	$362	$111	$148	$(1,041)	$(479)	$10,923	$16,140
Automotive	41	33	29	37	(10)	(11)	10,070	7,943
Energy	26	(8)	2	12	89	50	5,031	4,888
Metals	—	(6)	(6)	—	(8)	(8)	202	215
Railcar	22	21	18	20	54	35	3,348	3,681
Gaming	3	(83)	(89)	3	17	12	1,476	1,281
Mining	2	(3)	(2)	—	(7)	(6)	196	203
Food Packaging	4	2	1	3	(4)	(3)	426	416
Real Estate	—	4	4	1	24	24	684	701
Home Fashion	—	(4)	(4)	—	(1)	(1)	205	206
Holding Company	72	(80)	(80)	72	(53)	(53)	549	753
Consolidated	$222	$238	$(16)	$296	$(940)	$(440)	$33,110	$36,427

	Nine Months Ended September 30,
	2016			2015
	Interest Expense	Net (Loss) Income	Net (Loss) Income Attributable to Icahn Enterprises Holdings	Interest Expense	Net (Loss) Income	Net (Loss) Income Attributable to Icahn Enterprises Holdings
	(in millions)
Investment	$184	$(972)	$(446)	$412	$(263)	$(119)
Automotive	118	103	85	107	—	(4)
Energy	56	(588)	(329)	36	347	181
Metals	—	(13)	(13)	—	(22)	(22)
Railcar	66	123	98	61	154	98
Gaming	9	(69)	(80)	9	33	23
Mining	5	(21)	(16)	1	(13)	(10)
Food Packaging	10	8	6	9	2	1
Real Estate	1	13	13	2	55	55
Home Fashion	—	(6)	(6)	—	(3)	(3)
Holding Company	215	(233)	(233)	215	(266)	(266)
Consolidated	$664	$(1,655)	$(921)	$852	$24	$(66)
Amounts related to the amortization of deferred financing costs and debt discounts and premiums included in interest expense for the consolidated results of Icahn Enterprises Holdings were $6 million and $5 million for the three months ended

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

September 30, 2016 and 2015, respectively, and $14 million and $10 million for the nine months ended September 30, 2016 and 2015, respectively.

14.	Income Taxes.
For the three months ended September 30, 2016, each of Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $15 million on pre-tax income of $253 million compared to an income tax expense of $22 million on pre-tax loss of $918 million for the three months ended September 30, 2015. Our effective income tax rate was 5.9% and (2.4)% for the three months ended September 30, 2016 and 2015, respectively.
For the three months ended September 30, 2016, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership income not subject to taxation, as such income is allocated to the partners.
For the three months ended September 30, 2015, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership losses for which there was no tax benefit, as such taxes are the responsibility of the partners.
For the nine months ended September 30, 2016, each of Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $81 million on pre-tax loss of approximately $1.6 billion compared to an income tax expense of $184 million on pre-tax income of $207 million for the nine months ended September 30, 2015. Our effective income tax rate was (5.1)% and 88.9% for the nine months ended September 30, 2016 and 2015, respectively.
For the nine months ended September 30, 2016, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership losses for which there was no tax benefit, as such losses are allocated to the partners, and goodwill impairment not deductible for tax purposes.
For the nine months ended September 30, 2015, the effective tax rate was higher than the statutory federal rate of 35%, primarily due to partnership losses not subject to taxation, as such taxes are the responsibility of the partners.

15.	Changes in Accumulated Other Comprehensive Loss.
Changes in accumulated other comprehensive loss consists of the following:

	Post-Employment Benefits, Net of Tax	Hedge Instruments, Net of Tax	Translation Adjustments and Other, Net of Tax	Total
	(in millions)
Balance, December 31, 2015	$(632)	$(25)	$(800)	$(1,457)
Other comprehensive income (loss) before reclassifications, net of tax	1	—	(9)	(8)
Reclassifications from accumulated other comprehensive income (loss) to earnings	16	2	(1)	17
Other comprehensive income (loss), net of tax	17	2	(10)	9
Balance, September 30, 2016	$(615)	$(23)	$(810)	$(1,448)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

16.	Other Income (Loss), Net.
Other income (loss), net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Realized and unrealized (loss) gain on derivatives, net (Note 6)	$(2)	$12	$(5)	$(52)
(Loss) gain on disposition of assets, net	(1)	19	10	39
Loss on extinguishment of debt (Note 10)	—	—	(5)	(2)
Equity earnings from non-consolidated affiliates	12	11	48	43
Gain on acquisition	—	(1)	—	2
Foreign currency transaction loss	(2)	(6)	(4)	(8)
Other	6	2	9	7
	$13	$37	$53	$29

17.	Commitments and Contingencies.
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
Total environmental liabilities, determined on an undiscounted basis, were $12 million and $14 million as of September 30, 2016 and December 31, 2015, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.
Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At September 30, 2016, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $44 million.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

Asset Retirement Obligations
Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, Federal-Mogul has accrued $16 million and $16 million as of September 30, 2016 and December 31, 2015, respectively, for asset retirement obligations ("ARO"), primarily related to anticipated costs of removing hazardous building materials at its facilities, and has considered impairment issues that may result from capitalization of these ARO amounts.
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
Energy
Unconditional Purchase Obligations
CVR leases various equipment, including railcars, and real properties under long-term operating leases expiring at various dates. For each of the three months ended September 30, 2016 and 2015 lease expense was $2 million and for the nine months ended September 30, 2016 and 2015 lease expense was $6 million and $7 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. Additionally, in the normal course of business, CVR has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

Rentech Nitrogen Mergers Litigation
As previously disclosed in our 2015 Form 10-K, two class action lawsuits were filed in connection with the East Dubuque Merger, (i) the "Mustard Lawsuit", which was filed in the Court of Chancery of the State of Delaware, and (ii) the "Sloan Lawsuit" (together with Mustard Lawsuit, the "Merger Lawsuits"), which was filed in the United States District Court for the Central District of California. The Merger Lawsuits alleged (among other things) breach of fiduciary duties and inadequate disclosure, in each case, in connection with the East Dubuque Merger. In February 2016, the parties to the Merger Lawsuits entered into a memorandum of understanding providing for the proposed settlement of the Merger Lawsuits. The parties subsequently entered into a stipulation of settlement, which was subject to customary conditions including court approval following notice to the CVR Nitrogen unitholders. In July 2016, the Mustard Lawsuit was dismissed, and in October 2016, the United States District Court for the Central District of California issued an order and judgment approving the settlement of the Sloan Lawsuit. The settlement resolves and releases all claims by unitholders of CVR Nitrogen challenging the East Dubuque Merger. The plaintiff’s counsel in the Sloan Lawsuit has filed a petition for the award of attorneys’ fees, which remains pending with the Court. CVR Partners does not believe the settlement or the award of attorneys’ fees will have a material adverse effect on its business, financial condition or results of operation.
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
September 30, 2016 (Unaudited)

There can be no assurance that the EHS matters described or referenced herein or other EHS matters which may develop in the future will not have a material adverse effect on our Energy segment's business, financial condition, or results of operations.
On August 1, 2016, CRCT received a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order (the "NOPV") from the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration (the "PHMSA"). The NOPV alleges violations of the Pipeline Safety Regulations, Title 49, Code of Federal Regulations. The alleged violations include alleged failures (during various time periods) to (i) conduct quarterly notification drills, (ii) maintain certain required records, (iii) utilize certain required safety equipment (including line markers), (iv) take certain pipeline integrity management activities, (v) conduct certain cathodic protection testing, and (vi) make certain atmospheric corrosion inspections. The preliminary assessed civil penalty is approximately $0.5 million and the NOPV contained a compliance order outlining remedial compliance steps to be undertaken by CRCT. CRCT paid approximately $160,000 of the preliminary assessed civil penalty, is contesting and requesting mitigation of the remainder, and is also requesting reconsideration of the proposed compliance order.  Although CVR Refining cannot predict with certainty the ultimate resolution of the claims asserted, CVR Refining does not believe that the claims in the NOPV will have a material adverse effect on CVR Refining's business, financial condition or results of operations.
As of September 30, 2016 and December 31, 2015, our Energy segment had environmental accruals of $5 million and $4 million, respectively. CVR's management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, CVR's management believes that the accruals established for environmental expenditures are adequate.
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. Capital expenditures incurred for environmental compliance and efficiency of the operations were $7 million and $9 million for the three months ended September 30, 2016 and 2015, respectively, and $13 million and $27 million for the nine months ended September 30, 2016 and 2015, respectively.
The cost of RINs was $58 million and $19 million for three months ended September 30, 2016 and 2015, respectively, and $152 million and $93 million for nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, the petroleum business' biofuel blending obligation was $127 million and $10 million, respectively, which was recorded in accrued expenses and other liabilities on the condensed consolidated balance sheets.
Joint Venture Agreement
On September 19, 2016, Coffeyville Resources Pipeline, LLC ("CRPLLC"), an indirect wholly owned subsidiary of CVR, entered into an agreement with Velocity Central Oklahoma Pipeline LLC ("Velocity") related to their joint ownership of Velocity Pipeline Partners, LLC ("VPP"), which will construct, own and operate a crude oil pipeline. CRPLLC holds a 40% interest in VPP. Velocity holds a 60% interest in VPP and serves as the day-to-day operator of VPP. As of September 30, 2016, CRPLLC has contributed $3 million to VPP and expects to contribute a total of approximately $9 million during the pipeline construction.
Metals
Environmental Matters
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $28 million and $29 million at September 30, 2016 and December 31, 2015, respectively. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  In addition, PSC Metals recently learned that its Knoxville location was the subject of investigations by the State of Tennessee under the federal Superfund law. These investigations were performed by the State of Tennessee pursuant to a contract with the EPA. PSC Metals is exploring a potential settlement of the matter. Currently, PSC Metals cannot assess the impact of any cost or liability associated with these investigations. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial as of both September 30, 2016 and December 31, 2015. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
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
In late February 2016, the PSC Metals shredder in Beaver Falls, Pennsylvania unknowingly processed scrap obtained from a third party containing radioactive material.  Processing and transfer of that material resulted in the contamination of equipment there, and two other PSC Metals facilities.  PSC Metals notified the appropriate governmental authorities and is working with those agencies and qualified specialist companies to properly remediate the contaminated facilities and dispose of the contaminated material.  PSC Metals believes that the cost of the remediation effort and any business interruption costs are covered by insurance and its financial exposure would be immaterial. Remediation efforts are ongoing and PSC Metals expects that the impacted facilities will be operational in the fourth quarter of 2016.
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
FRA Directive
On September 30, 2016, the Federal Railroad Administration ("FRA") released Railworthiness Directive Number 2016-01 (the "FRA Directive"). The FRA Directive addressed certain welding practices in one weld area in specified DOT 111 tank railcars manufactured between 2009 and 2015 by ARI and ACF. The FRA became involved as a result of one tank railcar manufactured by ARI having a leak that was identified in 2014. The FRA Directive indicated that approximately 14,800 general purpose tank railcars could be subject to the FRA Directive.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

The FRA Directive requires owners of all subject railcars to identify tank railcars in their respective fleets covered by the FRA Directive by October 30, 2016 and to ensure appropriate inspection, testing and repairs, if needed, during a period that ranges from 12 to 24 months from September 30, 2016, depending on the commodity service of the railcar. Owners, including our Railcar segment as a railcar lessor, and lessees of the subject railcars will likely incur future costs associated with compliance with this requirement including but not limited to, freight costs for transporting these railcars to and from repair facilities, inspection, cleaning and repair, if necessary. Lessors of subject railcars, including our Railcar segment in its capacity as a lessor, may also experience loss of revenue during periods of rent abatement, if applicable, as a result of railcars being out of service due to compliance with the FRA Directive. The incurrence of such costs and/or any such loss of revenue may be subject to the terms of any applicable warranty coverage and the terms of any applicable lease. Our Railcar segment's contractual obligations under its operating leases for railcars in its lease fleet may vary from lease to lease.
Our Railcar segment has evaluated its potential exposure related to the FRA Directive and has established a loss contingency of $32 million to cover its probable and estimable liabilities, as of September 30, 2016, with respect to its remedial response to the FRA Directive, taking into account currently available information and its contractual obligations in its capacity as both a manufacturer and lessor of railcars subject to the FRA Directive. This amount is included in accrued expenses and other liabilities on the condensed consolidated balance sheet and will continue to be evaluated as our Railcar segment and its customers' compliance with the FRA Directive progresses and our Railcar segment's understanding of the impact the FRA Directive may have on its business, including results of operations and cash flows, evolves. Legal fees incurred with respect to this matter will be expensed in the period in which they occur, in accordance with our Railcar segment's accounting policy.
Other Matters
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 89.7% of Icahn Enterprises' outstanding depositary units as of September 30, 2016. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. As a result of our ownership of more than 80% in our subsidiaries, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. ACF and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of September 30, 2016 and December 31, 2015. If the plans were voluntarily terminated, they would be underfunded by approximately $550 million and $589 million as of September 30, 2016 and December 31, 2015, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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
September 30, 2016 (Unaudited)

as such contingent liabilities exist and could be imposed on us, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250 million. Nonetheless, Starfire may not be able to fund its indemnification obligations to us.

18.	Subsequent Events.
Icahn Enterprises
Distribution
On November 1, 2016, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unit holder and will be paid on or about December 19, 2016 to depositary unit holders of record at the close of business on November 14, 2016. Depositary unit holders have until December 7, 2016 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending December 14, 2016. No fractional depositary units will be issued pursuant to the dividend payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2016 (this "Report").
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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of September 30, 2016. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned approximately 89.7% of Icahn Enterprises' outstanding depositary units as of September 30, 2016.
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

Results of Operations
Consolidated Financial Results
The following tables summarize total revenues, net income (loss) and net income (loss) attributable to Icahn Enterprises for each of our reporting segments and the Holding Company for the three and nine months ended September 30, 2016 and 2015.

	Revenues		Net Income (Loss)		Net Loss Attributable to Icahn Enterprises
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015
	(in millions)
Investment	$435	$(917)	$362	$(1,041)	$111	$(479)
Automotive	2,476	1,987	33	(10)	29	(11)
Energy	1,244	1,422	(8)	89	2	50
Metals	72	92	(6)	(8)	(6)	(8)
Railcar	228	222	21	54	18	35
Gaming	271	220	(83)	17	(89)	12
Mining	17	11	(3)	(7)	(2)	(6)
Food Packaging	80	81	2	(4)	1	(3)
Real Estate	25	42	4	24	4	24
Home Fashion	48	49	(4)	(1)	(4)	(1)
Holding Company	3	3	(80)	(53)	(80)	(53)
	$4,899	$3,212	$238	$(940)	$(16)	$(440)

	Revenues		Net (Loss) Income		Net Loss Attributable to Icahn Enterprises
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015
	(in millions)
Investment	$(760)	$355	$(972)	$(263)	$(446)	$(119)
Automotive	7,516	5,876	103	—	85	(4)
Energy	3,425	4,408	(588)	347	(329)	181
Metals	207	304	(13)	(22)	(13)	(22)
Railcar	719	655	123	154	98	98
Gaming	743	615	(69)	33	(80)	23
Mining	41	16	(21)	(13)	(16)	(10)
Food Packaging	247	254	8	2	6	1
Real Estate	68	103	13	55	13	55
Home Fashion	152	148	(6)	(3)	(6)	(3)
Holding Company	18	(27)	(234)	(267)	(234)	(267)
	$12,376	$12,707	$(1,656)	$23	$(922)	$(67)
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
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. As of September 30, 2016 and December 31, 2015, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates was approximately $4.1 billion and $4.1 billion, respectively, representing approximately 69% and 55%, respectively, of the Investment Funds' assets under management.
Our Interests in the Investment Funds
As of September 30, 2016 and December 31, 2015, we had investments with a fair market value of approximately $1.8 billion and $3.4 billion, respectively, in the Investment Funds.
Our share of the Investment Funds' net income (loss) through our interests in the Investment Funds was $111 million and $(479) million for the three months ended September 30, 2016 and 2015, and $(446) million and $(119) million for the nine months ended September 30, 2016 and 2015, respectively.
Returns
The following table sets forth performance information for the Investment Funds for the comparative periods presented. These returns represent a weighted-average composite of the average returns, net of expenses for the Investment Funds.

	Returns
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment Funds	6.5%	-10.3%	-12.7%	-2.8%
Performance Attribution
The following table sets forth the performance attribution for the Investment Funds for the comparative periods presented.

	Performance Attribution
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Long positions	15.9%	-24.5%	14.7%	-13.8%
Short positions	-9.4%	13.6%	-25.1%	12.3%
Other	—%	0.6%	-2.3%	-1.3%
	6.5%	-10.3%	-12.7%	-2.8%
Three Months Ended September 30, 2016 and 2015
The Investment Funds' aggregate return was 6.5% for the three months ended September 30, 2016.  During the third quarter of 2016, the Investment Funds' performance was primarily driven by gains in their long equity positions, primarily in a few of their largest core holdings, offset in part by losses in their short exposure, including broad market hedges.
The Investment Funds' aggregate return was -10.3% for the three months ended September 30, 2015.  During the third quarter of 2015, the Investment Funds' performance was driven by losses in long equity positions, primarily in a few of their largest core holdings. This was offset in part by gains in the Investment Fund's short equity exposure, including broad hedges, as equity markets declined.
Nine Months Ended September 30, 2016 and 2015
The Investment Funds' aggregate return was -12.7% for the nine months ended September 30, 2016.  During the first nine months of 2016, the Investment Funds' performance was driven by losses in their short exposure, including broad market hedges, offset in part by gains in their long equity positions, primarily in a few of their largest core holdings. The Investment Funds' gains in their long equity positions occurred in the third quarter of 2016.
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
From inception in November 2004 through September 30, 2016, the Investment Funds' return was approximately 136.8%, representing an annualized rate of return of approximately 7.5%.

Automotive

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net sales	$2,346	$1,980	$7,140	$5,831
Cost of goods sold	1,899	1,660	5,797	4,950
Gross margin	$447	$320	$1,343	$881
We conduct our Automotive segment through our majority ownership in Federal-Mogul Holdings Corporation ("Federal-Mogul"), our wholly owned subsidiary, IEH Auto Parts Holding LLC ("IEH Auto"), which acquired substantially all of the auto parts assets in the United States of Uni-Select, Inc. through an acquisition that was consummated during the second quarter of 2015, and effective February 3, 2016, through our wholly owned subsidiary Pep Boys - Manny, Moe & Jack ("Pep Boys").  See Note 1, "Description of Business and Basis of Presentation - Acquisitions of Businesses," to the condensed consolidated financial statements for further discussion regarding the Pep Boys acquisition. Intercompany transactions among Federal-Mogul, Pep Boys and IEH Auto have been eliminated in consolidation.
On September 6, 2016, we, through our wholly owned subsidiary, IEH FM Holdings LLC commenced a cash tender offer (the "Federal-Mogul Tender Offer) to acquire, subject to the terms and conditions of the Federal-Mogul Merger Agreement, all of the issued and outstanding shares of Federal-Mogul’s common stock not already owned by us. See Part II, Item 5, "Other Information - Federal-Mogul Tender Offer," of this Report for further discussion regarding this transaction.
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
IEH Auto has 21 distribution centers and 284 corporate-owned jobber stores (including 14 satellite locations) in the United States and supports a network of more than 2,000 independent wholesalers. Through its locations, IEH Auto sells predominantly to commercial aftermarket customers in the do-it-for-me ("DIFM") market as well as retail and do-it-yourself ("DIY") customers.
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
Global vehicle production levels
Global light vehicle production increased by 3.2% in the first nine months of 2016.  European light vehicle production rose 3.1% and North American light vehicle production also increased 3.1%, with positive growth in Canada and the United States.  Light vehicle production in the Asia-Pacific region increased by 4.8% with positive growth in China and India.  Among the major regions, only South America posted a decline the first nine months of 2016, which was down 17.9%.
Global commercial vehicle production increased by 3.5% in the first nine months of 2016. European commercial vehicle production rose 5.4% and production in the Asia-Pacific region rose 11.6%, with positive growth in China and India. South America posted a decline during the nine months ended September 30, 2016, down 22.7%. There was a 13.8% decrease in commercial vehicle production in our Automotive segment's primary market of North America.
Global vehicle sales levels
Global light vehicle sales increased by 4.6% in the first nine months of 2016. European light vehicle sales rose 4.7% and North American vehicles sales increased 1.9%, with positive growth in Canada, Mexico, and the United States. Light vehicle sales in the Asia-Pacific region increased 8.0%, with positive growth in China and India. Among the major regions, only South America posted a decline during the first nine months of 2016, which was down 14.4%.
Global commercial vehicle sales were up 6.8% in the first nine months of 2016. European commercial vehicles sales rose 9.3% and production in the Asia-Pacific region was up 13.8%, with positive growth in China and India. South America posted a decline during first nine months of 2016, down 25.4%. There was a 6.1% decrease in our primary market of North America.
Part replacement trends
The strength of our Automotive segment's aftermarket business is influenced by several key drivers. These include the vehicle population (or "parc"), average vehicle age, fuel prices and vehicle distance traveled. The vehicle parc is estimated to have expanded in most major markets, including the United States, China, and Germany.  Average vehicle ages also increased, despite growth in new vehicle sales, in most regions. Vehicle distance traveled varies by region and is sensitive to several factors, including fuel prices and transportation alternatives. Average vehicle distance traveled has declined in China in the recent past, partially offsetting generally favorable trends in the country.
Geopolitical risk
Our Automotive businesses are global, subjecting them to numerous risks and uncertainties. For example, the recent decision of the referendum in the United Kingdom (the "UK") to leave the European Union has created economic uncertainty effects in both the UK and Europe. In addition, our Automotive segment has an interest in a certain joint venture in Turkey, which may be affected by recent turmoil in that region.
Foreign currencies
Our Automotive segment's operations are subject to fluctuations in foreign exchanges rates given the nature of their global operations and there has been significant volatility in foreign currency rates during the nine months ended September 30, 2016.
Three Months Ended September 30, 2016 and 2015
Net sales for our Automotive segment for the three months ended September 30, 2016 increased by $366 million (18%) as compared to the comparable prior year period. The acquisition of Pep Boys in February 2016 accounted for $349 million of the increase, net of eliminations, and other acquisitions accounted for an additional $7 million increase. The remaining increase of $10 million for the three months ended September 30, 2016 was primarily due to other sales volume increases which were offset in part by an unfavorable effect of foreign currency exchange.
Cost of goods sold for the three months ended September 30, 2016 increased by $239 million (14%) as compared to the comparable prior year period. The increase in cost of goods sold was primarily due to the inclusion of the results of Pep Boys which was acquired in February 2016.
Gross margin on net sales for the three months ended September 30, 2016 increased by $127 million (40%) as compared to the comparable prior year period. Gross margin as a percentage of net sales was 19% and 16% for the three months ended September 30, 2016 and 2015, respectively. The increase in gross margin as a percentage of net sales over the respective periods was due to the inclusion of the results Pep Boys which was acquired in February 2016. The gross margins on sales of Pep Boys' products are generally higher than those of Federal-Mogul's.
Nine Months Ended September 30, 2016 and 2015
Net sales for our Automotive segment for the nine months ended September 30, 2016 increased by $1,309 million (22%) as compared to the comparable prior year period. The acquisition of Pep Boys in February 2016 accounted for $975 million of the increase, net of eliminations, and other acquisitions accounted for an additional $80 million increase. Additionally, IEH Auto accounted for an increase in net sales of $309 million, net of eliminations, primarily due to its inclusion in our consolidated results for the full nine months ended September 30, 2016 compared to only four months in the comparable prior year period. Other sales volume increases accounted for an additional $38 million increase in net sales for the nine months ended September 30, 2016. These increases were offset in part by an unfavorable effect of foreign currency exchange.
Cost of goods sold for the nine months ended September 30, 2016 increased by $847 million (17%) as compared to the comparable prior year period. The increase in cost of goods sold was primarily due to the inclusion of the results of Pep Boys and IEH Auto, which were acquired in February 2016 and June 2015 respectively.
Gross margin on net sales for the nine months ended September 30, 2016 increased by $462 million (52%) as compared to the comparable prior year period. Gross margin as a percentage of net sales was 19% and 15% for the nine months ended September 30, 2016 and 2015, respectively. The increase in gross margin as a percentage of net sales over the respective periods was due to the inclusion of the results of Pep Boys and IEH Auto, which were acquired in February 2016 and June 2015 respectively. The gross margins on sales of Pep Boys' and IEH Auto's products are generally higher than those of Federal-Mogul's.

Energy

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net Sales:
Petroleum	$1,164	$1,362	$3,162	$4,214
Fertilizer	78	49	271	223
Eliminations	(2)	(2)	(4)	(15)
	$1,240	$1,409	$3,429	$4,422
Cost of Goods Sold:
Petroleum	$1,126	$1,215	$3,071	$3,686
Fertilizer	70	57	231	168
Eliminations	(1)	(2)	(5)	(15)
	$1,195	$1,270	$3,297	$3,839
Gross Margin:
Petroleum	$38	$147	$91	$528
Fertilizer	8	(8)	40	55
Eliminations	(1)	—	1	—
	$45	$139	$132	$583

The following table provides a reconciliation of our Energy segment's petroleum business' gross margin to refining margin and refining margin adjusted for FIFO impacts for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions, except barrels metrics)
Net sales	$1,164	$1,362	$3,162	$4,214
Cost of goods sold	1,126	1,215	3,071	3,686
Gross margin	38	147	91	528
Add back:
Direct operating expenses and turnaround expenses	97	113	299	290
Flood insurance recovery	—	—	—	(27)
Depreciation and amortization	41	38	120	122
Refining margin	176	298	510	913
FIFO impacts, unfavorable (favorable)	8	46	(30)	34
Refining margin adjusted for FIFO impacts	$184	$344	$480	$947

Gross margin per barrel	$2.09	$7.98	$1.70	$9.47
Refining margin per barrel	9.66	16.17	9.55	16.38
Refining margin per barrel adjusted for FIFO impacts	10.09	18.65	8.99	16.98
		—
Total crude oil throughput (barrels per day)	197,955	200,156	194,893	204,177
CVR Energy, Inc.'s ("CVR") Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. CVR's filings with the SEC are available on the SEC's website at www.sec.gov.
As of September 30, 2016, we owned 82% of the total outstanding common stock of CVR. In addition, as of September 30, 2016, we owned approximately 3.9% of the total outstanding common stock of CVR Refining, LP ("CVR Refining").
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
As further discussed in Note 1, "Description of Business and Basis of Presentation," on April 1, 2016, CVR Partners completed the acquisition of CVR Nitrogen, LP.
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
On May 31, 2016, the EPA published in the Federal Register a proposed rule establishing the renewable fuel volume mandates for 2017, and the biomass-based diesel mandate for 2018. The volumes included in the proposed rule, with the exception of the volume for biomass-based diesel, are lower than the volumes required by the Clean Air Act. The EPA is required by the Clean Air Act to publish the final rule in the Federal Register by November 30, 2016.
The cost of RINs was $58 million and $19 million for three months ended September 30, 2016 and 2015, respectively, and $152 million and $93 million for nine months ended September 30, 2016 and 2015, respectively. The price of RINs has been extremely volatile and has increased over the last year. The future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period. Based upon recent market prices of RINs and current estimates related to the other variable factors, the petroleum business currently estimates that the total cost of RINs will be approximately $210 million to $250 million for the year ending December 31, 2016.
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
Joint Venture Agreement
On September 19, 2016, Coffeyville Resources Pipeline, LLC ("CRPLLC"), an indirect wholly owned subsidiary of CVR Refining, entered into an agreement with Velocity Central Oklahoma Pipeline LLC ("Velocity") related to their joint ownership of Velocity Pipeline Partners, LLC ("VPP"). VPP will construct, own and operate a 12-inch crude oil pipeline with design capacity of approximately 65,000 barrel per day and with an estimated length of 25 miles with a connection to the Refining Partnership's Wynnewood refinery and a trucking terminal at Lowrance, Oklahoma. CRPLLC holds a 40% interest in VPP and expects to contribute $9 million to VPP during the pipeline construction, which is expected to be completed in the second half of 2017. Velocity holds a 60% interest in VPP, serves as the day-to-day operator of VPP and expects to contribute $14 million. As of September 30, 2016, CRPLLC has contributed $3 million to VPP. On September 19, 2016, CVR Refining also entered into a transportation agreement with VPP for initial term of 20 years under which VPP will provide CVR Refining with crude oil transportation services for crude oil purchased within a defined geographic area, and CVR Refining entered into a terminalling services agreement with Velocity under which CVR Refining will receive access to Velocity’s terminal in Lowrance, Oklahoma to unload and pump crude oil into VPP's pipeline for an initial term of 20 years.
Three Months Ended September 30, 2016 and 2015
Net sales for the petroleum business, before eliminations, for the three months ended September 30, 2016 decreased to approximately $1.2 billion from approximately $1.4 billion for the three months ended September 30, 2015. The decrease in net sales for the petroleum business was largely due to lower sales prices for the petroleum business' transportation fuels and by-products, coupled with a slight decrease in sales volumes. For the three months ended September 30, 2016, CVR's petroleum business sold approximately 10.2 million and 8.0 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $1.45 and $1.45, respectively. For the three months ended September 30, 2015, CVR's petroleum business sold approximately 10.3 million and 8.2 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $1.72 and $1.60, respectively.
Net sales for the fertilizer business, before eliminations, for the three months ended September 30, 2016 increased to $78 million from $49 million for the three months ended September 30, 2015. The increase in net sales for the fertilizer business was primarily due to the inclusion of the acquisition of CVR Nitrogen. For the three months ended September 30, 2016, CVR sold 296,000 and 47,700 tons of UAN and ammonia, respectively, with a sales gate price per ton of $154 and $345, respectively. For the three months ended September 30, 2015, CVR sold 174,500 and 7,800 tons of UAN and ammonia, respectively, with a sales gate price per ton of $227 and $478, respectively.
Cost of goods sold for the petroleum business for the three months ended September 30, 2016 and 2015 was approximately $1.1 billion and approximately $1.2 billion, respectively. Cost of goods sold for the petroleum business includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs, transportation distribution costs, costs associated with the actual operations of CVR's refineries (such costs are collectively referred to as "direct operating expenses") such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance and labor and environmental compliance costs. In addition, cost of goods sold includes depreciation and amortization.
The decrease in cost of sales for the petroleum business was primarily due to a decrease in cost of consumed crude oil, which was partially offset by an increase in purchased products for resale and an increase in RINs costs. The average cost per barrel of crude oil consumed for the three months ended September 30, 2016 was $44.58 compared to $46.64 for the comparable period in 2015, a decrease of approximately 4%. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the three months ended September 30, 2016, the petroleum business had an unfavorable FIFO inventory impact of $8 million compared to an unfavorable FIFO inventory impact of $46 million for the corresponding prior year period.
Refining margin per barrel of crude oil throughput decreased to $9.66 for the three months ended September 30, 2016 from $16.17 for the three months ended September 30, 2015. Refining margin adjusted for FIFO impact decreased to $10.09 per crude oil throughput barrel for the three months ended September 30, 2016 from $18.65 per crude oil throughput barrel for the three months ended September 30, 2015. Gross margin per barrel was $2.09 for the three months ended September 30, 2016 as compared to a gross margin per barrel of $7.98 for the three months ended September 30, 2015. The decrease in refining margin and gross margin per barrel was primarily due to a weaker spread between crude oil and transportation fuels prices, higher RINs costs and an unfavorable change in the gasoline basis over the prior year period, which were partially offset by a favorable change in distillate basis over the prior year period.
The fertilizer business' cost of goods sold for the three months ended September 30, 2016 increased to $70 million from $57 million for the three months ended September 30, 2015. The increase was primarily due to the inclusion of the acquisition of CVR Nitrogen. Cost of goods sold for the fertilizer business is primarily comprised of pet coke expense, freight expense, distribution expense, purchased ammonia costs, direct operating expenses and depreciation and amortization.
Nine Months Ended September 30, 2016 and 2015
Net sales for the petroleum business, before eliminations, for the nine months ended September 30, 2016 decreased to approximately $3.2 billion from approximately $4.2 billion for the nine months ended September 30, 2015. The decrease in net sales for the petroleum business was largely due to significantly lower sales prices for the petroleum business' transportation fuels and by-products, as well as decrease in sales volumes. For the nine months ended September 30, 2016, CVR's petroleum business sold approximately 31.5 million and 23.8 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $1.31 and $1.30, respectively. For the nine months ended September 30, 2015, CVR's petroleum business sold approximately 31.4 million and 25.5 million barrels of gasoline and distillate, respectively, with an average sales price per gallon for gasoline and distillate of $1.69 and $1.70, respectively.
Net sales for the fertilizer business, before eliminations, for the nine months ended September 30, 2016 increased to $271 million from $223 million for the nine months ended September 30, 2015. The increase in net sales for the fertilizer business was primarily due to the inclusion of the acquisition of CVR Nitrogen. For the nine months ended September 30, 2016, CVR sold 902,400 and 145,700 tons of UAN and ammonia, respectively, with a sales gate price per ton of $187 and $385, respectively. For the nine months ended September 30, 2015, CVR sold 698,800 and 26,900 tons of UAN and ammonia, respectively, with a sales gate price per ton of $256 and $529, respectively.
Cost of goods sold for the petroleum business for the nine months ended September 30, 2016 and 2015 was approximately $3.1 billion and approximately $3.7 billion, respectively. Cost of goods sold for the petroleum business includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs, transportation distribution costs, costs associated with the actual operations of CVR's refineries (such costs are collectively referred to as "direct operating expenses") such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance and labor and environmental compliance costs. In addition, cost of goods sold includes depreciation and amortization.
The decrease in cost of sales for the petroleum business was primarily due to a decrease in cost of consumed crude oil. The average cost per barrel of crude oil consumed for the nine months ended September 30, 2016 was $39.81 compared to $49.66 for the comparable period in 2015, a decrease of approximately 20%. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the nine months ended September 30, 2016, the petroleum business had a favorable FIFO inventory impact of $30 million compared to a favorable FIFO inventory impact of unfavorable $34 million for the corresponding prior year period.
Refining margin per barrel of crude oil throughput decreased to $9.55 for the nine months ended September 30, 2016 from $16.38 for the nine months ended September 30, 2015. Refining margin adjusted for FIFO impact decreased to $8.99 per crude oil throughput barrel for the nine months ended September 30, 2016 from $16.98 per crude oil throughput barrel for the nine months ended September 30, 2015. Gross margin per barrel was $1.70 for the nine months ended September 30, 2016 as compared to a gross margin per barrel of $9.47 for the nine months ended September 30, 2015. The decrease in refining margin and gross margin per barrel was primarily due to a weaker spread between crude oil and transportation fuels pricing, an increase in RINs costs and an unfavorable change in gasoline basis over the prior year period, which was partially offset by a favorable change in distillate basis over the prior year period.
The fertilizer business' cost of goods sold for the nine months ended September 30, 2016 increased to $231 million from $168 million for the nine months ended September 30, 2015. The increase was primarily due to the inclusion of the acquisition of CVR Nitrogen. Cost of goods sold for the fertilizer business is primarily comprised of pet coke expense, freight expense, distribution expense, purchased ammonia costs, direct operating expenses and depreciation and amortization.

Metals

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net sales	$72	$92	$206	$301
Cost of goods sold	78	102	217	328
Gross margin	$(6)	$(10)	$(11)	$(27)
Summarized ferrous tons and non-ferrous pounds sold for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in 000s)
Ferrous tons sold	169	232	526	671
Non-ferrous pounds sold	30,056	27,404	80,089	94,085
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
Three Months Ended September 30, 2016 and 2015
Net sales for the three months ended September 30, 2016 decreased by $20 million (22%) compared to the corresponding prior year period. The decrease was due to lower shipment volumes and selling prices for most product types for the three months ended September 30, 2016 as compared to the corresponding prior year period.
Ferrous shipments decreased by 63,000 gross tons (27%) while the average price decreased by $8 per gross ton (3%) during the three months ended September 30, 2016 as compared to the comparable prior year period. The shipment decrease was attributable to the slower flow of raw materials into the recycling yards due to efforts to reduce net unprofitable accounts from the supply base, and lower mill pricing which reduced peddler supply.
Non-ferrous shipment volumes decreased by 2.7 million pounds (10%) while average selling prices for non-ferrous decreased $0.03 per pound (4%) during the three months ended September 30, 2016 compared to corresponding prior year period, reflecting lower market pricing and its unfavorable impact on raw material availability.
Cost of goods sold for the three months ended September 30, 2016 decreased by $24 million (24%) compared to the corresponding prior year period. The decrease was primarily due to lower shipment volumes, lower material costs and lower processing costs. Gross margin as a percentage of net sales for the three months ended September 30, 2016 was a loss of 8% as compared to a loss of 11% in the corresponding prior year period. The material margin component of gross margin, as a percentage of net sales, improved over the respective periods, reflecting a continued focus on disciplined buying in the face of strong competition for shredder feedstock and lower pricing for non-ferrous auto shredder residue.
Nine Months Ended September 30, 2016 and 2015
Net sales for the nine months ended September 30, 2016 decreased by $95 million (32%) compared to the comparable prior year period. The decrease was due to lower shipment volumes and selling prices for the nine months ended September 30, 2016 as compared to the corresponding prior year period.
Ferrous shipments decreased by 145,000 gross tons (22%) while the average price decreased by $40 per gross ton (16%) during the nine months ended September 30, 2016 as compared to the comparable prior year period. The shipment decrease was attributable to reduced demand from domestic steel mills and to the slow flow of raw materials into the recycling yards. Low priced iron ore, direct-reduced iron pellets, and reduced demand from steel mills during the current quarter continued to hold down market prices.
Non-ferrous shipment volumes decreased by 14.0 million pounds (15%) and average selling prices for non-ferrous decreased $0.07 per pound (9%) during the nine months ended September 30, 2016 as compared to the comparable prior year period reflecting lower market pricing and its unfavorable impact on raw material availability.

Cost of goods sold for the nine months ended September 30, 2016 decreased by $111 million (34%) compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes, lower material costs and lower processing costs. Gross margin as a percentage of net sales was a loss of 5% and 9% for the nine months ended September 30, 2016 and 2015, respectively. The material margin component of gross margin, as a percentage of net sales, improved during the first nine months of 2016 as compared to the corresponding prior year period, reflecting a continued focus on disciplined buying in the face of strong competition for shredder feedstock and lower pricing for non-ferrous auto shredder residue. PSC Metals continued to expend considerable effort to bring costs in line with volumes and market pricing. PSC Metals closed nine feeder yards after March 31, 2015 in order to better align its cost structure to the current market environment.

Railcar

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net Sales/Other Revenues From Operations:
Manufacturing	$94	$92	$315	$281
Railcar Leasing	120	114	360	331
Railcar Services	13	12	38	36
	$227	$218	$713	$648
Cost of Goods Sold/Other Expenses From Operations:
Manufacturing	$86	$69	$270	$208
Railcar Leasing	72	45	166	133
Railcar Services	8	6	20	18
	$166	$120	$456	$359
Gross Margin:
Manufacturing	$8	$23	$45	$73
Railcar Leasing	48	69	194	198
Railcar Services	5	6	18	18
	$61	$98	$257	$289
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
Summarized shipments of railcars to leasing and non-leasing customers for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Shipments to leasing customers	209	1,163	494	4,696
Shipments to non-leasing customers	855	745	2,917	2,277
	1,064	1,908	3,411	6,973
As of September 30, 2016, our Railcar segment had a backlog of 5,083 railcars, including 1,902 railcars for lease customers and 3,181 for non-lease customers. In response to changes in customer demand, our Railcar segment continues to adjust production rates at its railcar manufacturing facilities.

Three Months Ended September 30, 2016 and 2015
Total manufacturing revenues for the three months ended September 30, 2016 increased by $2 million (2%) over the comparable prior year period. The increase was primarily due to a higher volume of shipments to non-leasing customers offset in part by an overall decrease in the average selling prices with a higher mix of hopper railcars, which generally sell at lower prices than tank railcars due to less material and labor content, more competitive pricing on both hopper and tank railcars and a decrease in revenue from certain material cost changes that ARI generally passes through to its customers.
Gross margin from manufacturing operations for the three months ended September 30, 2016 decreased to $8 million from $23 million as compared to the comparable prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues decreased to 9% for the three months ended September 30, 2016 from 25% as compared to the corresponding prior year period. The decrease in gross margin percentage over the respective period was primarily due to loss contingency related to a certain Federal Railroad Administration ("FRA") directive recorded during the third quarter of 2016, as discussed elsewhere in this Report, and to a higher mix of hopper railcar shipments, which generally sell at lower prices than tank railcars due to less material and labor content, in addition to more competitive pricing of both railcar types. See Note 17, "Commitments and Contingencies - Railcar," for further discussion regarding the FRA directive.
Railcar leasing revenues increased by $6 million (5%) for the three months ended September 30, 2016 as compared to the corresponding prior year period due to an increase in number of railcars leased to customers and a slight increase in the average lease rate. The lease fleet grew to 45,481 railcars at September 30, 2016 from 44,608 railcars at September 30, 2015.
Nine Months Ended September 30, 2016 and 2015
Total manufacturing revenues for the nine months ended September 30, 2016 increased by $34 million (12%) over the comparable prior year period. The increase was primarily due to a higher volume of shipments to non-leasing customers, an overall decrease in the average selling prices with a higher mix of hopper railcars, which generally sell at lower prices than tank railcars due to less material and labor content, more competitive pricing on both hopper and tank railcars and a decrease in revenue from certain material cost changes that ARI generally passes through to its customers.
Gross margin from manufacturing operations for the nine months ended September 30, 2016 decreased to $45 million from $73 million as compared to the comparable prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues decreased to 14% for the nine months ended September 30, 2016 from 26% in the corresponding prior year period. The decrease in gross margin percentage over the respective period was primarily due to a loss contingency related to a certain FRA directive recorded during the third quarter of 2016, as discussed elsewhere in this Report, and to a higher mix of hopper railcar shipments, which generally sell at lower prices than tank railcars due to less material and labor content, in addition to more competitive pricing of both railcar types. See Note 17, "Commitments and Contingencies - Railcar," for further discussion regarding the FRA directive.
Railcar leasing revenues increased by $29 million (9%) for the nine months ended September 30, 2016 as compared to the corresponding prior year period due to an increase in number of railcars leased to customers and a slight increase in the average lease rate. The lease fleet grew to 45,481 railcars at September 30, 2016 from 44,608 railcars at September 30, 2015.

Gaming
We conduct our Gaming segment through our majority ownership in Tropicana and our wholly owned subsidiary, Trump Entertainment Resorts, Inc. (“Trump”) which owns Trump Taj Mahal Casino Resort ("Trump Taj Mahal"). As discussed further in Note 1, "Description of Business and Basis of Presentation - Acquisitions of Businesses," we obtained control and consolidated the results of Trump upon its emergence from bankruptcy on February 26, 2016. Trump Taj Mahal is located in Atlantic City, New Jersey.  Trump Taj Mahal added approximately 160,000 square feet of gaming space with 2,500 slot machines, 130 table games and 2,000 hotel rooms to our existing gaming operations. Trump Taj Mahal closed and ceased its casino and hotel operations on October 10, 2016.
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

Three Months Ended September 30, 2016 and 2015
The increase in casino revenues for the three months ended September 30, 2016 as compared to the comparable prior year period was primarily due to an increase in consolidated gaming volumes of 22.2%, primarily due to the inclusion of results from Trump upon its emergence from bankruptcy on February 26, 2016, coupled with higher gaming volumes and table hold percentage at Tropicana Casino and Resort, Atlantic City ("Tropicana AC") in the third quarter of 2016 as compared to 2015. Our Gaming segment's consolidated slot hold percentage was 9.6% and 9.7% for the three months ended September 30, 2016 and 2015, respectively. Our Gaming segment's consolidated table game hold percentage was 18.8% and 15.6% for the three months ended September 30, 2016 and 2015, respectively.
Revenues from rooms increased for the three months ended September 30, 2016 as compared to the corresponding prior year period, primarily due to the inclusion of results from the Trump casino upon its emergence from bankruptcy on February 26, 2016. The average daily room rate and occupancy across all of our Gaming segment's properties were $95 and 73%, respectively, for the three months ended September 30, 2016 as compared to $94 and 76%, respectively, for the comparable prior year period.
Nine Months Ended September 30, 2016 and 2015
The increase in casino revenues for the nine months ended September 30, 2016 as compared to the comparable prior year period was primarily due to an increase in consolidated gaming volumes of 20.2%, primarily due to the inclusion of results from Trump upon its emergence from bankruptcy on February 26, 2016, coupled with higher gaming volumes and table hold percentage at Tropicana AC and Tropicana Evansville. Our Gaming segment's consolidated slot hold percentage was flat at 9.6% for the nine months ended September 30, 2016 as compared to the corresponding prior year period. Our Gaming segment's consolidated table game hold percentage was 18.4% and 16.5% for the nine months ended September 30, 2016 and 2015, respectively.
Revenues from rooms increased for the nine months ended September 30, 2016 as compared to the corresponding prior year period, primarily due to the inclusion of results from the Trump casino upon its emergence from bankruptcy on February 26, 2016. The average daily room rate and occupancy across all of our Gaming segment's properties were $89 and 70%, respectively, for the nine months ended September 30, 2016 as compared to $86 and 72%, respectively, for the comparable prior year period.
Mining
We conduct our Mining segment through Ferrous Resources Limited ("Ferrous Resources"), which we consolidated during the second quarter of 2015.
For our Mining segment, the key performance driver has historically been from demand for raw materials from Chinese steelmakers.  Since acquiring Ferrous Resources during the second quarter of 2015, our Mining segment has been concentrating on sales in its domestic market, Brazil, where the best margins are being captured. Although international iron ore prices have slightly improved to an average of $59 per metric ton during the third quarter of 2016, our Mining segment expects the remainder of 2016 to be challenging for the steel industry as it contends with slowing growth, overcapacity and increased competition.
Three Months Ended September 30, 2016 and 2015
Net sales for the three months ended September 30, 2016 and 2015 was $18 million and $12 million, respectively. Cost of goods sold for the three months ended September 30, 2016 and 2015 was $13 million and $14 million, respectively.
During the three months ended September 30, 2016 and 2015, our Mining segment sold approximately 0.9 million and 0.8 million metric tons, respectively, of iron ore with an average sales price of $21 and $18 per metric ton, respectively.
Our Mining segment continues to evaluate the best alternatives to sell its products in light of the challenging markets for iron ore.
Nine Months Ended September 30, 2016 and 2015
Net sales for the nine months ended September 30, 2016 and the period June 1, 2015 through September 30, 2015 was $49 million and $18 million, respectively. Cost of goods sold for the nine months ended September 30, 2016 and the period June 1, 2015 through September 30, 2015 was $43 million and $20 million, respectively. As a result of our acquisition of Ferrous Resources in the second quarter of 2015, the comparable prior year period results only include results in consolidation for the four months ended September 30, 2015.
During the nine months ended September 30, 2016 and the period June 1, 2015 through September 30, 2015, our Mining segment sold approximately 2.8 million and 1.1 million metric tons, respectively, of iron ore with an average sales price of $17 and $19 per metric ton, respectively.

Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). Viskase currently operates nine manufacturing facilities and six distribution centers throughout North America, Europe, South America and Asia and derives approximately 70% of its total net sales from customers located outside the United States during the three months ended September 30, 2016.
Three Months Ended September 30, 2016 and 2015
Net sales for the three months ended September 30, 2016 decreased by $5 million (6%) as compared to the corresponding prior year period. The decrease was primarily due to lower sales volume and unfavorable price and product mix, offset in part by favorable foreign currency translation.
Cost of goods sold for the three months ended September 30, 2016 decreased by $7 million (10%) as compared to the corresponding prior year period. Gross margin as a percentage of net sales was 25% and 21% for each of the three months ended September 30, 2016 and 2015, respectively. The improvement in gross margin as a percentage of net sales over the comparable period was primarily due to efficiencies from improved plant performance.
Nine Months Ended September 30, 2016 and 2015
Net sales for the nine months ended September 30, 2016 decreased by $19 million (7%) as compared to the corresponding prior year period. The decrease was primarily due to lower sales volume, unfavorable price and product mix and unfavorable foreign currency translation.
Cost of goods sold for the nine months ended September 30, 2016 decreased by $16 million (8%) as compared to the corresponding prior year period. Gross margin as a percentage of net sales was 24% and 23% for the nine months ended September 30, 2016 and 2015, respectively. The slight improvement in gross margin as a percentage of net sales over the comparable period was primarily due to efficiencies from plant performance.
Real Estate
Real Estate revenues and expenses include results from club operations, sales of residential units and rental income and expenses, including income from financing leases. Sales of residential units are included in net sales in our condensed consolidated financial statements. Results from club and rental operations, including financing lease income, are included in other revenues from operations in our condensed consolidated financial statements. Revenue from our real estate operations for each of the three and nine months ended September 30, 2016 and 2015 were substantially derived from income from club and rental operations. During 2015, our Real Estate segment sold certain assets, primarily within its rental operations, contributing to a decrease in other revenues from operations during 2016.
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
Three Months Ended September 30, 2016 and 2015
Net sales for the three months ended September 30, 2016 flat at $48 million as compared to the comparable prior year period. Cost of goods sold for the three months ended September 30, 2016 increased by $1 million (2%) compared to the comparable prior year period. The increase was primarily due to sales mix. Gross margin as a percentage of net sales was 13% for the three months ended September 30, 2016 as compared to 15% for the comparable prior year period. The decrease in gross margin as a percentage of net sales was primarily due to sales mix with programs and customers.
Nine Months Ended September 30, 2016 and 2015
Net sales for the nine months ended September 30, 2016 increased by $4 million (3%) compared to the comparable prior year period. The increase was primarily due to an increase in sales volume. Cost of goods sold for the nine months ended September 30, 2016 increased by $4 million (3%) compared to the comparable prior year period. The increase was primarily due to higher sales volume and mix. Gross margin as a percentage of net sales was 14% for each of the nine months ended September 30, 2016 and 2015.

Holding Company
The Holding Company had a net gain of $1 million from investment activities for each of the three months ended September 30, 2016 and 2015. The Holding Company had a net gain from investment activities of $10 million for the nine months ended September 30, 2016 compared to a net loss from investment activities of $31 million in the comparable prior year period.

Other Consolidated Results of Operations
Other Income (Loss), Net
Three Months Ended September 30, 2016 and 2015
Our consolidated other income (loss), net for the three months ended September 30, 2016 and 2015 was $13 million and $37 million, respectively. For the three months ended September 30, 2016 and 2015, our Energy segment recorded net (losses) gains on certain derivative contracts of $(2) million and $12 million, respectively. See Note 6, "Financial Instruments," to the condensed consolidated financial statements for further discussion. During the three months ended September 30, 2016 and 2015, net (losses) gains on disposition of assets were $(1) million and $19 million, respectively, primarily from our Real Estate segment which sold certain assets in 2015 within its club and rental operations.
Nine Months Ended September 30, 2016 and 2015
Our consolidated other income (loss), net for the nine months ended September 30, 2016 and 2015 was $53 million and $29 million, respectively. For the nine months ended September 30, 2016 and 2015, our Energy segment recorded net losses on certain derivative contracts of $5 million and $52 million, respectively. See Note 6, "Financial Instruments," to the condensed consolidated financial statements for further discussion. During the three months ended September 30, 2016 and 2015, net gains on disposition of assets were $10 million and $39 million, respectively, primarily from our Real Estate segment which sold certain assets in 2015 within its club and rental operations.
Selling, General and Administrative
Three Months Ended September 30, 2016 and 2015
Our consolidated selling, general and administrative for the three months ended September 30, 2016 increased by $185 million (44%) as compared to the comparable prior year period. The increase was primarily attributable to an increase from our Automotive segment of $113 million primarily due to the inclusion of the acquisitions of Pep Boys in February 2016 and an increase of $34 million from our Gaming segment primarily due to the inclusion of Trump casino upon its emergence from bankruptcy on February 26, 2016, coupled with an increase of $45 million from our Investment segment due to an increase of compensation expense related to a certain fund performance over the respective periods.
Nine Months Ended September 30, 2016 and 2015
Our consolidated selling, general and administrative for the nine months ended September 30, 2016 increased by $313 million (22%) as compared to the comparable prior year period. The increase was primarily attributable to an increase from our Automotive segment of $409 million primarily due to the inclusion of the acquisitions of Pep Boys in February 2016 and IEH Auto in the second quarter of 2015 and an increase of $76 million from our Gaming segment primarily due to the inclusion of Trump casino upon its emergence from bankruptcy on February 26, 2016, offset in part by a decrease of $178 million from our Investment segment due to a decrease of compensation expense related to a certain fund performance over the respective periods.
Restructuring
Three Months Ended September 30, 2016 and 2015
Our consolidated restructuring costs were $8 million and $18 million for three months ended September 30, 2016 and 2015, respectively, which were primarily attributable to our Automotive segment. These restructuring charges, primarily consisting of employee costs and headcount reductions, pertain to all restructuring programs that Federal-Mogul has initiated in order to improve its operating performance.
Federal-Mogul's restructuring expenses for the nine months ended September 30, 2016 are aimed at optimizing its cost structure. Federal-Mogul expects to complete these programs in 2017 and incur additional restructuring and other charges of approximately $1 million. For programs previously initiated in prior periods, Federal-Mogul expects to complete these programs in 2018 and incur additional restructuring charges of approximately $4 million.

Nine Months Ended September 30, 2016 and 2015
Our consolidated restructuring costs were $29 million and $57 million for nine months ended September 30, 2016 and 2015, respectively, which were primarily attributable to our Automotive segment. These restructuring charges, primarily consisting of employee costs and headcount reductions, pertain to all restructuring programs that Federal-Mogul has initiated in order to improve its operating performance.
Federal-Mogul's restructuring expenses for the nine months ended September 30, 2016 are aimed at optimizing its cost structure. Federal-Mogul expects to complete these programs in 2017 and incur additional restructuring and other charges of approximately $1 million. For programs previously initiated in prior periods, Federal-Mogul expects to complete these programs in 2018 and incur additional restructuring charges of approximately $4 million.
Impairment
Three Months Ended September 30, 2016 and 2015
Our consolidated impairment charges increased by $87 million for three months ended September 30, 2016 as compared to the comparable prior year period, which were primarily attributable to our Gaming segment. As a result of the Trump Taj Mahal's closing on October 10, 2016, we recorded an aggregate impairment charge of $92 million for the three months ended September 30, 2016 related to property, plant and equipment and intangible assets for our Gaming segment. See Note 5, "Fair Value Measurements," for further discussion.
Nine Months Ended September 30, 2016 and 2015
Our consolidated impairment charges increased by $660 million for nine months ended September 30, 2016 as compared to the comparable prior year period, which were primarily attributable to our Energy and Gaming segments. We recorded a goodwill impairment charge of $574 million related to our Energy segment for the nine months ended September 30, 2016. In addition, as a result of the Trump Taj Mahal's closing on October 10, 2016, we recorded an aggregate impairment charge of $92 million for the nine months ended September 30, 2016 related to property, plant and equipment and intangible assets for our Gaming segment. See Note 5, "Fair Value Measurements," and Note 8, "Goodwill and Intangible Assets, Net," for further discussion.
Interest Expense
Three Months Ended September 30, 2016 and 2015
Our consolidated interest expense during the three months ended September 30, 2016 decreased by $74 million (25%) as compared to the corresponding prior year period. The decrease was primarily due to lower interest expense from our Investment segment attributable to a decrease in due to broker balances over the respective periods, offset in part by higher interest expense from our Automotive segment due to higher interest rates on borrowings under revolving credit facilities over the respective periods and the inclusion of interest from the acquisition of Pep Boys in February 2016, as well as higher interest from our Energy segment due to a certain debt offering during the second quarter of 2016.
Nine Months Ended September 30, 2016 and 2015
Our consolidated interest expense during the nine months ended September 30, 2016 decreased by $188 million (22%) as compared the corresponding prior year period. The decrease was primarily due to lower interest expense from our Investment segment attributable to a decrease in due to broker balances over the respective periods, offset in part by higher interest expense from our Automotive segment due to higher interest rates on borrowings under revolving credit facilities over the respective periods and the inclusion of interest from the acquisitions of Pep Boys in February 2016 and IEH Auto in the second quarter of 2015, higher interest from our Energy segment due to a certain debt offering during the second quarter of 2016, as well as higher interest from our Railcar segment due to higher debt balances over the respective periods.
Income Tax Expense
Three Months Ended September 30, 2016 and 2015
For the three months ended September 30, 2016, each of Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $15 million on pre-tax income of $253 million compared to an income tax expense of $22 million on pre-tax loss of $918 million for the three months ended September 30, 2015. Our effective income tax rate was 5.9% and (2.4)% for the three months ended September 30, 2016 and 2015, respectively.
For the three months ended September 30, 2016, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership income not subject to taxation, as such income is allocated to the partners.
For the three months ended September 30, 2015, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership losses for which there was no tax benefit, as such taxes are the responsibility of the partners.

Nine Months Ended September 30, 2016 and 2015
For the nine months ended September 30, 2016, each of Icahn Enterprises and Icahn Enterprises Holdings recorded an income tax expense of $81 million on pre-tax loss of approximately $1.6 billion compared to an income tax expense of $184 million on pre-tax income of $207 million for the nine months ended September 30, 2015. Our effective income tax rate was (5.1)% and 88.9% for the nine months ended September 30, 2016 and 2015, respectively.
For the nine months ended September 30, 2016, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership losses for which there was no tax benefit, as such losses are allocated to the partners, and goodwill impairment not deductible for tax purposes.
For the nine months ended September 30, 2015, the effective tax rate was higher than the statutory federal rate of 35%, primarily due to partnership losses not subject to taxation, as such taxes are the responsibility of the partners.

Liquidity and Capital Resources
Holding Company
As of September 30, 2016, the Holding Company had investments in the Investment Funds with a total fair market value of approximately $1.8 billion. As of September 30, 2016, our Holding Company had cash and cash equivalents of $192 million and total debt of approximately $5.5 billion.
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
As of September 30, 2016, based on covenants in the indenture governing our senior notes, we are not permitted to incur additional indebtedness. See Note 10, “Debt,” to the condensed consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.
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
On August 3, 2016, Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. As a result, on September 19, 2016, Icahn Enterprises distributed an aggregate 3,586,029 depositary units to unit holders electing to receive depositary units in connection with this distribution.
On November 1, 2016, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit, which will be paid on or about December 19, 2016 to depositary unit holders of record at the close of business on November 14, 2016. Depositary unit holders have until December 7, 2016 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending December 14, 2016. No fractional depositary units will be issued pursuant to the dividend payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.

Borrowings
Debt consists of the following:

	September 30, 2016	December 31, 2015
	(in millions)
5.875% senior unsecured notes due 2022 - Icahn Enterprises/Icahn Enterprises Holdings	$1,339	$1,338
6.00% senior unsecured notes due 2020 - Icahn Enterprises/Icahn Enterprises Holdings	1,705	1,706
4.875% senior unsecured notes due 2019 - Icahn Enterprises/Icahn Enterprises Holdings	1,271	1,270
3.50% senior unsecured notes due 2017 - Icahn Enterprises/Icahn Enterprises Holdings	1,174	1,172
Debt and credit facilities - Automotive	3,324	3,121
Debt facilities - Energy	1,120	619
Debt and credit facilities - Railcar	2,343	2,671
Credit facilities - Gaming	287	289
Credit facilities - Food Packaging	265	267
Other	143	141
	$12,971	$12,594

Refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for information concerning terms, restrictions and covenants pertaining to our debt. See Note 10, “Debt,” to the condensed consolidated financial statements in this Report for information with respect to updates on our debt at September 30, 2016 compared to December 31, 2015. As of September 30, 2016, we are in compliance with all debt covenants.
Contractual Commitments and Contingencies
Other than certain debt transactions as described below for our Automotive, Energy and Railcar segments, there have been no material changes to our contractual commitments and contingencies as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
We have off-balance sheet risk related to investment activities associated with certain financial instruments, including futures, options, credit default swaps and securities sold, not yet purchased. For additional information regarding these arrangements, see Note 6, “Financial Instruments,” to the condensed consolidated financial statements.

Consolidated Cash Flows
The following table summarizes cash flow information for the nine months ended September 30, 2016 and cash and cash equivalents as of September 30, 2016 for Icahn Enterprises' operating segments and the Holding Company:

	Nine Months Ended September 30, 2016			September 30, 2016
	Net Cash Provided By (Used In)			Cash and Cash Equivalents
	Operating Activities	Investing Activities	Financing Activities
	(in millions)
Investment	$554	$—	$498	$14
Automotive	394	(261)	152	375
Energy	210	(172)	58	763
Metals	(5)	(1)	—	5
Railcar	318	(107)	(347)	299
Gaming	63	(34)	—	290
Mining	(2)	(12)	2	2
Food Packaging	24	(11)	(3)	47
Real Estate	19	3	(3)	13
Home Fashion	(6)	(8)	2	2
Holding Company	(247)	(1,064)	(80)	192
	$1,322	$(1,667)	$279	$2,002

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
Operating Activities
Cash provided by operating activities during the nine months ended September 30, 2016 was primarily attributable to our Investment segment due to net cash provided by investment transactions. Additionally, our Energy and Railcar segments had net cash provided by operating activities primarily due to earnings before non-cash charges. Our Automotive segment also had net cash provided by operating activities due to earnings before non-cash charges offset in part by decreases in working capital. The Holding Company had net cash used in operating activities primarily due to interest payments on our senior unsecured notes.
Investing Activities
Cash used in investing activities during the nine months ended September 30, 2016 was primarily due to our acquisition of Pep Boys by the Holding Company as well as our Energy segment's acquisition of CVR Nitrogen. Additionally, our Railcar segment had capital expenditures of $104 million, of which $88 million was for the manufacture or purchase of railcars for its leasing operations, and our Automotive and Energy segments had capital expenditures of $306 million and $106 million, respectively. Additionally, the Holding Company had purchases of investments of $67 million.
Financing Activities
Cash provided from financing activities during the nine months ended September 30, 2016 was primarily due to our Investment segment which received net contributions from affiliates of Mr. Icahn of $498 million. This was offset in part by payments of distributions to our LP unitholders and payments of dividends and distributions to non-controlling interests in certain of our subsidiaries.

Discussion of Segment Liquidity and Capital Resources
There have been no material changes to our capital expenditures during the nine months ended September 30, 2016 as compared to the estimated capital expenditures for 2016 as reported in our Annual Report on Form 10-K for the year ended December 31, 2015.
Investment
As of September 30, 2016, the Investment Funds' net notional exposure was -138%. The Investment Funds' long exposure was 165% (157% long equity and 8% long credit) and the Investment Funds' short exposure was 303% (286% short equity, 17% short credit and other).  The notional exposure represents the ratio of the notional exposure of the Investment Funds' invested capital to the net asset value of the Investment Funds at September 30, 2016.
Of our long exposure of 165%, the fair value of our long positions (with certain adjustments) represented 158% of our long exposure. The notional value of our other long positions, which primarily included single name equity forward contracts and credit contracts, represented 7% of our long exposure.
Of our short exposure of 303%, the fair value of our short positions represented 21% of our short exposure. The notional value of our other short positions, which primarily included short credit default swap contracts and short broad market index swap derivative contracts, represented 282% of our short exposure.
With respect to both our long positions that are not notionalized (158% long exposure) and our short positions that are not notionalized (21% short), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.
With respect to the notional value of our other short positions (282% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.
The Investment Funds historically have had access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.
Automotive
During the first quarter of 2016, Federal-Mogul increased its borrowing capacity under a certain revolving credit facility (the "Federal-Mogul Replacement Revolver Facility") by $50 million to $600 million. As of September 30, 2016, the outstanding balance on the Federal-Mogul Replacement Revolver Facility was $390 million. As of September 30, 2016, the borrowing availability under the Federal-Mogul Replacement Revolver Facility was $173 million. Federal-Mogul had $37 million of letters of credit outstanding as of September 30, 2016 pertaining to the Federal-Mogul Replacement Revolver Facility. As of September 30, 2016, Federal-Mogul had an aggregate availability of $210 million with respect to its consolidated revolving credit facilities.
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Canada and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $519 million and $408 million as of September 30, 2016 and December 31, 2015, respectively. Of those gross amounts, $510 million and $401 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the condensed consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of both September 30, 2016 and December 31, 2015, Federal-Mogul had withdrawn cash related to such transferred receivables of $1 million. Proceeds from the transfers of accounts receivable qualifying as sales were approximately $1.2 billion and $1.2 billion for the nine months ended September 30, 2016 and 2015, respectively.
On August 16, 2016, IEP Auto Holdings LLC ("IEP Auto"), a wholly owned subsidiary of ours and parent company of IEH Auto and Pep Boys, executed a new loan and security agreement (the “IEP Auto Credit Facility”) providing for borrowings of up to $675 million. A portion of the proceeds from the new IEP Auto Credit Facility was used to repay in full both the IEH Auto Revolving Credit Facility and Pep Boys Revolving Credit Facility (each as defined and discussed below). In addition, the IEP Auto Credit Facility replaced the both the IEH Auto Revolving Credit Facility and Pep Boys Revolving Credit Facility. See Note, 10, "Debt - Automotive," for further discussion regarding the new IEP Auto Credit Facility.
As of September 30, 2016, IEP Auto had an aggregate $225 million outstanding under the IEP Auto Credit Facility. As of September 30, 2016, there was $43 million in letters of credit outstanding with respect to the IEP Auto Credit Facility. To the extent letters of credit associated with the IEP Auto Credit Facility are issued, there will be a corresponding decrease in borrowings available under this facility. As of September 30, 2016, taking into account the borrowing base requirements (including reduction for amounts outstanding under the trade payable program), there was $129 million of availability under the IEP Auto Credit Facility.
On November 25, 2015, IEH Auto entered into a senior secured asset based revolving credit facility (the "IEH Auto Revolving Credit Facility") for $125 million. On January 25, 2016, the IEH Auto Credit Facility was amended and restated to increase the revolver commitments to $210 million. As discussed above, the IEH Auto Revolving Credit Facility was paid in full from a portion of the proceeds from the IEP Auto Credit Facility and terminated during the third quarter of 2016.
Pep Boys had a revolving credit agreement (the "Pep Boys Revolving Credit Facility") providing for borrowings of up to $300 million, with an original maturity date of July 26, 2016. The maturity date of this revolving credit agreement was extended to October 24, 2016. As discussed above, the Pep Boys Revolving Credit Facility was paid in full from a portion of the proceeds from the IEP Auto Credit Facility and terminated during the third quarter of 2016.
Energy
As of September 30, 2016, Coffeyville Resources, LLC had availability under the Amended and Restated ABL Credit Facility of $323 million and had letters of credit outstanding of $28 million. There were no borrowings outstanding under the ABL Credit Facility as of September 30, 2016. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions as of September 30, 2016.
On September 30, 2016, CVR Partners entered into a senior secured asset based revolving credit facility (the "CVR Partners Credit Facility") providing for availability of up to $50 million with an incremental facility, which permits an increase in borrowings of up to $25 million in the aggregate subject to additional lender commitments and certain other conditions. As of September 30, 2016, CVR Partners and its subsidiaries had availability under the CVR Partners Credit Facility of $48 million. There were no borrowings outstanding under the CVR Partners Credit Facility as of September 30, 2016. See Note 10, "Debt - Energy," for further discussion regarding this transaction.
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
For the nine months ended September 30, 2016, we received $107 million in dividends from CVR. Subsequent to September 30, 2016, CVR declared a quarterly dividend, which will result in an additional $36 million in dividends paid to us in the fourth quarter of 2016.
Railcar
In December 2015, ARI completed a financing of its railcar lease fleet with availability of up to $200 million under a credit agreement (the "ARI 2015 Credit Agreement"). The ARI 2015 Credit Agreement contains an incremental borrowing provision under which ARI, as debtor and subject to the conditions set forth in the ARI 2015 Credit Agreement, has the right but not the obligation to increase the amount of the facility in an aggregate amount of up to $100 million (the amounts extended under the 2015 Credit Agreement, inclusive of any amounts extended under the incremental facility, the Revolving Loans), to a maximum principal amount of $300 million. In February 2016, ARI repaid amounts outstanding under this revolving loan in full and as of the date of this Report has borrowing availability of $200 million under this credit facility.

On July 28, 2015, ARI's board of directors authorized the repurchase of up to $250 million of its outstanding common stock ("ARI Stock Repurchase Program"). The ARI Stock Repurchase Program will end upon the earlier of the date on which it is terminated by ARI's board of directors or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon ARI's evaluation of market conditions and other factors. The ARI Stock Repurchase Program may be suspended, modified or discontinued at any time and ARI has no obligation to repurchase any amount of its common stock under the ARI Stock Repurchase Program. Under the ARI Stock Repurchase Program, ARI repurchased shares of its common stock during the nine months ended September 30, 2016 at a cost of $17 million.
On September 28, 2016, NCI IV LLC (f/k/a ARI First LLC), a wholly owned subsidiary of ARL, entered into a secured term facility with PNC Equipment Finance in the amount of $150 million with an interest rate based on 30 day LIBOR with a maturity date of September 27, 2017. The net proceeds and cash on hand were used to pay off a certain debt of NCI IV LLC that matured during the third quarter of 2016 in the amount of $208 million.
Gaming
On July 31, 2015 Tropicana's board of directors authorized the repurchase of up to $50 million of its outstanding common stock with no set expiration date ("Tropicana Stock Repurchase Program"). The Tropicana Stock Repurchase Program will end upon the earlier of the date on which the plan is terminated by Tropicana's board of directors or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon Tropicana's evaluation of market conditions and other factors. The Tropicana Stock Repurchase Program may be suspended, modified or discontinued at any time and Tropicana has no obligation to repurchase any amount of its common stock under the Tropicana Stock Repurchase Program. Under the Tropicana Stock Repurchase Program, Tropicana repurchased shares of its common stock during the nine months ended September 30, 2016 at a cost of $6 million.

Critical Accounting Policies and Estimates
Other than the goodwill impairment for our Energy segment as discussed below, there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2016 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2015.
Energy
Due to worsening sales trends for our Energy segment's Petroleum reporting unit, we performed an interim goodwill impairment analysis during the first quarter of 2016. Based on this analysis, our Energy segment recognized a goodwill impairment charge of $574 million, which represented the full amount of the remaining goodwill allocated to the Petroleum reporting unit. Due to the complexity in the "Step 2" goodwill impairment test performed during the first quarter of 2016, we finalized the assessment of our Energy segment's goodwill impairment during the third quarter of 2016 and noted that no additional adjustments to goodwill were required during the third quarter of 2016.
Our Energy segment's reporting unit fair values are based upon consideration of various valuation methodologies, one of which is projecting future cash flows discounted at rates commensurate with the risks involved (“DCF”). Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. We believe that our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in a DCF are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective.
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
Market Risk
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of September 30, 2016, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by approximately $932 million, $121 million and $2.0 billion, respectively. However, as of September 30, 2016, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an investment of approximately 31% in the Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 69% of the change in fair value.
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
Automotive
See Note 6, “Financial Instruments - Automotive,” to the condensed consolidated financial statements for discussion regarding our Automotive segment's interest rate risk, commodity price risk and foreign currency risk.
The translated values of revenue and expense from our Automotive segment's international operations are subject to fluctuations due to changes in currency exchange rates. During the nine months ended September 30, 2016, our Automotive segment derived 37% of its sales in the United States and 63% internationally. Of these international sales, 54% were denominated in the euro, with no other single currency representing more than 10% of international sales. To minimize foreign currency risk, our Automotive segment generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, our Automotive segment manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts.
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
Commodity Price Risk
At September 30, 2016, CVR Refining had open commodity hedging instruments consisting of 2.2 million barrels net of 2-1-1 crack spreads, 0.2 million barrels net of crack spreads and 0.3 million barrels of price and basis swaps. A change of $1.00 per barrel in the fair value of the benchmark crude or product basis would result in an increase or decrease in the related fair value of the commodity hedging instruments of $3 million.
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
Our Railcar segment's financial results could be affected by changes in interest rates due to the impact those changes have on its variable rate debt obligation as of September 30, 2016. A one percentage point increase in the rate of the average variable rate debt as of September 30, 2016 would have an $11 million impact on our Railcar segment's annualized interest expense.
Gaming
Interest Rate Risk
Tropicana's primary exposure to market risk is interest rate risk associated with its Tropicana New Term Loan Facility that bears interest based on floating rates. Based on Tropicana's borrowings as of September 30, 2016, assuming a 1% increase over the 4% floor specified in its Tropicana New Term Loan Facility, Tropicana's annual interest cost would change by approximately $3 million.
Mining
Commodity Price Risk
Ferrous Resources’ revenues are based on the sale of iron ore fines. Our Mining segment's financial results can vary significantly as a result of fluctuations in the market prices of iron ore. International prices for this commodity have fluctuated historically and are affected by numerous factors beyond Ferrous Resources' control. The price index that is utilized in our Mining segment's iron ore sales contracts is the Platts 62 percent Fe fines spot rate pricing, which can fluctuate widely due to numerous factors, such as global economic growth or contraction, change in demand for steel or changes in availability of supply. Our Mining segment estimates that a hypothetical 10% adverse movement in the international price of iron ore for the nine months ended September 30, 2016 would have decreased net income attributable to Icahn Enterprises for our Mining segment by $4 million.
Foreign Currency Risk
Ferrous Resources' principal objective is to produce iron ore which is typically priced in U.S. dollars. The majority of its funding and cash balances are also denominated in U.S. dollars. A proportion of Ferrous Resources' costs are incurred in Brazilian reals while significant capital expenditures are expected to be incurred in U.S. dollars. Accordingly, our Mining segment's financial results may be impacted by exchange rate fluctuations between the U.S. dollar and the Brazilian real. Our Mining segment estimates that a hypothetical 10% adverse movement of the Brazilian real against the U.S. dollar during the nine months ended September 30, 2016 would have decreased net income attributable to Icahn Enterprises for our Mining segment by $3 million.
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
Based on sensitivity analysis for our equity price risks as of September 30, 2016, the effects of a 10% adverse change in the fair value of these investments would result in loss of approximately $32 million.

Item 4. Controls and Procedures.
As of September 30, 2016, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and Icahn Enterprises Holdings' and subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 17, “Commitments and Contingencies” to the condensed consolidated financial statements located in Part I, Item I of this Report, which is incorporated by reference into this Part II, Item 1, for a description of the litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors.
Except for the risk factors related to our Automotive and Railcar segments as discussed below, there were no other material changes to our risk factors during the nine months ended September 30, 2016 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2015.
Automotive
Our Automotive segment's operations in foreign countries exposes it to risks related to economic and political conditions and foreign currency fluctuations:
As a global business operating in a time of increasing global economic and political instability, our Automotive segment is exposed to global market risks, the consequences of which cannot always be anticipated or quantified.  One example is the recent decision of voters in the United Kingdom to withdraw from the European Union (referred to as “Brexit”). While any ultimate effects of Brexit on our Automotive segment are difficult to predict (particularly given the potentially lengthy negotiation period to accomplish a formal withdrawal), because our Automotive segment currently conducts its business in the United Kingdom and in Europe, the results of the referendum and any eventual withdrawal could cause disruptions and create uncertainty for our Automotive segment's businesses, including affecting its relationships with its customers and suppliers, and could also alter the relationship among currencies, including the value of the British Pound relative to the US Dollar. Such disruptions and uncertainties could adversely affect our Automotive segment's financial condition, operating results and cash flows. Any ultimate effects of Brexit on our Automotive segment will also depend on whether the UK negotiates to retain access to European Union markets either during a transitional period or more permanently.  The failed coup attempt in Turkey, a country in which our Automotive segment has various ownership and economic interests, is another example of a recent global political development for which any potential consequences for our Automotive segment are uncertain.  These and other developments may increase volatility in the results our Automotive segment's operations and may adversely affect our Automotive segment's financial condition.
Railcar
Our Railcar segment may incur significant costs, loss to reputation and further regulatory action as a result of the issuance of the FRA Directive, any of which could materially adversely affect our Railcar segment's operations.
On September 30, 2016, the Federal Railroad Administration ("FRA") released Railworthiness Directive Number 2016-01 (the "FRA Directive"). The FRA Directive addressed certain welding practices in one weld area in specified DOT 111 tank railcars manufactured between 2009 and 2015 by American Railcar Industries, Inc. and ACF Industries LLC. The FRA became involved as a result of one tank railcar manufactured by ARI having a leak that was identified in 2014. The FRA Directive indicated that approximately 14,800 general purpose tank railcars could be subject to the FRA Directive. The Directive reported that approximately 15% of railcar inspections reviewed by the FRA had weld conditions and the FRA has suggested that, over time, those conditions could develop cracks and lead to leaks. The FRA Directive requires owners of subject railcars to identify tank railcars in their respective fleets covered by the FRA Directive by October 30, 2016 and to ensure appropriate inspection, testing and repairs, if needed, during a period that ranges from 12 to 24 months from September 30, 2016, depending on the commodity service of the railcar.
Owners, including our Railcar segment as a railcar lessor, and lessees of the subject railcars will likely incur costs associated with compliance with the FRA Directive, including but not limited to, freight costs for transporting covered railcars to and from repair facilities, and costs of inspection, cleaning and repair, if necessary. Our Railcar segment, and other lessors of subject railcars, may also experience loss of revenue during periods of rent abatement, if applicable, as a result of railcars being out of service due to compliance with the FRA Directive.
In accordance with accounting principles generally accepted in the United States of America, as of September 30, 2016, our Railcar segment established a loss contingency of $32 million to cover its probable and estimable liabilities with respect to its remedial response to the FRA Directive, taking into account currently available information and its contractual obligations in its capacity as both a manufacturer and lessor of railcars subject to the FRA Directive. Subsequent developments with respect to the FRA Directive may affect our Railcar segment's assessment and estimates of the loss contingency recorded as a reserve and require it to make payments in excess of its reserves, which could have an adverse effect on our Railcar segment's results of operations.
Our Railcar segment's overall costs of compliance with the FRA Directive beyond the probable and estimable liabilities discussed above cannot currently be reasonably estimated and our Railcar segment cannot assure you that the amount of the loss contingency accrual is adequate to cover our Railcar segment's actual costs and losses. Such costs may be substantial and may not be adequately covered by insurance, if at all, and could include costs relating to, among others:
•applicable warranties and leasing arrangements;
•implementing changes to our manufacturing personnel or processes; and
•claims, litigation, settlements and/or regulatory proceedings.
Complying with the FRA Directive could require additional capital investments, restrict our Railcar segment's ability to expand its operations or lease fleet, or disrupt its operations. Failure to successfully manage compliance with the FRA Directive could cause lost revenue, harm to our Railcar segment's reputation, deterioration of business and customer relationships, including with its affiliates, and result in an adverse impact on our Railcar segment's business, financial condition and results of operations. Any material loss of revenue due to rent abatement, or otherwise, could adversely affect our Railcar segment's ability to comply with covenants in our debt facilities. Our Railcar segment cannot assure that costs incurred to comply with any new regulations, including the FRA Directive, will not be material to our Railcar segment's business, financial condition or results of operations.
Under the Directive, the FRA also reserved the right to seek civil penalties or to take any other appropriate enforcement action for violation of the Federal Hazardous Materials Regulations that have occurred. To the extent our Railcar segment become subject to any such civil penalties and/or enforcement actions, it could result in substantial costs and could harm our Railcar segment's business, financial condition and results of operations.

Item 5. Other Information.
In June and July of 2014, the U.S. Attorney’s office for the Southern District of New York and the Securities and Exchange Commission contacted Icahn Enterprises and Mr. Carl Icahn seeking the production of various documents pertaining to our and Mr. Icahn’s trading activities in various securities. We and Mr. Icahn have cooperated with the requests and provided documents in response to the subpoenas in October 2014. Neither the U.S. Attorney’s office for the Southern District of New York nor the Securities and Exchange Commission has made any claims or allegations against us or Mr. Icahn and we have not heard back from either office. We maintain a strong compliance program and, while no assurances can be made, at this time we do not believe this inquiry or any proceedings will have a material impact on our business, financial condition, results of operations or cash flows.
Federal-Mogul Tender Offer
On September 6, 2016, we, through our wholly owned subsidiary, IEH FM Holdings LLC, and Federal-Mogul entered into an Agreement and Plan of Merger (the "Federal-Mogul Merger Agreement"). Pursuant to the Federal-Mogul Merger Agreement, and upon the terms and subject to the conditions thereof, we commenced a cash tender offer (the "Federal-Mogul Tender Offer) to acquire, subject to the terms and conditions of the Federal-Mogul Merger Agreement, all of the issued and outstanding shares of Federal-Mogul’s common stock, par value $0.01 per share, not already owned by us, for a purchase price of $9.25 per share, net to the seller in cash, without interest, less any applicable tax withholding. The Federal-Mogul Tender Offer was extended and will currently expire on 12:00 midnight, New York City time, on November 14, 2016 (one minute after 11:59 P.M., New York City time, on November 14, 2016), unless further extended.
CVR Refining Call Right
On August 2, 2016, we sold 250,000 common units of CVR Refining. As a result of this transaction, we and our affiliates collectively own 69.99% of CVR. Pursuant to CVR Refining’s partnership agreement, in certain circumstances, the general partner of CVR Refining has the right to purchase all, but not less than all, of CVR Refining common units held by unaffiliated unit holders at a price not less than their then-current market price, as calculated pursuant to the terms of such partnership agreement (the “Call Right”). Pursuant to the terms of the partnership agreement, because our holdings were reduced to less than 70.0%, the ownership threshold for the application of such Call Right was permanently reduced from 95% to 80%. Accordingly, if at any time the general partner of CVR Refining and its affiliates owns more than 80% of CVR Refining common units, it will have the right, but not the obligation, to exercise such Call Right.
Closure of Trump Taj Mahal
On September 9, 2014, Trump Entertainment Resorts, Inc. (“Trump”) and its subsidiaries filed voluntary Chapter 11 petitions in the United States Bankruptcy Court for the District of Delaware in Wilmington, Delaware. On February 26, 2016

(the "Effective Date"), Trump emerged from bankruptcy. Icahn Enterprises was the sole holder of Trump's senior secured debt. On the Effective Date, among other things, the existing pre-petition senior secured debt with a face amount of $286 million held by Icahn Enterprises was extinguished and converted into 100.0% of Trump’s New Common Stock (as defined in the bankruptcy plan). As a result, we became the 100.0% owner of Trump after reorganization and accordingly, obtained control and began consolidating the results of Trump on February 26, 2016. Trump owns the Trump Taj Mahal Casino Resort ("Trump Taj Mahal"). The Trump Taj Mahal closed and ceased its casino and hotel operations on October 10, 2016.
LP Unit Distribution
On August 3, 2016, Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. As a result, on September 19, 2016, Icahn Enterprises distributed an aggregate 3,586,029 depositary units to unit holders electing to receive depositary units in connection with this distribution.
Mr. Icahn and his affiliates elected to receive a majority of their proportionate share of these distributions in depositary units. As of November 2, 2016, Mr. Icahn and his affiliates owned 89.7% of Icahn Enterprises outstanding depositary units.
Second Amended and Restated Partnership Agreement
On August 2, 2016, our Board of Directors of Icahn Enterprises adopted the Second Amended and Restated Limited Partnership Agreement (the "Agreement"), effective on August 2, 2016. The Agreement incorporates amendments No. 1 through No. 6, previously approved by the Board and filed between 1995 and 2007, and makes certain other non-material changes including changes designed to conform the Agreement with prior amendments and with the current practices of the Computershare Inc., as depositary agent (the "Depositary"), including with respect to transfer of depositary units and the issuance of uncertificated units, among other items. The Board of Directors approved corresponding changes to the Second Amended and Restated Depositary Agreement by and between the Company and the Depositary. The foregoing is a summary and is qualified in its entirety by reference to the Agreement, attached as exhibit 3.1 to our Quarterly Report on 10-Q for the quarter ended June 30, 2016 filed on August 4, 2016.

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

Exhibit 101
The following financial information from Icahn Enterprises' and Icahn Enterprises Holdings' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Date: November 3, 2016

Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/SungHwan Cho
SungHwan Cho, Chief Financial Officer and Director

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Peter Reck
Peter Reck, Chief Accounting Officer

Date: November 3, 2016